Form 10-Q
period 2012-03-31
FIRST BANCORP /NC/
filed 2012-05-10
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant's Common Stock outstanding on April 30, 2012 was 16,949,941.

INDEX

FIRST BANCORP AND SUBSIDIARIES

Index

FORWARD-LOOKING STATEMENTS

Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2011 Annual Report on Form 10-K.

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	March 31, 2012	December 31, 2011(audited)	March 31, 2011
ASSETS
Cash and due from banks, noninterest-bearing	$58,001	80,341	59,985
Due from banks, interest-bearing	234,137	135,218	182,445
Federal funds sold	1,203	608	14,590
Total cash and cash equivalents	293,341	216,167	257,020

Securities available for sale	159,182	182,626	192,382
Securities held to maturity (fair values of $61,226, $62,754, and $58,526)	57,066	57,988	57,433

Presold mortgages in process of settlement	7,003	6,090	2,696

Loans – non-covered	2,094,524	2,069,152	2,045,998
Loans – covered by FDIC loss share agreement	342,100	361,234	440,212
Total loans	2,436,624	2,430,386	2,486,210
Allowance for loan losses – non-covered	(46,455)	(35,610)	(35,773)
Allowance for loan losses – covered	(6,372)	(5,808)	(7,002)
Total allowance for loan losses	(52,827)	(41,418)	(42,775)
Net loans	2,383,797	2,388,968	2,443,435

Premises and equipment	72,343	69,975	67,879
Accrued interest receivable	10,969	11,779	12,958
FDIC indemnification asset	113,405	121,677	140,937
Goodwill	65,835	65,835	65,835
Other intangible assets	3,675	3,897	4,575
Other real estate owned – non-covered	36,838	37,023	26,961
Other real estate owned – covered	79,535	85,272	95,868
Other assets	54,017	43,177	34,484
Total assets	$3,337,006	3,290,474	3,402,463

LIABILITIES
Deposits: Noninterest bearing checking accounts	$371,293	335,833	332,168
Interest bearing checking accounts	468,691	423,452	349,677
Money market accounts	526,684	513,832	516,045
Savings accounts	157,619	146,481	161,869
Time deposits of $100,000 or more	738,839	753,233	806,735
Other time deposits	567,933	582,206	677,947
Total deposits	2,831,059	2,755,037	2,844,441
Securities sold under agreements to repurchase	—	17,105	72,951
Borrowings	133,894	133,925	108,833
Accrued interest payable	1,659	1,872	2,328
Other liabilities	31,963	37,385	24,520
Total liabilities	2,998,575	2,945,324	3,053,073

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued and outstanding: 63,500, 63,500, and 65,000 shares	63,500	63,500	65,000
Discount on preferred stock	—	—	(2,703)
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued and outstanding: 16,937,641, 16,909,820 and 16,824,489 shares	105,068	104,841	104,581
Retained earnings	178,195	185,491	187,401
Accumulated other comprehensive income (loss)	(8,332)	(8,682)	(4,889)
Total shareholders’ equity	338,431	345,150	349,390
Total liabilities and shareholders’ equity	$3,337,006	3,290,474	3,402,463

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Interest and fees on loans	$35,042	36,807
Interest on investment securities:
Taxable interest income	1,258	1,432
Tax-exempt interest income	493	500
Other, principally overnight investments	139	90
Total interest income	36,932	38,829

INTEREST EXPENSE
Savings, checking and money market	849	1,230
Time deposits of $100,000 or more	2,175	2,604
Other time deposits	1,269	2,169
Securities sold under agreements to repurchase	4	50
Borrowings	544	462
Total interest expense	4,841	6,515

Net interest income	32,091	32,314
Provision for loan losses – non-covered	18,557	7,570
Provision for loan losses – covered	2,998	3,773
Total provision for loan losses	21,555	11,343
Net interest income after provision for loan losses	10,536	20,971

NONINTEREST INCOME
Service charges on deposit accounts	2,847	2,645
Other service charges, commissions and fees	2,192	1,915
Fees from presold mortgage loans	411	295
Commissions from sales of insurance and financial products	383	355
Gain from acquisition	—	10,196
Foreclosed property losses and write-downs – non-covered	(688)	(1,353)
Foreclosed property losses and write-downs – covered	(4,547)	(4,934)
FDIC indemnification asset income, net	4,105	5,040
Securities gains	452	14
Other gains	194	20
Total noninterest income	5,349	14,193

NONINTEREST EXPENSES
Salaries	10,174	9,711
Employee benefits	3,914	3,202
Total personnel expense	14,088	12,913
Net occupancy expense	1,681	1,672
Equipment related expenses	1,170	1,062
Intangibles amortization	223	224
Acquisition expenses	—	351
Other operating expenses	7,213	8,821
Total noninterest expenses	24,375	25,043

Income (loss) before income taxes	(8,490)	10,121
Income taxes (benefit)	(3,308)	3,746

Net income (loss)	(5,182)	6,375

Preferred stock dividends	(760)	(813)
Accretion of preferred stock discount	—	(229)

Net income (loss) available to common shareholders	$(5,942)	5,333

Earnings (loss) per common share:
Basic	$(0.35)	0.32
Diluted	(0.35)	0.32

Dividends declared per common share	$0.08	0.08

Weighted average common shares outstanding:
Basic	16,924,616	16,813,941
Diluted	16,924,650	16,841,787

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
($ in thousands-unaudited)	2012	2011

Net income (loss)	$(5,182)	6,375
Other comprehensive income (loss):
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, pretax	717	190
Tax benefit	(280)	(74)
Reclassification to realized gains	(452)	(14)
Tax expense	176	5
Postretirement Plans:
Amortization of unrecognized net actuarial loss	301	140
Tax expense	(117)	(56)
Amortization of prior service cost and transition obligation	9	9
Tax expense	(4)	(4)
Other comprehensive income	350	196
Comprehensive income (loss)	$(4,832)	6,571

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Preferred Stock	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Discount	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2011	$65,000	(2,932)	16,801	$104,207	183,413	(5,085)	344,603

Net income					6,375		6,375
Common stock issued under stock option plans			2	31			31
Common stock issued into dividend reinvestment plan			14	210			210
Cash dividends declared ($0.08 per common share)					(1,345)		(1,345)
Preferred dividends					(813)		(813)
Accretion of preferred stock discount		229			(229)		—
Stock-based compensation			7	133			133
Other comprehensive income						196	196

Balances, March 31, 2011	$65,000	(2,703)	16,824	$104,581	187,401	(4,889)	349,390

Balances, January 1, 2012	$63,500	—	16,910	$104,841	185,491	(8,682)	345,150

Net income (loss)					(5,182)		(5,182)
Common stock issued into dividend reinvestment plan			18	209			209
Repurchases of common stock			—	(2)			(2)
Cash dividends declared ($0.08 per common share)					(1,354)		(1,354)
Preferred dividends					(760)		(760)
Stock-based compensation			10	20			20
Other comprehensive income						350	350

Balances, March 31, 2012	$63,500	—	16,938	$105,068	178,195	(8,332)	338,431

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(5,182)	6,375
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	21,555	11,343
Net security premium amortization	456	412
Purchase accounting accretion and amortization, net	(2,525)	(2,500)
Gain from acquisition	—	(10,196)
Foreclosed property losses and write-downs	5,235	6,287
Gain on securities available for sale	(452)	(14)
Other gains	(194)	(20)
Increase in net deferred loan costs	(60)	(207)
Depreciation of premises and equipment	1,133	1,092
Stock-based compensation expense	20	133
Amortization of intangible assets	223	224
Origination of presold mortgages in process of settlement	(19,422)	(20,082)
Proceeds from sales of presold mortgages in process of settlement	18,509	21,348
Decrease in accrued interest receivable	810	621
Increase in other assets	(15,846)	(4,281)
Increase (decrease) in accrued interest payable	(213)	246
Decrease in other liabilities	(5,080)	(5,280)
Net cash provided (used) by operating activities	(1,033)	5,501

Cash Flows From Investing Activities
Purchases of securities available for sale	(9,000)	(21,817)
Purchases of securities held to maturity	—	(3,232)
Proceeds from sales of securities available for sale	9,641	2,518
Proceeds from maturities/issuer calls of securities available for sale	23,125	11,469
Proceeds from maturities/issuer calls of securities held to maturity	860	686
Net decrease (increase) in loans	(23,828)	35,368
Proceeds from FDIC loss share agreements	13,247	31,214
Proceeds from sales of foreclosed real estate	10,653	6,772
Purchases of premises and equipment	(3,501)	(1,214)
Net cash received in acquisition	—	54,037
Net cash provided by investing activities	21,197	115,801

Cash Flows From Financing Activities
Net increase in deposits and repurchase agreements	58,950	17,713
Repayments of borrowings, net	—	(92,081)
Cash dividends paid – common stock	(1,353)	(1,344)
Cash dividends paid – preferred stock	(794)	(813)
Proceeds from issuance of common stock	209	241
Repurchase of common stock	(2)	—
Net cash provided (used) by financing activities	57,010	(76,284)

Increase in cash and cash equivalents	77,174	45,018
Cash and cash equivalents, beginning of period	216,167	212,002

Cash and cash equivalents, end of period	$293,341	257,020

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$5,054	6,269
Income taxes	5,275	8,200
Non-cash transactions:
Unrealized gain on securities available for sale, net of taxes	161	107
Foreclosed loans transferred to other real estate	9,966	19,441

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended March 31, 2012 and 2011

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2012 and 2011 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2012 and 2011. All such adjustments were of a normal, recurring nature. Reference is made to the 2011 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2011 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. During the first quarter of 2012, there were no new standards or guidance issued by the regulatory authorities relevant to the Company.

Note 3 – Reclassifications

Certain amounts reported in the period ended March 31, 2011 have been reclassified to conform to the presentation for March 31, 2012. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Acquisition - Pending

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

The Agreement provides for the deposits to be purchased at a premium that varies by account type. The estimated blended premium is approximately 1.5% of total deposits.

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

Note 5 – Equity-Based Compensation Plans

At March 31, 2012, the Company had the following equity-based compensation plans: the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and one plan that was assumed from an acquired entity. The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies. The First Bancorp 2007 Equity Plan became effective

Index

upon the approval of shareholders on May 2, 2007. As of March 31, 2012, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

Recent equity grants to employees have either had performance vesting conditions, service vesting conditions, or both. Compensation expense for these grants is recorded over the various service periods based on the estimated number of equity grants that are probable to vest. No compensation cost is recognized for grants that do not vest and any previously recognized compensation cost will be reversed. As it relates to director equity grants, the Company grants common shares, valued at approximately $242,000 on the date of the grant, to each non-employee director in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

The Company granted long-term restricted shares of common stock to certain senior executives on February 24, 2011 and February 23, 2012 with a two year minimum vesting period. The total compensation expense associated with the February 24, 2011 grant was $105,500 and the grant will fully vest on February 24, 2013. The Company recorded $12,400 in the first quarter of 2012 and will record $9,700 in each subsequent quarter of 2012. The total compensation expense associated with the February 23, 2012 grant was $89,700 and the grant will fully vest on February 23, 2014. The Company recorded $3,700 in the first quarter of 2012 and will record $11,200 in each subsequent quarter of 2012.

Under the terms of the Predecessor Plans and the First Bancorp 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At March 31, 2012, there were 476,624 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $22.12. At March 31, 2012, there were 896,709 shares remaining available for grant under the First Bancorp 2007 Equity Plan. The Company also has a stock option plan as a result of a corporate acquisition. At March 31, 2012, there were 4,788 stock options outstanding in connection with the acquired plan, with option prices ranging from $10.66 to $15.22.

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

The Company’s equity grants for the three months ended March 31, 2012 were the issuance of 9,559 shares of long-term restricted stock to certain senior executives on February 23, 2012, at a fair market value of $10.96 per share, which was the closing price of the Company’s common stock on that date.

The Company’s equity grants for the three months ended March 31, 2011 were the issuance of 7,259 shares of long-term restricted stock to certain senior executives on February 24, 2011, at a fair market value of $14.54 per share, which was the closing price of the Company’s common stock on that date.

Index

The Company recorded total stock-based compensation expense of $20,000 and $133,000 for the three-month periods ended March 31, 2012 and 2011, respectively, which relates to the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $8,000 and $48,000 of income tax benefits related to stock based compensation expense in the income statement for the three months ended March 31, 2012 and 2011, respectively.

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

The following table presents information regarding the activity for the first three months of 2012 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2011	493,850	$18.92

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(12,438)	18.71

Outstanding at March 31, 2012	481,412	$18.92	3.4	$656

Exercisable at March 31, 2012	479,412	$18.92	3.4	$656

The Company did not have any stock option exercises during the three months ended March 31, 2012 and received $31,000 as a result of stock option exercises during the three months ended March 31, 2011. The Company recorded no tax benefits from the exercise of nonqualified stock options during the three months ended March 31, 2012 or 2011.

As discussed above, the Company granted 7,259 and 9,559 long-term restricted shares of common stock to certain senior executives on February 24, 2011 and February 23, 2012, respectively.

Index

The following table presents information regarding the activity during 2012 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2011	7,259	$14.54

Granted during the period	9,559	$10.96
Vested during the period	—	—
Forfeited or expired during the period	(2,474)	12.55

Nonvested at March 31, 2012	14,344	$12.50

Note 6 – Earnings Per Common Share

Basic earnings per common share were computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. Currently, the Company’s potentially dilutive common stock issuances relate to grants under the Company’s equity-based compensation plans, including stock options and restricted stock. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2012			2011
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income (loss) available to common shareholders	$(5,942)	16,924,616	$(0.35)	$5,333	16,813,941	$0.32

Effect of Dilutive Securities	—	34		—	27,846

Diluted EPS per common share	$(5,942)	16,924,650	$(0.35)	$5,333	16,841,787	$0.32

For the three months ended March 31, 2012 and 2011, there were 384,231 and 515,916 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period. Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Index

Note 7 – Securities

The book values and approximate fair values of investment securities at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012				December 31, 2011
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$23,507	23,591	104	(20)	34,511	34,665	170	(13)
Mortgage-backed securities	107,330	111,069	3,831	(92)	120,032	124,105	4,164	(91)
Corporate bonds	13,186	13,137	284	(333)	13,189	12,488	279	(980)
Equity securities	10,998	11,385	419	(32)	10,998	11,368	409	(39)
Total available for sale	$155,021	159,182	4,638	(477)	178,730	182,626	5,022	(1,126)

Securities held to maturity:
State and local governments	$57,066	61,226	4,162	(2)	57,988	62,754	4,766	—
Total held to maturity	$57,066	61,226	4,162	(2)	57,988	62,754	4,766	—

Included in mortgage-backed securities at March 31, 2012 were collateralized mortgage obligations with an amortized cost of $805,000 and a fair value of $829,000. Included in mortgage-backed securities at December 31, 2011 were collateralized mortgage obligations with an amortized cost of $1,462,000 and a fair value of $1,515,000. All of the Company’s mortgage-backed securities, including collateralized mortgage obligations, were issued by government-sponsored corporations.

The Company owned Federal Home Loan Bank (FHLB) stock with a cost and fair value of $10,904,000 at both March 31, 2012 and December 31, 2011, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB. The investment in this stock is a requirement for membership in the FHLB system.

The following table presents information regarding securities with unrealized losses at March 31, 2012:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$2,980	20	—	—	2,980	20
Mortgage-backed securities	13,628	91	3,300	1	16,928	92
Corporate bonds	2,020	18	2,978	315	4,998	333
Equity securities	—	—	28	32	28	32
State and local governments	510	2	—	—	510	2
Total temporarily impaired securities	$19,138	131	6,306	348	25,444	479

Index

The following table presents information regarding securities with unrealized losses at December 31, 2011:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$8,984	16	—	—	8,984	16
Mortgage-backed securities	14,902	61	9,302	30	24,204	91
Corporate bonds	4,588	458	2,773	522	7,361	980
Equity securities	4	2	22	37	26	39
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$28,478	537	12,097	589	40,575	1,126

In the above tables, all of the non-equity securities that were in an unrealized loss position at March 31, 2012 and December 31, 2011 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The Company has also concluded that each of the equity securities in an unrealized loss position at March 31, 2012 and December 31, 2011 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $10,904,000 at March 31, 2012 and December 31, 2011, respectively, which was the FHLB stock discussed above. The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at March 31, 2012, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$3,007	3,073	675	686
Due after one year but within five years	23,497	23,602	2,549	2,768
Due after five years but within ten years	—	—	27,296	31,611
Due after ten years	10,189	10,053	26,546	26,161
Mortgage-backed securities	107,330	111,069	—	—
Total debt securities	144,023	147,797	57,066	61,226

Equity securities	10,998	11,385	—	—
Total securities	$155,021	159,182	57,066	61,226

At March 31, 2012 investment securities with a book value of $27,626,000 were pledged as collateral for public deposits. At December 31, 2011, investment securities with a book value of $47,418,000 were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

There were $9,641,000 in sales of securities during the three months ended March 31, 2012, which resulted in a net gain of $446,000. There were $2,518,000 in sales during the three months ended March 31, 2011, which resulted in a net gain of $8,000. During the three months ended March 31, 2012 and 2011, the Company recorded a net gain of $6,000 and $11,000, respectively, related to the call of municipal securities. Also, during the three

Index

months ended March 31, 2011, the Company recorded a net loss of $5,000 related to write-downs of the Company’s equity portfolio.

Note 8 – Loans and Asset Quality Information

The loans and foreclosed real estate that were acquired in FDIC-assisted transactions are covered by loss share agreements between the FDIC and the Company’s banking subsidiary, First Bank, which afford First Bank significant loss protection. (See the Company’s 2011 Annual Report on Form 10-K for more information regarding these transactions.) Because of the loss protection provided by the FDIC, the risk of the Cooperative Bank and The Bank of Asheville loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements. Accordingly, the Company presents separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2012		December 31, 2011		March 31, 2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$159,496	7%	162,099	7%	162,868	7%
Real estate – construction, land development & other land loans	355,709	15%	363,079	15%	434,566	18%
Real estate – mortgage – residential (1-4 family) first mortgages	812,878	33%	805,542	33%	804,278	32%
Real estate – mortgage – home equity loans / lines of credit	255,955	10%	256,509	11%	267,515	11%
Real estate – mortgage – commercial and other	775,610	32%	762,895	31%	733,087	29%
Installment loans to individuals	75,636	3%	78,982	3%	82,716	3%
Subtotal	2,435,284	100%	2,429,106	100%	2,485,030	100%
Unamortized net deferred loan costs	1,340		1,280		1,180
Total loans	$2,436,624		2,430,386		2,486,210

As of March 31, 2012, December 31, 2011 and March 31, 2011, net loans include unamortized premiums of $833,000, $949,000, and $1,298,000, respectively, related to acquired loans.

Index

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	March 31, 2012		December 31, 2011		March 31, 2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$151,148	7%	152,627	8%	146,838	7%
Real estate – construction, land development & other land loans	287,833	14%	290,983	14%	330,389	16%
Real estate – mortgage – residential (1-4 family) first mortgages	659,946	31%	646,616	31%	622,108	30%
Real estate – mortgage – home equity loans / lines of credit	233,915	11%	233,171	11%	241,443	12%
Real estate – mortgage – commercial and other	685,734	33%	666,882	32%	624,699	31%
Installment loans to individuals	74,608	4%	77,593	4%	79,341	4%
Subtotal	2,093,184	100%	2,067,872	100%	2,044,818	100%
Unamortized net deferred loan costs	1,340		1,280		1,180
Total non-covered loans	$2,094,524		2,069,152		2,045,998

The carrying amount of the covered loans at March 31, 2012 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$69	150	8,279	10,513	8,348	10,663
Real estate – construction, land development & other land loans	1,881	3,985	65,995	114,241	67,876	118,226
Real estate – mortgage – residential (1-4 family) first mortgages	841	1,926	152,091	182,035	152,932	183,961
Real estate – mortgage – home equity loans / lines of credit	16	311	22,024	27,724	22,040	28,035
Real estate – mortgage – commercial and other	2,392	4,167	87,484	118,559	89,876	122,726
Installment loans to individuals	3	5	1,025	1,121	1,028	1,126
Total	$5,202	10,544	336,898	454,193	342,100	464,737

Index

The carrying amount of the covered loans at December 31, 2011 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$69	319	9,403	11,736	9,472	12,055
Real estate – construction, land development & other land loans	3,865	8,505	68,231	115,489	72,096	123,994
Real estate – mortgage – residential (1-4 family) first mortgages	1,214	2,639	157,712	189,436	158,926	192,075
Real estate – mortgage – home equity loans / lines of credit	127	577	23,211	29,249	23,338	29,826
Real estate – mortgage – commercial and other	2,585	4,986	93,428	125,450	96,013	130,436
Installment loans to individuals	4	6	1,385	1,583	1,389	1,589
Total	$7,864	17,032	353,370	472,943	361,234	489,975

The following table presents information regarding covered purchased nonimpaired loans since December 31, 2010. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2010	366,521
Additions due to acquisition of The Bank of Asheville (at fair value)	84,623
Principal repayments	(40,576)
Transfers to foreclosed real estate	(53,999)
Loan charge-offs	(14,797)
Accretion of loan discount	11,598
Carrying amount of nonimpaired covered loans at December 31, 2011	$353,370
Principal repayments	(12,082)
Transfers to foreclosed real estate	(4,535)
Loan charge-offs	(2,433)
Accretion of loan discount	2,578
Carrying amount of nonimpaired covered loans at March 31, 2012	$336,898

As reflected in the table above, the Company accreted $2,578,000 of the loan discount on purchased nonimpaired loans into interest income during the first quarter of 2012. As of March 31, 2012, there was remaining loan discount of $86,093,000 related to purchased nonimpaired loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to 80% of the loan discount accretion, which reduces noninterest income.

The following table presents information regarding all purchased impaired loans since December 31, 2010, substantially all of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

Index

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2010	$8,080	2,329	5,751
Additions due to acquisition of The Bank of Asheville	38,452	20,807	17,645
Change due to payments received	(1,620)	(327)	(1,293)
Transfer to foreclosed real estate	(19,881)	(9,308)	(10,573)
Change due to loan charge-off	(7,522)	(4,193)	(3,329)
Other	807	224	583
Balance at December 31, 2011	$18,316	9,532	8,784
Change due to payments received	(238)	(96)	(142)
Transfer to foreclosed real estate	(7,334)	(3,477)	(3,857)
Change due to loan charge-off	(109)	(109)	—
Other	(1,391)	(1,808)	417
Balance at March 31, 2012	$9,244	4,042	5,202

Each of the purchased impaired loans is on nonaccrual status and considered to be impaired. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During the first quarter of 2012 and 2011, the Company received no payments that exceeded the initial carrying amount of the purchased impaired loans.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	March 31, 2012	December 31, 2011	March 31, 2011

Non-covered nonperforming assets
Nonaccrual loans	$69,665	73,566	69,250
Restructured loans - accruing	10,619	11,720	19,843
Accruing loans > 90 days past due	—	—	—
Total non-covered nonperforming loans	80,284	85,286	89,093
Other real estate	36,838	37,023	26,961
Total non-covered nonperforming assets	$117,122	122,309	116,054

Covered nonperforming assets
Nonaccrual loans (1)	$42,369	41,472	56,862
Restructured loans - accruing	13,158	14,218	16,238
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	55,527	55,690	73,100
Other real estate	79,535	85,272	95,868
Total covered nonperforming assets	$135,062	140,962	168,968

Total nonperforming assets	$252,184	263,271	285,022

(1) At March 31, 2012, December 31, 2011, and March 31, 2011, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $68.3 million, $69.0 million, and $106.5 million, respectively.

Index

The following table presents information related to the Company’s impaired loans.

($ in thousands)	As of /for the three months ended March 31, 2012	As of /for the year ended December 31, 2011	As of /for the three months ended March 31, 2011
Impaired loans at period end
Non-covered	$80,284	85,286	89,093
Covered	55,527	55,690	73,100
Total impaired loans at period end	$135,811	140,976	162,193

Average amount of impaired loans for period
Non-covered	$82,788	89,023	92,548
Covered	55,609	63,289	72,962
Average amount of impaired loans for period – total	$138,397	152,312	165,510

Allowance for loan losses related to impaired loans at period end
Non-covered	$11,662	5,804	6,289
Covered	5,308	5,106	6,206
Allowance for loan losses related to impaired loans - total	$16,970	10,910	12,495

Amount of impaired loans with no related allowance at period end
Non-covered	$16,717	35,721	40,169
Covered	36,756	43,702	57,785
Total impaired loans with no related allowance at period end	$53,473	79,423	97,954

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

The following table presents the Company’s nonaccrual loans as of March 31, 2012.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$30	—	30
Commercial – secured	1,751	24	1,775
Secured by inventory and accounts receivable	822	—	822

Real estate – construction, land development & other land loans	20,469	19,002	39,471

Real estate – residential, farmland and multi-family	25,819	10,898	36,717

Real estate – home equity lines of credit	2,909	938	3,847

Real estate – commercial	15,017	11,497	26,514

Consumer	2,848	10	2,858
Total	$69,665	42,369	112,034

Index

The following table presents the Company’s nonaccrual loans as of December 31, 2011.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$452	—	452
Commercial - secured	2,190	358	2,548
Secured by inventory and accounts receivable	588	102	690

Real estate – construction, land development & other land loans	22,772	21,204	43,976

Real estate – residential, farmland and multi-family	25,430	11,050	36,480

Real estate – home equity lines of credit	3,161	1,068	4,229

Real estate - commercial	16,203	7,459	23,662

Consumer	2,770	231	3,001
Total	$73,566	41,472	115,038

The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2012.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$178	82	30	37,459	37,749
Commercial - secured	1,222	130	1,751	107,088	110,191
Secured by inventory and accounts receivable	33	—	822	21,415	22,270

Real estate – construction, land development & other land loans	923	219	20,469	222,150	243,761

Real estate – residential, farmland, and multi-family	7,886	2,439	25,819	773,061	809,205

Real estate – home equity lines of credit	314	210	2,909	204,897	208,330

Real estate - commercial	948	545	15,017	588,775	605,285

Consumer	433	181	2,848	52,931	56,393
Total non-covered	$11,937	3,806	69,665	2,007,776	2,093,184
Unamortized net deferred loan costs					1,340
Total non-covered loans					$2,094,524

Covered loans	$7,014	2,274	42,369	290,443	342,100

Total loans	$18,951	6,080	112,034	2,298,219	2,436,624

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at March 31, 2012.

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2011.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$67	591	452	37,668	38,778
Commercial - secured	672	207	2,190	108,682	111,751
Secured by inventory and accounts receivable	247	—	588	20,993	21,828

Real estate – construction, land development & other land loans	1,250	1,411	22,772	221,372	246,805

Real estate – residential, farmland, and multi-family	9,751	4,259	25,430	756,215	795,655

Real estate – home equity lines of credit	1,126	237	3,161	202,912	207,436

Real estate - commercial	2,620	1,006	16,203	567,354	587,183

Consumer	657	286	2,770	54,723	58,436
Total non-covered	$16,390	7,997	73,566	1,969,919	2,067,872
Unamortized net deferred loan costs					1,280
Total non-covered loans					$2,069,152

Covered loans	$6,511	3,388	41,472	309,863	361,234

Total loans	$22,901	11,385	115,038	2,279,782	2,430,386

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2011.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three months ended March 31, 2012.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

Beginning balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610
Charge-offs	(1,318)	(2,678)	(2,091)	(451)	(1,365)	(352)	—	(8,255)
Recoveries	16	188	194	34	41	70	—	543
Provisions	2,476	7,603	3,734	859	3,647	236	2	18,557
Ending balance	$4,954	16,419	15,369	2,132	5,737	1,826	18	46,455

Ending balances: Allowance for loan losses

Individually evaluated for impairment	$869	3,473	1,926	406	1,885	—	—	8,559

Collectively evaluated for impairment	$4,085	12,946	13,443	1,726	3,852	1,826	18	37,896

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable:

Ending balance – total	$170,210	243,761	809,205	208,330	605,285	56,393	—	2,093,184

Ending balances: Loans

Individually evaluated for impairment	$1,011	24,746	14,366	1,331	25,263	—	—	66,717

Collectively evaluated for impairment	$169,199	219,015	794,839	206,999	580,022	56,393	—	2,026,467

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2011.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

Beginning balance	$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275
Charge-offs	(2,703)	(16,240)	(9,045)	(1,147)	(3,355)	(845)	(524)	(33,859)
Recoveries	389	1,142	719	107	37	182	93	2,669
Provisions	1,363	13,884	10,575	(904)	2,760	574	273	28,525
Ending balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610

Ending balances: Allowance for loan losses

Individually evaluated for impairment	$60	607	150	—	200	—	—	1,017

Collectively evaluated for impairment	$3,720	10,699	13,382	1,690	3,214	1,872	16	34,593

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable:

Ending balance – total	$172,357	246,805	795,655	207,436	587,183	58,436	—	2,067,872

Ending balances: Loans

Individually evaluated for impairment	$2,526	34,750	11,880	527	30,846	12	—	80,541

Collectively evaluated for impairment	$169,831	212,055	783,775	206,909	556,337	58,424	—	1,987,331

Loans acquired with deteriorated credit quality	$—	920	—	—	—	—	—	920

The following table presents the activity in the allowance for loan losses for non-covered loans for the three months ended March 31, 2011.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

Beginning balance	$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275
Charge-offs	(1,156)	(3,993)	(3,348)	(623)	(1,067)	(203)	(115)	(10,505)
Recoveries	8	32	232	6	28	83	44	433
Provisions	559	1,644	4,296	342	426	382	(79)	7,570
Ending balance	$4,142	10,203	12,463	3,359	3,359	2,223	24	35,773

Ending balances: Allowance for loan losses

Individually evaluated for impairment	$200	1,688	1,065	—	250	—	—	3,203

Collectively evaluated for impairment	$3,942	8,515	11,398	3,359	3,109	2,223	24	32,570

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable:

Ending balance – total	$165,250	290,468	762,235	212,084	554,360	60,421	—	2,044,818

Ending balances: Loans

Individually evaluated for impairment	$2,212	48,484	11,057	531	32,899	18	—	95,201

Collectively evaluated for impairment	$163,038	241,984	751,178	211,553	521,461	60,403	—	1,949,617

Loans acquired with deteriorated credit quality	$—	1,173	—	—	—	—	—	1,173

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three months ended March 31, 2012.

($ in thousands)	Covered Loans

As of and for the three months ended March, 31 2012
Beginning balance	$5,808
Charge-offs	(2,434)
Recoveries	—
Provisions	2,998
Ending balance	$6,372

Ending balances as of March 31, 2012: Allowance for loan losses

Individually evaluated for impairment	$6,274
Collectively evaluated for impairment	—
Loans acquired with deteriorated credit quality	98

Loans receivable as of March 31, 2012:

Ending balance – total	$342,100

Ending balances as of March 31, 2012: Loans

Individually evaluated for impairment	$49,244
Collectively evaluated for impairment	292,856
Loans acquired with deteriorated credit quality	5,202

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2011.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2011
Beginning balance	$11,155
Charge-offs	(18,123)
Recoveries	—
Provisions	12,776
Ending balance	$5,808

Ending balances as of December 31, 2011: Allowance for loan losses

Individually evaluated for impairment	$5,481
Collectively evaluated for impairment	—
Loans acquired with deteriorated credit quality	327

Loans receivable as of December 31, 2011:

Ending balance – total	$361,234

Ending balances as of December 31, 2011: Loans

Individually evaluated for impairment	$44,723
Collectively evaluated for impairment	316,511
Loans acquired with deteriorated credit quality	7,864

The following table presents the activity in the allowance for loan losses for covered loans for the three months ended March 31, 2011.

($ in thousands)	Covered Loans

As of and for the three months ended March 31, 2011
Beginning balance	$11,155
Charge-offs	(7,926)
Recoveries	—
Provisions	3,773
Ending balance	$7,002

Ending balances as of March 31, 2011: Allowance for loan losses

Individually evaluated for impairment	$7,002
Collectively evaluated for impairment	—
Loans acquired with deteriorated credit quality	—

Loans receivable as of March 31, 2011:

Ending balance – total	$440,212

Ending balances as of March 31, 2011: Loans

Individually evaluated for impairment	$50,180
Collectively evaluated for impairment	390,032
Loans acquired with deteriorated credit quality	20,438

Index

The following table presents the Company’s impaired loans as of March 31, 2012.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	—
Commercial - secured	69	225	—	182
Secured by inventory and accounts receivable	—	—	—	14

Real estate – construction, land development & other land loans	4,921	7,672	—	10,013

Real estate – residential, farmland, and multi-family	1,832	2,057	—	2,637

Real estate – home equity lines of credit	—	—	—	23

Real estate – commercial	9,895	11,033	—	13,345

Consumer	—	—	—	6
Total non-covered impaired loans with no allowance	$16,717	20,987	—	26,220

Total covered impaired loans with no allowance	$36,756	67,281	—	40,229

Total impaired loans with no allowance recorded	$53,473	88,268	—	66,449

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$30	30	7	241
Commercial - secured	1,683	1,835	279	1,789
Secured by inventory and accounts receivable	822	1,308	246	692

Real estate – construction, land development & other land loans	17,564	21,251	5,692	13,963

Real estate – residential, farmland, and multi-family	26,438	29,032	3,484	25,449

Real estate – home equity lines of credit	2,909	3,186	111	3,012

Real estate – commercial	11,273	13,805	1,350	8,619

Consumer	2,848	2,881	493	2,803
Total non-covered impaired loans with allowance	$63,567	73,328	11,662	56,568

Total covered impaired loans with allowance	$18,771	24,362	5,308	15,380

Total impaired loans with an allowance recorded	$82,338	97,690	16,970	71,948

Interest income recorded on non-covered and covered impaired loans during the three months ended March 31, 2012 is considered insignificant.

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Cash secured loans.
2	Non-cash secured loans that have no minor or major exceptions to the lending guidelines.
3	Non-cash secured loans that have no major exceptions to the lending guidelines.
Weak Pass:
4	Non-cash secured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated.
Watch or Standard:
9	Loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances. This category also includes all loans to insiders and any other loan that management elects to monitor on the watch list.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of March 31, 2012.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$12,358	24,482	12	351	516	30	37,749
Commercial - secured	32,963	68,885	1,926	2,180	2,486	1,751	110,191
Secured by inventory and accounts receivable	2,988	17,409	273	741	37	822	22,270

Real estate – construction, land development & other land loans	36,024	158,110	5,601	9,972	13,585	20,469	243,761

Real estate – residential, farmland, and multi-family	257,460	471,300	9,090	15,266	30,270	25,819	809,205

Real estate – home equity lines of credit	131,859	67,707	2,401	1,734	1,720	2,909	208,330

Real estate - commercial	139,227	396,810	26,638	12,939	14,654	15,017	605,285

Consumer	29,318	23,111	69	380	667	2,848	56,393
Total	$642,197	1,227,814	46,010	43,563	63,935	69,665	2,093,184
Unamortized net deferred loan costs							1,340
Total non-covered loans							$2,094,524

Total covered loans	$58,543	146,588	—	9,216	85,384	42,369	342,100

Total loans	$700,740	1,374,402	46,010	52,779	149,319	112,034	2,436,624

At March 31, 2012, there was an insignificant amount of non-covered loans that were graded “8” with an accruing status. At March 31, 2012, there were no covered loans that were graded “8” with an accruing status.

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

The vast majority of the Company’s troubled debt restructurings modified during the period ended March 31, 2012 related to interest rate reductions combined with restructured amortization schedules. The Company does not grant principal forgiveness.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three-months ended March 31, 2012.

($ in thousands)	For the three months ended March 31, 2012
	Number of Contracts	Restructured Balances
Non-covered TDRs – Accruing	—	$—

Non-covered TDRs - Nonaccrual	—	—

Total non-covered TDRs arising during period	—	$—

Total covered TDRs arising during period– Accruing	3	$1,914
Total covered TDRs arising during period – Nonaccrual	—	—

Total TDRs arising during period	3	$1,914

Accruing restructured loans that defaulted during the three months ended March 31, 2012 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

($ in thousands)	For the three months ended March 31, 2012
	Number of Contracts	Recorded Investment
Non-covered accruing TDRs that subsequently defaulted
Real estate – construction, land development & other land loans	2	$664

Total non-covered TDRs that subsequently defaulted	2	$664

Total accruing covered TDRs that subsequently defaulted	11	$2,711

Total accruing TDRs that subsequently defaulted	13	$3,375

Note 9 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $1,340,000, $1,280,000, and $1,180,000 at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

Index

Note 10 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 38 of the Company’s 2011 Annual Report on Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Receivable related to claims submitted, not yet received	$8,828	13,377	11,951
Receivable related to estimated future claims on loans	85,859	90,275	117,614
Receivable related to estimated future claims on other real estate owned	18,718	18,025	11,372
FDIC indemnification asset	$113,405	121,677	140,937

The following presents a rollforward of the FDIC indemnification asset since December 31, 2011.

($ in thousands)
Balance at December 31, 2011	$121,677
Increase related to unfavorable changes in loss estimates	6,151
Increase related to reimbursable expenses	1,402
Cash received	(13,247)
Accretion of loan discount	(2,578)
Other	—
Balance at March 31, 2012	$113,405

Note 11 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2012, December 31, 2011, and March 31, 2011 and the carrying amount of unamortized intangible assets as of those same dates.

	March 31, 2012		December 31, 2011		March 31, 2011
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	372	678	357	678	313
Core deposit premiums	7,867	4,499	7,867	4,291	7,867	3,656
Total	$8,545	4,871	8,545	4,648	8,545	3,969

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $223,000 and $224,000 for the three months ended March 31, 2012 and 2011, respectively.

Index

The following table presents the estimated amortization expense for the last three quarters of calendar year 2012 and for each of the four calendar years ending December 31, 2016 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
April 1 to December 31, 2012	$669
2013	781
2014	678
2015	622
2016	555
Thereafter	369
Total	$3,674

Note 12 – Pension Plans

The Company sponsors two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”) which is generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP”), which is for the benefit of certain senior management executives of the Company.

The Company recorded pension expense totaling $1,039,000 and $832,000 for the three months ended March 31, 2012 and 2011, respectively, related to the Pension Plan and the SERP. The following table contains the components of the pension expense.

	For the Three Months Ended March 31,
($ in thousands)	2012	2011	2012	2011	2012 Total	2011 Total
	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$604	478	94	115	698	593
Interest cost	436	432	87	102	523	534
Expected return on plan assets	(492)	(444)	─	─	(492)	(444)
Amortization of transition obligation	1	1	─	─	1	1
Amortization of net (gain)/loss	267	114	34	26	301	140
Amortization of prior service cost	3	3	5	5	8	8
Net periodic pension cost	$819	584	220	248	1,039	832

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

Index

Note 13 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Unrealized gain (loss) on securities available for sale	$4,161	3,896	2,654
Deferred tax asset (liability)	(1,624)	(1,520)	(1,035)
Net unrealized gain (loss) on securities available for sale	2,537	2,376	1,619

Additional pension liability	(17,968)	(18,278)	(10,757)
Deferred tax asset	7,099	7,220	4,249
Net additional pension liability	(10,869)	(11,058)	(6,508)

Total accumulated other comprehensive income (loss)	$(8,332)	(8,682)	(4,889)

Note 14 – Fair Value

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

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2012.

($ in thousands)
Description of Financial Instruments	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$23,591	—	23,591	—
Mortgage-backed securities	111,069	—	111,069	—
Corporate bonds	13,137	—	13,137	—
Equity securities	11,385	404	10,981	—
Total available for sale securities	$159,182	404	158,778	—

Nonrecurring
Impaired loans – covered	$55,527	—	—	55,527
Impaired loans – non-covered	80,284	—	—	80,284
Other real estate – covered	79,535	—	79,535	—
Other real estate – non-covered	36,838	—	36,838	—

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

Securities — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. Level 1 securities for the Company include certain equity securities. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy. Most of the fair values for the Company’s Level 2 securities are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. For the Company, Level 2 securities include mortgage-backed securities, collateralized mortgage obligations, government-sponsored entity securities, and corporate bonds. In

Index

cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Impaired loans —Fair values for impaired loans in the above table are collateral dependent and are estimated based on underlying collateral values, as determined by third-party appraisers, which are then adjusted for the cost related to liquidation of the collateral.

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three months ended March 31, 2012 or 2011.

For the three months ended March 31, 2012 and 2011, the increase in the fair value of securities available for sale was $265,000 and $176,000, respectively, which is included in other comprehensive income (tax expense of $104,000 and $69,000, respectively). Fair value measurement methods at March 31, 2012 and 2011 are consistent with those used in prior reporting periods.

The carrying amounts and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 are as follows:

		March 31, 2012		December 31, 2011
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$58,001	58,001	80,341	80,341
Due from banks, interest-bearing	Level 1	234,137	234,137	135,218	135,218
Federal funds sold	Level 1	1,203	1,203	608	608
Securities available for sale	Level 2	159,182	159,182	182,626	182,626
Securities held to maturity	Level 2	57,066	61,226	57,988	62,754
Presold mortgages in process of settlement	Level 1	7,003	7,003	6,090	6,090
Loans – non-covered, net of allowance	Level 3	2,048,069	1,996,128	2,033,542	1,987,979
Loans – covered, net of allowance	Level 3	335,728	335,728	355,426	355,426
FDIC indemnification asset	Level 3	113,405	112,518	121,677	121,004
Accrued interest receivable	Level 1	10,969	10,969	11,779	11,779
Deposits	Level 2	2,831,059	2,835,780	2,755,037	2,759,504
Securities sold under agreements to repurchase	Level 2	—	—	17,105	17,105
Borrowings	Level 2	133,894	107,148	133,925	106,333
Accrued interest payable	Level 2	1,659	1,659	1,872	1,872

Fair value methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Due from Banks, Federal Funds Sold, Presold Mortgages in Process of Settlement, Accrued Interest Receivable, and Accrued Interest Payable - The carrying amounts approximate their fair value because of the short maturity of these financial instruments. (Level 1)

Available for Sale and Held to Maturity Securities - Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or matrix pricing. (Level 2)

Index

Loans – For non-impaired loans, fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, financial and agricultural, real estate construction, real estate mortgages and installment loans to individuals. Each loan category is further segmented into fixed and variable interest rate terms. The fair value for each category is determined by discounting scheduled future cash flows using current interest rates offered on loans with similar risk characteristics. (Level 3)

As discussed above, fair values for impaired loans are estimated based on estimated proceeds expected upon liquidation of the collateral. (Level 3)

FDIC Indemnification Asset – Fair value is equal to the FDIC reimbursement rate of the expected losses to be incurred and reimbursed by the FDIC and then discounted over the estimated period of receipt. (Level 3)

Deposits and Securities Sold Under Agreements to Repurchase - The fair value of securities sold under agreements to repurchase and deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, checking, and money market accounts, is equal to the amount payable on demand as of the valuation date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. (Level 2)

Borrowings - The fair value of borrowings is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered by the Company’s lenders for debt of similar remaining maturities. (Level 2)

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no highly liquid market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Note 15 – Participation in the Small Business Lending Fund

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

The Series B preferred stock qualifies as Tier 1 capital. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series B preferred stock is

Index

outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL”. For the first nine quarters after issuance, the dividend rate can range from one percent (1%) to five percent (5%) per annum based upon the increase in QBSL as compared to the baseline. For quarters subsequent to the issuance in 2011, the Company has paid a dividend rate ranging from 4.8% to 5.0%. Based upon an increase in the level of QBSL over the baseline level calculated under the terms of the related purchase agreement, the dividend rate for the next dividend period (which will end on June 30, 2012) is expected to be 4.8%, subject to confirmation by Treasury. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of QBSL compared to the baseline. After four and one half years from the issuance, the dividend rate will increase to nine percent (9%). Subject to regulatory approval, the Company is generally permitted to redeem the Series B preferred shares at par plus unpaid dividends.

There was no discount recorded related to the SBLF preferred stock (because no warrants were issued in connection with this preferred stock issuance), and therefore there will be no future amounts recorded for preferred stock discount accretion.

For the first three months of 2012, the Company accrued approximately $760,000 in preferred dividend payments. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

Our determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has two components. The first component involves a review, and an estimation of losses, on loans or loan relationships that are significant in size and that are impaired (“impaired loans”). A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

The second component of the allowance model is an estimate of losses for smaller balance impaired loans and all loans not considered to be impaired loans (“general reserve loans”). General reserve loans having normal credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type. For loans that we have risk graded as having more than “standard” risk, loss percentages are based on a multiple of the estimated loss rate for loans of a similar loan type with normal risk. The multiples assigned vary by type of loan, depending on risk, and we have consulted with an external credit review firm in assigning those multiples.

The reserve estimated for impaired loans is then added to the reserve estimated for general reserve loans. This becomes our “allocated allowance.” In addition to the allocated allowance derived from the model, we also evaluate other data such as the ratio of the allowance for loan losses to total loans, net loan growth information, nonperforming asset levels and trends in such data. Based on this additional analysis, we may determine that an additional amount of allowance for loan losses is necessary to reserve for probable losses. This additional amount, if any, is our “unallocated allowance.” The sum of the allocated allowance and the unallocated allowance is compared to the actual allowance for loan losses recorded on our books and any adjustment necessary for the recorded allowance to equal the computed allowance is recorded as a provision for loan losses. The provision for loan losses is a direct charge to earnings in the period recorded.

Loans covered under loss share agreements are recorded at fair value at acquisition date. Therefore, amounts deemed uncollectible at acquisition date become a part of the fair value calculation and are excluded from the allowance for loan losses. Subsequent decreases in the amount

Index

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

RESULTS OF OPERATIONS

Overview

Net loss available to common shareholders for the first quarter of 2012 amounted of $5.9 million, or ($0.35) per diluted common share, compared to net income available to common shareholders of $5.3 million, or $0.32 per diluted common share, reported in the first quarter of 2011. The net loss reported for the first quarter of 2012 was caused primarily by a higher provision for loan losses related to non-covered loans.

Also impacting comparability from 2011 to 2012 was a significant gain we recorded in 2011. In the first quarter of 2011, we realized a $10.2 million bargain purchase gain related to the acquisition of The Bank of Asheville in Asheville, North Carolina. The after-tax impact of this gain was $6.2 million, or $0.37 per diluted common share.

Note Regarding Components of Earnings

Our results of operation are significantly affected by the on-going accounting for two FDIC-assisted failed bank acquisitions. In the discussion below, the term “covered” is used to describe assets included as part of FDIC loss share agreements, which generally result in the FDIC reimbursing the Company for

Index

80% of losses incurred on those assets. The term “non-covered” refers to the Company’s legacy assets, which are not subject to any type of loss share arrangement.

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

Net Interest Income and Net Interest Margin

Net interest income for the first quarter of 2012 did not vary significantly compared to the first quarter of 2011, amounting to $32.1 million in the first quarter of 2012 compared to $32.3 million in the first quarter of 2011.

The Company’s net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2012 was 4.59% compared to 4.62% for the first quarter of 2011. The slightly lower margin was primarily due to an average earning asset yield that decreased by more than the decline in the average rate paid on liabilities. This was primarily a result of the mix of the Company’s earning assets being more concentrated in lower yielding short-term investments in 2012 compared to a larger concentration of higher yielding loans and securities in 2011.

The 4.59% net interest margin realized in the first quarter of 2012 was a four basis point increase from the 4.55% margin realized in the fourth quarter of 2011. The increase was primarily a result of higher amounts of discount accretion on loans purchased in failed bank acquisitions recognized during the 2012 period. As previously discussed, the impact of the changes in discount accretion on pretax income is only 20% of the gross amount of the change.

Provision for Loan Losses and Asset Quality

For the three months ended March 31, 2012, we recorded total provisions for loan losses of $21.6 million compared to $11.3 million for the same period of 2011.

The large increase in 2012 related to our non-covered loans, with the provision for loan losses on non-covered loans amounting to $18.6 million in the first quarter of 2012 compared to $7.6 million in the first quarter of 2011. The increase resulted from refinements to our loan loss model and internal control changes that resulted in a realignment of departmental responsibilities for determining our allowance for loan losses.  As a result of the changes, an internal review of selected nonperforming loan relationships was conducted, which applied more conservative assumptions to estimate the probable losses.  We believe that the additional reserves established may lead to a more timely resolution of the related credits.

Index

Our provisions for loan losses for covered loans amounted to $3.0 million and $3.8 million for the three months ended March 31, 2012 and 2011, respectively. The lower provision in 2012 was due to a decline in covered nonperforming loans resulting from the resolution of these loans through a combination of charge-offs and foreclosures. The majority of the provisions for loan losses on covered loans in 2011 and 2012 relate to loans assumed in the Company’s June 2009 acquisition of Cooperative Bank. As previously discussed, the provision for loan losses related to covered loans is offset by an 80% increase to the FDIC indemnification asset, which increases noninterest income.

Total non-covered nonperforming assets have remained fairly stable over the past five quarter ends, ranging from $116 million to $122 million, or approximately 4.0% of total non-covered assets at March 31, 2012.

Covered nonperforming assets have generally declined over that same period, amounting to $135 million at March 31, 2012 compared to $169 million at March 31, 2011.

Noninterest Income

Total noninterest income was $5.3 million in the first quarter of 2012 compared to $14.2 million for the first quarter of 2011. The decrease in 2012 compared to 2011 was primarily the result of the previously discussed $10.2 million bargain purchase gain recorded in the acquisition of The Bank of Asheville during the first quarter of 2011.

We continue to experience losses and write-downs on our foreclosed properties due to declining property values in our market area. For the first quarter of 2012, these losses amounted to $4.5 million for covered properties compared to $4.9 million in the first quarter of 2011. Losses on non-covered foreclosed properties amounted to $0.7 million for the first quarter of 2012 compared to $1.4 million in the first quarter of 2011.

As previously discussed, indemnification asset income is recorded to reflect additional amounts expected to be received from the FDIC due to covered loan and foreclosed property losses arising during the period. For the first quarter of 2012, indemnification asset income totaled $4.1 million compared to $5.0 million in the first quarter of 2011.

We recorded $0.5 million in gains on sales of securities during the first quarter of 2012, compared to an insignificant amount in 2011.

Noninterest Expenses

Noninterest expenses amounted to $24.4 million in the first quarter of 2012, a 2.7% decrease from the $25.0 million recorded in the same period of 2011. The decline was primarily due to lower collection expenses and lower FDIC insurance expense, as well as the absence of merger expenses in 2012.

Balance Sheet and Capital

Total assets at March 31, 2012 amounted to $3.3 billion, a 1.9% decrease from a year earlier. Total loans at March 31, 2012 amounted to $2.4 billion, a 2.0% decrease from a year earlier, and total deposits amounted to $2.8 billion at March 31, 2012, a 0.5% decrease from a year earlier.

Since the onset of the recession, we have generally experienced declines in loans and deposits. Normal loan paydowns and loan foreclosures have exceeded new loan growth, which has provided the liquidity to lessen reliance on high cost deposits. However, for the past three quarters this trend has reversed and we have experienced sequential growth in our non-covered loan portfolio, which has increased by $54 million since June 30, 2011, or 2.6%. We are actively pursuing lending opportunities in order to improve our asset yields, as well as to potentially decrease the dividend rate on our preferred stock, as discussed in the following paragraph.

Index

In September 2011, we issued $63.5 million in preferred stock to the U.S. Treasury as part of the Company’s participation in the Small Business Lending Fund (“SBLF”). The goal of the SBLF is to incentivize healthy banks to make loans to small businesses. Depending on the Bank’s success in making small business loans, the dividend rate on the preferred stock could range from 5% to as low as 1% for several years. For the second quarter of 2012, based on our recent small business lending trends, we expect to pay a dividend rate of 4.8%.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at March 31, 2012 of 16.34% compared to the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 6.29% at March 31, 2012, a decrease of 13 basis points from a year earlier.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2012 amounted to $32.1 million, a decrease of $0.2 million, or 0.7%, from the $32.3 million recorded in the first quarter of 2011. Net interest income on a tax-equivalent basis for the three month period ended March 31, 2012 amounted to $32.5 million, a decrease of $0.2 million, or 0.7%, from the $32.7 million recorded in the first quarter of 2011. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended March 31,
($ in thousands)	2012	2011
Net interest income, as reported	$32,091	32,314
Tax-equivalent adjustment	387	385
Net interest income, tax-equivalent	$32,478	32,699

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three months ended March 31, 2012, the slightly lower net interest income compared to the same period of 2011 was due to slightly lower balances of loans and deposits and a three basis point decrease in net interest margin.

Index

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended March 31,
	2012			2011
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,430,893	5.80%	$35,042	$2,502,011	5.97%	$36,807
Taxable securities	166,327	3.04%	1,258	185,702	3.13%	1,432
Non-taxable securities (2)	57,596	6.15%	880	56,810	6.32%	885
Short-term investments, principally federal funds	192,156	0.29%	139	127,518	0.29%	90
Total interest-earning assets	2,846,972	5.27%	37,319	2,872,041	5.54%	39,214

Cash and due from banks	58,754			66,884
Premises and equipment	71,698			67,953
Other assets	324,648			339,812
Total assets	$3,302,072			$3,346,690

Liabilities
Interest bearing checking	$438,413	0.19%	$206	$324,707	0.28%	$227
Money market deposits	521,008	0.41%	528	510,901	0.59%	742
Savings deposits	152,868	0.30%	115	158,733	0.67%	261
Time deposits >$100,000	744,860	1.17%	2,175	797,540	1.32%	2,604
Other time deposits	574,882	0.89%	1,269	679,398	1.30%	2,169
Total interest-bearing deposits	2,432,031	0.71%	4,293	2,471,279	0.99%	6,003
Securities sold under agreements to repurchase	6,706	0.24%	4	58,384	0.35%	50
Borrowings	130,534	1.68%	544	108,813	1.72%	462
Total interest-bearing liabilities	2,569,271	0.76%	4,841	2,638,476	1.00%	6,515

Non-interest-bearing deposits	347,480			319,972
Other liabilities	37,127			36,291
Shareholders’ equity	348,194			351,951
Total liabilities and shareholders’ equity	$3,302,072			$3,346,690

Net yield on interest-earning assets and net interest income		4.59%	$32,478		4.62%	$32,699
Interest rate spread		4.51%			4.54%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $387,000 and $385,000 in 2012 and 2011, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the first quarter of 2012 were $2.431 billion, which was 2.8% less than the average loans outstanding for the first quarter of 2011 ($2.502 billion). The mix of our loan portfolio remained substantially the same at March 31, 2012 compared to December 31, 2011, with approximately 90% of our loans being real estate loans, 7% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the first quarter of 2012 were $2.779 billion, which was 0.4% less than the average deposits outstanding for the first quarter of 2011 ($2.791 billion). Generally, we can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

Index

The slightly lower amount of average loans outstanding in 2012 is primarily due to the resolution of loans within our “covered loan” portfolio that we assumed in two failed bank acquisitions. The resolution of $98 million of these covered loans through foreclosure, charge-off, or repayment since March 31, 2011 offset $49 million in non-covered loan growth that occurred during that same period. With the overall decline in loans, we were able to lessen our reliance on higher cost sources of funding, including internet deposits and large denomination time deposits, which has resulted in lower deposit balances and a lower average cost of funds.

The Company’s net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2012 was 4.59% compared to 4.62% for the first quarter of 2011. The slightly lower margin was primarily due to an average earning asset yield that decreased by more than the decline in the average rate paid on liabilities. This was primarily a result of the mix of the Company’s earning assets being more concentrated in lower yielding short-term investments in 2012 compared to a larger concentration of higher yielding loans and securities in 2011. As can be seen in the above table, short-term investments amounted to $192 million for the first quarter of 2012, a 51% increase from the first quarter of 2011 average of $128 million, while average loan and securities balances declined during that same period. Our higher level of short-term investments was due to declining loan balances and our decision not to deploy our excess cash into higher yielding, but longer-term, securities due to the historically low interest rate environment that has been in effect.

Our net interest margin benefitted from the net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition in June 2009 and, to a lesser degree, the acquisition of Great Pee Dee Bancorp in April 2008 and the Bank of Asheville in January 2011. For the three months ended March 31, 2012 and 2011, we recorded $2,525,000 and $2,500,000, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. The following table presents the detail of the purchase accounting adjustments that impacted net interest income.

	For the Three Months Ended
$ in thousands	March 31, 2012	March 31, 2011

Interest income – reduced by premium amortization on loans	$(116)	(105)
Interest income – increased by accretion of loan discount	2,578	2,515
Interest expense – reduced by premium amortization of deposits	33	53
Interest expense – reduced by premium amortization of borrowings	30	37
Impact on net interest income	$2,525	2,500

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Our provisions for loan losses and nonperforming assets remain at what we believe to be elevated levels, primarily due to high unemployment rates and declining property values in our market area that negatively impact collateral dependent real estate loans. In addition, our provision for loan losses in the first quarter of 2012 was significantly impacted by an internal review of selected nonperforming loans that is discussed below.

Our total provision for loan losses was $21.6 million for the first quarter of 2012 compared to $11.3 million in the first quarter of 2011. The total provision for loan losses is comprised of provision for loan losses for non-covered loans and provision for loan losses for covered loans.

The provision for loan losses on non-covered loans amounted to $18.6 million in the first quarter of 2012 compared to $7.6 million in the first quarter of 2011. The increase resulted from refinements to our loan loss model and internal control changes that resulted in a realignment of departmental responsibilities for determining our allowance for loan losses.  As a result of the changes, an internal review of selected nonperforming loan relationships was conducted, which applied more conservative assumptions to estimate the probable losses.  We believe that the additional reserves established may lead to a more timely resolution of the related credits.

Index

For the three months ended March 31, 2012 and 2011, we recorded $3.0 million and $3.8 million in provisions for loan losses for covered loans, respectively. The lower provision for loan losses for covered loans in 2012 was due to a decline in covered nonperforming loans resulting from the resolution of these loans through a combination of charge-offs and foreclosures. Because of the FDIC loss-share agreements in place for these loans, the FDIC indemnification asset was adjusted upwards by recording noninterest income of $2.4 million and $3.0 million in the first quarter of 2012 and 2011, respectively, or 80% of the amount of the provisions.

Our non-covered nonperforming assets amounted to $117 million at March 31, 2012, compared to $122 million at December 31, 2011 and $116 million at March 31, 2011. At March 31, 2012, the ratio of non-covered nonperforming assets to total non-covered assets was 4.02%, compared to 4.30% at December 31, 2011, and 4.05% at March 31, 2011. Our outlook for nonperforming non-covered assets is consistent with the recent trend, which is that we do not expect material improvement, nor deterioration, in the near future.

Our ratio of annualized net charge-offs to average non-covered loans was 1.49% for the first quarter of 2012 compared to 1.97% in the first quarter of 2011.

Our nonperforming assets that are covered by FDIC loss share agreements have generally declined over the past twelve months, amounting to $169 million at March 31, 2011 compared to $141 million at December 31, 2011 and $135 million at March 31, 2012.

Total noninterest income was $5.3 million in the first quarter of 2012 compared to $14.2 million for the first quarter of 2011. The decrease in 2012 compared to 2011 was primarily attributable to a $10.2 million bargain purchase gain recorded in the first quarter of 2011 related to our acquisition of The Bank of Asheville.

Within noninterest income, service charges on deposits increased for the first three months of 2012 compared to the same period in 2011, amounting to $2.8 million in 2012 compared to $2.6 million in 2011. This increase is primarily due to new fees on deposit accounts that took effect April 1, 2011, such as fees for customers that elect to receive paper statements.

Other service charges, commissions and fees amounted to $2.2 million in the first quarter of 2012 compared to $1.9 million in the first quarter of 2011. The increase in 2012 is primarily attributable to increased debit card usage by our customers. We earn a small fee each time our customers make a debit card transaction.

We continue to experience losses and write-downs on our foreclosed properties due to declining property values in our market area. For the first quarter of 2012, these losses amounted to $4.5 million for covered properties compared to $4.9 million in the first quarter of 2011, while losses on non-covered foreclosed properties amounted to $0.7 million for the first quarter of 2012 compared to $1.4 million in the first quarter of 2011.

As previously discussed, indemnification asset income is recorded to reflect additional amounts expected to be received from the FDIC due to covered loan and foreclosed property losses arising during the period. For the first quarter of 2012, indemnification asset income totaled $4.1 million compared to $5.0 million for the first quarter of 2011.

During the first quarter of 2012, we recorded $0.5 million in gains on sales of approximately $9.6 million in available for sale securities. In the comparable period of 2011, we recorded an insignificant gain on sales of securities.

Noninterest expenses amounted to $24.4 million in the first quarter of 2012, a 2.7% decrease over the $25.0 million recorded in the same period of 2011.

Index

Personnel expense for the three months ended March 31, 2012 amounted to $14.1 million, a 9.1% increase from the $12.9 million recorded in the first quarter of 2011. Within this line item, salaries expense was $10.2 million for the first quarter of 2012 compared to $9.7 million in the first quarter of 2011. Salaries expense for the fourth quarter of 2011 was $10.4 million.

Also within the line item “personnel expense” is employee benefits expense, which was $3.9 million in the first quarter of 2012 compared to $3.2 million in the first quarter of 2011. The higher level of expense in 2012 was primarily due to higher employee health care expense as a result of higher claims activity and increased pension expense as a result of a lower actuarial discount rate used to determine the amount of required expense.

Other noninterest expenses amounted to $7.2 million for the first quarter of 2012 compared to $8.8 million in the first quarter of 2011. Two of the largest categories of expense within this line item are collection expenses and FDIC insurance expense, both of which decreased in the first quarter of 2012 compared to the first quarter of 2011. Collection expenses on non-covered assets amounted to $0.6 million for the three months ended March 31, 2012 compared to $0.8 million recorded in the first quarter of 2011. Collection expenses on covered assets (net of FDIC reimbursement) amounted to approximately $0.5 million for the first quarter of 2012 and $0.8 million for the first quarter of 2011.

FDIC insurance expense amounted to $0.7 million for the three months ended March 31, 2012 compared to $1.3 million for the comparable period in 2011. The decrease in FDIC insurance expense in 2012 was due to a change in the FDIC’s assessment methodology effective April 1, 2011 that was favorable for the Company.

In the first quarter of 2012, we recorded severance expenses of $0.4 million as an “other noninterest expense,” and in the first quarter of 2011, we recorded a fraud loss of $0.6 million in this same line item.

We recorded an income tax benefit of $3.3 million for the first quarter of 2012 due to the net loss reported for the period. The tax benefit was approximately 39% of the reported net loss. For the first quarter of 2011, the provision for income taxes was $3.7 million, an effective tax rate of 36.3%.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $350,000 and $196,000 during the first quarters of 2012 and 2011, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at March 31, 2012 amounted to $3.34 billion, 1.9% lower than a year earlier. Total loans at March 31, 2012 amounted to $2.44 billion, a 2.0% decrease from a year earlier, and total deposits amounted to $2.83 billion, a 0.5% decrease from a year earlier.

The following table presents information regarding the nature of our growth for the twelve months ended March 31, 2012 and for the first quarter of 2012.

April 1, 2011 to March 31, 2012	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans – Non-covered	$2,045,998	48,526	—	2,094,524	2.4%	2.4%
Loans - Covered	440,212	(98,112)	—	342,100	-22.3%	-22.3%
Total loans	2,486,210	(49,586)	—	2,436,624	-2.0%	-2.0%

Deposits – Noninterest bearing checking	$332,168	39,125	—	371,293	11.8%	11.8%
Deposits – Interest bearing checking	349,677	119,014	—	468,691	34.0%	34.0%
Deposits – Money market	513,553	8,797	—	522,350	1.7%	1.7%
Deposits – Savings	161,869	(4,250)	—	157,619	-2.6%	-2.6%
Deposits – Brokered	194,178	(36,061)	—	158,117	-18.6%	-18.6%
Deposits – Internet time	51,075	(23,120)	—	27,955	-45.3%	-45.3%
Deposits – Time>$100,000	593,625	(32,463)	—	561,162	-5.5%	-5.5%
Deposits – Time<$100,000	648,296	(84,424)	—	563,872	-13.0%	-13.0%
Total deposits	$2,844,441	(13,382)	—	2,831,059	-0.5%	-0.5%

January 1, 2012 to March 31, 2012
Loans – Non-covered	$2,069,152	25,372	—	2,094,524	1.2%	1.2%
Loans - Covered	361,234	(19,134)	—	342,100	-5.3%	-5.3%
Total loans	$2,430,386	6,238	—	2,436,624	0.3%	0.3%

Deposits – Noninterest bearing checking	$335,833	35,460	—	371,293	10.6%	10.6%
Deposits – Interest bearing checking	423,452	45,239	—	468,691	10.7%	10.7%
Deposits – Money market	509,801	12,549	—	522,350	2.5%	2.5%
Deposits – Savings	146,481	11,138	—	157,619	7.6%	7.6%
Deposits – Brokered	157,408	709	—	158,117	0.5%	0.5%
Deposits – Internet time	29,902	(1,947)	—	27,955	-6.5%	-6.5%
Deposits – Time>$100,000	575,408	(14,246)	—	561,162	-2.5%	-2.5%
Deposits – Time<$100,000	576,752	(12,880)	—	563,872	-2.2%	-2.2%
Total deposits	$2,755,037	76,022	—	2,831,059	2.8%	2.8%

As derived from the table above, for the twelve months preceding March 31, 2012, our non-covered loans increased by $49 million, or 2.4%, which was offset by declines in our covered loans of $98 million. Over that same period, total deposits decreased $13 million, or 0.5%. For the first three months of 2012, non-covered loans increased $25 million, or 1.2%, which was partially offset by declines in our covered loans of $19 million. During the first quarter of 2012, total deposits increased by $76 million, or 2.8%. We had no acquisitions during the periods presented. We have experienced growth in our non-covered loan portfolio during the periods presented. We are actively pursuing lending opportunities in order to improve our asset yields, as well as to potentially decrease the dividend rate on our SBLF preferred stock (see Note 15 to the consolidated financial statements for more information).

Index

For the twelve months preceding March 31, 2012, the declines in our higher cost deposits, including internet deposits and time deposits, offset the internal growth experienced in our lower cost checking accounts. However, during the first quarter of 2012, the positive internal growth in our lowest cost deposits outpaced the decline in our higher cost deposits, which resulted in a net increase in deposits. A portion of the $119 million increase in interest bearing checking accounts during the twelve months preceding March 31, 2012 was caused by the shifting of repurchase agreements (securities sold under agreements to repurchase) to interest bearing checking accounts during late 2011 and early 2012. In July 2011, the Dodd-Frank Act repealed certain sections of the Federal Reserve Act that prohibited payment of interest on commercial demand accounts. With this prohibition removed, we began to pay interest on certain types of commercial demand accounts, as we encouraged our customers with repurchase agreements to switch to commercial checking accounts, which eliminated the need to sell/pledge our investment securities. Securities sold under agreements to repurchase were $73 million at March 31, 2011, $17 million at December 31, 2011 and $0 at March 31, 2012.

The mix of our loan portfolio remains substantially the same at March 31, 2012 compared to December 31, 2011. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Note 8 to the consolidated financial statements presents additional detailed information regarding our mix of loans, including a break-out between loans covered by FDIC loss share agreements and non-covered loans.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest, and other real estate. As previously discussed, as a result of two FDIC-assisted transactions, we entered into loss share agreements that afford us significant protection from losses from all loans and other real estate acquired in those acquisitions.

Because of the loss protection provided by the FDIC, the financial risk of the acquired loans and foreclosed real estate is significantly different from the risk associated with assets not covered under the loss share agreements. Accordingly, we present separately nonperforming assets subject to the loss share agreements as “covered” nonperforming assets, and nonperforming assets that are not subject to the loss share agreements as “non-covered.”

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	March 31, 2012	December 31, 2011	March 31, 2011

Non-covered nonperforming assets
Nonaccrual loans	$69,665	73,566	69,250
Restructured loans – accruing	10,619	11,720	19,843
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	80,284	85,286	89,093
Other real estate	36,838	37,023	26,961
Total non-covered nonperforming assets	$117,122	122,309	116,054

Covered nonperforming assets (1)
Nonaccrual loans (2)	$42,369	41,472	56,862
Restructured loans – accruing	13,158	14,218	16,238
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	55,527	55,690	73,100
Other real estate	79,535	85,272	95,868
Total covered nonperforming assets	$135,062	140,962	168,968

Total nonperforming assets	$252,184	263,271	285,022

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	1.68%	1.00%	2.92%
Nonperforming loans to total loans	5.57%	5.80%	6.52%
Nonperforming assets to total assets	7.56%	8.00%	8.38%
Allowance for loan losses to total loans	2.17%	1.70%	1.72%
Allowance for loan losses to nonperforming loans	38.90%	29.38%	26.37%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	1.49%	1.09%	1.97%
Non-covered nonperforming loans to non-covered loans	3.83%	4.12%	4.35%
Non-covered nonperforming assets to total non-covered assets	4.02%	4.30%	4.05%
Allowance for loan losses to non-covered loans	2.22%	1.72%	1.75%
Allowance for loan losses to non-covered nonperforming loans	57.86%	41.75%	40.15%

(1)	Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.
(2)	At March 31, 2012, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $68.3 million.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the weak economy in our market area, we have experienced high levels of loan losses, delinquencies and nonperforming assets compared to our historical averages.

Index

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At March 31, 2012	At December 31, 2011	At March 31, 2011
Commercial, financial, and agricultural	$2,487	3,300	2,235
Real estate – construction, land development, and other land loans	44,230	48,467	57,549
Real estate – mortgage – residential (1-4 family) first mortgages	25,784	24,133	33,663
Real estate – mortgage – home equity loans/lines of credit	6,168	7,255	6,445
Real estate – mortgage – commercial and other	30,367	28,491	23,540
Installment loans to individuals	2,998	3,392	2,680
Total nonaccrual loans	$112,034	115,038	126,112

The following segregates our nonaccrual loans at March 31, 2012 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$32	2,455	2,487
Real estate – construction, land development, and other land loans	19,003	25,227	44,230
Real estate – mortgage – residential (1-4 family) first mortgages	9,992	15,792	25,784
Real estate – mortgage – home equity loans/lines of credit	1,090	5,078	6,168
Real estate – mortgage – commercial and other	12,251	18,116	30,367
Installment loans to individuals	1	2,997	2,998
Total nonaccrual loans	$42,369	69,665	112,034

The following segregates our nonaccrual loans at December 31, 2011 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$469	2,831	3,300
Real estate – construction, land development, and other land loans	21,203	27,264	48,467
Real estate – mortgage – residential (1-4 family) first mortgages	10,134	13,999	24,133
Real estate – mortgage – home equity loans/lines of credit	1,231	6,024	7,255
Real estate – mortgage – commercial and other	8,212	20,279	28,491
Installment loans to individuals	223	3,169	3,392
Total nonaccrual loans	$41,472	73,566	115,038

At March 31, 2012, troubled debt restructurings (covered and non-covered) amounted to $23.8 million, compared to $25.9 million at December 31, 2011, and $36.1 million at March 31, 2011. The decline from March 31, 2011 to March 31, 2012 is primarily a result of troubled debt restructurings that re-defaulted and were placed on nonaccrual status.

Other real estate includes foreclosed, repossessed, and idled properties. Non-covered other real estate has increased over the past year, amounting to $36.8 million at March 31, 2012, $37.0 million at December 31, 2011, and $27.0 million at March 31, 2011. At March 31, 2012, we also held $79.5 million in other real estate that is subject to the loss share agreements with the FDIC, which is a decline from $85.3 million at December 31, 2011 and $95.9 million at March 31, 2011. We believe that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

Index

The following table presents the detail of all of our other real estate at each period end (covered and non-covered):

($ in thousands)	At March 31, 2012	At December 31, 2011	At March 31, 2011
Vacant land	$72,625	76,341	79,933
1-4 family residential properties	31,306	33,724	34,523
Commercial real estate	12,442	12,230	8,373
Other	—	—	—
Total other real estate	$116,373	122,295	122,829

The following segregates our other real estate at March 31, 2012 into covered and non-covered:

($ in thousands)	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$55,571	17,054	72,625
1-4 family residential properties	15,993	15,313	31,306
Commercial real estate	7,971	4,471	12,442
Other	—	—	—
Total other real estate	$79,535	36,838	116,373

The following segregates our other real estate at December 31, 2011 into covered and non-covered:

($ in thousands)	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$59,994	16,347	76,341
1-4 family residential properties	17,362	16,362	33,724
Commercial real estate	7,916	4,314	12,230
Other	—	—	—
Total other real estate	$85,272	37,023	122,295

Index

The following table presents geographical information regarding our nonperforming assets at March 31, 2012.

	As of March 31, 2012
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$47,259	20,780	68,039	$540,000	12.6%
Triangle Region (NC)	—	23,861	23,861	772,000	3.1%
Triad Region (NC)	—	14,555	14,555	381,000	3.8%
Charlotte Region (NC)	—	1,012	1,012	97,000	1.0%
Southern Piedmont Region (NC)	514	2,515	3,029	219,000	1.4%
Western Region (NC)	7,611	—	7,611	67,000	11.4%
South Carolina Region	143	11,213	11,356	145,000	7.8%
Virginia Region	—	4,931	4,931	205,000	2.4%
Other	—	1,417	1,417	11,000	12.9%
Total nonaccrual loans and troubled debt restructurings	$55,527	80,284	135,811	$2,437,000	5.6%

Other Real Estate (1)
Eastern Region (NC)	$65,150	11,772	76,922
Triangle Region (NC)	—	8,037	8,037
Triad Region (NC)	—	8,028	8,028
Charlotte Region (NC)	—	3,878	3,878
Southern Piedmont Region (NC)	—	1,597	1,597
Western Region (NC)	14,282	—	14,282
South Carolina Region	103	3,027	3,130
Virginia Region	—	499	499
Other	—	—	—
Total other real estate	79,535	36,838	116,373

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

The current economic environment has resulted in an increase in our classified and nonperforming assets, which has led to elevated provisions for loan losses. Our total provision for loan losses was $21.6 million for the first quarter of 2012 compared to $11.3 million in the first quarter of 2011. The total provision for loan losses is

Index

comprised of provisions for loan losses for non-covered loans and provisions for loan losses for covered loans, as discussed in the following paragraphs.

The provision for loan losses on non-covered loans amounted to $18.6 million in the first quarter of 2012 compared to $7.6 million in the first quarter of 2011. The increase resulted from refinements to our loan loss model and internal control changes that resulted in a realignment of departmental responsibilities for determining our allowance for loan losses.  As a result of the changes, an internal review of selected nonperforming loan relationships was conducted, which applied more conservative assumptions to estimate the probable losses.  We believe that the additional reserves established may lead to a more timely resolution of the related credits.

A part of the departmental realignment involved a reassignment of the responsibility for determining our allowance for loan loss amount at period end.  Concurrent with this change, we performed a new review of the Company’s nonperforming loans and significant classified lending relationships.  As a result of this review, approximately 30 loan relationships were identified in which additional provisions for loan losses were necessary when more conservative judgments were applied to the repayment assumptions associated with the borrowers.  The total additional provisions for losses associated with these borrowers was approximately $11 million.  The majority of the additional provision was concentrated in construction and land development real estate, commercial real estate, and residential real estate loan categories.

For the three months ended March 31, 2012 and 2011, we recorded $3.0 million and $3.8 million in provisions for loan losses for covered loans, respectively. The lower provision for loan losses for covered loans in 2012 was due to a decline in covered nonperforming loans resulting from the resolution of these loans through a combination of charge-offs and foreclosures. Because of the FDIC loss-share agreements in place for these loans, the FDIC indemnification asset was adjusted upwards by recording noninterest income of $2.4 million and $3.0 million in the first quarter of 2012 and 2011, respectively, or 80% of the amount of the provisions.

For the first three months of 2012, we recorded $10.1 million in net charge-offs, compared to $18.0 million for the comparable period of 2011. The net charge-offs in 2012 included $2.4 million of covered loans and $7.7 million of non-covered loans, whereas in 2011 net charge-offs included $7.9 million of covered loans and $10.1 million of non-covered loans. The charge-offs in 2012 continue a trend that began in 2010, with charge-offs being concentrated in the construction and land development real estate categories. These types of loans have been impacted the most by the recession and decline in new housing.

The allowance for loan losses amounted to $52.8 million at March 31, 2012, compared to $41.4 million at December 31, 2011 and $42.8 million at March 31, 2011. At March 31, 2012, December 31, 2011, and March 31, 2011, the allowance for loan losses attributable to covered loans was $6.4 million, $5.8 million, and $7.0 million, respectively. The allowance for loan losses for non-covered loans amounted to $46.5 million, $35.6 million, and $35.8 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. The increase in the allowance for losses at March 31, 2012 compared to prior periods is primarily due to the high provision for loan losses recorded in the first quarter of 2012 that was recorded as an addition to the allowance for loan losses without a corresponding increase in charge-offs.

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

	Three Months Ended March 31,	Twelve Months Ended December 31,	Three Months Ended March 31,
($ in thousands)	2012	2011	2011
Loans outstanding at end of period	$2,436,624	2,430,386	2,486,210
Average amount of loans outstanding	$2,430,893	2,461,995	2,502,011

Allowance for loan losses, at beginning of year	$41,418	49,430	49,430
Provision for loan losses	21,555	41,301	11,343
	62,973	90,731	60,773
Loans charged off:
Commercial, financial, and agricultural	(911)	(2,358)	(1,609)
Real estate – construction, land development & other land loans	(3,702)	(25,604)	(8,264)
Real estate – mortgage – residential (1-4 family) first mortgages	(2,158)	(12,045)	(5,285)
Real estate – mortgage – home equity loans / lines of credit	(864)	(3,195)	(1,114)
Real estate – mortgage – commercial and other	(2,111)	(7,180)	(1,736)
Installment loans to individuals	(943)	(1,600)	(423)
Total charge-offs	(10,689)	(51,982)	(18,431)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	18	314	13
Real estate – construction, land development & other land loans	322	919	31
Real estate – mortgage – residential (1-4 family) first mortgages	48	492	127
Real estate – mortgage – home equity loans / lines of credit	48	375	84
Real estate – mortgage – commercial and other	25	119	32
Installment loans to individuals	82	450	146
Total recoveries	543	2,669	433
Net charge-offs	(10,146)	(49,313)	(17,998)
Allowance for loan losses, at end of period	$52,827	41,418	42,775

Ratios:
Net charge-offs as a percent of average loans	1.68%	2.00%	2.92%
Allowance for loan losses as a percent of loans at end of period	2.17%	1.70%	1.72%

Index

The following table discloses the activity in the allowance for loan losses for the three months ended March 31, 2012, segregated into covered and non-covered.

	As of March 31, 2012
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$342,100	2,094,524	2,436,624
Average amount of loans outstanding	$351,667	2,079,226	2,430,893

Allowance for loan losses, at beginning of year	$5,808	35,610	41,418
Provision for loan losses	2,998	18,557	21,555
	8,806	54,167	62,973
Loans charged off:
Commercial, financial, and agricultural	(29)	(882)	(911)
Real estate – construction, land development & other land loans	(1,024)	(2,678)	(3,702)
Real estate – mortgage – residential (1-4 family) first mortgages	(694)	(1,464)	(2,158)
Real estate – mortgage – home equity loans / lines of credit	(89)	(775)	(864)
Real estate – mortgage – commercial and other	(453)	(1,658)	(2,111)
Installment loans to individuals	(145)	(798)	(943)
Total charge-offs	(2,434)	(8,255)	(10,689)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	—	18	18
Real estate – construction, land development & other land loans	—	322	322
Real estate – mortgage – residential (1-4 family) first mortgages	—	48	48
Real estate – mortgage – home equity loans / lines of credit	—	48	48
Real estate – mortgage – commercial and other	—	25	25
Installment loans to individuals	—	82	82
Total recoveries	—	543	543
Net charge-offs	(2,434)	(7,712)	(10,146)
Allowance for loan losses, at end of period	$6,372	46,455	52,827

Index

The following table discloses the activity in the allowance for loan losses for the three months ended March 31, 2011, segregated into covered and non-covered.

	As of March 31, 2011
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$440,212	2,045,998	2,486,210
Average amount of loans outstanding	$431,949	2,070,062	2,502,011

Allowance for loan losses, at beginning of year	$11,155	38,275	49,430
Provision for loan losses	3,773	7,570	11,343
	14,928	45,845	60,773
Loans charged off:
Commercial, financial, and agricultural	(3)	(1,606)	(1,609)
Real estate – construction, land development & other land loans	(4,097)	(4,167)	(8,264)
Real estate – mortgage – residential (1-4 family) first mortgages	(2,704)	(2,581)	(5,285)
Real estate – mortgage – home equity loans / lines of credit	(199)	(915)	(1,114)
Real estate – mortgage – commercial and other	(869)	(867)	(1,736)
Installment loans to individuals	(54)	(369)	(423)
Total charge-offs	(7,926)	(10,505)	(18,431)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	—	13	13
Real estate – construction, land development & other land loans	—	31	31
Real estate – mortgage – residential (1-4 family) first mortgages	—	127	127
Real estate – mortgage – home equity loans / lines of credit	—	84	84
Real estate – mortgage – commercial and other	—	32	32
Installment loans to individuals	—	146	146
Total recoveries	—	433	433
Net charge-offs	(7,926)	(10,072)	(17,998)
Allowance for loan losses, at end of period	$7,002	35,773	42,775

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at March 31, 2012, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2011.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following four sources - 1) an approximately $392 million line of credit with the Federal Home Loan Bank (of which $88 million was outstanding at March 31, 2012), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at March 31, 2012), and 3) an approximately $92 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at March 31, 2012). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was further reduced by $203 million at both March 31, 2012 and December 31, 2011, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $243 million at March 31, 2012 compared to $227 million at December 31, 2011.

Index

Our overall liquidity has increased since March 31, 2011. Our loans have decreased $47 million, while our deposits have only decreased by $13 million. As a result, our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 16.7% at March 31, 2011 to 17.2% at March 31, 2012.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2011, detail of which is presented in Table 18 on page 80 of our 2011 Annual Report on Form 10-K.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in derivative activities through March 31, 2012, and have no current plans to do so.

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

Index

At March 31, 2012, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2012	December 31, 2011	March 31, 2011
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.07%	15.46%	15.50%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.34%	16.72%	16.76%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	9.97%	10.21%	10.04%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At March 31, 2012, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 6.29% at March 31, 2012 compared to 6.58% at December 31, 2011 and 6.42% at March 31, 2011.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On April 30, 2012, First Bank entered into an agreement to assume all of the deposits and acquire certain loans of the Gateway Bank & Trust Co. branch located in Wilmington, North Carolina. The acquired assets will be transferred to one of our existing branches that is located nearby. The transaction is subject to regulatory approval and is expected to occur in the third quarter of 2012.

•	On March 5, 2012, the Kill Devil Hills, North Carolina branch located at 2007 S. Croatan Highway re-opened after extensive renovations.

•	We expect to open our new branch in Salem, Virginia in July 2012. This branch will represent our 7th branch in southwestern Virginia.

•	We are relocating our Biscoe, North Carolina branch and expect completion of the new building in the fall of 2012.

•	We expect to complete the relocation of our branch in Fort Chiswell, Virginia in October 2012.

•	On October 24, 2011, the Company reported that it had reached an agreement to purchase eleven coastal branches from Waccamaw Bank, headquartered in Whiteville, North Carolina. The application for regulatory approval for this transaction has been submitted and is pending.

•	On March 9, 2012, the Company announced a quarterly cash dividend of $0.08 cents per share payable on April 25, 2012 to shareholders of record on March 31, 2012. This is the same dividend rate as the Company declared in the first quarter of 2011.

SHARE REPURCHASES

We repurchased 148 shares of our common stock during the first three months of 2012 in two private transactions. At March 31, 2012, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Index

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.72% (realized in 2011). During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of March 31, 2012) to a high of 8.25%. The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At March 31, 2012, approximately 80% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at March 31, 2012, we had approximately $636 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2012 are deposits totaling $1.1 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

As previously discussed in the section “Net Interest Income,” our net interest income was impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $2.6 million and $2.5 million in the first quarters of 2012 and 2011, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or are paid off, the remaining discount will be accreted into income on an accelerated basis, which in the event of total payoff will result in the remaining discount being entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility.

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2012 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin for the remainder of 2012 will remain relatively consistent with the net interest margins recently realized. With interest rates having been stable for a relatively long period of time, most of our interest-sensitive assets and interest-sensitive liabilities have been repriced at today’s interest rates.

We have no market risk sensitive instruments held for trading purposes, nor do we maintain any foreign currency positions.

See additional discussion regarding net interest income, as well as discussion of the changes in the annual net interest margin in the section entitled “Net Interest Income” above.

Index

Item 4 – Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the SEC is recorded, processed, summarized and reported within the required time periods.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure.  Based on the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in allowing timely decisions regarding disclosure to be made about material information required to be included in our periodic reports with the SEC. In addition, no change in our internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we realigned departmental responsibilities for determining our allowance for loan losses, as discussed in “Results of Operations - Components of Earnings” in Item 2 above.

Index

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 to January 31, 2012	─	─	─	214,389
February 1, 2012 to February 29, 2012 (3)	28	11.66	─	214,361
March 1, 2012 to March 31, 2012 (3)	120	10.79	─	214,241
Total	148	10.95	─	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended March 31, 2012.

(3)	The repurchases during February and March 2012 relate to shares of stock that the Company repurchased in private transactions.

There were no unregistered sales of our securities during the three months ended March 31, 2012.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

Index

4.b	Form of Certificate for Series A Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

4.c	Warrant for Purchase of Shares of Common Stock was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

4.d	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (1)

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

(1)	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 10, 2012	BY:/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President
(Principal Executive Officer),
Treasurer and Director

May 10, 2012	BY:/s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

May 10, 2012	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer

Page 66