Form 10-Q
period 2012-06-30
FIRST BANCORP /NC/
filed 2012-08-09
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant's Common Stock outstanding on July 31, 2012 was 16,975,481.

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

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	June 30, 2012	December 31, 2011(audited)	June 30, 2011
ASSETS
Cash and due from banks, noninterest-bearing	$58,872	80,341	73,676
Due from banks, interest-bearing	203,313	135,218	163,414
Federal funds sold	—	608	1,157
Total cash and cash equivalents	262,185	216,167	238,247

Securities available for sale	171,907	182,626	171,844
Securities held to maturity (fair values of $61,676, $62,754, and $59,860)	56,182	57,988	57,593

Presold mortgages in process of settlement	4,053	6,090	2,466

Loans – non-covered	2,114,906	2,069,152	2,040,714
Loans – covered by FDIC loss share agreement	322,895	361,234	401,726
Total loans	2,437,801	2,430,386	2,442,440
Allowance for loan losses – non-covered	(47,523)	(35,610)	(34,465)
Allowance for loan losses – covered	(5,931)	(5,808)	(5,540)
Total allowance for loan losses	(53,454)	(41,418)	(40,005)
Net loans	2,384,347	2,388,968	2,402,435

Premises and equipment	73,642	69,975	68,898
Accrued interest receivable	10,932	11,779	12,000
FDIC indemnification asset	116,902	121,677	142,894
Goodwill	65,835	65,835	65,835
Other intangible assets	3,452	3,897	4,349
Other real estate owned – non-covered	37,895	37,023	31,849
Other real estate owned – covered	70,850	85,272	102,883
Bank-owned life insurance	27,380	2,207	2,160
Other assets	43,193	40,970	30,296
Total assets	$3,328,755	3,290,474	3,333,749

LIABILITIES
Deposits: Noninterest bearing checking accounts	$381,353	335,833	323,223
Interest bearing checking accounts	472,342	423,452	371,693
Money market accounts	545,356	513,832	499,286
Savings accounts	160,137	146,481	145,576
Time deposits of $100,000 or more	725,699	753,233	765,787
Other time deposits	553,411	582,206	641,853
Total deposits	2,838,298	2,755,037	2,747,418
Securities sold under agreements to repurchase	—	17,105	68,608
Borrowings	111,394	133,925	138,796
Accrued interest payable	1,549	1,872	2,208
Other liabilities	37,440	37,385	24,421
Total liabilities	2,988,681	2,945,324	2,981,451

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued and outstanding: 63,500, 63,500, and 65,000 shares	63,500	63,500	65,000
Discount on preferred stock	—	—	(2,474)
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued and outstanding: 16,973,008, 16,909,820 and 16,862,536 shares	105,437	104,841	105,141
Retained earnings	179,298	185,491	188,737
Accumulated other comprehensive income (loss)	(8,161)	(8,682)	(4,106)
Total shareholders’ equity	340,074	345,150	352,298
Total liabilities and shareholders’ equity	$3,328,755	3,290,474	3,333,749

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share data-unaudited)	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$35,636	38,464	70,678	75,271
Interest on investment securities:
Taxable interest income	1,149	1,463	2,407	2,895
Tax-exempt interest income	491	499	984	999
Other, principally overnight investments	178	103	317	193
Total interest income	37,454	40,529	74,386	79,358

INTEREST EXPENSE
Savings, checking and money market	759	1,103	1,608	2,333
Time deposits of $100,000 or more	2,085	2,661	4,260	5,265
Other time deposits	1,169	1,767	2,438	3,936
Securities sold under agreements to repurchase	—	48	4	98
Borrowings	490	470	1,034	932
Total interest expense	4,503	6,049	9,344	12,564

Net interest income	32,951	34,480	65,042	66,794
Provision for loan losses – non-covered	5,194	7,607	23,751	15,177
Provision for loan losses – covered	1,273	3,327	4,271	7,100
Total provision for loan losses	6,467	10,934	28,022	22,277
Net interest income after provision for loan losses	26,484	23,546	37,020	44,517

NONINTEREST INCOME
Service charges on deposit accounts	2,967	3,294	5,814	5,939
Other service charges, commissions and fees	2,340	2,070	4,532	3,985
Fees from presold mortgage loans	489	346	900	641
Commissions from sales of insurance and financial products	432	409	815	764
Gain from acquisition	─	─	—	10,196
Foreclosed property losses and write-downs – non-covered	(1,318)	(271)	(2,006)	(1,624)
Foreclosed property losses and write-downs – covered	(6,554)	(2,583)	(11,101)	(7,517)
FDIC indemnification asset income, net	3,558	1,826	7,663	6,866
Securities gains (losses)	(3)	60	449	74
Other gains (losses)	(141)	(37)	53	(17)
Total noninterest income	1,770	5,114	7,119	19,307

NONINTEREST EXPENSES
Salaries	10,173	9,694	20,347	19,405
Employee benefits	2,777	2,954	6,691	6,156
Total personnel expense	12,950	12,648	27,038	25,561
Net occupancy expense	1,615	1,598	3,296	3,270
Equipment related expenses	1,164	1,110	2,334	2,172
Intangibles amortization	223	226	446	450
Acquisition expenses	—	243	—	594
Other operating expenses	7,496	7,088	14,709	15,909
Total noninterest expenses	23,448	22,913	47,823	47,956

Income (loss) before income taxes	4,806	5,747	(3,684)	15,868
Income taxes (benefit)	1,516	2,021	(1,792)	5,767

Net income (loss)	3,290	3,726	(1,892)	10,101

Preferred stock dividends	(829)	(812)	(1,589)	(1,625)
Accretion of preferred stock discount	—	(229)	—	(458)

Net income (loss) available to common shareholders	$2,461	2,685	(3,481)	8,018

Earnings (loss) per common share:
Basic	$0.15	0.16	(0.21)	0.48
Diluted	0.15	0.16	(0.21)	0.48

Dividends declared per common share	$0.08	0.08	0.16	0.16

Weighted average common shares outstanding:
Basic	16,952,624	16,841,289	16,938,620	16,827,615
Diluted	16,952,624	16,868,571	16,938,620	16,855,027

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands-unaudited)	2012	2011	2012	2011

Net income (loss)	$3,290	3,726	(1,892)	10,101
Other comprehensive income (loss):
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, pretax	186	1,198	901	1,387
Tax benefit	(72)	(467)	(350)	(541)
Reclassification to realized losses (gains)	3	(60)	(449)	(74)
Tax expense (benefit)	(1)	23	175	29
Postretirement Plans:
Amortization of unrecognized net actuarial loss	82	140	383	280
Tax expense	(32)	(56)	(149)	(112)
Amortization of prior service cost and transition obligation	8	9	17	18
Tax expense	(3)	(4)	(7)	(8)
Other comprehensive income	171	783	521	979
Comprehensive income (loss)	$3,461	4,509	(1,371)	11,080

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Preferred Stock	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Discount	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2011	$65,000	(2,932)	16,801	$104,207	183,413	(5,085)	344,603

Net income					10,101		10,101
Common stock issued under stock option plans			2	30			30
Common stock issued into dividend reinvestment plan			30	421			421
Cash dividends declared ($0.16 per common share)					(2,694)		(2,694)
Preferred dividends					(1,625)		(1,625)
Accretion of preferred stock discount		458			(458)		—
Stock-based compensation			29	483			483
Other comprehensive income						979	979

Balances, June 30, 2011	$65,000	(2,474)	16,862	$105,141	188,737	(4,106)	352,298

Balances, January 1, 2012	$63,500	—	16,910	$104,841	185,491	(8,682)	345,150

Net income (loss)					(1,892)		(1,892)
Common stock issued into dividend reinvestment plan			31	335			335
Repurchases of common stock			—	(2)			(2)
Cash dividends declared ($0.16 per common share)					(2,712)		(2,712)
Preferred dividends					(1,589)		(1,589)
Stock-based compensation			32	263			263
Other comprehensive income						521	521

Balances, June 30, 2012	$63,500	—	16,973	$105,437	179,298	(8,161)	340,074

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(1,892)	10,101
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	28,022	22,277
Net security premium amortization	907	748
Purchase accounting accretion and amortization, net	(5,721)	(6,565)
Gain from acquisition	—	(10,196)
Foreclosed property losses and write-downs	13,107	9,141
Gain on securities available for sale	(449)	(74)
Other losses (gains)	(53)	17
Increase in net deferred loan costs	(96)	(323)
Depreciation of premises and equipment	2,278	2,182
Stock-based compensation expense	263	483
Amortization of intangible assets	446	450
Origination of presold mortgages in process of settlement	(41,858)	(35,532)
Proceeds from sales of presold mortgages in process of settlement	43,895	37,028
Decrease in accrued interest receivable	847	1,579
Increase in other assets	(13,188)	(6,866)
Increase (decrease) in accrued interest payable	(323)	126
Increase (decrease) in other liabilities	415	(5,238)
Net cash provided by operating activities	26,600	19,338

Cash Flows From Investing Activities
Purchases of securities available for sale	(47,395)	(23,721)
Purchases of securities held to maturity	—	(3,816)
Proceeds from sales of securities available for sale	9,641	2,518
Proceeds from maturities/issuer calls of securities available for sale	48,590	34,829
Proceeds from maturities/issuer calls of securities held to maturity	1,685	1,053
Purchase of bank-owned life insurance	(25,000)	—
Net decrease (increase) in loans	(42,993)	45,905
Proceeds from FDIC loss share agreements	15,286	32,468
Proceeds from sales of foreclosed real estate	25,767	16,425
Purchases of premises and equipment	(5,945)	(3,323)
Net cash received in acquisition	—	54,037
Net cash provided (used) by investing activities	(20,364)	156,375

Cash Flows From Financing Activities
Net increase (decrease) in deposits and repurchase agreements	66,211	(83,523)
Repayments of borrowings, net	(22,500)	(62,081)
Cash dividends paid – common stock	(2,708)	(2,690)
Cash dividends paid – preferred stock	(1,554)	(1,625)
Proceeds from issuance of common stock	335	451
Repurchase of common stock	(2)	—
Net cash provided (used) by financing activities	39,782	(149,468)

Increase in cash and cash equivalents	46,018	26,245
Cash and cash equivalents, beginning of period	216,167	212,002

Cash and cash equivalents, end of period	$262,185	238,247

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$9,667	12,438
Income taxes	5,275	11,710
Non-cash transactions:
Unrealized gain on securities available for sale, net of taxes	277	801
Foreclosed loans transferred to other real estate	25,324	42,984

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended June 30, 2012 and 2011

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2012 and 2011 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2012 and 2011. All such adjustments were of a normal, recurring nature. Reference is made to the 2011 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2011 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. During the first six months of 2012, there were no new standards or guidance issued by the regulatory authorities relevant to the Company.

Note 3 – Reclassifications

Certain amounts reported in the period ended June 30, 2011 have been reclassified to conform to the presentation for June 30, 2012. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

At June 30, 2012, the Company had the following equity-based compensation plans: the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and one plan that was assumed from an acquired entity. The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies. The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007. As of June 30, 2012, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

Recent equity grants to employees have either had performance vesting conditions, service vesting conditions, or both. Compensation expense for these grants is recorded over the various service periods based on the estimated number of equity grants that are probable to vest. No compensation cost is recognized for grants that do not vest and any previously recognized compensation cost will be reversed. As it relates to director equity grants, the Company grants common shares, valued at approximately $226,000 in the aggregate on the date of the grant, to non-employee directors in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

Index

The Company granted long-term restricted shares of common stock to certain senior executives on February 24, 2011 and February 23, 2012 with a two year minimum vesting period. The total compensation expense associated with the February 24, 2011 grant was $105,500 and the grant will fully vest on February 24, 2013. The Company recorded $22,000 in stock option expense in the first six months of 2012 and will record $9,700 in each subsequent quarter of 2012 related to this grant. The total compensation expense associated with the February 23, 2012 grant was $89,700 and the grant will fully vest on February 23, 2014. The Company recorded $14,900 in the first six months of 2012 and will record $11,200 in each subsequent quarter of 2012 related to this grant.

Under the terms of the predecessor plans and the First Bancorp 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At June 30, 2012, there were 476,624 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $22.12. At June 30, 2012, there were 871,257 shares remaining available for grant under the First Bancorp 2007 Equity Plan. The Company also has a stock option plan as a result of a corporate acquisition. At June 30, 2012, there were 4,788 stock options outstanding in connection with the acquired plan, with option prices ranging from $10.66 to $15.22.

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

The Company’s equity grants for the six months ended June 30, 2012 were the issuance of 1) 9,559 shares of long-term restricted stock to certain senior executives on February 23, 2012, at a fair market value of $10.96 per share, which was the closing price of the Company’s common stock on that date, and 2) 25,452 shares of common stock to non-employee directors on June 1, 2012 (1,818 shares per director), at a fair market value of $8.86 per share, which was the closing price of the Company’s common stock on that date.

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

The Company recorded total stock-based compensation expense of $263,000 and $483,000 for the six month periods ended June 30, 2012 and 2011, respectively, which relates to the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $103,000 and $188,000 of income tax benefits related to stock based compensation expense in the income statement for the six months ended June 30, 2012 and 2011, respectively.

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

Index

The following table presents information regarding the activity for the first six months of 2012 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2011	493,850	$18.92

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(12,438)	18.71

Outstanding at June 30, 2012	481,412	$18.92	3.2	$—

Exercisable at June 30, 2012	480,412	$18.92	3.2	$—

The Company did not have any stock option exercises during the six months ended June 30, 2012 and received $30,000 as a result of stock option exercises during the six months ended June 30, 2011. The Company recorded no tax benefits from the exercise of nonqualified stock options during the six months ended June 30, 2012 or 2011.

As discussed above, the Company granted 7,259 and 9,559 long-term restricted shares of common stock to certain senior executives on February 24, 2011 and February 23, 2012, respectively.

Index

The following table presents information regarding the activity during 2012 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2011	7,259	$14.54

Granted during the period	9,559	$10.96
Vested during the period	—	—
Forfeited or expired during the period	(2,474)	12.55

Nonvested at June 30, 2012	14,344	$12.50

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

	For the Three Months Ended June 30,
	2012			2011
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$2,461	16,952,624	$0.15	$2,685	16,841,289	$0.16

Effect of Dilutive Securities	—	—		—	27,282

Diluted EPS per common share	$2,461	16,952,624	$0.15	$2,685	16,868,571	$0.16

	For the Six Months Ended June 30,
	2012			2011
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income (loss) available to common shareholders	$(3,481)	16,938,620	$(0.21)	$8,018	16,827,615	$0.48

Effect of Dilutive Securities	—	—		—	27,412

Diluted EPS per common share	$(3,481)	16,938,620	$(0.21)	$8,018	16,855,027	$0.48

Index

For both the three and six months ended June 30, 2012, there were 386,662 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period. For both the three and six month periods ended June 30, 2011, there were 542,916 options that were antidilutive because the exercise price exceeded the average market price for the period. Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Note 6 – Securities

The book values and approximate fair values of investment securities at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012				December 31, 2011
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$29,504	29,626	122	—	34,511	34,665	170	(16)
Mortgage-backed securities	115,674	119,536	3,862	—	120,032	124,105	4,164	(91)
Corporate bonds	13,186	13,139	253	(300)	13,189	12,488	279	(980)
Equity securities	9,195	9,606	438	(27)	10,998	11,368	409	(39)
Total available for sale	$167,559	171,907	4,675	(327)	178,730	182,626	5,022	(1,126)

Securities held to maturity:
State and local governments	$56,182	61,676	5,494	—	57,988	62,754	4,766	—
Total held to maturity	$56,182	61,676	5,494	—	57,988	62,754	4,766	—

Included in mortgage-backed securities at June 30, 2012 were collateralized mortgage obligations with an amortized cost of $663,000 and a fair value of $684,000. Included in mortgage-backed securities at December 31, 2011 were collateralized mortgage obligations with an amortized cost of $1,462,000 and a fair value of $1,515,000. All of the Company’s mortgage-backed securities, including collateralized mortgage obligations, were issued by government-sponsored corporations.

The Company owned Federal Home Loan Bank (FHLB) stock with a cost and fair value of $9,102,000 at June 30, 2012 and $10,904,000 at December 31, 2011, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB. The investment in this stock is a requirement for membership in the FHLB system.

The following table presents information regarding securities with unrealized losses at June 30, 2012:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—
Corporate bonds	—	—	5,029	300	5,029	300
Equity securities	—	—	31	27	31	27
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$—	—	5,060	327	5,060	327

Index

The following table presents information regarding securities with unrealized losses at December 31, 2011:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$8,984	16	—	—	8,984	16
Mortgage-backed securities	14,902	61	9,302	30	24,204	91
Corporate bonds	4,588	458	2,773	522	7,361	980
Equity securities	4	2	22	37	26	39
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$28,478	537	12,097	589	40,575	1,126

In the above tables, all of the non-equity securities that were in an unrealized loss position at June 30, 2012 and December 31, 2011 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The Company has also concluded that each of the equity securities in an unrealized loss position at June 30, 2012 and December 31, 2011 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $9,102,000 at June 30, 2012 and $10,904,000 at December 31, 2011, respectively, which was the FHLB stock discussed above. The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at June 30, 2012, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$3,004	3,040	350	358
Due after one year but within five years	26,497	26,679	2,958	3,210
Due after five years but within ten years	3,000	3,000	29,731	32,673
Due after ten years	10,189	10,046	23,143	25,435
Mortgage-backed securities	115,674	119,536	—	—
Total debt securities	158,364	162,301	56,182	61,676

Equity securities	9,195	9,606	—	—
Total securities	$167,559	171,907	56,182	61,676

At June 30, 2012 investment securities with a book value of $86,865,000 were pledged as collateral for public deposits. At December 31, 2011, investment securities with a book value of $47,418,000 were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

There were $9,641,000 in sales of securities during the six months ended June 30, 2012, which resulted in a net gain of $439,000. There were $2,518,000 in sales during the six months ended June 30, 2011, which resulted in a net gain of $8,000. During the six months ended June 30, 2012 and 2011, the Company recorded a net gain of $11,000 and $71,000, respectively, related to the call of several municipal and bond securities. Also, during the six months ended June 30, 2012 and 2011, the Company recorded a net loss of $1,000 and $5,000, respectively, related to write-downs of the Company’s equity portfolio.

Index

Note 7 – Loans and Asset Quality Information

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

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2012		December 31, 2011		June 30, 2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$163,761	7%	162,099	7%	158,303	6%
Real estate – construction, land development & other land loans	343,620	14%	363,079	15%	386,354	16%
Real estate – mortgage – residential (1-4 family) first mortgages	815,605	34%	805,542	33%	803,209	33%
Real estate – mortgage – home equity loans / lines of credit	250,627	10%	256,509	11%	266,995	11%
Real estate – mortgage – commercial and other	789,290	32%	762,895	31%	745,858	31%
Installment loans to individuals	73,522	3%	78,982	3%	80,423	3%
Subtotal	2,436,425	100%	2,429,106	100%	2,441,142	100%
Unamortized net deferred loan costs	1,376		1,280		1,298
Total loans	$2,437,801		2,430,386		2,442,440

As of June 30, 2012, December 31, 2011 and June 30, 2011, net loans include unamortized premiums of $717,000, $949,000, and $1,182,000, respectively, related to acquired loans.

Index

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	June 30, 2012		December 31, 2011		June 30, 2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$155,879	7%	152,627	8%	145,811	7%
Real estate – construction, land development & other land loans	283,818	13%	290,983	14%	306,140	15%
Real estate – mortgage – residential (1-4 family) first mortgages	669,088	32%	646,616	31%	631,640	31%
Real estate – mortgage – home equity loans / lines of credit	229,415	11%	233,171	11%	241,973	12%
Real estate – mortgage – commercial and other	702,717	33%	666,882	32%	635,103	31%
Installment loans to individuals	72,613	4%	77,593	4%	78,749	4%
Subtotal	2,113,530	100%	2,067,872	100%	2,039,416	100%
Unamortized net deferred loan costs	1,376		1,280		1,298
Total non-covered loans	$2,114,906		2,069,152		2,040,714

The carrying amount of the covered loans at June 30, 2012 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$68	146	7,814	9,885	7,882	10,031
Real estate – construction, land development & other land loans	1,577	2,606	58,225	99,332	59,802	101,938
Real estate – mortgage – residential (1-4 family) first mortgages	827	1,915	145,690	173,707	146,517	175,622
Real estate – mortgage – home equity loans / lines of credit	12	309	21,200	26,400	21,212	26,709
Real estate – mortgage – commercial and other	2,332	4,153	84,241	113,936	86,573	118,089
Installment loans to individuals	3	4	906	990	909	994
Total	$4,819	9,133	318,076	424,250	322,895	433,383

Index

The carrying amount of the covered loans at December 31, 2011 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$69	319	9,403	11,736	9,472	12,055
Real estate – construction, land development & other land loans	3,865	8,505	68,231	115,489	72,096	123,994
Real estate – mortgage – residential (1-4 family) first mortgages	1,214	2,639	157,712	189,436	158,926	192,075
Real estate – mortgage – home equity loans / lines of credit	127	577	23,211	29,249	23,338	29,826
Real estate – mortgage – commercial and other	2,585	4,986	93,428	125,450	96,013	130,436
Installment loans to individuals	4	6	1,385	1,583	1,389	1,589
Total	$7,864	17,032	353,370	472,943	361,234	489,975

The following table presents information regarding covered purchased nonimpaired loans since December 31, 2010. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2010	$366,521
Additions due to acquisition of The Bank of Asheville (at fair value)	84,623
Principal repayments	(40,576)
Transfers to foreclosed real estate	(53,999)
Loan charge-offs	(14,797)
Accretion of loan discount	11,598
Carrying amount of nonimpaired covered loans at December 31, 2011	$353,370
Principal repayments	(25,012)
Transfers to foreclosed real estate	(11,974)
Loan charge-offs	(4,176)
Accretion of loan discount	5,868
Carrying amount of nonimpaired covered loans at June 30, 2012	$318,076

As reflected in the table above, the Company accreted $5,868,000 of the loan discount on purchased nonimpaired loans into interest income during the first six months of 2012. As of June 30, 2012, there was remaining loan discount of $73,519,000 related to purchased nonimpaired loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to 80% of the loan discount accretion, which reduces noninterest income.

The following table presents information regarding all purchased impaired loans since December 31, 2010, substantially all of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

Index

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2010	$8,080	2,329	5,751
Additions due to acquisition of The Bank of Asheville	38,452	20,807	17,645
Change due to payments received	(1,620)	(327)	(1,293)
Transfer to foreclosed real estate	(19,881)	(9,308)	(10,573)
Change due to loan charge-off	(7,522)	(4,193)	(3,329)
Other	807	224	583
Balance at December 31, 2011	$18,316	9,532	8,784
Change due to payments received	(287)	(54)	(233)
Transfer to foreclosed real estate	(7,636)	(3,487)	(4,149)
Change due to loan charge-off	(109)	(109)	—
Other	(1,151)	(1,568)	417
Balance at June 30, 2012	$9,133	4,314	4,819

Each of the purchased impaired loans is on nonaccrual status and considered to be impaired. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During the first six months of 2012 and 2011, the Company received no payments that exceeded the initial carrying amount of the purchased impaired loans.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	June 30, 2012	December 31, 2011	June 30, 2011

Non-covered nonperforming assets
Nonaccrual loans	$73,918	73,566	71,570
Restructured loans - accruing	20,684	11,720	16,893
Accruing loans > 90 days past due	—	—	—
Total non-covered nonperforming loans	94,602	85,286	88,463
Other real estate	37,895	37,023	31,849
Total non-covered nonperforming assets	$132,497	122,309	120,312

Covered nonperforming assets
Nonaccrual loans (1)	$39,075	41,472	37,057
Restructured loans - accruing	19,054	14,218	24,325
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	58,129	55,690	61,382
Other real estate	70,850	85,272	102,883
Total covered nonperforming assets	$128,979	140,962	164,265

Total nonperforming assets	$261,476	263,271	284,577

(1) At June 30, 2012, December 31, 2011, and June 30, 2011, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $60.4 million, $69.0 million, and $69.4 million, respectively.

Index

The following table presents information related to the Company’s impaired loans.

($ in thousands)	As of /for the six months ended June 30, 2012	As of /for the year ended December 31, 2011	As of /for the six months ended June 30, 2011
Impaired loans at period end
Non-covered	$94,602	85,286	88,463
Covered	58,129	55,690	61,382
Total impaired loans at period end	$152,731	140,976	149,845

Average amount of impaired loans for period
Non-covered	$86,723	89,023	91,187
Covered	56,449	63,289	69,102
Average amount of impaired loans for period – total	$143,172	152,312	160,289

Allowance for loan losses related to impaired loans at period end
Non-covered	$11,051	5,804	6,019
Covered	5,158	5,106	4,727
Allowance for loan losses related to impaired loans - total	$16,209	10,910	10,746

Amount of impaired loans with no related allowance at period end
Non-covered	$22,235	35,721	31,514
Covered	40,613	43,702	49,755
Total impaired loans with no related allowance at period end	$62,848	79,423	81,269

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

The following table presents the Company’s nonaccrual loans as of June 30, 2012.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$211	188	399
Commercial – secured	2,227	—	2,227
Secured by inventory and accounts receivable	637	—	637

Real estate – construction, land development & other land loans	19,781	16,963	36,744

Real estate – residential, farmland and multi-family	24,146	10,084	34,230

Real estate – home equity lines of credit	3,878	758	4,636

Real estate – commercial	20,277	11,009	31,286

Consumer	2,761	73	2,834
Total	$73,918	39,075	112,993

Index

The following table presents the Company’s nonaccrual loans as of December 31, 2011.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$452	—	452
Commercial - secured	2,190	358	2,548
Secured by inventory and accounts receivable	588	102	690

Real estate – construction, land development & other land loans	22,772	21,204	43,976

Real estate – residential, farmland and multi-family	25,430	11,050	36,480

Real estate – home equity lines of credit	3,161	1,068	4,229

Real estate - commercial	16,203	7,459	23,662

Consumer	2,770	231	3,001
Total	$73,566	41,472	115,038

The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2012.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$83	58	211	37,991	38,343
Commercial - secured	446	443	2,227	110,248	113,364
Secured by inventory and accounts receivable	55	—	637	21,277	21,969

Real estate – construction, land development & other land loans	1,544	425	19,781	222,973	244,723

Real estate – residential, farmland, and multi-family	6,648	2,109	24,146	777,203	810,106

Real estate – home equity lines of credit	1,759	460	3,878	201,589	207,686

Real estate - commercial	4,715	381	20,277	597,135	622,508

Consumer	690	181	2,761	51,199	54,831
Total non-covered	$15,940	4,057	73,918	2,019,615	2,113,530
Unamortized net deferred loan costs					1,376
Total non-covered loans					$2,114,906

Covered loans	$5,253	2,147	39,075	276,420	322,895

Total loans	$21,193	6,204	112,993	2,296,035	2,437,801

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at June 30, 2012.

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2011.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$67	591	452	37,668	38,778
Commercial - secured	672	207	2,190	108,682	111,751
Secured by inventory and accounts receivable	247	—	588	20,993	21,828

Real estate – construction, land development & other land loans	1,250	1,411	22,772	221,372	246,805

Real estate – residential, farmland, and multi-family	9,751	4,259	25,430	756,215	795,655

Real estate – home equity lines of credit	1,126	237	3,161	202,912	207,436

Real estate - commercial	2,620	1,006	16,203	567,354	587,183

Consumer	657	286	2,770	54,723	58,436
Total non-covered	$16,390	7,997	73,566	1,969,919	2,067,872
Unamortized net deferred loan costs					1,280
Total non-covered loans					$2,069,152

Covered loans	$6,511	3,388	41,472	309,863	361,234

Total loans	$22,901	11,385	115,038	2,279,782	2,430,386

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2011.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and six months ended June 30, 2012.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended June 30, 2012

Beginning balance	$4,954	16,419	15,369	2,132	5,737	1,826	18	46,455
Charge-offs	(744)	(174)	(2,145)	(281)	(805)	(334)	—	(4,483)
Recoveries	18	126	60	85	6	62	—	357
Provisions	833	1,448	1,675	210	781	237	10	5,194
Ending balance	$5,061	17,819	14,959	2,146	5,719	1,791	28	47,523

As of and for the six months ended June 30, 2012

Beginning balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610
Charge-offs	(2,062)	(2,852)	(4,236)	(732)	(2,170)	(686)	—	(12,738)
Recoveries	34	314	254	119	47	132	—	900
Provisions	3,309	9,051	5,409	1,069	4,428	473	12	23,751
Ending balance	$5,061	17,819	14,959	2,146	5,719	1,791	28	47,523

Ending balances as of June 30, 2012: Allowance for loan losses

Individually evaluated for impairment	$869	4,819	635	439	1,480	—	—	8,242

Collectively evaluated for impairment	$4,192	13,000	14,324	1,707	4,239	1,791	28	39,281

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of June 30, 2012:

Ending balance – total	$173,676	244,723	810,106	207,686	622,508	54,831	—	2,113,530

Ending balances as of June 30, 2012: Loans

Individually evaluated for impairment	$1,009	23,860	9,508	1,331	21,918	—	—	57,626

Collectively evaluated for impairment	$172,667	220,863	800,598	206,355	600,590	54,831	—	2,055,904

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2011.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi-family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

Beginning balance	$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275
Charge-offs	(2,703)	(16,240)	(9,045)	(1,147)	(3,355)	(845)	(524)	(33,859)
Recoveries	389	1,142	719	107	37	182	93	2,669
Provisions	1,363	13,884	10,575	(904)	2,760	574	273	28,525
Ending balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610

Ending balances: Allowance for loan losses

Individually evaluated for impairment	$60	607	150	—	200	—	—	1,017

Collectively evaluated for impairment	$3,720	10,699	13,382	1,690	3,214	1,872	16	34,593

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable:

Ending balance – total	$172,357	246,805	795,655	207,436	587,183	58,436	—	2,067,872

Ending balances: Loans

Individually evaluated for impairment	$2,526	34,750	11,880	527	30,846	12	—	80,541

Collectively evaluated for impairment	$169,831	212,055	783,775	206,909	556,337	58,424	—	1,987,331

Loans acquired with deteriorated credit quality	$—	920	—	—	—	—	—	920

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and six months ended June 30, 2011.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended June 30, 2011

Beginning balance	$4,142	10,203	12,463	3,359	3,359	2,223	24	35,773
Charge-offs	(740)	(5,589)	(2,248)	(141)	(313)	(157)	(121)	(9,309)
Recoveries	28	219	61	37	—	20	29	394
Provisions	475	6,957	1,808	(1,406)	(187)	(126)	86	7,607
Ending balance	$3,905	11,790	12,084	1,849	2,859	1,960	18	34,465

As of and for the six months ended June 30, 2011

Beginning balance	$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275
Charge-offs	(1,896)	(9,582)	(5,596)	(764)	(1,380)	(360)	(236)	(19,814)
Recoveries	36	251	293	43	28	103	73	827
Provisions	1,034	8,601	6,104	(1,064)	239	256	7	15,177
Ending balance	$3,905	11,790	12,084	1,849	2,859	1,960	18	34,465

Ending balances as of June 30, 2011: Allowance for loan losses

Individually evaluated for impairment	$50	1,221	235	—	340	—	—	1,846

Collectively evaluated for impairment	$3,855	10,569	11,849	1,849	2,519	1,960	18	32,619

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of June 30, 2011:

Ending balance – total	$165,091	267,346	774,448	213,920	558,879	59,732	—	2,039,416

Ending balances as of June 30, 2011: Loans

Individually evaluated for impairment	$2,049	47,181	7,656	531	34,198	20	—	91,635

Collectively evaluated for impairment	$163,042	220,165	766,792	213,389	524,681	59,712	—	1,947,781

Loans acquired with deteriorated credit quality	$—	1,234	—	—	—	—	—	1,234

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and six months ended June 30, 2012.

($ in thousands)	Covered Loans

As of and for the three months ended June 30, 2012

Beginning balance	$6,372
Charge-offs	(1,714)
Recoveries	—
Provisions	1,273
Ending balance	$5,931

As of and for the six months ended June 30, 2012

Beginning balance	$5,808
Charge-offs	(4,148)
Recoveries	—
Provisions	4,271
Ending balance	$5,931

Ending balances as of June 30, 2012: Allowance for loan losses

Individually evaluated for impairment	$5,914
Collectively evaluated for impairment	—
Loans acquired with deteriorated credit quality	17

Loans receivable as of June 30, 2012:

Ending balance – total	$322,895

Ending balances as of June 30, 2012: Loans

Individually evaluated for impairment	$42,598
Collectively evaluated for impairment	280,297
Loans acquired with deteriorated credit quality	4,819

Index

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2011.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2011
Beginning balance	$11,155
Charge-offs	(18,123)
Recoveries	—
Provisions	12,776
Ending balance	$5,808

Ending balances as of December 31, 2011: Allowance for loan losses

Individually evaluated for impairment	$5,481
Collectively evaluated for impairment	—
Loans acquired with deteriorated credit quality	327

Loans receivable as of December 31, 2011:

Ending balance – total	$361,234

Ending balances as of December 31, 2011: Loans

Individually evaluated for impairment	$44,723
Collectively evaluated for impairment	316,511
Loans acquired with deteriorated credit quality	7,864

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and six months ended June 30, 2011.

($ in thousands)	Covered Loans

As of and for the three months ended June 30, 2011

Beginning balance	$7,002
Charge-offs	(4,789)
Recoveries	—
Provisions	3,327
Ending balance	$5,540

As of and for the six months ended June 30, 2011

Beginning balance	$11,155
Charge-offs	(12,715)
Recoveries	—
Provisions	7,100
Ending balance	$5,540

Ending balances as of June 30, 2011: Allowance for loan losses

Individually evaluated for impairment	$5,540
Collectively evaluated for impairment	—
Loans acquired with deteriorated credit quality	—

Loans receivable as of June 30, 2011:

Ending balance – total	$401,726

Ending balances as of June 30, 2011: Loans

Individually evaluated for impairment	$37,149
Collectively evaluated for impairment	364,577
Loans acquired with deteriorated credit quality	13,538

Index

The following table presents the Company’s impaired loans as of June 30, 2012.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	—
Commercial - secured	69	225	—	144
Secured by inventory and accounts receivable	—	—	—	9

Real estate – construction, land development & other land loans	6,950	11,676	—	8,992

Real estate – residential, farmland, and multi-family	4,242	6,010	—	3,172

Real estate – home equity lines of credit	—	—	—	15

Real estate – commercial	10,974	12,683	—	12,554

Consumer	—	—	—	4
Total non-covered impaired loans with no allowance	$22,235	30,594	—	24,890

Total covered impaired loans with no allowance	$40,613	75,350	—	40,357

Total impaired loans with no allowance recorded	$62,848	105,944	—	65,247

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$211	612	40	231
Commercial - secured	2,158	2,436	315	1,912
Secured by inventory and accounts receivable	637	1,112	143	673

Real estate – construction, land development & other land loans	18,156	22,302	6,093	15,360

Real estate – residential, farmland, and multi-family	23,476	26,658	2,361	24,792

Real estate – home equity lines of credit	3,877	4,493	453	3,300

Real estate – commercial	21,089	24,102	1,309	12,776

Consumer	2,763	2,801	337	2,789
Total non-covered impaired loans with allowance	$72,367	84,516	11,051	61,833

Total covered impaired loans with allowance	$17,516	19,421	5,158	16,092

Total impaired loans with an allowance recorded	$89,883	103,937	16,209	77,925

Interest income recorded on non-covered and covered impaired loans during the six months ended June 30, 2012 is considered insignificant.

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Cash secured loans.
2	Non-cash secured loans that have no minor or major exceptions to the lending guidelines.
3	Non-cash secured loans that have no major exceptions to the lending guidelines.
Weak Pass:
4	Non-cash secured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated.
Watch or Standard:
9	Loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances. This category also includes all loans to insiders and any other loan that management elects to monitor on the watch list.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of June 30, 2012.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$11,933	25,351	12	323	513	211	38,343
Commercial - secured	34,861	69,630	1,705	2,481	2,460	2,227	113,364
Secured by inventory and accounts receivable	3,688	16,539	265	695	145	637	21,969

Real estate – construction, land development & other land loans	32,230	161,242	5,304	11,971	14,195	19,781	244,723

Real estate – residential, farmland, and multi-family	250,715	476,852	9,105	17,883	31,405	24,146	810,106

Real estate – home equity lines of credit	131,210	66,044	2,521	2,338	1,695	3,878	207,686

Real estate - commercial	135,080	417,454	27,537	13,025	9,135	20,277	622,508

Consumer	28,153	22,676	86	514	641	2,761	54,831
Total	$627,870	1,255,788	46,535	49,230	60,189	73,918	2,113,530
Unamortized net deferred loan costs							1,376
Total non-covered loans							$2,114,906

Total covered loans	$51,912	137,930	—	8,459	85,519	39,075	322,895

Total loans	$679,782	1,393,718	46,535	57,689	145,708	112,993	2,437,801

At June 30, 2012, there was an insignificant amount of non-covered loans that were graded “8” with an accruing status. At June 30, 2012, there were no covered loans that were graded “8” with an accruing status.

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

The vast majority of the Company’s troubled debt restructurings modified during the period ended June 30, 2012 related to interest rate reductions combined with restructured amortization schedules. The Company does not grant principal forgiveness.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three and six months ended June 30, 2012.

($ in thousands)	For the three months ended June 30, 2012		For the six months ended June 30, 2012
	Number of Contracts	Restructured Balances	Number of Contracts	Restructured Balances
Non-covered TDRs – Accruing
Real estate – construction, land development & other land loans	1	$300	1	$300
Real estate – residential, farmland, and multi-family	1	303	1	303

Non-covered TDRs - Nonaccrual
Real estate – construction, land development & other land loans	1	238	1	238

Total non-covered TDRs arising during period	3	$841	3	$841

Total covered TDRs arising during period– Accruing	3	$5,428	6	$7,342
Total covered TDRs arising during period – Nonaccrual	—	—	—	—

Total TDRs arising during period	6	$6,269	9	$8,183

Accruing restructured loans that defaulted during the three and six months ended June 30, 2012 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

($ in thousands)	For the three months ended June 30, 2012		For the six months ended June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Non-covered accruing TDRs that subsequently defaulted
Real estate – construction, land development & other land loans	—	$—	2	$664
Real estate – residential, farmland, and multi-family	1	341	1	341
Real estate - commercial	1	180	1	180

Total non-covered TDRs that subsequently defaulted	2	$521	4	$1,185

Total accruing covered TDRs that subsequently defaulted	3	$716	14	$3,427

Total accruing TDRs that subsequently defaulted	5	$1,237	18	$4,612

Note 8 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $1,376,000, $1,280,000, and $1,298,000 at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.

Index

Note 9 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 38 of the Company’s 2011 Annual Report on Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Receivable related to claims submitted, not yet received	$18,574	13,377	27,668
Receivable related to estimated future claims on loans	79,308	90,275	100,953
Receivable related to estimated future claims on other real estate owned	19,020	18,025	14,273
FDIC indemnification asset	$116,902	121,677	142,894

The following presents a rollforward of the FDIC indemnification asset since December 31, 2011.

($ in thousands)
Balance at December 31, 2011	$121,677
Increase related to unfavorable changes in loss estimates	12,298
Increase related to reimbursable expenses	3,183
Cash received	(15,286)
Accretion of loan discount	(4,694)
Other	(276)
Balance at June 30, 2012	$116,902

Note 10 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2012, December 31, 2011, and June 30, 2011 and the carrying amount of unamortized intangible assets as of those same dates.

	June 30, 2012		December 31, 2011		June 30, 2011
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	387	678	357	678	328
Core deposit premiums	7,867	4,707	7,867	4,291	7,867	3,868
Total	$8,545	5,094	8,545	4,648	8,545	4,196

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $223,000 and $226,000 for the three months ended June 30, 2012 and 2011, respectively. Amortization expense totaled $446,000 and $450,000 for the six months ended June 30, 2012 and 2011, respectively

Index

The following table presents the estimated amortization expense for the last three quarters of calendar year 2012 and for each of the four calendar years ending December 31, 2016 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
July 1 to December 31, 2012	$446
2013	781
2014	678
2015	622
2016	555
Thereafter	369
Total	$3,451

Note 11 – Pension Plans

The Company sponsors two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”) which is generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP”), which is for the benefit of certain senior management executives of the Company.

The Company recorded pension expense totaling $619,000 and $832,000 for the three months ended June 30, 2012 and 2011, respectively, related to the Pension Plan and the SERP. The following table contains the components of the pension expense.

	For the Three Months Ended June 30,
	2012	2011	2012	2011	2012 Total	2011 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$457	478	76	115	533	593
Interest cost	363	432	70	102	433	534
Expected return on plan assets	(492)	(444)	─	─	(492)	(444)
Amortization of transition obligation	1	1	─	─	1	1
Amortization of net (gain)/loss	136	114	─	26	136	140
Amortization of prior service cost	3	3	5	5	8	8
Net periodic pension cost	$468	584	151	248	619	832

The Company recorded pension expense totaling $1,658,000 and $1,664,000 for the six months ended June 30, 2012 and 2011, respectively, related to the Pension Plan and the SERP. The following table contains the components of the pension expense.

	For the Six Months Ended June 30,
	2012	2011	2012	2011	2012 Total	2011 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$1,061	956	170	230	1,231	1,186
Interest cost	799	864	157	204	956	1,068
Expected return on plan assets	(984)	(888)	─	─	(984)	(888)
Amortization of transition obligation	2	2	─	─	2	2
Amortization of net (gain)/loss	403	228	34	52	437	280
Amortization of prior service cost	6	6	10	10	16	16
Net periodic pension cost	$1,287	1,168	371	496	1,658	1,664

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Pension Plan. The Company expects that it will contribute $2,500,000 to the Pension Plan in 2012.

Index

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

Note 12 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Unrealized gain (loss) on securities available for sale	$4,348	3,896	3,790
Deferred tax asset (liability)	(1,694)	(1,520)	(1,478)
Net unrealized gain (loss) on securities available for sale	2,654	2,376	2,312

Additional pension liability	(17,879)	(18,278)	(10,608)
Deferred tax asset	7,064	7,220	4,190
Net additional pension liability	(10,815)	(11,058)	(6,418)

Total accumulated other comprehensive income (loss)	$(8,161)	(8,682)	(4,106)

Note 13 – Fair Value

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

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2012.

($ in thousands)
Description of Financial Instruments	Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$29,626	—	29,626	—
Mortgage-backed securities	119,536	—	119,536	—
Corporate bonds	13,139	—	13,139	—
Equity securities	9,606	423	9,183	—
Total available for sale securities	$171,907	423	171,484	—

Nonrecurring
Impaired loans – covered	$58,129	—	—	58,129
Impaired loans – non-covered	94,602	—	—	94,602
Other real estate – covered	70,850	—	70,850	—
Other real estate – non-covered	37,895	—	37,895	—

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three months ended June 30, 2012 or 2011.

For the six months ended June 30, 2012 and 2011, the increase in the fair value of securities available for sale was $452,000 and $1,313,000, respectively, which is included in other comprehensive income (tax expense of $175,000 and $512,000, respectively). Fair value measurement methods at June 30, 2012 and 2011 are consistent with those used in prior reporting periods.

The carrying amounts and estimated fair values of financial instruments at June 30, 2012 and December 31, 2011 are as follows:

		June 30, 2012		December 31, 2011
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$58,872	58,872	80,341	80,341
Due from banks, interest-bearing	Level 1	203,313	203,313	135,218	135,218
Federal funds sold	Level 1	—	—	608	608
Securities available for sale	Level 2	171,907	171,907	182,626	182,626
Securities held to maturity	Level 2	56,182	61,676	57,988	62,754
Presold mortgages in process of settlement	Level 1	4,053	4,053	6,090	6,090
Loans – non-covered, net of allowance	Level 3	2,067,383	2,006,670	2,033,542	1,987,979
Loans – covered, net of allowance	Level 3	316,964	316,964	355,426	355,426
FDIC indemnification asset	Level 3	116,902	116,501	121,677	121,004
Accrued interest receivable	Level 1	10,932	10,932	11,779	11,779

Deposits	Level 2	2,838,298	2,841,563	2,755,037	2,759,504
Securities sold under agreements to repurchase	Level 2	—	—	17,105	17,105
Borrowings	Level 2	111,394	86,451	133,925	106,333
Accrued interest payable	Level 2	1,549	1,549	1,872	1,872

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

Note 14 – Participation in the Small Business Lending Fund

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

Index

The Series B preferred stock qualifies as Tier 1 capital. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series B preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL”. For the first nine quarters after issuance, the dividend rate can range from one percent (1%) to five percent (5%) per annum based upon the increase in QBSL as compared to the baseline. For quarters subsequent to the issuance in 2011, the Company has paid a dividend rate ranging from 4.8% to 5.0%. Based upon an increase in the level of QBSL over the baseline level calculated under the terms of the related purchase agreement, the dividend rate for the next dividend period (which will end on September 30, 2012) is expected to be 5.0%, subject to confirmation by Treasury. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of QBSL compared to the baseline. After four and one half years from the issuance, the dividend rate will increase to nine percent (9%). Subject to regulatory approval, the Company is generally permitted to redeem the Series B preferred shares at par plus unpaid dividends.

There was no discount recorded related to the SBLF preferred stock (because no warrants were issued in connection with this preferred stock issuance), and therefore there will be no future amounts recorded for preferred stock discount accretion.

For the first six months of 2012, the Company accrued approximately $1,589,000 in preferred dividend payments. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

Index

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

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the second quarter of 2012 amounted to $2.5 million, or $0.15 per diluted common share, compared to $2.7 million, or $0.16 per diluted common share, recorded in the second quarter of 2011. For the six months ended June 30, 2012, we reported a net loss available to common shareholders of $3.5 million, or ($0.21) per diluted common share, compared to net income of $8.0 million, or $0.48 per diluted common share, for the six months ended June 30, 2011. The net loss reported for the first six months of 2012 was caused primarily by a higher provision for loan losses in the first quarter of 2012 related to non-covered loans.

Also impacting comparability from 2011 to 2012 was a significant gain we recorded in 2011. In the first quarter of 2011, we realized a $10.2 million bargain purchase gain related to the acquisition of The Bank of Asheville in Asheville, North Carolina. The after-tax impact of this gain was $6.2 million, or $0.37 per diluted common share.

Note Regarding Components of Earnings

Our results of operation are significantly affected by the on-going accounting for two FDIC-assisted failed bank acquisitions. In the discussion below, the term “covered” is used to describe assets included as part of FDIC loss share agreements, which generally result in the FDIC reimbursing the Company for 80% of losses incurred on those assets. The term “non-covered” refers to the Company’s legacy assets, which are not included in any type of loss share arrangement.

Index

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

The adjustments noted above can result in volatility within individual income statement line items. Because of the FDIC loss share agreements and the associated indemnification asset, pretax income resulting from amounts recorded as provisions for loan losses on covered loans, discount accretion, and losses from covered foreclosed properties is generally only impacted by 20% of these amounts due to the corresponding adjustments made to the indemnification asset.

Net Interest Income and Net Interest Margin

Net interest income for the second quarter of 2012 amounted to $33.0 million, a 4.4% decrease from the $34.5 million recorded in the second quarter of 2011. Net interest income for the six months ended June 30, 2012 amounted to $65.0 million, a 2.6% decrease from the $66.8 million recorded in the comparable period of 2011.

The Company’s net interest margin (tax-equivalent net interest income divided by average earning assets) in the second quarter of 2012 was 4.68%, a 24 basis point decrease compared to the 4.92% margin realized in the second quarter of 2011. For the six month period ended June 30, 2012, the Company’s net interest margin was 4.64% compared to 4.77% for the same period in 2011. The lower margins were primarily due to lower loan yields, as well as the mix of the Company’s earning assets being more concentrated in lower yielding short-term investments in 2012 compared to a larger concentration of higher yielding loans and securities in 2011.

The 4.68% net interest margin realized in the second quarter of 2012 was a nine basis point increase from the 4.59% margin realized in the first quarter of 2012. The increase was primarily a result of higher amounts of discount accretion on loans purchased in failed bank acquisitions recognized during the respective periods. As previously discussed, the impact of the changes in discount accretion on pretax income is only 20% of the gross amount of the change.

Provision for Loan Losses and Asset Quality

We recorded total provisions for loan losses of $6.5 million in the second quarter of 2012 compared to $10.9 million for the second quarter of 2011. For the six months ended June 30, 2012, we recorded total provisions for loan losses of $28.0 million compared to $22.3 million for the comparable period of 2011.

The provision for loan losses on non-covered loans amounted to $5.2 million in the second quarter of 2012 compared to $7.6 million in the second quarter of 2011. This decline in provision was primarily due to stabilization in our assessment of the losses associated with our nonperforming non-covered loans. For the first six months of 2012 the provision for loan losses on non-covered loans amounted to $23.8 million compared to $15.2 million for the same period of 2011. The higher provision for loan losses was primarily a result of an internal review of non-covered loans that occurred in the first quarter of 2012 that applied more conservative assumptions to estimate the probable losses associated with some of our nonperforming loan relationships, which we believe may lead to a more timely resolution of the related credits.

Index

Our provisions for loan losses for covered loans amounted to $1.3 million and $3.3 million for the three months ended June 30, 2012 and 2011, respectively, and $4.3 million and $7.1 million for the six months ended June 30, 2012 and 2011, respectively. The lower provisions in 2012 were due to stabilization in our assessment of the losses associated with our nonperforming covered loans. The majority of the provisions for loan losses on covered loans in 2011 and 2012 relate to loans assumed in the Company’s June 2009 acquisition of Cooperative Bank. As previously discussed, the provision for loan losses related to covered loans is offset by an 80% increase to the FDIC indemnification asset, which increases noninterest income.

Total non-covered nonperforming assets have remained fairly stable over the past five quarter ends, ranging from $117 million to $132 million, or approximately 4.5% of total non-covered assets at June 30, 2012. During the three months ended June 30, 2012, as a part of a routine regulatory exam, we reclassified approximately $12 million of performing loans to “restructured loans – accruing” that had been renewed or modified in prior periods. Other than reclassifying these loans to a nonperforming asset category for disclosure purposes, this reclassification did not impact our financial statements.

Covered nonperforming assets have generally declined over the past 12 months, amounting to $129 million at June 30, 2012 compared to $164 million at June 30, 2011.

Noninterest Income

Total noninterest income for the three months ended June 30, 2012 and 2011 was $1.8 million and $5.1 million, respectively, a decrease of $3.3 million, or 65.4%, which was primarily attributable to losses and write-downs on foreclosed properties (see discussion in section entitled “Components of Earnings”). For the six months ended June 30, 2012 and 2011, we recorded noninterest income of $7.1 million and $19.3 million, respectively. The significant decrease in noninterest income for the six month period comparison is primarily the result of the previously discussed $10.2 million bargain purchase gain recorded in the acquisition of The Bank of Asheville during the first quarter of 2011.

Noninterest Expenses

Noninterest expenses amounted to $23.4 million in the second quarter of 2012, a 2.3% increase from the $22.9 million recorded in the same period of 2011. Noninterest expenses for the six months ended June 30, 2012 amounted to $47.8 million, a 0.3% decrease from the $48.0 million recorded in the first six months of 2011. (See further discussion in section entitled “Components of Earnings”.)

Balance Sheet and Capital

Total assets at June 30, 2012 amounted to $3.3 billion, a 0.1% decrease from a year earlier. Total loans at June 30, 2012 amounted to $2.4 billion, a 0.2% decrease from a year earlier, and total deposits amounted to $2.8 billion at June 30, 2012, a 3.3% increase from a year earlier.

For the fourth consecutive quarter, we experienced growth in our non-covered loan portfolio, with non-covered loans increasing by $20 million during the three months ended June 30, 2012. At June 30, 2012, non-covered loans amounted to $2.1 billion, an increase of $74 million, or 3.6%, from a year earlier. We are actively pursuing lending opportunities.

Our level of non-interest bearing checking accounts amounted to $381.4 million at June 30, 2012, an 18.0% increase from a year earlier, while interest-bearing checking accounts amounted to $472.3 million, an increase of 27.1% from a year earlier. Contributing to the increase in interest-bearing checking accounts was a shift into this category from customer repurchase agreements as a result of the repeal on the prohibition of banks paying interest on commercial deposit accounts. The overall growth in checking and other transaction accounts has allowed us to reduce our reliance on higher cost time deposits.

Index

In September 2011, we issued $63.5 million in preferred stock to the U.S. Treasury as part of the Company’s participation in the Small Business Lending Fund (“SBLF”). The goal of the SBLF is to incentivize healthy banks to make loans to small businesses. Depending on the Bank’s success in making small business loans, the dividend rate on the preferred stock could range from 5% to as low as 1% for several years. For the third quarter of 2012, we expect to pay a dividend rate of 4.3%.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at June 30, 2012 of 16.23% compared to the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 6.36% at June 30, 2012, a decrease of 29 basis points from a year earlier.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended June 30, 2012 amounted to $33.0 million, a decrease of $1.5 million, or 4.4%, from the $34.5 million recorded in the second quarter of 2011. Net interest income on a tax-equivalent basis for the three month period ended June 30, 2012 amounted to $33.3 million, a decrease of $1.5 million, or 4.4%, from the $34.9 million recorded in the second quarter of 2011. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended June 30,
($ in thousands)	2012	2011
Net interest income, as reported	$32,951	34,480
Tax-equivalent adjustment	387	388
Net interest income, tax-equivalent	$33,338	34,868

Net interest income for the six month period ended June 30, 2012 amounted to $65.0 million, a decrease of $1.8 million, or 2.6%, from the $66.8 million recorded in the second quarter of 2011. Net interest income on a tax-equivalent basis for the six month period ended June 30, 2012 amounted to $65.8 million, a decrease of $1.8 million, or 2.6%, from the $67.6 million recorded in the second quarter of 2011.

	Six Months Ended June 30,
($ in thousands)	2012	2011
Net interest income, as reported	$65,042	66,794
Tax-equivalent adjustment	774	773
Net interest income, tax-equivalent	$65,816	67,567

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three and six months ended June 30, 2012, the lower net interest income compared to the same periods of 2011 was primarily due to a lower net interest margin, which is discussed in more detail below.

Index

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended June 30,
	2012			2011
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,438,471	5.88%	$35,636	$2,471,915	6.24%	$38,464
Taxable securities	164,053	2.82%	1,149	184,125	3.19%	1,463
Non-taxable securities (2)	56,650	6.23%	878	57,720	6.16%	887
Short-term investments, principally federal funds	204,692	0.35%	178	129,057	0.32%	103
Total interest-earning assets	2,863,866	5.31%	37,841	2,842,817	5.77%	40,917

Cash and due from banks	56,310			74,610
Premises and equipment	73,096			68,336
Other assets	320,492			341,475
Total assets	$3,313,764			$3,327,238

Liabilities
Interest bearing checking	$454,923	0.17%	$190	$350,094	0.21%	$184
Money market deposits	536,288	0.37%	491	507,381	0.57%	723
Savings deposits	159,850	0.20%	78	154,624	0.51%	196
Time deposits >$100,000	733,630	1.14%	2,085	778,235	1.37%	2,661
Other time deposits	559,810	0.84%	1,169	660,551	1.07%	1,767
Total interest-bearing deposits	2,444,501	0.66%	4,013	2,450,885	0.91%	5,531
Securities sold under agreements to repurchase	—	—	—	56,756	0.34%	48
Borrowings	127,878	1.54%	490	109,481	1.72%	470
Total interest-bearing liabilities	2,572,379	0.70%	4,503	2,617,122	0.93%	6,049

Non-interest-bearing deposits	367,172			335,113
Other liabilities	31,861			22,384
Shareholders’ equity	342,352			352,619
Total liabilities and shareholders’ equity	$3,313,764			$3,327,238

Net yield on interest-earning assets and net interest income		4.68%	$33,338		4.92%	$34,868
Interest rate spread		4.61%			4.84%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $387,000 and $388,000 in 2012 and 2011, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Six Months Ended June 30,
	2012			2011
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,434,682	5.84%	$70,678	$2,486,963	6.10%	$75,271
Taxable securities	165,190	2.93%	2,407	184,914	3.16%	2,895
Non-taxable securities (2)	57,123	6.19%	1,758	57,265	6.24%	1,772
Short-term investments, principally federal funds	198,424	0.32%	317	128,287	0.30%	193
Total interest-earning assets	2,855,419	5.29%	75,160	2,857,429	5.66%	80,131

Cash and due from banks	57,532			70,747
Premises and equipment	72,397			68,144
Other assets	322,570			340,644
Total assets	$3,307,918			$3,336,964

Liabilities
Interest bearing checking	$446,668	0.18%	$396	$337,401	0.25%	$411
Money market deposits	528,648	0.39%	1,019	509,141	0.58%	1,465
Savings deposits	156,359	0.25%	193	156,677	0.59%	457
Time deposits >$100,000	739,245	1.16%	4,260	787,888	1.35%	5,265
Other time deposits	567,346	0.86%	2,438	669,975	1.18%	3,936
Total interest-bearing deposits	2,438,266	0.69%	8,306	2,461,082	0.95%	11,534
Securities sold under agreements to repurchase	3,353	0.24%	4	57,570	0.34%	98
Borrowings	129,206	1.61%	1,034	109,147	1.72%	932
Total interest-bearing liabilities	2,570,825	0.73%	9,344	2,627,799	0.96%	12,564

Non-interest-bearing deposits	357,326			327,542
Other liabilities	34,494			29,338
Shareholders’ equity	345,273			352,285
Total liabilities and shareholders’ equity	$3,307,918			$3,336,964

Net yield on interest-earning assets and net interest income		4.64%	$65,816		4.77%	$67,567
Interest rate spread		4.56%			4.70%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $774,000 and $773,000 in 2012 and 2011, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the second quarter of 2012 were $2.438 billion, which was 1.4% less than the average loans outstanding for the second quarter of 2011 ($2.472 billion). Average loans outstanding for the six months ended June 30, 2012 were $2.435 billion, which was 2.1% less than the average loans outstanding for the six months ended June 30, 2011 ($2.487 billion). The mix of our loan portfolio remained substantially the same at June 30, 2012 compared to December 31, 2011, with approximately 90% of our loans being real estate loans, 7% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

The slightly lower amount of average loans outstanding in 2012 is primarily due to the resolution of loans within our “covered loan” portfolio that we assumed in two failed bank acquisitions. The resolution of $79 million of these covered loans through foreclosure, charge-off, or repayment since June 30, 2011 offset $74 million in non-covered loan growth that occurred during that same period.

Index

Average total deposits outstanding for the second quarter of 2012 were $2.812 billion, which was 0.9% greater than the average deposits outstanding for the second quarter of 2011 ($2.786 billion). Average deposits outstanding for the six months ended June 30, 2012 were $2.796 billion, which was 0.2% greater than the average deposits outstanding for the six months ended June 30, 2011 ($2.789 billion). Generally, we can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the second quarter of 2012 was 4.68% compared to 4.92% for the second quarter of 2011. For the six month period ended June 30, 2012, our net interest margin was 4.64% compared to 4.77% for the same period in 2011. The lower margins were primarily due to lower loan yields, as well as the mix of the Company’s earning assets being more concentrated in lower yielding short-term investments in 2012 compared to a larger concentration of higher yielding loans and securities in 2011. As can be seen in the above table, average short-term investments amounted to $205 million for the second quarter of 2012, a 59% increase from the second quarter of 2011 average of $129 million, while average loan and securities balances declined during that same period. Our higher level of short-term investments was due to declining loan balances and our decision not to deploy our excess cash into higher yielding, but longer-term, securities due to the historically low interest rate environment that has been in effect.

Our net interest margin benefitted from the net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition in June 2009 and, to a lesser degree, the acquisition of Great Pee Dee Bancorp in April 2008 and the Bank of Asheville in January 2011. For the three and six months ended June 30, 2012, we recorded $3,196,000 and $5,721,000, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. For the comparable periods of 2011, we recorded $4,065,000 and $6,565,000, respectively, in net accretion of purchase accounting premiums/discounts. The following table presents the detail of the purchase accounting adjustments that impacted net interest income.

	For the Three Months Ended		For the Six Months Ended
$ in thousands	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Interest income – reduced by premium amortization on loans	$(116)	(116)	(232)	(221)
Interest income – increased by accretion of loan discount	3,290	4,014	5,868	6,529
Interest expense – reduced by premium amortization of deposits	22	130	55	183
Interest expense – reduced by premium amortization of borrowings	—	37	30	74
Impact on net interest income	$3,196	4,065	5,721	6,565

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Our provisions for loan losses and nonperforming assets remain at what we believe to be elevated levels, primarily due to high unemployment rates and declining property values in our market area that negatively impact collateral dependent real estate loans.

Our total provision for loan losses was $6.5 million for the second quarter of 2012 compared to $10.9 million in the second quarter of 2011. Our total provision for loan losses was $28.0 million for the first six months of 2012 compared to $22.3 million for the first six months of 2011. The total provision for loan losses is comprised of provision for loan losses for non-covered loans and provision for loan losses for covered loans. (See section entitled “Summary of Loan Loss Experience” below for further discussion.)

Index

Our non-covered nonperforming assets amounted to $132 million at June 30, 2012, compared to $122 million at December 31, 2011 and $120 million at June 30, 2011. At June 30, 2012, the ratio of non-covered nonperforming assets to total non-covered assets was 4.51%, compared to 4.30% at December 31, 2011, and 4.25% at June 30, 2011. Our outlook for nonperforming non-covered assets is consistent with the recent trend, which is that we do not expect material improvement, nor deterioration, in the near future.

Our ratio of annualized net charge-offs to average non-covered loans was 0.79% for the second quarter of 2012 compared to 1.75% in the second quarter of 2011. Our ratio of annualized net charge-offs for the six months ended June 30, 2012 was 1.14% compared to 1.87% for the first six months of 2011.

Our nonperforming assets that are covered by FDIC loss share agreements have generally declined over the past twelve months, amounting to $164 million at June 30, 2011 compared to $141 million at December 31, 2011 and $129 million at June 30, 2012. We expect covered nonperforming assets to continue to decline as we resolve covered nonperforming loans and dispose of covered other real estate owned.

Total noninterest income was $1.8 million in the second quarter of 2012 compared to $5.1 million for the second quarter of 2011, a decrease of $3.3 million that was primarily attributable to losses and write-downs on foreclosed properties (see discussion below). For the six months ended June 30, 2012 and 2011, we recorded noninterest income of $7.1 million and $19.3 million, respectively. The decrease for the six month period comparison is primarily the result of a $10.2 million bargain purchase gain recorded in the first quarter of 2011 related to our acquisition of The Bank of Asheville.

Service charges on deposit accounts amounted to $3.0 million in the second quarter of 2012 compared to $3.3 million in the second quarter of 2011. Service charges on deposit accounts amounted to $5.8 million for the first six months of 2012 compared to $5.9 million for the first six months of 2011. The decline in this category is primarily due to lower overdraft fees. The lower level of overdraft fees is primarily attributable to new regulations that took effect on July 1, 2011 that limit our ability to charge overdraft fees.

Other service charges, commissions and fees amounted to $2.3 million in the second quarter of 2012 compared to $2.1 million in the second quarter of 2011. Other service charges, commissions and fees amounted to $4.5 million for the first six months of 2012 compared to $4.0 million for the first six months of 2011. The increases in 2012 are primarily attributable to increased debit card usage by our customers. We earn a small fee each time our customers make a debit card transaction.

Fees from presold mortgages amounted to $0.5 million in the second quarter of 2012 compared to $0.3 million in the second quarter of 2011. Fees from presold mortgages amounted to $0.9 million for the first six months of 2012 compared to $0.6 million for the first six months of 2011. The increase in these fees is primarily attributable to the low interest rate environment for home loans, which has increased refinance activity.

We continue to experience losses and write-downs on our foreclosed properties due to declining property values in our market area. For the second quarter of 2012, these losses amounted to $6.6 million for covered properties compared to $2.6 million in the second quarter of 2011. For the first six months of 2012, losses on covered properties amounted to $11.1 million compared to $7.5 million for the same period in 2011.

Losses on non-covered foreclosed properties amounted to $1.3 million for the second quarter of 2012 compared to $0.3 million in 2011. For the six months ended June 30, 2012, losses on non-covered foreclosed properties amounted to $2.0 million compared to $1.6 million for the same period of 2011.

As previously discussed, indemnification asset income is recorded to reflect additional amounts expected to be received from the FDIC due to covered loan and foreclosed property losses arising during the period. For the second quarter of 2012, indemnification asset income totaled $3.6 million compared to $1.8 million in the second quarter of 2011. For the six months ended June 30, 2012, indemnification asset income amounted to $7.7 million compared to $6.9 million for the same period of 2011.

Index

We recorded $0.4 million in gains on sales of securities during the first six months of 2012 compared to $0.1 million in the comparable period of 2011.

Noninterest expenses amounted to $23.4 million in the second quarter of 2012, a 2.3% increase from the $22.9 million recorded in the same period of 2011. Noninterest expenses for the six months ended June 30, 2012 amounted to $47.8 million, a 0.3% decrease from the $48.0 million recorded in the first six months of 2011.

Salaries expense amounted to $10.2 million in the second quarter of 2012 compared to $9.7 million for the second quarter of 2011. Salaries expense amounted to $20.3 million for the first half of 2012 compared to $19.4 million for comparable period of 2011. The increase in salary expense in 2012 is primarily associated with the hiring of additional employees in order to build our infrastructure and an initiative to expand our wealth management capabilities.

Employee benefit expense amounted to $2.8 million in the second quarter of 2012 compared to $3.0 million for the second quarter of 2011. This decrease is primarily due lower pension expense, which amounted to $0.6 million in the second quarter of 2012 compared to $0.8 million in the second quarter of 2011. The $0.6 million in pension expense we recorded in the second quarter of 2012 was a decline from the $1.0 million in pension expense in the first quarter of 2012. During the second quarter of 2012, we reviewed and adjusted certain assumptions used to calculate pension expense. These included a change in expected salary increases, which was changed from 5% to 3.5%, and a change in the assumption that all employees retire at age 65, which was changed to assume retirements occur on a graded basis from age 58 to age 70 based on a study of actual historical retirements. Employee benefit expense amounted to $6.7 million for the first half of 2012 compared to $6.2 million for comparable period of 2011. The increase was primarily due to higher health care costs in 2012.

Other operating expenses amounted to $7.5 million and $7.1 million for the second quarters of 2012 and 2011, respectively, and $14.7 million and $15.9 million for six month periods ended June 30, 2012 and 2011, respectively. The increase in the second quarter of 2012 compared to the second quarter of 2011 was due to generally higher expenses, with other operating expenses for the second quarter of 2011 being somewhat lower than most recent quarters. The decline in other operating expenses when comparing the first half of 2012 to the first half of 2011 was primarily due to lower FDIC insurance premiums as a result of a change in the FDIC’s assessment methodology that was effective April 1, 2011.

One of the largest categories of other operating expenses is collection expenses. Collection expenses on non-covered assets remained relatively stable for the periods presented amounting to approximately $0.8 million for both the second quarter of 2012 and 2011, and $1.45 million for the first half of both 2012 and 2011. Collection expenses on covered assets (net of FDIC reimbursement) decreased in both periods and amounted to $0.3 and $0.8 million for the three and six months ended June 30, 2012, respectively, compared to $0.6 million and $1.4 million for the three and six months ended June 30, 2011, respectively.

Merger expenses associated with The Bank of Asheville acquisition in January 2011 amounted to $243,000 and $594,000 for the three and six months ended June 30, 2011. There were no comparable merger expenses in 2012.

For the second quarter of 2012, the provision for income taxes was $1.5 million, an effective tax rate of 31.5%, compared to $2.0 million, an effective tax rate of 35.2%, for the same period of 2011. We recorded an income tax benefit of $1.8 million for the first six months of 2012 due to the net loss reported in the first quarter of 2012. For the first six months of 2011, the provision for income taxes was $5.8 million, an effective tax rate of 36.3%.

Index

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $171,000 and $783,000 during the second quarters of 2012 and 2011, respectively, and other comprehensive income of $521,000 and $979,000 for the six months ended June 30, 2012 and 2011, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at June 30, 2012 amounted to $3.33 billion, 0.1% lower than a year earlier. Total loans at June 30, 2012 amounted to $2.44 billion, a 0.2% decrease from a year earlier, and total deposits amounted to $2.84 billion, a 3.3% increase from a year earlier.

The following table presents information regarding the nature of our growth for the twelve months ended June 30, 2012 and for the first six months of 2012.

July 1, 2011 to June 30, 2012	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans – Non-covered	$2,040,714	74,192	—	2,114,906	3.6%	3.6%
Loans – Covered	401,726	(78,831)	—	322,895	-19.6%	-19.6%
Total loans	$2,442,440	(4,639)	—	2,437,801	-0.2%	-0.2%

Deposits – Noninterest bearing checking	$323,223	58,130	—	381,353	18.0%	18.0%
Deposits – Interest bearing checking	371,693	100,649	—	472,342	27.1%	27.1%
Deposits – Money market	497,112	44,207	—	541,319	8.9%	8.9%
Deposits – Savings	145,576	14,561	—	160,137	10.0%	10.0%
Deposits – Brokered	175,161	(23,074)	—	152,087	-13.2%	-13.2%
Deposits – Internet time	40,677	(17,238)	—	23,439	-42.4%	-42.4%
Deposits – Time>$100,000	567,722	(9,894)	—	557,828	-1.7%	-1.7%
Deposits – Time<$100,000	626,254	(76,461)	—	549,793	-12.2%	-12.2%
Total deposits	$2,747,418	90,880	—	2,838,298	3.3%	3.3%

January 1, 2012 to June 30, 2012
Loans – Non-covered	$2,069,152	45,754	—	2,114,906	2.2%	2.2%
Loans – Covered	361,234	(38,339)	—	322,895	-10.6%	-10.6%
Total loans	$2,430,386	7,415	—	2,437,801	0.3%	0.3%

Deposits – Noninterest bearing checking	$335,833	45,520	—	381,353	13.6%	13.6%
Deposits – Interest bearing checking	423,452	48,890	—	472,342	11.5%	11.5%
Deposits – Money market	509,801	31,518	—	541,319	6.2%	6.2%
Deposits – Savings	146,481	13,656	—	160,137	9.3%	9.3%
Deposits – Brokered	157,408	(5,321)	—	152,087	-3.4%	-3.4%
Deposits – Internet time	29,902	(6,463)	—	23,439	-21.6%	-21.6%
Deposits – Time>$100,000	575,408	(17,580)	—	557,828	-3.1%	-3.1%
Deposits – Time<$100,000	576,752	(26,959)	—	549,793	-4.7%	-4.7%
Total deposits	$2,755,037	83,261	—	2,838,298	3.0%	3.0%

As derived from the table above, for the twelve months preceding June 30, 2012, our non-covered loans increased by $74 million, or 3.6%, which was offset by declines in our covered loans of $79 million. Over that same period, total deposits increased $91 million, or 3.3%. For the first six months of 2012, non-covered loans increased $46 million, or 2.2%, which was partially offset by declines in our covered loans of $38 million. During the first six months of 2012, total deposits increased by $83 million, or 3.0%. We had no acquisitions during the periods presented. We have experienced growth in our non-covered loan portfolio during the periods presented, and we are actively pursuing lending opportunities in order to improve our asset yields, as well as to potentially decrease the dividend rate on our SBLF preferred stock (see Note 14 to the consolidated financial statements for more information).

Index

For the six and twelve months preceding June 30, 2012, internal growth in our lowest cost deposits outpaced the decline in our higher cost deposits, which resulted in a net increase in deposits. A portion of the $101 million increase in interest bearing checking accounts during the twelve months preceding June 30, 2012 was caused by the shifting of repurchase agreements (securities sold under agreements to repurchase) to interest bearing checking accounts during late 2011 and early 2012. In July 2011, the Dodd-Frank Act repealed certain sections of the Federal Reserve Act that prohibited payment of interest on commercial demand accounts. With this prohibition removed, we began to pay interest on certain types of commercial demand accounts, as we encouraged our customers with repurchase agreements to switch to commercial checking accounts, which eliminated the need to sell/pledge our investment securities. Securities sold under agreements to repurchase were $69 million at June 30, 2011, $17 million at December 31, 2011 and $0 at June 30, 2012.

The mix of our loan portfolio remains substantially the same at June 30, 2012 compared to December 31, 2011. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

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

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	June 30, 2012	December 31, 2011	June 30, 2011

Non-covered nonperforming assets
Nonaccrual loans	$73,918	73,566	71,570
Restructured loans – accruing	20,684	11,720	16,893
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	94,602	85,286	88,463
Other real estate	37,895	37,023	31,849
Total non-covered nonperforming assets	$132,497	122,309	120,312

Covered nonperforming assets (1)
Nonaccrual loans (2)	$39,075	41,472	37,057
Restructured loans – accruing	19,054	14,218	24,325
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	58,129	55,690	61,382
Other real estate	70,850	85,272	102,883
Total covered nonperforming assets	$128,979	140,962	164,265

Total nonperforming assets	$261,476	263,271	284,577

Asset Quality Ratios – All Assets
Net charge-offs to average loans – annualized	0.96% QTD, 1.32% YTD	1.00% YTD	2.22% QTD, 2.57% YTD
Nonperforming loans to total loans	6.27%	5.80%	6.14%
Nonperforming assets to total assets	7.86%	8.00%	8.54%
Allowance for loan losses to total loans	2.19%	1.70%	1.64%
Allowance for loan losses to nonperforming loans	35.00%	29.38%	27.31%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	0.79% QTD, 1.14% YTD	1.09% YTD	1.74% QTD, 1.87% YTD
Non-covered nonperforming loans to non-covered loans	4.47%	4.12%	4.33%
Non-covered nonperforming assets to total non-covered assets	4.51%	4.30%	4.25%
Allowance for loan losses to non-covered loans	2.25%	1.72%	1.69%
Allowance for loan losses to non-covered nonperforming loans	50.23%	41.75%	38.96%

(1)	Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.
(2)	At June 30, 2012, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $60.4 million.

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

Index

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At June 30, 2012	At December 31, 2011	At June 30, 2011
Commercial, financial, and agricultural	$3,270	3,300	2,755
Real estate – construction, land development, and other land loans	40,051	48,467	45,694
Real estate – mortgage – residential (1-4 family) first mortgages	25,453	24,133	27,981
Real estate – mortgage – home equity loans/lines of credit	7,574	7,255	6,534
Real estate – mortgage – commercial and other	33,819	28,491	22,907
Installment loans to individuals	2,826	3,392	2,756
Total nonaccrual loans	$112,993	115,038	108,627

The following segregates our nonaccrual loans at June 30, 2012 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$195	3,075	3,270
Real estate – construction, land development, and other land loans	16,963	23,088	40,051
Real estate – mortgage – residential (1-4 family) first mortgages	9,184	16,269	25,453
Real estate – mortgage – home equity loans/lines of credit	910	6,664	7,574
Real estate – mortgage – commercial and other	11,759	22,060	33,819
Installment loans to individuals	64	2,762	2,826
Total nonaccrual loans	$39,075	73,918	112,993

The following segregates our nonaccrual loans at December 31, 2011 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$469	2,831	3,300
Real estate – construction, land development, and other land loans	21,203	27,264	48,467
Real estate – mortgage – residential (1-4 family) first mortgages	10,134	13,999	24,133
Real estate – mortgage – home equity loans/lines of credit	1,231	6,024	7,255
Real estate – mortgage – commercial and other	8,212	20,279	28,491
Installment loans to individuals	223	3,169	3,392
Total nonaccrual loans	$41,472	73,566	115,038

At June 30, 2012, troubled debt restructurings (covered and non-covered) amounted to $39.7 million, compared to $25.9 million at December 31, 2011, and $41.2 million at June 30, 2011. During the three months ended June 30, 2012, as a part of a routine regulatory exam, we reclassified approximately $12 million of performing loans to “restructured loans – accruing” that had been renewed or modified in prior periods. The reclassification was for disclosure purposes only and did not impact our financial statements beyond the reclassification of these assets to a nonperforming asset category.

Other real estate includes foreclosed, repossessed, and idled properties. Non-covered other real estate has increased over the past year, amounting to $37.9 million at June 30, 2012, $37.0 million at December 31, 2011, and $31.8 million at June 30, 2011. At June 30, 2012, we also held $70.9 million in other real estate that is subject to the loss share agreements with the FDIC, which is a decline from $85.3 million at December 31, 2011 and $102.9 million at June 30, 2011. We believe that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

Index

The following table presents the detail of all of our other real estate at each period end (covered and non-covered):

($ in thousands)	At June 30, 2012	At December 31, 2011	At June 30, 2011
Vacant land	$67,128	76,341	88,239
1-4 family residential properties	28,475	33,724	37,349
Commercial real estate	13,142	12,230	9,144
Total other real estate	$108,745	122,295	134,732

The following segregates our other real estate at June 30, 2012 into covered and non-covered:

($ in thousands)	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$50,572	16,556	67,128
1-4 family residential properties	12,870	15,605	28,475
Commercial real estate	7,408	5,734	13,142
Total other real estate	$70,850	37,895	108,745

The following segregates our other real estate at December 31, 2011 into covered and non-covered:

($ in thousands)	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$59,994	16,347	76,341
1-4 family residential properties	17,362	16,362	33,724
Commercial real estate	7,916	4,314	12,230
Total other real estate	$85,272	37,023	122,295

Index

The following table presents geographical information regarding our nonperforming assets at June 30, 2012.

	As of June 30, 2012
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$51,367	26,960	78,327	$542,000	14.5%
Triangle Region (NC)	—	29,953	29,953	780,000	3.8%
Triad Region (NC)	—	14,722	14,722	383,000	3.8%
Charlotte Region (NC)	—	3,546	3,546	97,000	3.7%
Southern Piedmont Region (NC)	642	3,440	4,082	219,000	1.9%
Western Region (NC)	6,072	5	6,077	62,000	9.8%
South Carolina Region	48	9,397	9,445	135,000	7.0%
Virginia Region	—	5,170	5,170	210,000	2.5%
Other	—	1,409	1,409	10,000	14.1%
Total nonaccrual loans and troubled debt restructurings	$58,129	94,602	152,731	$2,438,000	6.3%

Other Real Estate (1)
Eastern Region (NC)	$57,263	10,492	67,755
Triangle Region (NC)	—	8,426	8,426
Triad Region (NC)	—	8,481	8,481
Charlotte Region (NC)	—	3,638	3,638
Southern Piedmont Region (NC)	—	1,259	1,259
Western Region (NC)	13,499	—	13,499
South Carolina Region	88	4,890	4,978
Virginia Region	—	709	709
Other	—	—	—
Total other real estate	70,850	37,895	108,745

(1)	The counties comprising each region are as follows:

Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Onslow, Carteret

Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake

Triad North Carolina Region - Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly

Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus

Western North Carolina Region – Buncombe

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

The current economic environment has resulted in an increase in our classified and nonperforming assets, which has led to elevated provisions for loan losses. Our total provision for loan losses was $28.0 million for the first six months of 2012 compared to $22.3 million in the first six months of 2011. The total provision for loan losses is comprised of provisions for loan losses for non-covered loans and provisions for loan losses for covered loans, as discussed in the following paragraphs.

Index

The provision for loan losses on non-covered loans amounted to $5.2 million in the second quarter of 2012 compared to $7.6 million in the second quarter of 2011. The decline in provision was primarily due to stabilization in our assessment of the losses associated with our nonperforming non-covered loans. For the six months ended June 30, 2012 and 2011, our provision for loan losses on non-covered loans amounted to $23.8 million and $15.2 million, respectively. The increase resulted from refinements to our loan loss model and internal control changes that resulted in a realignment of departmental responsibilities for determining our allowance for loan losses.  As a result of the changes, an internal review of selected nonperforming loan relationships was conducted, which applied more conservative assumptions to estimate the probable losses.  We believe that the additional reserves established may lead to a more timely resolution of the related credits.

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

For the three months ended June 30, 2012 and 2011, we recorded $1.3 million and $3.3 million in provisions for loan losses for covered loans, respectively. We recorded $4.3 million and $7.1 million in provisions for loan losses for covered loans for the six months ended June 30, 2012 and 2011, respectively. The lower provisions in 2012 were due to stabilization in our assessment of the losses associated with our nonperforming covered loans. Because of the FDIC loss-share agreements in place for these loans, the FDIC indemnification asset was adjusted upwards by recording noninterest income of $1.0 million and $2.7 million in the second quarters of 2012 and 2011, respectively, and $3.4 million and $5.7 million for the first six months of 2012 and 2011, respectively, or 80% of the amount of the provisions.

For the first six months of 2012, we recorded $16.0 million in net charge-offs, compared to $31.7 million for the comparable period of 2011. The net charge-offs in 2012 included $4.1 million of covered loans and $11.8 million of non-covered loans, whereas in 2011 net charge-offs included $12.7 million of covered loans and $19.0 million of non-covered loans. During 2011, a large amount of loans that had specific reserves due to concerns about collectability were determined to be confirmed losses and partial charge-offs were recorded. The charge-offs in 2012 continue a trend that began in 2010, with charge-offs being concentrated in the construction and land development real estate categories. These types of loans have been impacted the most by the recession and decline in new housing.

The allowance for loan losses amounted to $53.5 million at June 30, 2012, compared to $41.4 million at December 31, 2011 and $40.0 million at June 30, 2011. At June 30, 2012, December 31, 2011, and June 30, 2011, the allowance for loan losses attributable to covered loans was $5.9 million, $5.8 million, and $5.5 million, respectively. The allowance for loan losses for non-covered loans amounted to $47.5 million, $35.6 million, and $34.5 million at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. The increase in the allowance for losses at June 30, 2012 compared to prior periods is primarily due to the high provision for loan losses recorded in the first quarter of 2012 that was recorded as an addition to the allowance for loan losses without a corresponding increase in charge-offs.

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

	Six Months Ended June 30,	Twelve Months Ended December 31,	Six Months Ended June 30,
($ in thousands)	2012	2011	2011
Loans outstanding at end of period	$2,437,801	2,430,386	2,442,440
Average amount of loans outstanding	$2,434,682	2,461,995	2,486,963

Allowance for loan losses, at beginning of year	$41,418	49,430	49,430
Provision for loan losses	28,022	41,301	22,277
	69,440	90,731	71,707
Loans charged off:
Commercial, financial, and agricultural	(1,627)	(2,358)	(1,077)
Real estate – construction, land development & other land loans	(6,773)	(25,604)	(17,528)
Real estate – mortgage – residential (1-4 family) first mortgages	(3,007)	(12,045)	(7,966)
Real estate – mortgage – home equity loans / lines of credit	(1,261)	(3,195)	(1,458)
Real estate – mortgage – commercial and other	(2,939)	(7,180)	(3,434)
Installment loans to individuals	(1,279)	(1,600)	(1,066)
Total charge-offs	(16,886)	(51,982)	(32,529)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	31	314	27
Real estate – construction, land development & other land loans	490	919	255
Real estate – mortgage – residential (1-4 family) first mortgages	50	492	140
Real estate – mortgage – home equity loans / lines of credit	146	375	121
Real estate – mortgage – commercial and other	29	119	32
Installment loans to individuals	154	450	252
Total recoveries	900	2,669	827
Net charge-offs	(15,986)	(49,313)	(31,702)
Allowance for loan losses, at end of period	$53,454	41,418	40,005

Ratios:
Net charge-offs as a percent of average loans	1.32%	2.00%	2.57%
Allowance for loan losses as a percent of loans at end of period	2.19%	1.70%	1.64%

Index

The following table discloses the activity in the allowance for loan losses for the six months ended June 30, 2012, segregated into covered and non-covered.

	As of and for the six months ended June 30, 2012
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$322,895	2,114,906	2,437,801
Average amount of loans outstanding	$342,077	2,092,605	2,434,682

Allowance for loan losses, at beginning of year	$5,808	35,610	41,418
Provision for loan losses	4,271	23,751	28,022
	10,079	59,361	69,440
Loans charged off:
Commercial, financial, and agricultural	—	(1,627)	(1,627)
Real estate – construction, land development & other land loans	(2,522)	(4,251)	(6,773)
Real estate – mortgage – residential (1-4 family) first mortgages	(881)	(2,126)	(3,007)
Real estate – mortgage – home equity loans / lines of credit	(153)	(1,108)	(1,261)
Real estate – mortgage – commercial and other	(445)	(2,494)	(2,939)
Installment loans to individuals	(147)	(1,132)	(1,279)
Total charge-offs	(4,148)	(12,738)	(16,886)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	—	31	31
Real estate – construction, land development & other land loans	—	490	490
Real estate – mortgage – residential (1-4 family) first mortgages	—	50	50
Real estate – mortgage – home equity loans / lines of credit	—	146	146
Real estate – mortgage – commercial and other	—	29	29
Installment loans to individuals	—	154	154
Total recoveries	—	900	900
Net charge-offs	(4,148)	(11,838)	(15,986)
Allowance for loan losses, at end of period	$5,931	47,523	53,454

Index

The following table discloses the activity in the allowance for loan losses for the six months ended June 30, 2011, segregated into covered and non-covered.

	As of and for the six months ended June 30, 2011
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$401,726	2,040,714	2,442,440
Average amount of loans outstanding	$436,859	2,050,104	2,486,963

Allowance for loan losses, at beginning of year	$11,155	38,275	49,430
Provision for loan losses	7,100	15,177	22,277
	18,255	53,452	71,707
Loans charged off:
Commercial, financial, and agricultural	(13)	(1,064)	(1,077)
Real estate – construction, land development & other land loans	(7,954)	(9,574)	(17,528)
Real estate – mortgage – residential (1-4 family) first mortgages	(3,393)	(4,573)	(7,966)
Real estate – mortgage – home equity loans / lines of credit	(198)	(1,260)	(1,458)
Real estate – mortgage – commercial and other	(1,052)	(2,382)	(3,434)
Installment loans to individuals	(105)	(961)	(1,066)
Total charge-offs	(12,715)	(19,814)	(32,529)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	—	27	27
Real estate – construction, land development & other land loans	—	255	255
Real estate – mortgage – residential (1-4 family) first mortgages	—	140	140
Real estate – mortgage – home equity loans / lines of credit	—	121	121
Real estate – mortgage – commercial and other	—	32	32
Installment loans to individuals	—	252	252
Total recoveries	—	827	827
Net charge-offs	(12,715)	(18,987)	(31,702)
Allowance for loan losses, at end of period	$5,540	34,465	40,005

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at June 30, 2012, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2011.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following sources - 1) an approximately $393 million line of credit with the Federal Home Loan Bank (of which $65 million was outstanding at June 30, 2012), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at June 30, 2012), and 3) an approximately $92 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at June 30, 2012). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was further reduced by $143 million at June 30, 2012 and $203 million at December 31, 2011, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $327 million at June 30, 2012 compared to $227 million at December 31, 2011.

Index

Our overall liquidity has increased since June 30, 2011. Our loans have decreased $5 million, while our deposits have increased by $91 million. As a result, our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 15.8% at June 30, 2011 to 16.6% at June 30, 2012.

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

We are not involved in any legal proceedings that, in our opinion, are likely to have a material effect on our consolidated financial position.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in derivative activities through June 30, 2012, and have no current plans to do so.

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

At June 30, 2012, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	14.96%	15.07%	15.46%	15.74%
Minimum required Tier I capital	4.00%	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.23%	16.34%	16.72%	17.00%
Minimum required total risk-based capital	8.00%	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	9.98%	9.97%	10.21%	10.17%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At June 30, 2012, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 6.36% at June 30, 2012 compared to 6.58% at December 31, 2011 and 6.65% at June 30, 2011.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On April 30, 2012, First Bank entered into an agreement to assume all of the deposits and acquire certain loans of the Gateway Bank & Trust Co. branch located in Wilmington, North Carolina. The acquired accounts will be transferred to one of our existing branches that is located nearby. The transaction is subject to regulatory approval and is expected to occur in the third quarter of 2012.

•	On July 2, 2012, we opened our new branch in Salem, Virginia. This branch is our 7th branch in southwestern Virginia.

•	On July 3, 2012, the Branch Purchase and Assumption Agreement between Waccamaw Bank and First Bank was terminated. Waccamaw Bank was closed by the North Carolina Commissioner of Banks, which named the Federal Deposit Insurance Corporation as receiver, during June 2012.

•	We are relocating our Biscoe, North Carolina branch and expect completion of the new building in the fourth quarter of 2012.

•	We expect to complete the relocation of our branch in Fort Chiswell, Virginia in the fourth quarter of 2012.

•	On June 18, 2012, the Company announced a quarterly cash dividend of $0.08 cents per share payable on July 25, 2012 to shareholders of record on June 30, 2012. This is the same dividend rate as the Company declared in the second quarter of 2011.

SHARE REPURCHASES

We repurchased 148 shares of our common stock during the first six months of 2012 in two private transactions. At June 30, 2012, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.72% (realized in 2011). During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of June 30, 2012) to a high of 8.25% (2007). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At June 30, 2012, approximately 83% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Index

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at June 30, 2012, we had approximately $594 million more in interest-bearing liabilities that are subject to interest rate changes within one year than we had in earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2012 are deposits totaling $1.2 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

Overall we believe that in the near term (twelve months), net interest income will not likely experience significant downward pressure from rising interest rates. Similarly, we would not expect a significant increase in near term net interest income from falling interest rates. Generally, when rates change, our interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while our interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. In the short term (less than six months), this results in us being asset-sensitive, meaning that our net interest income benefits from an increase in interest rates and is negatively impacted by a decrease in interest rates. However, in the twelve-month horizon, the impact of having a higher level of interest-sensitive liabilities lessens the short-term effects of changes in interest rates.

The Federal Reserve has made no changes to interest rates since 2008, and since that time the difference between market driven short-term interest rates and longer-term interest rates has generally widened, with short-term interest rates steadily declining and longer-term interest rates not declining by as much. The higher long term interest rate environment enhanced our ability to require higher interest rates on loans. As it relates to funding, we have been able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates.

As previously discussed in the section entitled “Net Interest Income and Net Interest Margin,” our net interest income was impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $5.9 million and $6.5 million for the first six months of 2012 and 2011, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some or all of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or are paid off, the remaining discount will be accreted into income on an accelerated basis, which in the event of total payoff will result in the remaining discount being entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility.

Index

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2012 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin for the remainder of 2012 will remain relatively consistent with the net interest margins recently realized. We expect loan yields and deposit costs to continue to trend downwards.

We have no market risk sensitive instruments held for trading purposes, nor do we maintain any foreign currency positions.

See additional discussion regarding net interest income, as well as discussion of the changes in the annual net interest margin in the section entitled “Net Interest Income and Net Interest Margin” above.

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

Index

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 to April 30, 2012	─	─	─	214,241
May 1, 2012 to May 31, 2012	─	─	─	214,241
June 1, 2012 to June 30, 2012	─	─	─	214,241
Total	─	─	─	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended June 30, 2012.

There were no unregistered sales of our securities during the three months ended June 30, 2012.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series A Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

4.c	Warrant for Purchase of Shares of Common Stock was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

Index

4.d	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (1)

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

(1)	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 9, 2012	BY:/s/ Richard H. Moore
Richard H. Moore
President
(Principal Executive Officer),
Treasurer and Director

August 9, 2012	BY:/s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

August 9, 2012	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer

Page 70