Form 10-Q
period 2012-09-30
FIRST BANCORP /NC/
filed 2012-11-09
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant's Common Stock outstanding on October 31, 2012 was 17,013,008.

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

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	September 30, 2012	December 31, 2011 (audited)	September 30, 2011
ASSETS
Cash and due from banks, noninterest-bearing	$79,991	80,341	75,772
Due from banks, interest-bearing	202,693	135,218	167,053
Federal funds sold	519	608	659
Total cash and cash equivalents	283,203	216,167	243,484

Securities available for sale	161,407	182,626	159,870
Securities held to maturity (fair values of $61,877, $62,754, and $61,512)	56,123	57,988	57,533

Presold mortgages in process of settlement	4,380	6,090	3,823

Loans – non-covered	2,137,074	2,069,152	2,058,724
Loans – covered by FDIC loss share agreement	303,997	361,234	373,824
Total loans	2,441,071	2,430,386	2,432,548
Allowance for loan losses – non-covered	(45,154)	(35,610)	(34,397)
Allowance for loan losses – covered	(4,394)	(5,808)	(3,257)
Total allowance for loan losses	(49,548)	(41,418)	(37,654)
Net loans	2,391,523	2,388,968	2,394,894

Premises and equipment	74,044	69,975	69,862
Accrued interest receivable	10,720	11,779	11,568
FDIC indemnification asset	107,615	121,677	120,950
Goodwill	65,835	65,835	65,835
Other intangible assets	3,335	3,897	4,123
Foreclosed real estate – non-covered	38,065	37,023	32,673
Foreclosed real estate – covered	58,367	85,272	104,785
Bank-owned life insurance	27,587	2,207	2,170
Other assets	40,473	40,970	31,128
Total assets	$3,322,677	3,290,474	3,302,698

LIABILITIES
Deposits: Noninterest bearing checking accounts	$398,527	335,833	334,109
Interest bearing checking accounts	482,583	423,452	376,999
Money market accounts	539,504	513,832	506,013
Savings accounts	159,189	146,481	146,977
Time deposits of $100,000 or more	717,457	753,233	751,994
Other time deposits	537,204	582,206	613,312
Total deposits	2,834,464	2,755,037	2,729,404
Securities sold under agreements to repurchase	—	17,105	60,498
Borrowings	111,394	133,925	135,759
Accrued interest payable	1,421	1,872	1,938
Other liabilities	32,608	37,385	23,286
Total liabilities	2,979,887	2,945,324	2,950,885

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued and outstanding: 63,500, 63,500, and 63,500 shares	63,500	63,500	63,500
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued and outstanding: 17,013,008, 16,909,820 and 16,884,617 shares	105,454	104,841	105,518
Retained earnings	181,672	185,491	186,654
Accumulated other comprehensive income (loss)	(7,836)	(8,682)	(3,859)
Total shareholders’ equity	342,790	345,150	351,813
Total liabilities and shareholders’ equity	$3,322,677	3,290,474	3,302,698

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data-unaudited)	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$37,037	37,200	107,715	112,471
Interest on investment securities:
Taxable interest income	1,001	1,421	3,408	4,316
Tax-exempt interest income	487	500	1,471	1,499
Other, principally overnight investments	164	107	481	300
Total interest income	38,689	39,228	113,075	118,586

INTEREST EXPENSE
Savings, checking and money market	650	1,020	2,258	3,353
Time deposits of $100,000 or more	2,022	2,479	6,282	7,744
Other time deposits	1,097	1,651	3,535	5,587
Securities sold under agreements to repurchase	—	46	4	144
Borrowings	447	543	1,481	1,475
Total interest expense	4,216	5,739	13,560	18,303

Net interest income	34,473	33,489	99,515	100,283
Provision for loan losses – non-covered	5,970	6,441	29,721	21,618
Provision for loan losses – covered	1,103	2,705	5,374	9,805
Total provision for loan losses	7,073	9,146	35,095	31,423
Net interest income after provision for loan losses	27,400	24,343	64,420	68,860

NONINTEREST INCOME
Service charges on deposit accounts	3,053	3,046	8,867	8,985
Other service charges, commissions and fees	2,275	2,040	6,634	6,025
Fees from presold mortgage loans	785	468	1,685	1,109
Commissions from sales of insurance and financial products	510	383	1,325	1,147
Bank-owned life insurance income	207	9	380	33
Gain from acquisition	—	—	—	10,196
Foreclosed property losses and write-downs – non-covered	(1,020)	(919)	(3,026)	(2,543)
Foreclosed property losses and write-downs – covered	(1,641)	(5,176)	(12,742)	(12,693)
FDIC indemnification asset income (expense), net	(1,569)	3,589	6,094	10,455
Securities gains	189	—	638	74
Other gains	14	46	67	5
Total noninterest income	2,803	3,486	9,922	22,793

NONINTEREST EXPENSES
Salaries	10,370	9,980	30,717	29,385
Employee benefits	2,539	3,086	9,230	9,242
Total personnel expense	12,909	13,066	39,947	38,627
Net occupancy expense	1,670	1,674	4,966	4,944
Equipment related expenses	1,318	1,089	3,652	3,261
Intangibles amortization	224	226	670	676
Acquisition expenses	—	12	—	606
Other operating expenses	7,536	7,891	22,245	23,800
Total noninterest expenses	23,657	23,958	71,480	71,914

Income before income taxes	6,546	3,871	2,862	19,739
Income taxes	2,123	1,314	331	7,081

Net income	4,423	2,557	2,531	12,658

Preferred stock dividends	(688)	(815)	(2,277)	(2,440)
Accretion of preferred stock discount	—	(2,474)	—	(2,932)

Net income (loss) available to common shareholders	$3,735	(732)	254	7,286

Earnings (loss) per common share - Basic	$0.22	(0.04)	0.01	0.43
Earnings (loss) per common share – Diluted	0.22	(0.04)	0.01	0.43

Dividends declared per common share	$0.08	0.08	0.24	0.24

Weighted average common shares outstanding: Basic	16,988,150	16,875,918	16,955,130	16,843,716
Weighted average common shares outstanding: Diluted	16,988,150	16,903,031	16,955,130	16,871,010

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands-unaudited)	2012	2011	2012	2011

Net income	$4,423	2,557	2,531	12,658
Other comprehensive income (loss):
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, pretax	635	259	1,536	1,646
Tax expense	(249)	(101)	(599)	(642)
Reclassification to realized (gains)	(189)	—	(638)	(74)
Tax expense	74	—	249	29
Postretirement Plans:
Amortization of unrecognized net actuarial loss	82	140	465	420
Tax expense	(32)	(56)	(181)	(168)
Amortization of prior service cost and transition obligation	7	9	24	27
Tax expense	(3)	(4)	(10)	(12)
Other comprehensive income	325	247	846	1,226
Comprehensive income	$4,748	2,804	3,377	13,884

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Preferred Stock	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Discount	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2011	$65,000	(2,932)	16,801	$104,207	183,413	(5,085)	344,603

Net income					12,658		12,658
Preferred stock redeemed	(65,000)						(65,000)
Preferred stock issued	63,500						63,500
Common stock issued under stock option plans			2	30			30
Common stock issued into dividend reinvestment plan			53	638			638
Cash dividends declared ($0.24 per common share)					(4,045)		(4,045)
Preferred dividends					(2,440)		(2,440)
Accretion of preferred stock discount		2,932			(2,932)		—
Stock-based compensation			29	643			643
Other comprehensive income						1,226	1,226

Balances, September 30, 2011	$63,500	—	16,885	$105,518	186,654	(3,859)	351,813

Balances, January 1, 2012	$63,500	—	16,910	$104,841	185,491	(8,682)	345,150

Net income					2,531		2,531
Common stock issued into dividend reinvestment plan			31	335			335
Repurchases of common stock			—	(2)			(2)
Cash dividends declared ($0.24 per common share)					(4,073)		(4,073)
Preferred dividends					(2,277)		(2,277)
Stock-based compensation			72	280			280
Other comprehensive income						846	846

Balances, September 30, 2012	$63,500	—	17,013	$105,454	181,672	(7,836)	342,790

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2012	2011
Cash Flows From Operating Activities
Net income	$2,531	12,658
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	35,095	31,423
Net security premium amortization	1,397	1,013
Purchase accounting accretion and amortization, net	(10,209)	(9,921)
Gain from acquisition	—	(10,196)
Foreclosed property losses and write-downs	15,768	15,236
Gain on securities available for sale	(638)	(74)
Other gains	(67)	(5)
Increase in net deferred loan costs	(198)	(322)
Depreciation of premises and equipment	3,427	3,302
Stock-based compensation expense	280	643
Amortization of intangible assets	670	676
Origination of presold mortgages in process of settlement	(70,507)	(53,094)
Proceeds from sales of presold mortgages in process of settlement	72,217	53,233
Decrease in accrued interest receivable	1,059	2,011
Increase in other assets	(11,412)	(12,842)
Decrease in accrued interest payable	(455)	(144)
Decrease in other liabilities	(4,225)	(6,087)
Net cash provided by operating activities	34,733	27,510

Cash Flows From Investing Activities
Purchases of securities available for sale	(64,269)	(43,146)
Purchases of securities held to maturity	—	(3,816)
Proceeds from sales of securities available for sale	9,641	2,518
Proceeds from maturities/issuer calls of securities available for sale	76,161	66,281
Proceeds from maturities/issuer calls of securities held to maturity	1,690	1,053
Purchase of bank-owned life insurance	(25,000)	—
Net decrease (increase) in loans	(63,868)	30,476
Proceeds from FDIC loss share agreements	25,116	59,411
Proceeds from sales of foreclosed real estate	46,618	24,650
Purchases of premises and equipment	(7,496)	(5,407)
Net cash received in acquisition	9,312	54,037
Net cash provided by investing activities	7,905	186,057

Cash Flows From Financing Activities
Net increase (decrease) in deposits and repurchase agreements	52,979	(109,551)
Repayments of borrowings, net	(22,500)	(65,081)
Cash dividends paid – common stock	(4,065)	(4,039)
Cash dividends paid – preferred stock	(2,349)	(2,582)
Proceeds from issuance of common stock	335	668
Repurchase of common stock	(2)	—
Proceeds from issuance of preferred stock	—	63,500
Redemption of preferred stock	—	(65,000)
Net cash provided (used) by financing activities	24,398	(182,085)

Increase in cash and cash equivalents	67,036	31,482
Cash and cash equivalents, beginning of period	216,167	212,002

Cash and cash equivalents, end of period	$283,203	243,484

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$14,011	18,447
Income taxes	12,025	13,943
Non-cash transactions:
Unrealized gain on securities available for sale, net of taxes	548	959
Foreclosed loans transferred to foreclosed real estate	36,523	60,030

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended September 30, 2012 and 2011

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2012 and 2011 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2012 and 2011. All such adjustments were of a normal, recurring nature. Reference is made to the 2011 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2011 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and a discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

In July 2012, rules related to intangible assets were amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinite-lived intangible assets are impaired. If it is determined to be more likely than not that indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment testing by comparing the fair value with carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments are not expected to have a material effect on the Company’s financial statements.

In October 2012, rules related to business combinations were amended to address the subsequent accounting for an indemnification asset resulting from a government-assisted acquisition of a financial institution. The guidance indicates that when a reporting entity records an indemnification asset as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement, the indemnification asset should be subsequently measured on the same basis as the asset subject to indemnification. Any amortization of changes in value should be limited to any contractual limitations on the amount and the term of the indemnification agreement. The amendments should be applied prospectively to any new indemnification assets acquired and to changes expected in cash flows of existing indemnification assets occurring on or after the date of adoption. Prior periods would not be adjusted. These changes are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments are not expected to have a material effect on the Company’s financial statements.

Note 3 – Reclassifications

Certain amounts reported in the period ended September 30, 2011 have been reclassified to conform to the presentation for September 30, 2012. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Acquisitions

On August 24, 2012, the Company completed the purchase of a branch of Gateway Bank & Trust Co. located in Wilmington, North Carolina. The Company assumed the branch’s $9 million in deposits. No loans were acquired in this transaction. The Company also did not purchase the branch building, but instead transferred the acquired accounts to one of the Company’s nearby existing branches. The primary reason for this acquisition was to increase the Company’s presence in Wilmington, North Carolina, where the Company already has five branches. The Company paid a deposit premium for the branch of approximately $107,000, which is the amount of the identifiable intangible asset associated with the fair value of the core deposit base. The intangible asset is being amortized as expense on straight-line basis over a seven year period. This branch’s operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of August 24, 2012. Historical pro forma information is not presented due to the immateriality of the transaction.

Index

Note 5 – Equity-Based Compensation Plans

At September 30, 2012, the Company had the following equity-based compensation plans: the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, and the First Bancorp 1994 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007. As of September 30, 2012, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

Recent equity grants to employees have either had performance vesting conditions, service vesting conditions, or both. Compensation expense for these grants is recorded over the various service periods based on the estimated number of equity grants that are probable to vest. No compensation cost is recognized for grants that do not vest and any previously recognized compensation cost will be reversed. As it relates to director equity grants, the Company grants common shares, valued at approximately $16,000 to each non-employee director (currently 14 in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

Pursuant to an employment agreement, the Company granted the chief executive officer 75,000 non-qualified stock options and 40,000 shares of restricted stock during the third quarter of 2012. The option award and the restricted stock award will vest in full on December 31, 2014 and December 31, 2015, respectively, if the Company achieves certain earnings targets for those years, and will be forfeited if the applicable targets are not achieved. Compensation expense for this grant will be recorded over the various periods based on the estimated number of options and restricted stock that are probable to vest. If the awards do not vest, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. Based on current conditions, the Company has concluded that it is not probable that these awards will vest, and thus no compensation expense has been recorded.

The Company granted long-term restricted shares of common stock to certain senior executives on February 24, 2011 and February 23, 2012 with a two year minimum vesting period. The total compensation expense associated with the February 24, 2011 grant was $105,500 and the grant will fully vest on February 24, 2013. The Company recorded $29,600 in stock option expense in the first nine months of 2012 in connection with this grant and expects to record $11,800 of expense each quarter thereafter until the awards vest. The total compensation expense associated with the February 23, 2012 grant was $89,700 and the grant will fully vest on February 23, 2014. The Company recorded $24,400 in expense in the first nine months of 2012 in connection with this grant and expects to record $13,000 of expense each quarter thereafter until the awards vest.

Under the terms of the predecessor plans and the First Bancorp 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

Index

At September 30, 2012, there were 521,613 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $9.76 to $22.12. At September 30, 2012, there were 758,731 shares remaining available for grant under the First Bancorp 2007 Equity Plan. The Company also has a stock option plan as a result of a corporate acquisition.

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

The Company’s equity grants for the nine months ended September 30, 2012 were the issuance of 1) 9,559 shares of long-term restricted stock to certain senior executives on February 23, 2012, at a fair market value of $10.96 per share, which was the closing price of the Company’s common stock on that date, 2) 25,452 shares of common stock to non-employee directors on June 1, 2012 (1,818 shares per director), at a fair market value of $8.86 per share, which was the closing price of the Company’s common stock on that date, 3) 40,000 shares of restricted stock to the chief executive officer on August 28, 2012, at a fair market value of $9.76 per share, which was the closing price of the Company’s common stock on that date, and 4) 75,000 stock options to the chief executive officer on August 28, 2012, at a fair value of $3.65 per share on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

2012
Expected dividend yield	3.28%
Risk-free interest rate	1.64%
Expected life	10 years
Expected volatility	41.82%

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

The Company recorded total stock-based compensation expense of $280,000 and $643,000 for the nine month periods ended September 30, 2012 and 2011, respectively. Stock-based compensation expense related to employee grants is recorded as “salaries expense” in the Consolidated Statements of Income and as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $109,000 and $251,000 of income tax benefits related to stock based compensation expense in the income statement for the nine months ended September 30, 2012 and 2011, respectively.

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

Index

The following table presents information regarding the activity for the first nine months of 2012 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2011	493,850	$18.92

Granted	75,000	9.76
Exercised	—	—
Forfeited	—	—
Expired	(47,237)	16.70

Outstanding at September 30, 2012	521,613	$17.80	4.2	$133,000

Exercisable at September 30, 2012	445,613	$19.15	3.2	$—

The Company did not have any stock option exercises during the nine months ended September 30, 2012 and received $30,000 as a result of stock option exercises during the nine months ended September 30, 2011. The Company recorded no tax benefits from the exercise of nonqualified stock options during the nine months ended September 30, 2012 or 2011.

The following table presents information regarding the activity during 2012 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2011	7,259	$14.54

Granted during the period	49,559	$9.99
Vested during the period	—	—
Forfeited or expired during the period	(2,474)	12.55

Nonvested at September 30, 2012	54,344	$10.48

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

	For the Three Months Ended September 30,
	2012			2011
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income (loss) available to common shareholders	$3,735	16,988,150	$0.22	$(732)	16,875,918	$(0.04)

Effect of Dilutive Securities	—	—		—	27,113

Diluted EPS per common share	$3,735	16,988,150	$0.22	$(732)	16,903,031	$(0.04)

	For the Nine Months Ended September 30,
	2012			2011
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$254	16,955,130	$0.01	$7,286	16,843,716	$0.43

Effect of Dilutive Securities	—	—		—	27,294

Diluted EPS per common share	$254	16,955,130	$0.01	$7,286	16,871,010	$0.43

For both the three and nine months ended September 30, 2012, there were 446,613 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period. For the three and nine month periods ended September 30, 2011, there were 545,347 and 542,916 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period. Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Index

Note 7 – Securities

The book values and approximate fair values of investment securities at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012				December 31, 2011
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$20,500	20,614	114	—	34,511	34,665	170	(16)
Mortgage-backed securities	124,164	128,533	4,369	—	120,032	124,105	4,164	(91)
Corporate bonds	3,997	3,857	100	(240)	13,189	12,488	279	(980)
Equity securities	7,952	8,403	473	(22)	10,998	11,368	409	(39)
Total available for sale	$156,613	161,407	5,056	(262)	178,730	182,626	5,022	(1,126)

Securities held to maturity:
State and local governments	$56,123	61,877	5,754	—	57,988	62,754	4,766	—
Total held to maturity	$56,123	61,877	5,754	—	57,988	62,754	4,766	—

Included in mortgage-backed securities at September 30, 2012 were collateralized mortgage obligations with an amortized cost of $515,000 and a fair value of $532,000. Included in mortgage-backed securities at December 31, 2011 were collateralized mortgage obligations with an amortized cost of $1,462,000 and a fair value of $1,515,000. All of the Company’s mortgage-backed securities, including collateralized mortgage obligations, were issued by government-sponsored corporations.

The Company owned Federal Home Loan Bank (FHLB) stock with a cost and fair value of $7,859,000 at September 30, 2012 and $10,904,000 at December 31, 2011, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB. The investment in this stock is a requirement for membership in the FHLB system.

The following table presents information regarding securities with unrealized losses at September 30, 2012:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—
Corporate bonds	—	—	760	240	760	240
Equity securities	—	—	30	22	30	22
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$—	—	790	262	790	262

Index

The following table presents information regarding securities with unrealized losses at December 31, 2011:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$8,984	16	—	—	8,984	16
Mortgage-backed securities	14,902	61	9,302	30	24,204	91
Corporate bonds	4,588	458	2,773	522	7,361	980
Equity securities	4	2	22	37	26	39
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$28,478	537	12,097	589	40,575	1,126

In the above tables, all of the non-equity securities that were in an unrealized loss position at September 30, 2012 and December 31, 2011 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The Company has also concluded that each of the equity securities in an unrealized loss position at September 30, 2012 and December 31, 2011 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $7,859,000 at September 30, 2012 and $10,904,000 at December 31, 2011, respectively, which was the FHLB stock discussed above. The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at September 30, 2012, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$3,000	3,007	350	355
Due after one year but within five years	20,497	20,704	3,208	3,484
Due after five years but within ten years	—	—	29,677	32,653
Due after ten years	1,000	760	22,888	25,385
Mortgage-backed securities	124,164	128,533	—	—
Total debt securities	148,661	153,004	56,123	61,877

Equity securities	7,952	8,403	—	—
Total securities	$156,613	161,407	56,123	61,877

At September 30, 2012 investment securities with a book value of $83,557,000 were pledged as collateral for public deposits. At December 31, 2011, investment securities with a book value of $47,418,000 were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

There were $9,641,000 in sales of securities during the nine months ended September 30, 2012, which resulted in a net gain of $439,000. There were $2,518,000 in sales during the nine months ended September 30, 2011, which resulted in a net gain of $8,000. During the nine months ended September 30, 2012 and 2011, the Company recorded a net gain of $200,000 and $71,000, respectively, related to the call of several municipal and corporate bond securities. Also, during the nine months ended September 30, 2012 and 2011, the Company recorded net losses of $1,000 and $5,000, respectively, related to write-downs of the Company’s equity portfolio.

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

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2012		December 31, 2011		September 30, 2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$161,846	7%	162,099	7%	161,300	7%
Real estate – construction, land development & other land loans	329,375	13%	363,079	15%	370,735	15%
Real estate – mortgage – residential (1-4 family) first mortgages	823,069	34%	805,542	33%	803,688	33%
Real estate – mortgage – home equity loans / lines of credit	243,556	10%	256,509	11%	258,653	11%
Real estate – mortgage – commercial and other	807,914	33%	762,895	31%	756,568	31%
Installment loans to individuals	73,833	3%	78,982	3%	80,309	3%
Subtotal	2,439,593	100%	2,429,106	100%	2,431,253	100%
Unamortized net deferred loan costs	1,478		1,280		1,295
Total loans	$2,441,071		2,430,386		2,432,548

As of September 30, 2012, December 31, 2011 and September 30, 2011, net loans include unamortized premiums of $601,000, $949,000, and $1,065,000, respectively, related to acquired loans.

Index

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	September 30, 2012		December 31, 2011		September 30, 2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$154,956	7%	152,627	8%	150,252	7%
Real estate – construction, land development & other land loans	273,985	13%	290,983	14%	298,650	14%
Real estate – mortgage – residential (1-4 family) first mortgages	681,168	32%	646,616	31%	637,129	31%
Real estate – mortgage – home equity loans / lines of credit	223,154	10%	233,171	11%	236,578	12%
Real estate – mortgage – commercial and other	729,310	34%	666,882	32%	656,035	32%
Installment loans to individuals	73,023	4%	77,593	4%	78,785	4%
Subtotal	2,135,596	100%	2,067,872	100%	2,057,429	100%
Unamortized net deferred loan costs	1,478		1,280		1,295
Total non-covered loans	$2,137,074		2,069,152		2,058,724

The carrying amount of the covered loans at September 30, 2012 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans – Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$71	148	6,819	8,671	6,890	8,819
Real estate – construction, land development & other land loans	1,577	2,601	53,813	94,481	55,390	97,082
Real estate – mortgage – residential (1-4 family) first mortgages	815	1,908	141,086	168,840	141,901	170,748
Real estate – mortgage – home equity loans / lines of credit	15	308	20,387	25,999	20,402	26,307
Real estate – mortgage – commercial and other	2,265	4,128	76,339	103,399	78,604	107,527
Installment loans to individuals	2	3	808	881	810	884
Total	$4,745	9,096	299,252	402,271	303,997	411,367

Index

The carrying amount of the covered loans at December 31, 2011 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans – Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$69	319	9,403	11,736	9,472	12,055
Real estate – construction, land development & other land loans	3,865	8,505	68,231	115,489	72,096	123,994
Real estate – mortgage – residential (1-4 family) first mortgages	1,214	2,639	157,712	189,436	158,926	192,075
Real estate – mortgage – home equity loans / lines of credit	127	577	23,211	29,249	23,338	29,826
Real estate – mortgage – commercial and other	2,585	4,986	93,428	125,450	96,013	130,436
Installment loans to individuals	4	6	1,385	1,583	1,389	1,589
Total	$7,864	17,032	353,370	472,943	361,234	489,975

The following table presents information regarding covered purchased nonimpaired loans since December 31, 2010. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2010	$366,521
Additions due to acquisition of The Bank of Asheville (at fair value)	84,623
Principal repayments	(40,576)
Transfers to foreclosed real estate	(53,999)
Loan charge-offs	(14,797)
Accretion of loan discount	11,598
Carrying amount of nonimpaired covered loans at December 31, 2011	$353,370
Principal repayments	(42,651)
Transfers to foreclosed real estate	(15,106)
Loan charge-offs	(6,816)
Accretion of loan discount	10,455
Carrying amount of nonimpaired covered loans at September 30, 2012	$299,252

As reflected in the table above, the Company accreted $10,455,000 of the loan discount on purchased nonimpaired loans into interest income during the first nine months of 2012. As of September 30, 2012, there was remaining loan discount of $62,805,000 related to purchased performing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to 80% of the loan discount accretion, which reduces noninterest income. At September 30, 2012, the Company also had $23,070,000 of loan discount related to purchased nonperforming loans. It is not expected that this amount will be accreted. An additional $21,495,000 in partial charge-offs have been recorded on purchased loans outstanding at September 30, 2012.

The following table presents information regarding all purchased impaired loans since December 31, 2010, substantially all of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

Index

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2010	$8,080	2,329	5,751
Additions due to acquisition of The Bank of Asheville	38,452	20,807	17,645
Change due to payments received	(1,620)	(327)	(1,293)
Transfer to foreclosed real estate	(19,881)	(9,308)	(10,573)
Change due to loan charge-off	(7,522)	(4,193)	(3,329)
Other	807	224	583
Balance at December 31, 2011	$18,316	9,532	8,784
Change due to payments received	(330)	(23)	(307)
Transfer to foreclosed real estate	(7,636)	(3,487)	(4,149)
Change due to loan charge-off	(109)	(109)	—
Other	(1,145)	(1,562)	417
Balance at September 30, 2012	$9,096	4,351	4,745

Each of the purchased impaired loans is on nonaccrual status and considered to be impaired. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. For the nine months ended September 30, 2012 and 2011, the Company received $0 and $717,000 in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in the loan discount accretion amount discussed previously.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	September 30, 2012	December 31, 2011	September 30, 2011

Non-covered nonperforming assets
Nonaccrual loans	$69,413	73,566	75,013
Restructured loans - accruing	38,522	11,720	11,257
Accruing loans > 90 days past due	—	—	—
Total non-covered nonperforming loans	107,935	85,286	86,270
Foreclosed real estate	38,065	37,023	32,673
Total non-covered nonperforming assets	$146,000	122,309	118,943

Covered nonperforming assets
Nonaccrual loans (1)	$37,619	41,472	36,536
Restructured loans - accruing	17,945	14,218	16,912
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	55,564	55,690	53,448
Foreclosed real estate	58,367	85,272	104,785
Total covered nonperforming assets	$113,931	140,962	158,233

Total nonperforming assets	$259,931	263,271	277,176

(1) At September 30, 2012, December 31, 2011, and September 30, 2011, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $67.9 million, $69.0 million, and $65.0 million, respectively.

Index

The following table presents information related to the Company’s impaired loans.

($ in thousands)	As of /for the nine months ended September 30, 2012	As of /for the year ended December 31, 2011	As of /for the nine months ended September 30, 2011
Impaired loans at period end
Non-covered	$107,935	85,286	86,270
Covered	55,564	55,690	53,448
Total impaired loans at period end	$163,499	140,976	139,718

Average amount of impaired loans for period
Non-covered	$92,027	89,023	89,957
Covered	56,228	63,289	65,189
Average amount of impaired loans for period – total	$148,255	152,312	155,146

Allowance for loan losses related to impaired loans at period end
Non-covered	$9,410	5,804	5,429
Covered	4,074	5,106	2,287
Allowance for loan losses related to impaired loans - total	$13,484	10,910	7,716

Amount of impaired loans with no related allowance at period end
Non-covered	$34,150	35,721	35,897
Covered	40,595	43,702	43,918
Total impaired loans with no related allowance at period end	$74,745	79,423	79,815

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

The following table presents the Company’s nonaccrual loans as of September 30, 2012.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$104	189	293
Commercial – secured	3,386	3	3,389
Secured by inventory and accounts receivable	701	31	732

Real estate – construction, land development & other land loans	16,858	18,032	34,890

Real estate – residential, farmland and multi-family	21,980	9,013	30,993

Real estate – home equity lines of credit	3,211	726	3,937

Real estate – commercial	20,354	9,556	29,910

Consumer	2,819	69	2,888
Total	$69,413	37,619	107,032

Index

The following table presents the Company’s nonaccrual loans as of December 31, 2011.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$452	—	452
Commercial - secured	2,190	358	2,548
Secured by inventory and accounts receivable	588	102	690

Real estate – construction, land development & other land loans	22,772	21,204	43,976

Real estate – residential, farmland and multi-family	25,430	11,050	36,480

Real estate – home equity lines of credit	3,161	1,068	4,229

Real estate - commercial	16,203	7,459	23,662

Consumer	2,770	231	3,001
Total	$73,566	41,472	115,038

The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2012.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$289	61	104	36,379	36,833
Commercial - secured	930	336	3,386	108,956	113,608
Secured by inventory and accounts receivable	32	—	701	20,542	21,275

Real estate – construction, land development & other land loans	2,021	1,690	16,858	216,391	236,960

Real estate – residential, farmland, and multi-family	8,532	2,997	21,980	793,444	826,953

Real estate – home equity lines of credit	1,337	315	3,211	198,291	203,154

Real estate - commercial	3,925	756	20,354	615,543	640,578

Consumer	538	238	2,819	52,640	56,235
Total non-covered	$17,604	6,393	69,413	2,042,186	2,135,596
Unamortized net deferred loan costs					1,478
Total non-covered loans					$2,137,074

Covered loans	$5,118	2,583	37,619	258,677	303,997

Total loans	$22,722	8,976	107,032	2,300,863	2,441,071

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at September 30, 2012.

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2011.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$67	591	452	37,668	38,778
Commercial - secured	672	207	2,190	108,682	111,751
Secured by inventory and accounts receivable	247	—	588	20,993	21,828

Real estate – construction, land development & other land loans	1,250	1,411	22,772	221,372	246,805

Real estate – residential, farmland, and multi-family	9,751	4,259	25,430	756,215	795,655

Real estate – home equity lines of credit	1,126	237	3,161	202,912	207,436

Real estate - commercial	2,620	1,006	16,203	567,354	587,183

Consumer	657	286	2,770	54,723	58,436
Total non-covered	$16,390	7,997	73,566	1,969,919	2,067,872
Unamortized net deferred loan costs					1,280
Total non-covered loans					$2,069,152

Covered loans	$6,511	3,388	41,472	309,863	361,234

Total loans	$22,901	11,385	115,038	2,279,782	2,430,386

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2011.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and nine months ended September 30, 2012.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended September 30, 2012

Beginning balance	$5,061	17,819	14,959	2,146	5,719	1,791	28	47,523
Charge-offs	(571)	(4,628)	(1,399)	(1,098)	(1,247)	(307)	—	(9,250)
Recoveries	219	487	92	10	21	82	—	911
Provisions	468	1,109	1,731	825	1,354	315	168	5,970
Ending balance	$5,177	14,787	15,383	1,883	5,847	1,881	196	45,154

As of and for the nine months ended September 30, 2012

Beginning balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610
Charge-offs	(2,633)	(7,480)	(5,635)	(1,830)	(3,417)	(993)	—	(21,988)
Recoveries	253	801	346	129	68	214	—	1,811
Provisions	3,777	10,160	7,140	1,894	5,782	788	180	29,721
Ending balance	$5,177	14,787	15,383	1,883	5,847	1,881	196	45,154

Ending balances as of September 30, 2012: Allowance for loan losses

Individually evaluated for impairment	$871	109	369	—	1,276	—	—	2,625

Collectively evaluated for impairment	$4,306	14,678	15,014	1,883	4,571	1,881	196	42,529

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of September 30, 2012:

Ending balance – total	$171,716	236,960	826,953	203,154	640,578	56,235	—	2,135,596

Ending balances as of September 30, 2012: Loans

Individually evaluated for impairment	$951	14,187	5,546	275	29,091	—	—	50,050

Collectively evaluated for impairment	$170,765	222,773	821,407	202,879	611,487	56,235	—	2,085,546

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2011.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

Beginning balance	$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275
Charge-offs	(2,703)	(16,240)	(9,045)	(1,147)	(3,355)	(845)	(524)	(33,859)
Recoveries	389	1,142	719	107	37	182	93	2,669
Provisions	1,363	13,884	10,575	(904)	2,760	574	273	28,525
Ending balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610

Ending balances: Allowance for loan losses

Individually evaluated for impairment	$60	607	150	—	200	—	—	1,017

Collectively evaluated for impairment	$3,720	10,699	13,382	1,690	3,214	1,872	16	34,593

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable:

Ending balance – total	$172,357	246,805	795,655	207,436	587,183	58,436	—	2,067,872

Ending balances: Loans

Individually evaluated for impairment	$2,526	34,750	11,880	527	30,846	12	—	80,541

Collectively evaluated for impairment	$169,831	212,055	783,775	206,909	556,337	58,424	—	1,987,331

Loans acquired with deteriorated credit quality	$—	920	—	—	—	—	—	920

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and nine months ended September 30, 2011.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended September 30, 2011

Beginning balance	$3,905	11,790	12,084	1,849	2,859	1,960	18	34,465
Charge-offs	(102)	(3,937)	(1,349)	(189)	(1,149)	(173)	(179)	(7,078)
Recoveries	15	220	286	10	5	9	24	569
Provisions	161	3,215	1,456	97	1,303	78	131	6,441
Ending balance	$3,979	11,288	12,477	1,767	3,018	1,874	(6)	34,397

As of and for the nine months ended September 30, 2011

Beginning balance	$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275
Charge-offs	(1,998)	(13,519)	(6,945)	(953)	(2,529)	(533)	(415)	(26,892)
Recoveries	51	471	579	53	33	112	97	1,396
Provisions	1,195	11,816	7,560	(967)	1,542	334	138	21,618
Ending balance	$3,979	11,288	12,477	1,767	3,018	1,874	(6)	34,397

Ending balances as of September 30, 2011: Allowance for loan losses

Individually evaluated for impairment	$145	655	49	—	25	—	—	874

Collectively evaluated for impairment	$3,834	10,633	12,428	1,767	2,993	1,874	(6)	33,523

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of September 30, 2011:

Ending balance – total	$169,545	254,361	785,412	211,999	576,459	59,653	—	2,057,429

Ending balances as of September 30, 2011: Loans

Individually evaluated for impairment	$2,377	39,651	12,940	528	30,833	17	—	86,346

Collectively evaluated for impairment	$167,168	214,710	772,472	211,471	545,626	59,636	—	1,971,083

Loans acquired with deteriorated credit quality	$—	922	—	—	—	—	—	922

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and nine months ended September 30, 2012.

($ in thousands)	Covered Loans

As of and for the three months ended September 30, 2012

Beginning balance	$5,931
Charge-offs	(2,640)
Recoveries	—
Provisions	1,103
Ending balance	$4,394

As of and for the nine months ended September 30, 2012

Beginning balance	$5,808
Charge-offs	(6,788)
Recoveries	—
Provisions	5,374
Ending balance	$4,394

Ending balances as of September 30, 2012: Allowance for loan losses

Individually evaluated for impairment	$4,394
Collectively evaluated for impairment	—
Loans acquired with deteriorated credit quality	17

Loans receivable as of September 30, 2012:

Ending balance – total	$303,997

Ending balances as of September 30, 2012: Loans

Individually evaluated for impairment	$57,607
Collectively evaluated for impairment	246,390
Loans acquired with deteriorated credit quality	4,745

Index

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2011.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2011
Beginning balance	$11,155
Charge-offs	(18,123)
Recoveries	—
Provisions	12,776
Ending balance	$5,808

Ending balances as of December 31, 2011: Allowance for loan losses

Individually evaluated for impairment	$5,808
Collectively evaluated for impairment	—
Loans acquired with deteriorated credit quality	327

Loans receivable as of December 31, 2011:

Ending balance – total	$361,234

Ending balances as of December 31, 2011: Loans

Individually evaluated for impairment	$44,723
Collectively evaluated for impairment	316,511
Loans acquired with deteriorated credit quality	7,864

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and nine months ended September 30, 2011.

($ in thousands)	Covered Loans

As of and for the three months ended September 30, 2011

Beginning balance	$5,540
Charge-offs	(4,988)
Recoveries	—
Provisions	2,705
Ending balance	$3,257

As of and for the six months ended September 30, 2011

Beginning balance	$11,155
Charge-offs	(17,703)
Recoveries	—
Provisions	9,805
Ending balance	$3,257

Ending balances as of September 30, 2011: Allowance for loan losses

Individually evaluated for impairment	$3,257
Collectively evaluated for impairment	—
Loans acquired with deteriorated credit quality	—

Loans receivable as of September 30, 2011:

Ending balance – total	$373,824

Ending balances as of September 30, 2011: Loans

Individually evaluated for impairment	$33,163
Collectively evaluated for impairment	340,661
Loans acquired with deteriorated credit quality	9,037

Index

The following table presents the Company’s impaired loans as of September 30, 2012.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	—
Commercial - secured	—	—	—	108
Secured by inventory and accounts receivable	—	—	—	7

Real estate – construction, land development & other land loans	11,748	16,202	—	9,681

Real estate – residential, farmland, and multi-family	2,346	2,787	—	2,966

Real estate – home equity lines of credit	274	581	—	80

Real estate – commercial	19,782	21,594	—	14,361

Consumer	—	—	—	3
Total non-covered impaired loans with no allowance	$34,150	41,164	—	27,206

Total covered impaired loans with no allowance	$40,595	79,150	—	40,417

Total impaired loans with no allowance recorded	$74,745	120,314	—	67,623

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$103	444	43	199
Commercial - secured	3,386	4,000	980	2,281
Secured by inventory and accounts receivable	701	788	153	680

Real estate – construction, land development & other land loans	10,983	14,508	3,006	14,266

Real estate – residential, farmland, and multi-family	37,696	41,507	3,202	28,018

Real estate – home equity lines of credit	2,960	4,085	155	3,215

Real estate – commercial	15,136	17,543	1,560	13,365

Consumer	2,820	2,859	311	2,797
Total non-covered impaired loans with allowance	$73,785	85,734	9,410	64,821

Total covered impaired loans with allowance	$14,969	18,671	4,074	15,811

Total impaired loans with an allowance recorded	$88,754	104,405	13,484	80,632

Interest income recorded on non-covered and covered impaired loans during the nine months ended September 30, 2012 is considered insignificant.

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Cash secured loans.
2	Non-cash secured loans that have no minor or major exceptions to the lending guidelines.
3	Non-cash secured loans that have no major exceptions to the lending guidelines.
Weak Pass:
4	Non-cash secured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated.
Watch or Standard:
9	Loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances. This category also includes all loans to insiders and any other loan that management elects to monitor on the watch list.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of September 30, 2012.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$10,081	25,473	10	539	626	104	36,833
Commercial - secured	33,284	69,884	1,792	3,943	1,319	3,386	113,608
Secured by inventory and accounts receivable	3,457	15,974	257	767	119	701	21,275

Real estate – construction, land development & other land loans	31,087	162,999	3,891	13,628	8,497	16,858	236,960

Real estate – residential, farmland, and multi-family	246,143	487,571	7,891	29,967	33,401	21,980	826,953

Real estate – home equity lines of credit	126,885	65,701	2,487	2,895	1,975	3,211	203,154

Real estate - commercial	128,567	438,254	28,453	16,365	8,585	20,354	640,578

Consumer	28,553	23,208	78	928	649	2,819	56,235
Total	$608,057	1,289,064	44,859	69,032	55,171	69,413	2,135,596
Unamortized net deferred loan costs							1,478
Total non-covered loans							$2,137,074

Total covered loans	$48,087	130,986	—	8,580	78,725	37,619	303,997

Total loans	$656,144	1,420,050	44,859	77,612	133,896	107,032	2,441,071

At September 30, 2012, there was an insignificant amount of covered and non-covered loans that were graded “8” with an accruing status.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2011.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$13,516	23,735	13	217	845	452	38,778
Commercial - secured	36,587	66,105	1,912	2,196	2,761	2,190	111,751
Secured by inventory and accounts receivable	3,756	16,197	282	756	249	588	21,828

Real estate – construction, land development & other land loans	37,596	156,651	6,490	9,903	13,393	22,772	246,805

Real estate – residential, farmland, and multi-family	257,163	456,188	10,248	17,687	28,939	25,430	795,655

Real estate – home equity lines of credit	130,913	67,606	2,422	1,868	1,466	3,161	207,436

Real estate - commercial	140,577	372,614	30,722	11,502	15,565	16,203	587,183

Consumer	30,693	23,550	67	368	988	2,770	58,436
Total	$650,801	1,182,646	52,156	44,497	64,206	73,566	2,067,872
Unamortized net deferred loan costs							1,280
Total non-covered loans							$2,069,152

Total covered loans	$62,052	161,508	—	8,033	88,169	41,472	361,234

Total loans	$712,853	1,344,154	52,156	52,530	152,375	115,038	2,430,386

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

The vast majority of the Company’s troubled debt restructurings modified during the period ended September 30, 2012 related to interest rate reductions combined with restructured amortization schedules. The Company does not grant principal forgiveness.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2012.

($ in thousands)	For the three months ended September 30, 2012		For the nine months ended September 30, 2012
	Number of Contracts	Restructured Balances	Number of Contracts	Restructured Balances
Non-covered TDRs – Accruing
Real estate – construction, land development & other land loans	—	$—	1	$300
Real estate – residential, farmland, and multi-family	6	1,204	7	1,507

Non-covered TDRs - Nonaccrual
Real estate – construction, land development & other land loans	—	—	1	238
Real estate – residential, farmland, and multi-family	5	705	5	705
Real estate – commercial	2	370	2	370

Total non-covered TDRs arising during period	13	$2,279	16	$3,120

Total covered TDRs arising during period– Accruing	—	$—	6	$7,342
Total covered TDRs arising during period – Nonaccrual	1	1	1	1

Total TDRs arising during period	14	$2,280	23	$10,463

Accruing restructured loans that defaulted during the three and nine months ended September 30, 2012 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate. As part of a routine regulatory exam that concluded in the third quarter of 2012, the Company reclassified approximately $12 million of performing loans to TDR status in the second quarter of 2012 and another $18 million in the third quarter of 2012. Because these loans were restructured prior to January 1, 2012, they are not included in the above table.

($ in thousands)	For the three months ended September 30, 2012		For the nine months ended September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Non-covered accruing TDRs that subsequently defaulted
Commercial, financial, and agricultural:
Commercial- secured	6	$601	6	$601
Real estate – construction, land development & other land loans	2	253	4	917
Real estate – residential, farmland, and multi-family	2	168	3	509
Real estate - commercial	6	2,899	7	3,079
Consumer	1	2	1	2

Total non-covered TDRs that subsequently defaulted	17	$3,923	21	$5,108

Total accruing covered TDRs that subsequently defaulted	7	$407	21	$3,834

Total accruing TDRs that subsequently defaulted	24	$4,330	42	$8,942

Note 9 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $1,478,000, $1,280,000, and $1,295,000 at September 30, 2012, December 31, 2011, and September 30, 2011, respectively.

Index

Note 10 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 38 of the Company’s 2011 Annual Report on Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Receivable related to claims submitted, not yet received	$20,722	13,377	13,802
Receivable related to estimated future claims on loans	71,542	90,275	90,258
Receivable related to estimated future claims on foreclosed real estate	15,351	18,025	16,890
FDIC indemnification asset	$107,615	121,677	120,950

The following presents a rollforward of the FDIC indemnification asset since December 31, 2011.

($ in thousands)
Balance at December 31, 2011	$121,677
Increase related to unfavorable changes in loss estimates	14,493
Increase related to reimbursable expenses	5,097
Cash received	(25,116)
Accretion of loan discount	(8,364)
Other	(172)
Balance at September 30, 2012	$107,615

Note 11 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2012, December 31, 2011, and September 30, 2011 and the carrying amount of unamortized intangible assets as of those same dates. During the third quarter of 2012, the Company recorded a core deposit premium intangible of $107,000 related to a small branch acquisition (see Note 4 for more information).

	September 30, 2012		December 31, 2011		September 30, 2011
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	402	678	357	678	343
Core deposit premiums	7,974	4,916	7,867	4,291	7,867	4,079
Total	$8,652	5,318	8,545	4,648	8,545	4,422

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $224,000 and $226,000 for the three months ended September 30, 2012 and 2011, respectively. Amortization expense totaled $670,000 and $676,000 for the nine months ended September 30, 2012 and 2011, respectively.

Index

The following table presents the estimated amortization expense for the last quarter of calendar year 2012 and for each of the four calendar years ending December 31, 2016 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
October 1 to December 31, 2012	$227
2013	797
2014	693
2015	638
2016	571
Thereafter	409
Total	$3,335

Note 12 – Pension Plans

The Company sponsors two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”) which is generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP”), which is for the benefit of certain senior management executives of the Company. In October 2012, the Company froze the benefits associated with each of our two pension plans effective December 31, 2012, which will substantially reduce pension expense beginning in 2013. It is expected that the Company will increase the amounts contributed to the Company’s 401(k) plan, which will partially offset the pension expense savings.

The Company recorded pension expense totaling $410,000 and $816,000 for the three months ended September 30, 2012 and 2011, respectively, related to the Pension Plan and the SERP. The following table contains the components of the pension expense.

	For the Three Months Ended September 30,
	2012	2011	2012	2011	2012 Total	2011 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$386	478	67	99	453	577
Interest cost	326	432	61	102	387	534
Expected return on plan assets	(492)	(444)	─	─	(492)	(444)
Amortization of transition obligation	—	1	─	─	—	1
Amortization of net (gain)/loss	71	114	(17)	26	54	140
Amortization of prior service cost	3	3	5	5	8	8
Net periodic pension cost	$294	584	116	232	410	816

The Company recorded pension expense totaling $2,068,000 and $2,496,000 for the nine months ended September 30, 2012 and 2011, respectively, related to the Pension Plan and the SERP. The following table contains the components of the pension expense.

	For the Nine Months Ended September 30,
	2012	2011	2012	2011	2012 Total	2011 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$1,449	1,434	236	345	1,685	1,779
Interest cost	1,125	1,296	219	306	1,344	1,602
Expected return on plan assets	(1,477)	(1,332)	─	─	(1,477)	(1,332)
Amortization of transition obligation	2	3	─	─	2	3
Amortization of net (gain)/loss	474	342	17	78	491	420
Amortization of prior service cost	9	9	14	15	23	24
Net periodic pension cost	$1,582	1,752	486	744	2,068	2,496

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Pension Plan. The Company contributed $2,500,000 to the Pension Plan in the third quarter of 2012 and does not expect any further contributions the remainder of the year.

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

Note 13 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Unrealized gain (loss) on securities available for sale	$4,794	3,896	4,047
Deferred tax asset (liability)	(1,870)	(1,520)	(1,578)
Net unrealized gain (loss) on securities available for sale	2,924	2,376	2,469

Additional pension liability	(17,789)	(18,278)	(10,460)
Deferred tax asset	7,029	7,220	4,132
Net additional pension liability	(10,760)	(11,058)	(6,328)

Total accumulated other comprehensive income (loss)	$(7,836)	(8,682)	(3,859)

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

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2012.

($ in thousands)
Description of Financial Instruments	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$20,614	—	20,614	—
Mortgage-backed securities	128,533	—	128,533	—
Corporate bonds	3,857	—	3,857	—
Equity securities	8,403	454	7,949	—
Total available for sale securities	$161,407	454	160,953	—

Nonrecurring
Impaired loans – covered	$55,564	—	—	55,564
Impaired loans – non-covered	107,935	—	—	107,935
Foreclosed real estate – covered	58,367	—	58,367	—
Foreclosed real estate – non-covered	38,065	—	38,065	—

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2011.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$34,665	—	34,665	—
Mortgage-backed securities	124,105	—	124,105	—
Corporate bonds	12,488	—	12,488	—
Equity securities	11,368	398	10,969	—
Total available for sale securities	$182,626	398	182,227	—

Nonrecurring
Impaired loans – covered	$55,690	—	55,690	—
Impaired loans – non-covered	85,286	—	85,286	—
Foreclosed real estate – covered	85,272	—	85,272	—
Foreclosed real estate – non-covered	37,023	—	37,023	—

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

Foreclosed real estate – Foreclosed real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three months ended September 30, 2012 or 2011.

For the nine months ended September 30, 2012 and 2011, the increase in the fair value of securities available for sale was $898,000 and $1,572,000, respectively, which is included in other comprehensive income (tax expense of $350,000 and $613,000, respectively). Fair value measurement methods at September 30, 2012 and 2011 are consistent with those used in prior reporting periods.

The carrying amounts and estimated fair values of financial instruments at September 30, 2012 and December 31, 2011 are as follows:

		September 30, 2012		December 31, 2011
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$79,991	79,991	80,341	80,341
Due from banks, interest-bearing	Level 1	202,693	202,693	135,218	135,218
Federal funds sold	Level 1	519	519	608	608
Securities available for sale	Level 2	161,407	161,407	182,626	182,626
Securities held to maturity	Level 2	56,123	61,877	57,988	62,754
Presold mortgages in process of settlement	Level 1	4,380	4,380	6,090	6,090
Loans – non-covered, net of allowance	Level 3	2,091,920	2,048,424	2,033,542	1,987,979
Loans – covered, net of allowance	Level 3	299,603	299,603	355,426	355,426
FDIC indemnification asset	Level 3	107,615	107,388	121,677	121,004
Accrued interest receivable	Level 1	10,720	10,720	11,779	11,779

Deposits	Level 2	2,834,464	2,838,106	2,755,037	2,759,504
Securities sold under agreements to repurchase	Level 2	—	—	17,105	17,105
Borrowings	Level 2	111,394	86,662	133,925	106,333
Accrued interest payable	Level 2	1,421	1,421	1,872	1,872

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

Index

The Series B preferred stock qualifies as Tier 1 capital. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series B preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL”. For the first nine quarters after issuance, the dividend rate can range from one percent (1%) to five percent (5%) per annum based upon the increase in QSBL as compared to the baseline. For quarters subsequent to the issuance in 2011, the Company has paid a dividend rate ranging from 4.3% to 5.0%. Based upon an increase in the level of QSBL over the baseline level calculated under the terms of the related purchase agreement, the dividend rate for the fourth quarter of 2012 is expected to be 3.0% and the dividend rate for the first quarter of 2013 is expected to be 1.2%, subject to confirmation by Treasury. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of QSBL compared to the baseline. After four and one half years from the issuance, the dividend rate will increase to nine percent (9%). Subject to regulatory approval, the Company is generally permitted to redeem the Series B preferred shares at par plus unpaid dividends.

There was no discount recorded related to the SBLF preferred stock (because no warrants were issued in connection with this preferred stock issuance), and therefore there will be no future amounts recorded for preferred stock discount accretion.

For the first nine months of 2012, the Company accrued approximately $2,277,000 in preferred dividend payments. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

In our 2011 goodwill impairment evaluation, we determined the fair value of our community banking operation was approximately $18.50 per common share, or 8% higher, than the $17.08 stated book value of our common stock at the date of valuation. To assist us in computing the fair value of our community banking operation, we engaged a consulting firm who used various valuation techniques as part of their analysis, which resulted in the conclusion of the $18.50 value. The 2012 evaluation will be performed in the fourth quarter of 2012 and will follow a similar process.

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

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the third quarter of 2012 amounted to $3.7 million, or $0.22 per diluted common share, compared to a net loss of $0.7 million, or ($0.04) per diluted common share, recorded in the third quarter of 2011. For the nine months ended September 30, 2012, we reported net income available to common shareholders of $0.3 million, or $0.01 per diluted common share, compared to net income of $7.3 million, or $0.43 per diluted common share, for the nine months ended September 30, 2011.

The results for the third quarter of 2011 were negatively impacted by $2.3 million in accelerated accretion of the discount remaining on preferred stock that was redeemed that quarter. Also impacting comparability from 2011 to 2012 was a $10.2 million bargain purchase gain related to the January 2011 acquisition of The Bank of Asheville in Asheville, North Carolina.

Note Regarding Components of Earnings

Our results of operations are significantly affected by the on-going accounting for two FDIC-assisted failed bank acquisitions. In the discussion below, the term “covered” is used to describe assets included as part of FDIC loss share agreements, which generally result in the FDIC reimbursing the Company for 80% of losses incurred on those assets. The term “non-covered” refers to the Company’s legacy assets, which are not included in any type of loss share arrangement.

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

Net Interest Income and Net Interest Margin

Net interest income for the third quarter of 2012 amounted to $34.5 million, a 2.9% increase from the $33.5 million recorded in the third quarter of 2011. Net interest income for the nine months ended September 30, 2012 amounted to $99.5 million, a 0.8% decrease from the $100.3 million recorded in the comparable period of 2011.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) in the third quarter of 2012 was 4.86%, a seven basis point increase compared to the 4.79% margin realized in the third quarter of 2011 and an 18 basis point increase from the 4.68% margin realized in the second quarter of 2012. The higher margins were primarily a result of higher amounts of discount accretion on loans purchased in failed bank acquisitions recognized during the respective periods, as well as lower overall funding costs. Our cost of funds has steadily declined from 0.78% in the third quarter of 2011 to 0.57% in the third quarter of 2012.

For the nine month period ended September 30, 2012, our net interest margin was 4.71% compared to 4.77% for the same period in 2011. The lower margin was primarily due to lower loan yields, as well as the mix of our earning assets being more concentrated in lower yielding short-term investments in 2012 compared to a larger concentration of higher yielding loans and securities in 2011.

Provision for Loan Losses and Asset Quality

We recorded total provisions for loan losses of $7.1 million in the third quarter of 2012 compared to $9.1 million for the third quarter of 2011. For the nine months ended September 30, 2012, we recorded total provisions for loan losses of $35.1 million compared to $31.4 million for the comparable period of 2011.

The provision for loan losses on non-covered loans amounted to $6.0 million in the third quarter of 2012 compared to $6.4 million in the third quarter of 2011. The decline in provision was primarily due to stabilization in our assessment of the losses associated with our nonperforming non-covered loans. For the first nine months of 2012, provision for loan losses on non-covered loans amounted to $29.7 million compared to $21.6 million for the same period of 2011. The higher provision for loan losses was primarily a result of an internal review of non-covered loans that occurred in the first quarter of 2012 that applied more conservative assumptions to estimate the probable losses associated with some of our nonperforming loan relationships, which we believe may lead to a more timely resolution of the related credits.

Index

Our provisions for loan losses for covered loans amounted to $1.1 million and $2.7 million for the three months ended September 30, 2012 and 2011, respectively, and $5.4 million and $9.8 million for the nine months ended September 30, 2012 and 2011, respectively. The lower provisions in 2012 were also due to stabilization in our assessment of the losses associated with our nonperforming covered loans. The majority of the provisions for loan losses on covered loans in 2011 and 2012 relate to loans assumed in the Company’s June 2009 acquisition of Cooperative Bank. As previously discussed, the provision for loan losses related to covered loans is offset by an 80% increase to the FDIC indemnification asset, which increases noninterest income.

Total non-covered nonperforming assets amounted to $146 million at September 30, 2012 (4.93% of non-covered total assets), an increase of $27 million from the $119 million recorded at September 30, 2011, primarily caused by an increase in troubled debt restructurings (see further discussion in section entitled “Nonperforming Assets”).

Total covered nonperforming assets have generally declined over the past 12 months, amounting to $114 million at September 30, 2012 compared to $158 million at September 30, 2011. Within this category, foreclosed real estate has declined from $105 million at September 30, 2011 to $58 million at September 30, 2012.

Noninterest Income

Total noninterest income for the three months ended September 30, 2012 was $2.8 million compared to $3.5 million for the comparable period of 2011. In the third quarter of 2012, higher loan discount accretion resulted in a write-down of the indemnification asset that more than offset increases to that asset relating to the provision for covered loan losses and foreclosed property losses on covered assets. This resulted in a net of $1.6 million of indemnification asset expense compared to $3.6 million in indemnification asset income recorded in the third quarter of 2011 (see discussion in section entitled “Components of Earnings”).

For the nine months ended September 30, 2012 and 2011, we recorded noninterest income of $9.9 million and $22.8 million, respectively. The significant decrease in noninterest income for the nine month period comparison is primarily the result of the previously discussed $10.2 million bargain purchase gain recorded in the acquisition of The Bank of Asheville during the first quarter of 2011.

Noninterest Expenses

Noninterest expenses amounted to $23.7 million in the third quarter of 2012, a 1.3% decrease from the $24.0 million recorded in the third quarter of 2011. Noninterest expenses for the nine months ended September 30, 2012 amounted to $71.5 million, a 0.6% decrease from the $71.9 million recorded in the first nine months of 2011. During 2012, we have emphasized cost control measures to enhance our profitability. (See further discussion in section entitled “Components of Earnings”.)

Balance Sheet and Capital

Total assets at September 30, 2012 amounted to $3.3 billion, a 0.6% increase from a year earlier. Total loans at September 30, 2012 amounted to $2.4 billion, a 0.4% increase from a year earlier, and total deposits amounted to $2.8 billion at September 30, 2012, a 3.8% increase from a year earlier.

For the fifth consecutive quarter, we experienced growth in our non-covered loan portfolio, with non-covered loans increasing by $22 million during the three months ended September 30, 2012. At September 30, 2012, non-covered loans amounted to $2.1 billion, an increase of $78 million, or 3.8%, from a year earlier. We are actively pursuing lending opportunities.

Index

Our level of non-interest bearing checking accounts amounted to $398.5 million at September 30, 2012, a 19.3% increase from a year earlier, while interest-bearing checking accounts amounted to $482.6 million, an increase of 28.0% from a year earlier. Contributing to the increase in interest-bearing checking accounts was a shift into this category from customer repurchase agreements as a result of the repeal of the prohibition on banks paying interest on commercial deposit accounts. The overall growth in checking and other transaction accounts has allowed us to reduce our reliance on higher cost time deposits.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at September 30, 2012 of 16.26% compared to the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 6.46% at September 30, 2012, a decrease of 29 basis points from a year earlier.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended September 30, 2012 amounted to $34.5 million, an increase of $1.0 million, or 2.9%, from the $33.5 million recorded in the third quarter of 2011. Net interest income on a tax-equivalent basis for the three month period ended September 30, 2012 amounted to $34.8 million, an increase of $1.0 million, or 2.9%, from the $33.9 million recorded in the third quarter of 2011. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended September 30,
($ in thousands)	2012	2011
Net interest income, as reported	$34,473	33,489
Tax-equivalent adjustment	376	389
Net interest income, tax-equivalent	$34,849	33,878

Net interest income for the nine month period ended September 30, 2012 amounted to $99.5 million, a decrease of $0.8 million, or 0.8%, from the $100.3 million recorded in the same period of 2011. Net interest income on a tax-equivalent basis for the nine month period ended September 30, 2012 amounted to $100.7 million, a decrease of $0.8 million, or 0.8%, from the $101.5 million recorded in the same period of 2011.

	Nine Months Ended September 30,
($ in thousands)	2012	2011
Net interest income, as reported	$99,515	100,283
Tax-equivalent adjustment	1,150	1,162
Net interest income, tax-equivalent	$100,665	101,445

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three months ended September 30, 2012, the higher net interest income compared to the third quarter of 2011 was primarily due to higher amounts of discount accretion on loans purchased in failed bank acquisitions recognized during the respective periods (see discussion below). For the nine months ended September 30, 2012, the lower net interest income compared to the same period of 2011 was primarily due to a slightly lower net interest margin, which is also discussed in more detail below.

Index

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended September 30,
	2012			2011
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,432,528	6.06%	$37,037	$2,441,486	6.04%	$37,200
Taxable securities	158,749	2.51%	1,001	163,566	3.45%	1,421
Non-taxable securities (2)	56,154	6.11%	863	57,577	6.13%	889
Short-term investments, principally federal funds	207,652	0.31%	164	145,576	0.29%	107
Total interest-earning assets	2,855,083	5.44%	39,065	2,808,205	5.60%	39,617

Cash and due from banks	62,950			74,797
Premises and equipment	73,861			69,413
Other assets	322,993			341,343
Total assets	$3,314,887			$3,293,758

Liabilities
Interest bearing checking	$464,260	0.15%	$172	$364,140	0.20%	$183
Money market deposits	543,420	0.31%	418	504,851	0.55%	696
Savings deposits	159,431	0.15%	60	146,576	0.38%	141
Time deposits >$100,000	725,607	1.11%	2,022	757,213	1.30%	2,479
Other time deposits	546,733	0.80%	1,097	628,272	1.04%	1,651
Total interest-bearing deposits	2,439,451	0.61%	3,769	2,401,052	0.85%	5,150
Securities sold under agreements to repurchase	(25)	—	—	54,657	0.33%	46
Borrowings	111,263	1.60%	447	137,164	1.57%	543
Total interest-bearing liabilities	2,550,689	0.66%	4,216	2,592,873	0.88%	5,739

Non-interest-bearing deposits	382,937			323,366
Other liabilities	37,254			21,944
Shareholders’ equity	344,007			355,575
Total liabilities and shareholders’ equity	$3,314,887			$3,293,758

Net yield on interest-earning assets and net interest income		4.86%	$34,849		4.79%	$33,878
Interest rate spread		4.78%			4.72%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $376,000 and $389,000 in 2012 and 2011, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Nine Months Ended September 30,
	2012			2011
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,433,964	5.91%	$107,715	$2,471,804	6.08%	$112,471
Taxable securities	163,043	2.79%	3,408	177,798	3.25%	4,316
Non-taxable securities (2)	56,800	6.16%	2,621	57,369	6.20%	2,661
Short-term investments, principally federal funds	201,500	0.32%	481	134,050	0.30%	300
Total interest-earning assets	2,855,307	5.34%	114,225	2,841,021	5.64%	119,748

Cash and due from banks	59,338			72,097
Premises and equipment	72,885			68,567
Other assets	322,711			340,877
Total assets	$3,310,241			$3,322,562

Liabilities
Interest bearing checking	$452,532	0.17%	$568	$346,314	0.23%	$594
Money market deposits	533,572	0.36%	1,437	507,711	0.57%	2,161
Savings deposits	157,383	0.21%	253	153,310	0.52%	598
Time deposits >$100,000	734,699	1.14%	6,282	777,663	1.33%	7,744
Other time deposits	560,475	0.84%	3,535	656,074	1.14%	5,587
Total interest-bearing deposits	2,438,661	0.66%	12,075	2,441,072	0.91%	16,684
Securities sold under agreements to repurchase	2,227	0.24%	4	56,599	0.34%	144
Borrowings	123,225	1.61%	1,481	118,486	1.66%	1,475
Total interest-bearing liabilities	2,564,113	0.71%	13,560	2,616,157	0.94%	18,303

Non-interest-bearing deposits	365,863			326,150
Other liabilities	35,414			26,873
Shareholders’ equity	344,851			353,382
Total liabilities and shareholders’ equity	$3,310,241			$3,322,562

Net yield on interest-earning assets and net interest income		4.71%	$100,665		4.77%	$101,445
Interest rate spread		4.63%			4.70%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $1,150,000 and $1,162,000 in 2012 and 2011, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the third quarter of 2012 were $2.433 billion, which was 0.4% less than the average loans outstanding for the third quarter of 2011 ($2.441 billion). Average loans outstanding for the nine months ended September 30, 2012 were $2.434 billion, which was 1.5% less than the average loans outstanding for the nine months ended September 30, 2011 ($2.472 billion). The mix of our loan portfolio remained substantially the same at September 30, 2012 compared to December 31, 2011, with approximately 90% of our loans being real estate loans, 7% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

The lower amount of average loans outstanding in 2012 is primarily due to the resolution of loans within our “covered loan” portfolio that we assumed in two failed bank acquisitions. The resolution of these covered loans through foreclosure, charge-off, or repayment resulted in a reduction of $70 million in covered loans outstanding since September 30, 2011. We assumed a total of $703 million in covered loans in our two FDIC-assisted transactions, the first of which occurred in June 2009. Subsequent to those acquisitions, our covered loan balance has been reduced by $399 million to $304 million.

Average total deposits outstanding for the third quarter of 2012 were $2.822 billion, which was 3.6% greater than the average deposits outstanding for the third quarter of 2011 ($2.724 billion). Average deposits outstanding for the nine months ended September 30, 2012 were $2.805 billion, which was 1.3% greater than the average deposits outstanding for the nine months ended September 30, 2011 ($2.767 billion). Generally, we can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the third quarter of 2012 was 4.86% compared to 4.79% for the third quarter of 2011. The higher margin was primarily a result of higher amounts of discount accretion on loans purchased in failed bank acquisitions (see discussion below).

For the nine month period ended September 30, 2012, our net interest margin was 4.71% compared to 4.77% for the same period in 2011. The lower margin was primarily due to lower loan yields, as well as the mix of the Company’s earning assets being more concentrated in lower yielding short-term investments in 2012 compared to a larger concentration of higher yielding loans and securities in 2011. As can be seen in the table above, average short-term investments amounted to $202 million for the nine months ended September 30, 2012, a 50% increase from the $134 million average from the first nine months of 2011, while average loan and securities balances declined during that same period. Our higher level of short-term investments was due to declining loan balances and our decision not to deploy our excess cash into higher yielding, but longer-term, securities due to the historically low interest rate environment that has been in effect.

Our net interest margin benefitted from the net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition in June 2009 and, to a lesser degree, the Bank of Asheville in January 2011. For the three and nine months ended September 30, 2012, we recorded $4,488,000 and $10,209,000, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. For the comparable periods of 2011, we recorded $3,356,000 and $9,921,000, respectively, in net accretion of purchase accounting premiums/discounts. The following table presents the detail of the purchase accounting adjustments that impacted net interest income.

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011

Interest income – reduced by premium amortization on loans	$(116)	(116)	(348)	(337)
Interest income – increased by accretion of loan discount	4,587	3,339	10,455	9,868
Interest expense – reduced by premium amortization of deposits	17	96	72	279
Interest expense – reduced by premium amortization of borrowings	—	37	30	111
Impact on net interest income	$4,488	3,356	10,209	9,921

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Our provisions for loan losses and nonperforming assets remain at what we believe to be elevated levels, primarily due to high unemployment rates and declining property values in our market area that negatively impact collateral dependent real estate loans.

Our total provision for loan losses was $7.1 million for the third quarter of 2012 compared to $9.1 million in the third quarter of 2011. Our total provision for loan losses was $35.1 million for the first nine months of 2012 compared to $31.4 million for the first nine months of 2011. The total provision for loan losses is comprised of provision for loan losses for non-covered loans and provision for loan losses for covered loans. (See section entitled “Summary of Loan Loss Experience” below for further discussion.)

Index

Our non-covered nonperforming assets amounted to $146 million at September 30, 2012, compared to $122 million at December 31, 2011 and $119 million at September 30, 2011. At September 30, 2012, the ratio of non-covered nonperforming assets to total non-covered assets was 4.93%, compared to 4.30% at December 31, 2011, and 4.21% at September 30, 2011. Our outlook for nonperforming non-covered assets is consistent with the recent trend, which is that we do not expect material improvement, nor deterioration, in the near future.

Our ratio of annualized net charge-offs to average non-covered loans was 1.57% for the third quarter of 2012 compared to 1.26% in the third quarter of 2011. Our ratio of annualized net charge-offs to average non-covered loans for the nine months ended September 30, 2012 was 1.28% compared to 1.66% for the first nine months of 2011.

Our nonperforming assets that are covered by FDIC loss share agreements have generally declined over the past twelve months, amounting to $158 million at September 30, 2011 compared to $141 million at December 31, 2011 and $114 million at September 30, 2012. We expect covered nonperforming assets to continue to decline (absent additional FDIC-assisted transactions) as we resolve covered nonperforming loans and dispose of covered foreclosed real estate.

Total noninterest income was $2.8 million in the third quarter of 2012 compared to $3.5 million for the third quarter of 2011. For the nine months ended September 30, 2012 and 2011, we recorded noninterest income of $9.9 million and $22.8 million, respectively. In the third quarter of 2012, higher loan discount accretion resulted in a write-down of the indemnification asset that more than offset increases to that asset relating to the provision for covered loan losses and foreclosed property losses on covered assets. This resulted in a net of $1.6 million of indemnification asset expense compared to $3.6 million in indemnification asset income recorded in the third quarter of 2011.

The significant decrease in noninterest income for the nine month period comparison is primarily the result of the previously discussed $10.2 million bargain purchase gain recorded in the acquisition of The Bank of Asheville during the first quarter of 2011.

Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income. As presented in the table below, core noninterest income for the third quarter of 2012 was $6.8 million, an increase of 14.9% over the $5.9 million reported for the third quarter of 2011. Core noninterest income for the nine months ended September 30, 2012 amounted to $18.9 million, an increase of 9.2% for the comparable period of 2011.

The following table presents our core noninterest income for the three and nine month periods ending September 30, 2012 and 2011, respectively.

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011

Service charges on deposit accounts	$3,053	3,046	8,867	8,985
Other service charges, commissions, and fees	2,275	2,040	6,634	6,025
Fees from presold mortgages	785	468	1,685	1,109
Commissions from sales of insurance and financial products	510	383	1,325	1,147
Bank-owned life insurance income	207	9	380	33
Core noninterest income	$6,830	5,946	18,891	17,299

Index

Service charges on deposit accounts amounted to $3.1 million in the third quarter of 2012 compared to $3.0 million in the third quarter of 2011. Service charges on deposit accounts amounted to $8.9 million for the first nine months of 2012 compared to $9.0 million for the first nine months of 2011. The decline in the nine month comparison is primarily due to lower overdraft fees, which is primarily attributable to new regulations that took effect on July 1, 2011 that limit our ability to charge overdraft fees.

Other service charges, commissions and fees amounted to $2.3 million in the third quarter of 2012 compared to $2.0 million in the third quarter of 2011. Other service charges, commissions and fees amounted to $6.6 million for the first nine months of 2012 compared to $6.0 million for the first nine months of 2011. The increases in 2012 are primarily attributable to increased debit card usage by our customers. We earn a small fee each time our customers make a debit card transaction.

Fees from presold mortgages amounted to $0.8 million in the third quarter of 2012 compared to $0.5 million in the third quarter of 2011. Fees from presold mortgages amounted to $1.7 million for the first nine months of 2012 compared to $1.1 million for the first nine months of 2011. The increase in these fees is primarily attributable to the low interest rate environment for home loans, which has increased refinance activity.

Commissions from sales of insurance and financial products amounted to $0.5 million and $0.4 million for the three months ended September 30, 2012 compared to the three month period ended September 30, 2011, respectively. For the nine months ended September 30, 2012, we recorded $1.3 million in commissions compared to $1.1 million for the same period of 2011. The increases in commissions are primarily a result of hiring additional wealth management specialists in order to grow this line of business.

In the second quarter of 2012, we purchased $25 million in bank-owned life insurance on certain employees. Income related to the growth of the cash value of the insurance was $0.2 million and $0.4 million for the three and nine month periods ended September 30, 2012, respectively. We had minimal amounts of bank-owned life insurance prior to 2012.

We continue to experience losses and write-downs on our foreclosed properties due to declining property values in our market area. For the third quarter of 2012, these losses amounted to $1.6 million for covered properties compared to $5.2 million in the third quarter of 2011. For each of the nine month periods ended September 30, 2011 and 2012, losses on covered properties amounted to $12.7 million.

Losses on non-covered foreclosed properties amounted to $1.0 million for the third quarter of 2012 compared to $0.9 million in 2011. For the nine months ended September 30, 2012, losses on non-covered foreclosed properties amounted to $3.0 million compared to $2.5 million for the same period of 2011.

As previously discussed, indemnification asset income (expense) is recorded to reflect additional (decreased) amounts expected to be received from the FDIC due to covered loan and foreclosed property losses arising during the reporting period. In the third quarter of 2012, higher loan discount accretion, which results in a write-down of the indemnification asset, more than offset increases to that asset resulting from loan and foreclosed property losses on covered assets. This resulted in $1.6 million of indemnification asset expense compared to $3.6 million in indemnification asset income recorded in the third quarter of 2011. For the nine months ended September 30, 2012, indemnification asset income amounted to $6.1 million compared to $10.5 million for the same period of 2011.

We recorded $0.6 million in gains on sales of securities during the first nine months of 2012 compared to $0.1 million in the comparable period of 2011.

Noninterest expenses amounted to $23.7 million in the third quarter of 2012, a 1.3% decrease from the $24.0 million recorded in the same period of 2011. Noninterest expenses for the nine months ended September 30, 2012 amounted to $71.5 million, a 0.6% decrease from the $71.9 million recorded in the first nine months of 2011. During 2012, we have emphasized cost control measures to enhance profitability.

Index

Salaries expense amounted to $10.4 million in the third quarter of 2012 compared to $10.0 million for the third quarter of 2011. Salaries expense amounted to $30.7 million for the first nine months of 2012 compared to $29.4 million for comparable period of 2011. The increase in salaries expense in 2012 is primarily associated with the hiring of additional employees in order to build our infrastructure and an initiative to expand our wealth management capabilities.

Employee benefit expense amounted to $2.5 million in the third quarter of 2012 compared to $3.1 million for the third quarter of 2011. This decrease is primarily due to lower pension expense, which amounted to $0.4 million in the third quarter of 2012 compared to $0.8 million in the third quarter of 2011. The $0.4 million in pension expense recorded in the third quarter of 2012 was a decline from the $0.6 million and the $1.0 million in pension expense in the second and first quarters of 2012, respectively. During the second quarter of 2012, we reviewed and adjusted certain assumptions used to calculate pension expense. These included a change in expected salary increases, which was changed from 5% to 3.5%, and a change in the assumption that all employees retire at age 65, which was changed to assume retirements occur on a graded basis from age 58 to age 70 based on a study of actual historical retirements. Employee benefit expense amounted to $9.2 million for each of the nine month periods ended September 30, 2012 and 2011. Higher health care costs in 2012 partially offset the lower pension expense in 2012 discussed above. In October 2012, we elected to freeze the benefits associated with each of our two pension plans effective December 31, 2012, which will substantially reduce pension expense beginning in 2013. We expect the Company to increase the amounts contributed to the 401(k) plan, which will partially offset the pension expense savings.

Other operating expenses amounted to $7.5 million and $7.9 million for the third quarters of 2012 and 2011, respectively, and $22.2 million and $23.8 million for nine month periods ended September 30, 2012 and 2011, respectively. Two of the largest categories of expense within this line item are FDIC insurance expense and collections expenses. FDIC insurance expense amounted to $0.7 million for each of the three months ended September 30, 2012 and 2011, and $2.0 million and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in FDIC insurance expense in 2012 was due to a change in the FDIC’s assessment methodology effective April 1, 2011 that was favorable for the Company.

Collection expenses on non-covered assets amounted to $1.1 million for each of the third quarters of 2012 and 2011, and $2.4 million and $2.6 million for the nine month periods ended September 30, 2012 and 2011, respectively. Collection expenses on covered assets (net of FDIC reimbursement) amounted to $0.6 and $0.3 million for the third quarters of 2012 and 2011, respectively, and $1.4 million and $1.7 million for nine months ended September 30, 2012 and 2011, respectively.

Also, for the nine months ended September 30, 2012, we recorded severance expenses of $0.4 million as an “other noninterest expense,” and in the comparable period of 2011, we recorded a fraud loss of $1.0 million in this same line item.

Merger expenses associated with The Bank of Asheville acquisition in January 2011 amounted to $12,000 and $606,000 for the three and nine months ended September 30, 2011. There were no comparable merger expenses in 2012.

For the third quarter of 2012, the provision for income taxes was $2.1 million, an effective tax rate of 32.4%, compared to $1.3 million, an effective tax rate of 33.9%, for the same period of 2011. We recorded an income tax expense of only $0.3 million for the first nine months of 2012, an effective tax rate of 11.6%, which was low due to tax-exempt income that offset the low level of pre-tax earnings. For the first nine months of 2011, the provision for income taxes was $7.1 million, an effective tax rate of 35.9%.

We accrued preferred stock dividends of $0.7 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively.  We accrued preferred stock dividends of $2.3 million and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively.  These amounts are deducted from net income in computing “net income available to common shareholders.”  The decreases in preferred dividends in 2012 are a result of the September 2011 redemption of $65 million of preferred stock related to our participation in the U.S. Treasury’s Capital Purchase Program (“CPP”, also known as “TARP”), and our concurrent issuance of $63.5 million of preferred stock to the U.S. Treasury in connection with the Treasury’s Small Business Lending Fund (“SBLF”).  Whereas the preferred dividend rate associated with the CPP preferred stock was fixed at 5% for all periods presented, the dividend rate related to the SBLF preferred stock can range from 1% to 5% per anum based upon changes in the level of “Qualified Small Business Lending” (“QSBL”).  Through September 2012, our level of QSBL has resulted in an average dividend rate of approximately 4.8%.  Based upon recent increases in the level of QBSL, we expect our preferred stock dividend rate to be at an annualized rate of 3.0% for the fourth quarter of 2012 and 1.2% for the first quarter of 2013.

Upon the redemption of the CPP preferred stock in 2011, we accreted the remaining discount associated with the issuance of that stock, which amounted to $2.5 million and is also reflected as a reduction in net income available to common shareholders.  There was no discount recorded related to the SBLF preferred stock, and therefore there is not any discount accretion being recorded in connection with that issuance.

Index

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $325,000 and $247,000 during the third quarters of 2012 and 2011, respectively, and other comprehensive income of $846,000 and $1,226,000 for the nine months ended September 30, 2012 and 2011, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at September 30, 2012 amounted to $3.32 billion, 0.6% higher than a year earlier. Total loans at September 30, 2012 amounted to $2.44 billion, a 0.4% increase from a year earlier, and total deposits amounted to $2.83 billion, a 3.8% increase from a year earlier.

The following table presents information regarding the nature of our growth for the twelve months ended September 30, 2012 and for the first nine months of 2012.

October 1, 2011 to September 30, 2012	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans – Non-covered	$2,058,724	78,350	—	2,137,074	3.8%	3.8%
Loans – Covered	373,824	(69,827)	—	303,997	-18.7%	-18.7%
Total loans	$2,432,548	8,523	—	2,441,071	0.4%	0.4%

Deposits – Noninterest bearing checking	$334,109	64,128	290	398,527	19.3%	19.2%
Deposits – Interest bearing checking	376,999	105,551	33	482,583	28.0%	28.0%
Deposits – Money market	502,235	27,223	4,004	533,462	6.2%	5.4%
Deposits – Savings	146,977	12,089	123	159,189	8.3%	8.2%
Deposits – Brokered	157,177	(10,997)	—	146,180	-7.0%	-7.0%
Deposits – Internet time	40,120	(21,602)	—	18,518	-53.8%	-53.8%
Deposits – Time>$100,000	567,347	(7,999)	2,897	562,245	-0.9%	-1.4%
Deposits – Time<$100,000	604,440	(72,748)	2,068	533,760	-11.7%	-12.0%
Total deposits	$2,729,404	95,645	9,415	2,834,464	3.8%	3.5%

January 1, 2012 to September 30, 2012
Loans – Non-covered	$2,069,152	67,922	—	2,137,074	3.3%	3.3%
Loans – Covered	361,234	(57,237)	—	303,997	-15.8%	-15.8%
Total loans	$2,430,386	10,685	—	2,441,071	0.4%	0.4%

Deposits – Noninterest bearing checking	$335,833	62,404	290	398,527	18.7%	18.6%
Deposits – Interest bearing checking	423,452	59,098	33	482,583	14.0%	14.0%
Deposits – Money market	509,801	19,657	4,004	533,462	4.6%	3.9%
Deposits – Savings	146,481	12,585	123	159,189	8.7%	8.6%
Deposits – Brokered	157,408	(11,228)	—	146,180	-7.1%	-7.1%
Deposits – Internet time	29,902	(11,384)	—	18,518	-38.1%	-38.1%
Deposits – Time>$100,000	575,408	(16,060)	2,897	562,245	-2.3%	-2.8%
Deposits – Time<$100,000	576,752	(45,060)	2,068	533,760	-7.5%	-7.8%
Total deposits	$2,755,037	70,012	9,415	2,834,464	2.9%	2.5%

As derived from the table above, for the twelve months period ending September 30, 2012, our non-covered loans increased by $78 million, or 3.8%, which was partially offset by a $70 million decline in our covered loans. Over that same period, total deposits increased $105 million, or 3.8%. For the first nine months of 2012, non-covered loans increased $68 million, or 3.3%, which was partially offset by a $57 million decline in our covered loans. During the first nine months of 2012, total deposits increased by $79 million, or 2.9%. In the third quarter of 2012, we acquired a branch in Wilmington, North Carolina with approximately $9 million in deposits and no loans (see Note 4 for more information). Although our covered loan balances continue to decline as expected, our non-covered loans have experienced growth for the past five quarters, and we are actively pursuing lending opportunities in order to improve our asset yields, as well as to potentially decrease the dividend rate on our SBLF preferred stock (see Note 15 to the consolidated financial statements for more information).

Index

For the nine and twelve months preceding September 30, 2012, internal growth in our lowest cost deposits outpaced the decline in our higher cost deposits, which resulted in a net increase in deposits. A portion of the $106 million increase in interest bearing checking accounts during the twelve months ended September 30, 2012 was caused by the shifting of repurchase agreements (securities sold under agreements to repurchase) to interest bearing checking accounts during late 2011 and early 2012. In July 2011, the Dodd-Frank Act repealed certain sections of the Federal Reserve Act that prohibited payment of interest on commercial demand accounts. With this prohibition removed, we began to pay interest on certain types of commercial demand accounts, as we encouraged our customers with repurchase agreements to switch to commercial checking accounts, which eliminated the need to sell/pledge our investment securities. Securities sold under agreements to repurchase were $60 million at September 30, 2011, $17 million at December 31, 2011 and $0 at September 30, 2012.

The mix of our loan portfolio remains substantially the same at September 30, 2012 compared to December 31, 2011. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Note 8 to the consolidated financial statements presents additional detailed information regarding our mix of loans, including a break-out between loans covered by FDIC loss share agreements and non-covered loans.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest, and foreclosed real estate. As previously discussed, as a result of two FDIC-assisted transactions, we entered into loss share agreements that afford us significant protection from losses from all loans and foreclosed real estate acquired in those acquisitions.

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

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	September 30, 2012	December 31, 2011	September 30, 2011

Non-covered nonperforming assets
Nonaccrual loans	$69,413	73,566	75,013
Restructured loans – accruing	38,522	11,720	11,257
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	107,935	85,286	86,270
Foreclosed real estate	38,065	37,023	32,673
Total non-covered nonperforming assets	$146,000	122,309	118,943

Covered nonperforming assets (1)
Nonaccrual loans (2)	$37,619	41,472	36,536
Restructured loans – accruing	17,945	14,218	16,912
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	55,564	55,690	53,448
Foreclosed real estate	58,367	85,272	104,785
Total covered nonperforming assets	$113,931	140,962	158,233

Total nonperforming assets	$259,931	263,271	277,176

Asset Quality Ratios – All Assets
Net charge-offs to average loans – annualized	1.80% QTD, 1.48% YTD	2.00% YTD	1.87% QTD, 2.34% YTD
Nonperforming loans to total loans	6.70%	5.80%	5.74%
Nonperforming assets to total assets	7.82%	8.00%	8.39%
Allowance for loan losses to total loans	2.03%	1.70%	1.55%
Allowance for loan losses to nonperforming loans	30.30%	29.38%	26.95%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	1.57% QTD, 1.28% YTD	1.52% YTD	1.26% QTD, 1.66% YTD
Non-covered nonperforming loans to non-covered loans	5.05%	4.12%	4.19%
Non-covered nonperforming assets to total non-covered assets	4.93%	4.30%	4.21%
Allowance for loan losses to non-covered loans	2.11%	1.72%	1.67%
Allowance for loan losses to non-covered nonperforming loans	41.83%	41.75%	39.87%

(1)	Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.
(2)	At September 30, 2012, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $67.9 million.

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

Index

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At Sept. 30, 2012	At Dec. 31, 2011	At Sept. 30, 2011
Commercial, financial, and agricultural	$4,423	3,300	2,798
Real estate – construction, land development, and other land loans	36,598	48,467	47,092
Real estate – mortgage – residential (1-4 family) first mortgages	25,089	24,133	27,346
Real estate – mortgage – home equity loans/lines of credit	5,743	7,255	6,671
Real estate – mortgage – commercial and other	32,299	28,491	24,786
Installment loans to individuals	2,880	3,392	2,856
Total nonaccrual loans	$107,032	115,038	111,549

The following segregates our nonaccrual loans at September 30, 2012 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$231	4,192	4,423
Real estate – construction, land development, and other land loans	18,031	18,567	36,598
Real estate – mortgage – residential (1-4 family) first mortgages	8,242	16,847	25,089
Real estate – mortgage – home equity loans/lines of credit	941	4,802	5,743
Real estate – mortgage – commercial and other	10,113	22,186	32,299
Installment loans to individuals	61	2,819	2,880
Total nonaccrual loans	$37,619	69,413	107,032

The following segregates our nonaccrual loans at December 31, 2011 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$469	2,831	3,300
Real estate – construction, land development, and other land loans	21,203	27,264	48,467
Real estate – mortgage – residential (1-4 family) first mortgages	10,134	13,999	24,133
Real estate – mortgage – home equity loans/lines of credit	1,231	6,024	7,255
Real estate – mortgage – commercial and other	8,212	20,279	28,491
Installment loans to individuals	223	3,169	3,392
Total nonaccrual loans	$41,472	73,566	115,038

At September 30, 2012, troubled debt restructurings (covered and non-covered) amounted to $56.5 million, compared to $25.9 million at December 31, 2011, and $28.2 million at September 30, 2011. Troubled debt restructurings (TDRs) are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. As part of a routine regulatory exam that concluded in the third quarter of 2012, we reclassified approximately $12 million of non-covered performing loans to TDR status in the second quarter of 2012 and another $18 million in the third quarter of 2012. Of the $38.5 million of non-covered TDRs at September 30, 2012, approximately $37.1 million were current or past due less than thirty days. Other than reclassifying these loans to a nonperforming asset category for disclosure purposes, the reclassifications did not impact our financial statements.

Non-covered foreclosed real estate has increased over the past year, amounting to $38.1 million at September 30, 2012, $37.0 million at December 31, 2011, and $32.7 million at September 30, 2011. At September 30, 2012, we also held $58.4 million in foreclosed real estate that is subject to the loss share agreements with the FDIC, which is a decline from $85.3 million at December 31, 2011 and $104.8 million at September 30, 2011. We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

Index

The following table presents the detail of all of our foreclosed real estate at each period end (covered and non-covered):

($ in thousands)	At September 30, 2012	At December 31, 2011	At September 30, 2011
Vacant land	$60,804	76,341	88,099
1-4 family residential properties	23,126	33,724	37,200
Commercial real estate	12,502	12,230	12,159
Total foreclosed real estate	$96,432	122,295	137,458

The following segregates our foreclosed real estate at September 30, 2012 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$42,450	18,354	60,804
1-4 family residential properties	9,020	14,106	23,126
Commercial real estate	6,897	5,605	12,502
Total foreclosed real estate	$58,367	38,065	96,432

The following segregates our foreclosed real estate at December 31, 2011 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$59,994	16,347	76,341
1-4 family residential properties	17,362	16,362	33,724
Commercial real estate	7,916	4,314	12,230
Total foreclosed real estate	$85,272	37,023	122,295

Index

The following table presents geographical information regarding our nonperforming assets at September 30, 2012.

	As of September 30, 2012
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$49,172	21,723	70,895	$529,000	13.4%
Triangle Region (NC)	—	39,684	39,684	784,000	5.1%
Triad Region (NC)	—	20,675	20,675	382,000	5.4%
Charlotte Region (NC)	—	3,760	3,760	95,000	4.0%
Southern Piedmont Region (NC)	684	6,937	7,621	228,000	3.3%
Western Region (NC)	5,660	4	5,664	62,000	9.1%
South Carolina Region	48	7,520	7,568	136,000	5.6%
Virginia Region	—	6,229	6,229	214,000	2.9%
Other	—	1,403	1,403	10,000	14.0%
Total nonaccrual loans and troubled debt restructurings	$55,564	107,935	163,499	$2,440,000	6.7%

Foreclosed Real Estate (1)
Eastern Region (NC)	$45,604	11,929	57,533
Triangle Region (NC)	—	7,954	7,954
Triad Region (NC)	—	8,146	8,146
Charlotte Region (NC)	—	3,084	3,084
Southern Piedmont Region (NC)	—	1,418	1,418
Western Region (NC)	12,675	—	12,675
South Carolina Region	88	4,779	4,867
Virginia Region	—	755	755
Other	—	—	—
Total foreclosed real estate	$58,367	38,065	96,432

(1)	The counties comprising each region are as follows:

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

The current economic environment has resulted in an increase in our classified and nonperforming assets, which has led to elevated provisions for loan losses. Our total provision for loan losses was $35.1 million for the first nine months of 2012 compared to $31.4 million in the first nine months of 2011. The total provision for loan losses is comprised of provisions for loan losses for non-covered loans and provisions for loan losses for covered loans, as discussed in the following paragraphs.

Index

The provision for loan losses on non-covered loans amounted to $6.0 million in the third quarter of 2012 compared to $6.4 million in the third quarter of 2011. The decline in provision was primarily due to stabilization in our assessment of the losses associated with our nonperforming non-covered loans. For the nine months ended September 30, 2012 and 2011, our provision for loan losses on non-covered loans amounted to $29.7 million and $21.6 million, respectively. The increase resulted from refinements to our loan loss model and internal control changes occurring in the first quarter of 2012 that resulted in a realignment of departmental responsibilities for determining our allowance for loan losses.  As a result of the changes, an internal review of selected nonperforming loan relationships was conducted, which applied more conservative assumptions to estimate the probable losses.  We believe that the additional reserves established may lead to a more timely resolution of the related credits.

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

For the three months ended September 30, 2012 and 2011, we recorded $1.1 million and $2.7 million, respectively, in provisions for loan losses for covered loans. We recorded $5.4 million and $9.8 million in provisions for loan losses for covered loans for the nine months ended September 30, 2012 and 2011, respectively. The lower provisions in 2012 were due to stabilization in our assessment of the losses associated with our nonperforming covered loans. Because of the FDIC loss-share agreements in place for these loans, the FDIC indemnification asset was adjusted upwards by 80% of the amount of the provisions.

For the first nine months of 2012, we recorded $27.0 million in net charge-offs, compared to $43.2 million for the comparable period of 2011. The net charge-offs in 2012 included $6.8 million of covered loans and $20.2 million of non-covered loans, whereas in 2011 net charge-offs included $17.7 million of covered loans and $25.5 million of non-covered loans. During 2011, a large amount of loans that had specific reserves due to concerns about collectability were determined to be confirmed losses, and partial charge-offs were recorded. The charge-offs in 2012 continue a trend that began in 2010, with charge-offs being concentrated in the construction and land development real estate categories. These types of loans have been impacted the most by the recession and decline in new housing.

The allowance for loan losses amounted to $49.5 million at September 30, 2012, compared to $41.4 million at December 31, 2011 and $37.7 million at September 30, 2011. At September 30, 2012, December 31, 2011, and September 30, 2011, the allowance for loan losses attributable to covered loans was $4.4 million, $5.8 million, and $3.3 million, respectively. The allowance for loan losses for non-covered loans amounted to $45.2 million, $35.6 million, and $34.4 million at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. The increase in the allowance for losses at September 30, 2012 compared to prior periods is primarily due to the high provision for loan losses recorded in the first quarter of 2012.

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

Index

In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and value of foreclosed real estate. Such agencies may require us to recognize adjustments to the allowance or the carrying value of foreclosed real estate based on their judgments about information available at the time of their examinations.

For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries, additions to the allowance for loan losses that have been charged to expense.

	Nine Months Ended September 30,	Twelve Months Ended December 31,	Nine Months Ended September 30,
($ in thousands)	2012	2011	2011
Loans outstanding at end of period	$2,441,071	2,430,386	2,432,548
Average amount of loans outstanding	$2,433,964	2,461,995	2,471,804

Allowance for loan losses, at beginning of year	$41,418	49,430	49,430
Provision for loan losses	35,095	41,301	31,423
	76,513	90,731	80,853
Loans charged off:
Commercial, financial, and agricultural	(2,476)	(2,358)	(1,616)
Real estate – construction, land development & other land loans	(13,533)	(25,604)	(24,188)
Real estate – mortgage – residential (1-4 family) first mortgages	(3,894)	(12,045)	(9,344)
Real estate – mortgage – home equity loans / lines of credit	(2,771)	(3,195)	(2,561)
Real estate – mortgage – commercial and other	(4,512)	(7,180)	(5,369)
Installment loans to individuals	(1,590)	(1,600)	(1,517)
Total charge-offs	(28,776)	(51,982)	(44,595)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	49	314	43
Real estate – construction, land development & other land loans	1,054	919	228
Real estate – mortgage – residential (1-4 family) first mortgages	55	492	147
Real estate – mortgage – home equity loans / lines of credit	354	375	334
Real estate – mortgage – commercial and other	51	119	39
Installment loans to individuals	248	450	605
Total recoveries	1,811	2,669	1,396
Net charge-offs	(26,965)	(49,313)	(43,199)
Allowance for loan losses, at end of period	$49,548	41,418	37,654

Ratios:
Net charge-offs as a percent of average loans (annualized)	1.48%	2.00%	2.34%
Allowance for loan losses as a percent of loans at end of period	2.03%	1.70%	1.55%

Index

The following table discloses the activity in the allowance for loan losses for the nine months ended September 30, 2012, segregated into covered and non-covered.

	As of and for the nine months ended September 30, 2012
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$303,997	2,137,074	2,441,071
Average amount of loans outstanding	$332,557	2,101,407	2,433,964

Allowance for loan losses, at beginning of year	$5,808	35,610	41,418
Provision for loan losses	5,374	29,721	35,095
	11,182	65,331	76,513
Loans charged off:
Commercial, financial, and agricultural	—	(2,476)	(2,476)
Real estate – construction, land development & other land loans	(4,799)	(8,734)	(13,533)
Real estate – mortgage – residential (1-4 family) first mortgages	(925)	(2,969)	(3,894)
Real estate – mortgage – home equity loans / lines of credit	(171)	(2,600)	(2,771)
Real estate – mortgage – commercial and other	(742)	(3,770)	(4,512)
Installment loans to individuals	(151)	(1,439)	(1,590)
Total charge-offs	(6,788)	(21,988)	(28,776)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	—	49	49
Real estate – construction, land development & other land loans	—	1,054	1,054
Real estate – mortgage – residential (1-4 family) first mortgages	—	55	55
Real estate – mortgage – home equity loans / lines of credit	—	354	354
Real estate – mortgage – commercial and other	—	51	51
Installment loans to individuals	—	248	248
Total recoveries	—	1,811	1,811
Net charge-offs	(6,788)	(20,177)	(26,965)
Allowance for loan losses, at end of period	$4,394	45,154	49,548

Index

The following table discloses the activity in the allowance for loan losses for the nine months ended September 30, 2011, segregated into covered and non-covered.

	As of and for the nine months ended September 30, 2011
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$373,824	2,058,724	2,432,548
Average amount of loans outstanding	$420,683	2,051,121	2,471,804

Allowance for loan losses, at beginning of year	$11,155	38,275	49,430
Provision for loan losses	9,805	21,618	31,423
	20,960	59,893	80,853
Loans charged off:
Commercial, financial, and agricultural	(195)	(1,421)	(1,616)
Real estate – construction, land development & other land loans	(11,240)	(12,948)	(24,188)
Real estate – mortgage – residential (1-4 family) first mortgages	(3,797)	(5,547)	(9,344)
Real estate – mortgage – home equity loans / lines of credit	(868)	(1,693)	(2,561)
Real estate – mortgage – commercial and other	(1,488)	(3,881)	(5,369)
Installment loans to individuals	(115)	(1,402)	(1,517)
Total charge-offs	(17,703)	(26,892)	(44,595)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	—	43	43
Real estate – construction, land development & other land loans	—	228	228
Real estate – mortgage – residential (1-4 family) first mortgages	—	147	147
Real estate – mortgage – home equity loans / lines of credit	—	334	334
Real estate – mortgage – commercial and other	—	39	39
Installment loans to individuals	—	605	605
Total recoveries	—	1,396	1,396
Net charge-offs	(17,703)	(25,496)	(43,199)
Allowance for loan losses, at end of period	$3,257	34,397	37,654

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at September 30, 2012, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2011.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following sources - 1) an approximately $389 million line of credit with the Federal Home Loan Bank (of which $65 million was outstanding at September 30, 2012), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at September 30, 2012), and 3) an approximately $93 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at September 30, 2012). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was further reduced by $143 million at September 30, 2012 and $203 million at December 31, 2011, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $324 million at September 30, 2012 compared to $227 million at December 31, 2011.

Index

Our overall liquidity has increased since September 30, 2011. Our deposits have increased $105 million, while our loans have only increased $9 million. As a result, our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 15.8% at September 30, 2011 to 17.0% at September 30, 2012.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in derivative activities through September 30, 2012, and have no current plans to do so.

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

Index

At September 30, 2012, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	Sept. 30, 2012	June 30, 2012	Dec. 31, 2011	Sept. 30, 2011
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	14.99%	14.94%	15.46%	15.66%
Minimum required Tier I capital	4.00%	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.26%	16.21%	16.72%	16.91%
Minimum required total risk-based capital	8.00%	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	10.06%	9.98%	10.21%	10.26%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At September 30, 2012, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 6.46% at September 30, 2012 compared to 6.58% at December 31, 2011 and 6.75% at September 30, 2011.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On August 24, 2012, we reported that we had completed the acquisition of approximately $9 million in deposits from the Gateway Bank & Trust Co. branch located at 901 Military Cutoff Road, Wilmington, North Carolina. The acquired accounts were transferred to a nearby branch of First Bank.

•	On September 26, 2012, First Bank entered into an agreement to assume all of the deposits, totaling approximately $64 million, and acquire selected performing loans, totaling approximately $22 million, of the Four Oaks Bank & Trust Company branches located in Southern Pines, North Carolina and Rockingham, North Carolina. We will acquire the Rockingham branch building, while the Southern Pines branch facility will not be acquired. The deposits and loans of the Southern Pines branch will be initially assigned to the First Bank branch located at nearby Pinecrest Plaza. The transaction is expected to close in the first quarter of 2013, subject to regulatory approval.

•	We are relocating our Biscoe, North Carolina branch and expect to re-open in a new building on December 3, 2012.

•	We expect to complete the relocation of our branch in Fort Chiswell, Virginia in the fourth quarter of 2012.

•	We are closing our Reynolds branch in Asheville, North Carolina on December 28, 2012. We will continue to serve the Asheville market with four branches.

•	On August 28, 2012, the Company announced a quarterly cash dividend of $0.08 cents per share payable on October 25, 2012 to shareholders of record on September 30, 2012. This is the same dividend rate as the Company declared in the third quarter of 2011.

SHARE REPURCHASES

We repurchased 148 shares of our common stock during the first nine months of 2012 in two private transactions. At September 30, 2012, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.72% (realized in 2011). During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of September 30, 2012) to a high of 7.75% (2007). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At September 30, 2012, approximately 78% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Index

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at September 30, 2012, we had approximately $684 million more in interest-bearing liabilities that are subject to interest rate changes within one year than we had in earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2012 are deposits totaling $1.2 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer term maturity instruments carry higher interest rates than short term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. Due to the prolonged negative economic environment, the Federal Reserve has taken recent steps to suppress the long-term interest rates in an effort to boost the housing market, increase employment, and stimulate the economy. In the marketplace, longer-term interest rates have decreased, while short-term rates have remained relatively stable. For example, from September 30, 2011 to September 30, 2012, the interest rate on three-month treasury bills rose by 8 basis points, but the interest rate for seven-year treasury notes decreased by 39 basis points. This has resulted in a “flattening” of the yield curve and is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which reduces our net interest margin.

The Federal Reserve has made no changes to interest rates since 2008, and since that time we have been able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as short-term rates are already near zero, we will be unlikely to continue the trend of reducing our funding costs. We also continue to experience downward pressure on our loan yields due to the interest rate environment described above and competitive pressures.

Index

As previously discussed in the section entitled “Net Interest Income and Net Interest Margin,” our net interest income was impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $10.5 million and $9.9 million for the first nine months of 2012 and 2011, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some or all of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or are paid off, the remaining discount will be accreted into income on an accelerated basis, which in the event of total payoff will result in the remaining discount being entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility.

Based on our most recent interest rate modeling, which assumes no changes in interest rates for at least the next twelve months (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin will experience some compression over the next twelve months. We expect loan yields to continue to trend downwards.

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

Index

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2012 to July 31, 2012	—	—	—	214,241
August 1, 2012 to August 31, 2012	—	—	—	214,241
September 1, 2012 to September 30, 2012	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended September 30, 2012.

There were no unregistered sales of our securities during the three months ended September 30, 2012.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series A Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

4.c	Warrant for Purchase of Shares of Common Stock was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

Index

4.d	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

10.a	Employment Agreement between the Company and Richard H. Moore dated August 28, 2012. (*)

10.b	Purchase and Assumption Agreement among Four Oaks Bank & Trust Company and Four Oaks Fincorp, Inc. and First Bank, dated as of September 26, 2012.

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (1)

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

________________

(1)	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 9, 2012	BY:/s/ Richard H. Moore
Richard H. Moore
President
(Principal Executive Officer),
Treasurer and Director

November 9, 2012	BY:/s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

November 9, 2012	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer

Page 72