Form 10-K
period 2012-12-31
FIRST BANCORP /NC/
filed 2013-03-15
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2012 as reported by The NASDAQ Global Select Market, was approximately $134,981,359.

The number of shares of the registrant’s Common Stock outstanding on February 28, 2013 was 19,671,775.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

3

*	Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2013.

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

PART I

Item 1. Business

General Description

First Bancorp (the “Company”) is a bank holding company. Our principal activity is the ownership and operation of First Bank (the “Bank”), a state-chartered bank with its main office in Troy, North Carolina. The Company is also the parent to a series of statutory business trusts organized under the laws of the State of Delaware that were created for the purpose of issuing trust preferred debt securities. Our outstanding debt associated with these trusts was $46.4 million at December 31, 2012 and 2011.

The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. The Bank’s main office is in Troy, population 3,500, located in the center of Montgomery County, approximately 60 miles east of Charlotte, 50 miles south of Greensboro, and 80 miles southwest of Raleigh. As of December 31, 2012, we conducted business from 97 branches covering a geographical area from Little River, South Carolina to the southeast, to Wilmington, North Carolina to the east, to Kill Devil Hills, North Carolina to the northeast, to Salem, Virginia to the north, to Abingdon, Virginia to the northwest, and to Asheville, North Carolina to the west. We also have loan production offices in Greenville, North Carolina and Blacksburg, Virginia. Of the Bank’s 97 branches, 81 branches are in North Carolina, nine branches are in South Carolina and seven branches are in Virginia (where we operate under the name “First Bank of Virginia”). Ranked by assets, the Bank was the fourth largest bank headquartered in North Carolina as of December 31, 2012.

On June 19, 2009, we acquired substantially all of the assets and liabilities of Cooperative Bank, which had been closed earlier that day by regulatory authorities. Cooperative Bank operated through twenty-four branches located primarily in the coastal region of North Carolina. In connection with the acquisition, we assumed assets with a book value of $959 million, including $829 million in loans and $706 million in deposits. The loans and foreclosed real estate purchased in the acquisition are covered by loss share agreements between the Federal Deposit Insurance Corporation (FDIC) and First Bank which affords the Bank significant loss protection. We recorded a gain of $67.9 million as a result of this acquisition. Additional information regarding this transaction is contained in the Company’s 2009 Annual Report on Form 10-K.

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

As of December 31, 2012, the Bank had two wholly owned subsidiaries, First Bank Insurance Services, Inc. (“First Bank Insurance”) and First Troy SPE, LLC. First Bank Insurance’s primary business activity is the placement of property and casualty insurance coverage. First Troy SPE, LLC, which was organized in December 2009, is a holding entity for certain foreclosed properties.

Our principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and our telephone number is (910) 576-6171. Unless the context requires otherwise, references to the “Company,” “we,” “our,” or “us” in this annual report on Form 10-K shall mean collectively First Bancorp and its consolidated subsidiaries.

General Business

We engage in a full range of banking activities, with the acceptance of deposits and the making of loans being our most basic activities. We offer deposit products such as checking, savings, and money market accounts, as well as time deposits, including various types of certificates of deposits (CDs) and individual retirement accounts (IRAs). We provide loans for a wide range of consumer and commercial purposes, including loans for business, agriculture, real estate, personal uses, home improvement and automobiles. We also offer credit cards, debit cards, letters of credit, safe deposit box rentals and electronic funds transfer services, including wire transfers. In addition, we offer internet banking, mobile banking, cash management and bank-by-phone capabilities to our customers, and are affiliated with ATM networks that give our customers access to 67,000 ATMs, with no surcharge fee. In 2007, we introduced remote deposit capture, which provides business customers with a method to electronically transmit checks received from customers into their bank account without having to visit a branch. In 2008, we joined the Certificate of Deposit Account Registry Service (CDARS), which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank branch.

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

Territory Served and Competition

Our headquarters are located in Troy, Montgomery County, North Carolina. At the end of 2012, we served primarily the south central region (sometimes called the Piedmont region), the central mountain region and the eastern coastal region of North Carolina, with additional operations in northeastern South Carolina and southwestern Virginia. The following table presents, for each county where we operated as of December 31, 2012, the number of bank branches operated by the Company within the county, the approximate amount of deposits with the Company in the county as of December 31, 2012, our approximate deposit market share at June 30, 2012, and the number of bank competitors located in the county at June 30, 2012.

County	Number of Branches	Deposits (in millions)	Market Share	Number of Competitors
Anson, NC	1	$12	4.5%	5
Beaufort, NC	3	36	2.9%	7
Bladen, NC	1	24	10.2%	5
Brunswick, NC	4	96	5.8%	11
Buncombe, NC	4	96	2.3%	19
Cabarrus, NC	2	38	2.1%	11
Carteret, NC	2	21	2.3%	8
Chatham, NC	2	73	9.8%	10
Chesterfield, SC	3	55	15.1%	7
Columbus, NC	2	29	4.6%	5
Dare, NC	1	17	1.8%	10
Davidson, NC	3	97	4.0%	10
Dillon, SC	3	69	24.4%	3
Duplin, NC	3	117	26.2%	7
Florence, SC	2	32	1.7%	13
Guilford, NC	1	58	0.7%	20
Harnett, NC	3	114	13.4%	9
Horry, SC	1	4	0.1%	23
Iredell, NC	2	31	1.4%	22
Lee, NC	4	188	24.2%	10
Montgomery, NC	5	106	39.1%	4
Montgomery, VA	2	59	3.3%	13
Moore, NC	11	421	25.7%	11
New Hanover, NC	5	158	3.8%	20
Onslow, NC	2	41	3.9%	9
Pulaski, VA	1	26	6.5%	8
Randolph, NC	4	71	4.4%	15
Richmond, NC	1	19	3.3%	6
Roanoke, VA	1	4	0.0%	13
Robeson, NC	5	195	18.5%	9
Rockingham, NC	1	29	2.7%	11
Rowan, NC	2	53	3.3%	13
Scotland, NC	2	61	18.0%	6
Stanly, NC	4	94	9.9%	6
Wake, NC	1	25	0.1%	31
Washington, VA	1	32	3.1%	16
Wythe, VA	2	79	13.8%	11
Brokered & Internet Deposits	—	141
Total	97	$2,821

Our branches and facilities are primarily located in small communities whose economies are based primarily on services, manufacturing and light industry. Although our market is predominantly small communities and rural areas, the market area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products, and chicken hatcheries are among the leading manufacturing industries in the trade area. Leading producers of lumber and rugs are located in Montgomery County, North Carolina. The Pinehurst area within Moore County, North Carolina, is a widely known golf resort and retirement area. The High Point, North Carolina, area is widely known for its furniture market. New Hanover and Brunswick Counties, located in the southeastern coastal region of North Carolina, are popular with tourists and have significant retirement populations. Buncombe County, located in the western region of North Carolina, is a highly diverse area with industries in manufacturing, service, and tourism. Additionally, several of the communities served by the Company are “bedroom” communities of large cities like Charlotte, Raleigh and Greensboro, while several branches are located in medium-sized cities such as Albemarle, Asheboro, High Point, Southern Pines and Sanford. We also have branches in small communities such as Bennett, Polkton, Vass, and Harmony.

Approximately 15% of our deposit base is in Moore County. Accordingly, material changes in competition, the economy or population of Moore County could materially impact the Company. No other county comprises more than 10% of our deposit base.

We compete in our various market areas with, among others, several large interstate bank holding companies. These large competitors have substantially greater resources than us, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions. A significant number of interstate banking acquisitions have taken place in the past decade, thus further increasing the size and financial resources of some of our competitors, some of which are among the largest bank holding companies in the nation. In many of our markets, we also compete against banks that have been organized within the past ten to fifteen years. Until recently, these new banks often focused on loan and deposit balance sheet growth, and not necessarily on earnings profitability, which often resulted in them offering more attractive terms on loans and deposits than we were willing to offer in light of our profitability goals. Due to capital considerations, most of these banks are no longer seeking balance sheet growth. This has increased our ability to compete for loans, but the same banks continue to offer premium rates on deposits, presumably in an effort to maintain maximum liquidity during these challenging economic times. Moore County, which as noted above comprises a disproportionate share of our deposits, is a particularly competitive market, with at least eleven other financial institutions having a physical presence.

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

A committee of our board of directors reviews and approves loans that exceed management’s lending authority, loans to executive officers, directors, and their affiliates and, in certain instances, other types of loans. New credit extensions are reviewed daily by our senior management and at least monthly by our board committee.

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

Our Chief Investment Officer implements the investment policy, monitors the investment portfolio, recommends portfolio strategies and reports to the Company’s Investment Committee. The Investment Committee generally meets on a quarterly basis to review investment activity and to assess the overall position of the securities portfolio. The Investment Committee compares our securities portfolio with portfolios of other companies of comparable size. In addition, reports of all purchases, sales, issuer calls, net profits or losses and market appreciation or depreciation of the securities portfolio are reviewed by our board of directors. Once a quarter, our interest rate risk exposure is evaluated by our board of directors. Each year, the written investment policy is approved by the board of directors.

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

In addition to the traditional acquisitions discussed above, in both 2009 and 2011 we acquired the operations of failed banks in FDIC-assisted transactions. On June 19, 2009, we acquired substantially all of the assets and liabilities of Cooperative Bank in a FDIC-assisted transaction. Cooperative Bank operated through twenty-one branches in North Carolina and three branches in South Carolina in the same markets in which the Bank was already operating, as well as in several new, mostly contiguous markets. In connection with the acquisition, the Bank assumed assets with a book value of $959 million, including $829 million in loans and $706 million in deposits. See the Company’s 2009 Annual Report on Form 10-K for more information on this acquisition.

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

On August 24, 2012, we completed the purchase of a branch of Gateway Bank & Trust Co. located in Wilmington, North Carolina. We assumed the branch’s $9 million in deposits. No loans were acquired in this transaction. We also did not purchase the branch building, but instead transferred the acquired accounts to one of our nearby existing branches.

At December 31, 2012, we had one pending acquisition. On September 26, 2012, we entered into an agreement to assume all of the deposits, totaling approximately $64 million, and acquire selected performing loans, totaling approximately $22 million, of the Four Oaks Bank & Trust Company branches located in Southern Pines, North Carolina and Rockingham, North Carolina. We have agreed to acquire the Rockingham branch building, while the Southern Pines branch facility will not be acquired. The deposits and loans of the Southern Pines branch will be initially assigned to a First Bank branch located nearby. The transaction is expected to close in the first quarter of 2013, subject to regulatory approval.

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

Employees

As of December 31, 2012, we had 810 full-time and 42 part-time employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

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

A bank holding company is required to file quarterly reports and other information regarding its business operations and those of its subsidiaries with the Federal Reserve Board. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to making certain acquisitions of other institutions or voting securities. The Federal Reserve Board requires the Company to maintain certain levels of capital - see “Capital Resources and Shareholders’ Equity” under Item 7 below. The Federal Reserve Board also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the Federal Reserve Board. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend that would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements which might adversely affect a bank holding company’s financial position. Under the Federal Reserve Board policy, a bank holding company is not permitted to continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

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

Interested financial institutions were required to submit an application and a small business lending plan. Less than half of the financial institutions that applied for the SBLF were approved. We were one of the institutions approved, and on September 1, 2011, we completed the sale of $63.5 million of Series B preferred stock to the Treasury under the SBLF. Under the terms of the stock purchase agreement, the Treasury received 63,500 shares of Series B non-cumulative perpetual preferred stock with a liquidation value of $1,000 per share, in exchange for $63.5 million. As noted above, we used the $63.5 million received from this issuance along with $1.5 million of existing Company funds to redeem the $65 million of preferred stock issued to the Treasury as part of the Capital Purchase Program. The initial dividend rate on SBLF preferred stock was 5%. Depending on our success in meeting certain loan growth targets to small businesses, the dividend rate could decrease to as low as 1% for a period of time. Based on our level of small business lending as of December 31, 2012, we expect that our dividend rate will be 1% beginning April 1, 2013. See Note 19 to the consolidated financial statements for more information.

FDIC Insurance

As a member of the FDIC, the Bank’s deposits are insured by the FDIC. For this protection, each member bank pays a quarterly statutory assessment (which was previously based on deposits, but is now based on average total assets less average tangible equity) and is subject to the rules and regulations of the FDIC.

In December 2009, the FDIC required banks to prepay their estimated insurance premiums for 2010 through 2012, which resulted in the Bank prepaying approximately $16.9 million in premiums. This prepaid amount is being recorded as expense on our books as it is incurred. We recognized approximately $4.4 million in FDIC insurance expense in 2010.

In February 2011, the FDIC announced changes to the deposit insurance program whereby FDIC deposit insurance assessments are based on average total assets less average tangible equity instead of the previous methodology that was based on deposits. Also, new assessment rates were adopted. The new assessment methodology and assessment rates became effective April 1, 2011. These changes were favorable to our insurance rates, and we recognized approximately $3.0 million and $2.7 million in FDIC insurance expense in 2011 and 2012, respectively, compared to the previously noted insurance expense of $4.4 million in 2010.

Legislative and Regulatory Developments

Given the ongoing financial crisis and the current presidential administration, legislation that would affect regulation in the banking industry is introduced in most legislative sessions. The most significant recent legislative and regulatory developments impacting the Company are 1) the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, 2) Automated Overdraft Payment Regulation, and 3) Basel III, each of which is discussed below.

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

Deposit Insurance.  The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits, which was an increase from the previous limit of $100,000. The Act also provided for unlimited deposit insurance coverage on non-interest bearing transaction accounts at all insured depository institutions effective December 31, 2010 through December 31, 2012. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (DIF) will be calculated. Under the amendments, which became effective on April 1, 2011, the FDIC assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act also changed the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds by September 30, 2020.

Interest on Demand Deposits. The Dodd-Frank Act provided that beginning July 21, 2011 depository institutions were permitted to pay interest on business demand deposits with no limit on the number of monthly withdrawals. Prior to July 21, 2011, we entered into securities repurchase agreements with business customers in order to allow them to earn interest on their excess funds. With the prohibition of paying interest now removed, we have been able to pay interest on our customers’ deposits without the need to enter into a securities repurchase agreement. During 2011 and 2012, approximately $38 million and $17 million, respectively, in liabilities previously classified as “securities sold under agreements to repurchase” were moved to the “interest-bearing checking accounts” category. We did not experience a material increase in total interest expense, but rather only an insignificant amount of reclassification among interest expense categories as a result of these changes.

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

The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act also authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. On January 10, 2013, the CFPB published final rules to, among other things, define “qualified mortgage” and specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan's monthly payments. For example, the rules extend the requirement that creditors verify and document a borrower's “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules will take effect on January 10, 2014. The Dodd-Frank Act also permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Compliance with any such new regulations established by the CFPB and/or states could reduce our revenue, increase our cost of operations, and limit our ability to expand into certain products and services.

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

Proposed Changes to Regulatory Capital Requirement under Basel III

In June 2012, the federal banking agencies issued a series of proposed rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III.” The proposed revisions, if adopted, would establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The proposed new capital requirements would apply to all banks, savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. It is unclear whether, if, or in what form Basel III will be adopted. A summary of the proposed regulatory changes is set forth below.

•	New and Increased Capital Requirements. The proposed rules would establish a new capital measure called “Common Equity Tier I Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital. Depository institutions and their holding companies would be required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets by 2015. Additionally, the proposed regulations would increase the required ratio of Tier I Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier I Capital would consist of Common Equity Tier I Capital plus Additional Tier I Capital which would include non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than certain preferred stock issued to the U.S. Treasury) nor trust preferred securities would qualify as Additional Tier I Capital but could be included in Tier II Capital along with qualifying subordinated debt. The proposed regulations would also require a minimum Tier I leverage ratio of 4% for all institutions. The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

•	Capital Buffer Requirement. In addition to increased capital requirements, depository institutions and their holding companies may be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement would be phased in over a four-year period beginning in 2016. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier I Capital, 8.5% Tier I Capital and 10.5% Total Capital on a fully phased-in basis.

•	Changes to Prompt Corrective Action Capital Categories. The Prompt Corrective Action rules would be amended to incorporate a Common Equity Tier I Capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier I Risk-Based Capital Ratio, a 4.5% Common Equity Tier I Risk Based Capital Ratio and a 4% Tier I Leverage Ratio. To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier I Risk-Based Capital Ratio, a 6.5% Common Equity Tier I Risk-Based Capital Ratio and a 5% Tier I Leverage Ratio.

•	Additional Deductions from Capital. Banking organizations would be required to deduct goodwill and certain other intangible assets, net of associated deferred tax liabilities, from Common Equity Tier I Capital. Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss (“NOL”) carrybacks would continue to be deducted but deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier I Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings of capital instruments in any other financial institutions would now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier I Capital subject to a 15% of Common Equity Tier I Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier I Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier I Capital, the excess must be deducted.

•	Changes in Risk-Weightings. The proposed rules would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions. The proposal also would also change the risk-weighting for residential mortgages and would create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.  However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations.  At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position.

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

A general economic downturn began in the latter half of 2007. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of mortgage loans, especially land development loans, and resulted in significant write-downs of assets by many financial institutions. In addition, the value of real estate collateral supporting many loans declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and high unemployment rates have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. While there have been recent signs of recovery in the national economy, the economic conditions in our market area do not seem to have improved at the same rate, if at all. We believe that the economic downtrends are largely responsible for the deterioration in loan quality that we experienced over the past four years, including higher levels of loan charge-offs, higher levels of nonperforming assets, and higher provisions for loan losses. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of confidence, increased market volatility and widespread reduction in general business activity. Financial institutions, including us, have experienced a decrease in access to borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets have adversely affected, and may continue to adversely affect, our business, financial condition, results of operations and stock price.

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

Like many businesses, our overall success is partially dependent on the economic conditions in the marketplace where we operate. Our marketplace is concentrated in the central Piedmont and coastal regions of North Carolina. These regions continue to experience challenging economic conditions, which we believe is a factor in our increases in borrower delinquencies, nonperforming assets, and loan losses during the past few years. If economic conditions in our marketplace worsen, it would likely have an adverse impact on us. In particular, if economic conditions related to real estate values in our marketplace were to worsen, our loan losses would likely increase. At December 31, 2012, approximately 90% of our loans were secured by real estate collateral, which means that additional decreases in real estate values would have an adverse impact on our operations.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2012 of $65.8 million. Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values.  For our company, our community banking operation is our only material reporting unit.  The price of our common stock is one of several measures available for estimating the fair value of our community banking operations.  During 2010, 2011 and 2012, our common stock consistently traded below the book value of our company. Subject to the results of other valuation techniques, if this situation persists or worsens, this could indicate that our next test of goodwill will result in a determination that there is impairment.  We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

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

Since the middle of 2007, the financial services industry as a whole, have been materially adversely affected by substantial declines in the values of nearly all asset classes and by a significant lack of liquidity. Financial institutions, especially in North Carolina and the rest of the Southeast, have been subject to increased volatility and an overall loss in investor confidence. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and investment banks. Defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. We can make no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

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

Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for loan losses; intangible assets; and the fair value and discount accretion of loans acquired in FDIC-assisted transactions.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The main offices of the Company and the Bank are owned by the Bank and are located in a three-story building in the central business district of Troy, North Carolina. The building houses administrative and bank teller facilities. The Bank’s Operations Division, including customer accounting functions, offices for information technology operations, and offices for loan operations, are housed in two one-story steel frame buildings approximately one-half mile west of the main office. Both of these buildings are owned by the Bank. The Company operates 97 bank branches. The Company owns all of its bank branch premises except eight branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the building is owned. The Company also leases two loan production offices. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

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

There were no tax shelter penalties assessed by the Internal Revenue Service against the Company during the year ended December 31, 2012.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol FBNC. Table 22, included in “Management’s Discussion and Analysis” below, sets forth the high and low market prices of our common stock as traded by the brokerage firms that maintain a market in our common stock and the dividends declared for the periods indicated. We paid a cash dividend of $0.08 per share for each quarter of 2012. For the foreseeable future, it is our current intention to continue to pay cash dividends of $0.08 per share on a quarterly basis. See “Business - Supervision and Regulation” above and Note 16 to the consolidated financial statements for a discussion of other regulatory restrictions on the Company’s payment of dividends. As of December 31, 2012, there were approximately 2,600 shareholders of record and another 3,600 shareholders whose stock is held in “street name.”

Other than a private placement of securities that was described in a Form 8-K that we filed on December 26, 2012, there were no sales of unregistered securities during the year ended December 31, 2012.

Additional Information Regarding the Registrant’s Equity Compensation Plans

At December 31, 2012, the Company had three equity-based compensation plans. The Company’s 2007 Equity Plan is the only one of the three plans under which new grants of equity-based awards are possible.

The following table presents information as of December 31, 2012 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity based compensation plans. At December 31, 2012, the Company had no warrants or stock appreciation rights outstanding under any compensation plans.

	As of December 31, 2012
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	521,613	$17.80	758,731
Equity compensation plans not approved by security holders	—	—	—
Total	521,613	$17.80	758,731

(1) Consists of (A) the Company’s 2007 Equity Plan, which is currently in effect; (B) the Company’s 2004 Stock Option Plan; and (C) the Company’s 1994 Stock Option Plan, each of which was approved by our shareholders.

Performance Graph

The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2007 and ending December 31, 2012, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and an index of banks with between $1 billion and $5 billion in assets, as constructed by SNL Securities, LP (reflecting changes in banking industry stocks). The graph and table assume that $100 was invested on December 31, 2007 in each of the Company’s common stock, the Russell 2000 Index, and the SNL Bank Index, and that all dividends were reinvested.

First Bancorp

Comparison of Five-Year Total Return Performances (1)

Five Years Ending December 31, 2012

Total Return Performance
Index Value
140
120
100
80
60
40
First Bancorp
Russell 2000
SNL Bank $1B-$5B
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12

	Total Return Index Values (1) December 31,
	2007	2008	2009	2010	2011	2012
First Bancorp	$100.00	101.59	79.05	88.59	66.43	78.64
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Index-Banks between $1 billion and $5 billion	100.00	82.94	59.45	67.39	61.46	75.78

Notes:

(1)	Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2007, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.
29

Issuer Purchases of Equity Securities

Pursuant to authorizations by the Company’s board of directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases. The most recent board authorization was announced on July 30, 2004 and authorized the repurchase of 375,000 shares of the Company’s stock. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2012.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2012 to October 31, 2012)	—	$—	—	214,241
Month #2 (November 1, 2012 to November 30, 2012)	—	—	—	214,241
Month #3 (December 1, 2012 to December 31, 2012)	—	—	—	214,241
Total	—	$—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended December 31, 2012.

Item 6. Selected Consolidated Financial Data

Table 1 on page 70 of this report sets forth the selected consolidated financial data for the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis is intended to assist readers in understanding our results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 89 of this report and the supplemental financial data contained in Tables 1 through 22 included with this discussion and analysis.

Overview - 2012 Compared to 2011

Earnings for 2012 were significantly impacted by charges associated with a loan disposition and foreclosed property write-down that occurred in the fourth quarter of 2012. Additionally, in the first quarter of 2012, we recorded a significant provision for loan losses resulting from an internal review of certain nonperforming loan relationships. Our 2011 results were impacted by a bargain purchase gain and accelerated accretion on our preferred stock discount (see discussion below).

Financial Highlights
($ in thousands except per share data)	2012	2011	Change

Earnings
Net interest income	$135,200	132,203	2.3%
Provision for loan losses - non-covered	69,993	28,525	145.4%
Provision for loan losses - covered	9,679	12,776	-24.2%
Noninterest income	1,389	26,216	-94.7%
Noninterest expenses	97,275	96,106	1.2%
Income (loss) before income taxes	(40,358)	21,012	n/m
Income tax (benefit) expense	(16,952)	7,370	n/m
Net income (loss)	(23,406)	13,642	n/m
Preferred stock dividends	(2,809)	(3,234)
Accretion of preferred stock discount	—	(2,932)
Net income (loss) available to common shareholders	$(26,215)	7,476	n/m

Net income (loss) per common share
Basic	$(1.54)	0.44	n/m
Diluted	(1.54)	0.44	n/m

Balances At Year End
Assets	$3,244,910	3,290,474	-1.4%
Loans	2,376,457	2,430,386	-2.2%
Deposits	2,821,360	2,755,037	2.4%

Ratios
Return on average assets	(0.79% )	0.23%
Return on average common equity	(9.29% )	2.59%
Net interest margin (taxable-equivalent)	4.78%	4.72%

The following is a more detailed discussion of our results for 2012 compared to 2011:

For the year ended December 31, 2012, we reported a net loss available to common shareholders of $26.2 million, or ($1.54) per diluted common share, compared to net income of $7.5 million, or $0.44 per diluted common share, for the year ended December 31, 2011.

Our results for 2012 were significantly impacted by a capital raise and an asset disposition initiative that both occurred in the fourth quarter of 2012.

On December 21, 2012, we reported the completion of a capital raise totaling $33.8 million. A combination of common and preferred stock was issued, including 2,656,294 shares of common stock and 728,706 shares of non-voting preferred stock, each at the same price of $10.00 per share. The preferred stock is entitled to the same dividend rate as common stock and is convertible into common stock, in a like amount, upon the occurrence of certain transfers of the preferred stock.

At the same time we announced the capital raise, we also reported an asset disposition initiative that included a loan sale and a write-down of certain foreclosed properties. As it relates to the loan sale, we identified approximately $68 million of non-covered higher-risk loans that we had targeted for sale to a third-party investor. Based on an offer to purchase these loans that was received in December, we wrote the loans down by approximately $38 million to their estimated liquidation value of approximately $30 million and reclassified them as “loans held for sale.” The sale of substantially the same pool of loans was completed on January 23, 2013 with sales proceeds of approximately $30 million being received. The incremental provision for loan losses that was necessary as a result of this transaction was approximately $32.9 million, which included the net impact of several factors affecting our calculation of the allowance for loan losses. Of the $68 million in loans targeted for sale, approximately $38.2 million had been classified as nonaccrual loans, and $10.5 million had been classified as accruing troubled-debt-restructurings.

As it relates to the foreclosed property write-down, we recorded write-downs on substantially all of our non-covered foreclosed properties in connection with efforts to accelerate the sale of these assets. The total amount of the write-downs was $10.6 million, which amounted to 29% of the total carrying value of the properties.

Other significant factors that affect the comparability of the full year 2012 and 2011 results are:

•	In the first quarter of 2012, we recorded a provision for loan loss on non-covered loans of $18.6 million, which was significantly higher than any prior quarterly provision for loan loss for non-covered loans. This higher provision was the result of an internal review of non-covered loans that occurred in the first quarter of 2012 that applied more conservative assumptions to estimate the probable losses associated with some of our nonperforming loan relationships, which we believed could lead to a more timely resolution of the related credits. Many of these same loans were included in the loans transferred to the held-for-sale category in the fourth quarter of 2012.

•	In the third quarter of 2011, we recorded $2.3 million in accelerated accretion of the discount remaining on preferred stock that was redeemed that quarter. Total discount accretion of the preferred stock in 2011 was $2.9 million. There was no remaining preferred stock discount after the redemption transaction in September 2011, and therefore we did not record any discount accretion on preferred stock in 2012.

•	In the first quarter of 2011, we realized a $10.2 million bargain purchase gain related to the acquisition of The Bank of Asheville in Asheville, North Carolina.

We note that our results of operation are significantly affected by the on-going accounting for two FDIC-assisted failed bank acquisitions. In the discussion in this document, the term “covered” is used to describe assets included as part of FDIC loss share agreements, which generally result in the FDIC reimbursing the Company for 80% of losses incurred on those assets. The term “non-covered” refers to our legacy assets, which are not included in any type of loss share arrangement.

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

Total assets at December 31, 2012 amounted to $3.2 billion, a 1.4% decrease from a year earlier. Total loans at December 31, 2012 amounted to $2.4 billion, a 2.2% decrease from a year earlier, and total deposits amounted to $2.8 billion at December 31, 2012, a 2.4% increase from a year earlier.

During 2012, we continued to originate new loans within our non-covered loan portfolio. However, due to the aforementioned loan sale, we wrote-down and transferred a total of $68 million from this category in the fourth quarter of 2012. Even with the transfer, our non-covered loans increased by $25.0 million, or 1.2%, for the year and amounted to $2.1 billion at December 31, 2012. We continue to actively pursue lending opportunities.

While our total deposit increase was 2.4% for the year, there was a significant shift in the mix of our deposits. Our level of non-interest bearing checking accounts amounted to $413.2 million at December 31, 2012, a 23.0% increase from a year earlier, while interest-bearing checking accounts amounted to $519.6 million, an increase of 22.7% from a year earlier. The overall growth in checking and other transaction accounts allowed us to reduce our reliance on higher cost time deposits and borrowings. Time deposits declined by 12% and borrowings declined by 65%. Brokered deposits represented just 4.6% of total deposits at year end compared to 5.7% a year earlier, with internet deposits comprising an additional 0.4%.

Net interest income for the year ended December 31, 2012 amounted to $135.2 million, a 2.3% increase from the $132.2 million recorded 2011. The higher net interest income was primarily caused by an increase in 2012 in the amount of discount accretion on loans purchased in failed bank acquisitions. Loan discount accretion amounted to $16.5 million for 2012 compared to $11.6 million in 2011, an increase of $4.9 million. As previously discussed, the impact of changes in discount accretion on pretax income is only 20% of the gross amount of the change. See “Net Interest Income” below for additional information.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for 2012 was 4.78% compared to 4.72% for 2011. The higher margin was primarily a result of a higher amount of discount accretion as noted above, as well as lower overall funding costs. The higher amount of discount accretion was due to increased expectations regarding the collectability of the loans. Our cost of funds declined from 0.80% for 2011 to 0.59% in 2012.

Our total provisions for loan losses amounted to $79.7 million compared to $41.3 million for 2011. For 2012, the provision for loan losses on non-covered loans amounted to $70.0 million compared to $28.5 million for 2011. The higher provision was primarily a result of the loan sale initiative and an elevated provision for loan losses we recorded in the first quarter of 2012, both of which were described above.

We recorded provisions for loan losses for covered loans amounting to $9.7 million and $12.8 million for the years ended December 31, 2012 and 2011, respectively. The lower provision for the year ended 2012 was due to stabilization in our assessment of the losses associated with our nonperforming covered loans.

Our non-covered nonperforming assets amounted to $106.1 million at December 31, 2012 (3.64% of non-covered total assets) a decrease of $16.2 million from the $122.3 million recorded at December 31, 2011. The decrease was due to the write-downs associated with the loan sale, as well as the foreclosed property write-downs previously discussed. Upon the January 23, 2013 completion of the loan sale, nonperforming assets declined by an additional $21.9 million, which was the amount of nonperforming loans held for sale at December 31, 2012.

Total covered nonperforming assets steadily declined during 2012, amounting to $96.2 million at December 31, 2012 compared to $141.0 million at December 31, 2011, a decline of 31.7%.

For the years ended December 31, 2012 and 2011, we recorded noninterest income of $1.4 million and $26.2 million, respectively. The significant decrease in noninterest income for the year-to-date period comparison is primarily the result of the previously discussed non-covered foreclosed property write-downs recorded in the fourth quarter of 2012 and the $10.2 million bargain purchase gain recorded in the acquisition of The Bank of Asheville during the first quarter of 2011.

Noninterest expenses for the twelve months ended December 31, 2012 amounted to $97.3 million, a 1.2% increase from the $96.1 million recorded in 2011. The increase primarily relates to an increase in personnel expense, as we have hired additional employees in order to build our infrastructure, expand wealth management capabilities, and prepare the Company for future growth.

Overview - 2011 Compared to 2010

Net income for 2011 increased by 27.3% over 2010. Earnings for 2011 were impacted by a bargain purchase gain and accelerated accretion on our preferred stock discount (see discussion below).

Financial Highlights
($ in thousands except per share data)	2011	2010	Change

Earnings
Net interest income	$132,203	127,354	3.8%
Provision for loan losses - non-covered	28,525	33,646	-15.2%
Provision for loan losses - covered	12,776	20,916	-38.9%
Noninterest income	26,216	29,106	-9.9%
Noninterest expenses	96,106	86,956	10.5%
Income before income taxes	21,012	14,942	40.6%
Income tax expense	7,370	4,960	48.6%
Net income	13,642	9,982	36.7%
Preferred stock dividends	(3,234)	(3,250)
Accretion of preferred stock discount	(2,932)	(857)
Net income available to common shareholders	$7,476	5,875	27.3%

Net income per common share
Basic	$0.44	0.35	25.7%
Diluted	0.44	0.35	25.7%

Balances At Year End
Assets	$3,290,474	3,278,932	0.4%
Loans	2,430,386	2,454,132	-1.0%
Deposits	2,755,037	2,652,513	3.9%

Ratios
Return on average assets	0.23%	0.18%
Return on average common equity	2.59%	2.05%
Net interest margin (taxable-equivalent)	4.72%	4.39%

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

Until mid-2011, we had generally experienced declines in loans and deposits. Normal loan paydowns, loan charge-offs, and loan foreclosures had exceeded new loan growth, which provided the liquidity to lessen our reliance on high cost deposits. However, for the last half of 2011, we experienced modest growth in our non-covered loan portfolio, which increased $28 million from June 30, 2011 through year end.

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

Noninterest expenses for the year ended December 31, 2011 amounted to $96.1 million, a 10.5% increase from the $87.0 million recorded in 2010. The majority of the increase relates to personnel expense, which increased partially due to employees joining the Company in the 2011 Bank of Asheville acquisition. We also experienced higher employee medical expense due to higher claims in 2011 compared to 2010. We also progressively built our infrastructure to manage increased compliance burdens, collection activities and the overall growth of the Company, and to prepare for future growth, which has generally resulted in higher expenses across all categories.

Our effective tax rates were 35.1% and 33.2% for the years ended December 31, 2011 and 2010, respectively.

Outlook for 2013

In our market area, economic recovery from the recession has not been as favorable as in other areas of the nation. Our markets continue to have high unemployment rates, with North Carolina currently having the highest unemployment rate of any state in the southeast. As a result, we continue to see high loan delinquencies and elevated loan charge-off rates. However, recent economic reports indicate some early signs of improvement, with home sales and home prices generally increasing in recent months and the pace of bankruptcies and foreclosures having slowed. While this is favorable, it appears that any recovery is going to be gradual.

As previously discussed, we sold $68 million of higher-risk loans in January 2013, with the corresponding loss recorded in the fourth quarter of 2012. We are optimistic that by shedding these higher-risk loans our provision for loan losses will be favorably impacted in 2013 and beyond. However, because of the aforementioned economic challenges, we believe our loan losses will continue to be elevated when compared to years prior to 2009.

Because interest rates have progressively declined to historic lows, the interest rates we have realized on newly originated loans have generally decreased. As it relates to our funding costs, the yields on many of our deposits are already very low and the ability to lower them further is limited. Accordingly, we believe that compression of our net interest margin is likely.

We believe that regulatory reform will negatively impact our earnings. The regulatory climate is not favorable for banks. We expect additional overhead costs will be necessary to comply with all of the new regulations expected to arise directly or indirectly from the Dodd-Frank Act (see additional discussion in the “Legislative and Regulatory Developments” section).

In 2009 and 2011 we acquired failed banks with approximately $959 and $193 million in assets, respectively. These acquisitions resulted in significant volatility to our earnings in each of the years subsequent to the acquisitions, primarily as a result of the bargain purchase gains recorded on the acquisition dates that increased earnings and write-downs of foreclosed properties that negatively impacted earnings. While we expect the acquisitions to eventually be accretive to earnings on a consistent basis, we believe that they may continue to add volatility to our reported earnings in 2013. The volatility may be positive to earnings, which would most likely occur if the credit quality of the acquired loans improves, or negative to earnings, which would most likely occur if the credit quality of the acquired loans deteriorates or if the properties we have foreclosed on continue to decline in value.

Due to increases in our level of lending to small businesses, we expect that the dividend rate on the $63.5 million of preferred stock that was issued to the US Treasury in connection with our participation in the Small Business Lending Fund will be 1.0% for the majority of 2013.

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

Our determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has two components. The first component involves the estimation of losses on “impaired loans” that are individually evaluated. A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is individually evaluated for the appropriate valuation allowance if the loan balance is above a prescribed evaluation threshold (which varies based on credit quality, accruing status, and type of collateral) and the loan is determined to be impaired. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

The second component of the allowance model is an estimate of losses for impaired loans collectively evaluated and all loans not considered to be impaired loans. Impaired loans collectively evaluated and loans not considered to be impaired are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type. For impaired loans collectively evaluated and loans with more than standard risk but not considered to be impaired, loss percentages are based on a multiple of the estimated loss rate for loans of a similar loan type with normal risk. The multiples assigned vary by type of loan, depending on risk, and we have consulted with an external credit review firm in assigning those multiples.

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

In our October 2012 goodwill impairment evaluation, we determined the fair value of our community banking operation was approximately $17.20 per common share, or 5% higher, than the $16.43 stated book value of our common stock at the date of valuation. To assist us in computing the fair value of our community banking operation, we engaged a consulting firm that used various valuation techniques as part of its analysis, which resulted in the conclusion of the $17.20 value.

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

Merger and Acquisition Activity

There were no significant acquisitions in 2010. In 2011, we completed a FDIC-assisted transaction of a failed bank. In 2012, we completed a small branch acquisition, consisting of approximately $9 million in deposits, which were transferred to a First Bank branch located nearby. The results of each acquired company/branch are included in our financial statements beginning on their respective acquisition dates. See Note 2 to the consolidated financial statements for additional information regarding these acquisitions.

In September 2012, we announced that we had entered into an agreement to assume all of the deposits, totaling approximately $64 million, and acquire selected performing loans, totaling approximately $22 million, of the Four Oaks Bank & Trust Company branches located in Southern Pines, North Carolina and Rockingham, North Carolina. We have agreed to acquire the Rockingham branch building, while the Southern Pines branch facility will not be acquired. The transaction is expected to close in the first quarter of 2013.

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

We have recorded a FDIC indemnification asset related to the two transactions to account for payments that we expect to receive from the FDIC related to the loss share agreements. The carrying value of this receivable at each period end is the sum of:  1) actual claims that have been incurred and are in the process of submission to the FDIC for reimbursement, but have not yet been received and 2) our estimated amount of claimable loan and other real estate losses covered by the agreements multiplied by the FDIC reimbursement percentage.

At December 31, 2012 and 2011, the FDIC indemnification asset was comprised of the following components:

($ in thousands)	2012	2011
Receivable related to claims incurred, not yet received	$33,040	13,377
Receivable related to estimated future claims on loans	62,044	90,275
Receivable related to estimated future claims on other real estate owned	7,475	18,025
FDIC indemnification asset	$102,559	121,677

As of each acquisition date, based on the losses inherent in the covered assets and what we estimated we would receive as payments from the FDIC, we recorded a “FDIC Indemnification Asset.” Since that time, we have recorded adjustments to the indemnification asset as discussed below.

The FDIC indemnification asset has been adjusted upwards in the following circumstances:

1) Deterioration of credit quality of covered loans – As of the acquisition dates, we recorded the loans acquired from Cooperative Bank and The Bank of Asheville on our books at a fair value that was $227.9 million and $51.7 million, respectively, less than the contractual amounts due from the borrowers, which was our estimate of the loan losses inherent in the portfolio. As the credit quality of these portfolios change and better information is obtained about likely losses, some loans have better repayment expectations than we originally projected and some loans have worse repayment expectations than originally projected. For loans with worse repayment expectations, we generally record provisions for loan losses with corresponding increases to the FDIC indemnification asset by recording noninterest income in proportion to the reimbursement percentage. However, in the fourth quarter of 2012, as it relates to $1.5 million of the $4.3 million provision for loan losses on covered loans, we did not record an increase to the indemnification asset because we believe that the loan losses will occur after the expiration of the Cooperative Bank non-single family share agreement that expires in June 2014. In 2012, 2011 and 2010, we recorded provisions for loan losses on covered loans amounting to $9.7 million, $12.8 million and $20.9 million, respectively, which resulted in upward adjustments to the FDIC indemnification asset of $6.6 million, $10.2 million and $16.7 million, respectively.

2) Write-downs and losses on foreclosed properties – When we foreclose on delinquent borrowers, we initially record the foreclosed property at the lower of book or fair value (based on current appraisals), with any deficiency recorded as a charge-off. Subsequent to the foreclosure, we periodically order updated appraisals and if the appraisal indicates a fair value lower than our carrying value, we must write the property down. Also, periodically we sell foreclosed properties that result in losses. Each of these situations results in the Company recording losses on other real estate owned with a corresponding increase to the FDIC indemnification asset by recording noninterest income in proportion to the reimbursement percentage. In 2012, 2011, and 2010, we recorded losses and write downs on covered foreclosed properties amounting to $13.0 million, $24.5 million, and $34.5 million, respectively, which resulted in upward adjustments to the FDIC indemnification asset of $10.4 million, $19.6 million and $27.6 million, respectively.

3) Expenses incurred related to collection activities on covered assets – As a result of our collection efforts, we incur expenses such as legal fees, property taxes and appraisal costs. Many of these expenses are reimbursable by the FDIC. These expenses are recorded as “other” noninterest expenses and a corresponding increase is made to increase the FDIC indemnification asset by reducing the gross collection expenses by the amount expected to be reimbursed by the FDIC for eligible expenses. In 2012, 2011, and 2010, we incurred $9.5 million, $8.5 million, and $5.5 million, in gross collection expenses related to covered assets, respectively, and reduced that amount by $6.9 million, $5.7 million, and $2.9 million in FDIC reimbursements, respectively.

The FDIC indemnification asset has been adjusted downwards in the following circumstances:

1) Receipt of cash from the FDIC related to claims submitted – On at least a quarterly basis, we submit eligible loss share claims to the FDIC. After reviewing and approving the claims, the FDIC wires us cash, which reduces the amount of the FDIC indemnification asset. In 2012, 2011, and 2010, we received $29.8 million, $69.3 million, and $46.7 million in FDIC reimbursements, respectively.

2) Accretion of discount on acquired loans – As noted above, we recorded the acquired loans of the two transactions on our books at a fair value that was $280 million (in total) less than the contractual amounts due from the borrowers (the “discount”), which was our estimate of the loan losses inherent in the portfolio. As the credit quality of this portfolio changes and better information is obtained about likely losses, some loans have better repayment expectations than we originally projected and some loans have worse repayment expectations than originally projected (discussed above). For loans with improved repayment expectations, we are systematically reducing the discount over the life of the loan as it repays. For some loans, we have received complete payoffs at the contractual balance and the discount must be reduced to zero. When we reduce/accrete the discount, we do so by recognizing interest income in that same amount. When the expected losses on loans with improved repayment expectations becomes less than the original estimate, our expected reimbursement from the FDIC declines as well. Accordingly, we reduce the FDIC indemnification asset by the corresponding reimbursement percentage. In 2012, 2011, and 2010, we recorded discount accretion of $16.5 million, $11.6 million, and $7.6 million, respectively, which resulted in a reduction of FDIC indemnification asset of $13.2 million, $9.3 million, and $6.1 million, respectively.

In summary, circumstances that result in adjustments to the FDIC indemnification asset are recorded within the income statement line items noted without consideration of the FDIC loss share agreements. Because favorable changes in covered assets result in lower expected FDIC claims, and unfavorable changes in covered assets generally result in higher expected FDIC claims, the FDIC indemnification asset is adjusted to reflect those expectations. The net increase or decrease in the indemnification asset is reflected within noninterest income.

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

The following presents a rollforward of the FDIC indemnification asset since the date of the Cooperative Bank acquisition on June 19, 2009.

($ in thousands)
Balance at June 19, 2009	$185,112
Decrease related to favorable change in loss estimates	(1,516)
Increase related to reimbursable expenses	1,300
Cash received	(40,500)
Accretion of loan discount	(1,175)
Balance at December 31, 2009	143,221
Increase related to unfavorable change in loss estimates	30,419
Increase related to reimbursable expenses	2,900
Cash received	(46,721)
Accretion of loan discount	(6,100)
Balance at December 31, 2010	123,719
Increase related to acquisition of The Bank of Asheville	42,218
Increase related to unfavorable change in loss estimates	29,814
Increase related to reimbursable expenses	5,725
Cash received	(69,339)
Accretion of loan discount	(9,278)
Other	(1,182)
Balance at December 31, 2011	121,677
Increase related to unfavorable change in loss estimates	16,984
Increase related to reimbursable expenses	6,947
Cash received	(29,796)
Accretion of loan discount	(13,173)
Other	(80)
Balance at December 31, 2012	$102,559

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses and the corresponding FDIC indemnification asset:

($ in thousands) At December 31, 2012	Cooperative Single Family Loss Share Loans	Cooperative Non-Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Bank of Asheville Non- Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/19/2019	6/19/2014	1/21/2016	1/21/2021
Nonaccrual covered loans
Unpaid principal balance	12,592	45,941	808	4,801	64,142
Carrying value prior to loan discount*	12,501	25,188	683	3,982	42,354
Loan discount	2,137	4,740	432	1,554	8,863
Net carrying value	10,364	20,448	251	2,428	33,491
Allowance for loan losses	1,980	582	17	80	2,659
Indemnification asset recorded	3,294	4,258	359	1,307	9,218

All other covered loans
Unpaid principal balance	150,475	98,096	14,757	52,207	315,535
Carrying value prior to loan discount*	150,332	97,859	14,729	51,960	314,880
Loan discount	21,627	25,048	4,809	14,573	66,057
Net carrying value	128,705	72,811	9,920	37,387	248,823
Allowance for loan losses	―	2,100	―	―	2,100
Indemnification asset recorded	17,302	20,531	3,848	11,658	53,339

All covered loans
Unpaid principal balance	163,067	144,037	15,565	57,008	379,677
Carrying value prior to loan discount*	162,833	123,047	15,412	55,942	357,234
Loan discount	23,764	29,788	5,241	16,127	74,920
Net carrying value	139,069	93,259	10,171	39,815	282,314
Allowance for loan losses	1,980	2,682	17	80	4,759
Indemnification asset recorded	20,596	24,789	4,207	12,965	62,557
				Adjustments	(512)
* Reflects partial charge-offs		Total indemnification asset recorded related to loans			62,044

As noted in the table above, our commercial loss share agreement related to Cooperative Bank’s non-single family loans expires in June 2014. As it relates to that portion of covered loans, we expect accelerated amounts of loan discount accretion and corresponding indemnification asset expense until the expiration date as the loss share attributes of the loan portfolio is resolved.

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

Net Interest Income

Net interest income on a reported basis amounted to $135.2 million in 2012, $132.2 million in 2011, and $127.4 million in 2010. For internal purposes and in the discussion that follows, we evaluate our net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. Net interest income on a tax-equivalent basis amounted to $136.7 million in 2012, $133.8 million in 2011, $128.7 million in 2010. Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income.

	Year ended December 31,
($ in thousands)	2012	2011	2010
Net interest income, as reported	$135,200	132,203	127,354
Tax-equivalent adjustment	1,527	1,556	1,316
Net interest income, tax-equivalent	$136,727	133,759	128,670

Table 2 analyzes net interest income on a tax-equivalent basis. Our net interest income on a tax-equivalent basis increased by 2.2% in 2012 and 4.0% in 2011. There are two primary factors that cause changes in the amount of net interest income we record - 1) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets), and 2) changes in our loans and deposits balances.

For 2012, the increase in net interest income over the comparable period in 2011 was due primarily to a higher net interest margin, with our average total loan and deposit balances experiencing insignificant variances. For 2011, the increase in net interest income over the comparable period in 2010 was due to a higher net interest margin, which was partially offset by a lower level of earning assets due to a contraction of our balance sheet during 2011.

“Net interest margin” is a ratio we use to measure the spread between the yield on our earning assets and the cost of our funding and is calculated by taking tax-equivalent net interest income and dividing by average earning assets. Our net interest margin increased six basis points in 2012 to 4.78% from 4.72% in 2011. Our net interest margin was 4.39% in 2010.

The primary reason for the increases in our net interest margin over the past two years has been that the yields on interest-earning assets have remained fairly stable over the past three years, ranging from 5.39% to 5.55%, while the cost of interest-bearing liabilities has steadily declined from 1.20% in 2010 to 0.90% in 2011 to 0.68% in 2012. Our interest-earning asset yields have remained stable because of the continued use of interest rate floors on loans, as well as higher levels of loan discount accretion – see below. Another factor benefitting our net interest margin is that we have been able to lower rates on maturing time deposits that were originated in periods of higher rates throughout 2010, 2011, and 2012. And to a lesser degree, we have been able to progressively lower interest rates on various types of interest-bearing checking, savings, and money market accounts. We have also experienced declines in our levels of higher cost deposit balances, including internet deposits and large denomination time deposits.

The net interest margin for all periods benefitted, by varying amounts, from the net accretion of purchase accounting premiums/discounts associated with the Cooperative Bank acquisition in June 2009 and, to a lesser degree, The Bank of Asheville acquisition in January 2011. As can be seen in the table below, we recorded $16.1 million in 2012, $11.6 million in 2011, and $10.0 million in 2010, in net accretion of purchase accounting premiums/discounts that increased net interest income.

($ in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010

Interest income – reduced by premium amortization on loans	$(464)	(453)	(196)
Interest income – increased by accretion of loan discount	16,466	11,598	7,607
Interest expense – reduced by premium amortization of deposits	85	337	2,211
Interest expense – reduced by premium amortization of borrowings	30	146	341
Impact on net interest income	$16,117	11,628	9,963

The biggest component of the purchase accounting adjustments related to loan discount accretion, which amounted to $16.5 million in 2012, $11.6 million in 2011 and $7.6 million in 2010. The higher amounts of discount accretion are due to payoffs of loans with loan discounts and increased expectations regarding the collectability of other loans.

Table 3 presents detail regarding the impact that changes in the interest rates we earned/paid had on our net interest income in 2011 and 2012. In both years, lower interest rates on deposits were the primary factor affecting net interest income. Although the prime rate of interest has not changed since 2008, interest rates on U.S. Treasury bonds and other interest-sensitive financial instruments have steadily declined since then, resulting in a generally lower interest rate environment. In both years, the progressively lower interest rate environment gave us the opportunity to reduce rates on maturing time deposits, and we were also able to gradually reduce interest rates on demand deposits. In 2011, the lower interest rates reduced interest expense by $7.9 million, and in 2012 the lower interest rates reduced interest expense by $5.0 million. The lower interest rate environment had less of an impact on our interest income, with the impact of changes in interest rates increasing interest income by $1.2 million in 2011 while decreasing it by $1.5 million in 2012. Higher levels of loan discount accretion in both 2011 and 2012 significantly impacted our interest income, as discussed above. Our interest earned on loans also benefited in this interest rate environment from the continued use of interest rate floors on loans, in which we offer a borrower an adjustable rate loan but stipulate that the interest rate cannot go below a certain level no matter what the underlying index declines to. Overall, changes in interest yields/costs increased net interest income by $9.1 million in 2011 and $3.5 million in 2012.

In both 2011 and especially in 2012, changes in our loan and deposit balances played a lesser role in the variance in our net interest income than did changes in interest rates. Average loan balances decreased by 1.0% in 2012, while average deposit balances (including noninterest bearing deposits) increased by 1.9%. In 2011, average loans decreased by 3.6% while average deposits decreased by 1.6%. In Table 3, the columns “Changes in Volumes” shows the impact of changes in the levels of the various components of interest earning/bearing assets/liabilities. Among these components, lower average loan balances had the largest negative impact on net interest income in 2012 and 2011. In 2012, declines in interest-earnings assets, primarily loans, resulted in a decrease in interest income of $1.8 million, while lower amounts of interest-bearing liabilities resulted in $1.3 million of lower interest expense. As a result, the net impact of the changes in interest-earning assets and interest-bearing liabilities was a decrease in net interest income of $0.5 million. In 2011, declines in interest-earning assets, primarily loans, resulted in a decrease in interest income of $4.4 million, while lower amounts of interest-bearing liabilities resulted in only $0.4 million of lower interest expense. As a result, the net impact of lower loans and deposits in 2011 was a decrease in tax-equivalent net interest income of $4.0 million.

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

Our provisions for loan losses and nonperforming assets remain at what we believe to be elevated levels, primarily due to high unemployment rates and lower property values in our market area that negatively impact collateral dependent real estate loans. For 2012, 2011, and 2010, our total provisions for loan losses were $79.7 million, $41.3 million, and $54.6 million, respectively. The total provision for loan losses is comprised of provision for loan losses for non-covered loans and provision for loan losses for covered loans, as discussed in the following paragraphs.

We recorded $70.0 million, $28.5 million, and $33.6 million in provisions for loan losses related to non-covered loans for the years-ended December 31, 2012, 2011, and 2010, respectively. The higher provision in 2012 compared to the levels in the prior two years was primarily a result of 1) $32.9 in incremental provision recorded in connection with a loan sale, and 2) an internal review of non-covered loans that occurred in the first quarter of 2012 that applied more conservative assumptions to estimate the probable losses associated with some of our nonperforming loan relationships and resulted in the recording of a provision for loan losses on non-covered loans of $18.6 million in the first quarter of 2012, of which approximately $11 million related specifically to the special internal review.

As it relates to the loan sale, in late 2012, we identified approximately $68 million of non-covered higher-risk loans that we solicited bid for from several third-party investors. Based on an offer to purchase these loans that was received in December, we wrote the loans down by approximately $38 million to their estimated liquidation value of approximately $30 million and reclassified them as “loans held for sale.” The sale of substantially the same pool of loans was completed on January 23, 2013. The incremental provision for loan losses that was necessary as a result of this transaction was approximately $32.9 million, which included the net impact of several factors affecting our calculation of the allowance for loan losses.

The aforementioned special internal review related to non-covered loans and was initiated due to refinements to our loan loss model and internal control changes occurring in the first quarter of 2012 that resulted in a realignment of departmental responsibilities for determining our allowance for loan losses. As a result of the changes, an internal review of selected nonperforming loan relationships was conducted, which applied more conservative assumptions to estimate the probable losses and to allow for a more timely resolution of the related credits. The review identified approximately 30 loan relationships in which additional provisions for loan losses were necessary when more conservative judgments were applied to the repayment assumptions associated with the borrowers. The majority of the additional provision was concentrated in construction and land development real estate, commercial real estate, and residential real estate loan categories. Many of these same loans were included in the loans transferred to the “loans held for sale” category in the fourth quarter of 2012 and were sold in January 2013.

In 2011, we recorded $28.5 million in provisions for loan losses on non-covered loans compared to $33.6 million in 2010. The decrease was primarily due to stabilization in overall loan quality and lower levels of non-covered nonperforming loans.

As it relates to covered loans, we recorded $9.7 million, $12.8 million and $20.9 million in provisions for loan losses during 2012, 2011 and 2010, respectively. These provisions were necessary to provide for loans that showed signs of collection problems during the respective periods, as well as to provide for collateral dependent nonaccrual loans for which we received updated appraisals during the year that reflected progressively lower collateral valuations.  The decline in provisions for loan losses on covered loans from 2010 to 2012 was primarily due to lower levels of covered nonperforming loans during the periods and stabilization in our assessment of the losses associated with our nonperforming covered loans. Because of the FDIC loss share agreements in place for these loans, the FDIC indemnification asset was adjusted upwards by recording noninterest income of $6.6 million, $10.2 million, and $16.7 million in 2012, 2011, and 2010, respectively, or 80% of the amount of the provisions. As it relates to $1.5 million of the 2012 provision for loan losses on covered loans, we did not record a corresponding increase to the indemnification asset because we believe that the loan losses will occur after the expiration of the Cooperative Bank non-single family loss share agreement that expires in June 2014.

Total net charge-offs for the years ended December 31, 2012, 2011, and 2010, were $74.7 million, $49.3 million, and $42.5 million, respectively. These amounts were comprised of net charge-offs on non-covered loans, as well as net charge-offs on covered loans.

Net-charge offs for non-covered loans were $64.0 million, $31.2 million, and $32.7 million for 2012, 2011, and 2010, respectively. The significant increase in 2012 was due to the loan sale discussed above which resulted in charge-offs of $37.8 million.

The ratio of net charge-offs to average non-covered loans was 3.02%, 1.52%, and 1.55% for 2012, 2011, and 2010, respectively. Notwithstanding the impact of the loan sale, the relatively high level of net charge-offs during each of these three years was primarily a result of unfavorable economic conditions, especially related to real estate, that resulted in higher levels of borrowers not repaying their loans and the corresponding collateral not being sufficient to pay off the balances.

Net charge-offs for covered loans were $10.7 million, $18.1 million, and $9.8 million in 2012, 2011, and 2010, respectively. The charge-offs of covered loans were primarily a result of declining collateral values on collateral dependent nonaccrual loans.  The decline in net charge-offs in 2012 was due to declining levels of covered nonperforming loans.

In 2012 and 2011, our provisions for loan losses and net charge-offs for both covered and non-covered loans were concentrated in loans classified as “real estate – construction, land development & other land loans.”  This category of loans is primarily comprised of land acquisition and development loans and other types of lot loans.  These types of loans have been particularly hard hit by the decline in real estate development and property values.  As can be seen in Tables 10, although we have reduced our exposure to this category of loans, we continue to have significant exposure to this sector, and future material losses could result.

Non-covered nonperforming assets at December 31, 2012 amounted to $106 million, compared to $122 million and $117 million at December 31, 2011 and 2010, respectively. The decline in 2012 was primarily the result of the $37.8 million in charge-offs recorded in anticipation of the loan sale discussed above. Upon completion of the loan sale in January 2013, total non-covered nonperforming assets declined by the $22 million of such loans that were in the sale. At December 31, 2012, the ratio of non-covered nonperforming assets to total non-covered assets was 3.64% compared 4.30% and 4.16% at December 31, 2011 and 2010, respectively. Also see “Nonperforming Assets” below for additional discussion.

See the section entitled “Allowance for Loan Losses and Loan Loss Experience” below for a more detailed discussion of the allowance for loan losses. The allowance is monitored and analyzed regularly in conjunction with our loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

Our noninterest income amounted to $1.4 million in 2012, $26.2 million in 2011, and $29.1 million in 2010.

As shown in Table 4, core noninterest income excludes gains from acquisitions, foreclosed property write-downs and losses, indemnification asset income, securities gains or losses, and other miscellaneous gains and losses. Core noninterest income amounted to $25.5 million in 2012, a 10.0% increase from $23.2 million in 2011. The 2011 core noninterest income of $23.2 million was a 4.7% increase from the $22.1 million recorded in 2010.

See Table 4 and the following discussion for an understanding of the components of noninterest income.

Service charges on deposit accounts in 2012 amounted to $11.9 million, a 1.0% decrease compared to $12.0 million recorded in 2011. The $12.0 million recorded in 2011 was 2.9% less than the 2010 amount of $12.3 million. Legislation that became effective on July 1, 2010 reduced our fees earned on overdrafts in 2010 and 2011. Specifically, the legislation prohibited us from charging an overdraft fee for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to our payment of overdrafts for these transactions. Additional regulations on overdraft fees became effective July 1, 2011 that further reduced our overdraft fees, although to a lesser extent than the 2010 changes. In April 2011, we implemented new fees on deposit accounts, such as fees for customers that elect to receive paper statements, that have helped to replace a large portion of the revenue that was lost as a result of the overdraft legislation.

Other service charges, commissions and fees amounted to $8.8 million in 2012, a 9.5% increase from the $8.1 million earned in 2011. The 2011 amount of $8.1 million was a 24.0% increase from the $6.5 million earned in 2010. This category of noninterest income includes items such as electronic payment processing revenue (which includes fees related to credit card transactions by merchants and customers and fees earned from debit card transactions), ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The growth in this category for both years was primarily attributable to increased debit card usage by our customers, as we earn a small fee each time our customers make a debit card transaction. Also, part of the increase in this category is due to the overall growth in our total customer base, including growth achieved from corporate acquisitions.

Fees from presold mortgages amounted to $2.4 million in 2012, $1.6 million in 2011, and $1.8 million in 2010. The increase in 2012 was primarily due to high mortgage refinance activity resulting from very low interest rates on home mortgages.

Commissions from sales of insurance and financial products amounted to $1.8 million in 2012, $1.5 million in 2011, and $1.5 million in 2010. This line item includes commissions we receive from three sources - 1) sales of credit life insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents the contribution of each of the three sources to the total amount recognized in this line item:

($ in thousands)	2012	2011	2010
Commissions earned from:
Sales of credit life insurance	$60	70	107
Sales of investments, annuities, and long term care insurance	1,068	760	531
Sales of property and casualty insurance	704	682	838
Total	$1,832	1,512	1,476

As can be seen in the above table, sales of investments, annuities and long term care insurance have doubled from 2010 to 2012. This was the result of an initiative and a renewed emphasis on this line of business that began in 2011. We hired a wealth management executive in 2011 who has steadily built a team of financial advisors that have grown this business.

Table 4 shows earnings from bank owned life insurance income were $591,000 in 2012, a sharp increase from prior years. In the second quarter of 2012, we purchased $25.0 million in bank-owned life insurance on certain key employees. Income related to the growth of the cash value of the insurance was $0.6 million for 2012. We had minimal amounts of bank-owned life insurance prior to 2012.

Noninterest income not considered to be “core” resulted in a net reduction to noninterest income of $24.1 million in 2012, a net contribution to total noninterest income of $3.0 million in 2011, and a net contribution to total noninterest income of $7.0 million in 2010. The components of non-core noninterest income are shown in Table 4 and the significant components thereof are discussed below.

Losses on non-covered foreclosed properties amount to $15.3 million for 2012 compared to $3.4 million for 2011 and $1.0 million in 2010. In the fourth quarter of 2012, we recorded $10.6 million in write-downs on substantially all of our non-covered foreclosed properties in connection with efforts to accelerate the sales of these assets. On average, the write-downs amounted to 29% of the carrying value of the properties. Even when the effects of that write-down are disregarded, losses on non-covered foreclosed properties have generally increased due to declining market values for real estate.

Losses on covered foreclosed properties amounted $13.0 million, $24.5 million and $34.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decline in losses on covered properties in 2012 was primarily a result of lower levels of covered foreclosed properties, as well as lower rates of deterioration in real estate market values in the coastal region of North Carolina. As discussed earlier and illustrated in the table below, there was a corresponding entry to indemnification asset income amounting to 80% of the losses recorded, that resulted in the bottom line impact of these covered asset losses being 20% of the gross write-downs.

Indemnification asset income for 2012, 2011, and 2010 amounted to $4.1 million, $20.5 million, and $41.8 million, respectively. In 2012, higher loan discount accretion and lower levels of loan and foreclosed property losses on covered assets resulted in less indemnification asset income in comparison to prior periods. Indemnification asset income primarily relates to upward adjustments to the amount expected to be received from the FDIC under loss share agreements as a result of higher than anticipated loan losses and foreclosed property losses and write-downs, as follows:

($ in millions)	2012	2011	2010
Higher expected FDIC claims for covered loans experiencing a deterioration in quality	$8.2	$12.7	$20.9
Lower expected FDIC claims for covered loans – loan discount accretion	(16.5)	(11.6)	(3.2)
Foreclosed property losses and write-downs – covered	13.0	24.5	34.5
Other, net	0.4	―	―
Total adjustment to expected FDIC loss-share claims	5.1	25.6	52.2
Expected reimbursement rate	80%	80%	80%
Indemnification asset income	$4.1	$20.5	$41.8

In 2011, as previously discussed, we realized a gain from the FDIC-assisted acquisition of a failed bank amounting to $10.2 million, which was the amount by which the fair value of the assets purchased exceeded the fair value of liabilities assumed in the transaction.

We recorded $0.6 million in gains on sales of securities during 2012 compared to $0.1 million in 2011 and a negligible amount in 2010.

The line item “Other gains (losses)” was negatively impacted in 2012 by $0.5 million in prepayment penalties associated with paying off $65 million in borrowings prior to their maturity dates. The line item was positively impacted in 2010 by the sale of our merchant credit card processing portfolio, which resulted in a gain of $0.9 million.

Noninterest Expenses

Noninterest expenses for 2012 were $97.3 million, compared to $96.1 million in 2011 and $87.0 million in 2010. Table 5 presents the components of our noninterest expense during the past three years.

As reflected in the amounts noted above, noninterest expenses increased 1.2% in 2012 and 10.5% in 2011. The increases in noninterest expenses over the past three years have occurred in almost every line item of expense and have been primarily a result of our growth. Due to acquisition and internal growth, over the past three years our number of bank branches has increased from 91 to 97, and the number of full time equivalent employees has increased from 764 at December 31, 2009 to 831 at December 31, 2012.

Total personnel expense increased by approximately $1.9 million, or 3.7%, in 2012. Salaries expense comprised $1.5 million of this increase, which was primarily associated with the hiring of additional key employees in order to build our infrastructure and to expand our wealth management capabilities. Employee benefits expense increased by approximately $0.4 million in 2012, which was a 3.4% increase from 2011 and corresponds to the increase in salaries expense. A significant component within employee benefits expense is pension expense, which amounted to $2.6 million in 2012 compared to $2.8 million in 2011. We expect pension expense to decline to zero in 2013, because we froze our two pension plans on December 31, 2012.

Total personnel expense increased by approximately $6.1 million, or 13.6% in 2011. Salaries expense comprised $4.7 million of this increase, which was primarily a result of an initiative to progressively build our infrastructure to manage increased compliance burdens, collection activities, and overall growth of the Company, as well as to prepare for future growth. Another factor in the increase in salaries expense in 2011 was the acquisition of The Bank of Asheville in January 2011, which added approximately 35 employees.

Equipment related expenses were $4.8 million, $4.3 million, and $4.3 million in 2012, 2011, and 2010, respectively. The increase in 2012 primarily related to an increase in ATM maintenance expenses, which was partially due to additional regulatory requirements for ATMs.

In 2011, we incurred acquisition expenses of approximately $0.6 million in connection with The Bank of Asheville acquisition. Acquisition expenses consisted primarily of professional fees.

FDIC deposit insurance expense declined in each of the past two years. In 2010, 2011, and 2012, we incurred approximately $4.4 million, $3.0 million, and $2.7 million, respectively, in FDIC deposit insurance premium expense. As previously discussed, the FDIC changed its premium assessment methodology in April 2011, which was favorable for our company and reduced our expense in 2011 and 2012.

Collection expenses related to both covered and non-covered assets remain high due the elevated level of delinquencies. Collection expenses on non-covered assets amounted to $3.1 million in 2012, $3.5 million in 2011 and $2.1 million in 2010. We expect collection expenses on non-covered assets to decline in 2013 as a result of the loan sale, which removed $68 million of high-risk loans from our portfolio. Collection expenses on covered loans, net of FDIC reimbursement, amounted to $1.6 million in 2012, $2.0 million in 2011 and $2.6 million in 2010.

Income Taxes

Table 6 presents the components of income tax expense and the related effective tax rates. We recorded an income tax benefit of $17.0 million for 2012 due to the net loss reported for the period, which was approximately 42.0% of the reported net loss. We recorded income tax expense of $7.4 million and $5.0 million in 2011 and 2010, respectively, which resulted in effective tax rates of 35.1% in 2011 and 33.2% in 2010. The differences in our effective tax rates from the blended statutory income tax rate of 39% are primarily due to tax-exempt interest income. We expect our effective tax rate to be approximately 35% in 2013.

Stock-Based Compensation

We recorded stock-based compensation expense of $0.3 million, $0.9 million, and $0.6 million, for the years ended December 31, 2012, 2011, and 2010, respectively. See Note 15 to the consolidated financial statements for more information regarding stock-based compensation.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

Over the past three years, our total assets have remained fairly stable at approximately $3.2 billion to $3.3 billion. Significant events that have affected our levels of loans and deposits over that period were The Bank of Asheville acquisition in 2011 and the loan sale initiative in 2012, with a branch purchase in 2012 contributing to a lesser degree. The following table presents detailed information regarding the nature of changes in our loans and deposits in 2011 and 2012:

($ in thousands)	Balance at beginning of period	Internal growth, net (1)	Growth from Acquisitions	Transfer to Loans Held for Sale	Balance at end of period	Total percentage growth	Internal percentage growth (1)
2012
Loans – Non-covered	$2,069,152	93,224	—	(68,233)	2,094,143	1.2%	4.5%
Loans – Covered	361,234	(78,920)	—	—	282,314	-21.8%	-21.8%
Total loans	$2,430,386	14,304	—	(68,233)	2,376,457	-2.2%	0.6%

Deposits – Noninterest-bearing	$335,833	77,072	290	—	413,195	23.0%	22.9%
Deposits – Interest-bearing checking	423,452	96,088	33	—	519,573	22.7%	22.7%
Deposits – Money market	509,801	37,404	4,004	—	551,209	8.1%	7.3%
Deposits – Savings	146,481	11,974	123	—	158,578	8.3%	8.2%
Deposits – Brokered time	157,408	(26,572)	—	—	130,836	-16.9%	-16.9%
Deposits – Internet time	29,902	(19,842)	—	—	10,060	-66.4%	-66.4%
Deposits – Time >$100,000 - retail	575,408	(48,290)	2,897	—	530,015	-7.9%	-8.4%
Deposits – Time <$100,000 - retail	576,752	(70,926)	2,068	—	507,894	-11.9%	-12.3%
Total deposits	$2,755,037	56,908	9,415	—	2,821,360	2.4%	2.1%

2011
Loans – Non-covered	$2,083,004	(13,852)	—	—	2,069,152	-0.7%	-0.7%
Loans – Covered	371,128	(112,162)	102,268	—	361,234	-2.7%	-30.2%
Total loans	$2,454,132	(126,014)	102,268	—	2,430,386	-1.0%	-5.1%

Deposits – Noninterest-bearing	$292,759	24,276	18,798	—	335,833	14.7%	8.3%
Deposits – Interest-bearing checking	292,623	99,471	31,358	—	423,452	44.7%	34.0%
Deposits – Money market	498,312	(7,661)	19,150	—	509,801	2.3%	-1.5%
Deposits – Savings	153,325	(10,056)	3,212	—	146,481	-4.5%	-6.6%
Deposits – Brokered time	143,554	(1,048)	14,902	—	157,408	9.7%	-0.7%
Deposits – Internet time	46,801	(59,819)	42,920	—	29,902	-36.1%	-127.8%
Deposits – Time >$100,000 - retail	602,371	(40,478)	13,515	—	575,408	-4.5%	-6.7%
Deposits – Time <$100,000 - retail	622,768	(94,905)	48,889	—	576,752	-7.4%	-15.2%
Total deposits	$2,652,513	(90,220)	192,744	—	2,755,037	3.9%	-3.4%

(1) Excludes the impact of acquisitions in the year of the acquisition, but includes growth or declines in acquired operations after the date of acquisition.

In 2012, as derived from the table above, our total loans declined $54 million, or 2.2%. We experienced internal growth in our non-covered loan portfolio of $93 million, or 4.5%, during 2012. However, much of this growth was offset by the charge-down and reclassification of approximately $68 million in non-covered higher-risk loans to “loans held for sale” during the fourth quarter of 2012. (See further discussion in the “Overview – 2012 Compared to 2011” section above.) Also offsetting our internal growth of loans were normal loan pay-downs, foreclosures, and loan charge-offs. In 2012, beyond the loan sale charge-offs, we charged-off $39 million in loans and foreclosed on another $53 million of loans that reduced our loan balances. Overall, a $25 million net positive change in non-covered loans during 2012 was offset by a $79 million decline in our covered loans, which resulted in our overall loan balances declining by $54 million during the year. We continue to pursue lending opportunities in order to improve our asset yields, as well as to potentially decrease the dividend rate on our SBLF preferred stock (see Note 19 to the consolidated financial statements for more information).

For the year ended December 31, 2012, strong growth in our lowest cost deposits exceeded the decline in our higher cost deposits, which resulted in a net increase in internally generated deposits of $57 million, or 2.1%. Our lowest cost deposits, noninterest bearing checking accounts and interest bearing checking accounts, experienced positive internal growth of $77 million and $96 million, respectively, which allowed us to continue to lessen our reliance on higher cost sources of funding in 2012, including internet deposits and time deposits. We continue to implement a bank-wide strategy to grow these types of low-rate accounts.

In 2011, as derived from the table above, our total loans declined $24 million, or 1.0%. Positively impacting loans outstanding was our acquisition of The Bank of Asheville on January 21, 2011, which added $102 million in loans. However, this increase was more than offset by loan payoffs, foreclosures and loan charge-offs that exceeded new loan growth. During 2011, we charged-off $52 million in loans and foreclosed on another $76 million that reduced our loan balances, with a portion of the charge-off and foreclosure activity relating to our two FDIC-assisted failed bank acquisitions. Also, loan demand in most of our market areas remained weak, with the pace of loan principal repayments substantially offsetting new loan originations. In addition, we de-emphasized certain types of lending, most notably acquisition and development land loans and non-owner occupied commercial real estate.

To start 2011, our total deposits increased by $193 million as a result of the January acquisition of The Bank of Asheville. For the remainder of the year, as our loans declined, we were able to lessen our reliance on higher cost sources of funding, including internet deposits and time deposits, which resulted in generally declining deposit balances. However, our lowest cost deposits, noninterest bearing checking accounts and interest bearing checking accounts, experienced positive internal growth of $24 million and $99 million, respectively. In addition to our bank-wide emphasis to grow these types of low-rate accounts, the increase in interest bearing checking accounts was impacted by $38 million in customer funds that were shifted from repurchase agreements (securities sold under agreements to repurchase) to interest bearing checking accounts during late 2011. In July 2011, the Dodd-Frank Act repealed certain sections of the Federal Reserve Act that prohibited payment of interest on commercial demand deposits. With this prohibition removed, we began to pay interest on certain types of commercial demand accounts, and we encouraged our customers with repurchase agreements to switch to commercial interest bearing checking accounts, which eliminated the need to sell/pledge our investment securities.

Our overall liquidity increased during 2012 compared to 2011. We experienced a $66 million increase in total deposits, while loans decreased $54 million. With the excess liquidity, we were able to reduce our borrowings by approximately $88 million during 2012. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 15.7% at December 31, 2011 to 16.2% at December 31, 2012.

Our capital ratios improved in 2012. We completed a capital raise totaling $33.8 million in the fourth quarter of 2012, which on an after-tax basis, offset the impact of the loan sale initiative and the foreclosed property write-downs that were also recorded in the fourth quarter of 2012. All of our capital ratios have continually exceeded the regulatory thresholds for “well-capitalized” status for all periods covered by this report. Our tangible common equity ratio was 6.81% at December 31, 2012, compared to 6.58% at December 31, 2011 and 6.52% at December 31, 2010.

Our asset quality ratios improved at December 31, 2012 from the prior year end. Our non-covered nonperforming assets to total non-covered assets ratio was 3.64% at December 31, 2012, compared to 4.30% at December 31, 2011 and 4.16% at December 31, 2010. This improvement was primarily due to the loan sale and foreclosed property write-down initiatives. As it relates to the covered assets, it has now been 3.5 years since we acquired Cooperative Bank in a failed bank acquisition and we have worked through many of the problem assets. Our covered nonperforming assets have steadily declined from $168 million at December 31, 2010 to $96 million at December 31, 2012.

Distribution of Assets and Liabilities

Table 7 sets forth the percentage relationships of significant components of our balance sheet at December 31, 2012, 2011, and 2010.

Our balance sheet mix has remained relatively stable over the past three years. The increase in noninterest bearing checking accounts and interest bearing checking accounts discussed earlier resulted in an increase in these categories from 9% each as a percentage of liabilities and shareholders’ equity at December 31, 2010 to 13% and 16%, respectively, at December 31, 2012. Also, over the past two years we have experienced a decline in time deposits that has resulted in total time deposits declining from 43% at December 31, 2010 to 36% at December 31, 2012. Due to excess liquidity, we have paid down a significant portion of our borrowings, and our borrowing mix has declined over the past two years from 6% to 1%.

Securities

Information regarding our securities portfolio as of December 31, 2012, 2011, and 2010 is presented in Tables 8 and 9.

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

Total securities amounted to $223.4 million, $240.6 million, and $235.2 million at December 31, 2012, 2011, and 2010, respectively.

The majority of our “government-sponsored enterprise” securities are issued by the Federal Home Loan Bank and carry one maturity date, often with an issuer call feature. At December 31, 2012, of the $12 million (carrying value) in government-sponsored enterprise securities, $9 million were issued by the Federal Home Loan Bank system and the remaining $3 million were issued by the Federal Farm Credit Bank system.

Our $147 million of mortgage-backed securities have all been issued by either Freddie Mac, Fannie Mae, Ginnie Mae, or the Small Business Administration, each of which are government-sponsored corporations. We have no “private label” mortgage-backed securities. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.

Included in mortgage-backed securities at December 31, 2012 were collateralized mortgage obligations (“CMOs”) with an amortized cost of $0.4 million and a fair value of $0.4 million. The CMOs that we have invested in are substantially all “early tranche” portions of the CMOs, which minimizes our long-term interest rate risk.

At December 31, 2012, our $3.8 million investment in corporate bonds was comprised of the following:

($ in thousands) Issuer	S&P Issuer Ratings (1)	Maturity Date	Amortized Cost	Market Value
First Citizens Bancorp (South Carolina) Bond	Not Rated	4/1/15	$2,998	3,073
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated	6/15/34	1,000	740
Total investment in corporate bonds			$3,998	3,813

Substantially all of our investment in equity securities at each year end was comprised of capital stock in the Federal Home Loan Bank of Atlanta (FHLB). The FHLB requires us to hold their stock as a requirement for membership in the FHLB system. The FHLB also requires us to purchase additional stock when we borrow from them. At December 31, 2012, our investment in capital stock of the FHLB amounted to $4.9 million of our total investment in equity securities of $5.0 million.

The fair value of securities held to maturity, which we carry at amortized cost, was $5.4 million more than the carrying value at December 31, 2012 and $4.8 million more than the carrying value at December 31, 2011. Our $56.1 million in securities held to maturity are comprised almost entirely of municipal bonds issued by state and local governments throughout our market area. We have only two municipal bonds with a denomination of $2 million or greater and we have no significant concentration of bond holdings from one government entity, with the single largest exposure to any one entity being $3.6 million. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

At December 31, 2012, 2011, and 2010, net unrealized gains of $3.3 million, $3.9 million, and $2.5 million, respectively, were included in the carrying value of securities classified as available for sale. During the past three years, interest rates have generally declined, which typically increases the value of our investment securities. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates and the overall economic environment, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains, net of applicable deferred income taxes, of $2.0 million, $2.4 million, and $1.5 million have been reported as part of a separate component of shareholders’ equity (accumulated other comprehensive income) as of December 31, 2012, 2011, and 2010, respectively.

The weighted average taxable-equivalent yield for the securities available for sale portfolio was 2.25% at December 31, 2012. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 4.5 years.

The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 5.74% at December 31, 2012. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds and the maturity date for all other securities, was 5.8 years.

The following table provides the names of issuers for which the Company has investment securities totaling in excess of 10% of shareholders’ equity and the fair value and amortized cost of these investments as of December 31, 2012. All of these securities are issued by government sponsored corporations.

($ in thousands)
Issuer	Amortized Cost	Fair Value	% of Shareholders’ Equity
Ginnie Mae	$83,950	86,353	24.2%
Small Business Administration	55,034	55,710	15.6%
Total	$138,984	142,063

Loans

Table 10 provides a summary of the loan portfolio composition of our total loans at each of the past five year ends.

As previously discussed, in our acquisitions of Cooperative Bank and The Bank of Asheville, we entered into loss share agreements with the FDIC, which afford us significant protection from losses on all loans and other real estate acquired in those acquisitions. Because of the loss protection provided by the FDIC, the financial risk of the Cooperative Bank and The Bank of Asheville loans is significantly different from assets not covered under the loss share agreements. Accordingly, we present separately loans subject to the FDIC loss share agreements as “covered loans” and loans that are not subject to the loss share agreements as “non-covered loans.” Table 10a presents a breakout of covered and non-covered loans as of December 31, 2012.

The loan portfolio is the largest category of our earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. We restrict virtually all of our lending to our 37 county market area, which is located in western, central and eastern North Carolina, five counties in southern Virginia and four counties in northeastern South Carolina. The diversity of the region’s economic base has historically provided a stable lending environment.

In 2012, loans outstanding decreased $53.9 million, or 2.2% to $2.38 billion. In 2011, loans outstanding decreased $23.7 million, or 1.0% to $2.43 billion. In 2012, the decline was due to the previously discussed transfer of $68.2 million in loans to a “loans held for sale” category. The decline for 2011 was mainly due to loan payoffs and loan foreclosures exceeding new loan growth as loan demand in most of our market areas was weak.

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

Our concentration of residential mortgage loans increased in 2009 as a result of the Cooperative acquisition, because Cooperative’s loan portfolio was heavily concentrated in residential mortgages. Our concentration of residential mortgage loans has increased from 26% in 2008 to 34% in 2012.

In 2011, due to The Bank of Asheville acquisition, our percentage of commercial real estate loans increased slightly as that bank’s primary business had been commercial lending.

Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 21% of our accruing loans outstanding at December 31, 2012 mature within one year and 62% of total loans mature within five years. As of December 31, 2012, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 41% and 59%, respectively. We intentionally make a blend of fixed and variable rate loans so as to reduce interest rate risk.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. As a matter of policy we place all loans that are past due 90 or more days on nonaccrual basis, and thus there were no loans at any of the past five year ends that were 90 days past due and still accruing interest.

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

Due largely to the economic downturn that began in late 2007 and continued to worsen over succeeding years, we experienced increases in our non-covered nonperforming assets from 2008 to 2011. Our total nonperforming assets were also significantly impacted by the Cooperative acquisition in 2009.

In the fourth quarter of 2012, we identified approximately $68 million of non-covered higher-risk loans, including both performing and non-performing loans, that we targeted for a sale to a third party investor. Based on an offer to purchase these loans that was received in December 2012, we wrote-down the loans by approximately $38 million to their estimated liquidation value of approximately $30 million and reclassified them as “loans held for sale.” Of the $68 million in loans targeted for sale, approximately $38 million had been classified as nonaccrual loans, $11 million had been classified as accruing troubled debt restructurings and the remaining $19 million performing classified loans. The completion of the sale of these loans occurred in January 2013 with sales proceeds of approximately $30 million being received.

Table 12a presents our nonperforming assets at December 31, 2012 by general geographic region and further segregated into “covered” nonperforming assets and “non-covered” nonperforming assets. The majority of our nonperforming assets are located in the Eastern North Carolina region, which has experienced the most severe effects of the recession of any of our regions.

Non-covered nonperforming loans totaled $57.9 million, $85.2 million, and $96.0 million, as of December 31, 2012, 2011, and 2010, respectively. The decline in 2012 was due primarily to the loan sale initiative. Total non-covered nonperforming loans as a percentage of total non-covered loans amounted to 2.76%, 4.12%, and 4.61%, at December 31, 2012, 2011, and 2010, respectively.

Troubled Debt Restructurings (TDRs) are accruing loans where the Company has granted concessions to the borrower as a result of the borrower’s financial difficulties. At December 31, 2012, 2011, and 2010, non-covered TDRs amounted to $24.8 million, $11.7 million, and $33.7 million, respectively. As part of a routine regulatory exam that concluded in the third quarter of 2012, we reclassified approximately $30 million of performing loans to TDR status during the second and third quarters of 2012. Other than reclassifying these loans to a nonperforming asset category for disclosure purposes, the reclassifications did not impact our financial statements. Also, in December 2012, the Company transferred approximately $5 million of TDRs to the “nonperforming loans held for sale” category as discussed above. The decline we experienced in 2011 was primarily a result of TDRs that re-defaulted and were placed on nonaccrual status.

We also had $15.5 million, $14.2 million, and $14.4 million, of covered TDRs at December 31, 2012, 2011, and 2010, respectively.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end, as classified for regulatory purposes:

($ in thousands)	At December 31, 2012 (1)	At December 31, 2011 (1)
Commercial, financial, and agricultural	$2,946	3,300
Real estate – construction, land development, and other land loans	19,468	48,467
Real estate – mortgage – residential (1-4 family) first mortgages	14,733	24,133
Real estate – mortgage – home equity loans/lines of credit	3,128	7,255
Real estate – mortgage – commercial and other	23,378	28,491
Installment loans to individuals	2,872	3,392
Total nonaccrual loans	$66,525	115,038

(1)	Includes both covered and non-covered loans.

The following segregates our nonaccrual loans at December 31, 2012 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$212	2,734	2,946
Real estate – construction, land development, and other land loans	11,698	7,770	19,468
Real estate – mortgage – residential (1-4 family) first mortgages	9,691	5,042	14,733
Real estate – mortgage – home equity loans/lines of credit	702	2,426	3,128
Real estate – mortgage – commercial and other	11,127	12,251	23,378
Installment loans to individuals	61	2,811	2,872
Total nonaccrual loans	$33,491	33,034	66,525

The following segregates our nonaccrual loans at December 31, 2011 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$469	2,831	3,300
Real estate – construction, land development, and other land loans	21,203	27,264	48,467
Real estate – mortgage – residential (1-4 family) first mortgages	10,134	13,999	24,133
Real estate – mortgage – home equity loans/lines of credit	1,231	6,024	7,255
Real estate – mortgage – commercial and other	8,212	20,279	28,491
Installment loans to individuals	223	3,169	3,392
Total nonaccrual loans	$41,472	73,566	115,038

The tables above indicate that covered nonaccrual loans declined from $41.5 million at December 31, 2011 to $33.5 million at December 31, 2012. This decrease was primarily a result of many of the nonaccrual loans at December 31, 2011 being either charged-off or being foreclosed upon in 2012 and their balances being transferred to other real estate during the year.

Non-covered nonaccrual loans decreased from $73.6 million at December 31, 2011 to $33.0 million at December 31, 2012, which was mainly due to the previously discussed transfer of these loans to “loans held for sale” in December 2012.

If the nonaccrual and restructured loans as of December 31, 2012, 2011 and 2010 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $7,689,000, $8,724,000 and $8,136,000 for nonaccrual loans and $2,392,000, $1,873,000 and $1,943,000 for restructured loans would have been recorded for 2012, 2011, and 2010, respectively. Interest income on such loans that was actually collected and included in net income in 2012, 2011 and 2010 amounted to approximately $2,824,000, $2,578,000 and $3,195,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $1,179,000, $1,351,000, and $1,342,000 for restructured loans, respectively. At December 31, 2012 and 2011, we had no commitments to lend additional funds to debtors whose loans were nonperforming.

Management routinely monitors the status of certain large loans that, in management’s opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above, management believes that an estimated $5 million of non-covered loans and $19 million of covered loans that were performing in accordance with their contractual terms at December 31, 2012 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2012 (see discussion below).

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

Foreclosed real estate includes primarily foreclosed properties. Non-covered foreclosed real estate amounted to $26.3 million, $37.0 million, and $21.1 million at December 31, 2012, 2011, and 2010, respectively. The decrease in 2012 was due to write-downs of $10.6 million that were recorded in the fourth quarter of 2012. We recorded write-downs on substantially all of our non-covered foreclosed properties in connection with efforts to accelerate the sale of these assets. The $10.6 million in write-downs represented approximately 29% of the total carrying value of the properties.

At December 31, 2012, 2011 and 2010, we also held $47.3 million, $85.3 million, and $94.9 million, respectively, in foreclosed real estate that is subject to loss share agreements with the FDIC. The decreases over the past two years are due to a combination of additional write-downs on foreclosed properties due to falling market prices and the actual sale of the foreclosed properties. During 2012, we sold $60 million of covered foreclosed properties, compared to $37 million in 2011 and $20 million in 2010.

The following table presents the detail of our foreclosed real estate at each of the past two year ends:

	At December 31, 2012 (1)	At December 31, 2011 (1)
Vacant land	$48,838	76,341
1-4 family residential properties	15,808	33,724
Commercial real estate	8,929	12,230
Total foreclosed real estate	$73,575	122,295
(1)	Includes both covered and non-covered real estate.

The following segregates our foreclosed real estate at December 31, 2012 into covered and non-covered:

	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$36,742	12,096	48,838
1-4 family residential properties	5,620	10,188	15,808
Commercial real estate	4,928	4,001	8,929
Total foreclosed real estate	$47,290	26,285	73,575

The following segregates our foreclosed real estate at December 31, 2011 into covered and non-covered:

	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$59,994	16,347	76,341
1-4 family residential properties	17,362	16,362	33,724
Commercial real estate	7,916	4,314	12,230
Total foreclosed real estate	$85,272	37,023	122,295

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

The allowance for loan losses amounted to $46.4 million at December 31, 2012 compared to $41.4 million at December 31, 2011, and $49.4 million at December 31, 2010. At December 31, 2012, 2011, and 2010, $4.8 million, $5.8 million, and $11.2 million, respectively, of the allowance for loan losses is attributable to covered loans that have exhibited credit quality deterioration due to lower collateral valuations, while the allowance for loan losses for non-covered loans amounted to $41.6 million, $35.6 million, and $38.3 million, respectively, at those dates. For all periods prior to 2010, the entire allowance for loan losses is attributable to non-covered loans.

The ratio of the allowance for non-covered loan losses to non-covered loans was 1.99%, 1.72%, and 1.84%, as of December 31, 2012, 2011, and 2010, respectively.

Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The amount of the unallocated portion of the allowance for loan losses did not vary materially at any of the past three year ends. The allowance for loan losses is available to absorb losses in all categories. Table 13a segregates the allocation of the allowance for loan losses as of December 31, 2012 and 2011 into covered and non-covered categories.

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

Table 14a presents a detailed rollforward of the 2012 and 2011 activity for the allowance for loan losses segregated into covered and non-covered activity.

Net loan charge-offs of non-covered loans amounted to $64.0 million in 2012, $31.2 million in 2011, and $32.7 million in 2010. In 2012, we recorded approximately $37.8 million in charge-offs related to the transfer of $68 million in loans to “loans held for sale” in anticipation of their planned sale. The elevated amounts in 2011 and 2010 reflect the impact of deteriorating loan quality that has been caused by the economic downturn. Net non-covered charge-offs as a percentage of average non-covered loans represented 3.02%, 1.52%, and 1.55% during 2012, 2011, and 2010, respectively.

We recorded $10.7 million, $18.1 million, and $9.8 million in charge-offs of covered loans during 2012, 2011, and 2010, respectively, primarily related to collateral dependent nonaccrual loans for which we received updated appraisals that reflected lower valuations.

Deposits and Securities Sold Under Agreements to Repurchase

At December 31, 2012, deposits outstanding amounted to $2.821 billion, an increase of $66 million from the $2.755 billion recorded at December 31, 2011. We experienced significant growth in our noninterest-bearing and interest-bearing checking accounts during 2012. These increases were partially offset by declines in our higher cost time deposits, including brokered time deposits and internet time deposits.

In 2011, deposits increased from $2.653 billion to $2.755 billion, an increase of $102 million, from December 31, 2010. To begin 2011, deposits initially grew by $193 million as a result of the acquisition of The Bank of Asheville in January 2011. For the remainder of the year, our deposit base declined by $90 million as a lack of loan growth allowed us to reduce our reliance on higher cost deposits. Our interest-bearing checking accounts increased approximately $131 million during 2011, with $31 million being assumed in The Bank of Asheville acquisition and another $38 million of the growth resulting from customers shifting their funds from securities sold under agreements to repurchase to a commercial interest bearing checking account (discussed earlier). In 2011, despite the addition of $62 million in time deposits and $43 million in internet deposits from The Bank of Asheville acquisition, we experienced overall net declines in these categories of $73 million and $17 million, respectively, due to our ability to lessen our reliance on these higher cost deposits as a result of weak loan demand and growth in our other lower-cost deposit categories.

The nature of our deposit growth is illustrated in the table on page 52. The following table reflects the mix of our deposits at each of the past three year ends:

	2012	2011	2010
Noninterest-bearing checking accounts	15%	12%	11%
Interest-bearing checking accounts	18%	15%	11%
Money market deposits	19%	19%	19%
Savings deposits	6%	5%	6%
Brokered deposits	5%	6%	5%
Internet deposits	0%	1%	2%
Time deposits > $100,000 - retail	19%	21%	23%
Time deposits < $100,000 - retail	18%	21%	23%
Total deposits	100%	100%	100%
Securities sold under agreements to repurchase as a percent of total deposits	—	1%	2%

Our deposit mix has gradually shifted over the past few years to a heavier concentration in transaction accounts and less concentration in time deposits. The percentages for retail time deposits have declined because of a combination of 1) customers shifting their matured time deposits into checking accounts because of a steadily shrinking gap between the interest rates that the two products pay and 2) because of high levels of liquidity, we have chosen not to match certain promotional time deposit interest rates being offered by local competitors.

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

Table 15 presents the average amounts of our deposits and the average yield paid for those deposits for the years ended December 31, 2012, 2011, and 2010.

As of December 31, 2012, we held approximately $664.3 million in time deposits of $100,000 or more. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2012. This table shows that 70% of our time deposits greater than $100,000 mature within one year.

At each of the past three year ends, we have no deposits issued through foreign offices, nor do we believe that we held any deposits by foreign depositors.

Borrowings

We had borrowings outstanding of $46.4 million at December 31, 2012, compared to $133.9 million at December 31, 2011 and $196.9 million at December 31, 2010. Borrowings decreased from 2010 to 2012 because we paid off borrowings with excess liquidity that resulted from overall declines in loans and growth in deposits. Most significantly, in the fourth quarter of 2012, we paid off $65 million of FHLB borrowings prior to their maturity dates, which resulted in a prepayment penalty of approximately $0.5 million. Table 2 shows that average borrowings were $120 million in 2012, compared to $122.7 million in 2011 and $79.8 million in 2010.

At December 31, 2012, the Company had three sources of readily available borrowing capacity – 1) an approximately $372 million line of credit with the FHLB, of which none was outstanding at December 31, 2012, and $88 million was outstanding at December 31, 2011, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2012 or 2011, and 3) an approximately $88 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2012 or 2011.

Our line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio. For the year ended December 31, 2012, the average amount of FHLB borrowings outstanding was approximately $73 million with a weighted average interest rate for the year of 1.07%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2012 was $88 million.

In addition to any outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, our borrowing capacity was further reduced by $143 million and $203 million at December 31, 2012 and 2011, respectively, as a result of our pledging letters of credit backed by the FHLB for public deposits at each of those dates.

Our correspondent bank relationship allows us to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased). We had no borrowings under this line at December 31, 2012 or 2011. There were no federal funds purchased outstanding at any month-end during 2012.

We also have a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans). Based on the collateral that we owned as of December 31, 2012, the available line of credit was approximately $88 million. At December 31, 2012 and 2011, we had no borrowings outstanding under this line. There were no FRB borrowings outstanding at any month-end during 2012.

In addition to the lines of credit described above, in which we had $0 and $88 million outstanding as of December 31, 2012, and 2011, respectively, we also had a total of $46.4 million in trust preferred security debt outstanding at December 31, 2012 and 2011. We have initiated three trust preferred security issuances since 2002 totaling $67.0 million, with one of those issuances for $20.6 million being redeemed in 2007. These borrowings each have 30 year final maturities and were structured in a manner that allows them to qualify as capital for regulatory capital adequacy requirements. We may call these debt securities at par on any quarterly interest payment date five years after their issue date. We issued $20.6 million of this debt on October 29, 2002 (which we called in 2007), an additional $20.6 million on December 19, 2003, and $25.8 million on April 13, 2006. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70% for the securities issued in 2003, and three-month LIBOR plus 1.39% for the securities issued in 2006.

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

As noted above, in addition to internally generated liquidity sources, we currently (March 2013) have the ability to obtain borrowings from the following three sources – 1) an approximately $372 million line of credit with the FHLB, 2) a $50 million overnight federal funds line of credit with a correspondent bank, and 3) an approximately $88 million line of credit through the FRB’s discount window.

Our overall liquidity increased during 2012 compared to 2011, as a result of growth in our deposits. As a result, our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 15.7% at December 31, 2011 to 16.2% at December 31, 2012.

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

Table 18 reflects our contractual obligations and other commercial commitments outstanding as of December 31, 2012. All of our borrowings at December 31, 2012 consisted of trust preferred securities.

In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. The following table presents a summary of our outstanding loan commitments as of December 31, 2012:

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$66	258	324
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	33	184	217
Total	$99	442	541

At December 31, 2012 and 2011, we also had $12.8 and $7.1 million, respectively, in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is that of a guarantee made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral. Over the past two years, we have had to honor only a few standby letters of credit, which involved insignificant amounts of funds and have been or are being repaid by the borrower without any loss to us. We expect any draws under existing commitments to be funded through normal operations.

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

Capital Resources and Shareholders’ Equity

Shareholders’ equity at December 31, 2012 amounted to $356.1 million compared to $345.2 million at December 31, 2011. The two basic components that typically have the largest impact on our shareholders’ equity are net income (loss), which increases (decreases) shareholders’ equity, and dividends declared, which decreases shareholders’ equity. Additionally, any stock issuances can significantly increase shareholders’ equity.

In 2012, the most significant factors that impacted our equity were 1) the $23.4 million net loss reported for 2012, which reduced equity, 2) a $33.7 million capital raise comprised of a combination of preferred and common stock (see Note 19 to our consolidated financial statements), which increased equity, 3) an $8.5 adjustment related to the freezing of our two pension plans (see Note 12), which increased equity, 4) common stock dividends declared of $5.6 million, which reduced equity, and 5) preferred stock dividends declared of $2.8 million, which reduced equity. See the Consolidated Statements of Shareholders’ Equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.

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

Table 21 presents our regulatory capital ratios as of December 31, 2012, 2011, and 2010. All of our capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank’s classification as “well capitalized.” The specific guidelines are as follows – Tier I Capital Ratio of at least 6.00%, Total Capital Ratio of at least 10.00%, and a Leverage Ratio of at least 5.00%. If a bank falls below “well capitalized” status in any of these three ratios, it must ask for FDIC permission to originate or renew brokered deposits. The Bank’s regulatory ratios exceeded the threshold for “well-capitalized” status at December 31, 2012, 2011, and 2010 – see Note 16 to the consolidated financial statements for a table that presents the Bank’s regulatory ratios.

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

In this economic environment, our goal is to maintain our capital ratios at levels at least 200 basis points higher than the “well-capitalized” thresholds set for banks. At December 31, 2012, our total risk-based capital ratio was 16.67% compared to the 10.00% “well-capitalized” threshold.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 6.81% at December 31, 2012 compared to 6.58% at December 31, 2011.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in derivatives activities through December 31, 2012 and have no current plans to do so.

Return on Assets and Equity

Table 20 shows return on average assets (net income available to common shareholders divided by average total assets), return on average common equity (net income available to common shareholders divided by average common shareholders’ equity), dividend payout ratio (dividends per share divided by net income per common share) and shareholders’ equity to assets ratio (average total shareholders’ equity divided by average total assets) for each of the years in the three-year period ended December 31, 2012.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.78% (realized in 2012). During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of December 31, 2012) to a high of 7.25% (2008). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At December 31, 2012, approximately 76% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Table 17 sets forth our interest rate sensitivity analysis as of December 31, 2012, using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by this table, at December 31, 2012, we had $759 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2012 are deposits totaling $1.23 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer term maturity instruments carry higher interest rates than short term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. Due to the prolonged negative economic environment, the Federal Reserve has taken steps to suppress long-term interest rates in an effort to boost the housing market, increase employment, and stimulate the economy. In the marketplace, longer-term interest rates have decreased, while short-term rates have remained relatively stable. For example, from December 31, 2011 to December 31, 2012, the interest rate on three-month treasury bills rose by 4 basis points, but the interest rate for seven-year treasury notes decreased by 24 basis points. This has resulted in a “flattening” of the yield curve and is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which reduces our net interest margin.

The Federal Reserve has made no changes to interest rates it sets directly since 2008, and since that time we have been able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as short-term rates are already near zero, we will be unlikely to continue the trend of reducing our funding costs. We also continue to experience downward pressure on our loan yields due to the interest rate environment described above and competitive pressures.

As previously discussed in the section “Net Interest Income,” our net interest income was impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $16.5 million and $11.6 million for 2012 and 2011, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff , the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility.

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2013 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin for 2013 will experience some compression. We expect loan yields to continue to trend downwards, while many of our deposit products already have interest rates near zero.

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

Current Accounting Matters

We prepare our consolidated financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the “FASB”). Because the information needed by users of financial reports is dynamic, the FASB frequently issues new rules and proposes new rules for companies to apply in reporting their activities. See Note 1(u) to our consolidated financial statements for a discussion of recent rule proposals and changes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk.”

Table 1 Selected Consolidated Financial Data

($ in thousands, except per share	Year Ended December 31,
and nonfinancial data)	2012	2011	2010	2009	2008
Income Statement Data
Interest income	$152,520	155,768	159,261	155,991	147,862
Interest expense	17,320	23,565	31,907	48,895	61,303
Net interest income	135,200	132,203	127,354	107,096	86,559
Provision for loan losses	79,672	41,301	54,562	20,186	9,880
Net interest income after provision	55,528	90,902	72,792	86,910	76,679
Noninterest income	1,389	26,216	29,106	89,518	20,657
Noninterest expense	97,275	96,106	86,956	78,551	62,211
Income (loss) before income taxes	(40,358)	21,012	14,942	97,877	35,125
Income taxes (benefit)	(16,952)	7,370	4,960	37,618	13,120
Net income (loss)	(23,406)	13,642	9,982	60,259	22,005
Preferred stock dividends	(2,809)	(3,234)	(3,250)	(3,169)	—
Accretion of preferred stock discount	—	(2,932)	(857)	(803)	—
Net income (loss) available to common shareholders	(26,215)	7,476	5,875	56,287	22,005

Earnings (loss) per common share – basic	(1.54)	0.44	0.35	3.38	1.38
Earnings (loss) per common share – diluted	(1.54)	0.44	0.35	3.37	1.37

Per Share Data (Common)
Cash dividends declared - common	$0.32	0.32	0.32	0.32	0.76
Market Price
High	13.40	16.89	16.90	19.00	20.86
Low	7.68	8.05	12.00	6.87	11.25
Close	12.82	11.15	15.31	13.97	18.35
Stated book value – common	14.51	16.66	16.64	16.59	13.27
Tangible book value – common	11.00	12.53	12.45	12.35	9.18

Selected Balance Sheet Data (at year end)
Total assets	$3,244,910	3,290,474	3,278,932	3,545,356	2,750,567
Loans – non-covered	2,094,143	2,069,152	2,083,004	2,132,843	2,211,315
Loans – covered	282,314	361,234	371,128	520,022	—
Total loans	2,376,457	2,430,386	2,454,132	2,652,865	2,211,315
Allowance for loan losses	46,402	41,418	49,430	37,343	29,256
Intangible assets	68,943	69,732	70,358	70,948	67,780
Deposits	2,821,360	2,755,037	2,652,513	2,933,108	2,074,791
Borrowings	46,394	133,925	196,870	176,811	367,275
Total shareholders’ equity	356,117	345,150	344,603	342,383	219,868

Selected Average Balances
Assets	$3,311,289	3,315,045	3,326,977	3,097,137	2,484,296
Loans – non-covered	2,114,489	2,051,677	2,104,677	2,176,153	2,117,028
Loans – covered	322,508	410,318	449,724	298,892	—
Total loans	2,436,997	2,461,995	2,554,401	2,475,045	2,117,028
Earning assets	2,857,541	2,834,938	2,927,815	2,833,167	2,329,025
Deposits	2,809,357	2,758,022	2,807,161	2,549,709	1,985,332
Interest-bearing liabilities	2,553,175	2,606,450	2,655,195	2,497,304	2,019,256
Shareholders’ equity	345,981	353,588	350,908	313,173	210,810

Ratios
Return on average assets	(0.79% )	0.23%	0.18%	1.82%	0.89%
Return on average common equity	(9.29% )	2.59%	2.05%	22.55%	10.44%
Net interest margin (taxable-equivalent basis)	4.78%	4.72%	4.39%	3.81%	3.74%
Tangible common equity to tangible assets	6.81%	6.58%	6.52%	5.94%	5.67%
Loans to deposits at year end	84.23%	88.22%	92.52%	90.45%	106.58%
Allowance for loan losses to total loans	1.95%	1.70%	2.01%	1.41%	1.32%
Allowance for loan losses to total loans - non-covered	1.99%	1.72%	1.84%	1.75%	1.32%
Nonperforming assets to total assets at year end	6.24%	8.00%	8.69%	7.27%	1.29%
Nonperforming assets to total assets - non-covered	3.64%	4.30%	4.16%	3.10%	1.29%
Net charge-offs to average total loans	3.06%	2.00%	1.66%	0.49%	0.24%
Net charge-offs to average total loans - non-covered	3.02%	1.52%	1.55%	0.56%	0.24%

Nonfinancial Data – number of branches	97	97	92	91	74
Nonfinancial Data – number of employees (FTEs)	831	830	774	764	650
70

Table 2 Average Balances and Net Interest Income Analysis

	Year Ended December 31,
	2012			2011			2010
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$2,436,997	5.97%	$145,554	$2,461,995	6.00%	$147,652	$2,554,401	5.92%	$151,292
Taxable securities	161,064	2.70%	4,352	175,666	3.23%	5,680	160,711	3.58%	5,750
Non-taxable securities (3)	56,625	6.15%	3,485	57,478	6.19%	3,556	46,807	6.30%	2,949
Short-term investments, primarily overnight funds	202,855	0.32%	656	139,799	0.31%	436	165,896	0.35%	586
Total interest- earning assets	2,857,541	5.39%	154,047	2,834,938	5.55%	157,324	2,927,815	5.48%	160,577
Cash and due from banks	64,241			72,628			59,236
Bank premises and equipment, net	73,240			68,930			56,534
Other assets	316,267			338,549			283,392
Total assets	$3,311,289			$3,315,045			$3,326,977

Liabilities and Equity
Interest-bearing checking accounts	$461,380	0.16%	$736	$355,979	0.22%	$776	$349,501	0.24%	$834
Money market accounts	536,680	0.34%	1,804	508,209	0.53%	2,705	508,250	0.84%	4,267
Savings accounts	158,014	0.19%	296	152,256	0.48%	731	156,483	0.81%	1,262
Time deposits >$100,000	725,473	1.12%	8,132	771,165	1.31%	10,103	786,257	1.57%	12,374
Other time deposits	550,420	0.82%	4,486	641,078	1.10%	7,036	717,416	1.56%	11,193
Total interest-bearing deposits	2,431,967	0.64%	15,454	2,428,687	0.88%	21,351	2,517,907	1.19%	29,930
Securities sold under agreements to repurchase	1,667	0.24%	4	55,020	0.33%	184	57,443	0.52%	298
Borrowings	119,541	1.56%	1,862	122,743	1.65%	2,030	79,845	2.10%	1,679
Total interest- bearing liabilities	2,553,175	0.68%	17,320	2,606,450	0.90%	23,565	2,655,195	1.20%	31,907
Noninterest-bearing checking accounts	377,390			329,335			289,254
Other liabilities	34,743			25,672			31,620
Shareholders’ equity	345,981			353,588			350,908
Total liabilities and shareholders’ equity	$3,311,289			$3,315,045			$3,326,977
Net yield on interest- earning assets and net interest income		4.78%	$136,727		4.72%	$133,759		4.39%	$128,670
Interest rate spread		4.71%			4.65%			4.28%

Average prime rate		3.25%			3.25%			3.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees (costs) in the amounts of $111,400, ($101,500), and $35,000 for 2012, 2011, and 2010, respectively.
(2)	Includes accretion of discount on covered loans of $16,466,000, $11,598,000, and $7,607,000 in 2012, 2011, and 2010, respectively.
(3)	Includes tax-equivalent adjustments of $1,527,000, $1,556,000, and $1,316,000 in 2012, 2011, and 2010, respectively, to reflect the federal and state tax benefit of the tax-exempt securities (using a 39% combined tax rate), reduced by the related nondeductible portion of interest expense.
71

Table 3 Volume and Rate Variance Analysis

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income (tax-equivalent):
Loans	$(1,496)	(602)	(2,098)	(5,507)	1,867	(3,640)
Taxable securities	(433)	(895)	(1,328)	509	(579)	(70)
Non-taxable securities	(53)	(18)	(71)	666	(59)	607
Short-term investments, primarily overnight funds	200	20	220	(87)	(63)	(150)
Total interest income	(1,782)	(1,495)	(3,277)	(4,419)	1,166	(3,253)

Interest expense:
Interest-bearing checking accounts	199	(239)	(40)	15	(73)	(58)
Money market accounts	124	(1,025)	(901)	—	(1,562)	(1,562)
Savings accounts	19	(454)	(435)	(27)	(504)	(531)
Time deposits >$100,000	(555)	(1,416)	(1,971)	(218)	(2,053)	(2,271)
Other time deposits	(867)	(1,683)	(2,550)	(1,014)	(3,143)	(4,157)
Total interest-bearing deposits	(1,080)	(4,817)	(5,897)	(1,244)	(7,335)	(8,579)
Securities sold under agreements to repurchase	(153)	(27)	(180)	(10)	(104)	(114)
Borrowings	(51)	(117)	(168)	806	(455)	351
Total interest expense	(1,284)	(4,961)	(6,245)	(448)	(7,894)	(8,342)

Net interest income (tax-equivalent)	$(498)	3,466	2,968	(3,971)	9,060	5,089

Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4 Noninterest Income

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Service charges on deposit accounts	$11,865	11,981	12,335
Other service charges, commissions, and fees	8,831	8,067	6,507
Fees from presold mortgages	2,378	1,609	1,813
Commissions from sales of insurance and financial products	1,832	1,512	1,476
Bank owned life insurance income	591	45	47
Total core noninterest income	25,497	23,214	22,178
Gain from acquisition	—	10,196	—
Foreclosed property losses and write-downs – non-covered	(15,325)	(3,355)	(984)
Foreclosed property losses and write-downs – covered	(13,035)	(24,492)	(34,527)
FDIC Indemnification asset income, net	4,077	20,481	41,808
Securities gains (losses), net	638	74	26
Other gains (losses), net	(463)	98	605
Total	$1,389	26,216	29,106

Table 5 Noninterest Expenses

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Salaries	$41,336	39,822	35,076
Employee benefits	12,007	11,616	10,214
Total personnel expense	53,343	51,438	45,290
Occupancy expense	6,954	6,574	6,799
Equipment related expenses	4,800	4,326	4,327
Amortization of intangible assets	897	902	874
Acquisition expenses	—	636	—
FDIC insurance expense	2,678	3,008	4,387
Stationery and supplies	2,240	2,867	2,563
Telephone	1,683	2,127	2,053
Repossession and collection expenses – non-covered	3,107	3,492	2,138
Repossession and collection expenses – covered, net of FDIC reimbursement and rental income	1,642	1,968	2,617
Non-credit losses	1,571	1,276	489
Other operating expenses	18,360	17,492	15,419
Total	$97,275	96,106	86,956

Table 6 Income Taxes

($ in thousands)	2012	2011	2010

Current - Federal	$(8,401)	9,204	25,353
- State	(43)	2,094	3,807
Deferred - Federal	(5,914)	(3,234)	(21,092)
- State	(2,594)	(694)	(3,108)
Total tax expense (benefit)	$(16,952)	7,370	4,960

Effective tax rate	42.0%	35.1%	33.2%

Table 7 Distribution of Assets and Liabilities

	As of December 31,
	2012	2011	2010
Assets
Interest-earning assets
Net loans	72%	73%	73%
Securities available for sale	5	6	5
Securities held to maturity	2	2	2
Short term investments	5	4	5
Total interest-earning assets	84	85	85

Noninterest-earning assets
Cash and due from banks	3	2	2
Loans held for sale	1	—	—
Premises and equipment	2	2	2
FDIC indemnification asset	3	4	4
Intangible assets	2	2	2
Foreclosed real estate	2	4	4
Bank-owned life insurance	1	—	—
Other assets	2	1	1
Total assets	100%	100%	100%

Liabilities and shareholders’ equity
Noninterest-bearing checking accounts	13%	10%	9%
Interest-bearing checking accounts	16	13	9
Money market accounts	17	16	15
Savings accounts	5	4	5
Time deposits of $100,000 or more	20	23	23
Other time deposits	16	18	20
Total deposits	87	84	81
Securities sold under agreements to repurchase	—	1	2
Borrowings	1	4	6
Accrued expenses and other liabilities	1	1	1
Total liabilities	89	90	90

Shareholders’ equity	11	10	10
Total liabilities and shareholders’ equity	100%	100%	100%

Table 8 Securities Portfolio Composition

	As of December 31,
($ in thousands)	2012	2011	2010
Securities available for sale:
Government-sponsored enterprise securities	$11,596	34,665	43,273
Mortgage-backed securities	146,926	124,105	107,460
Corporate bonds	3,813	12,488	15,330
Equity securities	5,017	11,368	15,119
Total securities available for sale	167,352	182,626	181,182

Securities held to maturity:
State and local governments	56,064	57,988	54,011
Other	—	—	7
Total securities held to maturity	56,064	57,988	54,018

Total securities	$223,416	240,614	235,200

Average total securities during year	$217,689	233,144	207,518

Table 9 Securities Portfolio Maturity Schedule

	As of December 31,
	2012
($ in thousands)	Book Value	Fair Value	Book Yield (1)
Securities available for sale:

Government-sponsored enterprise securities
Due after one but within five years	$11,500	11,596	1.08%
Total	11,500	11,596	1.08%

Mortgage-backed securities (2)
Due within one year	1,892	1,999	2.20%
Due after one but within five years	77,285	79,658	2.42%
Due after five but within ten years	56,928	57,622	1.88%
Due after ten years	7,434	7,647	3.19%
Total	143,539	146,926	2.24%

Corporate debt securities
Due after one but within five years	2,998	3,073	6.83%
Due after ten years	1,000	740	2.56%
Total	3,998	3,813	5.76%

Equity securities	5,026	5,017	2.43%

Total securities available for sale
Due within one year	1,892	1,999	2.20%
Due after one but within five years	91,783	94,327	2.40%
Due after five but within ten years	56,928	57,622	1.88%
Due after ten years	8,434	8,387	3.11%
Equity securities	5,026	5,017	2.43%
Total	$164,063	167,352	2.25%

Securities held to maturity:

State and local governments
Due within one year	$350	352	5.85%
Due after one but within five years	3,837	4,140	5.94%
Due after five but within ten years	29,005	31,807	5.65%
Due after ten years	22,872	25,197	5.83%
Total securities held to maturity	$56,064	61,496	5.74%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 39% tax rate.
(2)	Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.

Table 10 Loan Portfolio Composition

	As of December 31,
	2012		2011		2010		2009		2008
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$160,790	7%	$162,099	7%	$155,016	6%	$173,611	7%	$190,428	9%
Real estate – construction, land development & other land loans	298,458	13%	363,079	15%	437,700	18%	551,714	21%	481,849	22%
Real estate – mortgage – residential (1-4 family) first mortgages	815,281	34%	805,542	33%	802,658	33%	849,875	32%	576,884	26%
Real estate – mortgage – home equity loans / lines of credit	238,925	10%	256,509	11%	263,529	11%	270,054	10%	249,764	11%
Real estate – mortgage – commercial and other	789,746	33%	762,895	31%	710,337	29%	718,723	27%	620,444	28%
Installment loans to individuals	71,933	3%	78,982	3%	83,919	3%	88,514	3%	91,711	4%
Loans, gross	2,375,133	100%	2,429,106	100%	2,453,159	100%	2,652,491	100%	2,211,080	100%
Unamortized net deferred loan costs	1,324		1,280		973		374		235
Total loans (1)	$2,376,457		$2,430,386		$2,454,132		$2,652,865		$2,211,315

(1)	Excludes loans held for sale

Table 10a Loan Portfolio Composition – Covered versus Non-covered

	As of December 31, 2012
	Covered Loans (Carrying Value)		Non-covered Loans		Total Loans		Unpaid Principal Balance of Covered Loans	Carrying Value of Covered Loans as a Percent of the Unpaid Balance
($ in thousands)	Amount	% of Covered Loans	Amount	% of Non- covered Loans	Amount	% of Total Loans	Amount	Percentage
Commercial, financial, and agricultural	$5,517	2%	$155,273	7%	$160,790	7%	$7,157	77%
Real estate – construction, land development & other land loans	46,889	17%	251,569	12%	298,458	13%	85,270	55%
Real estate – mortgage – residential (1-4 family) first mortgages	135,880	48%	679,401	33%	815,281	34%	163,318	83%
Real estate – mortgage – home equity loans / lines of credit	19,482	7%	219,443	11%	238,925	10%	24,487	80%
Real estate – mortgage – commercial and other	73,773	26%	715,973	34%	789,746	33%	98,617	75%
Installment loans to individuals	773	0%	71,160	3%	71,933	3%	828	93%
Loans, gross	282,314	100%	2,092,819	100%	2,375,133	100%	$379,677	74%
Unamortized net deferred loan costs	—		1,324		1,324
Total loans	$282,314		$2,094,143		$2,376,457

See Note 4 to the Consolidated Financial Statements for tables showing breakout of covered loans versus non-covered loans at December 31, 2011.

Table 11 Loan Maturities

	As of December 31, 2012
	Due within one year		Due after one year but within five years		Due after five years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$53,485	5.25%	$26,914	5.35%	$383	5.21%	$80,782	5.28%
Real estate – construction only	29,334	5.45%	5,173	5.05%	1,550	4.25%	36,057	5.34%
Real estate – all other mortgage	144,576	5.12%	288,240	5.27%	167,606	4.47%	600,422	5.01%
Real estate – home equity loans/ line of credit	6,520	4.99%	14,314	4.61%	189,623	4.27%	210,457	4.32%
Installment loans to individuals	249	5.39%	10,200	8.22%	14,958	5.36%	25,407	6.51%
Total at variable rates	234,164	5.19%	344,841	5.33%	374,120	4.40%	953,125	4.93%

Fixed Rate Loans:
Commercial, financial, and agricultural	21,128	5.33%	47,865	6.12%	10,903	4.15%	79,896	5.64%
Real estate – construction only	20,119	5.61%	77	17.75%	6,175	4.75%	26,371	5.44%
Real estate – all other mortgage	214,052	6.16%	513,416	5.67%	482,595	4.81%	1,210,063	5.41%
Installment loans to individuals	7,167	7.04%	26,348	7.42%	6,962	12.63%	40,477	8.25%
Total at fixed rates	262,466	6.08%	587,706	5.79%	506,635	4.90%	1,356,807	5.51%

Subtotal	496,630	5.66%	932,547	5.62%	880,755	4.69%	2,309,932	5.27%
Nonaccrual loans	66,525		—		—		66,525
Total loans	$563,155		$932,547		$880,755		$2,376,457

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Table 12 Nonperforming Assets

	As of December 31,
($ in thousands)	2012	2011	2010	2009	2008

Non-covered nonperforming assets
Nonaccrual loans	$33,034	73,566	62,326	62,206	26,600
Restructured loans - accruing	24,848	11,720	33,677	21,283	3,995
Accruing loans >90 days past due	—	—	—	—	—
Total non-covered nonperforming loans	57,882	85,286	96,003	83,489	30,595
Nonperforming loans held for sale	21,938	—	—	—	—
Other real estate	26,285	37,023	21,081	8,793	4,832
Total non-covered nonperforming assets	$106,105	122,309	117,084	92,282	35,427

Covered nonperforming assets (1)
Nonaccrual loans (2)	$33,491	41,472	58,466	117,916	—
Restructured loans - accruing	15,465	14,218	14,359	—	—
Accruing loans >90 days past due	—	—	—	—	—
Total covered nonperforming loans	48,956	55,690	72,825	117,916	—
Other real estate	47,290	85,272	94,891	47,430	—
Total covered nonperforming assets	$96,246	140,962	167,716	165,346	—

Total nonperforming assets	$202,351	263,271	284,800	257,628	35,427

Asset Quality Ratios – All Assets
Nonperforming loans to total loans	4.50%	5.80%	6.88%	7.59%	1.38%
Nonperforming assets to total loans and other real estate	8.26%	10.31%	11.08%	9.51%	1.60%
Nonperforming assets to total assets	6.24%	8.00%	8.69%	7.27%	1.29%

Asset Quality Ratios – Based on Non-covered Assets only
Non-covered nonperforming loans to non-covered loans	2.76%	4.12%	4.61%	3.91%	1.38%
Non-covered nonperforming assets to non-covered loans and non-covered other real estate	5.00%	5.81%	5.56%	4.31%	1.60%
Non-covered nonperforming assets to total non-covered assets	3.64%	4.30%	4.16%	3.10%	1.29%

(1) Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.
(2) At December 31, 2012, 2011 and 2010, the contractual balance of the nonaccrual loans covered by the FDIC loss share agreement was $64.1 million, $69.0 million and $86.2 million, respectively.
78

Table 12a Nonperforming Assets by Geographical Region

	As of December 31, 2012
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$43,427	13,156	56,583	$508,000	11.1%
Triangle Region (NC)	—	14,362	14,362	757,000	1.9%
Triad Region (NC)	—	13,326	13,326	379,000	3.5%
Charlotte Region (NC)	—	2,509	2,509	91,000	2.8%
Southern Piedmont Region (NC)	689	4,709	5,398	225,000	2.4%
Western Region (NC)	4,792	6	4,798	59,000	8.1%
South Carolina Region	48	6,885	6,933	131,000	5.3%
Virginia Region	—	2,210	2,210	216,000	1.0%
Other	—	719	719	11,000	6.5%
Total nonaccrual loans and troubled debt restructurings	$48,956	57,882	106,838	$2,377,000	4.5%

Other Real Estate (1)
Eastern Region (NC)	$37,208	7,593	44,801
Triangle Region (NC)	—	6,097	6,097
Triad Region (NC)	—	5,921	5,921
Charlotte Region (NC)	—	1,908	1,908
Southern Piedmont Region (NC)	37	1,429	1,466
Western Region (NC)	9,961	—	9,961
South Carolina Region	84	2,752	2,836
Virginia Region	—	585	585
Other	—	—	—
Total other real estate	$47,290	26,285	73,575

NOTE

At December 31, 2012, the Company had $21.9 million in non-covered nonaccrual and restructured loans classified as “held for sale”, which are not included in the above table. Approximately 50% of these nonperforming loans held for sale were located in the Triangle Region, 19% were located in the Eastern Region, and the remaining loans were located throughout the Company’s remaining market areas.

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

Charlotte North Carolina Region - Iredell, Cabarrus, Rowan

Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus

Western North Carolina Region - Buncombe

South Carolina Region - Chesterfield, Dillon, Florence, Horry

Virginia Region – Wythe, Washington, Montgomery, Pulaski, Roanoke

Table 13 Allocation of the Allowance for Loan Losses

	As of December 31,
($ in thousands)	2012	2011	2010	2009	2008

Commercial, financial, and agricultural	$4,855	4,443	5,154	4,995	4,913
Real estate – construction, land development	14,103	14,268	20,065	9,286	1,977
Real estate – residential, commercial, home equity, multifamily	24,554	20,818	22,077	20,845	19,543
Installment loans to individuals	1,942	1,873	1,960	1,606	2,815
Total allocated	45,454	41,402	49,256	36,732	29,248
Unallocated	948	16	174	611	8
Total	$46,402	41,418	49,430	37,343	29,256

Table 13a Allocation of the Allowance for Loan Losses – Covered versus Non-covered

	As of December 31, 2012			As of December 31, 2011
($ in thousands)	Covered	Non-covered	Total	Covered	Non-covered	Total

Commercial, financial, and agricultural	$168	4,687	4,855	663	3,780	4,443
Real estate – construction, land development	1,247	12,856	14,103	2,962	11,306	14,268
Real estate – residential, commercial, home equity, multifamily	3,341	21,213	24,554	2,182	18,636	20,818
Installment loans to individuals	3	1,939	1,942	1	1,872	1,873
Total allocated	4,759	40,695	45,454	5,808	35,594	41,402
Unallocated	—	948	948	—	16	16
Total	$4,759	41,643	46,402	5,808	35,610	41,418

Table 14 Loan Loss and Recovery Experience

As of December 31,
($ in thousands)	2012	2011	2010	2009	2008

Loans outstanding at end of year	$2,376,457	2,430,386	2,454,132	2,652,865	2,211,315
Average amount of loans outstanding	$2,436,997	2,461,995	2,554,401	2,475,045	2,117,028

Allowance for loan losses, at beginning of year	$41,418	49,430	37,343	29,256	21,324
Provision for loan losses	79,672	41,301	54,562	20,186	9,880
Additions related to loans assumed in corporate acquisitions	—	—	—	—	3,158
121,090	90,731	91,905	49,442	34,362
Loans charged off: (1)
Commercial, financial, and agricultural	(5,000)	(2,358)	(4,481)	(2,143)	(992)
Real estate – construction, land development & other land loans	(28,613)	(25,604)	(22,665)	(1,716)	(309)
Real estate – mortgage – residential (1-4 family) first mortgages	(15,490)	(12,045)	(6,032)	(4,617)	(1,333)
Real estate – mortgage – home equity loans / lines of credit	(5,921)	(3,195)	(4,973)	(1,824)	(613)
Real estate – mortgage – commercial and other	(20,317)	(7,180)	(2,916)	(516)	(677)
Installment loans to individuals	(1,932)	(1,600)	(2,499)	(1,973)	(1,714)
Total charge-offs	(77,273)	(51,982)	(43,566)	(12,789)	(5,638)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	152	314	61	18	31
Real estate – construction, land development & other land loans	1,281	919	113	9	—
Real estate – mortgage – residential (1-4 family) first mortgages	91	492	357	184	86
Real estate – mortgage – home equity loans / lines of credit	440	375	131	66	42
Real estate – mortgage – commercial and other	318	119	33	129	136
Installment loans to individuals	303	450	396	284	237
Total recoveries	2,585	2,669	1,091	690	532
Net charge-offs	(74,688)	(49,313)	(42,475)	(12,099)	(5,106)
Allowance for loan losses, at end of year	$46,402	41,418	49,430	37,343	29,256

Ratios:
Net charge-offs as a percent of average loans	3.06%	2.00%	1.66%	0.49%	0.24%
Allowance for loan losses as a percent of loans at end of year	1.95%	1.70%	2.01%	1.41%	1.32%
Allowance for loan losses as a multiple of net charge-offs	0.62	x	0.84	x	1.16	x	3.09	x	5.73	x
Provision for loan losses as a percent of net charge-offs	106.67%	83.75%	128.46%	166.84%	193.50%
Recoveries of loans previously charged-off as a percent of loans charged-off	3.35%	5.13%	2.50%	5.40%	9.44%

(1)	In the table above, for the period ended December 31, 2012, loan charge-offs include $37.8 million in charge-offs related to loans that the Company held for sell as of year end (and did sell in January 2013). The remaining balance of $30.4 million after the charge-offs were recorded was classified as “Loans held for sale” on the Company’s consolidated balance sheet at December 31, 2012.

Table 14a - Loan Loss and Recovery Experience – Covered versus Non-covered

	As of December 31, 2012			As of December 31, 2011
($ in thousands)	Covered	Non-covered (1)	Total	Covered	Non-covered	Total

Loans outstanding at end of year	$282,314	2,094,143	2,376,457	361,234	2,069,152	2,430,386
Average amount of loans outstanding	$322,508	2,114,489	2,436,997	410,318	2,051,677	2,461,995

Allowance for loan losses, at beginning of year	$5,808	35,610	41,418	11,155	38,275	49,430
Provision for loan losses	9,679	69,993	79,672	12,776	28,525	41,301
	15,487	105,603	121,090	23,931	66,800	90,731
Loans charged off:
Commercial, financial, and agricultural	(39)	(4,961)	(5,000)	(293)	(2,065)	(2,358)
Real estate – construction, land development & other land loans	(7,352)	(21,261)	(28,613)	(10,127)	(15,477)	(25,604)
Real estate – mortgage – residential (1-4 family) first mortgages	(1,091)	(14,399)	(15,490)	(4,744)	(7,301)	(12,045)
Real estate – mortgage – home equity loans / lines of credit	(462)	(5,459)	(5,921)	(925)	(2,270)	(3,195)
Real estate – mortgage – commercial and other	(1,632)	(18,685)	(20,317)	(1,908)	(5,272)	(7,180)
Installment loans to individuals	(152)	(1,780)	(1,932)	(126)	(1,474)	(1,600)
Total charge-offs	(10,728)	(66,545)	(77,273)	(18,123)	(33,859)	(51,982)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	—	152	152	—	314	314
Real estate – construction, land development & other land loans	—	1,281	1,281	—	919	919
Real estate – mortgage – residential (1-4 family) first mortgages	—	91	91	—	492	492
Real estate – mortgage – home equity loans / lines of credit	—	440	440	—	375	375
Real estate – mortgage – commercial and other	—	318	318	—	119	119
Installment loans to individuals	—	303	303	—	450	450
Total recoveries	—	2,585	2,585	—	2,669	2,669
Net charge-offs	(10,728)	(63,960)	(74,688)	(18,123)	(31,190)	(49,313)
Allowance for loan losses, at end of year	$4,759	41,643	46,402	5,808	35,610	41,418

Ratios:
Net charge-offs as a percent of average loans	3.33%	3.02%	3.06%	4.42%	1.52%	2.00%
Allowance for loan losses as a percent of loans at end of year	1.69%	1.99%	1.95%	1.61%	1.72%	1.70%
Allowance for loan losses as a multiple of net charge-offs	0.44x	0.65x	0.62x	0.32x	1.14x	0.84x
Provision for loan losses as a percent of net charge-offs	90.22%	109.43%	106.67%	70.50%	91.46%	83.75%
Recoveries of loans previously charged-off as a percent of loans charged-off	0%	3.88%	3.35%	0%	7.88%	5.13%

(1)	In the table above, for the period ended December 31, 2012, non-covered loan charge-offs include $37.8 million in charge-offs related to loans that the Company held for sell as of year end (and did sell in January 2013). The remaining balance of $30.4 million after the charge-offs were recorded was classified as “Loans held for sale” on the Company’s consolidated balance sheet at December 31, 2012.

Table 15 Average Deposits

	Year Ended December 31,
	2012		2011		2010
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Interest-bearing checking accounts	$461,380	0.16%	$355,979	0.22%	$349,501	0.24%
Money market accounts	536,680	0.34%	508,209	0.53%	508,250	0.84%
Savings accounts	158,014	0.19%	152,256	0.48%	156,483	0.81%
Time deposits >$100,000	725,473	1.12%	771,165	1.31%	786,257	1.57%
Other time deposits	550,420	0.82%	641,078	1.10%	717,416	1.56%
Total interest-bearing deposits	2,431,967	0.64%	2,428,687	0.88%	2,517,907	1.19%
Noninterest-bearing checking accounts	377,390	—	329,335	—	289,254	—
Total deposits	$2,809,357	0.55%	$2,758,022	0.77%	$2,807,161	1.07%

Table 16 Maturities of Time Deposits of $100,000 or More

	As of December 31, 2012
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Time deposits of $100,000 or more	$152,193	94,270	218,266	199,601	664,330

Table 17 Interest Rate Sensitivity Analysis

	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2012
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total

Earning assets:
Loans (1)	$910,049	275,742	1,185,791	1,190,666	2,376,457
Securities available for sale	45,033	25,514	70,547	96,805	167,352
Securities held to maturity	996	941	1,937	54,127	56,064
Short-term investments	153,409	—	153,409	—	153,409
Total earning assets	$1,109,487	302,197	1,411,684	1,341,598	2,753,282

Percent of total earning assets	40.30%	10.98%	51.27%	48.73%	100.00%
Cumulative percent of total earning assets	40.30%	51.27%	51.27%	100.00%	100.00%

Interest-bearing liabilities:
Interest-bearing checking accounts	$519,573	—	519,573	—	519,573
Money market accounts	556,354	—	556,354	—	556,354
Savings accounts	158,578	—	158,578	—	158,578
Time deposits of $100,000 or more	152,193	312,536	464,729	199,601	664,330
Other time deposits	135,441	289,328	424,769	84,561	509,330
Borrowings	46,394	—	46,394	—	46,394
Total interest-bearing liabilities	$1,568,533	601,864	2,170,397	284,162	2,454,559

Percent of total interest-bearing liabilities	63.90%	24.52%	88.42%	11.58%	100.00%
Cumulative percent of total interest-bearing liabilities	63.90%	88.42%	88.42%	100.00%	100.00%

Interest sensitivity gap	$(459,046)	(299,667)	(758,713)	1,057,436	298,723
Cumulative interest sensitivity gap	(459,046)	(758,713)	(758,713)	298,723	298,723
Cumulative interest sensitivity gap as a percent of total earning assets	(16.67% )	(27.56% )	(27.56% )	10.85%	10.85%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	70.73%	65.04%	65.04%	112.17%	112.17%

(1) The three months or less category for loans includes $687,325 in adjustable rate loans that have reached their contractual rate floors.

Table 18 Contractual Obligations and Other Commercial Commitments

	Payments Due by Period ($ in thousands)
Contractual Obligations As of December 31, 2012	Total	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$46,394	—	—	—	46,394
Operating leases	5,140	868	1,565	1,123	1,584
Total contractual cash obligations, excluding deposits	51,534	868	1,565	1,123	47,978

Deposits	2,821,360	2,536,525	202,784	78,928	3,123
Total contractual cash obligations, including deposits	$2,872,894	2,537,393	204,349	80,051	51,101

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments As of December 31, 2012	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit cards	$30,277	15,138	15,139	—	—
Lines of credit and loan commitments	293,868	111,138	14,247	19,256	149,227
Standby letters of credit	12,825	12,362	461	2	—
Total commercial commitments	$336,970	138,638	29,847	19,258	149,277

Table 19 Market Risk Sensitive Instruments

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2012 Occurring in Indicated Year
($ in thousands)	2013	2014	2015	2016	2017	Beyond	Total	Average Interest Rate	Estimated Fair Value

Due from banks, interest-bearing	$144,919	—	—	—	—	—	144,919	0.25%	$144,919
Presold mortgages in process of settlement	8,490	—	—	—	—	—	8,490	4.00%	8,490
Debt Securities - at amortized cost (1) (2)	39,814	35,107	37,100	31,693	17,548	53,839	215,101	3.17%	223,831
Loans – fixed (3) (4)	262,466	120,658	116,949	125,741	224,358	506,635	1,356,807	5.51%	1,345,095
Loans – adjustable (3) (4)	234,164	79,702	91,583	94,221	79,335	374,120	953,125	4.93%	910,957
Total	$689,853	235,467	245,632	251,655	321,241	934,594	2,678,442	4.83%	$2,633,292

Interest-bearing checking accounts	$519,573	—	—	—	—	—	519,573	0.13%	$519,573
Money market accounts	556,354	—	—	—	—	—	556,354	0.24%	556,354
Savings accounts	158,578	—	—	—	—	—	158,578	0.11%	158,578
Time deposits	888,823	119,240	83,545	45,858	33,071	3,123	1,173,660	0.86%	1,176,289
Borrowings – adjustable	—	—	—	—	—	46,394	46,394	2.28%	20,981
Total	$2,123,328	119,240	83,545	45,858	33,071	49,517	2,454,559	0.50%	$2,431,775

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 39% tax rate.
(2)	Securities with call dates within 12 months of December 31, 2012 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)	Excludes nonaccrual loans.
(4)	Loans are shown in the period of their contractual maturity

Table 20 Return on Assets and Common Equity

	For the Year Ended December 31,
	2012		2011	2010

Return on average assets	(0.79%	)	0.23%	0.18%
Return on average common equity	(9.29%	)	2.59%	2.05%
Dividend payout ratio	n/m*		72.73%	91.43%
Average shareholders’ equity to average assets	10.45%		10.67%	10.55%

*n/m = not meaningful

Table 21 Risk-Based and Leverage Capital Ratios

	As of December 31,
($ in thousands)	2012	2011	2010

Risk-Based and Leverage Capital
Tier I capital:
Shareholders’ equity	$356,117	345,150	344,603
Trust preferred securities eligible for Tier I capital treatment	45,000	45,000	45,000
Intangible assets	(68,943)	(69,732)	(70,358)
Accumulated other
comprehensive income adjustments	176	8,682	5,085
Total Tier I leverage capital	332,350	329,100	324,330

Tier II capital:
Allowable allowance for loan losses	27,204	26,790	26,767
Tier II capital additions	27,204	26,790	26,767
Total risk-based capital	$359,554	355,890	351,097

Total risk weighted assets	$2,157,146	2,128,565	2,118,661

Adjusted fourth quarter average assets	3,245,490	3,222,762	3,155,297

Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.41%	15.46%	15.31%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.67%	16.72%	16.57%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	10.24%	10.21%	10.28%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Table 22 Quarterly Financial Summary (Unaudited)

	2012				2011
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest income, taxable equivalent	$39,822	39,065	37,841	37,319	37,576	39,617	40,917	39,214
Interest expense	3,760	4,216	4,503	4,841	5,262	5,739	6,049	6,515
Net interest income, taxable equivalent	36,062	34,849	33,338	32,478	32,314	33,878	34,868	32,699
Taxable equivalent, adjustment	377	376	387	387	394	389	388	385
Net interest income	35,685	34,473	32,951	32,091	31,920	33,489	34,480	32,314
Provision for loan losses	44,577	7,073	6,467	21,555	9,878	9,146	10,934	11,343
Net interest income (loss) after provision for losses	(8,892)	27,400	26,484	10,536	22,042	24,343	23,546	20,971
Noninterest income	(8,533)	2,803	1,770	5,349	3,423	3,486	5,114	14,193
Noninterest expense	25,795	23,657	23,448	24,375	24,192	23,958	22,913	25,043
Income (loss) before income taxes	(43,220)	6,546	4,806	(8,490)	1,273	3,871	5,747	10,121
Income taxes (benefit)	(17,283)	2,123	1,516	(3,308)	289	1,314	2,021	3,746
Net income (loss)	(25,937)	4,423	3,290	(5,182)	984	2,557	3,726	6,375
Preferred stock dividends and accretion	(532)	(688)	(829)	(760)	(794)	(3,289)	(1,041)	(1,042)
Net income (loss) available to common shareholders	(26,469)	3,735	2,461	(5,942)	190	(732)	2,685	5,333

Per Common Share Data
Earnings (loss) per common share – basic	$(1.53)	0.22	0.15	(0.35)	0.01	(0.04)	0.16	0.32
Earnings (loss) per common share – diluted	(1.53)	0.22	0.15	(0.35)	0.01	(0.04)	0.16	0.32
Cash dividends declared	0.08	0.08	0.08	0.08	0.08	0.08	0.08	0.08
Market Price
High	13.40	11.75	11.49	11.84	13.78	11.87	14.08	16.89
Low	9.52	7.68	8.48	9.44	9.36	8.05	9.82	12.36
Close	12.82	11.53	8.89	10.93	11.15	10.04	10.24	13.26
Stated book value - common	14.51	16.42	16.29	16.23	16.66	17.08	17.04	16.90
Tangible book value - common	11.00	12.35	12.21	12.13	12.53	12.93	12.88	12.72

Selected Average Balances
Assets	$3,314,433	3,314,887	3,313,764	3,302,072	3,292,494	3,293,758	3,327,238	3,346,690
Loans	2,446,096	2,432,528	2,438,471	2,430,893	2,432,568	2,441,486	2,471,915	2,502,011
Earning assets	2,864,243	2,855,083	2,863,866	2,846,972	2,816,689	2,808,205	2,842,817	2,872,041
Deposits	2,823,856	2,822,388	2,811,673	2,779,511	2,730,422	2,724,418	2,785,998	2,791,250
Interest-bearing liabilities	2,520,361	2,550,689	2,572,379	2,569,271	2,577,329	2,592,873	2,617,122	2,638,476
Shareholders’ equity	349,371	344,007	342,352	348,194	354,206	355,575	352,619	351,952

Ratios (annualized where applicable)
Return on average assets	(3.18% )	0.45%	0.30%	(0.72% )	0.02%	(0.09% )	0.32%	0.65%
Return on average common equity	(36.95% )	5.30%	3.55%	(8.39% )	0.26%	(1.00% )	3.74%	7.54%
Equity to assets at end of period	10.97%	10.32%	10.22%	10.14%	10.49%	10.65%	10.57%	10.27%
Tangible equity to tangible assets at end of period	9.04%	8.41%	8.31%	8.23%	8.55%	8.72%	8.64%	8.37%
Tangible common equity to tangible assets at end of period	6.81%	6.46%	6.36%	6.29%	6.58%	6.75%	6.65%	6.42%
Average loans to average deposits	86.62%	86.19%	86.73%	87.46%	89.09%	89.61%	88.73%	89.64%
Average earning assets to interest- bearing liabilities	113.64%	111.93%	111.33%	110.81%	109.29%	108.30%	108.62%	108.85%
Net interest margin	5.01%	4.86%	4.68%	4.59%	4.55%	4.79%	4.92%	4.62%
Allowance for loan losses to gross loans	1.95%	2.03%	2.19%	2.17%	1.70%	1.55%	1.64%	1.72%
Nonperforming loans as a percent of total loans	4.50%	6.70%	6.27%	5.57%	5.80%	5.74%	6.14%	6.52%
Nonperforming loans as a percent of total loans – non-covered	2.76%	5.05%	4.47%	3.83%	4.12%	4.19%	4.33%	4.35%
Nonperforming assets as a percent of total assets	6.24%	7.82%	7.86%	7.56%	8.00%	8.39%	8.54%	8.38%
Nonperforming assets as a percent of total assets – non-covered	3.64%	4.93%	4.51%	4.02%	4.30%	4.21%	4.25%	4.05%
Net charge-offs as a percent of average total loans	7.76%	1.80%	0.96%	1.68%	1.00%	1.87%	2.22%	2.92%
Net charge-offs as a percent of average total loans – non-covered	8.09%	1.57%	0.79%	1.49%	1.09%	1.26%	1.74%	1.97%

Item 8. Financial Statements and Supplementary Data

First Bancorp and Subsidiaries

Consolidated Balance Sheets
December 31, 2012 and 2011

($ in thousands)	2012	2011
Assets
Cash and due from banks, noninterest-bearing	$96,588	80,341
Due from banks, interest-bearing	144,919	135,218
Federal funds sold	―	608
Total cash and cash equivalents	241,507	216,167

Securities available for sale	167,352	182,626
Securities held to maturity (fair values of $61,496 in 2012 and $62,754 in 2011)	56,064	57,988

Presold mortgages in process of settlement	8,490	6,090

Loans – non-covered	2,094,143	2,069,152
Loans – covered by FDIC loss share agreement	282,314	361,234
Total loans	2,376,457	2,430,386
Allowance for loan losses – non-covered	(41,643)	(35,610)
Allowance for loan losses – covered	(4,759)	(5,808)
Total allowance for loan losses	(46,402)	(41,418)
Net loans	2,330,055	2,388,968

Loans held for sale	30,393	―
Premises and equipment	74,371	69,975
Accrued interest receivable	10,201	11,779
FDIC indemnification asset	102,559	121,677
Goodwill	65,835	65,835
Other intangible assets	3,108	3,897
Foreclosed real estate – non-covered	26,285	37,023
Foreclosed real estate – covered	47,290	85,272
Bank-owned life insurance	27,857	2,207
Other assets	53,543	40,970
Total assets	$3,244,910	3,290,474

Liabilities
Deposits: Noninterest-bearing checking accounts	$413,195	335,833
Interest-bearing checking accounts	519,573	423,452
Money market accounts	556,354	513,832
Savings accounts	158,578	146,481
Time deposits of $100,000 or more	664,330	753,233
Other time deposits	509,330	582,206
Total deposits	2,821,360	2,755,037
Securities sold under agreements to repurchase	―	17,105
Borrowings	46,394	133,925
Accrued interest payable	1,299	1,872
Other liabilities	19,740	37,385
Total liabilities	2,888,793	2,945,324

Commitments and contingencies (see Note 13)

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: 63,500 in 2012 and 2011	63,500	63,500
Series C, convertible, issued & outstanding: 728,706 in 2012 and none in 2011	7,287	―
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 19,669,302 shares in 2012 and 16,909,820 shares in 2011	131,877	104,841
Retained earnings	153,629	185,491
Accumulated other comprehensive income (loss)	(176)	(8,682)
Total shareholders’ equity	356,117	345,150
Total liabilities and shareholders’ equity	$3,244,910	3,290,474

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Income (Loss)

Years Ended December 31, 2012, 2011 and 2010

($ in thousands, except per share data)	2012	2011	2010
Interest Income
Interest and fees on loans	$145,554	147,652	151,292
Interest on investment securities:
Taxable interest income	4,352	5,680	5,750
Tax-exempt interest income	1,958	2,000	1,633
Other, principally overnight investments	656	436	586
Total interest income	152,520	155,768	159,261

Interest Expense
Savings, checking and money market accounts	2,836	4,212	6,363
Time deposits of $100,000 or more	8,132	10,103	12,374
Other time deposits	4,486	7,036	11,193
Securities sold under agreements to repurchase	4	184	298
Borrowings	1,862	2,030	1,679
Total interest expense	17,320	23,565	31,907

Net interest income	135,200	132,203	127,354
Provision for loan losses – non-covered	69,993	28,525	33,646
Provision for loan losses – covered	9,679	12,776	20,916
Total provision for loan losses	79,672	41,301	54,562
Net interest income after provision for loan losses	55,528	90,902	72,792

Noninterest Income
Service charges on deposit accounts	11,865	11,981	12,335
Other service charges, commissions and fees	8,831	8,067	6,507
Fees from presold mortgage loans	2,378	1,609	1,813
Commissions from sales of insurance and financial products	1,832	1,512	1,476
Bank-owned life insurance income	591	45	47
Gain from acquisition	—	10,196	—
Foreclosed property losses and write-downs – non-covered	(15,325)	(3,355)	(984)
Foreclosed property losses and write-downs – covered	(13,035)	(24,492)	(34,527)
FDIC indemnification asset income, net	4,077	20,481	41,808
Securities gains	638	74	26
Other gains (losses)	(463)	98	605
Total noninterest income	1,389	26,216	29,106

Noninterest Expenses
Salaries	41,336	39,822	35,076
Employee benefits	12,007	11,616	10,214
Total personnel expense	53,343	51,438	45,290
Occupancy expense	6,954	6,574	6,799
Equipment related expenses	4,800	4,326	4,327
Intangibles amortization	897	902	874
Acquisition expenses	—	636	—
Other operating expenses	31,281	32,230	29,666
Total noninterest expenses	97,275	96,106	86,956

Income (loss) before income taxes	(40,358)	21,012	14,942
Income tax expense (benefit)	(16,952)	7,370	4,960

Net income (loss)	(23,406)	13,642	9,982

Preferred stock dividends	(2,809)	(3,234)	(3,250)
Accretion of preferred stock discount	—	(2,932)	(857)

Net income (loss) available to common shareholders	$(26,215)	7,476	5,875

Earnings (loss) per common share: Basic	$(1.54)	0.44	0.35
Earnings (loss) per common share: Diluted	(1.54)	0.44	0.35

Dividends declared per common share	$0.32	0.32	0.32

Weighted average common shares outstanding:
Basic	17,049,513	16,856,072	16,764,879
Diluted	17,049,513	16,883,244	16,793,650

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2012, 2011 and 2010

($ in thousands)	2012	2011	2010

Net income (loss)	$(23,406)	13,642	9,982
Other comprehensive income (loss):
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, pretax	32	1,492	672
Tax expense	(12)	(583)	(261)
Reclassification to realized gains	(638)	(74)	(26)
Tax expense	249	29	10
Postretirement plans:
Net gain (loss) arising during period	13,975	(7,798)	(2,307)
Tax (expense) benefit	(5,542)	3,080	911
Amortization of unrecognized net actuarial loss	545	393	531
Tax expense	(212)	(155)	(210)
Amortization of prior service cost and transition obligation	179	32	35
Tax expense	(70)	(13)	(13)
Other comprehensive income (loss)	8,506	(3,597)	(658)

Comprehensive income (loss)	$(14,900)	10,045	9,324

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

	Preferred	Preferred Stock	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
(In thousands)	Stock	Discount	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2010	$65,000	(3,789)	16,722	$102,691	182,908	(4,427)	342,383

Net income					9,982		9,982
Common stock issued under stock option plans			17	171			171
Common stock issued into dividend reinvestment plan			46	669			669
Cash dividends declared ($0.32 per share)					(5,370)		(5,370)
Preferred dividends accrued					(3,250)		(3,250)
Accretion of preferred stock discount		857			(857)		—
Tax benefit realized from exercise of nonqualified stock options			—	36			36
Stock-based compensation			16	640			640
Other comprehensive (loss)						(658)	(658)

Balances, December 31, 2010	65,000	(2,932)	16,801	104,207	183,413	(5,085)	344,603

Net income					13,642		13,642
Preferred stock redeemed (Series A)	(65,000)						(65,000)
Preferred stock issued (Series B)	63,500						63,500
Common stock issued under stock option plans			2	30			30
Common stock issued into dividend reinvestment plan			71	851			851
Repurchases of common stock			(20)	(228)			(228)
Repurchase of outstanding common stock warrants				(924)			(924)
Cash dividends declared ($0.32 per share)					(5,398)		(5,398)
Preferred dividends					(3,234)		(3,234)
Accretion of preferred stock discount		2,932			(2,932)		—
Stock-based compensation			56	905			905
Other comprehensive (loss)						(3,597)	(3,597)

Balances, December 31, 2011	63,500	—	16,910	104,841	185,491	(8,682)	345,150

Net income (loss)					(23,406)		(23,406)
Preferred stock issued (Series C)	7,287						7,287
Common stock issued			2,656	26,392			26,392
Common stock issued into dividend reinvestment plan			31	335			335
Repurchases of common stock			—	(2)			(2)
Cash dividends declared ($0.32 per share)					(5,647)		(5,647)
Preferred dividends					(2,809)		(2,809)
Stock-based compensation			72	311			311
Other comprehensive income						8,506	8,506

Balances, December 31, 2012	$70,787	—	19,669	$131,877	153,629	(176)	356,117

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

($ in thousands)	2012	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(23,406)	13,642	9,982
Reconciliation of net income (loss) to net cash provided by operating activities:
Provision for loan losses	79,672	41,301	54,562
Net security premium amortization	1,917	1,373	1,491
Purchase accounting accretion and amortization, net	(16,117)	(11,628)	(9,963)
Gain from acquisition	—	(10,196)	—
Foreclosed property losses and write-downs	28,360	27,847	35,511
Gain on securities available for sale	(638)	(74)	(26)
Other losses (gains)	463	(143)	(652)
Increase in net deferred loan costs	(44)	(307)	(599)
Depreciation of premises and equipment	4,557	4,388	3,993
Stock-based compensation expense	311	905	640
Amortization of intangible assets	897	902	874
Originations of presold mortgages in process of settlement	(96,750)	(76,095)	(88,665)
Proceeds from sales of presold mortgages in process of settlement	94,350	73,967	88,670
Decrease in accrued interest receivable	1,578	1,800	1,204
Increase in other assets	(29,952)	(30,096)	(32,538)
Decrease in accrued interest payable	(577)	(210)	(972)
Increase (decrease) in other liabilities	(2,940)	(330)	597
Net cash provided by operating activities	41,681	37,046	64,109

Cash Flows From Investing Activities
Purchases of securities available for sale	(92,058)	(75,689)	(99,310)
Purchases of securities held to maturity	—	(4,332)	(22,431)
Proceeds from sales of securities available for sale	9,641	2,518	—
Proceeds from maturities/issuer calls of securities available for sale	96,040	75,615	97,202
Proceeds from maturities/issuer calls of securities held to maturity	1,690	1,053	2,687
Purchase of bank-owned life insurance	(25,000)	—	—
Net (increase) decrease in loans	(89,718)	11,912	40,306
Proceeds from FDIC loss share agreements	29,796	69,339	46,721
Proceeds from sales of foreclosed real estate	74,972	43,414	24,875
Purchases of premises and equipment	(8,953)	(6,606)	(17,543)
Net cash received (paid) in acquisition	9,312	54,037	(171)
Net cash provided by investing activities	5,722	171,261	72,336

Cash Flows From Financing Activities
Net increase (decrease) in deposits and repurchase agreements	39,888	(127,253)	(287,982)
Proceeds from (repayments of) borrowings, net	(87,500)	(66,881)	20,400
Cash dividends paid – common stock	(5,426)	(5,390)	(5,359)
Cash dividends paid – preferred stock	(3,037)	(2,847)	(3,250)
Proceeds from issuance of preferred stock	7,287	63,500	—
Proceeds from issuance of common stock	26,727	881	840
Redemption of preferred stock	—	(65,000)	—
Repurchase of common stock	(2)	(228)	—
Repurchase of common stock warrants	—	(924)	—
Tax benefit from exercise of nonqualified stock options	—	—	36
Net cash used by financing activities	(22,063)	(204,142)	(275,315)

Increase (decrease) in Cash and Cash Equivalents	25,340	4,165	(138,870)
Cash and Cash Equivalents, Beginning of Year	216,167	212,002	350,872

Cash and Cash Equivalents, End of Year	$241,507	216,167	212,002

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$17,893	23,775	32,879
Cash paid during the period for income taxes	14,292	14,893	16,309
Non-cash investing and financing transactions:
Foreclosed loans transferred to foreclosed real estate	53,521	76,242	123,962
Loans transferred to loans held-for-sale (at liquidation value)	30,393	—	—
Unrealized gain (loss) on securities available for sale, net of taxes	(369)	864	395

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

(c) Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost. Securities not classified as held to maturity are classified as “available for sale” and carried at fair value, with unrealized gains and losses being reported as other comprehensive income or loss and reported as a separate component of shareholders’ equity.

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

Periodically, the Company originates commercial loans and decides to sell them in the secondary market. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2012 or 2011.

As of December 31, 2012, the Company held $30.4 million in loans classified as held for sale because the Company had solicited and received bids to sell approximately $68 million of loans to an unaffiliated third-party investor, and it was the Company’s intent to accept one of the offers received. As of December 31, 2012, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans are carried at their liquidation value based on the bid received that the Company accepted, with the remaining difference of approximately $37.6 million being charged-off through the allowance for loan losses. The completion of the loan sale occurred in January 2013.

(g) Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio. Management’s determination of the adequacy of the allowance is based on several factors, including:

1.	Risk grades assigned to the loans in the portfolio,
2.	Specific reserves for larger loans with concerns regarding repayment ability,
3.	Current economic conditions, including the local, state, and national economic outlook; interest rate risk; trends in loan volume, mix and size of loans; levels and trends of delinquencies,
4.	Historical loan loss experience, and
5.	An assessment of the risk characteristics of the Company’s loan portfolio, including industry concentrations, payment structures, and credit administration practices.

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

(h) Foreclosed Real Estate - Foreclosed real estate consists primarily of real estate acquired by the Company through legal foreclosure or deed in lieu of foreclosure. The property is initially carried at the lower of cost (generally the loan balance plus additional costs incurred for improvements to the property) or the estimated fair value of the property less estimated selling costs. If there are subsequent declines in fair value, which is reviewed routinely by management, the property is written down to its fair value through a charge to expense. Capital expenditures made to improve the property are capitalized. Costs of holding real estate, such as property taxes, insurance and maintenance, less related revenues during the holding period, are recorded as expense. In December 2012, the Company recorded a write-down of $10.6 million related to its non-covered foreclosed properties. This write-down reduced the carrying value of these properties by approximately 29% beyond their standard carrying value as described above. This write down was recorded because of management’s intent to dispose of these properties in an expedited manner and accept sales prices lower than normal practice.

(i) FDIC Indemnification Asset – The FDIC indemnification asset relates to loss share agreements with the FDIC, whereby the FDIC has agreed to reimburse to the Company a percentage of the losses related to loans and other real estate that the Company assumed in the acquisition of two failed banks. This indemnification asset is measured separately from the loan portfolio and other real estate because it is not contractually embedded in the loans and is not transferable with the loans should the Company choose to dispose of them. The carrying value of this receivable at each period end is the sum of:  1) actual claims that have been submitted to the FDIC for reimbursement that have not yet been received and 2) the Company’s estimated amount of loan and other real estate losses covered by the agreements multiplied by the FDIC reimbursement percentage.  At December 31, 2012 and 2011, the amount of loss claims that had been incurred but not yet reimbursed by the FDIC was $33.0 million and $13.4 million, respectively.

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

(k) Intangible Assets - Business combinations are accounted for using the purchase method of accounting. Identifiable intangible assets are recognized separately and are amortized over their estimated useful lives, which for the Company has generally been seven to ten years and at an accelerated rate. Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. Goodwill is not amortized, but as discussed in Note 1(q), is subject to fair value impairment tests on at least an annual basis.

(l) Bank-owned life insurance – The Company has purchased life insurance policies on certain current and past key employees and directors where the insurance policy benefits and ownership are retained by the employer. These policies are recorded at their cash surrender value. Income from these policies and changes in the net cash surrender value are recorded within noninterest income as “Bank-owned life insurance income.”

(m) Other Investments – The Company accounts for investments in limited partnerships, limited liability companies (“LLCs”), and other privately held companies using either the cost or the equity method of accounting. The accounting treatment depends upon the Company’s percentage ownership and degree of management influence.

Under the cost method of accounting, the Company records an investment in stock at cost and generally recognizes cash dividends received as income. If cash dividends received exceed the Company’s relative ownership of the investee’s earnings since the investment date, these payments are considered a return of investment and reduce the cost of the investment.

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

At December 31, 2012 and 2011, the Company’s investments in limited partnerships, LLCs and other privately held companies totaled $2.4 million and $2.6 million, respectively, and were included in other assets.

(n) Stock Option Plan - At December 31, 2012, the Company had three equity-based employee compensation plans, which are described more fully in Note 15. The Company accounts for these plans under the recognition and measurement principles of relevant accounting guidance.

(o) Per Share Amounts - Basic Earnings Per Common Share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Common Share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. Currently, the Company’s potentially dilutive common stock issuances relate to stock option grants under the Company’s equity-based plans and the Company’s Series C Preferred stock, which is convertible into common stock on a one-for-one ratio.

In computing Diluted Earnings Per Common Share, adjustments are made to the computation of Basic Earnings Per Common shares, as follows. As it relates to stock options, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is included in the calculation of dilutive securities. As it relates to the Series C preferred stock, it is assumed that the preferred stock was converted to common stock during the reporting period. Dividends on the preferred stock are added back to net income and the shares assumed to be converted are included in the number of shares outstanding.

If any of the potentially dilutive common stock issuances have an anti-dilutive effect, which is the case when a net loss is reported, the potentially dilutive common stock issuance is disregarded.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Years Ended December 31,
	2012			2011			2010
($ in thousands, except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income (loss) available to common shareholders	$(26,215)	17,049,513	$(1.54)	$7,476	16,856,072	$0.44	$5,875	16,764,879	$0.35

Effect of dilutive securities	—	—		—	27,172		—	28,771

Diluted EPS per common share	$(26,215)	17,049,513	$(1.54)	$7,476	16,883,244	$0.44	$5,875	16,793,650	$0.35

For the year ended December 31, 2012, all potentially dilutive common stock issuances were disregarded for the purpose of calculating diluted earnings per common share because the Company recorded a net loss and their impact would have been anti-dilutive. For the year ended December 31, 2011 and 2010, there were 396,669 options and 604,752 options, respectively, that were anti-dilutive because the exercise price exceeded the average market price for the year, and thus are not included in the calculation to determine the effect of dilutive securities.

In addition, the warrant for 616,308 shares issued to the Treasury in 2009 and repurchased by the Company in 2011 was anti-dilutive during 2010 and 2011 – see Note 19 for additional information.

(p) Fair Value of Financial Instruments - Relevant accounting guidance requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Amounts Due from Banks, Federal Funds Sold, Presold Mortgages in Process of Settlement, Accrued Interest Receivable, and Accrued Interest Payable - The carrying amounts approximate their fair value because of the short maturity of these financial instruments.

Available for Sale and Held to Maturity Securities - Fair values are provided by a third-party and are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or matrix pricing.

Loans - For nonimpaired loans, fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, financial and agricultural, real estate construction, real estate mortgages and installment loans to individuals. Each loan category is further segmented into fixed and variable interest rate terms. The fair value for each category is determined by discounting scheduled future cash flows using current interest rates offered on loans with similar risk characteristics. Fair values for impaired loans are primarily based on estimated proceeds expected upon liquidation of the collateral.

Loans held for sale – The carrying value of loans held for sale approximates fair value at December 31, 2012 as these loans were discounted to liquidation value in connection with an offer to purchase received prior to December 31, 2012.

FDIC Indemnification Asset – Fair value is equal to the FDIC reimbursement rate of the expected losses to be incurred and reimbursed by the FDIC and then discounted over the estimated period of receipt.

Bank-Owned Life Insurance – The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the issuer.

Deposits and Securities Sold Under Agreements to Repurchase - The fair value of securities sold under agreements to repurchase and deposits with no stated maturity, such as noninterest-bearing checking accounts, savings accounts, interest-bearing checking accounts, and money market accounts, is equal to the amount payable on demand as of the valuation date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings - The fair value of borrowings is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered by the Company’s lenders for debt of similar remaining maturities.

Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2012 and 2011, the Company’s off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

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

(q) Impairment - Goodwill is evaluated for impairment on at least an annual basis by comparing the fair value of the reporting units to their related carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company determines whether the implied fair value of the goodwill, using various valuation techniques, exceeds the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to that excess.

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

(r) Comprehensive Income - Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Unrealized gain on securities available for sale	$3,290	3,896	2,478
Deferred tax liability	(1,283)	(1,520)	(966)
Net unrealized gain on securities available for sale	2,007	2,376	1,512

Additional pension liability	(3,579)	(18,278)	(10,905)
Deferred tax asset	1,396	7,220	4,308
Net additional pension liability	(2,183)	(11,058)	(6,597)

Total accumulated other comprehensive income (loss)	$(176)	(8,682)	(5,085)

(s) Segment Reporting - Accounting standards require management to report selected financial and descriptive information about reportable operating segments. The standards also require related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. The Company’s operations are primarily within the banking segment, and the financial statements presented herein reflect the results of that segment. The Company has no foreign operations or customers.

(t) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2012 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously presented, nor did they materially impact trends in financial information.

(u) Recent Accounting Pronouncements - In April 2011, the FASB issued additional guidance to assist creditors with their determination of when a restructuring is a Troubled Debt Restructuring (“TDR”). The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. The new guidance was effective for the Company beginning January 1, 2012 and did not have a material effect on the Company’s TDR determinations.

In May 2011, new guidance amended the Fair Value Measurement Topic by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

The Comprehensive Income Topic was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.

The FASB amended the Comprehensive Income Topic in February 2013. The amendments address reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In September 2011, the Intangibles Topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. These amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

In July 2012, the Intangibles Topic was further amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinite-lived intangible assets are impaired. If it is determined to be more likely than not that indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments are not expected to have a material effect on the Company’s financial statements.

In October 2012, the Business Combinations topic was amended to address the subsequent accounting for an indemnification asset resulting from a government-assisted acquisition of a financial institution. The guidance indicates that when a reporting entity records an indemnification asset as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement, the indemnification asset should be subsequently measured on the same basis as the asset subject to indemnification. Any amortization of changes in value should be limited to any contractual limitations on the amount and the term of the indemnification agreement. The amendments should be applied prospectively to any new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption. Prior periods would not be adjusted. These changes will be effective for 2013, however early adoption is permitted. The amendments are not expected to have a material effect on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Acquisitions – Completed and Pending

The Company did not complete any significant acquisitions during 2010. The Company completed the acquisitions described below in 2011 and 2012. The results of each acquired company/branch are included in the Company’s results beginning on its respective acquisition date.

(1) On January 21, 2011, the Bank entered into a loss share purchase and assumption agreement with the FDIC, as receiver for The Bank of Asheville, Asheville, North Carolina. Earlier that day, the North Carolina Commissioner of Banks issued an order for the closure of The Bank of Asheville and appointed the FDIC as receiver. According to the terms of the agreement, First Bank acquired substantially all of the assets and liabilities of The Bank of Asheville. All deposits were assumed by First Bank with no losses to any depositor.

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

First Bank received a $23.9 million discount on the assets acquired and paid no deposit premium. The acquisition was accounted for under the purchase method of accounting in accordance with relevant accounting guidance. The statement of net assets acquired as of January 21, 2011 and the resulting gain are presented in the following table. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The Company recorded an estimated receivable from the FDIC in the amount of $42.2 million, which represented the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company.

An acquisition gain totaling $10.2 million resulted from the acquisition and is included as a component of noninterest income in the statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

The statement of net assets acquired as of January 21, 2011 and the resulting gain that was recorded are presented in the following table.

($ in thousands)	As Recorded by The Bank of Asheville	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$27,297	—		27,297
Securities	4,461	—		4,461
Loans	153,994	(51,726	)(a)	102,268
Core deposit intangible	—	277	(b)	277
FDIC indemnification asset	—	42,218	(c)	42,218
Foreclosed properties	3,501	(2,159	)(d)	1,342
Other assets	1,146	(370	)(e)	776
Total	190,399	(11,760)		178,639

Liabilities
Deposits	$192,284	460	(f)	192,744
Borrowings	4,004	77	(g)	4,081
Other	111	1,447	(h)	1,558
Total	196,399	1,984		198,383

Excess of liabilities received over assets	$(6,000)	(13,744)		(19,744)
Less: Asset discount	(23,940)
Cash received/receivable from FDIC at closing	29,940			29,940

Total gain recorded				$10,196

Explanation of Fair Value Adjustments

(a)	This estimated adjustment is necessary as of the acquisition date to write down The Bank of Asheville’s book value of loans to the estimated fair value as a result of future expected loan losses.

(b)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over the average life of the core deposit base, which is estimated to be seven years.

(c)	This adjustment is the estimated fair value of the amount that the Company expects to receive from the FDIC under its loss share agreements as a result of future loan losses.

(d)	This is the estimated adjustment necessary to write down The Bank of Asheville’s book value of foreclosed real estate properties to their estimated fair value as of the acquisition date.

(e)	This is an immaterial adjustment made to reflect fair value.

(f)	This fair value adjustment was recorded because the weighted average interest rate of The Bank of Asheville’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount will be amortized to reduce interest expense on a declining basis over the life of the portfolio of approximately 48 months.

(g)	This fair value adjustment was recorded because the interest rates of The Bank of Asheville’s fixed rate borrowings exceeded current interest rates on similar borrowings. This amount was realized shortly after the acquisition by prepaying the borrowings at a premium and thus there will be no future amortization related to this adjustment.

(h)	This adjustment relates primarily to the estimate of what the Company will owe to the FDIC at the conclusion of the loss share agreements based on a pre-established formula set forth in those agreements that is based on total expected losses in relation to the amount of the discount bid.

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

(2) On August 24, 2012, the Company completed the purchase of a branch of Gateway Bank & Trust Co. located in Wilmington, North Carolina. The Company assumed the branch’s $9 million in deposits. No loans were acquired in this transaction. The Company also did not purchase the branch building, but instead transferred the acquired accounts to one of the Company’s nearby existing branches. The primary reason for this acquisition was to increase the Company’s presence in Wilmington, North Carolina, where the Company already has five branches. The Company paid a deposit premium for the branch of approximately $107,000, which is the amount of the identifiable intangible asset associated with the fair value of the core deposit base. The intangible asset is being amortized as expense on a straight-line basis over a seven year period. This branch’s operations are included in the accompanying Consolidated Statements of Income (Loss) beginning on the acquisition date of August 24, 2012. Historical pro forma information is not presented due to the immateriality of the transaction.

(3) At December 31, 2012, the Company had one pending acquisition. On September 26, 2012, the Company’s subsidiary, First Bank, entered into an agreement to assume all of the deposits, totaling approximately $64 million, and acquire selected performing loans, totaling approximately $22 million, of the Four Oaks Bank & Trust Company branches located in Southern Pines, North Carolina and Rockingham, North Carolina. First Bank will acquire the Rockingham branch building, while the Southern Pines branch facility will not be acquired. The deposits and loans of the Southern Pines branch will be initially assigned to a First Bank branch located nearby. The transaction is expected to close in the first quarter of 2013.

Note 3. Securities

The book values and approximate fair values of investment securities at December 31, 2012 and 2011 are summarized as follows:

	2012				2011
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$11,500	11,596	96	—	34,511	34,665	170	(16)
Mortgage-backed securities	143,539	146,926	3,717	(330)	120,032	124,105	4,164	(91)
Corporate bonds	3,998	3,813	75	(260)	13,189	12,488	279	(980)
Equity securities	5,026	5,017	16	(25)	10,998	11,368	409	(39)
Total available for sale	$164,063	167,352	3,904	(615)	178,730	182,626	5,022	(1,126)

Securities held to maturity:
State and local governments	$56,064	61,496	5,432	—	57,988	62,754	4,766	—

Included in mortgage-backed securities at December 31, 2012 were collateralized mortgage obligations with an amortized cost of $381,000 and a fair value of $396,000. Included in mortgage-backed securities at December 31, 2011 were collateralized mortgage obligations with an amortized cost of $1,462,000 and a fair value of $1,515,000. All of the Company’s mortgage-backed securities, including the collateralized mortgage obligations, were issued by government-sponsored corporations.

The Company owned Federal Home Loan Bank (FHLB) stock with a cost and fair value of $4,934,000 at December 31, 2012 and $10,904,000 at December 31, 2011, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB (see Note 10 for additional discussion). The investment in this stock is a requirement for membership in the FHLB system. Periodically the FHLB recalculates the Company’s required level of holdings, and the Company either buys more stock or the FHLB redeems a portion of the stock at cost.

The following table presents information regarding securities with unrealized losses at December 31, 2012:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	—	—	—	—
Mortgage-backed securities	26,330	330	—	—	26,330	330
Corporate bonds	—	—	740	260	740	260
Equity securities	—	—	30	25	30	25
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$26,330	330	770	285	27,100	615

The following table presents information regarding securities with unrealized losses at December 31, 2011:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$8,984	16	—	—	8,984	16
Mortgage-backed securities	14,902	61	9,302	30	24,204	91
Corporate bonds	4,588	458	2,773	522	7,361	980
Equity securities	4	2	22	37	26	39
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$28,478	537	12,097	589	40,575	1,126

In the above tables, all of the non-equity securities that were in an unrealized loss position at December 31, 2012 and 2011 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

At December 31, 2012, the Company’s $3.8 million investment in corporate bonds was comprised of the following:

($ in thousands) Issuer	S&P Issuer Ratings (1)	Maturity Date	Amortized Cost	Market Value
First Citizens Bancorp (South Carolina) Bond	Not Rated	4/1/15	$2,998	3,073
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated	6/15/34	1,000	740
Total investment in corporate bonds			$3,998	3,813

The Company has concluded that each of the equity securities in an unrealized loss position at December 31, 2012 and 2011 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $4,934,000 and $10,904,000 at December 31, 2012 and 2011, respectively, which was the Federal Home Loan Bank stock discussed above. The Company determined that none of its cost-method investments were impaired at either year end.

The book values and approximate fair values of investment securities at December 31, 2012, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	$350	352
Due after one year but within five years	14,498	14,669	3,837	4,140
Due after five years but within ten years	—	—	29,005	31,807
Due after ten years	1,000	740	22,872	25,197
Mortgage-backed securities	143,539	146,926	—	—
Total debt securities	159,037	162,335	56,064	61,496

Equity securities	5,026	5,017	—	—
Total securities	$164,063	167,352	$56,064	61,496

At December 31, 2012, investment securities with carrying values of $78,519,000 were pledged as collateral for public and private deposits. At December 31, 2011, investment securities with carrying values of $47,418,000 were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

There were $9,641,000 in sales of securities in 2012, which resulted in a net gain of $439,000. There were $2,518,000 in sales of securities in 2011, which resulted in a net gain of $8,000. There were no sales of securities in 2010. During the twelve months ended December 31, 2012, 2011, and 2010, the Company recorded a net gain of $200,000, $71,000, and $26,000, respectively, related to the call of several municipal and corporate bond securities. Also, during the twelve months ended December 31, 2012, 2011, and 2010, the Company recorded net losses of $1,000, $5,000, and $0, respectively, related to write-downs of the Company’s equity portfolio.

Note 4. Loans and Asset Quality Information

The loans and foreclosed real estate that were acquired in FDIC-assisted transactions are covered by loss share agreements between the FDIC and the Company’s banking subsidiary, First Bank, which afford First Bank significant loss protection - see Note 2 to the financial statements included in the Company’s 2011 Annual Report on Form 10-K for detailed information regarding these transactions. Because of the loss protection provided by the FDIC, the risk of the loans and foreclosed real estate that are covered by loss share agreements are significantly different from those assets not covered under the loss share agreements. Accordingly, the Company presents separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	December 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$160,790	7%	$162,099	7%
Real estate – construction, land development & other land loans	298,458	13%	363,079	15%
Real estate – mortgage – residential (1-4 family) first mortgages	815,281	34%	805,542	33%
Real estate – mortgage – home equity loans / lines of credit	238,925	10%	256,509	11%
Real estate – mortgage – commercial and other	789,746	33%	762,895	31%
Installment loans to individuals	71,933	3%	78,982	3%
Subtotal	2,375,133	100%	2,429,106	100%
Unamortized net deferred loan costs	1,324		1,280
Total loans	$2,376,457		$2,430,386

As of December 31, 2012 and 2011, net loans include an unamortized premium of $485,000 and $949,000, respectively, related to acquired loans.

At December 31, 2012, the Company also had $30 million classified as “loans held for sale” that are not included in the loan balances disclosed above or in the disclosures presented in the remainder of Note 4. In the fourth quarter of 2012, the Company identified approximately $68 million of non-covered higher-risk loans that it targeted for sale to a third-party investor. Based on an offer to purchase these loans received prior to year-end, the Company wrote the loans down by approximately $38 million to their estimated liquidation value of approximately $30 million and reclassified them as “loans held for sale.” The sale of the loans was completed in January 2013 with the Company receiving sales proceeds of approximately $30 million.

Loans in the amount of $2.1 billion were pledged as collateral for certain borrowings as of both December 31, 2012 and December 31, 2011 (see Note 10).

The loans above also include loans to executive officers and directors serving the Company at December 31, 2012 and to their associates, totaling approximately $6.9 million and $5.3 million at December 31, 2012 and 2011, respectively. During 2012, additions to such loans were approximately $3.6 and repayments totaled approximately $2.0. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	December 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$155,273	7%	$152,627	8%
Real estate – construction, land development & other land loans	251,569	12%	290,983	14%
Real estate – mortgage – residential (1-4 family) first mortgages	679,401	33%	646,616	31%
Real estate – mortgage – home equity loans / lines of credit	219,443	11%	233,171	11%
Real estate – mortgage – commercial and other	715,973	34%	666,882	32%
Installment loans to individuals	71,160	3%	77,593	4%
Subtotal	2,092,819	100%	2,067,872	100%
Unamortized net deferred loan costs	1,324		1,280
Total non-covered loans	$2,094,143		$2,069,152

The carrying amount of the covered loans at December 31, 2012 consisted of loans that were identified on the date of their purchase as being impaired and those that were classified on the date of their purchase as nonimpaired, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$71	148	5,446	7,009	5,517	7,157
Real estate – construction, land development & other land loans	1,575	2,594	45,314	82,676	46,889	85,270
Real estate – mortgage – residential (1-4 family) first mortgages	794	1,902	135,086	161,416	135,880	163,318
Real estate – mortgage – home equity loans / lines of credit	16	56	19,466	24,431	19,482	24,487
Real estate – mortgage – commercial and other	2,369	4,115	71,404	94,502	73,773	98,617
Installment loans to individuals	—	—	773	828	773	828
Total	$4,825	8,815	277,489	370,862	282,314	379,677

The carrying amount of the covered loans at December 31, 2011 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$69	319	9,403	11,736	9,472	12,055
Real estate – construction, land development & other land loans	3,865	8,505	68,231	115,489	72,096	123,994
Real estate – mortgage – residential (1-4 family) first mortgages	1,214	2,639	157,712	189,436	158,926	192,075
Real estate – mortgage – home equity loans / lines of credit	127	577	23,211	29,249	23,338	29,826
Real estate – mortgage – commercial and other	2,585	4,986	93,428	125,450	96,013	130,436
Installment loans to individuals	4	6	1,385	1,583	1,389	1,589
Total	$7,864	17,032	353,370	472,943	361,234	489,975

The following table presents information regarding covered purchased nonimpaired loans since December 31, 2010. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2010	$366,521
Additions due to acquisition of The Bank of Asheville (at fair value)	84,623
Principal repayments	(40,576)
Transfers to foreclosed real estate	(53,999)
Loan charge-offs	(14,797)
Accretion of loan discount	11,598
Carrying amount of nonimpaired covered loans at December 31, 2011	353,370
Principal repayments	(51,582)
Transfers to foreclosed real estate	(30,181)
Loan charge-offs	(10,584)
Accretion of loan discount	16,466
Carrying amount of nonimpaired covered loans at December 31, 2012	$277,489

As reflected in the table above, the Company accreted $16,466,000 and $11,598,000 of the loan discount on purchased nonimpaired loans into interest income during 2012 and 2011, respectively. As of December 31, 2012, there was remaining loan discount of $56,515,000 related to purchased performing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the covered lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to 80% of the loan discount accretion, which reduces noninterest income. At December 31, 2012, the Company also had $18,406,000 of loan discount related to purchased nonperforming loans. It is not expected that this amount will be accreted, as it represents estimated losses on these loans. An additional $22,441,000 in partial charge-offs have been recorded on purchased loans outstanding at December 31, 2012.

The following table presents information regarding all purchased impaired loans since December 31, 2010, substantially all of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2010	$8,080	2,329	5,751
Additions due to acquisition of The Bank of Asheville	38,452	20,807	17,645
Change due to payments received	(1,620)	(327)	(1,293)
Transfer to foreclosed real estate	(19,881)	(9,308)	(10,573)
Change due to loan charge-off	(7,522)	(4,193)	(3,329)
Other	807	224	583
Balance at December 31, 2011	18,316	9,532	8,784
Change due to payments received	(355)	44	(399)
Transfer to foreclosed real estate	(7,636)	(3,487)	(4,149)
Change due to loan charge-off	(359)	(531)	172
Other	(1,151)	(1,568)	417
Balance at December 31, 2012	$8,815	3,990	4,825

Each of the purchased impaired loans are on nonaccrual status and considered to be impaired. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During 2012 and 2011, the Company did not receive any payments that exceeded the initial carrying amount of the purchased impaired loans.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	December 31, 2012	December 31, 2011

Non-covered nonperforming assets
Nonaccrual loans	$33,034	73,566
Restructured loans – accruing	24,848	11,720
Accruing loans > 90 days past due	—	—
Total non-covered nonperforming loans	57,882	85,286
Nonperforming loans held for sale	21,938	—
Foreclosed real estate	26,285	37,023
Total non-covered nonperforming assets	$106,105	122,309

Covered nonperforming assets
Nonaccrual loans (1)	$33,491	41,472
Restructured loans – accruing	15,465	14,218
Accruing loans > 90 days past due	—	—
Total covered nonperforming loans	48,956	55,690
Foreclosed real estate	47,290	85,272
Total covered nonperforming assets	$96,246	140,962

Total nonperforming assets	$202,351	263,271

(1) At December 31, 2012 and December 31, 2011, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $64.4 million and $69.0 million, respectively.

If the nonaccrual and restructured loans as of December 31, 2012, 2011 and 2010 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $7,689,000, $8,724,000 and $8,136,000 for nonaccrual loans and $2,392,000, $1,873,000 and $1,943,000 for restructured loans would have been recorded for 2012, 2011, and 2010, respectively. Interest income on such loans that was actually collected and included in net income in 2012, 2011 and 2010 amounted to approximately $2,824,000, $2,578,000 and $3,195,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $1,179,000, $1,351,000, and $1,342,000 for restructured loans, respectively. At December 31, 2012 and 2011, we had no commitments to lend additional funds to debtors whose loans were nonperforming.

The following table presents information related to the Company’s impaired loans.

($ in thousands)	As of /for the year ended December 31, 2012	As of /for the year ended December 31, 2011	As of /for the year ended December 31, 2010
Impaired loans at period end
Non-covered	$57,882	85,286	96,003
Covered	48,956	55,690	72,825
Total impaired loans at period end	$106,838	140,976	168,828

Average amount of impaired loans for period
Non-covered	$85,198	89,023	89,751
Covered	54,773	63,289	95,373
Average amount of impaired loans for period – total	$139,971	152,312	185,124

Allowance for loan losses related to impaired loans at period end
Non-covered	$5,051	5,804	7,613
Covered	3,509	5,106	11,155
Allowance for loan losses related to impaired loans - total	$8,560	10,910	18,768

Amount of impaired loans with no related allowance at period end
Non-covered	$12,049	35,721	42,874
Covered	35,196	43,702	49,991
Total impaired loans with no related allowance at period end	$47,245	79,423	92,865

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

The following table presents the Company’s nonaccrual loans as of December 31, 2012.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$307	150	457
Commercial - secured	2,398	3	2,401
Secured by inventory and accounts receivable	17	59	76

Real estate – construction, land development & other land loans	6,354	11,698	18,052

Real estate – residential, farmland and multi-family	9,629	10,712	20,341

Real estate – home equity lines of credit	1,622	465	2,087

Real estate - commercial	9,885	10,342	20,227

Consumer	2,822	62	2,884
Total	$33,034	33,491	66,525

The following table presents the Company’s nonaccrual loans as of December 31, 2011.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$452	—	452
Commercial - secured	2,190	358	2,548
Secured by inventory and accounts receivable	588	102	690

Real estate – construction, land development & other land loans	22,772	21,204	43,976

Real estate – residential, farmland and multi-family	25,430	11,050	36,480

Real estate – home equity lines of credit	3,161	1,068	4,229

Real estate - commercial	16,203	7,459	23,662

Consumer	2,770	231	3,001
Total	$73,566	41,472	115,038

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2012.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$91	10	307	35,278	35,686
Commercial - secured	1,020	220	2,398	110,074	113,712
Secured by inventory and accounts receivable	52	4	17	21,270	21,343

Real estate – construction, land development & other land loans	490	263	6,354	211,001	218,108

Real estate – residential, farmland, and multi-family	9,673	2,553	9,629	797,584	819,439

Real estate – home equity lines of credit	976	320	1,622	197,962	200,880

Real estate - commercial	4,326	1,131	9,885	612,598	627,940

Consumer	462	219	2,822	52,208	55,711
Total non-covered	$17,090	4,720	33,034	2,037,975	2,092,819
Unamortized net deferred loan costs					1,324
Total non-covered loans					$2,094,143

Covered loans	$6,564	3,417	33,491	238,842	282,314

Total loans	$23,654	8,137	66,525	2,276,817	2,376,457

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2012.

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2011.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$67	591	452	37,668	38,778
Commercial - secured	672	207	2,190	108,682	111,751
Secured by inventory and accounts receivable	247	—	588	20,993	21,828

Real estate – construction, land development & other land loans	1,250	1,411	22,772	221,372	246,805

Real estate – residential, farmland, and multi-family	9,751	4,259	25,430	756,215	795,655

Real estate – home equity lines of credit	1,126	237	3,161	202,912	207,436

Real estate - commercial	2,620	1,006	16,203	567,354	587,183

Consumer	657	286	2,770	54,723	58,436
Total non-covered	$16,390	7,997	73,566	1,969,919	2,067,872
Unamortized net deferred loan costs					1,280
Total non-covered loans					$2,069,152

Covered loans	$6,511	3,388	41,472	309,863	361,234

Total loans	$22,901	11,385	115,038	2,279,782	2,430,386

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2011.

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2012.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2012

Beginning balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610
Charge-offs	(4,912)	(19,312)	(20,879)	(3,287)	(16,616)	(1,539)	—	(66,545)
Recoveries	354	986	430	209	333	273	—	2,585
Provisions	5,465	19,876	20,999	3,272	18,116	1,333	932	69,993
Ending balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643

Ending balances as of December 31, 2012: Allowance for loan losses

Individually evaluated for impairment	$—	—	50	—	957	—	—	1,007

Collectively evaluated for impairment	$4,687	12,856	14,032	1,884	4,290	1,939	948	40,636

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2012:

Ending balance – total	$170,741	218,108	819,439	200,880	627,940	55,711	—	2,092,819

Ending balances as of December 31, 2012: Loans

Individually evaluated for impairment	$—	4,276	1,705	—	15,040	—	—	21,021

Collectively evaluated for impairment	$170,741	213,832	817,734	200,880	612,900	55,711	—	2,071,798

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2011.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2011

Beginning balance	$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275
Charge-offs	(2,703)	(16,240)	(9,045)	(1,147)	(3,355)	(845)	(524)	(33,859)
Recoveries	389	1,142	719	107	37	182	93	2,669
Provisions	1,363	13,884	10,575	(904)	2,760	574	273	28,525
Ending balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610

Ending balances as of December 31, 2011: Allowance for loan losses

Individually evaluated for impairment	$60	607	150	—	200	—	—	1,017

Collectively evaluated for impairment	$3,720	10,699	13,382	1,690	3,214	1,872	16	34,593

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2011:

Ending balance – total	$172,357	246,805	795,655	207,436	587,183	58,436	—	2,067,872

Ending balances as of December 31, 2011: Loans

Individually evaluated for impairment	$2,526	34,750	11,880	527	30,846	12	—	80,541

Collectively evaluated for impairment	$169,831	212,055	783,775	206,909	556,337	58,424	—	1,987,331

Loans acquired with deteriorated credit quality	$—	920	—	—	—	—	—	920

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2012.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2012
Beginning balance	$5,808
Charge-offs	(10,728)
Recoveries	—
Provisions	9,679
Ending balance	$4,759

Ending balances as of December 31, 2012: Allowance for loan losses

Individually evaluated for impairment	$4,459
Collectively evaluated for impairment	300
Loans acquired with deteriorated credit quality	17

Loans receivable as of December 31, 2012:

Ending balance – total	$282,314

Ending balances as of December 31, 2012: Loans

Individually evaluated for impairment	$74,914
Collectively evaluated for impairment	207,400
Loans acquired with deteriorated credit quality	4,825

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2011.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2011
Beginning balance	$11,155
Charge-offs	(18,123)
Recoveries	—
Provisions	12,776
Ending balance	$5,808

Ending balances as of December 31, 2011: Allowance for loan losses

Individually evaluated for impairment	$5,481
Collectively evaluated for impairment	—
Loans acquired with deteriorated credit quality	327

Loans receivable as of December 31, 2011:

Ending balance – total	$361,234

Ending balances as of December 31, 2011: Loans

Individually evaluated for impairment	$44,723
Collectively evaluated for impairment	316,511
Loans acquired with deteriorated credit quality	7,864

The following table presents the Company’s impaired loans as of December 31, 2012.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	—
Commercial - secured	—	—	—	87
Secured by inventory and accounts receivable	—	—	—	5

Real estate – construction, land development & other land loans	4,277	4,305	—	8,600

Real estate – residential, farmland, and multi-family	1,597	1,618	—	2,692

Real estate – home equity lines of credit	—	—	—	64

Real estate – commercial	6,175	6,851	—	12,724

Consumer	—	—	—	2
Total non-covered impaired loans with no allowance	$12,049	12,774	—	24,174

Total covered impaired loans with no allowance	$35,196	71,413	—	39,372

Total impaired loans with no allowance recorded	$47,245	84,187	—	63,546

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$307	386	58	221
Commercial - secured	2,398	2,762	436	2,304
Secured by inventory and accounts receivable	17	43	4	548

Real estate – construction, land development & other land loans	3,934	5,730	1,213	12,199

Real estate – residential, farmland, and multi-family	23,859	25,844	1,955	27,186

Real estate – home equity lines of credit	1,645	2,120	96	2,901

Real estate – commercial	10,851	13,048	936	12,863

Consumer	2,822	2,858	353	2,802
Total non-covered impaired loans with allowance	$45,833	52,791	5,051	61,024

Total covered impaired loans with allowance	$13,760	18,271	3,509	15,401

Total impaired loans with an allowance recorded	$59,593	71,062	8,560	76,425

Interest income recorded on non-covered and covered impaired loans during the year ended December 31, 2012 was insignificant.

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

Interest income recorded on non-covered and covered impaired loans during the year ended December 31, 2011 was insignificant.

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Cash secured loans.
2	Non-cash secured loans that have no minor or major exceptions to the lending guidelines.
3	Non-cash secured loans that have no major exceptions to the lending guidelines.
Weak Pass:
4	Non-cash secured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated.
Watch or Standard:
9	Loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances. This category also includes all loans to insiders and any other loan that management elects to monitor on the watch list.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2012.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$10,283	24,031	10	472	583	307	35,686
Commercial - secured	32,196	72,838	1,454	3,676	1,150	2,398	113,712
Secured by inventory and accounts receivable	2,344	18,126	248	491	117	17	21,343

Real estate – construction, land development & other land loans	31,582	163,588	3,830	9,045	3,709	6,354	218,108

Real estate – residential, farmland, and multi-family	249,313	499,922	7,154	29,091	24,330	9,629	819,439

Real estate – home equity lines of credit	125,310	66,412	2,160	3,526	1,850	1,622	200,880

Real estate - commercial	123,814	449,316	21,801	14,050	9,074	9,885	627,940

Consumer	27,826	23,403	77	954	629	2,822	55,711
Total	$602,668	1,317,636	36,734	61,305	41,442	33,034	2,092,819
Unamortized net deferred loan costs							1,324
Total non-covered loans							$2,094,143

Total covered loans	$42,935	124,451	—	7,569	73,868	33,491	282,314

Total loans	$645,603	1,442,087	36,734	68,874	115,310	66,525	2,376,457

At December 31, 2012, there was an insignificant amount of loans that were graded “8” with an accruing status.

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2011.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$13,516	23,735	13	217	845	452	38,778
Commercial - secured	36,587	66,105	1,912	2,196	2,761	2,190	111,751
Secured by inventory and accounts receivable	3,756	16,197	282	756	249	588	21,828

Real estate – construction, land development & other land loans	37,596	156,651	6,490	9,903	13,393	22,772	246,805

Real estate – residential, farmland, and multi-family	257,163	456,188	10,248	17,687	28,939	25,430	795,655

Real estate – home equity lines of credit	130,913	67,606	2,422	1,868	1,466	3,161	207,436

Real estate - commercial	140,577	372,614	30,722	11,502	15,565	16,203	587,183

Consumer	30,693	23,550	67	368	988	2,770	58,436
Total	$650,801	1,182,646	52,156	44,497	64,206	73,566	2,067,872
Unamortized net deferred loan costs							1,280
Total non-covered loans							$2,069,152

Total covered loans	$62,052	161,508	—	8,033	88,169	41,472	361,234

Total loans	$712,853	1,344,154	52,156	52,530	152,375	115,038	2,430,386

At December 31, 2011, there was an insignificant amount of loans that were graded “8” with an accruing status.

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

The vast majority of the Company’s troubled debt restructurings modified during the year ended December 31, 2011 and 2012 related to interest rate reductions combined with restructured amortization schedules. The Company does not grant principal forgiveness.

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

The following table presents information related to loans modified in a troubled debt restructuring during the years ended December 31, 2012 and 2011.

($ in thousands)	For the year ended December 31, 2012
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – construction, land development & other land loans	2	$642	$642
Real estate – residential, farmland, and multi-family	8	1,653	1,653
Real estate – commercial	—	—	—

Non-covered TDRs - Nonaccrual
Commercial, financial, and agricultural:
Commercial – secured	1	11	11
Real estate – construction, land development & other land loans	2	332	332
Real estate – residential, farmland, and multi-family	17	3,736	3,736
Real estate – home equity lines of credit	1	123	123
Real estate – commercial	5	1,082	1,082

Total non-covered TDRs arising during period	36	7,579	7,579

Total covered TDRs arising during period– Accruing	6	$7,526	$7,342
Total covered TDRs arising during period – Nonaccrual	4	1,230	1,231

Total TDRs arising during period	46	$16,335	$16,152

($ in thousands)	For the year ended December 31, 2011
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – construction, land development & other land loans	2	$501	$543
Real estate – residential, farmland, and multi-family	5	1,635	1,645
Real estate – commercial	4	1,871	1,871

Non-covered TDRs - Nonaccrual
Commercial, financial, and agricultural:
Commercial – secured	—	—	—
Real estate – construction, land development & other land loans	1	357	357
Real estate – residential, farmland, and multi-family	3	382	438
Real estate – home equity lines of credit	—	—	—
Real estate – commercial	4	1,408	1,408

Total non-covered TDRs arising during period	19	6,154	6,262

Total covered TDRs arising during period– Accruing	37	$6,528	$6,528
Total covered TDRs arising during period – Nonaccrual	8	1,472	1,472

Total TDRs arising during period	64	$14,154	$14,262

As part of a routine regulatory exam that concluded in the third quarter of 2012, the Company reclassified approximately $30 million of performing loans to TDR status during the second and third quarters of 2012. Because these loans were restructured prior to January 1, 2012 they are not included in the tables above. Also, in connection with an anticipated planned asset disposition, the Company recorded $6 million in charge-offs to write-down the TDRs to their estimated liquidation value at December 31, 2012, and reclassified approximately $5 million of TDRs to the “nonperforming loans held for sale” category as of December 31, 2012.

There were no non-covered accruing restructured loans that were modified in the previous 12 months and that defaulted during the years ended December 31, 2012 and 2011. There were three covered accruing restructured loans totaling $0.4 million that were modified in the previous 12 months and that defaulted during the year ended December 31, 2012. There were no covered accruing restructured loans that were modified in the previous 12 months and that defaulted during the year ended December 31, 2011. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

Note 5. Premises and Equipment

Premises and equipment at December 31, 2012 and 2011 consisted of the following:

($ in thousands)	2012	2011

Land	$23,359	22,700
Buildings	58,601	53,818
Furniture and equipment	34,179	31,618
Leasehold improvements	1,980	2,003
Total cost	118,119	110,139
Less accumulated depreciation and amortization	(43,748)	(40,164)
Net book value of premises and equipment	$74,371	69,975

Note 6. FDIC Indemnification Asset

As discussed in Note 1(i), the FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions.

At December 31, 2012 and 2011, the FDIC indemnification asset was comprised of the following components:

($ in thousands)	2012	2011
Receivable related to loss claims incurred, not yet reimbursed	$33,040	13,377
Receivable related to estimated future claims on loans	62,044	90,275
Receivable related to estimated future claims on foreclosed real estate	7,475	18,025
FDIC indemnification asset	$102,559	121,677

The following presents a rollforward of the FDIC indemnification asset since January 1, 2010.

($ in thousands)
Balance at January 1, 2010	$143,221
Increase related to unfavorable change in loss estimates	30,419
Increase related to reimbursable expenses	2,900
Cash received	(46,721)
Accretion of loan discount	(6,100)
Balance at December 31, 2010	$123,719
Increase related to acquisition of The Bank of Asheville	42,218
Increase related to unfavorable change in loss estimates	29,814
Increase related to reimbursable expenses	5,725
Cash received	(69,339)
Accretion of loan discount	(9,278)
Other	(1,182)
Balance at December 31, 2011	$121,677
Increase related to unfavorable changes in loss estimates	16,984
Increase related to reimbursable expenses	6,947
Cash received	(29,796)
Accretion of loan discount	(13,173)
Other	(80)
Balance at December 31, 2012	$102,559

Note 7. Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2012 and December 31, 2011 and the carrying amount of unamortized intangible assets as of those same dates. In 2012, the Company recorded a core deposit premium intangible of $107,000 in connection with a branch acquisition, which is being amortized on a straight-line basis over the estimated life of the related deposits of seven years. In 2011, the Company recorded a core deposit premium intangible of $277,000 in connection with the acquisition of The Bank of Asheville, which is being amortized on a straight-line basis over the estimated life of the related deposits of seven years.

	December 31, 2012		December 31, 2011
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$678	417	$678	357
Core deposit premiums	7,974	5,128	7,867	4,291
Total	$8,652	5,545	$8,545	4,648

Unamortized intangible assets:
Goodwill	$65,835		$65,835

Amortization expense totaled $897,000, $902,000 and $874,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill is evaluated for impairment on at least an annual basis – see Note 1(q). For each of the years presented, the Company’s evaluation indicated that there was no goodwill impairment.

The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2017 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
2013	$797
2014	693
2015	638
2016	571
2017	321
Thereafter	88
Total	$3,108

Note 8. Income Taxes

Total income taxes for the years ended December 31, 2012, 2011 and 2010 were allocated as follows:

(In thousands)	2012	2011	2010

Allocated to net income	$(16,952)	7,370	4,960
Allocated to stockholders’ equity, for unrealized holding gain/loss on debt and equity securities for financial reporting purposes	(237)	554	251
Allocated to stockholders’ equity, for tax expense (benefit) of pension liabilities	5,824	(2,912)	(688)
Total income tax expense (benefit)	$(11,365)	5,012	4,523

The components of income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 are as follows:

($ in thousands)	2012	2011	2010

Current - Federal	$(8,401)	9,204	25,353
- State	(43)	2,094	3,807
Deferred - Federal	(5,914)	(3,234)	(21,092)
- State	(2,594)	(694)	(3,108)
Total	$(16,952)	7,370	4,960

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2012 and 2011 are presented below:

(In thousands)	2012	2011

Deferred tax assets:
Allowance for loan losses	$18,228	16,458
Excess book over tax SERP retirement plan cost	2,553	2,378
Deferred compensation	128	138
State net operating loss carryforwards	961	62
Accruals, book versus tax	1,403	329
Pension liability adjustments	1,396	7,220
Foreclosed real estate	6,813	1,402
Basis differences in assets acquired in FDIC transactions	1,058	771
Nonqualified stock options	554	277
Nonaccrual loan interest	420	744
All other	732	663
Gross deferred tax assets	34,246	30,442
Less: Valuation allowance	(112)	(81)
Net deferred tax assets	34,134	30,361
Deferred tax liabilities:
Loan fees	(1,427)	(1,217)
Excess tax over book pension cost	(451)	(219)
Depreciable basis of fixed assets	(2,308)	(2,372)
Amortizable basis of intangible assets	(9,119)	(8,334)
Unrealized gain on securities available for sale	(1,283)	(1,520)
FHLB stock dividends	(437)	(437)
All other	(124)	(198)
Gross deferred tax liabilities	(15,149)	(14,297)
Net deferred tax asset - included in other assets	$18,985	16,064

A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related 2012 and 2011 deferred tax expense (benefit) of approximately ($237,000) and $554,000 respectively, has been recorded directly to shareholders’ equity. Additionally, a portion of the annual change in the net deferred tax asset relates to pension adjustments. The related 2012 and 2011 deferred tax expense (benefit) of $5,824,000 and ($2,912,000), respectively, has been recorded directly to shareholders’ equity. The balance of the 2012 decrease in the net deferred tax asset of $8,508,000 is reflected as a deferred income tax expense, and the balance of the 2011 increase in the net deferred tax asset of $3,928,000 is reflected as a deferred income tax benefit in the consolidated statement of income (loss).

The valuation allowances for 2012 and 2011 relate primarily to state net operating loss carryforwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not.

The Company had no significant uncertain tax positions, and thus no reserve for uncertain tax positions has been recorded. Additionally, the Company determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate. The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses.”

The Company’s tax returns are subject to income tax audit by federal and state agencies beginning with the year 2009.

Retained earnings at December 31, 2012 and 2011 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

The following is a reconcilement of federal income tax expense at the statutory rate of 35% to the income tax provision reported in the financial statements.

(In thousands)	2012	2011	2010

Tax provision at statutory rate	$(14,125)	7,354	5,230
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(831)	(852)	(726)
Low income housing tax credits	(181)	(163)	(143)
Non-deductible interest expense	23	33	37
State income taxes, net of federal benefit	(1,714)	910	454
Change in valuation allowance	31	(5)	(145)
Other, net	(155)	93	253
Total	$(16,952)	7,370	4,960

Note 9. Time Deposits, Securities Sold Under Agreements to Repurchase, and Related Party Deposits

At December 31, 2012, the scheduled maturities of time deposits were as follows:

($ in thousands)

2013	$888,823
2014	119,240
2015	83,545
2016	45,858
2017	33,071
Thereafter	3,123
$1,173,660

For the years ended December 31, 2012, 2011, and 2010, the Company recorded amortization of deposit premiums amounting to $85,000, $337,000 and $2,211,000, respectively, which reduced interest expense. The deposit premiums related to the Company’s acquisitions are discussed in Note 2. The Company has $38,000 remaining in unamortized deposit premiums at December 31, 2012.

Securities sold under agreements to repurchase represent short-term borrowings by the Company with maturities less than one year and are collateralized by a portion of the Company’s securities portfolio, which have been delivered to a third-party custodian for safekeeping. The Company had no securities sold under agreements to repurchase at December 31, 2012.

The following table presents certain information for securities sold under agreements to repurchase:

($ in thousands)	2012		2011
Balance at December 31	$	―	$17,105
Weighted average interest rate at December 31		―	0.32%
Maximum amount outstanding at any month-end during the year		$16,745	$72,926
Average daily balance outstanding during the year		$1,667	$55,011
Average annual interest rate paid during the year		0.24%	0.33%

Deposits received from executive officers and directors and their associates totaled approximately $30,542,000 and $30,764,000 at December 31, 2012 and 2011, respectively. These deposit accounts have substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other non-related depositors.

Note 10. Borrowings and Borrowings Availability

The following tables present information regarding the Company’s outstanding borrowings at December 31, 2012 and 2011:

Description - 2012	Due date	Call Feature	2012 Amount	Interest Rate

Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	$20,620,000	3.01% at 12/31/12 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	1.70% at 12/31/12 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate as of December 31, 2012			$46,394,000	2.28%

Description - 2011	Due date	Call Feature	2011 Amount	Interest Rate

FHLB Term Note	4/20/12	Quarterly by FHLB, beginning 4/20/09	$7,500,000	4.51% fixed

FHLB Term Note	6/28/12	None	15,000,000	0.69% fixed

FHLB Term Note	12/28/12	None	7,500,000	0.91% fixed

FHLB Term Note	6/28/2013	None	15,000,000	0.72% fixed

FHLB Term Note	12/30/13	None	7,500,000	1.50% fixed

FHLB Term Note	1/13/14	None	20,000,000	1.38% fixed

FHLB Term Note	6/30/14	None	15,000,000	1.21% fixed

Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	20,620,000	3.13% at 12/31/11 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	1.94% at 12/31/11 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate			133,894,000	1.74%
Unamortized fair market value adjustment recorded in acquisition			31,000
Total borrowings as of December 31, 2011			$133,925,000

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

At December 31, 2012, the Company had three sources of readily available borrowing capacity – 1) an approximately $372 million line of credit with the FHLB, of which none was outstanding at December 31, 2012 and $88 million was outstanding at December 31, 2011, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2012 or 2011, and 3) an approximately $88 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2012 or 2011.

In December 2012, the Company repaid its remaining $65 million in FHLB advances prior to their maturity dates, which resulted in $0.5 million in prepayment penalties that are included in “Other gains (losses)” in the Consolidated Statement of Income (Loss) for 2012.

The Company’s line of credit with the FHLB totaling approximately $372 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio. The borrowing capacity was reduced by $143 million and $203 million at December 31, 2012 and 2011, as a result of the Company pledging letters of credit for public deposits at each of those dates. Accordingly, the Company’s unused FHLB line of credit was $229 million at December 31, 2012.

The Company’s correspondent bank relationship allows the Company to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased). The Company had no borrowings outstanding under this line at December 31, 2012 or 2011.

The Company has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate). Based on the collateral owned by the Company as of December 31, 2012, the available line of credit was approximately $88 million. The Company had no borrowings outstanding under this line of credit at December 31, 2012 or 2011.

At December 31, 2011, the Company also had a $10 million line of credit with a correspondent bank that was secured by 100% of the common stock of the Bank. The line of credit was not drawn at December 31, 2011. This line of credit matured in March 2012, and the Company decided not to renew this line of credit.

Note 11. Leases

Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $1.3 million in 2012, $1.2 million in 2011, and $2.1 million in 2010.

Future obligations for minimum rentals under noncancelable operating leases at December 31, 2012 are as follows:

($ in thousands)

Year ending December 31:
2013	$868
2014	844
2015	721
2016	608
2017	515
Thereafter	1,584
Total	$5,140

Note 12. Employee Benefit Plans

401(k) Plan. The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code. Through December 31, 2012, employees who have completed one year of service are eligible to participate in the plan. Subsequent to December 31, 2012, the waiting period has been reduced to three months. New employees, who have met the service requirement, are automatically enrolled in the plan at a 2% deferral rate, which can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan. The Company contributes an amount equal to the sum of 1) 100% of the employee’s salary contributed up to 3% and 2) 50% of the employee’s salary contributed between 3% and 5%. Company contributions are 100% vested immediately. The Company’s matching contribution expense was $1.2 million, $1.2 million, and $1.1 million, for the years ended December 31, 2012, 2011, and 2010, respectively. Although discretionary contributions by the Company are permitted by the plan, the Company did not make any such contributions in 2012, 2011 or 2010. The Company’s matching and discretionary contributions are made in the form of Company stock, which can be transferred by the employee into other investment options offered by the plan at any time. Employees are not permitted to invest their own contributions in Company stock.

Pension Plan. Historically, the Company offered a noncontributory defined benefit retirement plan (the “Pension Plan”) that qualified under Section 401(a) of the Internal Revenue Code. The Pension Plan provided for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years’ earnings out of the last 10 years of employment) multiplied by the employee’s years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of the average social security wage base multiplied by years of service not in excess of 35 years. Benefits were fully vested after five years of service.

During the second quarter of 2009, the Company amended the Pension Plan to limit eligibility to employees hired prior to June 19, 2009. During the fourth quarter of 2012, the Company notified employees that the Pension Plan would be frozen for all participants on December 31, 2012. Although no previously accrued benefits will be lost, employees will no longer accrue benefits for service subsequent to 2012. The Company made the decision to freeze the Pension Plan because of the uncertainty of future costs and to have a uniform set of benefits for all employees. The freezing of the Pension Plan resulted in an immediate $6.6 million reduction in its benefit obligation, which is referred to as a “curtailment gain” in the table below. The curtailment gain reduced the difference between the assets of the Pension Plan and its benefit obligation, and therefore had the effect of lowering the corresponding liability of the plan and lowering the amount of accumulated other comprehensive loss, which results in an increase in shareholders’ equity.

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. As discussed below, the contributions are invested to provide for benefits under the Pension Plan. The Company contributed $2,500,000 to the Pension Plan in each of the years ended December 31, 2012, 2011 and 2010. The Company expects that it will contribute $1,500,000 to the Pension Plan in 2013.

The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

($ in thousands)	2012	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$40,084	31,140	25,395
Service cost	1,835	1,782	1,754
Interest cost	1,451	1,638	1,555
Actuarial (gain) loss	(4,006)	6,004	2,830
Benefits paid	(503)	(480)	(394)
Curtailment gain	(6,589)	—	—
Benefit obligation at end of year	32,272	40,084	31,140
Change in plan assets
Plan assets at beginning of year	24,466	22,431	17,793
Actual return on plan assets	3,661	15	2,532
Employer contributions	2,500	2,500	2,500
Benefits paid	(503)	(480)	(394)
Plan assets at end of year	30,124	24,466	22,431

Funded status at end of year	$(2,148)	(15,618)	(8,709)

The accumulated benefit obligation related to the Pension Plan was $32,272,000, $29,641,000, and $22,124,000 at December 31, 2012, 2011, and 2010, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2012 and 2011 as it relates to the Pension Plan, excluding the related deferred tax assets.

($ in thousands)	2012	2011

Other assets – prepaid pension asset	$1,232	671
Other liabilities	(3,380)	(16,289)
	$(2,148)	(15,618)

The following table presents information regarding the amounts recognized in accumulated other comprehensive income (AOCI) at December 31, 2012 and 2011, as it relates to the Pension Plan.

($ in thousands)	2012	2011

Net loss	$3,380	16,213
Net transition obligation	—	32
Prior service cost	—	44
Amount recognized in AOCI before tax effect	3,380	16,289
Tax benefit	(1,317)	(6,434)
Net amount recognized as reduction to AOCI	$2,063	9,855

The following table reconciles the beginning and ending balances of accumulated other comprehensive income (AOCI) at December 31, 2012 and 2011, as it relates to the Pension Plan:

($ in thousands)	2012	2011

Accumulated other comprehensive loss at beginning of fiscal year	$9,855	5,432
Net (gain) loss arising during period	(12,288)	7,707
Prior service cost	(32)	—
Transition Obligation	(30)	—
Amortization of unrecognized actuarial loss	(545)	(382)
Amortization of prior service cost and transition obligation	(14)	(13)
Tax expense (benefit) of changes during the year, net	5,117	(2,889)
Accumulated other comprehensive loss at end of fiscal year	$2,063	9,855

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

($ in thousands)	2012	2011

Prepaid pension cost as of beginning of fiscal year	$671	270
Net periodic pension cost for fiscal year	(1,876)	(2,099)
Actual employer contributions	2,500	2,500
Effect of curtailment	(63)	—
Prepaid pension asset as of end of fiscal year	$1,232	671

Net pension cost for the Pension Plan included the following components for the years ended December 31, 2012, 2011, and 2010:

($ in thousands)	2012	2011	2010

Service cost – benefits earned during the period	$1,835	1,782	1,754
Interest cost on projected benefit obligation	1,451	1,638	1,555
Expected return on plan assets	(1,969)	(1,716)	(1,479)
Net amortization and deferral	559	395	465
Net periodic pension cost	$1,876	2,099	2,295

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $14,000.

The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2013	$723
Year ending December 31, 2014	860
Year ending December 31, 2015	968
Year ending December 31, 2016	1,160
Year ending December 31, 2017	1,302
Years ending December 31, 2018-2022	9,013

For each of the years ended December 31, 2012, 2011, and 2010, the Company used an expected long-term rate-of-return-on-assets assumption of 7.75%. The Company arrived at this rate based primarily on a third-party investment consulting firm’s historical analysis of investment returns, which indicated that the mix of the Pension Plan’s assets (generally 75% equities and 25% fixed income) can be expected to return approximately 7.75% on a long term basis.

Funds in the Pension Plan are invested in a mix of investment types in accordance with the Pension Plan’s investment policy, which is intended to provide an average annual rate of return of 7% to 10%, while maintaining proper diversification. Except for Company stock, all of the Pension Plan’s assets are invested in an unaffiliated bank money market account or mutual funds. The investment policy of the Pension Plan does not permit the use of derivatives, except to the extent that derivatives are used by any of the mutual funds invested in by the Pension Plan. The following table presents the targeted mix of the Pension Plan’s assets as of December 31, 2012, as set out by the Plan’s investment policy:

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

The Pension Plan’s investment strategy contains certain investment objectives and risks for each permitted investment category. To ensure that risk and return characteristics are consistently followed, the Pension Plan’s investments are reviewed at least semi-annually and rebalanced within the acceptable range. Performance measurement of the investments employs the use of certain investment category and peer group benchmarks. The investment category benchmarks as of December 31, 2012 are as follows:

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

The Pension Plan invests in various investment securities which are exposed to various risks such as interest rate, market, and credit risks. All of these risks are monitored and managed by the Company. No significant concentration of risk exists within the plan assets at December 31, 2012.

The fair values of the Company’s pension plan assets at December 31, 2012, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$441	—	441	—
US government bond fund	2,995	2,995	—	—
US corporate bond fund	3,008	3,008	—	—
US corporate high yield bond fund	1,563	1,563	—	—

Equity investments
Large cap value fund	6,101	6,101	—	—
Large cap growth fund	6,020	6,020	—	—
Small cap growth fund	2,514	2,514	—	—
Mid cap growth fund	3,153	3,153	—	—
Foreign equity fund	3,147	3,147	—	—
Company stock	1,182	1,182	—	—
Total	$30,124	29,683	441	—

The fair values of the Company’s pension plan assets at December 31, 2011, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$831	—	831	—
US government bond fund	2,356	2,356	—	—
US corporate bond fund	2,331	2,331	—	—
US corporate high yield bond fund	1,195	1,195	—	—

Equity investments
Large cap value fund	5,194	5,194	—	—
Large cap growth fund	4,883	4,883	—	—
Small cap growth fund	2,030	2,030	—	—
Mid cap growth fund	2,491	2,491	—	—
Foreign equity fund	2,328	2,328	—	—
Company stock	827	827	—	—
Total	$24,466	23,635	831	—

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2012 and 2011.

-	Money market fund: valued on the active market on which it is traded; at amortized cost, which approximates fair value.
-	Mutual funds, common stocks: valued at the closing price reported on the active market on which the individual securities are traded.

Supplemental Executive Retirement Plan. Historically, the Company sponsored a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain senior management executives of the Company. The purpose of the SERP was to provide additional monthly pension benefits to ensure that each such senior management executive would receive lifetime monthly pension benefits equal to 3% of his or her final average compensation multiplied by his or her years of service (maximum of 20 years) to the Company or its subsidiaries, subject to a maximum of 60% of his or her final average compensation. The amount of a participant’s monthly SERP benefit is reduced by (i) the amount payable under the Company’s qualified Pension Plan (described above), and (ii) 50% of the participant’s primary social security benefit. Final average compensation means the average of the 5 highest consecutive calendar years of earnings during the last 10 years of service prior to termination of employment. The SERP is an unfunded plan. Payments are made from the general assets of the Company.

During the fourth quarter of 2012, the Company notified participants that the SERP would be frozen on December 31, 2012. Although no previously accrued benefits will be lost, participants will no longer accrue benefits for service subsequent to 2012. The freezing of the SERP resulted in an immediate $0.5 million reduction in its benefit obligation, which is referred to as a “curtailment gain” in the table below. The curtailment gain reduced the liability of the plan and lowered the amount of accumulated other comprehensive loss, which results in an increase in shareholders’ equity.

The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2012	2011	2010
Change in benefit obligation
Projected benefit obligation at beginning of year	$8,064	7,433	6,222
Service cost	303	292	408
Interest cost	280	351	377
Actuarial (gain) loss	(1,201)	93	531
Benefits paid	(146)	(105)	(105)
Curtailment gain	(487)	—	—
Projected benefit obligation at end of year	6,813	8,064	7,433
Plan assets	—	—	—
Funded status at end of year	$(6,813)	(8,064)	(7,433)

The accumulated benefit obligation related to the SERP was $6,813,000, $7,199,000, and $5,623,000 at December 31, 2012, 2011, and 2010, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2012 and 2011 as it relates to the SERP, excluding the related deferred tax assets.

($ in thousands)	2012	2011

Other assets – prepaid pension asset (liability)	$(6,614)	(6,075)
Other liabilities	(199)	(1,989)
	$(6,813)	(8,064)

The following table presents information regarding the amounts recognized in AOCI at December 31, 2012 and 2011.

($ in thousands)	2012	2011

Net (gain) loss	$199	1,887
Prior service cost	—	102
Amount recognized in AOCI before tax effect	199	1,989
Tax benefit	(79)	(786)
Net amount recognized as reduction to AOCI	$120	1,203

The following table reconciles the beginning and ending balances of accumulated other comprehensive income (AOCI) at December 31, 2012 and 2011, as it relates to the SERP:

($ in thousands)	2012	2011

Accumulated other comprehensive loss at beginning of fiscal year	$1,203	1,165
Net (gain) loss arising during period	(1,687)	93
Prior service cost	(83)	—
Amortization of unrecognized actuarial loss	—	(12)
Amortization of prior service cost and transition obligation	(19)	(19)
Tax expense (benefit) of changes during the year, net	706	(24)
Accumulated other comprehensive loss at end of fiscal year	$120	1,203

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2012	2011

Prepaid pension cost (liability) as of beginning of fiscal year	$(6,075)	(5,507)
Net periodic pension cost for fiscal year	(602)	(673)
Benefits paid	146	105
Effect of curtailment	(83)	—
Prepaid pension cost (liability) as of end of fiscal year	$(6,614)	(6,075)

Net pension cost for the SERP included the following components for the years ended December 31, 2012, 2011, and 2010:

($ in thousands)	2012	2011	2010

Service cost – benefits earned during the period	$303	292	408
Interest cost on projected benefit obligation	280	351	377
Net amortization and deferral	19	30	100
Net periodic pension cost	$602	673	885

The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2013	$215
Year ending December 31, 2014	220
Year ending December 31, 2015	263
Year ending December 31, 2016	330
Year ending December 31, 2017	357
Years ending December 31, 2018-2022	2,309

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2012, 2011, and 2010:

	2012		2011		2010
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	4.39%	4.39%	5.59%	5.59%	6.00%	6.00%
Discount rate used to calculate end of year liability disclosures	3.97%	3.97%	4.39%	4.39%	5.59%	5.59%
Expected long-term rate of return on assets	7.75%	n/a	7.75%	n/a	7.75%	n/a
Rate of compensation increase	3.50%	3.50%	5.00%	5.00%	5.00%	5.00%

The Company’s discount rate policy is based on a calculation of the Company’s expected pension payments, with those payments discounted using the Citigroup Pension Index yield curve.

Note 13. Commitments, Contingencies, and Concentrations of Credit Risk

See Note 11 with respect to future obligations under noncancelable operating leases.

In the normal course of the Company’s business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit that are not reflected in the financial statements. The following table presents the Company’s outstanding loan commitments at December 31, 2012.

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$66	258	324
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	33	184	217
Total	$99	442	541

At December 31, 2012 and 2011, the Company had $12.8 million and $7.1 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a guarantee made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the standby letter of credit. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past two years, the Company has only had to honor several insignificant standby letters of credit, which have been or are being repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.

The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company.

The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Beaufort, Bladen, Brunswick, Buncombe, Cabarrus, Carteret, Chatham, Columbus, Dare, Davidson, Duplin, Guilford, Harnett, Iredell, Lee, Montgomery, Moore, New Hanover, Onslow, Randolph, Richmond, Robeson, Rockingham, Rowan, Scotland, Stanly and Wake Counties in North Carolina, Chesterfield, Dillon, Florence and Horry Counties in South Carolina, and Montgomery, Pulaski, Roanoke, Washington and Wythe Counties in Virginia. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

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

The Company’s investment portfolio consists principally of obligations of government-sponsored enterprises, mortgage-backed securities guaranteed by government-sponsored enterprises, corporate bonds, FHLB stock and general obligation municipal securities. The following are the fair values at December 31, 2012 of available for sale and held to maturity securities to any one issuer/guarantor that exceed $2.0 million, with such amounts representing the maximum amount of credit risk that the Company would incur if the issuer did not repay the obligation.

($ in thousands) Issuer	Amortized Cost	Fair Value
Ginnie Mae - mortgage-backed securities	$83,950	86,353
Small Business Administration	55,034	55,710
Federal Home Loan Bank System - bonds	9,000	9,088
Federal Home Loan Bank of Atlanta - common stock	4,934	4,934
Craven County, North Carolina municipal bond	3,643	4,029
First Citizens Bancorp (South Carolina) – bond / trust preferred securities	3,998	3,813
Fannie Mae - mortgage-backed securities and collateralized mortgage obligations	3,701	3,987
Spartanburg, South Carolina Sanitary Sewer District municipal bond	3,293	3,662
Richmond County, North Carolina municipal bond	2,608	2,860
Federal Farm Credit bonds	2,500	2,508
South Carolina State municipal bond	2,133	2,384
Virginia State Housing Authority municipal bond	2,162	2,371

The Company places its deposits and correspondent accounts with the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, and Bank of America and sells its federal funds to Bank of America. At December 31, 2012, the Company had deposits in the Federal Home Loan Bank of Atlanta totaling $4.9 million, deposits of $133.8 million in the Federal Reserve Bank, deposits of $65.5 million in Bank of America, and deposits of $5 million with BB&T. None of the deposits held at the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank, are FDIC-insured, however the Federal Reserve Bank is a government entity and therefore risk of loss is minimal. The deposits held at Bank of America and BB&T are FDIC-insured up to $250,000.

Note 14. Fair Value of Financial Instruments

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

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2012. The impaired loans shown below are those loans in which the value is based on the underlying collateral value.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$11,596	—	11,596	—
Mortgage-backed securities	146,926	—	146,926	—
Corporate bonds	3,813	—	3,813	—
Equity securities	5,017	—	5,017	—
Total available for sale securities	$167,352	—	167,352	—

Nonrecurring
Impaired loans – covered	$12,234	—	—	12,234
Impaired loans – non-covered	21,021	—	—	21,021
Foreclosed real estate – covered	47,290	—	—	47,290
Foreclosed real estate – non-covered	26,285	—	—	26,285

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2011.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$34,665	—	34,665	—
Mortgage-backed securities	124,105	—	124,105	—
Corporate bonds	12,488	—	12,488	—
Equity securities	11,368	399	10,969	—
Total available for sale securities	$182,626	399	182,227	—

Nonrecurring
Impaired loans – covered	$21,288	—	—	21,288
Impaired loans – non-covered	80,541	—	—	80,541
Foreclosed real estate – covered	85,272	—	—	85,272
Foreclosed real estate – non-covered	37,023	—	—	37,023

The following is a description of the valuation methodologies used for instruments measured at fair value.

Securities Available for Sale — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy. Most of the fair values for the Company’s Level 2 securities are determined by our third-party securities portfolio manager using matrix pricing. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. For the Company, Level 2 securities include mortgage-backed securities, collateralized mortgage obligations, government-sponsored entity securities, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The Company reviews the pricing methodologies utilized by the portfolio manager to ensure the fair value determination is consistent with the applicable accounting guidance and that the investments are properly classified in the fair value hierarchy. Further, the Company validates the fair values for a sample of securities in the portfolio by comparing the fair values provided by the portfolio manager to prices from other independent sources for the same or similar securities. The Company analyzes unusual or significant variances and conducts additional research with the portfolio manager, if necessary, and takes appropriate action based on its findings.

Impaired loans — Fair values for impaired loans in the above table are generally collateral dependent and are estimated based on underlying collateral values securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined using an income or market valuation approach based on an appraisal conducted by an independent, licensed third party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income (Loss).

Foreclosed real estate – Foreclosed real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, based on a current appraisal that is generally prepared using an income or market valuation approach and conducted by an independent, licensed third party appraiser, adjusted for estimated selling costs (Level 3). At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. For any real estate valuations subsequent to foreclosure, any excess of the real estate recorded value over the fair value of the real estate is treated as a foreclosed real estate write-down on the Consolidated Statements of Income (Loss). In December 2012, the Company recorded a write-down of $10.6 million related to its non-covered foreclosed properties. This write-down reduced the carrying value of these properties by approximately 29% beyond their standard carrying value as described above. This write-down was recorded because of management’s intent to dispose of these properties in an expedited manner and accept sales prices lower than normal practice.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$12,234	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-49%
Impaired loans – non-covered	21,021	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-21%
Foreclosed real estate – covered	47,290	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0-29%
Foreclosed real estate – non-covered	26,285	Appraised value	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-40%

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the years ended December 31, 2012 or 2011.

For the year ended December 31, 2012, the decrease in the fair value of securities available for sale was ($606,000), which is included in other comprehensive income (net of tax benefit of $237,000). For the year ended December 31, 2011, the increase in the fair value of securities available for sale was $1,418,000, which is included in other comprehensive income (net of taxes of $554,000). Fair value measurement methods at December 31, 2012 and 2011 are consistent with those used in prior reporting periods.

As discussed in Note 1(p), the Company is required to disclose estimated fair values for its financial instruments. Fair value estimates as of December 31, 2012 and 2011 and limitations thereon are set forth below for the Company’s financial instruments. See Note 1(p) for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

		December 31, 2012		December 31, 2011
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$96,588	96,588	80,341	80,341
Due from banks, interest-bearing	Level 1	144,919	144,919	135,218	135,218
Federal funds sold	Level 1	—	—	608	608
Securities available for sale	Level 2	167,352	167,352	182,626	182,626
Securities held to maturity	Level 2	56,064	61,496	57,988	62,754
Presold mortgages in process of settlement	Level 1	8,490	8,490	6,090	6,090
Loans - non-covered, net of allowance	Level 3	2,052,500	1,998,620	2,033,542	1,987,979
Loans - covered, net of allowance	Level 3	277,555	277,555	355,426	355,426
Loans held for sale	Level 2	30,393	30,393	—	—
Accrued interest receivable	Level 1	10,201	10,201	11,779	11,779
FDIC indemnification asset	Level 3	102,559	100,396	121,677	121,004
Bank-owned life insurance	Level 1	27,857	27,857	2,207	2,207

Deposits	Level 2	2,821,360	2,823,989	2,755,037	2,759,504
Securities sold under agreements to repurchase	Level 2	—	—	17,105	17,105
Borrowings	Level 2	46,394	20,981	133,925	106,333
Accrued interest payable	Level 2	1,299	1,299	1,872	1,872

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include net premises and equipment, intangible and other assets such as deferred income taxes, prepaid expense accounts, income taxes currently payable and other various accrued expenses. In addition, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Note 15. Equity-Based Compensation Plans

At December 31, 2012, the Company had the following equity-based compensation plans: the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, and the First Bancorp 1994 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007. As of December 31, 2012, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

Recent equity grants to employees have either had performance vesting conditions, service vesting conditions, or both. Compensation expense for these grants is recorded over the various service periods based on the estimated number of equity grants that are probable to vest. No compensation cost is recognized for grants that do not vest and any previously recognized compensation cost will be reversed. As it relates to director equity grants, the Company grants common shares, valued at approximately $16,000 to each non-employee director (currently 13 in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

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

The Company granted long-term restricted shares of common stock to certain senior executives on February 23, 2012 with a two year minimum vesting period. The total compensation expense associated with this grant was $89,700 and the grant will fully vest on February 23, 2014. The Company recorded $37,400 in stock option expense during 2012, and expects to record $11,200 in stock option expense each quarter thereafter until the awards vest.

The Company granted long-term restricted shares of common stock to certain senior executives on February 24, 2011 with a two year minimum vesting period. The total compensation expense associated with the February 24, 2011 grant was $105,500 and the grant will fully vest on February 24, 2013. The Company recorded $41,400 and $41,700 in stock option expense during 2012 and 2011, respectively, and expects to record the remaining $6,500 in stock option expense in the first quarter of 2013.

The Company granted long-term restricted shares of common stock to certain senior executives on December 11, 2009 with a two year minimum vesting period. The total compensation expense associated with the December 11, 2009 grant was $398,000 and the grant fully vested on December 11, 2011. The Company recorded $298,000 and $100,000 in stock option expense during 2011 and 2010, respectively.

The Company also recorded compensation expense of $299,000 in each of 2011 and 2010 related to the partial vesting of a June 17, 2008 grant of a combination of performance units and stock options.

Under the terms of the predecessor plans and the First Bancorp 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At December 31, 2012, there were 521,613 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $9.76 to $22.12. At December 31, 2012, there were 758,731 shares remaining available for grant under the First Bancorp 2007 Equity Plan.

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

The Company’s equity grants for 2012 were the issuance of 1) 9,559 shares of long-term restricted stock to certain senior executives on February 23, 2012, at a fair market value of $10.96 per share, which was the closing price of the Company’s common stock on that date, 2) 25,452 shares of common stock to non-employee directors on June 1, 2012 (1,818 shares per director), at a fair market value of $8.86 per share, which was the closing price of the Company’s common stock on that date, 3) 40,000 shares of restricted stock to the chief executive officer on August 28, 2012, at a fair market value of $9.76 per share, which was the closing price of the Company’s common stock on that date, and 4) 75,000 stock options to the chief executive officer on August 28, 2012, at a fair value of $3.65 per share on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

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

The Company recorded total stock-based compensation expense of $311,000, $905,000 and $640,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Of the $311,000 in expense that was recorded in 2012, approximately $226,000 related to the June 1, 2012 director grants, which is classified as “other operating expenses” in the Consolidated Statements of Income (Loss). The remaining $85,000 in expense relates the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $121,000, $353,000, and $250,000 of income tax benefits related to stock based compensation expense in the income statement for the years ended December 31, 2012, 2011, and 2010, respectively.

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

The following table presents information regarding the activity since December 31, 2009 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2009	753,100	$17.73

Granted	—	—
Exercised	(18,667)	10.46		$97,940
Forfeited	(87,536)	16.53
Expired	(4,500)	15.69

Balance at December 31, 2010	642,397	$18.11

Granted	—	—
Exercised	(2,300)	13.30		$6,949
Forfeited	—	—
Expired	(146,247)	15.47

Balance at December 31, 2011	493,850	$18.92

Granted	75,000	9.76
Exercised	—	—
Forfeited	—	—
Expired	(47,237)	16.70

Outstanding at December 31, 2012	521,613	$17.80	3.9	$218,625

Exercisable at December 31, 2012	445,613	$19.15	2.9	$—

The Company received $0, $30,000, and $171,000 as a result of stock option exercises during the years ended December 31, 2012, 2011, and 2010, respectively. The Company recorded no tax benefits from the exercise of nonqualified stock options during the years ended December 31, 2012 and 2011. The Company recorded $36,000 in associated tax benefits from the exercise of nonqualified stock options during the year ended December 31, 2010.

The following table summarizes information about the stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/12	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/12	Weighted- Average Exercise Price

$8.85 to $11.06	75,000	9.7	$9.76	—	$—
$11.06 to $13.27	—	—	—	—	—
$13.27 to $15.48	27,000	6.4	14.35	27,000	14.35
$15.48 to $17.70	164,384	3.7	16.61	164,384	16.61
$17.70 to $19.91	56,250	2.7	19.65	56,250	19.65
$19.91 to $22.12	198,979	1.9	21.76	197,979	21.77
	521,613	3.9	$17.80	445,613	$19.15

The following table presents information regarding the activity during 2010, 2011, and 2012 related to the Company’s outstanding performance units and restricted stock:

	Nonvested Performance Units		Long-Term Restricted Stock
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2009	54,225	$16.53	29,267	$13.59

Granted during the period	—	—	—	—
Vested during the period	—	—	—	—
Forfeited or expired during the period	(27,112)	16.53	—	—

Nonvested at December 31, 2010	27,113	$16.53	29,267	$13.59

Granted during the period	—	—	7,259	14.54
Vested during the period	(27,022)	16.53	(29,267)	13.59
Forfeited or expired during the period	(91)	16.53	—	—

Nonvested at December 31, 2011	—	$—	7,259	$14.54

Granted during the period	—	—	49,559	$9.99
Vested during the period	—	—	—	—
Forfeited or expired during the period	—	—	(2,474)	12.55

Nonvested at December 31, 2012	—	$—	54,344	$10.48

Note 16. Regulatory Restrictions

The Company is regulated by the Federal Reserve Board and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the FDIC and the North Carolina Commissioner of Banks.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2012, the Bank had undivided profits of approximately $166,188,000 which were available for the payment of dividends (subject to remaining in compliance with regulatory capital requirements). As of December 31, 2012, approximately $233,671,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

The average reserve balance maintained by the Bank under the requirements of the Federal Reserve Board was approximately $865,000 for the year ended December 31, 2012.

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

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as “well capitalized,” which are presented with the minimum ratios, the Company’s ratios and the Bank’s ratios as of December 31, 2012 and 2011 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework. There are no conditions or events since that notification that management believes have changed the Company’s classification.

Also see Note 19 for discussion of preferred stock transactions that have affected the Company’s capital ratios.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2012
Total Capital Ratio
Company	$359,554	16.67%	$172,572	8.00%	$	N/A	N/A
Bank	358,098	16.61%	172,424	8.00%		215,530	10.00%
Tier I Capital Ratio
Company	332,350	15.41%	86,286	4.00%		N/A	N/A
Bank	330,916	15.35%	86,212	4.00%		129,318	6.00%
Leverage Ratio
Company	332,350	10.24%	129,820	4.00%		N/A	N/A
Bank	330,916	10.20%	129,742	4.00%		162,178	5.00%

As of December 31, 2011
Total Capital Ratio
Company	$355,897	16.72%	$170,329	8.00%	$	N/A	N/A
Bank	354,235	16.65%	170,180	8.00%		212,725	10.00%
Tier I Capital Ratio
Company	329,100	15.46%	85,165	4.00%		N/A	N/A
Bank	327,461	15.39%	85,090	4.00%		127,635	6.00%
Leverage Ratio
Company	329,100	10.21%	128,910	4.00%		N/A	N/A
Bank	327,461	10.17%	128,831	4.00%		161,039	5.00%

Note 17. Supplementary Income Statement Information

Components of other noninterest income/expense exceeding 1% of total income for any of the years ended December 31, 2012, 2011, and 2010 are as follows:

($ in thousands)	2012	2011	2010

Other service charges, commissions, and fees – debit interchange income	$5,262	4,757	3,608
Other service charges, commissions, and fees – other interchange income	1,213	1,033	912

Other operating expenses – interchange expense	2,416	2,042	1,736
Other operating expenses – stationery and supplies	2,240	2,867	2,563
Other operating expenses – telephone expense	1,683	2,127	2,053
Other operating expenses – FDIC insurance expense	2,678	3,008	4,387
Other operating expenses – repossession and collection – non-covered	3,107	3,492	2,138
Other operating expenses – repossession and collection – covered, net of FDIC reimbursement and rental income	1,642	1,968	2,617
Other operating expenses – outside consultants	1,916	1,842	1,185
Other operating expenses – legal and audit	1,722	1,595	1,572

Note 18. Condensed Parent Company Information

Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2012	2011
Assets
Cash on deposit with bank subsidiary	$3,335	3,324
Investment in wholly-owned subsidiaries, at equity	399,688	388,528
Premises and Equipment	152	161
Other assets	1,637	1,633
Total assets	$404,812	393,646

Liabilities and shareholders’ equity
Trust preferred securities	$46,394	46,394
Other liabilities	2,301	2,102
Total liabilities	48,695	48,496

Shareholders’ equity	356,117	345,150

Total liabilities and shareholders’ equity	$404,812	393,646

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2012	2011	2010

Dividends from wholly-owned subsidiaries	$10,000	9,500	26,250
Earnings (losses) of wholly-owned subsidiaries, net of dividends	(31,493)	5,862	(14,536)
Interest expense	(1,111)	(1,041)	(1,054)
All other income and expenses, net	(802)	(679)	(678)
Net income (loss)	(23,406)	13,642	9,982

Preferred stock dividends and accretion	(2,809)	(6,166)	(4,107)

Net income (loss) available to common shareholders	$(26,215)	7,476	5,875

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2012	2011	2010

Operating Activities:
Net income (loss)	$(23,406)	13,642	9,982
Equity in undistributed (earnings) losses of subsidiaries	21,493	(5,862)	—
Dividend from subsidiaries in excess of earnings	10,000	—	14,536
Decrease in other assets	26	38	32
Increase (decrease) in other liabilities	199	(62)	17
Total – operating activities	8,312	7,756	24,567
Investing Activities:
Downstream cash investment in subsidiary	(33,850)	(16,250)	—
Cash proceeds from dissolution of subsidiary	—	—	706
Total – investing activities	(33,850)	(16,250)	706
Financing Activities:
Payment of preferred and common cash dividends	(8,463)	(8,237)	(8,609)
Proceeds from issuance of preferred stock	7,287	63,500	—
Redemption of preferred stock	—	(65,000)	—
Proceeds from issuance of common stock	26,727	881	840
Repurchases of common stock	(2)	(228)	—
Repurchase of common stock warrants	—	(924)	—
Total - financing activities	25,549	(10,008)	(7,769)
Net increase (decrease) in cash	11	(18,502)	17,504
Cash, beginning of year	3,324	21,826	4,322
Cash, end of year	$3,335	3,324	21,826

Note 19. Shareholders’ Equity Transactions

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

Due to the redemption of the preferred stock, the Company accreted the remaining discount of $2.3 million during the third quarter of 2011, which resulted in total discount accretion for 2011 of $2.9 million, which compared to $0.9 million recorded in 2010. Preferred stock discount accretion is deducted from net income in computing “Net income available to common shareholders.”

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

The Series B preferred stock qualifies as Tier 1 capital. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series B preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL”. For the first nine quarters after issuance, the dividend rate can range from one percent (1%) to five percent (5%) per annum based upon the increase in QSBL as compared to the baseline. For quarters subsequent to the issuance in 2011, the Company has paid a dividend rate ranging from 3.0% to 5.0%. Based upon an increase in the level of QSBL over the baseline level calculated under the terms of the related purchase agreement, the dividend rate for the first quarter of 2013 is expected to be 1.2% and the dividend rate for the second quarter is expected to be 1.0%, subject to confirmation by Treasury. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of QSBL compared to the baseline. After four and one half years from the issuance, the dividend rate will increase to nine percent (9%). Subject to regulatory approval, the Company is generally permitted to redeem the Series B preferred shares at par plus unpaid dividends.

There was no discount recorded related to the SBLF preferred stock (because no warrants were issued in connection with this preferred stock issuance), and therefore there will be no future amounts recorded for preferred stock discount accretion.

For the twelve months ended December 31, 2012, the Company accrued approximately $2,809,000 in preferred dividend payments. This amount is deducted from net income in computing “Net income available to common shareholders.”

Stock Issuance

On December 21, 2012, the Company issued 2,656,294 shares of its common stock and 728,706 shares of the Company’s Series C Preferred Stock to certain accredited investors, each at the price of $10.00 per share, pursuant to a private placement transaction. Net proceeds from this sale of common and preferred stock were $33.8 million and were used to strengthen and remove risk from the Company’s balance sheet in anticipation of a planned disposition of certain classified loans and write-down of foreclosed real estate.

The Series C Preferred Stock qualifies as Tier 1 capital and is Convertible Perpetual Preferred Stock, with dividend rights equal to the Company’s Common Stock. Each share of Series C Preferred Stock will automatically convert into one share of Common Stock on the date the holder of Series C Preferred Stock transfers any shares of Series C Preferred Stock to a non-affiliate of the holder in certain permissible transfers. The Series C Preferred Stock is non-voting, except in limited circumstances.

During the fourth quarter of 2012, the Company accrued approximately $58,000 in preferred dividend payments for the Series C Preferred Stock.

Note 20. Subsequent Event

On January 23, 2013, the Company completed the sale of the $30.4 million of loans classified as “Loans Held for Sale” on the Consolidated Balance Sheets as of December 31, 2012. The Company received proceeds of approximately $30.4 million, matching the carrying value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Bancorp

Troy, North Carolina

We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Elliott Davis, PLLC

Charlotte, North Carolina

March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Bancorp

Troy, North Carolina

We have audited the internal control over financial reporting of First Bancorp and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Elliott Davis, PLLC

Charlotte, North Carolina

March 14, 2013

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2012.

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

Elliott Davis, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2012, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2012, as stated in their report, which is included in Item 8 hereof.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2012 that were reasonably likely to materially affect our internal control over financial reporting.

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

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

10	Material Contracts

10.a	First Bancorp Annual Incentive Plan was filed as Exhibit 10(a) to the Form 8-K filed on February 2, 2007 and is incorporated herein by reference. (*)

10.b	Indemnification Agreement between the Company and its Directors and Officers was filed as Exhibit 10(t) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

10.c	First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10.1 to the Company's Form 8-K filed on December 22, 2006, and is incorporated herein by reference. (*)

10.d	First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.e	First Bancorp 2004 Stock Option Plan was filed as Exhibit B to the Registrant's Form Def 14A filed on March 30, 2004 and is incorporated herein by reference. (*)

10.f	First Bancorp 2007 Equity Plan was filed as Appendix B to the Registrant's Form Def 14A filed on March 27, 2007 and is incorporated herein by reference. (*)

10.g	Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company'sQuarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.h	Employment Agreement between the Company and Eric P. Credle dated August 17, 1998 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference (Commission File Number 333-71431).(*)

10.i	Employment Agreement between the Company and John F. Burns dated September 14, 2000 was filed as Exhibit 10.w to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference. (*)

10.j	Employment Agreement between the Company and R. Walton Brown dated January 15, 2003 was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference. (*)

10.k	Amendment to the employment agreement between the Company and R. Walton Brown dated March 8, 2005 was filed as Exhibit 10.n to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference. (*)

10.l	Employment Agreement between the Company and Jerry L. Ocheltree was filed as Exhibit 10.1 to the Form 8-K filed on January 25, 2006, and is incorporated herein by reference. (*)

10.m	First Bancorp Long Term Care Insurance Plan was filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (*)

10.n	Advances and Security Agreement with the Federal Home Loan Bank of Atlanta dated February 15, 2005 was attached as Exhibit 99(a) to the Form 8-K filed on February 22, 2005, and is incorporated herein by reference.

10.o	Form of Stock Option and Performance Unit Award Agreement was filed as Exhibit 10 to the Company’s Form 8-K filed on June 23, 2008 and is incorporated herein by reference. (*)

10.p	Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K . (*)

10.q	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Cooperative Bank, Federal Deposit Insurance Corporation and First Bank dated as of June 19, 2009 was filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2009, and is incorporated herein by reference.

10.r	Form of Restricted Stock Award Agreement under the First Bancorp 2007 Equity Plan was filed as Exhibit 10.u to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and is incorporated herein by reference. (*)

10.s	First Bancorp Employees’ Pension Plan, including amendments, was filed as Exhibit 10.v to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and is incorporated herein by reference. (*)

10.t	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of The Bank of Asheville, Federal Deposit Insurance Corporation and First Bank, dated as of January 21, 2011, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011, and is incorporated herein by reference.

10.u	Securities Purchase Agreement, dated September 1, 2011, between First Bancorp and the Secretary of the Treasury, with respect to the issuance and sale of Series B Preferred Stock, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

10.v	Repurchase Letter Agreement, dated September 1, 2011, between First Bancorp and the United States Department of the Treasury, with respect to the repurchase and redemption of the Series A Preferred Stock, was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2011 and is incorporated herein by reference.

10.w	Employment Agreement between the Company and Richard H. Moore dated August 28, 2012 was filed as Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and is incorporated herein by reference. (*)

10.x	Purchase and Assumption Agreement among Four Oaks Bank & Trust Company and Four Oaks Fincorp, Inc. and First Bank, dated as of September 26, 2012 was filed as Exhibit 10.b to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and is incorporated herein by reference.

10.y	Securities Purchase Agreement, dated December 21, 2012, between First Bancorp and Purchasers, with respect to the issuance and sale of common stock and the issuance and sale of Series C Preferred Stock, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012 and is incorporated herein by reference.

10.z	Loan Purchase Agreement By and Between First Bank and Violet Portfolio, LLC dated as of January 23, 2013 was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2013, and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm, Elliott Davis, PLLC

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (1)

______________

(b)	Exhibits - see (a)(3) above

(c)	No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

(1)	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.
161

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 15th day of March 2013.

First Bancorp

By: /s/ Richard H. Moore

             Richard H. Moore

President, Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers

/s/ Richard H. Moore

      Richard H. Moore

President, Chief Executive Officer and Treasurer

/s/ Anna G. Hollers Anna G. Hollers Executive Vice President Chief Operating Officer / Secretary March 15, 2013	/s/ Eric P. Credle Eric P. Credle Executive Vice President Chief Financial Officer (Principal Accounting Officer) March 15, 2013

Board of Directors

/s/ Mary Clara Capel Mary Clara Capel Chairman of the Board Director March 15, 2013	/s/ Richard H. Moore Richard H. Moore Director March 15, 2013

/s/ Daniel T. Blue, Jr. Daniel T. Blue, Jr. Director March 15, 2013	/s/ Jerry L. Ocheltree Jerry L. Ocheltree Director March 15, 2013

/s/ Jack D. Briggs Jack D. Briggs Director March 15, 2013	/s/ George R. Perkins, Jr. George R. Perkins, Jr. Director March 15, 2013

/s/ R. Walton Brown R. Walton Brown Director March 15, 2013	/s/ Thomas F. Phillips Thomas F. Phillips Director March 15, 2013

/s/ David L. Burns David L. Burns Director March 15, 2013	/s/ Frederick L. Taylor II Frederick L. Taylor II Director March 15, 2013

/s/ John F. Burns John F. Burns Director March 15, 2013	/s/ Virginia C. Thomasson Virginia C. Thomasson Director March 15, 2013

/s/ James C. Crawford, III James C. Crawford, III Director March 15, 2013	/s/ Dennis A. Wicker Dennis A. Wicker Director March 15, 2013

____________________ R. Winston Dozier, Jr. Director March 15, 2013	/s/ John C. Willis John C. Willis Director March 15, 2013

/s/ James G. Hudson, Jr. James G. Hudson, Jr. Director March 15, 2013

163