Form 10-Q
period 2013-03-31
FIRST BANCORP /NC/
filed 2013-05-10
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer
☐ Smaller Reporting Company	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES     ☒ NO

The number of shares of the registrant's Common Stock outstanding on April 30, 2013 was 19,669,302.

INDEX

FIRST BANCORP AND SUBSIDIARIES

Index

FORWARD-LOOKING STATEMENTS

Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2012 Annual Report on Form 10-K.

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	March 31, 2013	December 31, 2012 (audited)	March 31, 2012
ASSETS
Cash and due from banks, noninterest-bearing	$73,205	96,588	58,001
Due from banks, interest-bearing	242,890	144,919	234,137
Federal funds sold	249	—	1,203
Total cash and cash equivalents	316,344	241,507	293,341

Securities available for sale	170,214	167,352	159,182
Securities held to maturity (fair values of $60,758, $61,496, and $61,226)	55,649	56,064	57,066

Presold mortgages in process of settlement	4,584	8,490	7,003

Loans – non-covered	2,132,683	2,094,143	2,094,524
Loans – covered by FDIC loss share agreement	263,468	282,314	342,100
Total loans	2,396,151	2,376,457	2,436,624
Allowance for loan losses – non-covered	(44,761)	(41,643)	(46,455)
Allowance for loan losses – covered	(5,028)	(4,759)	(6,372)
Total allowance for loan losses	(49,789)	(46,402)	(52,827)
Net loans	2,346,362	2,330,055	2,383,797

Loans held for sale	—	30,393	—
Premises and equipment	77,823	74,371	72,343
Accrued interest receivable	9,737	10,201	10,969
FDIC indemnification asset	100,594	102,559	113,405
Goodwill	65,835	65,835	65,835
Other intangible assets	3,495	3,108	3,675
Foreclosed real estate – non-covered	20,115	26,285	36,838
Foreclosed real estate – covered	30,156	47,290	79,535
Bank-owned life insurance	28,065	27,857	2,219
Other assets	51,972	53,543	51,798
Total assets	$3,280,945	3,244,910	3,337,006

LIABILITIES
Deposits: Noninterest bearing checking accounts	$429,202	413,195	371,293
Interest bearing checking accounts	539,270	519,573	468,691
Money market accounts	575,766	556,354	526,684
Savings accounts	166,510	158,578	157,619
Time deposits of $100,000 or more	649,714	664,330	738,839
Other time deposits	497,105	509,330	567,933
Total deposits	2,857,567	2,821,360	2,831,059
Borrowings	46,394	46,394	133,894
Accrued interest payable	1,118	1,299	1,659
Other liabilities	18,634	19,740	31,963
Total liabilities	2,923,713	2,888,793	2,998,575

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: 63,500, 63,500, and 63,500 shares	63,500	63,500	63,500
Series C, convertible, issued & outstanding: 728,706, 728,706, and 0 shares	7,287	7,287	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 19,669,302, 19,669,302, and 16,937,641 shares	131,896	131,877	105,068
Retained earnings	154,911	153,629	178,195
Accumulated other comprehensive income (loss)	(362)	(176)	(8,332)
Total shareholders’ equity	357,232	356,117	338,431
Total liabilities and shareholders’ equity	$3,280,945	3,244,910	3,337,006

See accompanying notes to consolidated financial statements. Page 4

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income (Loss)

($ in thousands, except share data-unaudited)	Three Months Ended March 31,
	2013	2012
INTEREST INCOME
Interest and fees on loans	$33,551	35,042
Interest on investment securities:
Taxable interest income	905	1,258
Tax-exempt interest income	479	493
Other, principally overnight investments	154	139
Total interest income	35,089	36,932

INTEREST EXPENSE
Savings, checking and money market accounts	510	849
Time deposits of $100,000 or more	1,613	2,175
Other time deposits	789	1,269
Securities sold under agreements to repurchase	—	4
Borrowings	256	544
Total interest expense	3,168	4,841

Net interest income	31,921	32,091
Provision for loan losses – non-covered	5,771	18,557
Provision for loan losses – covered	5,378	2,998
Total provision for loan losses	11,149	21,555
Net interest income after provision for loan losses	20,772	10,536

NONINTEREST INCOME
Service charges on deposit accounts	2,935	2,847
Other service charges, commissions and fees	2,175	2,192
Fees from presold mortgage loans	747	411
Commissions from sales of insurance and financial products	399	383
Bank-owned life insurance income	208	11
Foreclosed property gains (losses and write-downs) – non-covered	758	(688)
Foreclosed property losses and write-downs – covered	(4,616)	(4,547)
FDIC indemnification asset income, net	4,897	4,105
Securities gains	—	452
Other gains (losses)	(395)	183
Total noninterest income	7,108	5,349

NONINTEREST EXPENSES
Salaries	10,677	10,174
Employee benefits	2,627	3,914
Total personnel expense	13,304	14,088
Net occupancy expense	1,674	1,681
Equipment related expenses	1,088	1,170
Intangibles amortization	199	223
Other operating expenses	6,959	7,213
Total noninterest expenses	23,224	24,375

Income (loss) before income taxes	4,656	(8,490)
Income tax expense (benefit)	1,556	(3,308)

Net income (loss)	3,100	(5,182)

Preferred stock dividends	(245)	(760)

Net income (loss) available to common shareholders	$2,855	(5,942)

Earnings (loss) per common share:
Basic	$0.15	(0.35)
Diluted	0.14	(0.35)

Dividends declared per common share	$0.08	0.08

Weighted average common shares outstanding:
Basic	19,669,302	16,924,616
Diluted	20,409,760	16,924,616

See accompanying notes to consolidated financial statements. Page 5

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
($ in thousands-unaudited)	2013	2012

Net income (loss)	$3,100	(5,182)
Other comprehensive income (loss):
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(308)	717
Tax (expense) benefit	120	(280)
Reclassification to realized gains	—	(452)
Tax expense	—	176
Postretirement Plans:
Amortization of unrecognized net actuarial loss	3	301
Tax expense	(1)	(117)
Amortization of prior service cost and transition obligation	—	9
Tax expense	—	(4)
Other comprehensive income (loss)	(186)	350

Comprehensive income (loss)	$2,914	(4,832)

See accompanying notes to consolidated financial statements. Page 6

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2012	$63,500	16,910	$104,841	185,491	(8,682)	345,150

Net income (loss)				(5,182)		(5,182)
Common stock issued into dividend reinvestment plan		18	209			209
Repurchases of common stock		—	(2)			(2)
Cash dividends declared ($0.08 per common share)				(1,354)		(1,354)
Preferred dividends				(760)		(760)
Stock-based compensation		10	20			20
Other comprehensive income					350	350

Balances, March 31, 2012	$63,500	16,938	$105,068	178,195	(8,332)	338,431

Balances, January 1, 2013	$70,787	19,669	$131,877	153,629	(176)	356,117

Net income				3,100		3,100
Cash dividends declared ($0.08 per common share)				(1,573)		(1,573)
Preferred dividends				(245)		(245)
Stock-based compensation		—	19			19
Other comprehensive income (loss)					(186)	(186)

Balances, March 31, 2013	$70,787	19,669	$131,896	154,911	(362)	357,232

See accompanying notes to consolidated financial statements. Page 7

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$3,100	(5,182)
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	11,149	21,555
Net security premium amortization	620	456
Purchase accounting accretion and amortization, net	(3,551)	(2,525)
Foreclosed property losses and write-downs, net	3,858	5,235
Gain on securities available for sale	—	(452)
Other losses (gains)	395	(194)
Decrease (increase) in net deferred loan costs	1	(60)
Depreciation of premises and equipment	1,121	1,133
Stock-based compensation expense	19	20
Amortization of intangible assets	199	223
Origination of presold mortgages in process of settlement	(26,675)	(19,422)
Proceeds from sales of presold mortgages in process of settlement	30,581	18,509
Decrease in accrued interest receivable	464	810
Increase in other assets	(3,233)	(15,846)
Decrease in accrued interest payable	(208)	(213)
Decrease in other liabilities	(816)	(5,080)
Net cash provided (used) by operating activities	17,024	(1,033)

Cash Flows From Investing Activities
Purchases of securities available for sale	(13,084)	(9,000)
Proceeds from sales of securities available for sale	—	9,641
Proceeds from maturities/issuer calls of securities available for sale	9,359	23,125
Proceeds from maturities/issuer calls of securities held to maturity	350	860
Net increase in loans	(13,713)	(23,828)
Proceeds from FDIC loss share agreements	6,899	13,247
Proceeds from sales of foreclosed real estate	25,669	10,653
Purchases of premises and equipment	(3,152)	(3,501)
Proceeds from loans held for sale	30,393	—
Net cash received in acquisition	38,315	—
Net cash provided by investing activities	81,036	21,197

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(21,118)	58,950
Cash dividends paid – common stock	(1,573)	(1,353)
Cash dividends paid – preferred stock	(532)	(794)
Proceeds from issuance of common stock	—	209
Repurchase of common stock	—	(2)
Net cash provided (used) by financing activities	(23,223)	57,010

Increase in cash and cash equivalents	74,837	77,174
Cash and cash equivalents, beginning of period	241,507	216,167

Cash and cash equivalents, end of period	$316,344	293,341

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,322	5,054
Income taxes	—	5,275
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	(188)	161
Foreclosed loans transferred to other real estate	3,354	9,966

See accompanying notes to consolidated financial statements. Page 8

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended March 31, 2013 and 2012

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2013 and 2012 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2013 and 2012. All such adjustments were of a normal, recurring nature. Reference is made to the 2012 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2012 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

The Comprehensive Income topic was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the Financial Accounting Standards Board (FASB) redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

In October 2012, the Business Combinations topic was amended to address the subsequent accounting for an indemnification asset resulting from a government-assisted acquisition of a financial institution. The guidance indicates that when a reporting entity records an indemnification asset as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement, the indemnification asset should be subsequently measured on the same basis as the asset subject to indemnification. Any amortization of changes in value should be limited to any contractual limitations on the amount and the term of the indemnification agreement. The amendments should be applied prospectively to any new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption. Prior periods would not be adjusted. The amendments were effective for 2013 and did not have a material effect on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended March 31, 2012 have been reclassified to conform to the presentation for March 31, 2013. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Index

Note 4 – Acquisition

On March 22, 2013, the Company completed the purchase of two branches from Four Oaks Bank & Trust Company located in Southern Pines and Rockingham, North Carolina. The Company acquired $57 million in deposits and $16 million in loans. The Company purchased the Rockingham branch building, but did not purchase the Southern Pines branch building and instead transferred the acquired accounts to one of the Company’s nearby existing branches. The primary reason for this acquisition was to increase the Company’s presence in existing market areas. The Company paid a deposit premium for the branches of approximately $586,000, which is the amount of the identifiable intangible asset associated with the fair value of the core deposit base. The intangible asset is being amortized as expense on a straight-line basis over a seven year period. The operations of the two branches are included in the accompanying Consolidated Statements of Income (Loss) beginning on the acquisition date of March 22, 2013. Historical pro forma information is not presented due to the immateriality of the transaction.

Note 5 – Equity-Based Compensation Plans

At March 31, 2013, the Company had the following equity-based compensation plans: the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, and the First Bancorp 1994 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007. As of March 31, 2013, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

The Company granted long-term restricted shares of common stock to certain senior executives on February 23, 2012 with a two year minimum vesting period. The total compensation expense associated with this grant was $89,700 and the grant will fully vest on February 23, 2014. The Company recorded $11,200 and $3,700 in stock option expense during the three months ended March, 31, 2013 and 2012, respectively, and expects to record $11,200 in stock option expense each quarter thereafter until the awards vest.

The Company granted long-term restricted shares of common stock to certain senior executives on February 24, 2011 with a two year minimum vesting period. The total compensation expense associated with this grant was $105,500 and the grant fully vested on February 24, 2013. The Company recorded $6,500 and $10,350 in stock option expense during the three months ended March 31, 2013 and 2012, respectively.

Index

Under the terms of the Predecessor Plans and the First Bancorp 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At March 31, 2013, there were 521,613 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $9.76 to $22.12. At March 31, 2013, there were 758,731 shares remaining available for grant under the First Bancorp 2007 Equity Plan.

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

The Company had no equity grants for the three months ended March 31, 2013.

The Company’s equity grants for the three months ended March 31, 2012 were the issuance of 9,559 shares of long-term restricted stock to certain senior executives on February 23, 2012, at a fair market value of $10.96 per share, which was the closing price of the Company’s common stock on that date.

The Company recorded total stock-based compensation expense of $19,000 and $20,000 for the three-month periods ended March 31, 2013 and 2012, respectively, which relates to the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $7,000 and $8,000 of income tax benefits related to stock based compensation expense in the income statement for the three months ended March 31, 2013 and 2012, respectively.

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

The following table presents information regarding the activity for the first three months of 2013 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2012	521,613	$17.80

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2013	521,613	$17.80	3.7	$279,750

Exercisable at March 31, 2013	445,613	$19.15	2.7	$—

Index

The Company did not have any stock option exercises during the three months ended March 31, 2013 or 2012. The Company recorded no tax benefits from the exercise of nonqualified stock options during the three months ended March 31, 2013 or 2012.

Note 6 – Earnings Per Common Share

Basic Earnings Per Common Share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Common Share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. Currently, the Company’s potentially dilutive common stock issuances relate to stock option grants under the Company’s equity-based compensation plans and the Company’s Series C Preferred Stock, which is convertible into common stock on a one-for-one ratio.

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

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended March 31,
	2013			2012
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income (loss) available to common shareholders	$2,855	19,669,302	$0.15	$(5,942)	16,924,616	$(0.35)

Effect of Dilutive Securities	58	740,458		—	—

Diluted EPS per common share	$2,913	20,409,760	$0.14	$(5,942)	16,924,616	$(0.35)

For the three months ended March 31, 2013 and 2012, there were 351,863 and 384,231 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period. Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Index

Note 7 – Securities

The book values and approximate fair values of investment securities at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013				December 31, 2012
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$11,500	11,588	88	—	11,500	11,596	96	—
Mortgage-backed securities	147,749	150,773	3,577	(553)	143,539	146,926	3,717	(330)
Corporate bonds	3,998	3,865	67	(200)	3,998	3,813	75	(260)
Equity securities	3,985	3,988	23	(20)	5,026	5,017	16	(25)
Total available for sale	$167,232	170,214	3,755	(773)	164,063	167,352	3,904	(615)

Securities held to maturity:
State and local governments	$55,649	60,758	5,109	—	56,064	61,496	5,432	—

Included in mortgage-backed securities at March 31, 2013 were collateralized mortgage obligations with an amortized cost of $282,000 and a fair value of $295,000. Included in mortgage-backed securities at December 31, 2012 were collateralized mortgage obligations with an amortized cost of $381,000 and a fair value of $396,000. All of the Company’s mortgage-backed securities, including collateralized mortgage obligations, were issued by government-sponsored corporations.

The Company owned Federal Home Loan Bank (FHLB) stock with a cost and fair value of $3,894,000 at March 31, 2013 and $4,934,000 at December 31, 2012, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB. The investment in this stock is a requirement for membership in the FHLB system. Periodically the FHLB recalculates the Company’s required level of holdings, and the Company either buys more stock or the FHLB redeems a portion of the stock at cost.

The following table presents information regarding securities with unrealized losses at March 31, 2013:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	—	—	—	—
Mortgage-backed securities	35,219	553	—	—	35,219	553
Corporate bonds	—	—	800	200	800	200
Equity securities	—	—	24	20	24	20
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$35,219	553	824	220	36,043	773

The following table presents information regarding securities with unrealized losses at December 31, 2012:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	—	—	—	—
Mortgage-backed securities	26,330	330	—	—	26,330	330
Corporate bonds	—	—	740	260	740	260
Equity securities	—	—	30	25	30	25
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$26,330	330	770	285	27,100	615

In the above tables, all of the non-equity securities that were in an unrealized loss position at March 31, 2013 and December 31, 2012 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The Company has also concluded that each of the equity securities in an unrealized loss position at March 31, 2013 and December 31, 2012 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

Index

The aggregate carrying amount of cost-method investments was $3,894,000 and $4,934,000 at March 31, 2013 and December 31, 2012, respectively, which was the FHLB stock discussed above. The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at March 31, 2013, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	—	—
Due after one year but within five years	14,498	14,653	5,610	6,121
Due after five years but within ten years	—	—	33,627	36,758
Due after ten years	1,000	800	16,412	17,879
Mortgage-backed securities	147,749	150,773	—	—
Total debt securities	163,247	166,226	55,649	60,758

Equity securities	3,985	3,988	—	—
Total securities	$167,232	170,214	55,649	60,758

At March 31, 2013 and December 31, 2012 investment securities with carrying values of $101,094,000 and $78,519,000, respectively, were pledged as collateral for public and private deposits.

The Company recorded no gains or losses on securities during the three months ended March 31, 2013. There were $9,641,000 in sales of securities during the three months ended March 31, 2012, which resulted in a net gain of $446,000. During the three months ended March 31, 2012, the Company recorded a net gain of $6,000 related to the call of municipal securities.

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

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$162,074	7%	160,790	7%	159,496	7%
Real estate – construction, land development & other land loans	293,918	12%	298,458	13%	355,709	15%
Real estate – mortgage – residential (1-4 family) first mortgages	831,467	35%	815,281	34%	812,878	33%
Real estate – mortgage – home equity loans / lines of credit	236,222	10%	238,925	10%	255,955	10%
Real estate – mortgage – commercial and other	803,875	33%	789,746	33%	775,610	32%
Installment loans to individuals	67,272	3%	71,933	3%	75,636	3%
Subtotal	2,394,828	100%	2,375,133	100%	2,435,284	100%
Unamortized net deferred loan costs	1,323		1,324		1,340
Total loans	$2,396,151		2,376,457		2,436,624

As of March 31, 2013, December 31, 2012 and March 31, 2012, net loans include unamortized premiums of $368,000, $485,000, and $833,000, respectively, related to acquired loans.

At December 31, 2012, the Company also had $30 million classified as “loans held for sale” that are not included in the loan balances disclosed above or in the disclosures presented in the remainder of Note 8. In the fourth quarter of 2012, the Company identified approximately $68 million of non-covered higher risk loans that it targeted for sale to a third-party investor. Based on an offer to purchase these loans received prior to year-end, the Company wrote the loans down by approximately $38 million to their estimated liquidation value of approximately $30 million and reclassified them as “loans held for sale.” The sale of the loans was completed in January 2013 with the Company receiving sales proceeds of approximately $30 million.

Index

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$157,235	7%	155,273	7%	151,148	7%
Real estate – construction, land development & other land loans	253,275	12%	251,569	12%	287,833	14%
Real estate – mortgage – residential (1-4 family) first mortgages	700,429	33%	679,401	33%	659,946	31%
Real estate – mortgage – home equity loans / lines of credit	217,567	10%	219,443	11%	233,915	11%
Real estate – mortgage – commercial and other	736,314	35%	715,973	34%	685,734	33%
Installment loans to individuals	66,540	3%	71,160	3%	74,608	4%
Subtotal	2,131,360	100%	2,092,819	100%	2,093,184	100%
Unamortized net deferred loan costs	1,323		1,324		1,340
Total non-covered loans	$2,132,683		2,094,143		2,094,524

The carrying amount of the covered loans at March 31, 2013 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$70	144	4,769	6,782	4,839	6,926
Real estate – construction, land development & other land loans	1,571	2,587	39,072	75,283	40,643	77,870
Real estate – mortgage – residential (1-4 family) first mortgages	773	1,895	130,265	155,901	131,038	157,796
Real estate – mortgage – home equity loans / lines of credit	16	55	18,639	23,289	18,655	23,344
Real estate – mortgage – commercial and other	2,296	4,093	65,265	87,109	67,561	91,202
Installment loans to individuals	—	—	732	776	732	776
Total	$4,726	8,774	258,742	349,140	263,468	357,914

Index

The carrying amount of the covered loans at December 31, 2012 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$71	148	5,446	7,009	5,517	7,157
Real estate – construction, land development & other land loans	1,575	2,594	45,314	82,676	46,889	85,270
Real estate – mortgage – residential (1-4 family) first mortgages	794	1,902	135,086	161,416	135,880	163,318
Real estate – mortgage – home equity loans / lines of credit	16	56	19,466	24,431	19,482	24,487
Real estate – mortgage – commercial and other	2,369	4,115	71,404	94,502	73,773	98,617
Installment loans to individuals	—	—	773	828	773	828
Total	$4,825	8,815	277,489	370,862	282,314	379,677

The following table presents information regarding covered purchased nonimpaired loans since December 31, 2011. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2011	$353,370
Principal repayments	(51,582)
Transfers to foreclosed real estate	(30,181)
Loan charge-offs	(10,584)
Accretion of loan discount	16,466
Carrying amount of nonimpaired covered loans at December 31, 2012	277,489
Principal repayments	(14,595)
Transfers to foreclosed real estate	(2,701)
Loan charge-offs	(5,109)
Accretion of loan discount	3,658
Carrying amount of nonimpaired covered loans at March 31, 2013	$258,742

As reflected in the table above, the Company accreted $3,658,000 of the loan discount on purchased nonimpaired loans into interest income during the first quarter of 2013. As of March 31, 2013, there was remaining loan discount of $41,531,000 related to purchased performing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the covered lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to 80% of the loan discount accretion, which reduces noninterest income. At March 31, 2013, the Company also had $22,197,000 of loan discount related to purchased nonperforming loans. It is not expected that this amount will be accreted, as it represents estimated losses on these loans.

Index

The following table presents information regarding all purchased impaired loans since December 31, 2011, substantially all of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2011	$18,316	9,532	8,784
Change due to payments received	(355)	44	(399)
Transfer to foreclosed real estate	(7,636)	(3,487)	(4,149)
Change due to loan charge-off	(359)	(531)	172
Other	(1,151)	(1,568)	417
Balance at December 31, 2012	8,815	3,990	4,825
Change due to payments received	(41)	58	(99)
Balance at March 31, 2013	$8,774	4,048	4,726

Each of the purchased impaired loans is on nonaccrual status and considered to be impaired. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During the first quarter of 2013 and 2012, the Company received no payments that exceeded the initial carrying amount of the purchased impaired loans.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	March 31, 2013	December 31, 2012	March 31, 2012

Non-covered nonperforming assets
Nonaccrual loans	$38,917	33,034	69,665
Restructured loans - accruing	24,378	24,848	10,619
Accruing loans > 90 days past due	—	—	—
Total non-covered nonperforming loans	63,295	57,882	80,284
Nonperforming loans held for sale	—	21,938	—
Foreclosed real estate	20,115	26,285	36,838
Total non-covered nonperforming assets	$83,410	106,105	117,122

Covered nonperforming assets
Nonaccrual loans (1)	$51,221	33,491	42,369
Restructured loans - accruing	10,582	15,465	13,158
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	61,803	48,956	55,527
Foreclosed real estate	30,156	47,290	79,535
Total covered nonperforming assets	$91,959	96,246	135,062

Total nonperforming assets	$175,369	202,351	252,184

(1) At March 31, 2013, December 31, 2012, and March 31, 2012, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $94.8 million, $64.4 million, and $68.3 million, respectively.

Index

The following table presents information related to the Company’s impaired loans.

($ in thousands)	As of /for the three months ended March 31, 2013	As of /for the year ended December 31, 2012	As of /for the three months ended March 31, 2012
Impaired loans at period end
Non-covered	$63,295	57,882	80,284
Covered	61,803	48,956	55,527
Total impaired loans at period end	$125,098	106,838	135,811

Average amount of impaired loans for period
Non-covered	$60,589	85,198	82,788
Covered	55,380	54,773	55,609
Average amount of impaired loans for period – total	$115,969	139,971	138,397

Allowance for loan losses related to impaired loans at period end
Non-covered	$5,920	5,051	11,662
Covered	3,861	3,509	5,308
Allowance for loan losses related to impaired loans - total	$9,781	8,560	16,970

Amount of impaired loans with no related allowance at period end
Non-covered	$8,573	12,049	16,717
Covered	44,848	35,196	36,756
Total impaired loans with no related allowance at period end	$53,421	47,245	53,473

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

The following table presents the Company’s nonaccrual loans as of March 31, 2013.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$26	189	215
Commercial – secured	2,382	3	2,385
Secured by inventory and accounts receivable	23	239	262

Real estate – construction, land development & other land loans	7,118	18,447	25,565

Real estate – residential, farmland and multi-family	13,551	14,674	28,225

Real estate – home equity lines of credit	1,479	521	2,000

Real estate – commercial	13,428	17,084	30,512

Consumer	910	64	974
Total	$38,917	51,221	90,138

Index

The following table presents the Company’s nonaccrual loans as of December 31, 2012.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$307	150	457
Commercial - secured	2,398	3	2,401
Secured by inventory and accounts receivable	17	59	76

Real estate – construction, land development & other land loans	6,354	11,698	18,052

Real estate – residential, farmland and multi-family	9,629	10,712	20,341

Real estate – home equity lines of credit	1,622	465	2,087

Real estate - commercial	9,885	10,342	20,227

Consumer	2,822	62	2,884
Total	$33,034	33,491	66,525

The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2013.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$73	127	26	34,888	35,114
Commercial - secured	948	242	2,382	113,026	116,598
Secured by inventory and accounts receivable	141	19	23	19,826	20,009

Real estate – construction, land development & other land loans	1,554	1,871	7,118	210,159	220,702

Real estate – residential, farmland, and multi-family	8,158	1,343	13,551	815,221	838,273

Real estate – home equity lines of credit	521	381	1,479	197,755	200,136

Real estate - commercial	1,770	618	13,428	632,916	648,732

Consumer	364	126	910	50,396	51,796
Total non-covered	$13,529	4,727	38,917	2,074,187	2,131,360
Unamortized net deferred loan costs					1,323
Total non-covered loans					$2,132,683

Covered loans	$9,226	2,797	51,221	200,224	263,468

Total loans	$22,755	7,524	90,138	2,274,411	2,396,151

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at March 31, 2013.

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2012.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$91	10	307	35,278	35,686
Commercial - secured	1,020	220	2,398	110,074	113,712
Secured by inventory and accounts receivable	52	4	17	21,270	21,343

Real estate – construction, land development & other land loans	490	263	6,354	211,001	218,108

Real estate – residential, farmland, and multi-family	9,673	2,553	9,629	797,584	819,439

Real estate – home equity lines of credit	976	320	1,622	197,962	200,880

Real estate - commercial	4,326	1,131	9,885	612,598	627,940

Consumer	462	219	2,822	52,208	55,711
Total non-covered	$17,090	4,720	33,034	2,037,975	2,092,819
Unamortized net deferred loan costs					1,324
Total non-covered loans					$2,094,143

Covered loans	$6,564	3,417	33,491	238,842	282,314

Total loans	$23,654	8,137	66,525	2,276,817	2,376,457

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2012.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three months ended March 31, 2013.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended March 31, 2013

Beginning balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643
Charge-offs	(824)	(823)	(797)	(624)	(540)	(528)	(659)	(4,795)
Recoveries	19	593	546	58	789	137	—	2,142
Provisions	1,067	2,231	1,454	722	218	243	(164)	5,771
Ending balance	$4,949	14,857	15,285	2,040	5,714	1,791	125	44,761

Ending balances as of March 31, 2013: Allowance for loan losses

Individually evaluated for impairment	$190	520	259	—	1,155	—	—	2,124

Collectively evaluated for impairment	$4,759	14,337	15,026	2,040	4,559	1,791	125	42,637

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of March 31, 2013:

Ending balance – total	$171,721	220,702	838,273	200,136	648,732	51,796	—	2,131,360

Ending balances as of March 31, 2013: Loans

Individually evaluated for impairment	$1,088	5,115	2,257	—	17,560	—	—	26,020

Collectively evaluated for impairment	$170,633	215,587	836,016	200,136	631,172	51,796	—	2,105,340

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2012.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2012

Beginning balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610
Charge-offs	(4,912)	(19,312)	(20,879)	(3,287)	(16,616)	(1,539)	—	(66,545)
Recoveries	354	986	430	209	333	273	—	2,585
Provisions	5,465	19,876	20,999	3,272	18,116	1,333	932	69,993
Ending balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643

Ending balances as of December 31, 2012: Allowance for loan losses

Individually evaluated for impairment	$—	—	50	—	957	—	—	1,007

Collectively evaluated for impairment	$4,687	12,856	14,032	1,884	4,290	1,939	948	40,636

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2012:

Ending balance – total	$170,741	218,108	819,439	200,880	627,940	55,711	—	2,092,819

Ending balances as of December 31, 2012: Loans

Individually evaluated for impairment	$—	4,276	1,705	—	15,040	—	—	21,021

Collectively evaluated for impairment	$170,741	213,832	817,734	200,880	612,900	55,711	—	2,071,798

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three months ended March 31, 2012.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended March 31, 2012

Beginning balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610
Charge-offs	(1,318)	(2,678)	(2,091)	(451)	(1,365)	(352)	—	(8,255)
Recoveries	16	188	194	34	41	70	—	543
Provisions	2,476	7,603	3,734	859	3,647	236	2	18,557
Ending balance	$4,954	16,419	15,369	2,132	5,737	1,826	18	46,455

Ending balances as of March 31, 2012: Allowance for loan losses

Individually evaluated for impairment	$869	3,473	1,926	406	1,885	—	—	8,559

Collectively evaluated for impairment	$4,085	12,946	13,443	1,726	3,852	1,826	18	37,896

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of March 31, 2012:

Ending balance – total	$170,210	243,761	809,205	208,330	605,285	56,393	—	2,093,184

Ending balances as of March 31, 2012: Loans

Individually evaluated for impairment	$1,011	24,746	14,366	1,331	25,263	—	—	66,717

Collectively evaluated for impairment	$169,199	219,015	794,839	206,999	580,022	56,393	—	2,026,467

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three months ended March 31, 2013.

($ in thousands)	Covered Loans

As of and for the three months ended March 31, 2013
Beginning balance	$4,759
Charge-offs	(5,109)
Recoveries	—
Provisions	5,378
Ending balance	$5,028

Ending balances as of March 31, 2013: Allowance for loan losses

Individually evaluated for impairment	$4,656
Collectively evaluated for impairment	372
Loans acquired with deteriorated credit quality	17

Loans receivable as of March 31, 2013:

Ending balance – total	$263,468

Ending balances as of March 31, 2013: Loans

Individually evaluated for impairment	$87,661
Collectively evaluated for impairment	175,807
Loans acquired with deteriorated credit quality	4,726

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2012.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2012
Beginning balance	$5,808
Charge-offs	(10,728)
Recoveries	—
Provisions	9,679
Ending balance	$4,759

Ending balances as of December 31, 2012: Allowance for loan losses

Individually evaluated for impairment	$4,459
Collectively evaluated for impairment	300
Loans acquired with deteriorated credit quality	17

Loans receivable as of December 31, 2012:

Ending balance – total	$282,314

Ending balances as of December 31, 2012: Loans

Individually evaluated for impairment	$74,914
Collectively evaluated for impairment	207,400
Loans acquired with deteriorated credit quality	4,825

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three months ended March 31, 2012.

($ in thousands)	Covered Loans

As of and for the three months ended March, 31 2012
Beginning balance	$5,808
Charge-offs	(2,434)
Recoveries	—
Provisions	2,998
Ending balance	$6,372

Ending balances as of March 31, 2012: Allowance for loan losses

Individually evaluated for impairment	$6,372
Collectively evaluated for impairment	—
Loans acquired with deteriorated credit quality	98

Loans receivable as of March 31, 2012:

Ending balance – total	$342,100

Ending balances as of March 31, 2012: Loans

Individually evaluated for impairment	$49,244
Collectively evaluated for impairment	292,856
Loans acquired with deteriorated credit quality	5,202

Index

The following table presents the Company’s impaired loans as of March 31, 2013.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	—
Commercial - secured	—	—	—	—
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	1,550	1,552	—	2,914

Real estate – residential, farmland, and multi-family	—	—	—	799

Real estate – home equity lines of credit	—	—	—	—

Real estate – commercial	7,023	8,062	—	6,598

Consumer	—	—	—	—
Total non-covered impaired loans with no allowance	$8,573	9,614	—	10,311

Total covered impaired loans with no allowance	$44,848	89,224	—	40,022

Total impaired loans with no allowance recorded	$53,421	98,838	—	50,333

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$26	27	5	167
Commercial - secured	2,382	2,761	368	2,390
Secured by inventory and accounts receivable	23	49	6	20

Real estate – construction, land development & other land loans	7,764	9,631	1,790	5,849

Real estate – residential, farmland, and multi-family	28,334	28,668	2,283	26,096

Real estate – home equity lines of credit	1,501	1,984	90	1,573

Real estate – commercial	13,782	15,851	1,239	12,317

Consumer	910	1,257	139	1,866
Total non-covered impaired loans with allowance	$54,722	60,228	5,920	50,278

Total covered impaired loans with allowance	$16,955	21,499	3,861	15,358

Total impaired loans with an allowance recorded	$71,677	81,727	9,781	65,636

Interest income recorded on non-covered and covered impaired loans during the three months ended March 31, 2013 is considered insignificant.

The related allowance listed above includes both reserves on loans specifically reviewed for impairment and general reserves on impaired loans that were not specifically reviewed for impairment.

Index

The following table presents the Company’s impaired loans as of December 31, 2012.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial – unsecured	$—	—	—	—
Commercial - secured	—	—	—	87
Secured by inventory and accounts receivable	—	—	—	5

Real estate – construction, land development & other land loans	4,277	4,305	—	8,600

Real estate – residential, farmland, and multi-family	1,597	1,618	—	2,692

Real estate – home equity lines of credit	—	—	—	64

Real estate – commercial	6,175	6,851	—	12,724

Consumer	—	—	—	2
Total non-covered impaired loans with no allowance	$12,049	12,774	—	24,174

Total covered impaired loans with no allowance	$35,196	71,413	—	39,372

Total impaired loans with no allowance recorded	$47,245	84,187	—	63,546

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$307	386	58	221
Commercial - secured	2,398	2,762	436	2,304
Secured by inventory and accounts receivable	17	43	4	548

Real estate – construction, land development & other land loans	3,934	5,730	1,213	12,199

Real estate – residential, farmland, and multi-family	23,859	25,844	1,955	27,186

Real estate – home equity lines of credit	1,645	2,120	96	2,901

Real estate – commercial	10,851	13,048	936	12,863

Consumer	2,822	2,858	353	2,802
Total non-covered impaired loans with allowance	$45,833	52,791	5,051	61,024

Total covered impaired loans with allowance	$13,760	18,271	3,509	15,401

Total impaired loans with an allowance recorded	$59,593	71,062	8,560	76,425

Interest income recorded on non-covered and covered impaired loans during the year ended December 31, 2012 is considered insignificant.

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Cash secured loans.
2	Non-cash secured loans that have no minor or major exceptions to the lending guidelines.
3	Non-cash secured loans that have no major exceptions to the lending guidelines.
Weak Pass:
4	Non-cash secured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated.
Watch or Standard:
9	Loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances. This category also includes all loans to insiders and any other loan that management elects to monitor on the watch list.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of March 31, 2013.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$6,305	26,924	10	1,031	818	26	35,114
Commercial - secured	29,627	76,964	599	4,026	3,000	2,382	116,598
Secured by inventory and accounts receivable	2,161	15,527	239	1,944	115	23	20,009

Real estate – construction, land development & other land loans	28,271	163,409	2,071	12,048	7,785	7,118	220,702

Real estate – residential, farmland, and multi-family	247,629	508,051	5,706	37,949	25,387	13,551	838,273

Real estate – home equity lines of credit	123,195	65,816	1,710	5,583	2,353	1,479	200,136

Real estate - commercial	100,279	482,189	17,008	23,591	12,237	13,428	648,732

Consumer	25,619	23,544	73	1,021	629	910	51,796
Total	$563,086	1,362,424	27,416	87,193	52,324	38,917	2,131,360
Unamortized net deferred loan costs							1,323
Total non-covered loans							$2,132,683

Total covered loans	$37,521	105,397	—	9,375	59,954	51,221	263,468

Total loans	$600,607	1,467,821	27,416	96,568	112,278	90,138	2,396,151

At March 31, 2013, there was an insignificant amount of loans that were graded “8” with an accruing status.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2012.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$10,283	24,031	10	472	583	307	35,686
Commercial - secured	32,196	72,838	1,454	3,676	1,150	2,398	113,712
Secured by inventory and accounts receivable	2,344	18,126	248	491	117	17	21,343

Real estate – construction, land development & other land loans	31,582	163,588	3,830	9,045	3,709	6,354	218,108

Real estate – residential, farmland, and multi-family	249,313	499,922	7,154	29,091	24,330	9,629	819,439

Real estate – home equity lines of credit	125,310	66,412	2,160	3,526	1,850	1,622	200,880

Real estate - commercial	123,814	449,316	21,801	14,050	9,074	9,885	627,940

Consumer	27,826	23,403	77	954	629	2,822	55,711
Total	$602,668	1,317,636	36,734	61,305	41,442	33,034	2,092,819
Unamortized net deferred loan costs							1,324
Total non-covered loans							$2,094,143

Total covered loans	$42,935	124,451	—	7,569	73,868	33,491	282,314

Total loans	$645,603	1,442,087	36,734	68,874	115,310	66,525	2,376,457

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

The vast majority of the Company’s troubled debt restructurings modified during the period ended March 31, 2013 related to interest rate reductions combined with restructured amortization schedules. The Company does not grant principal forgiveness.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended March 31, 2013 and 2012.

($ in thousands)	For the three months ended March 31, 2013
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – residential, farmland, and multi-family	6	$508	$508
Real estate – commercial	1	61	61
Consumer	1	14	14

Non-covered TDRs - Nonaccrual
Real estate – residential, farmland, and multi-family	3	209	209

Total non-covered TDRs arising during period	11	792	792

Total covered TDRs arising during period– Accruing	1	$47	$40
Total covered TDRs arising during period – Nonaccrual	—	—	—

Total TDRs arising during period	12	$839	$832

($ in thousands)	For the three months ended March 31, 2012
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing	—	—	—

Non-covered TDRs - Nonaccrual	—	—	—

Total non-covered TDRs arising during period	—	—	—

Total covered TDRs arising during period– Accruing	3	$2,098	$2,098
Total covered TDRs arising during period – Nonaccrual	—	—	—

Total TDRs arising during period	3	$2,098	$2,098

There was one non-covered accruing restructured loan that was modified in the previous 12 months and that defaulted during the three months ended March 31, 2013 totaling $0.3 million. There was also one covered accruing restructured loan that was modified in the previous 12 months and that defaulted during the three months ended March 31, 2013 totaling $3.5 million. There were no non-covered or covered accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended March 31, 2012. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

Note 9 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $1,323,000, $1,324,000, and $1,340,000 at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

Index

Note 10 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 40 of the Company’s 2012 Annual Report on Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Receivable related to loss claims incurred, not yet reimbursed	$41,701	33,040	8,828
Receivable related to estimated future claims on loans	53,054	62,044	85,859
Receivable related to estimated future claims on foreclosed real estate	5,839	7,475	18,718
FDIC indemnification asset	$100,594	102,559	113,405

The following presents a rollforward of the FDIC indemnification asset since December 31, 2012.

($ in thousands)
Balance at December 31, 2012	$102,559
Increase related to unfavorable changes in loss estimates	7,570
Increase related to reimbursable expenses	1,287
Cash received	(6,899)
Accretion of loan discount	(2,926)
Other	(997)
Balance at March 31, 2013	$100,594

Note 11 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2013, December 31, 2012, and March 31, 2012 and the carrying amount of unamortized intangible assets as of those same dates. In the first quarter of 2013, the Company recorded a core deposit premium intangible of $586,000 in connection with the acquisition of two branches, which is being amortized on a straight-line basis over the estimated life of the related deposits of seven years.

	March 31, 2013		December 31, 2012		March 31, 2012
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	428	678	417	678	372
Core deposit premiums	8,560	5,316	7,974	5,128	7,867	4,499
Total	$9,238	5,744	8,652	5,545	8,545	4,871

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $199,000 and $223,000 for the three months ended March 31, 2013 and 2012, respectively.

Index

The following table presents the estimated amortization expense for the last three quarters of calendar year 2013 and for each of the four calendar years ending December 31, 2017 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
April 1 to December 31, 2013	$661
2014	777
2015	721
2016	654
2017	404
Thereafter	278
Total	$3,495

Note 12 – Pension Plans

The Company has historically sponsored two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”) which was generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP”), which was for the benefit of certain senior management executives of the Company. Effective December 31, 2012, the Company froze both plans for all participants. Although no previously accrued benefits were lost, employees no longer accrue benefits for service subsequent to 2012.

The Company recorded pension income totaling $149,000 for the three months ended March 31, 2013, which primarily related to investment income from the Pension Plan’s assets. For the three months ended March 31, 2012, the Company recorded pension expense totaling $1,039,000 related to the Pension Plan and the SERP. The following table contains the components of the pension (income) expense.

	For the Three Months Ended March 31,
	2013	2012	2013	2012	2013 Total	2012 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	604	—	94	—	698
Interest cost	372	436	67	87	439	523
Expected return on plan assets	(591)	(492)	—	—	(591)	(492)
Amortization of transition obligation	—	1	—	—	—	1
Amortization of net (gain)/loss	3	267	—	34	3	301
Amortization of prior service cost	—	3	—	5	—	8
Net periodic pension cost	$(216)	819	67	220	(149)	1,039

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

Index

Note 13 – Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period for non-owner transactions and is divided into net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Unrealized gain (loss) on securities available for sale	$2,982	3,290	4,161
Deferred tax asset (liability)	(1,163)	(1,283)	(1,624)
Net unrealized gain (loss) on securities available for sale	1,819	2,007	2,537

Additional pension liability	(3,576)	(3,579)	(17,968)
Deferred tax asset	1,395	1,396	7,099
Net additional pension liability	(2,181)	(2,183)	(10,869)

Total accumulated other comprehensive income (loss)	$(362)	(176)	(8,332)

The following table discloses the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2013 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Liability	Total
Beginning balance at January 1, 2013	$2,007	(2,183)	(176)
Other comprehensive income (loss) before reclassifications	(188)	—	(188)
Amounts reclassified from accumulated other comprehensive income	—	2	2
Net current-period other comprehensive income (loss)	(188)	2	(186)

Ending balance at March 31, 2013	$1,819	(2,181)	(362)

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

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2013. The impaired loans shown below are those in which the value is based on the underlying collateral value.

($ in thousands)
Description of Financial Instruments	Fair Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$11,588	—	11,588	—
Mortgage-backed securities	150,773	—	150,773	—
Corporate bonds	3,865	—	3,865	—
Equity securities	3,988	—	3,988	—
Total available for sale securities	$170,214	—	170,214	—

Nonrecurring
Impaired loans – covered	$23,608	—	—	23,608
Impaired loans – non-covered	17,634	—	—	17,634
Foreclosed real estate – covered	30,156	—	—	30,156
Foreclosed real estate – non-covered	20,115	—	—	20,115

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

Index

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

Foreclosed real estate – Foreclosed real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, based on a current appraisal that is generally prepared using an income or market valuation approach and conducted by an independent, licensed third party appraiser, adjusted for estimated selling costs (Level 3). At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. For any real estate valuations subsequent to foreclosure, any excess of the real estate recorded value over the fair value of the real estate is treated as a foreclosed real estate write-down on the Consolidated Statements of Income (Loss). In December 2012, the Company recorded a write-down of $10.6 million related to its non-covered foreclosed properties. This write-down reduced the carrying value of these properties by approximately 29% beyond their standard carrying value as described above. This write-down was recorded because of management’s intent to dispose of these properties in an expedited manner and accept sales prices lower than prior practice.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$23,608	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	17,634	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-25%
Foreclosed real estate – covered	30,156	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	20,115	Appraised value	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-40%

Index

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three months ended March 31, 2013 or 2012.

For the three months ended March 31, 2013, the decrease in the fair value of securities available for sale was $308,000, which is included in other comprehensive income (net of tax benefit of $120,000). For the three months ended March 31, 2012, the increase in the fair value of securities available for sale was $265,000, which is included in other comprehensive loss (net of tax expense of $104,000). Fair value measurement methods at March 31, 2013 and 2012 are consistent with those used in prior reporting periods.

The carrying amounts and estimated fair values of financial instruments at March 31, 2013 and December 31, 2012 are as follows:

		March 31, 2013		December 31, 2012
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$73,205	73,205	96,588	96,588
Due from banks, interest-bearing	Level 1	242,890	242,890	144,919	144,919
Federal funds sold	Level 1	249	249	—	—
Securities available for sale	Level 2	170,214	170,214	167,352	167,352
Securities held to maturity	Level 2	55,649	60,758	56,064	61,496
Presold mortgages in process of settlement	Level 1	4,584	4,584	8,490	8,490
Loans – non-covered, net of allowance	Level 3	2,087,922	2,035,916	2,052,500	1,998,620
Loans – covered, net of allowance	Level 3	258,440	258,440	277,555	277,555
Loans held for sale	Level 2	—	—	30,393	30,393
Accrued interest receivable	Level 1	9,737	9,737	10,201	10,201
FDIC indemnification asset	Level 3	100,594	98,818	102,559	100,396
Bank-owned life insurance	Level 1	27,193	27,193	27,857	27,857

Deposits	Level 2	2,857,567	2,860,592	2,821,360	2,823,989
Borrowings	Level 2	46,394	20,457	46,394	20,981
Accrued interest payable	Level 2	1,118	1,118	1,299	1,299

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

Deposits - The fair value of deposits with no stated maturity, such as noninterest-bearing checking accounts, savings accounts, interest-bearing checking accounts, and money market accounts, is equal to the amount payable on demand as of the valuation date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Note 15 – Shareholders’ Equity Transactions

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

The Series B preferred stock qualifies as Tier 1 capital. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series B preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL”. For the first nine quarters after issuance, the dividend rate can range from one percent (1%) to five percent (5%) per annum based upon the increase in QSBL as compared to the baseline. For quarters subsequent to the issuance in 2011, the Company has paid a dividend rate ranging from 3.0% to 5.0%. Based upon an increase in the level of QSBL over the baseline level calculated under the terms of the related purchase agreement, the dividend rate for the next dividend period (which will end on June 30, 2013) is expected to be 1.0%, subject to confirmation by Treasury. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of QSBL compared to the baseline. After four and one half years from the issuance, the dividend rate will increase to nine percent (9%). Subject to regulatory approval, the Company is generally permitted to redeem the Series B preferred shares at par plus unpaid dividends.

Index

For the first three months of 2013 and 2012, the Company accrued approximately $187,000 and $760,000 in preferred dividend payments for the Series B Preferred Stock, respectively. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

During the first quarter of 2013, the Company accrued approximately $58,000 in preferred dividend payments for the Series C Preferred Stock.

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

Our determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has two components. The first component involves the estimation of losses on “impaired loans” that are individually evaluated. A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is individually evaluated for an appropriate valuation allowance if the loan balance is above a prescribed evaluation threshold (which varies based on credit quality, accruing status, and type of collateral) and the loan is determined to be impaired. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

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

Index

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

FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 40 of the Company’s 2012 Annual Report on Form 10-K for a detailed explanation of this asset.

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses and the corresponding FDIC indemnification asset:

($ in thousands)
At March 31, 2013	Cooperative Single Family Loss Share Loans	Cooperative Non-Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Bank of Asheville Non-Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/19/2019	6/19/2014	1/21/2021	1/21/2016

Nonaccrual covered loans
Unpaid principal balance	$15,992	71,039	1,022	6,779	94,832
Carrying value prior to loan discount*	15,881	46,325	885	5,061	68,152
Loan discount	3,088	11,999	497	1,347	16,931
Net carrying value	12,793	34,326	388	3,714	51,221
Allowance for loan losses	2,125	870	17	—	3,012
Indemnification asset recorded	4,170	10,295	411	1,078	15,954

All other covered loans
Unpaid principal balance	141,358	59,049	13,830	48,845	263,082
Carrying value prior to loan discount*	141,230	55,412	13,802	48,600	259,044
Loan discount	20,031	8,803	4,411	13,552	46,797
Net carrying value	121,199	46,609	9,391	35,048	212,247
Allowance for loan losses	451	1,565	—	—	2,016
Indemnification asset recorded	16,025	7,042	3,529	10,842	37,438

All covered loans
Unpaid principal balance	157,350	130,088	14,852	55,624	357,914
Carrying value prior to loan discount*	157,111	101,737	14,687	53,661	327,196
Loan discount	23,119	20,802	4,908	14,899	63,728
Net carrying value	133,992	80,935	9,779	38,762	263,468
Allowance for loan losses	2,576	2,435	17	—	5,028
Indemnification asset recorded	20,195	17,337	3,940	11,920	53,392

			Present Value Adjustment		(338)

* Reflects partial charge-offs		Total indemnification asset recorded related to loans			$53,054

As noted in the table above, our commercial loss share agreement related to Cooperative Bank’s non-single family loans expires in June 2014. As it relates to that portion of covered loans, we expect accelerated amounts of loan discount accretion and corresponding indemnification asset expense until the expiration date as the loss share attributes of the loan portfolio are resolved.

Index

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the first quarter of 2013 amounted to $2.9 million, or $0.14 per diluted common share, compared to a net loss available to common shareholders of $5.9 million, or ($0.35) per diluted common share, reported in the first quarter of 2012. The higher earnings in 2013 were primarily a result of a lower provision for loan losses.

Net Interest Income and Net Interest Margin

Net interest income for the first quarter of 2013 amounted to $31.9 million in the first quarter of 2013 compared to $32.1 million in the first quarter of 2012.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) in the first quarter of 2013 was 4.69% compared to 4.59% for the first quarter of 2012. The higher margin was primarily a result of a higher amount of discount accretion on loans purchased in failed bank acquisitions, as well as lower overall funding costs. The 4.69% net interest margin realized in the first quarter of 2013 was a 32 basis point decrease from the 5.01% margin realized in the fourth quarter of 2012. The decrease in margin was due primarily to a lower amount of loan discount accretion recognized during the first quarter of 2013 in comparison to the fourth quarter of 2012. Loan discount accretion amounted to $3.7 million in the first quarter of 2013, $6.0 million in the fourth quarter of 2012 and $2.6 million in the first quarter of 2012.

Our cost of funds has steadily declined from 0.67% in the first quarter of 2012 to 0.45% in the first quarter of 2013.

Provision for Loan Losses and Asset Quality

We recorded total provisions for loan losses of $11.1 million in the first quarter of 2013 compared to $21.6 million for the first quarter of 2012. The decrease in 2013 was primarily the result of an elevated provision for loan losses on non-covered loans recorded in the first quarter of 2012 – see explanation of the terms “covered” and “non-covered” in the section below entitled “Note Regarding Components of Earnings.”

Total non-covered nonperforming assets amounted to $83.4 million at March 31, 2013 (2.79% of total non-covered assets), which compares to $106.1 million at December 31, 2012 and $117.1 million at March 31, 2012. The decrease in 2013 was due primarily to a combination of loan sales and foreclosed property write-downs that occurred in the fourth quarter of 2012 and the first quarter of 2013, as discussed in the following paragraph.

In the fourth quarter of 2012, we identified approximately $68 million of non-covered higher-risk loans that we targeted for sale to a third-party investor. Based on an offer to purchase these loans that was received in December, we wrote the loans down by approximately $38 million in the fourth quarter of 2012 to their estimated liquidation value of approximately $30 million and reclassified them as “loans held for sale.” The sale of these loans was completed on January 23, 2013. Of the $68 million in loans targeted for sale, approximately $38.2 million had been classified as nonaccrual loans, and $10.5 million had been classified as accruing troubled debt restructurings. Additionally, in the fourth quarter of 2012, we recorded write-downs totaling $10.6 million on substantially all of our non-covered foreclosed properties in connection with efforts to accelerate the sale of these assets.

Non-covered nonaccrual loans increased from $33.0 million at December 31, 2012 to $38.9 million at March 31, 2013 due primarily to four larger credits that deteriorated during the first quarter of 2013. Non-covered foreclosed real estate decreased from $26.3 million at December 31, 2012 to $20.1 million at March 31, 2013 as a result of strong sales activity during the quarter, which was consistent with our intent discussed above to accelerate the disposition of foreclosed properties.

Index

Total covered nonperforming assets have steadily declined in the past year, amounting to $92.0 million at March 31, 2013 compared to $135.1 million at March 31, 2012. Within this category, foreclosed real estate declined from $79.5 million at March 31, 2012 to $30.2 million at March 31, 2013. The Company is experiencing increased property sales activity, particularly along the North Carolina coast, which is where most of our covered foreclosed properties are located. Covered nonaccrual loans increased from $33.5 million at December 31, 2012 to $51.2 million at March 31, 2013, due primarily to several large loans that deteriorated during the quarter.

Noninterest Income

Total noninterest income for the three months ended March 31, 2013 was $7.1 million compared to $5.3 million for the comparable period of 2012.

Core noninterest income for the first quarter of 2013 was $6.5 million, an increase of 10.6% over the $5.8 million reported for the first quarter of 2012. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income. The largest component of the increase in core noninterest income was in the amount of fees from presold mortgages we recorded. The increase in these fees was due to high mortgage loan refinancing activity, as well as increased volume resulting from additional mortgage loan personnel that the Company has added in recent quarters.

Noncore components of noninterest income resulted in net gains of $0.6 million in the first quarter of 2013 compared to net losses of $0.5 million in the first quarter of 2012. The largest variance related to non-covered foreclosed property gains/losses, which amounted to a gain of $0.8 million in the first quarter of 2013 compared to a loss of $0.7 million in 2012. Also in 2013, we recorded “other losses” of $0.4 million related to the sale of a parcel of property that the Company had previously held for a future branch.

Noninterest Expenses

Noninterest expenses amounted to $23.2 million in the first quarter of 2013, a 4.7% decrease from the $24.4 million recorded in the first quarter of 2012. The decrease primarily relates to a decline in pension expense as a result of freezing the Company’s two defined benefit pension plans on December 31, 2012. Pension expense was $1.0 million in the first quarter of 2012 compared to income of $0.1 million in the first quarter of 2013, which related to investment income from the pension plan’s assets.

Balance Sheet and Capital

Total assets at March 31, 2013 amounted to $3.3 billion, a 1.7% decrease from a year earlier. Total loans at March 31, 2013 amounted to $2.4 billion, a 1.6% decrease from a year earlier, and total deposits amounted to $2.9 billion at March 31, 2013, a 0.9% increase from a year earlier.

The decrease in loans over the past year was a result of the loan sale previously discussed, as well as the progressive decline in the amount of covered loans. Partially offsetting the decrease was internal loan growth, as well as loans added in a branch acquisition discussed in the following paragraph. As it relates to deposits, the Company has experienced strong growth in transaction oriented deposits, while time deposits have declined.

As previously reported, during the first quarter of 2013, we completed the acquisition of two branches from Four Oaks Bank & Trust Company, which resulted in the addition of $16 million in loans and $57 million in deposits. Excluding the acquired growth, the Company’s non-covered loans increased by $22 million, representing annualized growth of 4.3%.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at March 31, 2013 of 16.82% compared to the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 6.76% at March 31, 2013, an increase of 47 basis points from a year earlier, which is primarily due to the Company’s capital raise that occurred in the fourth quarter of 2012.

Index

Note Regarding Components of Earnings

Our results of operation are significantly affected by the on-going accounting for two FDIC-assisted failed bank acquisitions. In the discussion above and elsewhere in the document, the term “covered” is used to describe assets included as part of FDIC loss share agreements, which generally result in the FDIC reimbursing the Company for 80% of losses incurred on those assets. The term “non-covered” refers to the Company’s legacy assets, which are not included in any type of loss share arrangement.

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

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2013 amounted to $31.9 million, a decrease of $0.2 million, or 0.5%, from the $32.1 million recorded in the first quarter of 2012. Net interest income on a tax-equivalent basis for the three month period ended March 31, 2013 amounted to $32.3 million, a decrease of $0.2 million, or 0.6%, from the $32.5 million recorded in the first quarter of 2012. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended March 31,
($ in thousands)	2013	2012
Net interest income, as reported	$31,921	32,091
Tax-equivalent adjustment	372	387
Net interest income, tax-equivalent	$32,293	32,478

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three months ended March 31, 2013, the slightly lower net interest income compared to the same period of 2012 was due to a decline in interest-earning assets (primarily average loan balances), which was partially offset by a slightly higher net interest margin (see discussion below).

Index

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended March 31,
	2013			2012
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,382,861	5.71%	$33,551	$2,430,893	5.80%	$35,042
Taxable securities	164,284	2.23%	905	166,327	3.04%	1,258
Non-taxable securities (2)	55,948	6.17%	851	57,596	6.15%	880
Short-term investments, principally federal funds	187,652	0.33%	154	192,156	0.29%	139
Total interest-earning assets	2,790,745	5.15%	35,461	2,846,972	5.27%	37,319

Cash and due from banks	81,081			58,754
Premises and equipment	75,255			71,698
Other assets	281,382			324,648
Total assets	$3,228,463			$3,302,072

Liabilities
Interest bearing checking	$520,936	0.13%	$162	$438,413	0.19%	$206
Money market deposits	560,203	0.22%	306	521,008	0.41%	528
Savings deposits	162,403	0.10%	42	152,868	0.30%	115
Time deposits >$100,000	653,930	1.00%	1,613	744,860	1.17%	2,175
Other time deposits	496,029	0.65%	789	574,882	0.89%	1,269
Total interest-bearing deposits	2,393,501	0.49%	2,912	2,432,031	0.71%	4,293
Securities sold under agreements to repurchase	—	—%	—	6,706	0.24%	4
Borrowings	46,394	2.24%	256	130,534	1.68%	544
Total interest-bearing liabilities	2,439,895	0.53%	3,168	2,569,271	0.76%	4,841

Noninterest bearing checking	409,744			347,480
Other liabilities	19,462			37,127
Shareholders’ equity	359,362			348,194
Total liabilities and shareholders’ equity	$3,228,463			$3,302,072

Net yield on interest-earning assets and net interest income		4.69%	$32,293		4.59%	$32,478
Interest rate spread		4.62%			4.51%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $372,000 and $387,000 in 2013 and 2012, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the first quarter of 2013 were $2.383 billion, which was 2.0% less than the average loans outstanding for the first quarter of 2012 ($2.431 billion). The lower amount of average loans outstanding in 2013 is primarily due to 1) the sale of approximately $68 million in non-covered higher-risk loans during January 2013 and 2) the resolution of $79 million in covered loans within our “covered loan” portfolio since March 31, 2012. Resolution of covered loans includes foreclosure, charge-off, or repayment. Partially offsetting these decreases was internal loan growth, as well as loans added in a branch acquisition.

The mix of our loan portfolio remained substantially the same at March 31, 2013 compared to December 31, 2012, with approximately 90% of our loans being real estate loans, 7% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the first quarter of 2013 were $2.803 billion, which was 0.9% greater than the average deposits outstanding for the first quarter of 2012 ($2.779 billion). We experienced strong growth in our transaction deposit accounts, which we define as noninterest bearing checking, interest bearing checking, money market and savings. Average transaction deposit accounts increased from $1.46 billion at March 31, 2012 to $1.65 billion at March 31, 2013, representing growth of $194 million, or 13.3%. With the lower amount of loans and the growth of our transaction deposit accounts, we were able to lessen our reliance on higher cost sources of funding, including time deposits and borrowings. Average time deposits declined from $1.32 billion at March 31, 2012 to $1.15 billion at March 31, 2013, a decrease of $170 million, or 12.9%. Average borrowings decreased from $131 million in the first quarter of 2012 to $46 million in the first quarter of 2013. The favorable change in the funding mix resulted in our average cost of interest bearing liabilities decreasing from 0.76% in the first quarter of 2012 to 0.53% in the first quarter of 2013. Our total cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.45% in the first quarter of 2013 compared to 0.67% in the first quarter of 2012.

Index

See additional information regarding changes in the Company’s loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2013 was 4.69% compared to 4.59% for the first quarter of 2012. The higher margin was primarily a result of a higher amount of discount accretion on loans purchased in failed bank acquisitions (see discussion below), as well as the lower overall funding costs just discussed.

Our net interest margin benefitted from the net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition in June 2009 and, to a lesser degree, the acquisition of The Bank of Asheville in January 2011. For the three months ended March 31, 2013 and 2012, we recorded $3,551,000 and $2,525,000, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. The following table presents the detail of the purchase accounting adjustments that impacted net interest income.

	For the Three Months Ended
$ in thousands	March 31, 2013	March 31, 2012

Interest income – reduced by premium amortization on loans	$(116)	(116)
Interest income – increased by accretion of loan discount	3,658	2,578
Interest expense – reduced by premium amortization of deposits	9	33
Interest expense – reduced by premium amortization of borrowings	—	30
Impact on net interest income	$3,551	2,525

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded total provisions for loan losses of $11.1 million in the first quarter of 2013 compared to $21.6 million for the first quarter of 2012. As discussed below, the decrease in 2013 was primarily the result of an elevated provision for loan losses on non-covered loans recorded in the first quarter of 2012 – see explanation of the terms “covered” and “non-covered” in the section above entitled “Note Regarding Components of Earnings.”

Our provision for loan losses on non-covered loans amounted to $5.8 million in the first quarter of 2013 compared to $18.6 million in the first quarter of 2012. The decrease was primarily due to a high provision for loan losses recorded in the first quarter of 2012 that resulted from an internal review that applied more conservative assumptions to estimate the probable losses associated with some of our nonperforming loan relationships, which we believed could lead to a more timely resolution of the related credits. Many of these same loans were sold to a third party investor in January 2013.

Our provision for loan losses on covered loans amounted to $5.4 million in the first quarter of 2013 compared to $3.0 million in the first quarter of 2012. The increase was primarily the result of several large credits that deteriorated during the first quarter of 2013 and were placed on nonaccrual status.

Total noninterest income was $7.1 million in the first quarter of 2013 compared to $5.3 million for the first quarter of 2012.

As presented in the table below, core noninterest income for the first quarter of 2013 was $6.5 million, an increase of 10.6% over the $5.8 million reported for the first quarter of 2012. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income.

The following table presents our core noninterest income for the three month periods ending March 31, 2013 and 2012, respectively.

Index

	For the Three Months Ended
$ in thousands	March 31, 2013	March 31, 2012

Service charges on deposit accounts	$2,935	2,847
Other service charges, commissions, and fees	2,175	2,192
Fees from presold mortgages	747	411
Commissions from sales of insurance and financial products	399	383
Bank-owned life insurance income	208	11
Core noninterest income	$6,464	5,844

Most categories of core noninterest income remained relatively stable for the first three months of 2013 compared to the same period in 2012. However, fees from presold mortgages experienced a significant increase, amounting to $0.7 million in the first quarter of 2013 compared to $0.4 million in the first quarter of 2012. The increase in these fees was due to high mortgage loan refinancing activity, as well as increased volume from additional mortgage loan personnel we have added in recent quarters.

Bank-owned life insurance income was $208,000 in the first quarter of 2013 compared to $11,000 in the first quarter of 2012. The increase was due to the purchase of $25 million in bank-owned life insurance in April 2012.

Within the noncore components of noninterest income, we recorded a net gain of $0.8 million from the sale of non-covered foreclosed properties during the first quarter of 2013 compared to a net loss from sales and write-downs that amounted to $0.7 million during the first quarter of 2012.

For the first quarter of 2013, we recorded losses of $4.6 million on covered foreclosed properties compared to losses of $4.5 million for the comparable period of 2012. We continue to experience losses and write-downs on our covered foreclosed properties due to declining property values in our market area.

As previously discussed, indemnification asset income is recorded to reflect additional amounts expected to be received from the FDIC due to covered loan and foreclosed property losses arising during the period. For the first quarter of 2013, indemnification asset income totaled $4.9 million compared to $4.1 million for the first quarter of 2012. The increase was primarily related to the higher provision for loan losses on covered loans.

During the first quarter of 2012, we recorded $0.5 million in gains on sales of approximately $9.6 million in available for sale securities. There were no gains or losses on securities during the first three months of 2013.

During the first quarter of 2013, we recorded “other losses” of $0.4 million related to the sale of a parcel of property that we had previously held for a future branch. We decided not to use the property for a branch and disposed of the property.

Noninterest expenses amounted to $23.2 million in the first quarter of 2013, a 4.7% decrease over the $24.4 million recorded in the same period of 2012.

Personnel expense for the three months ended March 31, 2013 amounted to $13.3 million, a 5.7% decrease from the $14.1 million recorded in the first quarter of 2012. Within this line item, salaries expense was $10.7 million for the first quarter of 2013 compared to $10.2 million in the first quarter of 2012. Salaries expense for the fourth quarter of 2012 was $10.6 million. The increase in salaries expense has been primarily associated with the hiring of additional key employees in order to build our infrastructure to prepare for future growth.

Also within the line item “personnel expense” is employee benefits expense, which was $2.6 million in the first quarter of 2013 compared to $3.9 million in the first quarter of 2012. The decrease primarily relates to a decline in pension expense as a result of freezing the Company’s two defined benefit plans on December 31, 2012. Pension expense was $1.0 million in the first quarter of 2012 compared to income of $0.1 million in the first quarter of 2013, which related to investment income from the pension plan’s assets.

The combined amount of occupancy and equipment expense did not vary materially when comparing the first quarter of 2013 to the first quarter of 2012, amounting to approximately $2.8 million in each quarter.

Index

Other noninterest expenses amounted to $7.0 million for the first quarter of 2013 compared to $7.2 million in the first quarter of 2012. Two of the largest categories of expense within this line item are collection expenses and FDIC insurance expense, both of which remained stable in the first quarter of 2013 compared to the first quarter of 2012. Collection expenses on non-covered assets amounted to $0.6 million for each of the three months ended March 31, 2013 and 2012. Collection expenses on covered assets (net of FDIC reimbursement) amounted to approximately $0.6 million for the first quarter of 2013 and $0.5 million for the first quarter of 2012.

FDIC insurance expense amounted to $0.7 million for each of the three months ended March 31, 2013 and 2012.

In the first quarter of 2012, we recorded severance expenses of $0.4 million as an “other noninterest expense.”

For the first quarter of 2013, the provision for income taxes was $1.6 million, an effective tax rate of 33.4%. We recorded an income tax benefit of $3.3 million for the first quarter of 2012 due to the net loss reported for the period.

We accrued preferred stock dividends of $0.2 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. These amounts are deducted from net income in computing “net income available to common shareholders.”  The decrease in preferred dividends in 2013 is a result of a favorable dividend rate change related to the SBLF preferred stock that was issued in September 2011. The dividend rate can range from 1% to 5% per anum based upon changes in the level of “Qualified Small Business Lending” (“QSBL”).  We have been able to continually increase our levels of QSBL since 2011 and as such, our dividend rate has steadily decreased to 1.18% in the first quarter of 2013 compared to 4.79% in the first quarter of 2012. Based upon recent increases in the level of QSBL, we expect our preferred stock dividend rate to be at an annualized rate of 1.0% for the majority of 2013.

The Consolidated Statements of Comprehensive Income (Loss) reflect other comprehensive loss of $186,000 during the first quarter of 2013 compared to other comprehensive income of $350,000 during the first quarter of 2012. The primary component of other comprehensive income (loss) for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at March 31, 2013 amounted to $3.28 billion, 1.7% lower than a year earlier. Total loans at March 31, 2013 amounted to $2.40 billion, a 1.7% decrease from a year earlier, and total deposits amounted to $2.86 billion, a 0.9% increase from a year earlier.

The following table presents information regarding the nature of our growth for the twelve months ended March 31, 2013 and for the first quarter of 2013.

April 1, 2012 to March 31, 2013	Balance at beginning of period	Internal Growth, net (1)	Growth from Acquisitions	Loans Transferred to Held for Sale	Balance at end of period	Total percentage growth	Internal percentage growth (1)
		($ in thousands)

Loans – Non-covered	$2,094,524	89,967	16,425	(68,233)	2,132,683	1.8%	4.3%
Loans – Covered	342,100	(78,632)	—	—	263,468	-23.0%	-23.0%
Total loans	$2,436,624	11,335	16,425	(68,233)	2,396,151	-1.7%	0.5%

Deposits – Noninterest bearing checking	$371,293	51,054	6,855	—	429,202	15.6%	13.8%
Deposits – Interest bearing checking	468,691	62,888	7,691	—	539,270	15.1%	13.4%
Deposits – Money market	522,350	39,866	5,876	—	568,092	8.8%	7.6%
Deposits – Savings	157,619	7,187	1,704	—	166,510	5.6%	4.6%
Deposits – Brokered	158,117	(40,000)	—	—	118,117	-25.3%	-25.3%
Deposits – Internet time	27,955	(20,266)	—	—	7,689	-72.5%	-72.5%
Deposits – Time>$100,000	561,162	(55,514)	27,099	—	532,747	-5.1%	-9.9%
Deposits – Time<$100,000	563,872	(85,456)	17,524	—	495,940	-12.0%	-15.2%
Total deposits	$2,831,059	(40,241)	66,749	—	2,857,567	0.9%	-1.4%

January 1, 2013 to March 31, 2013
Loans – Non-covered	$2,094,143	22,115	16,425	—	2,132,683	1.8%	1.1%
Loans – Covered	282,314	(18,846)	—	—	263,468	-6.7%	-6.7%
Total loans	$2,376,457	3,269	16,425	—	2,396,151	0.8%	0.1%

Deposits – Noninterest bearing checking	$413,195	9,442	6,565	—	429,202	3.9%	2.3%
Deposits – Interest bearing checking	519,573	12,039	7,658	—	539,270	3.8%	2.3%
Deposits – Money market	551,209	15,011	1,872	—	568,092	3.1%	2.7%
Deposits – Savings	158,578	6,351	1,581	—	166,510	5.0%	4.0%
Deposits – Brokered	130,836	(12,719)	—	—	118,117	-9.7%	-9.7%
Deposits – Internet time	10,060	(2,371)	—	—	7,689	-23.6%	-23.6%
Deposits – Time>$100,000	530,015	(21,470)	24,202	—	532,747	0.5%	-4.1%
Deposits – Time<$100,000	507,894	(27,410)	15,456	—	495,940	-2.4%	-5.4%
Total deposits	$2,821,360	(21,127)	57,334	—	2,857,567	1.3%	-0.7%

(1)	Excludes the impact of acquisitions in the year of the acquisition, but includes growth or declines in acquired operations after the date of acquisition.

As derived from the table above, for the twelve months preceding March 31, 2013, our total loans declined $40 million, or 1.7%. Over that period, we experienced internal growth in our non-covered loan portfolio of $90 million, or 4.3%. Also, impacting growth was the March 2013 acquisition of two branches with approximately $16 million in loans (see Note 4 for more information). Partially offsetting the growth in non-covered loans was the write-down and reclassification of approximately $68 million in non-covered higher-risk loans to “loans held for sale” during the fourth quarter of 2012. Also offsetting growth in total loans were normal loan pay-downs, foreclosures, and loan charge-offs of our covered loans, which declined by $79 million at March 31, 2013 compared to a year earlier. We continue to pursue lending opportunities in order to improve our asset yields.

For the first three months of 2013, we experienced internal growth in our non-covered loan portfolio of $22 million, or 1.1%. As noted above, we also acquired $16 million in growth during the quarter from the purchase of two branches. These increases were partially offset by a decline in our covered loans of $19 million.

The mix of our loan portfolio remains substantially the same at March 31, 2013 compared to December 31, 2012. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

Note 8 to the consolidated financial statements presents additional detailed information regarding our mix of loans, including a break-out between loans covered by FDIC loss share agreements and non-covered loans.

For the three and twelve month periods ended March 31, 2013, we experienced strong internal growth in transaction deposit accounts, which has allowed us to reduce our allowance on higher cost time deposits. Our level of deposits was also impacted by the August 2012 purchase of a branch with $9 million in deposits and the March 2013 purchase of two branches with $57 million in deposits.

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

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended March 31, 2013	As of/for the quarter ended December 31, 2012	As of/for the quarter ended March 31, 2012

Non-covered nonperforming assets
Nonaccrual loans	$38,917	33,034	69,665
Restructured loans – accruing	24,378	24,848	10,619
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	63,295	57,882	80,284
Nonperforming loans held for sale	—	21,938	—
Foreclosed real estate	20,115	26,285	36,838
Total non-covered nonperforming assets	$83,410	106,105	117,122

Covered nonperforming assets (1)
Nonaccrual loans (2)	$51,221	33,491	42,369
Restructured loans – accruing	10,582	15,465	13,158
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	61,803	48,956	55,527
Foreclosed real estate	30,156	47,290	79,535
Total covered nonperforming assets	$91,959	96,246	135,062

Total nonperforming assets	$175,369	202,351	252,184

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	1.32%	7.76%	1.68%
Nonperforming loans to total loans	5.22%	4.50%	5.57%
Nonperforming assets to total assets	5.35%	6.24%	7.56%
Allowance for loan losses to total loans	2.08%	1.95%	2.17%
Allowance for loan losses to nonperforming loans	39.80%	43.43%	38.90%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	0.51%	8.09%	1.49%
Non-covered nonperforming loans to non-covered loans	2.97%	2.76%	3.83%
Non-covered nonperforming assets to total non-covered assets	2.79%	3.64%	4.02%
Allowance for loan losses to non-covered loans	2.10%	1.99%	2.22%
Allowance for loan losses to non-covered nonperforming loans	70.72%	71.94%	57.86%

(1) Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.

(2) At March 31, 2013, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $94.8 million.

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

Index

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At March 31, 2013	At December 31, 2012	At March 31, 2012
Commercial, financial, and agricultural	$2,866	2,946	2,487
Real estate – construction, land development, and other land loans	26,657	19,468	44,230
Real estate – mortgage – residential (1-4 family) first mortgages	21,067	14,733	25,784
Real estate – mortgage – home equity loans/lines of credit	2,987	3,128	6,168
Real estate – mortgage – commercial and other	35,590	23,378	30,367
Installment loans to individuals	971	2,872	2,998
Total nonaccrual loans	$90,138	66,525	112,034

The following segregates our nonaccrual loans at March 31, 2013 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$681	2,185	2,866
Real estate – construction, land development, and other land loans	18,447	8,210	26,657
Real estate – mortgage – residential (1-4 family) first mortgages	11,946	9,121	21,067
Real estate – mortgage – home equity loans/lines of credit	764	2,223	2,987
Real estate – mortgage – commercial and other	19,323	16,267	35,590
Installment loans to individuals	60	911	971
Total nonaccrual loans	$51,221	38,917	90,138

The following segregates our nonaccrual loans at December 31, 2012 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$212	2,734	2,946
Real estate – construction, land development, and other land loans	11,698	7,770	19,468
Real estate – mortgage – residential (1-4 family) first mortgages	9,691	5,042	14,733
Real estate – mortgage – home equity loans/lines of credit	702	2,426	3,128
Real estate – mortgage – commercial and other	11,127	12,251	23,378
Installment loans to individuals	61	2,811	2,872
Total nonaccrual loans	$33,491	33,034	66,525

Troubled debt restructurings (TDRs) are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At March 31, 2013, total TDRs (covered and non-covered) amounted to $35.0 million, compared to $40.3 million at December 31, 2012, and $23.8 million at March 31, 2012. The decline from December 31, 2012 to March 31, 2013 is primarily a result of TDRs that re-defaulted during the quarter and were placed on nonaccrual status.

Non-covered TDRs amounted to $24.4 million at March 31, 2013, compared to $24.8 million at December 31, 2012, and $10.6 million at March 31, 2012. As part of a routine regulatory exam that concluded in the third quarter of 2012, we reclassified approximately $30 million of performing loans to TDR status during the second and third quarters of 2012. Other than reclassifying these loans to a nonperforming asset category for disclosure purposes, the reclassifications did not impact our financial statements. Also, in December 2012, the Company reclassified approximately $10.5 million (written down to a liquidation value of $5.0 million) of accruing TDRs to the “nonperforming loans held for sale” category as discussed earlier.

Covered TDRs amounted to $10.6 million at March 31, 2013, compared to $15.5 million at December 31, 2012, and $13.2 million at March 31, 2012. The decrease in 2013 was primarily due to several large loans that deteriorated during the quarter and were placed on nonaccrual status.

Foreclosed real estate includes primarily foreclosed properties. Non-covered foreclosed real estate has decreased over the past year, amounting to $20.1 million at March 31, 2013, $26.3 million at December 31, 2012, and $36.8 million at March 31, 2012. The decrease from March 31, 2012 to December 31, 2012 was due to write-downs of $10.6 million that we recorded in the fourth quarter of 2012. We recorded write-downs on substantially all of our non-covered foreclosed properties in connection with efforts to accelerate the sale of these assets. The $10.6 million in write-downs represented approximately 29% of the total carrying value of the properties. The decrease from December 31, 2012 to March 31, 2013 was the result of strong sales activity during the quarter, which was consistent with our intent to accelerate the disposition of foreclosed properties.

Index

At March 31, 2013, we also held $30.2 million in foreclosed real estate that is subject to the loss share agreements with the FDIC, which is a decline from $47.3 million at December 31, 2012 and $79.5 million at March 31, 2012. The decreases are due to increased property sales activity, particularly along the North Carolina coast, which is where most of our covered foreclosed properties are located.

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

The following table presents the detail of all of our foreclosed real estate at each period end (covered and non-covered):

($ in thousands)	At March 31, 2013	At December 31, 2012	At March 31, 2012
Vacant land	$30,229	48,838	72,625
1-4 family residential properties	11,713	15,808	31,306
Commercial real estate	8,329	8,929	12,442
Total foreclosed real estate	$50,271	73,575	116,373

The following segregates our foreclosed real estate at March 31, 2013 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$19,714	10,515	30,229
1-4 family residential properties	5,354	6,359	11,713
Commercial real estate	5,088	3,241	8,329
Total foreclosed real estate	$30,156	20,115	50,271

The following segregates our foreclosed real estate at December 31, 2012 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$36,742	12,096	48,838
1-4 family residential properties	5,620	10,188	15,808
Commercial real estate	4,928	4,001	8,929
Total foreclosed real estate	$47,290	26,285	73,575

Index

The following table presents geographical information regarding our nonperforming assets at March 31, 2013.

	As of March 31, 2013
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$53,212	13,864	67,076	$505,000	13.3%
Triangle Region (NC)	—	14,439	14,439	772,000	1.9%
Triad Region (NC)	—	16,392	16,392	373,000	4.4%
Charlotte Region (NC)	—	3,060	3,060	90,000	3.4%
Southern Piedmont Region (NC)	627	4,511	5,138	235,000	2.2%
Western Region (NC)	6,105	4	6,109	63,000	9.7%
South Carolina Region	1,859	6,738	8,597	127,000	6.8%
Virginia Region	—	3,728	3,728	220,000	1.7%
Other	—	559	559	11,000	5.1%
Total nonaccrual loans and troubled debt restructurings	$61,803	63,295	125,098	$2,396,000	5.2%

Foreclosed Real Estate (1)
Eastern Region (NC)	$22,228	4,648	26,876
Triangle Region (NC)	—	5,299	5,299
Triad Region (NC)	—	4,521	4,521
Charlotte Region (NC)	—	1,250	1,250
Southern Piedmont Region (NC)	—	1,464	1,464
Western Region (NC)	7,875	—	7,875
South Carolina Region	53	2,624	2,677
Virginia Region	—	309	309
Other	—	—	—
Total foreclosed real estate	$30,156	20,115	50,271

(1)	The counties comprising each region are as follows:

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

Virginia Region - Wythe, Washington, Montgomery, Pulaski, Roanoke

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

The current economic environment has resulted in elevated levels of classified and nonperforming assets, which has led to higher provisions for loan losses compared to historical averages. Our total provision for loan losses was $11.1 million for the first quarter of 2013 compared to $21.6 million in the first quarter of 2012. The total provision for loan losses is comprised of provisions for loan losses for non-covered loans and provisions for loan losses for covered loans, as discussed in the following paragraphs.

The provision for loan losses on non-covered loans amounted to $5.8 million in the first quarter of 2013 compared to $18.6 million in the first quarter of 2012.  The decrease was primarily due to a high provision for loan losses recorded in the first quarter of 2012 attributable to refinements to our loan loss model and internal control changes that resulted in a realignment of departmental responsibilities for determining our allowance for loan losses.  As a result of the changes, an internal review of selected nonperforming loan relationships was conducted, which applied more conservative assumptions to estimate the probable losses.  We believed that the additional reserves established could lead to a more timely resolution of the related credits. Many of these same loans were sold to a third party investor in January 2013 as is discussed below.

Index

The $5.8 million provision for loan losses on non-covered loans recorded in the first quarter of 2013 was impacted by higher levels of loans classified as special mention or classified at March 31, 2013 compared to December 31, 2012 – see Note 8 to the consolidated financial statements for detail.  During the first quarter of 2013, non-covered loans classified as special mention increased from $61 million to $87 million, while classified loans increased from $41 million to $52 million.  We believe those increases were primarily due to more conservative judgments being applied to loan grading than was the prior practice, as opposed to any significant deterioration in overall loan quality.  As can also be seen in Note 8, the amount of non-covered loans that were past due 30-59 days has decreased from $17.1 million at December 31, 2012 to $13.5 million at March 31, 2013, while loans 60-89 days past due have remained unchanged at $4.7 million.

The provision for loan losses on covered loans amounted to $5.4 million in the first quarter of 2013 compared to $3.0 million in the first quarter of 2012. The increase was primarily the result of several large credits that deteriorated during the first quarter of 2013 and were placed on nonaccrual status. Because of the FDIC loss-share agreements in place for these loans, the FDIC indemnification asset was adjusted upwards by 80% for the amount of the provision.

For the first three months of 2013, we recorded $7.8 million in net charge-offs, compared to $10.1 million for the comparable period of 2012. The net charge-offs in 2013 included $5.1 million of covered loans and $2.7 million of non-covered loans, whereas in 2012 net charge-offs included $2.4 million of covered loans and $7.7 million of non-covered loans. The charge-offs in 2013 continue a trend that began in 2010, with charge-offs being concentrated in the construction and land development real estate categories. These types of loans have been impacted the most by the recession and decline in new housing.

The allowance for loan losses amounted to $49.8 million at March 31, 2013, compared to $46.4 million at December 31, 2012 and $52.8 million at March 31, 2012. At March 31, 2013, December 31, 2012, and March 31, 2012, the allowance for loan losses attributable to covered loans was $5.0 million, $4.8 million, and $6.4 million, respectively. The allowance for loan losses for covered loans is attributable to covered loans that have exhibited credit quality deterioration due to lower collateral valuations. The allowance for loan losses for non-covered loans amounted to $44.8 million, $41.6 million, and $46.5 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. The increase in the allowance for losses for non-covered loans at March 31, 2013 is primarily the result of higher levels of classified loans.

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

($ in thousands)	Three Months Ended March 31,	Twelve Months Ended December 31,	Three Months Ended March 31,
	2013	2012 (1)	2012
Loans outstanding at end of period	$2,396,151	2,376,457	2,436,624
Average amount of loans outstanding	$2,382,861	2,436,997	2,430,893

Allowance for loan losses, at beginning of year	$46,402	41,418	41,418
Provision for loan losses	11,149	79,672	21,555
	57,551	121,090	62,973
Loans charged off:
Commercial, financial, and agricultural	(1,431)	(5,000)	(911)
Real estate – construction, land development & other land loans	(4,782)	(28,613)	(3,702)
Real estate – mortgage – residential (1-4 family) first mortgages	(653)	(15,490)	(2,158)
Real estate – mortgage – home equity loans / lines of credit	(746)	(5,921)	(864)
Real estate – mortgage – commercial and other	(1,763)	(20,317)	(2,111)
Installment loans to individuals	(529)	(1,932)	(943)
Total charge-offs	(9,904)	(77,273)	(10,689)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	23	152	18
Real estate – construction, land development & other land loans	605	1,281	322
Real estate – mortgage – residential (1-4 family) first mortgages	526	91	48
Real estate – mortgage – home equity loans / lines of credit	66	440	48
Real estate – mortgage – commercial and other	787	318	25
Installment loans to individuals	135	303	82
Total recoveries	2,142	2,585	543
Net charge-offs	(7,762)	(74,688)	(10,146)
Allowance for loan losses, at end of period	$49,789	46,402	52,827

Ratios:
Net charge-offs as a percent of average loans (annualized)	1.32%	3.06%	1.68%
Allowance for loan losses as a percent of loans at end of period	2.08%	1.95%	2.17%

(1) In the table above, for the twelve months ended December 31, 2012, loan charge-offs include $37.8 million in charge-offs related to loans that the Company held for sell as of year end (and subsequently sold in January 2013).

Index

The following table discloses the activity in the allowance for loan losses for the three months ended March 31, 2013, segregated into covered and non-covered.

	As of March 31, 2013
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$263,468	2,132,683	2,396,151
Average amount of loans outstanding	$272,891	2,109,970	2,382,861

Allowance for loan losses, at beginning of year	$4,759	41,643	46,402
Provision for loan losses	5,378	5,771	11,149
	10,137	47,414	57,551
Loans charged off:
Commercial, financial, and agricultural	(608)	(823)	(1,431)
Real estate – construction, land development & other land loans	(2,999)	(1,783)	(4,782)
Real estate – mortgage – residential (1-4 family) first mortgages	(258)	(395)	(653)
Real estate – mortgage – home equity loans / lines of credit	(21)	(725)	(746)
Real estate – mortgage – commercial and other	(1,223)	(540)	(1,763)
Installment loans to individuals	0	(529)	(529)
Total charge-offs	(5,109)	(4,795)	(9,904)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	—	23	23
Real estate – construction, land development & other land loans	—	605	605
Real estate – mortgage – residential (1-4 family) first mortgages	—	526	526
Real estate – mortgage – home equity loans / lines of credit	—	66	66
Real estate – mortgage – commercial and other	—	787	787
Installment loans to individuals	—	135	135
Total recoveries	—	2,142	2,142
Net charge-offs	(5,109)	(2,653)	(7,762)
Allowance for loan losses, at end of period	$5,028	44,761	49,789

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

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at March 31, 2013, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2012.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $352 million line of credit with the Federal Home Loan Bank (of which none was outstanding at March 31, 2013), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at March 31, 2013), and 3) an approximately $87 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at March 31, 2013). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $143 million and $203 million at March 31, 2013 and 2012, respectively, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $346 million at March 31, 2013 compared to $367 million at December 31, 2012.

Our overall liquidity has increased since March 31, 2012, primarily as a result of our deposit growth. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 17.2% at March 31, 2012 to 18.7% at March 31, 2013.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2012, detail of which is presented in Table 18 on page 85 of our 2012 Annual Report on Form 10-K.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in derivative activities through March 31, 2013, and have no current plans to do so.

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

At March 31, 2013, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2013	December 31, 2012	March 31, 2012
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.56%	15.41%	15.07%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.82%	16.67%	16.34%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	10.55%	10.24%	9.97%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At March 31, 2013, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 6.76% at March 31, 2013 compared to 6.81% at December 31, 2012 and 6.29% at March 31, 2012.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On March 25, 2013, the Company reported that it had completed the acquisition of approximately $16 million in loans and $57 million in deposits from two branches of Four Oaks Bank & Trust Company located in Rockingham and Southern Pines, North Carolina. The accounts of the Southern Pines branch have been transferred to a nearby branch of First Bank, while the Rockingham branch remains open as a branch of First Bank.

•	On March 15, 2013, the Company announced a quarterly cash dividend of $0.08 cents per share payable on April 25, 2013 to shareholders of record on March 31, 2013. This is the same dividend rate as the Company declared in the first quarter of 2012.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first three months of 2013. At March 31, 2013, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.78% (realized in 2012). During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of March 31, 2013) to a high of 5.25% (which was the rate as of March 31, 2008). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At March 31, 2013, approximately 75% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at March 31, 2013, we had approximately $730 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2013 are deposits totaling $1.3 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer term maturity instruments carry higher interest rates than short term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. Due to the prolonged negative economic environment, the Federal Reserve has taken steps to suppress long-term interest rates in an effort to boost the housing market, increase employment, and stimulate the economy. In the marketplace, longer-term interest rates have decreased, while short-term rates have remained relatively stable. For example, from April 1, 2012 to March 31, 2013, the interest rate on three-month treasury bills remained stable, but the interest rate for seven-year treasury notes decreased by 37 basis points. This has resulted in a “flattening” of the yield curve and is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which reduces our net interest margin.

The Federal Reserve has made no changes to interest rates it sets directly since 2008, and since that time we have been able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as short-term rates are already near zero, it is unlikely that we will be able to continue the trend of reducing our funding costs in the same proportion as experienced in recent quarters. We also continue to experience downward pressure on our loan yields due to the interest rate environment described above and competitive pressures.

As previously discussed in the section “Net Interest Income,” our net interest income was impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $3.7 million and $2.6 million for the first quarters of 2013 and 2012, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility.

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2013 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin for the remainder of 2013 will experience some compression. We expect loan yields to continue to trend downwards, while many of our deposit products already have interest rates near zero.

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

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2013 to January 31, 2013	—	—	—	214,241
February 1, 2013 to February 28, 2013	—	—	—	214,241
March 1, 2013 to March 31, 2013	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended March 31, 2013.

There were no unregistered sales of our securities during the three months ended March 31, 2013.

Index

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26,2012, and is incorporated herein by reference.

10	Loan Purchase Agreement By and Between First Bank and Violet Portfolio, LLC dated as of January 23, 2013 was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2013, and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (1)

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

Index

________________

(1)	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 10, 2013	BY:/s/ Richard H. Moore
Richard H. Moore
President
(Principal Executive Officer),
Treasurer and Director

May 10, 2013	BY:/s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

May 10, 2013	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer

Page 66