Form 10-Q
period 2013-06-30
FIRST BANCORP /NC/
filed 2013-08-09
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission File Number 0-15572

                           FIRST BANCORP

(Exact Name of Registrant as Specified in its Charter)

North Carolina	56-1421916
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

300 S.W. Broad Street, Southern Pines, North Carolina	28387
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's telephone number, including area code)	(910) 576-6171

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

The number of shares of the registrant's Common Stock outstanding on July 31, 2013 was 19,679,659.

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

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	June 30, 2013	December 31, 2012 (audited)	June 30, 2012
ASSETS
Cash and due from banks, noninterest-bearing	$82,798	96,588	58,872
Due from banks, interest-bearing	154,199	144,919	203,313
Federal funds sold	603	—	—
Total cash and cash equivalents	237,600	241,507	262,185

Securities available for sale	186,634	167,352	171,907
Securities held to maturity (fair values of $58,376, $61,496, and $61,676)	54,361	56,064	56,182

Presold mortgages in process of settlement	4,552	8,490	4,053

Loans – non-covered	2,190,583	2,094,143	2,114,906
Loans – covered by FDIC loss share agreement	240,279	282,314	322,895
Total loans	2,430,862	2,376,457	2,437,801
Allowance for loan losses – non-covered	(44,816)	(41,643)	(47,523)
Allowance for loan losses – covered	(6,035)	(4,759)	(5,931)
Total allowance for loan losses	(50,851)	(46,402)	(53,454)
Net loans	2,380,011	2,330,055	2,384,347

Loans held for sale	—	30,393	—
Premises and equipment	77,597	74,371	73,642
Accrued interest receivable	9,780	10,201	10,932
FDIC indemnification asset	92,950	102,559	116,902
Goodwill	65,835	65,835	65,835
Other intangible assets	3,274	3,108	3,452
Foreclosed real estate – non-covered	15,425	26,285	37,895
Foreclosed real estate – covered	32,005	47,290	70,850
Bank-owned life insurance	43,276	27,857	27,380
Other assets	44,110	53,543	43,193
Total assets	$3,247,410	3,244,910	3,328,755

LIABILITIES
Deposits: Noninterest bearing checking accounts	$454,785	413,195	381,353
Interest bearing checking accounts	546,203	519,573	472,342
Money market accounts	564,837	556,354	545,356
Savings accounts	166,497	158,578	160,137
Time deposits of $100,000 or more	612,912	664,330	725,699
Other time deposits	473,119	509,330	553,411
Total deposits	2,818,353	2,821,360	2,838,298
Borrowings	46,394	46,394	111,394
Accrued interest payable	1,071	1,299	1,549
Other liabilities	21,487	19,740	37,440
Total liabilities	2,887,305	2,888,793	2,988,681

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: 63,500, 63,500, and 63,500 shares	63,500	63,500	63,500
Series C, convertible, issued & outstanding: 728,706, 728,706, and 0 shares	7,287	7,287	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 19,679,659, 19,669,302, and 16,973,008 shares	132,097	131,877	105,437
Retained earnings	158,708	153,629	179,298
Accumulated other comprehensive income (loss)	(1,487)	(176)	(8,161)
Total shareholders’ equity	360,105	356,117	340,074
Total liabilities and shareholders’ equity	$3,247,410	3,244,910	3,328,755

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income (Loss)

($ in thousands, except share data-unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$37,030	35,636	70,581	70,678
Interest on investment securities:
Taxable interest income	824	1,149	1,729	2,407
Tax-exempt interest income	477	491	956	984
Other, principally overnight investments	173	178	327	317
Total interest income	38,504	37,454	73,593	74,386

INTEREST EXPENSE
Savings, checking and money market accounts	381	759	891	1,608
Time deposits of $100,000 or more	1,546	2,085	3,159	4,260
Other time deposits	719	1,169	1,508	2,438
Securities sold under agreements to repurchase	—	—	—	4
Borrowings	256	490	512	1,034
Total interest expense	2,902	4,503	6,070	9,344

Net interest income	35,602	32,951	67,523	65,042
Provision for loan losses – non-covered	4,043	5,194	9,814	23,751
Provision for loan losses – covered	1,548	1,273	6,926	4,271
Total provision for loan losses	5,591	6,467	16,740	28,022
Net interest income after provision for loan losses	30,011	26,484	50,783	37,020

NONINTEREST INCOME
Service charges on deposit accounts	3,254	2,967	6,189	5,814
Other service charges, commissions and fees	2,340	2,167	4,515	4,359
Fees from presold mortgage loans	820	489	1,567	900
Commissions from sales of insurance and financial products	579	432	978	815
Bank-owned life insurance income	212	162	420	173
Foreclosed property gains (losses and write-downs) – non-covered	777	(1,318)	1,535	(2,006)
Foreclosed property losses and write-downs – covered	(520)	(6,554)	(5,136)	(11,101)
FDIC indemnification asset income (expense), net	(3,407)	3,558	1,490	7,663
Securities gains (losses)	7	(3)	7	449
Other gains (losses)	425	(130)	30	53
Total noninterest income	4,487	1,770	11,595	7,119

NONINTEREST EXPENSES
Salaries	11,003	10,173	21,680	20,347
Employee benefits	2,546	2,777	5,173	6,691
Total personnel expense	13,549	12,950	26,853	27,038
Net occupancy expense	1,759	1,615	3,433	3,296
Equipment related expenses	1,106	1,164	2,194	2,334
Intangibles amortization	220	223	419	446
Other operating expenses	9,122	7,496	16,081	14,709
Total noninterest expenses	25,756	23,448	48,980	47,823

Income (loss) before income taxes	8,742	4,806	13,398	(3,684)
Income tax expense (benefit)	3,154	1,516	4,710	(1,792)

Net income (loss)	5,588	3,290	8,688	(1,892)

Preferred stock dividends	(217)	(829)	(462)	(1,589)

Net income (loss) available to common shareholders	$5,371	2,461	8,226	(3,481)

Earnings (loss) per common share:
Basic	$0.27	0.15	0.42	(0.21)
Diluted	0.27	0.15	0.41	(0.21)

Dividends declared per common share	$0.08	0.08	0.16	0.16

Weighted average common shares outstanding:
Basic	19,673,634	16,952,624	19,671,468	16,938,620
Diluted	20,415,103	16,952,624	20,412,456	16,938,620

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands-unaudited)	2013	2012	2013	2012

Net income (loss)	$5,588	3,290	8,688	(1,892)
Other comprehensive income (loss):
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(1,853)	186	(2,159)	901
Tax (expense) benefit	723	(72)	841	(350)
Reclassification to realized (gains) losses	(7)	3	(7)	(449)
Tax expense (benefit)	3	(1)	3	175
Postretirement Plans:
Amortization of unrecognized net actuarial loss	15	82	18	383
Tax expense	(6)	(32)	(7)	(149)
Amortization of prior service cost and transition obligation	—	8	—	17
Tax expense	—	(3)	—	(7)
Other comprehensive income (loss)	(1,125)	171	(1,311)	521

Comprehensive income (loss)	$4,463	3,461	7,377	(1,371)

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2012	$63,500	16,910	$104,841	185,491	(8,682)	345,150

Net income (loss)				(1,892)		(1,892)
Common stock issued into dividend reinvestment plan		31	335			335
Repurchases of common stock		—	(2)			(2)
Cash dividends declared ($0.16 per common share)				(2,712)		(2,712)
Preferred dividends				(1,589)		(1,589)
Stock-based compensation		32	263			263
Other comprehensive income					521	521

Balances, June 30, 2012	$63,500	16,973	$105,437	179,298	(8,161)	340,074

Balances, January 1, 2013	$70,787	19,669	$131,877	153,629	(176)	356,117

Net income				8,688		8,688
Cash dividends declared ($0.16 per common share)				(3,147)		(3,147)
Preferred dividends				(462)		(462)
Stock-based compensation		11	220			220
Other comprehensive income (loss)					(1,311)	(1,311)

Balances, June 30, 2013	$70,787	19,680	$132,097	158,708	(1,487)	360,105

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$8,688	(1,892)
Reconciliation of net income (loss) to net cash provided by operating activities:
Provision for loan losses	16,740	28,022
Net security premium amortization	1,360	907
Purchase accounting accretion and amortization, net	(10,055)	(5,721)
Foreclosed property losses and write-downs, net	3,601	13,107
Gain on securities available for sale	(7)	(449)
Other gains	(30)	(53)
Decrease (increase) in net deferred loan costs	156	(96)
Depreciation of premises and equipment	2,287	2,278
Stock-based compensation expense	220	263
Amortization of intangible assets	419	446
Origination of presold mortgages in process of settlement	(51,664)	(41,858)
Proceeds from sales of presold mortgages in process of settlement	55,602	43,895
Decrease in accrued interest receivable	421	847
Decrease (increase) in other assets	8,089	(13,188)
Decrease in accrued interest payable	(255)	(323)
Increase in other liabilities	2,080	415
Net cash provided by operating activities	37,652	26,600

Cash Flows From Investing Activities
Purchases of securities available for sale	(44,834)	(47,395)
Proceeds from sales of securities available for sale	—	9,641
Proceeds from maturities/issuer calls of securities available for sale	22,147	48,590
Proceeds from maturities/issuer calls of securities held to maturity	1,587	1,685
Purchase of bank-owned life insurance	(15,000)	(25,000)
Net increase in loans	(50,937)	(42,993)
Proceeds from FDIC loss share agreements	12,018	15,286
Proceeds from sales of foreclosed real estate	33,092	25,767
Purchases of premises and equipment	(4,092)	(5,945)
Proceeds from loans held for sale	30,393	—
Net cash received in acquisition	38,315	—
Net cash provided (used) by investing activities	22,689	(20,364)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(60,324)	66,211
Repayments of borrowings	—	(22,500)
Cash dividends paid – common stock	(3,147)	(2,708)
Cash dividends paid – preferred stock	(777)	(1,554)
Proceeds from issuance of common stock	—	335
Repurchase of common stock	—	(2)
Net cash provided (used) by financing activities	(64,248)	39,782

Increase (decrease) in cash and cash equivalents	(3,907)	46,018
Cash and cash equivalents, beginning of period	241,507	216,167

Cash and cash equivalents, end of period	$237,600	262,185

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$6,298	9,667
Income taxes	—	5,275
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	(1,322)	277
Foreclosed loans transferred to other real estate	10,548	25,324

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended June 30, 2013 and 2012

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2013 and 2012 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2013 and 2012. All such adjustments were of a normal, recurring nature. Reference is made to the 2012 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2012 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

The Comprehensive Income topic was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company commencing on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the Financial Accounting Standards Board (FASB) redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

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

Note 3 – Reclassifications

Certain amounts reported for the periods ended June 30, 2012 have been reclassified to conform to the presentation for June 30, 2013. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Index

Note 4 – Acquisition

On March 22, 2013, the Company completed the purchase of two branches from Four Oaks Bank & Trust Company located in Southern Pines and Rockingham, North Carolina. The Company acquired $57 million in deposits and $16 million in loans in the acquisition. The Company purchased the Rockingham branch building, but did not purchase the Southern Pines branch building and instead transferred the acquired accounts to one of the Company’s nearby existing branches. The primary reason for this acquisition was to increase the Company’s presence in existing market areas. The Company paid a deposit premium for the branches of approximately $586,000, which is the amount of the identifiable intangible asset associated with the fair value of the core deposit base. The intangible asset is being amortized as expense on a straight-line basis over a seven year period. The operations of the two branches are included in the accompanying Consolidated Statements of Income (Loss) beginning on the acquisition date of March 22, 2013. Historical pro forma information is not presented due to the immateriality of the transaction.

Note 5 – Equity-Based Compensation Plans

At June 30, 2013, the Company had the following equity-based compensation plans: the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, and the First Bancorp 1994 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007. As of June 30, 2013, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

Recent equity grants to employees have either had performance vesting conditions, service vesting conditions, or both. Compensation expense for these grants is recorded over the various service periods based on the estimated number of equity grants that are probable to vest. No compensation cost is recognized for grants that do not vest and any previously recognized compensation cost will be reversed. As it relates to director equity grants, the Company grants common shares, valued at approximately $16,000, to each non-employee director (currently 12 in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

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

The Company granted long-term restricted shares of common stock to certain senior executives on February 23, 2012 with a two year minimum vesting period. The total compensation expense associated with this grant was $89,700 and the grant will fully vest on February 23, 2014. The Company recorded $19,000 and $14,900 in stock option expense during the six months ended June 30, 2013 and 2012, respectively, and expects to record $1,000 in stock option expense each quarter thereafter until the awards vest.

The Company granted long-term restricted shares of common stock to certain senior executives on February 24, 2011 with a two year minimum vesting period. The total compensation expense associated with this grant was $105,500 and the grant fully vested on February 24, 2013. The Company recorded $6,500 and $22,000 in stock option expense during the six months ended June 30, 2013 and 2012, respectively.

Under the terms of the Predecessor Plans and the First Bancorp 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

Index

At June 30, 2013, there were 466,813 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $9.76 to $22.12. At June 30, 2013, there were 761,538 shares remaining available for grant under the First Bancorp 2007 Equity Plan.

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

The Company’s equity grants for the six months ended June 30, 2013 were the issuance of 13,164 shares of common stock to non-employee directors on June 3, 2013 (1,097 shares per director), at a fair market value of $14.68 per share, which was the closing price of the Company’s common stock on that date.

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

The Company recorded total stock-based compensation expense of $220,000 and $263,000 for the six-month periods ended June 30, 2013 and 2012, respectively. Of the $220,000 in expense that was recorded in 2013, approximately $193,000 related to the June 3, 2013 director grants, which is classified as “other operating expenses” in the Consolidated Statements of Income (Loss). The remaining $27,000 in expense relates to the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $86,000 and $103,000 of income tax benefits related to stock based compensation expense in the income statement for the six months ended June 30, 2013 and 2012, respectively.

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

Index

The following table presents information regarding the activity for the first six months of 2013 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2012	521,613	$17.80

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(54,800)	16.62

Outstanding at June 30, 2013	466,813	$17.94	3.8	$325,500

Exercisable at June 30, 2013	391,813	$19.51	2.8	$—

The Company did not have any stock option exercises during the six months ended June 30, 2013 or 2012. The Company recorded no tax benefits from the exercise of nonqualified stock options during the six months ended June 30, 2013 or 2012.

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

Index

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended June 30,
	2013			2012
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$5,371	19,673,634	$0.27	$2,461	16,952,624	$0.15

Effect of Dilutive Securities	58	741,469		—	—

Diluted EPS per common share	$5,429	20,415,103	$0.27	$2,461	16,952,624	$0.15

	For the Six Months Ended June 30
	2013			2012
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income (loss) available to common shareholders	$8,226	19,671,468	$0.42	$(3,481)	16,938,620	$(0.21)

Effect of Dilutive Securities	117	740,988		—	—

Diluted EPS per common share	$8,343	20,412,456	$0.41	$(3,481)	16,938,620	$(0.21)

For both the three and six months ended June 30, 2013, there were 391,813 options that were antidilutive because the exercise price exceeded the average market price for the period. For both the three and six months ended June 30, 2012, there were 386,662 options that were antidilutive. Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Index

Note 7 – Securities

The book values and approximate fair values of investment securities at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013				December 31, 2012
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$14,500	14,459	40	(81)	11,500	11,596	96	—
Mortgage-backed securities	163,028	164,527	2,764	(1,265)	143,539	146,926	3,717	(330)
Corporate bonds	3,998	3,656	58	(400)	3,998	3,813	75	(260)
Equity securities	3,985	3,992	25	(18)	5,026	5,017	16	(25)
Total available for sale	$185,511	186,634	2,887	(1,764)	164,063	167,352	3,904	(615)

Securities held to maturity:
State and local governments	$54,361	58,376	4,015	—	56,064	61,496	5,432	—

Included in mortgage-backed securities at June 30, 2013 were collateralized mortgage obligations with an amortized cost of $251,000 and a fair value of $261,000. Included in mortgage-backed securities at December 31, 2012 were collateralized mortgage obligations with an amortized cost of $381,000 and a fair value of $396,000. All of the Company’s mortgage-backed securities, including collateralized mortgage obligations, were issued by government-sponsored corporations.

The Company owned Federal Home Loan Bank (FHLB) stock with a cost and fair value of $3,894,000 at June 30, 2013 and $4,934,000 at December 31, 2012, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB. The investment in this stock is a requirement for membership in the FHLB system. Periodically the FHLB recalculates the Company’s required level of holdings, and the Company either buys more stock or the FHLB redeems a portion of the stock at cost.

The following table presents information regarding securities with unrealized losses at June 30, 2013:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$5,419	81	—	—	5,419	81
Mortgage-backed securities	64,626	1,265	—	—	64,626	1,265
Corporate bonds	—	—	600	400	600	400
Equity securities	—	—	31	18	31	18
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$70,045	1,346	631	418	70,676	1,764

The following table presents information regarding securities with unrealized losses at December 31, 2012:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	—	—	—	—
Mortgage-backed securities	26,330	330	—	—	26,330	330
Corporate bonds	—	—	740	260	740	260
Equity securities	—	—	30	25	30	25
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$26,330	330	770	285	27,100	615

In the above tables, all of the non-equity securities that were in an unrealized loss position at June 30, 2013 and December 31, 2012 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The Company has also concluded that each of the equity securities in an unrealized loss position at June 30, 2013 and December 31, 2012 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

Index

The aggregate carrying amount of cost-method investments was $3,894,000 and $4,934,000 at June 30, 2013 and December 31, 2012, respectively, which was the FHLB stock discussed above. The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at June 30, 2013, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	—	—
Due after one year but within five years	17,498	17,515	5,428	5,868
Due after five years but within ten years	—	—	35,449	38,127
Due after ten years	1,000	600	13,484	14,381
Mortgage-backed securities	163,028	164,527	—	—
Total debt securities	181,526	182,642	54,361	58,376

Equity securities	3,985	3,992	—	—
Total securities	$185,511	186,634	54,361	58,376

At June 30, 2013 and December 31, 2012 investment securities with carrying values of $100,418,000 and $78,519,000, respectively, were pledged as collateral for public and private deposits.

The Company did not sell any securities during the six months ended June 30, 2013. There were $9,641,000 in sales of securities during the six months ended June 30, 2012, which resulted in a net gain of $439,000. During the six months ended June 30, 2013 and 2012, the Company recorded a net gain of $7,000 and $11,000, respectively, related to the call of several municipal and bond securities. Also, during the six months ended June 30, 2013 and 2012, the Company recorded a net loss of $0 and $1,000, respectively, related to write-downs of the Company's equity portfolio.

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

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2013		December 31, 2012		June 30, 2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$164,767	7%	160,790	7%	163,761	7%
Real estate – construction, land development & other land loans	297,390	12%	298,458	13%	343,620	14%
Real estate – mortgage – residential (1-4 family) first mortgages	832,761	34%	815,281	34%	815,605	34%
Real estate – mortgage – home equity loans / lines of credit	231,446	10%	238,925	10%	250,627	10%
Real estate – mortgage – commercial and other	834,554	34%	789,746	33%	789,290	32%
Installment loans to individuals	68,776	3%	71,933	3%	73,522	3%
Subtotal	2,429,694	100%	2,375,133	100%	2,436,425	100%
Unamortized net deferred loan costs	1,168		1,324		1,376
Total loans	$2,430,862		2,376,457		2,437,801

As of June 30, 2013, December 31, 2012 and June 30, 2012, net loans include unamortized premiums of $252,000, $485,000, and $717,000, respectively, related to acquired loans.

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

Index

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	June 30, 2013		December 31, 2012		June 30, 2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$159,964	7%	155,273	7%	155,879	7%
Real estate – construction, land development & other land loans	262,397	12%	251,569	12%	283,818	13%
Real estate – mortgage – residential (1-4 family) first mortgages	712,802	33%	679,401	33%	669,088	32%
Real estate – mortgage – home equity loans / lines of credit	214,473	10%	219,443	11%	229,415	11%
Real estate – mortgage – commercial and other	771,711	35%	715,973	34%	702,717	33%
Installment loans to individuals	68,068	3%	71,160	3%	72,613	4%
Subtotal	2,189,415	100%	2,092,819	100%	2,113,530	100%
Unamortized net deferred loan costs	1,168		1,324		1,376
Total non-covered loans	$2,190,583		2,094,143		2,114,906

The carrying amount of the covered loans at June 30, 2013 consisted of impaired and nonimpaired purchased loans (as determined on the date of acquisition), as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$69	142	4,734	6,096	4,803	6,238
Real estate – construction, land development & other land loans	302	579	34,691	60,018	34,993	60,597
Real estate – mortgage – residential (1-4 family) first mortgages	720	1,772	119,239	142,694	119,959	144,466
Real estate – mortgage – home equity loans / lines of credit	15	53	16,958	21,060	16,973	21,113
Real estate – mortgage – commercial and other	2,234	4,081	60,609	81,525	62,843	85,606
Installment loans to individuals	—	—	708	743	708	743
Total	$3,340	6,627	236,939	312,136	240,279	318,763

Index

The carrying amount of the covered loans at December 31, 2012 consisted of impaired and nonimpaired purchased loans (as determined on the date of acquisition), as follows:

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

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2011	$353,370
Principal repayments	(51,582)
Transfers to foreclosed real estate	(30,181)
Loan charge-offs	(10,584)
Accretion of loan discount	16,466
Carrying amount of nonimpaired covered loans at December 31, 2012	277,489
Principal repayments	(37,938)
Transfers to foreclosed real estate	(7,232)
Loan charge-offs	(5,650)
Accretion of loan discount	10,270
Carrying amount of nonimpaired covered loans at June 30, 2013	$236,939

As reflected in the table above, the Company accreted $10,270,000 of the loan discount on purchased nonimpaired loans into interest income during the first six months of 2013. As of June 30, 2013, there was remaining loan discount of $36,068,000 related to purchased performing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the covered lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to 80% of the loan discount accretion, which reduces noninterest income. At June 30, 2013, the Company also had $17,262,000 of loan discount related to purchased nonperforming loans. It is not expected that a significant amount of this discount will be accreted, as it represents estimated losses on these loans.

Index

The following table presents information regarding all purchased impaired loans since December 31, 2011, substantially all of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2011	$18,316	9,532	8,784
Change due to payments received	(355)	44	(399)
Transfer to foreclosed real estate	(7,636)	(3,487)	(4,149)
Change due to loan charge-off	(359)	(531)	172
Other	(1,151)	(1,568)	417
Balance at December 31, 2012	8,815	3,990	4,825
Change due to payments received	(187)	27	(214)
Transfer to foreclosed real estate	(2,000)	(730)	(1,270)
Other	(1)	—	(1)
Balance at June 30, 2013	$6,627	3,287	3,340

Each of the purchased impaired loans is on nonaccrual status and considered to be impaired. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During the first six months of 2013 and 2012, the Company received $38,000 and $0, respectively, in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in the loan discount accretion amount discussed previously.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	June 30, 2013	December 31, 2012	June 30, 2012

Non-covered nonperforming assets
Nonaccrual loans	$42,338	33,034	73,918
Restructured loans - accruing	21,333	24,848	20,684
Accruing loans > 90 days past due	—	—	—
Total non-covered nonperforming loans	63,671	57,882	94,602
Nonperforming loans held for sale	—	21,938	—
Foreclosed real estate	15,425	26,285	37,895
Total non-covered nonperforming assets	$79,096	106,105	132,497

Covered nonperforming assets
Nonaccrual loans (1)	$50,346	33,491	39,075
Restructured loans - accruing	6,790	15,465	19,054
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	57,136	48,956	58,129
Foreclosed real estate	32,005	47,290	70,850
Total covered nonperforming assets	$89,141	96,246	128,979

Total nonperforming assets	$168,237	202,351	261,476

(1) At June 30, 2013, December 31, 2012, and June 30, 2012, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $89.3 million, $64.4 million, and $60.4 million, respectively.

Index

The following table presents information related to the Company’s impaired loans.

($ in thousands)	As of /for the six months ended June 30, 2013	As of /for the year ended December 31, 2012	As of /for the six months ended June 30, 2012
Impaired loans at period end
Non-covered	$68,445	57,882	94,602
Covered	57,136	48,956	58,129
Total impaired loans at period end	$125,581	106,838	152,731

Average amount of impaired loans for period
Non-covered	$63,208	85,198	86,723
Covered	55,965	54,773	56,449
Average amount of impaired loans for period – total	$119,173	139,971	143,172

Allowance for loan losses related to impaired loans at period end
Non-covered	$5,960	5,051	11,051
Covered	4,700	3,509	5,158
Allowance for loan losses related to impaired loans - total	$10,660	8,560	16,209

Amount of impaired loans with no related allowance at period end
Non-covered	$20,072	12,049	22,235
Covered	43,708	35,196	40,613
Total impaired loans with no related allowance at period end	$63,780	47,245	62,848

The remaining tables in this note present information derived from the Company’s allowance for loan loss model. Relevant accounting guidance requires certain disclosures to be disaggregated based on how the Company develops its allowance for loan losses and manages its credit exposure. This model combines loan types in a different manner than the tables previously presented.

The following table presents the Company’s nonaccrual loans as of June 30, 2013.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$66	101	167
Commercial – secured	2,270	127	2,397
Secured by inventory and accounts receivable	36	826	862

Real estate – construction, land development & other land loans	9,408	20,066	29,474

Real estate – residential, farmland and multi-family	15,840	16,393	32,233

Real estate – home equity lines of credit	1,519	504	2,023

Real estate – commercial	12,427	12,265	24,692

Consumer	772	64	836
Total	$42,338	50,346	92,684

Index

The following table presents the Company’s nonaccrual loans as of December 31, 2012.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$307	150	457
Commercial - secured	2,398	3	2,401
Secured by inventory and accounts receivable	17	59	76

Real estate – construction, land development & other land loans	6,354	11,698	18,052

Real estate – residential, farmland and multi-family	9,629	10,712	20,341

Real estate – home equity lines of credit	1,622	465	2,087

Real estate - commercial	9,885	10,342	20,227

Consumer	2,822	62	2,884
Total	$33,034	33,491	66,525

The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2013.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$158	85	66	35,532	35,841
Commercial - secured	526	536	2,270	116,948	120,280
Secured by inventory and accounts receivable	38	15	36	20,452	20,541

Real estate – construction, land development & other land loans	669	192	9,408	222,083	232,352

Real estate – residential, farmland, and multi-family	7,320	1,043	15,840	825,857	850,060

Real estate – home equity lines of credit	1,363	394	1,519	195,005	198,281

Real estate - commercial	1,441	275	12,427	666,464	680,607

Consumer	372	210	772	50,099	51,453
Total non-covered	$11,887	2,750	42,338	2,132,440	2,189,415
Unamortized net deferred loan costs					1,168
Total non-covered loans					$2,190,583

Covered loans	$2,970	458	50,346	186,505	240,279

Total loans	$14,857	3,208	92,684	2,318,945	2,430,862

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at June 30, 2013.

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2012.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$91	10	307	35,278	35,686
Commercial - secured	1,020	220	2,398	110,074	113,712
Secured by inventory and accounts receivable	52	4	17	21,270	21,343

Real estate – construction, land development & other land loans	490	263	6,354	211,001	218,108

Real estate – residential, farmland, and multi-family	9,673	2,553	9,629	797,584	819,439

Real estate – home equity lines of credit	976	320	1,622	197,962	200,880

Real estate - commercial	4,326	1,131	9,885	612,598	627,940

Consumer	462	219	2,822	52,208	55,711
Total non-covered	$17,090	4,720	33,034	2,037,975	2,092,819
Unamortized net deferred loan costs					1,324
Total non-covered loans					$2,094,143

Covered loans	$6,564	3,417	33,491	238,842	282,314

Total loans	$23,654	8,137	66,525	2,276,817	2,376,457

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2012.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and six months ended June 30, 2013.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended June 30, 2013

Beginning balance	$4,949	14,857	15,285	2,040	5,714	1,791	125	44,761
Charge-offs	(560)	(394)	(858)	(265)	(1,907)	(562)	—	(4,546)
Recoveries	214	24	117	4	93	106	—	558
Provisions	1,357	106	417	282	1,339	368	174	4,043
Ending balance	$5,960	14,593	14,961	2,061	5,239	1,703	299	44,816

As of and for the six months ended June 30, 2013

Beginning balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643
Charge-offs	(1,384)	(1,217)	(1,655)	(889)	(2,447)	(1,090)	(659)	(9,341)
Recoveries	233	617	663	62	882	243	—	2,700
Provisions	2,424	2,337	1,871	1,004	1,557	611	10	9,814
Ending balance	$5,960	14,593	14,961	2,061	5,239	1,703	299	44,816

Ending balances as of June 30, 2013: Allowance for loan losses

Individually evaluated for impairment	$901	—	52	—	683	—	—	1,636

Collectively evaluated for impairment	$5,059	14,593	14,909	2,061	4,556	1,703	299	43,180

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of June 30, 2013:

Ending balance – total	$176,662	232,352	850,060	198,281	680,607	51,453	—	2,189,415

Ending balances as of June 30, 2013: Loans

Individually evaluated for impairment	$1,911	5,977	1,739	—	14,040	—	—	23,667

Collectively evaluated for impairment	$174,751	226,375	848,321	198,281	666,567	51,453	—	2,165,748

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2012.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2012

Beginning balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610
Charge-offs	(4,912)	(19,312)	(20,879)	(3,287)	(16,616)	(1,539)	—	(66,545)
Recoveries	354	986	430	209	333	273	—	2,585
Provisions	5,465	19,876	20,999	3,272	18,116	1,333	932	69,993
Ending balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643

Ending balances as of December 31, 2012: Allowance for loan losses

Individually evaluated for impairment	$—	—	50	—	957	—	—	1,007

Collectively evaluated for impairment	$4,687	12,856	14,032	1,884	4,290	1,939	948	40,636

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2012:

Ending balance – total	$170,741	218,108	819,439	200,880	627,940	55,711	—	2,092,819

Ending balances as of December 31, 2012: Loans

Individually evaluated for impairment	$—	4,276	1,705	—	15,040	—	—	21,021

Collectively evaluated for impairment	$170,741	213,832	817,734	200,880	612,900	55,711	—	2,071,798

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and six months ended June 30, 2012.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended June 30, 2012

Beginning balance	$4,954	16,419	15,369	2,132	5,737	1,826	18	46,455
Charge-offs	(744)	(174)	(2,144)	(281)	(805)	(334)	—	(4,482)
Recoveries	18	126	60	85	6	62	—	357
Provisions	833	1,448	1,674	210	781	237	10	5,193
Ending balance	$5,061	17,819	14,959	2,146	5,719	1,791	28	47,523

As of and for the six months ended June 30, 2012

Beginning balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610
Charge-offs	(2,062)	(2,852)	(4,235)	(732)	(2,170)	(686)	—	(12,737)
Recoveries	34	314	254	119	47	132	—	900
Provisions	3,309	9,051	5,408	1,069	4,428	473	12	23,750
Ending balance	$5,061	17,819	14,959	2,146	5,719	1,791	28	47,523

Ending balances as of June 30, 2012: Allowance for loan losses

Individually evaluated for impairment	$869	4,819	635	439	1,480	—	—	8,242

Collectively evaluated for impairment	$4,192	13,000	14,324	1,707	4,239	1,791	28	39,281

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of June 30, 2012:

Ending balance – total	$173,676	244,723	810,106	207,686	622,508	54,831	—	2,113,530

Ending balances as of June 30, 2012: Loans

Individually evaluated for impairment	$1,009	23,860	9,508	1,331	21,918	—	—	57,626

Collectively evaluated for impairment	$172,667	220,863	800,598	206,355	600,590	54,831	—	2,055,904

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and six months ended June 30, 2013.

($ in thousands)	Covered Loans

As of and for the three months ended June 30, 2013
Beginning balance	$5,028
Charge-offs	(541)
Recoveries	—
Provisions	1,548
Ending balance	$6,035

As of and for the six months ended June 30, 2013
Beginning balance	$4,759
Charge-offs	(5,650)
Recoveries	—
Provisions	6,926
Ending balance	$6,035

Ending balances as of June 30, 2013: Allowance for loan losses

Individually evaluated for impairment	$5,583
Collectively evaluated for impairment	452
Loans acquired with deteriorated credit quality	17

Loans receivable as of June 30, 2013:

Ending balance – total	$240,279

Ending balances as of June 30, 2013: Loans

Individually evaluated for impairment	$74,690
Collectively evaluated for impairment	165,589
Loans acquired with deteriorated credit quality	3,340

Index

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2012.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2012
Beginning balance	$5,808
Charge-offs	(10,728)
Recoveries	—
Provisions	9,679
Ending balance	$4,759

Ending balances as of December 31, 2012: Allowance for loan losses

Individually evaluated for impairment	$4,459
Collectively evaluated for impairment	300
Loans acquired with deteriorated credit quality	17

Loans receivable as of December 31, 2012:

Ending balance – total	$282,314

Ending balances as of December 31, 2012: Loans

Individually evaluated for impairment	$74,914
Collectively evaluated for impairment	207,400
Loans acquired with deteriorated credit quality	4,825

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and six months ended June 30, 2012.

($ in thousands)	Covered Loans

As of and for the three months ended June 30, 2012
Beginning balance	$6,372
Charge-offs	(1,714)
Recoveries	—
Provisions	1,273
Ending balance	$5,931

As of and for the six months ended June 30, 2012
Beginning balance	$5,808
Charge-offs	(4,148)
Recoveries	—
Provisions	4,271
Ending balance	$5,931

Ending balances as of June 30, 2012: Allowance for loan losses

Individually evaluated for impairment	$5,931
Collectively evaluated for impairment	—
Loans acquired with deteriorated credit quality	17

Loans receivable as of June 30, 2012:

Ending balance – total	$322,895

Ending balances as of June 30, 2012: Loans

Individually evaluated for impairment	$42,598
Collectively evaluated for impairment	280,297
Loans acquired with deteriorated credit quality	4,819

Index

The following table presents the Company’s impaired loans as of June 30, 2013.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	—
Commercial - secured	844	1,066	—	281
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	5,977	6,705	—	3,935

Real estate – residential, farmland, and multi-family	1,522	1,605	—	1,040

Real estate – home equity lines of credit	—	—	—	—

Real estate – commercial	11,729	14,730	—	8,309

Consumer	—	—	—	—
Total non-covered impaired loans with no allowance	$20,072	24,106	—	13,565

Total covered impaired loans with no allowance	$43,708	82,622	—	41,251

Total impaired loans with no allowance recorded	$63,780	106,728	—	54,816

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$66	66	48	133
Commercial - secured	2,924	3,326	819	2,568
Secured by inventory and accounts receivable	405	432	377	148

Real estate – construction, land development & other land loans	5,103	6,969	1,455	5,600

Real estate – residential, farmland, and multi-family	28,728	29,309	2,210	26,974

Real estate – home equity lines of credit	1,519	1,802	89	1,555

Real estate – commercial	8,855	9,557	863	11,163

Consumer	773	1,118	99	1,502
Total non-covered impaired loans with allowance	$48,373	52,579	5,960	49,643

Total covered impaired loans with allowance	$13,428	15,494	4,700	14,714

Total impaired loans with an allowance recorded	$61,801	68,073	10,660	64,357

Interest income recorded on non-covered and covered impaired loans during the six months ended June 30, 2013 is considered insignificant.

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Cash secured loans.
2	Non-cash secured loans that have no minor or major exceptions to the lending guidelines.
3	Non-cash secured loans that have no major exceptions to the lending guidelines.
Weak Pass:
4	Non-cash secured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated.
Watch or Standard:
9	Loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances. This category also includes all loans to insiders and any other loan that management elects to monitor on the watch list.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of June 30, 2013.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$6,585	27,158	10	1,073	949	66	35,841
Commercial - secured	31,523	77,010	535	3,915	5,027	2,270	120,280
Secured by inventory and accounts receivable	2,233	14,147	231	2,228	1,666	36	20,541

Real estate – construction, land development & other land loans	29,496	171,173	2,619	10,453	9,203	9,408	232,352

Real estate – residential, farmland, and multi-family	247,194	517,930	6,198	33,761	29,137	15,840	850,060

Real estate – home equity lines of credit	120,662	66,336	1,408	5,783	2,573	1,519	198,281

Real estate - commercial	100,233	516,284	17,002	22,878	11,783	12,427	680,607

Consumer	25,171	23,680	82	953	795	772	51,453
Total	$563,097	1,413,718	28,085	81,044	61,133	42,338	2,189,415
Unamortized net deferred loan costs							1,168
Total non-covered loans							$2,190,583

Total covered loans	$31,985	99,378	—	9,968	48,602	50,346	240,279

Total loans	$595,082	1,513,096	28,085	91,012	109,735	92,684	2,430,862

At June 30, 2013, there was an insignificant amount of loans that were graded “8” with an accruing status.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2012.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$10,283	24,031	10	472	583	307	35,686
Commercial - secured	32,196	72,838	1,454	3,676	1,150	2,398	113,712
Secured by inventory and accounts receivable	2,344	18,126	248	491	117	17	21,343

Real estate – construction, land development & other land loans	31,582	163,588	3,830	9,045	3,709	6,354	218,108

Real estate – residential, farmland, and multi-family	249,313	499,922	7,154	29,091	24,330	9,629	819,439

Real estate – home equity lines of credit	125,310	66,412	2,160	3,526	1,850	1,622	200,880

Real estate - commercial	123,814	449,316	21,801	14,050	9,074	9,885	627,940

Consumer	27,826	23,403	77	954	629	2,822	55,711
Total	$602,668	1,317,636	36,734	61,305	41,442	33,034	2,092,819
Unamortized net deferred loan costs							1,324
Total non-covered loans							$2,094,143

Total covered loans	$42,935	124,451	—	7,569	73,868	33,491	282,314

Total loans	$645,603	1,442,087	36,734	68,874	115,310	66,525	2,376,457

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

The vast majority of the Company’s troubled debt restructurings modified during the three and six months ended June 30, 2013 related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three and six months ended June 30, 2013.

($ in thousands)	For the three months ended June 30, 2013
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – residential, farmland, and multi-family	3	$574	$576
Real estate – commercial	1	103	103

Non-covered TDRs – Nonaccrual	—	—	—

Total non-covered TDRs arising during period	4	677	679

Total covered TDRs arising during period– Accruing	3	$312	$311
Total covered TDRs arising during period – Nonaccrual	—	—	—

Total TDRs arising during period	7	$989	$990

($ in thousands)	For the six months ended June 30, 2013
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – residential, farmland, and multi-family	9	$1,082	$1,084
Real estate – commercial	2	164	164
Consumer	1	14	14

Non-covered TDRs - Nonaccrual
Real estate – residential, farmland, and multi-family	3	209	209

Total non-covered TDRs arising during period	15	1,469	1,471

Total covered TDRs arising during period– Accruing	4	$359	$351
Total covered TDRs arising during period – Nonaccrual	—	—	—

Total TDRs arising during period	19	$1,828	$1,822

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three and six months ended June 30, 2012.

($ in thousands)	For the three months ended June 30, 2012
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – construction, land development & other land loans	1	$300	$300
Real estate – residential, farmland, and multi-family	1	303	303

Non-covered TDRs – Nonaccrual
Real estate – construction, land development & other land loans	1	238	238

Total non-covered TDRs arising during period	3	841	841

Total covered TDRs arising during period– Accruing	3	$5,428	$5,428
Total covered TDRs arising during period – Nonaccrual	—	—	—

Total TDRs arising during period	6	$6,269	$6,269

($ in thousands)	For the six months ended June 30, 2012
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – construction, land development & other land loans	1	$300	$300
Real estate – residential, farmland, and multi-family	1	303	303

Non-covered TDRs – Nonaccrual
Real estate – construction, land development & other land loans	1	238	238

Total non-covered TDRs arising during period	3	841	841

Total covered TDRs arising during period– Accruing	6	$7,526	$7,526
Total covered TDRs arising during period – Nonaccrual	—	—	—

Total TDRs arising during period	9	$8,367	$8,367

Index

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three and six months ended June 30, 2013 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended June 30, 2013		For the six months ended June 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Non-covered accruing TDRs that subsequently defaulted
Real estate – construction, land development & other land loans	1	$342	1	$342
Real estate – residential, farmland, and multi-family	—	—	1	252

Total non-covered TDRs that subsequently defaulted	1	$342	2	$594

Total accruing covered TDRs that subsequently defaulted	—	$—	1	$3,501

Total accruing TDRs that subsequently defaulted	1	$342	3	$4,095

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three and six months ended June 30, 2012 are presented in the table below.

($ in thousands)	For the three months ended June 30, 2012		For the six months ended June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Non-covered accruing TDRs that subsequently defaulted	—	$—	—	$—

Total non-covered TDRs that subsequently defaulted	—	$—	—	$—

Total accruing covered TDRs that subsequently defaulted	1	$439	1	$439

Total accruing TDRs that subsequently defaulted	1	$439	1	$439

Note 9 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $1,168,000, $1,324,000, and $1,376,000 at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

Index

Note 10 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 40 of the Company’s 2012 Annual Report on Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Receivable related to loss claims incurred, not yet reimbursed	$40,401	33,040	18,574
Receivable related to estimated future claims on loans	45,866	62,044	79,308
Receivable related to estimated future claims on foreclosed real estate	6,683	7,475	19,020
FDIC indemnification asset	$92,950	102,559	116,902

The following presents a rollforward of the FDIC indemnification asset since December 31, 2012.

($ in thousands)

Balance at December 31, 2012	$102,559
Increase related to unfavorable changes in loss estimates	9,514
Increase related to reimbursable expenses	2,365
Cash received from FDIC	(12,018)
Accretion of loan discount	(8,216)
Other	(1,254)
Balance at June 30, 2013	$92,950

Note 11 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2013, December 31, 2012, and June 30, 2012 and the carrying amount of unamortized intangible assets as of those same dates. In the first quarter of 2013, the Company recorded a core deposit premium intangible of $586,000 in connection with the acquisition of two branches, which is being amortized on a straight-line basis over the estimated life of the related deposits of seven years.

	June 30, 2013		December 31, 2012		June 30, 2012
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Customer lists	$678	439	678	417	678	387
Core deposit premiums	8,560	5,525	7,974	5,128	7,867	4,707
Total	$9,238	5,964	8,652	5,545	8,545	5,094

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $220,000 and $223,000 for the three months ended June 30, 2013 and 2012, respectively. Amortization expense totaled $419,000 and $446,000 for the six months ended June 30, 2013 and 2012, respectively.

Index

The following table presents the estimated amortization expense for the last two quarters of calendar year 2013 and for each of the four calendar years ending December 31, 2017 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
July 1 to December 31, 2013	$441
2014	777
2015	721
2016	654
2017	404
Thereafter	277
Total	$3,274

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

The Company recorded pension income totaling $190,000 for the three months ended June 30, 2013, which primarily related to investment income from the Pension Plan’s assets. For the three months ended June 30, 2012, the Company recorded pension expense totaling $619,000 related to the Pension Plan and the SERP. The following table contains the components of the pension (income) expense.

	For the Three Months Ended June 30,
	2013	2012	2013	2012	2013 Total	2012 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	457	—	76	—	533
Interest cost	302	363	67	70	369	433
Expected return on plan assets	(574)	(492)	—	—	(574)	(492)
Amortization of transition obligation	—	1	—	—	—	1
Amortization of net (gain)/loss	15	136	—	—	15	136
Amortization of prior service cost	—	3	—	5	—	8
Net periodic pension cost	$(257)	468	67	151	(190)	619

The Company recorded pension income totaling $327,000 for the six months ended June 30, 2013, which primarily related to investment income from the Pension Plan’s assets. For the six months ended June 30, 2012, the Company recorded pension expense totaling $1,658,000 related to the Pension Plan and the SERP. The following table contains the components of the pension (income) expense.

	For the Six Months Ended June 30,
	2013	2012	2013	2012	2013 Total	2012 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	1,061	—	170	—	1,231
Interest cost	680	799	134	157	814	956
Expected return on plan assets	(1,159)	(984)	—	—	(1,159)	(984)
Amortization of transition obligation	—	2	—	—	—	2
Amortization of net (gain)/loss	18	403	—	34	18	437
Amortization of prior service cost	—	6	—	10	—	16
Net periodic pension cost	$(461)	1,287	134	371	(327)	1,658

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

($ in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Unrealized gain (loss) on securities available for sale	$1,123	3,290	4,348
Deferred tax asset (liability)	(438)	(1,283)	(1,694)
Net unrealized gain (loss) on securities available for sale	685	2,007	2,654

Additional pension liability	(3,561)	(3,579)	(17,879)
Deferred tax asset	1,389	1,396	7,064
Net additional pension liability	(2,172)	(2,183)	(10,815)

Total accumulated other comprehensive income (loss)	$(1,487)	(176)	(8,161)

The following table discloses the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2013 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Liability	Total
Beginning balance at January 1, 2013	$2,007	(2,183)	(176)
Other comprehensive income (loss) before reclassifications	(1,322)	—	(1,322)
Amounts reclassified from accumulated other comprehensive income	—	11	11
Net current-period other comprehensive income (loss)	(1,322)	11	(1,311)

Ending balance at June 30, 2013	$685	(2,172)	(1,487)

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

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2013. The impaired loans shown below are those in which the value is based on the underlying collateral value.

($ in thousands)
Description of Financial Instruments	Fair Value at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$14,459	—	14,459	—
Mortgage-backed securities	164,527	—	164,527	—
Corporate bonds	3,656	—	3,656	—
Equity securities	3,992	—	3,992	—
Total available for sale securities	$186,634	—	186,634	—

Nonrecurring
Impaired loans – covered	$23,238	—	—	23,238
Impaired loans – non-covered	14,491	—	—	14,491
Foreclosed real estate – covered	32,005	—	—	32,005
Foreclosed real estate – non-covered	15,425	—	—	15,425

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

Securities Available for Sale — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy. Most of the fair values for the Company’s Level 2 securities are determined by our third-party securities portfolio manager using matrix pricing. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. For the Company, Level 2 securities include mortgage-backed securities, collateralized mortgage obligations, government-sponsored enterprise securities, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at June 30, 2013	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$23,238	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	14,491	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-20%
Foreclosed real estate – covered	32,005	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	15,425	Appraised value	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-40%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three or six months ended June 30, 2013 or 2012.

For the six months ended June 30, 2013, the decrease in the fair value of securities available for sale was $2,166,000, which is included in other comprehensive income (net of tax benefit of $844,000). For the six months ended June 30, 2012, the increase in the fair value of securities available for sale was $452,000, which is included in other comprehensive loss (net of tax expense of $175,000). Fair value measurement methods at June 30, 2013 and 2012 are consistent with those used in prior reporting periods.

The carrying amounts and estimated fair values of financial instruments at June 30, 2013 and December 31, 2012 are as follows:

		June 30, 2013		December 31, 2012
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$82,798	82,798	96,588	96,588
Due from banks, interest-bearing	Level 1	154,199	154,199	144,919	144,919
Federal funds sold	Level 1	603	603	—	—
Securities available for sale	Level 2	186,634	186,634	167,352	167,352
Securities held to maturity	Level 2	54,361	58,376	56,064	61,496
Presold mortgages in process of settlement	Level 1	4,552	4,552	8,490	8,490
Loans – non-covered, net of allowance	Level 3	2,145,767	2,087,933	2,052,500	1,998,620
Loans – covered, net of allowance	Level 3	234,244	234,244	277,555	277,555
Loans held for sale	Level 2	—	—	30,393	30,393
Accrued interest receivable	Level 1	9,780	9,780	10,201	10,201
FDIC indemnification asset	Level 3	92,950	90,180	102,559	100,396
Bank-owned life insurance	Level 1	43,276	43,276	27,857	27,857

Deposits	Level 2	2,818,353	2,820,238	2,821,360	2,823,989
Borrowings	Level 2	46,394	34,796	46,394	20,981
Accrued interest payable	Level 2	1,071	1,071	1,299	1,299

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

The Series B preferred stock qualifies as Tier 1 capital. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series B preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL”. For the first nine quarters after issuance, the dividend rate can range from one percent (1%) to five percent (5%) per annum based upon the increase in QSBL as compared to the baseline. For quarters subsequent to the issuance in 2011, the Company has paid a dividend rate ranging from 3.0% to 5.0%. Based upon an increase in the level of QSBL over the baseline level calculated under the terms of the related purchase agreement, the dividend rate for the next dividend period (which will end on September 30, 2013) is expected to be 1.0%, subject to confirmation by Treasury. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of QSBL compared to the baseline. After four and one half years from the issuance, the dividend rate will increase to nine percent (9%). Subject to regulatory approval, the Company is generally permitted to redeem the Series B preferred shares at par plus unpaid dividends.

Index

For the first six months of 2013 and 2012, the Company accrued approximately $345,000 and $1,589,000 in preferred dividend payments for the Series B Preferred Stock, respectively. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

During the first six months of 2013, the Company accrued approximately $117,000 in preferred dividend payments for the Series C Preferred Stock.

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

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses and the corresponding FDIC indemnification asset:

($ in thousands)
At June 30, 2013	Cooperative Single Family Loss Share Loans	Cooperative Non-Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Bank of Asheville Non-Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/19/2019	6/19/2014	1/21/2021	1/21/2016

Nonaccrual covered loans
Unpaid principal balance	$16,511	64,961	953	8,061	90,486
Carrying value prior to loan discount*	16,086	42,960	834	5,914	65,794
Loan discount	3,174	9,968	456	1,850	15,448
Net carrying value	12,912	32,992	378	4,064	50,346
Allowance for loan losses	1,577	2,569	17	218	4,381
Indemnification asset recorded	3,801	10,030	378	1,654	15,863

All other covered loans
Unpaid principal balance	128,628	43,820	12,986	42,842	228,276
Carrying value prior to loan discount*	128,565	43,468	12,959	42,822	227,814
Loan discount	17,570	4,443	3,822	12,046	37,881
Net carrying value	110,995	39,025	9,137	30,776	189,933
Allowance for loan losses	—	1,654	—	—	1,654
Indemnification asset recorded	14,056	3,554	3,058	9,637	30,305

All covered loans
Unpaid principal balance	145,139	108,781	13,939	50,903	318,762
Carrying value prior to loan discount*	144,651	86,428	13,793	48,736	293,608
Loan discount	20,744	14,411	4,278	13,896	53,329
Net carrying value	123,907	72,017	9,515	34,840	240,279
Allowance for loan losses	1,577	4,223	17	218	6,035
Indemnification asset recorded	17,857	13,584	3,436	11,291	46,168

			Present Value Adjustment		(302)

* Reflects partial charge-offs		Total indemnification asset recorded related to loans			$45,866

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

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders amounted to $5.4 million, or $0.27 per diluted common share, for the three months ended June 30, 2013 compared to $2.5 million, or $0.15 per diluted common share, recorded in the second quarter of 2012. For the six months ended June 30, 2013, the Company recorded net income available to common shareholders of $8.2 million, or $0.41 per diluted common share, compared to a net loss of $3.5 million, or ($0.21) per diluted common share, for the six months ended June 30, 2012. The higher earnings were primarily a result of lower provisions for loan losses and lower foreclosed property losses and write-downs recorded during 2013, as well as higher net interest income.

Net Interest Income and Net Interest Margin

Net interest income for the second quarter of 2013 amounted to $35.6 million, an 8.0% increase from the $33.0 million recorded in the second quarter of 2012. Net interest income for the six months ended June 30, 2013 amounted to $67.5 million, a 3.8% increase from the $65.0 million recorded in the comparable period of 2012.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) in the second quarter of 2013 was 5.10% compared to 4.68% for the second quarter of 2012. For the six month period ended June 30, 2013, our net interest margin was 4.90% compared to 4.64% for the same period in 2012. The 5.10% margin realized in the second quarter of 2013 was a 41 basis point increase from the 4.69% net interest margin realized in the first quarter of 2013. The higher margins were primarily a result of higher amounts of discount accretion on loans purchased in failed-bank acquisitions recognized during the respective periods, as well as lower overall funding costs. Loan discount accretion amounted to $6.6 million in the second quarter of 2013 compared to $3.3 million in the second quarter of 2012. Loan discount accretion amounted to $10.3 million for the six months ended June 30, 2013 compared to $5.9 million for the six months ended June 30, 2012. The higher loan discount accretion was primarily due to continued resolution of the commercial loan portfolio assumed in the 2009 failed-bank acquisition of Cooperative Bank.

Our cost of funds has steadily declined from 0.62% in the second quarter of 2012 to 0.41% in the second quarter of 2013.

Provision for Loan Losses and Asset Quality

We recorded total provisions for loan losses of $5.6 million in the second quarter of 2013 compared to $6.5 million for the second quarter of 2012. For the six months ended June 30, 2013, we recorded total provisions for loans losses of $16.7 million compared to $28.0 million for the same period of 2012. The decrease in 2013 was primarily the result of an elevated provision for loan losses on non-covered loans recorded in the first quarter of 2012 – see explanation of the terms “covered” and “non-covered” in the section below entitled “Note Regarding Components of Earnings.”

Total non-covered nonperforming assets amounted to $79.1 million at June 30, 2013 (2.66% of total non-covered assets), which compares to $106.1 million at December 31, 2012 and $132.5 million at June 30, 2012. The decrease in 2013 compared to both periods in 2012 was due primarily to a combination of loan sales and foreclosed property write-downs that occurred in the fourth quarter of 2012 and the first quarter of 2013, as discussed in the following paragraph.

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

Index

Non-covered nonaccrual loans increased from $33.0 million at December 31, 2012 to $42.3 million at June 30, 2013, due primarily to several larger credits that deteriorated during the first and second quarters of 2013. Non-covered foreclosed real estate decreased from $26.3 million at December 31, 2012 to $15.4 million at June 30, 2013 as a result of strong sales activity during the first half of 2013, which was consistent with our intent discussed above to accelerate the disposition of foreclosed properties.

Total covered nonperforming assets have steadily declined in the past year, amounting to $89.1 million at June 30, 2013 compared to $96.2 million at December 31, 2012 and $129.0 million at June 30, 2012. Within this category, foreclosed real estate declined from $70.9 million at June 30, 2012 to $32.0 million at June 30, 2013. The Company is experiencing increased property sales activity, particularly along the North Carolina coast, which is where most of the Company’s covered foreclosed properties are located. Covered nonaccrual loans increased from $33.5 million at December 31, 2012 to $50.3 million at June 30, 2013, due primarily to several large loans that deteriorated during the first quarter of 2013.

Noninterest Income

Total noninterest income for the second quarter of 2013 was $4.5 million compared to $1.8 million for the same period of 2012. For the six months ended June 30, 2013, noninterest income amounted to $11.6 million compared to $7.1 million for the six months ended June 30, 2012.

Core noninterest income for the second quarter of 2013 was $7.2 million, an increase of 15.9% over the $6.2 million reported for the second quarter of 2012. For the first six months of 2013, core noninterest income amounted to $13.7 million, a 13.3% increase from the $12.1 million recorded in the comparable period of 2012. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from sales of insurance and financial products, and v) bank-owned life insurance income. The largest component of the increases in core noninterest income was in the amount of fees from presold mortgages we recorded. The increase in these fees was due to high mortgage loan refinancing activity, as well as increased volume resulting from additional mortgage loan personnel added in recent quarters.

Noncore components of noninterest income resulted in net losses of $2.7 million in the second quarter of 2013 compared to net losses of $4.4 million in the second quarter of 2012. For the six months ended June 30, 2013 and 2012, we recorded net losses of $2.1 million and $4.9 million, respectively, related to the noncore components of noninterest income. The largest variances related to foreclosed property gains/losses and indemnification asset income (expense).

Noninterest Expenses

Noninterest expenses amounted to $25.8 million in the second quarter of 2013 compared to $23.4 million recorded in the second quarter of 2012. Noninterest expenses for the six months ended June 30, 2013 amounted to $49.0 million compared to $47.8 million recorded in the first half of 2012.

During the second quarter of 2013, we accrued approximately $1.6 million in severance expenses (included in “other operating expenses”) due to the separation from service of several employees during the quarter, including the Company’s former chief executive officer.

We also experienced declines in employee benefit expense as a result of freezing two defined benefit pension plans on December 31, 2012. We recorded pension income of $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively, compared to pension expense of $0.6 million and $1.7 million for the three and six months ended June 30, 2012, respectively.

Index

Balance Sheet and Capital

Total assets at June 30, 2013 amounted to $3.2 billion, a 2.4% decrease from a year earlier. Total loans at June 30, 2013 amounted to $2.4 billion, a 0.3% decrease from a year earlier, and total deposits amounted to $2.8 billion at June 30, 2013, a 0.7% decrease from a year earlier.

The decrease in loans over the past year was a result of the loan sale previously discussed, as well as the progressive decline in the amount of covered loans. Partially offsetting the decrease was internal loan growth, as well as $16 million in loans added in a branch acquisition discussed below. Excluding the acquired loans, the Company’s non-covered loans have increased by $80 million since December 31, 2012, representing annualized growth of 7.7%. We are seeing improved loan demand as the economy in our market areas improves.

The overall decrease in deposits over the past year was a result of declines in all time deposit categories, including brokered deposits, internet deposits, and all other time deposits. The decrease in loans and strong growth in transaction deposit accounts allowed us to lessen our reliance on time deposits, which is typically our highest cost of funds.

As previously reported, during the first quarter of 2013, we completed the acquisition of two branches from Four Oaks Bank & Trust Company, which resulted in the addition of $16 million in loans and $57 million in deposits.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at June 30, 2013 of 16.58% compared to the 10.00% minimum required to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 6.93% at June 30, 2013, an increase of 57 basis points from a year earlier, which is primarily due to the Company’s capital raise that occurred in the fourth quarter of 2012.

Note Regarding Components of Earnings

Our results of operation are significantly affected by the on-going accounting for two FDIC-assisted failed bank acquisitions. In the discussion above and elsewhere in this document, the term “covered” is used to describe assets included as part of FDIC loss share agreements, which generally result in the FDIC reimbursing the Company for 80% of losses incurred on those assets. The term “non-covered” refers to the Company’s legacy assets, which are not included in any type of loss share arrangement.

For covered loans that deteriorate in terms of repayment expectations, we record immediate allowances through the provision for loan losses. For covered loans that experience favorable changes in credit quality compared to what was expected at the acquisition date, including loans that payoff, we record positive adjustments to interest income over the life of the respective loan – also referred to as loan discount accretion. For covered foreclosed properties that are sold at gains or losses or that are written down to lower values, we record the gains/losses within noninterest income.

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

Index

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended June 30, 2013 amounted to $35.6 million, an increase of $2.7 million, or 8.0%, from the $33.0 million recorded in the second quarter of 2012. Net interest income on a tax-equivalent basis for the three month period ended June 30, 2013 amounted to $36.0 million, an increase of $2.6 million, or 7.9%, from the $33.3 million recorded in the second quarter of 2012. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended June 30,
($ in thousands)	2013	2012
Net interest income, as reported	$35,602	32,951
Tax-equivalent adjustment	373	387
Net interest income, tax-equivalent	$35,975	33,338

Net interest income for the six month period ended June 30, 2013 amounted to $67.5 million, an increase of $2.5 million, or 3.8%, from the $65.0 million recorded in the first half of 2012. Net interest income on a tax-equivalent basis for the six month period ended June 30, 2013 amounted to $68.3 million, an increase of $2.5 million, or 3.7%, from the $65.8 million recorded in the comparable period of 2012.

	Six Months Ended June 30,
($ in thousands)	2013	2012
Net interest income, as reported	$67,523	65,042
Tax-equivalent adjustment	745	774
Net interest income, tax-equivalent	$68,268	65,816

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three and six months ended June 30, 2013, the higher net interest income compared to the same periods of 2012 was due to higher net interest margins (see discussion below), which was partially offset by declines in interest-earning assets (primarily average loan balances) for the periods presented.

Index

The following tables presents net interest income analysis on a tax-equivalent basis for the periods indicated.

	For the Three Months Ended June 30,
	2013			2012
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,409,037	6.17%	$37,030	$2,438,471	5.88%	$35,636
Taxable securities	178,566	1.85%	824	164,053	2.82%	1,149
Non-taxable securities (2)	54,950	6.20%	850	56,650	6.23%	878
Short-term investments, principally federal funds	184,618	0.38%	173	204,692	0.35%	178
Total interest-earning assets	2,827,171	5.52%	38,877	2,863,866	5.31%	37,841

Cash and due from banks	80,751			56,310
Premises and equipment	78,039			73,096
Other assets	258,814			320,492
Total assets	$3,244,775			$3,313,764

Liabilities
Interest bearing checking	$524,930	0.10%	$131	$454,923	0.17%	$190
Money market deposits	566,147	0.16%	220	536,288	0.37%	491
Savings deposits	167,181	0.07%	30	159,850	0.20%	78
Time deposits >$100,000	632,488	0.98%	1,546	733,630	1.14%	2,085
Other time deposits	486,157	0.59%	719	559,810	0.84%	1,169
Total interest-bearing deposits	2,376,903	0.45%	2,646	2,444,501	0.66%	4,013
Securities sold under agreements to repurchase	—	—%	—	—	—%	—
Borrowings	46,394	2.21%	256	127,878	1.54%	490
Total interest-bearing liabilities	2,423,297	0.48%	2,902	2,572,379	0.70%	4,503

Noninterest bearing checking	441,344			367,172
Other liabilities	18,910			31,861
Shareholders’ equity	361,224			342,352
Total liabilities and shareholders’ equity	$3,244,775			$3,313,764

Net yield on interest-earning assets and net interest income		5.10%	$35,975		4.68%	$33,338
Interest rate spread		5.04%			4.61%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $373,000 and $387,000 in 2013 and 2012, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Six Months Ended June 30,
	2013			2012
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,395,949	5.94%	$70,581	$2,434,682	5.84%	$70,678
Taxable securities	171,425	2.03%	1,729	165,190	2.93%	2,407
Non-taxable securities (2)	55,449	6.19%	1,701	57,123	6.19%	1,758
Short-term investments, principally federal funds	186,135	0.35%	327	198,424	0.32%	317
Total interest-earning assets	2,808,958	5.34%	74,338	2,855,419	5.29%	75,160

Cash and due from banks	80,916			57,532
Premises and equipment	76,647			72,397
Other assets	270,098			322,570
Total assets	$3,236,619			$3,307,918

Liabilities
Interest bearing checking	$522,933	0.11%	$293	$446,668	0.18%	$396
Money market deposits	563,175	0.19%	526	528,648	0.39%	1,019
Savings deposits	164,792	0.09%	72	156,359	0.25%	193
Time deposits >$100,000	643,209	0.99%	3,159	739,245	1.16%	4,260
Other time deposits	491,093	0.62%	1,508	567,346	0.86%	2,438
Total interest-bearing deposits	2,385,202	0.47%	5,558	2,438,266	0.69%	8,306
Securities sold under agreements to repurchase	—	−%	—	3,353	0.24%	4
Borrowings	46,394	2.23%	512	129,206	1.61%	1,034
Total interest-bearing liabilities	2,431,596	0.50%	6,070	2,570,825	0.73%	9,344

Noninterest bearing checking	425,544			357,326
Other liabilities	19,186			34,494
Shareholders’ equity	360,293			345,273
Total liabilities and shareholders’ equity	$3,236,619			$3,307,918

Net yield on interest-earning assets and net interest income		4.90%	$68,268		4.64%	$65,816
Interest rate spread		4.84%			4.56%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $745,000 and $774,000 in 2013 and 2012, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the second quarter of 2013 were $2.409 billion, which was 1.2% less than the average loans outstanding for the second quarter of 2012 ($2.438 billion). Average loans outstanding for the six months ended June 30, 2013 were $2.396 billion, which was 1.6% less than the average loans outstanding for the six months ended June 30, 2012 ($2.435 billion). The lower amount of average loans outstanding in 2013 is primarily due to 1) the sale of approximately $68 million in non-covered higher-risk loans during January 2013 and 2) the resolution of $83 million in covered loans within our “covered loan” portfolio since June 30, 2012. Resolution of covered loans includes foreclosure, charge-off, or repayment. Partially offsetting these decreases was internal loan growth, as well as loans added in a branch acquisition.

The mix of our loan portfolio remained substantially the same at June 30, 2013 compared to December 31, 2012, with approximately 90% of our loans being real estate loans, 7% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the second quarter of 2013 were $2.818 billion, which was 0.2% greater than the average deposits outstanding for the second quarter of 2012 ($2.812 billion). Average deposits outstanding for the six months ended June 30, 2013 were $2.811 billion, which was 0.5% greater than the average deposits outstanding for the six months ended June 30, 2012 ($2.796 billion). We experienced strong growth in our transaction deposit accounts, which we define as noninterest bearing checking, interest bearing checking, money market and savings accounts. Average transaction deposit accounts increased from $1.52 billion for the quarter ended June 30, 2012, to $1.70 billion for the quarter ended June 30, 2013, representing growth of $181 million, or 11.9%. With the lower amount of loans and the growth of our transaction deposit accounts, we were able to lessen our reliance on higher cost sources of funding, including time deposits and borrowings. Average time deposits declined from $1.29 billion for the quarter ended June 30, 2012, to $1.12 billion for the quarter ended June 30, 2013, a decrease of $175 million, or 13.5%. Average borrowings decreased from $127.9 million in the second quarter of 2012 to $46.4 million in the second quarter of 2013. The favorable change in the funding mix resulted in our average cost of interest bearing liabilities decreasing from 0.70% in the second quarter of 2012 to 0.48% in the second quarter of 2013. Our total cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.41% in the second quarter of 2013 compared to 0.62% in the second quarter of 2012.

Index

See additional information regarding changes in the Company’s loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the second quarter of 2013 was 5.10% compared to 4.68% for the second quarter of 2012. For the six month period ended June 30, 2013, our net interest margin was 4.90% compared to 4.64% for the same period in 2012. The higher margins were primarily a result of higher amounts of discount accretion on loans purchased in failed bank acquisitions (see discussion below), as well as the lower overall funding costs just discussed.

Our net interest margin benefitted from net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition in June 2009 and, to a lesser degree, the acquisition of The Bank of Asheville in January 2011. For the three months ended June 30, 2013 and 2012, we recorded $6,504,000 and $3,196,000, respectively, in net accretion of purchase accounting premiums/discounts, which increased net interest income. For the six months ended June 30, 2013 and 2012, we recorded $10,055,000 and $5,721,000, respectively, in net accretion of purchase accounting premiums/discounts. The following table presents the detail of the purchase accounting adjustments that impacted net interest income.

	For the Three Months Ended		For the Six Months Ended
$ in thousands	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Interest income – reduced by premium amortization on loans	$(116)	(116)	(232)	(232)
Interest income – increased by accretion of loan discount	6,612	3,290	10,270	5,868
Interest expense – reduced by premium amortization of deposits	8	22	17	55
Interest expense – reduced by premium amortization of borrowings	—	—	—	30
Impact on net interest income	$6,504	3,196	10,055	5,721

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded total provisions for loan losses of $5.6 million in the second quarter of 2013 compared to $6.5 million in the second quarter of 2012. For the six months ended June 30, 2013, we recorded total provisions for loans losses of $16.7 million compared to $28.0 million in the same period of 2012. As discussed below, the decrease in 2013 was primarily the result of an elevated provision for loan losses on non-covered loans recorded in the first quarter of 2012.

The provision for loan losses on non-covered loans amounted to $4.0 million in the second quarter of 2013 compared to $5.2 million in the second quarter of 2012. For the first six months of 2013, the provision for loan losses on non-covered loans amounted to $9.8 million compared to $23.8 million for the same period of 2012. The decrease for the six month period was primarily due to a high provision for loan losses recorded in the first quarter of 2012 that resulted from an internal review that applied more conservative assumptions to estimate the probable losses associated with some of our nonperforming loan relationships, which we believed could lead to a more timely resolution of the related credits. Many of these same loans were sold to a third party investor in January 2013, as discussed earlier.

The provision for loan losses on covered loans amounted to $1.5 million in the second quarter of 2013 compared to $1.3 million in the second quarter of 2012. For the six months ended June 30, 2013, the provision for loan losses on covered loans amounted to $6.9 million compared to $4.3 million for the same period of 2012. The increase for the six month period in 2013 was primarily the result of several large credits that deteriorated during the first quarter of 2013 and were placed on nonaccrual status.

Index

Total noninterest income was $4.5 million in the second quarter of 2013 compared to $1.8 million for the second quarter of 2012. Total noninterest income was $11.6 million for the first six months of 2013 compared to $7.1 million for the same period in 2012.

As presented in the table below, core noninterest income for the second quarter of 2013 was $7.2 million, an increase of 15.9% over the $6.2 million reported for the second quarter of 2012. Core noninterest income for the six months ended June 30, 2013 was $13.7 million, an increase of 13.3% over the $12.1 million reported for the comparable period in 2012. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from sales of insurance and financial products, and v) bank-owned life insurance income.

The following table presents our core noninterest income for the three and six month periods ending June 30, 2013 and 2012, respectively.

	For the Three Months Ended		For the Six Months Ended
$ in thousands	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Service charges on deposit accounts	$3,254	2,967	6,189	5,814
Other service charges, commissions, and fees	2,340	2,167	4,515	4,359
Fees from presold mortgages	820	489	1,567	900
Commissions from sales of insurance and financial products	579	432	978	815
Bank-owned life insurance income	212	162	420	173
Core noninterest income	$7,205	6,217	13,669	12,061

In the table above, service charges on deposit accounts have increased in 2013 compared to 2012 primarily as a result of increases in transaction deposit accounts, which have either monthly service charges or activity-based fees associated with them.

Other service charges, commissions, and fees have increased in 2013 compared to 2012 primarily as a result of higher debit card interchange fees. We earn a small fee each time a customer uses a debit card to make a purchase. Due to the growth in checking accounts and increased customer usage of debit cards, we have experienced increases in this line item.

Among the core noninterest income categories, fees from presold mortgages experienced the most significant increase. The increase in these fees was due to high mortgage loan refinancing activity, as well as increased volume from additional mortgage loan personnel we have added in recent quarters.

Commissions from sales of insurance and financial products have increased in 2013 compared to 2012 as a result of increased sales volume generated by additional personnel hired in our wealth management division over the past two years.

Bank-owned life insurance income increased in 2013 due to two large purchases. We purchased $25 million of bank-owned life insurance in April 2012 and another $15 million in June 2013.

Within the noncore components of noninterest income, we recorded net gains on non-covered foreclosed property of $0.8 million and $1.5 million for the three and six months ended June 30, 2013, respectively, compared to net losses of $1.3 million and $2.0 million for the same periods of 2012. Stabilization in real estate market values and lower carrying values following the December 2012 write-down discussed above impacted these variances.

We experienced lower losses on covered foreclosed properties during the three and six month periods ended June 30, 2013, amounting to $0.5 million and $5.1 million, respectively, compared to $6.6 million and $11.1 million during the comparable periods of 2012. The lower losses in 2013 were primarily a result of lower levels of covered foreclosed properties, as well as stabilization in real estate market values, particularly along the North Carolina coast, which is where most of our covered foreclosed properties are located.

As previously discussed, indemnification asset income (expense) is recorded to reflect additional (decreased) amounts expected to be received from the FDIC due to covered loan and foreclosed property losses arising during the period. In the second quarter of 2013, higher loan discount accretion and relatively low levels of loan and foreclosed property losses on covered assets resulted in a net reduction in the indemnification asset, which resulted in $3.4 million of indemnification asset expense compared to $3.6 million in indemnification asset income recorded in the second quarter of 2012. For the six months ended June 30, 2013, indemnification asset income amounted to $1.5 million compared to income of $7.7 million for the same period of 2012.

Index

During the first half of 2012, we recorded $0.4 million in gains on sales of approximately $9.6 million in available for sale securities. We recorded negligible gains on securities during the first six months of 2013.

Noninterest expenses amounted to $25.8 million in the second quarter of 2013 compared to $23.4 million recorded in the same period of 2012. Noninterest expenses for the six months ended June 30, 2013 amounted to $49.0 million compared to $47.8 million recorded in the first half of 2012.

Salaries expense was $11.0 million for the second quarter of 2013 compared to $10.2 million in the second quarter of 2012. Salaries expense amounted to $21.7 million for the first half of 2013 compared to $20.3 million for the comparable period of 2012. These increases are primarily associated with the hiring of additional employees in the mortgage and wealth management divisions and in order to build our infrastructure to prepare for future growth.

Employee benefits expense was $2.5 million in the second quarter of 2013 compared to $2.8 million in the second quarter of 2012. For the first six months of 2013, employee benefits expense was $5.2 million compared to $6.7 million for the same period in 2012. The decreases in 2013 primarily relate to declines in pension expense as a result of freezing the Company’s two defined benefit plans on December 31, 2012. We recorded pension income of $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively, compared to pension expense of $0.6 million and $1.7 million for the three and six months ended June 30, 2012, respectively. The pension income we recorded in 2013 relates to investment income from the pension plan’s assets.

Occupancy expense and equipment expense did not vary materially when comparing the three and six month periods ended June 30, 2013 to the comparable periods of 2012.

Other noninterest expenses amounted to $9.1 million and $7.5 million for the second quarters of 2013 and 2012, respectively, and $16.1 million and $14.7 million for the six month periods ended June 30, 2013 and 2012, respectively. The primary reason for the increases in both periods relates to higher severance expenses. In the second quarter of 2013, we accrued approximately $1.6 million in severance expenses due to separation of service of several employees during the quarter, including the Company’s former chief executive officer. In 2012, severance expense amounted to $0.4 million, which was recorded in the first quarter of 2012.

For the second quarter of 2013, the provision for income taxes was $3.2 million, an effective tax rate of 36.1%, compared to $1.5 million for the same period of 2012, which was an effective tax rate of 31.5%. The higher effective tax rate in 2013 was due to lower tax-exempt interest income in relation to taxable income.

For the first six months of 2013, the provision for income taxes was $4.7 million, an effective tax rate of 35.2%. We recorded an income tax benefit of $1.8 million for the first six months of 2012 due to the net loss reported for the period.

We accrued preferred stock dividends of $0.2 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively. For the first six months of 2013 and 2012, we accrued preferred stock dividends of $0.5 million and $1.6 million, respectively. These amounts are deducted from net income in computing “net income available to common shareholders.”  The decrease in preferred dividends in 2013 is a result of a favorable dividend rate variance related to the SBLF preferred stock that was issued in September 2011. The dividend rate can range from 1% to 5% per anum based upon changes in our level of “Qualified Small Business Lending” (“QSBL”).  We have been able to continually increase our levels of QSBL since 2011 and as a result, our dividend rate has steadily decreased from 5.0% in the first half of 2012 to 1.0% in the second quarter of 2013. We expect our preferred stock dividend rate to remain at an annualized rate of 1.0% for the remainder of 2013.

The Consolidated Statements of Comprehensive Income (Loss) reflect other comprehensive losses of $1,125,000 and $1,311,000 during the three and six months ended June 30, 2013, respectively, compared to other comprehensive income of $171,000 and $521,000 during the three and six months ended June 30, 2012, respectively. The primary component of other comprehensive income (loss) for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. The market yields for fixed rate bonds increased in June 2013, which had an unfavorable impact on a substantial portion of our available for sale securities portfolio. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at June 30, 2013 amounted to $3.25 billion, 2.4% lower than a year earlier. Total loans at June 30, 2013 amounted to $2.43 billion, a 0.3% decrease from a year earlier, and total deposits amounted to $2.82 billion, a 0.7% decrease from a year earlier.

The following table presents information regarding the nature of our growth for the twelve months ended June 30, 2013 and for the first six months of 2013.

July 1, 2012 to June 30, 2013	Balance at beginning of period	Internal Growth, net (1)	Growth from Acquisitions	Loans Transferred to Held for Sale	Balance at end of period	Total percentage growth	Internal percentage growth (1)
		($ in thousands)

Loans – Non-covered	$2,114,906	127,485	16,425	(68,233)	2,190,583	3.6%	6.0%
Loans – Covered	322,895	(82,616)	—	—	240,279	-25.6%	-25.6%
Total loans	$2,437,801	44,869	16,425	(68,233)	2,430,862	-0.3%	1.8%

Deposits – Noninterest bearing checking	$381,353	66,577	6,855	—	454,785	19.3%	17.5%
Deposits – Interest bearing checking	472,342	66,170	7,691	—	546,203	15.6%	14.0%
Deposits – Money market	541,319	13,417	5,876	—	560,612	3.6%	2.5%
Deposits – Savings	160,137	4,656	1,704	—	166,497	4.0%	2.9%
Deposits – Brokered	152,087	(42,577)	—	—	109,510	-28.0%	-28.0%
Deposits – Internet time	23,439	(16,592)	—	—	6,847	-70.8%	-70.8%
Deposits – Time>$100,000	557,828	(83,116)	27,099	—	501,811	-10.0%	-14.9%
Deposits – Time<$100,000	549,793	(95,229)	17,524	—	472,088	-14.1%	-17.3%
Total deposits	$2,838,298	(86,694)	66,749	—	2,818,353	-0.7%	-3.1%

January 1, 2013 to June 30, 2013
Loans – Non-covered	$2,094,143	80,015	16,425	—	2,190,583	4.6%	3.8%
Loans – Covered	282,314	(42,035)	—	—	240,279	-14.9%	-14.9%
Total loans	$2,376,457	37,980	16,425	—	2,430,862	2.3%	1.6%

Deposits – Noninterest bearing checking	$413,195	35,025	6,565	—	454,785	10.1%	8.5%
Deposits – Interest bearing checking	519,573	18,972	7,658	—	546,203	5.1%	3.7%
Deposits – Money market	551,209	7,531	1,872	—	560,612	1.7%	1.4%
Deposits – Savings	158,578	6,338	1,581	—	166,497	5.0%	4.0%
Deposits – Brokered	130,836	(21,326)	—	—	109,510	-16.3%	-16.3%
Deposits – Internet time	10,060	(3,213)	—	—	6,847	-31.9%	-31.9%
Deposits – Time>$100,000	530,015	(52,406)	24,202	—	501,811	-5.3%	-9.9%
Deposits – Time<$100,000	507,894	(51,262)	15,456	—	472,088	-7.0%	-10.1%
Total deposits	$2,821,360	(60,341)	57,334	—	2,818,353	-0.1%	-2.1%

(1)	Excludes the impact of acquisitions in the year of the acquisition, but includes growth or declines in acquired operations after the date of acquisition.

As derived from the table above, for the twelve months preceding June 30, 2013, our total loans declined $7 million, or 0.3%. Over that period, we experienced internal growth in our non-covered loan portfolio of $127 million, or 6.0%. Also impacting growth was the March 2013 acquisition of two branches with approximately $16 million in loans (see Note 4 to the consolidated financial statements for more information). Partially offsetting the growth in non-covered loans was the write-down and reclassification of approximately $68 million in non-covered higher-risk loans to “loans held for sale” during the fourth quarter of 2012. Also offsetting growth in total loans were normal loan pay-downs, foreclosures, and loan charge-offs of our covered loans, which declined by $83 million at June 30, 2013 compared to a year earlier. We continue to pursue lending opportunities in order to improve our asset yields.

For the first six months of 2013, we experienced internal growth in our non-covered loan portfolio of $80 million, or 3.8%. As noted above, we also acquired $16 million in loan growth during the first quarter from the purchase of two branches. These increases were partially offset by a decline in our covered loans of $42 million.

The mix of our loan portfolio remains substantially the same at June 30, 2013 compared to December 31, 2012. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

Note 8 to the consolidated financial statements presents additional detailed information regarding our mix of loans, including a break-out between loans covered by FDIC loss share agreements and non-covered loans.

For the three and twelve month periods ended June 30, 2013, we experienced strong internal growth in transaction deposit accounts, which has allowed us to reduce our reliance on higher cost time deposits. Our level of deposits was also impacted by the August 2012 purchase of a branch with $9 million in deposits and the March 2013 purchase of two branches with $57 million in deposits.

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

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended June 30, 2013	As of/for the quarter ended December 31, 2012	As of/for the quarter ended June 30, 2012

Non-covered nonperforming assets
Nonaccrual loans	$42,338	33,034	73,918
Restructured loans – accruing	21,333	24,848	20,684
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	63,671	57,882	94,602
Nonperforming loans held for sale	—	21,938	—
Foreclosed real estate	15,425	26,285	37,895
Total non-covered nonperforming assets	$79,096	106,105	132,497

Covered nonperforming assets (1)
Nonaccrual loans (2)	$50,346	33,491	39,075
Restructured loans – accruing	6,790	15,465	19,054
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	57,136	48,956	58,129
Foreclosed real estate	32,005	47,290	70,850
Total covered nonperforming assets	$89,141	96,246	128,979

Total nonperforming assets	$168,237	202,351	261,476

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.75%	7.76%	0.96%
Nonperforming loans to total loans	4.97%	4.50%	6.27%
Nonperforming assets to total assets	5.18%	6.24%	7.86%
Allowance for loan losses to total loans	2.09%	1.95%	2.19%
Allowance for loan losses to nonperforming loans	42.09%	43.43%	35.00%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	0.74%	8.09%	0.79%
Non-covered nonperforming loans to non-covered loans	2.91%	2.76%	4.47%
Non-covered nonperforming assets to total non-covered assets	2.66%	3.64%	4.51%
Allowance for loan losses to non-covered loans	2.05%	1.99%	2.25%
Allowance for loan losses to non-covered nonperforming loans	70.39%	71.94%	50.23%
(1)	Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.
(2)	At June 30, 2013, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $89.3 million.

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

Index

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At June 30, 2013	At December 31, 2012	At June 30, 2012
Commercial, financial, and agricultural	$3,408	2,946	3,270
Real estate – construction, land development, and other land loans	25,405	19,468	40,051
Real estate – mortgage – residential (1-4 family) first mortgages	24,806	14,733	25,453
Real estate – mortgage – home equity loans/lines of credit	2,750	3,128	7,574
Real estate – mortgage – commercial and other	35,461	23,378	33,819
Installment loans to individuals	854	2,872	2,826
Total nonaccrual loans	$92,684	66,525	112,993

The following segregates our nonaccrual loans at June 30, 2013 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$1,057	2,351	3,408
Real estate – construction, land development, and other land loans	14,857	10,548	25,405
Real estate – mortgage – residential (1-4 family) first mortgages	13,424	11,382	24,806
Real estate – mortgage – home equity loans/lines of credit	623	2,127	2,750
Real estate – mortgage – commercial and other	20,325	15,136	35,461
Installment loans to individuals	60	794	854
Total nonaccrual loans	$50,346	42,338	92,684

The following segregates our nonaccrual loans at December 31, 2012 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$212	2,734	2,946
Real estate – construction, land development, and other land loans	11,698	7,770	19,468
Real estate – mortgage – residential (1-4 family) first mortgages	9,691	5,042	14,733
Real estate – mortgage – home equity loans/lines of credit	702	2,426	3,128
Real estate – mortgage – commercial and other	11,127	12,251	23,378
Installment loans to individuals	61	2,811	2,872
Total nonaccrual loans	$33,491	33,034	66,525

Troubled debt restructurings (TDRs) are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At June 30, 2013, total TDRs (covered and non-covered) amounted to $28.1 million, compared to $40.3 million at December 31, 2012, and $39.7 million at June 30, 2012. The decline from December 31, 2012 to June 30, 2013 is primarily a result of covered TDRs that re-defaulted during the first six months of 2013 and were placed on nonaccrual status.

Non-covered TDRs amounted to $21.3 million at June 30, 2013, compared to $24.8 million at December 31, 2012, and $20.7 million at June 30, 2012. As part of a routine regulatory exam that concluded in the third quarter of 2012, we reclassified approximately $30 million of performing loans to TDR status during the second and third quarters of 2012. Other than reclassifying these loans to a nonperforming asset category for disclosure purposes, the reclassifications did not impact our financial statements. Also, in December 2012, the Company reclassified approximately $10.5 million (written down to a liquidation value of $5.0 million) of accruing TDRs to the “nonperforming loans held for sale” category as discussed earlier.

Covered TDRs amounted to $6.8 million at June 30, 2013, compared to $15.5 million at December 31, 2012, and $19.1 million at June 30, 2012. The decrease in 2013 was primarily due to several large TDRs that deteriorated during the period and were placed on nonaccrual status.

Non-covered foreclosed real estate has decreased over the past year, amounting to $15.4 million at June 30, 2013, $26.3 million at December 31, 2012, and $37.9 million at June 30, 2012. The decrease from June 30, 2012 to December 31, 2012 was due to write-downs of $10.6 million that we recorded in the fourth quarter of 2012. We recorded write-downs on substantially all of our non-covered foreclosed properties in connection with efforts to accelerate the sale of these assets. The $10.6 million in write-downs represented approximately 29% of the total carrying value of the properties. The decrease from December 31, 2012 to June 30, 2013 was the result of strong sales activity during the first half of 2013, which was consistent with our intent to accelerate the disposition of foreclosed properties.

Index

At June 30, 2013, we also held $32.0 million in foreclosed real estate that is subject to the loss share agreements with the FDIC, which is a decrease from $47.3 million at December 31, 2012 and $70.9 million at June 30, 2012. The decreases are due to increased property sales activity, particularly along the North Carolina coast, which is where most of our covered foreclosed properties are located.

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

The following table presents the detail of all of our foreclosed real estate at each period end (covered and non-covered):

($ in thousands)	At June 30, 2013	At December 31, 2012	At June 30, 2012
Vacant land	$29,089	48,838	67,128
1-4 family residential properties	10,087	15,808	28,475
Commercial real estate	8,254	8,929	13,142
Total foreclosed real estate	$47,430	73,575	108,745

The following segregates our foreclosed real estate at June 30, 2013 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$20,783	8,306	29,089
1-4 family residential properties	6,332	3,755	10,087
Commercial real estate	4,890	3,364	8,254
Total foreclosed real estate	$32,005	15,425	47,430

The following segregates our foreclosed real estate at December 31, 2012 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$36,742	12,096	48,838
1-4 family residential properties	5,620	10,188	15,808
Commercial real estate	4,928	4,001	8,929
Total foreclosed real estate	$47,290	26,285	73,575

Index

The following table presents geographical information regarding our nonperforming assets at June 30, 2013.

	As of June 30, 2013
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$46,364	13,277	59,641	$524,000	11.4%
Triangle Region (NC)	—	17,120	17,120	775,000	2.2%
Triad Region (NC)	—	16,586	16,586	379,000	4.4%
Charlotte Region (NC)	—	2,767	2,767	92,000	3.0%
Southern Piedmont Region (NC)	795	3,590	4,385	234,000	1.9%
Western Region (NC)	6,685	3	6,688	63,000	10.6%
South Carolina Region	3,292	5,672	8,964	126,000	7.1%
Virginia Region	—	4,097	4,097	227,000	1.8%
Other	—	559	559	11,000	5.1%
Total nonaccrual loans and troubled debt restructurings	$57,136	63,671	120,807	$2,431,000	5.0%

Foreclosed Real Estate (1)
Eastern Region (NC)	$25,243	3,471	28,714
Triangle Region (NC)	—	4,177	4,177
Triad Region (NC)	—	2,773	2,773
Charlotte Region (NC)	—	957	957
Southern Piedmont Region (NC)	—	1,730	1,730
Western Region (NC)	6,744	—	6,744
South Carolina Region	18	2,008	2,026
Virginia Region	—	309	309
Other	—	—	—
Total foreclosed real estate	$32,005	15,425	47,430

(1)	The counties comprising each region are as follows:
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

The weak economic environment since 2009 has resulted in elevated levels of classified and nonperforming assets, which has led to higher provisions for loan losses compared to historical averages. Our total provision for loan losses was $5.6 million for the second quarter of 2013 compared to $6.5 million in the second quarter of 2012. Our total provision for loan losses for the first six months of 2013 and 2012 was $16.7 million and $28.0 million, respectively. The total provision for loan losses is comprised of provision for loan losses for non-covered loans and provision for loan losses for covered loans, as discussed in the following paragraphs.

The provision for loan losses on non-covered loans amounted to $4.0 million and $5.2 million in the second quarters of 2013 and 2012, respectively, and $9.8 million and $23.8 million for the first half of 2013 and 2012, respectively. The decrease for the six-month period was primarily due to a high provision for loan losses recorded in the first quarter of 2012 attributable to refinements to our loan loss model and internal control changes that resulted in a realignment of departmental responsibilities for determining our allowance for loan losses.  As a result of the changes, an internal review of selected nonperforming loan relationships was conducted, which applied more conservative assumptions to estimate the probable losses.  We believed that the additional reserves established could lead to a more timely resolution of the related credits. Many of these same loans were sold to a third party investor in January 2013, as discussed earlier.

Index

The $9.8 million provision for loan losses on non-covered loans recorded in the first half of 2013 was impacted by higher levels of loans classified as special mention or classified at June 30, 2013 compared to December 31, 2012 – see Note 8 to the consolidated financial statements for detail.  During the first six months of 2013, non-covered loans classified as special mention increased from $61 million to $81 million, while classified loans increased from $41 million to $61 million.  We believe those increases were primarily due to more conservative judgments being applied to loan grading than was the prior practice, as opposed to any significant deterioration in overall loan quality.  As reflected in Note 8, the amount of non-covered loans that were past due 30-59 days has decreased from $17.1 million at December 31, 2012 to $11.9 million at June 30, 2013, and the amount of loans 60-89 days past due has decreased from $4.7 million at December 31, 2012 to $2.8 million at June 30, 2013.

The provision for loan losses on covered loans amounted to $1.5 million in the second quarter of 2013 compared to $1.3 million in the second quarter of 2012. For the six months ended June 30, 2013, the provision for loan losses on covered loans amounted to $6.9 million compared to $4.3 million for the same period of 2012. The increase in the six month period was primarily the result of several large credits that deteriorated during the first quarter of 2013 and were placed on nonaccrual status. Because of the FDIC loss share agreements in place for these loans, the FDIC indemnification asset was adjusted upwards by 80% for the amount of the provision.

For the first six months of 2013, we recorded $12.3 million in net charge-offs, compared to $16.0 million for the comparable period of 2012. The net charge-offs in 2013 included $5.7 million of covered loans and $6.6 million of non-covered loans, whereas in 2012 net charge-offs included $4.1 million of covered loans and $11.8 million of non-covered loans. The charge-offs in 2013 continue a trend that began in 2010, with charge-offs being concentrated in the construction and land development and commercial real estate categories. These types of loans have been impacted the most by the recession and decline in new housing.

The allowance for loan losses amounted to $50.9 million at June 30, 2013, compared to $46.4 million at December 31, 2012 and $53.5 million at June 30, 2012. At June 30, 2013, December 31, 2012, and June 30, 2012, the allowance for loan losses attributable to covered loans was $6.0 million, $4.8 million, and $5.9 million, respectively. The allowance for loan losses for covered loans is attributable to covered loans that have exhibited credit quality deterioration due to lower collateral valuations. The allowance for loan losses for non-covered loans amounted to $44.8 million, $41.6 million, and $47.5 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. The increase in the allowance for losses for non-covered loans at June 30, 2013 compared to December 31, 2012 is primarily the result of higher levels of classified loans.

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

($ in thousands)	Six Months Ended June 30,	Twelve Months Ended December 31,	Six Months Ended June 30,
	2013	2012 (1)	2012
Loans outstanding at end of period	$2,430,862	2,376,457	2,437,801
Average amount of loans outstanding	$2,395,949	2,436,997	2,434,682

Allowance for loan losses, at beginning of year	$46,402	41,418	41,418
Provision for loan losses	16,740	79,672	28,022
	63,142	121,090	69,440
Loans charged off:
Commercial, financial, and agricultural	(1,583)	(5,000)	(1,627)
Real estate – construction, land development & other land loans	(4,091)	(28,613)	(6,773)
Real estate – mortgage – residential (1-4 family) first mortgages	(2,182)	(15,490)	(3,007)
Real estate – mortgage – home equity loans / lines of credit	(1,859)	(5,921)	(1,261)
Real estate – mortgage – commercial and other	(4,191)	(20,317)	(2,939)
Installment loans to individuals	(1,085)	(1,932)	(1,279)
Total charge-offs	(14,991)	(77,273)	(16,886)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	132	152	31
Real estate – construction, land development & other land loans	634	1,281	490
Real estate – mortgage – residential (1-4 family) first mortgages	561	91	50
Real estate – mortgage – home equity loans / lines of credit	131	440	146
Real estate – mortgage – commercial and other	897	318	29
Installment loans to individuals	345	303	154
Total recoveries	2,700	2,585	900
Net charge-offs	(12,291)	(74,688)	(15,986)
Allowance for loan losses, at end of period	$50,851	46,402	53,454

Ratios:
Net charge-offs as a percent of average loans (annualized)	1.03%	3.06%	1.32%
Allowance for loan losses as a percent of loans at end of period	2.09%	1.95%	2.19%

(1)	In the table above, for the twelve months ended December 31, 2012, loan charge-offs include $37.8 million in charge-offs related to loans that the Company held for sell as of year end (and subsequently sold in January 2013).

Index

The following table discloses the activity in the allowance for loan losses for the six months ended June 30, 2013, segregated into covered and non-covered.

	Six Months Ended June 30, 2013
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$240,279	2,190,583	2,430,862
Average amount of loans outstanding	$262,020	2,133,929	2,395,949

Allowance for loan losses, at beginning of year	$4,759	41,643	46,402
Provision for loan losses	6,926	9,814	16,740
	11,685	51,457	63,142
Loans charged off:
Commercial, financial, and agricultural	(194)	(1,389)	(1,583)
Real estate – construction, land development & other land loans	(1,915)	(2,176)	(4,091)
Real estate – mortgage – residential (1-4 family) first mortgages	(1,057)	(1,125)	(2,182)
Real estate – mortgage – home equity loans / lines of credit	(758)	(1,101)	(1,859)
Real estate – mortgage – commercial and other	(1,725)	(2,466)	(4,191)
Installment loans to individuals	(1)	(1,084)	(1,085)
Total charge-offs	(5,650)	(9,341)	(14,991)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	—	132	132
Real estate – construction, land development & other land loans	—	634	634
Real estate – mortgage – residential (1-4 family) first mortgages	—	561	561
Real estate – mortgage – home equity loans / lines of credit	—	131	131
Real estate – mortgage – commercial and other	—	897	897
Installment loans to individuals	—	345	345
Total recoveries	—	2,700	2,700
Net charge-offs	(5,650)	(6,641)	(12,291)
Allowance for loan losses, at end of period	$6,035	44,816	50,851

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

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at June 30, 2013, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2012.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $339 million line of credit with the Federal Home Loan Bank (of which none was outstanding at June 30, 2013), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at June 30, 2013), and 3) an approximately $86 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at June 30, 2013). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $143 million at June 30, 2013 and 2012, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $332 million at June 30, 2013 compared to $367 million at December 31, 2012.

Our overall liquidity has remained stable since June 30, 2012. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 16.6% at June 30, 2012 to 16.7% at June 30, 2013.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in derivative activities through June 30, 2013, and have no current plans to do so.

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

At June 30, 2013, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2013	December 31, 2012	June 30, 2012
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.32%	15.41%	14.96%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.58%	16.67%	16.23%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	10.63%	10.24%	9.98%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At June 30, 2013, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 6.93% at June 30, 2013 compared to 6.81% at December 31, 2012 and 6.36% at June 30, 2012.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On May 6, 2013, the Company opened a new branch in Blacksburg, Virginia, which is the Company’s 8th branch in southwestern Virginia. The Company has served this market with a loan production office since 2004 and is pleased to have upgraded its presence with a full-service branch.

•	On July 17, 2013, the Company closed two bank branches located in Jefferson, South Carolina and Little River, South Carolina.

•	On June 13, 2013, the Company announced a quarterly cash dividend of $0.08 cents per share payable on July 25, 2013 to shareholders of record on June 30, 2013. This is the same dividend rate as the Company declared in the second quarter of 2012.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first six months of 2013. At June 30, 2013, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.78% (realized in 2012). During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of June 30, 2013) to a high of 6.25% (which was the rate as of June 30, 2008). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At June 30, 2013, approximately 73% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at June 30, 2013, we had approximately $823 million more in interest-bearing liabilities than earning assets that are subject to interest rate changes within one year. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2013 are deposits totaling $1.3 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

Index

Overall, we believe that in the near term (twelve months), net interest income will not likely experience significant downward pressure from rising interest rates. Similarly, we would not expect a significant increase in near term net interest income from falling interest rates. Generally, when rates change, our interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while our interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. In the short-term (less than six months), this results in us being asset-sensitive, meaning that our net interest income benefits from an increase in interest rates and is negatively impacted by a decrease in interest rates. However, in the twelve-month horizon, the impact of having a higher level of interest-sensitive liabilities lessens the short-term effects of changes in interest rates.

The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. As a result of the prolonged negative economic environment that continued through most of 2012 and into 2013, the Federal Reserve took steps to suppress long-term interest rates in an effort to boost the housing market, increase employment, and stimulate the economy, which resulted in a flat interest rate curve. A flat interest rate curve is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which pressures our net interest margin.

In June 2013, the economy began to show tangible signs of improvement and the Federal Reserve suggested that they may lessen their involvement in the economic recovery process in the near future, which should result in a rise in interest rates, especially longer-term interest rates. The marketplace began to anticipate that result and accordingly, longer-term interest rates increased in June 2013, while short-term rates have remained stable. For example, from December 31, 2012 to June 30, 2013, the interest rate on three-month Treasury bills remained stable, but the interest rate for seven-year Treasury notes increased by 78 basis points. This results in a “steepening” of the yield curve and is a more favorable interest rate environment for many banks, including the Company, because as noted above, short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. However, intense competition for high-quality loans in our market areas has thus far negated the impact of the higher long-term market rates by limiting our ability to charge higher rates on loans, and thus we continue to experience downward pressure on our loan yields and net interest margin.

As it relates to deposits, the Federal Reserve has made no changes to the short term interest rates it sets directly since 2008, and since that time we have been able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as short-term rates are already near zero, it is unlikely that we will be able to continue the trend of reducing our funding costs in the same proportion as experienced in recent quarters.

As previously discussed in the section “Net Interest Income,” our net interest income was impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $10.3 million and $5.9 million for the first six months of 2013 and 2012, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility.

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

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2013 to April 30, 2013	—	—	—	214,241
May 1, 2013 to May 31, 2013	—	—	—	214,241
June 1, 2013 to June 30, 2013	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended June 30, 2013.

There were no unregistered sales of our securities during the three months ended June 30, 2013.

Index

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26,2012, and is incorporated herein by reference.

10	Retirement Agreement and Release of Claims between the Company and Jerry L. Ocheltree was filed as Exhibit 10.1 to the Company’s Form 8-K dated June 13, 2013, and is incorporated by reference. (*)

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (1)

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

__________________

(1)	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 9, 2013	BY:/s/Richard H. Moore
Richard H. Moore
President
(Principal Executive Officer),
Treasurer and Director

August 9, 2013	BY:/s/Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

August 9, 2013	BY:/s/Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer

Page 73