Form 10-Q
period 2013-09-30
FIRST BANCORP /NC/
filed 2013-11-12
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Commission File Number 0-15572

                          FIRST BANCORP

(Exact Name of Registrant as Specified in its Charter)

North Carolina	56-1421916
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

300 SW Broad Street, Southern Pines, North Carolina	28387
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's telephone number, including area code)	(910) 576-6171

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
☐ Smaller Reporting Company(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

The number of shares of the registrant's Common Stock outstanding on October 31, 2013 was 19,679,659.

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

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	September 30, 2013	December 31, 2012 (audited)	September 30, 2012
ASSETS
Cash and due from banks, noninterest-bearing	$89,383	96,588	79,991
Due from banks, interest-bearing	95,634	144,919	202,693
Federal funds sold	102	—	519
Total cash and cash equivalents	185,119	241,507	283,203

Securities available for sale	172,535	167,352	161,407
Securities held to maturity (fair values of $56,824, $61,496, and $61,877)	54,054	56,064	56,123

Presold mortgages in process of settlement	2,884	8,490	4,380

Loans – non-covered	2,215,173	2,094,143	2,137,074
Loans – covered by FDIC loss share agreement	226,909	282,314	303,997
Total loans	2,442,082	2,376,457	2,441,071
Allowance for loan losses – non-covered	(43,475)	(41,643)	(45,154)
Allowance for loan losses – covered	(4,216)	(4,759)	(4,394)
Total allowance for loan losses	(47,691)	(46,402)	(49,548)
Net loans	2,394,391	2,330,055	2,391,523

Loans held for sale	—	30,393	—
Premises and equipment	77,621	74,371	74,044
Accrued interest receivable	9,663	10,201	10,720
FDIC indemnification asset	64,946	102,559	107,615
Goodwill	65,835	65,835	65,835
Other intangible assets	3,054	3,108	3,335
Foreclosed real estate – non-covered	15,098	26,285	38,065
Foreclosed real estate – covered	29,193	47,290	58,367
Bank-owned life insurance	43,642	27,857	27,587
Other assets	54,405	53,543	40,473
Total assets	$3,172,440	3,244,910	3,322,677

LIABILITIES
Deposits: Noninterest bearing checking accounts	$463,972	413,195	398,527
Interest bearing checking accounts	543,905	519,573	482,583
Money market accounts	556,470	556,354	539,504
Savings accounts	166,706	158,578	159,189
Time deposits of $100,000 or more	562,934	664,330	717,457
Other time deposits	446,873	509,330	537,204
Total deposits	2,740,860	2,821,360	2,834,464
Borrowings	46,394	46,394	111,394
Accrued interest payable	920	1,299	1,421
Other liabilities	21,524	19,740	32,608
Total liabilities	2,809,698	2,888,793	2,979,887

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: 63,500, 63,500, and 63,500 shares	63,500	63,500	63,500
Series C, convertible, issued & outstanding: 728,706, 728,706, and 0 shares	7,287	7,287	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 19,679,659, 19,669,302, and 17,013,008 shares	132,098	131,877	105,454
Retained earnings	163,250	153,629	181,672
Accumulated other comprehensive income (loss)	(3,393)	(176)	(7,836)
Total shareholders’ equity	362,742	356,117	342,790
Total liabilities and shareholders’ equity	$3,172,440	3,244,910	3,322,677

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$34,870	37,037	105,451	107,715
Interest on investment securities:
Taxable interest income	843	1,001	2,572	3,408
Tax-exempt interest income	472	487	1,428	1,471
Other, principally overnight investments	143	164	470	481
Total interest income	36,328	38,689	109,921	113,075

INTEREST EXPENSE
Savings, checking and money market accounts	322	650	1,213	2,258
Time deposits of $100,000 or more	1,408	2,022	4,567	6,282
Other time deposits	613	1,097	2,121	3,535
Securities sold under agreements to repurchase	—	—	—	4
Borrowings	258	447	770	1,481
Total interest expense	2,601	4,216	8,671	13,560

Net interest income	33,727	34,473	101,250	99,515
Provision for loan losses – non-covered	3,487	5,970	13,301	29,721
Provision for loan losses – covered	1,493	1,103	8,419	5,374
Total provision for loan losses	4,980	7,073	21,720	35,095
Net interest income after provision for loan losses	28,747	27,400	79,530	64,420

NONINTEREST INCOME
Service charges on deposit accounts	3,390	3,053	9,579	8,867
Other service charges, commissions and fees	2,402	2,275	6,917	6,634
Fees from presold mortgage loans	776	785	2,343	1,685
Commissions from sales of insurance and financial products	591	510	1,569	1,325
Bank-owned life insurance income	366	207	786	380
Foreclosed property gains (losses and write-downs) – non-covered	153	(1,020)	1,687	(3,026)
Foreclosed property gains (losses and write-downs) – covered	1,397	(1,641)	(3,738)	(12,742)
FDIC indemnification asset income (expense), net	(3,786)	(1,569)	(2,296)	6,094
Securities gains	553	189	560	638
Other gains (losses)	(234)	14	(204)	67
Total noninterest income	5,608	2,803	17,203	9,922

NONINTEREST EXPENSES
Salaries	11,401	10,370	33,081	30,717
Employee benefits	2,248	2,539	7,421	9,230
Total personnel expense	13,649	12,909	40,502	39,947
Net occupancy expense	1,793	1,670	5,226	4,966
Equipment related expenses	1,157	1,318	3,351	3,652
Intangibles amortization	220	224	639	670
Other operating expenses	6,885	7,536	22,966	22,245
Total noninterest expenses	23,704	23,657	72,684	71,480

Income before income taxes	10,651	6,546	24,049	2,862
Income tax expense	4,318	2,123	9,028	331

Net income	6,333	4,423	15,021	2,531

Preferred stock dividends	(216)	(688)	(678)	(2,277)

Net income available to common shareholders	$6,117	3,735	14,343	254

Earnings per common share:
Basic	$0.31	0.22	0.73	0.01
Diluted	0.30	0.22	0.71	0.01

Dividends declared per common share	$0.08	0.08	0.24	0.24

Weighted average common shares outstanding:
Basic	19,679,751	16,988,150	19,674,229	16,955,130
Diluted	20,424,984	16,988,150	20,416,517	16,955,130

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands-unaudited)	2013	2012	2013	2012

Net income	$6,333	4,423	15,021	2,531
Other comprehensive income (loss):
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(2,589)	635	(4,748)	1,536
Tax (expense) benefit	1,011	(249)	1,852	(599)
Reclassification to realized gains	(553)	(189)	(560)	(638)
Tax expense	216	74	218	249
Postretirement Plans:
Amortization of unrecognized net actuarial loss	15	82	34	465
Tax expense	(6)	(32)	(13)	(181)
Amortization of prior service cost and transition obligation	—	7	—	24
Tax expense	—	(3)	—	(10)
Other comprehensive income (loss)	(1,906)	325	(3,217)	846
Comprehensive income	$4,427	4,748	11,804	3,377

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)		Common Stock			Accumulated Other	Total Share-
	Preferred Stock	Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	holders’ Equity

Balances, January 1, 2012	$63,500	16,910	$104,841	185,491	(8,682)	345,150

Net income				2,531		2,531
Common stock issued into dividend reinvestment plan		31	335			335
Repurchases of common stock		—	(2)			(2)
Cash dividends declared ($0.24 per common share)				(4,073)		(4,073)
Preferred dividends				(2,277)		(2,277)
Stock-based compensation		72	280			280
Other comprehensive income					846	846

Balances, September 30, 2012	$63,500	17,013	$105,454	181,672	(7,836)	342,790

Balances, January 1, 2013	$70,787	19,669	$131,877	153,629	(176)	356,117

Net income				15,021		15,021
Cash dividends declared ($0.24 per common share)				(4,722)		(4,722)
Preferred dividends				(678)		(678)
Stock-based compensation		11	221			221
Other comprehensive income (loss)					(3,217)	(3,217)

Balances, September 30, 2013	$70,787	19,680	$132,098	163,250	(3,393)	362,742

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2013	2012
Cash Flows From Operating Activities
Net income	$15,021	2,531
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	21,720	35,095
Net security premium amortization	2,089	1,397
Purchase accounting accretion and amortization, net	(14,283)	(10,209)
Foreclosed property losses and write-downs, net	2,051	15,768
Gain on securities available for sale	(560)	(638)
Other losses (gains)	204	(67)
Decrease (increase) in net deferred loan costs	300	(198)
Depreciation of premises and equipment	3,459	3,427
Stock-based compensation expense	221	280
Amortization of intangible assets	639	670
Origination of presold mortgages in process of settlement	(79,117)	(70,507)
Proceeds from sales of presold mortgages in process of settlement	84,723	72,217
Decrease in accrued interest receivable	538	1,059
Decrease (increase) in other assets	1,795	(11,412)
Decrease in accrued interest payable	(406)	(455)
Increase (decrease) in other liabilities	2,133	(4,225)
Net cash provided by operating activities	40,527	34,733

Cash Flows From Investing Activities
Purchases of securities available for sale	(55,499)	(64,269)
Proceeds from sales of securities available for sale	12,935	9,641
Proceeds from maturities/issuer calls of securities available for sale	30,717	76,161
Proceeds from maturities/issuer calls of securities held to maturity	1,837	1,690
Purchase of bank-owned life insurance	(15,000)	(25,000)
Net increase in loans	(71,332)	(63,868)
Proceeds from FDIC loss share agreements	36,639	25,116
Proceeds from sales of foreclosed real estate	42,892	46,618
Purchases of premises and equipment	(5,288)	(7,496)
Proceeds from loans held for sale	30,393	—
Net cash received in acquisition	38,315	9,312
Net cash provided by investing activities	46,609	7,905

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(137,809)	52,979
Repayments of borrowings	—	(22,500)
Cash dividends paid – common stock	(4,722)	(4,065)
Cash dividends paid – preferred stock	(993)	(2,349)
Proceeds from issuance of common stock	—	335
Repurchase of common stock	—	(2)
Net cash provided (used) by financing activities	(143,524)	24,398

Increase (decrease) in cash and cash equivalents	(56,388)	67,036
Cash and cash equivalents, beginning of period	241,507	216,167

Cash and cash equivalents, end of period	$185,119	283,203

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$9,050	14,011
Income taxes	107	12,025
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	(3,238)	548
Foreclosed loans transferred to other real estate	15,659	36,523

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended September 30, 2013 and 2012

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2013 and 2012 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2013 and 2012. All such adjustments were of a normal, recurring nature. Reference is made to the 2012 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

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

In July 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments will be effective for the Company for reporting periods beginning after December 15, 2013. The Company does not expect these amendments to have a material effect on its financial statements.

Index

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported for the periods ended September 30, 2012 have been reclassified to conform to the presentation for September 30, 2013. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Acquisition

On March 22, 2013, the Company completed the purchase of two branches from Four Oaks Bank & Trust Company located in Southern Pines and Rockingham, North Carolina. The Company acquired $57 million in deposits and $16 million in loans in the acquisition. The Company purchased the Rockingham branch building, but did not purchase the Southern Pines branch building and instead transferred the acquired accounts to one of the Company’s nearby existing branches. The primary reason for this acquisition was to increase the Company’s presence in existing market areas. The Company paid a deposit premium for the branches of approximately $586,000, which is the amount of the identifiable intangible asset associated with the fair value of the core deposit base. The intangible asset is being amortized as expense on a straight-line basis over a seven year period. The operations of the two branches are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of March 22, 2013. Historical pro forma information is not presented due to the immateriality of the transaction.

Note 5 – Equity-Based Compensation Plans

At September 30, 2013, the Company had the following equity-based compensation plans: the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, and the First Bancorp 1994 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007. As of September 30, 2013, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

The Company granted long-term restricted shares of common stock to certain senior executives on February 23, 2012 with a two year minimum vesting period. The total compensation expense associated with this grant was $89,700 and the grant will fully vest on February 23, 2014. The Company recorded $20,000 and $24,400 in stock option expense during the nine months ended September 30, 2013 and 2012, respectively, and expects to record $1,000 in stock option expense each quarter thereafter until the awards vest.

Index

The Company granted long-term restricted shares of common stock to certain senior executives on February 24, 2011 with a two year minimum vesting period. The total compensation expense associated with this grant was $105,500 and the grant fully vested on February 24, 2013. The Company recorded $6,500 and $29,600 in stock option expense during the nine months ended September 30, 2013 and 2012, respectively.

Under the terms of the Predecessor Plans and the First Bancorp 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At September 30, 2013, there were 466,813 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $9.76 to $22.12. At September 30, 2013, there were 761,538 shares remaining available for grant under the First Bancorp 2007 Equity Plan.

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

The Company’s equity grants for the nine months ended September 30, 2013 were the issuance of 13,164 shares of common stock to non-employee directors on June 3, 2013 (1,097 shares per director), at a fair market value of $14.68 per share, which was the closing price of the Company’s common stock on that date.

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

The Company recorded total stock-based compensation expense of $221,000 and $280,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. Of the $221,000 in expense that was recorded in 2013, approximately $193,000 related to the June 3, 2013 director grants, which is classified as “other operating expenses” in the Consolidated Statements of Income. The remaining $28,000 in expense relates to the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $86,000 and $109,000 of income tax benefits related to stock based compensation expense in the income statement for the nine months ended September 30, 2013 and 2012, respectively.

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

Index

The following table presents information regarding the activity for the first nine months of 2013 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2012	521,613	$17.80

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(54,800)	16.62

Outstanding at September 30, 2013	466,813	$17.94	3.5	$353,400

Exercisable at September 30, 2013	391,813	$19.51	2.4	$2,400

The Company did not have any stock option exercises during the nine months ended September 30, 2013 or 2012. The Company recorded no tax benefits from the exercise of nonqualified stock options during the nine months ended September 30, 2013 or 2012.

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

Index

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended September 30,
	2013			2012
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$6,117	19,679,751	$0.31	$3,735	16,988,150	$0.22

Effect of Dilutive Securities	58	745,233		—	—

Diluted EPS per common share	$6,175	20,424,984	$0.30	$3,735	16,988,150	$0.22

	For the Nine Months Ended September 30
	2013			2012
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$14,343	19,674,229	$0.73	$254	16,955,130	$0.01

Effect of Dilutive Securities	175	742,288		—	—

Diluted EPS per common share	$14,518	20,416,517	$0.71	$254	16,955,130	$0.01

For the three and nine months ended September 30, 2013, there were 364,813 and 391,813 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period. For both the three and nine months ended September 30, 2012, there were 446,613 options that were antidilutive. Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Index

Note 7 – Securities

The book values and approximate fair values of investment securities at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013				December 31, 2012
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$17,500	17,361	27	(166)	11,500	11,596	96	—
Mortgage-backed securities	149,070	147,523	1,702	(3,249)	143,539	146,926	3,717	(330)
Corporate bonds	3,998	3,651	53	(400)	3,998	3,813	75	(260)
Equity securities	3,985	4,000	30	(15)	5,026	5,017	16	(25)
Total available for sale	$174,553	172,535	1,812	(3,830)	164,063	167,352	3,904	(615)

Securities held to maturity:
State and local governments	$54,054	56,824	2,779	(9)	56,064	61,496	5,432	—

Included in mortgage-backed securities at September 30, 2013 were collateralized mortgage obligations with an amortized cost of $219,000 and a fair value of $227,000. Included in mortgage-backed securities at December 31, 2012 were collateralized mortgage obligations with an amortized cost of $381,000 and a fair value of $396,000. All of the Company’s mortgage-backed securities, including collateralized mortgage obligations, were issued by government-sponsored corporations.

The Company owned Federal Home Loan Bank (FHLB) stock with a cost and fair value of $3,894,000 at September 30, 2013 and $4,934,000 at December 31, 2012, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB. The investment in this stock is a requirement for membership in the FHLB system. Periodically the FHLB recalculates the Company’s required level of holdings, and the Company either buys more stock or the FHLB redeems a portion of the stock at cost.

The following table presents information regarding securities with unrealized losses at September 30, 2013:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$8,334	166	—	—	8,334	166
Mortgage-backed securities	74,011	2,986	3,042	263	77,053	3,249
Corporate bonds	—	—	600	400	600	400
Equity securities	—	—	26	15	26	15
State and local governments	1,485	9	—	—	1,485	9
Total temporarily impaired securities	$83,830	3,161	3,668	678	87,498	3,839

The following table presents information regarding securities with unrealized losses at December 31, 2012:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	—	—	—	—
Mortgage-backed securities	26,330	330	—	—	26,330	330
Corporate bonds	—	—	740	260	740	260
Equity securities	—	—	30	25	30	25
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$26,330	330	770	285	27,100	615

In the above tables, all of the non-equity securities that were in an unrealized loss position at September 30, 2013 and December 31, 2012 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The Company has also concluded that each of the equity securities in an unrealized loss position at September 30, 2013 and December 31, 2012 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

Index

The aggregate carrying amount of cost-method investments was $3,894,000 and $4,934,000 at September 30, 2013 and December 31, 2012, respectively, which was the FHLB stock discussed above. The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at September 30, 2013, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	—	—
Due after one year but within five years	20,498	20,412	5,426	5,798
Due after five years but within ten years	—	—	35,388	37,261
Due after ten years	1,000	600	13,240	13,765
Mortgage-backed securities	149,070	147,523	—	—
Total debt securities	170,568	168,535	54,054	56,824

Equity securities	3,985	4,000	—	—
Total securities	$174,553	172,535	54,054	56,824

At September 30, 2013 and December 31, 2012 investment securities with carrying values of $91,589,000 and $78,519,000, respectively, were pledged as collateral for public deposits.

The Company recorded $12,935,000 in sales of securities during the nine months ended September 30, 2013, which resulted in a net gain of $553,000. There were $9,641,000 in sales of securities during the nine months ended September 30, 2012, which resulted in a net gain of $439,000. During the nine months ended September 30, 2013 and 2012, the Company recorded net gains of $7,000 and $200,000, respectively, related to the call of several municipal and corporate bond securities. Also, during the nine months ended September 30, 2013 and 2012, the Company recorded a net loss of $0 and $1,000, respectively, related to write-downs of the Company's equity portfolio.

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

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$166,044	7%	160,790	7%	161,846	7%
Real estate – construction, land development & other land loans	296,731	12%	298,458	13%	329,375	13%
Real estate – mortgage – residential (1-4 family) first mortgages	839,273	34%	815,281	34%	823,069	34%
Real estate – mortgage – home equity loans / lines of credit	229,559	9%	238,925	10%	243,556	10%
Real estate – mortgage – commercial and other	841,674	35%	789,746	33%	807,914	33%
Installment loans to individuals	67,777	3%	71,933	3%	73,833	3%
Subtotal	2,441,058	100%	2,375,133	100%	2,439,593	100%
Unamortized net deferred loan costs	1,024		1,324		1,478
Total loans	$2,442,082		2,376,457		2,441,071

As of September 30, 2013, December 31, 2012 and September 30, 2012, net loans include unamortized premiums of $147,000, $485,000, and $601,000, respectively, related to acquired loans.

At December 31, 2012, the Company also had $30 million classified as “loans held for sale” that are not included in the loan balances disclosed above or in the disclosures presented in the remainder of Note 8. In the fourth quarter of 2012, the Company identified approximately $68 million of non-covered higher risk loans that it targeted for sale to a third-party investor. Based on an offer to purchase these loans received prior to year-end, the Company wrote the loans down by approximately $38 million to their estimated liquidation value of approximately $30 million and reclassified them as “loans held for sale.” The sale of substantially all of these loans was completed in January 2013 with the Company receiving sales proceeds of approximately $30 million.

Index

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$161,552	7%	155,273	7%	154,956	7%
Real estate – construction, land development & other land loans	261,457	12%	251,569	12%	273,985	13%
Real estate – mortgage – residential (1-4 family) first mortgages	722,716	33%	679,401	33%	681,168	32%
Real estate – mortgage – home equity loans / lines of credit	213,026	10%	219,443	11%	223,154	10%
Real estate – mortgage – commercial and other	788,240	35%	715,973	34%	729,310	34%
Installment loans to individuals	67,158	3%	71,160	3%	73,023	4%
Subtotal	2,214,149	100%	2,092,819	100%	2,135,596	100%
Unamortized net deferred loan costs	1,024		1,324		1,478
Total non-covered loans	$2,215,173		2,094,143		2,137,074

The carrying amount of the covered loans at September 30, 2013 consisted of impaired and nonimpaired purchased loans (as determined on the date of acquisition), as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$68	138	4,424	5,696	4,492	5,834
Real estate – construction, land development & other land loans	298	573	34,976	57,951	35,274	58,524
Real estate – mortgage – residential (1-4 family) first mortgages	601	1,610	115,956	137,205	116,557	138,815
Real estate – mortgage – home equity loans / lines of credit	14	21	16,519	20,476	16,533	20,497
Real estate – mortgage – commercial and other	2,166	4,058	51,268	68,014	53,434	72,072
Installment loans to individuals	—	—	619	643	619	643
Total	$3,147	6,400	223,762	289,985	226,909	296,385

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

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2011	$353,370
Principal repayments	(51,582)
Transfers to foreclosed real estate	(30,181)
Loan charge-offs	(10,584)
Accretion of loan discount	16,466
Carrying amount of nonimpaired covered loans at December 31, 2012	277,489
Principal repayments	(49,793)
Transfers to foreclosed real estate	(9,529)
Loan charge-offs	(9,000)
Accretion of loan discount	14,595
Carrying amount of nonimpaired covered loans at September 30, 2013	$223,762

As reflected in the table above, the Company accreted $14,595,000 of the loan discount on purchased nonimpaired loans into interest income during the first nine months of 2013. As of September 30, 2013, there was remaining loan discount of $33,367,000 related to purchased performing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the covered lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to 80% of the loan discount accretion, which reduces noninterest income. At September 30, 2013, the Company also had $13,286,000 of loan discount related to purchased nonperforming loans. It is not expected that a significant amount of this discount will be accreted, as it represents estimated losses on these loans.

Index

The following table presents information regarding all purchased impaired loans since December 31, 2011, substantially all of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2011	$18,316	9,532	8,784
Change due to payments received	(355)	44	(399)
Transfer to foreclosed real estate	(7,636)	(3,487)	(4,149)
Change due to loan charge-off	(359)	(531)	172
Other	(1,151)	(1,568)	417
Balance at December 31, 2012	8,815	3,990	4,825
Change due to payments received	(264)	47	(311)
Transfer to foreclosed real estate	(2,000)	(730)	(1,270)
Change due to loan charge-off	(150)	(54)	(96)
Other	(1)	—	(1)
Balance at September 30, 2013	$6,400	3,253	3,147

Each of the purchased impaired loans is on nonaccrual status and considered to be impaired. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During the first nine months of 2013 and 2012, the Company received $62,000 and $0, respectively, in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in the loan discount accretion amount discussed previously.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	September 30, 2013	December 31, 2012	September 30, 2012

Non-covered nonperforming assets
Nonaccrual loans	$40,711	33,034	69,413
Restructured loans - accruing	27,656	24,848	38,522
Accruing loans > 90 days past due	—	—	—
Total non-covered nonperforming loans	68,367	57,882	107,935
Nonperforming loans held for sale	—	21,938	—
Foreclosed real estate	15,098	26,285	38,065
Total non-covered nonperforming assets	$83,465	106,105	146,000

Covered nonperforming assets
Nonaccrual loans (1)	$47,233	33,491	37,619
Restructured loans - accruing	6,537	15,465	17,945
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	53,770	48,956	55,564
Foreclosed real estate	29,193	47,290	58,367
Total covered nonperforming assets	$82,963	96,246	113,931

Total nonperforming assets	$166,428	202,351	259,931

(1) At September 30, 2013, December 31, 2012, and September 30, 2012, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $75.5 million, $64.4 million, and $67.9 million, respectively.

Index

The remaining tables in this note present information derived from the Company’s allowance for loan loss model. Relevant accounting guidance requires certain disclosures to be disaggregated based on how the Company develops its allowance for loan losses and manages its credit exposure. This model combines loan types in a different manner than the tables previously presented.

The following table presents the Company’s nonaccrual loans as of September 30, 2013.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$46	107	153
Commercial – secured	2,414	119	2,533
Secured by inventory and accounts receivable	151	813	964

Real estate – construction, land development & other land loans	8,074	16,863	24,937

Real estate – residential, farmland and multi-family	16,558	16,799	33,357

Real estate – home equity lines of credit	1,927	1,083	3,010

Real estate – commercial	11,221	11,387	22,608

Consumer	320	62	382
Total	$40,711	47,233	87,944

The following table presents the Company’s nonaccrual loans as of December 31, 2012.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$307	150	457
Commercial - secured	2,398	3	2,401
Secured by inventory and accounts receivable	17	59	76

Real estate – construction, land development & other land loans	6,354	11,698	18,052

Real estate – residential, farmland and multi-family	9,629	10,712	20,341

Real estate – home equity lines of credit	1,622	465	2,087

Real estate - commercial	9,885	10,342	20,227

Consumer	2,822	62	2,884
Total	$33,034	33,491	66,525

Index

The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2013.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$275	16	46	35,594	35,931
Commercial - secured	938	95	2,414	119,324	122,771
Secured by inventory and accounts receivable	239	154	151	19,150	19,694

Real estate – construction, land development & other land loans	1,580	316	8,074	222,700	232,670

Real estate – residential, farmland, and multi-family	5,845	3,009	16,558	833,918	859,330

Real estate – home equity lines of credit	1,095	109	1,927	194,566	197,697

Real estate - commercial	2,297	412	11,221	681,804	695,734

Consumer	370	138	320	49,494	50,322
Total non-covered	$12,639	4,249	40,711	2,156,550	2,214,149
Unamortized net deferred loan costs					1,024
Total non-covered loans					$2,215,173

Covered loans	$1,147	1,981	47,233	176,548	226,909

Total loans	$13,786	6,230	87,944	2,333,098	2,442,082

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at September 30, 2013.

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2012.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$91	10	307	35,278	35,686
Commercial - secured	1,020	220	2,398	110,074	113,712
Secured by inventory and accounts receivable	52	4	17	21,270	21,343

Real estate – construction, land development & other land loans	490	263	6,354	211,001	218,108

Real estate – residential, farmland, and multi-family	9,673	2,553	9,629	797,584	819,439

Real estate – home equity lines of credit	976	320	1,622	197,962	200,880

Real estate - commercial	4,326	1,131	9,885	612,598	627,940

Consumer	462	219	2,822	52,208	55,711
Total non-covered	$17,090	4,720	33,034	2,037,975	2,092,819
Unamortized net deferred loan costs					1,324
Total non-covered loans					$2,094,143

Covered loans	$6,564	3,417	33,491	238,842	282,314

Total loans	$23,654	8,137	66,525	2,276,817	2,376,457

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2012.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and nine months ended September 30, 2013.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended September 30, 2013

Beginning balance	$5,960	14,593	14,961	2,061	5,239	1,703	299	44,816
Charge-offs	(1,205)	(800)	(893)	(200)	(1,473)	(593)	—	(5,164)
Recoveries	28	91	60	6	27	124	—	336
Provisions	1,618	(1,224)	671	193	1,517	377	335	3,487
Ending balance	$6,401	12,660	14,799	2,060	5,310	1,611	634	43,475

As of and for the nine months ended September 30, 2013

Beginning balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643
Charge-offs	(2,589)	(2,017)	(2,548)	(1,089)	(3,920)	(1,683)	(659)	(14,505)
Recoveries	261	708	723	68	909	367	—	3,036
Provisions	4,042	1,113	2,542	1,197	3,074	988	345	13,301
Ending balance	$6,401	12,660	14,799	2,060	5,310	1,611	634	43,475

Ending balances as of September 30, 2013: Allowance for loan losses

Individually evaluated for impairment	$140	329	1,298	1	700	2	—	2,470

Collectively evaluated for impairment	$6,261	12,331	13,501	2,059	4,610	1,609	634	41,005

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of September 30, 2013:

Ending balance – total	$178,396	232,670	859,330	197,697	695,734	50,322	—	2,214,149

Ending balances as of September 30, 2013: Loans

Individually evaluated for impairment	$1,295	8,069	19,903	22	21,543	14	—	50,846

Collectively evaluated for impairment	$177,101	224,601	839,427	197,675	674,191	50,308	—	2,163,303

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2012.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2012

Beginning balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610
Charge-offs	(4,912)	(19,312)	(20,879)	(3,287)	(16,616)	(1,539)	—	(66,545)
Recoveries	354	986	430	209	333	273	—	2,585
Provisions	5,465	19,876	20,999	3,272	18,116	1,333	932	69,993
Ending balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643

Ending balances as of December 31, 2012: Allowance for loan losses

Individually evaluated for impairment	$2	504	1,419	3	1,036	—	—	2,964

Collectively evaluated for impairment	$4,685	12,352	12,663	1,881	4,211	1,939	948	38,679

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2012:

Ending balance – total	$170,741	218,108	819,439	200,880	627,940	55,711	—	2,092,819

Ending balances as of December 31, 2012: Loans

Individually evaluated for impairment	$10	5,949	18,618	43	17,524	—	—	42,144

Collectively evaluated for impairment	$170,731	212,159	800,821	200,837	610,416	55,711	—	2,050,675

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and nine months ended September 30, 2012.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended September 30, 2012

Beginning balance	$5,061	17,819	14,959	2,146	5,719	1,791	28	47,523
Charge-offs	(571)	(4,628)	(1,399)	(1,098)	(1,247)	(307)	—	(9,250)
Recoveries	219	487	92	10	21	82	—	911
Provisions	468	1,109	1,731	825	1,354	315	168	5,970
Ending balance	$5,177	14,787	15,383	1,883	5,847	1,881	196	45,154

As of and for the nine months ended September 30, 2012

Beginning balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610
Charge-offs	(2,633)	(7,480)	(5,635)	(1,830)	(3,417)	(993)	—	(21,988)
Recoveries	253	801	346	129	68	214	—	1,811
Provisions	3,777	10,160	7,140	1,894	5,782	788	180	29,721
Ending balance	$5,177	14,787	15,383	1,883	5,847	1,881	196	45,154

Ending balances as of September 30, 2012: Allowance for loan losses

Individually evaluated for impairment	$874	908	1,911	1	1,372	—	—	5,066

Collectively evaluated for impairment	$4,303	13,879	13,472	1,882	4,475	1,881	196	40,088

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of September 30, 2012:

Ending balance – total	$171,716	236,960	826,953	203,154	640,578	56,235	—	2,135,596

Ending balances as of September 30, 2012: Loans

Individually evaluated for impairment	$969	17,078	25,454	299	32,254	—	—	76,054

Collectively evaluated for impairment	$170,747	219,882	801,499	202,855	608,324	56,235	—	2,059,542

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and nine months ended September 30, 2013.

($ in thousands)	Covered Loans

As of and for the three months ended September 30, 2013
Beginning balance	$6,035
Charge-offs	(3,446)
Recoveries	134
Provisions	1,493
Ending balance	$4,216

As of and for the nine months ended September 30, 2013
Beginning balance	$4,759
Charge-offs	(9,096)
Recoveries	134
Provisions	8,419
Ending balance	$4,216

Ending balances as of September 30, 2013: Allowance for loan losses

Individually evaluated for impairment	$2,444
Collectively evaluated for impairment	1,772
Loans acquired with deteriorated credit quality	—

Loans receivable as of September 30, 2013:

Ending balance – total	$226,909

Ending balances as of September 30, 2013: Loans

Individually evaluated for impairment	$53,770
Collectively evaluated for impairment	173,139
Loans acquired with deteriorated credit quality	3,147

Index

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2012.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2012
Beginning balance	$5,808
Charge-offs	(10,728)
Recoveries	—
Provisions	9,679
Ending balance	$4,759

Ending balances as of December 31, 2012: Allowance for loan losses

Individually evaluated for impairment	$3,509
Collectively evaluated for impairment	1,250
Loans acquired with deteriorated credit quality	17

Loans receivable as of December 31, 2012:

Ending balance – total	$282,314

Ending balances as of December 31, 2012: Loans

Individually evaluated for impairment	$48,956
Collectively evaluated for impairment	233,358
Loans acquired with deteriorated credit quality	4,825

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and nine months ended September 30, 2012.

($ in thousands)	Covered Loans

As of and for the three months ended September 30, 2012

Beginning balance	$5,931
Charge-offs	(2,640)
Recoveries	—
Provisions	1,103
Ending balance	$4,394

As of and for the nine months ended September 30, 2012

Beginning balance	$5,808
Charge-offs	(6,788)
Recoveries	—
Provisions	5,374
Ending balance	$4,394

Ending balances as of September 30, 2012: Allowance for loan losses

Individually evaluated for impairment	$4,074
Collectively evaluated for impairment	320
Loans acquired with deteriorated credit quality	17

Loans receivable as of September 30, 2012:

Ending balance – total	$303,997

Ending balances as of September 30, 2012: Loans

Individually evaluated for impairment	$55,564
Collectively evaluated for impairment	248,433
Loans acquired with deteriorated credit quality	4,745

Index

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	—
Commercial - secured	824	1,062	—	417
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	6,824	7,210	—	4,657

Real estate – residential, farmland, and multi-family	4,643	4,855	—	1,941

Real estate – home equity lines of credit	—	—	—	—

Real estate – commercial	17,058	20,080	—	10,645

Consumer	—	—	—	—
Total non-covered impaired loans with no allowance	$29,349	33,207	—	17,660

Total covered impaired loans with no allowance	$43,265	71,935	—	41,754

Total impaired loans with no allowance recorded	$72,614	105,142	—	59,414

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$65	65	13	61
Commercial - secured	331	331	52	1,253
Secured by inventory and accounts receivable	75	75	75	81

Real estate – construction, land development & other land loans	1,245	1,332	329	2,516

Real estate – residential, farmland, and multi-family	15,260	15,635	1,298	12,964

Real estate – home equity lines of credit	22	22	1	791

Real estate – commercial	4,485	5,385	700	5,000

Consumer	14	37	2	579
Total non-covered impaired loans with allowance	$21,497	22,882	2,470	23,245

Total covered impaired loans with allowance	$10,505	11,790	2,444	13,662

Total impaired loans with an allowance recorded	$32,002	34,672	4,914	36,907

Interest income recorded on non-covered and covered impaired loans during the nine months ended September 30, 2013 is considered insignificant.

Index

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial – unsecured	$—	—	—	—
Commercial - secured	—	—	—	87
Secured by inventory and accounts receivable	—	—	—	5

Real estate – construction, land development & other land loans	4,276	4,305	—	8,600

Real estate – residential, farmland, and multi-family	1,597	1,618	—	2,692

Real estate – home equity lines of credit	—	—	—	64

Real estate – commercial	7,985	8,660	—	16,414

Consumer	—	—	—	2
Total non-covered impaired loans with no allowance	$13,858	14,583	—	27,864

Total covered impaired loans with no allowance	$35,196	71,413	—	39,372

Total impaired loans with no allowance recorded	$49,054	85,996	—	67,236

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	137
Commercial - secured	10	10	2	1,428
Secured by inventory and accounts receivable	—	—	—	340

Real estate – construction, land development & other land loans	1,673	2,889	504	7,563

Real estate – residential, farmland, and multi-family	17,021	18,866	1,419	16,855

Real estate – home equity lines of credit	43	293	3	1,799

Real estate – commercial	9,539	11,328	1,036	7,975

Consumer	—	31	—	1,737
Total non-covered impaired loans with allowance	$28,286	33,417	2,964	37,834

Total covered impaired loans with allowance	$13,760	18,271	3,509	15,401

Total impaired loans with an allowance recorded	$42,046	51,688	6,473	53,235

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Cash secured loans.
2	Non-cash secured loans that have no minor or major exceptions to the lending guidelines.
3	Non-cash secured loans that have no major exceptions to the lending guidelines.
Weak Pass:
4	Non-cash secured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated.
Watch or Standard:
9	Loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances. This category also includes all loans to insiders and any other loan that management elects to monitor on the watch list.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of September 30, 2013.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$7,569	26,298	7	1,277	734	46	35,931
Commercial - secured	30,069	77,268	866	6,983	5,171	2,414	122,771
Secured by inventory and accounts receivable	1,951	14,064	222	1,931	1,375	151	19,694

Real estate – construction, land development & other land loans	30,720	174,036	2,584	9,621	7,635	8,074	232,670

Real estate – residential, farmland, and multi-family	234,214	536,140	6,192	34,251	31,975	16,558	859,330

Real estate – home equity lines of credit	119,512	65,725	1,529	5,598	3,406	1,927	197,697

Real estate - commercial	111,667	527,868	9,288	21,107	14,583	11,221	695,734

Consumer	25,343	23,000	71	788	800	320	50,322
Total	$561,045	1,444,399	20,759	81,556	65,679	40,711	2,214,149
Unamortized net deferred loan costs							1,024
Total non-covered loans							$2,215,173

Total covered loans	$26,851	96,163	—	9,829	46,833	47,233	226,909

Total loans	$587,896	1,540,562	20,759	91,385	112,512	87,944	2,442,082

At September 30, 2013, there was an insignificant amount of loans that were graded “8” with an accruing status.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2012.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$10,283	24,031	10	472	583	307	35,686
Commercial - secured	32,196	72,838	1,454	3,676	1,150	2,398	113,712
Secured by inventory and accounts receivable	2,344	18,126	248	491	117	17	21,343

Real estate – construction, land development & other land loans	31,582	163,588	3,830	9,045	3,709	6,354	218,108

Real estate – residential, farmland, and multi-family	249,313	499,922	7,154	29,091	24,330	9,629	819,439

Real estate – home equity lines of credit	125,310	66,412	2,160	3,526	1,850	1,622	200,880

Real estate - commercial	123,814	449,316	21,801	14,050	9,074	9,885	627,940

Consumer	27,826	23,403	77	954	629	2,822	55,711
Total	$602,668	1,317,636	36,734	61,305	41,442	33,034	2,092,819
Unamortized net deferred loan costs							1,324
Total non-covered loans							$2,094,143

Total covered loans	$42,935	124,451	—	7,569	73,868	33,491	282,314

Total loans	$645,603	1,442,087	36,734	68,874	115,310	66,525	2,376,457

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

The vast majority of the Company’s troubled debt restructurings modified during the three and nine months ended September 30, 2013 related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2013.

($ in thousands)	For the three months ended September 30, 2013
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural:
Commercial - unsecured	1	$66	$66
Commercial - secured	5	322	322
Real estate – construction, land development & other land loans	2	1,261	1,261
Real estate – residential, farmland, and multi-family	1	174	174
Real estate – commercial	4	4,933	4,933

Non-covered TDRs – Nonaccrual
Real estate – construction, land development & other land loans	3	800	800
Real estate – residential, farmland, and multi-family	3	395	395
Real estate – commercial	1	398	398

Total non-covered TDRs arising during period	20	8,349	8,349

Total covered TDRs arising during period– Accruing	—	$—	$—
Total covered TDRs arising during period – Nonaccrual	1	187	167

Total TDRs arising during period	21	$8,536	$8,516

($ in thousands)	For the nine months ended September 30, 2013
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural:
Commercial - unsecured	1	$66	$66
Commercial - secured	5	322	322
Real estate – construction, land development & other land loans	2	1,261	1,261
Real estate – residential, farmland, and multi-family	10	1,256	1,258
Real estate – commercial	6	5,097	5,097
Consumer	1	14	14

Non-covered TDRs – Nonaccrual
Real estate – construction, land development & other land loans	3	800	800
Real estate – residential, farmland, and multi-family	6	604	604
Real estate – commercial	1	398	398

Total non-covered TDRs arising during period	35	9,818	9,820

Total covered TDRs arising during period– Accruing	4	$359	$351
Total covered TDRs arising during period – Nonaccrual	1	187	167

Total TDRs arising during period	40	$10,364	$10,338

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2012.

($ in thousands)	For the three months ended September 30, 2012
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – residential, farmland, and multi-family	6	$1,205	$1,205

Non-covered TDRs – Nonaccrual
Real estate – residential, farmland, and multi-family	5	705	705
Real estate – commercial	2	372	372

Total non-covered TDRs arising during period	13	2,282	2,282

Total covered TDRs arising during period– Accruing	—	$—	$—
Total covered TDRs arising during period – Nonaccrual	1	1	1

Total TDRs arising during period	14	$2,283	$2,283

($ in thousands)	For the nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – construction, land development & other land loans	1	$300	$300
Real estate – residential, farmland, and multi-family	7	1,508	1,508

Non-covered TDRs – Nonaccrual
Real estate – construction, land development & other land loans	1	238	238
Real estate – residential, farmland, and multi-family	5	705	705
Real estate – commercial	2	372	372

Total non-covered TDRs arising during period	16	3,123	3,123

Total covered TDRs arising during period– Accruing	6	$7,526	$7,526
Total covered TDRs arising during period – Nonaccrual	1	1	1

Total TDRs arising during period	23	$10,650	$10,650

Index

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three and nine months ended September 30, 2013 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Non-covered accruing TDRs that subsequently defaulted
Real estate – construction, land development & other land loans	—	$—	1	$342
Real estate – residential, farmland, and multi-family	—	—	1	252

Total non-covered TDRs that subsequently defaulted	—	$—	2	$594

Total accruing covered TDRs that subsequently defaulted	—	$—	1	$3,501

Total accruing TDRs that subsequently defaulted	—	$—	3	$4,095

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three and nine months ended September 30, 2012 are presented in the table below.

($ in thousands)	For the three months ended September 30, 2012		For the nine months ended September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Non-covered accruing TDRs that subsequently defaulted	—	$—	—	$—

Total non-covered TDRs that subsequently defaulted	—	$—	—	$—

Total accruing covered TDRs that subsequently defaulted	2	$1	3	$440

Total accruing TDRs that subsequently defaulted	2	$1	3	$440

Note 9 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $1,024,000, $1,324,000, and $1,478,000 at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

Index

Note 10 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 40 of the Company’s 2012 Annual Report on Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Receivable related to loss claims incurred, not yet reimbursed	$20,812	33,040	20,722
Receivable related to estimated future claims on loans	38,565	62,044	71,542
Receivable related to estimated future claims on foreclosed real estate	5,569	7,475	15,351
FDIC indemnification asset	$64,946	102,559	107,615

The following presents a rollforward of the FDIC indemnification asset since December 31, 2012.

($ in thousands)

Balance at December 31, 2012	$102,559
Increase related to unfavorable changes in loss estimates	9,078
Increase related to reimbursable expenses	3,714
Cash received from FDIC	(36,639)
Accretion of loan discount	(11,676)
Other	(2,090)
Balance at September 30, 2013	$64,946

Note 11 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2013, December 31, 2012, and September 30, 2012 and the carrying amount of unamortized intangible assets as of those same dates. In the first quarter of 2013, the Company recorded a core deposit premium intangible of $586,000 in connection with the acquisition of two branches, which is being amortized on a straight-line basis over the estimated life of the related deposits of seven years.

	September 30, 2013		December 31, 2012		September 30, 2012
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	450	678	417	678	402
Core deposit premiums	8,560	5,734	7,974	5,128	7,974	4,916
Total	$9,238	6,184	8,652	5,545	8,652	5,318

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $220,000 and $224,000 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense totaled $639,000 and $670,000 for the nine months ended September 30, 2013 and 2012, respectively.

Index

The following table presents the estimated amortization expense for the last quarter of calendar year 2013 and for each of the four calendar years ending December 31, 2017 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
October 1 to December 31, 2013	$221
2014	777
2015	721
2016	654
2017	404
Thereafter	277
Total	$3,054

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

The Company recorded pension income totaling $98,000 for the three months ended September 30, 2013, which primarily related to investment income from the Pension Plan’s assets. For the three months ended September 30, 2012, the Company recorded pension expense totaling $410,000 related to the Pension Plan and the SERP. The following table contains the components of the pension (income) expense.

	For the Three Months Ended September 30,
	2013	2012	2013	2012	2013 Total	2012 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	386	153	67	153	453
Interest cost	287	326	18	61	305	387
Expected return on plan assets	(571)	(492)	—	—	(571)	(492)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	15	71	—	(17)	15	54
Amortization of prior service cost	—	3	—	5	—	8
Net periodic pension cost	$(269)	294	171	116	(98)	410

The Company recorded pension income totaling $425,000 for the nine months ended September 30, 2013, which primarily related to investment income from the Pension Plan’s assets. For the nine months ended September 30, 2012, the Company recorded pension expense totaling $2,068,000 related to the Pension Plan and the SERP. The following table contains the components of the pension (income) expense.

	For the Nine Months Ended September 30,
	2013	2012	2013	2012	2013 Total	2012 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	1,449	153	236	153	1,685
Interest cost	966	1,125	152	219	1,118	1,344
Expected return on plan assets	(1,730)	(1,477)	—	—	(1,730)	(1,477)
Amortization of transition obligation	—	2	—	—	—	2
Amortization of net (gain)/loss	34	474	—	17	34	491
Amortization of prior service cost	—	9	—	14	—	23
Net periodic pension cost	$(730)	1,582	305	486	(425)	2,068

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

($ in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Unrealized gain (loss) on securities available for sale	$(2,018)	3,290	4,794
Deferred tax asset (liability)	787	(1,283)	(1,870)
Net unrealized gain (loss) on securities available for sale	(1,231)	2,007	2,924

Additional pension liability	(3,545)	(3,579)	(17,789)
Deferred tax asset	1,383	1,396	7,029
Net additional pension liability	(2,162)	(2,183)	(10,760)

Total accumulated other comprehensive income (loss)	$(3,393)	(176)	(7,836)

The following table discloses the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Liability	Total
Beginning balance at January 1, 2013	$2,007	(2,183)	(176)
Other comprehensive income (loss) before reclassifications	(3,238)	—	(3,238)
Amounts reclassified from accumulated other comprehensive income	—	21	21
Net current-period other comprehensive income (loss)	(3,238)	21	(3,217)

Ending balance at September 30, 2013	$(1,231)	(2,162)	(3,393)

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

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2013. The impaired loans shown below are those in which the value is based on the underlying collateral value.

($ in thousands)
Description of Financial Instruments	Fair Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$17,361	—	17,361	—
Mortgage-backed securities	147,523	—	147,523	—
Corporate bonds	3,651	—	3,651	—
Equity securities	4,000	—	4,000	—
Total available for sale securities	$172,535	—	172,535	—

Nonrecurring
Impaired loans – covered	$21,378	—	—	21,378
Impaired loans – non-covered	13,263	—	—	13,263
Foreclosed real estate – covered	29,193	—	—	29,193
Foreclosed real estate – non-covered	15,098	—	—	15,098

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

Index

Impaired loans — Fair values for impaired loans in the above table are generally collateral dependent and are estimated based on underlying collateral values securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined using an income or market valuation approach based on an appraisal conducted by an independent, licensed third party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Foreclosed real estate – Foreclosed real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, based on a current appraisal that is generally prepared using an income or market valuation approach and conducted by an independent, licensed third party appraiser, adjusted for estimated selling costs (Level 3). At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. For any real estate valuations subsequent to foreclosure, any excess of the real estate recorded value over the fair value of the real estate is treated as a foreclosed real estate write-down on the Consolidated Statements of Income. In December 2012, the Company recorded a write-down of $10.6 million related to its non-covered foreclosed properties. This write-down reduced the carrying value of these properties by approximately 29% beyond their standard carrying value as described above. This write-down was recorded because of management’s intent to dispose of these properties in an expedited manner and accept sales prices lower than prior practice.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$21,378	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	13,263	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-30%
Foreclosed real estate – covered	29,193	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	15,098	Appraised value	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-40%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three or nine months ended September 30, 2013 or 2012.

For the nine months ended September 30, 2013, the decrease in the fair value of securities available for sale was $5,308,000, which is included in other comprehensive loss (net of tax benefit of $2,070,000). For the nine months ended September 30, 2012, the increase in the fair value of securities available for sale was $898,000, which is included in other comprehensive income (net of tax expense of $350,000). Fair value measurement methods at September 30, 2013 and 2012 are consistent with those used in prior reporting periods.

The carrying amounts and estimated fair values of financial instruments at September 30, 2013 and December 31, 2012 are as follows:

		September 30, 2013		December 31, 2012
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$89,383	89,383	96,588	96,588
Due from banks, interest-bearing	Level 1	95,634	95,634	144,919	144,919
Federal funds sold	Level 1	102	102	—	—
Securities available for sale	Level 2	172,535	172,535	167,352	167,352
Securities held to maturity	Level 2	54,054	56,824	56,064	61,496
Presold mortgages in process of settlement	Level 1	2,884	2,884	8,490	8,490
Loans – non-covered, net of allowance	Level 3	2,171,698	2,109,301	2,052,500	1,998,620
Loans – covered, net of allowance	Level 3	222,693	222,693	277,555	277,555
Loans held for sale	Level 2	—	—	30,393	30,393
Accrued interest receivable	Level 1	9,663	9,663	10,201	10,201
FDIC indemnification asset	Level 3	64,946	63,168	102,559	100,396
Bank-owned life insurance	Level 1	43,642	43,642	27,857	27,857

Deposits	Level 2	2,740,860	2,742,456	2,821,360	2,823,989
Borrowings	Level 2	46,394	34,796	46,394	20,981
Accrued interest payable	Level 2	920	920	1,299	1,299

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

The Series B preferred stock qualifies as Tier 1 capital. The dividend rate, as a percentage of the liquidation amount, fluctuated on a quarterly basis during the first 10 quarters during which the Series B preferred stock was outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL”. For the first nine quarters after issuance, the dividend rate could range from one percent (1%) to five percent (5%) per annum based upon the increase in QSBL as compared to the baseline. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of QSBL compared to the baseline. After four and one half years from the issuance, the dividend rate will increase to nine percent (9%). The Company has been able to continually increase its level of small business lending and as a result, the dividend rate has steadily decreased from 5.0% in the first half of 2012 to 1.0% throughout most of 2013. The Company expects its dividend rate to remain at an annualized rate of 1.0% until 2016, unless the Series B Preferred Stock is redeemed at an earlier date. Subject to regulatory approval, the Company is generally permitted to redeem the Series B preferred shares at par plus unpaid dividends.

Index

For the first nine months of 2013 and 2012, the Company accrued approximately $503,000 and $2,277,000, respectively, in preferred dividend payments for the Series B Preferred Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

The Series C Prefered Stock pays a dividend per share equal to that of the Company’s common stock. During the first nine months of 2013, the Company accrued approximately $175,000 in preferred dividend payments for the Series C Preferred Stock.

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

Our determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has three components. The first component involves the estimation of losses on individually significant “impaired loans”. A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is specifically individually evaluated for an appropriate valuation allowance if the loan balance is above a prescribed evaluation threshold (which varies based on credit quality, accruing status, and type of collateral) and the loan is determined to be impaired. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral less selling costs.

The second component of the allowance model is the estimation of losses for impaired loans that have common risk characteristics and are aggregated to measure impairment. These impaired loans generally have loan balances below the thresholds that result in a specific individual review discussed above. For these impaired loans, we aggregate loans among similar loan types and apply loss rates that are derived from historical statistics.

The third component of the allowance model is the estimation of losses for loans that are not considered to be impaired loans. Loans not considered to be impaired are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on historical losses, current economic conditions, and operational conditions specific to each loan type. For loans with more than standard risk, loss percentages are based on a multiple of the estimated loss rate for loans of a similar loan type with normal risk. The multiples assigned vary by type of loan, depending on risk, and we have consulted with an external credit review firm in assigning those multiples.

The reserves estimated for impaired loans (specifically reviewed and aggregate) are then added to the reserve estimated for all other loans. This becomes our “allocated allowance.” In addition to the allocated allowance derived from the model, we also evaluate other data such as the ratio of the allowance for loan losses to total loans, net loan growth information, nonperforming asset levels and trends in such data. Based on this additional analysis, we may determine that an additional amount of allowance for loan losses is necessary to reserve for probable losses. This additional amount, if any, is our “unallocated allowance.” The sum of the allocated allowance and the unallocated allowance is compared to the actual allowance for loan losses recorded on our books and any adjustment necessary for the recorded allowance to equal the computed allowance is recorded as a provision for loan losses. The provision for loan losses is a direct charge to earnings in the period recorded.

Loans covered under loss share agreements (referred to as “covered loans”) are recorded at fair value at acquisition date. Therefore, amounts deemed uncollectible at acquisition date become a part of the fair value calculation and are excluded from the allowance for loan losses. Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses. Subsequent increases in the amount expected to be collected are accreted into income over the life of the loan. Proportional adjustments are also recorded to the FDIC indemnification asset.

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

Index

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

Index

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses and the corresponding FDIC indemnification asset:

($ in thousands)
At September 30, 2013	Cooperative Single Family Loss Share Loans	Cooperative Non-Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Bank of Asheville Non-Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/19/2019	6/19/2014	1/21/2021	1/21/2016

Nonaccrual covered loans
Unpaid principal balance	$16,662	55,359	828	8,252	81,101
Carrying value prior to loan discount*	16,000	36,343	713	5,932	58,988
Loan discount	2,900	6,084	389	2,382	11,755
Net carrying value	13,100	30,259	324	3,550	47,233
Allowance for loan losses	1,059	827	—	216	2,102
Indemnification asset recorded	3,167	5,529	311	2,078	11,085

All other covered loans
Unpaid principal balance	124,140	39,946	12,489	38,709	215,284
Carrying value prior to loan discount*	124,095	39,649	12,463	38,368	214,575
Loan discount	16,974	3,120	3,699	11,106	34,899
Net carrying value	107,121	36,529	8,764	27,262	179,676
Allowance for loan losses	—	2,114	—	—	2,114
Indemnification asset recorded	13,579	2,351	2,959	8,885	27,774

All covered loans
Unpaid principal balance	140,802	95,305	13,317	46,961	296,385
Carrying value prior to loan discount*	140,095	75,992	13,176	44,300	273,563
Loan discount	19,874	9,204	4,088	13,488	46,654
Net carrying value	120,221	66,788	9,088	30,812	226,909
Allowance for loan losses	1,059	2,941	—	216	4,216
Indemnification asset recorded	16,746	7,880	3,270	10,963	38,859

		Present Value Adjustment			(294)

* Reflects partial charge-offs	Total indemnification asset recorded related to loans				$38,565

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

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders amounted to $6.1 million, or $0.30 per diluted common share, for the three months ended September 30, 2013 compared to $3.7 million, or $0.22 per diluted common share, recorded in the third quarter of 2012. For the nine months ended September 30, 2013, the Company recorded net income available to common shareholders of $14.3 million, or $0.71 per diluted common share, compared to net income of $0.3 million, or $0.01 per diluted common share, for the nine months ended September 30, 2012. The higher earnings were primarily a result of lower provisions for loan losses and lower foreclosed property losses and write-downs recorded during 2013.

Index

Net Interest Income and Net Interest Margin

Net interest income for the third quarter of 2013 amounted to $33.7 million, a 2.2% decrease from the $34.5 million recorded in the third quarter of 2012. Net interest income for the nine months ended September 30, 2013 amounted to $101.3 million, a 1.7% increase from the $99.5 million recorded in the comparable period of 2012.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) in the third quarter of 2013 was 4.84% compared to 4.86% for the third quarter of 2012. For the nine month period ended September 30, 2013, our net interest margin was 4.88% compared to 4.71% for the same period in 2012. The 4.84% margin realized in the third quarter of 2013 was a 26 basis point decrease from the 5.10% margin realized in the second quarter of 2013. The margin variances were primarily due to discount accretion on loans purchased in failed-bank acquisitions recognized during the respective periods. Loan discount accretion amounted to $4.3 million in the third quarter of 2013, $6.6 million in the second quarter of 2013, and $4.6 million in the third quarter of 2012. Loan discount accretion amounted to $14.6 million for nine months ended September 30, 2013 compared to $10.5 million for the nine months ended September 30, 2012.

Our cost of funds has steadily declined from 0.57% in the third quarter of 2012 to 0.37% in the third quarter of 2013.

Provision for Loan Losses and Asset Quality

We recorded total provisions for loan losses of $5.0 million in the third quarter of 2013 compared to $7.1 million for the third quarter of 2012. For the nine months ended September 30, 2013, we recorded total provisions for loans losses of $21.7 million compared to $35.1 million for the same period of 2012. The decrease in 2013 was primarily the result of an elevated provision for loan losses on non-covered loans recorded in the first quarter of 2012 – see explanation of the terms “covered” and “non-covered” in the section below entitled “Note Regarding Components of Earnings.”

Total non-covered nonperforming assets amounted to $83.5 million at September 30, 2013 (2.86% of total non-covered assets), which compares to $106.1 million at December 31, 2012 and $146.0 million at September 30, 2012. The decrease in 2013 compared to both periods in 2012 was due primarily to a combination of loan sales and foreclosed property write-downs that occurred in the fourth quarter of 2012 and the first quarter of 2013, as discussed in the following paragraph.

In the fourth quarter of 2012, we identified a pool of non-covered higher-risk loans that we targeted for sale to a third-party investor. Based on an offer to purchase these loans that was received in December, we wrote the loans down by approximately $38 million in the fourth quarter of 2012 to their estimated liquidation value of approximately $30 million and reclassified them as “loans held for sale.” Of the $68 million in loans targeted for sale, approximately $38.2 million had been classified as nonaccrual loans, and $10.5 million had been classified as accruing troubled-debt-restructurings. The sale of substantially all of these loans was completed on January 23, 2013. Additionally, in the fourth quarter of 2012, we recorded write-downs totaling $10.6 million on substantially all of our non-covered foreclosed properties in connection with efforts to accelerate the sale of these assets.

Non-covered nonaccrual loans increased from $33.0 million at December 31, 2012 to $40.7 million at September 30, 2013, due primarily to several larger credits that deteriorated during the first and second quarters of 2013. Non-covered foreclosed real estate decreased from $26.3 million at December 31, 2012 to $15.1 million at September 30, 2013 as a result of strong sales activity during the first nine months of 2013, which was consistent with our strategy discussed above to accelerate the disposition of foreclosed properties.

Total covered nonperforming assets have steadily declined during the past twelve months, amounting to $83.0 million at September 30, 2013 compared to $113.9 million at September 30, 2012. Within this category, foreclosed real estate declined from $58.4 million at September 30, 2012 to $29.2 million at September 30, 2013. The Company is experiencing increased property sales activity, particularly along the North Carolina coast, which is where most of the Company’s covered foreclosed properties are located. Covered nonaccrual loans increased from $33.5 million at December 31, 2012 to $47.2 million at September 30, 2013, due primarily to several large loans that deteriorated during the first quarter of 2013.

Index

Noninterest Income

Total noninterest income for the third quarter of 2013 was $5.6 million compared to $2.8 million for the same period of 2012. For the nine months ended September 30, 2013, noninterest income amounted to $17.2 million compared to $9.9 million for the nine months ended September 30, 2012.

Core noninterest income for the third quarter of 2013 was $7.5 million, an increase of 10.2% over the $6.8 million reported for the third quarter of 2012. For the first nine months of 2013, core noninterest income amounted to $21.2 million, a 12.2% increase from the $18.9 million recorded in the comparable period of 2012. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income. The largest component of the increases in core noninterest income was in the amount of service charges on deposit accounts recorded by the Company, which related primarily to overdraft fees.

Noncore components of noninterest income resulted in net losses of $1.9 million in the third quarter of 2013 compared to net losses of $4.0 million in the third quarter of 2012. For the nine months ended September 30, 2013 and 2012, the Company recorded net losses of $4.0 million and $9.0 million, respectively, related to the noncore components of noninterest income. The largest variances compared to prior periods related to foreclosed property gains/losses and indemnification asset income (expense).

Noninterest Expenses

Noninterest expenses amounted to $23.7 million in each of the third quarters of 2013 and 2012. Noninterest expenses for the nine months ended September 30, 2013 amounted to $72.7 million compared to $71.5 million recorded in the first nine months of 2012.

Salaries expense has risen in 2013 as a result of new employees hired to expand our infrastructure in anticipation of future growth, as well as increases in the mortgage division due to an initiative to generate higher residential mortgage volume. Employee benefits have decreased primarily due to the freezing of two pension plans at December 31, 2012.

Tax Expense

Our income tax expense for the third quarter of 2013 was $4.3 million, which resulted in an effective tax rate of 40.5% compared to a more typical effective tax rate of approximately 35%. The higher effective tax rate was due to an incremental $0.5 million of tax expense that was recorded in the third quarter of 2013 in order to reduce the value of the Company’s deferred tax asset as a result of statutory decreases in North Carolina’s state income tax rate.

Preferred Dividends

Total preferred stock dividends amounted to $0.2 million for the third quarter of 2013 compared to $0.7 million for the third quarter of 2012. Total preferred stock dividends amounted to $0.7 million for the first nine months of 2013 compared to $2.3 million for the comparable period of 2012. The decreases in 2013 are a result of a favorable dividend rate change related to our Series B Preferred Stock that was issued in September 2011 to the US Treasury as part of the Company’s participation in the Treasury’s Small Business Lending Fund. The dividend rate can vary from 1% to 5% per annum based upon changes in the Company’s level of small business lending.  We have been able to continually increase our level of small business lending and as a result, the dividend rate has steadily decreased from 5.0% in the first half of 2012 to 1.0% throughout most of 2013. We expect our Series B Preferred Stock dividend rate to remain at an annualized rate of 1.0% until 2016, unless that preferred stock is redeemed at an earlier date.

Balance Sheet and Capital

Total assets at September 30, 2013 amounted to $3.2 billion, a 4.5% decrease from a year earlier. Total loans at September 30, 2013 amounted to $2.4 billion, unchanged from a year earlier, and total deposits amounted to $2.7 billion at September 30, 2013, a 3.3% decrease from a year earlier.

The unchanged level of total loans at September 30, 2013 compared to a year earlier was primarily the result of the loan sale previously discussed, the impact of which was offset by new loan growth. Total loans have increased in 2013, as growth in non-covered loans has exceeded the steady decline in covered loans. Excluding the acquired growth of $16 million that was added in a March 2013 branch acquisition, our non-covered loans have increased by $105 million since December 31, 2012, representing annualized growth of 6.7%. We are seeing improved loan demand as the economy in our market areas improves.

Index

Deposit balances have generally decreased over the past year as a result of declines in all time deposit categories, including brokered deposits, internet deposits, and all other time deposits. Strong growth in transaction deposit accounts has offset a majority of the time deposit declines.

As previously reported, during the first quarter of 2013, we completed the acquisition of two branches from Four Oaks Bank & Trust Company, which resulted in the addition of $16 million in loans and $57 million in deposits.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at September 30, 2013 of 16.61% compared to the 10.00% minimum required to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 7.19% at September 30, 2013, an increase of 73 basis points from a year earlier.

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

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended September 30, 2013 amounted to $33.7 million, a decrease of $0.7 million, or 2.2%, from the $34.5 million recorded in the third quarter of 2012. Net interest income on a tax-equivalent basis for the three month period ended September 30, 2013 amounted to $34.1 million, a decrease of $0.7 million, or 2.1%, from the $34.8 million recorded in the third quarter of 2012. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended September 30,
($ in thousands)	2013	2012
Net interest income, as reported	$33,727	34,473
Tax-equivalent adjustment	380	376
Net interest income, tax-equivalent	$34,107	34,849

Index

Net interest income for the nine month period ended September 30, 2013 amounted to $101.3 million, an increase of $1.7 million, or 1.7%, from the $99.5 million recorded in the first nine months of 2012. Net interest income on a tax-equivalent basis for the nine month period ended September 30, 2013 amounted to $102.4 million, an increase of $1.7 million, or 1.7%, from the $100.7 million recorded in the comparable period of 2012.

	Nine Months Ended September 30,
($ in thousands)	2013	2012
Net interest income, as reported	$101,250	99,515
Tax-equivalent adjustment	1,125	1,150
Net interest income, tax-equivalent	$102,375	100,665

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three months ended September 30, 2013, the slightly lower net interest income compared to the same period of 2012 was primarily due to a lower level of average earning assets. For the nine months ended September 30, 2013, the slightly higher net interest income compared to 2012 was due to a higher net interest margin which was partially offset by a lower level of average earning assets. The lower level of average earning assets experienced in 2013 has been due to a lower amount of investable funds as a result of declines in overall deposits.

Index

The following tables present net interest income analysis on a tax-equivalent basis for the periods indicated.

	For the Three Months Ended September 30,
	2013			2012
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,433,632	5.68%	$34,870	$2,432,528	6.06%	$37,037
Taxable securities	184,841	1.81%	843	158,749	2.51%	1,001
Non-taxable securities (2)	54,216	6.23%	852	56,154	6.11%	863
Short-term investments, principally federal funds	122,382	0.46%	143	207,652	0.31%	164
Total interest-earning assets	2,795,071	5.21%	36,708	2,855,083	5.44%	39,065

Cash and due from banks	80,592			62,950
Premises and equipment	77,931			73,861
Other assets	239,360			322,993
Total assets	$3,192,954			$3,314,887

Liabilities
Interest bearing checking	$534,705	0.08%	$102	$464,260	0.15%	$172
Money market deposits	559,554	0.14%	196	543,420	0.31%	418
Savings deposits	167,150	0.06%	24	159,431	0.15%	60
Time deposits >$100,000	583,203	0.96%	1,408	725,607	1.11%	2,022
Other time deposits	460,403	0.53%	613	546,733	0.80%	1,097
Total interest-bearing deposits	2,305,015	0.40%	2,343	2,439,451	0.61%	3,769
Securities sold under agreements to repurchase	—	—%	—	(25)	—%	—
Borrowings	46,394	2.21%	258	111,263	1.60%	447
Total interest-bearing liabilities	2,351,409	0.44%	2,601	2,550,689	0.66%	4,216

Noninterest bearing checking	456,900			382,937
Other liabilities	21,232			37,254
Shareholders’ equity	363,413			344,007
Total liabilities and shareholders’ equity	$3,192,954			$3,314,887

Net yield on interest-earning assets and net interest income		4.84%	$34,107		4.86%	$34,849
Interest rate spread		4.77%			4.78%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $380,000 and $376,000 in 2013 and 2012, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Nine Months Ended September 30,
	2013			2012
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,408,510	5.85%	$105,451	$2,433,964	5.91%	$107,715
Taxable securities	175,897	1.95%	2,572	163,043	2.79%	3,408
Non-taxable securities (2)	55,038	6.20%	2,553	56,800	6.16%	2,621
Short-term investments, principally federal funds	164,884	0.38%	470	201,500	0.32%	481
Total interest-earning assets	2,804,329	5.29%	111,046	2,855,307	5.34%	114,225

Cash and due from banks	80,808			59,338
Premises and equipment	77,075			72,885
Other assets	259,852			322,711
Total assets	$3,222,064			$3,310,241

Liabilities
Interest bearing checking	$526,857	0.10%	$395	$452,532	0.17%	$568
Money market deposits	561,968	0.17%	722	533,572	0.36%	1,437
Savings deposits	165,578	0.08%	96	157,383	0.21%	253
Time deposits >$100,000	623,207	0.98%	4,567	734,699	1.14%	6,282
Other time deposits	480,863	0.59%	2,121	560,475	0.84%	3,535
Total interest-bearing deposits	2,358,473	0.45%	7,901	2,438,661	0.66%	12,075
Securities sold under agreements to repurchase	—	—%	—	2,227	0.24%	4
Borrowings	46,394	2.22%	770	123,225	1.61%	1,481
Total interest-bearing liabilities	2,404,867	0.48%	8,671	2,564,113	0.71%	13,560

Noninterest bearing checking	435,996			365,863
Other liabilities	19,868			35,414
Shareholders’ equity	361,333			344,851
Total liabilities and shareholders’ equity	$3,222,064			$3,310,241

Net yield on interest-earning assets and net interest income		4.88%	$102,375		4.71%	$100,665
Interest rate spread		4.81%			4.63%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $1,125,000 and $1,150,000 in 2013 and 2012, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the third quarter of 2013 were $2.434 billion, which was virtually the same as the average loans outstanding for the third quarter of 2012 ($2.433 billion). Average loans outstanding for the nine months ended September 30, 2013 were $2.409 billion, which was 1.0% less than the average loans outstanding for the nine months ended September 30, 2012 ($2.434 billion). The lower amount of average loans outstanding during the nine months ended September 30, 2013 was primarily due to 1) the sale of approximately $68 million in non-covered higher-risk loans during January 2013 and 2) the resolution of $77 million in covered loans within our “covered loan” portfolio since September 30, 2012. Resolution of covered loans includes foreclosure, charge-off, or repayment. Partially offsetting these decreases was internal loan growth, as well as loans added in a branch acquisition.

The mix of our loan portfolio remained substantially the same at September 30, 2013 compared to December 31, 2012, with approximately 90% of our loans being real estate loans, 7% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

Average total deposits outstanding for the third quarter of 2013 were $2.762 billion, which was 2.1% less than the average deposits outstanding for the third quarter of 2012 ($2.822 billion). Average deposits outstanding for the nine months ended September 30, 2013 were $2.794 billion, which was 0.4% less than the average deposits outstanding for the nine months ended September 30, 2012 ($2.805 billion). Although average deposits outstanding have not varied significantly in 2013 compared to 2012, our mix of deposits has experienced a shift from time deposits to transaction accounts. Average transaction deposit accounts (which we define as noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $1.55 billion for the quarter ended September 30, 2012, to $1.72 billion for the quarter ended September 30, 2013, representing growth of $168 million, or 10.9%. With the growth of our transaction deposit accounts, we were able to reduce our reliance on higher cost sources of funding, including time deposits and borrowings. Average time deposits declined from $1.27 billion for the quarter ended September 30, 2012, to $1.04 billion for the quarter ended September 30, 2013, a decrease of $229 million, or 18.0%. Average borrowings decreased from $111 million in the third quarter of 2012 to $46 million in the third quarter of 2013. The favorable change in the funding mix resulted in our average cost of interest bearing liabilities decreasing from 0.66% in the third quarter of 2012 to 0.44% in the third quarter of 2013. Our total cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.37% in the third quarter of 2013 compared to 0.57% in the third quarter of 2012.

See additional information regarding changes in the Company’s loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the third quarter of 2013 was 4.84% compared to 4.86% for the third quarter of 2012. For the nine month period ended September 30, 2013, our net interest margin was 4.88% compared to 4.71% for the same period in 2012. The margin variances were primarily due to discount accretion on loans purchased in failed bank acquisitions recognized during the respective periods (see discussion below).

Our net interest margin benefitted from net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition in June 2009 and, to a lesser degree, the acquisition of The Bank of Asheville in January 2011. For the three months ended September 30, 2013 and 2012, we recorded $4,227,000 and $4,488,000, respectively, in net accretion of purchase accounting premiums/discounts, which increased net interest income. For the nine months ended September 30, 2013 and 2012, we recorded $14,283,000 and $10,209,000, respectively, in net accretion of purchase accounting premiums/discounts. The following table presents the detail of the purchase accounting adjustments that impacted net interest income.

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012

Interest income – reduced by premium amortization on loans	$(105)	(116)	(337)	(348)
Interest income – increased by accretion of loan discount	4,325	4,587	14,595	10,455
Interest expense – reduced by premium amortization of deposits	7	17	25	72
Interest expense – reduced by premium amortization of borrowings	—	—	—	30
Impact on net interest income	$4,227	4,488	14,283	10,209

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded total provisions for loan losses of $5.0 million in the third quarter of 2013 compared to $7.1 million for the third quarter of 2012. For the nine months ended September 30, 2013, we recorded total provisions for loans losses of $21.7 million compared to $35.1 million for the same period of 2012. As discussed below, the decrease in 2013 was primarily the result of an elevated provision for loan losses on non-covered loans recorded in the first quarter of 2012.

The provision for loan losses on non-covered loans amounted to $3.5 million in the third quarter of 2013 compared to $6.0 million in the third quarter of 2012. For the first nine months of 2013, the provision for loan losses on non-covered loans amounted to $13.3 million compared to $29.7 million for the same period of 2012. The decrease for the nine month period was primarily due to a high provision for loan losses recorded in the first quarter of 2012 that resulted from an internal review that applied more conservative assumptions to estimate the probable losses associated with some of our nonperforming loan relationships, which we believed could lead to a more timely resolution of the related credits. Many of these same loans were sold to a third party investor in January 2013, as discussed earlier.

The provision for loan losses on covered loans amounted to $1.5 million in the third quarter of 2013 compared to $1.1 million in the third quarter of 2012. For the nine months ended September 30, 2013, the provision for loan losses on covered loans amounted to $8.4 million compared to $5.4 million for the same period of 2012. The increase for the nine month period in 2013 was primarily the result of several large credits that deteriorated during the first quarter of 2013 and were placed on nonaccrual status.

Index

Total noninterest income was $5.6 million in the third quarter of 2013 compared to $2.8 million for the third quarter of 2012. Total noninterest income was $17.2 million for the first nine months of 2013 compared to $9.9 million for the same period in 2012.

As presented in the table below, core noninterest income for the third quarter of 2013 was $7.5 million, an increase of 10.2% over the $6.8 million reported for the third quarter of 2012. Core noninterest income for the nine months ended September 30, 2013 was $21.2 million, an increase of 12.2% over the $18.9 million reported for the comparable period in 2012. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from sales of insurance and financial products, and v) bank-owned life insurance income.

The following table presents our core noninterest income for the three and nine month periods ending September 30, 2013 and 2012, respectively.

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012

Service charges on deposit accounts	$3,390	3,053	9,579	8,867
Other service charges, commissions, and fees	2,402	2,275	6,917	6,634
Fees from presold mortgages	776	785	2,343	1,685
Commissions from sales of insurance and financial products	591	510	1,569	1,325
Bank-owned life insurance income	366	207	786	380
Core noninterest income	$7,525	6,830	21,194	18,891

In the table above, service charges on deposit accounts have increased in 2013 compared to 2012 primarily due to an increase in overdraft fees.

Other service charges, commissions, and fees have increased in 2013 compared to 2012 primarily as a result of higher debit card interchange fees. We earn a small fee each time a customer uses a debit card to make a purchase. Due to the growth in checking accounts and increased customer usage of debit cards, we have experienced increases in this line item.

The higher amount of fees from presold mortgages for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily the result of high mortgage loan refinancing activity during the first half of 2013, as well as increased volume from additional mortgage loan personnel we have added in recent quarters. Fees from presold mortgages did not vary significantly in comparing the three month periods ending September 30, 2013 and 2012, as refinancing activity slowed down during the third quarter 2013.

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

Within the noncore components of noninterest income, we recorded net gains on non-covered foreclosed properties of $0.2 million and $1.7 million for the three and nine months ended September 30, 2013, respectively, compared to net losses of $1.0 million and $3.0 million for the comparable periods of 2012. Stabilization in real estate market values and lower carrying values following the December 2012 write-down discussed previously impacted these variances.

Gains/losses on covered foreclosed properties during the three and nine month periods ended September 30, 2013, amounted to net gains of $1.4 million and net losses of $3.7 million, respectively, compared to net losses of $1.6 million and net losses of $12.7 million during the comparable periods of 2012, respectively. The favorable variances in 2013 were primarily a result of lower levels of covered foreclosed properties, as well as stabilization in real estate market values.

Index

As previously discussed, indemnification asset income (expense) is recorded to reflect additional (decreased) amounts expected to be received from the FDIC due to covered loan and foreclosed property losses arising during the period. In the third quarter of 2013, we recorded net gains on covered foreclosed properties of $1.4 million compared to net losses of $1.6 million in the third quarter of 2012, which resulted in higher indemnification asset expense – $3.8 million of expense in the third quarter of 2013 compared to $1.6 million in the third quarter of 2012. For the nine months ended September 30, 2013, indemnification asset expense amounted to $2.3 million compared to income of $6.1 million for the same period of 2012, with the variance being caused primarily by fewer covered foreclosed property losses in 2013.

During the third quarter of 2013, we sold approximately $13.0 million in available for sale securities, which resulted in a gain of $0.6 million. During the first nine months of both 2013 and 2012, we recorded total securities gains of $0.6 million.

Noninterest expenses amounted to $23.7 million in the third quarters of both 2013 and 2012. Noninterest expenses for the nine months ended September 30, 2013 amounted to $72.7 million compared to $71.5 million recorded in the first nine months of 2012.

Salaries expense was $11.4 million for the third quarter of 2013 compared to $10.4 million in the third quarter of 2012. Salaries expense amounted to $33.1 million for the first nine months of 2013 compared to $30.7 million for the same period of 2012. These increases are primarily associated with hiring additional employees in the mortgage, wealth management, and credit administration divisions and in order to build our infrastructure to prepare for future growth.

Employee benefits expense was $2.2 million in the third quarter of 2013 compared to $2.5 million in the third quarter of 2012. For the first nine months of 2013, employee benefits expense was $7.4 million compared to $9.2 million for the same period in 2012. The decreases in 2013 primarily relate to declines in pension expense as a result of freezing the Company’s two defined benefit plans on December 31, 2012. We recorded pension income of $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively, compared to pension expense of $0.4 million and $2.1 million for the three and nine months ended September 30, 2012, respectively. The pension income we recorded in 2013 relates to investment income from the pension plan’s assets.

Occupancy expense and equipment expense did not vary materially when comparing the three and nine month periods ended September 30, 2013 to the comparable periods of 2012.

Other noninterest expenses amounted to $6.9 million and $7.5 million for the third quarters of 2013 and 2012, respectively. This decrease is primarily due to lower repossession and collection expenses recorded during the quarter as the level of our foreclosed property balances has decreased since September 30, 2012. Other noninterest expense amounted to $23.0 million and $22.2 million for the nine month periods ended September 30, 2013 and 2012, respectively. The primary reason for the increase in the year-to-date period relates to higher severance expenses. In the second quarter of 2013, we accrued approximately $1.6 million in severance expenses due to separation of service of several employees during the quarter, including the Company’s former chief executive officer. In 2012, severance expense amounted to $0.4 million, which was recorded in the first quarter of 2012.

For the third quarter of 2013, the provision for income taxes was $4.3 million, an effective tax rate of 40.5%, compared to $2.1 million for the same period of 2012, which was an effective tax rate of 32.3%. The higher effective tax rate in 2013 was due to both 1) lower tax-exempt interest income in relation to taxable income and 2) an incremental $0.5 million of tax expense that was recorded in the third quarter of 2013 in order to reduce the value of our deferred tax asset as a result of statutory decreases in North Carolina’s state income tax rate.

For the first nine months of 2013, the provision for income taxes was $9.0 million, an effective tax rate of 37.5%. We recorded income tax expense of $0.3 million for the first nine months of 2012, which resulted in an effective tax rate of 11.6%. The low effective tax rate in 2012 was due to a high amount of tax-exempt interest income in relation to a relatively low level of taxable income.

We accrued total preferred stock dividends of $0.2 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively. For the first nine months of 2013 and 2012, we accrued total preferred stock dividends of $0.7 million and $2.3 million, respectively. These amounts are deducted from net income in computing “net income available to common shareholders.”  The decrease in preferred dividends in 2013 is a result of a favorable dividend rate change related to the Series B Preferred Stock that was issued in September 2011. The dividend rate can range from 1% to 5% per anum based upon changes in our level of “Qualified Small Business Lending” (“QSBL”).  We have been able to continually increase our levels of QSBL since 2011 and as a result, our dividend rate has steadily decreased from 5.0% in the first half of 2012 to 1.0% throughout most of 2013. We expect our Series B Preferred Stock dividend rate to remain at an annualized rate of 1.0% until 2016, unless that preferred stock is redeemed at an earlier date.

Index

The Consolidated Statements of Comprehensive Income reflect other comprehensive losses of $1,906,000 and $3,217,000 during the three and nine months ended September 30, 2013, respectively, compared to other comprehensive income of $325,000 and $846,000 during the three and nine months ended September 30, 2012, respectively. The primary component of other comprehensive income (loss) for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. The market yields for fixed rate bonds started to increase in June 2013, which has had an unfavorable impact on a substantial portion of our available for sale securities portfolio. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

FINANCIAL CONDITION

Total assets at September 30, 2013 amounted to $3.17 billion, 4.5% lower than a year earlier. Total loans at September 30, 2013 amounted to $2.44 billion, unchanged from a year earlier, and total deposits amounted to $2.74 billion, a 3.3% decrease from a year earlier.

The following table presents information regarding the nature of our growth for the twelve months ended September 30, 2013 and for the first nine months of 2013.

October 1, 2012 to September 30, 2013	Balance at beginning of period	Internal Growth, net (1)	Growth from Acquisitions	Loans Transferred to Held for Sale	Balance at end of period	Total percentage growth	Internal percentage growth (1)
		($ in thousands)

Loans – Non-covered	$2,137,074	129,907	16,425	(68,233)	2,215,173	3.7%	6.1%
Loans – Covered	303,997	(77,088)	—	—	226,909	-25.4%	-25.4%
Total loans	$2,441,071	52,819	16,425	(68,233)	2,442,082	0.0%	2.2%

Deposits – Noninterest bearing checking	$398,527	58,880	6,565	—	463,972	16.4%	14.8%
Deposits – Interest bearing checking	482,583	53,664	7,658	—	543,905	12.7%	11.1%
Deposits – Money market	533,462	17,129	1,872	—	552,463	3.6%	3.2%
Deposits – Savings	159,189	5,936	1,581	—	166,706	4.7%	3.7%
Deposits – Brokered	146,180	(58,319)	—	—	87,861	-39.9%	-39.9%
Deposits – Internet time	18,518	(12,867)	—	—	5,651	-69.5%	-69.5%
Deposits – Time>$100,000	562,245	(112,162)	24,202	—	474,285	-15.6%	-19.9%
Deposits – Time<$100,000	533,760	(103,199)	15,456	—	446,017	-16.4%	-19.3%
Total deposits	$2,834,464	(150,938)	57,334	—	2,740,860	-3.3%	-5.3%

January 1, 2013 to September 30, 2013
Loans – Non-covered	$2,094,143	104,605	16,425	—	2,215,173	5.8%	5.0%
Loans – Covered	282,314	(55,405)	—	—	226,909	-19.6%	-19.6%
Total loans	$2,376,457	49,200	16,425	—	2,442,082	2.8%	2.1%

Deposits – Noninterest bearing checking	$413,195	44,212	6,565	—	463,972	12.3%	10.7%
Deposits – Interest bearing checking	519,573	16,674	7,658	—	543,905	4.7%	3.2%
Deposits – Money market	551,209	(618)	1,872	—	552,463	0.2%	-0.1%
Deposits – Savings	158,578	6,547	1,581	—	166,706	5.1%	4.1%
Deposits – Brokered	130,836	(42,975)	—	—	87,861	-32.8%	-32.8%
Deposits – Internet time	10,060	(4,409)	—	—	5,651	-43.8%	-43.8%
Deposits – Time>$100,000	530,015	(79,932)	24,202	—	474,285	-10.5%	-15.1%
Deposits – Time<$100,000	507,894	(77,333)	15,456	—	446,017	-12.2%	-15.2%
Total deposits	$2,821,360	(137,834)	57,334	—	2,740,860	-2.9%	-4.9%

(1)	Excludes the impact of acquisitions in the year of the acquisition, but includes growth or declines in acquired operations after the date of acquisition.

Index

As derived from the table above, for the twelve months preceding September 30, 2013, our total loans increased by $1 million. Over that period, we experienced internal growth in our non-covered loan portfolio of $130 million, or 6.1%. Also impacting growth was the March 2013 acquisition of two branches with approximately $16 million in loans (see Note 4 to the consolidated financial statements for more information). Partially offsetting the growth in non-covered loans was the write-down and reclassification of approximately $68 million in non-covered higher-risk loans to “loans held for sale” during the fourth quarter of 2012. Also offsetting growth in total loans were normal loan pay-downs, foreclosures, and loan charge-offs of our covered loans, which declined by $77 million at September 30, 2013 compared to a year earlier. We continue to pursue lending opportunities in order to improve our asset yields.

For the first nine months of 2013, we experienced internal growth in our non-covered loan portfolio of $105 million, or 5.0%. As noted above, we also acquired $16 million in loan growth during the first quarter from the purchase of two branches. These increases were partially offset by a decline in our covered loans of $55 million.

The mix of our loan portfolio remains substantially the same at September 30, 2013 compared to December 31, 2012. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Note 8 to the consolidated financial statements presents additional detailed information regarding our mix of loans, including a break-out between loans covered by FDIC loss share agreements and non-covered loans.

For the nine and twelve month periods ended September 30, 2013, we experienced strong internal growth in transaction deposit accounts, which has allowed us to reduce our reliance on higher cost time deposits. Our level of deposits was also impacted by the March 2013 purchase of two branches with $57 million in deposits.

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

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended September 30, 2013	As of/for the quarter ended December 31, 2012	As of/for the quarter ended September 30, 2012

Non-covered nonperforming assets
Nonaccrual loans	$40,711	33,034	69,413
Restructured loans – accruing	27,656	24,848	38,522
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	68,367	57,882	107,935
Nonperforming loans held for sale	—	21,938	—
Foreclosed real estate	15,098	26,285	38,065
Total non-covered nonperforming assets	$83,465	106,105	146,000

Covered nonperforming assets (1)
Nonaccrual loans (2)	$47,233	33,491	37,619
Restructured loans – accruing	6,537	15,465	17,945
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	53,770	48,956	55,564
Foreclosed real estate	29,193	47,290	58,367
Total covered nonperforming assets	$82,963	96,246	113,931

Total nonperforming assets	$166,428	202,351	259,931

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	1.33%	7.76%	1.80%
Nonperforming loans to total loans	5.00%	4.50%	6.70%
Nonperforming assets to total assets	5.25%	6.24%	7.82%
Allowance for loan losses to total loans	1.95%	1.95%	2.03%
Allowance for loan losses to nonperforming loans	39.05%	43.43%	30.30%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	0.87%	8.09%	1.57%
Non-covered nonperforming loans to non-covered loans	3.09%	2.76%	5.05%
Non-covered nonperforming assets to total non-covered assets	2.86%	3.64%	4.93%
Allowance for loan losses to non-covered loans	1.96%	1.99%	2.11%
Allowance for loan losses to non-covered nonperforming loans	63.59%	71.94%	41.83%

(1) Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.

(2) At September 30, 2013, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $75.5 million.

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

Index

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At September 30, 2013	At December 31, 2012	At September 30, 2012
Commercial, financial, and agricultural	$3,632	2,946	4,423
Real estate – construction, land development, and other land loans	26,110	19,468	36,598
Real estate – mortgage – residential (1-4 family) first mortgages	25,044	14,733	25,089
Real estate – mortgage – home equity loans/lines of credit	3,959	3,128	5,743
Real estate – mortgage – commercial and other	28,799	23,378	32,299
Installment loans to individuals	400	2,872	2,880
Total nonaccrual loans	$87,944	66,525	107,032

The following segregates our nonaccrual loans at September 30, 2013 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$1,044	2,588	3,632
Real estate – construction, land development, and other land loans	16,863	9,247	26,110
Real estate – mortgage – residential (1-4 family) first mortgages	13,383	11,661	25,044
Real estate – mortgage – home equity loans/lines of credit	1,307	2,652	3,959
Real estate – mortgage – commercial and other	14,578	14,221	28,799
Installment loans to individuals	58	342	400
Total nonaccrual loans	$47,233	40,711	87,944

The following segregates our nonaccrual loans at December 31, 2012 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$212	2,734	2,946
Real estate – construction, land development, and other land loans	11,698	7,770	19,468
Real estate – mortgage – residential (1-4 family) first mortgages	9,691	5,042	14,733
Real estate – mortgage – home equity loans/lines of credit	702	2,426	3,128
Real estate – mortgage – commercial and other	11,127	12,251	23,378
Installment loans to individuals	61	2,811	2,872
Total nonaccrual loans	$33,491	33,034	66,525

Troubled debt restructurings (TDRs) are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At September 30, 2013, total TDRs (covered and non-covered) amounted to $34.2 million, compared to $40.3 million at December 31, 2012, and $56.5 million at September 30, 2012. The decline from December 31, 2012 to September 30, 2013 is primarily a result of covered TDRs that re-defaulted during the first half of 2013 and were placed on nonaccrual status, while the decline from September 30, 2012 to December 31, 2012 was primarily due to the aforementioned loan sale (see below).

Non-covered TDRs amounted to $27.7 million at September 30, 2013, compared to $24.8 million at December 31, 2012, and $38.5 million at September 30, 2012. Also, in December 2012, the Company reclassified approximately $10.5 million (written down to a liquidation value of $5.0 million) of accruing TDRs to the “nonperforming loans held for sale” category as discussed earlier.

Covered TDRs amounted to $6.5 million at September 30, 2013, compared to $15.5 million at December 31, 2012, and $17.9 million at September 30, 2012. The decrease in 2013 was primarily due to several large TDRs that deteriorated during the first half of 2013 and were placed on nonaccrual status.

Non-covered foreclosed real estate has decreased over the past year, amounting to $15.1 million at September 30, 2013, $26.3 million at December 31, 2012, and $38.1 million at September 30, 2012. The decrease from September 30, 2012 to December 31, 2012 was due to write-downs of $10.6 million that we recorded in the fourth quarter of 2012. We recorded write-downs on substantially all of our non-covered foreclosed properties in connection with efforts to accelerate the sale of these assets. The $10.6 million in write-downs represented approximately 29% of the total carrying value of the properties. The decrease from December 31, 2012 to September 30, 2013 was the result of strong sales activity during the first nine months of 2013, which was consistent with our strategy to accelerate the disposition of foreclosed properties.

Index

At September 30, 2013, we also held $29.2 million in foreclosed real estate that is subject to the loss share agreements with the FDIC, which is a decrease from $47.3 million at December 31, 2012 and $58.4 million at September 30, 2012. The decreases are due to increased property sales activity, particularly along the North Carolina coast, which is where most of our covered foreclosed properties are located.

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

The following table presents the detail of all of our foreclosed real estate at each period end (covered and non-covered):

($ in thousands)	At September 30, 2013	At December 31, 2012	At September 30, 2012
Vacant land	$26,437	48,838	60,804
1-4 family residential properties	8,601	15,808	23,126
Commercial real estate	9,253	8,929	12,502
Total foreclosed real estate	$44,291	73,575	96,432

The following segregates our foreclosed real estate at September 30, 2013 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$18,075	8,362	26,437
1-4 family residential properties	5,995	2,606	8,601
Commercial real estate	5,123	4,130	9,253
Total foreclosed real estate	$29,193	15,098	44,291

The following segregates our foreclosed real estate at December 31, 2012 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$36,742	12,096	48,838
1-4 family residential properties	5,620	10,188	15,808
Commercial real estate	4,928	4,001	8,929
Total foreclosed real estate	$47,290	26,285	73,575

Index

The following table presents geographical information regarding our nonperforming assets at September 30, 2013.

	As of September 30, 2013
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$45,187	13,203	58,390	$541,000	10.8%
Triangle Region (NC)	—	17,966	17,966	767,000	2.3%
Triad Region (NC)	—	17,343	17,343	378,000	4.6%
Charlotte Region (NC)	—	2,694	2,694	98,000	2.7%
Southern Piedmont Region (NC)	2,165	4,155	6,320	238,000	2.7%
Western Region (NC)	6,101	1	6,102	58,000	10.5%
South Carolina Region	317	5,111	5,428	117,000	4.6%
Virginia Region	—	7,894	7,894	234,000	3.4%
Other	—	—	—	11,000	0.0%
Total nonaccrual loans and troubled debt restructurings	$53,770	68,367	122,137	$2,442,000	5.0%

Foreclosed Real Estate (1)
Eastern Region (NC)	$22,465	3,564	26,029
Triangle Region (NC)	—	3,150	3,150
Triad Region (NC)	—	3,336	3,336
Charlotte Region (NC)	—	950	950
Southern Piedmont Region (NC)	—	1,572	1,572
Western Region (NC)	6,710	—	6,710
South Carolina Region	18	1,909	1,927
Virginia Region	—	200	200
Other	—	417	417
Total foreclosed real estate	$29,193	15,098	44,291

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

The weak economic environment since 2009 has resulted in elevated levels of classified and nonperforming assets, which has led to higher provisions for loan losses compared to historical averages. Our total provision for loan losses was $5.0 million for the third quarter of 2013 compared to $7.1 million in the third quarter of 2012. Our total provision for loan losses for the first nine months of 2013 and 2012 was $21.7 million and $35.1 million, respectively. The total provision for loan losses is comprised of provision for loan losses for non-covered loans and provision for loan losses for covered loans, as discussed in the following paragraphs.

The provision for loan losses on non-covered loans amounted to $3.5 million in the third quarter of 2013 compared to $6.0 million in the third quarter of 2012. For the first nine months of 2013, the provision for loan losses on non-covered loans amounted to $13.3 million compared to $29.7 million for the same period of 2012. The decrease for the three month period comparison related to lower levels of nonperforming loans and a general stabilization of the economy in our market areas. The decrease for the nine month period was primarily due to a high provision for loan losses recorded in the first quarter of 2012 that resulted from an internal review that applied more conservative assumptions to estimate the probable losses associated with some of our nonperforming loan relationships, which we believed could lead to a more timely resolution of the related credits. Many of these same loans were sold to a third party investor in January 2013, as discussed previously.

Index

The $13.3 million provision for loan losses on non-covered loans recorded in the first nine months of 2013 was impacted by higher levels of loans classified as special mention or classified at September 30, 2013 compared to December 31, 2012 – see Note 8 to the consolidated financial statements for detail.  During the first nine months of 2013, non-covered loans classified as special mention increased from $61 million to $82 million, while classified loans increased from $41 million to $66 million.  We believe those increases were primarily due to more conservative judgments being applied to loan grading than was the prior practice, as opposed to any significant deterioration in overall loan quality.  As reflected in Note 8, the amount of non-covered loans that were past due 30-59 days has decreased from $17.1 million at December 31, 2012 to $12.6 million at September 30, 2013, and the amount of loans 60-89 days past due has decreased from $4.7 million at December 31, 2012 to $4.2 million at September 30, 2013.

The provision for loan losses on covered loans amounted to $1.5 million in the third quarter of 2013 compared to $1.1 million in the third quarter of 2012. For the nine months ended September 30, 2013, the provision for loan losses on covered loans amounted to $8.4 million compared to $5.4 million for the same period of 2012. The increase for the nine month period in 2013 was primarily the result of several large credits that deteriorated during the first quarter of 2013 and were placed on nonaccrual status. Because of the FDIC loss share agreements in place for these loans, the FDIC indemnification asset was adjusted upwards by 80% for the amount of the provision for losses expected prior to the expiration of the agreements. For 2012, all provisions for loan losses on covered loans were expected to occur prior to the expiration of the agreements. For the three and nine months ended September 30, 2013, there were $639,000 and $809,000 in provisions for loan losses on covered loans, respectively, that we expect to occur after the expiration of the agreements, and thus no offsetting adjustment to the FDIC idemnification asset was recorded.

For the first nine months of 2013, we recorded $20.4 million in net charge-offs, compared to $27.0 million for the comparable period of 2012. The net charge-offs in 2013 included $9.0 million of covered loans and $11.4 million of non-covered loans, whereas in 2012 net charge-offs included $6.8 million of covered loans and $20.2 million of non-covered loans. The charge-offs in 2013 continue a trend that began in 2010, with charge-offs being concentrated in the construction and land development and commercial real estate categories. These types of loans have been impacted the most by the recession and decline in new housing.

The allowance for loan losses amounted to $47.7 million at September 30, 2013, compared to $46.4 million at December 31, 2012 and $49.5 million at September 30, 2012. At September 30, 2013, December 31, 2012, and September 30, 2012, the allowance for loan losses attributable to covered loans was $4.2 million, $4.8 million, and $4.4 million, respectively. The allowance for loan losses for covered loans is attributable to covered loans that have exhibited credit quality deterioration due to lower collateral valuations. The allowance for loan losses for non-covered loans amounted to $43.5 million, $41.6 million, and $45.2 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. The increase in the allowance for losses for non-covered loans at September 30, 2013 compared to December 31, 2012 is primarily the result of higher levels of classified loans.

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

($ in thousands)	Nine Months Ended September 30,	Twelve Months Ended December 31,	Nine Months Ended September 30,
	2013	2012 (1)	2012
Loans outstanding at end of period	$2,442,082	2,376,457	2,441,071
Average amount of loans outstanding	$2,408,510	2,436,997	2,433,964

Allowance for loan losses, at beginning of year	$46,402	41,418	41,418
Provision for loan losses	21,720	79,672	35,095
	68,122	121,090	76,513
Loans charged off:
Commercial, financial, and agricultural	(2,788)	(5,000)	(2,476)
Real estate – construction, land development & other land loans	(7,475)	(28,613)	(13,533)
Real estate – mortgage – residential (1-4 family) first mortgages	(3,123)	(15,490)	(3,894)
Real estate – mortgage – home equity loans / lines of credit	(2,146)	(5,921)	(2,771)
Real estate – mortgage – commercial and other	(6,415)	(20,317)	(4,512)
Installment loans to individuals	(1,654)	(1,932)	(1,590)
Total charge-offs	(23,601)	(77,273)	(28,776)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	163	152	49
Real estate – construction, land development & other land loans	742	1,281	1,054
Real estate – mortgage – residential (1-4 family) first mortgages	586	91	55
Real estate – mortgage – home equity loans / lines of credit	161	440	354
Real estate – mortgage – commercial and other	1,005	318	51
Installment loans to individuals	513	303	248
Total recoveries	3,170	2,585	1,811
Net charge-offs	(20,431)	(74,688)	(26,965)
Allowance for loan losses, at end of period	$47,691	46,402	49,548

Ratios:
Net charge-offs as a percent of average loans (annualized)	1.13%	3.06%	1.48%
Allowance for loan losses as a percent of loans at end of period	1.95%	1.95%	2.03%

(1) In the table above, for the twelve months ended December 31, 2012, loan charge-offs include $37.8 million in charge-offs related to loans that the Company held for sale as of year end (and subsequently sold in January 2013).

Index

The following table discloses the activity in the allowance for loan losses for the nine months ended September 30, 2013, segregated into covered and non-covered.

	Nine Months Ended September 30, 2013
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$226,909	2,215,173	2,442,082
Average amount of loans outstanding	$253,243	2,155,267	2,408,510

Allowance for loan losses, at beginning of year	$4,759	41,643	46,402
Provision for loan losses	8,419	13,301	21,720
	13,178	54,944	68,122
Loans charged off:
Commercial, financial, and agricultural	(194)	(2,594)	(2,788)
Real estate – construction, land development & other land loans	(4,416)	(3,059)	(7,475)
Real estate – mortgage – residential (1-4 family) first mortgages	(1,247)	(1,876)	(3,123)
Real estate – mortgage – home equity loans / lines of credit	(758)	(1,388)	(2,146)
Real estate – mortgage – commercial and other	(2,477)	(3,938)	(6,415)
Installment loans to individuals	(4)	(1,650)	(1,654)
Total charge-offs	(9,096)	(14,505)	(23,601)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	—	163	163
Real estate – construction, land development & other land loans	69	673	742
Real estate – mortgage – residential (1-4 family) first mortgages	—	586	586
Real estate – mortgage – home equity loans / lines of credit	—	161	161
Real estate – mortgage – commercial and other	65	940	1,005
Installment loans to individuals	—	513	513
Total recoveries	134	3,036	3,170
Net charge-offs	(8,962)	(11,469)	(20,431)
Allowance for loan losses, at end of period	$4,216	43,475	47,691

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

Index

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at September 30, 2013, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2012.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $322 million line of credit with the Federal Home Loan Bank (none of which was outstanding at September 30, 2013), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at September 30, 2013), and 3) an approximately $88 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at September 30, 2013). In addition to any outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $143 million at September 30, 2013 and 2012, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $317 million at September 30, 2013 compared to $367 million at December 31, 2012.

Since September 30, 2012, our overall liquidity has decreased due to the use of liquid assets to fund deposit and borrowings reductions that have totaled $159 million. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased from 17.0% at September 30, 2012 to 14.8% at September 30, 2013.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in derivative activities through September 30, 2013, and have no current plans to do so.

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

Index

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

At September 30, 2013, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	September 30, 2013	December 31, 2012	September 30, 2012
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.35%	15.41%	14.99%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.61%	16.67%	16.26%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	10.96%	10.24%	10.06%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At September 30, 2013, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 7.19% at September 30, 2013 compared to 6.81% at December 31, 2012 and 6.46% at September 30, 2012.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On September 13, 2013, the Company announced a quarterly cash dividend of $0.08 cents per share payable on October 25, 2013 to shareholders of record on September 30, 2013. This is the same dividend rate as the Company declared in the third quarter of 2012.

•	In the fourth quarter of 2013, the Company expects to open loan production offices in Charlotte, North Carolina and Columbia, North Carolina.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first nine months of 2013. At September 30, 2013, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.78% (realized in 2012). During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of September 30, 2013) to a high of 6.00% (the rate as of September 30, 2008 was 5.00%). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At September 30, 2013, approximately 72% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at September 30, 2013, we had approximately $891 million more in interest-bearing liabilities than earning assets that are subject to interest rate changes within one year. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2013 are deposits totaling $1.3 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

In June 2013, the economy began to show tangible signs of improvement and the Federal Reserve suggested that they may lessen their involvement in the economic recovery process in the near future, which should result in a rise in interest rates, especially longer-term interest rates. The marketplace began to anticipate that result and accordingly, longer-term interest rates increased in June 2013, while short-term rates have remained stable. For example, from December 31, 2012 to June 30, 2013, the interest rate on three-month Treasury bills remained stable, but the interest rate for seven-year Treasury notes increased by 78 basis points. Since the increases in longer-term rates experienced in June 2013, longer-term rates have stabilized. From June 30, 2013 to September 30, 2013, the interest rate for seven-year Treasury notes increased by only six basis points. These increases result in a “steepening” of the yield curve and is a more favorable interest rate environment for many banks, including the Company, because as noted above, short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. However, intense competition for high-quality loans in our market areas has thus far negated the impact of the higher long-term market rates by limiting our ability to charge higher rates on loans, and thus we continue to experience downward pressure on our loan yields and net interest margin.

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

As previously discussed in the section “Net Interest Income,” our net interest income was impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $14.6 million and $10.5 million for the first nine months of 2013 and 2012, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility.

Index

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2013 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin for the fourth quarter of 2013 will experience some compression. We expect loan yields to continue to trend downwards, while many of our deposit products already have interest rates near zero.

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

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 to July 31, 2013	—	—	—	214,241
August 1, 2013 to August 31, 2013	—	—	—	214,241
September 1, 2013 to September 30, 2013	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended September 30, 2013.

There were no unregistered sales of our securities during the three months ended September 30, 2013.

Index

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (1)

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

_________________

(1)	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 12, 2013	BY:/s/ Richard H. Moore
Richard H. Moore
President
(Principal Executive Officer),
Treasurer and Director

November 12, 2013	BY:/s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

November 12, 2013	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer

Page 73