Form 10-K
period 2013-12-31
FIRST BANCORP /NC/
filed 2014-03-17
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number 0-15572

FIRST BANCORP

(Exact Name of Registrant as Specified in its Charter)

North Carolina	56-1421916
(State of Incorporation)	(I.R.S. Employer Identification Number)

300 SW Broad Street, Southern Pines, North Carolina	28387
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:	(910) 246-2500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2013 as reported by The NASDAQ Global Select Market, was approximately $253,572,158.

The number of shares of the registrant’s Common Stock outstanding on February 28, 2014 was 19,679,659.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

		Begins on Page(s)
Forward-Looking Statements		5
	PART I
Item 1	Business	5
Item 1A	Risk Factors	21
Item 1B	Unresolved Staff Comments	27
Item 2	Properties	27
Item 3	Legal Proceedings	28
Item 4	Mine Safety Disclosures	28

	PART II
Item 5	Market for Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities	29, 72
Item 6	Selected Consolidated Financial Data	31, 72
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Overview – 2013 Compared to 2012	32
	Overview – 2012 Compared to 2011	35
	Outlook for 2014	37
	Critical Accounting Policies	39
	Merger and Acquisition Activity	41
	FDIC Indemnification Asset	41
	Statistical Information
	Net Interest Income	46, 73
	Provision for Loan Losses	47, 83
	Noninterest Income	49, 74
	Noninterest Expenses	52, 75
	Income Taxes	53, 75
	Stock-Based Compensation	53
	Distribution of Assets and Liabilities	55, 76
	Securities	56, 76
	Loans	57, 78
	Nonperforming Assets	59, 80
	Allowance for Loan Losses and Loan Loss Experience	62, 82
	Deposits	64, 85
	Borrowings	65
	Liquidity, Commitments, and Contingencies	66, 87
	Capital Resources and Shareholders’ Equity	67, 89
	Off-Balance Sheet Arrangements and Derivative Financial Instruments	69
	Return on Assets and Equity	69, 88
	Interest Rate Risk (Including Quantitative and Qualitative Disclosures about Market Risk)	69, 86
	Inflation	71
	Current Accounting Matters	71
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	71
Item 8	Financial Statements and Supplementary Data:
	Consolidated Balance Sheets as of December 31, 2013 and 2012	91
	Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2013	92
	Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2013	93
	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2013	94

		Begins on Page(s)
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013	95
	Notes to the Consolidated Financial Statements	96
	Reports of Independent Registered Public Accounting Firm	156
	Selected Consolidated Financial Data	72
	Quarterly Financial Summary	90
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	158
Item 9A	Controls and Procedures	158
Item 9B	Other Information	159

	PART III
Item 10	Directors, Executive Officers and Corporate Governance	159
Item 11	Executive Compensation	159
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	159
Item 13	Certain Relationships and Related Transactions, and Director Independence	159
Item 14	Principal Accountant Fees and Services	160

	PART IV
Item 15	Exhibits and Financial Statement Schedules	160

	SIGNATURES	164

*	Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2014.
4

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

PART I

Item 1. Business

General Description

First Bancorp (the “Company”) is a bank holding company. Our principal activity is the ownership and operation of First Bank (the “Bank”), a state-chartered bank with its main office in Southern Pines, North Carolina. The Company is also the parent to a series of statutory business trusts organized under the laws of the State of Delaware that were created for the purpose of issuing trust preferred debt securities. Our outstanding debt associated with these trusts was $46.4 million at December 31, 2013 and 2012.

The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. Until September 2013, the Bank’s main office was in Troy, North Carolina, located in the center of Montgomery County. In September 2013, the Company and the Bank moved their main offices approximately 45 miles to Southern Pines, North Carolina, in Moore County. As of December 31, 2013, we conducted business from 96 branches covering a geographical area from Florence, South Carolina to the southeast, to Wilmington, North Carolina to the east, to Kill Devil Hills, North Carolina to the northeast, to Salem, Virginia to the north, to Abingdon, Virginia to the northwest, and to Asheville, North Carolina to the west. We also have loan production offices in Charlotte, Greenville, and Fayetteville, all in North Carolina. Of the Bank’s 96 branches, 81 branches are in North Carolina, seven branches are in South Carolina and eight branches are in Virginia (where we operate under the name “First Bank of Virginia”). Ranked by assets, the Bank was the fifth largest bank headquartered in North Carolina as of December 31, 2013.

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

On January 21, 2011, we acquired substantially all of the assets and liabilities of The Bank of Asheville, which had been closed earlier that day by regulatory authorities. The Bank of Asheville operated through five branches located in or near Asheville, North Carolina. In connection with the acquisition, we assumed assets with a book value of $190 million, including $154 million in loans and $192 million in deposits. Substantially all of the acquired loans and foreclosed real estate purchased in the acquisition are covered by loss share agreements with the FDIC, which affords the Bank significant loss protection. We recorded a gain of $10.2 million as a result of this acquisition. Additional information regarding this transaction is also contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements.

As of December 31, 2013, the Bank had two wholly owned subsidiaries, First Bank Insurance Services, Inc. (“First Bank Insurance”) and First Troy SPE, LLC. First Bank Insurance’s primary business activity is the placement of property and casualty insurance coverage. First Troy SPE, LLC, which was organized in December 2009, is a holding entity for certain foreclosed properties.

Our principal executive offices are located at 300 SW Broad Street, Southern Pines, North Carolina, 28387, and our telephone number is (910) 246-2500. Unless the context requires otherwise, references to the “Company,” “we,” “our,” or “us” in this annual report on Form 10-K shall mean collectively First Bancorp and its consolidated subsidiaries.

General Business

We engage in a full range of banking activities, with the acceptance of deposits and the making of loans being our most basic activities. We offer deposit products such as checking, savings, and money market accounts, as well as time deposits, including various types of certificates of deposits (CDs) and individual retirement accounts (IRAs). We provide loans for a wide range of consumer and commercial purposes, including loans for business, agriculture, real estate, personal uses, home improvement and automobiles. We also offer credit cards, debit cards, letters of credit, safe deposit box rentals and electronic funds transfer services, including wire transfers. In addition, we offer internet banking, mobile banking, cash management and bank-by-phone capabilities to our customers, and are affiliated with ATM networks that give our customers access to 67,000 ATMs, with no surcharge fee. For our business customers, we offer remote deposit capture, which provides them with a method to electronically transmit checks received from customers into their bank account without having to visit a branch. We are a member of the Certificate of Deposit Account Registry Service (CDARS), which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank branch.

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

Territory Served and Competition

Our headquarters are located in Southern Pines, Moore County, North Carolina, where we also have our highest concentration of deposits. At the end of 2013, we served primarily the south central region (sometimes called the Piedmont region), the central mountain region and the eastern coastal region of North Carolina, with additional operations in northeastern South Carolina and southwestern Virginia. The following table presents, for each county where we operated as of December 31, 2013, the number of bank branches operated by the Company within the county, the approximate amount of deposits with the Company in the county as of December 31, 2013, our approximate deposit market share at June 30, 2013, and the number of bank competitors located in the county at June 30, 2013.

County	Number of Branches	Deposits (in millions)	Market Share	Number of Competitors
Anson, NC	1	$12	4.8%	4
Beaufort, NC	3	39	3.4%	7
Bladen, NC	1	23	8.6%	5
Brunswick, NC	4	94	6.0%	11
Buncombe, NC	4	81	2.2%	18
Cabarrus, NC	2	39	2.1%	11
Carteret, NC	2	24	2.3%	8
Chatham, NC	2	71	10.3%	10
Chesterfield, SC	2	45	14.4%	6
Columbus, NC	2	31	4.9%	5
Dare, NC	1	14	1.9%	10
Davidson, NC	3	91	3.8%	10
Dillon, SC	3	67	24.4%	3
Duplin, NC	3	117	23.0%	7
Florence, SC	2	32	1.6%	13
Guilford, NC	1	68	0.7%	20
Harnett, NC	3	109	12.9%	9
Iredell, NC	2	31	1.4%	20
Lee, NC	3	188	24.1%	9
Montgomery, NC	5	101	38.1%	4
Montgomery, VA	3	55	3.3%	13
Moore, NC	11	434	26.9%	10
New Hanover, NC	5	148	3.9%	17
Onslow, NC	2	44	4.1%	10
Pulaski, VA	1	26	6.6%	8
Randolph, NC	4	69	4.9%	13
Richmond, NC	2	43	10.5%	5
Roanoke, VA	1	5	0.3%	13
Robeson, NC	5	181	19.6%	9
Rockingham, NC	1	28	2.8%	11
Rowan, NC	2	52	3.6%	13
Scotland, NC	2	61	18.1%	6
Stanly, NC	4	89	10.1%	6
Wake, NC	1	20	0.1%	29
Washington, VA	1	27	2.5%	16
Wythe, VA	2	75	13.4%	11
Brokered & Internet Deposits	—	117
Total	96	$2,751

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

In addition to the branches shown above, in the second half of 2013, we established loan production offices in the markets of Charlotte, Greenville and Fayetteville, all in North Carolina. These are new, yet contiguous, markets to our branch footprint. We have experienced lenders working out of these offices and are expecting to achieve loan growth from these offices in 2014.

Approximately 16% of our deposit base is in Moore County. Accordingly, material changes in competition, the economy or population of Moore County could materially impact the Company. No other county comprises more than 10% of our deposit base.

We compete in our various market areas with, among others, several large interstate bank holding companies. These large competitors have substantially greater resources than us, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions. A significant number of interstate banking acquisitions have taken place in the past decade, thus further increasing the size and financial resources of some of our competitors, some of which are among the largest bank holding companies in the nation. In many of our markets, we also compete against smaller, local banks, many of which were formed within the past ten to fifteen years. Until recently, these new banks often focused on loan and deposit balance sheet growth, and not necessarily on earnings profitability, which often resulted in them offering more attractive terms on loans and deposits than we were willing to offer in light of our profitability goals. Due to capital considerations and increased regulatory costs, many of these banks are no longer seeking high balance sheet growth and are now seeking higher profitability. This has increased our ability to compete for loans. The pricing competition for deposits has also lessened. However, at any given time in many of our markets, there are smaller banks offering higher rates on deposits than we are willing to match. This has resulted in our bank losing the deposits of some price-sensitive customers, which has been primarily responsible for the declines in our time deposit accounts that are discussed below in Management’s Discussion and Analysis of Financial Condition and Results of Operation. Moore County, which as noted above comprises a disproportionate share of our deposits, is a particularly competitive market, with at least ten other financial institutions having a physical presence within the county.

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

Despite the competitive market, we believe we have certain advantages over our competition in the areas we serve. We are large enough to be able to more easily absorb higher costs being experienced in the banking industry, particularly regulatory costs and technology costs, than the smaller banks we compete with. But we attempt to maintain a banking culture associated with smaller banks – a culture that has a personal and local flavor that appeals to many retail and small business customers. Specifically, we seek to maintain a distinct local identity in each of the communities we serve and we actively sponsor and participate in local civic affairs. Most lending and other customer-related business decisions can be made without the delays often associated with larger institutions. Additionally, employment of local managers and personnel in various offices and low turnover of personnel enable us to establish and maintain long-term relationships with individual and corporate customers.

Lending Policy and Procedures

Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under our written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $350,000, with lending limits varying depending upon the experience of the lending officer and whether the loan is secured or unsecured. Each of our regional senior lending officers has discretion to approve secured loans of various principal amounts up to $500,000. Loans up to $4,000,000 are approved by a committee of the bank’s regional credit officers. Loans above $4,000,000 must be approved by the Executive Committee of the Company’s board of directors.

A committee of our board of directors reviews and approves loans that exceed management’s lending authority, loans to executive officers, directors, and their affiliates and, in certain instances, other types of loans. New credit extensions are reviewed daily by our senior management and at least monthly by our board committee.

We continually monitor our loan portfolio to identify areas of concern and to enable us to take corrective action. Lending officers and the board of directors meet periodically to review past due loans and portfolio quality, while assuring that the Bank is appropriately meeting the credit needs of the communities it serves. Individual lending officers are responsible for monitoring any changes in the financial status of borrowers and pursuing collection of early-stage past due amounts. For certain types of loans that exceed our established parameters of past due status, we engage a third-party firm to assist in collection efforts.

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

Investment Policy and Procedures

We have adopted an investment policy designed to maximize our income from funds not needed to meet loan demand, in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, we may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, industrial development revenue bonds, Federal Home Loan Bank bonds, Fannie Mae bonds, Government National Mortgage Association bonds, Freddie Mac bonds, Small Business Administration bonds, and, to a limited extent, corporate bonds. In making investment decisions, we do not solely rely on credit ratings to determine the credit-worthiness of an issuer of securities, but we use credit ratings in conjunction with other information when performing due diligence prior to the purchase of a security. Securities rated below Moody’s BAA or Standard and Poor’s BBB generally will not be purchased. Securities rated below A are periodically reviewed for credit-worthiness. We may purchase non-rated municipal bonds only if such bonds are in our general market area and we determine these bonds have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if they are judged to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value. We are also authorized by our board of directors to invest a portion of our securities portfolio in high quality corporate bonds, with the amount of such bonds not to exceed 15% of the entire securities portfolio. Prior to purchasing a corporate bond, the Company’s management performs due diligence on the issuer of the bond, and the purchase is not made unless we believe that the purchase of the bond bears no more risk to the Company than would an unsecured loan to the same company.

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

Since becoming a public company in 1987, we have completed numerous acquisitions in each of the three categories described above. We have completed several whole-bank traditional acquisitions in our existing and contiguous markets; we have purchased numerous bank branches from other banks (both in existing market areas and in contiguous/nearly contiguous markets) and we have acquired several insurance agencies, which has provided us with the ability to offer property and casualty insurance coverage.

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

The following paragraphs describe the other acquisitions that we have completed in the past three years.

On August 24, 2012, we completed the purchase of a branch of Gateway Bank & Trust Co. located in Wilmington, North Carolina. We assumed the branch’s $9 million in deposits. No loans were acquired in this transaction. We also did not purchase the branch building, but instead transferred the acquired accounts to one of our nearby existing branches.

On March 22, 2013, we completed the purchase of two branches from Four Oaks Bank & Trust Company located in Southern Pines and Rockingham, North Carolina. We acquired $57 million in deposits and $16 million in loans in the acquisition. We purchased the Rockingham branch building, but did not purchase the Southern Pines branch building and instead transferred the acquired accounts to one of the Company’s nearby existing branches.

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

Employees

As of December 31, 2013, we had 837 full-time and 36 part-time employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

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

Although we believed that our capital position was sound, we concluded that the Capital Purchase Program would allow us to raise additional capital on favorable terms in comparison with other available alternatives. Accordingly, we applied to participate in the Capital Purchase Program. The Treasury approved our application in December 2008, and we received $65 million in proceeds from the sale of 65,000 shares of Series A Cumulative Perpetual Preferred Stock with a liquidation value of $1,000 per share to the Treasury on January 9, 2009. The terms of the preferred stock issued to the Treasury required a dividend of 5% for the first five years and 9% thereafter. As part of the transaction, we also granted the Treasury a ten-year warrant to purchase up to 616,308 shares of our common stock at an exercise price of $15.82 per share.

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

Interested financial institutions were required to submit an application and a small business lending plan. Less than half of the financial institutions that applied for the SBLF were approved. We were one of the institutions approved, and on September 1, 2011, we completed the sale of $63.5 million of Series B Preferred Stock to the Treasury under the SBLF. Under the terms of the stock purchase agreement, the Treasury received 63,500 shares of Series B non-cumulative perpetual preferred stock with a liquidation value of $1,000 per share, in exchange for $63.5 million. As noted above, we used the $63.5 million received from this issuance along with $1.5 million of existing Company funds to redeem the $65 million of cumulative preferred stock issued to the Treasury as part of the Capital Purchase Program. The initial dividend rate on SBLF preferred stock was 5%. The terms of the stock provided that our dividend rate could decrease to as low as 1% for a period of time depending on our success in meeting certain loan growth targets to small businesses. Based on our increases in small business lending, we achieved the minimal dividend rate of 1% as of March 31, 2013. The increase in the amount of small business loans remained at a level corresponding to a 1% dividend rate at September 30, 2013, at which point the terms of the preferred stock provide that the dividend rate remains fixed until December 31, 2015. Accordingly, we expect that our dividend rate will remain at an annualized rate of 1% until January 1, 2016 unless the Series B Preferred Stock is redeemed at an earlier date. If this stock remains outstanding beyond January 1, 2016, the dividend rate increases to 9% thereafter. See Note 19 to the consolidated financial statements for more information.

FDIC Insurance

As a member of the FDIC, the Bank’s deposits are insured by the FDIC. For this protection, each member bank pays a quarterly statutory assessment (which is based on average total assets less average tangible equity) and is subject to the rules and regulations of the FDIC.

We recognized approximately $2.6 million, $2.7 million, and $3.0 million in FDIC insurance expense in 2013, 2012, and 2011, respectively.

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

Interest on Demand Deposits. The Dodd-Frank Act provided that beginning July 21, 2011 depository institutions were permitted to pay interest on business demand deposits with no limit on the number of monthly withdrawals. Prior to July 21, 2011, we entered into securities repurchase agreements with business customers in order to allow them to earn interest on their excess funds. With the prohibition of paying interest now removed, we have been able to pay interest on our customers’ deposits without the need to enter into a securities repurchase agreement. During 2011, approximately $38 million in liabilities previously classified as “securities sold under agreements to repurchase” were moved to the “interest-bearing checking accounts” category. The remaining $17 million were moved during 2012. We did not experience a material increase in total interest expense, but rather only an insignificant amount of reclassification among interest expense categories as a result of these changes.

Trust Preferred Securities.  The Dodd-Frank Act prohibits bank holding companies from including in their regulatory Tier I capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which we have issued in the past in order to raise additional Tier I capital and otherwise improve our regulatory capital ratios. Although we may continue to include our existing trust preferred securities as Tier I capital, the prohibition on the use of these securities as Tier I capital may limit our ability to raise capital in the future.

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

The Dodd-Frank Act also authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. On January 10, 2013, the CFPB published final rules to, among other things, define “qualified mortgage” and specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan's monthly payments. For example, the rules extend the requirement that creditors verify and document a borrower's “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules took effect on January 10, 2014. In response to these new rules, we centralized all residential loan origination to our mortgage banking department. The employees in this department are well-trained in the new rules. In addition, on November 20, 2013, the CFPB issued its final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, for which compliance is required by August 1, 2015. We are evaluating these integrated mortgage disclosure rules to determine their impact on the Company.

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

Recent Amendments to Regulatory Capital Requirement under Basel III

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III.” The revisions establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The new capital requirements apply to all banks, savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. The rules will become effective for institutions with assets over $250 billion and internationally active institutions starting in January 2014 and will become effective for all other institutions beginning in January 2015. The following discussion summarizes the changes we believe are most likely to affect the Company and the Bank.

•	New and Increased Capital Requirements. The regulations establish a new capital measure called “Common Equity Tier I Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the amended rules generally require accumulated other comprehensive income to flow through to regulatory capital unless a one-time, irrevocable opt-out election is made in the first regulatory reporting period under the new rule. Depository institutions and their holding companies will be required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets by 2015.

The regulations also increase the required ratio of Tier I Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier I Capital will consist of Common Equity Tier I Capital plus Additional Tier I Capital which will include non-cumulative perpetual preferred stock. Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) will no longer qualify as Additional Tier I Capital. Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009, may continue to be included in Tier I Capital, but these instruments will be phased out over 10 years beginning in 2016 for all other banking organizations. These non-qualified capital instruments, however, may be included in Tier II Capital which could also include qualifying subordinated debt. The amended regulations also require a minimum Tier I leverage ratio of 4% for all institutions, eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risk-weighted assets will remain at 8%.

•	Capital Buffer Requirement. In addition to increased capital requirements, depository institutions and their holding companies will be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement will be phased in over a four-year period beginning in 2016. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier I Capital, 8.5% Tier I Capital and 10.5% Total Capital on a fully phased-in basis.

•	Changes to Prompt Corrective Action Capital Categories. The Prompt Corrective Action rules will be amended effective January 1, 2015 to incorporate a Common Equity Tier I Capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier I Risk-Based Capital Ratio, a 4.5% Common Equity Tier I Risk Based Capital Ratio and a 4% Tier I Leverage Ratio. To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier I Risk-Based Capital Ratio, a 6.5% Common Equity Tier I Risk-Based Capital Ratio and a 5% Tier I Leverage Ratio.

•	Additional Deductions from Capital. Banking organizations will be required to deduct goodwill and certain other intangible assets, net of associated deferred tax liabilities, from Common Equity Tier I Capital. Deferred tax assets arising from temporary timing differences that cannot be realized through net operating loss (“NOL”) carrybacks will continue to be deducted. Deferred tax assets that can be realized through NOL carrybacks will not be deducted but will be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, will be deducted from Common Equity Tier I Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings of capital instruments in any other financial institutions will now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations will also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier I Capital subject to a 15% of Common Equity Tier I Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier I Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier I Capital, the excess must be deducted.

•	Changes in Risk-Weightings. The amended regulations will continue to follow the current capital rules which assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due. All other mortgage loans will have a 100% risk weight. The revised regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and investments in the capital instruments of other financial institutions that are not deducted from capital. The revised regulations also create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than for certain community development projects, agricultural land and one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

The final rules become effective January 1, 2015 for the Company. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

We are currently evaluating the impact of these rules on both the Company and the Bank; however, based on our current analyses, we believe that both the Company and the Bank would meet all capital adequacy requirements under the final rules.

Neither the Company nor the Bank can predict what other legislation might be enacted or what other regulations or assessments might be adopted.

See “Capital Resources and Shareholders’ Equity” under Item 7 below for a discussion of regulatory capital requirements.

Available Information

We maintain a corporate Internet site at www.LocalFirstBank.com, which contains a link within the “Investor Relations” section of the site to each of our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These filings are available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These filings can also be accessed at the Securities and Exchange Commission’s website located at www.sec.gov. Information included on our Internet site is not incorporated by reference into this annual report.

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

A general economic downturn began in the latter half of 2007. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of mortgage loans, especially land development loans, and resulted in significant write-downs of assets by many financial institutions. In addition, the value of real estate collateral supporting many loans declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and high unemployment rates negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Although the U.S. economy has emerged from the most severe aspects of the recession that occurred in 2008 and 2009, the economy remains fragile, with economic growth slow and uneven, and unemployment levels remaining high. And while there have been recent signs of recovery in the national economy, the economic conditions in our market area do not seem to have improved at the same rate. The unemployment rates in most of our markets exceed the national average. We believe that the economic downtrends are largely responsible for the deterioration in loan quality that we have experienced over the past five years, including higher levels of loan charge-offs, higher levels of nonperforming assets, and higher provisions for loan losses. The market turmoil led to increased commercial and consumer delinquencies, lack of confidence, increased market volatility and widespread reduction in general business activity. Financial institutions, including us, have experienced a decrease in access to borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets have adversely affected, and may continue to adversely affect, our business, financial condition, results of operations and stock price.

As a result of the foregoing factors, there have been numerous new or proposed federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. This increased governmental action may increase our costs and limit our ability to pursue certain business opportunities.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these prolonged difficult market and economic conditions. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience additional increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

We are vulnerable to the economic conditions within the fairly small geographic region in which we operate.

Like many businesses, our overall success is partially dependent on the economic conditions in the marketplace where we operate. Our marketplace is concentrated in the central Piedmont and coastal regions of North Carolina. Although some improvement has been noted, these regions continue to experience challenging economic conditions, which we believe is a factor in the elevated amounts of borrower delinquencies, nonperforming assets, and loan losses we have experienced during the past few years. If economic conditions in our marketplace worsen, it would likely have an adverse impact on us. In particular, if economic conditions related to real estate values in our marketplace were to worsen, our loan losses would likely increase. At December 31, 2013, approximately 90% of our loans were secured by real estate collateral, which means that additional decreases in real estate values would have an adverse impact on our operations.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2013 of $65.8 million. Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values.  For our company, our community banking operation is our only material reporting unit.  The price of our common stock is one of several measures available for estimating the fair value of our community banking operations. Although the price of our common stock has recently traded above the book value, for most of the last several years, it has traded below the book value of our company. Subject to the results of other valuation techniques, if this situation were to return and persist, it could indicate that our goodwill is impaired.  Accordingly, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

We may be subject to more stringent capital requirements.

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which we must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Based on recent regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee and implemented by the Federal Reserve, we will be required to satisfy additional, more stringent, capital adequacy standards. These requirements and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or raise capital, including in ways that may adversely affect our financial condition or results of operations.

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

Proposals for further regulation of the financial services industry are continually being introduced in the United States Congress. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. In addition, it is expected that such regulatory changes will increase our operating and compliance cost. We can provide no assurance regarding the manner in which new laws and regulations will affect us.

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

We rely heavily on communications and information systems to conduct our business. Our daily operations depend on the operational effectiveness of our technology. We rely on our systems to accurately track and record our assets and liabilities. Any failure, interruption or breach in security of our computer systems or outside technology, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems leading to inaccurate financial records. This could materially affect our business operations and financial condition. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of any failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.

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

Additionally, we outsource the processing of our core data system, as well as other systems such as online banking, to third party vendors. Prior to establishing an outsourcing relationship, and on an ongoing basis thereafter, management monitors key vendor controls and procedures related to information technology, which includes reviewing reports of service auditor’s examinations. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

We rely on certain external vendors.

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. We maintain a system of policies and procedures designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition and (iii) changes in the vendor’s support for existing products and services. While we believe these policies and procedures help to mitigate risk, and our vendors are not the sole source of service, the failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to our operations, which could have a material adverse impact on the our business and its financial condition and results of operations.

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

Our FDIC loss share agreement related to a high risk loan portfolio acquired in a failed-bank acquisition expires on June 19, 2014, and therefore we will bear the full risk of losses for assets currently under that agreement subsequent to that date.

On June 19, 2009, we acquired Cooperative Bank in a FDIC failed-bank acquisition. As part of the terms of the acquisition, we entered into two loss share agreements with the FDIC – 1) a loss share agreement related to single-family home loans, which has a ten year term, and 2) a loss share agreement for all non-single family loans, which has a five year term. The loss share agreements generally provide us with an 80% reimbursement for all losses incurred and thus they limit our risk. The non-single family loss share agreement related to Cooperative Bank expires on June 19, 2014. The assets covered by the non-single family portfolio include a high percentage of commercial real estate and land development loans, loan types which experienced high loss rates during the economic downturn.

At December 31, 2013, the carrying value of the assets covered by the Cooperative Bank non-single family loss-share agreement was approximately $79 million in loans, of which $24 million were on nonaccrual status because of collection problems, and $12 million in foreclosed properties. Accounting regulations require us to record losses as they occur, and thus we believe that we have recorded all probable losses associated with that portfolio as of each period end. However, the value of the underlying collateral for many of the loans, as well as the foreclosed properties, is volatile and has experienced significant declines in recent years. Beginning June 20, 2014, we will incur 100% of the loss related to further deterioration of the Cooperative Bank non-single family assets.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The main offices of the Company and the Bank are owned by the Bank and are located in a three-story building in the central business district of Southern Pines, North Carolina. The building houses administrative facilities. The Bank’s Operations Division, including customer accounting functions, offices for information technology operations, and offices for loan operations, are housed in two one-story steel frame buildings in Troy, North Carolina. Both of these buildings are owned by the Bank. The Company operates 96 bank branches. The Company owns all of its bank branch premises except eight branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the building is owned. The Company also leases three loan production offices. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

Item 3. Legal Proceedings

Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and its subsidiaries. However, neither the Company nor any of its subsidiaries is involved in any pending legal proceedings that management believes are material to the Company or its consolidated financial position. If an exposure were to be identified, it is the Company’s policy to establish and accrue appropriate reserves during the accounting period in which a loss is deemed to be probable and the amount is determinable.

There were no tax shelter penalties assessed by the Internal Revenue Service against the Company during the year ended December 31, 2013.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol FBNC. Table 22, included in “Management’s Discussion and Analysis” below, sets forth the high and low market prices of our common stock as traded by the brokerage firms that maintain a market in our common stock and the dividends declared for the periods indicated. We paid a cash dividend of $0.08 per share for each quarter of 2013. For the foreseeable future, it is our current intention to continue to pay cash dividends of $0.08 per share on a quarterly basis. See “Business - Supervision and Regulation” above and Note 16 to the consolidated financial statements for a discussion of other regulatory restrictions on the Company’s payment of dividends. As of December 31, 2013, there were approximately 2,400 shareholders of record and another 3,200 shareholders whose stock is held in “street name.”

There were no sales of unregistered securities during the year ended December 31, 2013.

Additional Information Regarding the Registrant’s Equity Compensation Plans

At December 31, 2013, the Company had three equity-based compensation plans. The Company’s 2007 Equity Plan is the only one of three plans under which new grants of equity-based awards are possible.

The following table presents information as of December 31, 2013 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity based compensation plans. At December 31, 2013, the Company had no warrants or stock appreciation rights outstanding under any compensation plans.

	As of December 31, 2013
	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	463,813	$17.92	761,538
Equity compensation plans not approved by security holders	—	—	—
Total	463,813	$17.92	761,538

(1) Consists of (A) the Company’s 2007 Equity Plan, which is currently in effect; (B) the Company’s 2004 Stock Option Plan; and (C) the Company’s 1994 Stock Option Plan, each of which was approved by our shareholders.

Performance Graph

The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2008 and ending December 31, 2013, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and an index of banks with between $1 billion and $5 billion in assets, as constructed by SNL Securities, LP (reflecting changes in banking industry stocks). The graph and table assume that $100 was invested on December 31, 2008 in each of the Company’s common stock, the Russell 2000 Index, and the SNL Bank Index, and that all dividends were reinvested.

First Bancorp

Comparison of Five-Year Total Return Performances (1)

Five Years Ending December 31, 2013

	Total Return Index Values (1) December 31,
	2008	2009	2010	2011	2012	2013
First Bancorp	$100.00	77.81	87.20	65.39	77.41	102.58
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Index-Banks between $1 billion and $5 billion	100.00	71.68	81.25	74.10	91.37	132.87

Notes:

(1)	Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2008, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.
30

Issuer Purchases of Equity Securities

Pursuant to authorizations by the Company’s board of directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases. The most recent board authorization was announced on July 30, 2004 and authorized the repurchase of 375,000 shares of the Company’s stock. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2013.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2013 to October 31, 2013)	—	$—	—	214,241
Month #2 (November 1, 2013 to November 30, 2013)	—	—	—	214,241
Month #3 (December 1, 2013 to December 31, 2013)	—	—	—	214,241
Total	—	$—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended December 31, 2013.

Item 6. Selected Consolidated Financial Data

Table 1 on page 72 of this report sets forth the selected consolidated financial data for the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis is intended to assist readers in understanding our results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 91 of this report and the supplemental financial data contained in Tables 1 through 22 included with this discussion and analysis.

Overview - 2013 Compared to 2012

We returned to profitability in 2013 after a loss in 2012. Earnings for 2012 were significantly impacted by charges associated with a loan disposition and foreclosed property write-down that occurred in the fourth quarter of 2012.

Financial Highlights
($ in thousands except per share data)	2013	2012	Change

Earnings
Net interest income	$136,526	135,200	1.0%
Provision for loan losses - non-covered	18,266	69,993	-73.9%
Provision for loan losses - covered	12,350	9,679	27.6%
Noninterest income	23,489	1,389	1591.1%
Noninterest expenses	96,619	97,275	-0.7%
Income (loss) before income taxes	32,780	(40,358)	n/m
Income tax (benefit) expense	12,081	(16,952)	n/m
Net income (loss)	20,699	(23,406)	n/m
Preferred stock dividends	(895)	(2,809)
Net income (loss) available to common shareholders	$19,804	(26,215)	n/m

Net income (loss) per common share
Basic	$1.01	(1.54)	n/m
Diluted	0.98	(1.54)	n/m

Balances At Year End
Assets	$3,185,070	3,244,910	-1.8%
Loans	2,463,194	2,376,457	3.6%
Deposits	2,751,019	2,821,360	-2.5%

Ratios
Return on average assets	0.62%	(0.79% )
Return on average common equity	6.78%	(9.29% )
Net interest margin (taxable-equivalent)	4.92%	4.78%

The following is a more detailed discussion of our results for 2013 compared to 2012:

For the year ended December 31, 2013, we reported net income available to common shareholder of $19.8 million, or $0.98 per diluted common share, compared to a net loss of $26.2 million, or ($1.54) per diluted common share, for the year ended December 31, 2012.

The following significant factors occurred in 2012 that impacted comparability between 2012 and 2013:

•	In the fourth quarter of 2012, we reported the completion of a capital raise totaling $33.8 million. A combination of common and preferred stock was issued, including 2,656,294 shares of common stock and 728,706 shares of non-voting preferred stock, each at the same price of $10.00 per share.

•	Also in the fourth quarter of 2012, we identified a $68 million pool of non-covered higher-risk loans that were targeted for sale to a third-party investor. Based on an offer to purchase these loans that was received in December 2012, we wrote the loans down by approximately $38 million in the fourth quarter of 2012, which required an incremental provision for loan losses of $33.6 million. The loans had a remaining carrying value of approximately $30 million and were reclassified as “loans held for sale.” Of the $68 million in loans targeted for sale, approximately $38.2 million had been classified as nonaccrual loans, and $10.5 million had been classified as accruing troubled-debt-restructurings. The sale of substantially all of these loans was completed on January 23, 2013.

•	In the fourth quarter of 2012, we recorded write-downs totaling $10.6 million on substantially all of our non-covered foreclosed properties in connection with efforts to accelerate the sale of these assets.

•	In the first quarter of 2012, we recorded a provision for loan loss on non-covered loans of $18.6 million, which was significantly higher than any prior quarterly provision for loan loss for non-covered loans. This higher provision was the result of an internal review of non-covered loans that occurred in the first quarter of 2012 that applied more conservative assumptions to estimate the probable losses associated with some of our nonperforming loan relationships, which we believed could lead to a more timely resolution of the related credits. Many of these same loans were included in the loans transferred to the held-for-sale category in the fourth quarter of 2012.

We note that our results of operation are significantly affected by the on-going accounting for two FDIC-assisted failed bank acquisitions. In the discussion in this document, the term “covered” is used to describe assets included as part of FDIC loss share agreements, which generally result in the FDIC reimbursing the Company for 80% of losses incurred on those assets during the terms of the agreements. The term “non-covered” refers to our legacy assets, which are not included in any type of loss share arrangement.

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

Total assets at December 31, 2013 amounted to $3.2 billion, a 1.8% decrease from a year earlier. Total loans at December 31, 2013 amounted to $2.5 billion, a 3.6% increase from a year earlier, and total deposits amounted to $2.8 billion at December 31, 2013, a 2.5% decrease from a year earlier.

Total loans increased in 2013, as growth in non-covered loans exceeded the steady decline in covered loans. Excluding acquired loans of $16 million that were added in a March 2013 branch acquisition, our non-covered loans increased by $142 million in 2013, representing growth of 6.8%. We are seeing improved loan demand as the economy in our market areas improves.

Total deposit balances decreased 2.5% in 2013 as a result of declines in all categories of time deposits. Strong growth in transaction deposit accounts offset a majority of the time deposit declines. In 2013, total transaction deposit accounts increased $113 million or 6.8%, while time deposits declined by $183 million or 15.6%. We generally pay lower interest rates on transaction accounts compared to time deposits, and thus the favorable change in the mix of deposits played a factor in our overall cost of funds declining from 0.59% in 2012 to 0.39% in 2013.

A portion of our loan and deposit growth during 2013 was the result of the acquisition of two branches from a competitor bank, which resulted in the addition of $16 million in loans and $57 million in deposits.

Net interest income for the year ended December 31, 2013 amounted to $136.5 million, a 1.0% increase from the $135.2 million recorded in 2012. The higher net interest income in 2013 was primarily caused by an increase in the amount of discount accretion on loans purchased in failed bank acquisitions. Loan discount accretion amounted to $20.2 million for 2013 compared to $16.5 million in 2012, an increase of $3.7 million. As previously discussed, the impact of the changes in discount accretion on pretax income is only 20% of the gross amount of the change. The higher amount of discount accretion was due to increased expectations regarding the collectability of the loans. See “Net Interest Income” below for additional information.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) was 4.92% for 2013 compared to 4.78% for 2012. The higher margin was primarily a result of a higher amount of discount accretion as noted above, as well as lower overall funding costs. As noted previously, our cost of funds has steadily declined from 0.59% in 2012 to 0.39% in 2013.

We recorded total provisions for loan losses on our covered and non-covered loans of $30.6 million in 2013 compared to $79.7 million for 2012. The provision for loan losses on non-covered loans amounted to $18.3 million in 2013 compared to $70.0 million for 2012. The decrease in 2013 was primarily due to the incremental provision for loan losses in December 2012 of $33.6 million recorded in connection with the aforementioned loan sale. For the year ended December 31, 2013, the provision for loan losses on covered loans amounted to $12.4 million compared to $9.7 million for 2012. The increase in 2013 was primarily caused by several large credits that deteriorated during the first quarter of 2013.

Our non-covered nonperforming assets amounted to $82.0 million at December 31, 2013 (2.78% of total non-covered assets) compared to $106.1 million at December 31, 2012. The decrease in 2013 compared to 2012 was primarily due to the loan sale that was completed in the first quarter of 2013, as discussed above, which resulted in the disposition of $21.9 million in nonperforming loans.

Total covered nonperforming assets steadily declined in 2013, amounting to $70.6 million at December 31, 2013 compared to $96.2 million at December 31, 2012, a decline of 26.6%, which was primarily the result of a combination of loan paydowns, loan charge-offs, and sales of foreclosed properties.

For the year ended December 31, 2013, noninterest income amounted to $23.5 million compared to $1.4 million for the year ended December 31, 2012. The significant increase in 2013 is primarily the result of a high level of covered and non-covered foreclosed property losses that occurred in 2012 that reduced noninterest income compared to gains in both categories in 2013.

Noninterest expenses for the year ended December 31, 2013 amounted to $96.6 million, which was relatively unchanged from the $97.3 million recorded in 2012.

Preferred stock dividends amounted to $0.9 million for 2013 compared to $2.8 million for 2012. The decrease in 2013 is the result of an increase in our small business lending which resulted in a favorable dividend rate change related to preferred stock that was issued in September 2011 to the US Treasury as part of the Company’s participation in the Treasury’s Small Business Lending Fund.

Overview - 2012 Compared to 2011

Earnings for 2012 were significantly impacted by charges associated with a loan disposition and foreclosed property write-down that occurred in the fourth quarter of 2012, as previously discussed. Additionally, in the first quarter of 2012, we recorded a significant provision for loan losses resulting from an internal review of certain nonperforming loan relationships (see discussion below). Our 2011 results were impacted by a bargain purchase gain and accelerated accretion on our preferred stock discount (see discussion below).

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

Our results for 2012 were significantly impacted by a capital raise and an asset disposition initiative (comprised of a loan sale and foreclosed property write-down) that both occurred in the fourth quarter of 2012, as previously discussed.

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

For the years ended December 31, 2012 and 2011, we recorded noninterest income of $1.4 million and $26.2 million, respectively. The significant decrease in noninterest income for 2012 compared to 2011 is primarily the result of covered and non-covered foreclosed property write-downs recorded in 2012 and the $10.2 million bargain purchase gain recorded in the 2011 acquisition of The Bank of Asheville.

Noninterest expenses for the twelve months ended December 31, 2012 amounted to $97.3 million, a 1.2% increase from the $96.1 million recorded in 2011. The increase primarily relates to an increase in personnel expense, as we hired additional employees in order to build our infrastructure, expand wealth management capabilities, and prepare the Company for future growth.

Outlook for 2014

We have begun to see signs of a recovering economy in most of our market area. However, the recovery in our market area appears to be lagging and less robust than that of the national economy. Unemployment rates in our market area continue to be above the national average, and our local economic conditions remain challenging. We continue to have an elevated level of past due and adversely classified assets compared to historic averages. In fact, over the past year, we have experienced a steady increase in our non-covered nonperforming and adversely classified assets. Despite the higher levels of these problem assets, based on our analysis, we believe the severity of the loss rate inherent in our classified loans is less than in recent years. In addition, we believe that our allowance for loan losses is sufficient to absorb the probable losses inherent in our portfolio at December 31, 2013. Accordingly, at the present time and based on current conditions, we do not expect our 2014 provision for loan losses related to non-covered assets to be materially greater than the amount recorded in 2013.

Because interest rates have progressively declined to historic lows, the rates we have realized on newly originated loans and newly purchased investment securities have generally decreased. As it relates to our funding costs, the yields on many of our deposits are already very low and the ability to lower them further is limited. Accordingly, we believe that compression of our net interest margin is likely.

We believe that regulatory reform will negatively impact our earnings. The regulatory climate is not favorable for banks. We expect additional overhead costs will be necessary to comply with the new regulations expected to arise directly or indirectly from the Dodd-Frank Act (see additional discussion in the “Legislative and Regulatory Developments” section).

In 2009 and 2011 we acquired failed banks with approximately $959 and $193 million in assets, respectively. These acquisitions resulted in significant volatility to our earnings subsequent to the acquisitions, primarily as a result of the bargain purchase gains recorded on the acquisition dates that increased earnings and write-downs of foreclosed properties that negatively impacted earnings. While the volatility caused by these acquisitions on our earnings has generally lessened over the years, they may continue to add volatility to our reported earnings in 2014. The volatility may be positive to earnings, which would most likely occur if the credit quality of the acquired loans continues to stabilize or improves, or negative to earnings, which would most likely occur if the credit quality of the acquired loans deteriorates or if the properties we have foreclosed on continue to decline in value.

As discussed in the Risk Factors section above, one of our non-single family loss share agreements with the FDIC expires in June 2014, which will result in our company absorbing 100% of all losses related to those assets that occur subsequent to the expiration date. We are working diligently to resolve that portfolio of assets as prudently as possible. In addition, property values for most types of real estate appear to have generally stabilized. Accordingly, while concern remains, we do not currently expect that the expiration of the loss share agreement will have a material impact on our financial results for 2014.

We are expecting solid loan growth in 2014 as a result of a recovering economy in many of our market areas, enhanced credit processes that we recently implemented that allow us to be more responsive to our customers, and the growth we expect from our three newly establish loan production offices in Charlotte, Greenville and Fayetteville, which we believe are attractive markets in North Carolina.

In December 2013, we introduced a new deposit product line-up. In addition to simplifying our product offering, which was a primary goal, other significant changes included the elimination of our free checking account for customers maintaining low account balances and the elimination of paper statement fees and certain overdraft fees. As a result of these changes, we expect a significant net increase in our service charges on deposit accounts in 2014 over 2013.

Due to increases in our level of lending to small businesses, we expect that the dividend rate on the $63.5 million of preferred stock that was issued to the US Treasury in connection with our participation in the Small Business Lending Fund will be 1.0% until 2016, unless the preferred stock is redeemed at an earlier date.

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

Our determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has three components. The first component involves the estimation of losses on individually significant “impaired loans”. A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is specifically evaluated for an appropriate valuation allowance if the loan balance is above a prescribed evaluation threshold (which varies based on credit quality, accruing status, and type of collateral) and the loan is determined to be impaired. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

The second component of the allowance model is the estimation of losses for impaired loans that have common risk characteristics and are aggregated to measure impairment. These impaired loans generally have loan balances below the thresholds that result in an individual review discussed above. For these impaired loans, we aggregate loans among similar loan types and apply loss rates that are derived from historical statistics.

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

In our 2013 goodwill impairment evaluation, we engaged a consulting firm that used various valuation techniques to assist us in concluding that our goodwill was not impaired.

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

Because of the inherent credit losses associated with the acquired loans in a failed bank acquisition, the amount that we record as the fair values for the loans is generally less than the contractual unpaid principal balance due from the borrowers, with the difference being referred to as the “discount” on the acquired loans. We have applied the cost recovery method of accounting to all purchased impaired loans due to the uncertainty as to the timing of expected cash flows. This will generally result in the recognition of interest income on these impaired loans only when the cash payments received from the borrower exceed the recorded net book value of the related loans.

For nonimpaired purchased loans, we accrete the discount over the lives of the loans in a manner consistent with the guidance for accounting for loan origination fees and costs.

Merger and Acquisition Activity

In 2011, we completed the acquisition of The Bank of Asheville, an FDIC-assisted transaction previously discussed. In 2012, we completed a small branch acquisition, consisting of approximately $9 million in deposits, which were transferred to a First Bank branch located nearby. In 2013, we completed an acquisition of two branches with $57 million in deposits and $16 million in loans. In the 2013 acquisition, we purchased one of the branch buildings, while transferring the accounts of the other branch to an existing branch located nearby. The results of each acquired company/branch are included in our financial statements beginning on their respective acquisition dates. See Note 2 to the consolidated financial statements for additional information regarding these acquisitions.

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

At December 31, 2013 and 2012, the FDIC indemnification asset was comprised of the following components:

($ in thousands)	2013	2012
Receivable related to claims incurred, not yet received	$12,649	33,040
Receivable related to estimated future claims on loans	33,398	62,044
Receivable related to estimated future claims on other real estate owned	2,575	7,475
FDIC indemnification asset	$48,622	102,559

As of each acquisition date, based on the losses inherent in the covered assets and what we estimated we would receive as payments from the FDIC, we recorded a “FDIC Indemnification Asset.” Since that time, we have recorded adjustments to the indemnification asset as discussed below.

The FDIC indemnification asset has generally been adjusted upwards in the following circumstances:

1) Deterioration of credit quality of covered loans – As of the acquisition dates, we recorded the loans acquired from Cooperative Bank and The Bank of Asheville on our books at a fair value that was $227.9 million and $51.7 million, respectively, less than the contractual amounts due from the borrowers, which was our estimate of the loan losses inherent in the portfolio. As the credit quality of these portfolios change and better information is obtained about likely losses, some loans have better repayment expectations than we originally projected and some loans have worse repayment expectations than originally projected. For loans with worse repayment expectations, we generally record provisions for loan losses with corresponding increases to the FDIC indemnification asset by recording noninterest income in proportion to the reimbursement percentage. However, beginning in the fourth quarter of 2012, we began recording some provisions for loan losses without corresponding increases to the indemnification asset because we believe certain loan losses will occur after the June 2014 expiration of the Cooperative Bank non-single family share agreement and after the January 2016 expiration of the Bank of Asheville non-single family share agreement. In 2013, 2012 and 2011, we recorded total provisions for loan losses on covered loans amounting to $12.4 million, $9.7 million and $12.8 million, respectively, which resulted in upward adjustments to the FDIC indemnification asset of $9.6 million, $6.6 million and $10.2 million, respectively. In 2013 and 2012, we recorded provisions for loan losses on covered loans without a corresponding increase to the indemnification asset of $0.3 million and $1.5 million, respectively.

2) Write-downs and losses on foreclosed properties – When we foreclose on delinquent borrowers, we initially record the foreclosed property at the lower of book or fair value (based on current appraisals), with any deficiency recorded as a loan charge-off. Subsequent to the foreclosure, we periodically order updated appraisals and if the appraisal indicates a fair value lower than our carrying value, we must write the property down. We also sell foreclosed properties that frequently result in losses. Each of these situations results in the Company recording losses on other real estate owned with a corresponding increase to the FDIC indemnification asset by recording noninterest income in proportion to the reimbursement percentage. If we sell foreclosed properties that result in gains, then we record a corresponding decrease to the FDIC indemnification asset to reflect the fact that reimbursements from loss claims will be reduced by the gains. In 2013, we recorded net gains on covered foreclosed properties amounting to $0.4 million, which resulted in a downward adjustment to the FDIC indemnification asset of $0.3 million. In 2012 and 2011, we recorded net losses and write downs on covered foreclosed properties amounting to $13.0 million and $24.5 million, respectively, which resulted in upward adjustments to the FDIC indemnification asset of $10.4 million and $19.6 million, respectively.

3) Expenses incurred related to collection activities on covered assets – As a result of our collection efforts, we incur expenses such as legal fees, property taxes and appraisal costs. Many of these expenses are reimbursable by the FDIC. These expenses are recorded as “other” noninterest expenses and a corresponding increase is made to increase the FDIC indemnification asset by reducing the gross collection expenses by the amount expected to be reimbursed by the FDIC for eligible expenses. In 2013, 2012, and 2011, we incurred $6.5 million, $9.5 million, and $8.5 million, in gross collection expenses related to covered assets, respectively, and reduced that amount by $5.4 million, $6.9 million, and $5.7 million in FDIC reimbursements, respectively.

The FDIC indemnification asset has generally been adjusted downwards in the following circumstances:

1) Receipt of cash from the FDIC related to claims submitted – On at least a quarterly basis, we submit eligible loss share claims to the FDIC. After reviewing and approving the claims, the FDIC wires us cash, which reduces the amount of the FDIC indemnification asset. In 2013, 2012, and 2011, we received $49.6 million, $29.8 million, and $69.3 million, in FDIC reimbursements, respectively.

2) Accretion of discount on acquired loans – As noted above, we recorded the acquired loans of the two transactions on our books at a fair value that was $280 million (in total) less than the contractual amounts due from the borrowers (the “discount”), which was our estimate of the loan losses inherent in the portfolio. As the credit quality of this portfolio changes and better information is obtained about likely losses, some loans have better repayment expectations than we originally projected and some loans have worse repayment expectations than originally projected (discussed above). For loans with improved repayment expectations, we are systematically reducing the discount over the life of the loan. For some loans, we have received complete payoffs at the contractual balance and the discount must be reduced to zero. When we reduce/accrete the discount, we do so by recognizing interest income in that same amount. When the expected losses on loans with improved repayment expectations becomes less than the original estimate, our expected reimbursement from the FDIC declines as well. Accordingly, we reduce the FDIC indemnification asset by the corresponding reimbursement percentage. In 2013, 2012, and 2011, we recorded discount accretion of $20.2 million, $16.5 million, and $11.6 million, respectively, which resulted in a reduction of FDIC indemnification asset and indemnification expense of $16.2 million, $13.2 million, and $9.3 million, respectively.

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

The adjustments can result in volatility within individual income statement line items. Because of the FDIC loss share agreements and the associated indemnification asset, amounts recorded as provisions for loan losses, discount accretion, and losses from foreclosed properties generally only impact pretax income by 20% of those amounts, due to the corresponding adjustments made to the indemnification asset.

The following presents a rollforward of the FDIC indemnification asset since the date of the Cooperative Bank acquisition on June 19, 2009.

($ in thousands)
Balance at June 19, 2009	$185,112
Decrease related to favorable change in loss estimates	(1,516)
Increase related to reimbursable expenses	1,300
Cash received	(40,500)
Accretion of loan discount	(1,175)
Balance at December 31, 2009	143,221
Increase related to unfavorable change in loss estimates	30,419
Increase related to reimbursable expenses	2,900
Cash received	(46,721)
Accretion of loan discount	(6,100)
Balance at December 31, 2010	123,719
Increase related to acquisition of The Bank of Asheville	42,218
Increase related to unfavorable change in loss estimates	29,814
Increase related to reimbursable expenses	5,725
Cash received	(69,339)
Accretion of loan discount	(9,278)
Other	(1,182)
Balance at December 31, 2011	121,677
Increase related to unfavorable change in loss estimates	16,984
Increase related to reimbursable expenses	6,947
Cash received	(29,796)
Accretion of loan discount	(13,173)
Other	(80)
Balance at December 31, 2012	102,559
Increase related to unfavorable change in loss estimates	9,312
Increase related to reimbursable expenses	5,352
Cash received	(49,572)
Accretion of loan discount	(16,160)
Other	(2,869)
Balance at December 31, 2013	$48,622

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses and the corresponding FDIC indemnification asset:

($ in thousands) At December 31, 2013	Cooperative Single Family Loss Share Loans	Cooperative Non-Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Bank of Asheville Non- Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/19/2019	6/19/2014	1/21/2021	1/21/2016
Nonaccrual covered loans
Unpaid principal balance	12,342	40,473	518	7,061	60,394
Carrying value prior to loan discount*	12,192	26,998	403	5,661	45,254
Loan discount	2,564	3,030	279	2,165	8,038
Net carrying value	9,628	23,968	124	3,496	37,216
Allowance for loan losses	764	942	―	208	1,914
Indemnification asset recorded	2,662	3,042	223	1,898	7,825

All other covered loans
Unpaid principal balance	118,353	38,504	12,052	36,410	205,319
Carrying value prior to loan discount*	118,269	38,032	11,971	36,390	204,662
Loan discount	16,046	2,504	3,528	9,491	31,569
Net carrying value	102,223	35,528	8,443	26,899	173,093
Allowance for loan losses	129	1,905	22	272	2,328
Indemnification asset recorded	12,940	2,418	2,840	7,593	25,791

All covered loans
Unpaid principal balance	130,695	78,977	12,570	43,471	265,713
Carrying value prior to loan discount*	130,461	65,030	12,374	42,051	249,916
Loan discount	18,610	5,534	3,807	11,656	39,607
Net carrying value	111,851	59,496	8,567	30,395	210,309
Allowance for loan losses	893	2,847	22	480	4,242
Indemnification asset recorded	15,602	5,460	3,063	9,491	33,616
			Adjustments		(218)
* Reflects partial charge-offs	Total indemnification asset recorded related to loans				33,398

As noted in the table above, our loss share agreement related to Cooperative Bank’s non-single family assets expires in June 2014 and our loss share agreement related to Bank of Asheville’s non-single family assets expires in January 2016. We continue to make progress in winding down these portfolios, and we do not currently expect that the upcoming expiration of the Cooperative non-single family agreement will have a material impact on our company. As it relates to those portions of covered loans, we expect accelerated amounts of loan discount accretion and corresponding indemnification asset expense until the expiration dates and the loss share attributes of the loan portfolio is resolved.

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

Net Interest Income

Net interest income on a reported basis amounted to $136.5 million in 2013, $135.2 million in 2012, and $132.2 million in 2011. For internal purposes and in the discussion that follows, we evaluate our net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. Net interest income on a tax-equivalent basis amounted to $138.0 million in 2013, $136.7 million in 2012, and $133.8 million in 2011. Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income.

	Year ended December 31,
($ in thousands)	2013	2012	2011
Net interest income, as reported	$136,526	135,200	132,203
Tax-equivalent adjustment	1,511	1,527	1,556
Net interest income, tax-equivalent	$138,037	136,727	133,759

Table 2 analyzes net interest income on a tax-equivalent basis. Our net interest income on a tax-equivalent basis increased by 1.0% in 2013 and 2.2% in 2012. There are two primary factors that cause changes in the amount of net interest income we record - 1) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets), and 2) changes in our loans and deposits balances.

The minor increases in net interest income over the past two years have been primarily due to an increase in our net interest margin during those periods. “Net interest margin” is a ratio we use to measure the spread between the yield on our earning assets and the cost of our funding and is calculated by taking tax-equivalent net interest income and dividing by average earning assets. Our net interest margin increased from 4.72% in 2011 to 4.78% in 2012 to 4.92% in 2013.

For the past several years, the nation has been in a very low interest rate environment with maturing assets and liabilities originated in prior periods generally repricing at progressively lower interest rates at renewal/maturity. The primary reasons for the increases in our net interest margin has been – 1) yields on our interest-earning assets have declined by a smaller amount than the rates we have paid on our interest bearing liabilities, and 2) favorable changes in the mix of our deposit base. From 2011 to 2013, the yield we earned on our interest-earning assets declined 24 basis points, from 5.55% to 5.31%, while the average rate paid on interest-bearing liabilities declined by 44 basis points, from 0.90% to 0.46%. Positively impacting our yield on assets has been the continued use of interest rate floors on loans, as well as higher levels of loan discount accretion – see below.

As it relates to our interest-bearing liabilities, we have been able to lower interest rates on maturing time deposits that were originated in prior periods, and we have also been able to progressively lower interest rates on various types of interest-bearing checking, savings, and money market accounts. The average interest rate paid on our interest bearing deposits declined from 0.88% in 2011 to 0.43% in 2013. Also, the funding mix of our liabilities had a positive impact on our net interest margin. As calculated from Table 2, the average amount of our lower cost deposits, comprised of checking accounts (non-interest bearing and interest bearing), money market accounts and savings accounts, steadily increased from $1.4 billion in 2011 to $1.7 billion in 2013, an increase of 27%, while the average amount of our higher cost funding, comprised of time deposits and borrowings, declined from $1.6 billion to $1.1 billion over that same period, a change of 29%.

The net interest margin for all periods benefited, by varying amounts, from the net accretion of purchase accounting premiums/discounts associated with the Cooperative Bank acquisition in June 2009 and, to a lesser degree, The Bank of Asheville acquisition in January 2011. As can be seen in the table below, we recorded $19.8 million in 2013, $16.1 million in 2012, and $11.6 million in 2011, in net accretion of purchase accounting premiums/discounts that increased net interest income.

($ in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Interest income – reduced by premium amortization on loans	$(386)	(464)	(453)
Interest income – increased by accretion of loan discount	20,200	16,466	11,598
Interest expense – reduced by premium amortization of deposits	29	85	337
Interest expense – reduced by premium amortization of borrowings	—	30	146
Impact on net interest income	$19,843	16,117	11,628

The biggest component of the purchase accounting adjustments was loan discount accretion, which amounted to $20.2 million in 2013, $16.5 million in 2012 and $11.6 million in 2011. The higher amounts of discount accretion are due to payoffs of loans with loan discounts and increased expectations regarding the collectability of other loans.

Table 3 presents additional detail regarding the estimated impact that changes in loan and deposit volumes and changes in the interest rates we earned/paid had on our net interest income in 2012 and 2013. Table 3 indicates that in 2012, changes in interest rates were the primary reason for the increase in net interest income, with the impact of the lower rates reducing interest expense by $5.0 million, while interest income was only reduced by $1.5 million due to rates. Thus, lower interest rates was the primary reason that net interest income increased by $3 million during the year. In 2013, an almost equal combination of changes in the mix of our liability volumes, primarily our deposit mix, and lower interest rates resulted in interest expense declining by $6.3 million. Interest income declined in 2013, primarily due to lower interest rates, by only $5.0 million. This combination of factors resulted in net interest income increasing by $1.3 million in 2013 compared to 2012. As noted previously, for both years, average interest rates on assets benefitted from interest rate floors on loans and higher levels of loan discount accretion, while interest expense benefited from a shifting funding mix and lower rates that we paid on our deposit accounts.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Provision for Loan Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered appropriate to absorb probable losses inherent in our loan portfolio. Management’s determination of the adequacy of the allowance is based on our level of loan growth, an evaluation of the loan portfolio, current economic conditions, historical loan loss experience and other risk factors.

Our provisions for loan losses and nonperforming assets remain at what we believe to be elevated levels, primarily due to challenging economic conditions, including high unemployment rates that impact borrower repayment ability and lower property values that negatively impact collateral dependent real estate loans. For 2013, 2012, and 2011, our total provisions for loan losses were $30.6 million, $79.7 million, and $41.3 million, respectively. The total provision for loan losses is comprised of provision for loan losses for non-covered loans and provision for loan losses for covered loans, as discussed in the following paragraphs.

We recorded $18.3 million, $70.0 million, and $28.5 million in provisions for loan losses related to non-covered loans for the years ended December 31, 2013, 2012, and 2011, respectively. The lower provision in 2013 compared to the level in 2012 was primarily a result of 1) a $32.9 incremental provision for losses recorded in the fourth quarter of 2012 in connection with a loan sale, and 2) a first quarter of 2012 internal review of non-covered loans that applied more conservative assumptions to estimate the probable losses associated with some of our nonperforming loan relationships. We recorded a provision for loan losses on non-covered loans of $18.6 million in the first quarter of 2012, of which approximately $11 million related specifically to the special internal review.

As it relates to the loan sale, in late 2012, we identified approximately $68 million of non-covered higher-risk loans that we solicited bids for from several third-party investors. Based on an offer to purchase these loans that was received in December, we wrote the loans down by approximately $38 million to their estimated liquidation value of approximately $30 million and reclassified them as “loans held for sale.” The sale of substantially the same pool of loans was completed on January 23, 2013. The incremental provision for loan losses that was necessary as a result of this transaction was approximately $32.9 million, which included the net impact of several factors affecting our calculation of the allowance for loan losses.

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

If not for the impact of the two 2012 events discussed above, our provisions for loan losses on non-covered loans would have been $26-28 million in both 2011 and 2012 compared to $18.3 million in 2013. We believe the lower provision for loan losses in 2013 was largely due to the 2012 loan sale that resulted in the disposition of some of the largest, highest risk loans in our portfolio, many of which would likely have resulted in losses in 2013 had they not been sold. As discussed below in the section “Nonperforming Assets,” despite the loan sale, our classified and nonperforming loans steadily increased in 2013. However, we believe this increase is due partially to recent senior management additions to our credit administration department, who are taking a more conservative approach to assessing loans than had been past practice, as opposed to any significant level of overall credit deterioration. Additionally, based on our review of the underlying classified and nonperforming credits, we believe that, on average, the severity of the loss rate inherent in our classified loans is less than in recent years. Accordingly, at the present time and based on current conditions, we do not expect a material increase in our provision for loan losses in 2014 compared to 2013.

As it relates to covered loans, we recorded $12.4 million, $9.7 million and $12.8 million in provisions for loan losses during 2013, 2012 and 2011, respectively. These provisions were necessary to provide for loans that showed signs of collection problems during the respective periods, as well as to provide for collateral dependent nonaccrual loans for which we received updated appraisals during the year that reflected lower collateral valuations.  The increase in provisions for loan losses on covered loans from 2012 to 2013 was primarily the result of several large credits that deteriorated during the first quarter of 2013 and were placed on nonaccrual status. The decline in the provision for loan losses on covered loans from 2011 to 2012 was primarily due to lower levels of covered nonperforming loans during the period and stabilization in the underlying collateral values of nonperforming loans. Because of the FDIC loss share agreements in place for these loans, the FDIC indemnification asset was adjusted upwards by recording noninterest income of $9.6 million, $6.6 million, and $10.2 million in 2013, 2012, and 2011, respectively, or 80% of the amount of the provisions. For $0.3 million and $1.5 million of the 2013 and 2012 provision for loan losses on covered loans, respectively, we did not record a corresponding increase to the indemnification asset because we believe that the loan losses will occur after the expiration of the Cooperative Bank non-single family loss share agreement that expires in June 2014 and after the expiration of the Bank of Asheville non-single family loss share agreement that expires in January 2016.

Total net charge-offs for the years ended December 31, 2013, 2012, and 2011, were $28.5 million, $74.7 million, and $49.3 million, respectively. These amounts were comprised of net charge-offs on both non-covered loans and on covered loans.

Net-charge offs for non-covered loans were $15.6 million, $64.0 million, and $31.2 million for 2013, 2012, and 2011, respectively. The significant increase in 2012 was due to the loan sale discussed above which resulted in charge-offs of $37.8 million. The ratio of net charge-offs to average non-covered loans was 0.72%, 3.02%, and 1.52% for 2013, 2012, and 2011, respectively. Notwithstanding the impact of the loan sale, the relatively high level of net charge-offs during 2012 and 2011 was primarily a result of unfavorable economic conditions, especially related to real estate, that resulted in higher levels of borrowers not repaying their loans and the corresponding collateral not being sufficient to pay off the balances. Net charge-offs were lower in 2013, which is reflective of improving economic conditions and lower levels of our highest-risk loans.

Net charge-offs for covered loans were $12.9 million, $10.7 million, and $18.1 million in 2013, 2012, and 2011, respectively. The charge-offs of covered loans were primarily a result of declining collateral values on collateral dependent nonaccrual loans.

As seen in Tables 14 and 14a, in 2013, 2012, and 2011, our provisions for loan losses and net charge-offs for both covered and non-covered loans were concentrated in loans classified as “real estate – construction, land development & other land loans.”  This category of loans is primarily comprised of land acquisition and development loans and other types of lot loans.  These types of loans were particularly hard hit by the decline in real estate development and property values that occurred in the recession.  As can be seen in Table 10, although we have reduced our exposure to this category of loans, we continue to have significant exposure to this sector, and future material losses could result.

See “Nonperforming Assets” below for further discussion of our asset quality, which impacts our provisions for loan losses.

See the section entitled “Allowance for Loan Losses and Loan Loss Experience” below for a more detailed discussion of the allowance for loan losses. The allowance is monitored and analyzed regularly in conjunction with our loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

Our noninterest income amounted to $23.5 million in 2013, $1.4 million in 2012, and $26.2 million in 2011.

As shown in Table 4, core noninterest income excludes gains from acquisitions, foreclosed property write-downs and losses, indemnification asset income, securities gains or losses, and other miscellaneous gains and losses. Core noninterest income amounted to $28.2 million in 2013, a 10.7% increase from the $25.5 million in 2012. The 2012 core noninterest income of $25.5 million was a 10.0% increase from the $23.2 million recorded in 2011.

See Table 4 and the following discussion for an understanding of the components of noninterest income.

Service charges on deposit accounts amounted to $12.8 million, $11.9 million, and $12.0 million in 2013, 2012 and 2011, respectively. The increase in 2013 was primarily due to higher levels of overdraft fees due to a change in the fee structure for overdrafts. In comparing 2012 to 2011, our level of service charges on deposit accounts was relatively unchanged, which reflected the net impact of 1) a decrease in overdraft fees resulting from regulations that were enacted in the second half of 2011, and 2) the introduction of new fees on deposit accounts, such as fees for customers that elected to receive paper statements.

In December 2013, we introduced a new deposit product line-up. In addition to simplifying our product offering, which was a primary goal, other significant changes included the elimination of our free checking account for customers maintaining low account balances and the elimination of paper statement fees and certain overdraft fees. As a result of these changes, we expect a significant net increase in our service charges on deposits accounts in 2014 over 2013.

Other service charges, commissions and fees amounted to $9.3 million in 2013, a 5.5% increase from the $8.8 million earned in 2012. The 2012 amount of $8.8 million was a 9.5% increase from the $8.1 million earned in 2011. This category of noninterest income includes items such as electronic payment processing revenue (which includes fees related to credit card transactions by merchants and customers and fees earned from debit card transactions), ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The growth in this category for both years was primarily attributable to increased debit card usage by our customers, as we earn a small fee each time our customers make a debit card transaction. Also, part of the increase in this category is due to the overall growth in our total customer base, including growth achieved from corporate acquisitions.

Fees from presold mortgages amounted to $2.9 million in 2013, $2.4 million in 2012, and $1.6 million in 2011. The increases from 2011 to 2013 were due to high mortgage refinance activity resulting from low interest rates on home mortgages, as well as increased volume resulting from additional mortgage loan personnel we have added since 2012. While mortgage fees increased in 2013, mortgage refinance activity slowed towards the end of 2013 due to increases in interest rates on home mortgages that has persisted in 2014. Accordingly, we are expecting a decline in these fees in 2014.

Commissions from sales of insurance and financial products amounted to $2.1 million in 2013, $1.8 million in 2012, and $1.5 million in 2011. This line item includes commissions we receive from three sources - 1) sales of credit life insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents the contribution of each of the three sources to the total amount recognized in this line item:

($ in thousands)	2013	2012	2011
Commissions earned from:
Sales of credit life insurance	$58	60	70
Sales of investments, annuities, and long term care insurance	1,353	1,068	760
Sales of property and casualty insurance	721	704	682
Total	$2,132	1,832	1,512

As can be seen in the above table, sales of investments, annuities and long term care insurance have almost doubled from 2011 to 2013. This was the result of an initiative and a renewed emphasis on this line of business that began in 2011. We hired a wealth management executive in 2011 who has steadily built a team of financial advisors that have grown this business.

Table 4 shows earnings from bank owned life insurance income were $1.1 million in 2013, $0.6 million in 2012, and less than $0.1 million in 2011. In the second quarters of 2013 and 2012, we purchased $15.0 million and $25.0 million, respectively, in bank-owned life insurance on certain employees. Income related to the growth of the cash value of the insurance was $1.1 million in 2013 and $0.6 million for 2012. We had minimal amounts of bank-owned life insurance prior to 2012.

Noninterest income not considered to be “core” resulted in a net reduction to total noninterest income of $4.7 million in 2013, a net reduction to noninterest income of $24.1 million in 2012, and a net contribution to total noninterest income of $3.0 million in 2011. The components of non-core noninterest income are shown in Table 4 and the significant components thereof are discussed below.

We recorded net gains on non-covered foreclosed properties of $1.3 million in 2013 compared to net losses on non-covered foreclosed properties of $15.3 million for 2012 and $3.4 million for 2011. As previously discussed, in the fourth quarter of 2012, we recorded write-downs totaling $10.6 million on substantially all of our non-covered foreclosed properties in connection with efforts to accelerate the sale of these assets. On average, the write-downs amounted to 29% of the carrying value of the properties. Stabilization in real estate market values and lower carrying values following the December 2012 write-down impacted the variance in 2013.

We recorded $0.4 million of net gains on covered foreclosed properties in 2013. In the fourth quarter of 2013, we realized several sizeable gains on sales of foreclosed properties, with the largest single gain being approximately $2.7 million. Losses on covered foreclosed properties amounted to $13.0 million and $24.5 million for the years ended December 31, 2012 and 2011, respectively. The lower level of losses on covered properties over the past two years has been primarily a result of lower levels of covered foreclosed properties, as well as stabilization in real estate market values in the coastal region of North Carolina, with some types of properties showing signs of appreciation over the past year. As discussed earlier and illustrated in the table below, there was a corresponding entry to indemnification asset income (expense) amounting to 80% of the losses (gains) recorded, that resulted in the bottom line impact of the covered asset gains or losses being 20% of the gross gains or losses.

Indemnification asset income (expense) for 2013, 2012, and 2011 amounted to ($6.8 million), $4.1 million, and $20.5 million, respectively. In 2013 and 2012, higher loan discount accretion and lower levels of loan and foreclosed property losses on covered assets resulted in less indemnification asset income (expense in 2013) in comparison to prior periods. Indemnification asset income and expense primarily relates to adjustments to the amount expected to be received from the FDIC under loss share agreements as a result of changes in anticipated loan losses and foreclosed property losses and write-downs, as follows:

($ in millions)	2013	2012	2011
Higher expected FDIC claims for covered loans experiencing a deterioration in quality	$12.0	$8.2	$12.7
Lower expected FDIC claims for covered loans – loan discount accretion	(20.2)	(16.5)	(11.6)
Foreclosed property (gains) losses and write-downs – covered	(0.4)	13.0	24.5
Other, net	0.1	0.4	—
Total adjustment to expected FDIC loss-share claims	(8.5)	5.1	25.6
Expected reimbursement rate	80%	80%	80%
Indemnification asset income (expense)	$(6.8)	$4.1	$20.5

In 2011, as previously discussed, we realized a gain from the FDIC-assisted acquisition of a failed bank amounting to $10.2 million, which was the amount by which the fair value of the assets purchased exceeded the fair value of liabilities assumed in the transaction.

We recorded $0.5 million, $0.6 million, and $0.1 million in gains on sales of securities during 2013, 2012, and 2011, respectively.

The line item “Other gains (losses)” was negatively impacted in 2012 by $0.5 million in prepayment penalties associated with paying off $65 million in borrowings prior to their maturity dates, while the amounts for the other two years presented were insignificant.

Noninterest Expenses

Total noninterest expenses over each of the past three years have been relatively flat, totaling $96.6 million, $97.3 million and $96.1 million for 2013, 2012 and 2011, respectively. Table 5 presents the components of our noninterest expense during the past three years. Line items with the largest fluctuations are discussed below.

Total personnel expense increased from $53.3 million in 2012 to $54.8 million in 2013, an increase of $1.4 million or 2.7%. Salaries expense increased $3.8 million, which was primarily associated with the hiring of employees in the three loan production offices that we opened in the second half of 2013, as well as additions to the mortgage, wealth management, and credit administration departments of the company. The new employees in mortgage and wealth management were hired in order to grow those lines of business throughout our footprint, while the hiring in our credit administration department was initiated to better manage our loan portfolio and to enhance our loan processes in ways that we believe will be more responsive to our customers and enhance our future growth. The increase in salaries expense in 2013 was largely offset by a decrease in employee benefits expense. Employee benefits expense decreased by $2.4 million, or 19.7%, in comparing 2013 to 2012, which is primarily attributable to the freezing of two pension plans as of December 31, 2012. Pension expense for the year ended December 31, 2012 was $2.6 million in comparison to pension income of $0.6 million recorded in 2013. The pension income we recorded in 2013 relates to investment income from the pension plan’s assets.

For 2012, total personnel expense increased from $51.4 million to $53.3 million, an increase of approximately $1.9 million, or 3.7%, from 2011. Salaries expense totaled $1.5 million of this increase, which was primarily associated with the hiring of additional key employees in order to build our infrastructure and to expand our wealth management capabilities. Employee benefits expense increased by approximately $0.4 million in 2012, which was a 3.4% increase from 2011 and corresponds to the increase in salaries expense.

Net occupancy expenses have remained relatively stable over the past three years, amounting to $7.1 million in 2013, $7.0 million in 2012, and $6.6 million in 2011. The largest component of occupancy expense is depreciation expense for our buildings. Our number of branches grew from 92 at the beginning of 2011 to 97 by the end of 2012, resulting in an increase in occupancy expense from 2011 to 2012.

Equipment related expenses were $4.4 million, $4.8 million, and $4.3 million, in 2013, 2012, and 2011, respectively. The increase in 2012 primarily related to an increase in ATM maintenance expenses, primarily due to additional regulatory requirements for ATMs.

In 2011, we incurred acquisition expenses of approximately $0.6 million in connection with The Bank of Asheville acquisition. These expenses consisted primarily of professional fees.

Collection expenses remain elevated due to relatively high levels of delinquencies, although our collection expenses on both non-covered and covered assets have declined in each of the past two years. Collection expenses on non-covered assets amounted to $2.2 million in 2013, $3.1 million in 2012, and $3.5 million in 2011. The significant decrease in 2013 was primarily a result of the loan sale that eliminated our collection responsibilities for those loans. Collection expenses on covered loans, net of FDIC reimbursement, amounted to $0.7 million in 2013, $1.6 million in 2012, and $2.0 million in 2011. The decreases over each of the past two years are a result of the steady declines in our level of covered assets.

Outside consultant expense increased to $2.5 million in 2013 from approximately $1.9 million in each of the prior two years as a result of a new engagement of a third-party consultant to assist us in many areas of our business.

In the second half of 2012, we began an initiative to review and reduce overhead expenses wherever possible. This included assistance from the consulting firm noted above, which assisted us in negotiating certain contracts. Largely as a result of this expense initiative, we experienced the declines shown in Table 5 in stationery and supplies, telephone, and other operating expenses.

We recorded $1.9 million in severance expenses in 2013 due to the separation from service of several employees during the year, including our former chief executive officer. In 2012, severance expenses amounted to $0.5 million, while we did not record any such expenses in 2011.

Income Taxes

Table 6 presents the components of income tax expense and the related effective tax rates. We recorded income tax expense of $12.1 million in 2013, which resulted in an effective tax rate of 36.9%. Impacting our effective tax rate in 2013 was the recording of incremental tax expense of $0.5 million to reduce the value of our deferred tax asset as a result of statutory decreases in North Carolina’s state income tax rate. We recorded an income tax benefit of $17.0 million for 2012 due to the net loss reported for the period, which was approximately 42.0% of the reported net loss. We recorded income tax expense of $7.4 million in 2011, which resulted in an effective tax rate of 35.1% in 2011. The differences in our effective tax rates from the blended statutory income tax rate of 39% are primarily due to tax-exempt interest income. We expect our effective tax rate to be approximately 35% in 2014.

Stock-Based Compensation

We recorded stock-based compensation expense of $0.2 million, $0.3 million, and $0.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. See Note 15 to the consolidated financial statements for more information regarding stock-based compensation.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

Over the past three years, our total assets have remained fairly stable at approximately $3.2 billion to $3.3 billion. The following table presents detailed information regarding the nature of changes in our loans and deposits in 2012 and 2013:

($ in thousands)	Balance at beginning of period	Internal growth, net (1)	Growth from Acquisitions	Transfer to Loans Held for Sale	Balance at end of period	Total percentage growth	Internal percentage growth (1)
2013
Loans – Non-covered	$2,094,143	142,317	16,425	—	2,252,885	7.6%	6.8%
Loans – Covered	282,314	(72,005)	—	—	210,309	-25.5%	-25.5%
Total loans	2,376,457	70,312	16,425	—	2,463,194	3.6%	3.0%

Deposits – Noninterest-bearing	413,195	62,890	6,565	—	482,650	16.8%	15.2%
Deposits – Interest-bearing checking	519,573	30,182	7,658	—	557,413	7.3%	5.8%
Deposits – Money market	551,209	(5,525)	1,872	—	547,556	-0.7%	-1.0%
Deposits – Savings	158,578	8,864	1,581	—	169,023	6.6%	5.6%
Deposits – Brokered time	130,836	(14,749)	—	—	116,087	-11.3%	-11.3%
Deposits – Internet time	10,060	(8,741)	—	—	1,319	-86.9%	-86.9%
Deposits – Time >$100,000 – retail	530,015	(102,476)	24,202	—	451,741	-14.8%	-19.3%
Deposits – Time <$100,000 – retail	507,894	(98,120)	15,456	—	425,230	-16.3%	-19.3%
Total deposits	$2,821,360	(127,675)	57,334	—	2,751,019	-2.5%	-4.5%

2012
Loans – Non-covered	$2,069,152	93,224	—	(68,233)	2,094,143	1.2%	4.5%
Loans – Covered	361,234	(78,920)	—	—	282,314	-21.8%	-21.8%
Total loans	$2,430,386	14,304	—	(68,233)	2,376,457	-2.2%	0.6%

Deposits – Noninterest-bearing	$335,833	77,072	290	—	413,195	23.0%	22.9%
Deposits – Interest-bearing checking	423,452	96,088	33	—	519,573	22.7%	22.7%
Deposits – Money market	509,801	37,404	4,004	—	551,209	8.1%	7.3%
Deposits – Savings	146,481	11,974	123	—	158,578	8.3%	8.2%
Deposits – Brokered time	157,408	(26,572)	—	—	130,836	-16.9%	-16.9%
Deposits – Internet time	29,902	(19,842)	—	—	10,060	-66.4%	-66.4%
Deposits – Time >$100,000 – retail	575,408	(48,290)	2,897	—	530,015	-7.9%	-8.4%
Deposits – Time <$100,000 – retail	576,752	(70,926)	2,068	—	507,894	-11.9%	-12.3%
Total deposits	$2,755,037	56,908	9,415	—	2,821,360	2.4%	2.1%

(1)	Excludes the impact of acquisitions in the year of the acquisition, but includes growth or declines in acquired operations after the date of acquisition.

In 2013, as derived from the table above, our total loans increased by $87 million, or 3.6%. During that period, we experienced internal growth in our non-covered loan portfolio of $142 million, or 6.8%, while our covered loans declined by $72 million, or 25.5%. Also impacting growth was the March 2013 acquisition of two branches with approximately $16 million in loans (see Note 2 to the consolidated financial statements for more information). In 2013, we charged-off $32 million in total loans and foreclosed on $22 million in loans that reduced our loan balances. We continue to pursue lending opportunities in order to improve our asset yields.

In 2012, as derived from the table above, our total loans declined $54 million, or 2.2%. We experienced internal growth in our non-covered loan portfolio of $93 million, or 4.5%, during 2012, while our covered loans declined by $79 million, or 21.8%. However, much of our non-covered loan growth was offset by the charge-down and reclassification of approximately $68 million in non-covered higher-risk loans to “loans held for sale” during the fourth quarter of 2012. Also offsetting our internal growth of loans were normal loan pay-downs, foreclosures, and loan charge-offs. In 2012, in addition to the $38 million in charge-offs related to the loan sale, we charged-off an additional $39.3 million in loans (resulting in total charge-offs for the year of $77.3 million) and foreclosed on another $54 million in loans that reduced our loan balances.

During 2013, we experienced a net decline in total deposits of $70.3 million, which was a result of growth in our low-cost core deposits (checking, money market, and savings) that was more than offset by declines in our time deposit accounts. For the year, internal growth of $96 million in our core deposit accounts plus acquired growth of $57 million was more than offset by a $224 million decline in time deposits. The growth in core deposits along with cash we received during the year from FDIC loss-share reimbursements and foreclosed property sales allowed us to lessen our reliance on higher cost time deposits. As previously discussed, our net interest margin benefited from this shift.

For the year ended December 31, 2012, growth in our lower cost core deposit accounts exceeded the decline in our higher cost time deposits, which resulted in a net increase in internally generated deposits of $57 million, or 2.1%. Our lowest cost deposits, noninterest bearing checking accounts and interest bearing checking accounts, experienced positive internal growth of $77 million and $96 million, respectively, which allowed us to continue to lessen our reliance on higher cost sources of funding in 2012, including internet deposits and time deposits, and benefited our net interest margin.

Our overall liquidity remained relatively unchanged in 2013 compared to 2012. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased from 16.2% at December 31, 2012 to 16.1% at December 31, 2013.

Our capital ratios improved in 2013 due to almost $20 million in earnings for 2013. All of our capital ratios have continually exceeded the regulatory thresholds for “well-capitalized” status for all periods covered by this report. Our tangible common equity ratio was 7.46% at December 31, 2013, compared to 6.81% at December 31, 2012 and 6.58% at December 31, 2011.

At December 31, 2012, our non-covered nonperforming asset ratios included $22 million in nonperforming loans that were sold in January 2013. Upon the sale of those loans, our nonperforming asset quality ratios improved and then remained fairly constant for the remainder of the year. At December 31, 2013, our non-covered nonperforming assets to total non-covered assets was 2.78% compared to 2.79% at March 31, 2013 (after the loan sale) and 3.64% at December 31, 2012.

As it relates to the covered assets, it has now been 4.5 years since we acquired Cooperative Bank and 3 years since we acquired The Bank of Asheville in failed bank acquisitions, and we have worked through many of the problem assets. Our covered nonperforming assets have steadily declined over the past two years from $141 million at December 31, 2011 to $71 million at December 31, 2013.

Distribution of Assets and Liabilities

Table 7 sets forth the percentage relationships of significant components of our balance sheet at December 31, 2013, 2012, and 2011.

Our balance sheet mix has remained relatively stable over the past three years. On the asset side, our loan percentage has increased while the FDIC indemnification asset and foreclosed real estate percentages have decreased.

On the liability side, as previously discussed, we have experienced increases in our checking and other transaction accounts and declines in time deposits.

Securities

Information regarding our securities portfolio as of December 31, 2013, 2012, and 2011 is presented in Tables 8 and 9.

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

Total securities amounted to $227.0 million, $223.4 million, and $240.6 million at December 31, 2013, 2012, and 2011, respectively.

The majority of our “government-sponsored enterprise” securities are issued by the Federal Home Loan Bank and carry one maturity date, often with an issuer call feature. At December 31, 2013, of the $18 million (carrying value) in government-sponsored enterprise securities, $9 million were issued by the Federal Home Loan Bank system and the remaining $9 million were issued by the Federal Farm Credit Bank system.

Our $147 million of mortgage-backed securities have all been issued by either Freddie Mac, Fannie Mae, Ginnie Mae, or the Small Business Administration, each of which are government-sponsored corporations. We have no “private label” mortgage-backed securities. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.

At December 31, 2013, our $3.6 million investment in corporate bonds was comprised of the following:

($ in thousands) Issuer	S&P Issuer Ratings	Maturity Date	Amortized Cost	Market Value
First Citizens Bancorp (South Carolina) Bond	Not Rated	4/1/15	$2,999	3,043
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated	6/15/34	1,000	555
Total investment in corporate bonds			$3,999	3,598

We have concluded that the unrealized loss associated with the First Citizens Bancorp trust preferred security is due to liquidity and coupon rate considerations and not due to credit concerns.

Substantially all of our investment in equity securities at each year end was comprised of capital stock in the Federal Home Loan Bank of Atlanta (FHLB). The FHLB requires us to hold their stock as a requirement for membership in the FHLB system. The FHLB also requires us to purchase additional stock when we borrow from them. At December 31, 2013, our investment in capital stock of the FHLB amounted to $3.9 million of our total investment in equity securities of $4.0 million.

The fair value of securities held to maturity, which we carry at amortized cost, was $2.7 million more than the carrying value at December 31, 2013 and $5.4 million more than the carrying value at December 31, 2012. Our $54.0 million in securities held to maturity are comprised almost entirely of municipal bonds issued by state and local governments throughout our market area. We have only two municipal bonds with a denomination of $2 million or greater and we have no significant concentration of bond holdings from one government entity, with the single largest exposure to any one entity being $3.6 million. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

At December 31, 2013, net unrealized losses of $2.0 million were included in the carrying value of securities classified as available for sale. At December 31, 2012 and 2011, net unrealized gains of $3.3 million and $3.9 million, respectively, were included in the carrying value of securities classified as available for sale. During the past three years, interest rates have generally declined, which typically increases the value of our investment securities. However, during the last half of 2013, long-term interest rates began increasing, resulting in losses in our available for sale portfolio. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates and the overall economic environment, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains (losses), net of applicable deferred income taxes, of ($1.2 million), $2.0 million, and $2.4 million have been reported as part of a separate component of shareholders’ equity (accumulated other comprehensive income) as of December 31, 2013, 2012, and 2011, respectively.

The weighted average taxable-equivalent yield for the securities available for sale portfolio was 2.01% at December 31, 2013. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 4.5 years.

The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 5.75% at December 31, 2013. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds and the maturity date for all other securities, was 5.0 years.

The following table provides the names of issuers for which the Company has investment securities totaling in excess of 10% of shareholders’ equity and the fair value and amortized cost of these investments as of December 31, 2013. All of these securities are issued by government sponsored corporations.

($ in thousands)
Issuer	Amortized Cost	Fair Value	% of Shareholders’ Equity
Ginnie Mae	$80,994	80,713	21.7%
Small Business Administration	65,750	64,476	17.3%
Total	$146,744	145,189

Loans

Table 10 provides a summary of the loan portfolio composition of our total loans at each of the past five year ends.

As previously discussed, in our acquisitions of Cooperative Bank and The Bank of Asheville, we entered into loss share agreements with the FDIC, which afford us significant protection from losses on all loans and other real estate acquired in those acquisitions. Because of the loss protection provided by the FDIC, the financial risk of the Cooperative Bank and The Bank of Asheville loans is significantly different from assets not covered under the loss share agreements. Accordingly, we present separately loans subject to the FDIC loss share agreements as “covered loans” and loans that are not subject to the loss share agreements as “non-covered loans.” Table 10a presents a breakout of covered and non-covered loans as of December 31, 2013.

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

In 2013, loans outstanding increased $86.7 million, or 3.6% to $2.5 billion, while in 2012, loans outstanding decreased $53.9 million, or 2.2% to $2.38 billion. In 2013, the increase in loans outstanding was due to improved loan demand in our market areas, the effects of which were partially offset by declines in our covered loan portfolio. In 2012, the decline was due to the previously discussed transfer of $68.2 million in loans to a “loans held for sale” category and a decline of $79 million in our covered loans, which more than offset $93 million in non-covered loan growth.

The majority of our loan portfolio over the years has been real estate mortgage loans, with loans secured by real estate consistently comprising 90% to 91% of our outstanding loan balances. Except for real estate construction, land development and other land loans, the majority of our “real estate” loans are personal and commercial loans where cash flow from the borrower’s occupation or business is the primary repayment source, with the real estate pledged providing a secondary repayment source.

Table 10 indicates that the two types of loans that have had the largest variances in the amount outstanding as a percent of total loans have been construction/land development loans, which have decreased, and commercial real estate loans, which have increased. In 2005 we expanded our branch network to what was then the fast-growing southeast coast of North Carolina, which had a high demand for construction and land development loans and resulted in our construction loan mix peaking to 23% at December 31, 2007. In 2008, due to recessionary conditions, particularly in the new housing market, loan demand for these types of loans weakened and we significantly tightened our loan underwriting criteria for these loans and generally did not seek to originate these types of loans. These same conditions and internal directives continued into 2013, which resulted in declines in our construction and land development loans. Additionally, these types of loans had high default rates during the recession, especially those associated with our failed bank acquisitions, thus causing further reductions in balances. These factors led to the mix of this loan type decreasing from their peak of 23% in 2007 to 12% of our total loans at December 31, 2013. In 2013, in connection with signs of economic recovery and continued stabilization of real estate values, we changed our internal directives to be more receptive to originating construction and land development loans, however with more conservative underwriting standards than existed prior to the recession.

As shown in Table 10, our commercial real estate loans have increased from 27% of our portfolio at December 31, 2009 to 35% at December 31, 2013. In 2011, our percentage of commercial real estate loans increased slightly due to The Bank of Asheville acquisition, as that bank’s primary business had been commercial lending. Since 2011, we have placed emphasis on originating small business loans, which we typically secure with real estate collateral. The emphasis on this type of loan is consistent with our community banking strategy and has also assisted us in growing the types of loans that qualified for a reduction in the dividend rate that we pay on preferred stock issued in connection with our participation in the Small Business Lending Fund.

Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 16% of our accruing loans outstanding at December 31, 2013 mature within one year and 60% of total loans mature within five years. As of December 31, 2013, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 35% and 65%, respectively. We intentionally make a blend of fixed and variable rate loans so as to reduce interest rate risk. The mix of fixed rate loans has steadily increased over the past several years because many borrowers desire to lock in an interest rate during the historically low interest rate environment that has been in effect. While this presents risk to our company if interest rates rise, we measure our interest rate risk closely and, as discussed in the section “Interest Rate Risk” below, we do not believe that an increase in interest rates would materially negatively impact our net interest income.

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

Due largely to the economic downturn that began in late 2007 and continued to worsen over succeeding years, we experienced significant increases in our non-covered nonperforming assets, with total non-covered nonperforming assets rising steadily from $11 million at December 31, 2007 to their peak of $146 million at September 30, 2012.

In order to reduce our level of nonperforming assets and lower our overall risk profile, in the fourth quarter of 2012, we identified approximately $68 million of non-covered higher-risk loans, including both performing and non-performing loans, that we targeted for a sale to a third party investor. Based on an offer to purchase these loans that was received in December 2012, we wrote-down the loans by approximately $38 million to their estimated liquidation value of approximately $30 million and reclassified them as “loans held for sale.” Of the $68 million in loans targeted for sale, approximately $38 million had been classified as nonaccrual loans, $11 million had been classified as accruing troubled debt restructurings and the remaining $19 million performing classified loans. The completion of the sale of these loans occurred in January 2013 with sales proceeds of approximately $30 million being received. In the fourth quarter of 2012, we also recorded write-downs totaling $10.6 million on substantially all of our non-covered foreclosed properties in connection with efforts to accelerate the sale of these assets.

As a result of the above actions, our non-covered nonperforming assets decreased from their peak level of $146 million at September 30, 2012 to $106 million at December 31, 2012, which reflects the write-downs of the loans and foreclosed properties, to $83 million at March 31, 2013, which reflects the completion of the January 2013 loan sale. Since that time, our level of non-covered nonperforming assets has not varied significantly and amounted to $82 million at December 31, 2013. Over the last three quarters of 2013, our nonperforming loans increased by approximately $7 million and our foreclosed properties declined by $8 million as a result of increased sales activity, which was consistent with the intent of the write-downs taken in late 2012. At December 31, 2013, the ratio of non-covered nonperforming assets to total non-covered assets was 2.78% compared to 3.64% and 4.30% at December 31, 2012 and 2011, respectively.

Total covered nonperforming assets have steadily declined during the past two years, amounting to $70.6 million at December 31, 2013 compared to $96.2 million and $141.0 million at December 31, 2012 and 2011, respectively. Within this category, foreclosed real estate has declined to $24.5 million compared to $47.3 million at December 31, 2012 and $85.3 million at December 31, 2011. The Company is experiencing increased property sales activity, particularly along the North Carolina coast, where most of the Company’s covered foreclosed properties are located.

Table 12a presents our nonperforming assets at December 31, 2013 by general geographic region and further segregated into “covered” nonperforming assets and “non-covered” nonperforming assets. The majority of our nonperforming assets are located in the Eastern North Carolina region, which has experienced the most severe effects of the recession of any of our regions.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end, as classified for regulatory purposes:

($ in thousands)	At December 31, 2013 (1)	At December 31, 2012 (1)
Commercial, financial, and agricultural	$5,690	2,946
Real estate – construction, land development, and other land loans	22,688	19,468
Real estate – mortgage – residential (1-4 family) first mortgages	21,751	14,733
Real estate – mortgage – home equity loans/lines of credit	4,081	3,128
Real estate – mortgage – commercial and other	24,568	23,378
Installment loans to individuals	377	2,872
Total nonaccrual loans	$79,155	66,525

(1)	Includes both covered and non-covered loans.

The following segregates our nonaccrual loans at December 31, 2013 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$935	4,755	5,690
Real estate – construction, land development, and other land loans	13,274	9,414	22,688
Real estate – mortgage – residential (1-4 family) first mortgages	9,447	12,304	21,751
Real estate – mortgage – home equity loans/lines of credit	509	3,572	4,081
Real estate – mortgage – commercial and other	13,050	11,518	24,568
Installment loans to individuals	2	375	377
Total nonaccrual loans	$37,217	41,938	79,155

The following segregates our nonaccrual loans at December 31, 2012 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$212	2,734	2,946
Real estate – construction, land development, and other land loans	11,698	7,770	19,468
Real estate – mortgage – residential (1-4 family) first mortgages	9,691	5,042	14,733
Real estate – mortgage – home equity loans/lines of credit	702	2,426	3,128
Real estate – mortgage – commercial and other	11,127	12,251	23,378
Installment loans to individuals	61	2,811	2,872
Total nonaccrual loans	$33,491	33,034	66,525

Among non-covered loans, the tables above indicate that residential first mortgage loans had the most significant variance, increasing from $5.0 million at December 31, 2012 to $12.3 million at December 31, 2013, which was the primary component in the overall increase in non-covered nonaccrual loans over that same period. This rise was caused by increased efforts to work with home borrowers on repayment plans, increased legal delays in the foreclosure process, and continued challenging economic conditions, especially in some of our more rural market areas.

The tables above indicate that covered nonaccrual loans increased from $33.5 million at December 31, 2012 to $37.2 million at December 31, 2013. This increase was due primarily to several large loans that deteriorated during the first quarter of 2013.

Management routinely monitors the status of certain large loans that, in management’s opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above, management believes that an estimated $5 million of non-covered loans and $11 million of covered loans that were performing in accordance with their contractual terms at December 31, 2013 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2013 (see discussion below).

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

We provide additional information regarding the classification status of our loans in tables contained in Note 4 to our consolidated financial statements. As it relates to non-covered loans, those tables indicate that from December 31, 2012 to December 31, 2013, our special mention loans have increased from $61 million to $93 million, our classified accruing loans have increased from $41 million to $79 million and our nonaccrual loans have increased from $33 million to $42 million. We believe these increases are primarily due to recent senior management additions to our credit administration department, who are taking a more conservative approach to assessing loans than had been past practice, as opposed to any significant deterioration in overall loan quality. We also believe that the severity of the loss rate inherent in our classified loans is less than in recent years. In addition, we believe that our allowance for loan losses on non-covered loans, which amounted to $44.3 million, or 1.96% of total non-covered loans, is sufficient to absorb the probable losses inherent in our loan portfolio at December 31, 2013. Accordingly, we do not believe that the increase in our special mention and classified assets is an indicator that our provision for loan losses will be materially higher in 2014 than it was in 2013.

Foreclosed real estate includes primarily foreclosed properties. Non-covered foreclosed real estate amounted to $12.3 million, $26.3 million, and $37.0 million at December 31, 2013, 2012, and 2011, respectively. The decrease in 2013 was the result of strong sales activity during 2013, which was consistent with our strategy implemented in 2012 to accelerate the disposition of foreclosed properties. The decrease in 2012 was due to write-downs of $10.6 million that were recorded in the fourth quarter of 2012. We recorded write-downs on substantially all of our non-covered foreclosed properties in connection with efforts to accelerate the sale of these assets.

At December 31, 2013, 2012 and 2011, we also held $24.5 million, $47.3 million, and $85.3 million, respectively, in foreclosed real estate that is subject to loss share agreements with the FDIC. The decrease in 2013 was due to increased property sales activity, particularly along the North Carolina coast, where most of our covered foreclosed properties are located. The decrease in 2012 was due to a combination of additional write-downs on foreclosed properties due to falling market prices and the actual sale of the foreclosed properties. During 2013, we sold $39 million of covered foreclosed properties, compared to $60 million in 2012 and $37 million in 2011.

The following table presents the detail of our foreclosed real estate at each of the past two year ends:

	At December 31, 2013 (1)	At December 31, 2012 (1)
Vacant land	$19,295	48,838
1-4 family residential properties	7,982	15,808
Commercial real estate	9,471	8,929
Total foreclosed real estate	$36,748	73,575
(1)	Includes both covered and non-covered real estate.

The following segregates our foreclosed real estate at December 31, 2013 into covered and non-covered:

	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$14,043	5,252	19,295
1-4 family residential properties	5,102	2,880	7,982
Commercial real estate	5,352	4,119	9,471
Total foreclosed real estate	$24,497	12,251	36,748

The following segregates our foreclosed real estate at December 31, 2012 into covered and non-covered:

	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$36,742	12,096	48,838
1-4 family residential properties	5,620	10,188	15,808
Commercial real estate	4,928	4,001	8,929
Total foreclosed real estate	$47,290	26,285	73,575

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

The allowance for loan losses amounted to $48.5 million at December 31, 2013, compared to $46.4 million at December 31, 2012, and $41.4 million at December 31, 2011. At December 31, 2013, 2012, and 2011, $4.2 million, $4.8 million, and $5.8 million, respectively, of the allowance for loan losses is attributable to covered loans that have exhibited credit quality deterioration due to lower collateral valuations, while the allowance for loan losses for non-covered loans amounted to $44.3 million, $41.6 million, and $35.6 million, respectively, at those dates. For periods prior to 2010, the entire allowance for loan losses is attributable to non-covered loans.

The ratio of the allowance for non-covered loan losses to non-covered loans was 1.96%, 1.99%, and 1.72%, as of December 31, 2013, 2012, and 2011, respectively.

Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The amount of the unallocated portion of the allowance for loan losses did not vary materially at any of the past three year ends. The allowance for loan losses is available to absorb losses in all categories. Table 13a segregates the allocation of the allowance for loan losses as of December 31, 2013 and 2012 into covered and non-covered categories.

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

Table 14a presents a detailed rollforward of the 2013 and 2012 activity for the allowance for loan losses segregated into covered and non-covered activity.

Net loan charge-offs of non-covered loans amounted to $15.6 million in 2013, $64.0 million in 2012, and $31.2 million in 2011. Net non-covered charge-offs as a percentage of average non-covered loans represented 0.72%, 3.02%, and 1.52% during 2013, 2012, and 2011, respectively. The high amount/ratio in 2012 reflects the impact of the charge-offs we recorded in connection with the planned loan sale discussed earlier, which totaled approximately $37.8 million. The lower amount in 2013 is partially a result of the sale of our highest risk loans, which likely would have resulted in additional charge-offs in 2013, as well as generally lower loss severity rates that are associated with improvements in the economy and real estate prices.

We recorded $12.9 million, $10.7 million, and $18.1 million in net charge-offs of covered loans during 2013, 2012, and 2011, respectively, primarily related to collateral dependent nonaccrual loans for which we received updated appraisals that reflected lower valuations.

Deposits

At December 31, 2013, deposits outstanding amounted to $2.751 billion, a decrease of $70 million from the $2.821 billion at December 31, 2012. During 2013, we experienced strong growth in our noninterest-bearing and interest-bearing checking accounts, and an increase of $57 million in deposits acquired from two branch acquisitions. However, these increases were offset by declines in our higher cost time deposits, including brokered time deposits and internet time deposits. We have been able to lessen our reliance on higher-cost time deposits due to the continued growth in our transaction accounts and cash generated from our FDIC loss-share reimbursements and sales of foreclosed properties.

In 2012, deposits increased from $2.755 billion to $2.821 billion, an increase of $66 million, from December 31, 2011. We experienced significant growth in our noninterest-bearing and interest-bearing checking accounts during 2012. These increases were partially offset by declines in our higher cost time deposits, including brokered time deposits and internet time deposits.

The nature of our deposit growth is illustrated in the table on page 54. The following table reflects the mix of our deposits at each of the past three year ends:

	2013	2012	2011
Noninterest-bearing checking accounts	18%	15%	12%
Interest-bearing checking accounts	20%	18%	15%
Money market deposits	20%	19%	19%
Savings deposits	6%	6%	5%
Brokered deposits	4%	5%	6%
Internet deposits	0%	0%	1%
Time deposits > $100,000 – retail	16%	19%	21%
Time deposits < $100,000 – retail	16%	18%	21%
Total deposits	100%	100%	100%
Securities sold under agreements to repurchase as a percent of total deposits	—	—	1%

Our deposit mix has shifted over the past few years to a heavier concentration in transaction accounts and less concentration in time deposits. The percentages for retail time deposits have declined because of a combination of 1) customers shifting their matured time deposits into checking accounts because of a steadily shrinking gap between the interest rates that the two products pay and 2) because of satisfactory levels of liquidity, we have chosen not to match certain promotional time deposit interest rates being offered by local competitors.

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

In December 2013, we rolled out a new deposit product line-up. In addition to simplifying our product offering, which was a primary goal, other significant changes included the elimination of our free checking account for customers maintaining low account balances and the elimination of paper statement fees and certain overdraft fees. We do not expect these changes to have a material impact on our deposit balances in the short-term. In the long-term, we believe the simplified offering will enhance deposit growth.

Table 15 presents the average amounts of our deposits and the average yield paid for those deposits for the years ended December 31, 2013, 2012, and 2011.

As of December 31, 2013, we held approximately $564.5 million in time deposits of $100,000 or more. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2013. This table shows that 69% of our time deposits greater than $100,000 mature within one year.

At each of the past three year ends, we have no deposits issued through foreign offices, nor do we believe that we held any deposits by foreign depositors.

Borrowings

Our borrowings outstanding totaled $46.4 million at both December 31, 2013 and December 31, 2012, compared to $133.9 million at December 31, 2011. The decrease from 2011 to 2012 was primarily a result of a $65 million prepayment of FHLB borrowings we completed in the fourth quarter 2012 in order to reduce excess liquidity. The prepayment resulted in a penalty of $0.5 million that is included in the line item “other gains (losses), net” in Table 4.

Table 2 shows that average borrowings were $46.4 million in 2013, compared to $119.5 million in 2012 and $122.7 million in 2011.

At December 31, 2013, the Company had three sources of readily available borrowing capacity – 1) an approximately $312 million line of credit with the FHLB, of which none was outstanding at December 31, 2013 or 2012, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2013 or 2012, and 3) an approximately $85 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2013 or 2012.

Our line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio. There were no borrowings under the FHLB line of credit at any month-end during 2013.

In addition to any outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, our borrowing capacity was further reduced by $193 million and $143 million at December 31, 2013 and 2012, respectively, as a result of our pledging letters of credit backed by the FHLB for public deposits at each of those dates.

Our correspondent bank relationship allows us to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased). We had no borrowings under this line at December 31, 2013 or 2012. There were no federal funds purchased outstanding at any month-end during 2013.

We also have a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans). Based on the collateral that we owned as of December 31, 2013, the available line of credit was approximately $85 million. At December 31, 2013 and 2012, we had no borrowings outstanding under this line. There were no FRB borrowings outstanding at any month-end during 2013.

Our outstanding borrowings at December 31, 2013 and 2012 were comprised entirely of $46.4 million in trust preferred security debt. We have initiated three trust preferred security issuances since 2002 totaling $67.0 million, with one of those issuances for $20.6 million being redeemed in 2007. These borrowings each have 30 year final maturities and were structured in a manner that allows them to qualify as capital for regulatory capital adequacy requirements. We may call these debt securities at par on any quarterly interest payment date five years after their issue date. We issued $20.6 million of this debt on October 29, 2002 (which we called in 2007), an additional $20.6 million on December 19, 2003, and $25.8 million on April 13, 2006. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70% for the securities issued in 2003, and three-month LIBOR plus 1.39% for the securities issued in 2006.

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

As noted above, in addition to internally generated liquidity sources, we currently (March 2014) have the ability to obtain borrowings from the following three sources – 1) an approximately $312 million line of credit with the FHLB, 2) a $50 million overnight federal funds line of credit with a correspondent bank, and 3) an approximately $85 million line of credit through the FRB’s discount window.

Our overall liquidity remained relatively unchanged from December 31, 2012 to December 31, 2013. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased from 16.2% at December 31, 2012 to 16.1% at December 31, 2013.

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

Table 18 reflects our contractual obligations and other commercial commitments outstanding as of December 31, 2013. All of our borrowings at December 31, 2013 consisted of trust preferred securities.

In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. The following table presents a summary of our outstanding loan commitments as of December 31, 2013:

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$57	99	156
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	69	187	256
Total	$126	286	412

At December 31, 2013 and 2012, we also had $14.5 million and $12.8 million, respectively, in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is that of a guarantee made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral. Over the past two years, we have had to honor only a few standby letters of credit, which involved insignificant amounts of funds and without any loss to us. We expect any draws under existing commitments to be funded through normal operations.

It has been our experience that deposit withdrawals are generally able to be replaced with new deposits when needed. Based on that assumption, management believes that it can meet its contractual cash obligations and existing commitments from normal operations.

We are not involved in any legal proceedings that, in management’s opinion, are likely to have a material effect on the consolidated financial position of the Company.

Capital Resources and Shareholders’ Equity

Shareholders’ equity at December 31, 2013 amounted to $371.9 million compared to $356.1 million at December 31, 2012 and $345.2 million at December 31, 2011. The two basic components that typically have the largest impact on our shareholders’ equity are net income (loss), which increases (decreases) shareholders’ equity, and dividends declared, which decreases shareholders’ equity. Additionally, any stock issuances can significantly increase shareholders’ equity.

In 2013, the most significant factors that impacted our equity were 1) the $20.7 million net income reported for 2013, which increased equity, 2) common stock dividends declared of $6.3 million, which reduced equity, 3) preferred stock dividends declared of $0.9 million, which reduced equity, and 4) a $3.1 million increase in equity primarily related to unrealized gains experienced in our two pension plans (see Note 12 to the consolidated financial statements), which was offset by a $1.0 million decrease in equity related to unrealized losses in our securities portfolio. See the Consolidated Statements of Shareholders’ Equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.

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

The Company and the Bank must comply with regulatory capital requirements established by the FRB and the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. These capital standards require the Company and the Bank to maintain minimum ratios of “Tier I” capital to total risk-weighted assets (“Tier I Capital Ratio”) and total capital to risk-weighted assets (“Total Capital Ratio”) of 4.00% and 8.00%, respectively. Tier I capital is comprised of total shareholders’ equity, excluding unrealized gains or losses from the securities available for sale, less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

In addition to the risk-based capital requirements described above, the Company and the Bank are subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets (“Leverage Ratio) of 3.00% to 5.00%, depending upon the institution’s composite ratings as determined by its regulators. The FRB has not advised us of any requirement specifically applicable to the Company.

Table 21 presents our regulatory capital ratios as of December 31, 2013, 2012, and 2011. All of our capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank’s classification as “well capitalized.” The specific guidelines are as follows – Tier I Capital Ratio of at least 6.00%, Total Capital Ratio of at least 10.00%, and a Leverage Ratio of at least 5.00%. If a bank falls below “well capitalized” status in any of these three ratios, it must ask for FDIC permission to originate or renew brokered deposits. The Bank’s regulatory ratios exceeded the threshold for “well-capitalized” status at December 31, 2013, 2012, and 2011 – see Note 16 to the consolidated financial statements for a table that presents the Bank’s regulatory ratios.

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

In this economic environment, our goal is to maintain our capital ratios at levels at least 200 basis points higher than the “well-capitalized” thresholds set for banks. At December 31, 2013, our total risk-based capital ratio was 16.80% compared to the 10.00% “well-capitalized” threshold.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 7.46% at December 31, 2013 compared to 6.81% at December 31, 2012.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivatives activities through December 31, 2013 and have no current plans to do so.

Return on Assets and Equity

Table 20 shows return on average assets (net income available to common shareholders divided by average total assets), return on average common equity (net income available to common shareholders divided by average common shareholders’ equity), dividend payout ratio (dividends per share divided by net income per common share) and shareholders’ equity to assets ratio (average total shareholders’ equity divided by average total assets) for each of the years in the three-year period ended December 31, 2013.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 3.81% (realized in 2009) to a high of 4.92% (realized in 2013). During that five year period, the prime rate of interest has consistently remained at 3.25% (which was the rate as of December 31, 2013). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At December 31, 2013, approximately 73% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Table 17 sets forth our interest rate sensitivity analysis as of December 31, 2013, using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by this table, at December 31, 2013, we had $856 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2013 are deposits totaling $1.30 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

In June 2013, the economy began to show signs of improvement and the Federal Reserve suggested that they may lessen their involvement in the economic recovery process in the near future, which could result in a rise in interest rates, especially longer-term interest rates. The marketplace began to anticipate that result and accordingly, longer-term interest rates increased in 2013, while short-term rates have remained stable. For example, from December 31, 2012 to December 31, 2013, the interest rate on three-month Treasury bills remained stable, but the interest rate for seven-year Treasury notes increased by 127 basis points. These increases result in a “steepening” of the yield curve and is a more favorable interest rate environment for many banks, including the Company, because as noted above, short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. However, intense competition for high-quality loans in our market areas has thus far negated the impact of the higher long-term market rates by limiting our ability to charge higher rates on loans, and thus we continue to experience downward pressure on our loan yields and net interest margin.

As it relates to deposits, the Federal Reserve has made no changes to the short term interest rates it sets directly since 2008, and since that time we have been able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as short-term rates are already near zero, it is unlikely that we will be able to continue the trend of reducing our funding costs in the same proportion as experienced in recent years.

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $20.2 million and $16.5 million for 2013 and 2012, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility.

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2014 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin for 2014 will experience some compression. We expect loan yields to continue to trend downwards, while many of our deposit products already have interest rates near zero.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk.”

Table 1 Selected Consolidated Financial Data

($ in thousands, except per share	Year Ended December 31,
and nonfinancial data)	2013	2012	2011	2010	2009
Income Statement Data
Interest income	$147,511	152,520	155,768	159,261	155,991
Interest expense	10,985	17,320	23,565	31,907	48,895
Net interest income	136,526	135,200	132,203	127,354	107,096
Provision for loan losses	30,616	79,672	41,301	54,562	20,186
Net interest income after provision	105,910	55,528	90,902	72,792	86,910
Noninterest income	23,489	1,389	26,216	29,106	89,518
Noninterest expense	96,619	97,275	96,106	86,956	78,551
Income (loss) before income taxes	32,780	(40,358)	21,012	14,942	97,877
Income taxes (benefit)	12,081	(16,952)	7,370	4,960	37,618
Net income (loss)	20,699	(23,406)	13,642	9,982	60,259
Preferred stock dividends	(895)	(2,809)	(3,234)	(3,250)	(3,169)
Accretion of preferred stock discount	—	—	(2,932)	(857)	(803)
Net income (loss) available to common shareholders	19,804	(26,215)	7,476	5,875	56,287

Earnings (loss) per common share – basic	1.01	(1.54)	0.44	0.35	3.38
Earnings (loss) per common share – diluted	0.98	(1.54)	0.44	0.35	3.37
Per Share Data (Common)
Cash dividends declared – common	$0.32	0.32	0.32	0.32	0.32
Market Price
High	17.39	13.40	16.89	16.90	19.00
Low	11.98	7.68	8.05	12.00	6.87
Close	16.62	12.82	11.15	15.31	13.97
Stated book value – common	15.30	14.51	16.66	16.64	16.59
Tangible book value – common	11.81	11.00	12.53	12.45	12.35
Selected Balance Sheet Data (at year end)
Total assets	$3,185,070	3,244,910	3,290,474	3,278,932	3,545,356
Loans – non-covered	2,252,885	2,094,143	2,069,152	2,083,004	2,132,843
Loans – covered	210,309	282,314	361,234	371,128	520,022
Total loans	2,463,194	2,376,457	2,430,386	2,454,132	2,652,865
Allowance for loan losses	48,505	46,402	41,418	49,430	37,343
Intangible assets	68,669	68,943	69,732	70,358	70,948
Deposits	2,751,019	2,821,360	2,755,037	2,652,513	2,933,108
Borrowings	46,394	46,394	133,925	196,870	176,811
Total shareholders’ equity	371,922	356,117	345,150	344,603	342,383
Selected Average Balances
Assets	$3,208,458	3,311,289	3,315,045	3,326,977	3,097,137
Loans – non-covered	2,175,023	2,114,489	2,051,677	2,104,677	2,176,153
Loans – covered	244,656	322,508	410,318	449,724	298,892
Total loans	2,419,679	2,436,997	2,461,995	2,554,401	2,475,045
Earning assets	2,805,112	2,857,541	2,834,938	2,927,815	2,833,167
Deposits	2,779,032	2,809,357	2,758,022	2,807,161	2,549,709
Interest-bearing liabilities	2,380,747	2,553,175	2,606,450	2,655,195	2,497,304
Shareholders’ equity	362,770	345,981	353,588	350,908	313,173
Ratios
Return on average assets	0.62%	(0.79% )	0.23%	0.18%	1.82%
Return on average common equity	6.78%	(9.29% )	2.59%	2.05%	22.55%
Net interest margin (taxable-equivalent basis)	4.92%	4.78%	4.72%	4.39%	3.81%
Tangible common equity to tangible assets	7.46%	6.81%	6.58%	6.52%	5.94%
Loans to deposits at year end	89.54%	84.23%	88.22%	92.52%	90.45%
Allowance for loan losses to total loans	1.97%	1.95%	1.70%	2.01%	1.41%
Allowance for loan losses to total loans – non-covered	1.96%	1.99%	1.72%	1.84%	1.75%
Nonperforming assets to total assets at year end	4.79%	6.24%	8.00%	8.69%	7.27%
Nonperforming assets to total assets – non-covered	2.78%	3.64%	4.30%	4.16%	3.10%
Net charge-offs to average total loans	1.18%	3.06%	2.00%	1.66%	0.49%
Net charge-offs to average total loans – non-covered	0.72%	3.02%	1.52%	1.55%	0.56%
Nonfinancial Data – number of branches	96	97	97	92	91
Nonfinancial Data – number of employees (FTEs)	855	831	830	774	764
72

Table 2 Average Balances and Net Interest Income Analysis

	Year Ended December 31,
	2013			2012			2011
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$2,419,679	5.85%	$141,616	$2,436,997	5.97%	$145,554	$2,461,995	6.00%	$147,652
Taxable securities	175,184	1.95%	3,410	161,064	2.70%	4,352	175,666	3.23%	5,680
Non-taxable securities (3)	54,785	6.22%	3,410	56,625	6.15%	3,485	57,478	6.19%	3,556
Short-term investments, primarily overnight funds	155,464	0.38%	586	202,855	0.32%	656	139,799	0.31%	436
Total interest- earning assets	2,805,112	5.31%	149,022	2,857,541	5.39%	154,047	2,834,938	5.55%	157,324
Cash and due from banks	80,659			64,241			72,628
Bank premises and equipment, net	77,252			73,240			68,930
Other assets	245,435			316,267			338,549
Total assets	$3,208,458			$3,311,289			$3,315,045

Liabilities and Equity
Interest-bearing checking accounts	$530,566	0.09%	$476	$461,380	0.16%	$736	$355,979	0.22%	$776
Money market accounts	560,809	0.16%	900	536,680	0.34%	1,804	508,209	0.53%	2,705
Savings accounts	166,388	0.07%	117	158,014	0.19%	296	152,256	0.48%	731
Time deposits >$100,000	607,028	0.96%	5,825	725,473	1.12%	8,132	771,165	1.31%	10,103
Other time deposits	469,562	0.56%	2,642	550,420	0.82%	4,486	641,078	1.10%	7,036
Total interest-bearing deposits	2,334,353	0.43%	9,960	2,431,967	0.64%	15,454	2,428,687	0.88%	21,351
Securities sold under agreements to repurchase	—	—%	—	1,667	0.24%	4	55,020	0.33%	184
Borrowings	46,394	2.21%	1,025	119,541	1.56%	1,862	122,743	1.65%	2,030
Total interest- bearing liabilities	2,380,747	0.46%	10,985	2,553,175	0.68%	17,320	2,606,450	0.90%	23,565
Noninterest-bearing checking accounts	444,679			377,390			329,335
Other liabilities	20,262			34,743			25,672
Shareholders’ equity	362,770			345,981			353,588
Total liabilities and shareholders’ equity	$3,208,458			$3,311,289			$3,315,045
Net yield on interest- earning assets and net interest income		4.92%	$138,037		4.78%	$136,727		4.72%	$133,759
Interest rate spread		4.85%			4.71%			4.65%

Average prime rate		3.25%			3.25%			3.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees (costs) in the amounts of ($192,900), $111,400, and ($101,500) for 2013, 2012, and 2011, respectively.
(2)	Includes accretion of discount on covered loans of $20,200,000, $16,466,000, and $11,598,000 in 2013, 2012, and 2011, respectively.
(3)	Includes tax-equivalent adjustments of $1,511,000, $1,527,000, and $1,556,000 in 2013, 2012, and 2011, respectively, to reflect the federal and state tax benefit of the tax-exempt securities (using a 39% combined tax rate), reduced by the related nondeductible portion of interest expense.
73

Table 3 Volume and Rate Variance Analysis

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income (tax-equivalent):
Loans	$(1,024)	(2,914)	(3,938)	(1,496)	(602)	(2,098)
Taxable securities	328	(1,270)	(942)	(433)	(895)	(1,328)
Non-taxable securities	(114)	39	(75)	(53)	(18)	(71)
Short-term investments, primarily overnight funds	(166)	96	(70)	200	20	220
Total interest income	(976)	(4,049)	(5,025)	(1,782)	(1,495)	(3,277)

Interest expense:
Interest-bearing checking accounts	86	(346)	(260)	199	(239)	(40)
Money market accounts	60	(964)	(904)	124	(1,025)	(901)
Savings accounts	11	(190)	(179)	19	(454)	(435)
Time deposits >$100,000	(1,232)	(1,075)	(2,307)	(555)	(1,416)	(1,971)
Other time deposits	(557)	(1,287)	(1,844)	(867)	(1,683)	(2,550)
Total interest-bearing deposits	(1,632)	(3,862)	(5,494)	(1,080)	(4,817)	(5,897)
Securities sold under agreements to repurchase	(2)	(2)	(4)	(153)	(27)	(180)
Borrowings	(1,378)	541	(837)	(51)	(117)	(168)
Total interest expense	(3,012)	(3,323)	(6,335)	(1,284)	(4,961)	(6,245)

Net interest income (tax-equivalent)	$2,036	(726)	1,310	(498)	3,466	2,968

Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4 Noninterest Income

	Year Ended December 31,
($ in thousands)	2013	2012	2011

Service charges on deposit accounts	$12,752	11,865	11,981
Other service charges, commissions, and fees	9,318	8,831	8,067
Fees from presold mortgages	2,907	2,378	1,609
Commissions from sales of insurance and financial products	2,132	1,832	1,512
Bank owned life insurance income	1,120	591	45
Total core noninterest income	28,229	25,497	23,214
Gain from acquisition	—	—	10,196
Foreclosed property gains (losses) – non-covered	1,333	(15,325)	(3,355)
Foreclosed property gains (losses) – covered	367	(13,035)	(24,492)
FDIC Indemnification asset income (expense), net	(6,824)	4,077	20,481
Securities gains (losses), net	532	638	74
Other gains (losses), net	(148)	(463)	98
Total	$23,489	1,389	26,216

Table 5 Noninterest Expenses

	Year Ended December 31,
($ in thousands)	2013	2012	2011

Salaries	$45,120	41,336	39,822
Employee benefits	9,644	12,007	11,616
Total personnel expense	54,764	53,343	51,438
Occupancy expense	7,123	6,954	6,574
Equipment related expenses	4,364	4,800	4,326
Amortization of intangible assets	860	897	902
Acquisition expenses	—	—	636
FDIC insurance expense	2,618	2,678	3,008
Stationery and supplies	2,078	2,240	2,867
Telephone	1,489	1,683	2,127
Outside consultants	2,460	1,916	1,842
Legal and audit	1,204	1,722	1,595
Repossession and collection expenses – non-covered	2,216	3,107	3,492
Repossession and collection expenses – covered, net of FDIC reimbursement and rental income	726	1,642	1,968
Non-credit losses	426	1,171	1,276
Severance expenses	1,895	500	—
Other operating expenses	14,396	14,622	14,055
Total	$96,619	97,275	96,106

Table 6 Income Taxes

($ in thousands)		2013	2012	2011

Current	- Federal	$9,812	(8,401)	9,204
	- State	(467)	(43)	2,094
Deferred	- Federal	168	(5,914)	(3,234)
	- State	2,568	(2,594)	(694)
Total tax expense (benefit)		$12,081	(16,952)	7,370

Effective tax rate		36.9%	42.0%	35.1%

Table 7 Distribution of Assets and Liabilities

	As of December 31,
	2013	2012	2011
Assets
Interest-earning assets
Net loans	76%	72%	73%
Securities available for sale	6	5	6
Securities held to maturity	2	2	2
Short term investments	4	5	4
Total interest-earning assets	88	84	85

Noninterest-earning assets
Cash and due from banks	3	3	2
Loans held for sale	—	1	—
Premises and equipment	2	2	2
FDIC indemnification asset	2	3	4
Intangible assets	2	2	2
Foreclosed real estate	1	2	4
Bank-owned life insurance	1	1	—
Other assets	1	2	1
Total assets	100%	100%	100%

Liabilities and shareholders’ equity
Noninterest-bearing checking accounts	15%	13%	10%
Interest-bearing checking accounts	18	16	13
Money market accounts	17	17	16
Savings accounts	5	5	4
Time deposits of $100,000 or more	18	20	23
Other time deposits	13	16	18
Total deposits	86	87	84
Securities sold under agreements to repurchase	—	—	1
Borrowings	1	1	4
Accrued expenses and other liabilities	1	1	1
Total liabilities	88	89	90

Shareholders’ equity	12	11	10
Total liabilities and shareholders’ equity	100%	100%	100%

Table 8 Securities Portfolio Composition

	As of December 31,
($ in thousands)	2013	2012	2011
Securities available for sale:
Government-sponsored enterprise securities	$18,245	11,596	34,665
Mortgage-backed securities	147,187	146,926	124,105
Corporate bonds	3,598	3,813	12,488
Equity securities	4,011	5,017	11,368
Total securities available for sale	173,041	167,352	182,626

Securities held to maturity:
State and local governments	53,995	56,064	57,988
Total securities held to maturity	53,995	56,064	57,988

Total securities	$227,036	223,416	240,614

Average total securities during year	$229,969	217,689	233,144

Table 9 Securities Portfolio Maturity Schedule

	As of December 31,
	2013
($ in thousands)	Book Value	Fair Value	Book Yield (1)
Securities available for sale:

Government-sponsored enterprise securities
Due after one but within five years	$14,500	14,369	1.13%
Due after five but within ten years	3,932	3,876	2.07%
Total	18,432	18,245	1.33%

Mortgage-backed securities (2)
Due within one year	357	366	3.74%
Due after one but within five years	72,158	71,902	1.90%
Due after five but within ten years	72,837	71,504	1.92%
Due after ten years	3,294	3,415	4.66%
Total	148,646	147,187	1.97%

Corporate debt securities
Due after one but within five years	2,999	3,043	6.82%
Due after ten years	1,000	555	2.49%
Total	3,999	3,598	5.74%

Equity securities	3,984	4,011	2.76%

Total securities available for sale
Due within one year	357	366	3.74%
Due after one but within five years	89,657	89,314	1.94%
Due after five but within ten years	76,769	75,380	1.92%
Due after ten years	4,294	3,970	4.16%
Equity securities	3,984	4,011	2.76%
Total	$175,061	173,041	2.01%

Securities held to maturity:

State and local governments
Due after one but within five years	$5,422	5,822	5.94%
Due after five but within ten years	35,346	37,153	5.70%
Due after ten years	13,227	13,725	5.81%
Total securities held to maturity	$53,995	56,700	5.75%
(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 39% tax rate.
(2)	Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.

Table 10 Loan Portfolio Composition

	As of December 31,
	2013		2012		2011		2010		2009
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$168,469	7%	$160,790	7%	$162,099	7%	$155,016	6%	$173,611	7%
Real estate – construction, land development & other land loans	305,246	12%	298,458	13%	363,079	15%	437,700	18%	551,714	21%
Real estate – mortgage – residential (1-4 family) first mortgages	838,862	34%	815,281	34%	805,542	33%	802,658	33%	849,875	32%
Real estate – mortgage – home equity loans / lines of credit	227,907	9%	238,925	10%	256,509	11%	263,529	11%	270,054	10%
Real estate – mortgage – commercial and other	855,249	35%	789,746	33%	762,895	31%	710,337	29%	718,723	27%
Installment loans to individuals	66,533	3%	71,933	3%	78,982	3%	83,919	3%	88,514	3%
Loans, gross	2,462,266	100%	2,375,133	100%	2,429,106	100%	2,453,159	100%	2,652,491	100%
Unamortized net deferred loan costs	928		1,324		1,280		973		374
Total loans (1)	$2,463,194		$2,376,457		$2,430,386		$2,454,132		$2,652,865

(1)	Excludes loans held for sale at December 31, 2012

Table 10a Loan Portfolio Composition – Covered versus Non-covered

	As of December 31, 2013
	Covered Loans (Carrying Value)		Non-covered Loans		Total Loans		Unpaid Principal Balance of Covered Loans	Carrying Value of Covered Loans as a Percent of the Unpaid Balance
($ in thousands)	Amount	% of Covered Loans	Amount	% of Non- covered Loans	Amount	% of Total Loans	Amount	Percentage
Commercial, financial, and agricultural	$4,274	2%	$164,195	7%	$168,469	7%	$5,404	79%
Real estate – construction, land development & other land loans	31,834	15%	273,412	12%	305,246	12%	48,356	66%
Real estate – mortgage – residential (1-4 family) first mortgages	108,150	52%	730,712	32%	838,862	34%	128,382	84%
Real estate – mortgage – home equity loans / lines of credit	14,891	7%	213,016	10%	227,907	9%	18,339	81%
Real estate – mortgage – commercial and other	50,628	24%	804,621	36%	855,249	35%	66,672	76%
Installment loans to individuals	532	0%	66,001	3%	66,533	3%	607	88%
Loans, gross	210,309	100%	2,251,957	100%	2,462,266	100%	$267,760	79%
Unamortized net deferred loan costs	—		928		928
Total loans	$210,309		$2,252,885		$2,463,194

See Note 4 to the Consolidated Financial Statements for tables showing breakout of covered loans versus non-covered loans at December 31, 2012.

Table 11 Loan Maturities

	As of December 31, 2013
	Due within one year		Due after one year but within five years		Due after five years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$45,735	5.11%	$24,534	5.31%	$413	5.25%	$70,682	5.18%
Real estate – construction only	40,401	5.30%	1,970	5.52%	1,408	5.30%	43,779	5.31%
Real estate – all other mortgage	107,851	5.25%	246,278	5.22%	139,177	4.09%	493,306	4.90%
Real estate – home equity loans/ line of credit	5,000	5.01%	19,629	4.28%	180,221	4.19%	204,850	4.22%
Consumer, primarily installment loans to individuals	155	5.62%	12,290	8.30%	13,214	5.00%	25,659	6.58%
Total at variable rates	199,142	5.22%	304,701	5.29%	334,433	4.19%	838,276	4.83%

Fixed Rate Loans:
Commercial, financial, and agricultural	22,680	5.01%	56,153	5.54%	17,274	3.68%	96,107	5.08%
Real estate – construction only	30,199	4.88%	3,208	4.88%	18,893	4.16%	52,300	4.62%
Real estate – all other mortgage	126,813	5.86%	652,673	5.37%	580,789	4.43%	1,360,275	5.02%
Consumer, primarily installment loans to individuals	7,200	6.74%	22,975	7.19%	6,906	12.28%	37,081	8.05%
Total at fixed rates	186,892	5.63%	735,009	5.44%	623,862	4.49%	1,545,763	5.08%

Subtotal	386,034	5.42%	1,039,710	5.40%	958,295	4.39%	2,384,039	4.99%
Nonaccrual loans	79,155		—		—		79,155
Total loans	$465,189		$1,039,710		$958,295		$2,463,194

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Table 12 Nonperforming Assets

	As of December 31,
($ in thousands)	2013	2012	2011	2010	2009

Non-covered nonperforming assets
Nonaccrual loans	$41,938	33,034	73,566	62,326	62,206
Restructured loans - accruing	27,776	24,848	11,720	33,677	21,283
Accruing loans >90 days past due	—	—	—	—	—
Total non-covered nonperforming loans	69,714	57,882	85,286	96,003	83,489
Nonperforming loans held for sale	—	21,938	—	—	—
Foreclosed real estate	12,251	26,285	37,023	21,081	8,793
Total non-covered nonperforming assets	$81,965	106,105	122,309	117,084	92,282

Covered nonperforming assets (1)
Nonaccrual loans (2)	$37,217	33,491	41,472	58,466	117,916
Restructured loans - accruing	8,909	15,465	14,218	14,359	—
Accruing loans >90 days past due	—	—	—	—	—
Total covered nonperforming loans	46,126	48,956	55,690	72,825	117,916
Foreclosed real estate	24,497	47,290	85,272	94,891	47,430
Total covered nonperforming assets	$70,623	96,246	140,962	167,716	165,346

Total nonperforming assets	$152,588	202,351	263,271	284,800	257,628

Asset Quality Ratios – All Assets
Nonperforming loans to total loans	4.70%	4.50%	5.80%	6.88%	7.59%
Nonperforming assets to total loans and foreclosed real estate	6.10%	8.26%	10.31%	11.08%	9.51%
Nonperforming assets to total assets	4.79%	6.24%	8.00%	8.69%	7.27%

Asset Quality Ratios – Based on Non-covered Assets only
Non-covered nonperforming loans to non-covered loans	3.09%	2.76%	4.12%	4.61%	3.91%
Non-covered nonperforming assets to non-covered loans and non-covered foreclosed real estate	3.62%	5.00%	5.81%	5.56%	4.31%
Non-covered nonperforming assets to total non-covered assets	2.78%	3.64%	4.30%	4.16%	3.10%

(1) Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.

(2) At December 31, 2013, 2012 and 2011, the contractual balance of the nonaccrual loans covered by the FDIC loss share agreement was $60.4 million, $64.4 million and $69.0 million, respectively.

Table 12a Nonperforming Assets by Geographical Region

	As of December 31, 2013
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$37,829	9,026	46,855	$562,000	8.3%
Triangle Region (NC)	—	22,859	22,859	767,000	3.0%
Triad Region (NC)	—	16,401	16,401	379,000	4.3%
Charlotte Region (NC)	—	2,400	2,400	99,000	2.4%
Southern Piedmont Region (NC)	2,117	5,887	8,004	242,000	3.3%
Western Region (NC)	5,891	—	5,891	56,000	10.5%
South Carolina Region	289	4,959	5,248	112,000	4.7%
Virginia Region	—	8,182	8,182	234,000	3.5%
Other	—	—	—	12,000	0.0%
Total nonaccrual loans and troubled debt restructurings	$46,126	69,714	115,840	$2,463,000	4.7%

Foreclosed Real Estate (1)
Eastern Region (NC)	$17,152	1,726	18,878
Triangle Region (NC)	—	3,436	3,436
Triad Region (NC)	—	3,645	3,645
Charlotte Region (NC)	—	877	877
Southern Piedmont Region (NC)	—	1,278	1,278
Western Region (NC)	7,327	—	7,327
South Carolina Region	18	689	707
Virginia Region	—	183	183
Other	—	417	417
Total foreclosed real estate	$24,497	12,251	36,748

(1)	The counties comprising each region are as follows:

Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Onslow, Carteret, Tyrrell

Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake

Triad North Carolina Region - Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly

Charlotte North Carolina Region - Iredell, Cabarrus, Rowan, Mecklenburg

Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus

Western North Carolina Region - Buncombe

South Carolina Region - Chesterfield, Dillon, Florence, Horry

Virginia Region – Wythe, Washington, Montgomery, Pulaski, Roanoke

Table 13 Allocation of the Allowance for Loan Losses

	As of December 31,
($ in thousands)	2013	2012	2011	2010	2009

Commercial, financial, and agricultural	$8,635	4,855	4,443	5,154	4,995
Real estate – construction, land development	14,064	14,103	14,268	20,065	9,286
Real estate – residential, commercial, home equity, multifamily	24,439	24,554	20,818	22,077	20,845
Installment loans to individuals	1,519	1,942	1,873	1,960	1,606
Total allocated	48,657	45,454	41,402	49,256	36,732
Unallocated	(152)	948	16	174	611
Total	$48,505	46,402	41,418	49,430	37,343

Table 13a Allocation of the Allowance for Loan Losses – Covered versus Non-covered

	As of December 31, 2013			As of December 31, 2012
($ in thousands)	Covered	Non-covered	Total	Covered	Non-covered	Total

Commercial, financial, and agricultural	$1,203	7,432	8,635	168	4,687	4,855
Real estate – construction, land development	1,098	12,966	14,064	1,247	12,856	14,103
Real estate – residential, commercial, home equity, multifamily	1,935	22,504	24,439	3,341	21,213	24,554
Installment loans to individuals	6	1,513	1,519	3	1,939	1,942
Total allocated	4,242	44,415	48,657	4,759	40,695	45,454
Unallocated	—	(152)	(152)	—	948	948
Total	$4,242	44,263	48,505	4,759	41,643	46,402

Table 14 Loan Loss and Recovery Experience

As of December 31,
($ in thousands)	2013	2012	2011	2010	2009

Loans outstanding at end of year	$2,463,194	2,376,457	2,430,386	2,454,132	2,652,865
Average amount of loans outstanding	$2,419,679	2,436,997	2,461,995	2,554,401	2,475,045

Allowance for loan losses, at beginning of year	$46,402	41,418	49,430	37,343	29,256
Provision for loan losses	30,616	79,672	41,301	54,562	20,186
77,018	121,090	90,731	91,905	49,442
Loans charged off: (1)
Commercial, financial, and agricultural	(4,667)	(5,000)	(2,358)	(4,481)	(2,143)
Real estate – construction, land development & other land loans	(10,582)	(28,613)	(25,604)	(22,665)	(1,716)
Real estate – mortgage – residential (1-4 family) first mortgages	(4,764)	(15,490)	(12,045)	(6,032)	(4,617)
Real estate – mortgage – home equity loans / lines of credit	(3,143)	(5,921)	(3,195)	(4,973)	(1,824)
Real estate – mortgage – commercial and other	(7,027)	(20,317)	(7,180)	(2,916)	(516)
Installment loans to individuals	(2,253)	(1,932)	(1,600)	(2,499)	(1,973)
Total charge-offs	(32,436)	(77,273)	(51,982)	(43,566)	(12,789)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	198	152	314	61	18
Real estate – construction, land development & other land loans	777	1,281	919	113	9
Real estate – mortgage – residential (1-4 family) first mortgages	595	91	492	357	184
Real estate – mortgage – home equity loans / lines of credit	199	440	375	131	66
Real estate – mortgage – commercial and other	1,531	318	119	33	129
Installment loans to individuals	623	303	450	396	284
Total recoveries	3,923	2,585	2,669	1,091	690
Net charge-offs	(28,513)	(74,688)	(49,313)	(42,475)	(12,099)
Allowance for loan losses, at end of year	$48,505	46,402	41,418	49,430	37,343

Ratios:
Net charge-offs as a percent of average loans	1.18%	3.06%	2.00%	1.66%	0.49%
Allowance for loan losses as a percent of loans at end of year	1.97%	1.95%	1.70%	2.01%	1.41%
Allowance for loan losses as a multiple of net charge-offs	1.70	x	0.62	x	0.84	x	1.16	x	3.09	x
Provision for loan losses as a percent of net charge-offs	107.38%	106.67%	83.75%	128.46%	166.84%
Recoveries of loans previously charged-off as a percent of loans charged-off	12.09%	3.35%	5.13%	2.50%	5.40%

(1)	In the table above, for the period ended December 31, 2012, loan charge-offs include $37.8 million in charge-offs related to loans that the Company held for sale as of year-end (and subsequently sold in January 2013). The remaining balance of $30.4 million after the charge-offs were recorded was classified as “Loans held for sale” on the Company’s consolidated balance sheet at December 31, 2012.

Table 14a - Loan Loss and Recovery Experience – Covered versus Non-covered

As of December 31, 2013	As of December 31, 2012
($ in thousands)	Covered	Non-covered	Total	Covered	Non-covered (1)	Total

Loans outstanding at end of year	$210,309	2,252,885	2,463,194	282,314	2,094,143	2,376,457
Average amount of loans outstanding	$244,656	2,175,023	2,419,679	322,508	2,114,489	2,436,997

Allowance for loan losses, at beginning of year	$4,759	41,643	46,402	5,808	35,610	41,418
Provision for loan losses	12,350	18,266	30,616	9,679	69,993	79,672
17,109	59,909	77,018	15,487	105,603	121,090
Loans charged off:
Commercial, financial, and agricultural	(290)	(4,377)	(4,667)	(39)	(4,961)	(5,000)
Real estate – construction, land development & other land loans	(6,629)	(3,953)	(10,582)	(7,352)	(21,261)	(28,613)
Real estate – mortgage – residential (1-4 family) first mortgages	(1,890)	(2,874)	(4,764)	(1,091)	(14,399)	(15,490)
Real estate – mortgage – home equity loans / lines of credit	(1,517)	(1,626)	(3,143)	(462)	(5,459)	(5,921)
Real estate – mortgage – commercial and other	(2,662)	(4,365)	(7,027)	(1,632)	(18,685)	(20,317)
Installment loans to individuals	(65)	(2,188)	(2,253)	(152)	(1,780)	(1,932)
Total charge-offs	(13,053)	(19,383)	(32,436)	(10,728)	(66,545)	(77,273)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	—	198	198	—	152	152
Real estate – construction, land development & other land loans	69	708	777	—	1,281	1,281
Real estate – mortgage – residential (1-4 family) first mortgages	—	595	595	—	91	91
Real estate – mortgage – home equity loans / lines of credit	—	199	199	—	440	440
Real estate – mortgage – commercial and other	117	1,414	1,531	—	318	318
Installment loans to individuals	—	623	623	—	303	303
Total recoveries	186	3,737	3,923	—	2,585	2,585
Net charge-offs	(12,867)	(15,646)	(28,513)	(10,728)	(63,960)	(74,688)
Allowance for loan losses, at end of year	$4,242	44,263	48,505	4,759	41,643	46,402

Ratios:
Net charge-offs as a percent of average loans	5.26%	0.72%	1.18%	3.33%	3.02%	3.06%
Allowance for loan losses as a percent of loans at end of year	2.02%	1.96%	1.97%	1.69%	1.99%	1.95%
Allowance for loan losses as a multiple of net charge-offs	0.33x	2.83	x	1.70x	0.44x	0.65x	0.62x
Provision for loan losses as a percent of net charge-offs	95.98%	116.75%	107.38%	90.22%	109.43%	106.67%
Recoveries of loans previously charged-off as a percent of loans charged-off	1.42%	19.28%	12.09%	0%	3.88%	3.35%

(1)	In the table above, for the period ended December 31, 2012, non-covered loan charge-offs include $37.8 million in charge-offs related to loans that the Company held for sale as of year-end (and subsequently sold in January 2013). The remaining balance of $30.4 million after the charge-offs were recorded was classified as “Loans held for sale” on the Company’s consolidated balance sheet at December 31, 2012.

Table 15 Average Deposits

	Year Ended December 31,
	2013		2012		2011
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Interest-bearing checking accounts	$530,566	0.09%	$461,380	0.16%	$355,979	0.22%
Money market accounts	560,809	0.16%	536,680	0.34%	508,209	0.53%
Savings accounts	166,388	0.07%	158,014	0.19%	152,256	0.48%
Time deposits >$100,000	607,028	0.96%	725,473	1.12%	771,165	1.31%
Other time deposits	469,562	0.56%	550,420	0.82%	641,078	1.10%
Total interest-bearing deposits	2,334,353	0.43%	2,431,967	0.64%	2,428,687	0.88%
Noninterest-bearing checking accounts	444,679	—	377,390	—	329,335	—
Total deposits	$2,779,032	0.36%	$2,809,357	0.55%	$2,758,022	0.77%

Table 16 Maturities of Time Deposits of $100,000 or More

	As of December 31, 2013
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Time deposits of $100,000 or more	$125,449	96,405	167,396	175,277	564,527

Table 17 Interest Rate Sensitivity Analysis

	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2013
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total

Earning assets:
Loans (1)	$870,497	133,602	1,004,099	1,459,095	2,463,194
Securities available for sale	38,900	21,194	60,094	112,947	173,041
Securities held to maturity	100	—	100	53,895	53,995
Short-term investments	144,815	—	144,815	—	144,815
Total earning assets	$1,054,312	154,796	1,209,108	1,625,937	2,835,045

Percent of total earning assets	37.19%	5.46%	42.65%	57.35%	100.00%
Cumulative percent of total earning assets	37.19%	42.65%	42.65%	100.00%	100.00%

Interest-bearing liabilities:
Interest-bearing checking accounts	$557,413	—	557,413	—	557,413
Money market accounts	551,335	—	551,335	—	551,335
Savings accounts	169,023	—	169,023	—	169,023
Time deposits of $100,000 or more	125,449	263,801	389,250	175,277	564,527
Other time deposits	140,297	211,473	351,770	74,301	426,071
Borrowings	46,394	—	46,394	—	46,394
Total interest-bearing liabilities	$1,589,911	475,274	2,065,185	249,578	2,314,763

Percent of total interest-bearing liabilities	68.69%	20.53%	89.22%	10.78%	100.00%
Cumulative percent of total interest- bearing liabilities	68.69%	89.22%	89.22%	100.00%	100.00%

Interest sensitivity gap	$(535,599)	(320,478)	(856,077)	1,376,359	520,282
Cumulative interest sensitivity gap	(535,599)	(856,077)	(856,077)	520,282	520,282
Cumulative interest sensitivity gap as a percent of total earning assets	(18.89% )	(30.20% )	(30.20% )	18.35%	18.35%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	66.31%	58.55%	58.55%	122.48%	122.48%

(1) The three months or less category for loans includes $579,657 in adjustable rate loans that have reached their contractual rate floors. Thus, the interest rates on these loans will not decrease any further. For the majority of these loans, it will take an increase in prime rate of at least 100 basis points before the loans will reprice higher.

(2) Securities available for sale include government-sponsored enterprise securities, mortgage-backed securities, corporate bonds, and equity securities. Mortgage-backed principal is assumed to reprice equally over the average life of the underlying security. All other securities are assumed to reprice based on maturity date or call date.

Table 18 Contractual Obligations and Other Commercial Commitments

	Payments Due by Period ($ in thousands)
Contractual Obligations As of December 31, 2013	Total	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$46,394	—	—	—	46,394
Operating leases	4,406	958	1,349	939	1,160
Total contractual cash obligations, excluding deposits	50,800	958	1,349	939	47,554

Deposits	2,751,019	2,500,440	197,638	50,550	2,391
Total contractual cash obligations, including deposits	$2,801,819	2,501,398	198,987	51,489	49,945

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments As of December 31, 2013	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit cards	$33,203	16,601	16,602	—	—
Lines of credit and loan commitments	379,118	180,635	16,361	24,219	157,903
Standby letters of credit	14,498	14,001	495	2	—
Total commercial commitments	$426,819	211,237	33,458	24,221	157,903

Table 19 Market Risk Sensitive Instruments

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2013 Occurring in Indicated Year
($ in thousands)	2014	2015	2016	2017	2018	Beyond	Total	Average Interest Rate	Estimated Fair Value

Due from banks, interest-bearing	$136,644	—	—	—	—	—	136,644	0.25%	$136,644
Federal fund sold	2,749	—	—	—	—	—	2,749	0.25%	2,749
Presold mortgages in process of settlement	5,422	—	—	—	—	—	5,422	4.17%	5,422
Debt Securities - at amortized cost (1) (2)	33,205	34,980	33,857	40,180	32,315	50,535	225,072	2.89%	225,730
Loans – fixed (3) (4)	186,915	96,192	136,501	195,700	306,563	623,892	1,545,763	5.08%	1,523,404
Loans – adjustable (3) (4)	199,141	80,544	89,824	69,241	64,981	334,545	838,276	4.83%	798,780
Total	$564,076	211,716	260,182	305,121	403,859	1,008,972	2,753,926	4.58%	$2,692,729

Interest-bearing checking accounts	$557,413	—	—	—	—	—	557,413	0.06%	$557,413
Money market accounts	551,335	—	—	—	—	—	551,335	0.11%	551,335
Savings accounts	169,023	—	—	—	—	—	169,023	0.05%	169,023
Time deposits	740,020	118,124	79,513	32,302	18,248	2,391	990,598	0.67%	991,954
Borrowings – adjustable	—	—	—	—	—	46,394	46,394	2.22%	34,795
Total	$2,017,791	118,124	79,513	32,302	18,248	48,785	2,314,763	0.37%	$2,304,520

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 39% tax rate.
(2)	Securities with call dates within 12 months of December 31, 2013 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)	Excludes nonaccrual loans.
(4)	Loans are shown in the period of their contractual maturity.

Table 20 Return on Assets and Common Equity

	For the Year Ended December 31,
	2013	2012		2011

Return on average assets	0.62%	(0.79%	)	0.23%
Return on average common equity	6.78%	(9.29%	)	2.59%
Dividend payout ratio – common shares	31.68%	n/m*		72.73%
Average shareholders’ equity to average assets	11.31%	10.45%		10.67%

*n/m = not meaningful

Table 21 Risk-Based and Leverage Capital Ratios

	As of December 31,
($ in thousands)	2013	2012	2011

Risk-Based and Leverage Capital
Tier I capital:
Shareholders’ equity	$371,922	356,117	345,150
Trust preferred securities eligible for Tier I capital treatment	45,000	45,000	45,000
Intangible assets	(68,669)	(68,943)	(69,732)
Accumulated other comprehensive income adjustments	(1,900)	176	8,682
Total Tier I leverage capital	346,353	332,350	329,100

Tier II capital:
Allowable allowance for loan losses	28,127	27,204	26,790
Tier II capital additions	28,127	27,204	26,790
Total risk-based capital	$374,480	359,554	355,890

Total risk weighted assets	$2,229,776	2,157,146	2,128,565

Adjusted fourth quarter average assets	3,099,007	3,245,490	3,222,762

Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.53%	15.41%	15.46%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.79%	16.67%	16.72%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	11.18%	10.24%	10.21%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Table 22 Quarterly Financial Summary (Unaudited)

	2013				2012
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest income, taxable equivalent	$37,976	36,708	38,877	35,461	39,822	39,065	37,841	37,319
Interest expense	2,314	2,601	2,902	3,168	3,760	4,216	4,503	4,841
Net interest income, taxable equivalent	35,662	34,107	35,975	32,293	36,062	34,849	33,338	32,478
Taxable equivalent, adjustment	386	380	373	372	377	376	387	387
Net interest income	35,276	33,727	35,602	31,921	35,685	34,473	32,951	32,091
Provision for loan losses	8,896	4,980	5,591	11,149	44,577	7,073	6,467	21,555
Net interest income (loss) after provision for losses	26,380	28,747	30,011	20,772	(8,892)	27,400	26,484	10,536
Noninterest income	6,286	5,608	4,487	7,108	(8,533)	2,803	1,770	5,349
Noninterest expense	23,935	23,704	25,756	23,224	25,795	23,657	23,448	24,375
Income (loss) before income taxes	8,731	10,651	8,742	4,656	(43,220)	6,546	4,806	(8,490)
Income taxes (benefit)	3,053	4,318	3,154	1,556	(17,283)	2,123	1,516	(3,308)
Net income (loss)	5,678	6,333	5,588	3,100	(25,937)	4,423	3,290	(5,182)
Preferred stock dividends and accretion	(217)	(216)	(217)	(245)	(532)	(688)	(829)	(760)
Net income (loss) available to common shareholders	5,461	6,117	5,371	2,855	(26,469)	3,735	2,461	(5,942)

Per Common Share Data
Earnings (loss) per common share – basic	$0.28	0.31	0.27	0.15	(1.53)	0.22	0.15	(0.35)
Earnings (loss) per common share – diluted	0.27	0.30	0.27	0.14	(1.53)	0.22	0.15	(0.35)
Cash dividends declared	0.08	0.08	0.08	0.08	0.08	0.08	0.08	0.08
Market Price
High	17.39	16.45	15.57	13.99	13.40	11.75	11.49	11.84
Low	13.55	12.33	11.98	12.25	9.52	7.68	8.48	9.44
Close	16.62	14.45	14.10	13.49	12.82	11.53	8.89	10.93
Stated book value - common	15.30	14.84	14.70	14.56	14.51	16.42	16.29	16.23
Tangible book value - common	11.81	11.33	11.19	11.04	11.00	12.35	12.21	12.13

Selected Average Balances
Assets	$3,167,640	3,192,954	3,244,775	3,228,463	3,314,433	3,314,887	3,313,764	3,302,072
Loans	2,453,186	2,433,632	2,409,037	2,382,861	2,446,096	2,432,528	2,438,471	2,430,893
Earning assets	2,807,461	2,795,071	2,827,171	2,790,745	2,864,243	2,855,083	2,863,866	2,846,972
Deposits	2,732,721	2,761,915	2,818,247	2,803,245	2,823,856	2,822,388	2,811,673	2,779,511
Interest-bearing liabilities	2,308,387	2,351,409	2,423,297	2,439,895	2,520,361	2,550,689	2,572,379	2,569,271
Shareholders’ equity	367,081	363,413	361,224	359,362	349,371	344,007	342,352	348,194

Ratios (annualized where applicable)
Return on average assets	0.68%	0.76%	0.66%	0.36%	(3.18% )	0.45%	0.30%	(0.72% )
Return on average common equity	7.31%	8.29%	7.42%	4.01%	(36.95% )	5.30%	3.55%	(8.39% )
Equity to assets at end of period	11.68%	11.43%	11.09%	10.89%	10.97%	10.32%	10.22%	10.14%
Tangible equity to tangible assets at end of period	9.73%	9.47%	9.16%	8.96%	9.04%	8.41%	8.31%	8.23%
Tangible common equity to tangible assets at end of period	7.46%	7.19%	6.93%	6.76%	6.81%	6.46%	6.36%	6.29%
Average loans to average deposits	89.77%	88.11%	85.48%	85.00%	86.62%	86.19%	86.73%	87.46%
Average earning assets to interest-bearing liabilities	121.62%	118.87%	116.67%	114.38%	113.64%	111.93%	111.33%	110.81%
Net interest margin	5.04%	4.84%	5.10%	4.69%	5.01%	4.86%	4.68%	4.59%
Allowance for loan losses to gross loans	1.97%	1.95%	2.09%	2.08%	1.95%	2.03%	2.19%	2.17%
Nonperforming loans as a percent of total loans	4.70%	5.00%	4.97%	5.22%	4.50%	6.70%	6.27%	5.57%
Nonperforming loans as a percent of total loans – non-covered	3.09%	3.09%	2.91%	2.97%	2.76%	5.05%	4.47%	3.83%
Nonperforming assets as a percent of total assets	4.79%	5.25%	5.18%	5.35%	6.24%	7.82%	7.86%	7.56%
Nonperforming assets as a percent of total assets – non-covered	2.78%	2.86%	2.66%	2.79%	3.64%	4.93%	4.51%	4.02%
Net charge-offs as a percent of average total loans	1.31%	1.33%	0.75%	1.32%	7.76%	1.80%	0.96%	1.68%
Net charge-offs as a percent of average total loans – non-covered	0.74%	0.87%	0.74%	0.51%	8.09%	1.57%	0.79%	1.49%

Item 8. Financial Statements and Supplementary Data

First Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

($ in thousands)	2013	2012
Assets
Cash and due from banks, noninterest-bearing	$83,881	96,588
Due from banks, interest-bearing	136,644	144,919
Federal funds sold	2,749	—
Total cash and cash equivalents	223,274	241,507

Securities available for sale	173,041	167,352
Securities held to maturity (fair values of $56,700 in 2013 and $61,496 in 2012)	53,995	56,064

Presold mortgages in process of settlement	5,422	8,490

Loans – non-covered	2,252,885	2,094,143
Loans – covered by FDIC loss share agreement	210,309	282,314
Total loans	2,463,194	2,376,457
Allowance for loan losses – non-covered	(44,263)	(41,643)
Allowance for loan losses – covered	(4,242)	(4,759)
Total allowance for loan losses	(48,505)	(46,402)
Net loans	2,414,689	2,330,055

Loans held for sale	―	30,393
Premises and equipment	77,448	74,371
Accrued interest receivable	9,649	10,201
FDIC indemnification asset	48,622	102,559
Goodwill	65,835	65,835
Other intangible assets	2,834	3,108
Foreclosed real estate – non-covered	12,251	26,285
Foreclosed real estate – covered	24,497	47,290
Bank-owned life insurance	44,040	27,857
Other assets	29,473	53,543
Total assets	$3,185,070	3,244,910

Liabilities
Deposits: Noninterest-bearing checking accounts	$482,650	413,195
Interest-bearing checking accounts	557,413	519,573
Money market accounts	551,335	556,354
Savings accounts	169,023	158,578
Time deposits of $100,000 or more	564,527	664,330
Other time deposits	426,071	509,330
Total deposits	2,751,019	2,821,360
Borrowings	46,394	46,394
Accrued interest payable	879	1,299
Other liabilities	14,856	19,740
Total liabilities	2,813,148	2,888,793

Commitments and contingencies (see Note 13)

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: 63,500 in 2013 and 2012	63,500	63,500
Series C, convertible, issued & outstanding: 728,706 in 2013 and 2012	7,287	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 19,679,659 shares in 2013 and 19,669,302 shares in 2012	132,099	131,877
Retained earnings	167,136	153,629
Accumulated other comprehensive income (loss)	1,900	(176)
Total shareholders’ equity	371,922	356,117
Total liabilities and shareholders’ equity	$3,185,070	3,244,910

See accompanying notes to consolidated financial statements. 91

First Bancorp and Subsidiaries

Consolidated Statements of Income (Loss)

Years Ended December 31, 2013, 2012 and 2011

($ in thousands, except per share data)	2013	2012	2011
Interest Income
Interest and fees on loans	$141,616	145,554	147,652
Interest on investment securities:
Taxable interest income	3,410	4,352	5,680
Tax-exempt interest income	1,899	1,958	2,000
Other, principally overnight investments	586	656	436
Total interest income	147,511	152,520	155,768

Interest Expense
Savings, checking and money market accounts	1,493	2,836	4,212
Time deposits of $100,000 or more	5,825	8,132	10,103
Other time deposits	2,642	4,486	7,036
Securities sold under agreements to repurchase	—	4	184
Borrowings	1,025	1,862	2,030
Total interest expense	10,985	17,320	23,565

Net interest income	136,526	135,200	132,203
Provision for loan losses – non-covered	18,266	69,993	28,525
Provision for loan losses – covered	12,350	9,679	12,776
Total provision for loan losses	30,616	79,672	41,301
Net interest income after provision for loan losses	105,910	55,528	90,902

Noninterest Income
Service charges on deposit accounts	12,752	11,865	11,981
Other service charges, commissions and fees	9,318	8,831	8,067
Fees from presold mortgage loans	2,907	2,378	1,609
Commissions from sales of insurance and financial products	2,132	1,832	1,512
Bank-owned life insurance income	1,120	591	45
Gain from acquisition	—	—	10,196
Foreclosed property gains (losses) – non-covered	1,333	(15,325)	(3,355)
Foreclosed property gains (losses) – covered	367	(13,035)	(24,492)
FDIC indemnification asset income (expense), net	(6,824)	4,077	20,481
Securities gains	532	638	74
Other gains (losses)	(148)	(463)	98
Total noninterest income	23,489	1,389	26,216

Noninterest Expenses
Salaries	45,120	41,336	39,822
Employee benefits	9,644	12,007	11,616
Total personnel expense	54,764	53,343	51,438
Occupancy expense	7,123	6,954	6,574
Equipment related expenses	4,364	4,800	4,326
Intangibles amortization	860	897	902
Acquisition expenses	—	—	636
Other operating expenses	29,508	31,281	32,230
Total noninterest expenses	96,619	97,275	96,106

Income (loss) before income taxes	32,780	(40,358)	21,012
Income tax expense (benefit)	12,081	(16,952)	7,370

Net income (loss)	20,699	(23,406)	13,642

Preferred stock dividends	(895)	(2,809)	(3,234)
Accretion of preferred stock discount	—	—	(2,932)

Net income (loss) available to common shareholders	$19,804	(26,215)	7,476

Earnings (loss) per common share: Basic	$1.01	(1.54)	0.44
Earnings (loss) per common share: Diluted	0.98	(1.54)	0.44

Dividends declared per common share	$0.32	0.32	0.32

Weighted average common shares outstanding:
Basic	19,675,597	17,049,513	16,856,072
Diluted	20,404,303	17,049,513	16,883,244

See accompanying notes to consolidated financial statements. 92

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2013, 2012 and 2011

($ in thousands)	2013	2012	2011

Net income (loss)	$20,699	(23,406)	13,642
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(4,779)	32	1,492
Tax (expense) benefit	1,865	(12)	(583)
Reclassification to realized gains	(532)	(638)	(74)
Tax expense	207	249	29
Postretirement plans:
Net gain (loss) arising during period	8,765	13,975	(7,798)
Tax (expense) benefit	(3,419)	(5,542)	3,080
Amortization of unrecognized net actuarial (gain) loss	(51)	545	393
Tax expense (benefit)	20	(212)	(155)
Amortization of prior service cost and transition obligation	—	179	32
Tax expense	—	(70)	(13)
Other comprehensive income (loss)	2,076	8,506	(3,597)
Comprehensive income (loss)	$22,775	(14,900)	10,045

See accompanying notes to consolidated financial statements. 93

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2013, 2012 and 2011

	Preferred	Preferred Stock	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
(In thousands)	Stock	Discount	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2011	$65,000	(2,932)	16,801	$104,207	183,413	(5,085)	344,603

Net income					13,642		13,642
Preferred stock redeemed (Series A)	(65,000)						(65,000)
Preferred stock issued (Series B)	63,500						63,500
Common stock issued under stock option plans			2	30			30
Common stock issued into dividend reinvestment plan			71	851			851
Repurchases of common stock			(20)	(228)			(228)
Repurchase of outstanding common stock warrants				(924)			(924)
Cash dividends declared ($0.32 per share)					(5,398)		(5,398)
Preferred dividends					(3,234)		(3,234)
Accretion of preferred stock discount		2,932			(2,932)		—
Stock-based compensation			56	905			905
Other comprehensive (loss)						(3,597)	(3,597)

Balances, December 31, 2011	63,500	—	16,910	104,841	185,491	(8,682)	345,150

Net income (loss)					(23,406)		(23,406)
Preferred stock issued (Series C)	7,287						7,287
Common stock issued			2,656	26,392			26,392
Common stock issued into dividend reinvestment plan			31	335			335
Repurchases of common stock			—	(2)			(2)
Cash dividends declared ($0.32 per share)					(5,647)		(5,647)
Preferred dividends					(2,809)		(2,809)
Stock-based compensation			72	311			311
Other comprehensive income						8,506	8,506

Balances, December 31, 2012	70,787	—	19,669	131,877	153,629	(176)	356,117

Net income					20,699		20,699
Cash dividends declared ($0.32 per share)					(6,297)		(6,297)
Preferred dividends					(895)		(895)
Stock-based compensation			11	222			222
Other comprehensive income						2,076	2,076

Balances, December 31, 2013	$70,787	—	19,680	$132,099	167,136	1,900	371,922

See accompanying notes to consolidated financial statements. 94

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

($ in thousands)	2013	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$20,699	(23,406)	13,642
Reconciliation of net income (loss) to net cash provided by operating activities:
Provision for loan losses	30,616	79,672	41,301
Net security premium amortization	2,667	1,917	1,373
Purchase accounting accretion and amortization, net	(19,843)	(16,117)	(11,628)
Gain from acquisition	—	—	(10,196)
Foreclosed property (gains) losses and write-downs, net	(1,700)	28,360	27,847
Gain on securities available for sale	(532)	(638)	(74)
Other losses (gains)	148	463	(143)
Decrease (increase) in net deferred loan costs	396	(44)	(307)
Depreciation of premises and equipment	4,623	4,557	4,388
Stock-based compensation expense	222	311	905
Amortization of intangible assets	860	897	902
Originations of presold mortgages in process of settlement	(103,877)	(96,750)	(76,095)
Proceeds from sales of presold mortgages in process of settlement	106,787	94,350	73,967
Decrease in accrued interest receivable	552	1,578	1,800
Decrease (increase) in other assets	26,564	(29,952)	(30,096)
Decrease in accrued interest payable	(447)	(577)	(210)
Increase (decrease) in other liabilities	4,145	(2,940)	(330)
Net cash provided by operating activities	71,880	41,681	37,046

Cash Flows From Investing Activities
Purchases of securities available for sale	(65,733)	(92,058)	(75,689)
Purchases of securities held to maturity	—	—	(4,332)
Proceeds from sales of securities available for sale	12,908	9,641	2,518
Proceeds from maturities/issuer calls of securities available for sale	39,921	96,040	75,615
Proceeds from maturities/issuer calls of securities held to maturity	1,837	1,690	1,053
Purchase of bank-owned life insurance	(15,000)	(25,000)	—
Net (increase) decrease in loans	(101,444)	(89,718)	11,912
Proceeds from FDIC loss share agreements	49,572	29,796	69,339
Proceeds from sales of foreclosed real estate	60,564	74,972	43,414
Purchases of premises and equipment	(6,293)	(8,953)	(6,606)
Proceeds from loans held for sale	30,393	—	—
Net cash received in acquisition	38,315	9,312	54,037
Net cash provided by investing activities	45,040	5,722	171,261

Cash Flows From Financing Activities
Net increase (decrease) in deposits and repurchase agreements	(127,646)	39,888	(127,253)
Repayments of borrowings, net	—	(87,500)	(66,881)
Cash dividends paid – common stock	(6,297)	(5,426)	(5,390)
Cash dividends paid – preferred stock	(1,210)	(3,037)	(2,847)
Proceeds from issuance of preferred stock	—	7,287	63,500
Proceeds from issuance of common stock	—	26,727	881
Redemption of preferred stock	—	—	(65,000)
Repurchase of common stock	—	(2)	(228)
Repurchase of common stock warrants	—	—	(924)
Net cash used by financing activities	(135,153)	(22,063)	(204,142)

Increase (Decrease) in Cash and Cash Equivalents	(18,233)	25,340	4,165
Cash and Cash Equivalents, Beginning of Year	241,507	216,167	212,002

Cash and Cash Equivalents, End of Year	$223,274	241,507	216,167

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$11,405	17,893	23,775
Cash paid during the period for income taxes	1,082	14,292	14,893
Non-cash investing and financing transactions:
Foreclosed loans transferred to foreclosed real estate	22,037	53,521	76,242
Loans transferred to loans held-for-sale (at liquidation value)	—	30,393	—
Unrealized gain (loss) on securities available for sale, net of taxes	(3,240)	(369)	864

See accompanying notes to consolidated financial statements. 95

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

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

The Company is a bank holding company. The principal activity of the Company is the ownership and operation of the Bank, a state chartered bank with its main office in Southern Pines, North Carolina. The Company is also the parent company for a series of statutory trusts that were formed at various times since 2002 for the purpose of issuing trust preferred debt securities. The trusts are not consolidated for financial reporting purposes; however, notes issued by the Company to the trusts in return for the proceeds from the issuance of the trust preferred securities are included in the consolidated financial statements and have terms that are substantially the same as the corresponding trust preferred securities. The trust preferred securities qualify as capital for regulatory capital adequacy requirements. First Bank Insurance is an agent for property and casualty insurance policies. First Troy SPE, LLC was formed in order to hold and dispose of certain real estate foreclosed upon by the Bank.

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

A loan is placed on nonaccrual status when, in management’s judgment, the collection of interest appears doubtful. The accrual of interest is discontinued on all loans that become 90 days or more past due with respect to principal or interest. The past due status of loans is based on the contractual payment terms. While a loan is on nonaccrual status, the Company’s policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. Loans are removed from nonaccrual status when they become current as to both principal and interest, when concern no longer exists as to the collectability of principal or interest, and generally six months of satisfactory payment performance. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms. The nonaccrual policy discussed above applies to all loan classifications.

A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured using either 1) an estimate of the cash flows that the Company expects to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral. Unless restructured, while a loan is considered to be impaired, the Company’s policy is that interest accrual is discontinued and all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. Impaired loans that are restructured are returned to accruing status in accordance with the restructured terms if the Company believes that the borrower will be able to meet the obligations of the restructured loan terms, and the loan has provided generally six months of satisfactory payment performance. The impairment policy discussed above applies to all loan classifications.

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

Periodically, the Company originates commercial loans and decides to sell them in the secondary market. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2013 or 2012.

As of December 31, 2012, the Company held $30.4 million in loans classified as held for sale because the Company had solicited and received bids to sell approximately $68 million of loans to an unaffiliated third-party investor, and it was the Company’s intent to accept one of the offers received. As of December 31, 2012, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans are carried at their liquidation value based on the bid received that the Company accepted, with the remaining difference of approximately $37.6 million being charged-off through the allowance for loan losses. The completion of the loan sale occurred in January 2013 with the proceeds received being substantially the same as the amount held for sale at December 31, 2012.

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

(h) Foreclosed Real Estate - Foreclosed real estate consists primarily of real estate acquired by the Company through legal foreclosure or deed in lieu of foreclosure. The property is initially carried at the lower of cost (generally the loan balance plus additional costs incurred for improvements to the property) or the estimated fair value of the property less estimated selling costs (also see Note 14). If there are subsequent declines in fair value, which is reviewed routinely by management, the property is written down to its fair value through a charge to expense. Capital expenditures made to improve the property are capitalized. Costs of holding real estate, such as property taxes, insurance and maintenance, less related revenues during the holding period, are recorded as expense. In December 2012, the Company recorded a write-down of $10.6 million related to its non-covered foreclosed properties. This write-down reduced the carrying value of these properties by approximately 29% beyond their standard carrying value as described above. This write down was recorded because of management’s intent to dispose of these properties in an expedited manner and accept sales prices lower than normal practice.

(i) FDIC Indemnification Asset – The FDIC indemnification asset relates to loss share agreements with the FDIC, whereby the FDIC has agreed to reimburse to the Company a percentage of the losses related to loans and other real estate that the Company assumed in the acquisition of two failed banks. This indemnification asset is measured separately from the loan portfolio and other real estate because it is not contractually embedded in the loans and is not transferable with the loans should the Company choose to dispose of them. The carrying value of this receivable at each period end is the sum of:  1) actual claims that have been submitted to the FDIC for reimbursement that have not yet been received and 2) the Company’s estimated amount of loan and other real estate losses covered by the agreements multiplied by the FDIC reimbursement percentage.  At December 31, 2013 and 2012, the amount of loss claims that had been incurred but not yet reimbursed by the FDIC was $12.6 million and $33.0 million, respectively.

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

At December 31, 2013 and 2012, the Company’s investments in limited partnerships, LLCs and other privately held companies totaled $2.3 million and $2.4 million, respectively, and were included in other assets.

(n) Stock Option Plan - At December 31, 2013, the Company had three equity-based employee compensation plans, which are described more fully in Note 15. The Company accounts for these plans under the recognition and measurement principles of relevant accounting guidance.

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

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Years Ended December 31,
	2013			2012			2011
($ in thousands, except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income (loss) available to common shareholders	$19,804	19,675,597	$1.01	$(26,215)	17,049,513	$(1.54)	$7,476	16,856,072	$0.44

Effect of dilutive securities	233	728,706		—	—		—	27,172

Diluted EPS per common share	$20,037	20,404,303	$0.98	$(26,215)	17,049,513	$(1.54)	$7,476	16,883,244	$0.44

For the year ended December 31, 2013, there were 388,813 options that were anti-dilutive because the exercise price exceeded the average market price for the year, and thus are not included in the calculation to determine the effect of dilutive securities. Also, for the year ended December 31, 2013, the Company excluded 75,000 options that had an exercise price below the average market price for the year, but had performance vesting requirements that the Company has concluded are not probable to vest. For the year ended December 31, 2012, all potentially dilutive common stock issuances were disregarded for the purpose of calculating diluted earnings per common share because the Company recorded a net loss and their impact would have been anti-dilutive. For the year ended December 31, 2011, there were 396,669 options that were anti-dilutive because the exercise price exceeded the average market price for the year, and thus are not included in the calculation to determine the effect of dilutive securities.

In addition, the warrant for 616,308 shares issued to the Treasury in 2009 and repurchased by the Company in 2011 was anti-dilutive during 2011 – see Note 19 for additional information.

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

Deposits - The fair value of deposits with no stated maturity, such as noninterest-bearing checking accounts, savings accounts, interest-bearing checking accounts, and money market accounts, is equal to the amount payable on demand as of the valuation date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered in the marketplace for deposits of similar remaining maturities .

Borrowings - The fair value of borrowings is based on a review of the fair value of similar debt that is traded in the open markets.

Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2013 and 2012, the Company’s off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include net premises and equipment, intangible assets and other assets such as foreclosed properties, deferred income taxes, prepaid expense accounts, income taxes currently payable and other various accrued expenses. In addition, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

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

(r) Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity during a period for non-owner transactions and is divided into net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Unrealized gain (loss) on securities available for sale	$(2,021)	3,290	3,896
Deferred tax asset (liability)	789	(1,283)	(1,520)
Net unrealized gain (loss) on securities available for sale	(1,232)	2,007	2,376

Additional pension asset (liability)	5,135	(3,579)	(18,278)
Deferred tax asset (liability)	(2,003)	1,396	7,220
Net additional pension asset (liability)	3,132	(2,183)	(11,058)

Total accumulated other comprehensive income (loss)	$1,900	(176)	(8,682)

The following table discloses the changes in accumulated other comprehensive income (loss) for the year ended December 31, 2013 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2013	$2,007	(2,183)	(176)
Other comprehensive income (loss) before reclassifications	(3,239)	—	(3,239)
Amounts reclassified from accumulated other comprehensive income	—	5,315	5,315
Net current-period other comprehensive income (loss)	(3,239)	5,315	2,076

Ending balance at December 31, 2013	$(1,232)	3,132	1,900

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

(t) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2013 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously presented, nor did they materially impact trends in financial information.

(u) Recent Accounting Pronouncements - In June 2011, the Financial Accounting Standards Board (FASB) amended the Comprehensive Income topic. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company commencing on January 1, 2012 and were consistent with the way the Company had been presenting other comprehensive income. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

In July 2012, the Intangibles Topic was further amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinite-lived intangible assets are impaired. If it is determined to be more likely than not that indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The amendments did not have a material effect on the Company’s financial statements.

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

In January 2014, the FASB amended the Investments—Equity Method and Joint Ventures topic to address accounting for investments in qualified affordable housing projects. If certain conditions are met, the amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizing the net investment performance in the income statement as a component of income tax expense (benefit). If those conditions are not met, the investment should be accounted for as an equity method investment or a cost method investment in accordance with existing accounting guidance. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014 and should be applied retrospectively for all periods presented. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2014, the FASB amended the Receivables – Troubled Debt Restructurings by Creditors subtopic to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Acquisitions

The Company completed the acquisitions described below in 2011, 2012, and 2013. The results of each acquired company/branch are included in the Company’s results beginning on its respective acquisition date.

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

An acquisition gain totaling $10.2 million resulted from the acquisition and is included as a component of noninterest income in the statement of income (loss). The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

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

(3) On March 22, 2013, the Company completed the purchase of two branches from Four Oaks Bank & Trust Company located in Southern Pines and Rockingham, North Carolina. The Company acquired $57 million in deposits and $16 million in loans in the acquisition. The Company purchased the Rockingham branch building, but did not purchase the Southern Pines branch building and instead transferred the acquired accounts to one of the Company’s nearby existing branches. The primary reason for this acquisition was to increase the Company’s presence in existing market areas. The Company paid a deposit premium for the branches of approximately $586,000, which is the amount of the identifiable intangible asset associated with the fair value of the core deposit base. The intangible asset is being amortized as expense on a straight-line basis over a seven year period. The operations of the two branches are included in the accompanying Consolidated Statements of Income (Loss) beginning on the acquisition date of March 22, 2013. Historical pro forma information is not presented due to the immateriality of the transaction.

Note 3. Securities

The book values and approximate fair values of investment securities at December 31, 2013 and 2012 are summarized as follows:

	2013				2012
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$18,432	18,245	32	(219)	11,500	11,596	96	—
Mortgage-backed securities	148,646	147,187	1,415	(2,874)	143,539	146,926	3,717	(330)
Corporate bonds	3,999	3,598	44	(445)	3,998	3,813	75	(260)
Equity securities	3,984	4,011	40	(13)	5,026	5,017	16	(25)
Total available for sale	$175,061	173,041	1,531	(3,551)	164,063	167,352	3,904	(615)

Securities held to maturity:
State and local governments	$53,995	56,700	2,709	(4)	56,064	61,496	5,432	—

Included in mortgage-backed securities at December 31, 2013 were collateralized mortgage obligations with an amortized cost of $192,000 and a fair value of $200,000. Included in mortgage-backed securities at December 31, 2012 were collateralized mortgage obligations with an amortized cost of $381,000 and a fair value of $396,000. All of the Company’s mortgage-backed securities, including the collateralized mortgage obligations, were issued by government-sponsored corporations.

The Company owned Federal Home Loan Bank (FHLB) stock with a cost and fair value of $3,894,000 at December 31, 2013 and $4,934,000 at December 31, 2012, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB (see Note 10 for additional discussion). The investment in this stock is a requirement for membership in the FHLB system. Periodically the FHLB recalculates the Company’s required level of holdings, and the Company either buys more stock or the FHLB redeems a portion of the stock at cost.

The following table presents information regarding securities with unrealized losses at December 31, 2013:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$12,212	219	—	—	12,212	219
Mortgage-backed securities	64,937	1,675	17,979	1,199	82,916	2,874
Corporate bonds	—	—	555	445	555	445
Equity securities	—	—	22	13	22	13
State and local governments	992	4	—	—	992	4
Total temporarily impaired securities	$78,141	1,898	18,556	1,657	96,697	3,555

The following table presents information regarding securities with unrealized losses at December 31, 2012:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	—	—	—	—
Mortgage-backed securities	26,330	330	—	—	26,330	330
Corporate bonds	—	—	740	260	740	260
Equity securities	—	—	30	25	30	25
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$26,330	330	770	285	27,100	615

In the above tables, all of the non-equity securities that were in an unrealized loss position at December 31, 2013 and 2012 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

At December 31, 2013, the Company’s $3.6 million investment in corporate bonds was comprised of the following:

($ in thousands) Issuer	S&P Issuer Ratings	Maturity Date	Amortized Cost	Market Value
First Citizens Bancorp (South Carolina) Bond	Not Rated	4/1/15	$2,999	3,043
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated	6/15/34	1,000	555
Total investment in corporate bonds			$3,999	3,598

The Company has concluded that each of the equity securities in an unrealized loss position at December 31, 2013 and 2012 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $3,894,000 and $4,934,000 at December 31, 2013 and 2012, respectively, which was the Federal Home Loan Bank stock discussed above. The Company determined that none of its cost-method investments were impaired at either year end.

The book values and approximate fair values of investment securities at December 31, 2013, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	$—	—
Due after one year but within five years	17,499	17,412	5,422	5,822
Due after five years but within ten years	3,932	3,876	35,346	37,153
Due after ten years	1,000	555	13,227	13,725
Mortgage-backed securities	148,646	147,187	—	—
Total debt securities	171,077	169,030	53,995	56,700

Equity securities	3,984	4,011	—	—
Total securities	$175,061	173,041	$53,995	56,700

At December 31, 2013 and 2012, investment securities with carrying values of $79,838,000 and $78,519,000, respectively, were pledged as collateral for public deposits.

The Company recorded $12,908,000, $9,641,000, and $2,518,000 in sales of securities in 2013, 2012, and 2011, respectively, which resulted in net gains of $525,000, $439,000, and $8,000 in 2013, 2012, and 2011, respectively. During the twelve months ended December 31, 2013, 2012, and 2011, the Company recorded net gains of $7,000, $200,000, and $71,000 respectively, related to the call of several municipal and corporate bond securities. Also, during the twelve months ended December 31, 2013, 2012, and 2011, the Company recorded net losses of $0, $1,000, and $5,000 respectively, related to write-downs of the Company's equity portfolio.

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

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	December 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$168,469	7%	$160,790	7%
Real estate – construction, land development & other land loans	305,246	12%	298,458	13%
Real estate – mortgage – residential (1-4 family) first mortgages	838,862	34%	815,281	34%
Real estate – mortgage – home equity loans / lines of credit	227,907	9%	238,925	10%
Real estate – mortgage – commercial and other	855,249	35%	789,746	33%
Installment loans to individuals	66,533	3%	71,933	3%
Subtotal	2,462,266	100%	2,375,133	100%
Unamortized net deferred loan costs	928		1,324
Total loans	$2,463,194		$2,376,457

As of December 31, 2013 and 2012, net loans include an unamortized premium of $98,000 and $485,000, respectively, related to acquired loans.

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

Loans in the amount of $1.8 billion were pledged as collateral for certain borrowings as of both December 31, 2013 and December 31, 2012 (see Note 10).

The loans above also include loans to executive officers and directors serving the Company at December 31, 2013 and to their associates, totaling approximately $5.9 million and $6.1 million at December 31, 2013 and 2012, respectively. During 2013, additions to such loans were approximately $0.9 million and repayments totaled approximately $1.1 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	December 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$164,195	7%	$155,273	7%
Real estate – construction, land development & other land loans	273,412	12%	251,569	12%
Real estate – mortgage – residential (1-4 family) first mortgages	730,712	32%	679,401	33%
Real estate – mortgage – home equity loans / lines of credit	213,016	10%	219,443	11%
Real estate – mortgage – commercial and other	804,621	36%	715,973	34%
Installment loans to individuals	66,001	3%	71,160	3%
Subtotal	2,251,957	100%	2,092,819	100%
Unamortized net deferred loan costs	928		1,324
Total non-covered loans	$2,252,885		$2,094,143

The carrying amount of the covered loans at December 31, 2013 consisted of impaired and nonimpaired purchased loans (as determined on the date of acquisition), as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$75	136	4,199	5,268	4,274	5,404
Real estate – construction, land development & other land loans	325	564	31,509	47,792	31,834	48,356
Real estate – mortgage – residential (1-4 family) first mortgages	575	1,500	107,575	126,882	108,150	128,382
Real estate – mortgage – home equity loans / lines of credit	14	21	14,877	18,318	14,891	18,339
Real estate – mortgage – commercial and other	2,153	4,042	48,475	62,630	50,628	66,672
Installment loans to individuals	—	—	532	607	532	607
Total	$3,142	6,263	207,167	261,497	210,309	267,760

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

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2011	$353,370
Principal repayments	(51,582)
Transfers to foreclosed real estate	(30,181)
Loan charge-offs	(10,584)
Accretion of loan discount	16,466
Carrying amount of nonimpaired covered loans at December 31, 2012	277,489
Principal repayments	(63,588)
Transfers to foreclosed real estate	(13,977)
Loan charge-offs	(12,957)
Accretion of loan discount	20,200
Carrying amount of nonimpaired covered loans at December 31, 2013	$207,167

As reflected in the table above, the Company accreted $20,200,000 and $16,466,000 of the loan discount on purchased nonimpaired loans into interest income during 2013 and 2012, respectively. As of December 31, 2013, there was remaining loan discount of $31,569,000 related to purchased accruing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the estimate lives of the respective loans, which are generally consistent with the terms of the respective loss share agreements. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to 80% of the loan discount accretion, which reduces noninterest income. At December 31, 2013, the Company also had $8,038,000 of loan discount related to purchased nonperforming loans. It is not expected that a significant amount of this discount will be accreted, as it represents estimated losses on these loans. An additional $15,797,000 in partial charge-offs have been recorded on purchased loans outstanding at December 31, 2013.

The following table presents information regarding all purchased impaired loans since December 31, 2011, substantially all of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2011	$18,316	9,532	8,784
Change due to payments received	(355)	44	(399)
Transfer to foreclosed real estate	(7,636)	(3,487)	(4,149)
Change due to loan charge-off	(359)	(531)	172
Other	(1,151)	(1,568)	417
Balance at December 31, 2012	8,815	3,990	4,825
Change due to payments received	(301)	(31)	(270)
Transfer to foreclosed real estate	(2,100)	(784)	(1,316)
Change due to loan charge-off	(150)	(54)	(96)
Other	(1)	—	(1)
Balance at December 31, 2013	$6,263	3,121	3,142

Each of the purchased impaired loans is on nonaccrual status and considered to be impaired. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During 2013 and 2012, the Company received $62,000 and $0, respectively, in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in the loan discount accretion amount discussed previously.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	December 31, 2013	December 31, 2012

Non-covered nonperforming assets
Nonaccrual loans	$41,938	33,034
Restructured loans – accruing	27,776	24,848
Accruing loans > 90 days past due	—	—
Total non-covered nonperforming loans	69,714	57,882
Nonperforming loans held for sale	—	21,938
Foreclosed real estate	12,251	26,285
Total non-covered nonperforming assets	$81,965	106,105

Covered nonperforming assets
Nonaccrual loans (1)	$37,217	33,491
Restructured loans – accruing	8,909	15,465
Accruing loans > 90 days past due	—	—
Total covered nonperforming loans	46,126	48,956
Foreclosed real estate	24,497	47,290
Total covered nonperforming assets	$70,623	96,246

Total nonperforming assets	$152,588	202,351

(1) At December 31, 2013 and December 31, 2012, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $60.4 million and $64.4 million, respectively.

If the nonaccrual and restructured loans as of December 31, 2013, 2012 and 2011 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $5,262,000, $7,689,000, and $8,724,000 for nonaccrual loans and $2,674,000, $2,392,000, and $1,873,000 for restructured loans would have been recorded for 2013, 2012, and 2011, respectively. Interest income on such loans that was actually collected and included in net income in 2013, 2012 and 2011 amounted to approximately $1,414,000, $2,824,000, and $2,578,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $1,681,000, $1,179,000, and $1,351,000 for restructured loans, respectively. At December 31, 2013 and 2012, we had no commitments to lend additional funds to debtors whose loans were nonperforming.

The remaining tables in this note present information derived from the Company’s allowance for loan loss model. Relevant accounting guidance requires certain disclosures to be disaggregated based on how the Company develops its allowance for loan losses and manages its credit exposure. This model combines loan types in a different manner than the tables previously presented.

The following table presents the Company’s nonaccrual loans as of December 31, 2013.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$222	38	260
Commercial – secured	2,662	114	2,776
Secured by inventory and accounts receivable	545	782	1,327

Real estate – construction, land development & other land loans	8,055	13,502	21,557

Real estate – residential, farmland and multi-family	17,814	12,344	30,158

Real estate – home equity lines of credit	2,200	335	2,535

Real estate – commercial	10,115	10,099	20,214

Consumer	325	3	328
Total	$41,938	37,217	79,155

The following table presents the Company’s nonaccrual loans as of December 31, 2012.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$307	150	457
Commercial - secured	2,398	3	2,401
Secured by inventory and accounts receivable	17	59	76

Real estate – construction, land development & other land loans	6,354	11,698	18,052

Real estate – residential, farmland and multi-family	9,629	10,712	20,341

Real estate – home equity lines of credit	1,622	465	2,087

Real estate - commercial	9,885	10,342	20,227

Consumer	2,822	62	2,884
Total	$33,034	33,491	66,525

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2013.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$347	94	222	36,352	37,015
Commercial - secured	1,233	462	2,662	117,923	122,280
Secured by inventory and accounts receivable	438	767	545	19,426	21,176

Real estate – construction, land development & other land loans	2,304	1,391	8,055	232,920	244,670

Real estate – residential, farmland, and multi-family	11,682	2,631	17,814	837,260	869,387

Real estate – home equity lines of credit	1,465	305	2,200	194,157	198,127

Real estate - commercial	3,196	214	10,115	696,081	709,606

Consumer	494	187	325	48,690	49,696
Total non-covered	$21,159	6,051	41,938	2,182,809	2,251,957
Unamortized net deferred loan costs					928
Total non-covered loans					$2,252,885

Covered loans	$5,179	768	37,217	167,145	210,309

Total loans	$26,338	6,819	79,155	2,349,954	2,463,194

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2013.

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2012.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$91	10	307	35,278	35,686
Commercial - secured	1,020	220	2,398	110,074	113,712
Secured by inventory and accounts receivable	52	4	17	21,270	21,343

Real estate – construction, land development & other land loans	490	263	6,354	211,001	218,108

Real estate – residential, farmland, and multi-family	9,673	2,553	9,629	797,584	819,439

Real estate – home equity lines of credit	976	320	1,622	197,962	200,880

Real estate - commercial	4,326	1,131	9,885	612,598	627,940

Consumer	462	219	2,822	52,208	55,711
Total non-covered	$17,090	4,720	33,034	2,037,975	2,092,819
Unamortized net deferred loan costs					1,324
Total non-covered loans					$2,094,143

Covered loans	$6,564	3,417	33,491	238,842	282,314

Total loans	$23,654	8,137	66,525	2,276,817	2,376,457

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2012.

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2013.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2013

Beginning balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643
Charge-offs	(4,418)	(2,739)	(3,732)	(1,314)	(4,346)	(2,174)	(660)	(19,383)
Recoveries	299	743	753	87	1,381	474	—	3,737
Provisions	6,864	2,106	4,039	1,181	3,242	1,274	(440)	18,266
Ending balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263

Ending balances as of December 31, 2013: Allowance for loan losses

Individually evaluated for impairment	$202	544	1,162	1	649	1	—	2,559

Collectively evaluated for impairment	$7,230	12,422	13,980	1,837	4,875	1,512	(152)	41,704

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2013:

Ending balance – total	$180,471	244,670	869,387	198,127	709,606	49,696	—	2,251,957

Ending balances as of December 31, 2013: Loans

Individually evaluated for impairment	$582	8,027	19,111	22	16,894	13	—	44,649

Collectively evaluated for impairment	$179,889	236,643	850,276	198,105	692,712	49,683	—	2,207,308

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2012.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2012

Beginning balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610
Charge-offs	(4,912)	(19,312)	(20,879)	(3,287)	(16,616)	(1,539)	—	(66,545)
Recoveries	354	986	430	209	333	273	—	2,585
Provisions	5,465	19,876	20,999	3,272	18,116	1,333	932	69,993
Ending balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643

Ending balances as of December 31, 2012: Allowance for loan losses

Individually evaluated for impairment	$2	504	1,419	3	1,036	—	—	2,964

Collectively evaluated for impairment	$4,685	12,352	12,663	1,881	4,211	1,939	948	38,679

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2012:

Ending balance – total	$170,741	218,108	819,439	200,880	627,940	55,711	—	2,092,819

Ending balances as of December 31, 2012: Loans

Individually evaluated for impairment	$10	5,949	18,618	43	17,524	—	—	42,144

Collectively evaluated for impairment	$170,731	212,159	800,821	200,837	610,416	55,711	—	2,050,675

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2013.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2013
Beginning balance	$4,759
Charge-offs	(13,053)
Recoveries	186
Provisions	12,350
Ending balance	$4,242

Ending balances as of December 31, 2013: Allowance for loan losses

Individually evaluated for impairment	$3,133
Collectively evaluated for impairment	1,109
Loans acquired with deteriorated credit quality	25

Loans receivable as of December 31, 2013:

Ending balance – total	$210,309

Ending balances as of December 31, 2013: Loans

Individually evaluated for impairment	$46,126
Collectively evaluated for impairment	164,183
Loans acquired with deteriorated credit quality	3,142

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2012.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2012
Beginning balance	$5,808
Charge-offs	(10,728)
Recoveries	—
Provisions	9,679
Ending balance	$4,759

Ending balances as of December 31, 2012: Allowance for loan losses

Individually evaluated for impairment	$3,509
Collectively evaluated for impairment	1,250
Loans acquired with deteriorated credit quality	17

Loans receivable as of December 31, 2012:

Ending balance – total	$282,314

Ending balances as of December 31, 2012: Loans

Individually evaluated for impairment	$48,956
Collectively evaluated for impairment	233,358
Loans acquired with deteriorated credit quality	4,825

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	—
Commercial - secured	—	—	—	334
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	6,398	6,907	—	5,005

Real estate – residential, farmland, and multi-family	3,883	4,429	—	2,329

Real estate – home equity lines of credit	—	—	—	—

Real estate – commercial	7,324	9,008	—	9,981

Consumer	—	—	—	—
Total non-covered impaired loans with no allowance	$17,605	20,344	—	17,649

Total covered impaired loans with no allowance	$29,058	48,785	—	39,215

Total impaired loans with no allowance recorded	$46,663	69,129	—	56,864

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$115	115	63	72
Commercial - secured	392	394	64	1,081
Secured by inventory and accounts receivable	75	75	75	80

Real estate – construction, land development & other land loans	1,629	2,148	544	2,339

Real estate – residential, farmland, and multi-family	15,228	15,642	1,162	13,417

Real estate – home equity lines of credit	22	22	1	637

Real estate – commercial	9,570	10,873	649	5,914

Consumer	13	35	1	466
Total non-covered impaired loans with allowance	$27,044	29,304	2,559	24,006

Total covered impaired loans with allowance	$17,068	22,367	3,133	14,343

Total impaired loans with an allowance recorded	$44,112	51,671	5,692	38,349

Interest income recorded on non-covered and covered impaired loans during the year ended December 31, 2013 was insignificant.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial – unsecured	$—	—	—	—
Commercial - secured	—	—	—	87
Secured by inventory and accounts receivable	—	—	—	5

Real estate – construction, land development & other land loans	4,276	4,305	—	8,600

Real estate – residential, farmland, and multi-family	1,597	1,618	—	2,692

Real estate – home equity lines of credit	—	—	—	64

Real estate – commercial	7,985	8,660	—	16,414

Consumer	—	—	—	2
Total non-covered impaired loans with no allowance	$13,858	14,583	—	27,864

Total covered impaired loans with no allowance	$35,196	71,413	—	39,372

Total impaired loans with no allowance recorded	$49,054	85,996	—	67,236

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	137
Commercial - secured	10	10	2	1,428
Secured by inventory and accounts receivable	—	—	—	340

Real estate – construction, land development & other land loans	1,673	2,889	504	7,563

Real estate – residential, farmland, and multi-family	17,021	18,866	1,419	16,855

Real estate – home equity lines of credit	43	293	3	1,799

Real estate – commercial	9,539	11,328	1,036	7,975

Consumer	—	31	—	1,737
Total non-covered impaired loans with allowance	$28,286	33,417	2,964	37,834

Total covered impaired loans with allowance	$13,760	18,271	3,509	15,401

Total impaired loans with an allowance recorded	$42,046	51,688	6,473	53,235

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Cash secured loans.
2	Non-cash secured loans that have no minor or major exceptions to the lending guidelines.
3	Non-cash secured loans that have no major exceptions to the lending guidelines.
Weak Pass:
4	Non-cash secured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated.
Watch or Standard:
9	Loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances. This category also includes all loans to insiders and any other loan that management elects to monitor on the watch list.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2013.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$8,495	24,415	7	1,509	2,367	222	37,015
Commercial - secured	31,494	77,441	100	5,597	4,986	2,662	122,280
Secured by inventory and accounts receivable	4,098	12,800	—	2,022	1,711	545	21,176

Real estate – construction, land development & other land loans	31,221	181,050	2,365	11,646	10,333	8,055	244,670

Real estate – residential, farmland, and multi-family	227,053	540,349	5,062	41,583	37,526	17,814	869,387

Real estate – home equity lines of credit	120,205	63,400	1,499	5,699	5,124	2,200	198,127

Real estate - commercial	115,397	533,680	10,014	24,557	15,843	10,115	709,606

Consumer	25,703	21,790	54	829	995	325	49,696
Total	$563,666	1,454,925	19,101	93,442	78,885	41,938	2,251,957
Unamortized net deferred loan costs							928
Total non-covered loans							$2,252,885

Total covered loans	$25,078	92,147	—	8,857	47,010	37,217	210,309

Total loans	$588,744	1,547,072	19,101	102,299	125,895	79,155	2,463,194

At December 31, 2013, there was an insignificant amount of loans that were graded “8” with an accruing status.

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2012.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$10,283	24,031	10	472	583	307	35,686
Commercial - secured	32,196	72,838	1,454	3,676	1,150	2,398	113,712
Secured by inventory and accounts receivable	2,344	18,126	248	491	117	17	21,343

Real estate – construction, land development & other land loans	31,582	163,588	3,830	9,045	3,709	6,354	218,108

Real estate – residential, farmland, and multi-family	249,313	499,922	7,154	29,091	24,330	9,629	819,439

Real estate – home equity lines of credit	125,310	66,412	2,160	3,526	1,850	1,622	200,880

Real estate - commercial	123,814	449,316	21,801	14,050	9,074	9,885	627,940

Consumer	27,826	23,403	77	954	629	2,822	55,711
Total	$602,668	1,317,636	36,734	61,305	41,442	33,034	2,092,819
Unamortized net deferred loan costs							1,324
Total non-covered loans							$2,094,143

Total covered loans	$42,935	124,451	—	7,569	73,868	33,491	282,314

Total loans	$645,603	1,442,087	36,734	68,874	115,310	66,525	2,376,457

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

The vast majority of the Company’s troubled debt restructurings modified during the year ended December 31, 2013 and 2012 related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

The following table presents information related to loans modified in a troubled debt restructuring during the years ended December 31, 2013 and 2012.

($ in thousands)	For the year ended December 31, 2013
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural:
Commercial - unsecured	1	$66	$66
Commercial - secured	6	391	391
Real estate – construction, land development & other land loans	3	1,786	1,786
Real estate – residential, farmland, and multi-family	10	1,256	1,258
Real estate – commercial	8	5,721	5,721
Consumer	1	14	14

Non-covered TDRs – Nonaccrual
Real estate – construction, land development & other land loans	3	800	800
Real estate – residential, farmland, and multi-family	9	878	878
Real estate – commercial	1	398	398

Total non-covered TDRs arising during period	42	11,310	11,312

Total covered TDRs arising during period– Accruing	10	$1,758	$1,811
Total covered TDRs arising during period – Nonaccrual	1	187	167
Total TDRs arising during period	53	$13,255	$13,290

($ in thousands)	For the year ended December 31, 2012
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – construction, land development & other land loans	2	$642	$642
Real estate – residential, farmland, and multi-family	8	1,653	1,653
Real estate – commercial	—	—	—

Non-covered TDRs - Nonaccrual
Commercial, financial, and agricultural:
Commercial – secured	1	11	11
Real estate – construction, land development & other land loans	2	332	332
Real estate – residential, farmland, and multi-family	17	3,736	3,736
Real estate – home equity lines of credit	1	123	123
Real estate – commercial	5	1,082	1,082

Total non-covered TDRs arising during period	36	7,579	7,579

Total covered TDRs arising during period– Accruing	6	$7,526	$7,526
Total covered TDRs arising during period – Nonaccrual	4	1,230	1,231
Total TDRs arising during period	46	$16,335	$16,336

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

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the years ended December 31, 2013 and 2012 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the year ended December, 2013		For the year ended December 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Non-covered accruing TDRs that subsequently defaulted
Real estate – construction, land development & other land loans	1	$342	—	$—
Real estate – residential, farmland, and multi-family	1	252	—	—

Total non-covered TDRs that subsequently defaulted	2	$594	—	$—

Total accruing covered TDRs that subsequently defaulted	1	$3,501	3	$440

Total accruing TDRs that subsequently defaulted	3	$4,095	3	$440

Note 5. Premises and Equipment

Premises and equipment at December 31, 2013 and 2012 consisted of the following:

($ in thousands)	2013	2012

Land	$23,893	23,359
Buildings	64,518	58,601
Furniture and equipment	35,281	34,179
Leasehold improvements	1,882	1,980
Total cost	125,574	118,119
Less accumulated depreciation and amortization	(48,126)	(43,748)
Net book value of premises and equipment	$77,448	74,371

Note 6. FDIC Indemnification Asset

As discussed in Note 1(i), the FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See unaudited additional information regarding the FDIC indemnification asset in the “FDIC Indemnification Asset” section of the Management’s Discussion and Analysis included in the Company’s Form 10-K.

At December 31, 2013 and 2012, the FDIC indemnification asset was comprised of the following components:

($ in thousands)	2013	2012
Receivable related to loss claims incurred, not yet reimbursed	$12,649	33,040
Receivable related to estimated future claims on loans	33,398	62,044
Receivable related to estimated future claims on foreclosed real estate	2,575	7,475
FDIC indemnification asset	$48,622	102,559

The following presents a rollforward of the FDIC indemnification asset since January 1, 2011.

($ in thousands)
Balance at January 1, 2011	$123,719
Increase related to acquisition of The Bank of Asheville	42,218
Increase related to unfavorable change in loss estimates	29,814
Increase related to reimbursable expenses	5,725
Cash received	(69,339)
Accretion of loan discount	(9,278)
Other	(1,182)
Balance at December 31, 2011	$121,677
Increase related to unfavorable changes in loss estimates	16,984
Increase related to reimbursable expenses	6,947
Cash received	(29,796)
Accretion of loan discount	(13,173)
Other	(80)
Balance at December 31, 2012	$102,559
Increase related to unfavorable changes in loss estimates	9,312
Increase related to reimbursable expenses	5,352
Cash received	(49,572)
Accretion of loan discount	(16,160)
Other	(2,869)
Balance at December 31, 2013	$48,622

Note 7. Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2013 and December 31, 2012 and the carrying amount of unamortized intangible assets as of those same dates. In 2013, the Company recorded a core deposit premium intangible of $586,000 in connection with the acquisition of two branches, which is being amortized on a straight-line basis over the estimated life of the related deposits of seven years. In 2012, the Company recorded a core deposit premium intangible of $107,000 in connection with a branch acquisition, which is being amortized on a straight-line basis over the estimated life of the related deposits of seven years.

	December 31, 2013		December 31, 2012
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$678	462	$678	417
Core deposit premiums	8,560	5,942	7,974	5,128
Total	$9,238	6,404	$8,652	5,545

Unamortized intangible assets:
Goodwill	$65,835		$65,835

Amortization expense totaled $860,000, $897,000 and $902,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Goodwill is evaluated for impairment on at least an annual basis – see Note 1(q). For each of the years presented, the Company’s evaluation indicated that there was no goodwill impairment.

The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2018 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
2014	$777
2015	721
2016	654
2017	404
2018	129
Thereafter	149
Total	$2,834

Note 8. Income Taxes

Total income taxes for the years ended December 31, 2013, 2012 and 2011 were allocated as follows:

(In thousands)	2013	2012	2011

Allocated to net income	$12,081	(16,952)	7,370
Allocated to stockholders’ equity, for unrealized holding gain (loss) on debt and equity securities for financial reporting purposes	(2,072)	(237)	554
Allocated to stockholders’ equity, for tax expense (benefit) of pension liabilities	3,399	5,824	(2,912)
Total income tax expense (benefit)	$13,408	(11,365)	5,012

The components of income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows:

(In thousands)		2013	2012	2011

Current	- Federal	$9,812	(8,401)	9,204
	- State	(467)	(43)	2,094
Deferred	- Federal	168	(5,914)	(3,234)
	- State	2,568	(2,594)	(694)
Total		$12,081	(16,952)	7,370

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2013 and 2012 are presented below:

(In thousands)	2013	2012

Deferred tax assets:
Allowance for loan losses	$18,459	18,228
Excess book over tax SERP retirement plan cost	2,572	2,553
Deferred compensation	94	128
Federal & state net operating loss carryforwards	10,901	961
Accruals, book versus tax	1,604	1,403
Pension liability adjustments	—	1,396
Foreclosed real estate	2,781	6,813
Basis differences in assets acquired in FDIC transactions	—	1,058
Nonqualified stock options	522	554
Nonaccrual loan interest	—	420
Unrealized gain on securities available for sale	789	—
All other	855	732
Gross deferred tax assets	38,577	34,246
Less: Valuation allowance	(109)	(112)
Net deferred tax assets	38,468	34,134
Deferred tax liabilities:
Loan fees	(1,536)	(1,427)
Excess tax over book pension cost	(806)	(451)
Depreciable basis of fixed assets	(1,835)	(2,308)
Amortizable basis of intangible assets	(9,732)	(9,119)
Unrealized gain on securities available for sale	—	(1,283)
Pension liability adjustments	(2,003)	—
FHLB stock dividends	(423)	(437)
Basis differences in assets acquired in FDIC transactions	(7,163)	—
All other	(48)	(124)
Gross deferred tax liabilities	(23,546)	(15,149)
Net deferred tax asset - included in other assets	$14,922	18,985

A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related 2013 and 2012 deferred tax expense (benefit) of approximately ($2,072,000) and ($237,000), respectively, has been recorded directly to shareholders’ equity. Additionally, a portion of the annual change in the net deferred tax asset relates to pension adjustments. The related 2013 and 2012 deferred tax expense (benefit) of $3,399,000 and $5,824,000, respectively, has been recorded directly to shareholders’ equity. The balance of the 2013 decrease in the net deferred tax asset of ($2,736,000) is reflected as a deferred income tax expense, and the balance of the 2012 increase in the net deferred tax asset of $8,508,000 is reflected as a deferred income tax benefit in the consolidated statement of income (loss).

The valuation allowances for 2013 and 2012 relate primarily to state net operating loss carryforwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not.

The Company had no significant uncertain tax positions, and thus no reserve for uncertain tax positions has been recorded. Additionally, the Company determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate. The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses.”

The Company’s tax returns are subject to income tax audit by federal and state agencies beginning with the year 2010.

Retained earnings at December 31, 2013 and 2012 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

The following is a reconcilement of federal income tax expense at the statutory rate of 35% to the income tax provision reported in the financial statements.

(In thousands)	2013	2012	2011

Tax provision at statutory rate	$11,473	(14,125)	7,354
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(818)	(831)	(852)
Low income housing tax credits	(150)	(181)	(163)
Non-deductible interest expense	15	23	33
State income taxes, net of federal benefit	1,366	(1,714)	910
Change in valuation allowance	(3)	31	(5)
Other, net	198	(155)	93
Total	$12,081	(16,952)	7,370

Note 9. Time Deposits and Related Party Deposits

At December 31, 2013, the scheduled maturities of time deposits were as follows:

($ in thousands)

2014	$740,020
2015	118,125
2016	79,513
2017	32,302
2018	18,248
Thereafter	2,390
$990,598

For the years ended December 31, 2013, 2012, and 2011, the Company recorded amortization of deposit premiums amounting to $30,000, $85,000 and $337,000, respectively, which reduced interest expense. The deposit premiums related to the Company’s acquisitions are discussed in Note 2. The Company has $7,000 remaining in unamortized deposit premiums at December 31, 2013.

Deposits received from executive officers and directors and their associates totaled approximately $29,128,000 and $30,542,000 at December 31, 2013 and 2012, respectively. These deposit accounts have substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other non-related depositors.

Note 10. Borrowings and Borrowings Availability

The following tables present information regarding the Company’s outstanding borrowings at December 31, 2013 and 2012:

Description - 2013	Due date	Call Feature	2013 Amount	Interest Rate

Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	$20,620,000	2.95% at 12/31/13 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	1.64% at 12/31/13 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate as of December 31, 2013			$46,394,000	2.22%

Description - 2012	Due date	Call Feature	2012 Amount	Interest Rate

Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	$20,620,000	3.01% at 12/31/12 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	1.70% at 12/31/12 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate as of December 31, 2012			$46,394,000	2.28%

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

At December 31, 2013, the Company had three sources of readily available borrowing capacity – 1) an approximately $312 million line of credit with the FHLB, of which none was outstanding at December 31, 2013 or 2012, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2013 or 2012, and 3) an approximately $85 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2013 or 2012.

In December 2012, the Company repaid its remaining $65 million in FHLB advances prior to their maturity dates, which resulted in $0.5 million in prepayment penalties that are included in “Other gains (losses)” in the Consolidated Statement of Income (Loss) for 2012.

The Company’s line of credit with the FHLB totaling approximately $312 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio. The borrowing capacity was reduced by $193 million and $143 million at December 31, 2013 and 2012, as a result of the Company pledging letters of credit for public deposits at each of those dates. Accordingly, the Company’s unused FHLB line of credit was $119 million at December 31, 2013.

The Company’s correspondent bank relationship allows the Company to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased). The Company had no borrowings outstanding under this line at December 31, 2013 or 2012.

The Company has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate). Based on the collateral owned by the Company as of December 31, 2013, the available line of credit was approximately $85 million. The Company had no borrowings outstanding under this line of credit at December 31, 2013 or 2012.

Note 11. Leases

Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $1.1 million in 2013, $1.3 million in 2012, and $1.2 million in 2011.

Future obligations for minimum rentals under noncancelable operating leases at December 31, 2013 are as follows:

($ in thousands)

Year ending December 31:
2014	$958
2015	741
2016	608
2017	515
2018	424
Thereafter	1,160
Total	$4,406

Note 12. Employee Benefit Plans

401(k) Plan. The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed three months service are eligible to participate in the plan. New employees, who have met the service requirement, are automatically enrolled in the plan at a 2% deferral rate, which can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan. The Company contributes an amount equal to the sum of 1) 100% of the employee’s salary contributed up to 3% and 2) 50% of the employee’s salary contributed between 3% and 5%. Company contributions are 100% vested immediately. The Company’s matching contribution expense was $1.4 million, $1.2 million, and $1.2 million, for the years ended December 31, 2013, 2012, and 2011, respectively. Although discretionary contributions by the Company are permitted by the plan, the Company did not make any such contributions in 2013, 2012 or 2011. The Company’s matching and discretionary contributions are made in the form of Company stock, which can be transferred by the employee into other investment options offered by the plan at any time. Employees are not permitted to invest their own contributions in Company stock.

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

During the second quarter of 2009, the Company amended the Pension Plan to limit eligibility to employees hired prior to June 19, 2009. Effective December 31, 2012, the Company froze the Pension Plan for all participants. Although no previously accrued benefits were lost, employees no longer accrue benefits for service subsequent to 2012. The Company made the decision to freeze the Pension Plan because of the uncertainty of future costs and to have a uniform set of benefits for all employees. The freezing of the Pension Plan resulted in an immediate $6.6 million reduction in its benefit obligation, which is referred to as a “curtailment gain” in the table below. The curtailment gain reduced the difference between the assets of the Pension Plan and its benefit obligation, and therefore had the effect of lowering the corresponding liability of the plan and lowering the amount of accumulated other comprehensive loss, which resulted in an increase in shareholders’ equity.

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. As discussed below, the contributions are invested to provide for benefits under the Pension Plan. The Company did not make any contributions to the Pension Plan in 2013 and contributed $2,500,000 to the Plan in both of the years ended December 31, 2012 and 2011. The Company expects that it will contribute $2,000,000 to the Pension Plan in 2014.

The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

($ in thousands)	2013	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$32,272	40,084	31,140
Service cost	—	1,835	1,782
Interest cost	1,284	1,451	1,638
Actuarial (gain) loss	(2,343)	(4,006)	6,004
Benefits paid	(665)	(503)	(480)
Curtailment gain	—	(6,589)	—
Benefit obligation at end of year	30,548	32,272	40,084
Change in plan assets
Plan assets at beginning of year	30,124	24,466	22,431
Actual return on plan assets	6,874	3,661	15
Employer contributions	—	2,500	2,500
Benefits paid	(665)	(503)	(480)
Plan assets at end of year	36,333	30,124	24,466

Funded status at end of year	$5,785	(2,148)	(15,618)

The accumulated benefit obligation related to the Pension Plan was $30,548,000, $32,272,000, and $29,641,000 at December 31, 2013, 2012, and 2011, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2013 and 2012 as it relates to the Pension Plan, excluding the related deferred tax assets.

($ in thousands)	2013	2012

Other assets	$5,785	1,232
Other liabilities	—	(3,380)
	$5,785	(2,148)

The following table presents information regarding the amounts recognized in accumulated other comprehensive income (AOCI) at December 31, 2013 and 2012, as it relates to the Pension Plan.

($ in thousands)	2013	2012

Net gain (loss)	$3,579	(3,380)
Prior service cost	—	—
Amount recognized in AOCI before tax effect	3,579	(3,380)
Tax (expense) benefit	(1,396)	1,317
Net amount recognized as increase (decrease) to AOCI	$2,183	(2,063)

The following table reconciles the beginning and ending balances of accumulated other comprehensive income (AOCI) at December 31, 2013 and 2012, as it relates to the Pension Plan:

($ in thousands)	2013	2012

Accumulated other comprehensive loss at beginning of fiscal year	$(2,063)	(9,855)
Net gain (loss) arising during period	6,910	12,288
Prior service cost	—	32
Transition Obligation	—	30
Amortization of unrecognized actuarial loss	49	545
Amortization of prior service cost and transition obligation	—	14
Tax (expense) benefit of changes during the year, net	(2,713)	(5,117)
Accumulated other comprehensive gain (loss) at end of fiscal year	$2,183	(2,063)

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

($ in thousands)	2013	2012

Prepaid pension cost as of beginning of fiscal year	$1,232	671
Net periodic pension income (cost) for fiscal year	974	(1,876)
Actual employer contributions	—	2,500
Effect of curtailment	—	(63)
Prepaid pension asset as of end of fiscal year	$2,206	1,232

Net pension (income) cost for the Pension Plan included the following components for the years ended December 31, 2013, 2012, and 2011:

($ in thousands)	2013	2012	2011

Service cost – benefits earned during the period	$—	1,835	1,782
Interest cost on projected benefit obligation	1,284	1,451	1,638
Expected return on plan assets	(2,307)	(1,969)	(1,716)
Net amortization and deferral	49	559	395
Net periodic pension (income) cost	$(974)	1,876	2,099

The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2014	$866
Year ending December 31, 2015	966
Year ending December 31, 2016	1,127
Year ending December 31, 2017	1,225
Year ending December 31, 2018	1,350
Years ending December 31, 2019-2023	8,248

For each of the years ended December 31, 2013, 2012, and 2011, the Company used an expected long-term rate-of-return-on-assets assumption of 7.75%. The Company arrived at this rate based primarily on a third-party investment consulting firm’s historical analysis of investment returns, which indicated that the mix of the Pension Plan’s assets (generally 75% equities and 25% fixed income) can be expected to return approximately 7.75% on a long term basis.

Funds in the Pension Plan are invested in a mix of investment types in accordance with the Pension Plan’s investment policy, which is intended to provide an average annual rate of return of 7% to 10%, while maintaining proper diversification. Except for Company stock, all of the Pension Plan’s assets are invested in an unaffiliated bank money market account or mutual funds. The investment policy of the Pension Plan does not permit the use of derivatives, except to the extent that derivatives are used by any of the mutual funds invested in by the Pension Plan. The following table presents the targeted mix of the Pension Plan’s assets as of December 31, 2013, as set out by the Plan’s investment policy:

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

The Pension Plan’s investment strategy contains certain investment objectives and risks for each permitted investment category. To ensure that risk and return characteristics are consistently followed, the Pension Plan’s investments are reviewed at least semi-annually and rebalanced within the acceptable range. Performance measurement of the investments employs the use of certain investment category and peer group benchmarks. The investment category benchmarks as of December 31, 2013 are as follows:

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

The Pension Plan invests in various investment securities which are exposed to various risks such as interest rate, market, and credit risks. All of these risks are monitored and managed by the Company. No significant concentration of risk exists within the plan assets at December 31, 2013.

The fair values of the Company’s pension plan assets at December 31, 2013, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$292	—	292	—
US government bond fund	3,257	3,257	—	—
US corporate bond fund	3,231	3,231	—	—
US corporate high yield bond fund	1,688	1,688	—	—

Equity investments
Large cap value fund	7,512	7,512	—	—
Large cap growth fund	7,740	7,740	—	—
Small cap growth fund	3,142	3,142	—	—
Mid cap growth fund	3,783	3,783	—	—
Foreign equity fund	3,696	3,696	—	—
Company stock	1,992	1,992	—	—
Total	$36,333	36,041	292	—

The fair values of the Company’s pension plan assets at December 31, 2012, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$441	—	441	—
US government bond fund	2,995	2,995	—	—
US corporate bond fund	3,008	3,008	—	—
US corporate high yield bond fund	1,563	1,563	—	—

Equity investments
Large cap value fund	6,101	6,101	—	—
Large cap growth fund	6,020	6,020	—	—
Small cap growth fund	2,514	2,514	—	—
Mid cap growth fund	3,153	3,153	—	—
Foreign equity fund	3,147	3,147	—	—
Company stock	1,182	1,182	—	—
Total	$30,124	29,683	441	—

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2013 and 2012.

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

Effective December 31, 2012, the Company froze the SERP to all participants. Although no previously accrued benefits were lost, participants no longer accrue benefits for service subsequent to 2012. The freezing of the SERP resulted in an immediate $0.5 million reduction in its benefit obligation, which is referred to as a “curtailment gain” in the table below. The curtailment gain reduced the liability of the plan and lowered the amount of accumulated other comprehensive loss, which resulted in an increase in shareholders’ equity.

The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2013	2012	2011
Change in benefit obligation
Projected benefit obligation at beginning of year	$6,813	8,064	7,433
Service cost	304	303	292
Interest cost	203	280	351
Actuarial (gain) loss	(1,856)	(1,201)	93
Benefits paid	(172)	(146)	(105)
Curtailment gain	—	(487)	—
Projected benefit obligation at end of year	5,292	6,813	8,064
Plan assets	—	—	—
Funded status at end of year	$(5,292)	(6,813)	(8,064)

The accumulated benefit obligation related to the SERP was $5,292,000, $6,813,000, and $7,199,000 at December 31, 2013, 2012, and 2011, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2013 and 2012 as it relates to the SERP, excluding the related deferred tax assets.

($ in thousands)	2013	2012

Other assets – prepaid pension asset (liability)	$(6,848)	(6,614)
Other assets (liabilities)	1,556	(199)
	$(5,292)	(6,813)

The following table presents information regarding the amounts recognized in AOCI at December 31, 2013 and 2012.

($ in thousands)	2013	2012

Net gain (loss)	$1,556	(199)
Prior service cost	—	—
Amount recognized in AOCI before tax effect	1,556	(199)
Tax (expense) benefit	(607)	79
Net amount recognized as increase (decrease) to AOCI	$949	(120)

The following table reconciles the beginning and ending balances of accumulated other comprehensive income (AOCI) at December 31, 2013 and 2012, as it relates to the SERP:

($ in thousands)	2013	2012

Accumulated other comprehensive loss at beginning of fiscal year	$(120)	(1,203)
Net gain (loss) arising during period	1,856	1,687
Prior service cost	—	83
Amortization of unrecognized actuarial loss	(101)	—
Amortization of prior service cost and transition obligation	—	19
Tax expense related to changes during the year, net	(686)	(706)
Accumulated other comprehensive income (loss) at end of fiscal year	$949	(120)

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2013	2012

Prepaid pension cost (liability) as of beginning of fiscal year	$(6,614)	(6,075)
Net periodic pension cost for fiscal year	(406)	(602)
Benefits paid	172	146
Effect of curtailment	—	(83)
Prepaid pension cost (liability) as of end of fiscal year	$(6,848)	(6,614)

Net pension cost for the SERP included the following components for the years ended December 31, 2013, 2012, and 2011:

($ in thousands)	2013	2012	2011

Service cost – benefits earned during the period	$304	303	292
Interest cost on projected benefit obligation	203	280	351
Net amortization and deferral	(101)	19	30
Net periodic pension cost	$406	602	673

The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2014	$237
Year ending December 31, 2015	288
Year ending December 31, 2016	341
Year ending December 31, 2017	350
Year ending December 31, 2018	397
Years ending December 31, 2019-2023	2,140

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2013, 2012, and 2011:

	2013		2012		2011
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	3.97%	3.97%	4.39%	4.39%	5.59%	5.59%
Discount rate used to calculate end of year liability disclosures	4.78%	4.78%	3.97%	3.97%	4.39%	4.39%
Expected long-term rate of return on assets	7.75%	n/a	7.75%	n/a	7.75%	n/a
Rate of compensation increase	n/a	n/a	3.50%	3.50%	5.00%	5.00%

The Company’s discount rate policy is based on a calculation of the Company’s expected pension payments, with those payments discounted using the Citigroup Pension Index yield curve.

Note 13. Commitments, Contingencies, and Concentrations of Credit Risk

See Note 11 with respect to future obligations under noncancelable operating leases.

In the normal course of the Company’s business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit that are not reflected in the financial statements. The following table presents the Company’s outstanding loan commitments at December 31, 2013.

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$57	99	156
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	69	187	256
Total	$126	286	412

At December 31, 2013 and 2012, the Company had $14.5 million and $12.8 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a guarantee made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the standby letter of credit. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past two years, the Company has only had to honor an insignificant amount of standby letters of credit, which have been or are being repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.

The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company.

The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Beaufort, Bladen, Brunswick, Buncombe, Cabarrus, Carteret, Chatham, Columbus, Dare, Davidson, Duplin, Guilford, Harnett, Iredell, Lee, Mecklenburg, Montgomery, Moore, New Hanover, Onslow, Randolph, Richmond, Robeson, Rockingham, Rowan, Scotland, Stanly and Wake Counties in North Carolina, Chesterfield, Dillon, Florence and Horry Counties in South Carolina, and Montgomery, Pulaski, Roanoke, Washington and Wythe Counties in Virginia. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

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

The Company’s investment portfolio consists principally of obligations of government-sponsored enterprises, mortgage-backed securities guaranteed by government-sponsored enterprises, corporate bonds, FHLB stock and general obligation municipal securities. The following are the fair values at December 31, 2013 of available for sale and held to maturity securities to any one issuer/guarantor that exceed $2.0 million, with such amounts representing the maximum amount of credit risk that the Company would incur if the issuer did not repay the obligation.

($ in thousands) Issuer	Amortized Cost	Fair Value
Ginnie Mae - mortgage-backed securities	$80,994	80,713
Small Business Administration	65,750	64,476
Federal Farm Credit bonds	9,432	9,267
Federal Home Loan Bank System - bonds	9,000	8,978
First Citizens Bancorp (South Carolina) – bond / trust preferred securities	3,999	3,598
Federal Home Loan Bank of Atlanta - common stock	3,894	3,894
Craven County, North Carolina municipal bond	3,621	3,823
Spartanburg, South Carolina Sanitary Sewer District municipal bond	3,286	3,444
South Carolina State municipal bond	2,142	2,255
Virginia State Housing Authority municipal bond	2,130	2,254

The Company places its deposits and correspondent accounts with the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, BB&T, and Bank of America and sells its federal funds to Bank of America. At December 31, 2013, the Company had deposits in the Federal Home Loan Bank of Atlanta totaling $1.8 million, deposits of $126.5 million in the Federal Reserve Bank, deposits of $36.0 million in Bank of America, and deposits of $5 million with BB&T. None of the deposits held at the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank, are FDIC-insured, however the Federal Reserve Bank is a government entity and therefore risk of loss is minimal. The deposits held at Bank of America and BB&T are FDIC-insured up to $250,000. The Company also had $3.2 million in deposits with various holders through an internet-based CD marketplace, and all of these deposits are 100% FDIC-insured.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2013. The impaired loans shown below are those loans in which the value is based on the underlying collateral value.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$18,245	—	18,245	—
Mortgage-backed securities	147,187	—	147,187	—
Corporate bonds	3,598	—	3,598	—
Equity securities	4,011	—	4,011	—
Total available for sale securities	$173,041	—	173,041	—

Nonrecurring
Impaired loans – covered	$15,284	—	—	15,284
Impaired loans – non-covered	13,020	—	—	13,020
Foreclosed real estate – covered	24,497	—	—	24,497
Foreclosed real estate – non-covered	12,251	—	—	12,251

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$15,284	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	13,020	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-37%
Foreclosed real estate – covered	24,497	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	12,251	Appraised value	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-40%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the years ended December 31, 2013 or 2012.

For the years ended December 31, 2013 and 2012, the decrease in the fair value of securities available for sale was $5,311,000 and $606,000, respectively, which is included in other comprehensive income (net of tax benefit of $2,072,000 and $237,000, respectively). Fair value measurement methods at December 31, 2013 and 2012 are consistent with those used in prior reporting periods.

As discussed in Note 1(p), the Company is required to disclose estimated fair values for its financial instruments. Fair value estimates as of December 31, 2013 and 2012 and limitations thereon are set forth below for the Company’s financial instruments. See Note 1(p) for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

		December 31, 2013		December 31, 2012
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated F air Value

Cash and due from banks, noninterest-bearing	Level 1	$83,881	83,881	96,588	96,588
Due from banks, interest-bearing	Level 1	136,644	136,644	144,919	144,919
Federal funds sold	Level 1	2,749	2,749	—	—
Securities available for sale	Level 2	173,041	173,041	167,352	167,352
Securities held to maturity	Level 2	53,995	56,700	56,064	61,496
Presold mortgages in process of settlement	Level 1	5,422	5,422	8,490	8,490
Total loans, net of allowance	Level 3	2,414,689	2,352,834	2,330,055	2,276,175
Loans held for sale	Level 2	—	—	30,393	30,393
Accrued interest receivable	Level 1	9,649	9,649	10,201	10,201
FDIC indemnification asset	Level 3	48,622	47,032	102,559	100,396
Bank-owned life insurance	Level 1	44,040	44,040	27,857	27,857

Deposits	Level 2	2,751,019	2,752,375	2,821,360	2,823,989
Borrowings	Level 2	46,394	34,795	46,394	20,981
Accrued interest payable	Level 2	879	879	1,299	1,299

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

Note 15. Equity-Based Compensation Plans

At December 31, 2013, the Company had the following equity-based compensation plans: the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, and the First Bancorp 1994 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007. As of December 31, 2013, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

Recent equity grants to employees have either had performance vesting conditions, service vesting conditions, or both. Compensation expense for these grants is recorded over the various service periods based on the estimated number of equity grants that are probable to vest. No compensation cost is recognized for grants that do not vest and any previously recognized compensation cost will be reversed. As it relates to director equity grants, the Company grants common shares, valued at approximately $16,000 to each non-employee director (currently 12 in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

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

The Company granted long-term restricted shares of common stock to certain senior executives on February 23, 2012 with a two year minimum vesting period. The total compensation expense associated with this grant was $58,900 and the grant will fully vest on February 23, 2014. The Company recorded $20,900 and $37,400 in compensation expense related to this grant during 2013 and 2012, respectively, and expects to record the remaining $600 in expense during the first quarter of 2014.

The Company granted long-term restricted shares of common stock to certain senior executives on February 24, 2011 with a two year minimum vesting period. The total compensation expense associated with the February 24, 2011 grant was $89,600 and the grant fully vested on February 24, 2013. The Company recorded $6,500, $41,400, and $41,700 in compensation expense during 2013, 2012, and 2011, respectively.

The Company granted long-term restricted shares of common stock to certain senior executives on December 11, 2009 with a two year minimum vesting period. The total compensation expense associated with the December 11, 2009 grant was $398,000 and the grant fully vested on December 11, 2011. The Company recorded $298,000 in compensation expense related to this grant during 2011.

The Company also recorded compensation expense of $299,000 in 2011 related to the partial vesting of a June 17, 2008 grant of a combination of performance units and stock options.

Under the terms of the predecessor plans and the First Bancorp 2007 Equity Plan, stock options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s awards, including restricted stock and stock options, provide for immediate vesting if there is a change in control (as defined in the plans).

At December 31, 2013, there were 463,813 stock options outstanding related to the three First Bancorp plans, with exercise prices ranging from $9.76 to $22.12. At December 31, 2013, there were 761,538 shares remaining available for grant under the First Bancorp 2007 Equity Plan.

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

The Company’s equity grants for 2013 were the issuance of 13,164 shares of common stock to non-employee directors on June 3, 2013 (1,097 shares per director), at a fair market value of $14.68 per share, which was the closing price of the Company’s common stock on that date.

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

The Company recorded total stock-based compensation expense of $222,000, $311,000 and $905,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Of the $222,000 in expense that was recorded in 2013, approximately $193,000 related to the June 3, 2013 director grants, which is classified as “other operating expenses” in the Consolidated Statements of Income (Loss). The remaining $29,000 in expense relates the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $87,000, $121,000, and $353,000 of income tax benefits related to stock based compensation expense in the income statement for the years ended December 31, 2013, 2012, and 2011, respectively.

As noted above, certain of the Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. Compensation expense is based on the estimated number of stock options and awards that will ultimately vest. Over the past five years, there have only been minimal amounts of forfeitures, and therefore the Company assumes that all awards granted without performance conditions will become vested.

The following table presents information regarding the activity since December 31, 2010 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2010	642,397	$18.11

Granted	—	—
Exercised	(2,300)	13.30		$6,949
Forfeited	—	—
Expired	(146,247)	15.47

Balance at December 31, 2011	493,850	$18.92

Granted	75,000	9.76
Exercised	—	—
Forfeited	—	—
Expired	(47,237)	16.70

Balance at December 31, 2012	521,613	$17.80

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(57,800)	16.88

Outstanding at December 31, 2013	463,813	$17.92	3.2	$572,992

Exercisable at December 31, 2013	388,813	$19.49	2.2	$62,617

No stock options were exercised in 2012 or 2013. In 2011, the Company received $30,000 as a result of stock option exercises. The Company recorded no tax benefits from the exercise of nonqualified stock options during the years ended December 31, 2013, 2012, and 2011.

The following table summarizes information about the stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/13	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/13	Weighted- Average Exercise Price

$8.85 to $11.06	75,000	8.7	$9.76	—	$—
$11.06 to $13.27	—	—	—	—	—
$13.27 to $15.48	27,000	5.4	14.35	27,000	14.35
$15.48 to $17.70	109,584	3.9	16.60	109,584	16.60
$17.70 to $19.91	56,250	1.7	19.65	56,250	19.65
$19.91 to $22.12	195,979	0.9	21.77	195,979	21.77
	463,813	3.2	$17.92	388,813	$19.49

The following table presents information regarding the activity during 2011, 2012, and 2013 related to the Company’s outstanding performance units and restricted stock:

	Nonvested Performance Units		Long-Term Restricted Stock
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2010	27,113	$16.53	29,267	$13.59

Granted during the period	—	—	7,259	14.54
Vested during the period	(27,022)	16.53	(29,267)	13.59
Forfeited or expired during the period	(91)	16.53	—	—

Nonvested at December 31, 2011	—	$—	7,259	$14.54

Granted during the period	—	—	49,559	9.99
Vested during the period	—	—	—	—
Forfeited or expired during the period	—	—	(2,474)	12.55

Nonvested at December 31, 2012	—	$—	54,344	$10.48

Granted during the period	—	—	—	—
Vested during the period	—	—	(6,163)	14.54
Forfeited or expired during the period	—	—	(2,807)	10.96

Nonvested at December 31, 2013	—	$—	45,374	$9.90

Note 16. Regulatory Restrictions

The Company is regulated by the Federal Reserve Board and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the FDIC and the North Carolina Commissioner of Banks.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2013, the Bank had undivided profits of approximately $178,290,000 which were available for the payment of dividends (subject to remaining in compliance with regulatory capital requirements). As of December 31, 2013, approximately $234,038,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

The average reserve balance maintained by the Bank under the requirements of the Federal Reserve Board was approximately $510,000 for the year ended December 31, 2013.

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

In addition to the risk-based capital requirements described above, the Company and the Bank are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets (“Leverage Ratio”) of 3.00% to 5.00%, depending upon the institution’s composite ratings as determined by its regulators. The Federal Reserve Board has not advised the Company of any requirement specifically applicable to it.

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as “well capitalized,” which are presented with the minimum ratios, the Company’s ratios and the Bank’s ratios as of December 31, 2013 and 2012 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework. There are no conditions or events since that notification that management believes have changed the Company’s classification.

Also see Note 19 for discussion of preferred stock transactions that have affected the Company’s capital ratios.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2013
Total Capital Ratio
Company	$374,480	16.79%	$178,270	8.00%	$	N/A	N/A
Bank	371,765	16.69%	178,128	8.00%		222,661	10.00%
Tier I Capital Ratio
Company	346,353	15.53%	89,135	4.00%		N/A	N/A
Bank	343,659	15.42%	89,064	4.00%		133,596	6.00%
Leverage Ratio
Company	346,353	11.18%	123,959	4.00%		N/A	N/A
Bank	343,659	11.10%	123,878	4.00%		154,847	5.00%

As of December 31, 2012
Total Capital Ratio
Company	$359,554	16.67%	$172,572	8.00%	$	N/A	N/A
Bank	358,098	16.61%	172,424	8.00%		215,530	10.00%
Tier I Capital Ratio
Company	332,350	15.41%	86,286	4.00%		N/A	N/A
Bank	330,916	15.35%	86,212	4.00%		129,318	6.00%
Leverage Ratio
Company	332,350	10.24%	129,820	4.00%		N/A	N/A
Bank	330,916	10.20%	129,742	4.00%		162,178	5.00%

Note 17. Supplementary Income Statement Information

Components of other noninterest income/expense exceeding 1% of total income for any of the years ended December 31, 2013, 2012, and 2011 are as follows:

($ in thousands)	2013	2012	2011

Other service charges, commissions, and fees – debit card interchange income	$5,637	5,262	4,757
Other service charges, commissions, and fees – other interchange income	1,402	1,213	1,033

Other operating expenses – interchange expense	2,508	2,416	2,042
Other operating expenses – stationery and supplies	2,078	2,240	2,867
Other operating expenses – telephone expense	1,489	1,683	2,127
Other operating expenses – FDIC insurance expense	2,618	2,678	3,008
Other operating expenses – repossession and collection – non-covered	2,216	3,107	3,492
Other operating expenses – repossession and collection – covered, net of FDIC reimbursement and rental income	726	1,642	1,968
Other operating expenses – outside consultants	2,460	1,916	1,842
Other operating expenses – legal and audit	1,204	1,722	1,595
Other operating expenses – severance pay	1,895	500	—

Note 18. Condensed Parent Company Information

Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2013	2012
Assets
Cash on deposit with bank subsidiary	$4,208	3,335
Investment in wholly-owned subsidiaries, at equity	414,212	399,688
Premises and Equipment	7	152
Other assets	1,659	1,637
Total assets	$420,086	404,812

Liabilities and shareholders’ equity
Trust preferred securities	$46,394	46,394
Other liabilities	1,770	2,301
Total liabilities	48,164	48,695

Shareholders’ equity	371,922	356,117

Total liabilities and shareholders’ equity	$420,086	404,812

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2013	2012	2011

Dividends from wholly-owned subsidiaries	$10,500	10,000	9,500
Earnings (losses) of wholly-owned subsidiaries, net of dividends	12,102	(31,493)	5,862
Interest expense	(1,025)	(1,111)	(1,041)
All other income and expenses, net	(878)	(802)	(679)
Net income (loss)	20,699	(23,406)	13,642

Preferred stock dividends and accretion	(895)	(2,809)	(6,166)

Net income (loss) available to common shareholders	$19,804	(26,215)	7,476

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2013	2012	2011

Operating Activities:
Net income (loss)	$20,699	(23,406)	13,642
Equity in undistributed (earnings) losses of subsidiaries	(12,102)	21,493	(5,862)
Dividend from subsidiaries in excess of earnings	—	10,000	—
Decrease in other assets	—	26	38
Increase (decrease) in other liabilities	(217)	199	(62)
Total – operating activities	8,380	8,312	7,756
Investing Activities:
Downstream cash investment in subsidiary	—	(33,850)	(16,250)
Cash proceeds from dissolution of subsidiary	—	—	—
Total – investing activities	—	(33,850)	(16,250)
Financing Activities:
Payment of preferred and common cash dividends	(7,507)	(8,463)	(8,237)
Proceeds from issuance of preferred stock	—	7,287	63,500
Redemption of preferred stock	—	—	(65,000)
Proceeds from issuance of common stock	—	26,727	881
Repurchases of common stock	—	(2)	(228)
Repurchase of common stock warrants	—	—	(924)
Total - financing activities	(7,507)	25,549	(10,008)
Net increase (decrease) in cash	873	11	(18,502)
Cash, beginning of year	3,335	3,324	21,826
Cash, end of year	$4,208	3,335	3,324

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

Due to the redemption of the preferred stock, the Company accreted the remaining discount of $2.3 million during the third quarter of 2011, which resulted in total discount accretion for 2011 of $2.9 million. Preferred stock discount accretion is deducted from net income in computing “Net income available to common shareholders.”

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

The Series B Preferred Stock qualifies as Tier 1 capital. The dividend rate, as a percentage of the liquidation amount, fluctuated on a quarterly basis during the first 10 quarters during which the Series B Preferred Stock was outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL”. For the first nine quarters after issuance, the dividend rate could range from one percent (1%) to five percent (5%) per annum based upon the increase in QSBL as compared to the baseline. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of QSBL compared to the baseline. After four and one half years from the issuance, the dividend rate will increase to nine percent (9%). For quarters subsequent to the issuance in 2011, the Company has been able to continually increase its level of small business level and as a result, the dividend rate has steadily decreased from 5.0% in 2011 and the first half of 2012 to 1.0% throughout most of 2013. The Company expects its dividend rate to remain at an annualized rate of 1.0% until 2016, unless the Series B Preferred Stock is redeemed at an earlier date. Subject to regulatory approval, the Company is generally permitted to redeem the Series B Preferred Shares at par plus unpaid dividends

There was no discount recorded related to the SBLF preferred stock (because no warrants were issued in connection with this preferred stock issuance), and therefore there will be no future amounts recorded for preferred stock discount accretion.

For the twelve months ended December 31, 2013 and 2012, the Company accrued approximately $662,000 and $2,751,000, respectively, in preferred dividend payments for the Series B Preferred Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

Stock Issuance

On December 21, 2012, the Company issued 2,656,294 shares of its common stock and 728,706 shares of the Company’s Series C Preferred Stock to certain accredited investors, each at the price of $10.00 per share, pursuant to a private placement transaction. Net proceeds from this sale of common and preferred stock were $33.8 million and were used to strengthen and remove risk from the Company’s balance sheet in anticipation of a planned disposition of certain higher-risk loans and write-down of foreclosed real estate.

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

The Series C Preferred Stock pays a dividend per share equal to that of the Company’s common stock. During 2013 and 2012, the Company accrued approximately $233,000 and $58,000, respectively, in preferred dividend payments for the Series C Preferred Stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Bancorp

Southern Pines, North Carolina

We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Elliott Davis, PLLC

Charlotte, North Carolina

March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Bancorp

Southern Pines, North Carolina

We have audited the internal control over financial reporting of First Bancorp and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Elliott Davis, PLLC

Charlotte, North Carolina

March 17, 2014

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2013.

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

Elliott Davis, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2013, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2013, as stated in their report, which is included in Item 8 hereof.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2013 that were reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On March 11, 2014, pursuant to the recommendation of the Compensation Committee, the Board of Directors of the Company adopted an amendment to the Company’s Senior Management Supplemental Executive Retirement Plan (the “SERP”) changing the normal retirement age under such SERP. The amendment provides that the normal retirement age for purposes of receiving benefits available under the SERP shall be a participant’s 65th birthday, except that effective March 31, 2014, a participant who, as of any determination date following March 31, 2014, is an executive officer of the Company and has earned at least 40 years of service with the Company, shall be automatically deemed to have met the normal retirement age requirements as of the date such conditions are attained.  The amendment is attached as Exhibit 10.aa.

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

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

10	Material Contracts

10.a	First Bancorp Annual Incentive Plan was filed as Exhibit 10(a) to the Form 8-K filed on February 2, 2007 and is incorporated herein by reference. (*)

10.b	Indemnification Agreement between the Company and its Directors and Officers was filed as Exhibit 10(t) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

10.c	First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10.1 to the Company's Form 8-K filed on December 22, 2006, and is incorporated herein by reference. (*)

10.d	First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.e	First Bancorp 2004 Stock Option Plan was filed as Exhibit B to the Registrant's Form Def 14A filed on March 30, 2004 and is incorporated herein by reference. (*)

10.f	First Bancorp 2007 Equity Plan was filed as Appendix B to the Registrant's Form Def 14A filed on March 27, 2007 and is incorporated herein by reference. (*)

10.g	Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.h	Employment Agreement between the Company and Eric P. Credle dated August 17, 1998 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference (Commission File Number 333-71431).(*)

10.i	Employment Agreement between the Company and John F. Burns dated September 14, 2000 was filed as Exhibit 10.w to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference. (*)

10.j	Employment Agreement between the Company and R. Walton Brown dated January 15, 2003 was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference. (*)

10.k	Amendment to the employment agreement between the Company and R. Walton Brown dated March 8, 2005 was filed as Exhibit 10.n to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference. (*)

10.l	First Bancorp Long Term Care Insurance Plan was filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (*)

10.m	Advances and Security Agreement with the Federal Home Loan Bank of Atlanta dated February 15, 2005 was attached as Exhibit 99(a) to the Form 8-K filed on February 22, 2005, and is incorporated herein by reference.

10.n	Form of Stock Option and Performance Unit Award Agreement was filed as Exhibit 10 to the Company’s Form 8-K filed on June 23, 2008 and is incorporated herein by reference. (*)

10.o	Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. (*)

10.p	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Cooperative Bank, Federal Deposit Insurance Corporation and First Bank dated as of June 19, 2009 was filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2009, and is incorporated herein by reference.

10.q	Form of Restricted Stock Award Agreement under the First Bancorp 2007 Equity Plan was filed as Exhibit 10.u to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and is incorporated herein by reference. (*)

10.r	First Bancorp Employees’ Pension Plan, including amendments, was filed as Exhibit 10.v to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and is incorporated herein by reference. (*)

10.s	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of The Bank of Asheville, Federal Deposit Insurance Corporation and First Bank, dated as of January 21, 2011, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011, and is incorporated herein by reference.

10.t	Securities Purchase Agreement, dated September 1, 2011, between First Bancorp and the Secretary of the Treasury, with respect to the issuance and sale of Series B Preferred Stock, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

10.u	Repurchase Letter Agreement, dated September 1, 2011, between First Bancorp and the United States Department of the Treasury, with respect to the repurchase and redemption of the Series A Preferred Stock, was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2011 and is incorporated herein by reference.

10.v	Employment Agreement between the Company and Richard H. Moore dated August 28, 2012 was filed as Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and is incorporated herein by reference. (*)

10.w	Purchase and Assumption Agreement among Four Oaks Bank & Trust Company and Four Oaks Fincorp, Inc. and First Bank, dated as of September 26, 2012 was filed as Exhibit 10.b to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and is incorporated herein by reference.

10.x	Securities Purchase Agreement, dated December 21, 2012, between First Bancorp and Purchasers, with respect to the issuance and sale of common stock and the issuance and sale of Series C Preferred Stock, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012 and is incorporated herein by reference.

10.y	Loan Purchase Agreement By and Between First Bank and Violet Portfolio, LLC dated as of January 23, 2013 was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2013, and is incorporated herein by reference.

10.z	Employment Agreement between the Company and Michael G. Mayer dated March 10, 2014. (*)

10.aa	Amendment to the First Bancorp Senior Management Supplemental Executive Retirement Plan dated March 11, 2014. (*)

12	Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm, Elliott Davis, PLLC

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (1)

______________

(b)	Exhibits - see (a)(3) above

(c)	No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

(1)	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.
163

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southern Pines, and State of North Carolina, on the 17th day of March 2014.

First Bancorp

By:    /s/ Richard H. Moore

              Richard H. Moore

President, Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers

/s/    Richard H. Moore

        Richard H. Moore

President, Chief Executive Officer and Treasurer

/s/ Anna G. Hollers Anna G. Hollers Executive Vice President Chief Operating Officer / Secretary March 17, 2014	/s/ Eric P. Credle Eric P. Credle Executive Vice President Chief Financial Officer (Principal Accounting Officer) March 17, 2014

Board of Directors

/s/ Mary Clara Capel Mary Clara Capel Chairman of the Board Director March 17, 2014	/s/ George R. Perkins, Jr. George R. Perkins, Jr. Director March 17, 2014

/s/ Daniel T. Blue, Jr. Daniel T. Blue, Jr. Director March 17, 2014	/s/ Thomas F. Phillips Thomas F. Phillips Director March 17, 2014

/s/ Jack D. Briggs Jack D. Briggs Director March 17, 2014	/s/ Frederick L. Taylor II Frederick L. Taylor II Director March 17, 2014

/s/ David L. Burns David L. Burns Director March 17, 2014	/s/ Virginia C. Thomasson Virginia C. Thomasson Director March 17, 2014

s/ James C. Crawford, III James C. Crawford, III Director March 17, 2014	/s/ Dennis A. Wicker Dennis A. Wicker Director March 17, 2014

/s/ James G. Hudson, Jr. James G. Hudson, Jr. Director March 17, 2014	/s/ John C. Willis John C. Willis Director March 17, 2014

/s/ Richard H. Moore Richard H. Moore Director March 17, 2014

165