Form 10-Q
period 2014-03-31
FIRST BANCORP /NC/
filed 2014-05-12
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission File Number 0-15572

                            FIRST BANCORP

(Exact Name of Registrant as Specified in its Charter)

North Carolina	56-1421916
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

300 SW Broad St., Southern Pines, North Carolina	28387
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's telephone number, including area code)	(910) 246-2500

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

The number of shares of the registrant's Common Stock outstanding on April 30, 2014 was 19,695,316.

INDEX

FIRST BANCORP AND SUBSIDIARIES

Index

FORWARD-LOOKING STATEMENTS

Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2013 Annual Report on Form 10-K.

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	March 31, 2014	December 31, 2013 (audited)	March 31, 2013
ASSETS
Cash and due from banks, noninterest-bearing	$219,779	83,881	73,205
Due from banks, interest-bearing	163,489	136,644	242,890
Federal funds sold	821	2,749	249
Total cash and cash equivalents	384,089	223,274	316,344

Securities available for sale	180,190	173,041	170,214
Securities held to maturity (fair values of $57,192, $56,700, and $60,758)	53,937	53,995	55,649

Presold mortgages in process of settlement	4,587	5,422	4,584

Loans – non-covered	2,256,726	2,252,885	2,132,683
Loans – covered by FDIC loss share agreement	190,551	210,309	263,468
Total loans	2,447,277	2,463,194	2,396,151
Allowance for loan losses – non-covered	(44,706)	(44,263)	(44,761)
Allowance for loan losses – covered	(3,421)	(4,242)	(5,028)
Total allowance for loan losses	(48,127)	(48,505)	(49,789)
Net loans	2,399,150	2,414,689	2,346,362

Premises and equipment	76,970	77,448	77,823
Accrued interest receivable	8,990	9,649	9,737
FDIC indemnification asset	35,504	48,622	100,594
Goodwill	65,835	65,835	65,835
Other intangible assets	2,640	2,834	3,495
Foreclosed real estate – non-covered	11,740	12,251	20,115
Foreclosed real estate – covered	19,504	24,497	30,156
Bank-owned life insurance	44,367	44,040	28,065
Other assets	27,320	29,473	51,972
Total assets	$3,314,823	3,185,070	3,280,945

LIABILITIES
Deposits: Noninterest bearing checking accounts	$511,612	482,650	429,202
Interest bearing checking accounts	550,702	557,413	539,270
Money market accounts	557,346	551,335	575,766
Savings accounts	177,744	169,023	166,510
Time deposits of $100,000 or more	584,481	564,527	649,714
Other time deposits	404,839	426,071	497,105
Total deposits	2,786,724	2,751,019	2,857,567
Borrowings	136,394	46,394	46,394
Accrued interest payable	758	879	1,118
Other liabilities	14,860	14,856	18,634
Total liabilities	2,938,736	2,813,148	2,923,713

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: 63,500, 63,500, and 63,500 shares	63,500	63,500	63,500
Series C, convertible, issued & outstanding: 728,706, 728,706, and 728,706 shares	7,287	7,287	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 19,695,316, 19,679,659, and 19,669,302 shares	132,215	132,099	131,896
Retained earnings	171,021	167,136	154,911
Accumulated other comprehensive income (loss)	2,064	1,900	(362)
Total shareholders’ equity	376,087	371,922	357,232
Total liabilities and shareholders’ equity	$3,314,823	3,185,070	3,280,945

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Interest and fees on loans	$36,086	33,551
Interest on investment securities:
Taxable interest income	1,001	905
Tax-exempt interest income	470	479
Other, principally overnight investments	119	154
Total interest income	37,676	35,089

INTEREST EXPENSE
Savings, checking and money market accounts	252	510
Time deposits of $100,000 or more	1,183	1,613
Other time deposits	456	789
Borrowings	250	256
Total interest expense	2,141	3,168

Net interest income	35,535	31,921
Provision for loan losses – non-covered	3,365	5,771
Provision for loan losses – covered	210	5,378
Total provision for loan losses	3,575	11,149
Net interest income after provision for loan losses	31,960	20,772

NONINTEREST INCOME
Service charges on deposit accounts	3,573	2,935
Other service charges, commissions and fees	2,367	2,175
Fees from presold mortgage loans	607	747
Commissions from sales of insurance and financial products	594	399
Bank-owned life insurance income	327	208
Foreclosed property gains (losses) – non-covered	(156)	758
Foreclosed property gains (losses) – covered	(2,117)	(4,616)
FDIC indemnification asset income (expense), net	(4,916)	4,897
Other gains (losses)	19	(395)
Total noninterest income	298	7,108

NONINTEREST EXPENSES
Salaries	11,648	10,677
Employee benefits	2,311	2,627
Total personnel expense	13,959	13,304
Net occupancy expense	1,880	1,674
Equipment related expenses	928	1,088
Intangibles amortization	194	199
Other operating expenses	6,590	6,959
Total noninterest expenses	23,551	23,224

Income before income taxes	8,707	4,656
Income tax expense	3,031	1,556

Net income	5,676	3,100

Preferred stock dividends	(217)	(245)

Net income available to common shareholders	$5,459	2,855

Earnings per common share:
Basic	$0.28	0.15
Diluted	0.27	0.14

Dividends declared per common share	$0.08	0.08

Weighted average common shares outstanding:
Basic	19,688,183	19,669,302
Diluted	20,424,475	20,409,760

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
($ in thousands-unaudited)	2014	2013

Net income	$5,676	3,100
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	303	(308)
Tax (expense) benefit	(118)	120
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	(54)	3
Tax expense (benefit)	33	(1)
Other comprehensive income (loss)	164	(186)
Comprehensive income	$5,840	2,914

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2013	$70,787	19,669	$131,877	153,629	(176)	356,117

Net income				3,100		3,100
Cash dividends declared ($0.08 per common share)				(1,573)		(1,573)
Preferred dividends				(245)		(245)
Stock-based compensation		—	19			19
Other comprehensive income (loss)					(186)	(186)

Balances, March 31, 2013	$70,787	19,669	$131,896	154,911	(362)	357,232

Balances, January 1, 2014	$70,787	19,680	$132,099	167,136	1,900	371,922

Net income				5,676		5,676
Cash dividends declared ($0.08 per common share)				(1,574)		(1,574)
Preferred dividends				(217)		(217)
Stock-based compensation		15	116			116
Other comprehensive income (loss)					164	164

Balances, March 31, 2014	$70,787	19,695	$132,215	171,021	2,064	376,087

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2014	2013
Cash Flows From Operating Activities
Net income	$5,676	3,100
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	3,575	11,149
Net security premium amortization	493	620
Purchase accounting accretion and amortization, net	(6,362)	(3,551)
Foreclosed property losses and write-downs, net	2,273	3,858
Other losses (gains)	(19)	395
Decrease in net deferred loan costs	169	1
Depreciation of premises and equipment	1,157	1,121
Stock-based compensation expense	23	19
Amortization of intangible assets	194	199
Origination of presold mortgages in process of settlement	(19,110)	(26,675)
Proceeds from sales of presold mortgages in process of settlement	20,073	30,581
Decrease in accrued interest receivable	659	464
Decrease (increase) in other assets	5,469	(3,233)
Decrease in accrued interest payable	(121)	(208)
Increase (decrease) in other liabilities	43	(816)
Net cash provided by operating activities	14,192	17,024

Cash Flows From Investing Activities
Purchases of securities available for sale	(13,474)	(13,084)
Proceeds from maturities/issuer calls of securities available for sale	6,194	9,359
Proceeds from maturities/issuer calls of securities held to maturity	—	350
Net decrease (increase) in loans	13,646	(13,713)
Proceeds from FDIC loss share agreements	9,384	6,899
Proceeds from sales of foreclosed real estate	7,739	25,669
Purchases of premises and equipment	(783)	(3,152)
Proceeds from loans held for sale	—	30,393
Net cash received in acquisition	—	38,315
Net cash provided by investing activities	22,706	81,036

Cash Flows From Financing Activities
Net increase (decrease) in deposits	35,708	(21,118)
Net increase in borrowings	90,000	—
Cash dividends paid – common stock	(1,574)	(1,573)
Cash dividends paid – preferred stock	(217)	(532)
Net cash provided (used) by financing activities	123,917	(23,223)

Increase in cash and cash equivalents	160,815	74,837
Cash and cash equivalents, beginning of period	223,274	241,507

Cash and cash equivalents, end of period	$384,089	316,344

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,262	3,322
Income taxes	—	—
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	185	(188)
Foreclosed loans transferred to other real estate	4,508	3,354

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended March 31, 2014 and 2013

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2014 and 2013 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2014 and 2013. All such adjustments were of a normal, recurring nature. Reference is made to the 2013 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2013 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

In July 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments became effective for the Company for reporting periods beginning after December 15, 2013 and did not have a material effect on its financial statements.

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

Note 3 – Reclassifications

Certain amounts reported in the period ended March 31, 2013 have been reclassified to conform to the presentation for March 31, 2014. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Index

Note 4 – Equity-Based Compensation Plans

At March 31, 2014, the Company had the following equity-based compensation plans: the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, and the First Bancorp 1994 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007. As of March 31, 2014, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

Based on the Company’s performance in 2013, the Company granted long-term restricted shares of common stock to the chief executive officer on February 11, 2014 with a two year minimum vesting period. The total compensation expense associated with this grant was $278,200 and the grant will fully vest on January 1, 2016. One third of this value was expensed during 2013. The Company recorded $23,200 in compensation expense during the three months ended March 31, 2014 and expects to record $23,200 in compensation expense each quarter thereafter until the award vests.

The Company granted long-term restricted shares of common stock to certain senior executives on February 23, 2012 with a two year minimum vesting period. The total compensation expense associated with this grant was $58,900 and the grant fully vested on February 23, 2014. The Company recorded $600 and $11,200 in compensation expense related to this grant during the three months ended March, 31, 2014 and 2013, respectively.

Under the terms of the Predecessor Plans and the First Bancorp 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At March 31, 2014, there were 463,102 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $9.76 to $22.12. At March 31, 2014, there were 745,881 shares remaining available for grant under the First Bancorp 2007 Equity Plan.

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

Index

The Company’s equity grants for the three months ended March 31, 2014 were the issuance of 15,657 shares of long-term restricted stock to the chief executive officer on February 11, 2014, at a fair market value of $17.77 per share, which was the closing price of the Company’s common stock on that date.

The Company had no equity grants for the three months ended March 31, 2013.

The Company recorded total stock-based compensation expense of $23,800 and $19,200 for the three-month periods ended March 31, 2014 and 2013, respectively, which relates to the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $9,300 and $7,500 of income tax benefits related to stock based compensation expense in the income statement for the three months ended March 31, 2014 and 2013, respectively.

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

The following table presents information regarding the activity for the first three months of 2014 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2014	463,102	$17.95

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2014	463,102	$17.95	2.8	$1,091,000

Exercisable at March 31, 2014	388,102	$19.54	1.8	$391,000

The Company did not have any stock option exercises during the three months ended March 31, 2014 or 2013. The Company recorded no tax benefits from the exercise of nonqualified stock options during the three months ended March 31, 2014 or 2013.

Index

The following table presents information regarding the activity the first three months of 2014 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2014	45,374	$9.90

Granted during the period	15,657	17.77
Vested during the period	(5,374)	14.54
Forfeited or expired during the period	—	—

Nonvested at March 31, 2014	55,657	$12.01

Note 5 – Earnings Per Common Share

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

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended March 31,
	2014			2013
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$5,459	19,688,183	$0.28	$2,855	19,669,302	$0.15

Effect of Dilutive Securities	58	736,292		58	740,458

Diluted EPS per common share	$5,517	20,424,475	$0.27	$2,913	20,409,760	$0.14

For the three months ended March 31, 2014, there were 255,229 options that were antidilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities. Also, for the three months ended March 31, 2014, the Company excluded 75,000 options that had an exercise price below the average market price for the period, but had performance vesting requirements that the Company has concluded are not probable to vest. For the three months ended March 31, 2013, there were 351,863 options that were antidilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities.

Index

Note 6 – Securities

The book values and approximate fair values of investment securities at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014				December 31, 2013
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$22,435	22,296	34	(173)	18,432	18,245	32	(219)
Mortgage-backed securities	149,366	148,081	1,277	(2,562)	148,646	147,187	1,415	(2,874)
Corporate bonds	3,999	3,675	36	(360)	3,999	3,598	44	(445)
Equity securities	6,107	6,138	43	(12)	3,984	4,011	40	(13)
Total available for sale	$181,907	180,190	1,390	(3,107)	175,061	173,041	1,531	(3,551)

Securities held to maturity:
State and local governments	$53,937	57,192	3,255	—	53,995	56,700	2,709	(4)

Included in mortgage-backed securities at March 31, 2014 were collateralized mortgage obligations with an amortized cost of $174,000 and a fair value of $180,000. Included in mortgage-backed securities at December 31, 2013 were collateralized mortgage obligations with an amortized cost of $192,000 and a fair value of $200,000. All of the Company’s mortgage-backed securities, including collateralized mortgage obligations, were issued by government-sponsored corporations.

The Company owned Federal Home Loan Bank (FHLB) stock with a cost and fair value of $6,016,000 at March 31, 2014 and $3,894,000 at December 31, 2013, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB. The investment in this stock is a requirement for membership in the FHLB system. Periodically the FHLB recalculates the Company’s required level of holdings, and the Company either buys more stock or the FHLB redeems a portion of the stock at cost.

The following table presents information regarding securities with unrealized losses at March 31, 2014:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$12,262	173	—	—	12,262	173
Mortgage-backed securities	62,049	1,175	24,496	1,387	86,545	2,562
Corporate bonds	—	—	640	360	640	360
Equity securities	—	—	22	12	22	12
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$74,311	1,348	25,158	1,759	99,469	3,107

The following table presents information regarding securities with unrealized losses at December 31, 2013:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$12,212	219	—	—	12,212	219
Mortgage-backed securities	64,937	1,675	17,979	1,199	82,916	2,874
Corporate bonds	—	—	555	445	555	445
Equity securities	—	—	22	13	22	13
State and local governments	992	4	—	—	992	4
Total temporarily impaired securities	$78,141	1,898	18,556	1,657	96,697	3,555

Index

In the above tables, all of the non-equity securities that were in an unrealized loss position at March 31, 2014 and December 31, 2013 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The Company has also concluded that each of the equity securities in an unrealized loss position at March 31, 2014 and December 31, 2013 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $6,016,000 and $3,894,000 at March 31, 2014 and December 31, 2013, respectively, which was the FHLB stock discussed above. The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at March 31, 2014, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	—	—
Due after one year but within five years	21,499	21,413	7,481	8,074
Due after five years but within ten years	3,935	3,918	37,579	39,791
Due after ten years	1,000	640	8,877	9,327
Mortgage-backed securities	149,366	148,081	—	—
Total debt securities	175,800	174,052	53,937	57,192

Equity securities	6,107	6,138	—	—
Total securities	$181,907	180,190	53,937	57,192

At March 31, 2014 and December 31, 2013 investment securities with carrying values of $82,120,000 and $79,838,000, respectively, were pledged as collateral for public deposits.

The Company recorded no gains or losses on securities during the three month periods ended March 31, 2014 or 2013.

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

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$170,209	7%	$168,469	7%	$162,074	7%
Real estate – construction, land development & other land loans	296,141	12%	305,246	12%	293,918	12%
Real estate – mortgage – residential (1-4 family) first mortgages	829,671	34%	838,862	34%	831,467	35%
Real estate – mortgage – home equity loans / lines of credit	229,167	9%	227,907	9%	236,222	10%
Real estate – mortgage – commercial and other	857,327	35%	855,249	35%	803,875	33%
Installment loans to individuals	64,003	3%	66,533	3%	67,272	3%
Subtotal	2,446,518	100%	2,462,266	100%	2,394,828	100%
Unamortized net deferred loan costs	759		928		1,323
Total loans	$2,447,277		$2,463,194		$2,396,151

As of March 31, 2014, December 31, 2013 and March 31, 2013, net loans include unamortized premiums of $49,000, $98,000, and $368,000, respectively, related to acquired loans.

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$167,443	7%	$164,195	7%	$157,235	7%
Real estate – construction, land development & other land loans	269,216	12%	273,412	12%	253,275	12%
Real estate – mortgage – residential (1-4 family) first mortgages	729,080	32%	730,712	32%	700,429	33%
Real estate – mortgage – home equity loans / lines of credit	215,128	10%	213,016	10%	217,567	10%
Real estate – mortgage – commercial and other	811,612	36%	804,621	36%	736,314	35%
Installment loans to individuals	63,488	3%	66,001	3%	66,540	3%
Subtotal	2,255,967	100%	2,251,957	100%	2,131,360	100%
Unamortized net deferred loan costs	759		928		1,323
Total non-covered loans	$2,256,726		$2,252,885		$2,132,683

Index

The carrying amount of the covered loans at March 31, 2014 consisted of impaired and nonimpaired purchased loans (as determined on the date of acquisition), as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$72	133	2,694	4,435	2,766	4,568
Real estate – construction, land development & other land loans	329	555	26,596	36,520	26,925	37,075
Real estate – mortgage – residential (1-4 family) first mortgages	480	1,336	100,111	117,875	100,591	119,211
Real estate – mortgage – home equity loans / lines of credit	13	20	14,026	16,923	14,039	16,943
Real estate – mortgage – commercial and other	2,394	4,147	43,321	55,179	45,715	59,326
Installment loans to individuals	—	—	515	518	515	518
Total	$3,288	6,191	187,263	231,450	190,551	237,641

The carrying amount of the covered loans at December 31, 2013 consisted of impaired and nonimpaired purchased loans (as determined on the date of the acquisition), as follows:

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

The following table presents information regarding covered purchased nonimpaired loans since December 31, 2012. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2012	$277,489
Principal repayments	(63,588)
Transfers to foreclosed real estate	(13,977)
Loan charge-offs	(12,957)
Accretion of loan discount	20,200
Carrying amount of nonimpaired covered loans at December 31, 2013	207,167
Principal repayments	(21,393)
Transfers to foreclosed real estate	(1,971)
Loan charge-offs	(2,948)
Accretion of loan discount	6,408
Carrying amount of nonimpaired covered loans at March 31, 2014	$187,263

As reflected in the table above, the Company accreted $6,408,000 of the loan discount on purchased nonimpaired loans into interest income during the first quarter of 2014. As of March 31, 2014, there was remaining loan discount of $26,461,000 related to purchased accruing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the estimated lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to 80% of the loan discount accretion, which reduces noninterest income. At March 31, 2014, the Company also had $4,779,000 of loan discount related to purchased nonperforming loans. It is not expected that a significant amount of this discount will be accreted, as it represents estimated losses on these loans.

Index

The following table presents information regarding all purchased impaired loans since December 31, 2012, all of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2012	8,815	3,990	4,825
Change due to payments received	(301)	(31)	(270)
Transfer to foreclosed real estate	(2,100)	(784)	(1,316)
Change due to loan charge-off	(150)	(54)	(96)
Other	(1)	—	(1)
Balance at December 31, 2013	$6,263	3,121	3,142
Change due to payments received	(269)	(103)	(166)
Other	197	(115)	312
Balance at March 31, 2014	$6,191	2,903	3,288

Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During the first quarter of 2014 and 2013, the Company received $179,000 and $0, respectively, in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in the loan discount accretion amount discussed previously.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	March 31, 2014	December 31, 2013	March 31, 2013

Non-covered nonperforming assets
Nonaccrual loans	$44,129	$41,938	$38,917
Restructured loans - accruing	26,335	27,776	24,378
Accruing loans > 90 days past due	—	—	—
Total non-covered nonperforming loans	70,464	69,714	63,295
Foreclosed real estate	11,740	12,251	20,115
Total non-covered nonperforming assets	$82,204	$81,965	$83,410

Covered nonperforming assets
Nonaccrual loans (1)	$31,986	$37,217	$51,221
Restructured loans - accruing	7,429	8,909	10,582
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	39,415	46,126	61,803
Foreclosed real estate	19,504	24,497	30,156
Total covered nonperforming assets	$58,919	$70,623	$91,959

Total nonperforming assets	$141,123	$152,588	$175,369

(1) At March 31, 2014, December 31, 2013, and March 31, 2013, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $49.3 million, $60.4 million, and $94.8 million, respectively.

Index

The remaining tables in this note present information derived from the Company’s allowance for loan loss model. Relevant accounting guidance requires certain disclosures to be disaggregated based on how the Company develops its allowance for loan losses and manages its credit exposure. This model combines loan types in a different manner than the tables previously presented.

The following table presents the Company’s nonaccrual loans as of March 31, 2014.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$281	113	394
Commercial – secured	4,037	111	4,148
Secured by inventory and accounts receivable	963	175	1,138

Real estate – construction, land development & other land loans	8,550	11,026	19,576

Real estate – residential, farmland and multi-family	18,648	9,843	28,491

Real estate – home equity lines of credit	2,295	351	2,646

Real estate – commercial	8,885	10,367	19,252

Consumer	470	—	470
Total	$44,129	31,986	76,115

The following table presents the Company’s nonaccrual loans as of December 31, 2013.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$222	38	260
Commercial – secured	2,662	114	2,776
Secured by inventory and accounts receivable	545	782	1,327

Real estate – construction, land development & other land loans	8,055	13,502	21,557

Real estate – residential, farmland and multi-family	17,814	12,344	30,158

Real estate – home equity lines of credit	2,200	335	2,535

Real estate – commercial	10,115	10,099	20,214

Consumer	325	3	328
Total	$41,938	37,217	79,155

Index

The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2014.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$218	59	281	34,338	34,896
Commercial - secured	1,478	257	4,037	122,958	128,730
Secured by inventory and accounts receivable	198	—	963	19,681	20,842

Real estate – construction, land development & other land loans	1,478	1,100	8,550	230,182	241,310

Real estate – residential, farmland, and multi-family	11,401	1,655	18,648	838,650	870,354

Real estate – home equity lines of credit	413	277	2,295	197,872	200,857

Real estate - commercial	4,550	399	8,885	698,675	712,509

Consumer	374	165	470	45,460	46,469
Total non-covered	$20,110	3,912	44,129	2,187,816	2,255,967
Unamortized net deferred loan costs					759
Total non-covered loans					$2,256,726

Covered loans	$6,140	163	31,986	152,262	190,551

Total loans	$26,250	4,075	76,115	2,340,078	2,447,277

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at March 31, 2014.

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2013.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$347	94	222	36,352	37,015
Commercial - secured	1,233	462	2,662	117,923	122,280
Secured by inventory and accounts receivable	438	767	545	19,426	21,176

Real estate – construction, land development & other land loans	2,304	1,391	8,055	232,920	244,670

Real estate – residential, farmland, and multi-family	11,682	2,631	17,814	837,260	869,387

Real estate – home equity lines of credit	1,465	305	2,200	194,157	198,127

Real estate - commercial	3,196	214	10,115	696,081	709,606

Consumer	494	187	325	48,690	49,696
Total non-covered	$21,159	6,051	41,938	2,182,809	2,251,957
Unamortized net deferred loan costs					928
Total non-covered loans					$2,252,885

Covered loans	$5,179	768	37,217	167,145	210,309

Total loans	$26,338	6,819	79,155	2,349,954	2,463,194

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2013.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three months ended March 31, 2014.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended March 31, 2014

Beginning balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263
Charge-offs	(625)	(927)	(770)	(106)	(612)	(428)	—	(3,468)
Recoveries	28	236	65	5	95	117	—	546
Provisions	2,054	(3,625)	(1,704)	1,925	4,368	(172)	519	3,365
Ending balance	$8,889	8,650	12,733	3,662	9,375	1,030	367	44,706

Ending balances as of March 31, 2014: Allowance for loan losses

Individually evaluated for impairment	$197	466	2,285	—	571	—	—	3,519

Collectively evaluated for impairment	$8,692	8,184	10,448	3,662	8,804	1,030	367	41,187

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of March 31, 2014:

Ending balance – total	$184,468	241,310	870,354	200,857	712,509	46,469	—	2,255,967

Ending balances as of March 31, 2014: Loans

Individually evaluated for impairment	$1,093	7,411	21,110	499	16,050	11	—	46,174

Collectively evaluated for impairment	$183,375	233,899	849,244	200,358	696,459	46,458	—	2,209,793

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2013.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi-family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2013

Beginning balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643
Charge-offs	(4,418)	(2,739)	(3,732)	(1,314)	(4,346)	(2,174)	(660)	(19,383)
Recoveries	299	743	753	87	1,381	474	—	3,737
Provisions	6,864	2,106	4,039	1,181	3,242	1,274	(440)	18,266
Ending balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263

Ending balances as of December 31, 2013: Allowance for loan losses

Individually evaluated for impairment	$202	544	1,162	1	649	1	—	2,559

Collectively evaluated for impairment	$7,230	12,422	13,980	1,837	4,875	1,512	(152)	41,704

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2013:

Ending balance – total	$180,471	244,670	869,387	198,127	709,606	49,696	—	2,251,957

Ending balances as of December 31, 2013: Loans

Individually evaluated for impairment	$582	8,027	19,111	22	16,894	13	—	44,649

Collectively evaluated for impairment	$179,889	236,643	850,276	198,105	692,712	49,683	—	2,207,308

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three months ended March 31, 2013.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended March 31, 2013

Beginning balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643
Charge-offs	(824)	(823)	(797)	(624)	(540)	(528)	(659)	(4,795)
Recoveries	19	593	546	58	789	137	—	2,142
Provisions	1,067	2,231	1,454	722	218	243	(164)	5,771
Ending balance	$4,949	14,857	15,285	2,040	5,714	1,791	125	44,761

Ending balances as of March 31, 2013: Allowance for loan losses

Individually evaluated for impairment	$192	1,085	1,664	1	1,271	2	—	4,215

Collectively evaluated for impairment	$4,757	13,772	13,621	2,039	4,443	1,789	125	40,546

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of March 31, 2013:

Ending balance – total	$171,721	220,702	838,273	200,136	648,732	51,796	—	2,131,360

Ending balances as of March 31, 2013: Loans

Individually evaluated for impairment	$1,098	7,001	19,725	22	21,375	14	—	49,235

Collectively evaluated for impairment	$170,623	213,701	818,548	200,114	627,357	51,782	—	2,082,125

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three months ended March 31, 2014.

($ in thousands)	Covered Loans

As of and for the three months ended March 31, 2014
Beginning balance	$4,242
Charge-offs	(2,948)
Recoveries	1,917
Provisions	210
Ending balance	$3,421

Ending balances as of March 31, 2014: Allowance for loan losses

Individually evaluated for impairment	$629
Collectively evaluated for impairment	2,792
Loans acquired with deteriorated credit quality	12

Loans receivable as of March 31, 2014:

Ending balance – total	$190,551

Ending balances as of March 31, 2014: Loans

Individually evaluated for impairment	$31,547
Collectively evaluated for impairment	159,004
Loans acquired with deteriorated credit quality	3,288

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2013.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2013
Beginning balance	$4,759
Charge-offs	(13,053)
Recoveries	186
Provisions	12,350
Ending balance	$4,242

Ending balances as of December 31, 2013: Allowance for loan losses

Individually evaluated for impairment	$3,133
Collectively evaluated for impairment	1,109
Loans acquired with deteriorated credit quality	25

Loans receivable as of December 31, 2013:

Ending balance – total	$210,309

Ending balances as of December 31, 2013: Loans

Individually evaluated for impairment	$46,126
Collectively evaluated for impairment	164,183
Loans acquired with deteriorated credit quality	3,142

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three months ended March 31, 2013.

($ in thousands)	Covered Loans

As of and for the three months ended March 31, 2013
Beginning balance	$4,759
Charge-offs	(5,109)
Recoveries	—
Provisions	5,378
Ending balance	$5,028

Ending balances as of March 31, 2013: Allowance for loan losses

Individually evaluated for impairment	$3,862
Collectively evaluated for impairment	1,166
Loans acquired with deteriorated credit quality	17

Loans receivable as of March 31, 2013:

Ending balance – total	$263,468

Ending balances as of March 31, 2013: Loans

Individually evaluated for impairment	$61,803
Collectively evaluated for impairment	201,665
Loans acquired with deteriorated credit quality	4,726

Index

The following table presents the Company’s impaired loans as of March 31, 2014.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$65	65	—	33
Commercial - secured	332	334	—	166
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	5,848	6,715	—	6,123

Real estate – residential, farmland, and multi-family	6,884	7,736	—	5,384

Real estate – home equity lines of credit	499	499	—	250

Real estate – commercial	8,647	10,485	—	7,986

Consumer	11	13	—	6
Total non-covered impaired loans with no allowance	$22,286	25,847	—	19,948

Total covered impaired loans with no allowance	$26,074	40,664	—	27,566

Total impaired loans with no allowance recorded	$48,360	66,511	—	47,514

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$115	116	115	115
Commercial - secured	581	581	82	487
Secured by inventory and accounts receivable	—	—	—	38

Real estate – construction, land development & other land loans	1,563	1,787	466	1,596

Real estate – residential, farmland, and multi-family	14,226	14,408	2,285	14,727

Real estate – home equity lines of credit	—	—	—	11

Real estate – commercial	7,403	7,811	571	8,487

Consumer	—	—	—	7
Total non-covered impaired loans with allowance	$23,888	24,703	3,519	25,468

Total covered impaired loans with allowance	$5,473	6,080	629	11,271

Total impaired loans with an allowance recorded	$29,361	30,783	4,148	36,739

Interest income recorded on non-covered and covered impaired loans during the three months ended March 31, 2014 is considered insignificant.

Index

The following table presents the Company’s impaired loans as of December 31, 2013.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	—
Commercial - secured	—	—	—	334
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	6,398	6,907	—	5,005

Real estate – residential, farmland, and multi-family	3,883	4,429	—	2,329

Real estate – home equity lines of credit	—	—	—	—

Real estate – commercial	7,324	9,008	—	9,981

Consumer	—	—	—	—
Total non-covered impaired loans with no allowance	$17,605	20,344	—	17,649

Total covered impaired loans with no allowance	$29,058	48,785	—	39,215

Total impaired loans with no allowance recorded	$46,663	69,129	—	56,864

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$115	115	63	72
Commercial - secured	392	394	64	1,081
Secured by inventory and accounts receivable	75	75	75	80

Real estate – construction, land development & other land loans	1,629	2,148	544	2,339

Real estate – residential, farmland, and multi-family	15,228	15,642	1,162	13,417

Real estate – home equity lines of credit	22	22	1	637

Real estate – commercial	9,570	10,873	649	5,914

Consumer	13	35	1	466
Total non-covered impaired loans with allowance	$27,044	29,304	2,559	24,006

Total covered impaired loans with allowance	$17,068	22,367	3,133	14,343

Total impaired loans with an allowance recorded	$44,112	51,671	5,692	38,349

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Cash secured loans.
2	Non-cash secured loans that have no minor or major exceptions to the lending guidelines.
3	Non-cash secured loans that have no major exceptions to the lending guidelines.
Weak Pass:
4	Non-cash secured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated.
Watch or Standard:
9	Loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances. This category also includes all loans to insiders and any other loan that management elects to monitor on the watch list.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of March 31, 2014.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$9,173	21,607	7	1,563	2,265	281	34,896
Commercial - secured	33,729	80,771	98	4,512	5,583	4,037	128,730
Secured by inventory and accounts receivable	5,306	12,189	—	1,108	1,276	963	20,842

Real estate – construction, land development & other land loans	46,739	161,944	2,309	11,135	10,633	8,550	241,310

Real estate – residential, farmland, and multi-family	224,433	540,190	5,343	41,802	39,938	18,648	870,354

Real estate – home equity lines of credit	122,366	63,737	1,492	5,223	5,744	2,295	200,857

Real estate - commercial	122,674	527,655	8,944	28,457	15,894	8,885	712,509

Consumer	24,389	19,836	54	663	1,057	470	46,469
Total	$588,809	1,427,929	18,247	94,463	82,390	44,129	2,255,967
Unamortized net deferred loan costs							759
Total non-covered loans							$2,256,726

Total covered loans	$18,501	98,742	—	12,209	29,113	31,986	190,551

Total loans	$607,310	1,526,671	18,247	106,672	111,503	76,115	2,447,277

At March 31, 2014, there was an insignificant amount of loans that were graded “8” with an accruing status.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2013.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$8,495	24,415	7	1,509	2,367	222	37,015
Commercial - secured	31,494	77,441	100	5,597	4,986	2,662	122,280
Secured by inventory and accounts receivable	4,098	12,800	—	2,022	1,711	545	21,176

Real estate – construction, land development & other land loans	31,221	181,050	2,365	11,646	10,333	8,055	244,670

Real estate – residential, farmland, and multi-family	227,053	540,349	5,062	41,583	37,526	17,814	869,387

Real estate – home equity lines of credit	120,205	63,400	1,499	5,699	5,124	2,200	198,127

Real estate - commercial	115,397	533,680	10,014	24,557	15,843	10,115	709,606

Consumer	25,703	21,790	54	829	995	325	49,696
Total	$563,666	1,454,925	19,101	93,442	78,885	41,938	2,251,957
Unamortized net deferred loan costs							928
Total non-covered loans							$2,252,885

Total covered loans	$25,078	92,147	—	8,857	47,010	37,217	210,309

Total loans	$588,744	1,547,072	19,101	102,299	125,895	79,155	2,463,194

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

The vast majority of the Company’s troubled debt restructurings modified during the periods ended March 31, 2014 and 2013 related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended March 31, 2014 and 2013.

($ in thousands)	For the three months ended March 31, 2014
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – residential, farmland, and multi-family	1	$266	$266

Non-covered TDRs - Nonaccrual
Real estate – residential, farmland, and multi-family	2	106	106

Total non-covered TDRs arising during period	3	372	372

Total covered TDRs arising during period– Accruing	—	$—	$—
Total covered TDRs arising during period – Nonaccrual	5	710	682

Total TDRs arising during period	8	$1,082	$1,054

($ in thousands)	For the three months ended March 31, 2013
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – residential, farmland, and multi-family	6	$508	$508
Real estate – commercial	1	61	61
Consumer	1	14	14

Non-covered TDRs - Nonaccrual
Real estate – residential, farmland, and multi-family	3	209	209

Total non-covered TDRs arising during period	11	792	792

Total covered TDRs arising during period– Accruing	1	$47	$40
Total covered TDRs arising during period – Nonaccrual	—	—	—

Total TDRs arising during period	12	$839	$832

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended March 31, 2014 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended March 31, 2014
	Number of Contracts	Recorded Investment
Non-covered accruing TDRs that subsequently defaulted
Real estate – construction, land development & other land loans	1	$5
Real estate – commercial	1	71

Total non-covered TDRs that subsequently defaulted	2	$76

Total accruing covered TDRs that subsequently defaulted	—	$—

Total accruing TDRs that subsequently defaulted	2	$76

Index

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended March 31, 2013 are presented in the table below.

($ in thousands)	For the three months ended March 31, 2013
	Number of Contracts	Recorded Investment
Non-covered accruing TDRs that subsequently defaulted
Real estate – residential, farmland, and multi-family	1	$252

Total non-covered TDRs that subsequently defaulted	1	$252

Total accruing covered TDRs that subsequently defaulted	1	$3,501

Total accruing TDRs that subsequently defaulted	2	$3,753

Note 8 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $759,000, $928,000, and $1,323,000 at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

Note 9 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 41 of the Company’s 2013 Annual Report on Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Receivable related to loss claims incurred, not yet reimbursed	$7,101	12,649	41,701
Receivable related to estimated future claims on loans	24,764	33,398	53,054
Receivable related to estimated future claims on foreclosed real estate	3,639	2,575	5,839
FDIC indemnification asset	$35,504	48,622	100,594

The following presents a rollforward of the FDIC indemnification asset since December 31, 2013.

($ in thousands)
Balance at December 31, 2013	$48,622
Increase related to unfavorable changes in loss estimates	1,195
Increase related to reimbursable expenses	1,104
Cash received	(9,384)
Accretion of loan discount	(5,936)
Other	(97)
Balance at March 31, 2014	$35,504

Index

Note 10 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2014, December 31, 2013, and March 31, 2013 and the carrying amount of unamortized intangible assets as of those same dates.

	March 31, 2014		December 31, 2013		March 31, 2013
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	473	678	462	678	428
Core deposit premiums	8,560	6,125	8,560	5,942	8,560	5,316
Total	$9,238	6,598	9,238	6,404	9,238	5,744

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $194,000 and $199,000 for the three months ended March 31, 2014 and 2013, respectively.

The following table presents the estimated amortization expense for the last three quarters of calendar year 2014 and for each of the four calendar years ending December 31, 2018 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
April 1 to December 31, 2014	$583
2015	721
2016	654
2017	404
2018	129
Thereafter	149
Total	$2,640

Note 11 – Pension Plans

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

The Company recorded pension income totaling $285,000 and $149,000 for the three months ended March 31, 2014 and 2013, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Three Months Ended March 31,
	2014	2013	2014	2013	2014 Total	2013 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	—	56	—	56	—
Interest cost	349	372	53	67	402	439
Expected return on plan assets	(689)	(591)	—	—	(689)	(591)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	—	3	(54)	—	(54)	3
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost	$(340)	(216)	55	67	(285)	(149)

Index

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

Note 12 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income for the Company are as follows:

($ in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Unrealized gain (loss) on securities available for sale	$(1,718)	(2,021)	2,982
Deferred tax asset (liability)	671	789	(1,163)
Net unrealized gain (loss) on securities available for sale	(1,047)	(1,232)	1,819

Additional pension asset (liability)	5,081	5,135	(3,576)
Deferred tax asset (liability)	(1,970)	(2,003)	1,395
Net additional pension asset (liability)	3,111	3,132	(2,181)

Total accumulated other comprehensive income (loss)	$2,064	1,900	(362)

The following table discloses the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2014 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2014	$(1,232)	3,132	1,900
Other comprehensive income (loss) before reclassifications	185	—	185
Amounts reclassified from accumulated other comprehensive income	—	(21)	(21)
Net current-period other comprehensive income (loss)	185	(21)	164

Ending balance at March 31, 2014	$(1,047)	3,111	2,064

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

Index

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2014. The impaired loans shown below are those in which the value is based on the underlying collateral value.

($ in thousands)
Description of Financial Instruments	Fair Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$22,296	—	22,296	—
Mortgage-backed securities	148,081	—	148,081	—
Corporate bonds	3,675	—	3,675	—
Equity securities	6,138	—	6,138	—
Total available for sale securities	$180,190	—	180,190	—

Nonrecurring
Impaired loans – covered	$14,284	—	—	14,284
Impaired loans – non-covered	13,007	—	—	13,007
Foreclosed real estate – covered	19,504	—	—	19,504
Foreclosed real estate – non-covered	11,740	—	—	11,740

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

Impaired loans — Fair values for impaired loans in the above tables are generally collateral dependent and are estimated based on underlying collateral values securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined using an income or market valuation approach based on an appraisal conducted by an independent, licensed third party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

Index

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$14,284	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	13,007	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-39%
Foreclosed real estate – covered	19,504	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	11,740	Appraised value	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-40%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three months ended March 31, 2014 or 2013.

For the three months ended March 31, 2014, the increase in the fair value of securities available for sale was $303,000, which is included in other comprehensive income (net of tax expense of $118,000). For the three months ended March 31, 2013, the decrease in the fair value of securities available for sale was $308,000, which is included in other comprehensive loss (net of tax benefit of $120,000). Fair value measurement methods at March 31, 2014 and 2013 are consistent with those used in prior reporting periods.

Index

The carrying amounts and estimated fair values of financial instruments at March 31, 2014 and December 31, 2013 are as follows:

		March 31, 2014		December 31, 2013
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$219,779	219,779	83,881	83,881
Due from banks, interest-bearing	Level 1	163,489	163,489	136,644	136,644
Federal funds sold	Level 1	821	821	2,749	2,749
Securities available for sale	Level 2	180,190	180,190	173,041	173,041
Securities held to maturity	Level 2	53,937	57,192	53,995	56,700
Presold mortgages in process of settlement	Level 1	4,587	4,587	5,422	5,422
Total loans, net of allowance	Level 3	2,399,150	2,340,855	2,414,689	2,352,834
Accrued interest receivable	Level 1	8,990	8,990	9,649	9,649
FDIC indemnification asset	Level 3	35,504	34,292	48,622	47,032
Bank-owned life insurance	Level 1	44,367	44,367	44,040	44,040

Deposits	Level 2	2,786,724	2,788,007	2,751,019	2,752,375
Borrowings	Level 2	136,394	122,218	46,394	34,795
Accrued interest payable	Level 2	758	758	879	879

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

Deposits - The fair value of deposits with no stated maturity, such as noninterest-bearing checking accounts, savings accounts, interest-bearing checking accounts, and money market accounts, is equal to the amount payable on demand as of the valuation date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered in the marketplace for deposits of similar remaining maturities.

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

Index

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

Note 14 – Shareholders’ Equity Transactions

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

For the first three months of 2014 and 2013, the Company accrued approximately $159,000 and $187,000, respectively, in preferred dividend payments for the Series B Preferred Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

The Series C Preferred Stock pays a dividend per share equal to that of the Company’s common stock. During each of the first quarters of 2014 and 2013, the Company accrued approximately $58,000 in preferred dividend payments for the Series C Preferred Stock.

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

Index

FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 41 of the Company’s 2013 Annual Report on Form 10-K for a detailed explanation of this asset.

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses, foreclosed properties, and the corresponding FDIC indemnification asset:

($ in thousands)
At March 31, 2014	Cooperative Single Family Loss Share Loans	Cooperative Non-Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Bank of Asheville Non-Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/30/2019	6/30/2014	3/31/2021	3/31/2016

Nonaccrual covered loans
Unpaid principal balance	$9,089	32,244	571	7,398	49,302
Carrying value prior to loan discount*	8,933	21,098	453	6,281	36,765
Loan discount	1,368	980	258	2,173	4,779
Net carrying value	7,565	20,118	195	4,108	31,986
Allowance for loan losses	439	937	1	85	1,462
Indemnification asset recorded	1,405	1,100	198	1,592	4,295

All other covered loans
Unpaid principal balance	112,527	30,678	10,450	32,186	185,841
Carrying value prior to loan discount*	112,431	30,277	10,361	31,957	185,026
Loan discount	15,335	1,021	2,916	7,189	26,461
Net carrying value	97,096	29,256	7,445	24,768	158,565
Allowance for loan losses	168	1,508	11	272	1,959
Indemnification asset recorded	11,934	817	2,309	5,563	20,623

All covered loans
Unpaid principal balance	121,616	62,922	11,021	39,584	235,143
Carrying value prior to loan discount*	121,364	51,375	10,814	38,238	221,791
Loan discount	16,703	2,001	3,174	9,362	31,240
Net carrying value	104,661	49,374	7,640	28,876	190,551
Allowance for loan losses	607	2,445	12	357	3,421
Indemnification asset recorded	13,339	1,917	2,507	7,155	24,918	**

Foreclosed Properties
Net carrying value	3,391	10,670	170	5,273	19,504
Indemnification asset recorded	1,594	879	125	1,041	3,639

* Reflects partial charge-offs

** A present value adjustment of $154 reduces the carrying value of this asset to $24,764.

As noted in the table above, our loss share agreement related to Cooperative Bank’s non-single family assets expires in June 2014 and our loss share agreement related to Bank of Asheville’s non-single family assets expires in January 2016. We continue to make progress in winding down these portfolios, and we do not currently expect that the upcoming expiration of the Cooperative non-single family agreement will have a material impact on our company. As it relates to those portions of covered loans, we expect accelerated amounts of loan discount accretion and corresponding indemnification asset expense until the expiration dates and the loss share attributes of the loan portfolio are resolved.

At June 30, 2014, the remaining balances associated with the Cooperative non-single family loans and foreclosed properties will be transferred from the covered portfolio to the non-covered portfolio. Therefore, after June 30, 2014, we will bear all future losses on that portfolio of loans and foreclosed properties.

Index

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the first quarter of 2014 amounted to $5.5 million, or $0.27 per diluted common share, compared to net income available to common shareholders of $2.9 million, or $0.14 per diluted common share, recorded in the first quarter of 2013. The higher earnings in 2014 were the result of a higher net interest margin, lower provision for loan losses and higher fee income.

Net Interest Income and Net Interest Margin

Net interest income for the first quarter of 2014 amounted to $35.5 million, an 11.3% increase from the $31.9 million recorded in the first quarter of 2013.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) in the first quarter of 2014 was 5.13% compared to 4.69% for the first quarter of 2013. The 5.13% net interest margin realized in the first quarter of 2014 was a nine basis point increase from the 5.04% margin realized in the fourth quarter of 2013. The higher margins are primarily due to higher amounts of discount accretion on loans purchased in failed-bank acquisitions recognized during the respective periods. Loan discount accretion amounted to $6.4 million in the first quarter of 2014, $5.6 million in the fourth quarter of 2013, and $3.7 million in the first quarter of 2013.

Our cost of funds has steadily declined from 0.45% in the first quarter of 2013 to 0.31% in the first quarter of 2014, which also had a positive impact on our net interest margin.

Provision for Loan Losses and Asset Quality

We recorded total provisions for loan losses of $3.6 million in the first quarter of 2014 compared to $11.1 million for the first quarter of 2013, with the provisions related to both non-covered loans and covered loans being lower in 2014 compared to 2013 – see explanation of the terms “non-covered” and “covered” in the section entitled “Note Regarding Components of Earnings.”

Total non-covered nonperforming assets have remained relatively unchanged over the past year, amounting to $82.2 million at March 31, 2014 (2.65% of total non-covered assets), $82.0 million at December 31, 2013 and $83.4 million at March 31, 2013.

Total covered nonperforming assets have steadily declined in the past year, amounting to $58.9 million at March 31, 2014 compared to $70.6 million at December 31, 2013 and $92.0 million at March 31, 2013. We continue to resolve significant amounts of covered loans and to experience strong property sales along the North Carolina coast, which is where most of our covered assets are located.

Noninterest Income

Total noninterest income for the three months ended March 31, 2014 was $0.3 million compared to $7.1 million for the comparable period of 2013.

Core noninterest income for the first quarter of 2014 was $7.5 million, an increase of 15.5% over the $6.5 million reported for the first quarter of 2013. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income. The largest component of the increase in core noninterest income was in the amount of service charges on deposits that we recorded. In December 2013, we introduced a new deposit product line-up and altered the fee structure of many of our accounts.

Index

Noncore components of noninterest income resulted in net losses of $7.2 million in the first quarter of 2014 compared to net gains of $0.6 million in the first quarter of 2013. The largest variance related to indemnification asset income (expense) – see discussion in the section entitled “Components of Earnings”.

Noninterest Expenses

Noninterest expenses amounted to $23.6 million in the first quarter of 2014 compared to $23.2 million recorded in the first quarter of 2013. Salaries expense increased in the first quarter of 2014 in comparison to the first quarter of 2013 due to hiring additional employees during 2013 in our credit administration and mortgage banking divisions. Partially offsetting the increase in salaries expense were lower collection and foreclosed property expenses in 2014, which reflects lower levels of problem assets.

Balance Sheet and Capital

Total assets at March 31, 2014 amounted to $3.3 billion, a 1.0% increase from a year earlier. Total loans at March 31, 2014 amounted to $2.4 billion, a 2.1% increase from a year earlier, and total deposits amounted to $2.8 billion at March 31, 2014, a 2.5% decrease from a year earlier.

Total loans increased over the past year, as growth in non-covered loans has exceeded the steady decline in covered loans. Our non-covered loans increased by $124 million at March 31, 2014 compared to a year earlier, representing growth of 5.8%. We continue to see improved loan demand as the local economies in our market areas improve.

The lower amount of deposits at March 31, 2014 compared to March 31, 2013 was primarily due to declines in time deposits, with increases in checking accounts offsetting most of the decline. Time deposits are generally one of our most expensive funding sources, and thus the shift from this category benefited our overall cost of funds.

We obtained new borrowings of $90 million in the first quarter of 2014 from a low cost funding source in order to enhance our cash position and in anticipation of future loan growth.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at March 31, 2014 of 16.83% compared to the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 7.30% at March 31, 2014, an increase of 54 basis points from a year earlier.

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

Index

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2014 amounted to $35.5 million, an increase of $3.6 million, or 11.3%, from the $31.9 million recorded in the first quarter of 2013. Net interest income on a tax-equivalent basis for the three month period ended March 31, 2014 amounted to $35.9 million, an increase of $3.6 million, or 11.2%, from the $32.3 million recorded in the first quarter of 2013. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended March 31,
($ in thousands)	2014	2013
Net interest income, as reported	$35,535	31,921
Tax-equivalent adjustment	373	372
Net interest income, tax-equivalent	$35,908	32,293

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three months ended March 31, 2014, the higher net interest income compared to the same period of 2013 was due to a higher net interest margin, increases in interest-earning assets (primarily average loan balances), and decreases in interest-bearing liabilities (see discussion below).

Index

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended March 31,
	2014			2013
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,459,368	5.95%	$36,086	$2,382,861	5.71%	$33,551
Taxable securities	180,228	2.25%	1,001	164,284	2.23%	905
Non-taxable securities (2)	53,975	6.33%	843	55,948	6.17%	851
Short-term investments, principally federal funds	143,235	0.34%	119	187,652	0.33%	154
Total interest-earning assets	2,836,806	5.44%	38,049	2,790,745	5.15%	35,461

Cash and due from banks	83,243			81,081
Premises and equipment	77,440			75,255
Other assets	181,359			281,382
Total assets	$3,178,848			$3,228,463

Liabilities
Interest bearing checking	$529,110	0.06%	$80	$520,936	0.13%	$162
Money market deposits	553,792	0.11%	151	560,203	0.22%	306
Savings deposits	173,228	0.05%	21	162,403	0.10%	42
Time deposits >$100,000	575,627	0.83%	1,183	653,930	1.00%	1,613
Other time deposits	414,987	0.45%	456	496,029	0.65%	789
Total interest-bearing deposits	2,246,744	0.34%	1,891	2,393,501	0.49%	2,912
Borrowings	47,394	2.14%	250	46,394	2.24%	256
Total interest-bearing liabilities	2,294,138	0.38%	2,141	2,439,895	0.53%	3,168

Noninterest bearing checking	492,450			409,744
Other liabilities	15,842			19,462
Shareholders’ equity	376,418			359,362
Total liabilities and shareholders’ equity	$3,178,848			$3,228,463

Net yield on interest-earning assets and net interest income		5.13%	$35,908		4.69%	$32,293
Interest rate spread		5.06%			4.62%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $373,000 and $372,000 in 2014 and 2013, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the first quarter of 2014 were $2.459 billion, which was 3.2% higher than the average loans outstanding for the first quarter of 2013 ($2.383 billion). The higher amount of average loans outstanding in 2014 is due to internal loan growth. Partially offsetting the internal loan growth was the resolution of covered loans within our “covered loan” portfolio through foreclosure, charge-off, or repayment.

The mix of our loan portfolio remained substantially the same at March 31, 2014 compared to December 31, 2013, with approximately 90% of our loans being real estate loans, 7% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the first quarter of 2014 were $2.739 billion, which was 2.3% less than the average deposits outstanding for the first quarter of 2013 ($2.803 billion). Average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $1.653 billion at March 31, 2013 to $1.749 billion at March 31, 2014, representing growth of $96 million, or 5.8%. With the growth of our transaction deposit accounts, we were able to lessen our reliance on higher cost sources of funding, specifically time deposits. Average time deposits declined from $1.150 billion at March 31, 2013 to $991 million at March 31, 2014, a decrease of $159 million, or 13.9%. The favorable change in the funding mix was largely responsible for our average cost of interest bearing liabilities decreasing from 0.53% in the first quarter of 2013 to 0.38% in the first quarter of 2014. Our total cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.31% in the first quarter of 2014 compared to 0.45% in the first quarter of 2013.

Index

See additional information regarding changes in the Company’s loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2014 was 5.13% compared to 4.69% for the first quarter of 2013. The higher margin was primarily a result of a higher amount of discount accretion on loans purchased in failed-bank acquisitions (see discussion below), as well as the lower overall funding costs just discussed.

Our net interest margin benefitted from the net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition that occurred in June 2009 and, to a lesser degree, the acquisition of The Bank of Asheville in January 2011. For the three months ended March 31, 2014 and 2013, we recorded $6,362,000 and $3,551,000, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. The following table presents the detail of the purchase accounting adjustments that impacted net interest income.

	For the Three Months Ended
$ in thousands	March 31, 2014	March 31, 2013

Interest income – reduced by premium amortization on loans	$(49)	(116)
Interest income – increased by accretion of loan discount	6,408	3,658
Interest expense – reduced by premium amortization of deposits	3	9
Impact on net interest income	$6,362	3,551

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

The increase in discount accretion is primarily due to payoffs of loans with loan discounts and increased expectations regarding the collectability of other loans.

We recorded total provisions for loan losses of $3.6 million in the first quarter of 2014 compared to $11.1 million for the first quarter of 2013.

Our provision for loan losses on non-covered loans amounted to $3.4 million in the first quarter of 2014 compared to $5.8 million in the first quarter of 2013. The lower provision in 2014 was primarily the result of lower loan growth during the quarter, stable overall asset quality and low levels of net charge-offs.

Our provision for loan losses on covered loans amounted to $0.2 million in the first quarter of 2014 compared to $5.4 million in the first quarter of 2013. The decrease was primarily due to lower levels of covered nonperforming loans during the period, stabilization in the underlying collateral values of nonperforming loans, and a $1.9 million recovery that we realized in the first quarter of 2014.

Total noninterest income was $0.3 million in the first quarter of 2014 compared to $7.1 million for the first quarter of 2013.

As presented in the table below, core noninterest income for the first quarter of 2014 was $7.5 million, an increase of 15.5% over the $6.5 million reported for the first quarter of 2013. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income.

Index

The following table presents our core noninterest income for the three month periods ending March 31, 2014 and 2013, respectively.

	For the Three Months Ended
$ in thousands	March 31, 2014	March 31, 2013

Service charges on deposit accounts	$3,573	2,935
Other service charges, commissions, and fees	2,367	2,175
Fees from presold mortgages	607	747
Commissions from sales of insurance and financial products	594	399
Bank-owned life insurance income	327	208
Core noninterest income	$7,468	6,464

Most categories of core noninterest income increased during the first three months of 2014 compared to the same period in 2013.

As shown in the table above, service charges on deposit accounts increased from $2.9 million in the first quarter of 2013 to $3.6 million in the first quarter of 2014. In December 2013, we introduced a new deposit product line-up that simplified our product offering and also altered the fee structure of many accounts. Some customer charges were lowered or eliminated, while other fees were increased, with the most significant change being the elimination of free checking for customers maintaining low account balances, which is the primary cause of the higher service charges in 2014.

Other service charges, commissions, and fees increased in 2014 compared to 2013 primarily as a result of higher debit card interchange fees. We earn a small fee each time a customer uses a debit card to make a purchase. Due to the growth in checking accounts and increased customer usage of debit cards, we have experienced increases in this line item.

Fees from presold mortgages decreased from $0.7 million in the first quarter of 2013 to $0.6 million in the first quarter of 2014. Mortgage loan refinancing activity has slowed down since the second quarter of 2013.

Commissions from sales of insurance and financial products have increased in 2014 compared to 2013 as a result of increased sales volume generated by additional personnel hired in our wealth management division over the past three years.

Bank-owned life insurance income was $0.3 million in the first quarter of 2014 compared to $0.2 million in the first quarter of 2013. The increase was due to the purchase of $15 million in bank-owned life insurance in June 2013.

Within the noncore components of noninterest income, we recorded a net loss on non-covered foreclosed properties of $0.2 million during the first quarter of 2014 compared to a net gain of $0.8 million during the first quarter of 2013.

For the first quarter of 2014, we recorded losses of $2.1 million on covered foreclosed properties compared to losses of $4.6 million for the comparable period of 2013. The lower level of losses on covered properties in 2014 has been primarily a result of lower levels of covered foreclosed properties. In addition, losses on covered assets have declined due to stabilization in real estate market values in the coastal region of North Carolina, where most of our covered foreclosed properties are located.

Indemnification asset income (expense) is recorded to reflect additional (decreased) amounts expected to be received from the FDIC related to covered assets arising during the period. The three primary items that result in the recording of indemnification asset income (expense) are 1) loan discount accretion, 2) provisions for loan losses on covered loans and 3) foreclosed property gains (losses) on covered assets. Income and gains on covered assets generally result in the recording of indemnification asset expense, while losses result in indemnification asset income. In the first quarter of 2014, we recorded $4.9 million in indemnification asset expense compared to $4.9 million in indemnification asset income in the first quarter of 2013. The variance between the first quarter of 2014 and the first quarter of 2013 is primarily due to higher indemnification asset expense associated with higher loan discount accretion and fewer covered loan and foreclosed property losses that result in indemnification asset income, as shown in the following table:

Index

($ in millions)	For the Three Months Ended
	March 31, 2014	March 31, 2013

Indemnification asset expense associated with loan discount accretion income	$(5.9)	(2.9)
Indemnification asset income (expense) associated with loan losses (recoveries),net	(0.4)	3.9
Indemnification asset income associated with foreclosed property losses	1.6	3.7
Other sources of indemnification asset income (expense)	(0.2)	0.2
Total indemnification asset income (expense)	$(4.9)	4.9

During the first quarter of 2013, we recorded “other losses” of $0.4 million related to the sale of a parcel of property that we had previously held for a future branch. We decided not to use the property for a branch and disposed of the property.

Noninterest expenses amounted to $23.6 million in the first quarter of 2014, a 1.4% increase over the $23.2 million recorded in the same period of 2013.

Salaries expense was $11.6 million for the first quarter of 2014 compared to $10.7 million in the first quarter of 2013. The increase in salaries expense has been primarily associated with the hiring of additional employees in our credit administration and mortgage banking divisions.

Employee benefits expense was $2.3 million in the first quarter of 2014 compared to $2.6 million in the first quarter of 2013. The decrease primarily relates to a $0.3 million decline in health care expense resulting from lower incurred medical claims.

The combined amount of occupancy and equipment expense did not vary materially when comparing the first quarter of 2014 to the first quarter of 2013, amounting to approximately $2.8 million in each quarter.

Other noninterest expenses amounted to $6.6 million for the first quarter of 2014 compared to $7.0 million in the first quarter of 2013. The biggest variance in this line item was lower repossession and collection expenses. Total collection expenses (net of FDIC reimbursement of covered assets) amounted to $0.3 million in the first quarter of 2014 compared to $1.2 million in the first quarter of 2013 and resulted from lower levels of collection activity and lower levels of foreclosed properties.

For the first quarter of 2014, the provision for income taxes was $3.0 million, an effective tax rate of 34.8%. For the first quarter of 2013, the provision for income taxes was $1.6 million, an effective tax rate of 33.4%.

We accrued total preferred stock dividends of $0.2 million in each of the three months ended March 31, 2014 and 2013. These amounts are deducted from net income in computing “net income available to common shareholders.” The dividend rate can range from 1% to 5% per anum based upon changes in the level of our “Qualified Small Business Lending” (“QSBL”).  We have been able to continually increase our levels of QSBL since 2011 and as such, our Series B Preferred Stock dividend rate has decreased to around 1.0% for both the first quarter of 2013 and 2014. We expect our Series B Preferred Stock dividend rate to remain at an annualized rate of 1.0% until 2016, unless that preferred stock is redeemed at an earlier date.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $164,000 during the first quarter of 2014 compared to other comprehensive loss of $186,000 during the first quarter of 2013. The primary component of other comprehensive income (loss) for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at March 31, 2014 amounted to $3.31 billion, a 1.0% increase from a year earlier. Total loans at March 31, 2014 amounted to $2.45 billion, a 2.1% increase from a year earlier, and total deposits amounted to $2.79 billion, a 2.5 % decrease from a year earlier.

The following table presents information regarding the nature of our growth for the twelve months ended March 31, 2014 and for the first quarter of 2014.

April 1, 2013 to March 31, 2014	Balance at beginning of period	Internal Growth, net (1)	Growth from Acquisitions	Balance at end of period	Total percentage growth	Internal percentage growth (1)

Loans – Non-covered	$2,132,683	124,043	—	2,256,726	5.8%	5.8%
Loans – Covered	263,468	(72,917)	—	190,551	-27.7%	-27.7%
Total loans	2,396,151	51,126	—	2,447,277	2.1%	2.1%

Deposits – Noninterest bearing checking	429,202	82,410	—	511,612	19.2%	19.2%
Deposits – Interest bearing checking	539,270	11,432	—	550,702	2.1%	2.1%
Deposits – Money market	568,092	(14,157)	—	553,935	-2.5%	-2.5%
Deposits – Savings	166,510	11,234	—	177,744	6.7%	6.7%
Deposits – Brokered	118,117	32,155	—	150,272	27.2%	27.2%
Deposits – Internet time	7,689	(5,722)	—	1,967	-74.4%	-74.4%
Deposits – Time>$100,000	532,747	(96,502)	—	436,245	-18.1%	-18.1%
Deposits – Time<$100,000	495,940	(91,693)	—	404,247	-18.5%	-18.5%
Total deposits	$2,857,567	(70,843)	—	2,786,724	-2.5%	-2.5%

January 1, 2014 to March 31, 2014
Loans – Non-covered	$2,252,885	3,841	—	2,256,726	0.2%	0.2%
Loans – Covered	210,309	(19,758)	—	190,551	-9.4%	-9.4%
Total loans	$2,463,194	(15,917)	—	2,447,277	-0.6%	-0.6%

Deposits – Noninterest bearing checking	$482,650	28,962	—	511,612	6.0%	6.0%
Deposits – Interest bearing checking	557,413	(6,711)	—	550,702	-1.2%	-1.2%
Deposits – Money market	547,556	6,379	—	553,935	1.2%	1.2%
Deposits – Savings	169,023	8,721	—	177,744	5.2%	5.2%
Deposits – Brokered	116,087	34,185	—	150,272	29.4%	29.4%
Deposits – Internet time	1,319	648	—	1,967	49.1%	49.1%
Deposits – Time>$100,000	451,741	(15,496)	—	436,245	-3.4%	-3.4%
Deposits – Time<$100,000	425,230	(20,983)	—	404,247	-4.9%	-4.9%
Total deposits	$2,751,019	35,705	—	2,786,724	1.3%	1.3%

(1)	Excludes the impact of acquisitions in the year of acquisition, but includes growth or declines in acquired operations after the date of acquisition.

As derived from the table above, for the twelve months preceding March 31, 2014, our total loans increased $51 million, or 2.1%. Over that period, we experienced internal growth in our non-covered loan portfolio of $124 million, or 5.8%. Partially offsetting the growth in non-covered loans were normal loan pay-downs, foreclosures, and loan charge-offs of our covered loans, which declined by $73 million at March 31, 2014 compared to a year earlier. We continue to pursue lending opportunities in order to improve our asset yields.

For the first three months of 2014, we experienced internal growth in our non-covered loan portfolio of $4 million, or 0.2%. These increases were more than offset by a decline in our covered loans of $20 million. We expect to experience higher loan growth in our non-covered loans portfolio for the remainder of 2014, while we expect our current portfolio of covered loans to continue to steadily decline. As discussed previously, at June 30, 2014, one of our loss share agreements expires and we will transfer that portfolio of loans from the “covered” category to the “non-covered” category.

The mix of our loan portfolio remains substantially the same at March 31, 2014 compared to December 31, 2013. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

Note 7 to the consolidated financial statements presents additional detailed information regarding our mix of loans, including a break-out between loans covered by FDIC loss share agreements and non-covered loans. Additionally, the section above titled “FDIC Indemnification Asset” contains detail of our covered loans and foreclosed properties segregated by each of the four loss-share agreements.

For the twelve month periods ended March 31, 2014, we experienced a net decline in total deposits of $71 million, which was a result of growth in our transaction account deposits (checking, money market, and savings) that was more than offset by declines in our time deposit accounts. Over this period, growth of $91 million in our transaction account categories was more than offset by a $162 million decline in time deposits, including brokered deposits and internet time deposits.

For the first three months of 2014, we experienced a net increase in total deposits of $36 million. Transaction account deposits increased $37 million, while the net decline in time deposits was only $2 million. Within time deposits, we obtained $34 million in brokered deposits to help offset declines of $36 million in the retail time deposit categories (“Time>$100,000” and “Time<$100,000” categories).

As shown above, the retail time deposit categories experienced significant declines over the time periods shown. Due to the low interest rates we are currently offering as a result of the overall low interest rate environment in the marketplace, our analysis indicates that some customers are shifting their funds related to matured time deposits to their transaction accounts at our company, while other customers are withdrawing their funds from our company in search of higher yields from other companies. We expect this trend to continue.

We obtained new borrowings of $90 million in the first quarter of 2014 from a low cost funding source in order to enhance our cash position and in anticipation of future loan growth.

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

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended March 31, 2014	As of/for the quarter ended December 31, 2013	As of/for the quarter ended March 31, 2013

Non-covered nonperforming assets
Nonaccrual loans	$44,129	41,938	38,917
Restructured loans – accruing	26,335	27,776	24,378
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	70,464	69,714	63,295
Foreclosed real estate	11,740	12,251	20,115
Total non-covered nonperforming assets	$82,204	81,965	83,410

Covered nonperforming assets (1)
Nonaccrual loans	$31,986	37,217	51,221
Restructured loans – accruing	7,429	8,909	10,582
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	39,415	46,126	61,803
Foreclosed real estate	19,504	24,497	30,156
Total covered nonperforming assets	$58,919	70,623	91,959

Total nonperforming assets	$141,123	152,588	175,369

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.65%	1.31%	1.32%
Nonperforming loans to total loans	4.49%	4.70%	5.22%
Nonperforming assets to total assets	4.26%	4.79%	5.35%
Allowance for loan losses to total loans	1.97%	1.97%	2.08%
Allowance for loan losses to nonperforming loans	43.80%	41.87%	39.80%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	0.52%	0.74%	0.51%
Non-covered nonperforming loans to non-covered loans	3.12%	3.09%	2.97%
Non-covered nonperforming assets to total non-covered assets	2.65%	2.78%	2.79%
Allowance for loan losses to non-covered loans	1.98%	1.96%	2.10%
Allowance for loan losses to non-covered nonperforming loans	63.45%	63.49%	70.72%

(1) Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the continuing weak economy in our market area, particularly in more rural areas, we have experienced high levels of loan losses, delinquencies and nonperforming assets compared to our historical averages.

Index

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At March 31, 2014	At December 31, 2013	At March 31, 2013
Commercial, financial, and agricultural	$5,627	5,690	2,866
Real estate – construction, land development, and other land loans	20,692	22,688	26,657
Real estate – mortgage – residential (1-4 family) first mortgages	20,290	21,751	21,067
Real estate – mortgage – home equity loans/lines of credit	3,999	4,081	2,987
Real estate – mortgage – commercial and other	25,017	24,568	35,590
Installment loans to individuals	490	377	971
Total nonaccrual loans	$76,115	79,155	90,138

The following segregates our nonaccrual loans at March 31, 2014 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$399	5,228	5,627
Real estate – construction, land development, and other land loans	10,836	9,856	20,692
Real estate – mortgage – residential (1-4 family) first mortgages	7,240	13,050	20,290
Real estate – mortgage – home equity loans/lines of credit	461	3,538	3,999
Real estate – mortgage – commercial and other	13,050	11,967	25,017
Installment loans to individuals	—	490	490
Total nonaccrual loans	$31,986	44,129	76,115

The following segregates our nonaccrual loans at December 31, 2013 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$935	4,755	5,690
Real estate – construction, land development, and other land loans	13,274	9,414	22,688
Real estate – mortgage – residential (1-4 family) first mortgages	9,447	12,304	21,751
Real estate – mortgage – home equity loans/lines of credit	509	3,572	4,081
Real estate – mortgage – commercial and other	13,050	11,518	24,568
Installment loans to individuals	2	375	377
Total nonaccrual loans	$37,217	41,938	79,155

Among non-covered loans, the tables above indicate small increases in most categories of non-covered nonaccrual loans. Residential first mortgage loans experienced the largest increase, which was caused by increased efforts to work with home borrowers on repayment plans, increased legal delays in the foreclosure process, and continued challenging economic conditions in some of our more rural market areas.

“Restructured loans - accruing”, or troubled debt restructurings (TDRs), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. As seen in the previous table “Asset Quality Data”, at March 31, 2014, total TDRs (covered and non-covered) amounted to $33.8 million, compared to $36.7 million at December 31, 2013, and $35.0 million at March 31, 2013. The decline from December 31, 2013 to March 31, 2014 is primarily a result of TDRs that re-defaulted during the quarter and were placed on nonaccrual status.

Foreclosed real estate includes primarily foreclosed properties. Non-covered foreclosed real estate has decreased over the past year, amounting to $11.7 million at March 31, 2014, $12.3 million at December 31, 2013, and $20.1 million at March 31, 2013. The decreases were the result of strong sales activity during the periods, which was consistent with our strategy implemented in 2012 to accelerate the disposition of foreclosed properties.

At March 31, 2014, we also held $19.5 million in foreclosed real estate that is subject to the loss share agreements with the FDIC, which is a decline from $24.5 million at December 31, 2013 and $30.2 million at March 31, 2013. The decreases are due to increased property sales activity, particularly along the North Carolina coast, which is where most of our covered foreclosed properties are located.

Index

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

The following table presents the detail of all of our foreclosed real estate at each period end (covered and non-covered):

($ in thousands)	At March 31, 2014	At December 31, 2013	At March 31, 2013
Vacant land	$16,374	19,295	30,229
1-4 family residential properties	6,856	7,982	11,713
Commercial real estate	8,014	9,471	8,329
Total foreclosed real estate	$31,244	36,748	50,271

The following segregates our foreclosed real estate at March 31, 2014 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$11,508	4,866	16,374
1-4 family residential properties	4,730	2,126	6,856
Commercial real estate	3,266	4,748	8,014
Total foreclosed real estate	$19,504	11,740	31,244

The following segregates our foreclosed real estate at December 31, 2013 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$14,043	5,252	19,295
1-4 family residential properties	5,102	2,880	7,982
Commercial real estate	5,352	4,119	9,471
Total foreclosed real estate	$24,497	12,251	36,748

Index

The following table presents geographical information regarding our nonperforming assets at March 31, 2014.

	As of March 31, 2014
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$30,769	11,728	42,497	$569,000	7.5%
Triangle Region (NC)	—	21,343	21,343	765,000	2.8%
Triad Region (NC)	—	17,606	17,606	372,000	4.7%
Charlotte Region (NC)	—	2,351	2,351	97,000	2.4%
Southern Piedmont Region (NC)	1,861	6,541	8,402	237,000	3.5%
Western Region (NC)	6,656	14	6,670	55,000	12.1%
South Carolina Region	129	3,396	3,525	108,000	3.3%
Virginia Region	—	7,485	7,485	232,000	3.2%
Other	—	—	—	12,000	0.0%
Total nonaccrual loans and troubled debt restructurings	$39,415	70,464	109,879	$2,447,000	4.5%

Foreclosed Real Estate (1)
Eastern Region (NC)	$13,601	1,705	15,306
Triangle Region (NC)	—	3,642	3,642
Triad Region (NC)	—	2,976	2,976
Charlotte Region (NC)	—	687	687
Southern Piedmont Region (NC)	411	842	1,253
Western Region (NC)	5,443	—	5,443
South Carolina Region	49	1,317	1,366
Virginia Region	—	154	154
Other	—	417	417
Total foreclosed real estate	$19,504	11,740	31,244

(1)	The counties comprising each region are as follows:

Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Onslow, Carteret

Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake

Triad North Carolina Region - Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly

Charlotte North Carolina Region - Iredell, Cabarrus, Rowan, Mecklenburg

Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland

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

The weak economic environment since 2009 has resulted in elevated levels of classified and nonperforming assets, which has led to higher provisions for loan losses compared to historical averages. While we have begun to see signs of a recovering economy in most of our market areas, the recovery seems to be lagging and is less robust than that of the national economy. We continue to have an elevated level of past due and adversely classified assets compared to historic averages. In fact, over the past year we have experienced steady, but small, increases in our non-covered nonperforming and adversely classified assets – see Note 7 to the consolidated financial statements for detail. Despite the higher levels of these problem assets, based on our analysis, we believe the severity of the loss rate inherent in our classified loans is less than in recent years. In addition, we believe that our allowance for loan losses is sufficient to absorb the probable losses inherent in our portfolio at March 31, 2014.

Index

Our total provision for loan losses was $3.6 million for the first quarter of 2014 compared to $11.1 million in the first quarter of 2013. The total provision for loan losses is comprised of provisions for loan losses for non-covered loans and provisions for loan losses for covered loans, as discussed in the following paragraphs.

The provision for loan losses on non-covered loans amounted to $3.4 million in the first quarter of 2014 compared to $5.8 million in the first quarter of 2013.  The lower provision in 2014 was primarily the result of lower loan growth during the quarter, less inherent risk in our portfolio resulting from stabilization of overall asset quality, and low levels of net charge-offs.

The provision for loan losses on covered loans amounted to $0.2 million in the first quarter of 2014 compared to $5.4 million in the first quarter of 2013. The decrease was primarily due to lower levels of covered nonperforming loans during the period, stabilization in the underlying collateral values of nonperforming loans, and a $1.9 million recovery that we realized in the first quarter of 2014.

For the first three months of 2014, we recorded $4.0 million in net charge-offs, compared to $7.8 million for the comparable period of 2013. The net charge-offs in 2014 included $1.0 million of covered loans and $2.9 million of non-covered loans, whereas in 2013 net charge-offs included $5.1 million of covered loans and $2.7 million of non-covered loans. The charge-offs in 2014 continue a trend that began in 2010, with charge-offs being concentrated in the construction and land development real estate categories. These types of loans have been impacted the most by the recession and decline in new housing.

The allowance for loan losses amounted to $48.1 million at March 31, 2014, compared to $48.5 million at December 31, 2013 and $49.8 million at March 31, 2013. At March 31, 2014, December 31, 2013, and March 31, 2013, the allowance for loan losses attributable to covered loans was $3.4 million, $4.2 million, and $5.0 million, respectively. The allowance for loan losses for covered loans is attributable to covered loans that have exhibited credit quality deterioration due to lower collateral valuations. The allowance for loan losses for non-covered loans has remained stable and amounted to $44.7 million, $44.3 million, and $44.8 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

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

($ in thousands)	Three Months Ended March 31,	Twelve Months Ended December 31,	Three Months Ended March 31,
	2014	2013	2013
Loans outstanding at end of period	$2,447,277	2,463,194	2,396,151
Average amount of loans outstanding	$2,459,368	2,419,679	2,382,861

Allowance for loan losses, at beginning of year	$48,505	46,402	46,402
Provision for loan losses	3,575	30,616	11,149
	52,080	77,018	57,551
Loans charged off:
Commercial, financial, and agricultural	(1,559)	(4,667)	(1,431)
Real estate – construction, land development & other land loans	(2,019)	(10,582)	(4,782)
Real estate – mortgage – residential (1-4 family) first mortgages	(1,078)	(4,764)	(653)
Real estate – mortgage – home equity loans / lines of credit	(285)	(3,143)	(746)
Real estate – mortgage – commercial and other	(934)	(7,027)	(1,763)
Installment loans to individuals	(541)	(2,253)	(529)
Total charge-offs	(6,416)	(32,436)	(9,904)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	26	198	23
Real estate – construction, land development & other land loans	2,155	777	605
Real estate – mortgage – residential (1-4 family) first mortgages	30	595	526
Real estate – mortgage – home equity loans / lines of credit	21	199	66
Real estate – mortgage – commercial and other	112	1,531	787
Installment loans to individuals	119	623	135
Total recoveries	2,463	3,923	2,142
Net charge-offs	(3,953)	(28,513)	(7,762)
Allowance for loan losses, at end of period	$48,127	48,505	49,789

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.65%	1.18%	1.32%
Allowance for loan losses as a percent of loans at end of period	1.97%	1.97%	2.08%

Index

The following table discloses the activity in the allowance for loan losses for the three months ended March 31, 2014, segregated into covered and non-covered.

	As of March 31, 2014
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$190,551	2,256,726	2,447,277
Average amount of loans outstanding	$200,430	2,258,938	2,459,368

Allowance for loan losses, at beginning of year	$4,242	44,263	48,505
Provision for loan losses	210	3,365	3,575
	4,452	47,628	52,080
Loans charged off:
Commercial, financial, and agricultural	(1,045)	(514)	(1,559)
Real estate – construction, land development & other land loans	(1,076)	(943)	(2,019)
Real estate – mortgage – residential (1-4 family) first mortgages	(480)	(598)	(1,078)
Real estate – mortgage – home equity loans / lines of credit	(23)	(262)	(285)
Real estate – mortgage – commercial and other	(322)	(612)	(934)
Installment loans to individuals	(2)	(539)	(541)
Total charge-offs	(2,948)	(3,468)	(6,416)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	—	26	26
Real estate – construction, land development & other land loans	1,917	238	2,155
Real estate – mortgage – residential (1-4 family) first mortgages	—	30	30
Real estate – mortgage – home equity loans / lines of credit	—	21	21
Real estate – mortgage – commercial and other	—	112	112
Installment loans to individuals	—	119	119
Total recoveries	1,917	546	2,463
Net charge-offs	(1,031)	(2,922)	(3,953)
Allowance for loan losses, at end of period	$3,421	44,706	48,127

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

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at March 31, 2014, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2013.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $438 million line of credit with the Federal Home Loan Bank (of which $70 million was outstanding at March 31, 2014), 2) a $50 million overnight federal funds line of credit with a correspondent bank (of which $10 million was outstanding at March 31, 2014), and 3) an approximately $83 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which $10 million was outstanding at March 31, 2014). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $193 million and $143 million at March 31, 2014 and 2013, respectively, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $288 million at March 31, 2014 compared to $254 million at December 31, 2013.

Our overall liquidity has increased since March 31, 2013, primarily as a result of our increased borrowings. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 18.7% at March 31, 2013 to 21.1% at March 31, 2014.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2013, detail of which is presented in Table 18 on page 87 of our 2013 Annual Report on Form 10-K.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2014, and have no current plans to do so.

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

At March 31, 2014, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2014	December 31, 2013	March 31, 2013
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.57%	15.53%	15.56%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.83%	16.79%	16.82%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	11.27%	11.18%	10.55%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At March 31, 2014, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 7.30% at March 31, 2014 compared to 7.46% at December 31, 2013 and 6.76% at March 31, 2013.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On January 15, 2014, the First Bank branch located in Wallace, North Carolina relocated to a new location at 517 North Norwood Street. A grand opening celebration was held on January 24, 2014 with the staff welcoming customers to its new and improved facility.

•	On January 16, 2014, the Company unveiled its new website, www.LocalFirstBank.com, which has a new look and many new features that make banking with First Bank better than ever.

•	On March 14, 2014, the Company announced a quarterly cash dividend of $0.08 cents per share payable on April 25, 2014 to shareholders of record on March 31, 2014. This is the same dividend rate as the Company declared in the first quarter of 2013.

•	On March 21, 2014, the First Bank branch located in West Innes Street in Salisbury, North Carolina was closed. The accounts at that branch were reassigned to First Bank’s branch located at 1525 Jake Alexander Boulevard.

•	The Company expects to open a full-service branch in Fuquay-Varina, North Carolina, in the second quarter of 2014. The new branch will be located at 125 North Main Street.

•	The Company is planning to construct a new branch facility at 4110 Bradham Drive, Jacksonville, North Carolina. Upon completion, the First Bank branch located on Western Boulevard will be closed and the accounts at that branch will be reassigned to the new and improved branch. This is expected to occur in the first quarter of 2015 and is subject to regulatory approval.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first three months of 2014. At March 31, 2014, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 3.81% (realized in 2009) to a high of 4.92% (realized in 2013). During that five year period, the prime rate of interest has consistently remained at 3.25% (which was the rate as of March 31, 2014). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At March 31, 2014, approximately 74% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Index

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at March 31, 2014, we had approximately $953 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2014 are deposits totaling $1.3 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. As a result of the prolonged negative economic environment that continued into 2013, the Federal Reserve took steps to suppress long-term interest rates in an effort to boost the housing market, increase employment, and stimulate the economy, which resulted in a flat interest rate curve. A flat interest rate curve is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which pressures our net interest margin.

In June 2013, the economy began to show signs of improvement and the Federal Reserve suggested that it may lessen its involvement in the economic recovery process in the near future, which could result in a rise in interest rates, especially longer-term interest rates. The marketplace began to anticipate that result and accordingly, longer-term interest rates increased in 2013, while short-term rates have remained stable. For example, from March 31, 2013 to March 31, 2014, the interest rate on three-month Treasury bills remained stable, but the interest rate for seven-year Treasury notes increased by 106 basis points. These increases result in a “steepening” of the yield curve and is a more favorable interest rate environment for many banks, including the Company, because as noted above, short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. However, intense competition for high-quality loans in our market areas has thus far negated the impact of the higher long-term market rates by limiting our ability to charge higher rates on loans, and thus we continue to experience downward pressure on our loan yields and net interest margin.

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

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $6.4 million and $3.7 million for the first quarters of 2014 and 2013, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility.

Index

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2014 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin for the remainder of 2014 will experience some compression. We expect loan yields to continue to trend downwards, while many of our deposit products already have interest rates near zero.

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

Index

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2014 to January 31, 2014	—	—	—	214,241
February 1, 2014 to February 28, 2014	—	—	—	214,241
March 1, 2014 to March 31, 2014	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended March 31, 2014.

There were no unregistered sales of our securities during the three months ended March 31, 2014.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26,2012, and is incorporated herein by reference.

10.a	Employment Agreement Between the Company and Edward F. Soccorso dated March 19, 2014. (*)

10.b	Employment Agreement Between the Company and Michael G. Mayer dated March 10, 2014 was filed as Exhibit 10.z to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated herein by reference. (*)

Index

10.c	Amendment to the First Bancorp Senior Management Supplemental Executive Retirement Plan Dated March 11, 2014 was filed as Exhibit 10.aa to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated herein by reference. (*)

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (1)

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

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

FIRST BANCORP

May 12, 2014	BY:/s/ Richard H. Moore
Richard H. Moore
President
(Principal Executive Officer),
Treasurer and Director

May 12, 2014	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer

Page 66