Form 10-Q
period 2014-06-30
FIRST BANCORP /NC/
filed 2014-08-11
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant's Common Stock outstanding on July 31, 2014 was 19,705,381.

INDEX

FIRST BANCORP AND SUBSIDIARIES

Index

FORWARD-LOOKING STATEMENTS

Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	June 30, 2014	December 31, 2013 (audited)	June 30, 2013
ASSETS
Cash and due from banks, noninterest-bearing	$92,633	83,881	82,798
Due from banks, interest-bearing	313,141	136,644	154,199
Federal funds sold	1,508	2,749	603
Total cash and cash equivalents	407,282	223,274	237,600

Securities available for sale	124,078	173,041	186,634
Securities held to maturity (fair values of $57,612, $56,700, and $58,376)	53,879	53,995	54,361

Presold mortgages in process of settlement	5,926	5,422	4,552

Loans – non-covered	2,257,530	2,252,885	2,190,583
Loans – covered by FDIC loss share agreement	176,855	210,309	240,279
Total loans	2,434,385	2,463,194	2,430,862
Allowance for loan losses – non-covered	(41,966)	(44,263)	(44,816)
Allowance for loan losses – covered	(3,830)	(4,242)	(6,035)
Total allowance for loan losses	(45,796)	(48,505)	(50,851)
Net loans	2,388,589	2,414,689	2,380,011

Premises and equipment	76,705	77,448	77,597
Accrued interest receivable	8,795	9,649	9,780
FDIC indemnification asset	29,406	48,622	92,950
Goodwill	65,835	65,835	65,835
Other intangible assets	2,446	2,834	3,274
Foreclosed real estate – non-covered	9,346	12,251	15,425
Foreclosed real estate – covered	9,934	24,497	32,005
Bank-owned life insurance	44,685	44,040	43,276
Other assets	39,593	29,473	44,110
Total assets	$3,266,499	3,185,070	3,247,410

LIABILITIES
Deposits: Noninterest bearing checking accounts	$525,332	482,650	454,785
Interest bearing checking accounts	551,577	557,413	546,203
Money market accounts	558,373	551,335	564,837
Savings accounts	175,084	169,023	166,497
Time deposits of $100,000 or more	554,537	564,527	612,912
Other time deposits	389,676	426,071	473,119
Total deposits	2,754,579	2,751,019	2,818,353
Borrowings	116,394	46,394	46,394
Accrued interest payable	778	879	1,071
Other liabilities	13,655	14,856	21,487
Total liabilities	2,885,406	2,813,148	2,887,305

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: 63,500, 63,500, and 63,500 shares	63,500	63,500	63,500
Series C, convertible, issued & outstanding: 728,706, 728,706, and 728,706 shares	7,287	7,287	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 19,705,381, 19,679,659, and 19,679,659 shares	132,417	132,099	132,097
Retained earnings	175,871	167,136	158,708
Accumulated other comprehensive income (loss)	2,018	1,900	(1,487)
Total shareholders’ equity	381,093	371,922	360,105
Total liabilities and shareholders’ equity	$3,266,499	3,185,070	3,247,410

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$34,376	37,030	70,462	70,581
Interest on investment securities:
Taxable interest income	876	824	1,877	1,729
Tax-exempt interest income	471	477	941	956
Other, principally overnight investments	232	173	351	327
Total interest income	35,955	38,504	73,631	73,593

INTEREST EXPENSE
Savings, checking and money market accounts	259	381	511	891
Time deposits of $100,000 or more	1,172	1,546	2,355	3,159
Other time deposits	419	719	875	1,508
Borrowings	297	256	547	512
Total interest expense	2,147	2,902	4,288	6,070

Net interest income	33,808	35,602	69,343	67,523
Provision for loan losses – non-covered	1,158	4,043	4,523	9,814
Provision for loan losses – covered	2,501	1,548	2,711	6,926
Total provision for loan losses	3,659	5,591	7,234	16,740
Net interest income after provision for loan losses	30,149	30,011	62,109	50,783

NONINTEREST INCOME
Service charges on deposit accounts	3,446	3,254	7,019	6,189
Other service charges, commissions and fees	2,562	2,340	4,929	4,515
Fees from presold mortgage loans	790	820	1,397	1,567
Commissions from sales of insurance and financial products	706	579	1,300	978
Bank-owned life insurance income	318	212	645	420
Foreclosed property gains (losses) – non-covered	(551)	777	(707)	1,535
Foreclosed property gains (losses) – covered	(1,173)	(520)	(3,290)	(5,136)
FDIC indemnification asset income (expense), net	(1,578)	(3,407)	(6,494)	1,490
Securities gains	786	7	786	7
Other gains (losses)	(336)	425	(317)	30
Total noninterest income	4,970	4,487	5,268	11,595

NONINTEREST EXPENSES
Salaries	11,366	11,003	23,014	21,680
Employee benefits	2,286	2,546	4,597	5,173
Total personnel expense	13,652	13,549	27,611	26,853
Net occupancy expense	1,804	1,759	3,684	3,433
Equipment related expenses	1,024	1,106	1,952	2,194
Intangibles amortization	194	220	388	419
Other operating expenses	8,106	9,122	14,696	16,081
Total noninterest expenses	24,780	25,756	48,331	48,980

Income before income taxes	10,339	8,742	19,046	13,398
Income tax expense	3,693	3,154	6,724	4,710

Net income	6,646	5,588	12,322	8,688

Preferred stock dividends	(217)	(217)	(434)	(462)

Net income available to common shareholders	$6,429	5,371	11,888	8,226

Earnings per common share:
Basic	$0.33	0.27	0.60	0.42
Diluted	0.32	0.27	0.59	0.41

Dividends declared per common share	$0.08	0.08	0.16	0.16

Weighted average common shares outstanding:
Basic	19,698,581	19,673,634	19,693,382	19,671,468
Diluted	20,434,263	20,415,103	20,428,861	20,412,456

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands-unaudited)	2014	2013	2014	2013

Net income	$6,646	5,588	12,322	8,688
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	749	(1,853)	1,052	(2,159)
Tax (expense) benefit	(292)	723	(410)	841
Reclassification to realized gains	(786)	(7)	(786)	(7)
Tax expense	306	3	306	3
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	(56)	15	(110)	18
Tax expense (benefit)	33	(6)	66	(7)
Other comprehensive income (loss)	(46)	(1,125)	118	(1,311)
Comprehensive income	$6,600	4,463	12,440	7,377

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2013	$70,787	19,669	$131,877	153,629	(176)	356,117

Net income				8,688		8,688
Cash dividends declared ($0.16 per common share)				(3,147)		(3,147)
Preferred dividends				(462)		(462)
Stock-based compensation		11	220			220
Other comprehensive income (loss)					(1,311)	(1,311)

Balances, June 30, 2013	$70,787	19,680	$132,097	158,708	(1,487)	360,105

Balances, January 1, 2014	$70,787	19,680	$132,099	167,136	1,900	371,922

Net income				12,322		12,322
Cash dividends declared ($0.16 per common share)				(3,153)		(3,153)
Preferred dividends				(434)		(434)
Stock-based compensation		25	318			318
Other comprehensive income (loss)					118	118

Balances, June 30, 2014	$70,787	19,705	$132,417	175,871	2,018	381,093

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2014	2013
Cash Flows From Operating Activities
Net income	$12,322	8,688
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	7,234	16,740
Net security premium amortization	1,036	1,360
Purchase accounting accretion and amortization, net	(11,168)	(10,055)
Foreclosed property losses and write-downs, net	3,997	3,601
Gain on securities available for sale	(786)	(7)
Other losses (gains)	317	(30)
Decrease in net deferred loan costs	277	156
Depreciation of premises and equipment	2,325	2,287
Stock-based compensation expense	225	220
Amortization of intangible assets	388	419
Origination of presold mortgages in process of settlement	(47,696)	(51,664)
Proceeds from sales of presold mortgages in process of settlement	47,347	55,602
Decrease in accrued interest receivable	854	421
Decrease (increase) in other assets	(6,866)	8,089
Decrease in accrued interest payable	(101)	(255)
Increase (decrease) in other liabilities	(1,222)	2,080
Net cash provided by operating activities	8,483	37,652

Cash Flows From Investing Activities
Purchases of securities available for sale	(17,528)	(44,834)
Proceeds from sales of securities available for sale	47,473	—
Proceeds from maturities/issuer calls of securities available for sale	19,151	22,147
Proceeds from maturities/issuer calls of securities held to maturity	—	1,587
Purchase of bank-owned life insurance	—	(15,000)
Net decrease (increase) in loans	21,825	(50,937)
Proceeds from FDIC loss share agreements	15,256	12,018
Proceeds from sales of foreclosed real estate	21,396	33,092
Purchases of premises and equipment	(2,842)	(4,092)
Proceeds from sale of premises and equipment	811	—
Proceeds from loans held for sale	—	30,393
Net cash received in acquisition	—	38,315
Net cash provided by investing activities	105,542	22,689

Cash Flows From Financing Activities
Net increase (decrease) in deposits	3,567	(60,324)
Proceeds from borrowings, net	70,000	—
Cash dividends paid – common stock	(3,150)	(3,147)
Cash dividends paid – preferred stock	(434)	(777)
Net cash provided (used) by financing activities	69,983	(64,248)

Increase (decrease) in cash and cash equivalents	184,008	(3,907)
Cash and cash equivalents, beginning of period	223,274	241,507

Cash and cash equivalents, end of period	$407,282	237,600

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,389	6,298
Income taxes	421	—
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	162	(1,322)
Foreclosed loans transferred to other real estate	7,925	10,548

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended June 30, 2014 and 2013

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2014 and 2013 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2014 and 2013. All such adjustments were of a normal, recurring nature. Reference is made to the 2013 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2013 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments became effective for the Company for reporting periods beginning after December 15, 2013 and did not have a material effect on its financial statements.

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

In January 2014, the FASB amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company can apply these amendments either prospectively or using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company can apply the guidance using either the full retrospective approach or modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

Index

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are effective. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported for the periods ended June 30, 2013 have been reclassified to conform to the presentation for June 30, 2014. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

At June 30, 2014, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan, the First Bancorp 2007 Equity Plan, and the First Bancorp 2004 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of June 30, 2014, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants.

The First Bancorp 2014 Equity Plan is intended to serve as a means to attract, retain and motivate key employees and directors and to associate the interests of the plans’ participants with those of the Company and its shareholders. The First Bancorp 2014 Equity Plan allows for both grants of stock options and other types of equity-based compensation, including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.

Recent equity grants to employees have either had performance vesting conditions, service vesting conditions, or both. Compensation expense for these grants is recorded over the various service periods based on the estimated number of equity grants that are probable to vest. No compensation cost is recognized for grants that do not vest and any previously recognized compensation cost will be reversed. As it relates to director equity grants, the Company grants common shares, valued at approximately $16,000, to each non-employee director (currently 11 in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

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

Index

Based on the Company’s performance in 2013, the Company granted long-term restricted shares of common stock to the chief executive officer on February 11, 2014 with a two-year minimum vesting period. The total compensation expense associated with the grant was $278,200 and the grant will fully vest on January 1, 2016. One third of this value was expensed during 2013. The Company recorded $23,200 and $46,400 in compensation expense during the three and six months ended June 30, 2014, respectively, and expects to record $23,200 in compensation expense each quarter thereafter until the award vests.

The Company granted long-term restricted shares of common stock to certain senior executives on February 23, 2012 with a two year minimum vesting period. The total compensation expense associated with this grant was $58,900 and the grant fully vested on February 23, 2014. The Company recorded $600 and $14,900 in stock option expense related to this grant during the six months ended June 30, 2014 and 2013, respectively.

Under the terms of the predecessor plans and the First Bancorp 2014 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At June 30, 2014, there were 277,679 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $9.76 to $22.12. At June 30, 2014, there were 989,935 shares remaining available for grant under the First Bancorp 2014 Equity Plan.

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

The Company’s equity grants for the six months ended June 30, 2014 were the issuance of 1) 15,657 shares of long-term restricted stock to the chief executive officer on February 11, 2014, at a fair market value of $17.77 per share, which was the closing price of the Company’s common stock on that date, and 2) 10,065 shares of common stock to non-employee directors on June 2, 2014 (915 shares per director), at a fair market value of $17.60 per share, which was the closing price of the Company’s common stock on that date.

The Company’s equity grants for the six months ended June 30, 2013 were the issuance of 13,164 shares of common stock to non-employee directors on June 3, 2013 (1,097 shares per director), at a fair market value of $14.68 per share, which was the closing price of the Company’s common stock on that date.

The Company recorded total stock-based compensation expense of $225,000 and $220,000 for the six-month periods ended June 30, 2014 and 2013, respectively. Of the $224,000 in expense that was recorded in 2014, approximately $177,000 related to the June 2, 2014 director grants, which is classified as “other operating expenses” in the Consolidated Statements of Income. The remaining $47,000 in expense relates to the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows. The Company recognized $87,000 and $86,000 of income tax benefits related to stock based compensation expense in the income statement for the six months ended June 30, 2014 and 2013, respectively.

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

Index

The following table presents information regarding the activity for the first six months of 2014 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2014	408,408	$17.75

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(130,729)	21.22

Outstanding at June 30, 2014	277,679	$16.11	4.5	$856,677

Exercisable at June 30, 2014	202,679	$18.46	3.1	$227,802

The Company did not have any stock option exercises during the six months ended June 30, 2014 or 2013. The Company recorded no tax benefits from the exercise of nonqualified stock options during the six months ended June 30, 2014 or 2013.

The following table presents information regarding the activity the first six months of 2014 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2014	45,374	$9.90

Granted during the period	15,657	17.77
Vested during the period	(10,593)	14.32
Forfeited or expired during the period	—	—

Nonvested at June 30, 2014	50,438	$11.42

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

Index

If any of the potentially dilutive common stock issuances have an anti-dilutive effect, which is the case when a net loss is reported, the potentially dilutive common stock issuance is disregarded.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended June 30,
	2014			2013
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$6,429	19,698,581	$0.33	$5,371	19,673,634	$0.27

Effect of Dilutive Securities	58	735,682		58	741,469

Diluted EPS per common share	$6,487	20,434,263	$0.32	$5,429	20,415,103	$0.27

	For the Six Months Ended June 30
	2014			2013
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$11,888	19,693,382	$0.60	$8,226	19,671,468	$0.42

Effect of Dilutive Securities	117	735,479		117	740,988

Diluted EPS per common share	$12,005	20,428,861	$0.59	$8,343	20,412,456	$0.41

For both the three and six months ended June 30, 2014, there were 93,000 options that were anti-dilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities. Also, for the three and six months ended June 30, 2014, the Company excluded 75,000 options that had an exercise price below the average market price for the period, but had performance vesting requirements that the Company has concluded are not probable to vest. For both the three and six months ended June 30, 2013, there were 391,813 options that were antidilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities.

Note 6 – Securities

The book values and approximate fair values of investment securities at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014				December 31, 2013
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$12,555	12,459	—	(96)	18,432	18,245	32	(219)
Mortgage-backed securities	106,173	104,699	436	(1,910)	148,646	147,187	1,415	(2,874)
Corporate bonds	1,000	790	—	(210)	3,999	3,598	44	(445)
Equity securities	6,105	6,130	39	(14)	3,984	4,011	40	(13)
Total available for sale	$125,833	124,078	475	(2,230)	175,061	173,041	1,531	(3,551)

Securities held to maturity:
State and local governments	$53,879	57,612	3,733	—	53,995	56,700	2,709	(4)

Index

Included in mortgage-backed securities at June 30, 2014 were collateralized mortgage obligations with an amortized cost of $145,000 and a fair value of $149,000. Included in mortgage-backed securities at December 31, 2013 were collateralized mortgage obligations with an amortized cost of $192,000 and a fair value of $200,000. All of the Company’s mortgage-backed securities, including collateralized mortgage obligations, were issued by government-sponsored corporations.

The Company owned Federal Home Loan Bank (FHLB) stock with a cost and fair value of $6,016,000 at June 30, 2014 and $3,894,000 at December 31, 2013, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB. The investment in this stock is a requirement for membership in the FHLB system. Periodically the FHLB recalculates the Company’s required level of holdings, and the Company either buys more stock or the FHLB redeems a portion of the stock at cost.

The following table presents information regarding securities with unrealized losses at June 30, 2014:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$6,539	16	5,920	80	12,459	96
Mortgage-backed securities	17,563	30	55,476	1,880	73,039	1,910
Corporate bonds	—	—	790	210	790	210
Equity securities	2	—	20	14	22	14
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$24,104	46	62,206	2,184	86,310	2,230

The following table presents information regarding securities with unrealized losses at December 31, 2013:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$12,212	219	—	—	12,212	219
Mortgage-backed securities	64,937	1,675	17,979	1,199	82,916	2,874
Corporate bonds	—	—	555	445	555	445
Equity securities	—	—	22	13	22	13
State and local governments	992	4	—	—	992	4
Total temporarily impaired securities	$78,141	1,898	18,556	1,657	96,697	3,555

In the above tables, all of the non-equity securities that were in an unrealized loss position at June 30, 2014 and December 31, 2013 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The Company has also concluded that each of the equity securities in an unrealized loss position at June 30, 2014 and December 31, 2013 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $6,016,000 and $3,894,000 at June 30, 2014 and December 31, 2013, respectively, which was the FHLB stock discussed above. The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at June 30, 2014, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Index

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	—	—
Due after one year but within five years	12,555	12,459	8,853	9,481
Due after five years but within ten years	—	—	40,237	43,104
Due after ten years	1,000	790	4,789	5,027
Mortgage-backed securities	106,173	104,699	—	—
Total debt securities	119,728	117,948	53,879	57,612

Equity securities	6,105	6,130	—	—
Total securities	$125,833	124,078	53,879	57,612

At June 30, 2014 and December 31, 2013 investment securities with carrying values of $63,670,000 and $79,838,000, respectively, were pledged as collateral for public deposits.

During the second quarter of 2014, the Company sold approximately $47,473,000 in securities and recorded a net gain of $786,000 related to the sale. During the six months ended June 30, 2013, the Company recorded a net gain of $7,000 related to the call of several municipal and bond securities.

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

On July 1, 2014, the loss share protection over a substantial portion of First Bank’s covered loans and foreclosed real estate expired. In connection with the expiration of the loss share agreement related to Cooperative Bank’s non-single family assets, the remaining balances associated with these loans and foreclosed real estate were transferred from the covered portfolio to the non-covered portfolio on July 1, 2014. The Company will bear all future losses on this portfolio of loans and foreclosed real estate. At June 30, 2014, these loans and foreclosed properties were classified as covered. At June 30, 2014, the portfolio of loans had a carrying value of $39.7 million and the portfolio of foreclosed real estate had a carrying value of $3.0 million. Of the $39.7 million in loans that are losing loss share protection, approximately $9.7 million of these loans were on nonaccrual status and $2.1 million of these loans were classified as accruing troubled debt restructurings as of June 30, 2014. Additionally, approximately $1.7 million in allowance for loan losses that related to this portfolio of loans were transferred to the allowance for loan losses for non-covered loans on July 1, 2014.

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2014		December 31, 2013		June 30, 2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$165,021	7%	$168,469	7%	$164,767	7%
Real estate – construction, land development & other land loans	295,868	12%	305,246	12%	297,390	12%
Real estate – mortgage – residential (1-4 family) first mortgages	814,712	33%	838,862	34%	832,761	34%
Real estate – mortgage – home equity loans / lines of credit	227,381	9%	227,907	9%	231,446	10%
Real estate – mortgage – commercial and other	868,599	36%	855,249	35%	834,554	34%
Installment loans to individuals	62,153	3%	66,533	3%	68,776	3%
Subtotal	2,433,734	100%	2,462,266	100%	2,429,694	100%
Unamortized net deferred loan costs	651		928		1,168
Total loans	$2,434,385		$2,463,194		$2,430,862

As of June 30, 2014, December 31, 2013 and June 30, 2013, net loans include unamortized premiums of $0, $98,000, and $252,000, respectively, related to acquired loans.

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	June 30, 2014		December 31, 2013		June 30, 2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$162,303	7%	$164,195	7%	$159,964	7%
Real estate – construction, land development & other land loans	274,975	12%	273,412	12%	262,397	12%
Real estate – mortgage – residential (1-4 family) first mortgages	718,962	32%	730,712	32%	712,802	33%
Real estate – mortgage – home equity loans / lines of credit	213,542	9%	213,016	10%	214,473	10%
Real estate – mortgage – commercial and other	825,450	37%	804,621	36%	771,711	35%
Installment loans to individuals	61,647	3%	66,001	3%	68,068	3%
Subtotal	2,256,879	100%	2,251,957	100%	2,189,415	100%
Unamortized net deferred loan costs	651		928		1,168
Total non-covered loans	$2,257,530		$2,252,885		$2,190,583

Index

The carrying amount of the covered loans at June 30, 2014 consisted of impaired and nonimpaired purchased loans (as determined on the date of acquisition), as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$69	129	2,649	3,015	2,718	3,144
Real estate – construction, land development & other land loans	322	548	20,571	28,878	20,893	29,426
Real estate – mortgage – residential (1-4 family) first mortgages	429	1,317	95,321	111,278	95,750	112,595
Real estate – mortgage – home equity loans / lines of credit	13	20	13,826	16,359	13,839	16,379
Real estate – mortgage – commercial and other	2,050	3,959	41,099	47,359	43,149	51,318
Installment loans to individuals	—	—	506	507	506	507
Total	$2,883	5,973	173,972	207,396	176,855	213,369

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

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2012	$277,489
Principal repayments	(63,588)
Transfers to foreclosed real estate	(13,977)
Loan charge-offs	(12,957)
Accretion of loan discount	20,200
Carrying amount of nonimpaired covered loans at December 31, 2013	207,167
Principal repayments	(36,715)
Transfers to foreclosed real estate	(4,616)
Loan charge-offs	(3,123)
Accretion of loan discount	11,259
Carrying amount of nonimpaired covered loans at June 30, 2014	$173,972

As reflected in the table above, the Company accreted $11,259,000 of the loan discount on purchased nonimpaired loans into interest income during the first six months of 2014. As of June 30, 2014, there was remaining loan discount of $21,374,000 related to purchased accruing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the estimated lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to 80% of the loan discount accretion, which reduces noninterest income. At June 30, 2014, the Company also had $4,386,000 of loan discount related to purchased nonperforming loans. It is not expected that a significant amount of this discount will be accreted, as it represents estimated losses on these loans.

Index

The following table presents information regarding all purchased impaired loans since December 31, 2012, all of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2012	$8,815	3,990	4,825
Change due to payments received	(301)	(31)	(270)
Transfer to foreclosed real estate	(2,100)	(784)	(1,316)
Change due to loan charge-off	(150)	(54)	(96)
Other	(1)	—	(1)
Balance at December 31, 2013	$6,263	3,121	3,142
Change due to payments received	(487)	84	(571)
Other	197	(115)	312
Balance at June 30, 2014	$5,973	3,090	2,883

Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During the first six months of 2014 and 2013, the Company received $179,000 and $38,000, respectively, in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in the loan discount accretion amount discussed previously.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	June 30, 2014	December 31, 2013	June 30, 2013

Non-covered nonperforming assets
Nonaccrual loans	$47,533	$41,938	$42,338
Restructured loans - accruing	27,250	27,776	21,333
Accruing loans > 90 days past due	—	—	—
Total non-covered nonperforming loans	74,783	69,714	63,671
Foreclosed real estate	9,346	12,251	15,425
Total non-covered nonperforming assets	$84,129	$81,965	$79,096

Covered nonperforming assets
Nonaccrual loans (1)	$20,938	$37,217	$50,346
Restructured loans - accruing	8,193	8,909	6,790
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	29,131	46,126	57,136
Foreclosed real estate	9,934	24,497	32,005
Total covered nonperforming assets	$39,065	$70,623	$89,141

Total nonperforming assets	$123,194	$152,588	$168,237

(1) At June 30, 2014, December 31, 2013, and June 30, 2013, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $34.3 million, $60.4 million, and $89.3 million, respectively.

Index

The remaining tables in this note present information derived from the Company’s allowance for loan loss model. Relevant accounting guidance requires certain disclosures to be disaggregated based on how the Company develops its allowance for loan losses and manages its credit exposure. This model combines loan types in a different manner than the tables previously presented.

The following table presents the Company’s nonaccrual loans as of June 30, 2014.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$110	5	115
Commercial – secured	3,628	277	3,905
Secured by inventory and accounts receivable	338	—	338

Real estate – construction, land development & other land loans	9,001	5,299	14,300

Real estate – residential, farmland and multi-family	21,168	7,215	28,383

Real estate – home equity lines of credit	2,436	241	2,677

Real estate – commercial	10,297	7,899	18,196

Consumer	555	2	557
Total	$47,533	20,938	68,471

The following table presents the Company’s nonaccrual loans as of December 31, 2013.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$222	38	260
Commercial – secured	2,662	114	2,776
Secured by inventory and accounts receivable	545	782	1,327

Real estate – construction, land development & other land loans	8,055	13,502	21,557

Real estate – residential, farmland and multi-family	17,814	12,344	30,158

Real estate – home equity lines of credit	2,200	335	2,535

Real estate – commercial	10,115	10,099	20,214

Consumer	325	3	328
Total	$41,938	37,217	79,155

Index

The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2014.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$426	7	110	35,534	36,077
Commercial - secured	1,309	310	3,628	118,854	124,101
Secured by inventory and accounts receivable	146	64	338	17,944	18,492

Real estate – construction, land development & other land loans	308	605	9,001	237,455	247,369

Real estate – residential, farmland, and multi-family	7,867	3,523	21,168	834,617	867,175

Real estate – home equity lines of credit	1,058	133	2,436	196,883	200,510

Real estate - commercial	1,758	447	10,297	705,403	717,905

Consumer	411	139	555	44,145	45,250
Total non-covered	$13,283	5,228	47,533	2,190,835	2,256,879
Unamortized net deferred loan costs					651
Total non-covered loans					$2,257,530

Covered loans	$994	1,025	20,938	153,898	176,855

Total loans	$14,277	6,253	68,471	2,344,733	2,434,385

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at June 30, 2014.

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2013.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$347	94	222	36,352	37,015
Commercial - secured	1,233	462	2,662	117,923	122,280
Secured by inventory and accounts receivable	438	767	545	19,426	21,176

Real estate – construction, land development & other land loans	2,304	1,391	8,055	232,920	244,670

Real estate – residential, farmland, and multi-family	11,682	2,631	17,814	837,260	869,387

Real estate – home equity lines of credit	1,465	305	2,200	194,157	198,127

Real estate - commercial	3,196	214	10,115	696,081	709,606

Consumer	494	187	325	48,690	49,696
Total non-covered	$21,159	6,051	41,938	2,182,809	2,251,957
Unamortized net deferred loan costs					928
Total non-covered loans					$2,252,885

Covered loans	$5,179	768	37,217	167,145	210,309

Total loans	$26,338	6,819	79,155	2,349,954	2,463,194

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2013.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and six months ended June 30, 2014.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended June 30, 2014

Beginning balance	$8,889	8,650	12,733	3,662	9,375	1,030	367	44,706
Charge-offs	(2,041)	(307)	(861)	(397)	(277)	(371)	—	(4,254)
Recoveries	21	73	114	6	26	116	—	356
Provisions	2,079	(1,002)	(854)	484	88	131	232	1,158
Ending balance	$8,948	7,414	11,132	3,755	9,212	906	599	41,966

As of and for the six months ended June 30, 2014

Beginning balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263
Charge-offs	(2,666)	(1,234)	(1,631)	(503)	(889)	(799)	—	(7,722)
Recoveries	49	309	179	11	121	233	—	902
Provisions	4,133	(4,627)	(2,558)	2,409	4,456	(41)	751	4,523
Ending balance	$8,948	7,414	11,132	3,755	9,212	906	599	41,966

Ending balances as of June 30, 2014: Allowance for loan losses

Individually evaluated for impairment	$290	818	2,016	—	528	—	—	3,652

Collectively evaluated for impairment	$8,658	6,596	9,116	3,755	8,684	906	599	38,314

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of June 30, 2014:

Ending balance – total	$178,670	247,369	867,175	200,510	717,905	45,250	—	2,256,879

Ending balances as of June 30, 2014: Loans

Individually evaluated for impairment	$679	7,541	22,505	483	17,009	10	—	48,227

Collectively evaluated for impairment	$177,991	239,828	844,670	200,027	700,896	45,240	—	2,208,652

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2013.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi-family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2013

Beginning balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643
Charge-offs	(4,418)	(2,739)	(3,732)	(1,314)	(4,346)	(2,174)	(660)	(19,383)
Recoveries	299	743	753	87	1,381	474	—	3,737
Provisions	6,864	2,106	4,039	1,181	3,242	1,274	(440)	18,266
Ending balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263

Ending balances as of December 31, 2013: Allowance for loan losses

Individually evaluated for impairment	$202	544	1,162	1	649	1	—	2,559

Collectively evaluated for impairment	$7,230	12,422	13,980	1,837	4,875	1,512	(152)	41,704

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2013:

Ending balance – total	$180,471	244,670	869,387	198,127	709,606	49,696	—	2,251,957

Ending balances as of December 31, 2013: Loans

Individually evaluated for impairment	$582	8,027	19,111	22	16,894	13	—	44,649

Collectively evaluated for impairment	$179,889	236,643	850,276	198,105	692,712	49,683	—	2,207,308

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and six months ended June 30, 2013.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended June 30, 2013

Beginning balance	$4,949	14,857	15,285	2,040	5,714	1,791	125	44,761
Charge-offs	(560)	(394)	(858)	(265)	(1,907)	(562)	—	(4,546)
Recoveries	214	24	117	4	93	106	—	558
Provisions	1,357	106	417	282	1,339	368	174	4,043
Ending balance	$5,960	14,593	14,961	2,061	5,239	1,703	299	44,816

As of and for the six months ended June 30, 2013

Beginning balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643
Charge-offs	(1,384)	(1,217)	(1,655)	(889)	(2,447)	(1,090)	(659)	(9,341)
Recoveries	233	617	663	62	882	243	—	2,700
Provisions	2,424	2,337	1,871	1,004	1,557	611	10	9,814
Ending balance	$5,960	14,593	14,961	2,061	5,239	1,703	299	44,816

Ending balances as of June 30, 2013: Allowance for loan losses

Individually evaluated for impairment	$902	480	1,373	1	781	1	—	3,538

Collectively evaluated for impairment	$5,058	14,113	13,588	2,060	4,458	1,702	299	41,278

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of June 30, 2013:

Ending balance – total	$176,662	232,352	850,060	198,281	680,607	51,453	—	2,189,415

Ending balances as of June 30, 2013: Loans

Individually evaluated for impairment	$1,920	7,596	19,080	22	17,585	14	—	46,217

Collectively evaluated for impairment	$174,742	224,756	830,980	198,259	663,022	51,439	—	2,143,198

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and six months ended June 30, 2014.

($ in thousands)	Covered Loans

As of and for the three months ended June 30, 2014
Beginning balance	$3,421
Charge-offs	(2,722)
Recoveries	630
Provisions	2,501
Ending balance	$3,830

As of and for the six months ended June 30, 2014
Beginning balance	$4,242
Charge-offs	(5,670)
Recoveries	2,547
Provisions	2,711
Ending balance	$3,830
Ending balances as of June 30, 2014: Allowance for loan losses

Individually evaluated for impairment	$1,340
Collectively evaluated for impairment	2,490
Loans acquired with deteriorated credit quality	46

Loans receivable as of June 30, 2014:

Ending balance – total	$176,855

Ending balances as of June 30, 2014: Loans

Individually evaluated for impairment	$23,336
Collectively evaluated for impairment	153,519
Loans acquired with deteriorated credit quality	2,883

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2013.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2013
Beginning balance	$4,759
Charge-offs	(13,053)
Recoveries	186
Provisions	12,350
Ending balance	$4,242

Ending balances as of December 31, 2013: Allowance for loan losses

Individually evaluated for impairment	$3,133
Collectively evaluated for impairment	1,109
Loans acquired with deteriorated credit quality	25

Loans receivable as of December 31, 2013:

Ending balance – total	$210,309

Ending balances as of December 31, 2013: Loans

Individually evaluated for impairment	$46,126
Collectively evaluated for impairment	164,183
Loans acquired with deteriorated credit quality	3,142

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and six months ended June 30, 2013.

($ in thousands)	Covered Loans

As of and for the three months ended June 30, 2013
Beginning balance	$5,028
Charge-offs	(541)
Recoveries	—
Provisions	1,548
Ending balance	$6,035

As of and for the six months ended June 30, 2013
Beginning balance	$4,759
Charge-offs	(5,650)
Recoveries	—
Provisions	6,926
Ending balance	$6,035
Ending balances as of June 30, 2013: Allowance for loan losses

Individually evaluated for impairment	$4,700
Collectively evaluated for impairment	1,335
Loans acquired with deteriorated credit quality	17

Loans receivable as of June 30, 2013:

Ending balance – total	$240,279

Ending balances as of June 30, 2013: Loans

Individually evaluated for impairment	$57,136
Collectively evaluated for impairment	183,143
Loans acquired with deteriorated credit quality	3,340

Index

The following table presents the Company’s impaired loans as of June 30, 2014.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	22
Commercial - secured	71	74	—	134
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	5,617	6,116	—	5,954

Real estate – residential, farmland, and multi-family	8,646	9,665	—	6,471

Real estate – home equity lines of credit	483	498	—	327

Real estate – commercial	9,514	11,453	—	8,495

Consumer	10	12	—	7
Total non-covered impaired loans with no allowance	$24,341	27,818	—	21,410

Total covered impaired loans with no allowance	$14,444	25,495	—	23,192

Total impaired loans with no allowance recorded	$38,785	53,313	—	44,602

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$99	100	80	110
Commercial - secured	509	509	210	494
Secured by inventory and accounts receivable	—	—	—	25

Real estate – construction, land development & other land loans	1,924	1,987	818	1,705

Real estate – residential, farmland, and multi-family	13,859	13,969	2,016	14,438

Real estate – home equity lines of credit	—	—	—	7

Real estate – commercial	7,495	7,588	528	8,156

Consumer	—	—	—	4
Total non-covered impaired loans with allowance	$23,886	24,153	3,652	24,939

Total covered impaired loans with allowance	$8,892	10,106	1,340	10,478

Total impaired loans with an allowance recorded	$32,778	34,259	4,992	35,417

Interest income recorded on non-covered and covered impaired loans during the six months ended June 30, 2014 is considered insignificant.

Index

The following table presents the Company’s impaired loans as of December 31, 2013.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	—
Commercial - secured	—	—	—	334
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	6,398	6,907	—	5,005

Real estate – residential, farmland, and multi-family	3,883	4,429	—	2,329

Real estate – home equity lines of credit	—	—	—	—

Real estate – commercial	7,324	9,008	—	9,981

Consumer	—	—	—	—
Total non-covered impaired loans with no allowance	$17,605	20,344	—	17,649

Total covered impaired loans with no allowance	$29,058	48,785	—	39,215

Total impaired loans with no allowance recorded	$46,663	69,129	—	56,864

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$115	115	63	72
Commercial - secured	392	394	64	1,081
Secured by inventory and accounts receivable	75	75	75	80

Real estate – construction, land development & other land loans	1,629	2,148	544	2,339

Real estate – residential, farmland, and multi-family	15,228	15,642	1,162	13,417

Real estate – home equity lines of credit	22	22	1	637

Real estate – commercial	9,570	10,873	649	5,914

Consumer	13	35	1	466
Total non-covered impaired loans with allowance	$27,044	29,304	2,559	24,006

Total covered impaired loans with allowance	$17,068	22,367	3,133	14,343

Total impaired loans with an allowance recorded	$44,112	51,671	5,692	38,349

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Cash secured loans.
2	Non-cash secured loans that have no minor or major exceptions to the lending guidelines.
3	Non-cash secured loans that have no major exceptions to the lending guidelines.
Weak Pass:
4	Non-cash secured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated.
Watch or Standard:
9	Loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances. This category also includes all loans to insiders and any other loan that management elects to monitor on the watch list.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of June 30, 2014.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$11,722	20,737	7	1,435	2,066	110	36,077
Commercial - secured	34,642	76,763	93	4,403	4,572	3,628	124,101
Secured by inventory and accounts receivable	5,863	9,912	—	1,346	1,033	338	18,492

Real estate – construction, land development & other land loans	65,376	149,982	2,118	11,174	9,718	9,001	247,369

Real estate – residential, farmland, and multi-family	222,681	536,597	5,038	45,084	36,607	21,168	867,175

Real estate – home equity lines of credit	122,853	64,446	1,293	4,030	5,452	2,436	200,510

Real estate - commercial	138,088	517,412	8,743	28,269	15,096	10,297	717,905

Consumer	24,700	18,404	54	684	853	555	45,250
Total	$625,925	1,394,253	17,346	96,425	75,397	47,533	2,256,879
Unamortized net deferred loan costs							651
Total non-covered loans							$2,257,530

Total covered loans	$17,850	96,435	82	12,888	28,662	20,938	176,855

Total loans	$643,775	1,490,688	17,428	109,313	104,059	68,471	2,434,385

At June 30, 2014, there was an insignificant amount of loans that were graded “8” with an accruing status.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2013.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$8,495	24,415	7	1,509	2,367	222	37,015
Commercial - secured	31,494	77,441	100	5,597	4,986	2,662	122,280
Secured by inventory and accounts receivable	4,098	12,800	—	2,022	1,711	545	21,176

Real estate – construction, land development & other land loans	31,221	181,050	2,365	11,646	10,333	8,055	244,670

Real estate – residential, farmland, and multi-family	227,053	540,349	5,062	41,583	37,526	17,814	869,387

Real estate – home equity lines of credit	120,205	63,400	1,499	5,699	5,124	2,200	198,127

Real estate - commercial	115,397	533,680	10,014	24,557	15,843	10,115	709,606

Consumer	25,703	21,790	54	829	995	325	49,696
Total	$563,666	1,454,925	19,101	93,442	78,885	41,938	2,251,957
Unamortized net deferred loan costs							928
Total non-covered loans							$2,252,885

Total covered loans	$25,078	92,147	—	8,857	47,010	37,217	210,309

Total loans	$588,744	1,547,072	19,101	102,299	125,895	79,155	2,463,194

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

The vast majority of the Company’s troubled debt restructurings modified during the periods ended June 30, 2014 and 2013 related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three and six months ended June 30, 2014.

($ in thousands)	For the three months ended June 30, 2014
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – residential, farmland, and multi-family	5	$411	$411

Non-covered TDRs - Nonaccrual
Real estate – residential, farmland, and multi-family	2	332	332

Total non-covered TDRs arising during period	7	743	743

Total covered TDRs arising during period– Accruing	2	$248	$245
Total covered TDRs arising during period – Nonaccrual	—	—	—

Total TDRs arising during period	9	$991	$988

($ in thousands)	For the six months ended June 30, 2014
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – residential, farmland, and multi-family	6	$677	$677

Non-covered TDRs - Nonaccrual
Real estate – residential, farmland, and multi-family	4	438	438

Total non-covered TDRs arising during period	10	1,115	1,115

Total covered TDRs arising during period– Accruing	2	$248	$245
Total covered TDRs arising during period – Nonaccrual	5	710	682

Total TDRs arising during period	17	$2,073	$2,042

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three and six months ended June 30, 2013.

($ in thousands)	For the three months ended June 30, 2013
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – residential, farmland, and multi-family	3	$574	$576
Real estate – commercial	1	103	103

Non-covered TDRs – Nonaccrual	—	—	—

Total non-covered TDRs arising during period	4	677	679

Total covered TDRs arising during period– Accruing	3	$312	$311
Total covered TDRs arising during period – Nonaccrual	—	—	—

Total TDRs arising during period	7	$989	$990

($ in thousands)	For the six months ended June 30, 2013
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – residential, farmland, and multi-family	9	$1,082	$1,084
Real estate – commercial	3	634	634
Consumer	1	14	14

Non-covered TDRs - Nonaccrual
Real estate – residential, farmland, and multi-family	3	209	209

Total non-covered TDRs arising during period	16	1,939	1,941

Total covered TDRs arising during period– Accruing	4	$359	$351
Total covered TDRs arising during period – Nonaccrual	—	—	—

Total TDRs arising during period	20	$2,298	$2,292

Index

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three and six months ended June 30, 2014 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended June 30, 2014		For the six months ended June 30, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Non-covered accruing TDRs that subsequently defaulted
Real estate – construction, land development & other land loans	—	$—	1	$5
Real estate – commercial	—	—	1	71

Total non-covered TDRs that subsequently defaulted	—	$—	2	$76

Total accruing covered TDRs that subsequently defaulted	—	$—	—	$—

Total accruing TDRs that subsequently defaulted	—	$—	2	$76

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

Note 8 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $651,000, $928,000, and $1,168,000 at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

Index

Note 9 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 41 of the Company’s 2013 Annual Report on Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Receivable related to loss claims incurred, not yet reimbursed	$7,036	12,649	40,401
Receivable related to estimated future claims on loans	20,196	33,398	45,866
Receivable related to estimated future claims on foreclosed real estate	2,174	2,575	6,683
FDIC indemnification asset	$29,406	48,622	92,950

The following presents a rollforward of the FDIC indemnification asset since December 31, 2013.

($ in thousands)

Balance at December 31, 2013	$48,622
Increase related to unfavorable changes in loss estimates	4,210
Increase related to reimbursable expenses	2,210
Cash received from FDIC	(15,256)
Accretion of loan discount	(10,380)
Balance at June 30, 2014	$29,406

Note 10 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2014, December 31, 2013, and June 30, 2013 and the carrying amount of unamortized intangible assets as of those same dates.

	June 30, 2014		December 31, 2013		June 30, 2013
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	484	678	462	678	439
Core deposit premiums	8,560	6,308	8,560	5,942	8,560	5,525
Total	$9,238	6,792	9,238	6,404	9,238	5,964

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $194,000 and $220,000 for the three months ended June 30, 2014 and 2013, respectively. Amortization expense totaled $388,000 and $419,000 for the six months ended June 30, 2014 and 2013, respectively.

Index

The following table presents the estimated amortization expense for the last two quarters of calendar year 2014 and for each of the four calendar years ending December 31, 2018 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
July 1 to December 31, 2014	$388
2015	721
2016	654
2017	404
2018	129
Thereafter	150
Total	$2,446

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

The Company recorded pension income totaling $242,000 and $190,000 for the three months ended June 30, 2014 and 2013, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Three Months Ended June 30,
	2014	2013	2014	2013	2014 Total	2013 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	—	80	—	80	—
Interest cost	382	302	53	67	435	369
Expected return on plan assets	(701)	(574)	—	—	(701)	(574)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	—	15	(56)	—	(56)	15
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost	$(319)	(257)	77	67	(242)	(190)

The Company recorded pension income totaling $528,000 and $327,000 for the six months ended June 30, 2014 and 2013, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Six Months Ended June 30,
	2014	2013	2014	2013	2014 Total	2013 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	—	136	—	136	—
Interest cost	731	680	105	134	836	814
Expected return on plan assets	(1,390)	(1,159)	—	—	(1,390)	(1,159)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	—	18	(110)	—	(110)	18
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost	$(659)	(461)	131	134	(528)	(327)

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The contributions are invested to provide for benefits under the Pension Plan. The Company expects that it will not make any contributions to the Pension Plan in 2014.

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

Index

Note 12 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income for the Company are as follows:

($ in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Unrealized gain (loss) on securities available for sale	$(1,755)	(2,021)	1,123
Deferred tax asset (liability)	685	789	(438)
Net unrealized gain (loss) on securities available for sale	(1,070)	(1,232)	685

Additional pension asset (liability)	5,025	5,135	(3,561)
Deferred tax asset (liability)	(1,937)	(2,003)	1,389
Net additional pension asset (liability)	3,088	3,132	(2,172)

Total accumulated other comprehensive income (loss)	$2,018	1,900	(1,487)

The following table discloses the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2014 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2014	$(1,232)	3,132	1,900
Other comprehensive income (loss) before reclassifications	642	—	642
Amounts reclassified from accumulated other comprehensive income	(480)	(44)	(524)
Net current-period other comprehensive income (loss)	162	(44)	118

Ending balance at June 30, 2014	$(1,070)	3,088	2,018

The following table discloses the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2013 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2013	$2,007	(2,183)	(176)
Other comprehensive income (loss) before reclassifications	(1,318)	—	(1,318)
Amounts reclassified from accumulated other comprehensive income	(4)	11	7
Net current-period other comprehensive income (loss)	(1,322)	11	(1,311)

Ending balance at June 30, 2013	$685	(2,172)	(1,487)

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

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2014. The impaired loans shown below are those in which the value is based on the underlying collateral value.

($ in thousands)
Description of Financial Instruments	Fair Value at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$12,459	—	12,459	—
Mortgage-backed securities	104,699	—	104,699	—
Corporate bonds	790	—	790	—
Equity securities	6,130	—	6,130	—
Total available for sale securities	$124,078	—	124,078	—

Nonrecurring
Impaired loans – covered	$6,678	—	—	6,678
Impaired loans – non-covered	5,825	—	—	5,825
Foreclosed real estate – covered	9,934	—	—	9,934
Foreclosed real estate – non-covered	9,346	—	—	9,346

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$6,678	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	5,825	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate – covered	9,934	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	9,346	Appraised value	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-40%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three or six months ended June 30, 2014 or 2013.

For the six months ended June 30, 2014, the increase in the fair value of securities available for sale was $266,000, which is included in other comprehensive income (net of tax expense of $104,000). For the six months ended June 30, 2013, the decrease in the fair value of securities available for sale was $2,166,000, which is included in other comprehensive income (net of tax benefit of $844,000). Fair value measurement methods at June 30, 2014 and 2013 are consistent with those used in prior reporting periods.

The carrying amounts and estimated fair values of financial instruments at June 30, 2014 and December 31, 2013 are as follows:

		June 30, 2014		December 31, 2013
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$92,633	92,633	83,881	83,881
Due from banks, interest-bearing	Level 1	313,141	313,141	136,644	136,644
Federal funds sold	Level 1	1,508	1,508	2,749	2,749
Securities available for sale	Level 2	124,078	124,078	173,041	173,041
Securities held to maturity	Level 2	53,879	57,612	53,995	56,700
Presold mortgages in process of settlement	Level 1	5,926	5,926	5,422	5,422
Total loans, net of allowance	Level 3	2,388,589	2,330,633	2,414,689	2,352,834
Accrued interest receivable	Level 1	8,795	8,795	9,649	9,649
FDIC indemnification asset	Level 3	29,406	28,670	48,622	47,032
Bank-owned life insurance	Level 1	44,685	44,685	44,040	44,040

Deposits	Level 2	2,754,579	2,755,180	2,751,019	2,752,375
Borrowings	Level 2	116,394	101,928	46,394	34,795
Accrued interest payable	Level 2	778	778	879	879

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

Index

The Series B Preferred Stock qualifies as Tier 1 capital. The dividend rate, as a percentage of the liquidation amount, fluctuated on a quarterly basis during the first 10 quarters during which the Series B Preferred Stock was outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL”. For the first nine quarters after issuance, the dividend rate could range from one percent (1%) to five percent (5%) per annum based upon the increase in QSBL as compared to the baseline. For the tenth calendar quarter through four and one half years after issuance (the “temporary fixed rate period’’), the dividend rate is fixed at between one percent (1%) and seven percent (7%) based upon the level of QSBL compared to the baseline. After four and one half years from the issuance, the dividend rate will increase to nine percent (9%). For quarters subsequent to the issuance in 2011, the Company was able to continually increase its level of small business lending and as a result, the dividend rate steadily decreased from 5.0% in 2011 to 1.0% in early 2013. The Company is now in the “temporary fixed rate period,” in which the dividend rate is fixed for the Company at 1.0%. Unless redeemed, this rate will increase to 9.0% after four and one half years from the stock issuance, which is March 2016 for the Company. Subject to regulatory approval, the Company is generally permitted to redeem the Series B Preferred Shares at par plus unpaid dividends.

For each of the three months ended June 30, 2014 and 2013, the Company accrued approximately $159,000 in preferred dividend payments for the Series B Preferred Stock. For the six months ended June 30, 2014 and 2013, the Company accrued approximately $317,000 and $345,000, respectively, in preferred dividend payments for the Series B Preferred Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

The Series C Preferred Stock pays a dividend per share equal to that of the Company’s common stock. During each of the second quarters of 2014 and 2013, the Company accrued approximately $58,000 in preferred dividend payments for the Series C Preferred Stock. During each of the first six months of 2014 and 2013, the Company accrued approximately $117,000 in preferred dividend payments for the Series C Preferred Stock.

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

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses and the corresponding FDIC indemnification asset:

($ in thousands)
At June 30, 2014	Cooperative Single Family Loss Share Loans	Cooperative Non-Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Bank of Asheville Non-Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/30/2019	6/30/2014	3/31/2021	3/31/2016

Nonaccrual covered loans
Unpaid principal balance	$8,280	17,842	513	7,698	34,333
Carrying value prior to loan discount*	8,093	9,705	392	6,056	24,246
Loan discount	1,046	—	246	2,016	3,308
Net carrying value	7,047	9,705	146	4,040	20,938
Allowance for loan losses	762	402	24	475	1,663
Indemnification asset recorded	1,411	—	201	1,669	3,281

All other covered loans
Unpaid principal balance	106,999	30,432	10,518	31,087	179,036
Carrying value prior to loan discount*	106,901	29,968	10,427	31,073	178,369
Loan discount	14,630	—	2,576	5,246	22,452
Net carrying value	92,271	29,968	7,851	25,827	155,917
Allowance for loan losses	389	1,329	48	401	2,167
Indemnification asset recorded	11,044	—	2,010	3,965	17,019

All covered loans
Unpaid principal balance	115,279	48,274	11,031	38,785	213,369
Carrying value prior to loan discount*	114,994	39,673	10,819	37,129	202,615
Loan discount	15,676	—	2,822	7,262	25,760
Net carrying value	99,318	39,673	7,997	29,867	176,855
Allowance for loan losses	1,151	1,731	72	876	3,830
Indemnification asset recorded	12,455	—	2,211	5,634	20,300	**

Foreclosed Properties
Net carrying value	2,822	3,004	142	3,966	9,934
Indemnification asset recorded	1,314	—	83	777	2,174

For the Six Months Ended June 30, 2014
Loan discount accretion recognized	1,695	4,297	946	4,321	11,259
Indemnification asset expense associated with the loan discount accretion recognized	2,057	3,463	822	4,038	10,380

* Reflects partial charge-offs
** A present value adjustment of $104 reduces the carrying value of this asset to $20,196.

As noted in the table above, our loss share agreement related to Cooperative Bank’s non-single family assets expired on June 30, 2014. On July 1, 2014, the remaining balances associated with the Cooperative non-single family loans and foreclosed properties were transferred from the covered portfolio to the non-covered portfolio. Therefore, after June 30, 2014, we will bear all future losses on that portfolio of loans and foreclosed properties. At June 30, 2014, these loans and foreclosed properties were classified as covered. At June 30, 2014, the portfolio of loans had a carrying value of $39.7 million and the portfolio of foreclosed properties had a carrying value of $3.0 million. Of the $39.7 million in loans that are losing loss share protection, approximately $9.7 million of these loans were on nonaccrual status and $2.1 million of these loans were classified as accruing troubled debt restructurings as of June 30, 2014. Additionally, approximately $1.7 million in allowance for loan losses that related to this portfolio of loans were transferred to the allowance for loan losses for non-covered loans on July 1, 2014.

Index

As noted in the table above, there is no remaining loan discount or indemnification asset related to the Cooperative non-single family loss share loans or foreclosed properties. Loan discount accretion and indemnification asset expense will continue to be recorded on the other three portfolios.

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

RESULTS OF OPERATIONS

Net income available to common shareholders for the second quarter of 2014 amounted to $6.4 million, or $0.32 per diluted common share, an increase of 19.7% compared to the $5.4 million, or $0.27 per diluted common share, recorded in the second quarter of 2013. For the six months ended June 30, 2014, we recorded net income available to common shareholders of $11.9 million, or $0.59 per diluted common share, an increase of 44.5% compared to the $8.2 million, or $0.41 per diluted common share, for the six months ended June 30, 2013. The higher earnings were primarily the result of lower provisions for loan losses.

Net Interest Income and Net Interest Margin

Net interest income for the second quarter of 2014 amounted to $33.8 million, a 5.0% decrease from the $35.6 million recorded in the second quarter of 2013. Net interest income for the six months ended June 30, 2014 amounted to $69.3 million, a 2.7% increase from the $67.5 million recorded in the comparable period of 2013.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) in the second quarter of 2014 was 4.65% compared to 5.10% for the second quarter of 2013. For the six month period ended June 30, 2014, our net interest margin was 4.89% compared to 4.90% for the same period in 2013. The lower margin realized in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a lower amount of discount accretion on loans purchased in failed-bank acquisitions and lower average asset yields. Loan discount accretion amounted to $4.9 million in the second quarter of 2014 and $6.6 million in the second quarter of 2013. For the first six months of 2014, loan discount accretion amounted to $11.3 million compared to $10.3 million for the first six months of 2013.

Our cost of funds has steadily declined from 0.41% in the second quarter of 2013 to 0.30% in the second quarter of 2014, which has had a positive impact on our net interest margin.

Provision for Loan Losses and Asset Quality

We recorded total provisions for loan losses of $3.7 million in the second quarter of 2014 compared to $5.6 million for the second quarter of 2013. For the six months ended June 30, 2014, we recorded total provisions for loan losses of $7.2 million compared to $16.7 million for the same period of 2013 – see explanation of the terms “non-covered” and “covered” in the section below entitled “Note Regarding Components of Earnings.”

Total non-covered nonperforming assets have remained relatively unchanged over the past year, amounting to $84.1 million at June 30, 2014 (2.73% of total non-covered assets), $82.0 million at December 31, 2013 and $79.1 million at June 30, 2013 (2.66% of total non-covered assets).

Total covered nonperforming assets have steadily declined in the past year, amounting to $39.1 million at June 30, 2014 compared to $70.6 million at December 31, 2013 and $89.1 million at June 30, 2013. Over the past twelve months, we have resolved a significant amount of covered loans and have experienced strong property sales along the North Carolina coast, which is where most of our covered assets are located.

Noninterest Income

Total noninterest income for the three months ended June 30, 2014 was $5.0 million compared to $4.5 million for the comparable period of 2013. For the six months ended June 30, 2014, noninterest income amounted to $5.3 million compared to $11.6 million for the six months ended June 30, 2013.

Index

Core noninterest income for the second quarter of 2014 was $7.8 million, an increase of 8.6% over the $7.2 million reported for the second quarter of 2013. For the first six months of 2014, core noninterest income amounted to $15.3 million, an 11.9% increase from the $13.7 million recorded in the comparable period of 2013. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income. The primary factors that resulted in the increases in core noninterest income in 2014 were higher service charges on deposit accounts and higher debit and credit card interchange fees. Service charges on deposit accounts have increased primarily as a result of the December 2013 introduction of a new deposit product line-up that simplified the Company’s product offering and also altered the fee structure of many accounts. The increase in debit and credit card interchange fees is due to growth in the number and usage of debit and credit cards.

Noncore components of noninterest income resulted in net losses of $2.9 million in the second quarter of 2014 compared to net losses of $2.7 million in the second quarter of 2013. For the six months ended June 30, 2014 and 2013, the Company recorded net losses of $10.0 million and $2.1 million, respectively, related to the noncore components of noninterest income. The largest variances related to foreclosed property gains/losses and indemnification asset income (expense) – see discussion in the section entitled “Components of Earnings”.

During the second quarter of 2014, we realized $0.8 million in securities gains.

Noninterest Expenses

Noninterest expenses amounted to $24.8 million in the second quarter of 2014 compared to $25.8 million recorded in the second quarter of 2013. Noninterest expenses for the six months ended June 30, 2014 amounted to $48.3 million compared to $49.0 million recorded in the first half of 2013. The decreases in 2014 were due primarily to the Company accruing $1.6 million in severance expenses in the second quarter of 2013 (included in “other operating expenses” in the accompanying financial statements and tables).

Balance Sheet and Capital

Total assets at June 30, 2014 amounted to $3.3 billion, a 0.6% increase from a year earlier. Total loans at June 30, 2014 amounted to $2.4 billion, a 0.1% increase from a year earlier, and total deposits amounted to $2.8 billion at June 30, 2014, a 2.3% decrease from a year earlier.

Non-covered loans increased 3.1% from June 30, 2013 to June 30, 2014. Since January 1, 2014, growth in non-covered loans has slowed, with the progressive decline in covered loans outpacing non-covered loan growth. Strong competition in the marketplace for high quality loans has contributed to the low growth.

The lower amount of deposits at June 30, 2014 compared to June 30, 2013 was primarily due to declines in retail time deposits (called “other time deposits” and “other time deposits > $100,000” in the accompanying financial statements and tables), with increases in checking accounts offsetting a large portion of the decline. Retail time deposits are generally one of our most expensive funding sources, and thus the shift from this category benefited our overall cost of funds.

We obtained new borrowings in the first quarter of 2014 from a low cost funding source in order to offset declines in time deposit balances, and in anticipation of future loan growth. At June 30, 2014, these low-cost borrowings totaled $70 million, compared to none a year earlier.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at June 30, 2014 of 17.14% compared to the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 7.57% at June 30, 2014, an increase of 64 basis points from a year earlier.

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

Index

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

Index

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended June 30, 2014 amounted to $33.8 million, a decrease of $1.8 million, or 5.0%, from the $35.6 million recorded in the second quarter of 2013. Net interest income on a tax-equivalent basis for the three month period ended June 30, 2014 amounted to $34.2 million, a decrease of $1.8 million, or 5.0%, from the $36.0 million recorded in the second quarter of 2013. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended June 30,
($ in thousands)	2014	2013
Net interest income, as reported	$33,808	35,602
Tax-equivalent adjustment	375	373
Net interest income, tax-equivalent	$34,183	35,975

Net interest income for the six month period ended June 30, 2014 amounted to $69.3 million, an increase of $1.8 million, or 2.7%, from the $67.5 million recorded in the first half of 2013. Net interest income on a tax-equivalent basis for the six month period ended June 30, 2014 amounted to $70.1 million, an increase of $1.8 million, or 2.7%, from the $68.3 million recorded in the comparable period of 2013.

	Six Months Ended June 30,
($ in thousands)	2014	2013
Net interest income, as reported	$69,343	67,523
Tax-equivalent adjustment	749	745
Net interest income, tax-equivalent	$70,092	68,268

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three months ended June 30, 2014, the lower net interest income compared to the same period of 2013 was due to lower net interest margins, which was partially offset by increases in interest-earning assets (see discussion below).

For the six months ended June 30, 2014, the higher net interest income compared to the same period of 2013 was due to increases in interest-earning assets (primarily average loan balances) and decreases in interest-bearing liabilities (see discussion below).

Index

The following tables present net interest income analysis on a tax-equivalent basis for the periods indicated.

	For the Three Months Ended June 30,
	2014			2013
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,438,364	5.65%	$34,376	$2,409,037	6.17%	$37,030
Taxable securities	176,382	1.99%	876	178,566	1.85%	824
Non-taxable securities (2)	53,917	6.29%	846	54,950	6.20%	850
Short-term investments, principally federal funds	277,923	0.33%	232	184,618	0.38%	173
Total interest-earning assets	2,946,586	4.95%	36,330	2,827,171	5.52%	38,877

Cash and due from banks	81,327			80,751
Premises and equipment	76,958			78,039
Other assets	154,679			258,814
Total assets	$3,259,550			$3,244,775

Liabilities
Interest bearing checking	$535,304	0.06%	$80	$524,930	0.10%	$131
Money market deposits	556,264	0.11%	156	566,147	0.16%	220
Savings deposits	175,504	0.05%	23	167,181	0.07%	30
Time deposits >$100,000	574,037	0.82%	1,172	632,488	0.98%	1,546
Other time deposits	396,885	0.42%	419	486,157	0.59%	719
Total interest-bearing deposits	2,237,994	0.33%	1,850	2,376,903	0.45%	2,646
Borrowings	116,774	1.02%	297	46,394	2.21%	256
Total interest-bearing liabilities	2,354,768	0.37%	2,147	2,423,297	0.48%	2,902

Noninterest bearing checking	513,472			441,344
Other liabilities	10,768			18,910
Shareholders’ equity	380,542			361,224
Total liabilities and shareholders’ equity	$3,259,550			$3,244,775

Net yield on interest-earning assets and net interest income		4.65%	$34,183		5.10%	$35,975
Interest rate spread		4.58%			5.04%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $375,000 and $373,000 in 2014 and 2013, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Six Months Ended June 30,
	2014			2013
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,448,866	5.80%	$70,462	$2,395,949	5.94%	$70,581
Taxable securities	178,305	2.12%	1,877	171,425	2.03%	1,729
Non-taxable securities (2)	53,946	6.32%	1,690	55,449	6.19%	1,701
Short-term investments, principally federal funds	210,579	0.34%	351	186,135	0.35%	327
Total interest-earning assets	2,891,696	5.19%	74,380	2,808,958	5.34%	74,338

Cash and due from banks	82,285			80,916
Premises and equipment	77,199			76,647
Other assets	168,019			270,098
Total assets	$3,219,199			$3,236,619

Liabilities
Interest bearing checking	$532,207	0.06%	$160	$522,933	0.11%	$293
Money market deposits	555,028	0.11%	307	563,175	0.19%	526
Savings deposits	174,366	0.05%	44	164,792	0.09%	72
Time deposits >$100,000	574,832	0.83%	2,355	643,209	0.99%	3,159
Other time deposits	405,936	0.43%	875	491,093	0.62%	1,508
Total interest-bearing deposits	2,242,369	0.34%	3,741	2,385,202	0.47%	5,558
Borrowings	82,084	1.34%	547	46,394	2.23%	512
Total interest-bearing liabilities	2,324,453	0.37%	4,288	2,431,596	0.50%	6,070

Noninterest bearing checking	502,961			425,544
Other liabilities	13,305			19,186
Shareholders’ equity	378,480			360,293
Total liabilities and shareholders’ equity	$3,219,199			$3,236,619

Net yield on interest-earning assets and net interest income		4.89%	$70,092		4.90%	$68,268
Interest rate spread		4.82%			4.84%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $749,000 and $745,000 in 2014 and 2013, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the second quarter of 2014 were $2.438 billion, which was 1.2% more than the average loans outstanding for the second quarter of 2013 ($2.409 billion). Average loans outstanding for the six months ended June 30, 2014 were $2.449 billion, which was 2.2% more than the average loans outstanding for the six months ended June 30, 2013 ($2.396 billion). The higher amount of average loans outstanding in 2014 is due to internal loan growth. Partially offsetting the internal loan growth was the resolution of covered loans within our “covered loan” portfolio through foreclosure, charge-off, or repayment.

The mix of our loan portfolio remained substantially the same at June 30, 2014 compared to December 31, 2013, with approximately 90% of our loans being real estate loans, 7% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the second quarter of 2014 were $2.751 billion, which was 2.4% less than the average deposits outstanding for the second quarter of 2013 ($2.818 billion). Average deposits outstanding for the six months ended June 30, 2014 were $2.745 billion, which was 2.3% less than the average deposits outstanding for the six months ended June 30, 2013 ($2.811 billion).

Average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $1.676 billion during the first six months of 2013 to $1.765 billion for the first six months of 2014, representing growth of $88 million, or 5.3%. With the growth of our transaction deposit accounts, we were able to reduce our reliance on higher cost sources of funding, specifically time deposits. Average time deposits declined from $1.13 billion for the first six months of 2013 to $981 million for the first six months of 2014, a decrease of $154 million, or 13.5%. Average borrowings increased from $46 million for the first six months of 2013 to $82 million for the first six months of 2014. This favorable change in funding mix was largely responsible for our average cost of interest bearing liabilities decreasing from 0.50% for the first six months of 2013 to 0.37% for the first six months of 2014. Our total cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.43% for the first six months of 2013 compared to 0.31% for the first six months of 2014.

Index

See additional information regarding changes in the Company’s loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the second quarter of 2014 was 4.65% compared to 5.10% for the second quarter of 2013. The lower quarterly margin was primarily a result of a lower amount of discount accretion on loans purchased in failed bank acquisitions (see discussion below), and lower average asset yields that are primarily a result of the prolonged low interest rate environment. During this long period of low interest rates, loans and securities originated/purchased during times of higher interest rates are experiencing payoffs and redemptions, the proceeds of which are being reinvested into the currently lower interest rate environment. Because of the short-term nature of most of our interest-bearing liabilities, they are already reflective of the current interest rate environment.

For the six month period ended June 30, 2014, our net interest margin remained relatively stable – 4.89% compared to 4.90% for the same period in 2013. The virtually flat net interest margin is a result of asset yields and interest costs declining by approximately the same amounts.

Our net interest margin benefitted from net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition in June 2009 and, to a lesser degree, the acquisition of The Bank of Asheville in January 2011. For the three months ended June 30, 2014 and 2013, we recorded $4,806,000 and $6,504,000, respectively, in net accretion of purchase accounting premiums/discounts, which increased net interest income. For the six months ended June 30, 2014 and 2013, we recorded $11,168,000 and $10,055,000, respectively, in net accretion of purchase accounting premiums/discounts. The following table presents the detail of the purchase accounting adjustments that impacted net interest income.

	For the Three Months Ended		For the Six Months Ended
$ in thousands	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Interest income – reduced by premium amortization on loans	$(49)	(116)	(98)	(232)
Interest income – increased by accretion of loan discount	4,851	6,612	11,259	10,270
Interest expense – reduced by premium amortization of deposits	4	8	7	17
Impact on net interest income	$4,806	6,504	11,168	10,055

See additional information regarding net interest income in the section below entitled “Interest Rate Risk.”

We recorded total provisions for loan losses of $3.7 million in the second quarter of 2014 compared to $5.6 million in the second quarter of 2013. For the six months ended June 30, 2014, we recorded total provisions for loans losses of $7.2 million compared to $16.7 million in the same period of 2013.

The provision for loan losses on non-covered loans amounted to $1.2 million in the second quarter of 2014 compared to $4.0 million in the second quarter of 2013. For the first six months of 2014, the provision for loan losses on non-covered loans amounted to $4.5 million compared to $9.8 million for the same period of 2013. The decreases in 2014 were primarily the result of lower loan growth during the respective periods and stable asset quality trends. See additional discussion below in the section entitled “Allowance for Loan Losses and Summary of Loan Loss Experience.”

The provision for loan losses on covered loans amounted to $2.5 million in the second quarter of 2014 compared to $1.5 million in the second quarter of 2013. The higher provision in 2014 is primarily the result of losses associated with several large loans that were experienced during the quarter. For the six months ended June 30, 2014, the provision for loan losses on covered loans amounted to $2.7 million compared to $6.9 million for the same period of 2013. The decrease was primarily due to lower levels of covered nonperforming loans during the period, stabilization in the underlying collateral values of nonperforming loans, and a $1.9 million recovery recorded in the first quarter of 2014.

Index

Total noninterest income was $5.0 million in the second quarter of 2014 compared to $4.5 million for the second quarter of 2013. Total noninterest income was $5.3 million for the first six months of 2014 compared to $11.6 million for the same period in 2013.

As presented in the table below, core noninterest income for the second quarter of 2014 was $7.8 million, an increase of 8.6% over the $7.2 million reported for the second quarter of 2013. Core noninterest income for the six months ended June 30, 2014 was $15.3 million, an increase of 11.9% over the $13.7 million reported for the comparable period in 2013. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from sales of insurance and financial products, and v) bank-owned life insurance income.

The following table presents our core noninterest income for the three and six month periods ending June 30, 2014 and 2013, respectively.

	For the Three Months Ended		For the Six Months Ended
$ in thousands	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Service charges on deposit accounts	$3,446	3,254	7,019	6,189
Other service charges, commissions, and fees	2,562	2,340	4,929	4,515
Fees from presold mortgages	790	820	1,397	1,567
Commissions from sales of insurance and financial products	706	579	1,300	978
Bank-owned life insurance income	318	212	645	420
Core noninterest income	$7,822	7,205	15,290	13,669

Most categories of core noninterest income increased during 2014 compared to the same periods in 2013.

As shown in the table above, service charges on deposit accounts increased in 2014 compared to 2013 primarily due to a new deposit product line-up that we introduced in December 2013. The new line-up simplified our product offering and also altered the fee structure of many accounts. Some customer charges were lowered or eliminated, while other fees were increased, with the most significant change being the elimination of free checking for most customers maintaining low account balances, which is the primary cause of the higher service charges in 2014.

Other service charges, commissions, and fees increased in 2014 compared to 2013 primarily as a result of higher debit card and credit card interchange fees. We earn a small fee each time a customer uses a debit card to make a purchase. Due to the growth in checking accounts and increased customer usage of debit cards, we have experienced increases in this line item. Interchange income from credit cards has also increased due to growth in the number and usage of credit cards, which we believe is a result of increased promotion of this product.

Fees from presold mortgages decreased slightly for both the three and six month periods ended June 30, 2014 compared to the comparable periods of 2013, due primarily to lower refinancing activity.

Commissions from sales of insurance and financial products have increased in 2014 compared to 2013 as a result of increased sales volume generated by additional personnel hired in our wealth management division over the past three years.

Bank-owned life insurance income increased in 2014 compared 2013 as a result of $15 million in additional bank-owned life insurance purchased in June 2013.

Within the noncore components of noninterest income, we recorded net losses on non-covered foreclosed properties of $0.6 million and $0.7 million for the three and six months ended June 30, 2014, respectively, compared to net gains of $0.8 million and $1.5 million for the same periods of 2013. In the second quarter of 2014, we had a significant write-down associated with one property and incurred losses on the sale of several of our least desirable properties. In 2013, we experienced several large gains related to the sale of properties along the North Carolina coast that had recovered in value.

Losses on covered foreclosed properties amounted to $1.2 million and $3.3 million during the three and six month periods ended June 30, 2014, respectively, compared to $0.5 million and $5.1 million in the comparable periods of 2013. Losses on covered foreclosed properties have generally declined over the past several years as a result of stabilization in property values and declining numbers of properties that we hold. In the second quarter of 2014, we sold many of our least desirable covered foreclosed properties at amounts that resulted in losses.

Index

Indemnification asset income (expense) is recorded to reflect additional (decreased) amounts expected to be received from the FDIC during the period related to covered assets. The three primary items that result in recording indemnification asset income (expense) are 1) income from loan discount accretion, which results in indemnification expense, 2) provisions for loan losses on covered loans, which result in indemnification income and 3) foreclosed property losses on covered assets, which also result in indemnification income. In the second quarter of 2014, the Company recorded $1.6 million in indemnification asset expense compared to $3.4 million in indemnification asset expense in the second quarter of 2013. The variance was because in the second quarter of 2014, higher amounts of loan and foreclosed property losses resulted in more indemnification income compared to the second quarter of 2013, which reduced the indemnification expense associated with loan discount accretion income to a greater degree. For the six months ended June 30, 2014, indemnification asset expense amounted to $6.5 million compared to indemnification asset income of $1.5 million for the same period of 2013. The variance was primarily caused by higher amounts of covered losses experienced in 2013 that resulted in the recording of indemnification income, as shown in the following table:

($ in millions)	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Indemnification asset expense associated with loan discount accretion income	$(4.4)	(5.3)	(10.4)	(8.2)
Indemnification asset income (expense) associated with loan losses (recoveries),net	1.9	1.5	1.6	5.4
Indemnification asset income associated with foreclosed property losses	0.9	0.4	2.6	4.1
Other sources of indemnification asset income (expense)	—	—	(0.3)	0.2
Total indemnification asset income (expense)	$(1.6)	(3.4)	(6.5)	1.5

For the three and six month periods ended June 30, 2014, we recorded $0.8 million in gains on sales of approximately $46.7 million in available for sale securities. We recorded negligible gains on securities during the first six months of 2013.

Noninterest expenses amounted to $24.8 million in the second quarter of 2014 compared to $25.8 million recorded in the same period of 2013. Noninterest expenses for the six months ended June 30, 2014 amounted to $48.3 million compared to $49.0 million recorded in the first half of 2013.

Salaries expense was $11.4 million for the second quarter of 2014 compared to $11.0 million in the second quarter of 2013. Salaries expense amounted to $23.0 million for the first half of 2014 compared to $21.7 million for the comparable period of 2013. The increase in salaries expense has been primarily associated with the hiring of additional employees in our credit administration and mortgage banking divisions.

Employee benefits expense was $2.3 million in the second quarter of 2014 compared to $2.5 million in the second quarter of 2013. For the first six months of 2013, employee benefits expense was $4.6 million compared to $5.2 million for the same period in 2013. The decrease primarily relates to a $0.2 million and $0.5 million decline in health care expense resulting from lower incurred medical claims for the three and six month periods ended June 30, 2014, respectively.

Occupancy and equipment expense did not vary materially when comparing the three and six month periods ending June 30, 2014 to the same periods of 2013. Total occupancy and equipment expense was approximately $2.8 million for the second quarters of 2014 and 2013 and $5.6 million for the first six months of 2014 and 2013.

Other operating expenses amounted to $8.1 million and $9.1 million for the second quarters of 2014 and 2013, respectively, and $14.7 million and $16.1 million for the six month periods ended June 30, 2014 and 2013, respectively. The primary reason for the decreases in both periods relates to higher severance expenses recorded in 2013. In the second quarter of 2013, we accrued approximately $1.6 million in severance expenses due to separation of service of several employees during the quarter, including the Company’s former chief executive officer.

For the second quarter of 2014, the provision for income taxes was $3.7 million, an effective tax rate of 35.7%, compared to $3.2 million for the same period of 2013, which was an effective tax rate of 36.1%. For the first six months of 2014, the provision for income taxes was $6.7 million, an effective tax rate of 35.3%, compared to $4.7 million for the same period of 2014, which was an effective tax rate of 35.2%.

Index

We accrued total preferred stock dividends of $0.2 million in each of the three months ended June 30, 2014 and 2013. For the first six months of 2014 and 2013, we accrued preferred stock dividends of $0.4 million and $0.5 million, respectively. These amounts are deducted from net income in computing “net income available to common shareholders.” Preferred dividends related to our Series B Preferred Stock and our Series C Preferred Stock. Our Series B Preferred Stock relates to $63.5 million in preferred stock that was issued to the U.S. Treasury in September 2011 in connection with our participation in the Small Business Lending Fund. From the September 2011 issuance date until December 31, 2013, the dividend rate on this stock was subject to fluctuation between 1% and 5% per anum based upon changes in the level of our “Qualified Small Business Lending” (“QSBL”).  We were able to continually increase our levels of QSBL such that our dividend rate decreased to approximately 1.0% by the first quarter of 2013 and remained at that level through December 31, 2013, at which point the dividend rate became fixed at 1.0%. The dividend rate will remain at 1.0% until March 2016, at which point the dividend rate automatically increases to 9%. Our Series C Preferred Stock relates to the December 2012 issuance of 728,706 shares of preferred stock that pay dividends at the same rate as we pay to holders of our common stock.

The Consolidated Statements of Comprehensive Income reflect other comprehensive loss of $46,000 during the second quarter of 2014 compared to other comprehensive loss of $1,125,000 during the second quarter of 2013. During the six months ended June 30, 2014 and 2013, we recorded other comprehensive income of $118,000 and other comprehensive loss of $1,311,000, respectively. The primary component of other comprehensive income (loss) for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at June 30, 2014 amounted to $3.27 billion, a 0.6% increase from a year earlier. Total loans at June 30, 2014 amounted to $2.43 billion, a 0.1% increase from a year earlier, and total deposits amounted to $2.75 billion, a 2.3% decrease from a year earlier.

The following table presents information regarding the nature of our growth for the twelve months ended June 30, 2014 and for the first six months of 2014.

July 1, 2013 to June 30, 2014	Balance at beginning of period	Internal Growth, net (1)	Growth from Acquisitions	Balance at end of period	Total percentage growth	Internal percentage growth (1)

Loans – Non-covered	$2,190,583	66,947	—	2,257,530	3.1%	3.1%
Loans – Covered	240,279	(63,424)	—	176,855	-26.4%	-26.4%
Total loans	2,430,862	3,523	—	2,434,385	0.1%	0.1%

Deposits – Noninterest bearing checking	454,785	70,547	—	525,332	15.5%	15.5%
Deposits – Interest bearing checking	546,203	5,374	—	551,577	1.0%	1.0%
Deposits – Money market	560,612	(5,881)	—	554,731	-1.0%	-1.0%
Deposits – Savings	166,497	8,587	—	175,084	5.2%	5.2%
Deposits – Brokered	109,510	25,790	—	135,300	23.6%	23.6%
Deposits – Internet time	6,847	(4,631)	—	2,216	-67.6%	-67.6%
Deposits – Time>$100,000	501,811	(80,556)	—	421,255	-16.1%	-16.1%
Deposits – Time<$100,000	472,088	(83,004)	—	389,084	-17.6%	-17.6%
Total deposits	$2,818,353	(63,774)	—	2,754,579	-2.3%	-2.3%

January 1, 2014 to June 30, 2014
Loans – Non-covered	$2,252,885	4,645	—	2,257,530	0.2%	0.2%
Loans – Covered	210,309	(33,454)	—	176,855	-15.9%	-15.9%
Total loans	$2,463,194	(28,809)	—	2,434,385	-1.2%	-1.2%

Deposits – Noninterest bearing checking	$482,650	42,682	—	525,332	8.8%	8.8%
Deposits – Interest bearing checking	557,413	(5,836)	—	551,577	-1.0%	-1.0%
Deposits – Money market	547,556	7,175	—	554,731	1.3%	1.3%
Deposits – Savings	169,023	6,061	—	175,084	3.6%	3.6%
Deposits – Brokered	116,087	19,213	—	135,300	16.6%	16.6%
Deposits – Internet time	1,319	897	—	2,216	68.0%	68.0%
Deposits – Time>$100,000	451,741	(30,486)	—	421,255	-6.7%	-6.7%
Deposits – Time<$100,000	425,230	(36,146)	—	389,084	-8.5%	-8.5%
Total deposits	$2,751,019	3,560	—	2,754,579	0.1%	0.1%

(1)	Excludes the impact of acquisitions in the year of acquisition, but includes growth or declines in acquired operations after the date of acquisition.

As derived from the table above, for the twelve months preceding June 30, 2014, our total loans increased $4 million, or 0.1%. Over that period, we experienced internal growth in our non-covered loan portfolio of $67 million, or 3.1%. Partially offsetting the growth in non-covered loans were normal pay-downs, foreclosures, and charge-offs of our covered loans, which declined by $63 million at June 30, 2014 compared to a year earlier. We continue to pursue lending opportunities in order to improve our asset yields.

For the first six months of 2014, we experienced internal growth in our non-covered loan portfolio of $5 million, or 0.2%. This increase was more than offset by a decline in our covered loans of $33 million. While we expect higher loan growth in our non-covered loans portfolio for the remainder of 2014, the strong competition in the marketplace for high quality loans is expected to remain a challenge and constrain our net loan growth. We expect our current portfolio of covered loans to continue to steadily decline. As discussed previously, on June 30, 2014, one of our loss share agreements expired and we transferred that portfolio of loans from the “covered” category to the “non-covered” category on July 1, 2014.

The mix of our loan portfolio remains substantially the same at June 30, 2014 compared to December 31, 2013. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

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

For the twelve month period ended June 30, 2014, we experienced a net decline in total deposits of $64 million, which was a result of growth in our transaction account deposits (checking, money market, and savings) and declines in our time deposit accounts. Over this period, growth of $79 million in our transaction account categories was more than offset by a $142 million decline in time deposits, including brokered deposits and internet time deposits.

For the first six months of 2014, we experienced a net increase in total deposits of $4 million. Transaction account deposits increased $50 million, while the net decline in time deposits was $47 million. Within time deposits, we obtained $34 million in brokered deposits in the first quarter of 2014 to help offset declines in the retail time deposit categories (“Time>$100,000” and “Time<$100,000” categories).

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

We obtained new borrowings of $90 million in the first quarter of 2014 from a low cost funding source in order to enhance our cash position and in anticipation of future loan growth. During the second quarter of 2014, we repaid $20 million of these borrowings, which resulted in our total borrowings at June 30, 2014 amounting to $116.4 million compared to $46.4 million a year earlier.

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

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended June 30, 2014	As of/for the quarter ended December 31, 2013	As of/for the quarter ended June 30, 2013

Non-covered nonperforming assets
Nonaccrual loans	$47,533	41,938	42,338
Restructured loans – accruing	27,250	27,776	21,333
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	74,783	69,714	63,671
Foreclosed real estate	9,346	12,251	15,425
Total non-covered nonperforming assets	$84,129	81,965	79,096

Covered nonperforming assets (1)
Nonaccrual loans (2)	$20,938	37,217	50,346
Restructured loans – accruing	8,193	8,909	6,790
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	29,131	46,126	57,136
Foreclosed real estate	9,934	24,497	32,005
Total covered nonperforming assets	$39,065	70,623	89,141

Total nonperforming assets	$123,194	152,588	168,237

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.99%	1.31%	0.75%
Nonperforming loans to total loans	4.27%	4.70%	4.97%
Nonperforming assets to total assets	3.77%	4.79%	5.18%
Allowance for loan losses to total loans	1.88%	1.97%	2.09%
Allowance for loan losses to nonperforming loans	44.07%	41.87%	42.09%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	0.69%	0.74%	0.74%
Non-covered nonperforming loans to non-covered loans	3.31%	3.09%	2.91%
Non-covered nonperforming assets to total non-covered assets	2.73%	2.78%	2.66%
Allowance for loan losses to non-covered loans	1.86%	1.96%	2.05%
Allowance for loan losses to non-covered nonperforming loans	56.12%	63.49%	70.39%

(1) Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.

(2) At June 30, 2014, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $34.3 million. As discussed elsewhere in this document, $9.7 million of covered nonaccrual loans were transferred to non-covered status on July 1, 2014 due to the expiration of one of our non-single family loss share agreements with the FDIC on June 30, 2014.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the continuing weak economy experienced in much of our market area since the onset of the recession that began in 2008, we have experienced high levels of loan losses, delinquencies and nonperforming assets compared to our historical averages.

Index

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At June 30, 2014	At December 31, 2013	At June 30, 2013
Commercial, financial, and agricultural	$4,305	5,690	3,408
Real estate – construction, land development, and other land loans	15,466	22,688	25,405
Real estate – mortgage – residential (1-4 family) first mortgages	21,230	21,751	24,806
Real estate – mortgage – home equity loans/lines of credit	4,190	4,081	2,750
Real estate – mortgage – commercial and other	22,670	24,568	35,461
Installment loans to individuals	610	377	854
Total nonaccrual loans	$68,471	79,155	92,684

The following segregates our nonaccrual loans at June 30, 2014 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$282	4,023	4,305
Real estate – construction, land development, and other land loans	5,300	10,166	15,466
Real estate – mortgage – residential (1-4 family) first mortgages	5,576	15,654	21,230
Real estate – mortgage – home equity loans/lines of credit	327	3,863	4,190
Real estate – mortgage – commercial and other	9,451	13,219	22,670
Installment loans to individuals	2	608	610
Total nonaccrual loans	$20,938	47,533	68,471

The following segregates our nonaccrual loans at December 31, 2013 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$935	4,755	5,690
Real estate – construction, land development, and other land loans	13,274	9,414	22,688
Real estate – mortgage – residential (1-4 family) first mortgages	9,447	12,304	21,751
Real estate – mortgage – home equity loans/lines of credit	509	3,572	4,081
Real estate – mortgage – commercial and other	13,050	11,518	24,568
Installment loans to individuals	2	375	377
Total nonaccrual loans	$37,217	41,938	79,155

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

“Restructured loans – accruing”, or troubled debt restructurings (TDRs), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. As seen in the previous table “Asset Quality Data”, at June 30, 2014, total TDRs (covered and non-covered) amounted to $35.4 million, compared to $36.7 million at December 31, 2013, and $28.1 million at June 30, 2013.

Foreclosed real estate includes primarily foreclosed properties. Non-covered foreclosed real estate has decreased over the past year, amounting to $9.3 million at June 30, 2014, $12.3 million at December 31, 2013, and $15.4 million at June 30, 2013. The decreases were the result of strong sales activity during the periods, which was consistent with our strategy implemented in 2012 to accelerate the disposition of foreclosed properties.

At June 30, 2014, we also held $9.9 million in foreclosed real estate that is subject to the loss share agreements with the FDIC, which is a decline from $24.5 million at December 31, 2013 and $32.0 million at June 30, 2013. The decreases are due to increased property sales activity, particularly along the North Carolina coast, which is where most of our covered foreclosed properties are located

As discussed elsewhere in this document, on July 1, 2014, we transferred $9.7 million of covered nonaccrual loans, $2.1 million of covered accruing troubled debt restructurings, and $3.0 million of covered foreclosed real estate to non-covered status due to the expiration of one of our non-single family loss share agreements with the FDIC on June 30, 2014.

Index

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

The following table presents the detail of all of our foreclosed real estate at each period end (covered and non-covered):

($ in thousands)	At June 30, 2014	At December 31, 2013	At June 30, 2013
Vacant land	$6,838	19,295	29,089
1-4 family residential properties	5,536	7,982	10,087
Commercial real estate	6,906	9,471	8,254
Total foreclosed real estate	$19,280	36,748	47,430

The following segregates our foreclosed real estate at June 30, 2014 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$3,268	3,570	6,838
1-4 family residential properties	3,590	1,946	5,536
Commercial real estate	3,076	3,830	6,906
Total foreclosed real estate	$9,934	9,346	19,280

The following segregates our foreclosed real estate at December 31, 2013 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$14,043	5,252	19,295
1-4 family residential properties	5,102	2,880	7,982
Commercial real estate	5,352	4,119	9,471
Total foreclosed real estate	$24,497	12,251	36,748

Index

The following table presents geographical information regarding our nonperforming assets at June 30, 2014.

	As of June 30, 2014
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$20,733	10,480	31,213	$568,000	5.5%
Triangle Region (NC)	—	24,903	24,903	752,000	3.3%
Triad Region (NC)	—	18,197	18,197	366,000	5.0%
Charlotte Region (NC)	—	2,779	2,779	96,000	2.9%
Southern Piedmont Region (NC)	1,667	6,497	8,164	244,000	3.3%
Western Region (NC)	6,606	13	6,619	58,000	11.4%
South Carolina Region	125	3,915	4,040	105,000	3.8%
Virginia Region	—	7,999	7,999	230,000	3.5%
Other	—	—	—	15,000	0.0%
Total nonaccrual loans and troubled debt restructurings	$29,131	74,783	103,914	$2,434,000	4.3%

Foreclosed Real Estate (1)
Eastern Region (NC)	$5,367	985	6,352
Triangle Region (NC)	—	3,322	3,322
Triad Region (NC)	—	2,300	2,300
Charlotte Region (NC)	—	647	647
Southern Piedmont Region (NC)	411	622	1,033
Western Region (NC)	4,108	—	4,108
South Carolina Region	48	961	1,009
Virginia Region	—	92	92
Other	—	417	417
Total foreclosed real estate	9,934	9,346	19,280

(1)	The counties comprising each region are as follows:

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

Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland

Western North Carolina Region – Buncombe

South Carolina Region - Chesterfield, Dillon, Florence, Horry

Virginia Region - Wythe, Washington, Montgomery, Pulaski, Roanoke

Summary of Loan Loss Experience

The allowance for loan losses is created by direct charges to operations (known as a “provision for loan losses” for the period in which the charge in taken). Losses on loans are charged against the allowance in the period in which such loans, in management’s opinion, become uncollectible. The recoveries realized during the period are credited to this allowance.

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

The weak economic environment since 2009 has resulted in elevated levels of classified and nonperforming assets, which has led to higher provisions for loan losses compared to historical averages. While we have begun to see signs of a recovering economy in most of our market areas, the recovery seems to be lagging and is less robust than that of the national economy. We continue to have an elevated level of past due and adversely classified assets compared to historic averages. In fact, over the past year we have experienced steady, but small, increases in our non-covered nonperforming and adversely classified assets – see Note 7 to the consolidated financial statements for detail. Despite the higher levels of these problem assets, based on our analysis, we believe the severity of the loss rate inherent in our classified loans is less than in recent years. In addition, we believe that our allowance for loan losses is sufficient to absorb the probable losses inherent in our portfolio at June 30, 2014.

Index

Our total provision for loan losses was $3.7 million for the second quarter of 2014 compared to $5.6 million in the second quarter of 2013. Our total provision for loan losses for the first six months of 2014 and 2013 was $7.2 million and $16.7 million, respectively. The total provision for loan losses is comprised of provision for loan losses for non-covered loans and provision for loan losses for covered loans, as discussed in the following paragraphs.

The provision for loan losses on non-covered loans amounted to $1.2 million and $4.0 million in the second quarters of 2014 and 2013, respectively, and $4.5 million and $9.8 million for the first half of 2014 and 2013, respectively. The lower provisions in 2014 were primarily the result of lower loan growth during 2014 and stable asset quality trends, as discussed in the following paragraph.

Non-covered loan growth for the first six months of 2014 was $5 million compared to $96 million for the first six months of 2013, which resulted in a smaller incremental provision for loan losses attributable to loan growth. As it relates to asset quality trends, as shown in a table within Note 7 to the consolidated financial statements, our total non-covered classified and nonaccrual loans remained almost unchanged at $121-$123 million when comparing June 30, 2014 to December 31, 2013. Comparatively, in the first six months of 2013, these same classifications of non-covered loans increased from $75 million to $103 million, which resulted in the need to record additional provisions for loan losses during that period. Additionally, our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. Periods of high net charge-offs we experienced during the peak of the recession are now dropping out of the analysis and being replaced by the more modest levels of net charge-offs now being experienced. The second quarter of 2014 marked our sixth consecutive quarter of annualized net charge-offs related to non-covered loans being less than 1.00%, whereas at the peak of the recession, that ratio was frequently over 1.00%. In the near term, we expect that net charge-offs experienced in the next few quarters will continue to be less than those experienced in the recession periods that are dropping out of the analysis, and for that reason, we expect our resulting provisions for loan losses to be impacted.

The provision for loan losses on covered loans amounted to $2.5 million in the second quarter of 2014 compared to $1.5 million in the second quarter of 2013. The higher provision in 2014 is primarily the result of losses associated with several large loans that were experienced during the quarter. For the six months ended June 30, 2014, the provision for loan losses on covered loans amounted to $2.7 million compared to $6.9 million for the same period of 2013. The decrease in the six month period was primarily due to lower levels of covered nonperforming loans during the period, stabilization in the underlying collateral values of nonperforming loans, and a $1.9 million recovery that we realized in the first quarter of 2014.

For the first six months of 2014, we recorded $9.9 million in net charge-offs, compared to $12.3 million for the comparable period of 2013. Of these amounts, net charge-offs of non-covered loans amounted to $6.8 million in the first six months of 2014 compared to $6.6 million in the first six months of 2013. Net charge-offs of covered loans amounted to $3.1 million for the first six months of 2014 compared to $5.7 million for the first six months of 2013. The charge-offs in 2014 continue a trend that began in 2010, with the largest amount of charge-offs being in the construction and land development real estate categories. These types of loans were impacted the most by the recession and decline in new housing.

The total allowance for loan losses amounted to $45.8 million at June 30, 2014, compared to $48.5 million at December 31, 2013 and $50.9 million at June 30, 2013. The allowance for loan losses for non-covered loans was $42.0 million, $44.3 million, and $44.8 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. The ratio of our allowance for non-covered loans to total non-covered loans has declined from 2.05% at June 30, 2013 to 1.96% at December 31, 2013 to 1.86% at June 30, 2014 as a result of the factors discussed above that impacted our provision for loan losses on non-covered loans.

At June 30, 2014, December 31, 2013, and June 30, 2013, the allowance for loan losses attributable to covered loans was $3.8 million, $4.2 million, and $6.0 million, respectively. The steady decline has been primarily due to the resolution of many of those loans via charge-off or foreclosure, and thus the declining amount of problem covered loans.

Index

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

($ in thousands)	Six Months Ended June 30,	Twelve Months Ended December 31,	Six Months Ended June 30,
	2014	2013	2013
Loans outstanding at end of period	$2,434,385	2,463,194	2,430,862
Average amount of loans outstanding	$2,448,866	2,419,679	2,395,949

Allowance for loan losses, at beginning of year	$48,505	46,402	46,402
Provision for loan losses	7,234	30,616	16,740
	55,739	77,018	63,142
Loans charged off:
Commercial, financial, and agricultural	(3,566)	(4,667)	(1,583)
Real estate – construction, land development & other land loans	(4,791)	(10,582)	(4,091)
Real estate – mortgage – residential (1-4 family) first mortgages	(1,886)	(4,764)	(2,182)
Real estate – mortgage – home equity loans / lines of credit	(753)	(3,143)	(1,859)
Real estate – mortgage – commercial and other	(1,432)	(7,027)	(4,191)
Installment loans to individuals	(964)	(2,253)	(1,085)
Total charge-offs	(13,392)	(32,436)	(14,991)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	50	198	132
Real estate – construction, land development & other land loans	2,535	777	634
Real estate – mortgage – residential (1-4 family) first mortgages	314	595	561
Real estate – mortgage – home equity loans / lines of credit	30	199	131
Real estate – mortgage – commercial and other	286	1,531	897
Installment loans to individuals	234	623	345
Total recoveries	3,449	3,923	2,700
Net charge-offs	(9,943)	(28,513)	(12,291)
Allowance for loan losses, at end of period	$45,796	48,505	50,851

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.82%	1.18%	1.03%
Allowance for loan losses as a percent of loans at end of period	1.88%	1.97%	2.09%

Index

The following table discloses the activity in the allowance for loan losses for the six months ended June 30, 2014, segregated into covered and non-covered.

	Six Months Ended June 30, 2014
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$176,855	2,257,530	2,434,385
Average amount of loans outstanding	$192,572	2,256,294	2,448,866

Allowance for loan losses, at beginning of year	$4,242	44,263	48,505
Provision for loan losses	2,711	4,523	7,234
	6,953	48,786	55,739
Loans charged off:
Commercial, financial, and agricultural	(1,086)	(2,480)	(3,566)
Real estate – construction, land development & other land loans	(3,520)	(1,271)	(4,791)
Real estate – mortgage – residential (1-4 family) first mortgages	(558)	(1,328)	(1,886)
Real estate – mortgage – home equity loans / lines of credit	(74)	(679)	(753)
Real estate – mortgage – commercial and other	(430)	(1,002)	(1,432)
Installment loans to individuals	(2)	(962)	(964)
Total charge-offs	(5,670)	(7,722)	(13,392)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	2	48	50
Real estate – construction, land development & other land loans	2,213	322	2,535
Real estate – mortgage – residential (1-4 family) first mortgages	184	130	314
Real estate – mortgage – home equity loans / lines of credit	—	30	30
Real estate – mortgage – commercial and other	148	138	286
Installment loans to individuals	—	234	234
Total recoveries	2,547	902	3,449
Net charge-offs	(3,123)	(6,820)	(9,943)
Allowance for loan losses, at end of period	$3,830	41,966	45,796

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

Index

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at June 30, 2014, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2013.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $439 million line of credit with the Federal Home Loan Bank (of which $70 million was outstanding at June 30, 2014), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at June 30, 2014), and 3) an approximately $90 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at June 30, 2014). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $193 million and $143 million at June 30, 2014 and 2013, respectively, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $316 million at June 30, 2014 compared to $254 million at December 31, 2013.

Our overall liquidity has increased since June 30, 2013, primarily as a result of our increased borrowings. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 16.7% at June 30, 2013 to 20.4% at June 30, 2014.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2014, and have no current plans to do so.

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

At June 30, 2014, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2014	December 31, 2013	June 30, 2013
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.88%	15.53%	15.32%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	17.14%	16.79%	16.58%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	11.15%	11.18%	10.63%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At June 30, 2014, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE Ratio was 7.57% at June 30, 2014 compared to 7.46% at December 31, 2013 and 6.93% at June 30, 2013.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On June 16, 2014, the Company announced a quarterly cash dividend of $0.08 cents per share payable on July 25, 2014 to shareholders of record on June 30, 2014. This is the same dividend rate as the Company declared in the second quarter of 2013.

•	On May 19, 2014, the Company opened a full-service branch in Fuquay-Varina, North Carolina. The new branch is located at 125 North Main Street.

•	The Company is planning to construct a new branch facility at 4110 Bradham Drive, Jacksonville, North Carolina. Upon completion, the First Bank branch located on Western Boulevard will be closed and the accounts serviced at that branch will be reassigned to the new and improved branch. This is expected to occur in the first quarter of 2015 and is subject to regulatory approval.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first six months of 2014. At June 30, 2014, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market or privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 3.81% (realized in 2009) to a high of 4.92% (realized in 2013). During that five year period, the prime rate of interest has consistently remained at 3.25% (which was the rate as of June 30, 2014). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At June 30, 2014, approximately 75% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at June 30, 2014, we had approximately $832 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2014 are deposits totaling $1.3 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

In June 2013, the economy began to show signs of improvement and the Federal Reserve suggested that it may lessen its involvement in the economic recovery process in the near future, which could result in a rise in interest rates, especially longer-term interest rates. The marketplace began to anticipate that result and accordingly, longer-term interest rates increased in 2013, while short-term rates have remained stable. For example, from March 31, 2013 to June 30, 2014, the interest rate on three-month Treasury bills decreased three basis points, but the interest rate for seven-year Treasury notes increased by 89 basis points. These increases result in a “steepening” of the yield curve and is a more favorable interest rate environment for many banks, including the Company, because as noted above, short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. However, intense competition for high-quality loans in our market areas has thus far negated the impact of the higher long-term market rates by limiting our ability to charge higher rates on loans, and thus we continue to experience downward pressure on our loan yields and net interest margin.

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

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $11.3 million and $10.3 million for the first half of 2014 and 2013, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility.

Index

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2014 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin for the remainder of 2014 will continue to experience some compression. We expect loan yields to continue to trend downwards, while many of our deposit products already have interest rates near zero.

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

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2014 to April 30, 2014	—	—	—	214,241
May 1, 2014 to May 31, 2014	—	—	—	214,241
June 1, 2014 to June 30, 2014	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended June 30, 2014.

There were no unregistered sales of our securities during the three months ended June 30, 2014.

Index

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (1)

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387.

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

FIRST BANCORP

August 11, 2014	BY:/s/Richard H. Moore
Richard H. Moore
President,
Chief Executive Officer,
and Treasurer

August 11, 2014	BY:/s/Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer

Page 71