Form 10-Q
period 2014-09-30
FIRST BANCORP /NC/
filed 2014-11-10
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant's Common Stock outstanding on October 31, 2014 was 19,705,381.

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

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	September 30, 2014	December 31, 2013 (audited)	September 30, 2013
ASSETS
Cash and due from banks, noninterest-bearing	$84,128	83,881	89,383
Due from banks, interest-bearing	251,111	136,644	95,634
Federal funds sold	1,275	2,749	102
Total cash and cash equivalents	336,514	223,274	185,119

Securities available for sale	159,254	173,041	172,535
Securities held to maturity (fair values of $57,601, $56,700, and $56,824)	53,821	53,995	54,054

Presold mortgages in process of settlement	5,761	5,422	2,884

Loans – non-covered	2,292,841	2,252,885	2,215,173
Loans – covered by FDIC loss share agreement	133,249	210,309	226,909
Total loans	2,426,090	2,463,194	2,442,082
Allowance for loan losses – non-covered	(41,564)	(44,263)	(43,475)
Allowance for loan losses – covered	(2,567)	(4,242)	(4,216)
Total allowance for loan losses	(44,131)	(48,505)	(47,691)
Net loans	2,381,959	2,414,689	2,394,391

Premises and equipment	74,871	77,448	77,621
Accrued interest receivable	8,885	9,649	9,663
FDIC indemnification asset	25,328	48,622	64,946
Goodwill	65,835	65,835	65,835
Other intangible assets	2,252	2,834	3,054
Foreclosed real estate – non-covered	11,705	12,251	15,098
Foreclosed real estate – covered	3,237	24,497	29,193
Bank-owned life insurance	44,996	44,040	43,642
Other assets	21,193	29,473	54,405
Total assets	$3,195,611	3,185,070	3,172,440

LIABILITIES
Deposits: Noninterest bearing checking accounts	$540,349	482,650	463,972
Interest bearing checking accounts	538,815	557,413	543,905
Money market accounts	548,832	551,335	556,470
Savings accounts	178,260	169,023	166,706
Time deposits of $100,000 or more	503,125	564,527	562,934
Other time deposits	369,631	426,071	446,873
Total deposits	2,679,012	2,751,019	2,740,860
Borrowings	116,394	46,394	46,394
Accrued interest payable	695	879	920
Other liabilities	14,695	14,856	21,524
Total liabilities	2,810,796	2,813,148	2,809,698

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: 63,500, 63,500, and 63,500 shares	63,500	63,500	63,500
Series C, convertible, issued & outstanding: 728,706, 728,706, and 728,706 shares	7,287	7,287	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 19,705,381, 19,679,659, and 19,679,659 shares	132,440	132,099	132,098
Retained earnings	179,656	167,136	163,250
Accumulated other comprehensive income (loss)	1,932	1,900	(3,393)
Total shareholders’ equity	384,815	371,922	362,742
Total liabilities and shareholders’ equity	$3,195,611	3,185,070	3,172,440

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$32,019	34,870	102,481	105,451
Interest on investment securities:
Taxable interest income	646	843	2,523	2,572
Tax-exempt interest income	470	472	1,411	1,428
Other, principally overnight investments	239	143	590	470
Total interest income	33,374	36,328	107,005	109,921

INTEREST EXPENSE
Savings, checking and money market accounts	263	322	774	1,213
Time deposits of $100,000 or more	1,058	1,408	3,413	4,567
Other time deposits	408	613	1,283	2,121
Borrowings	302	258	849	770
Total interest expense	2,031	2,601	6,319	8,671

Net interest income	31,343	33,727	100,686	101,250
Provision for loan losses – non-covered	1,279	3,487	5,802	13,301
Provision for loan losses – covered	206	1,493	2,917	8,419
Total provision for loan losses	1,485	4,980	8,719	21,720
Net interest income after provision for loan losses	29,858	28,747	91,967	79,530

NONINTEREST INCOME
Service charges on deposit accounts	3,426	3,390	10,445	9,579
Other service charges, commissions and fees	2,538	2,402	7,467	6,917
Fees from presold mortgage loans	807	776	2,204	2,343
Commissions from sales of insurance and financial products	685	591	1,985	1,569
Bank-owned life insurance income	311	366	956	786
Foreclosed property gains (losses) – non-covered	(757)	153	(1,464)	1,687
Foreclosed property gains (losses) – covered	773	1,397	(2,517)	(3,738)
FDIC indemnification asset income (expense), net	(3,210)	(3,786)	(9,704)	(2,296)
Securities gains	—	553	786	560
Other gains (losses)	35	(234)	(282)	(204)
Total noninterest income	4,608	5,608	9,876	17,203

NONINTEREST EXPENSES
Salaries	11,773	11,401	34,787	33,081
Employee benefits	2,550	2,248	7,147	7,421
Total personnel expense	14,323	13,649	41,934	40,502
Net occupancy expense	1,863	1,793	5,547	5,226
Equipment related expenses	953	1,157	2,905	3,351
Intangibles amortization	194	220	582	639
Other operating expenses	8,598	6,885	23,294	22,966
Total noninterest expenses	25,931	23,704	74,262	72,684

Income before income taxes	8,535	10,651	27,581	24,049
Income tax expense	2,956	4,318	9,680	9,028

Net income	5,579	6,333	17,901	15,021

Preferred stock dividends	(217)	(216)	(651)	(678)

Net income available to common shareholders	$5,362	6,117	17,250	14,343

Earnings per common share:
Basic	$0.27	0.31	0.88	0.73
Diluted	0.27	0.30	0.85	0.71

Dividends declared per common share	$0.08	0.08	0.24	0.24

Weighted average common shares outstanding:
Basic	19,705,514	19,679,751	19,697,426	19,674,229
Diluted	20,437,739	20,424,984	20,431,836	20,416,517

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands-unaudited)	2014	2013	2014	2013

Net income	$5,579	6,333	17,901	15,021
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(47)	(2,589)	1,004	(4,748)
Tax (expense) benefit	19	1,011	(391)	1,852
Reclassification to realized gains	—	(553)	(786)	(560)
Tax expense	—	216	306	218
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	(56)	15	(166)	34
Tax expense (benefit)	(2)	(6)	65	(13)
Other comprehensive income (loss)	(86)	(1,906)	32	(3,217)
Comprehensive income	$5,493	4,427	17,933	11,804

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2013	$70,787	19,669	$131,877	153,629	(176)	356,117

Net income				15,021		15,021
Cash dividends declared ($0.24 per common share)				(4,722)		(4,722)
Preferred dividends				(678)		(678)
Stock-based compensation		11	221			221
Other comprehensive income (loss)					(3,217)	(3,217)

Balances, September 30, 2013	$70,787	19,680	$132,098	163,250	(3,393)	362,742

Balances, January 1, 2014	$70,787	19,680	$132,099	167,136	1,900	371,922

Net income				17,901		17,901
Cash dividends declared ($0.24 per common share)				(4,730)		(4,730)
Preferred dividends				(651)		(651)
Stock-based compensation		25	341			341
Other comprehensive income (loss)					32	32

Balances, September 30, 2014	$70,787	19,705	$132,440	179,656	1,932	384,815

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2014	2013
Cash Flows From Operating Activities
Net income	$17,901	15,021
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	8,719	21,720
Net security premium amortization	1,416	2,089
Purchase accounting accretion and amortization, net	(13,745)	(14,283)
Foreclosed property losses and write-downs, net	3,981	2,051
Gain on securities available for sale	(786)	(560)
Other losses	282	204
Decrease in net deferred loan costs	198	300
Depreciation of premises and equipment	3,477	3,459
Branch consolidation expense	925	—
Stock-based compensation expense	248	221
Amortization of intangible assets	582	639
Origination of presold mortgages in process of settlement	(75,775)	(79,117)
Proceeds from sales of presold mortgages in process of settlement	75,568	84,723
Decrease in accrued interest receivable	764	538
Decrease in other assets	13,786	1,795
Decrease in accrued interest payable	(184)	(406)
Increase (decrease) in other liabilities	(429)	2,133
Net cash provided by operating activities	36,928	40,527

Cash Flows From Investing Activities
Purchases of securities available for sale	(57,408)	(55,499)
Proceeds from sales of securities available for sale	47,473	12,935
Proceeds from maturities/issuer calls of securities available for sale	23,484	30,717
Proceeds from maturities/issuer calls of securities held to maturity	—	1,837
Purchase of bank-owned life insurance	—	(15,000)
Net decrease (increase) in loans	27,468	(71,332)
Proceeds from FDIC loss share agreements	16,810	36,639
Proceeds from sales of foreclosed real estate	27,908	42,892
Purchases of premises and equipment	(3,278)	(5,288)
Proceeds from sale of premises and equipment	1,232	—
Proceeds from loans held for sale	—	30,393
Net cash received in acquisition	—	38,315
Net cash provided by investing activities	83,689	46,609

Cash Flows From Financing Activities
Net decrease in deposits	(72,000)	(137,809)
Proceeds from borrowings, net	70,000	—
Cash dividends paid – common stock	(4,726)	(4,722)
Cash dividends paid – preferred stock	(651)	(993)
Net cash provided (used) by financing activities	(7,377)	(143,524)

Increase (decrease) in cash and cash equivalents	113,240	(56,388)
Cash and cash equivalents, beginning of period	223,274	241,507

Cash and cash equivalents, end of period	$336,514	185,119

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$6,503	9,050
Income taxes	3,009	107
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	133	(3,238)
Foreclosed loans transferred to other real estate	10,083	15,659

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended September 30, 2014 and 2013

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2014 and 2013 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2014 and 2013. All such adjustments were of a normal, recurring nature. Reference is made to the 2013 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2013 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments became effective for the Company for reporting periods beginning after December 15, 2013 and did not have a material effect on its financial statements.

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

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company can apply the guidance using either the full retrospective approach or a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2014, the FASB amended guidance to eliminate the diversity in the classification of foreclosed mortgage loans when the loan is guaranteed under certain government-sponsored loan guarantee programs. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported for the periods ended September 30, 2013 have been reclassified to conform to the presentation for September 30, 2014. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

At September 30, 2014, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan, the First Bancorp 2007 Equity Plan, and the First Bancorp 2004 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of September 30, 2014, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants.

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

Index

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

Pursuant to an employment agreement, the Company granted the chief executive officer 75,000 non-qualified stock options and 40,000 shares of restricted stock during the third quarter of 2012. The option award and the restricted stock award will vest in full on December 31, 2014 and December 31, 2015, respectively, if the Company achieves certain earnings targets for those years, and will be forfeited if the applicable earnings targets are not achieved. Compensation expense for this grant will be recorded over the various periods based on the estimated number of options and restricted stock that are probable to vest. If the awards do not vest, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. Based on current conditions, the Company has concluded that it is not probable that these awards will vest, and thus no compensation expense has been recorded.

Based on the Company’s performance in 2013, the Company granted long-term restricted shares of common stock to the chief executive officer on February 11, 2014 with a two-year minimum vesting period. The total compensation expense associated with the grant was $278,200 and the grant will fully vest on January 1, 2016. One third of this value was expensed during 2013. The Company recorded $23,200 and $69,600 in compensation expense during the three and nine months ended September 30, 2014, respectively, and expects to record $23,200 in compensation expense each quarter thereafter until the award vests.

The Company granted long-term restricted shares of common stock to certain senior executives on February 23, 2012 with a two year minimum vesting period. The total compensation expense associated with this grant was $58,900 and the grant fully vested on February 23, 2014. The Company recorded $600 and $20,000 in stock option expense related to this grant during the nine months ended September 30, 2014 and 2013, respectively.

Under the terms of the predecessor plans and the First Bancorp 2014 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At September 30, 2014, there were 277,679 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $9.76 to $22.12. At September 30, 2014, there were 989,935 shares remaining available for grant under the First Bancorp 2014 Equity Plan.

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

The Company’s equity grants for the nine months ended September 30, 2014 were the issuance of 1) 15,657 shares of long-term restricted stock to the chief executive officer on February 11, 2014, at a fair market value of $17.77 per share, which was the closing price of the Company’s common stock on that date, and 2) 10,065 shares of common stock to non-employee directors on June 2, 2014 (915 shares per director), at a fair market value of $17.60 per share, which was the closing price of the Company’s common stock on that date.

The Company’s equity grants for the nine months ended September 30, 2013 were the issuance of 13,164 shares of common stock to non-employee directors on June 3, 2013 (1,097 shares per director), at a fair market value of $14.68 per share, which was the closing price of the Company’s common stock on that date.

Index

The Company recorded total stock-based compensation expense of $248,000 and $221,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. Of the $248,000 in expense that was recorded in 2014, approximately $177,000 related to the June 2, 2014 director grants, which is classified as “other operating expenses” in the Consolidated Statements of Income. The remaining $71,000 in expense relates to the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows. The Company recognized $97,000 and $86,000 of income tax benefits related to stock based compensation expense in the income statement for the nine months ended September 30, 2014 and 2013, respectively.

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

The following table presents information regarding the activity for the first nine months of 2014 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2014	408,408	$17.75

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(130,729)	21.22

Outstanding at September 30, 2014	277,679	$16.11	4.2	$530,400

Exercisable at September 30, 2014	202,679	$18.46	2.9	$49,275

The Company did not have any stock option exercises during the nine months ended September 30, 2014 or 2013. The Company recorded no tax benefits from the exercise of nonqualified stock options during the nine months ended September 30, 2014 or 2013.

The following table presents information regarding the activity the first nine months of 2014 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2014	45,374	$9.90

Granted during the period	15,657	17.77
Vested during the period	(10,593)	14.32
Forfeited or expired during the period	—	—

Nonvested at September 30, 2014	50,438	$11.42

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

Index

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

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended September 30,
	2014			2013
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$5,362	19,705,514	$0.27	$6,117	19,679,751	$0.31

Effect of Dilutive Securities	58	732,225		58	745,233

Diluted EPS per common share	$5,420	20,437,739	$0.27	$6,175	20,424,984	$0.30

	For the Nine Months Ended September 30
	2014			2013
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$17,250	19,697,426	$0.88	$14,343	19,674,229	$0.73

Effect of Dilutive Securities	175	734,410		175	742,288

Diluted EPS per common share	$17,425	20,431,836	$0.85	$14,518	20,416,517	$0.71

For both the three and nine months ended September 30, 2014, there were 93,000 options that were anti-dilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities. Also, for the three and nine months ended September 30, 2014, the Company excluded 75,000 options that had an exercise price below the average market price for the period, but had performance vesting requirements that the Company has concluded are not probable to vest. For both the three and nine months ended September 30, 2013, there were 364,813 and 391,813 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities.

Index

Note 6 – Securities

The book values and approximate fair values of investment securities at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014				December 31, 2013
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$18,546	18,465	—	(81)	18,432	18,245	32	(219)
Mortgage-backed securities	135,406	133,769	402	(2,039)	148,646	147,187	1,415	(2,874)
Corporate bonds	1,000	890	—	(110)	3,999	3,598	44	(445)
Equity securities	6,105	6,130	39	(14)	3,984	4,011	40	(13)
Total available for sale	$161,057	159,254	441	(2,244)	175,061	173,041	1,531	(3,551)

Securities held to maturity:
State and local governments	$53,821	57,601	3,780	—	53,995	56,700	2,709	(4)

Included in mortgage-backed securities at September 30, 2014 were collateralized mortgage obligations with an amortized cost of $124,000 and a fair value of $127,000. Included in mortgage-backed securities at December 31, 2013 were collateralized mortgage obligations with an amortized cost of $192,000 and a fair value of $200,000. All of the Company’s mortgage-backed securities, including collateralized mortgage obligations, were issued by government-sponsored corporations.

The Company owned Federal Home Loan Bank (“FHLB”) stock with a cost and fair value of $6,016,000 at September 30, 2014 and $3,894,000 at December 31, 2013, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB. The investment in this stock is a requirement for membership in the FHLB system. Periodically the FHLB recalculates the Company’s required level of holdings, and the Company either buys more stock or the FHLB redeems a portion of the stock at cost.

The following table presents information regarding securities with unrealized losses at September 30, 2014:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$9,541	4	5,923	77	15,464	81
Mortgage-backed securities	46,924	304	45,606	1,735	92,530	2,039
Corporate bonds	—	—	890	110	890	110
Equity securities	—	—	16	14	16	14
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$56,465	308	52,435	1,936	108,900	2,244

The following table presents information regarding securities with unrealized losses at December 31, 2013:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$12,212	219	—	—	12,212	219
Mortgage-backed securities	64,937	1,675	17,979	1,199	82,916	2,874
Corporate bonds	—	—	555	445	555	445
Equity securities	—	—	22	13	22	13
State and local governments	992	4	—	—	992	4
Total temporarily impaired securities	$78,141	1,898	18,556	1,657	96,697	3,555

Index

In the above tables, all of the non-equity securities that were in an unrealized loss position at September 30, 2014 and December 31, 2013 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The Company has also concluded that each of the equity securities in an unrealized loss position at September 30, 2014 and December 31, 2013 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $6,016,000 and $3,894,000 at September 30, 2014 and December 31, 2013, respectively, which was the FHLB stock discussed above. The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at September 30, 2014, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	—	—
Due after one year but within five years	18,546	18,465	10,948	11,743
Due after five years but within ten years	—	—	38,417	41,151
Due after ten years	1,000	890	4,456	4,707
Mortgage-backed securities	135,406	133,769	—	—
Total debt securities	154,952	153,124	53,821	57,601

Equity securities	6,105	6,130	—	—
Total securities	$161,057	159,254	53,821	57,601

At September 30, 2014 and December 31, 2013 investment securities with carrying values of $76,263,000 and $79,838,000, respectively, were pledged as collateral for public deposits.

During the nine months ended September 2014 and 2013, the Company sold approximately $47,473,000 and $12,935,000, respectively, in securities and recorded net gains of $786,000 and $553,000, respectively, related to these sales. During the nine months ended September 30, 2013, the Company recorded a net gain of $7,000 related to the call of several municipal and bond securities.

Index

Note 7 – Loans and Asset Quality Information

The loans and foreclosed real estate that were acquired in FDIC-assisted transactions are covered by loss share agreements between the FDIC and the Company’s banking subsidiary, First Bank, which afford First Bank significant loss protection - see Note 2 to the financial statements included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC for detailed information regarding these transactions. Because of the loss protection provided by the FDIC, the risk of the loans and foreclosed real estate that are covered by loss share agreements are significantly different from those assets not covered under the loss share agreements. Accordingly, the Company presents separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

On July 1, 2014, one of the Company’s loss share agreements with the FDIC expired. The agreement that expired related to the non-single family assets of Cooperative Bank, a failed bank acquisition from June 2009. Accordingly, the remaining balances associated with these loans and foreclosed real estate were transferred from the covered portfolio to the non-covered portfolio on July 1, 2014. The Company will bear all future losses on this portfolio of loans and foreclosed real estate. Immediately prior to the transfer to non-covered status, the loans in this portfolio had a carrying value of $39.7 million and the foreclosed real estate in this portfolio had a carrying value of $3.0 million. Of the $39.7 million in loans that lost loss share protection, approximately $9.7 million were on nonaccrual status and $2.1 million were classified as accruing troubled debt restructurings as of July 1, 2014. Additionally, approximately $1.7 million in allowance for loan losses associated with this portfolio of loans was transferred to the allowance for loan losses for non-covered loans on July 1, 2014.

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2014		December 31, 2013		September 30, 2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$165,215	7%	$168,469	7%	$166,044	7%
Real estate – construction, land development & other land loans	298,091	13%	305,246	12%	296,731	12%
Real estate – mortgage – residential (1-4 family) first mortgages	806,954	33%	838,862	34%	839,273	34%
Real estate – mortgage – home equity loans / lines of credit	224,553	9%	227,907	9%	229,559	9%
Real estate – mortgage – commercial and other	879,122	36%	855,249	35%	841,674	35%
Installment loans to individuals	51,425	2%	66,533	3%	67,777	3%
Subtotal	2,425,360	100%	2,462,266	100%	2,441,058	100%
Unamortized net deferred loan costs	730		928		1,024
Total loans	$2,426,090		$2,463,194		$2,442,082

As of September 30, 2014, December 31, 2013 and September 30, 2013, net loans include unamortized premiums of $0, $98,000, and $147,000, respectively, related to acquired loans.

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	September 30, 2014		December 31, 2013		September 30, 2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$162,994	7%	$164,195	7%	$161,552	7%
Real estate – construction, land development & other land loans	292,401	13%	273,412	12%	261,457	12%
Real estate – mortgage – residential (1-4 family) first mortgages	714,879	31%	730,712	32%	722,716	33%
Real estate – mortgage – home equity loans / lines of credit	211,477	9%	213,016	10%	213,026	10%
Real estate – mortgage – commercial and other	858,935	38%	804,621	36%	788,240	35%
Installment loans to individuals	51,425	2%	66,001	3%	67,158	3%
Subtotal	2,292,111	100%	2,251,957	100%	2,214,149	100%
Unamortized net deferred loan costs	730		928		1,024
Total non-covered loans	$2,292,841		$2,252,885		$2,215,173

Index

The carrying amount of the covered loans at September 30, 2014 consisted of impaired and nonimpaired purchased loans (as determined on the date of acquisition), as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$68	125	2,153	2,243	2,221	2,368
Real estate – construction, land development & other land loans	316	540	5,374	6,970	5,690	7,510
Real estate – mortgage – residential (1-4 family) first mortgages	387	1,310	91,688	107,669	92,075	108,979
Real estate – mortgage – home equity loans / lines of credit	12	19	13,064	15,485	13,076	15,504
Real estate – mortgage – commercial and other	1,255	3,231	18,932	21,362	20,187	24,593
Total	$2,038	5,225	131,211	153,729	133,249	158,954

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

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2012	$277,489
Principal repayments	(63,588)
Transfers to foreclosed real estate	(13,977)
Loan charge-offs	(12,957)
Accretion of loan discount	20,200
Carrying amount of nonimpaired covered loans at December 31, 2013	207,167
Principal repayments	(43,323)
Transfers to foreclosed real estate	(4,658)
Transfers to non-covered loans due to expiration of loss-share agreement	(38,987)
Loan charge-offs	(2,824)
Accretion of loan discount	13,836
Carrying amount of nonimpaired covered loans at September 30, 2014	$131,211

As reflected in the table above, the Company accreted $13,836,000 of the loan discount on purchased nonimpaired loans into interest income during the first nine months of 2014. As of September 30, 2014, there was remaining loan discount of $18,747,000 related to purchased accruing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the estimated lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to approximately 80% of the loan discount accretion, which reduces noninterest income. At September 30, 2014, the Company also had $4,411,000 of loan discount related to purchased nonperforming loans. It is not expected that a significant amount of this discount will be accreted, as it represents estimated losses on these loans.

Index

The following table presents information regarding all purchased impaired loans since December 31, 2012, the majority of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2012	$8,815	3,990	4,825
Change due to payments received	(301)	(31)	(270)
Transfer to foreclosed real estate	(2,100)	(784)	(1,316)
Change due to loan charge-off	(150)	(54)	(96)
Other	(1)	—	(1)
Balance at December 31, 2013	$6,263	3,121	3,142
Change due to payments received	(548)	173	(721)
Change due to loan charge-off	(2)	29	(31)
Other	197	(115)	312
Balance at September 30, 2014	$5,910	3,208	2,702

Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During the first nine months of 2014 and 2013, the Company received $179,000 and $62,000, respectively, in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in the loan discount accretion amount discussed previously.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	September 30, 2014	December 31, 2013	September 30, 2013

Non-covered nonperforming assets
Nonaccrual loans	$53,620	$41,938	$40,711
Restructured loans - accruing	31,501	27,776	27,656
Accruing loans > 90 days past due	—	—	—
Total non-covered nonperforming loans	85,121	69,714	68,367
Foreclosed real estate	11,705	12,251	15,098
Total non-covered nonperforming assets	$96,826	$81,965	$83,465

Covered nonperforming assets
Nonaccrual loans (1)	$10,478	$37,217	$47,233
Restructured loans - accruing	6,273	8,909	6,537
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	16,751	46,126	53,770
Foreclosed real estate	3,237	24,497	29,193
Total covered nonperforming assets	$19,988	$70,623	$82,963

Total nonperforming assets	$116,814	$152,588	$166,428

(1) At September 30, 2014, December 31, 2013, and September 30, 2013, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $16.3 million, $60.4 million, and $75.5 million, respectively.

Index

The remaining tables in this note present information derived from the Company’s allowance for loan loss model. Relevant accounting guidance requires certain disclosures to be disaggregated based on how the Company develops its allowance for loan losses and manages its credit exposure. This model combines loan types in a different manner than the tables previously presented.

The following table presents the Company’s nonaccrual loans as of September 30, 2014. As previously discussed, on July 1, 2014 approximately $9.7 million in nonaccrual loans were transferred from the “covered” category to the “non-covered” category due to the expiration of one of the Company’s loss share agreements with the FDIC.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$249	3	252
Commercial – secured	3,498	273	3,771
Secured by inventory and accounts receivable	391	6	397

Real estate – construction, land development & other land loans	10,364	1,492	11,856

Real estate – residential, farmland and multi-family	25,118	6,054	31,172

Real estate – home equity lines of credit	2,317	237	2,554

Real estate – commercial	11,132	2,413	13,545

Consumer	551	—	551
Total	$53,620	10,478	64,098

The following table presents the Company’s nonaccrual loans as of December 31, 2013.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$222	38	260
Commercial – secured	2,662	114	2,776
Secured by inventory and accounts receivable	545	782	1,327

Real estate – construction, land development & other land loans	8,055	13,502	21,557

Real estate – residential, farmland and multi-family	17,814	12,344	30,158

Real estate – home equity lines of credit	2,200	335	2,535

Real estate – commercial	10,115	10,099	20,214

Consumer	325	3	328
Total	$41,938	37,217	79,155

Index

The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2014.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$54	67	249	33,353	33,723
Commercial - secured	1,079	21	3,498	110,806	115,404
Secured by inventory and accounts receivable	176	—	391	20,954	21,521

Real estate – construction, land development & other land loans	1,312	105	10,364	254,638	266,419

Real estate – residential, farmland, and multi-family	8,883	2,119	25,118	824,098	860,218

Real estate – home equity lines of credit	1,624	61	2,317	194,975	198,977

Real estate - commercial	2,454	1,658	11,132	736,864	752,108

Consumer	281	242	551	42,667	43,741
Total non-covered	$15,863	4,273	53,620	2,218,355	2,292,111
Unamortized net deferred loan costs					730
Total non-covered loans					$2,292,841

Covered loans	$789	528	10,478	121,454	133,249

Total loans	$16,652	4,801	64,098	2,339,809	2,426,090

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at September 30, 2014.

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2013.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$347	94	222	36,352	37,015
Commercial - secured	1,233	462	2,662	117,923	122,280
Secured by inventory and accounts receivable	438	767	545	19,426	21,176

Real estate – construction, land development & other land loans	2,304	1,391	8,055	232,920	244,670

Real estate – residential, farmland, and multi-family	11,682	2,631	17,814	837,260	869,387

Real estate – home equity lines of credit	1,465	305	2,200	194,157	198,127

Real estate - commercial	3,196	214	10,115	696,081	709,606

Consumer	494	187	325	48,690	49,696
Total non-covered	$21,159	6,051	41,938	2,182,809	2,251,957
Unamortized net deferred loan costs					928
Total non-covered loans					$2,252,885

Covered loans	$5,179	768	37,217	167,145	210,309

Total loans	$26,338	6,819	79,155	2,349,954	2,463,194

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2013.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and nine months ended September 30, 2014.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo-cated	Total

As of and for the three months ended September 30, 2014

Beginning balance	$8,948	7,414	11,132	3,755	9,212	906	599	41,966
Charge-offs	(840)	(470)	(874)	(116)	(987)	(463)	—	(3,750)
Recoveries	32	40	111	7	14	128	—	332
Transfer from covered category	36	813	51	—	833	4	—	1,737
Provisions	1,185	(574)	(194)	49	971	343	(501)	1,279
Ending balance	$9,361	7,223	10,226	3,695	10,043	918	98	41,564

As of and for the nine months ended September 30, 2014

Beginning balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263
Charge-offs	(3,506)	(1,704)	(2,505)	(619)	(1,876)	(1,262)	—	(11,472)
Recoveries	81	349	290	18	135	361	—	1,234
Transfer from covered category	36	813	51	—	833	4	—	1,737
Provisions	5,318	(5,201)	(2,752)	2,458	5,427	302	250	5,802
Ending balance	$9,361	7,223	10,226	3,695	10,043	918	98	41,564

Ending balances as of September 30, 2014: Allowance for loan losses

Individually evaluated for impairment	$381	513	1,771	—	229	20	—	2,914

Collectively evaluated for impairment	$8,980	6,710	8,455	3,695	9,814	898	98	38,650

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of September 30, 2014:

Ending balance – total	$170,648	266,419	860,218	198,977	752,108	43,741	—	2,292,111

Ending balances as of September 30, 2014: Loans

Individually evaluated for impairment	$972	8,613	24,233	481	20,128	34	—	54,461

Collectively evaluated for impairment	$169,676	257,806	835,985	198,496	731,316	43,707	—	2,236,986

Loans acquired with deteriorated credit quality	$—	—	—	—	664	—	—	664

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2013.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi-family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2013

Beginning balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643
Charge-offs	(4,418)	(2,739)	(3,732)	(1,314)	(4,346)	(2,174)	(660)	(19,383)
Recoveries	299	743	753	87	1,381	474	—	3,737
Provisions	6,864	2,106	4,039	1,181	3,242	1,274	(440)	18,266
Ending balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263

Ending balances as of December 31, 2013: Allowance for loan losses

Individually evaluated for impairment	$202	544	1,162	1	649	1	—	2,559

Collectively evaluated for impairment	$7,230	12,422	13,980	1,837	4,875	1,512	(152)	41,704

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2013:

Ending balance – total	$180,471	244,670	869,387	198,127	709,606	49,696	—	2,251,957

Ending balances as of December 31, 2013: Loans

Individually evaluated for impairment	$582	8,027	19,111	22	16,894	13	—	44,649

Collectively evaluated for impairment	$179,889	236,643	850,276	198,105	692,712	49,683	—	2,207,308

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and nine months ended September 30, 2013.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended September 30, 2013

Beginning balance	$5,960	14,593	14,961	2,061	5,239	1,703	299	44,816
Charge-offs	(1,205)	(800)	(893)	(200)	(1,473)	(593)	—	(5,164)
Recoveries	28	91	60	6	27	124	—	336
Provisions	1,618	(1,224)	671	193	1,517	377	335	3,487
Ending balance	$6,401	12,660	14,799	2,060	5,310	1,611	634	43,475

As of and for the nine months ended September 30, 2013

Beginning balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643
Charge-offs	(2,589)	(2,017)	(2,548)	(1,089)	(3,920)	(1,683)	(659)	(14,505)
Recoveries	261	708	723	68	909	367	—	3,036
Provisions	4,042	1,113	2,542	1,197	3,074	988	345	13,301
Ending balance	$6,401	12,660	14,799	2,060	5,310	1,611	634	43,475

Ending balances as of September 30, 2013: Allowance for loan losses

Individually evaluated for impairment	$140	329	1,298	1	700	2	—	2,470

Collectively evaluated for impairment	$6,261	12,331	13,501	2,059	4,610	1,609	634	41,005

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of September 30, 2013:

Ending balance – total	$178,396	232,670	859,330	197,697	695,734	50,322	—	2,214,149

Ending balances as of September 30, 2013: Loans

Individually evaluated for impairment	$1,295	8,069	19,903	22	21,543	14	—	50,846

Collectively evaluated for impairment	$177,101	224,601	839,427	197,675	674,191	50,308	—	2,163,303

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and nine months ended September 30, 2014.

($ in thousands)	Covered Loans

As of and for the three months ended September 30, 2014
Beginning balance	$3,830
Charge-offs	(195)
Recoveries	463
Transferred to non-covered	(1,737)
Provisions	206
Ending balance	$2,567

As of and for the nine months ended September 30, 2014
Beginning balance	$4,242
Charge-offs	(5,865)
Recoveries	3,010
Transferred to non-covered	(1,737)
Provisions	2,917
Ending balance	$2,567

Ending balances as of September 30, 2014: Allowance for loan losses

Individually evaluated for impairment	$1,537
Collectively evaluated for impairment	1,003
Loans acquired with deteriorated credit quality	27

Loans receivable as of September 30, 2014:

Ending balance – total	$133,249

Ending balances as of September 30, 2014: Loans

Individually evaluated for impairment	$11,258
Collectively evaluated for impairment	119,953
Loans acquired with deteriorated credit quality	2,038

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2013.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2013
Beginning balance	$4,759
Charge-offs	(13,053)
Recoveries	186
Provisions	12,350
Ending balance	$4,242

Ending balances as of December 31, 2013: Allowance for loan losses

Individually evaluated for impairment	$3,112
Collectively evaluated for impairment	1,105
Loans acquired with deteriorated credit quality	25

Loans receivable as of December 31, 2013:

Ending balance – total	$210,309

Ending balances as of December 31, 2013: Loans

Individually evaluated for impairment	$43,107
Collectively evaluated for impairment	164,060
Loans acquired with deteriorated credit quality	3,142

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and nine months ended September 30, 2013.

($ in thousands)	Covered Loans

As of and for the three months ended September 30, 2013
Beginning balance	$6,035
Charge-offs	(3,446)
Recoveries	134
Provisions	1,493
Ending balance	$4,216

As of and for the nine months ended September 30, 2013
Beginning balance	$4,759
Charge-offs	(9,096)
Recoveries	134
Provisions	8,419
Ending balance	$4,216

Ending balances as of September 30, 2013: Allowance for loan losses

Individually evaluated for impairment	$2,444
Collectively evaluated for impairment	1,772
Loans acquired with deteriorated credit quality	—

Loans receivable as of September 30, 2013:

Ending balance – total	$226,909

Ending balances as of September 30, 2013: Loans

Individually evaluated for impairment	$50,734
Collectively evaluated for impairment	173,028
Loans acquired with deteriorated credit quality	3,147

Index

The following table presents the Company’s impaired loans as of September 30, 2014.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	16
Commercial - secured	69	72	—	118
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	7,410	10,679	—	6,318

Real estate – residential, farmland, and multi-family	10,300	12,547	—	7,428

Real estate – home equity lines of credit	481	498	—	366

Real estate – commercial	15,998	18,831	—	10,537

Consumer	9	11	—	8
Total non-covered impaired loans with no allowance	$34,267	42,638	—	24,791

Total covered impaired loans with no allowance	$5,642	8,015	—	19,208

Total impaired loans with no allowance recorded	$39,909	50,653	—	43,999

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$242	245	202	143
Commercial - secured	661	661	179	536
Secured by inventory and accounts receivable	—	—	—	19

Real estate – construction, land development & other land loans	1,203	1,220	513	1,580

Real estate – residential, farmland, and multi-family	13,933	14,133	1,771	14,312

Real estate – home equity lines of credit	—	—	—	6

Real estate – commercial	4,130	4,223	229	7,150

Consumer	25	25	20	10
Total non-covered impaired loans with allowance	$20,194	20,507	2,914	23,756

Total covered impaired loans with allowance	$5,616	6,149	1,537	9,336

Total impaired loans with an allowance recorded	$25,810	26,656	4,451	33,092

Interest income recorded on non-covered and covered impaired loans during the nine months ended September 30, 2014 is considered insignificant.

Index

The following table presents the Company’s impaired loans as of December 31, 2013.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	—
Commercial - secured	—	—	—	334
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	6,398	6,907	—	5,005

Real estate – residential, farmland, and multi-family	3,883	4,429	—	2,329

Real estate – home equity lines of credit	—	—	—	—

Real estate – commercial	7,324	9,008	—	9,981

Consumer	—	—	—	—
Total non-covered impaired loans with no allowance	$17,605	20,344	—	17,649

Total covered impaired loans with no allowance	$26,569	43,582	—	39,215

Total impaired loans with no allowance recorded	$44,174	63,926	—	56,864

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$115	115	63	72
Commercial - secured	392	394	64	1,081
Secured by inventory and accounts receivable	75	75	75	80

Real estate – construction, land development & other land loans	1,629	2,148	544	2,339

Real estate – residential, farmland, and multi-family	15,228	15,642	1,162	13,417

Real estate – home equity lines of credit	22	22	1	637

Real estate – commercial	9,570	10,873	649	5,914

Consumer	13	35	1	466
Total non-covered impaired loans with allowance	$27,044	29,304	2,559	24,006

Total covered impaired loans with allowance	$16,538	21,540	3,112	14,343

Total impaired loans with an allowance recorded	$43,582	50,844	5,671	38,349

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Cash secured loans.
2	Non-cash secured loans that have no minor or major exceptions to the lending guidelines.
3	Non-cash secured loans that have no major exceptions to the lending guidelines.
Weak Pass:
4	Non-cash secured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated.
Watch or Standard:
9	Loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances. This category also includes all loans to insiders and any other loan that management elects to monitor on the watch list.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of September 30, 2014.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$12,240	17,394	5	1,415	2,420	249	33,723
Commercial - secured	34,385	68,397	63	4,602	4,459	3,498	115,404
Secured by inventory and accounts receivable	7,585	11,510	—	1,186	849	391	21,521

Real estate – construction, land development & other land loans	84,414	144,702	1,571	12,989	12,379	10,364	266,419

Real estate – residential, farmland, and multi-family	221,422	529,203	4,470	44,584	35,421	25,118	860,218

Real estate – home equity lines of credit	123,649	62,223	1,258	4,320	5,210	2,317	198,977

Real estate - commercial	188,845	492,862	7,568	30,705	20,996	11,132	752,108

Consumer	24,679	16,995	53	756	707	551	43,741
Total	$697,219	1,343,286	14,988	100,557	82,441	53,620	2,292,111
Unamortized net deferred loan costs							730
Total non-covered loans							$2,292,841

Total covered loans	$14,615	75,618	34	10,050	22,454	10,478	133,249

Total loans	$711,834	1,418,904	15,022	110,607	104,895	64,098	2,426,090

At September 30, 2014, there was an insignificant amount of loans that were graded “8” with an accruing status.

As previously discussed, on July 1, 2014 the Company transferred $39.7 million of loans from the covered category to the non-covered category as a result of the expiration of one of the Company’s loss-share agreements with the FDIC. Approximately $2.8 million of those loans were “Special Mention Loans”, $5.5 million were “Classified Loans”, and $9.7 million were “Nonaccrual Loans”.

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

The vast majority of the Company’s troubled debt restructurings modified during the periods ended September 30, 2014 and 2013 related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2014.

($ in thousands)	For the three months ended September 30, 2014
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – residential, farmland, and multi-family	1	$36	$36

Non-covered TDRs - Nonaccrual
Commercial, financial, and agricultural:
Commercial - secured	1	15	15
Real estate – residential, farmland, and multi-family	3	275	275

Total non-covered TDRs arising during period	5	326	326

Total covered TDRs arising during period– Accruing	1	$680	$667
Total covered TDRs arising during period – Nonaccrual	2	150	145

Total TDRs arising during period	8	$1,156	$1,138

($ in thousands)	For the nine months ended September 30, 2014
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Real estate – residential, farmland, and multi-family	7	$713	$713

Non-covered TDRs - Nonaccrual
Commercial, financial, and agricultural:
Commercial - secured	1	15	15
Real estate – residential, farmland, and multi-family	7	713	713

Total non-covered TDRs arising during period	15	1,441	1,441

Total covered TDRs arising during period– Accruing	3	$928	$912
Total covered TDRs arising during period – Nonaccrual	7	860	827

Total TDRs arising during period	25	$3,229	$3,180

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2013.

($ in thousands)	For the three months ended September 30, 2013
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural:
Commercial - unsecured	1	$66	$66
Commercial - secured	5	322	322
Real estate – construction, land development & other land loans	2	1,261	1,261
Real estate – residential, farmland, and multi-family	1	174	174
Real estate – commercial	4	4,933	4,933

Non-covered TDRs – Nonaccrual
Real estate – construction, land development & other land loans	3	800	800
Real estate – residential, farmland, and multi-family	3	395	395
Real estate – commercial	1	398	398

Total non-covered TDRs arising during period	20	8,349	8,349

Total covered TDRs arising during period– Accruing	—	$—	$—
Total covered TDRs arising during period – Nonaccrual	1	187	167

Total TDRs arising during period	21	$8,536	$8,516

($ in thousands)	For the nine months ended September 30, 2013
	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural:
Commercial - unsecured	1	$66	$66
Commercial - secured	5	322	322
Real estate – construction, land development & other land loans	2	1,261	1,261
Real estate – residential, farmland, and multi-family	10	1,256	1,258
Real estate – commercial	7	5,567	5,567
Consumer	1	14	14

Non-covered TDRs – Nonaccrual
Real estate – construction, land development & other land loans	3	800	800
Real estate – residential, farmland, and multi-family	6	604	604
Real estate – commercial	1	398	398

Total non-covered TDRs arising during period	36	10,288	10,290

Total covered TDRs arising during period– Accruing	4	$359	$351
Total covered TDRs arising during period – Nonaccrual	1	187	167

Total TDRs arising during period	41	$10,834	$10,808

Index

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three and nine months ended September 30, 2014 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Non-covered accruing TDRs that subsequently defaulted
Real estate – construction, land development & other land loans	—	$—	1	$5
Real estate – commercial	—	—	1	71

Total non-covered TDRs that subsequently defaulted	—	$—	2	$76

Total accruing covered TDRs that subsequently defaulted	—	$—	—	$—

Total accruing TDRs that subsequently defaulted	—	$—	2	$76

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

Note 8 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $730,000, $928,000, and $1,024,000 at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

Index

Note 9 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 41 of the Company’s 2013 Annual Report on Form 10-K filed with the SEC for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Receivable related to loss claims incurred, not yet reimbursed	$5,957	12,649	20,812
Receivable related to estimated future claims on loans	17,932	33,398	38,565
Receivable related to estimated future claims on foreclosed real estate	1,439	2,575	5,569
FDIC indemnification asset	$25,328	48,622	64,946

The following presents a rollforward of the FDIC indemnification asset since December 31, 2013.

($ in thousands)

Balance at December 31, 2013	$48,622
Increase related to unfavorable changes in loss estimates	3,734
Increase related to reimbursable expenses	2,644
Cash received from FDIC	(16,810)
Related to accretion of loan discount	(13,025)
Other	163
Balance at September 30, 2014	$25,328

Note 10 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2014, December 31, 2013, and September 30, 2013 and the carrying amount of unamortized intangible assets as of those same dates.

	September 30, 2014		December 31, 2013		September 30, 2013
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	495	678	462	678	450
Core deposit premiums	8,560	6,491	8,560	5,942	8,560	5,734
Total	$9,238	6,986	9,238	6,404	9,238	6,184

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $194,000 and $220,000 for the three months ended September 30, 2014 and 2013, respectively. Amortization expense totaled $582,000 and $639,000 for the nine months ended September 30, 2014 and 2013, respectively.

Index

The following table presents the estimated amortization expense for the last quarter of calendar year 2014 and for each of the four calendar years ending December 31, 2018 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
October 1 to December 31, 2014	$194
2015	721
2016	654
2017	404
2018	129
Thereafter	150
Total	$2,252

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

The Company recorded pension income totaling $264,000 and $98,000 for the three months ended September 30, 2014 and 2013, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Three Months Ended September 30,
	2014	2013	2014	2013	2014 Total	2013 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	—	69	153	69	153
Interest cost	365	287	53	18	418	305
Expected return on plan assets	(695)	(571)	—	—	(695)	(571)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	—	15	(56)	—	(56)	15
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost	$(330)	(269)	66	171	(264)	(98)

The Company recorded pension income totaling $791,000 and $425,000 for the nine months ended September 30, 2014 and 2013, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Nine Months Ended September 30,
	2014	2013	2014	2013	2014 Total	2013 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	—	204	153	204	153
Interest cost	1,096	966	159	152	1,255	1,118
Expected return on plan assets	(2,084)	(1,730)	—	—	(2,084)	(1,730)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	—	34	(166)	—	(166)	34
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost	$(988)	(730)	197	305	(791)	(425)

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The contributions are invested to provide for benefits under the Pension Plan. The Company does not expect that it will make any contributions to the Pension Plan in 2014.

The Company’s funding policy with respect to the SERP is to fund the related benefits from the operating cash flow of the Company.

Index

Note 12 – Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Unrealized gain (loss) on securities available for sale	$(1,803)	(2,021)	(2,018)
Deferred tax asset (liability)	704	789	787
Net unrealized gain (loss) on securities available for sale	(1,099)	(1,232)	(1,231)

Additional pension asset (liability)	4,969	5,135	(3,545)
Deferred tax asset (liability)	(1,938)	(2,003)	1,383
Net additional pension asset (liability)	3,031	3,132	(2,162)

Total accumulated other comprehensive income (loss)	$1,932	1,900	(3,393)

The following table discloses the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2014	$(1,232)	3,132	1,900
Other comprehensive income (loss) before reclassifications	613	—	613
Amounts reclassified from accumulated other comprehensive income	(480)	(101)	(581)
Net current-period other comprehensive income (loss)	133	(101)	32

Ending balance at September 30, 2014	$(1,099)	3,031	1,932

The following table discloses the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2013	$2,007	(2,183)	(176)
Other comprehensive income (loss) before reclassifications	(2,896)	—	(2,896)
Amounts reclassified from accumulated other comprehensive income	(342)	21	(321)
Net current-period other comprehensive income (loss)	(3,238)	21	(3,217)

Ending balance at September 30, 2013	$(1,231)	(2,162)	(3,393)

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2014. The impaired loans shown below are those in which the value is based on the underlying collateral value.

($ in thousands)
Description of Financial Instruments	Fair Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$18,465	—	18,465	—
Mortgage-backed securities	133,769	—	133,769	—
Corporate bonds	890	—	890	—
Equity securities	6,130	—	6,130	—
Total available for sale securities	$159,254	—	159,254	—

Nonrecurring
Impaired loans – covered	$3,666	—	—	3,666
Impaired loans – non-covered	2,982	—	—	2,982
Foreclosed real estate – covered	3,237	—	—	3,237
Foreclosed real estate – non-covered	11,705	—	—	11,705

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at September 30, 2014	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$3,666	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	2,982	Appraised value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate – covered	3,237	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	11,705	Appraised value	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-40%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three or nine months ended September 30, 2014 or 2013.

For the nine months ended September 30, 2014, the increase in the fair value of securities available for sale was $218,000, which is included in other comprehensive income (net of tax expense of $85,000). For the nine months ended September 30, 2013, the decrease in the fair value of securities available for sale was $5,308,000, which is included in other comprehensive income (net of tax benefit of $2,070,000). Fair value measurement methods at September 30, 2014 and 2013 are consistent with those used in prior reporting periods.

The carrying amounts and estimated fair values of financial instruments at September 30, 2014 and December 31, 2013 are as follows:

		September 30, 2014		December 31, 2013
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$84,128	84,128	83,881	83,881
Due from banks, interest-bearing	Level 1	251,111	251,111	136,644	136,644
Federal funds sold	Level 1	1,275	1,275	2,749	2,749
Securities available for sale	Level 2	159,254	159,254	173,041	173,041
Securities held to maturity	Level 2	53,821	57,601	53,995	56,700
Presold mortgages in process of settlement	Level 1	5,761	5,761	5,422	5,422
Total loans, net of allowance	Level 3	2,381,959	2,331,525	2,414,689	2,352,834
Accrued interest receivable	Level 1	8,885	8,885	9,649	9,649
FDIC indemnification asset	Level 3	25,328	24,452	48,622	47,032
Bank-owned life insurance	Level 1	44,996	44,996	44,040	44,040

Deposits	Level 2	2,679,012	2,679,281	2,751,019	2,752,375
Borrowings	Level 2	116,394	106,139	46,394	34,795
Accrued interest payable	Level 2	695	695	879	879

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

For each of the three months ended September 30, 2014 and 2013, the Company accrued approximately $159,000 in preferred dividend payments for the Series B Preferred Stock. For the nine months ended September 30, 2014 and 2013, the Company accrued approximately $476,000 and $503,000, respectively, in preferred dividend payments for the Series B Preferred Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

The Series C Preferred Stock pays a dividend per share equal to that of the Company’s common stock. During each of the third quarters of 2014 and 2013, the Company accrued approximately $58,000 in preferred dividend payments for the Series C Preferred Stock. During each of the first nine months of 2014 and 2013, the Company accrued approximately $175,000 in preferred dividend payments for the Series C Preferred Stock.

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

The second component of the allowance model is an estimate of losses for smaller balance impaired loans and all loans not considered to be impaired loans (“general reserve loans”). General reserve loans are segregated into pools by loan type and risk grade, and estimated loss percentages are assigned to each loan pool, based on historical losses adjusted for any environmental factors used to reflect changes in the collectability of the portfolio not captured by the historical loss data. Loss percentages are based on a multiple of the estimated loss rate for loans of a similar loan type with normal risk. The multiples assigned vary by type of loan, depending on risk, and we have consulted with an external credit review firm in assigning those multiples.

The reserves estimated for individually significant impaired loans are then added to the reserve estimated for general reserve loans. This becomes our “allocated allowance.” The allocated allowance is compared to the actual allowance for loan losses recorded on our books and any adjustment necessary for the recorded allowance to absorb losses inherent in the portfolio is recorded as a provision for loan losses. The provision for loan losses is a direct charge to earnings in the period recorded. Any remaining difference between the allocated allowance and the actual allowance for loan losses recorded on our books is our “unallocated allowance.”

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

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses and the corresponding FDIC indemnification asset:

($ in thousands)
At September 30, 2014	Cooperative Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Bank of Asheville Non-Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/30/2019	3/31/2021	3/31/2016

Nonaccrual covered loans
Unpaid principal balance	$8,261	463	7,504	16,228
Carrying value prior to loan discount*	8,062	340	5,512	13,914
Loan discount	1,193	242	2,001	3,436
Net carrying value	6,869	98	3,511	10,478
Allowance for loan losses	725	2	180	907
Indemnification asset recorded	1,421	172	1,233	2,826

All other covered loans
Unpaid principal balance	103,205	10,232	29,289	142,726
Carrying value prior to loan discount*	103,084	10,137	29,272	142,493
Loan discount	13,941	2,284	3,497	19,722
Net carrying value	89,143	7,853	25,775	122,771
Allowance for loan losses	945	34	681	1,660
Indemnification asset recorded	10,667	1,751	2,758	15,176

All covered loans
Unpaid principal balance	111,466	10,695	36,793	158,954
Carrying value prior to loan discount*	111,146	10,477	34,784	156,407
Loan discount	15,134	2,526	5,498	23,158
Net carrying value	96,012	7,951	29,286	133,249
Allowance for loan losses	1,670	36	861	2,567
Indemnification asset recorded	12,088	1,923	3,991	18,002	**

Foreclosed Properties
Net carrying value	1,409	91	1,737	3,237
Indemnification asset recorded	765	47	627	1,439

For the Nine Months Ended September 30, 2014
Loan discount accretion recognized	2,223	1,242	6,074	9,539
Loan discount accretion recognized on Cooperative non-single family loans				4,297
Total loan discount accretion				13,836
Indemnification asset expense associated with the loan discount accretion recognized	2,818	1,091	5,653	9,562
Indemnification asset expense associated with the loan discount accretion recognized on Cooperative non-single family loans				3,463
Total				13,025

* Reflects partial charge-offs

** A present value adjustment of $70 reduces the carrying value of this asset to $17,932.

Our loss share agreement related to Cooperative Bank’s non-single family assets expired on June 30, 2014. On July 1, 2014, the remaining balances associated with the Cooperative non-single family loans and foreclosed properties were transferred from the covered portfolio to the non-covered portfolio. We bear all future losses on this portfolio of loans and foreclosed properties. Immediately prior to the transfer, this portfolio of loans had a carrying value of $39.7 million and the portfolio of foreclosed properties had a carrying value of $3.0 million, and both portfolios were classified as covered. Of the $39.7 million in loans that lost loss share protection, approximately $9.7 million of these loans were on nonaccrual status and $2.1 million of these loans were classified as accruing troubled debt restructurings as of July 1, 2014. Additionally, approximately $1.7 million in allowance for loan losses that related to this portfolio of loans was transferred to the allowance for loan losses for non-covered loans on July 1, 2014.

Index

There is no remaining loan discount or indemnification asset related to the Cooperative non-single family loss share loans or foreclosed properties. Loan discount accretion and indemnification asset expense will continue to be recorded on the other three portfolios covered by loss share agreements.

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

RESULTS OF OPERATIONS

Net income available to common shareholders for the third quarter of 2014 amounted to $5.4 million, or $0.27 per diluted common share, a decrease of 12.3% compared to the $6.1 million, or $0.30 per diluted common share, recorded in the third quarter of 2013. The earnings for the third quarter of 2014 were impacted by $0.8 million in non-covered foreclosed property losses and $0.9 million in charges associated with a previously announced plan to close ten bank branches.

For the nine months ended September 30, 2014, we recorded net income available to common shareholders of $17.3 million, or $0.85 per diluted common share, an increase of 20.3% compared to the $14.3 million, or $0.71 per diluted common share, for the nine months ended September 30, 2013. The higher earnings were primarily the result of lower provisions for loan losses.

Net Interest Income and Net Interest Margin

Net interest income for the third quarter of 2014 amounted to $31.3 million, a 7.1% decrease from the $33.7 million recorded in the third quarter of 2013. Net interest income for the first nine months of 2014 amounted to $100.7 million, a 0.6% decrease from the $101.3 million recorded in the comparable period of 2013.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) in the third quarter of 2014 was 4.30% compared to 4.84% for the third quarter of 2013. For the nine month period ended September 30, 2014, our net interest margin was 4.69% compared to 4.88% for the same period in 2013. The lower margins realized in the third quarter and first nine months of 2014 were primarily due to lower amounts of discount accretion on loans purchased in failed-bank acquisitions and lower average asset yields during these periods. Loan discount accretion amounted to $2.6 million in the third quarter of 2014 compared to $4.3 million in the third quarter of 2013. For the first nine months of 2014, loan discount accretion amounted to $13.8 million compared to $14.6 million for the first nine months of 2013.

Our cost of funds has steadily declined from 0.37% in the third quarter of 2013 to 0.28% in the third quarter of 2014, which has had a positive impact on our net interest margin.

Provision for Loan Losses and Asset Quality

We recorded total provisions for loan losses of $1.5 million in the third quarter of 2014 compared to $5.0 million for the third quarter of 2013. For the nine months ended September 30, 2014, we recorded total provisions for loan losses of $8.7 million compared to $21.7 million for the same period of 2013. As discussed below, lower provisions in 2014 were recorded for both the non-covered and covered loan portfolios – see explanation of the terms “non-covered” and “covered” in the section below entitled “Note Regarding Components of Earnings.”

Total non-covered nonperforming assets amounted to $96.8 million at September 30, 2014 (3.17% of total non-covered assets), $82.0 million at December 31, 2013 (2.78% of total non-covered assets) and $83.5 million at September 30, 2013 (2.86% of total non-covered assets). As discussed below in the section entitled “Expiration of Loss-Share Agreement with the FDIC”, the increase in the third quarter of 2014 was due to the Company transferring $14.8 million in nonperforming assets from covered status to non-covered status on July 1, 2014 upon the scheduled expiration of a loss sharing agreement with the FDIC associated with those assets.

Index

Total covered nonperforming assets have declined in the past year, amounting to $20.0 million at September 30, 2014 compared to $70.6 million at December 31, 2013 and $83.0 million at September 30, 2013. Over the past twelve months, the Company has resolved a significant amount of covered loans and has experienced strong property sales along the North Carolina coast, which is where most of the Company’s covered assets are located. Also, as discussed above, during the third quarter of 2014 the Company transferred $14.8 million in nonperforming assets from covered status to non-covered status.

Noninterest Income

Total noninterest income for the three months ended September 30, 2014 was $4.6 million compared to $5.6 million for the comparable period of 2013. For the nine months ended September 30, 2014, noninterest income amounted to $9.9 million compared to $17.2 million for the nine months ended September 30, 2013.

Core noninterest income for the third quarter of 2014 was $7.8 million, an increase of 3.2% over the $7.5 million reported for the third quarter of 2013. For the first nine months of 2014, core noninterest income amounted to $23.1 million, an 8.8% increase from the $21.2 million recorded in the comparable period of 2013. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income. The primary factors that resulted in the increases in core noninterest income in 2014 were higher service charges on deposit accounts and higher debit and credit card interchange fees. Service charges on deposit accounts have increased primarily as a result of the December 2013 introduction of a new deposit product line-up that altered the fee structure of many accounts. The increase in debit and credit card interchange fees is due to growth in the number and usage of debit and credit cards.

Noncore components of noninterest income resulted in net losses of $3.2 million in the third quarter of 2014 compared to net losses of $1.9 million in the third quarter of 2013. For the nine months ended September 30, 2014 and 2013, the Company recorded net losses of $13.2 million and $4.0 million, respectively, related to the noncore components of noninterest income. The largest variances related to foreclosed property gains/losses and indemnification asset income (expense) – see discussion in the section entitled “Components of Earnings”.

During the nine months ended September 30, 2014 and 2013, we realized $0.8 million and $0.6 million in securities gains, respectively.

Noninterest Expenses

Noninterest expenses amounted to $25.9 million in the third quarter of 2014 compared to $23.7 million recorded in the third quarter of 2013. Noninterest expenses for the nine months ended September 30, 2014 amounted to $74.3 million compared to $72.7 million recorded in the first nine months of 2013. Included in noninterest expenses for the three and nine months ended September 30, 2014 were $0.9 million in charges related to the previously announced plan to close and consolidate ten bank branches.

Balance Sheet and Capital

Total assets at September 30, 2014 amounted to $3.2 billion, a 0.7% increase from a year earlier. Total loans at September 30, 2014 amounted to $2.4 billion, a 0.7% decrease from a year earlier, and total deposits amounted to $2.7 billion at September 30, 2014, a 2.3% decrease from a year earlier.

Non-covered loans increased 3.5% from September 20, 2013 to September 30, 2014. In the third quarter of 2014, the Company reclassified $39.7 million in loans from covered status to non-covered status in connection with the July 1, 2014 expiration of a loss-sharing agreement. Excluding the transfer, the amount of non-covered loans has been relatively unchanged since December 31, 2013, as strong competition in the marketplace has impacted loan growth.

The lower amount of deposits at September 30, 2014 compared to September 30, 2013 was primarily due to declines in retail time deposits (called “other time deposits” and “other time deposits > $100,000” in the accompanying tables), with increases in non-interest bearing checking accounts offsetting a large portion of the decline. Retail time deposits are generally one of the Company’s most expensive funding sources, and thus the shift from this category benefited our overall cost of funds.

Index

We obtained $70 million in new borrowings in the first quarter of 2014 from a low cost funding source in order to offset declines in time deposit balances, and in anticipation of future loan growth. At September 30, 2014, borrowings totaled $116.4 million, compared to $46.4 million a year earlier.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at September 30, 2014 of 17.27% compared to the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 7.86% at September 30, 2014, an increase of 67 basis points from a year earlier.

Expiration of Loss-Share Agreement with the FDIC

Our loss-sharing agreement with the FDIC covering non-single family loans and foreclosed properties that were assumed in a failed bank acquisition in 2009 expired on July 1, 2014. We bear all future losses on these assets; however, at present, management does not expect such losses will be materially in excess of related loan loss allowances. The following presents information related to these assets as of July 1, 2014, which were transferred to the “non-covered” categories on that date.

As of July 1, 2014
Loans outstanding:	$39.7 million
Nonaccrual loans:	$9.7 million
Troubled debt restructurings - accruing:	$2.1 million
Allowance for loan losses:	$1.7 million
Foreclosed properties:	$3.0 million

We continue to have three loss-sharing agreements with the FDIC in place. The next agreement that expires does so on April 1, 2016.

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

Index

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended September 30, 2014 amounted to $31.3 million, a decrease of $2.4 million, or 7.1%, from the $33.7 million recorded in the third quarter of 2013. Net interest income on a tax-equivalent basis for the three month period ended September 30, 2014 amounted to $31.7 million, a decrease of $2.4 million, or 7.0%, from the $34.1 million recorded in the third quarter of 2013. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended September 30,
($ in thousands)	2014	2013
Net interest income, as reported	$31,343	33,727
Tax-equivalent adjustment	378	380
Net interest income, tax-equivalent	$31,721	34,107

Net interest income for the nine month period ended September 30, 2014 amounted to $100.7 million, a decrease of $0.6 million, or 0.6%, from the $101.3 million recorded in the first nine months of 2013. Net interest income on a tax-equivalent basis for the nine month period ended September 30, 2014 amounted to $101.8 million, a decrease of $0.6 million, or 0.5%, from the $102.4 million recorded in the comparable period of 2013.

	Nine Months Ended September 30,
($ in thousands)	2014	2013
Net interest income, as reported	$100,686	101,250
Tax-equivalent adjustment	1,126	1,125
Net interest income, tax-equivalent	$101,812	102,375

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three and nine months ended September 30, 2014, the lower net interest income compared to the same period of 2013 was due to lower net interest margins, which was partially offset by increases in interest-earning assets and decreases in interest-bearing liabilities (see discussion below).

Index

The following tables present net interest income analysis on a tax-equivalent basis for the periods indicated.

	For the Three Months Ended September 30,
	2014			2013
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,428,475	5.23%	$32,019	$2,433,632	5.68%	$34,870
Taxable securities	128,415	2.00%	646	184,841	1.81%	843
Non-taxable securities (2)	53,859	6.25%	848	54,216	6.23%	852
Short-term investments, principally federal funds	313,956	0.30%	239	122,382	0.46%	143
Total interest-earning assets	2,924,705	4.58%	33,752	2,795,071	5.21%	36,708

Cash and due from banks	84,643			80,592
Premises and equipment	76,305			77,931
Other assets	141,307			239,360
Total assets	$3,226,960			$3,192,954

Liabilities
Interest bearing checking	$532,813	0.06%	$81	$534,705	0.08%	$102
Money market deposits	553,033	0.11%	160	559,554	0.14%	196
Savings deposits	177,087	0.05%	22	167,150	0.06%	24
Time deposits >$100,000	533,345	0.79%	1,058	583,203	0.96%	1,408
Other time deposits	379,605	0.43%	408	460,403	0.53%	613
Total interest-bearing deposits	2,175,883	0.32%	1,729	2,305,015	0.40%	2,343
Borrowings	116,773	1.03%	302	46,394	2.21%	258
Total interest-bearing liabilities	2,292,656	0.35%	2,031	2,351,409	0.44%	2,601

Noninterest bearing checking	537,413			456,900
Other liabilities	11,340			21,232
Shareholders’ equity	385,551			363,413
Total liabilities and shareholders’ equity	$3,226,960			$3,192,954

Net yield on interest-earning assets and net interest income		4.30%	$31,721		4.84%	$34,107
Interest rate spread		4.23%			4.77%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $378,000 and $380,000 in 2014 and 2013, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Nine Months Ended September 30,
	2014			2013
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,442,069	5.61%	$102,481	$2,408,510	5.85%	$105,451
Taxable securities	161,675	2.09%	2,523	175,897	1.95%	2,572
Non-taxable securities (2)	53,917	6.29%	2,537	55,038	6.20%	2,553
Short-term investments, principally federal funds	245,038	0.32%	590	164,884	0.38%	470
Total interest-earning assets	2,902,699	4.98%	108,131	2,804,329	5.29%	111,046

Cash and due from banks	83,071			80,808
Premises and equipment	76,901			77,075
Other assets	159,115			259,852
Total assets	$3,221,786			$3,222,064

Liabilities
Interest bearing checking	$532,409	0.06%	$241	$526,857	0.10%	$395
Money market deposits	554,363	0.11%	467	561,968	0.17%	722
Savings deposits	175,273	0.05%	66	165,578	0.08%	96
Time deposits >$100,000	561,003	0.81%	3,413	623,207	0.98%	4,567
Other time deposits	397,159	0.43%	1,283	480,863	0.59%	2,121
Total interest-bearing deposits	2,220,207	0.33%	5,470	2,358,473	0.45%	7,901
Borrowings	93,647	1.21%	849	46,394	2.22%	770
Total interest-bearing liabilities	2,313,854	0.37%	6,319	2,404,867	0.48%	8,671

Noninterest bearing checking	514,445			435,996
Other liabilities	12,650			19,868
Shareholders’ equity	380,837			361,333
Total liabilities and shareholders’ equity	$3,221,786			$3,222,064

Net yield on interest-earning assets and net interest income		4.69%	$101,812		4.88%	$102,375
Interest rate spread		4.62%			4.81%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $1,126,000 and $1,125,000 in 2014 and 2013, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the third quarter of 2014 were $2.428 billion, which was slightly less than the average loans outstanding for the third quarter of 2013 ($2.434 billion). Average loans outstanding for the nine months ended September 30, 2014 were $2.442 billion, which was 1.4% more than the average loans outstanding for the nine months ended September 30, 2013 ($2.409 billion). The relatively unchanged amount of average loans outstanding reflects internal loan growth of 2%-3%, being offset by resolution of covered loans within our “covered loan” portfolio through foreclosure, charge-off, or repayment.

The mix of our loan portfolio remained substantially the same at September 30, 2014 compared to December 31, 2013, with approximately 91% of our loans being real estate loans, 7% being commercial, financial, and agricultural loans, and the remaining 2% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the third quarter of 2014 were $2.713 billion, which was 1.8% less than the average deposits outstanding for the third quarter of 2013 ($2.762 billion). Average deposits outstanding for the nine months ended September 30, 2014 were $2.735 billion, which was 2.1% less than the average deposits outstanding for the nine months ended September 30, 2013 ($2.794 billion). The decline in average deposits is a result of declines in time deposits, which more than offset increases in transaction account balances.

Average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $1.690 billion during the first nine months of 2013 to $1.776 billion for the first nine months of 2014, representing growth of $86 million, or 5.1%. Average time deposits declined from $1.10 billion for the first nine months of 2013 to $958 million for the first nine months of 2014, a decrease of $146 million, or 13.2%. We believe that a portion of the decline in time deposits was a result of customers shifting funds from matured time deposits into transaction accounts due to the relatively small interest rate differential in the accounts, and the remaining portion of the decline in time deposits was due to some customers withdrawing matured deposits in search of higher interest rates.

Index

Average borrowings increased from $46 million for the first nine months of 2013 to $94 million for the first nine months of 2014.

The change in funding mix was largely responsible for our average cost of funds decreasing from 0.41% for the first nine months of 2013 compared to 0.30% for the first nine months of 2014.

See additional information regarding changes in the Company’s loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the third quarter of 2014 was 4.30% compared to 4.84% for the third quarter of 2013. Our net interest margin for the first nine months of 2014 was 4.69% compared to 4.88% for the same period of 2013. The lower margins were primarily a result of 1) lower amounts of discount accretion on loans purchased in failed bank acquisitions (see discussion in the paragraph below), 2) lower average asset yields that are primarily a result of the prolonged low interest rate environment, and 3) a higher mix of our earning assets being maintained in highly liquid accounts that earn relatively little interest. During this long period of low interest rates, loans and securities originated/purchased during times of higher interest rates are experiencing payoffs and redemptions, the proceeds of which are being reinvested into the currently lower interest rate environment. We have also maintained a higher mix of our investable assets in interest-bearing cash, which generally has the lowest interest yields, as a result of the minimal incremental benefit of investing in longer term securities.

Our net interest margin benefitted from net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition in June 2009 and, to a lesser degree, the acquisition of The Bank of Asheville in January 2011. For the three months ended September 30, 2014 and 2013, we recorded $2,577,000 and $4,227,000, respectively, in net accretion of purchase accounting premiums/discounts, which increased net interest income. For the nine months ended September 30, 2014 and 2013, we recorded $13,745,000 and $14,283,000, respectively, in net accretion of purchase accounting premiums/discounts. The lower amounts of discount accretion in 2014 are primarily the result of the declining balances of the covered loan portfolios to which they relate.

The following table presents the detail of the purchase accounting adjustments that impacted net interest income.

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013

Interest income – reduced by premium amortization on loans	$—	(105)	(98)	(337)
Interest income – increased by accretion of loan discount	2,577	4,325	13,836	14,595
Interest expense – reduced by premium amortization of deposits	—	7	7	25
Impact on net interest income	$2,577	4,227	13,745	14,283

See additional information regarding net interest income in Item 3 below, in the section entitled “Interest Rate Risk.”

We recorded total provisions for loan losses of $1.5 million in the third quarter of 2014 compared to $5.0 million in the third quarter of 2013. For the nine months ended September 30, 2014, we recorded total provisions for loans losses of $8.7 million compared to $21.7 million in the same period of 2013.

The provision for loan losses on non-covered loans amounted to $1.3 million in the third quarter of 2014 compared to $3.5 million in the third quarter of 2013. For the first nine months of 2014, the provision for loan losses on non-covered loans amounted to $5.8 million compared to $13.3 million for the same period of 2013. The decreases in 2014 were primarily the result of lower loan growth during the respective periods and stable asset quality trends. See additional discussion below in the section entitled “Allowance for Loan Losses and Summary of Loan Loss Experience.”

The provision for loan losses on covered loans amounted to $0.2 million in the third quarter of 2014 compared to $1.5 million in the third quarter of 2013. For the nine months ended September 30, 2014, the provision for loan losses on covered loans amounted to $2.9 million compared to $8.4 million for the same period of 2013. The decreases were primarily due to lower levels of covered nonperforming loans during the respective periods, stabilization in the underlying collateral values of nonperforming loans, and, with respect to the nine-month period, a $1.9 million recovery recorded in the first quarter of 2014.

Index

Total noninterest income was $4.6 million in the third quarter of 2014 compared to $5.6 million for the third quarter of 2013. Total noninterest income was $9.9 million for the first nine months of 2014 compared to $17.2 million for the same period in 2013.

As presented in the table below, core noninterest income for the third quarter of 2014 was $7.8 million, an increase of 3.2% over the $7.5 million reported for the third quarter of 2013. Core noninterest income for the nine months ended September 30, 2014 was $23.1 million, an increase of 8.8% over the $21.2 million reported for the comparable period in 2013. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from sales of insurance and financial products, and v) bank-owned life insurance income.

The following table presents our core noninterest income for the three and nine month periods ending September 30, 2014 and 2013, respectively.

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013

Service charges on deposit accounts	$3,426	3,390	10,445	9,579
Other service charges, commissions, and fees	2,538	2,402	7,467	6,917
Fees from presold mortgages	807	776	2,204	2,343
Commissions from sales of insurance and financial products	685	591	1,985	1,569
Bank-owned life insurance income	311	366	956	786
Core noninterest income	$7,767	7,525	23,057	21,194

Most categories of core noninterest income increased during 2014 compared to the same periods in 2013.

As shown in the table above, service charges on deposit accounts increased in 2014 compared to 2013, primarily due to a new deposit product line-up that we introduced in December 2013. The new line-up simplified our product offering and also altered the fee structure of many accounts. Some customer charges were lowered or eliminated, while other fees were increased, with the most significant change being the elimination of free checking for most customers maintaining low account balances, which is the primary cause of the higher service charges in 2014.

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

Fees from presold mortgages did not vary significantly among the periods presented, but are expected to decline in the future as the level of refinancing activity lessens.

Commissions from sales of insurance and financial products have increased in 2014 compared to 2013 due to increased sales volume as a result of increased emphasis on this division, including the hiring of additional personnel over the past three years.

Bank-owned life insurance income for the nine months ended September 30, 2014 increased compared to the same period of 2013 as a result of $15 million in additional bank-owned life insurance purchased in June 2013.

Within the noncore components of noninterest income, we recorded net losses on non-covered foreclosed properties of $0.8 million and $1.5 million for the three and nine months ended September 30, 2014, respectively, compared to net gains of $0.2 million and $1.7 million for the same periods of 2013. In the third quarter of 2014, we recorded write-downs on several of our properties as a result of determining that their value had declined, while in the second quarter of 2014, we recorded a significant write-down associated with one property. In 2013, we experienced several large gains related to the sale of properties along the North Carolina coast that had recovered in value.

Index

We recorded net gains on covered foreclosed properties of $0.8 million and $1.4 million during the three month periods ended September 30, 2014 and 2013, respectively, and we recorded net losses of $2.5 million and $3.7 million during the nine month periods ended September 30, 2014 and 2013, respectively. Losses on covered foreclosed properties have generally declined over the past several years as a result of declining numbers of properties that we hold, as well as improvement in the coastal economy (which is where most of the properties are located) that has resulted in stable or improved property values.

Indemnification asset income (expense) is recorded to reflect additional (decreased) amounts expected to be received from the FDIC during the period related to covered assets. The three primary items that result in recording indemnification asset income (expense) are 1) income from loan discount accretion, which results in indemnification expense, 2) provisions for loan losses on covered loans, which result in indemnification income and 3) foreclosed property gains (losses) on covered assets, which result in indemnification expense related to gains and indemnification income related to losses. In the third quarter of 2014, we recorded $3.2 million in indemnification asset expense compared to $3.8 million in indemnification asset expense in the third quarter of 2013. The variance between the third quarter of 2014 and the third quarter of 2013 is primarily due to lower indemnification asset expense, which correlates with the lower loan discount accretion income recorded. For the nine months ended September 30, 2014, indemnification asset expense amounted to $9.7 million compared to indemnification asset expense of $2.3 million for the same period of 2013. The higher expense in 2014 is primarily related to fewer loan losses, which resulted in lower indemnification income to offset the other sources of indemnification expense, as shown in the following table:

($ in millions)	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013

Indemnification asset expense associated with loan discount accretion income	$(2.6)	(3.5)	(13.0)	(11.7)
Indemnification asset income (expense) associated with loan losses (recoveries),net	0.0	0.7	1.7	6.1
Indemnification asset income associated with foreclosed property losses	(0.6)	(1.1)	2.0	3.0
Other sources of indemnification asset income (expense)	—	0.1	(0.4)	0.3
Total indemnification asset income (expense)	$(3.2)	(3.8)	(9.7)	(2.3)

For the nine month period ended September 30, 2014, we recorded $0.8 million in gains on sales of approximately $47.5 million in available for sale securities. For the nine month period ended September 30, 2013, we recorded $0.6 million in gains on sales of approximately $12.9 million in available for sale securities.

Noninterest expenses amounted to $25.9 million in the third quarter of 2014 compared to $23.7 million recorded in the same period of 2013. Noninterest expenses for the nine months ended September 30, 2014 amounted to $74.3 million compared to $72.7 million recorded in the first nine months of 2013.

Salaries expense was $11.8 million for the third quarter of 2014 compared to $11.4 million in the third quarter of 2013. Salaries expense amounted to $34.8 million for the first nine months of 2014 compared to $33.1 million for the comparable period of 2013. The higher amounts of expense in 2014 relate to higher amounts of incentive compensation as a result of higher earnings in 2014, as well as lower amounts of salary expense deferred and recognized as a component of interest expense as a result of lower amounts of new loan originations. During the fourth quarter of 2013, we outsourced certain data processing activities to a third-party provider. Staff reductions related to this action were substantially offset by staff additions in other areas of the bank that support our branch network.

Employee benefits expense was $2.6 million in the third quarter of 2014 compared to $2.2 million in the third quarter of 2013. The increase primarily relates to a $0.5 million increase in health care expense resulting from higher incurred medical claims when comparing the third quarter of 2014 to the third quarter of 2013. For the first nine months of 2014, employee benefits expense was $7.1 million compared to $7.4 million for the same period in 2013. The decrease primarily relates to an increase in pension income of $0.4 million resulting from increased investment income from the pension plan’s assets.

Occupancy and equipment expense did not vary materially when comparing the three and nine month periods ending September 30, 2014 to the same periods of 2013. Total occupancy and equipment expense was approximately $2.8 million and $3.0 million for the third quarters of 2014 and 2013, respectively, and $8.5 million and $8.6 million for the first nine months of 2014 and 2013, respectively.

Index

Other operating expenses amounted to $8.6 million and $6.9 million for the third quarters of 2014 and 2013, respectively, and $23.3 million and $23.0 million for the nine month periods ended September 30, 2014 and 2013, respectively. For the three and nine month periods in 2014, there were $0.9 million in expenses that were recorded in connection with a plan to close and consolidate ten bank branches that was first reported by the Company in August 2014. Other factors that impact comparability are:

•	Data processing expenses of $0.4 million and $1.2 million recorded in the three and nine month periods ended September 30, 2014, respectively, compared to none in 2013 as a result of the aforementioned outsourcing of certain services.
•	Severance expense of $1.6 million that was recorded in the second quarter of 2013 due to separation of service of several employees during that quarter, including our former chief executive officer.
•	Insurance premium expense amounted to $1.5 million and $4.1 million for the three and nine months ended September 30, 2014, respectively, compared to $1.1 million and $2.9 million for the comparable periods in 2013, respectively, as a result of higher premium rates related to various insurance coverages.
•	Collection expenses amounted to $0.7 million and $1.7 million for the three and nine months ended September 30, 2014, respectively, compared to $0.9 million and $3.0 million for the comparable periods in 2013, respectively, with the decrease being primarily the result of lower levels of nonperforming assets.

For the third quarter of 2014, the provision for income taxes was $3.0 million, an effective tax rate of 34.6%, compared to $4.3 million for the same period of 2013, which was an effective tax rate of 40.5%. The higher effective tax rate in 2013 was due to both 1) lower tax-exempt interest income in relation to taxable income and 2) an incremental $0.5 million of tax expense that was recorded in the third quarter of 2013 in order to reduce the value of our deferred tax asset as a result of statutory decreases in North Carolina’s state income tax rate. For the first nine months of 2014, the provision for income taxes was $9.7 million, an effective tax rate of 35.1%, compared to $9.0 million for the same period of 2013, which was an effective tax rate of 37.5%.

We accrued total preferred stock dividends of $0.2 million in each of the three months ended September 30, 2014 and 2013. For each of the first nine months of 2014 and 2013, we accrued preferred stock dividends of $0.7 million. These amounts are deducted from net income in computing “net income available to common shareholders.” Preferred dividends related to our Series B Preferred Stock and our Series C Preferred Stock. Our Series B Preferred Stock relates to $63.5 million in preferred stock that was issued to the U.S. Treasury in September 2011 in connection with our participation in the Small Business Lending Fund. From the September 2011 issuance date until December 31, 2013, the dividend rate on this stock was subject to fluctuation between 1% and 5% per anum based upon changes in the level of our “Qualified Small Business Lending” (“QSBL”).  We were able to continually increase our levels of QSBL such that our dividend rate decreased to approximately 1.0% by the first quarter of 2013 and remained at that level through December 31, 2013, at which point the dividend rate became fixed at 1.0%. The dividend rate will remain at 1.0% until March 2016, at which point the dividend rate automatically increases to 9%. Our Series C Preferred Stock relates to the December 2012 issuance of 728,706 shares of preferred stock that pay dividends at the same rate as we pay to holders of our common stock.

The Consolidated Statements of Comprehensive Income reflect other comprehensive loss of $86,000 during the third quarter of 2014 compared to other comprehensive loss of $1,906,000 during the third quarter of 2013. During the nine months ended September 30, 2014 and 2013, we recorded other comprehensive income of $32,000 and other comprehensive loss of $3,217,000, respectively. The primary component of other comprehensive income (loss) for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. During 2013, long-term interest rates generally increased and thus reduced the values of many of our available for sale securities, whereas long-term interest rates have mostly declined in 2014, which resulted in an increase in their value. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at September 30, 2014 amounted to $3.20 billion, a 0.7% increase from a year earlier. Total loans at September 30, 2014 amounted to $2.43 billion, a 0.7% decrease from a year earlier, and total deposits amounted to $2.68 billion, a 2.3% decrease from a year earlier.

The following table presents information regarding the nature of our growth for the twelve months ended September 30, 2014 and for the first nine months of 2014.

October 1, 2013 to September 30, 2014	Balance at beginning of period	Internal Growth, net (1)	Growth from Acquisitions	Transfer due to Expiration of Loss Share Agreement	Balance at end of period	Total percentage growth	Internal percentage growth (1)

Loans – Non-covered	$2,215,173	37,995	—	39,673	2,292,841	3.5%	1.7%
Loans – Covered	226,909	(53,987)	—	(39,673)	133,249	-41.3%	-23.8%
Total loans	$2,442,082	(15,992)	—	—	2,426,090	-0.7%	-0.7%

Deposits – Noninterest bearing checking	$463,972	76,377	—	—	540,349	16.5%	16.5%
Deposits – Interest bearing checking	543,905	(5,090)	—	—	538,815	-0.9%	-0.9%
Deposits – Money market	552,463	(7,326)	—	—	545,137	-1.3%	-1.3%
Deposits – Savings	166,706	11,554	—	—	178,260	6.9%	6.9%
Deposits – Brokered	87,861	11,308	—	—	99,169	12.9%	12.9%
Deposits – Internet time	5,651	(3,684)	—	—	1,967	-65.2%	-65.2%
Deposits – Time>$100,000	474,285	(68,009)	—	—	406,276	-14.3%	-14.3%
Deposits – Time<$100,000	446,017	(76,978)	—	—	369,039	-17.3%	-17.3%
Total deposits	$2,740,860	(61,848)	—	—	2,679,012	-2.3%	-2.3%

January 1, 2014 to September 30, 2014
Loans – Non-covered	$2,252,885	283	—	39,673	2,292,841	1.8%	0.0%
Loans – Covered	210,309	(37,387)	—	(39,673)	133,249	-36.6%	-17.8%
Total loans	$2,463,194	(37,104)	—	—	2,426,090	-1.5%	-1.5%

Deposits – Noninterest bearing checking	$482,650	57,699	—	—	540,349	12.0%	12.0%
Deposits – Interest bearing checking	557,413	(18,598)	—	—	538,815	-3.3%	-3.3%
Deposits – Money market	547,556	(2,419)	—	—	545,137	-0.4%	-0.4%
Deposits – Savings	169,023	9,237	—	—	178,260	5.5%	5.5%
Deposits – Brokered	116,087	(16,918)	—	—	99,169	-14.6%	-14.6%
Deposits – Internet time	1,319	648	—	—	1,967	49.1%	49.1%
Deposits – Time>$100,000	451,741	(45,465)	—	—	406,276	-10.1%	-10.1%
Deposits – Time<$100,000	425,230	(56,191)	—	—	369,039	-13.2%	-13.2%
Total deposits	$2,751,019	(72,007)	—	—	2,679,012	-2.6%	-2.6%

(1)	Excludes the impact of the transfer of loans from covered status to non-covered status on July 1, 2014 due to the expiration of one of our loss-sharing agreements, but includes growth or declines in these loans after date of transfer. Also, excludes the impact of acquisitions in the year of acquisition, but includes growth or declines in acquired operations after the date of acquisition.

As derived from the table above, for the twelve months preceding September 30, 2014, our total loans decreased $16 million, or 0.7%. Over that period, we experienced internal growth in our non-covered loan portfolio of $38 million, or 1.7%. Also during that period, we transferred $40 million in loans from covered status to non-covered status on July 1, 2014 due to the scheduled expiration of one of our loss-sharing agreements on June 30, 2014. Partially offsetting the growth in non-covered loans were normal pay-downs, foreclosures, and charge-offs of our covered loans, which declined by $54 million at September 30, 2014 compared to a year earlier. We continue to pursue lending opportunities in order to improve our asset yields.

For the first nine months of 2014, the increase in our non-covered loan portfolio was almost entirely due to the transfer of $40 million of loans from covered status to non-covered status on July 1, 2014, as discussed above. In addition to the decrease in covered loans related to the transfer, our covered loans declined by $37 million during the first nine months of 2014 as a result of normal pay-downs, foreclosures, and charge-offs. While we expect loan growth in our non-covered loans portfolio for the remainder of 2014, the strong competition in the marketplace for high quality loans is expected to remain a challenge. We expect our current portfolio of covered loans to continue to steadily decline.

Index

The mix of our loan portfolio remains substantially the same at September 30, 2014 compared to December 31, 2013. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Note 7 to the consolidated financial statements presents additional detailed information regarding our mix of loans, including a break-out between loans covered by FDIC loss share agreements and non-covered loans. Additionally, the section above titled “FDIC Indemnification Asset” contains detail of our covered loans and foreclosed properties segregated by each of the three loss-share agreements.

For the twelve month period ended September 30, 2014, we experienced a net decline in total deposits of $62 million, which was a result of growth in our transaction account deposits (checking, money market, and savings) and declines in our time deposit accounts. Over this period, growth of $75 million in our transaction account categories was more than offset by a $137 million decline in time deposits, including brokered deposits and internet time deposits.

For the first nine months of 2014, we experienced a net decline in total deposits of $72 million. Transaction account deposits increased $46 million, while the net decline in time deposits was $118 million.

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

We obtained new borrowings of $90 million in the first quarter of 2014 from a low cost funding source in order to enhance our cash position and in anticipation of future loan growth. During the second quarter of 2014, we repaid $20 million of these borrowings. Our total borrowings at September 30, 2014 amounted to $116.4 million compared to $46.4 million a year earlier.

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

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended September 30, 2014 (3)	As of/for the quarter ended December 31, 2013	As of/for the quarter ended September 30, 2013

Non-covered nonperforming assets
Nonaccrual loans	$53,620	41,938	40,711
Restructured loans – accruing	31,501	27,776	27,656
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	85,121	69,714	68,367
Foreclosed real estate	11,705	12,251	15,098
Total non-covered nonperforming assets	$96,826	81,965	83,465

Covered nonperforming assets (1)
Nonaccrual loans (2)	$10,478	37,217	47,233
Restructured loans – accruing	6,273	8,909	6,537
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	16,751	46,126	53,770
Foreclosed real estate	3,237	24,497	29,193
Total covered nonperforming assets	$19,988	70,623	82,963

Total nonperforming assets	$116,814	152,588	166,428

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.51%	1.31%	1.33%
Nonperforming loans to total loans	4.20%	4.70%	5.00%
Nonperforming assets to total assets	3.66%	4.79%	5.25%
Allowance for loan losses to total loans	1.82%	1.97%	1.95%
Allowance for loan losses to nonperforming loans	43.32%	41.87%	39.05%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	0.60%	0.74%	0.87%
Non-covered nonperforming loans to non-covered loans	3.71%	3.09%	3.09%
Non-covered nonperforming assets to total non-covered assets	3.17%	2.78%	2.86%
Allowance for loan losses to non-covered loans	1.81%	1.96%	1.96%
Allowance for loan losses to non-covered nonperforming loans	48.83%	63.49%	63.59%

(1) Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.

(2) At September 30, 2014, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $16.2 million.

(3) On July 1, 2014, $9.7 million of covered nonaccrual loans, $2.1 million of covered restructured loans – accruing, and $3.0 million of covered foreclosed real estate were transferred from covered status to non-covered status due to the expiration of a loss share agreement with the FDIC.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

In 2008, consistent with the weak economy experienced in much of our market associated with the onset of the recession, we experienced high levels of loan losses, delinquencies and nonperforming assets compared to our historical averages. While economic conditions have improved over the past year and our asset quality is generally improving, we continue to have elevated levels of losses and nonperforming assets.

Index

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At September 30, 2014	At December 31, 2013	At September 30, 2013
Commercial, financial, and agricultural	$4,307	5,690	3,632
Real estate – construction, land development, and other land loans	13,158	22,688	26,110
Real estate – mortgage – residential (1-4 family) first mortgages	24,286	21,751	25,044
Real estate – mortgage – home equity loans/lines of credit	4,018	4,081	3,959
Real estate – mortgage – commercial and other	17,664	24,568	28,799
Installment loans to individuals	665	377	400
Total nonaccrual loans	$64,098	79,155	87,944

The following segregates our nonaccrual loans at September 30, 2014 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$282	4,025	4,307
Real estate – construction, land development, and other land loans	1,491	11,667	13,158
Real estate – mortgage – residential (1-4 family) first mortgages	5,970	18,316	24,286
Real estate – mortgage – home equity loans/lines of credit	321	3,697	4,018
Real estate – mortgage – commercial and other	2,414	15,250	17,664
Installment loans to individuals	—	665	665
Total nonaccrual loans	$10,478	53,620	64,098

The following segregates our nonaccrual loans at December 31, 2013 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$935	4,755	5,690
Real estate – construction, land development, and other land loans	13,274	9,414	22,688
Real estate – mortgage – residential (1-4 family) first mortgages	9,447	12,304	21,751
Real estate – mortgage – home equity loans/lines of credit	509	3,572	4,081
Real estate – mortgage – commercial and other	13,050	11,518	24,568
Installment loans to individuals	2	375	377
Total nonaccrual loans	$37,217	41,938	79,155

As previously discussed, on July 1, 2014, we transferred $9.7 million of covered nonaccrual loans, $2.1 million of covered accruing troubled debt restructurings, and $3.0 million of covered foreclosed real estate to non-covered status due to the scheduled expiration of one of our loss share agreements with the FDIC. Among non-covered loans, the tables above indicate increases in most categories of non-covered nonaccrual loans, which reflect this transfer of $9.7 million in nonaccrual loans from covered status to non-covered status.

“Restructured loans – accruing”, or troubled debt restructurings (TDRs), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. As seen in the previous table “Asset Quality Data”, at September 30, 2014, total TDRs (covered and non-covered) amounted to $37.8 million, compared to $36.7 million at December 31, 2013, and $34.2 million at September 30, 2013.

Foreclosed real estate includes primarily foreclosed properties. Non-covered foreclosed real estate has decreased over the past year, amounting to $11.7 million at September 30, 2014 (which includes $3.0 million of properties transferred from covered to non-covered status), $12.3 million at December 31, 2013, and $15.1 million at September 30, 2013. The decreases were the result of strong sales activity during the periods, which was consistent with our strategy implemented in 2012 to accelerate the disposition of foreclosed properties.

At September 30, 2014, we also held $3.2 million in foreclosed real estate that is subject to the loss share agreements with the FDIC, which is a decline from $24.5 million at December 31, 2013 and $29.2 million at September 30, 2013. The decreases are primarily due to increased property sales activity, particularly along the North Carolina coast, which is where most of our covered foreclosed properties are located, as well as the transfer of $3.0 million in foreclosed real estate to non-covered status, as mentioned above.

Index

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

The following table presents the detail of all of our foreclosed real estate at each period end (covered and non-covered):

($ in thousands)	At September 30, 2014	At December 31, 2013	At September 30, 2013
Vacant land	$6,989	19,295	26,437
1-4 family residential properties	3,008	7,982	8,601
Commercial real estate	4,945	9,471	9,253
Total foreclosed real estate	$14,942	36,748	44,291

The following segregates our foreclosed real estate at September 30, 2014 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$896	6,093	6,989
1-4 family residential properties	932	2,076	3,008
Commercial real estate	1,409	3,536	4,945
Total foreclosed real estate	$3,237	11,705	14,942

The following segregates our foreclosed real estate at December 31, 2013 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$14,043	5,252	19,295
1-4 family residential properties	5,102	2,880	7,982
Commercial real estate	5,352	4,119	9,471
Total foreclosed real estate	$24,497	12,251	36,748

Index

The following table presents geographical information regarding our nonperforming assets at September 30, 2014.

	As of September 30, 2014
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$10,492	19,114	29,606	$571,000	5.2%
Triangle Region (NC)	—	24,419	24,419	738,000	3.3%
Triad Region (NC)	—	20,037	20,037	357,000	5.6%
Charlotte Region (NC)	—	2,439	2,439	96,000	2.5%
Southern Piedmont Region (NC)	67	6,867	6,934	256,000	2.7%
Western Region (NC)	6,152	12	6,164	65,000	9.5%
South Carolina Region	40	4,045	4,085	103,000	4.0%
Virginia Region	—	8,188	8,188	225,000	3.6%
Other	—	—	—	15,000	0.0%
Total nonaccrual loans and troubled debt restructurings	$16,751	85,121	101,872	$2,426,000	4.2%

Foreclosed Real Estate (1)
Eastern Region (NC)	$1,376	3,115	4,491
Triangle Region (NC)	—	2,861	2,861
Triad Region (NC)	—	1,989	1,989
Charlotte Region (NC)	—	537	537
Southern Piedmont Region (NC)	—	2,069	2,069
Western Region (NC)	1,828	—	1,828
South Carolina Region	33	719	752
Virginia Region	—	37	37
Other	—	378	378
Total foreclosed real estate	3,237	11,705	14,942

(1)	The counties comprising each region are as follows:

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

The weak economic environment since 2008 has resulted in elevated levels of classified and nonperforming assets, which has generally led to higher provisions for loan losses compared to historical averages. While we have begun to see signs of a recovering economy in most of our market areas, the recovery seems to be lagging and is less robust than that of the national economy. Although, we continue to have an elevated level of past due and adversely classified assets compared to historic averages, we believe the severity of the loss rate inherent in our current inventory of classified loans is less than in recent years.

Our total provision for loan losses was $1.5 million for the third quarter of 2014 compared to $5.0 million in the third quarter of 2013. Our total provision for loan losses for the first nine months of 2014 and 2013 was $8.7 million and $21.7 million, respectively. The total provision for loan losses is comprised of provision for loan losses for non-covered loans and provision for loan losses for covered loans, as discussed in the following paragraphs.

Index

The provision for loan losses on non-covered loans amounted to $1.3 million and $3.5 million in the third quarters of 2014 and 2013, respectively, and $5.8 million and $13.3 million for the first nine months of 2014 and 2013, respectively. The lower provisions in 2014 were primarily the result of lower loan growth during 2014 and stable asset quality trends, as discussed in the following paragraph.

We experienced almost no non-covered loan growth (excluding covered to non-covered transfer as previously discussed) for the first nine months of 2014 compared to $105 million for the first nine months of 2013, which resulted in a smaller incremental provision for loan losses attributable to loan growth. As it relates to asset quality trends, as shown in a table within Note 7 to the consolidated financial statements, our total non-covered classified and nonaccrual loans increased from $121 million at December 31, 2013 to $136 million at September 30, 2014. However, this increase was entirely due to the transfer of $15 million in classified and nonaccrual loans from covered status to non-covered status upon the expiration of loss share coverage on July 1, 2014. Excluding that transfer, the amount of non-covered classified and nonaccrual loans was unchanged from December 31, 2013 to September 30, 2014. Comparatively, in the first nine months of 2013, these same classifications of non-covered loans increased from $75 million to $106 million, which resulted in the need to record additional provisions for loan losses during that period. Additionally, our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. Periods of high net charge-offs we experienced during the peak of the recession are now dropping out of the analysis and being replaced by the more modest levels of net charge-offs now being experienced. The third quarter of 2014 marked our seventh consecutive quarter of annualized net charge-offs related to non-covered loans being less than 1.00%, whereas at the peak of the recession, that ratio was frequently over 1.00%. In the near term, we expect that net charge-offs experienced in the next few quarters will continue to be less than those experienced in the recession periods that are dropping out of the analysis, and for that reason, we expect our resulting provisions for loan losses to be impacted.

The provision for loan losses on covered loans amounted to $0.2 million in the third quarter of 2014 compared to $1.5 million in the third quarter of 2013. For the nine months ended September 30, 2014, the provision for loan losses on covered loans amounted to $2.9 million compared to $8.4 million for the same period of 2013. The decreases in 2014 have been primarily due to lower levels of covered nonperforming loans during the period, stabilization in the underlying collateral values of nonperforming loans, and a $1.9 million recovery that we realized in the first quarter of 2014.

For the first nine months of 2014, we recorded $13.1 million in net charge-offs, compared to $20.4 million for the comparable period of 2013. Of these amounts, net charge-offs of non-covered loans amounted to $10.2 million in the first nine months of 2014 compared to $11.5 million in the first nine months of 2013. Net charge-offs of covered loans amounted to $2.9 million for the first nine months of 2014 compared to $9.0 million for the first nine months of 2013. The charge-offs in 2014 continue a trend that began in 2010, with the largest amount of charge-offs being in the construction and land development real estate categories. These types of loans were impacted the most by the recession and decline in new housing.

The total allowance for loan losses amounted to $44.1 million at September 30, 2014, compared to $48.5 million at December 31, 2013 and $47.7 million at September 30, 2013. The allowance for loan losses for non-covered loans was $41.6 million, $44.3 million, and $43.5 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. The ratio of our allowance for non-covered loans to total non-covered loans has declined from 1.96% at September 30, 2013 to 1.81% at September 30, 2014 as a result of the factors discussed above that impacted our provision for loan losses on non-covered loans.

At September 30, 2014, December 31, 2013, and September 30, 2013, the allowance for loan losses attributable to covered loans was $2.6 million, $4.2 million, and $4.2 million, respectively. The decline was primarily due to the July 1, 2014 transfer of $1.7 million in allowance for loan losses from covered status to non-covered status in connection with the expiration of one of our loss sharing agreements on June 30, 2014.

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

($ in thousands)	Nine Months Ended September 30,	Twelve Months Ended December 31,	Nine Months Ended September 30,
	2014	2013	2013
Loans outstanding at end of period	$2,426,090	2,463,194	2,442,082
Average amount of loans outstanding	$2,442,069	2,419,679	2,408,510

Allowance for loan losses, at beginning of year	$48,505	46,402	46,402
Provision for loan losses	8,719	30,616	21,720
	57,224	77,018	68,122
Loans charged off:
Commercial, financial, and agricultural	(4,387)	(4,667)	(2,788)
Real estate – construction, land development & other land loans	(5,531)	(10,582)	(7,475)
Real estate – mortgage – residential (1-4 family) first mortgages	(2,421)	(4,764)	(3,123)
Real estate – mortgage – home equity loans / lines of credit	(1,131)	(3,143)	(2,146)
Real estate – mortgage – commercial and other	(2,419)	(7,027)	(6,415)
Installment loans to individuals	(1,448)	(2,253)	(1,654)
Total charge-offs	(17,337)	(32,436)	(23,601)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	80	198	163
Real estate – construction, land development & other land loans	2,924	777	742
Real estate – mortgage – residential (1-4 family) first mortgages	451	595	586
Real estate – mortgage – home equity loans / lines of credit	68	199	161
Real estate – mortgage – commercial and other	356	1,531	1,005
Installment loans to individuals	365	623	513
Total recoveries	4,244	3,923	3,170
Net charge-offs	(13,093)	(28,513)	(20,431)
Allowance for loan losses, at end of period	$44,131	48,505	47,691

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.72%	1.18%	1.13%
Allowance for loan losses as a percent of loans at end of period	1.82%	1.97%	1.95%

Index

The following table discloses the activity in the allowance for loan losses for the nine months ended September 30, 2014, segregated into covered and non-covered.

	Nine Months Ended September 30, 2014
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$133,249	2,292,841	2,426,090
Average amount of loans outstanding	$177,741	2,264,328	2,442,069

Allowance for loan losses, at beginning of year	$4,242	44,263	48,505
Provision for loan losses	2,917	5,802	8,719
Transfer of covered allowance for loan losses to non-covered status	(1,737)	1,737	—
	5,422	51,802	57,224
Loans charged off:
Commercial, financial, and agricultural	(1,086)	(3,301)	(4,387)
Real estate – construction, land development & other land loans	(3,715)	(1,816)	(5,531)
Real estate – mortgage – residential (1-4 family) first mortgages	(558)	(1,863)	(2,421)
Real estate – mortgage – home equity loans / lines of credit	(74)	(1,057)	(1,131)
Real estate – mortgage – commercial and other	(430)	(1,989)	(2,419)
Installment loans to individuals	(2)	(1,446)	(1,448)
Total charge-offs	(5,865)	(11,472)	(17,337)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	2	78	80
Real estate – construction, land development & other land loans	2,560	364	2,924
Real estate – mortgage – residential (1-4 family) first mortgages	244	207	451
Real estate – mortgage – home equity loans / lines of credit	—	68	68
Real estate – mortgage – commercial and other	204	152	356
Installment loans to individuals	—	365	365
Total recoveries	3,010	1,234	4,244
Net charge-offs	(2,855)	(10,238)	(13,093)
Allowance for loan losses, at end of period	$2,567	41,564	44,131

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

Index

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at September 30, 2014, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2013.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $431 million line of credit with the Federal Home Loan Bank (of which $70 million was outstanding at September 30, 2014), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at September 30, 2014), and 3) an approximately $85 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at September 30, 2014). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $193 million and $143 million at September 30, 2014 and 2013, respectively, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $303 million at September 30, 2014 compared to $254 million at December 31, 2013.

Our overall liquidity has increased since September 30, 2013, primarily as a result of increased borrowings, proceeds from foreclosed property sales, and cash receipts from claims made under loss-share agreements. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 14.8% at September 30, 2013 to 20.7% at September 30, 2014.

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

We are not involved in any legal proceedings that are expected to have a material effect on our consolidated financial position.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2014, and have no current plans to do so.

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

At September 30, 2014, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	September 30, 2014	December 31, 2013	September 30, 2013
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	16.01%	15.53%	15.35%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	17.27%	16.79%	16.61%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	11.39%	11.18%	10.96%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At September 30, 2014, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On August 27, 2014, the Company announced the planned closure and consolidation of ten of its branches. All branches will be consolidated with other First Bank branches near the closing location. Subject to regulatory approval, nine of the branches will close on December 5, 2014, with the closure of the remaining branch to occur at a later date.

•	On September 15, 2014, the Company announced a quarterly cash dividend of $0.08 cents per share payable on October 24, 2014 to shareholders of record on September 30, 2014. This is the same dividend rate as the Company declared in the third quarter of 2013.

•	The Company is currently constructing a new branch facility at 4110 Bradham Drive, Jacksonville, North Carolina. Upon completion, the First Bank branch located on Western Boulevard will be closed and the accounts serviced at that branch will be reassigned to the new and improved branch. This is expected to occur in the first quarter of 2015 and is subject to regulatory approval.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first nine months of 2014. At September 30, 2014, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market or privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 3.81% (realized in 2009) to a high of 4.92% (realized in 2013). During that five year period, the prime rate of interest has consistently remained at 3.25% (which was the rate as of September 30, 2014). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At September 30, 2014, approximately 74% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at September 30, 2014, we had approximately $855 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2014 are deposits totaling $1.3 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

In June 2013, the economy began to show signs of improvement and the Federal Reserve suggested that it may lessen its involvement in the economic recovery process in the near future, which could result in a rise in interest rates, especially longer-term interest rates. The marketplace began to anticipate that result and accordingly, longer-term interest rates increased in 2013 and 2014, while short-term rates have remained stable. For example, from March 31, 2013 to September 30, 2014, the interest rate on three-month Treasury bills decreased five basis points, but the interest rate for seven-year Treasury notes increased by 98 basis points. These increases result in a “steepening” of the yield curve and is a more favorable interest rate environment for many banks, including the Company, because as noted above, short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. However, intense competition for high-quality loans in our market areas has thus far negated the impact of the higher long-term market rates by limiting our ability to charge higher rates on loans, and thus we continue to experience downward pressure on our loan yields and net interest margin.

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

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $13.8 million and $14.6 million for the first nine months of 2014 and 2013, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility.

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

Item 5 – Other Information

On November 7, 2014, the Company entered into an employment agreement with Eric P. Credle. Mr. Credle, age 46, has served as the Company’s Chief Financial Officer since September 1997. The agreement is included as Exhibit 10.a to this filing. The following is a summary of the key terms of the agreement.

•	One year term commencing on November 7, 2014, which term automatically renews unless either party gives written notice of non-renewal;
•	Annual base salary of $325,000, subject to applicable withholding of federal and state taxes;
•	Participation in all Company benefit plans made available to other Company employees at the same level as Mr. Credle, subject to the applicable terms, conditions and eligibility requirements of such plans;
•	If the Company terminates Mr. Credle’s employment without cause (as defined in the employment agreement), by notice of non-renewal, or for disability (as defined in the employment agreement), Mr. Credle will be entitled to receive a lump sum payment in an amount equal to the greater of his then-current base salary for six months or the then-remaining period of the term of his employment agreement, subject to Mr. Credle’s execution of a release of all claims and compliance with certain confidentiality, non-competition and non-solicitation provisions included in the employment agreement; and
•	If, within 12 months following a change in control (as defined in the employment agreement) of the Company, the Company terminates Mr. Credle’s employment and his employment agreement without cause or by notice of non-renewal, or if Mr. Credle terminates his employment for good reason (as defined in the employment agreement), then Mr. Credle will be entitled to receive a lump sum payment in an amount equal to 2.99 times his then current base salary and, if timely and properly elected by Mr. Credle, reimbursement for certain COBRA continuation coverage, in each case subject to Mr. Credle’s execution of a release of all claims and compliance with certain confidentiality, non-competition and non-solicitation provisions included in the employment agreement.

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2014 to July 31, 2014	—	—	—	214,241
August 1, 2014 to August 31, 2014	—	—	—	214,241
September 1, 2014 to September 30, 2014	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended September 30, 2014.

There were no unregistered sales of our securities during the three months ended September 30, 2014.

Index

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

10.a	Employment Agreement between the Company and Eric P. Credle dated November 7, 2014.(*)

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (1)

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

FIRST BANCORP

November 10, 2014	BY:/s/ Richard H. Moore
Richard H. Moore
President,
Chief Executive Officer,
and Treasurer

November 10, 2014	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer

Page 72