Form 10-K
period 2014-12-31
FIRST BANCORP /NC/
filed 2015-03-13
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2014 as reported by The NASDAQ Global Select Market, was approximately $330,882,649.

The number of shares of the registrant’s Common Stock outstanding on February 28, 2015 was 19,709,881.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

*	Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2015.
3

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

PART I

Item 1. Business

General Description

First Bancorp (the “Company”) is a bank holding company. Our principal activity is the ownership and operation of First Bank (the “Bank”), a state-chartered bank with its main office in Southern Pines, North Carolina. The Company is also the parent to a series of statutory business trusts organized under the laws of the State of Delaware that were created for the purpose of issuing trust preferred debt securities. Our outstanding debt associated with these trusts was $46.4 million at December 31, 2014 and 2013.

The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. Until September 2013, the Bank’s main office was in Troy, North Carolina, located in the center of Montgomery County. In September 2013, the Company and the Bank moved their main offices approximately 45 miles to Southern Pines, North Carolina, in Moore County. As of December 31, 2014, we conducted business from 87 branches covering a geographical area from Florence, South Carolina to the southeast, to Wilmington, North Carolina to the east, to Kill Devil Hills, North Carolina to the northeast, to Salem, Virginia to the north, to Abingdon, Virginia to the northwest, and to Asheville, North Carolina to the west. We also have loan production offices in Greenville, North Carolina and Fayetteville, North Carolina. Of the Bank’s 87 branches, 74 branches are in North Carolina, six branches are in South Carolina and seven branches are in Virginia (where we operate under the name “First Bank of Virginia”). Ranked by assets, the Bank was the sixth largest bank headquartered in North Carolina as of December 31, 2014.

As of December 31, 2014, the Bank had two wholly owned subsidiaries, First Bank Insurance Services, Inc. (“First Bank Insurance”) and First Troy SPE, LLC. First Bank Insurance’s primary business activity is the placement of property and casualty insurance coverage. First Troy SPE, LLC, which was organized in December 2009, is a holding entity for certain foreclosed properties.

Our principal executive offices are located at 300 SW Broad Street, Southern Pines, North Carolina, 28387, and our telephone number is (910) 246-2500. Unless the context requires otherwise, references to the “Company,” “we,” “our,” or “us” in this annual report on Form 10-K shall mean collectively First Bancorp and its consolidated subsidiaries.

General Business

We engage in a full range of banking activities, with the acceptance of deposits and the making of loans being our most basic activities. We offer deposit products such as checking, savings, and money market accounts, as well as time deposits, including various types of certificates of deposits (CDs) and individual retirement accounts (IRAs). We provide loans for a wide range of consumer and commercial purposes, including loans for business, agriculture, real estate, personal uses, home improvement and automobiles. We also offer credit cards, debit cards, letters of credit, safe deposit box rentals and electronic funds transfer services, including wire transfers. In addition, we offer internet banking, mobile banking, cash management and bank-by-phone capabilities to our customers, and are affiliated with ATM networks that give our customers access to 67,000 ATMs, with no surcharge fee. We also offer a mobile check deposit feature for our mobile banking customers that allows them to securely deposit checks via their smartphone. For our business customers, we offer remote deposit capture, which provides them with a method to electronically transmit checks received from customers into their bank account without having to visit a branch. We are a member of the Certificate of Deposit Account Registry Service (CDARS), which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank branch.

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

Territory Served and Competition

Our headquarters are located in Southern Pines, Moore County, North Carolina, where we also have our highest concentration of deposits. At the end of 2014, we served primarily the south central region (sometimes called the Piedmont region), the central mountain region and the eastern coastal region of North Carolina, with additional operations in northeastern South Carolina and southwestern Virginia. The following table presents, for each county where we operated as of December 31, 2014, the number of bank branches operated by the Company within the county, the approximate amount of deposits with the Company in the county as of December 31, 2014, our approximate deposit market share at June 30, 2014, and the number of bank competitors located in the county at June 30, 2014.

County	Number of Branches	Deposits (in millions)	Market Share	Number of Competitors
Anson, NC	1	$13	5.3%	4
Beaufort, NC	2	41	3.3%	7
Bladen, NC	1	21	8.4%	5
Brunswick, NC	4	103	6.3%	11
Buncombe, NC	3	84	1.9%	16
Cabarrus, NC	2	37	2.2%	11
Carteret, NC	2	31	2.7%	8
Chatham, NC	2	66	11.1%	10
Chesterfield, SC	1	45	13.1%	6
Columbus, NC	2	31	4.1%	5
Dare, NC	1	18	2.2%	10
Davidson, NC	2	88	3.4%	10
Dillon, SC	3	65	25.0%	3
Duplin, NC	3	110	19.3%	6
Florence, SC	2	32	1.6%	12
Guilford, NC	1	71	0.7%	20
Harnett, NC	3	103	12.1%	9
Iredell, NC	2	31	1.3%	20
Lee, NC	3	181	23.0%	9
Montgomery, NC	4	107	38.0%	3
Montgomery, VA	3	76	3.0%	13
Moore, NC	10	426	25.0%	10
New Hanover, NC	5	131	3.5%	18
Onslow, NC	2	42	4.2%	10
Randolph, NC	3	69	4.8%	12
Richmond, NC	2	43	10.7%	5
Roanoke, VA	1	5	0.4%	12
Robeson, NC	4	178	19.3%	9
Rockingham, NC	1	28	2.8%	11
Rowan, NC	1	54	3.9%	12
Scotland, NC	2	71	19.1%	6
Stanly, NC	4	86	10.4%	6
Wake, NC	2	26	0.1%	29
Washington, VA	1	25	2.1%	16
Wythe, VA	2	69	12.5%	11
Brokered & Internet Deposits	—	89
Total	87	$2,696

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

In addition to the branches shown above, in the second half of 2013, we established loan production offices in the markets of Greenville, North Carolina and Fayetteville, North Carolina. These are new, yet contiguous, markets to our branch footprint. We have experienced lenders working out of these offices and are expecting to continue to achieve loan growth from these offices in 2015.

Approximately 16% of our deposit base is in Moore County. Accordingly, material changes in competition, the economy or population of Moore County could materially impact the Company. No other county comprises more than 10% of our deposit base.

We compete in our various market areas with, among others, several large interstate bank holding companies. These large competitors have substantially greater resources than our company, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions. A significant number of interstate banking acquisitions have taken place in the past decade, thus further increasing the size and financial resources of some of our competitors, some of which are among the largest bank holding companies in the nation. In many of our markets, we also compete against smaller, local banks. With interest rates on investment securities at historic lows and banks of all sizes attempting to maximize yields on earning assets, the competition for high-quality loans has become intense. Accordingly, loan rates in our markets are under competitive pressure. The pricing competition for deposits has lessened, but at any given time in many of our markets, there are frequently smaller banks offering higher rates on deposits than we are willing to match. This has resulted in our bank losing the deposits of some price-sensitive customers, which has been primarily responsible for the declines in our time deposit accounts that are discussed below in Management’s Discussion and Analysis of Financial Condition and Results of Operation. Moore County, which as noted above comprises a disproportionate share of our deposits, is a particularly competitive market, with at least ten other financial institutions having a physical presence within the county.

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

Despite the competitive market, we believe we have certain advantages over our competition in the areas we serve. We are large enough to be able to more easily absorb higher costs being experienced in the banking industry, particularly regulatory costs and technology costs, than the smaller banks we compete with. We are also able to originate significantly larger loans than many of our smaller bank competitors. At the same time, we attempt to maintain a banking culture associated with smaller banks – a culture that has a personal and local flavor that appeals to many retail and small business customers. Specifically, we seek to maintain a distinct local identity in each of the communities we serve and we actively sponsor and participate in local civic affairs. Most lending and other customer-related business decisions can be made without the delays often associated with larger institutions. Additionally, employment of local managers and personnel in various offices and low turnover of personnel enable us to establish and maintain long-term relationships with individual and corporate customers.

Lending Policy and Procedures

Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under our written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $350,000 with lending limits varying depending upon the experience of the lending officer and whether the loan is secured or unsecured. We have seven senior lending officers that have authority to approve secured loans up to $500,000 and each of our three Regional Presidents has authority to approve secured loans up to $1,000,000. Loans up to $3,000,000 are approved by the Bank’s Regional Credit Officers through our Credit Administration Department. The Bank’s Chief Credit Officer has authority to approve loans up to $6,000,000, while the Chief Credit Officer and the Bank’s President have joint authority to approve loans up to $8,000,000. The Bank’s board of directors maintains loan authority up to the Bank’s in-house limit of $25,000,000 and generally approves loans through its Executive Loan Committee. All lending authorities are based on the borrower’s Total Credit Exposure (“TCE”), which is an aggregate of the Bank’s lending relationship to the borrower. TCE is based on the borrower’s total credit exposure with the Bank either directly or indirectly through loan guarantees or other borrowing entities related to the borrower through control or ownership.

A committee of our board of directors reviews and approves loans that exceed management’s lending authority, loans to executive officers, directors, and their affiliates and, in certain instances, other types of loans. New credit extensions are reviewed daily by our senior management and the Credit Administration Department.

We continually monitor our loan portfolio to identify areas of concern and to enable us to take corrective action. Lending and credit administration officers and the board of directors meet periodically to review past due loans and portfolio quality, while assuring that the Bank is appropriately meeting the credit needs of the communities it serves. Individual lending officers are responsible for monitoring any changes in the financial status of borrowers and pursuing collection of early-stage past due amounts. For certain types of loans that exceed our established parameters of past due status, the Bank’s Asset Resolution Group takes over managing the loan, and in some cases we engage a third-party firm to assist in collection efforts.

The Bank has an internal Loan Review Department that conducts on-going and targeted reviews of the Bank’s loan portfolio and assesses the Bank’s adherence to loan policies, risk grading and accrual policies. Reports are generated for management based on these activities and findings are used to adjust risk grades as deemed appropriate. In addition, these reports are shared with the Company’s board of directors. The Loan Review Department also provides training assistance to the Bank’s Training and Credit Administration departments.

To further assess the Bank’s loan portfolio and as a secondary review of the Bank’s Loan Review Department, we also contract with an independent consulting firm to review new loan originations meeting certain criteria, as well as to assign risk grades to existing credits meeting certain thresholds. The consulting firm’s observations, comments, and risk grades, including variances with the Bank’s risk grades, are shared with the audit committee of the Company’s board of directors and are considered by management in setting Bank policy, as well as in evaluating the adequacy of our allowance for loan losses. For additional information, see “Allowance for Loan Losses and Loan Loss Experience” under Item 7 below.

Investment Policy and Procedures

We have adopted an investment policy designed to maximize our income from funds not needed to meet loan demand, in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, we may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, industrial development revenue bonds, Federal Home Loan Bank bonds, Fannie Mae bonds, Government National Mortgage Association bonds, Freddie Mac bonds, Small Business Administration bonds, and, to a limited extent, corporate bonds. We may also invest up to $60 million in time deposits with other financial institutions. Time deposit purchases from any one financial institution exceeding FDIC insurance coverage limits are evaluated as a corporate bond and are subject to the same due diligence requirements as corporate bonds (described below).

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

On January 21, 2011, we acquired substantially all of the assets and liabilities of The Bank of Asheville in a FDIC-assisted transaction. The Bank of Asheville operated through five branches in or near Asheville, North Carolina. This market was a new market for the Bank. In connection with the acquisition, the Bank assumed assets with a book value of $190 million, including $154 million in loans and $192 million in deposits. See the Company’s 2011 Annual Report on Form 10-K for more information on this acquisition.

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

Employees

As of December 31, 2014, we had 770 full-time and 55 part-time employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

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

Interested financial institutions were required to submit an application and a small business lending plan. Less than half of the financial institutions that applied for the SBLF were approved. We were one of the institutions approved, and on September 1, 2011, we completed the sale of $63.5 million of Series B Preferred Stock to the Treasury under the SBLF. Under the terms of the stock purchase agreement, the Treasury received 63,500 shares of Series B non-cumulative perpetual preferred stock with a liquidation value of $1,000 per share, in exchange for $63.5 million. The initial dividend rate on SBLF preferred stock was 5%. The terms of the stock provided that our dividend rate could decrease to as low as 1% for a period of time depending on our success in meeting certain loan growth targets to small businesses. Based on our increases in small business lending, we achieved the minimal dividend rate of 1% as of March 31, 2013. The increase in the amount of small business loans remained at a level corresponding to a 1% dividend rate at September 30, 2013, at which point the terms of the preferred stock provide that the dividend rate remains fixed until March 1, 2016. Accordingly, we expect that our dividend rate will remain at an annualized rate of 1% until March 1, 2016 unless the Series B Preferred Stock is redeemed at an earlier date. If this stock remains outstanding beyond March 1, 2016, the dividend rate increases to 9% thereafter. See Note 19 to the consolidated financial statements for more information.

FDIC Insurance

As a member of the FDIC, the Bank’s deposits are insured by the FDIC. For this protection, each member bank pays a quarterly statutory assessment (which is based on average total assets less average tangible equity) and is subject to the rules and regulations of the FDIC.

We recognized approximately $4.0 million, $2.6 million, and $2.7 million in FDIC insurance expense in 2014, 2013, and 2012, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds.

Legislative and Regulatory Developments

The most significant recent legislative and regulatory developments impacting the Company are 1) the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and 2) Basel III, which are discussed below.

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

Trust Preferred Securities.  The Dodd-Frank Act prohibits bank holding companies from including in their regulatory Tier I capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which we have issued in the past in order to raise additional Tier I capital and otherwise improve our regulatory capital ratios. Although we may continue to include our existing trust preferred securities as Tier I capital because they were issued prior to May 18, 2010, the prohibition on the use of these securities as Tier I capital may limit our ability to raise capital in the future.

The Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as the Bank, are subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.

The Dodd-Frank Act also authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. On January 10, 2013, the CFPB published final rules to, among other things, define “qualified mortgage” and specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan's monthly payments. For example, the rules extend the requirement that creditors verify and document a borrower's “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules took effect on January 10, 2014. In response to these new rules, we centralized all residential loan originations to our mortgage banking department. The employees in this department are well-trained in the new rules. In addition, on November 20, 2013, the CFPB issued its final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, for which compliance is required by August 1, 2015. We are evaluating these integrated mortgage disclosure rules to determine their impact on the Company.

The Dodd-Frank Act also permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorney generals to enforce compliance with both the state and federal laws and regulations. Compliance with any such new regulations established by the CFPB and/or states could reduce our revenue, increase our cost of operations, and limit our ability to expand into certain products and services.

Debit Card Interchange Fees.  The Dodd-Frank Act gave the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While we are not directly subject to these rules for so long as our assets do not exceed $10 billion, our activities as a debit card issuer may nevertheless be indirectly impacted by the change in the applicable debit card market caused by these regulations, which may require us to match any new lower fee structure implemented by larger financial institutions in order to remain competitive in the future. The new caps on interchange fees for banks with assets greater than $10 billion became effective October 1, 2011. To date, the Company has not noted any significant indirect negative effects of the interchange fee caps that are applicable to the larger financial institutions.

Increased Capital Standards and Enhanced Supervision.  The Dodd-Frank Act required the federal banking agencies to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards are to be no less strict than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, become higher once the agencies promulgate the new standards. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. See discussion of the new capital requirements established by the federal banking agencies under “Recent Amendments to Regulatory Capital Requirement under Basel III” below.

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

Enhanced Lending Limits.  The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law limits a national bank’s ability to extend credit to one person or group of related persons to an amount that does not exceed certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements and securities lending and borrowing transactions. It also will eventually prohibit state-chartered banks from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.

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

Many of the requirements of the Dodd-Frank Act are subject to implementation over the course of several years. While we do not currently expect the final requirements of the Dodd-Frank Act to have a material adverse impact on the Company, we do expect them to negatively impact our profitability, require changes to certain of our business practices, including limitations on fee income opportunities, and impose more stringent capital, liquidity and leverage requirements upon the Company. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with the new statutory and regulatory requirements.

Recent Amendments to Regulatory Capital Requirement under Basel III

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III.” The revisions establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The new capital requirements apply to all banks, savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. The rules became effective for institutions with assets over $250 billion and internationally active institutions starting in January 2014 and became effective for all other institutions beginning in January 2015. The following discussion summarizes the changes we believe are most likely to affect the Company and the Bank.

•	New and Increased Capital Requirements. The regulations establish a new capital measure called “Common Equity Tier I Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the amended rules generally require accumulated other comprehensive income to flow through to regulatory capital unless a one-time, irrevocable opt-out election is made in the first regulatory reporting period under the new rule. Depository institutions and their holding companies are required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets starting in 2015.

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

•	Capital Buffer Requirement. In addition to increased capital requirements, depository institutions and their holding companies will be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement will be phased in over a four-year period beginning in 2016. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier I Capital, 8.5% Tier I Capital and 10.5% Total Capital on a fully phased-in basis.

•	Changes to Prompt Corrective Action Capital Categories. The Prompt Corrective Action rules, effective January 1, 2015, incorporate a Common Equity Tier I Capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier I Risk-Based Capital Ratio, a 4.5% Common Equity Tier I Risk Based Capital Ratio and a 4% Tier I Leverage Ratio. To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier I Risk-Based Capital Ratio, a 6.5% Common Equity Tier I Risk-Based Capital Ratio and a 5% Tier I Leverage Ratio.

•	Additional Deductions from Capital. Banking organizations will be required to deduct goodwill and certain other intangible assets, net of associated deferred tax liabilities, from Common Equity Tier I Capital. Deferred tax assets arising from temporary timing differences that cannot be realized through net operating loss (“NOL”) carrybacks will continue to be deducted. Deferred tax assets that can be realized through NOL carrybacks will not be deducted but will be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, will be deducted from Common Equity Tier I Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings of capital instruments in any other financial institutions will now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations will also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier I Capital subject to a 15% of Common Equity Tier I Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier I Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier I Capital, the excess must be deducted.

•	Changes in Risk-Weightings. The amended regulations will continue to follow the current capital rules which assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due. All other mortgage loans will have a 100% risk weight. The revised regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and investments in the capital instruments of other financial institutions that are not deducted from capital. The revised regulations also create a new 150% risk-weighting category for nonaccrual loans and loans that are more than 90 days past due and for “high volatility commercial real estate loans,” which are credit facilities for the acquisition, construction or development of real property other than for certain community development projects, agricultural land and one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

The final rules become effective January 1, 2015 for the Company. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

We are currently evaluating the impact of these rules on both the Company and the Bank; however, based on our current analyses, we believe that both the Company and the Bank would meet all capital adequacy requirements under the fully phased-in final rules.

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. Liquidity risk management has become increasingly important since the financial crisis. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

In September 2014, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Company or the Bank. The federal bank regulators have not yet proposed rules to implement the NSFR or addressed the scope of bank organizations to which it will apply.

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

A general economic downturn began in the latter half of 2007. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of mortgage loans, especially land development loans, and resulted in significant write-downs of assets by many financial institutions. In addition, the value of real estate collateral supporting many loans declined and may decline further. General downward economic trends, reduced availability of commercial credit and high unemployment rates negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Although the U.S. economy has emerged from the most severe aspects of the recession that occurred in 2008 and 2009, the economy remains fragile, with economic growth slow and uneven, and the Federal Reserve maintaining interest rates at historic lows in an effort to stimulate the economy. And while the national economy has improved, the economic conditions in our market area do not seem to have improved at the same rate. The unemployment rates in most of our markets exceed the national average. We believe that the economic downtrends are largely responsible for the deterioration in loan quality that we have experienced over the past five years, including higher levels of loan charge-offs, higher levels of nonperforming assets, and higher provisions for loan losses. The market turmoil led to increased commercial and consumer delinquencies, lack of confidence, increased market volatility and widespread reduction in general business activity. Financial institutions, including us, have experienced a decrease in access to borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets adversely affected, and may continue to adversely affect, our business, financial condition, results of operations and stock price.

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

Like many businesses, our overall success is partially dependent on the economic conditions in the marketplace where we operate. Our marketplace is concentrated in the central Piedmont and coastal regions of North Carolina. Although some improvement has been noted, these regions continue to experience challenging economic conditions, which we believe is a factor in the elevated amounts of borrower delinquencies, nonperforming assets, and loan losses we have experienced during the past few years. If economic conditions in our marketplace worsen, it would likely have an adverse impact on us. In particular, if economic conditions related to real estate values in our marketplace were to worsen, our loan losses would likely increase. At December 31, 2014, approximately 91% of our loans were secured by real estate collateral, which means that additional decreases in real estate values would have an adverse impact on our operations.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2014 of $65.8 million. Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values.  For our company, our community banking operation is our only material reporting unit.  The price of our common stock is one of several measures available for estimating the fair value of our community banking operations. Although the price of our common stock has recently traded above the book value, for most of the last several years, it has traded below the book value of our company. Subject to the results of other valuation techniques, if this situation were to return and persist, it could indicate that our goodwill is impaired.  Accordingly, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

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

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (CFPB) and gave it broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Additionally, the CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

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

In addition, the Bank provides its customers the ability to bank online and through mobile banking. The secure transmission of confidential information over the Internet is a critical element of online and mobile banking. While we use qualified third party vendors to test and audit our network, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security issues. The Bank may be required to spend significant capital and other resources to alleviate problems caused by security breaches or computer viruses. To the extent that the Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation, and other potential liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

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

Our FDIC loss share agreement related to a high risk loan portfolio acquired in a failed-bank acquisition expired on June 30, 2014, and therefore we bear the full risk of losses for assets related to that agreement subsequent to that date.

On June 19, 2009, we acquired Cooperative Bank in a FDIC failed-bank acquisition. As part of the terms of the acquisition, we entered into two loss share agreements with the FDIC – 1) a loss share agreement related to single-family home loans, which has a ten year term, and 2) a loss share agreement for all non-single family loans, which had a five year term. The loss share agreements generally provide us with an 80% reimbursement for all losses incurred and thus they limit our risk. The non-single family loss share agreement related to Cooperative Bank expired on June 30, 2014. The assets covered by the non-single family portfolio included a high percentage of commercial real estate and land development loans, loan types which experienced high loss rates during the economic downturn.

At July 1, 2014, the carrying value of the assets covered by the Cooperative Bank non-single family loss-share agreement was approximately $40 million in loans, of which $10 million were on nonaccrual status because of collection problems, and $3 million in foreclosed properties. Accounting regulations require us to record losses as they occur, and thus we believe that we have recorded all probable losses associated with that portfolio as of each period end. However, the value of the underlying collateral for many of the loans, as well as the foreclosed properties, is volatile and has experienced significant declines in recent years. Beginning July 1, 2014, we incur 100% of the loss related to further deterioration of the Cooperative Bank non-single family assets.

Our FDIC loss share agreement related to a high risk loan portfolio acquired in a failed-bank acquisition expires on March 31, 2016, and therefore we will bear the full risk of losses for assets currently under that agreement subsequent to that date.

On January 21, 2011, we acquired The Bank of Asheville in a FDIC failed-bank acquisition. As part of the terms of the acquisition, we entered into two loss share agreements with the FDIC – 1) a loss share agreement related to single-family home loans, which has a ten year term, and 2) a loss share agreement for all non-single family loans, which has a five year term. The loss share agreements generally provide us with an 80% reimbursement for all losses incurred and thus they limit our risk. The non-single family loss share agreement related to The Bank of Asheville expires on March 31, 2016. The assets covered by the non-single family portfolio include a high percentage of commercial real estate and land development loans, loan types which experienced high loss rates during the economic downturn.

At December 31, 2014, the carrying value of the assets covered by The Bank of Asheville non-single family loss-share agreement was approximately $30 million in loans, of which $2 million were on nonaccrual status because of collection problems, and $1.2 million in foreclosed properties. Accounting regulations require us to record losses as they occur, and thus we believe that we have recorded all probable losses associated with that portfolio as of each period end. However, the value of the underlying collateral for many of the loans, as well as the foreclosed properties, is volatile and has experienced significant declines in recent years. Beginning April 1, 2016, we will incur 100% of the loss related to further deterioration of The Bank of Asheville non-single family assets.

Our ability to receive benefits under FDIC loss share agreements is subject to compliance with certain requirements, oversight and interpretation, and contractual term limitations.

We receive benefits under loss share agreements with the FDIC in connection with the FDIC-assisted acquisitions of Cooperative Bank in June 2009 and The Bank of Asheville in January 2011. Under these loss share agreements, the FDIC agreed to cover 80% of most loan and foreclosed real estate losses. We are subject to certain obligations under these agreements that prescribe and specify how to manage, service, report, and request reimbursement for losses incurred on covered assets. Our obligations under the loss share agreements are extensive, and failure to comply with any obligations could result in a specific asset, or group of assets, losing loss share coverage. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed if we are not in compliance with our obligations. Losses projected to occur during the loss share term may not be realized until after the expiration of the applicable agreement; consequently, those losses may have a material adverse impact on our results of operations. In addition, we are subject to FDIC audits to ensure compliance with the loss share agreements. The loss share agreements are subject to interpretation by us and the FDIC; therefore, disagreements may arise regarding the coverage of losses, expenses, and contingencies.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The main offices of the Company and the Bank are owned by the Bank and are located in a three-story building in the central business district of Southern Pines, North Carolina. The building houses administrative facilities. The Bank’s Operations Division, including customer accounting functions, offices for information technology operations, and offices for loan operations, are housed in two one-story steel frame buildings in Troy, North Carolina. Both of these buildings are owned by the Bank. The Company operates 87 bank branches. The Company owns all of its bank branch premises except 10 branch offices for which the land and buildings are leased and eight branch offices for which the land is leased but the building is owned. The Company also leases two loan production offices. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

Item 3. Legal Proceedings

Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and its subsidiaries. However, except as discussed in the following paragraph, neither the Company nor any of its subsidiaries is involved in any pending legal proceedings that management believes are material to the Company or its consolidated financial position. If an exposure were to be identified, it is the Company’s policy to establish and accrue appropriate reserves during the accounting period in which a loss is deemed to be probable and the amount is determinable.

In November 2014, the Company received a “Wells Notice” letter from the Securities and Exchange Commission (“Commission”) relating to an investigation into the Company’s alleged failure to disclose certain related party transactions between the Company and certain of its officers and/or directors or their immediate family members during the period from 2009 through 2011. In the letter, the staff of the Commission indicated its preliminary conclusion to recommend that the Commission authorize the staff to file an enforcement action against the Company for violations of Exchange Act Sections 13(a) and Rules 13a-1 and 13a-15 thereunder. In telephone conversations, the staff indicated at least six instances of what it believes are failures to disclose related party transactions in accordance with relevant rules, and has also indicated that it believes the Company failed to maintain adequate disclosure controls and procedures and failed to maintain adequate internal controls over financial reporting. The related party transactions involved two former executive officers of the Company. For one of the executive officers, the SEC contends that the Company failed to disclose attorney fees paid to the executive officer’s spouse related to legal work that exceeded the threshold level requiring disclosure. Although the nature of the related party relationship was a long-standing one and was approved on an annual basis by the Company’s board of directors, the staff of the Commission contends that the transactions during 2009 and 2010 should have been disclosed because the amounts involved had grown to an amount that exceeded relevant thresholds for disclosure. The Company believes that any such omission was oversight and when the situation became known, this relationship was properly disclosed in subsequent proxy filings. As it relates to the other executive officer, the SEC staff contends that several separate transactions were not properly disclosed, including fees paid to a company owned by the officer’s son-in-law for landscaping services, the sale of property by the Company to the officer’s daughter and son-in-law and a related mortgage loan to finance that transaction, and realtor commissions and property management fees paid to the brother of a board member that were initiated by the same executive officer. These transactions were not preapproved by the Company’s board of directors, and the Company believes that any such omission of these transactions from public filings was due to noncompliance with the Company’s internal policies and controls, and therefore the transactions were not made known to the Company officials responsible for preparing disclosure documents. The staff has further indicated that it would recommend to the Commission a cease and desist order against the Company and a financial penalty. Since receipt of the Wells Notice letter, the Company has pursued negotiation discussions with the staff in an attempt to resolve these matters. Based upon the discussions to date, we believe it is more likely than not that a settlement will be reached, involving a cease and desist order regarding these matters, but without any admissions by the Company, and a financial penalty in an amount that is not expected to have a material effect on the Company. No final settlement has been reached, and settlement discussions with the staff of the Commission are ongoing.

There were no tax shelter penalties assessed by the Internal Revenue Service against the Company during the year ended December 31, 2014.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol FBNC. Table 22, included in “Management’s Discussion and Analysis” below, sets forth the high and low market prices of our common stock as traded by the brokerage firms that maintain a market in our common stock and the dividends declared for the periods indicated. We paid a cash dividend of $0.08 per share for each quarter of 2014. For the foreseeable future, it is our current intention to continue to pay regular cash dividends on a quarterly basis. See “Business - Supervision and Regulation” above and Note 16 to the consolidated financial statements for a discussion of other regulatory restrictions on the Company’s payment of dividends. As of December 31, 2014, there were approximately 2,400 shareholders of record and another 3,200 shareholders whose stock is held in “street name.”

There were no sales of unregistered securities during the year ended December 31, 2014.

Additional Information Regarding the Registrant’s Equity Compensation Plans

At December 31, 2014, the Company had three equity-based compensation plans. The Company’s 2014 Equity Plan is the only one of three plans under which new grants of equity-based awards are possible.

The following table presents information as of December 31, 2014 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity based compensation plans. At December 31, 2014, the Company had no warrants or stock appreciation rights outstanding under any compensation plans.

	As of December 31, 2014
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	179,102	$18.55	989,935
Equity compensation plans not approved by security holders	—	—	—
Total	179,102	$18.55	989,935

(1) Consists of (A) the Company’s 2014 Equity Plan, which is currently in effect; (B) the Company’s 2007 Equity Plan; and (C) the Company’s 2004 Stock Option Plan, each of which was approved by our shareholders.

Performance Graph

The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2009 and ending December 31, 2014, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and an index of banks with between $1 billion and $5 billion in assets, as constructed by SNL Securities, LP (reflecting changes in banking industry stocks). The graph and table assume that $100 was invested on December 31, 2009 in each of the Company’s common stock, the Russell 2000 Index, and the SNL Bank Index, and that all dividends were reinvested.

First Bancorp

Comparison of Five-Year Total Return Performances (1)

Five Years Ending December 31, 2014

Total Return Performance

First Bancorp
Russell 2000
SNL Bank $1B-$5B
Index Value
225
200
175
150
125
100
75
50
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Total Return Index Values (1) December 31,
	2009	2010	2011	2012	2013	2014
First Bancorp	$100.00	112.06	84.03	99.48	131.82	149.12
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Index-Banks between $1 billion and $5 billion	100.00	113.35	103.38	127.47	185.36	193.81

Notes:

(1)	Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2009, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.
29

Issuer Purchases of Equity Securities

Pursuant to authorizations by the Company’s board of directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases. The most recent board authorization was announced on July 30, 2004 and authorized the repurchase of 375,000 shares of the Company’s stock. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2014.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2014 to October 31, 2014)	—	$—	—	214,241
Month #2 (November 1, 2014 to November 30, 2014)	—	—	—	214,241
Month #3 (December 1, 2014 to December 31, 2014)	—	—	—	214,241
Total	—	$—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended December 31, 2014.

Item 6. Selected Consolidated Financial Data

Table 1 on page 73 of this report sets forth the selected consolidated financial data for the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis is intended to assist readers in understanding our results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 92 of this report and the supplemental financial data contained in Tables 1 through 22 included with this discussion and analysis.

Overview - 2014 Compared to 2013

We reported net income per diluted common share of $1.19 in 2014, a 21.4% increase compared to 2013. The increased earnings were primarily due to lower provisions for losses. Total assets increased by 1% year over year.

Financial Highlights
($ in thousands except per share data)	2014	2013	Change

Earnings
Net interest income	$131,609	136,526	-3.6%
Provision for loan losses - non-covered	7,087	18,266	-61.2%
Provision for loan losses - covered	3,108	12,350	-74.8%
Noninterest income	14,368	23,489	-38.8%
Noninterest expenses	97,251	96,619	0.7%
Income before income taxes	38,531	32,780	17.5%
Income tax expense	13,535	12,081	12.0%
Net income	24,996	20,699	20.8%
Preferred stock dividends	(868)	(895)
Net income available to common shareholders	$24,128	19,804	21.8%

Net income per common share
Basic	$1.22	1.01	20.8%
Diluted	1.19	0.98	21.4%

Balances At Year End
Assets	$3,218,383	3,185,070	1.0%
Loans	2,396,174	2,463,194	-2.7%
Deposits	2,695,906	2,751,019	-2.0%

Ratios
Return on average assets	0.75%	0.62%
Return on average common equity	7.73%	6.78%
Net interest margin (taxable-equivalent)	4.58%	4.92%

The following is a more detailed discussion of our results for 2014 compared to 2013:

For the year ended December 31, 2014, we reported net income available to common shareholders of $24.1 million, or $1.19 per diluted common share, an increase of 21.8% compared to the $19.8 million, or $0.98 per diluted common share, for the year ended December 31, 2013. The higher earnings were primarily the result of lower provisions for loan losses.

Net interest income for the year ended December 31, 2014 amounted to $131.6 million, a 3.6% decrease from the $136.5 million recorded in 2013. The lower net interest income in 2014 was primarily due to a decrease in the amount of discount accretion on loans purchased in failed bank acquisitions. Loan discount accretion amounted to $16.0 million in 2014 compared to $20.2 million in 2013, a decrease of $4.2 million. As discussed below, the impact of the changes in discount accretion on pretax income is generally 20% of the gross amount of the change. Also, see the section entitled “Net Interest Income” for additional information.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) was 4.58% for 2014 compared to 4.92% for 2013. The lower margin realized in 2014 was primarily due to lower amounts of discount accretion on loans purchased in failed-bank acquisitions and lower average asset yields. Partially offsetting the effects of lower discount accretion and lower average asset yields was a decline in our cost of funds, which declined from 0.39% in 2013 to 0.29% in 2014.

We recorded total provisions for loan losses on our covered and non-covered loans of $10.2 million in 2014 compared to $30.6 million for 2013 – see discussion of the term “covered” below. The provision for loan losses on non-covered loans amounted to $7.1 million in 2014 compared to $18.3 million for 2013. The lower provision recorded in 2014 was primarily a result of stable asset quality trends and a decline in non-covered loan balances (excluding the transfer of $39.7 million in loans from covered status to non-covered status on July 1, 2014 – see discussion below). For the year ended December 31, 2014, the provision for loan losses on covered loans amounted to $3.1 million compared to $12.4 million for 2013. The decrease in 2014 was primarily due to lower levels of covered nonperforming loans during the period and stabilization in the underlying collateral values of nonperforming loans.

Our non-covered nonperforming assets amounted to $95.3 million at December 31, 2014 (3.09% of total non-covered assets) compared to $82.0 million at December 31, 2013 (2.78% of total non-covered assets). The increase in 2014 was due to the Company transferring $14.8 million in nonperforming assets from covered status to non-covered status on July 1, 2014 upon the scheduled expiration of a loss sharing agreement with the FDIC associated with those assets – see discussion below.

Total covered nonperforming assets have declined in the past year, amounting to $18.7 million at December 31, 2014 compared to $70.6 million at December 31, 2013. During 2014 we resolved a significant amount of covered loans and experienced strong property sales along the North Carolina coast, which is where most of our covered assets are located. Also, as discussed in the preceding paragraph, on July 1, 2014 the Company transferred $14.8 million in nonperforming assets from covered status to non-covered status upon the expiration of a loss sharing agreement.

For the year ended December 31, 2014, noninterest income amounted to $14.4 million compared to $23.5 million for 2013. The decrease in 2014 was primarily the result of higher FDIC indemnification asset expense, which is recorded as a reduction to noninterest income. FDIC indemnification expense amounted to $12.8 million in 2014, an increase from $6.8 million in 2013, with the higher expense being primarily the result of write-offs of the FDIC indemnification asset due to lower expected FDIC reimbursements resulting from lower expectations of loss claims. Also contributing to lower noninterest income in 2014 were higher levels of foreclosed property losses compared to 2013.

Noninterest expenses for the year ended December 31, 2014 amounted to $97.3 million, which was relatively unchanged from the $96.6 million recorded in 2013.

Total assets at December 31, 2014 amounted to $3.2 billion, a 1.0% increase from a year earlier. Total loans at December 31, 2014 amounted to $2.4 billion, a 2.7% decrease from a year earlier, and total deposits amounted to $2.7 billion at December 31, 2014, a 2.0% decrease from a year earlier.

Investment securities totaled $342.7 million at December 31, 2014 compared to $227.0 million at December 31, 2013. In the fourth quarter of 2014, the Company used a portion of its excess cash balances to purchase approximately $125 million in investment securities in order to earn higher yields.

Non-covered loans amounted to $2.3 billion at December 31, 2014, an increase of $15.7 million from December 31, 2013. The increase was due to the reclassification of $39.7 million in loans from covered status to non-covered status in connection with the July 1, 2014 expiration of a loss sharing agreement – see discussion below. Loan growth has been impacted by a relatively slow economic recovery in many of our market areas, as well as what is expected to be temporary pressures from new internal loan processes designed to enhance loan quality. Covered loans declined by $82.7 million in 2014 due to the continued resolution of this portfolio and due to the reclassification discussed above.

The lower amount of deposits at December 31, 2014 compared to December 31, 2013 was primarily due to declines in time deposits, with increases in checking accounts offsetting a large portion of the decline. Time deposits are generally one of our most expensive funding sources, and thus the shift from this category benefited our overall cost of funds.

Other noteworthy events occurring in 2014 were:

•	As noted above, a loss-sharing agreement with the FDIC covering non-single family loans and foreclosed properties that were assumed in a failed bank acquisition in 2009 expired on July 1, 2014. We bear all future losses on these assets; however, at present, management does not expect such losses will be materially in excess of related loan loss allowances. The following presents information related to these assets as of July 1, 2014, which were transferred to the “non-covered” categories on that date.

o	Loans outstanding:	$39.7 million
o	Nonaccrual loans:	$9.7 million
o	Troubled debt restructurings - accruing:	$2.1 million
o	Allowance for loan losses:	$1.7 million
o	Foreclosed properties:	$3.0 million

We continue to have three loss-sharing agreements with the FDIC in place. The next agreement that expires does so on April 1, 2016.

•	In December 2014, we completed the planned closure and consolidation of nine of our branches. All branches were consolidated with other branches near the closing location. We recorded approximately $1.0 million in expense related to the branch consolidations.

We note that our results of operation discussed above are significantly affected by the on-going accounting for two FDIC-assisted failed bank acquisitions. In the discussion in this document, the term “covered” is used to describe assets included as part of FDIC loss share agreements, which generally result in the FDIC reimbursing the Company for 80% of losses incurred on those assets. The term “non-covered” refers to our legacy assets, which are not included in any type of loss share arrangement.

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

Net interest income for the year ended December 31, 2013 amounted to $136.5 million, a 1.0% increase from the $135.2 million recorded in 2012. The higher net interest income in 2013 was primarily caused by an increase in the amount of discount accretion on loans purchased in failed bank acquisitions. Loan discount accretion amounted to $20.2 million for 2013 compared to $16.5 million in 2012, an increase of $3.7 million. As previously discussed, the impact of the changes in discount accretion on pretax income is only 20% of the gross amount of the change. The higher amount of discount accretion was due to improved expectations regarding the collectability of the loans. See “Net Interest Income” below for additional information.

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

Our non-covered nonperforming assets amounted to $82.0 million at December 31, 2013 (2.78% of total non-covered assets) compared to $106.1 million at December 31, 2012 (3.09% of total non-covered assets). The decrease in 2013 compared to 2012 was primarily due to the loan sale that was completed in the first quarter of 2013, as discussed above, which resulted in the disposition of $21.9 million in nonperforming loans.

Total covered nonperforming assets steadily declined in 2013, amounting to $70.6 million at December 31, 2013 compared to $96.2 million at December 31, 2012, a decline of 26.6%, which was primarily the result of a combination of loan paydowns, loan charge-offs, and sales of foreclosed properties.

For the year ended December 31, 2013, noninterest income amounted to $23.5 million compared to $1.4 million for the year ended December 31, 2012. The significant increase in 2013 is primarily the result of a high level of covered and non-covered foreclosed property losses that occurred in 2012 that reduced noninterest income, compared to gains in both categories in 2013.

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

Outlook for 2015

We continue to see signs of a recovering economy in most of our market area. However, the recovery in some of our market areas appears to be lagging and less robust than that of the national economy. Unemployment rates in our market area continue to be above the national average, and our local economic conditions remain challenging. While steadily improving, we continue to have an elevated level of past due and adversely classified assets compared to historic averages. Despite the higher levels of these problem assets, based on our analysis, we believe the severity of the loss rate inherent in our classified loans is less than in recent years. We believe that our allowance for loan losses is sufficient to absorb the probable losses inherent in our portfolio at December 31, 2014. Accordingly, at the present time and based on current conditions, we do not expect our 2015 provision for loan losses related to non-covered assets to be materially greater than the amount recorded in 2014, and it could be less.

Because interest rates have progressively declined to historic lows, the rates we have realized on newly originated loans and newly purchased investment securities have generally decreased. Additionally, we expect loan discount accretion, which increases interest income, to be less in 2015 as the unaccreted discount amount continues to wind down. As it relates to our funding costs, the yields on many of our deposits are already very low and the ability to lower them further is limited. Accordingly, we believe that a continued compression of our net interest margin is likely.

We believe that regulatory reform will negatively impact our earnings. The regulatory climate is not favorable for banks. We expect additional overhead costs will be necessary to comply with the new regulations expected to arise directly or indirectly from the Dodd-Frank Act (see additional discussion in the “Legislative and Regulatory Developments” section).

In 2009 and 2011 we acquired failed banks with approximately $959 and $193 million in assets, respectively. These acquisitions resulted in significant volatility to our earnings subsequent to the acquisitions, primarily as a result of the bargain purchase gains recorded on the acquisition dates that increased earnings and write-downs of foreclosed properties that negatively impacted earnings. While the volatility caused by these acquisitions on our earnings has generally lessened over the years, they may continue to add volatility to our reported earnings in 2015. The volatility may be positive to earnings, which would most likely occur if the credit quality of the acquired loans continues to stabilize or improves, or negative to earnings, which would most likely occur if the credit quality of the acquired loans deteriorates or if the properties we have foreclosed on continue to decline in value. Generally the volatility of earnings related to these transactions has lessened over time as the portfolios are resolved, and we expect that trend to continue.

After a year in which our loans outstanding declined by almost 3%, we are expecting loan growth in 2015 as a result of a recovering economy in many of our market areas, fully implemented credit processes that constrained growth when initially implemented in 2014, and the growth we expect from our expansion into several attractive markets in North Carolina.

We have outstanding $63.5 million in preferred stock that was issued in 2011 to the U.S. Treasury. We currently pay preferred dividends on that stock at an annual rate of 1%. In accordance with the terms of the stock, the dividend rate is scheduled to increase to 9% in March 2016. We currently expect to redeem most, if not all, of this stock prior to the increase in the dividend rate and we currently believe we can do so without the need for a capital raise.

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

Our determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has two components. The first component involves the estimation of losses on individually evaluated “impaired loans”. A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is specifically evaluated for an appropriate valuation allowance if the loan balance is above a prescribed evaluation threshold (which varies based on credit quality, accruing status, troubled debt restructured status, and type of collateral) and the loan is determined to be impaired. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

The second component of the allowance model is an estimate of losses for all loans not considered to be impaired loans (“general reserve loans”). General reserve loans are segregated into pools by loan type and risk grade, and estimated loss percentages are assigned to each loan pool, based on historical losses adjusted for any environmental factors used to reflect changes in the collectability of the portfolio not captured by the historical loss data. Loss percentages are based on a multiple of the estimated loss rate for loans of a similar loan type with normal risk. The multiples assigned vary by type of loan, depending on risk, and we have consulted with an external credit review firm in assigning those multiples.

The reserves estimated for individually evaluated impaired loans are then added to the reserve estimated for general reserve loans. This becomes our “allocated allowance.” The allocated allowance is compared to the actual allowance for loan losses recorded on our books and any adjustment necessary for the recorded allowance to absorb losses inherent in the portfolio is recorded as a provision for loan losses. The provision for loan losses is a direct charge to earnings in the period recorded. Any remaining difference between the allocated allowance and the actual allowance for loan losses recorded on our books is our “unallocated allowance.”

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

In our 2014 goodwill impairment evaluation, we engaged a consulting firm that used various valuation techniques to assist us in concluding that our goodwill was not impaired.

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

Merger and Acquisition Activity

In 2012, we completed a small branch acquisition, consisting of approximately $9 million in deposits, which were transferred to a First Bank branch located nearby. In 2013, we completed an acquisition of two branches with $57 million in deposits and $16 million in loans. In the 2013 acquisition, we purchased one of the branch buildings, while transferring the accounts of the other branch to an existing branch located nearby. The results of each acquired company/branch are included in our financial statements beginning on their respective acquisition dates. We did not complete any acquisitions in 2014. See Note 2 to the consolidated financial statements for additional information regarding these acquisitions.

FDIC Indemnification Asset

As previously discussed, on June 19, 2009 and January 21, 2011, we acquired substantially all of the assets and liabilities of Cooperative Bank and The Bank of Asheville, respectively, in FDIC-assisted transactions. For each transaction, we entered into two loss share agreements with the FDIC, which provided First Bank significant loss protection from losses experienced on the loans and foreclosed real estate. Under the Cooperative Bank loss share agreements, the FDIC covers 80% of covered loan and foreclosed real estate losses up to $303 million, and 95% of losses in excess of that amount. Under The Bank of Asheville loss share agreements, the FDIC covers 80% of all covered loan and foreclosed real estate losses. For both transactions, the loss share reimbursements are applicable for ten years for single family home loans and five years for all other loans. As previously discussed, one of the loss share agreements related to the Cooperative Bank acquisition expired on July 1, 2014.

We recorded a FDIC indemnification asset related to the two transactions to account for payments that we expect to receive from the FDIC related to the loss share agreements. The carrying value of this receivable at each period end is the sum of:  1) actual claims that have been incurred and are in the process of submission to the FDIC for reimbursement, but have not yet been received and 2) our estimated amount of claimable loan and other real estate losses covered by the agreements multiplied by the FDIC reimbursement percentage.

At December 31, 2014 and 2013, the FDIC indemnification asset was comprised of the following components:

($ in thousands)	2014	2013
Receivable related to claims incurred, not yet received	$6,899	12,649
Receivable related to estimated future claims on loans	14,933	33,398
Receivable related to estimated future claims on other real estate owned	737	2,575
FDIC indemnification asset	$22,569	48,622

As of each acquisition date, based on the losses inherent in the covered assets and what we estimated we would receive as payments from the FDIC, we recorded a “FDIC Indemnification Asset.” Since that time, we have recorded adjustments to the indemnification asset as discussed below.

The FDIC indemnification asset has generally been adjusted upwards in the following circumstances:

1) Deterioration of credit quality of covered loans – As of the acquisition dates, we recorded the loans acquired from Cooperative Bank and The Bank of Asheville on our books at a fair value that was $227.9 million and $51.7 million, respectively, less than the contractual amounts due from the borrowers, which was our estimate of the loan losses inherent in the portfolio. As the credit quality of these portfolios change and better information is obtained about likely losses, some loans have better repayment expectations than we originally projected and some loans have worse repayment expectations than originally projected. For loans with worse repayment expectations, we generally record provisions for loan losses with corresponding increases to the FDIC indemnification asset by recording noninterest income in proportion to the reimbursement percentage. In 2014, 2013 and 2012, we recorded total provisions for loan losses on covered loans amounting to $3.1 million, $12.4 million and $9.7 million, respectively, which resulted in upward adjustments to the FDIC indemnification asset of $1.4 million, $9.6 million and $6.6 million, respectively. We also record some provisions for loan losses without corresponding increases to the indemnification asset because we believe certain loan losses will occur after the expiration of the loss share agreements. In 2014, 2013 and 2012, we recorded provisions for loan losses on covered loans without a corresponding increase to the indemnification asset of $1.4 million, $0.3 million and $1.5 million, respectively.

2) Write-downs and losses on foreclosed properties – When we foreclose on delinquent borrowers, we initially record the foreclosed property at the lower of book or fair value (based on current appraisals), with any deficiency recorded as a loan charge-off. Subsequent to the foreclosure, we periodically review the fair value of the property through updated appraisals or independent market pricing, and if the appraisal or market pricing indicates a fair value lower than our carrying value, we must write the property down. We also sell foreclosed properties that frequently result in losses. Each of these situations results in the Company recording losses on foreclosed properties with a corresponding increase to the FDIC indemnification asset by recording noninterest income in proportion to the reimbursement percentage. If we sell foreclosed properties that result in gains, then we record a corresponding decrease to the FDIC indemnification asset to reflect the fact that reimbursements from loss claims will be reduced by the gains. In 2014, we recorded net losses and write-downs on covered foreclosed properties amounting to $1.9 million, which resulted in an upward adjustment to the FDIC indemnification asset of $1.5 million. In 2013, we recorded net gains on covered foreclosed properties amounting to $0.4 million, which resulted in a downward adjustment to the FDIC indemnification asset of $0.3 million. In 2012, we recorded net losses and write downs on covered foreclosed properties amounting to $13.0 million, which resulted in an upward adjustment to the FDIC indemnification asset of $10.4 million.

3) Expenses incurred related to collection activities on covered assets – As a result of our collection efforts, we incur expenses such as legal fees, property taxes and appraisal costs. Many of these expenses are reimbursable by the FDIC. These expenses are recorded as “other” noninterest expenses and a corresponding increase is made to increase the FDIC indemnification asset by reducing the gross collection expenses by the amount expected to be reimbursed by the FDIC for eligible expenses. In 2014, 2013, and 2012, we incurred $3.1 million, $6.5 million, and $9.5 million, in gross collection expenses related to covered assets, respectively, and reduced that amount by $3.9 million, $5.4 million, and $6.9 million in FDIC reimbursements, respectively.

The FDIC indemnification asset has generally been adjusted downwards in the following circumstances:

1) Receipt of cash from the FDIC related to claims submitted – On at least a quarterly basis, we submit eligible loss share claims to the FDIC. After reviewing and approving the claims, the FDIC wires us cash, which reduces the amount of the FDIC indemnification asset. In 2014, 2013, and 2012, we received $17.7 million, $49.6 million, and $29.8 million in FDIC reimbursements, respectively.

2) Accretion of discount on acquired loans – As noted above, we recorded the acquired loans of the two transactions on our books at a fair value that was $280 million (in total) less than the contractual amounts due from the borrowers (the “discount”), which was our estimate of the loan losses inherent in the portfolio. As the credit quality of this portfolio changes and better information is obtained about likely losses, some loans have better repayment expectations than we originally projected and some loans have worse repayment expectations than originally projected (as discussed above). For loans with improved repayment expectations, we are systematically reducing the discount over the life of the loan. For some loans, we have received complete payoffs at the contractual balance and the discount must be reduced to zero. When we reduce/accrete the discount, we do so by recognizing interest income in that same amount. When the expected losses on loans with improved repayment expectations becomes less than the original estimate, our expected reimbursement from the FDIC declines as well. Accordingly, we reduce the FDIC indemnification asset by the corresponding reimbursement percentage. In 2014, 2013, and 2012, we recorded discount accretion of $16.0 million, $20.2 million, and $16.5 million, respectively, which resulted in reductions of FDIC indemnification asset and indemnification expense of $15.3 million, $16.2 million, and $13.2 million, respectively.

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

The following presents a rollforward of the FDIC indemnification asset since the date of the Cooperative Bank acquisition on June 19, 2009 and includes additions related to The Bank of Asheville acquisition in 2011.

($ in thousands)
Balance at June 19, 2009	$185,112
Decrease related to favorable change in loss estimates	(1,516)
Increase related to reimbursable expenses	1,300
Cash received	(40,500)
Accretion of loan discount	(1,175)
Balance at December 31, 2009	143,221
Increase related to unfavorable change in loss estimates	30,419
Increase related to reimbursable expenses	2,900
Cash received	(46,721)
Accretion of loan discount	(6,100)
Balance at December 31, 2010	123,719
Increase related to acquisition of The Bank of Asheville	42,218
Increase related to unfavorable change in loss estimates	29,814
Increase related to reimbursable expenses	5,725
Cash received	(69,339)
Accretion of loan discount	(9,278)
Other	(1,182)
Balance at December 31, 2011	121,677
Increase related to unfavorable change in loss estimates	16,984
Increase related to reimbursable expenses	6,947
Cash received	(29,796)
Accretion of loan discount	(13,173)
Other	(80)
Balance at December 31, 2012	102,559
Increase related to unfavorable change in loss estimates	9,312
Increase related to reimbursable expenses	5,352
Cash received	(49,572)
Accretion of loan discount	(16,160)
Other	(2,869)
Balance at December 31, 2013	48,622
Increase related to unfavorable change in loss estimates	2,923
Increase related to reimbursable expenses	3,925
Cash received	(17,724)
Accretion of loan discount	(15,281)
Other	104
Balance at December 31, 2014	$22,569

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses and the corresponding FDIC indemnification asset:

($ in thousands) At December 31, 2014	Cooperative Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Bank of Asheville Non-Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/30/2019	3/31/2021	3/31/2016

Nonaccrual covered loans
Unpaid principal balance	$9,712	837	5,428	15,977
Carrying value prior to loan discount*	9,506	697	3,544	13,747
Loan discount	1,254	441	1,544	3,239
Net carrying value	8,252	256	2,000	10,508
Allowance for loan losses	449	3	36	488
Indemnification asset recorded	1,231	304	718	2,253

All other covered loans
Unpaid principal balance	98,454	9,595	26,855	134,904
Carrying value prior to loan discount*	98,332	9,511	26,841	134,684
Loan discount	13,264	1,865	2,469	17,598
Net carrying value	85,068	7,646	24,372	117,086
Allowance for loan losses	952	49	792	1,793
Indemnification asset recorded	9,417	1,414	1,899	12,730

All covered loans
Unpaid principal balance	108,166	10,432	32,283	150,881
Carrying value prior to loan discount*	107,838	10,208	30,385	148,431
Loan discount	14,518	2,306	4,013	20,837
Net carrying value	93,320	7,902	26,372	127,594
Allowance for loan losses	1,401	52	828	2,281
Indemnification asset recorded	10,648	1,718	2,617	14,983	**

Foreclosed Properties
Net carrying value	1,145	—	1,205	2,350
Indemnification asset recorded	505	—	232	737

For the Year Ended December 31, 2014
Loan discount accretion recognized	2,691	1,461	7,560	11,712
Loan discount accretion recognized on Cooperative non-single family loans (loss share coverage expired on July 1, 2014)				4,297
Total loan discount accretion				16,009

Indemnification asset expense associated with the loan discount accretion recognized	3,588	1,298	6,932	11,818
Indemnification asset expense associated with the loan discount accretion recognized on Cooperative non-single family loans				3,463
Total indemnification asset expense associated with loan discount accretion				15,281

* Reflects partial charge-offs

** A present value adjustment of $50 reduces the carrying value of this asset to $14,933.

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

There is no remaining loan discount or indemnification asset related to the Cooperative non-single family loss share loans or foreclosed properties. Loan discount accretion and corresponding indemnification asset expense will continue to be recorded on the other three portfolios covered by loss share agreements. Because of the continued decline in the amount of remaining unaccreted discount, the amount of loan discount accretion and corresponding indemnification asset expense is expected to continue to decline in future periods.

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

Net Interest Income

Net interest income on a reported basis amounted to $131.6 million in 2014, $136.5 million in 2013, and $135.2 million in 2012. For internal purposes and in the discussion that follows, we evaluate our net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. Net interest income on a tax-equivalent basis amounted to $133.1 million in 2014, $138.0 million in 2013, and $136.7 million in 2012. Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income.

	Year ended December 31,
($ in thousands)	2014	2013	2012
Net interest income, as reported	$131,609	136,526	135,200
Tax-equivalent adjustment	1,502	1,511	1,527
Net interest income, tax-equivalent	$133,111	138,037	136,727

Table 2 analyzes net interest income on a tax-equivalent basis. Our net interest income on a tax-equivalent basis decreased by 3.6% in 2014 and increased by 1.0% in 2013. There are two primary factors that cause changes in the amount of net interest income we record - 1) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets), and 2) changes in our loans and deposits balances.

The decrease in net interest income in 2014 was primarily due to a decrease in our net interest margin during 2014. The slight increase in net interest income in 2013 was primarily due to an increase in our net interest margin during the period. “Net interest margin” is a ratio we use to measure the spread between the yield on our earning assets and the cost of our funding and is calculated by taking tax-equivalent net interest income and dividing by average earning assets. Our net interest margin increased from 4.78% in 2012 to 4.92% in 2013 and decreased to 4.58% in 2014.

For the past several years, the nation has been in a very low interest rate environment with maturing assets and liabilities originated in prior periods generally repricing at progressively lower interest rates at renewal/maturity. Our lower net interest margin in 2014 compared to 2013 was primarily a result of 1) lower discount accretion on loans purchased in failed bank acquisitions (see discussion below), 2) lower average asset yields that are primarily a result of the prolonged low interest rate environment, and 3) a higher mix of our earnings assets being maintained in highly liquid accounts that earn relatively little interest. From 2013 to 2014, the yield we earned on our interest-earning assets declined 45 basis points, from 5.31% to 4.86%, while the average rate paid on interest-bearing liabilities declined only 10 basis points, from 0.46% to 0.36%. During this long period of low interest rates, loans and securities originated/purchased during times of higher interest rates are experiencing payoffs and redemptions, the proceeds of which are being reinvested into the currently lower interest rate environment. For most of 2014, we also maintained a higher mix of our investable assets in interest-bearing cash in expectation of higher loan growth, expectation of future higher interest rates, and the minimal incremental benefit of investing in longer term securities. In the fourth quarter of 2014, we invested approximately $125 million of our excess cash balances that had built up during the year into investment securities in an effort to increase yields and in expectation that any interest rate increases are likely to occur further in the future than had been our previous expectations. In an effort to lessen the impact of lower loan yields, we continue to use interest rate floors for most of our borrowers who request variable rate loans.

The primary reason for the increase in our net interest margin in 2013 was – 1) yields on our interest-earning assets declined by a smaller amount than the rates we paid on our interest bearing liabilities, and 2) favorable changes in the mix of our deposit base. From 2012 to 2013, the yield we earned on our interest-earning assets declined eight basis points, from 5.39% to 5.31%, while the average rate paid on interest-bearing liabilities declined 22 basis points, from 0.68% to 0.46%. Higher loan discount accretion positively impacted our loan yields in 2013 compared to 2012 – see below.

As it relates to our interest-bearing liabilities, we have been able to lower interest rates on maturing time deposits that were originated in prior periods, and we have also been able to progressively lower interest rates on various types of interest-bearing checking, savings, and money market accounts. The average interest rate paid on our interest bearing deposits declined from 0.64% in 2012 to 0.43% in 2013 to 0.32% in 2014. Also, the funding mix of our liabilities had a positive impact on our net interest margin. As calculated from Table 2, the average amount of our lower cost deposits, comprised of checking accounts (non-interest bearing and interest bearing), money market accounts and savings accounts, steadily increased from $1.5 billion in 2012 to $1.8 billion in 2014, an increase of 17%, while the average amount of our higher cost funding, comprised of time deposits and borrowings, decreased from $1.4 billion to $1.0 billion over that same period, a decline of 26%.

The net interest margin for all periods benefited, by varying amounts, from the net accretion of purchase accounting premiums/discounts associated with the Cooperative Bank acquisition in June 2009 and, to a lesser degree, The Bank of Asheville acquisition in January 2011. As can be seen in the table below, we recorded $15.9 million in 2014, $19.8 million in 2013, and $16.1 million in 2012, in net accretion of purchase accounting premiums/discounts that increased net interest income.

($ in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Interest income – reduced by premium amortization on loans	$(98)	(386)	(464)
Interest income – increased by accretion of loan discount	16,009	20,200	16,466
Interest expense – reduced by premium amortization of deposits	7	29	85
Interest expense – reduced by premium amortization of borrowings	—	—	30
Impact on net interest income	$15,918	19,843	16,117

The biggest component of the purchase accounting adjustments was loan discount accretion, which amounted to $16.0 million in 2014, $20.2 million in 2013, and $16.5 million in 2012. As the economy improved in 2013, and we experienced more favorable expectations regarding the collectability of our covered loss share loans, we accreted more of the loan discount in 2013 compared to 2012. In 2014, the lower remaining unaccreted loan discount resulted in a lower amount of loan discount accretion – unaccreted loan discount amounted to $21 million, $40 million and $75 million at December 31, 2014, 2013 and 2012, respectively. We expect loan discount accretion to continue to decline as a result of the continued decline in remaining unaccreted discount.

Table 3 presents additional detail regarding the estimated impact that changes in loan and deposit volumes and changes in the interest rates we earned/paid had on our net interest income in 2013 and 2014. Table 3 indicates that in 2014, changes in interest rates were the primary reason for the decrease in net interest income, with the impact of the lower rates reducing interest income by $8.7 million, while interest expense was only reduced by $2.7 million due to rates. Thus, lower interest rates were the primary reason that net interest income decreased by $4.9 million during the year. In 2013, an almost equal combination of changes in our deposit mix and lower interest rates resulted in interest expense declining by $6.3 million. Interest income declined in 2013, primarily due to lower interest rates, by only $5.0 million. This combination of factors resulted in net interest income increasing by $1.3 million in 2013. As noted previously, for both years, average interest rates on assets benefitted from interest rate floors on loans and loan discount accretion, while interest expense benefited from a shifting funding mix and lower rates that we paid on our deposit accounts.

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

For 2014, 2013, and 2012, our total provisions for loan losses were $10.2 million, $30.6 million, and $79.7 million, respectively. The total provision for loan losses is comprised of provision for loan losses for non-covered loans and provision for loan losses for covered loans, as discussed in the following paragraphs.

We recorded $7.1 million, $18.3 million, and $70.0 million in provisions for loan losses related to non-covered loans for the years ended December 31, 2014, 2013, and 2012, respectively. The lower provision in 2014 compared to 2013 was primarily the result of low loan growth during the period and stable asset quality trends. In 2014, non-covered loan balances declined by $24.0 million (exclusive of $39.7 million in loans transferred from covered to non-covered status) compared to growth of $142.3 million in 2013. As it relates to asset quality, our non-covered classified and nonaccrual loans increased only slightly from $120.8 million at December 31, 2013 to $125.4 million at December 31, 2014, with the increase being caused by the previously discussed transfer of $15.0 million of classified loans from covered status to non-covered status. Additionally, our allowance for loan loss model, which dictates the provisions for loan losses that we record, utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. Periods of high net charge-offs we experienced during the peak of the recession are dropping out of the analysis and being replaced by the more modest levels of net charge-offs now being experienced. The fourth quarter of 2014 marked our eighth consecutive quarter of annualized net charge-offs related to non-covered loans being less than 1.00%, whereas at the peak of the recession, that ratio was frequently over 1.00%. In the near term, we expect that net charge-offs experienced in the next few quarters will continue to be less than those experienced in the recession periods that are dropping out of the analysis, and for that reason, we expect our resulting provisions for loan losses to be favorably impacted.

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

As it relates to the loan sale, in late 2012 we identified approximately $68 million of non-covered higher-risk loans that we solicited bids for from several third-party investors. Based on an offer to purchase these loans that was received in December, we wrote the loans down by approximately $38 million to their estimated liquidation value of approximately $30 million and reclassified them as “loans held for sale.” The sale of substantially the same pool of loans was completed on January 23, 2013. The incremental provision for loan losses that was necessary as a result of this transaction was approximately $32.9 million, which included the net impact of several factors affecting our calculation of the allowance for loan losses.

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

As it relates to covered loans, we recorded $3.1 million, $12.4 million, and $9.7 million in provisions for loan losses during 2014, 2013 and 2012, respectively. These provisions were necessary to provide for loans that showed signs of collection problems during the respective periods, as well as to provide for collateral dependent nonaccrual loans for which we received updated appraisals during the year that reflected lower collateral valuations.  The decline in the provision for loan losses on covered loans from 2013 to 2014 was primarily due to lower levels of covered nonperforming loans during the period and stabilization in the underlying collateral values of nonperforming loans. The increase in provisions for loan losses on covered loans from 2012 to 2013 was primarily the result of several large credits that deteriorated during the first quarter of 2013 and were placed on nonaccrual status. Because of the FDIC loss share agreements in place for these loans, the FDIC indemnification asset was adjusted upwards as a result of claimable losses associated with these loans by recording noninterest income of $1.4 million, $9.6 million, and $6.6 million in 2014, 2013, and 2012, respectively, or 80% of the amount of the provisions related to claimable losses. Not all of the provisions for loan losses recorded on covered loans resulted in an offset to noninterest income. For $1.4 million, $0.3 million, and $1.5 million of the 2014, 2013 and 2012 provision for loan losses on covered loans, respectively, we did not record a corresponding increase to the indemnification asset because we believe that the loan losses will occur after the expiration of the various loss share agreements.

Total net charge-offs for the years ended December 31, 2014, 2013, and 2012, were $18.1 million, $28.5 million, and $74.7 million, respectively. These amounts were comprised of net charge-offs on both non-covered loans and on covered loans.

Net-charge offs for non-covered loans were $14.7 million, $15.6 million, and $64.0 million for 2014, 2013, and 2012, respectively. The significant amount of charge-offs in 2012 was due to the loan sale discussed above, which resulted in charge-offs of $37.8 million. The ratio of net charge-offs to average non-covered loans was 0.65%, 0.72%, and 3.02% for 2014, 2013, and 2012, respectively. Notwithstanding the impact of the loan sale, the relatively high level of net charge-offs during 2012 was primarily a result of unfavorable economic conditions, especially related to real estate, that resulted in higher levels of borrowers not repaying their loans and the corresponding collateral not being sufficient to pay off the balances. Net charge-offs were lower in 2013 and 2014, which is reflective of improving economic conditions and lower levels of our highest-risk loans.

Net charge-offs for covered loans were $3.3 million, $12.9 million and $10.7 million in 2014, 2013, and 2012, respectively. The charge-offs of covered loans were primarily a result of declining collateral values on collateral dependent nonaccrual loans. Also, in 2014 we realized a recovery of $1.9 million related to a covered loan that was the subject of a significant charge-off in 2013.

As seen in Tables 14 and 14a, in 2014, 2013, and 2012, net charge-offs for both covered and non-covered loans have been highest in loans classified as “real estate – construction, land development & other land loans.”  This category of loans is primarily comprised of land acquisition and development loans and other types of lot loans.  These types of loans were particularly hard hit by the decline in real estate development and property values that occurred in the recession.  As can be seen in Table 10, although we have reduced our exposure to this category of loans, we continue to have significant exposure to this sector, and future material losses could result.

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

Noninterest Income

Our noninterest income amounted to $14.4 million in 2014, $23.5 million in 2013, and $1.4 million in 2012.

As shown in Table 4, core noninterest income excludes gains from acquisitions, foreclosed property write-downs and losses, indemnification asset income (expense), securities gains or losses, and other miscellaneous gains and losses. Core noninterest income amounted to $30.5 million in 2014, an 8.0% increase from the $28.2 million in 2013. The 2013 core noninterest income of $28.2 million was 10.7% higher than the $25.5 million recorded in 2012.

See Table 4 and the following discussion for an understanding of the components of noninterest income.

Service charges on deposit accounts amounted to $13.7 million, $12.8 million, and $11.9 million in 2014, 2013 and 2012, respectively. In December 2013, we introduced a new deposit product line-up. The new line-up simplified our product offering and also altered the fee structure of many accounts. Some customer charges were lowered or eliminated, while other fees were increased. The increase in 2013 was primarily due to higher levels of overdraft fees due to a change in the fee structure for overdrafts.

Other service charges, commissions and fees amounted to $10.0 million in 2014, a 7.5% increase from the $9.3 million earned in 2013. The 2013 amount of $9.3 million was 5.5% higher than the $8.8 million earned in 2012. This category of noninterest income includes items such as electronic payment processing revenue (which includes fees related to credit card transactions by merchants and customers and fees earned from debit card transactions), ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The growth in this category for both years was primarily attributable to increased debit card usage by our customers, as we earn a small fee each time our customers make a debit card transaction. Interchange income from credit cards has also increased due to growth in the number and usage of credit cards, which we believe is a result of increased promotion of this product.

Fees from presold mortgages amounted to $2.7 million in 2014, $2.9 million in 2013, and $2.4 million in 2012. In late 2012, we increased personnel in our mortgage division which, combined with high refinance activity, led to an increase in these fees in 2013. Lower refinancing activity resulted in a slight decrease in these fees in 2014.

Commissions from sales of insurance and financial products amounted to $2.7 million in 2014, $2.1 million in 2013, and $1.8 million in 2012. This line item includes commissions we receive from three sources - 1) sales of credit life insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents the contribution of each of the three sources to the total amount recognized in this line item:

	For the year ended December 31,
($ in thousands)	2014	2013	2012
Commissions earned from:
Sales of credit life insurance	$43	58	60
Sales of investments, annuities, and long term care insurance	2,028	1,353	1,068
Sales of property and casualty insurance	662	721	704
Total	$2,733	2,132	1,832

As can be seen in the above table, sales of investments, annuities and long term care insurance nearly doubled from 2012 to 2014. This was the result of an initiative and a renewed emphasis on this line of business that began in 2011. We hired a wealth management executive in 2011 who has steadily built a team of financial advisors that have grown this business.

Table 4 shows earnings from bank owned life insurance income were $1.3 million in 2014, $1.1 million in 2013, and $0.6 million in 2012. In 2014, 2013 and 2012, we purchased $10.0 million, $15.0 million and $25.0 million, respectively, in bank-owned life insurance on certain employees, which increased our income for this line item.

Noninterest income not considered to be “core” resulted in net reductions to total noninterest income of $16.1 million in 2014, $4.7 million in 2013, and $24.1 million in 2012. The components of non-core noninterest income are shown in Table 4 and the significant components thereof are discussed below.

We recorded net losses on non-covered foreclosed properties of $1.9 million in 2014 compared to net gains of $1.3 million in 2013 and net losses of $15.3 million for 2012. In 2014, we recorded sizeable losses on several properties that we had held for a considerable amount of time that either sold at a loss in 2014 or for which we recorded write-downs due to declines in value. In 2013, we experienced miscellaneous gains from sales of properties following stabilization in real estate market values and lower carrying values following write-downs recorded in 2012, as discussed in the remainder of this paragraph. In December 2012, we recorded a write-down of $10.6 million related to our non-covered foreclosed properties. This write-down reduced the carrying value of these properties by approximately 29% beyond their standard carrying value and was recorded because of our intent to dispose of these properties in an expedited manner and accept sales prices lower than prior practice.

We recorded $1.9 million of net losses on covered foreclosed properties in 2014, $0.4 million of net gains on covered foreclosed properties in 2013, and $13.0 million of net losses on covered foreclosed properties in 2012. Losses on covered foreclosed properties have generally declined over the past several years as a result of stabilization in property values along the North Carolina coast (which is where most of the properties are located) and declining numbers of foreclosed properties that we hold. In 2013, we realized several sizeable gains on sales of foreclosed properties, with the largest single gain being approximately $2.7 million. As discussed earlier and illustrated in the table below, there was a corresponding entry to indemnification asset income (expense) amounting to 80% of the losses (gains) recorded, that resulted in the bottom line impact of the covered asset gains or losses being 20% of the gross gains or losses.

Indemnification asset income (expense) for 2014, 2013, and 2012 amounted to ($12.8 million), ($6.8 million), and $4.1 million, respectively. Indemnification asset income (expense) is recorded to reflect additional (decreased) amounts expected to be received from the FDIC during the period related to covered assets. The three primary items that result in recording indemnification asset income (expense) are 1) income from loan discount accretion, which results in indemnification expense, 2) provisions for loan losses on covered loans, which result in indemnification income and 3) foreclosed property gains (losses) on covered assets, which result in indemnification expense related to gains and indemnification income related to losses. The higher indemnification asset expense in 2014 is primarily related to fewer loan losses, which resulted in lower indemnification income to offset the other sources of indemnification expense. In 2013, higher loan discount accretion and lower levels of loan and foreclosed property losses on covered assets resulted in indemnification asset expense in comparison to indemnification asset income recorded in 2012. The following table presents the sources of indemnification income (expense) for the periods noted.

	For the year ended December 31,
($ in millions)	2014	2013	2012
Indemnification asset expense associated with loan discount accretion income	$(15.3)	(16.2)	(13.2)
Indemnification asset income (expense) associated with loan losses (recoveries), net	1.4	9.6	6.6
Indemnification asset income (expense) associated with foreclosed property losses (gains)	1.5	(0.3)	10.4
Other sources of indemnification asset income (expense)	(0.4)	0.1	0.3
Total indemnification asset income (expense)	$(12.8)	(6.8)	4.1

We recorded $0.8 million, $0.5 million, and $0.6 million in securities gains during 2014, 2013, and 2012, respectively, related to sales of $47.5 million, $12.9 million, and $9.6 million in available for sale securities, respectively.

The line item “Other gains (losses)” was negatively impacted in 2012 by $0.5 million in prepayment penalties associated with paying off $65 million in borrowings prior to their maturity dates, while the amounts for the other two years presented were insignificant.

Noninterest Expenses

Total noninterest expenses over each of the past three years have been relatively flat, totaling $97.3 million, $96.6 million, and $97.3 million for 2014, 2013 and 2012, respectively. Table 5 presents the components of our noninterest expense during the past three years. Line items with the largest fluctuations are discussed below.

Total personnel expense increased from $54.8 million in 2013 to $55.2 million in 2014, an increase of $0.4 million or 0.7%. Within personnel expense, salaries expense increased $1.0 million, which relates to higher amounts of incentive compensation as a result of higher earnings in 2014, as well as lower amounts of salary expense deferred and recognized as a component of interest expense, as a result of fewer new loan originations. The increase in salaries expense in 2014 was largely offset by a decrease in employee benefits expense. Employee benefits expense decreased by $0.6 million, or 5.8%, in comparing 2014 to 2013, which is primarily attributable to the pension income we recorded in 2014 related to investment income from our pension plan’s assets. Pension income for the year ended December 31, 2014 was $1.1 million in comparison to pension income of $0.6 million recorded in 2013.

Total personnel expense increased from $53.3 million in 2012 to $54.8 million in 2013, an increase of $1.4 million or 2.7%. Within personnel expense, salaries expense increased $3.8 million from 2012 to 2013, which was primarily associated with the hiring of employees in the three loan production offices that we opened in the second half of 2013, as well as additions to the mortgage, wealth management, and credit administration departments of the company. The new employees in mortgage and wealth management were hired in order to grow those lines of business throughout our footprint, while the hiring in our credit administration department was initiated to better manage our loan portfolio and to enhance our loan processes in ways that we believe will improve loan quality and be more responsive to our customers. The increase in salaries expense in 2013 was partially offset by a decrease in employee benefits expense. Employee benefits expense decreased by $2.4 million, or 19.7%, in comparing 2013 to 2012, which is primarily attributable to the freezing of two pension plans as of December 31, 2012. Pension expense for the year ended December 31, 2012 was $2.6 million in comparison to pension income of $0.6 million recorded in 2013. The pension income we recorded in 2013 related to investment income from the pension plan’s assets.

Net occupancy expenses have remained relatively stable over the past three years, amounting to $7.4 million in 2014, $7.1 million in 2013, and $7.0 million in 2012.

Equipment related expenses were $3.9 million, $4.4 million, and $4.8 million, in 2014, 2013, and 2012, respectively. During the fourth quarter of 2013, we outsourced certain data processing activities to a third-party provider, which resulted in a reduction in depreciation expense and machine maintenance expense associated with the computer equipment and software that is no longer being used for data processing. As discussed below, an expense control initiative that began in 2012 resulted in the lower expense from 2012 to 2013.

FDIC insurance expense amounted to $4.0 million in 2014 compared to $2.6 million in 2013 and $2.7 million in 2012. The insurance premium rate charged by the FDIC is based on several variable factors that can result in fluctuations from year to year. In 2015, we expect our FDIC insurance premium rate to be more in line with the rate associated with the 2012 and 2013 expense amounts.

Collection expenses have declined in each of the past two years. Collection expenses on non-covered assets amounted to $2.1 million in 2014, $2.2 million in 2013, and $3.1 million in 2012. Collection expenses on covered assets, net of FDIC reimbursements, amounted to a net reimbursement of $1.0 million in 2014 compared to expense of $0.7 million and $1.6 million in 2012. The declines in these expenses are attributable to the 2012 loan sale that eliminated our collection responsibilities for those non-covered loans, as well as progressively lower levels of covered and non-covered foreclosed properties. Additionally, in the fourth quarter of 2014, we determined that approximately $1.0 million in collection expenses incurred in prior years associated with covered assets were eligible to be claimed for reimbursement with the FDIC. We expect collection expenses on covered assets, net of FDIC reimbursements, to be minimal in 2015.

Telephone and data line expense amounted to $2.0 million in 2014 compared to $1.5 million in 2013 and $1.7 million in 2012. The increase in 2014 was due to an upgrade in the quality of our data lines at many of our branches, while an initiative to reduce expenses that began in 2012 resulted in the decline from 2012 to 2013.

Legal and audit expense amounted to $2.0 million in 2014 compared to $1.2 million in 2013 and $1.7 million 2012. The increase from 2013 to 2014 is primarily a result of our decision to outsource the internal audit function in late 2013. In 2012, legal and audit expense was elevated due to various matters that required legal expenditures.

Outside consultant expense decreased to $1.7 million in 2014 compared to $2.5 million in 2013 and $1.9 million in 2012. As discussed below, in 2012 we engaged a third-party consultant to assist us in a project affecting many areas of our business. This project wound down in 2014, which resulted in a decline in this line item in 2014.

As discussed above, in December 2013 we began outsourcing our core data processing to a large, reputable processor. We previously processed our data in-house, and expenses related to these activities were included in various line items of our Consolidated Statements of Income. We recorded $1.7 million in data processing expense in 2014 compared to none in prior periods.

In 2014, we also recorded $1.0 million in expenses related to the consolidation and closure of nine of our branches. The branches that were consolidated were generally smaller in size with relatively low staff counts. While we expect these consolidations to result in expense savings for 2015, the savings will not be material to any single category of expense and may be exceeded by expenditures in other market areas of our Company.

We recorded $0.5 million in severance expenses in both 2012 and 2014. In 2013, we recorded $1.9 million in severance expenses due primarily to the separation from service of our former chief executive officer.

In the second half of 2012, we began an initiative to review and reduce overhead expenses wherever possible. This included assistance from a consulting firm, which assisted us in negotiating certain contracts. Largely as a result of this initiative, we experienced the declines shown in Table 5 in expenses associated with equipment, stationery and supplies, telephone and data lines, and other operating expenses.

Income Taxes

Table 6 presents the components of income tax expense and the related effective tax rates. We recorded income tax expense of $13.5 million in 2014, which resulted in an effective tax rate of 35.1%. Effective January 1, 2014, North Carolina implemented statutory decreases to its state income tax rates for corporations, which reduced our statutory rate by 0.9%, from 6.9% to 6.0%. We recorded income tax expense of $12.1 million in 2013, which resulted in an effective tax rate of 36.9%. Our effective tax rate in 2013 was affected by our recording incremental tax expense of $0.5 million to reduce the value of our deferred tax asset as a result of statutory decreases in North Carolina’s state income tax rate. We recorded an income tax benefit of $17.0 million for 2012 due to the net loss reported for the period, which was approximately 42.0% of the reported net loss. The differences in our effective tax rates from the blended statutory income tax rate of 39% are primarily due to tax-exempt interest income. We expect our effective tax rate to be approximately 34% in 2015, as the North Carolina tax rate declined to 5% effective January 1, 2015.

Stock-Based Compensation

We recorded stock-based compensation expense of $0.3 million, $0.2 million, and $0.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. See Note 15 to the consolidated financial statements for more information regarding stock-based compensation.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

Over the past three years, our total assets have remained fairly stable at approximately $3.2 billion. The following table presents detailed information regarding the nature of changes in our loans and deposits in 2013 and 2014:

($ in thousands)	Balance at beginning of period	Internal growth, net (1)	Growth from Acquisitions	Transfer due to Expiration of Loss Share Agreement	Balance at end of period	Total percentage growth	Internal percentage growth (1)
2014
Loans – Non-covered	$2,252,885	(23,978)	—	39,673	2,268,580	0.7%	-1.1%
Loans – Covered	210,309	(43,042)	—	(39,673)	127,594	-39.3%	-20.5%
Total loans	2,463,194	(67,020)	—	—	2,396,174	-2.7%	-2.7%

Deposits – Noninterest-bearing	482,650	77,580	—	—	560,230	16.1%	16.1%
Deposits – Interest-bearing checking	557,413	26,490	—	—	583,903	4.8%	4.8%
Deposits – Money market	547,556	699	—	—	548,255	0.1%	0.1%
Deposits – Savings	169,023	11,294	—	—	180,317	6.7%	6.7%
Deposits – Brokered time	116,087	(27,712)	—	—	88,375	-23.9%	-23.9%
Deposits – Internet time	1,319	(572)	—	—	747	-43.4%	-43.4%
Deposits – Time >$100,000 – retail	451,741	(67,614)	—	—	384,127	-15.0%	-15.0%
Deposits – Time <$100,000 – retail	425,230	(75,278)	—	—	349,952	-17.7%	-17.7%
Total deposits	$2,751,019	(55,113)	—	—	2,695,906	-2.0%	-2.0%

2013
Loans – Non-covered	$2,094,143	142,317	16,425	—	2,252,885	7.6%	6.8%
Loans – Covered	282,314	(72,005)	—	—	210,309	-25.5%	-25.5%
Total loans	2,376,457	70,312	16,425	—	2,463,194	3.6%	3.0%

Deposits – Noninterest-bearing	413,195	62,890	6,565	—	482,650	16.8%	15.2%
Deposits – Interest-bearing checking	519,573	30,182	7,658	—	557,413	7.3%	5.8%
Deposits – Money market	551,209	(5,525)	1,872	—	547,556	-0.7%	-1.0%
Deposits – Savings	158,578	8,864	1,581	—	169,023	6.6%	5.6%
Deposits – Brokered time	130,836	(14,749)	—	—	116,087	-11.3%	-11.3%
Deposits – Internet time	10,060	(8,741)	—	—	1,319	-86.9%	-86.9%
Deposits – Time >$100,000 – retail	530,015	(102,476)	24,202	—	451,741	-14.8%	-19.3%
Deposits – Time <$100,000 – retail	507,894	(98,120)	15,456	—	425,230	-16.3%	-19.3%
Total deposits	$2,821,360	(127,675)	57,334	—	2,751,019	-2.5%	-4.5%

(1)	Excludes the impact of the transfer of loans from covered status to non-covered status on July 1, 2014 due to the expiration of one of our loss-sharing agreements, but includes growth or declines in these loans after date of transfer. Also, excludes the impact of acquisitions in the year of acquisition, but includes growth or declines in acquired operations after the date of acquisition.

As derived from the table above, our total loans decreased by $67 million, or 2.7%, during 2014. The increase in the ending balance of our non-covered loan portfolio was due to the transfer of $39.7 million of loans from covered status to non-covered status on July 1, 2014 upon the scheduled expiration of one of our loss-sharing agreements on June 30, 2014. Excluding that transfer, we experienced a net decline in our non-covered loan portfolio of $24 million, or 1.1%. Covered loans declined by $82.7 million during 2014, with approximately half of the decline due to the aforementioned transfer of loans to non-covered status and the other half as a result of normal pay-downs, foreclosures, and charge-offs. While we plan to have growth in our non-covered loan portfolio in 2015, the strong competition in the marketplace for high quality loans is expected to remain a challenge. We expect our covered loans to continue to decline.

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

During 2014 and 2013, we experienced net declines in total deposits of $55.1 million and $127.7 million, respectively, which resulted from growth in low-cost core deposit accounts (checking, money market, and savings) that was more than offset by declines in our time deposit accounts. For 2014, growth of $116 million in our core deposit accounts was more than offset by a $171 million decline in time deposits. For 2013, internal growth of $96 million in our core deposit accounts plus acquired growth of $57 million was more than offset by a $224 million decline in time deposits. The growth in core deposits along with cash we received during both years from FDIC loss-share reimbursements and foreclosed property sales allowed us to lessen our reliance on higher cost time deposits. As previously discussed, our net interest margin benefited from this shift.

Our overall liquidity increased in 2014 compared to 2013. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 16.1% at December 31, 2013 to 21.2% at December 31, 2014. The increase in liquidity was a result of declining loan balances, new borrowings we obtained during 2014, proceeds from foreclosed property sales, and cash receipts from claims made under loss-share agreements.

Our capital ratios improved in 2014, primarily due to over $24 million in earnings for 2014. All of our capital ratios have significantly exceeded the regulatory thresholds for “well-capitalized” status for all periods covered by this report. Our tangible common equity ratio was 7.90% at December 31, 2014, compared to 7.46% at December 31, 2013 and 6.81% at December 31, 2012.

At December 31, 2014, our non-covered nonperforming assets to total non-covered assets was 3.09% compared to 2.78% at December 31, 2013. The increase is due to the transfer of approximately $9.7 million in nonaccrual loans, $2.1 million in restructured loans – accruing, and $3.0 million in foreclosed real estate from the “covered” category to the “non-covered” category on July 1, 2014, due to the expiration of one of the Company’s loss share agreements with the FDIC.

As it relates to the covered assets, it has now been over five years since we acquired Cooperative Bank and four years since we acquired The Bank of Asheville in failed bank acquisitions, and we have worked through many of the problem assets related to these acquisitions. Our covered nonperforming assets have steadily declined over the past two years from $96 million at December 31, 2012 to $71 million at December 31, 2013 to $19 million at December 31, 2014.

Distribution of Assets and Liabilities

Table 7 sets forth the percentage relationships of significant components of our balance sheet at December 31, 2014, 2013, and 2012.

Our balance sheet mix has remained relatively stable over the past three years. On the asset side, our interest-earning assets have increased while the FDIC indemnification asset and foreclosed real estate percentages have decreased. In 2014, we experienced a net decline in loans resulting in loans decreasing from 76% of total assets to 73% of total assets. We used the excess cash to invest in held to maturity securities, which increased from 2% of total assets to 6% of total assets.

On the liability side, as previously discussed, we experienced a net decline in total deposits. We experienced increases in our checking and other transaction accounts and declines in time deposits. We also obtained $70 million in additional borrowings in 2014 to enhance our cash position and in anticipation of future loan growth, which resulted in borrowings increasing from 1% of total assets to 4% of total assets.

Securities

Information regarding our securities portfolio as of December 31, 2014, 2013, and 2012 is presented in Tables 8 and 9.

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

Total securities amounted to $342.7 million, $227.0 million, and $223.4 million at December 31, 2014, 2013, and 2012, respectively. The increases in securities at December 31, 2014 is the result of our late-2014 decision to invest approximately $125 million of idle cash into securities in an effort to increase our earning asset yield. The $125 million investment was made in the form of government enterprise mortgage-backed securities that had an average yield of 2.43%, an average life of 7.1 years and an average duration of 6.1 years. These securities were classified in the held to maturity category.

The majority of our “government-sponsored enterprise” securities carry one maturity date, often with an issuer call feature. At December 31, 2014, of the $27.5 million (carrying value) in government-sponsored enterprise securities, $10.0 million were issued by the Federal Home Loan Bank system and the remaining $17.5 million were issued by the Federal Farm Credit Bank system.

Our $254.4 million of mortgage-backed securities have all been issued by Freddie Mac, Fannie Mae, Ginnie Mae, or the Small Business Administration, each of which are government-sponsored corporations. We have no “private label” mortgage-backed securities. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.

At December 31, 2014, our $0.9 million investment in corporate bonds was comprised of the following:

($ in thousands) Issuer	S&P Issuer Ratings	Maturity Date	Amortized Cost	Market Value
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated	6/15/34	$1,000	865
Total investment in corporate bonds			$1,000	865

We have concluded that the unrealized loss associated with the First Citizens Bancorp trust preferred security is due to liquidity and coupon rate considerations and not due to credit concerns.

Substantially all of our investment in equity securities at each year end was comprised of capital stock in the Federal Home Loan Bank of Atlanta (FHLB). The FHLB requires us to hold their stock as a requirement for membership in the FHLB system. The FHLB also requires us to purchase additional stock when we borrow from them. At December 31, 2014, our investment in capital stock of the FHLB amounted to $6.0 million of our total investment in equity securities of $6.1 million.

The fair value of securities held to maturity, which we carry at amortized cost, was $3.7 million more than the carrying value at December 31, 2014 and $2.7 million more than the carrying value at December 31, 2013. We have $178.7 million in securities held to maturity at December 31, 2014. Approximately $124.9 million of the securities held to maturity are mortgage-backed securities that have been issued by either Freddie Mac or Fannie Mae. The remaining $53.8 million in securities held to maturity are comprised almost entirely of municipal bonds issued by state and local governments throughout our market area. We have only two municipal bonds with a denomination of $2 million or greater and we have no significant concentration of bond holdings from one government entity, with the single largest exposure to any one entity being $3.6 million. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

At December 31, 2014 and 2013, net unrealized losses of $0.7 million and $2.0 million, respectively, were included in the carrying value of securities classified as available for sale. At December 31, 2012, net unrealized gains of $3.3 million were included in the carrying value of securities classified as available for sale. During the last half of 2013, long-term interest rates began increasing, resulting in losses in our available for sale portfolio. Long-term interest rates declined somewhat during 2014, which lessened the losses in our available for sale portfolio during the year. During each of the three years ended December 31, 2014, we recognized gains on sales of securities of $0.5-$0.7 million, which negatively impacted our unrealized gain/loss position at each year end. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates and the overall economic environment, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains (losses), net of applicable deferred income taxes, of ($0.4 million), ($1.2 million), and $2.0 million have been reported as part of a separate component of shareholders’ equity (accumulated other comprehensive income) as of December 31, 2014, 2013, and 2012, respectively.

The weighted average taxable-equivalent yield for the securities available for sale portfolio was 1.97% at December 31, 2014. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 4.5 years.

The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 3.39% at December 31, 2014. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds, the expected life for mortgage-backed securities, and the maturity date for all other securities, was 6.2 years.

The following table provides the names of issuers for which the Company has investment securities totaling in excess of 10% of shareholders’ equity and the fair value and amortized cost of these investments as of December 31, 2014. All of these securities are issued by government sponsored corporations.

($ in thousands)
Issuer	Amortized Cost	Fair Value	% of Shareholders’ Equity
Freddie Mac	$88,585	88,815	22.8%
Fannie Mae	63,032	63,013	16.3%
Small Business Administration	52,696	51,656	13.6%
Ginnie Mae	50,407	50,610	13.0%
Total	$254,720	254,094

Loans

Table 10 provides a summary of the loan portfolio composition of our total loans at each of the past five year ends.

The loan portfolio is the largest category of our earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. We restrict virtually all of our lending to our 35 county market area, which is located in western, central and eastern North Carolina, four counties in southern Virginia and three counties in northeastern South Carolina. The diversity of the region’s economic base has historically provided a stable lending environment.

As previously discussed, in our acquisitions of Cooperative Bank and The Bank of Asheville, we entered into loss share agreements with the FDIC, which afforded us significant protection from losses on all loans and other real estate acquired in those acquisitions. Because of the loss protection provided by the FDIC, the financial risk of the Cooperative Bank and The Bank of Asheville loans became significantly different from assets not covered under the loss share agreements. Accordingly, we present separately loans subject to the FDIC loss share agreements as “covered loans” and loans that are not subject to the loss share agreements as “non-covered loans.” Table 10a presents a breakout of covered and non-covered loans as of December 31, 2014.

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

In 2014, total loans outstanding decreased $67.0 million, or 2.7% to $2.4 billion. We believe that loan growth was impacted by a relatively slow economic recovery in many of the Company’s market areas, as well as what is expected to be temporary pressures from new internal loan processes designed to enhance loan quality. Additionally, total covered loans declined by $82.7 million in 2014 (see discussion above regarding a transfer to non-covered status). In 2013, loans outstanding increased $86.7 million, or 3.6% to $2.5 billion. The 2013 increase was primarily due to improved loan demand in our market areas, the effects of which were partially offset by declines in our covered loan portfolio.

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

Table 10 indicates that the two types of loans that have had the largest variances in the amount outstanding as a percent of total loans have been construction/land development loans, which have decreased, and commercial real estate loans, which have increased. In 2005, we expanded our branch network to what was then the fast-growing southeast coast of North Carolina, which had a high demand for construction and land development loans and resulted in our construction loan mix peaking to 23% at December 31, 2007. In 2008, due to recessionary conditions, particularly in the new housing market, loan demand for these types of loans weakened and we significantly tightened our loan underwriting criteria for these loans and generally did not seek to originate these types of loans. These same conditions and internal directives continued into 2014, which resulted in declines in our construction and land development loans. Additionally, these types of loans had high default rates during the recession, especially those associated with our failed bank acquisitions, thus causing further reductions in balances. These factors led to the mix of this loan type decreasing from their peak of 23% in 2007 to 12% of our total loans at December 31, 2014.

As shown in Table 10, our commercial real estate loans have increased from 29% of our portfolio at December 31, 2010 to 37% at December 31, 2014. In 2011, our percentage of commercial real estate loans increased slightly due to The Bank of Asheville acquisition, as that bank’s primary business had been commercial lending. Since 2011, we have placed emphasis on originating small business loans, which we typically secure with real estate collateral. The emphasis on this type of loan is consistent with our community banking strategy and has also assisted us in growing the types of loans that qualified for a reduction in the dividend rate that we pay on preferred stock issued in connection with our participation in the Small Business Lending Fund.

Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 14% of our accruing loans outstanding at December 31, 2014 mature within one year and 61% of total loans mature within five years. As of December 31, 2014, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 33% and 67%, respectively. We intentionally make a blend of fixed and variable rate loans so as to reduce interest rate risk. The mix of fixed rate loans has steadily increased over the past several years because many borrowers desire to lock in an interest rate during the historically low interest rate environment that has been in effect. While this presents risk to our company if interest rates rise, we measure our interest rate risk closely and, as discussed in the section “Interest Rate Risk” below, we do not believe that an increase in interest rates would materially negatively impact our net interest income.

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

As a result of the above actions, our non-covered nonperforming assets decreased from their peak level of $146 million at September 30, 2012 to $106 million at December 31, 2012, which reflects the write-downs of the loans and foreclosed properties, to $83 million at March 31, 2013, which reflects the completion of the January 2013 loan sale. Non-covered nonperforming assets amounted to $95 million at December 31, 2014 compared to $82 million at December 31, 2013. As discussed above, during 2014, we transferred approximately $15 million in nonperforming assets from covered status to non-covered status, which caused the increase from 2013 to 2014. At December 31, 2014, the ratio of non-covered nonperforming assets to total non-covered assets was 3.09% compared to 2.78% and 3.64% at December 31, 2013 and 2012, respectively.

Total covered nonperforming assets have significantly declined during the past two years, amounting to $18.7 million at December 31, 2014 compared to $70.6 million and $96.2 million at December 31, 2013 and 2012, respectively, with $15 million of the 2014 decline attributable to the transfer to non-covered status. Within this category, foreclosed real estate has declined to $2.4 million compared to $24.5 million at December 31, 2013 and $47.3 million at December 31, 2012. The Company is experiencing increased property sales activity, particularly along the North Carolina coast, where most of the Company’s covered foreclosed properties are located.

Table 12a presents our nonperforming assets at December 31, 2014 by general geographic region and further segregated into “covered” nonperforming assets and “non-covered” nonperforming assets. The majority of our nonperforming assets are located in the Eastern North Carolina region, which experienced the most severe effects of the recession of any of our regions.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end, as classified for regulatory purposes:

($ in thousands)	At December 31, 2014 (1)	At December 31, 2013 (1)
Commercial, financial, and agricultural	$3,575	5,690
Real estate – construction, land development, and other land loans	10,079	22,688
Real estate – mortgage – residential (1-4 family) first mortgages	26,916	21,751
Real estate – mortgage – home equity loans/lines of credit	4,214	4,081
Real estate – mortgage – commercial and other	15,190	24,568
Installment loans to individuals	600	377
Total nonaccrual loans	$60,574	79,155

(1)	Includes both covered and non-covered loans.
60

The following segregates our nonaccrual loans at December 31, 2014 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$104	3,471	3,575
Real estate – construction, land development, and other land loans	1,140	8,939	10,079
Real estate – mortgage – residential (1-4 family) first mortgages	7,724	19,192	26,916
Real estate – mortgage – home equity loans/lines of credit	339	3,875	4,214
Real estate – mortgage – commercial and other	1,201	13,989	15,190
Installment loans to individuals	—	600	600
Total nonaccrual loans	$10,508	50,066	60,574

The following segregates our nonaccrual loans at December 31, 2013 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$935	4,755	5,690
Real estate – construction, land development, and other land loans	13,274	9,414	22,688
Real estate – mortgage – residential (1-4 family) first mortgages	9,447	12,304	21,751
Real estate – mortgage – home equity loans/lines of credit	509	3,572	4,081
Real estate – mortgage – commercial and other	13,050	11,518	24,568
Installment loans to individuals	2	375	377
Total nonaccrual loans	$37,217	41,938	79,155

The nonaccrual tables above generally indicate that the real estate construction and real estate commercial categories experienced the largest declines, while the residential first mortgage real estate category experienced the largest increase. The declines in the real estate construction and real estate commercial categories were primarily due to our efforts in resolving our covered loan portfolios, which were highly concentrated in those types of loans. The rise in residential first mortgage nonaccrual loans was due to factors such as our increased efforts to work with home borrowers on repayment plans, increased legal delays in the foreclosure process, and continued challenging economic conditions, especially in some of our more rural market areas.

The tables above indicate that covered nonaccrual loans decreased from $37.2 million at December 31, 2013 to $10.5 million at December 31, 2014. This decrease was impacted by the previously discussed transfer of $9.7 million in nonaccrual loans from covered status to non-covered status on July 1, 2014 in connection with the expiration of one of our loss share agreements.

Management routinely monitors the status of certain large loans that, in management’s opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above, management believes that an estimated $11 million of non-covered loans and $1 million of covered loans that were performing in accordance with their contractual terms at December 31, 2014 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2014 (see discussion below).

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

We provide additional information regarding the classification status of our loans in tables contained in Note 4 to our consolidated financial statements. As it relates to non-covered loans, those tables indicate that from December 31, 2013 to December 31, 2014 our asset quality has stabilized. Our total non-covered classified and nonaccrual loans increased from $121 million at December 31, 2013 to $125 million at December 31, 2014, with the increase being due to the transfer of $15 million in classified and nonaccrual loans from covered status to non-covered status. We also believe that the severity of the loss rate inherent in our classified loans is less than in recent years, with lower loss amounts experienced on defaulted loans. We believe that our allowance for loan losses on non-covered loans, which amounted to $38.3 million, or 1.69% of total non-covered loans, is sufficient to absorb the probable losses inherent in our loan portfolio at December 31, 2014. Accordingly, we do not believe that our provision for loan losses will be materially higher in 2015 than it was in 2014, and it may be lower – see additional discussion below in the section “Allowance for Loan Losses and Loan Loss Experience.”

Foreclosed real estate includes primarily foreclosed properties. Non-covered foreclosed real estate amounted to $9.8 million, $12.3 million, and $26.3 million at December 31, 2014, 2013, and 2012, respectively. The decreases in 2014 and 2013 were the result of strong sales activity during the periods, which was consistent with our strategy implemented in 2012 to accelerate the disposition of foreclosed properties.

At December 31, 2014, 2013 and 2012, we also held $2.4 million, $24.5 million, and $47.3 million, respectively, in foreclosed real estate subject to loss share agreements with the FDIC. The declines in 2013 and 2014 were primarily due to sales of these foreclosed properties as a result of increased property sales activity, particularly along the North Carolina coast, where most of our covered foreclosed properties are located.

The following table presents the detail of our foreclosed real estate at each of the past two year ends:

	At December 31, 2014 (1)	At December 31, 2013 (1)
Vacant land	$4,964	19,295
1-4 family residential properties	2,878	7,982
Commercial real estate	4,279	9,471
Total foreclosed real estate	$12,121	36,748
(1)	Includes both covered and non-covered real estate.

The following segregates our foreclosed real estate at December 31, 2014 into covered and non-covered:

	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$639	4,325	4,964
1-4 family residential properties	866	2,012	2,878
Commercial real estate	845	3,434	4,279
Total foreclosed real estate	$2,350	9,771	12,121

The following segregates our foreclosed real estate at December 31, 2013 into covered and non-covered:

	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$14,043	5,252	19,295
1-4 family residential properties	5,102	2,880	7,982
Commercial real estate	5,352	4,119	9,471
Total foreclosed real estate	$24,497	12,251	36,748

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

The allowance for loan losses amounted to $40.6 million at December 31, 2014 compared to $48.5 million at December 31, 2013 and $46.4 million at December 31, 2012. At December 31, 2014, 2013, and 2012, $2.3 million, $4.2 million, and $4.8 million, respectively, of the allowance for loan losses is attributable to covered loans that have exhibited credit quality deterioration due to lower collateral valuations, while the allowance for loan losses for non-covered loans amounted to $38.3 million, $44.3 million, and $41.6 million, respectively, at those dates.

Our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. Periods of high net charge-offs we experienced during the peak of the recession are now dropping out of the analysis and being replaced by the more modest levels of net charge-offs now being experienced. Annualized net charge-offs related to non-covered loans has been less than 1.00% throughout 2014 and 2013, whereas at the peak of the recession, that ratio was frequently over 1.00%. In the near term, we expect that net charge-offs experienced in the year will continue to be less than those experienced in the recession periods that are dropping out of the analysis, and for that reason, we expect our resulting provisions for loan losses to be impacted, which could lead to a decline in our provision for loan losses on non-covered loans in 2015.

The ratio of the allowance for non-covered loan losses to non-covered loans was 1.69%, 1.96%, and 1.99%, as of December 31, 2014, 2013, and 2012, respectively.

Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The amount of the unallocated portion of the allowance for loan losses did not vary materially at any of the past three year ends. The allowance for loan losses is available to absorb losses in all categories. Table 13a segregates the allocation of the allowance for loan losses as of December 31, 2014 and 2013 into covered and non-covered categories.

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

Table 14a presents a detailed rollforward of the 2014 and 2013 activity for the allowance for loan losses segregated into covered and non-covered activity.

Net loan charge-offs of non-covered loans amounted to $14.7 million in 2014, $15.6 million in 2013, and $64.0 million in 2012. Net non-covered charge-offs as a percentage of average non-covered loans represented 0.65%, 0.72%, and 3.02% during 2014, 2013, and 2012, respectively. The high amount/ratio in 2012 reflects the impact of the charge-offs we recorded in connection with the planned loan sale discussed earlier, which totaled approximately $37.8 million. The lower amounts in 2013 and 2014 are partially a result of the sale of our highest risk loans, which likely would have resulted in additional charge-offs in 2014 and 2013, as well as generally lower loss severity rates that are associated with improvements in the economy and real estate prices.

We recorded $3.3 million, $12.9 million, and $10.7 million in net charge-offs of covered loans during 2014, 2013, and 2012, respectively. The significant decline in 2014 was primarily a result of lower levels of classified covered loans. Also, we received a recovery of $1.9 million in 2014 that reduced our net charge-offs for 2014.

Deposits

At December 31, 2014, deposits outstanding amounted to $2.696 billion, a decrease of $55 million from the $2.751 billion at December 31, 2013. During 2014, we experienced strong growth in our noninterest-bearing and interest-bearing checking accounts. However, these increases were offset by declines in our higher cost time deposits, including brokered time deposits and internet time deposits. We have been able to lessen our reliance on higher-cost time deposits due to the continued growth in our transaction accounts and cash generated from our FDIC loss-share reimbursements and sales of foreclosed properties.

At December 31, 2013, deposits outstanding amounted to $2.751 billion, a decrease of $70 million from the $2.821 billion at December 31, 2012. Similar to 2014, during 2013 we experienced strong growth in our noninterest-bearing and interest-bearing checking accounts, and declines in our higher cost time deposits, including brokered time deposits and internet time deposits.

The nature of our deposit growth is illustrated in the table on page 54. The following table reflects the mix of our deposits at each of the past three year ends:

	2014	2013	2012
Noninterest-bearing checking accounts	21%	18%	15%
Interest-bearing checking accounts	22%	20%	18%
Money market deposits	20%	20%	19%
Savings deposits	7%	6%	6%
Brokered deposits	3%	4%	5%
Internet deposits	0%	0%	0%
Time deposits > $100,000 – retail	14%	16%	19%
Time deposits < $100,000 – retail	13%	16%	18%
Total deposits	100%	100%	100%

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

Table 15 presents the average amounts of our deposits and the average yield paid for those deposits for the years ended December 31, 2014, 2013, and 2012.

As of December 31, 2014, we held approximately $470.1 million in time deposits of $100,000 or more. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2014. This table shows that 72% of our time deposits greater than $100,000 mature within one year.

At each of the past three year ends, we have no deposits issued through foreign offices, nor do we believe that we held any deposits by foreign depositors.

Borrowings

Our borrowings outstanding totaled $116.4 million at December 31, 2014 and $46.4 million at both December 31, 2013 and December 31, 2012. In 2014, we obtained new borrowings of $70 million from a low cost funding source in order to enhance our cash position and in anticipation of future loan growth.

Table 2 shows that average borrowings were $99.4 million in 2014, compared to $46.4 million in 2013 and $119.5 million in 2012.

At December 31, 2014, the Company had three sources of readily available borrowing capacity – 1) an approximately $423 million line of credit with the FHLB, of which $70 million was outstanding at December 31, 2014 and none was outstanding at December 31, 2013, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2014 or 2013, and 3) an approximately $78 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2014 or 2013.

Our line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio. For the year ended December 31, 2014, the average amount of FHLB borrowings outstanding was approximately $53 million with a weighted average interest rate for the year of 0.27%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2014 was $70 million.

In addition to any outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, our borrowing capacity was further reduced by $193 million at both December 31, 2014 and 2013, as a result of our pledging letters of credit backed by the FHLB for public deposits at each of those dates.

Our correspondent bank relationship allows us to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased). We had no borrowings under this line at December 31, 2014 or 2013. There were no federal funds purchased outstanding at any month-end during 2014.

We also have a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans). Based on the collateral that we owned as of December 31, 2014, the available line of credit was approximately $78 million. At December 31, 2014 and 2013, we had no borrowings outstanding under this line. The maximum amount of FRB borrowings outstanding at any month-end during 2014 was $20 million.

In addition to the lines of credit described above, we also had a total of $46.4 million in trust preferred security debt outstanding at December 31, 2014 and 2013. We have initiated three trust preferred security issuances since 2002 totaling $67.0 million, with one of those issuances for $20.6 million being redeemed in 2007. These borrowings each have 30 year final maturities and were structured in a manner that allows them to qualify as capital for regulatory capital adequacy requirements. We may call these debt securities at par on any quarterly interest payment date five years after their issue date. We issued $20.6 million of this debt on October 29, 2002 (which we called in 2007), an additional $20.6 million on December 19, 2003, and $25.8 million on April 13, 2006. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70% for the securities issued in 2003, and three-month LIBOR plus 1.39% for the securities issued in 2006.

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

As noted above, in addition to internally generated liquidity sources, at December 31, 2014, we had the ability to obtain borrowings from the following three sources – 1) an approximately $423 million line of credit with the FHLB, 2) a $50 million overnight federal funds line of credit with a correspondent bank, and 3) an approximately $78 million line of credit through the FRB’s discount window.

Our overall liquidity increased in 2014 compared to 2013. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 16.1% at December 31, 2013 to 21.2% at December 31, 2014. Due to declining loan balances, new borrowings obtained during 2014, proceeds from foreclosed property sales, and cash receipts from claims made under loss-share agreements, we have experienced increases in our levels of cash. During late 2014, we utilized a portion of this excess cash to purchase approximately $125 million in held to maturity securities in order to improve our asset yields.

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

Table 18 reflects our contractual obligations and other commercial commitments outstanding as of December 31, 2014. Any of our $70 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in our condition or if our qualifying collateral is less than the amount required under the terms of the borrowing agreement.

In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. The following table presents a summary of our outstanding loan commitments as of December 31, 2014:

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$56	129	185
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	65	191	256
Total	$121	320	441

At December 31, 2014 and 2013, we also had $14.1 million and $14.5 million, respectively, in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is that of a guarantee made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral. Over the past two years, we have had to honor only a few standby letters of credit, none of which resulted in any loss to the Company. We expect any draws under existing commitments to be funded through normal operations.

It has been our experience that deposit withdrawals are generally able to be replaced with new deposits when needed. Based on that assumption, management believes that it can meet its contractual cash obligations and existing commitments from normal operations.

We are not involved in any legal proceedings that, in management’s opinion, are likely to have a material effect on the consolidated financial position of the Company. See “Item 3 - Legal Proceedings” for discussion of an investigation by the Securities and Exchange Commission related to disclosure of certain related party transactions.

Capital Resources and Shareholders’ Equity

Shareholders’ equity at December 31, 2014 amounted to $387.7 million compared to $371.9 million at December 31, 2013 and $356.1 million at December 31, 2012. The two basic components that typically have the largest impact on our shareholders’ equity are net income (loss), which increases (decreases) shareholders’ equity, and dividends declared, which decreases shareholders’ equity. Additionally, any stock issuances can significantly increase shareholders’ equity.

In 2014, the most significant factors that impacted our equity were 1) the $25.0 million net income reported for 2014, which increased equity, 2) common stock dividends declared of $6.3 million, which reduced equity, 3) preferred stock dividends declared of $0.9 million, which reduced equity. Another significant factor negatively impacting equity in 2014 was a $3.3 million decrease in accumulated other comprehensive income that was caused by an increase in our pension liability. The increase in the pension liability was primarily due to the impact of lower interest rates on the actuarial calculations involved in determining the liability. Our policy is to use the Citigroup Pension Index yield curve in the computation of the pension liability. At December 31, 2014, that index had a weighted average rate of 3.82%, which was a decline from the rate of 4.78% at December 31, 2013 (see Note 12 to the consolidated financial statements). See the Consolidated Statements of Shareholders’ Equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.

In 2013, the most significant factors that impacted our equity were 1) the $20.7 million net income reported for 2013, which increased equity, 2) common stock dividends declared of $6.3 million, which reduced equity, 3) preferred stock dividends declared of $0.9 million, which reduced equity, and 4) a $3.1 million increase in equity primarily related to unrealized gains experienced in our two pension plans (see Note 12), which was offset by a $1.0 million decrease in equity related to unrealized losses in our securities portfolio. See the Consolidated Statements of Shareholders’ Equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.

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

The Company and the Bank must comply with regulatory capital requirements established by the FRB and the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. These capital standards require the Company and the Bank to maintain minimum ratios of “Tier I” capital to total risk-weighted assets (“Tier I Capital Ratio”) and total capital to risk-weighted assets (“Total Capital Ratio”) of 4.00% and 8.00%, respectively. Tier I capital is comprised of total shareholders’ equity, excluding unrealized gains or losses from the securities available for sale, less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations. In January 2015, new regulatory capital rules became effective for the Company and the Bank. We believe that both the Company and the Bank will meet all capital adequacy requirements under these rules.

At each of the past three year ends and as discussed in more detail in Note 19 to the consolidated financial statements, we have $63.5 million in preferred stock that was issued in 2011 to the U.S. Treasury. This stock qualifies as Tier I capital under all current and proposed regulatory schemes. We currently pay preferred dividends on that stock at an annual rate of 1%. In accordance with the terms of the stock, the dividend rate is scheduled to increase to 9% in March 2016. We currently expect to redeem most, if not all, of this stock prior to the increase in the dividend rate and we currently believe we can do so without the need for a capital raise.

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

Table 21 presents our regulatory capital ratios as of December 31, 2014, 2013, and 2012. All of our capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank’s classification as “well capitalized.” The specific guidelines are as follows – Tier I Capital Ratio of at least 6.00%, Total Capital Ratio of at least 10.00%, and a Leverage Ratio of at least 5.00%. If a bank falls below “well capitalized” status in any of these three ratios, it must ask for FDIC permission to originate or renew brokered deposits. The Bank’s regulatory ratios exceeded the threshold for “well-capitalized” status at December 31, 2014, 2013, and 2012 – see Note 16 to the consolidated financial statements for a table that presents the Bank’s regulatory ratios.

In addition to shareholders’ equity, we have supplemented our capital in past years with trust preferred security debt issuances, which because of their structure qualify as regulatory capital. This was necessary in past years because our balance sheet growth outpaced the growth rate of our capital. Additionally, we have frequently purchased bank branches over the years that resulted in our recording intangible assets, which negatively impacted regulatory capital ratios. As discussed in “Borrowings” above, we currently have $46.4 million in trust preferred securities outstanding, all of which qualify as Tier I capital under both current and forthcoming regulatory standards.

In this economic environment, our goal is to maintain our capital ratios at levels at least 200 basis points higher than the “well-capitalized” thresholds set for banks. At December 31, 2014, our total risk-based capital ratio was 17.60% compared to the 10.00% “well-capitalized” threshold.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 7.90% at December 31, 2014 compared to 7.46% at December 31, 2013.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivatives activities through December 31, 2014 and have no current plans to do so.

Return on Assets and Equity

Table 20 shows return on average assets (net income available to common shareholders divided by average total assets), return on average common equity (net income available to common shareholders divided by average common shareholders’ equity), dividend payout ratio (dividends per share divided by net income per common share) and shareholders’ equity to assets ratio (average total shareholders’ equity divided by average total assets) for each of the years in the three-year period ended December 31, 2014.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.39% (realized in 2010) to a high of 4.92% (realized in 2013). During that five year period, the prime rate of interest has consistently remained at 3.25% (which was the rate as of December 31, 2014). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At December 31, 2014, approximately 75% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Table 17 sets forth our interest rate sensitivity analysis as of December 31, 2014, using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by this table, at December 31, 2014, we had $927 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2014 are deposits totaling $1.32 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. As a result of the prolonged negative/fragile economic environment that continued into 2014, the Federal Reserve took steps to suppress long-term interest rates in an effort to boost the housing market, increase employment, and stimulate the economy, which resulted in a flat interest rate curve. A flat interest rate curve is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which pressures our net interest margin.

In June 2013, the economy began to show signs of improvement and the Federal Reserve suggested that it may lessen its involvement in the economic recovery process in the near future, which could result in a rise in interest rates, especially longer-term interest rates. The marketplace began to anticipate that result and accordingly, longer-term interest rates generally increased in 2013 and 2014, while short-term rates remained stable. For example, from March 31, 2013 to December 31, 2014, the interest rate on three-month Treasury bills decreased three basis points, but the interest rate for seven-year Treasury notes increased by 73 basis points during that same period. These increases resulted in a “steepening” of the yield curve and is a more favorable interest rate environment for many banks, including the Company, because as noted above, short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. However, intense competition for high-quality loans in our market areas has thus far negated the impact of the higher long-term market rates by limiting our ability to charge higher rates on loans, and thus we continue to experience downward pressure on our loan yields and net interest margin.

As it relates to deposits, the Federal Reserve has made no changes to the short term interest rates it sets directly since 2008, and since that time we have been able to reprice many of our maturing time deposits at lower interest rates. We have also been able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as short-term rates are already near zero, it is unlikely that we will be able to continue the trend of reducing our funding costs in the same proportion as experienced in recent years.

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $16.0 million and $20.2 million for 2014 and 2013, respectively, is less predictable and can be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. However, with the remaining loan discount on performing loans having naturally declined since inception, amounting to only $17.6 million at December 31, 2014 (compared to $31.7 million a year earlier), we expect that loan discount accretion, and associated indemnification expense associated with the accretion, will again decline in 2015. If that occurs, our net interest margin will be negatively impacted and our noninterest income will be positively impacted (due to the lower indemnification asset expense).

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2015 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin for 2015 will experience additional compression. We expect loan yields to continue to trend downwards, while many of our deposit products already have interest rates near zero.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk.”

Table 1 Selected Consolidated Financial Data

($ in thousands, except per share	Year Ended December 31,
and nonfinancial data)	2014	2013	2012	2011	2010
Income Statement Data
Interest income	$139,832	147,511	152,520	155,768	159,261
Interest expense	8,223	10,985	17,320	23,565	31,907
Net interest income	131,609	136,526	135,200	132,203	127,354
Provision for loan losses	10,195	30,616	79,672	41,301	54,562
Net interest income after provision	121,414	105,910	55,528	90,902	72,792
Noninterest income	14,368	23,489	1,389	26,216	29,106
Noninterest expense	97,251	96,619	97,275	96,106	86,956
Income (loss) before income taxes	38,531	32,780	(40,358)	21,012	14,942
Income taxes (benefit)	13,535	12,081	(16,952)	7,370	4,960
Net income (loss)	24,996	20,699	(23,406)	13,642	9,982
Preferred stock dividends	(868)	(895)	(2,809)	(3,234)	(3,250)
Accretion of preferred stock discount	—	—	—	(2,932)	(857)
Net income (loss) available to common shareholders	24,128	19,804	(26,215)	7,476	5,875

Earnings (loss) per common share – basic	1.22	1.01	(1.54)	0.44	0.35
Earnings (loss) per common share – diluted	1.19	0.98	(1.54)	0.44	0.35

Per Share Data (Common)
Cash dividends declared – common	$0.32	0.32	0.32	0.32	0.32
Market Price
High	19.65	17.39	13.40	16.89	16.90
Low	15.55	11.98	7.68	8.05	12.00
Close	18.47	16.62	12.82	11.15	15.31
Stated book value – common	16.08	15.30	14.51	16.66	16.64
Tangible book value – common	12.63	11.81	11.00	12.53	12.45

Selected Balance Sheet Data (at year end)
Total assets	$3,218,383	3,185,070	3,244,910	3,290,474	3,278,932
Loans – non-covered	2,268,580	2,252,885	2,094,143	2,069,152	2,083,004
Loans – covered	127,594	210,309	282,314	361,234	371,128
Total loans	2,396,174	2,463,194	2,376,457	2,430,386	2,454,132
Allowance for loan losses	40,626	48,505	46,402	41,418	49,430
Intangible assets	67,893	68,669	68,943	69,732	70,358
Deposits	2,695,906	2,751,019	2,821,360	2,755,037	2,652,513
Borrowings	116,394	46,394	46,394	133,925	196,870
Total shareholders’ equity	387,699	371,922	356,117	345,150	344,603

Selected Average Balances
Assets	$3,219,915	3,208,458	3,311,289	3,315,045	3,326,977
Loans – non-covered	2,274,554	2,175,023	2,114,489	2,051,677	2,104,677
Loans – covered	159,777	244,656	322,508	410,318	449,724
Total loans	2,434,331	2,419,679	2,436,997	2,461,995	2,554,401
Earning assets	2,907,098	2,805,112	2,857,541	2,834,938	2,927,815
Deposits	2,723,758	2,779,032	2,809,357	2,758,022	2,807,161
Interest-bearing liabilities	2,294,330	2,380,747	2,553,175	2,606,450	2,655,195
Shareholders’ equity	383,055	362,770	345,981	353,588	350,908

Ratios
Return on average assets	0.75%	0.62%	(0.79% )	0.23%	0.18%
Return on average common equity	7.73%	6.78%	(9.29% )	2.59%	2.05%
Net interest margin (taxable-equivalent basis)	4.58%	4.92%	4.78%	4.72%	4.39%
Tangible common equity to tangible assets	7.90%	7.46%	6.81%	6.58%	6.52%
Loans to deposits at year end	88.88%	89.54%	84.23%	88.22%	92.52%
Allowance for loan losses to total loans	1.70%	1.97%	1.95%	1.70%	2.01%
Allowance for loan losses to total loans – non-covered	1.69%	1.96%	1.99%	1.72%	1.84%
Nonperforming assets to total assets at year end	3.54%	4.79%	6.24%	8.00%	8.69%
Nonperforming assets to total assets – non-covered	3.09%	2.78%	3.64%	4.30%	4.16%
Net charge-offs to average total loans	0.74%	1.18%	3.06%	2.00%	1.66%
Net charge-offs to average total loans – non-covered	0.65%	0.72%	3.02%	1.52%	1.55%

Nonfinancial Data – number of branches	87	96	97	97	92
Nonfinancial Data – number of employees (FTEs)	798	855	831	830	774
73

Table 2 Average Balances and Net Interest Income Analysis

	Year Ended December 31,
	2014			2013			2012
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$2,434,331	5.49%	$133,641	$2,419,679	5.85%	$141,616	$2,436,997	5.97%	$145,554
Taxable securities	167,844	2.06%	3,461	175,184	1.95%	3,410	161,064	2.70%	4,352
Non-taxable securities (3)	53,888	6.28%	3,383	54,785	6.22%	3,410	56,625	6.15%	3,485
Short-term investments, primarily overnight funds	251,035	0.34%	849	155,464	0.38%	586	202,855	0.32%	656
Total interest- earning assets	2,907,098	4.86%	141,334	2,805,112	5.31%	149,022	2,857,541	5.39%	154,047
Cash and due from banks	81,290			80,659			64,241
Bank premises and equipment, net	76,463			77,252			73,240
Other assets	155,064			245,435			316,267
Total assets	$3,219,915			$3,208,458			$3,311,289

Liabilities and Equity
Interest-bearing checking accounts	$535,738	0.06%	$322	$530,566	0.09%	$476	$461,380	0.16%	$736
Money market accounts	552,940	0.11%	630	560,809	0.16%	900	536,680	0.34%	1,804
Savings accounts	176,362	0.05%	88	166,388	0.07%	117	158,014	0.19%	296
Time deposits >$100,000	542,303	0.81%	4,373	607,028	0.96%	5,825	725,473	1.12%	8,132
Other time deposits	387,607	0.43%	1,659	469,562	0.56%	2,642	550,420	0.82%	4,486
Total interest-bearing deposits	2,194,950	0.32%	7,072	2,334,353	0.43%	9,960	2,431,967	0.64%	15,454
Securities sold under agreements to repurchase	—	—%	—	—	—%	—	1,667	0.24%	4
Borrowings	99,380	1.16%	1,151	46,394	2.21%	1,025	119,541	1.56%	1,862
Total interest- bearing liabilities	2,294,330	0.36%	8,223	2,380,747	0.46%	10,985	2,553,175	0.68%	17,320
Noninterest-bearing checking accounts	528,808			444,679			377,390
Other liabilities	13,722			20,262			34,743
Shareholders’ equity	383,055			362,770			345,981
Total liabilities and shareholders’ equity	$3,219,915			$3,208,458			$3,311,289
Net yield on interest- earning assets and net interest income		4.58%	$133,111		4.92%	$138,037		4.78%	$136,727
Interest rate spread		4.50%			4.85%			4.71%

Average prime rate		3.25%			3.25%			3.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees (costs) in the amounts of $143,700, ($192,900), and $111,400 for 2014, 2013, and 2012, respectively.
(2)	Includes accretion of discount on covered loans of $16,009,000, $20,200,000, and $16,466,000 in 2014, 2013, and 2012, respectively.
(3)	Includes tax-equivalent adjustments of $1,502,000, $1,511,000, and $1,527,000 in 2014, 2013, and 2012, respectively, to reflect the federal and state tax benefit of the tax-exempt securities (using a 39% combined tax rate), reduced by the related nondeductible portion of interest expense.
74

Table 3 Volume and Rate Variance Analysis

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income (tax-equivalent):
Loans	$831	(8,806)	(7,975)	(1,024)	(2,914)	(3,938)
Taxable securities	(147)	198	51	328	(1,270)	(942)
Non-taxable securities	(56)	29	(27)	(114)	39	(75)
Short-term investments, primarily overnight funds	342	(79)	263	(166)	96	(70)
Total interest income	970	(8,658)	(7,688)	(976)	(4,049)	(5,025)

Interest expense:
Interest-bearing checking accounts	4	(158)	(154)	86	(346)	(260)
Money market accounts	(11)	(259)	(270)	60	(964)	(904)
Savings accounts	6	(35)	(29)	11	(190)	(179)
Time deposits >$100,000	(572)	(880)	(1,452)	(1,232)	(1,075)	(2,307)
Other time deposits	(406)	(577)	(983)	(557)	(1,287)	(1,844)
Total interest-bearing deposits	(979)	(1,909)	(2,888)	(1,632)	(3,862)	(5,494)
Securities sold under agreements to repurchase	—	—	—	(2)	(2)	(4)
Borrowings	892	(766)	126	(1,378)	541	(837)
Total interest expense	(87)	(2,675)	(2,762)	(3,012)	(3,323)	(6,335)

Net interest income (tax-equivalent)	$1,057	(5,983)	(4,926)	2,036	(726)	1,310

Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4 Noninterest Income

	Year Ended December 31,
($ in thousands)	2014	2013	2012

Service charges on deposit accounts	$13,706	12,752	11,865
Other service charges, commissions, and fees	10,019	9,318	8,831
Fees from presold mortgages	2,726	2,907	2,378
Commissions from sales of insurance and financial products	2,733	2,132	1,832
Bank owned life insurance income	1,311	1,120	591
Total core noninterest income	30,495	28,229	25,497
Foreclosed property gains (losses) – non-covered	(1,924)	1,333	(15,325)
Foreclosed property gains (losses) – covered	(1,919)	367	(13,035)
FDIC Indemnification asset income (expense), net	(12,842)	(6,824)	4,077
Securities gains (losses), net	786	532	638
Other gains (losses), net	(228)	(148)	(463)
Total	$14,368	23,489	1,389

Table 5 Noninterest Expenses

	Year Ended December 31,
($ in thousands)	2014	2013	2012

Salaries	$46,071	45,120	41,336
Employee benefits	9,086	9,644	12,007
Total personnel expense	55,157	54,764	53,343
Occupancy expense	7,362	7,123	6,954
Equipment related expenses	3,931	4,364	4,800
Amortization of intangible assets	777	860	897
FDIC insurance expense	3,988	2,618	2,678
Repossession and collection expenses – non-covered	2,092	2,216	3,107
Repossession and collection expenses – covered, net of FDIC reimbursements	(1,045)	726	1,642
Telephone and data lines	1,988	1,489	1,683
Legal and audit	1,955	1,204	1,722
Dues and subscription expense	1,717	1,583	1,032
Stationery and supplies	1,710	2,078	2,240
Outside consultants	1,663	2,460	1,916
Data processing expense	1,654	—	—
Branch consolidation expense	976	—	—
Severance expenses	512	1,895	500
Non-credit losses	309	426	1,171
Other operating expenses	12,505	12,813	13,590
Total	$97,251	96,619	97,275

Table 6 Income Taxes

($ in thousands)		2014	2013	2012

Current	- Federal	$1,316	9,812	(8,401)
	- State	903	(467)	(43)
Deferred	- Federal	10,104	168	(5,914)
	- State	1,212	2,568	(2,594)
Total tax expense (benefit)		$13,535	12,081	(16,952)

Effective tax rate		35.1%	36.9%	42.0%

Table 7 Distribution of Assets and Liabilities

	As of December 31,
	2014	2013	2012
Assets
Interest-earning assets
Net loans	73%	76%	72%
Securities available for sale	5	6	5
Securities held to maturity	6	2	2
Short term investments	5	4	5
Total interest-earning assets	89	88	84

Noninterest-earning assets
Cash and due from banks	3	3	3
Loans held for sale	—	—	1
Premises and equipment	2	2	2
FDIC indemnification asset	1	2	3
Intangible assets	2	2	2
Foreclosed real estate	—	1	2
Bank-owned life insurance	2	1	1
Other assets	1	1	2
Total assets	100%	100%	100%

Liabilities and shareholders’ equity
Noninterest-bearing checking accounts	17%	15%	13%
Interest-bearing checking accounts	18	18	16
Money market accounts	17	17	17
Savings accounts	6	5	5
Time deposits of $100,000 or more	15	18	20
Other time deposits	11	13	16
Total deposits	84	86	87
Borrowings	4	1	1
Accrued expenses and other liabilities	—	1	1
Total liabilities	88	88	89

Shareholders’ equity	12	12	11
Total liabilities and shareholders’ equity	100%	100%	100%

Table 8 Securities Portfolio Composition

	As of December 31,
($ in thousands)	2014	2013	2012
Securities available for sale:
Government-sponsored enterprise securities	$27,521	18,245	11,596
Mortgage-backed securities	129,510	147,187	146,926
Corporate bonds	865	3,598	3,813
Equity securities	6,138	4,011	5,017
Total securities available for sale	164,034	173,041	167,352

Securities held to maturity:
Mortgage-backed securities	124,924	—	—
State and local governments	53,763	53,995	56,064
Total securities held to maturity	178,687	53,995	56,064

Total securities	$342,721	227,036	223,416

Average total securities during year	$221,732	229,969	217,689

Table 9 Securities Portfolio Maturity Schedule

	As of December 31,
	2014
($ in thousands)	Book Value	Fair Value	Book Yield (1)
Securities available for sale:

Government-sponsored enterprise securities
Due after one but within five years	$27,546	27,521	1.75%
Total	27,546	27,521	1.75%

Mortgage-backed securities (2)
Due within one year	56	58	0.16%
Due after one but within five years	59,293	59,226	1.70%
Due after five but within ten years	68,124	67,570	2.03%
Due after ten years	2,600	2,656	3.29%
Total	130,073	129,510	1.90%

Corporate debt securities
Due after ten years	1,000	865	2.49%
Total	1,000	865	2.49%

Equity securities	6,105	6,138	4.23%

Total securities available for sale
Due within one year	56	58	0.16%
Due after one but within five years	86,839	86,747	1.72%
Due after five but within ten years	68,124	67,570	2.03%
Due after ten years	3,600	3,521	3.07%
Equity securities	6,105	6,138	4.23%
Total	$164,724	164,034	1.97%

Securities held to maturity:

Mortgage-backed securities (2)
Due after one but within five years	$14,809	14,784	1.96%
Due after five but within ten years	104,946	104,899	2.47%
Due after ten years	5,169	5,178	2.64%
Total	124,924	124,861	2.42%

State and local governments
Due within one year	100	102	8.10%
Due after one but within five years	10,829	11,539	5.48%
Due after five but within ten years	38,385	41,190	5.70%
Due after ten years	4,449	4,719	5.52%
Total securities held to maturity	53,763	57,550	5.65%

Total securities held to maturity
Due within one year	100	102	8.10%
Due after one but within five years	25,638	26,323	3.45%
Due after five but within ten years	143,331	146,089	3.34%
Due after ten years	9,618	9,897	3.97%
Total	$178,687	182,411	3.39%
(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 39% tax rate.
(2)	Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.

Table 10 Loan Portfolio Composition

	As of December 31,
	2014		2013		2012		2011		2010
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$160,878	7%	$168,469	7%	$160,790	7%	$162,099	7%	$155,016	6%
Real estate – construction, land development & other land loans	288,148	12%	305,246	12%	298,458	13%	363,079	15%	437,700	18%
Real estate – mortgage – residential (1-4 family) first mortgages	789,871	33%	838,862	34%	815,281	34%	805,542	33%	802,658	33%
Real estate – mortgage – home equity loans / lines of credit	223,500	9%	227,907	9%	238,925	10%	256,509	11%	263,529	11%
Real estate – mortgage – commercial and other	882,127	37%	855,249	35%	789,746	33%	762,895	31%	710,337	29%
Installment loans to individuals	50,704	2%	66,533	3%	71,933	3%	78,982	3%	83,919	3%
Loans, gross	2,395,228	100%	2,462,266	100%	2,375,133	100%	2,429,106	100%	2,453,159	100%
Unamortized net deferred loan costs	946		928		1,324		1,280		973
Total loans (1)	$2,396,174		$2,463,194		$2,376,457		$2,430,386		$2,454,132

(1)	Excludes loans held for sale at December 31, 2012

Table 10a Loan Portfolio Composition – Covered versus Non-covered

	As of December 31, 2014
	Covered Loans (Carrying Value)		Non-covered Loans		Total Loans		Unpaid Principal Balance of Covered Loans	Carrying Value of Covered Loans as a Percent of the Unpaid Balance
($ in thousands)	Amount	% of Covered Loans	Amount	% of Non-covered Loans	Amount	% of Total Loans	Amount	Percentage
Commercial, financial, and agricultural	$1,683	2%	$159,195	7%	$160,878	7%	$1,784	94%
Real estate – construction, land development & other land loans	5,544	4%	282,604	13%	288,148	12%	7,005	79%
Real estate – mortgage – residential (1-4 family) first mortgages	89,770	70%	700,101	31%	789,871	33%	105,976	85%
Real estate – mortgage – home equity loans / lines of credit	12,803	10%	210,697	9%	223,500	9%	15,118	85%
Real estate – mortgage – commercial and other	17,794	14%	864,333	38%	882,127	37%	20,998	85%
Installment loans to individuals	—	0%	50,704	2%	50,704	2%	—	0%
Loans, gross	127,594	100%	2,267,634	100%	2,395,228	100%	$150,881	85%
Unamortized net deferred loan costs	—		946		946
Total loans	$127,594		$2,268,580		$2,396,174

See Note 4 to the Consolidated Financial Statements for tables showing breakout of covered loans versus non-covered loans at December 31, 2013.

Table 11 Loan Maturities

	As of December 31, 2014
	Due within one year		Due after one year but within five years		Due after five years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$35,607	4.78%	$16,535	5.33%	$176	5.34%	$52,318	4.96%
Real estate – construction only	26,894	4.93%	11,479	4.36%	3,135	4.77%	41,508	4.76%
Real estate – all other mortgage	98,132	5.14%	207,144	5.09%	136,792	3.82%	442,068	4.71%
Real estate – home equity loans/ line of credit	6,125	4.38%	22,906	4.15%	174,458	4.11%	203,489	4.12%
Consumer, primarily installment loans to individuals	105	5.99%	18,506	8.01%	9,117	5.09%	27,728	7.04%
Total at variable rates	166,863	5.00%	276,570	5.19%	323,678	4.02%	767,111	4.66%

Fixed Rate Loans:
Commercial, financial, and agricultural	19,839	4.69%	64,336	5.00%	16,179	3.23%	100,354	4.65%
Real estate – construction only	31,989	4.13%	9,793	2.76%	22,096	4.33%	63,878	3.99%
Real estate – all other mortgage	93,952	5.74%	737,090	5.16%	546,714	4.31%	1,377,756	4.86%
Consumer, primarily installment loans to individuals	4,959	6.40%	15,222	7.22%	6,320	12.05%	26,501	8.22%
Total at fixed rates	150,739	5.28%	826,441	5.16%	591,309	4.36%	1,568,489	4.87%

Subtotal	317,602	5.14%	1,103,011	5.17%	914,987	4.24%	2,335,600	4.80%
Nonaccrual loans	60,574		—		—		60,574
Total loans	$378,176		$1,103,011		$914,987		$2,396,174

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Table 12 Nonperforming Assets

	As of December 31,
($ in thousands)	2014	2013	2012	2011	2010

Non-covered nonperforming assets (1)
Nonaccrual loans	$50,066	41,938	33,034	73,566	62,326
Restructured loans - accruing	35,493	27,776	24,848	11,720	33,677
Accruing loans >90 days past due	—	—	—	—	—
Total non-covered nonperforming loans	85,559	69,714	57,882	85,286	96,003
Nonperforming loans held for sale	—	—	21,938	—	—
Foreclosed real estate	9,771	12,251	26,285	37,023	21,081
Total non-covered nonperforming assets	$95,330	81,965	106,105	122,309	117,084

Covered nonperforming assets (1)
Nonaccrual loans (2)	$10,508	37,217	33,491	41,472	58,466
Restructured loans - accruing	5,823	8,909	15,465	14,218	14,359
Accruing loans >90 days past due	—	—	—	—	—
Total covered nonperforming loans	16,331	46,126	48,956	55,690	72,825
Foreclosed real estate	2,350	24,497	47,290	85,272	94,891
Total covered nonperforming assets	$18,681	70,623	96,246	140,962	167,716

Total nonperforming assets	$114,011	152,588	202,351	263,271	284,800

Asset Quality Ratios – All Assets
Nonperforming loans to total loans	4.25%	4.70%	4.50%	5.80%	6.88%
Nonperforming assets to total loans and foreclosed real estate	4.73%	6.10%	8.26%	10.31%	11.08%
Nonperforming assets to total assets	3.54%	4.79%	6.24%	8.00%	8.69%

Asset Quality Ratios – Based on Non-covered Assets only
Non-covered nonperforming loans to non-covered loans	3.77%	3.09%	2.76%	4.12%	4.61%
Non-covered nonperforming assets to non-covered loans and non-covered foreclosed real estate	4.18%	3.62%	5.00%	5.81%	5.56%
Non-covered nonperforming assets to total non-covered assets	3.09%	2.78%	3.64%	4.30%	4.16%

(1) Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC. On July 1, 2014, approximately $9.7 million of nonaccrual loans, $2.1 million accruing restructured loans and $3.0 million of foreclosed real estate were transferred from covered to noncovered status upon a scheduled expiration of a FDIC loss-share agreement.

(2) At December 31, 2014, 2013 and 2012, the contractual balance of the nonaccrual loans covered by the FDIC loss share agreement was $16.0 million, $60.4 million and $64.4 million, respectively.

Table 12a Nonperforming Assets by Geographical Region

	As of December 31, 2014
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$11,314	19,274	30,588	$575,000	5.3%
Triangle Region (NC)	—	24,139	24,139	715,000	3.4%
Triad Region (NC)	—	20,114	20,114	348,000	5.8%
Charlotte Region (NC)	—	2,049	2,049	100,000	2.0%
Southern Piedmont Region (NC)	307	7,014	7,321	251,000	2.9%
Western Region (NC)	4,669	35	4,704	63,000	7.5%
South Carolina Region	41	4,732	4,773	105,000	4.5%
Virginia Region	—	8,202	8,202	222,000	3.7%
Other	—	—	—	17,000	0.0%
Total nonaccrual loans and troubled debt restructurings	$16,331	85,559	101,890	$2,396,000	4.3%

Foreclosed Real Estate (1)
Eastern Region (NC)	$1,145	2,489	3,634
Triangle Region (NC)	—	2,844	2,844
Triad Region (NC)	—	1,916	1,916
Charlotte Region (NC)	—	375	375
Southern Piedmont Region (NC)	—	1,114	1,114
Western Region (NC)	1,205	—	1,205
South Carolina Region	—	681	681
Virginia Region	—	37	37
Other	—	315	315
Total foreclosed real estate	$2,350	9,771	12,121

(1)	The counties comprising each region are as follows:

Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Pitt, Onslow, Carteret

Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake

Triad North Carolina Region - Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly

Charlotte North Carolina Region - Iredell, Cabarrus, Rowan

Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland

Western North Carolina Region - Buncombe

South Carolina Region - Chesterfield, Dillon, Florence

Virginia Region – Wythe, Washington, Montgomery, Roanoke

Table 13 Allocation of the Allowance for Loan Losses

	As of December 31,
($ in thousands)	2014	2013	2012	2011	2010

Commercial, financial, and agricultural	$8,533	8,635	4,855	4,443	5,154
Real estate – construction, land development	6,832	14,064	14,103	14,268	20,065
Real estate – residential, commercial, home equity, multifamily	24,244	24,439	24,554	20,818	22,077
Installment loans to individuals	841	1,519	1,942	1,873	1,960
Total allocated	40,450	48,657	45,454	41,402	49,256
Unallocated	176	(152)	948	16	174
Total	$40,626	48,505	46,402	41,418	49,430

Table 13a Allocation of the Allowance for Loan Losses – Covered versus Non-covered

	As of December 31, 2014			As of December 31, 2013
($ in thousands)	Covered	Non-covered	Total	Covered	Non-covered	Total

Commercial, financial, and agricultural	$142	8,391	8,533	1,203	7,432	8,635
Real estate – construction, land development	362	6,470	6,832	1,098	12,966	14,064
Real estate – residential, commercial, home equity, multifamily	1,748	22,496	24,244	1,935	22,504	24,439
Installment loans to individuals	—	841	841	6	1,513	1,519
Total allocated	2,252	38,198	40,450	4,242	44,415	48,657
Unallocated	29	147	176	—	(152)	(152)
Total	$2,281	38,345	40,626	4,242	44,263	48,505

Table 14 Loan Loss and Recovery Experience

	As of December 31,
($ in thousands)	2014	2013	2012	2011	2010

Loans outstanding at end of year	$2,396,174	2,463,194	2,376,457	2,430,386	2,454,132
Average amount of loans outstanding	$2,434,331	2,419,679	2,436,997	2,461,995	2,554,401

Allowance for loan losses, at beginning of year	$48,505	46,402	41,418	49,430	37,343
Provision for loan losses	10,195	30,616	79,672	41,301	54,562
	58,700	77,018	121,090	90,731	91,905
Loans charged off: (1)
Commercial, financial, and agricultural	(5,179)	(4,667)	(5,000)	(2,358)	(4,481)
Real estate – construction, land development & other land loans	(6,071)	(10,582)	(28,613)	(25,604)	(22,665)
Real estate – mortgage – residential (1-4 family) first mortgages	(4,050)	(4,764)	(15,490)	(12,045)	(6,032)
Real estate – mortgage – home equity loans / lines of credit	(1,607)	(3,143)	(5,921)	(3,195)	(4,973)
Real estate – mortgage – commercial and other	(4,405)	(7,027)	(20,317)	(7,180)	(2,916)
Installment loans to individuals	(1,924)	(2,253)	(1,932)	(1,600)	(2,499)
Total charge-offs	(23,236)	(32,436)	(77,273)	(51,982)	(43,566)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	149	198	152	314	61
Real estate – construction, land development & other land loans	3,363	777	1,281	919	113
Real estate – mortgage – residential (1-4 family) first mortgages	646	595	91	492	357
Real estate – mortgage – home equity loans / lines of credit	100	199	440	375	131
Real estate – mortgage – commercial and other	446	1,531	318	119	33
Installment loans to individuals	458	623	303	450	396
Total recoveries	5,162	3,923	2,585	2,669	1,091
Net charge-offs	(18,074)	(28,513)	(74,688)	(49,313)	(42,475)
Allowance for loan losses, at end of year	$40,626	48,505	46,402	41,418	49,430

Ratios:
Net charge-offs as a percent of average loans	0.74%	1.18%	3.06%	2.00%	1.66%
Allowance for loan losses as a percent of loans at end of year	1.70%	1.97%	1.95%	1.70%	2.01%
Allowance for loan losses as a multiple of net charge-offs	2.25x	1.70x	0.62x	0.84x	1.16x
Provision for loan losses as a percent of net charge-offs	56.41%	107.38%	106.67%	83.75%	128.46%
Recoveries of loans previously charged-off as a percent of loans charged-off	22.22%	12.09%	3.35%	5.13%	2.50%

(1)	In the table above, for the period ended December 31, 2012, loan charge-offs include $37.8 million in charge-offs related to loans that the Company held for sale as of year-end (and subsequently sold in January 2013). The remaining balance of $30.4 million after the charge-offs were recorded was classified as “Loans held for sale” on the Company’s consolidated balance sheet at December 31, 2012.

Table 14a - Loan Loss and Recovery Experience – Covered versus Non-covered

	As of December 31, 2014			As of December 31, 2013
($ in thousands)	Covered	Non-covered	Total	Covered	Non-covered	Total

Loans outstanding at end of year	$127,594	2,268,580	2,396,174	210,309	2,252,885	2,463,194
Average amount of loans outstanding	$159,777	2,274,554	2,434,331	244,656	2,175,023	2,419,679

Allowance for loan losses, at beginning of year	$4,242	44,263	48,505	4,759	41,643	46,402
Provision for loan losses	3,108	7,087	10,195	12,350	18,266	30,616
Transfer of covered allowance for loan losses to non-covered status	(1,737)	1,737	—	—	—	—
	5,613	53,087	58,700	17,109	59,909	77,018
Loans charged off:
Commercial, financial, and agricultural	(1,359)	(3,820)	(5,179)	(290)	(4,377)	(4,667)
Real estate – construction, land development & other land loans	(3,715)	(2,356)	(6,071)	(6,629)	(3,953)	(10,582)
Real estate – mortgage – residential (1-4 family) first mortgages	(877)	(3,173)	(4,050)	(1,890)	(2,874)	(4,764)
Real estate – mortgage – home equity loans / lines of credit	(74)	(1,533)	(1,607)	(1,517)	(1,626)	(3,143)
Real estate – mortgage – commercial and other	(921)	(3,484)	(4,405)	(2,662)	(4,365)	(7,027)
Installment loans to individuals	(2)	(1,922)	(1,924)	(65)	(2,188)	(2,253)
Total charge-offs	(6,948)	(16,288)	(23,236)	(13,053)	(19,383)	(32,436)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	15	134	149	—	198	198
Real estate – construction, land development & other land loans	2,939	424	3,363	69	708	777
Real estate – mortgage – residential (1-4 family) first mortgages	411	235	646	—	595	595
Real estate – mortgage – home equity loans / lines of credit	2	98	100	—	199	199
Real estate – mortgage – commercial and other	248	198	446	117	1,414	1,531
Installment loans to individuals	1	457	458	—	623	623
Total recoveries	3,616	1,546	5,162	186	3,737	3,923
Net charge-offs	(3,332)	(14,742)	(18,074)	(12,867)	(15,646)	(28,513)
Allowance for loan losses, at end of year	$2,281	38,345	40,626	4,242	44,263	48,505

Ratios:
Net charge-offs as a percent of average loans	2.09%	0.65%	0.74%	5.26%	0.72%	1.18%
Allowance for loan losses as a percent of loans at end of year	1.79%	1.69%	1.70%	2.02%	1.96%	1.97%
Allowance for loan losses as a multiple of net charge-offs	0.68x	2.60x	2.25x	0.33x	2.83x	1.70x
Provision for loan losses as a percent of net charge-offs	93.28%	48.07%	56.41%	95.98%	116.75%	107.38%
Recoveries of loans previously charged-off as a percent of loans charged-off	52.04%	9.49%	22.22%	1.42%	19.28%	12.09%

Table 15 Average Deposits

	Year Ended December 31,
	2014		2013		2012
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Interest-bearing checking accounts	$535,738	0.06%	$530,566	0.09%	$461,380	0.16%
Money market accounts	552,940	0.11%	560,809	0.16%	536,680	0.34%
Savings accounts	176,362	0.05%	166,388	0.07%	158,014	0.19%
Time deposits >$100,000	542,303	0.81%	607,028	0.96%	725,473	1.12%
Other time deposits	387,607	0.43%	469,562	0.56%	550,420	0.82%
Total interest-bearing deposits	2,194,950	0.32%	2,334,353	0.43%	2,431,967	0.64%
Noninterest-bearing checking accounts	528,808	—	444,679	—	377,390	—
Total deposits	$2,723,758	0.26%	$2,779,032	0.36%	$2,809,357	0.55%

Table 16 Maturities of Time Deposits of $100,000 or More

	As of December 31, 2014
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Time deposits of $100,000 or more	$130,770	93,472	113,836	131,988	470,066

Table 17 Interest Rate Sensitivity Analysis

	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2014
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total

Earning assets:
Loans (1)	$706,741	164,555	871,296	1,524,878	2,396,174
Securities available for sale (2)	34,998	24,870	59,868	104,166	164,034
Securities held to maturity (2)	6,144	13,421	19,565	159,122	178,687
Short-term investments	178,035	—	178,035	—	178,035
Total earning assets	$925,918	202,846	1,128,764	1,788,166	2,916,930

Percent of total earning assets	31.74%	6.95%	38.70%	61.30%	100.00%
Cumulative percent of total earning assets	31.74%	38.70%	38.70%	100.00%	100.00%

Interest-bearing liabilities:
Interest-bearing checking accounts	$583,903	—	583,903	—	583,903
Money market accounts	551,002	—	551,002	—	551,002
Savings accounts	180,317	—	180,317	—	180,317
Time deposits of $100,000 or more	130,770	207,308	338,078	131,988	470,066
Other time deposits	115,575	170,561	286,136	64,252	350,388
Borrowings	96,394	20,000	116,394	—	116,394
Total interest-bearing liabilities	$1,657,961	397,869	2,055,830	196,240	2,252,070

Percent of total interest-bearing liabilities	73.62%	17.67%	91.29%	8.71%	100.00%
Cumulative percent of total interest- bearing liabilities	73.62%	91.29%	91.29%	100.00%	100.00%

Interest sensitivity gap	$(732,043)	(195,023)	(927,066)	1,591,926	664,860
Cumulative interest sensitivity gap	(732,043)	(927,066)	(927,066)	664,860	664,860
Cumulative interest sensitivity gap as a percent of total earning assets	(25.10% )	(31.78% )	(31.78% )	22.79%	22.79%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	55.85%	54.91%	54.91%	129.52%	129.52%

(1)	The three months or less category for loans includes $528,251 in adjustable rate loans that have reached their contractual rate floors. Thus, the interest rates on these loans will not decrease any further. For the majority of these loans, it will take an increase in prime rate of at least 200 basis points before the loans will reprice higher.
(2)	Securities available for sale include government-sponsored enterprise securities, mortgage-backed securities, corporate bonds, and equity securities. Securities held to maturity include mortgage-backed securities and state and local government securities. Mortgage-backed principal is assumed to reprice equally over the average life of the underlying security. All other securities are assumed to reprice based on maturity date or call date.

Table 18 Contractual Obligations and Other Commercial Commitments

	Payments Due by Period ($ in thousands)
Contractual Obligations As of December 31, 2014	Total	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$116,394	70,000	—	—	46,394
Operating leases	4,121	952	1,441	825	903
Total contractual cash obligations, excluding deposits	120,515	70,952	1,441	825	47,297

Deposits	2,695,906	2,498,066	165,590	28,145	4,105
Total contractual cash obligations, including deposits	$2,816,421	2,569,018	167,031	28,970	51,402

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments As of December 31, 2014	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit cards	$45,425	22,712	22,713	—	—
Lines of credit and loan commitments	395,022	181,506	44,390	22,627	146,499
Standby letters of credit	14,127	13,918	178	31	—
Total commercial commitments	$454,574	218,136	67,281	22,658	146,499

Table 19 Market Risk Sensitive Instruments

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2014 Occurring in Indicated Year
($ in thousands)	2015	2016	2017	2018	2019	Beyond	Total	Average Interest Rate	Estimated Fair Value

Due from banks, interest-bearing	$171,248	—	—	—	—	—	171,248	0.25%	$171,248
Federal fund sold	768	—	—	—	—	—	768	0.25%	768
Presold mortgages in process of settlement	6,019	—	—	—	—	—	6,019	3.97%	6,019
Debt Securities - at amortized cost (1) (2)	61,125	48,041	51,906	53,795	63,508	58,931	337,306	2.68%	340,307
Loans – fixed (3) (4)	150,739	114,970	179,525	288,456	243,490	591,308	1,568,488	4.87%	1,557,878
Loans – adjustable (3) (4)	166,864	82,959	70,694	63,185	59,733	323,677	767,112	4.66%	750,419
Total	$556,763	245,970	302,125	405,436	366,731	973,916	2,850,941	4.27%	$2,826,639

Interest-bearing checking accounts	$583,903	—	—	—	—	—	583,903	0.06%	$583,903
Money market accounts	551,002	—	—	—	—	—	551,002	0.12%	551,002
Savings accounts	180,317	—	—	—	—	—	180,317	0.05%	180,317
Time deposits	622,614	118,984	46,606	18,126	10,019	4,105	820,454	0.62%	820,701
Borrowings – fixed	70,000	—	—	—	—	—	70,000	0.27%	69,994
Borrowings – adjustable	—	—	—	—	—	46,394	46,394	2.23%	35,413
Total	$2,007,836	118,984	46,606	18,126	10,019	50,499	2,252,070	0.33%	$2,241,330

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 39% tax rate.
(2)	Securities with call dates within 12 months of December 31, 2014 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)	Excludes nonaccrual loans.
(4)	Loans are shown in the period of their contractual maturity.

Table 20 Return on Assets and Common Equity

	For the Year Ended December 31,
	2014	2013	2012

Return on average assets	0.75%	0.62%	(0.79%	)
Return on average common equity	7.73%	6.78%	(9.29%	)
Dividend payout ratio – common shares	26.23%	31.68%	n/m*
Average shareholders’ equity to average assets	11.90%	11.31%	10.45%

*n/m = not meaningful

Table 21 Risk-Based and Leverage Capital Ratios

	As of December 31,
($ in thousands)	2014	2013	2012

Risk-Based and Leverage Capital
Tier I capital:
Shareholders’ equity	$387,699	371,922	356,117
Trust preferred securities eligible for Tier I capital treatment	45,000	45,000	45,000
Intangible assets	(67,893)	(68,669)	(68,943)
Accumulated other
comprehensive income adjustments	578	(1,900)	176
Total Tier I leverage capital	365,384	346,353	332,350

Tier II capital:
Allowable allowance for loan losses	28,096	28,127	27,204
Tier II capital additions	28,096	28,127	27,204
Total risk-based capital	$393,480	374,480	359,554

Total risk weighted assets	$2,235,143	2,229,776	2,157,146

Adjusted fourth quarter average assets	3,146,409	3,099,007	3,245,490

Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	16.35%	15.53%	15.41%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	17.60%	16.79%	16.67%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	11.61%	11.18%	10.24%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Table 22 Quarterly Financial Summary (Unaudited)

	2014				2013
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest income, taxable equivalent	$33,203	33,752	36,330	38,049	37,976	36,708	38,877	35,461
Interest expense	1,904	2,031	2,147	2,141	2,314	2,601	2,902	3,168
Net interest income, taxable equivalent	31,299	31,721	34,183	35,908	35,662	34,107	35,975	32,293
Taxable equivalent, adjustment	376	378	375	373	386	380	373	372
Net interest income	30,923	31,343	33,808	35,535	35,276	33,727	35,602	31,921
Provision for loan losses	1,476	1,485	3,659	3,575	8,896	4,980	5,591	11,149
Net interest income after provision for losses	29,447	29,858	30,149	31,960	26,380	28,747	30,011	20,772
Noninterest income	4,492	4,608	4,970	298	6,286	5,608	4,487	7,108
Noninterest expense	22,989	25,931	24,780	23,551	23,935	23,704	25,756	23,224
Income before income taxes	10,950	8,535	10,339	8,707	8,731	10,651	8,742	4,656
Income taxes	3,855	2,956	3,693	3,031	3,053	4,318	3,154	1,556
Net income	7,095	5,579	6,646	5,676	5,678	6,333	5,588	3,100
Preferred stock dividends	(217)	(217)	(217)	(217)	(217)	(216)	(217)	(245)
Net income available to common shareholders	6,878	5,362	6,429	5,459	5,461	6,117	5,371	2,855

Per Common Share Data
Earnings per common share – basic	$0.35	0.27	0.33	0.28	0.28	0.31	0.27	0.15
Earnings per common share – diluted	0.34	0.27	0.32	0.27	0.27	0.30	0.27	0.14
Cash dividends declared	0.08	0.08	0.08	0.08	0.08	0.08	0.08	0.08
Market Price
High	18.86	18.82	19.25	19.65	17.39	16.45	15.57	13.99
Low	15.55	15.87	16.48	15.91	13.55	12.33	11.98	12.25
Close	18.47	16.02	18.35	19.00	16.62	14.45	14.10	13.49
Stated book value - common	16.08	15.94	15.75	15.50	15.30	14.84	14.70	14.56
Tangible book value - common	12.63	12.48	12.28	12.02	11.81	11.33	11.19	11.04

Selected Average Balances
Assets	$3,214,302	3,226,960	3,259,550	3,178,848	3,167,640	3,192,954	3,244,775	3,228,463
Loans	2,411,117	2,428,475	2,438,364	2,459,368	2,453,186	2,433,632	2,409,037	2,382,861
Earning assets	2,920,295	2,924,705	2,946,586	2,836,806	2,807,461	2,795,071	2,827,171	2,790,745
Deposits	2,691,076	2,713,296	2,751,466	2,739,194	2,732,721	2,761,915	2,818,247	2,803,245
Interest-bearing liabilities	2,235,758	2,292,656	2,354,768	2,294,138	2,308,387	2,351,409	2,423,297	2,439,895
Shareholders’ equity	389,709	385,551	380,542	376,418	367,081	363,413	361,224	359,362

Ratios (annualized where applicable)
Return on average assets	0.85%	0.66%	0.79%	0.70%	0.68%	0.76%	0.66%	0.36%
Return on average common equity	8.56%	6.76%	8.32%	7.24%	7.31%	8.29%	7.42%	4.01%
Equity to assets at end of period	12.05%	12.04%	11.67%	11.35%	11.68%	11.43%	11.09%	10.89%
Tangible equity to tangible assets at end of period	10.15%	10.13%	9.78%	9.48%	9.73%	9.47%	9.16%	8.96%
Tangible common equity to tangible assets at end of period	7.90%	7.86%	7.57%	7.30%	7.46%	7.19%	6.93%	6.76%
Average loans to average deposits	89.60%	89.50%	88.62%	89.78%	89.77%	88.11%	85.48%	85.00%
Average earning assets to interest- bearing liabilities	130.62%	127.57%	125.13%	123.65%	121.62%	118.87%	116.67%	114.38%
Net interest margin	4.25%	4.30%	4.65%	5.13%	5.04%	4.84%	5.10%	4.69%
Allowance for loan losses to gross loans	1.70%	1.82%	1.88%	1.97%	1.97%	1.95%	2.09%	2.08%
Nonperforming loans as a percent of total loans	4.25%	4.20%	4.27%	4.49%	4.70%	5.00%	4.97%	5.22%
Nonperforming loans as a percent of total loans – non-covered	3.77%	3.71%	3.31%	3.12%	3.09%	3.09%	2.91%	2.97%
Nonperforming assets as a percent of total assets	3.54%	3.66%	3.77%	4.26%	4.79%	5.25%	5.18%	5.35%
Nonperforming assets as a percent of total assets – non-covered	3.09%	3.17%	2.73%	2.65%	2.78%	2.86%	2.66%	2.79%
Net charge-offs as a percent of average total loans	0.82%	0.51%	0.99%	0.65%	1.31%	1.33%	0.75%	1.32%
Net charge-offs as a percent of average total loans – non-covered	0.78%	0.60%	0.69%	0.52%	0.74%	0.87%	0.74%	0.51%

Item 8. Financial Statements and Supplementary Data

First Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

($ in thousands)	2014	2013
Assets
Cash and due from banks, noninterest-bearing	$81,068	83,881
Due from banks, interest-bearing	171,248	136,644
Federal funds sold	768	2,749
Total cash and cash equivalents	253,084	223,274

Securities available for sale	164,034	173,041
Securities held to maturity (fair values of $182,411 in 2014 and $56,700 in 2013)	178,687	53,995

Presold mortgages in process of settlement	6,019	5,422

Loans – non-covered	2,268,580	2,252,885
Loans – covered by FDIC loss share agreement	127,594	210,309
Total loans	2,396,174	2,463,194
Allowance for loan losses – non-covered	(38,345)	(44,263)
Allowance for loan losses – covered	(2,281)	(4,242)
Total allowance for loan losses	(40,626)	(48,505)
Net loans	2,355,548	2,414,689

Premises and equipment	75,113	77,448
Accrued interest receivable	8,920	9,649
FDIC indemnification asset	22,569	48,622
Goodwill	65,835	65,835
Other intangible assets	2,058	2,834
Foreclosed real estate – non-covered	9,771	12,251
Foreclosed real estate – covered	2,350	24,497
Bank-owned life insurance	55,421	44,040
Other assets	18,974	29,473
Total assets	$3,218,383	3,185,070

Liabilities
Deposits: Noninterest-bearing checking accounts	$560,230	482,650
Interest-bearing checking accounts	583,903	557,413
Money market accounts	551,002	551,335
Savings accounts	180,317	169,023
Time deposits of $100,000 or more	470,066	564,527
Other time deposits	350,388	426,071
Total deposits	2,695,906	2,751,019
Borrowings	116,394	46,394
Accrued interest payable	686	879
Other liabilities	17,698	14,856
Total liabilities	2,830,684	2,813,148

Commitments and contingencies (see Note 13)

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: 63,500 in 2014 and 2013	63,500	63,500
Series C, convertible, issued & outstanding: 728,706 in 2014 and 2013	7,287	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 19,709,881 shares in 2014 and 19,679,659 shares in 2013	132,532	132,099
Retained earnings	184,958	167,136
Accumulated other comprehensive income (loss)	(578)	1,900
Total shareholders’ equity	387,699	371,922
Total liabilities and shareholders’ equity	$3,218,383	3,185,070

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Income (Loss)

Years Ended December 31, 2014, 2013 and 2012

($ in thousands, except per share data)	2014	2013	2012
Interest Income
Interest and fees on loans	$133,641	141,616	145,554
Interest on investment securities:
Taxable interest income	3,461	3,410	4,352
Tax-exempt interest income	1,881	1,899	1,958
Other, principally overnight investments	849	586	656
Total interest income	139,832	147,511	152,520

Interest Expense
Savings, checking and money market accounts	1,040	1,493	2,836
Time deposits of $100,000 or more	4,373	5,825	8,132
Other time deposits	1,659	2,642	4,486
Borrowings	1,151	1,025	1,866
Total interest expense	8,223	10,985	17,320

Net interest income	131,609	136,526	135,200
Provision for loan losses – non-covered	7,087	18,266	69,993
Provision for loan losses – covered	3,108	12,350	9,679
Total provision for loan losses	10,195	30,616	79,672
Net interest income after provision for loan losses	121,414	105,910	55,528

Noninterest Income
Service charges on deposit accounts	13,706	12,752	11,865
Other service charges, commissions and fees	10,019	9,318	8,831
Fees from presold mortgage loans	2,726	2,907	2,378
Commissions from sales of insurance and financial products	2,733	2,132	1,832
Bank-owned life insurance income	1,311	1,120	591
Foreclosed property gains (losses) – non-covered	(1,924)	1,333	(15,325)
Foreclosed property gains (losses) – covered	(1,919)	367	(13,035)
FDIC indemnification asset income (expense), net	(12,842)	(6,824)	4,077
Securities gains	786	532	638
Other gains (losses)	(228)	(148)	(463)
Total noninterest income	14,368	23,489	1,389

Noninterest Expenses
Salaries	46,071	45,120	41,336
Employee benefits	9,086	9,644	12,007
Total personnel expense	55,157	54,764	53,343
Occupancy expense	7,362	7,123	6,954
Equipment related expenses	3,931	4,364	4,800
Intangibles amortization	777	860	897
Other operating expenses	30,024	29,508	31,281
Total noninterest expenses	97,251	96,619	97,275

Income (loss) before income taxes	38,531	32,780	(40,358)
Income tax expense (benefit)	13,535	12,081	(16,952)

Net income (loss)	24,996	20,699	(23,406)

Preferred stock dividends	(868)	(895)	(2,809)

Net income (loss) available to common shareholders	$24,128	19,804	(26,215)

Earnings (loss) per common share: Basic	$1.22	1.01	(1.54)
Earnings (loss) per common share: Diluted	1.19	0.98	(1.54)

Dividends declared per common share	$0.32	0.32	0.32

Weighted average common shares outstanding:
Basic	19,699,801	19,675,597	17,049,513
Diluted	20,434,007	20,404,303	17,049,513

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2014, 2013 and 2012

($ in thousands)	2014	2013	2012

Net income (loss)	$24,996	20,699	(23,406)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	2,115	(4,779)	32
Tax (expense) benefit	(825)	1,865	(12)
Reclassification to realized gains	(786)	(532)	(638)
Tax expense	307	207	249
Postretirement plans:
Net gain (loss) arising during period	(5,171)	8,765	13,975
Tax (expense) benefit	2,017	(3,419)	(5,542)
Amortization of unrecognized net actuarial (gain) loss	(221)	(51)	545
Tax expense (benefit)	86	20	(212)
Amortization of prior service cost and transition obligation	—	—	179
Tax expense	—	—	(70)
Other comprehensive income (loss)	(2,478)	2,076	8,506
Comprehensive income (loss)	$22,518	22,775	(14,900)

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2014, 2013 and 2012

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
(In thousands)	Stock	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2012	$63,500	16,910	$104,841	185,491	(8,682)	345,150

Net income (loss)				(23,406)		(23,406)
Preferred stock issued (Series C)	7,287					7,287
Common stock issued		2,656	26,392			26,392
Common stock issued into dividend reinvestment plan		31	335			335
Repurchases of common stock		—	(2)			(2)
Cash dividends declared ($0.32 per share)				(5,647)		(5,647)
Preferred dividends				(2,809)		(2,809)
Stock-based compensation		72	311			311
Other comprehensive income					8,506	8,506

Balances, December 31, 2012	70,787	19,669	131,877	153,629	(176)	356,117

Net income				20,699		20,699
Cash dividends declared ($0.32 per share)				(6,297)		(6,297)
Preferred dividends				(895)		(895)
Stock-based compensation		11	222			222
Other comprehensive income					2,076	2,076

Balances, December 31, 2013	70,787	19,680	132,099	167,136	1,900	371,922

Net income				24,996		24,996
Common stock issued		5	70			70
Cash dividends declared ($0.32 per share)				(6,306)		(6,306)
Preferred dividends				(868)		(868)
Stock-based compensation		25	363			363
Other comprehensive income (loss)					(2,478)	(2,478)

Balances, December 31, 2014	$70,787	19,710	$132,532	184,958	(578)	387,699

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

($ in thousands)	2014	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$24,996	20,699	(23,406)
Reconciliation of net income (loss) to net cash provided by operating activities:
Provision for loan losses	10,195	30,616	79,672
Net security premium amortization	1,934	2,667	1,917
Purchase accounting accretion and amortization, net	(7,589)	(15,478)	(26,795)
Foreclosed property (gains) losses and write-downs, net	3,843	(1,700)	28,360
Gain on securities available for sale	(786)	(532)	(638)
Other losses	228	148	463
Decrease (increase) in net deferred loan costs	(17)	396	(44)
Depreciation of premises and equipment	4,618	4,623	4,557
Stock-based compensation expense	270	222	311
Amortization of intangible assets	777	860	897
Originations of presold mortgages in process of settlement	(101,493)	(103,877)	(96,750)
Proceeds from sales of presold mortgages in process of settlement	101,047	106,787	94,350
Decrease in accrued interest receivable	729	552	1,578
Decrease (increase) in other assets	6,586	22,199	(19,274)
Decrease in accrued interest payable	(193)	(447)	(577)
Increase (decrease) in other liabilities	2,675	4,145	(2,940)
Net cash provided by operating activities	47,820	71,880	41,681

Cash Flows From Investing Activities
Purchases of securities available for sale	(69,413)	(65,733)	(92,058)
Purchases of securities held to maturity	(125,377)	—	—
Proceeds from sales of securities available for sale	47,473	12,908	9,641
Proceeds from maturities/issuer calls of securities available for sale	31,360	39,921	96,040
Proceeds from maturities/issuer calls of securities held to maturity	453	1,837	1,690
Purchase of bank-owned life insurance	(10,000)	(15,000)	(25,000)
Net (increase) decrease in loans	52,157	(101,444)	(89,718)
Proceeds from FDIC loss share agreements	17,724	49,572	29,796
Proceeds from sales of foreclosed real estate	33,262	60,564	74,972
Purchases of premises and equipment	(4,751)	(6,293)	(8,953)
Proceeds from sales of premises and equipment	1,309	—	—
Proceeds from loans held for sale	—	30,393	—
Net cash received in acquisition	—	38,315	9,312
Net cash provided (used) by investing activities	(25,803)	45,040	5,722

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(55,106)	(127,646)	39,888
Proceeds (repayments) of borrowings, net	70,000	—	(87,500)
Cash dividends paid – common stock	(6,303)	(6,297)	(5,426)
Cash dividends paid – preferred stock	(868)	(1,210)	(3,037)
Proceeds from issuance of preferred stock	—	—	7,287
Proceeds from issuance of common stock	70	—	26,727
Repurchase of common stock	—	—	(2)
Net cash provided (used) by financing activities	7,793	(135,153)	(22,063)

Increase (Decrease) in Cash and Cash Equivalents	29,810	(18,233)	25,340
Cash and Cash Equivalents, Beginning of Year	223,274	241,507	216,167

Cash and Cash Equivalents, End of Year	$253,084	223,274	241,507

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$8,416	11,405	17,893
Cash paid during the period for income taxes	5,096	1,082	14,292
Non-cash investing and financing transactions:
Foreclosed loans transferred to foreclosed real estate	12,717	22,037	53,521
Loans transferred to loans held-for-sale (at liquidation value)	—	—	30,393
Unrealized gain (loss) on securities available for sale, net of taxes	811	(3,240)	(369)
96

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

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

A loan is placed on nonaccrual status when, in management’s judgment, the collection of interest appears doubtful. The accrual of interest is discontinued on all loans that become 90 days or more past due with respect to principal or interest. The past due status of loans is based on the contractual payment terms. While a loan is on nonaccrual status, the Company’s policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. Loans are removed from nonaccrual status when they become current as to both principal and interest, when concern no longer exists as to the collectability of principal or interest, and when the loan has provided generally six months of satisfactory payment performance. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms. The nonaccrual policy discussed above applies to all loan classifications.

A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is specifically evaluated for an appropriate valuation allowance if the loan balance is above a prescribed evaluation threshold (which varies based on credit quality, accruing status, troubled debt restructured status, and type of collateral) and the loan is determined to be impaired. Impaired loans are measured using either 1) an estimate of the cash flows that the Company expects to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral. Unless restructured, while a loan is considered to be impaired, the Company’s policy is that interest accrual is discontinued and all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. Impaired loans that are restructured are returned to accruing status in accordance with the restructured terms if the Company believes that the borrower will be able to meet the obligations of the restructured loan terms, and the loan has provided generally six months of satisfactory payment performance. The impairment policy discussed above applies to all loan classifications.

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

Periodically, the Company originates commercial loans and decides to sell them in the secondary market. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2014 or 2013.

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
2.	Specific reserves for individually evaluated impaired loans,
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

(i) FDIC Indemnification Asset – The FDIC indemnification asset relates to loss share agreements with the FDIC, whereby the FDIC has agreed to reimburse to the Company a percentage of the losses related to loans and other real estate that the Company assumed in the acquisition of two failed banks. This indemnification asset is measured separately from the loan portfolio and foreclosed real estate because it is not contractually embedded in the loans and is not transferable with the loans should the Company choose to dispose of them. The carrying value of this receivable at each period end is the sum of:  1) actual claims that have been submitted to the FDIC for reimbursement that have not yet been received and 2) the Company’s estimated amount of loan and foreclosed real estate losses covered by the agreements multiplied by the FDIC reimbursement percentage.  At December 31, 2014 and 2013, the amount of loss claims that had been incurred but not yet reimbursed by the FDIC was $6.9 million and $12.6 million, respectively.

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

At December 31, 2014 and 2013, the Company’s investments in limited partnerships, LLCs and other privately held companies totaled $2.2 million and $2.3 million, respectively, and were included in other assets.

(n) Stock Option Plan - At December 31, 2014, the Company had three equity-based employee compensation plans, which are described more fully in Note 15. The Company accounts for these plans under the recognition and measurement principles of relevant accounting guidance.

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

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Years Ended December 31,
	2014			2013			2012
($ in thousands, except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income (loss) available to common shareholders	$24,128	19,699,801	$1.22	$19,804	19,675,597	$1.01	$(26,215)	17,049,513	$(1.54)

Effect of dilutive securities	233	734,206		233	728,706		—	—

Diluted EPS per common share	$24,361	20,434,007	$1.19	$20,037	20,404,303	$0.98	$(26,215)	17,049,513	$(1.54)

For the years ended December 31, 2014 and 2013, there were 93,000 options and 388,813 options, respectively, that were anti-dilutive because the exercise price exceeded the average market price for the year, and thus are not included in the calculation to determine the effect of dilutive securities. Also, for both years ended December 31, 2014 and 2013, the Company excluded 75,000 options that had an exercise price below the average market price for the year, but had performance vesting requirements that the Company has concluded are not probable to vest. For the year ended December 31, 2012, all potentially dilutive common stock issuances were disregarded for the purpose of calculating diluted earnings per common share because the Company recorded a net loss and their impact would have been anti-dilutive.

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

Loans - For nonimpaired loans, fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, financial and agricultural, real estate construction, real estate mortgages and installment loans to individuals. Each loan category is further segmented into fixed and variable interest rate terms. The fair value for each category is determined by discounting scheduled future cash flows using current interest rates offered on loans with similar risk characteristics. Fair values for impaired loans are primarily based on estimated proceeds expected upon liquidation of the collateral or the present value of expected cash flows.

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

Borrowings - The fair value of borrowings is based on the discounted value of the contractual cash flows. The discount rate is estimated using the rates currently offered by the Company’s lenders for debt of similar maturities.

Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2014 and 2013, the Company’s off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

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

($ in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Unrealized gain (loss) on securities available for sale	$(691)	(2,021)	3,290
Deferred tax asset (liability)	270	789	(1,283)
Net unrealized gain (loss) on securities available for sale	(421)	(1,232)	2,007

Additional pension asset (liability)	(257)	5,135	(3,579)
Deferred tax asset (liability)	100	(2,003)	1,396
Net additional pension asset (liability)	(157)	3,132	(2,183)

Total accumulated other comprehensive income (loss)	$(578)	1,900	(176)

The following table discloses the changes in accumulated other comprehensive income (loss) for the year ended December 31, 2014 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2014	$(1,232)	3,132	1,900
Other comprehensive income (loss) before reclassifications	1,290	(3,154)	(1,864)
Amounts reclassified from accumulated other comprehensive income	(479)	(135)	(614)
Net current-period other comprehensive income (loss)	811	(3,289)	(2,478)

Ending balance at December 31, 2014	$(421)	(157)	(578)

The following table discloses the changes in accumulated other comprehensive income (loss) for the year ended December 31, 2013 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2013	$2,007	(2,183)	(176)
Other comprehensive income (loss) before reclassifications	(2,914)	5,346	2,432
Amounts reclassified from accumulated other comprehensive income	(325)	(31)	(356)
Net current-period other comprehensive income (loss)	(3,239)	5,315	2,076

Ending balance at December 31, 2013	$(1,232)	3,132	1,900

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

(t) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2014 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously presented, nor did they materially impact trends in financial information.

(u) Recent Accounting Pronouncements - In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments became effective for the Company for reporting periods beginning after December 15, 2013 and did not have a material effect on its financial statements.

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

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual reporting period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Acquisitions

The Company completed the acquisitions described below in 2012 and 2013. The Company did not complete any acquisitions in 2014. The results of each acquired company/branch are included in the Company’s results beginning on its respective acquisition date.

(1) On August 24, 2012, the Company completed the purchase of a branch of Gateway Bank & Trust Co. located in Wilmington, North Carolina. The Company assumed the branch’s $9 million in deposits. No loans were acquired in this transaction. The Company also did not purchase the branch building, but instead transferred the acquired accounts to one of the Company’s nearby existing branches. The primary reason for this acquisition was to increase the Company’s presence in Wilmington, North Carolina, where the Company already has five branches. The Company paid a deposit premium for the branch of approximately $107,000, which is the amount of the identifiable intangible asset associated with the fair value of the core deposit base. The intangible asset is being amortized as expense on a straight-line basis over a seven year period. This branch’s operations are included in the accompanying Consolidated Statements of Income (Loss) beginning on the acquisition date of August 24, 2012. Historical pro forma information is not presented due to the immateriality of the transaction.

(2) On March 22, 2013, the Company completed the purchase of two branches from Four Oaks Bank & Trust Company located in Southern Pines and Rockingham, North Carolina. The Company acquired $57 million in deposits and $16 million in loans in the acquisition. The Company purchased the Rockingham branch building, but did not purchase the Southern Pines branch building and instead transferred the acquired accounts to one of the Company’s nearby existing branches. The primary reason for this acquisition was to increase the Company’s presence in existing market areas. The Company paid a deposit premium for the branches of approximately $586,000, which is the amount of the identifiable intangible asset associated with the fair value of the core deposit base. The intangible asset is being amortized as expense on a straight-line basis over a seven year period. The operations of the two branches are included in the accompanying Consolidated Statements of Income (Loss) beginning on the acquisition date of March 22, 2013. Historical pro forma information is not presented due to the immateriality of the transaction.

Note 3. Securities

The book values and approximate fair values of investment securities at December 31, 2014 and 2013 are summarized as follows:

	2014				2013
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$27,546	27,521	33	(58)	18,432	18,245	32	(219)
Mortgage-backed securities	130,073	129,510	751	(1,314)	148,646	147,187	1,415	(2,874)
Corporate bonds	1,000	865	-	(135)	3,999	3,598	44	(445)
Equity securities	6,105	6,138	46	(13)	3,984	4,011	40	(13)
Total available for sale	$164,724	164,034	830	(1,520)	175,061	173,041	1,531	(3,551)

Securities held to maturity:
Mortgage-backed securities	$124,924	124,861	45	(108)	—	—	—	—
State and local governments	53,763	57,550	3,787	—	53,995	56,700	2,709	(4)
Total held to maturity	$178,687	182,411	3,832	(108)	53,995	56,700	2,709	(4)

Included in mortgage-backed securities at December 31, 2014 were collateralized mortgage obligations with an amortized cost of $108,000 and a fair value of $111,000. Included in mortgage-backed securities at December 31, 2013 were collateralized mortgage obligations with an amortized cost of $192,000 and a fair value of $200,000. All of the Company’s mortgage-backed securities, including the collateralized mortgage obligations, were issued by government-sponsored corporations.

The Company owned Federal Home Loan Bank (“FHLB”) stock with a cost and fair value of $6,016,000 at December 31, 2014 and $3,894,000 at December 31, 2013, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB (see Note 10 for additional discussion). The investment in this stock is a requirement for membership in the FHLB system. Periodically the FHLB recalculates the Company’s required level of holdings, and the Company either buys more stock or the FHLB redeems a portion of the stock at cost.

The following table presents information regarding securities with unrealized losses at December 31, 2014:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$5,489	11	2,953	47	8,442	58
Mortgage-backed securities	69,985	318	33,557	1,104	103,542	1,422
Corporate bonds	—	—	865	135	865	135
Equity securities	—	—	17	13	17	13
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$75,474	329	37,392	1,299	112,866	1,628

The following table presents information regarding securities with unrealized losses at December 31, 2013:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$12,212	219	—	—	12,212	219
Mortgage-backed securities	64,937	1,675	17,979	1,199	82,916	2,874
Corporate bonds	—	—	555	445	555	445
Equity securities	—	—	22	13	22	13
State and local governments	992	4	—	—	992	4
Total temporarily impaired securities	$78,141	1,898	18,556	1,657	96,697	3,555

In the above tables, all of the non-equity securities that were in an unrealized loss position at December 31, 2014 and 2013 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

The Company has concluded that each of the equity securities in an unrealized loss position at December 31, 2014 and 2013 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $6,016,000 and $3,894,000 at December 31, 2014 and 2013, respectively, which was the Federal Home Loan Bank stock discussed above. The Company determined that none of its cost-method investments were impaired at either year end.

The book values and approximate fair values of investment securities at December 31, 2014, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	$100	103
Due after one year but within five years	27,546	27,521	10,829	11,539
Due after five years but within ten years	—	—	38,385	41,190
Due after ten years	1,000	865	4,449	4,718
Mortgage-backed securities	130,073	129,510	124,924	124,861
Total debt securities	158,619	157,896	178,687	182,411

Equity securities	6,105	6,138	—	—
Total securities	$164,724	164,034	$178,687	182,411

At December 31, 2014 and 2013, investment securities with carrying values of $100,113,000 and $79,838,000, respectively, were pledged as collateral for public deposits.

The Company recorded $47,473,000, $12,908,000, and $9,641,000 in sales of securities in 2014, 2013, and 2012, respectively, which resulted in net gains of $786,000, $525,000, and $439,000 in 2014, 2013, and 2012, respectively. During the twelve months ended December 31, 2013 and 2012, the Company also recorded net gains of $7,000 and $200,000, respectively, related to the call of several municipal and corporate bond securities.

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

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	December 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$160,878	7%	$168,469	7%
Real estate – construction, land development & other land loans	288,148	12%	305,246	12%
Real estate – mortgage – residential (1-4 family) first mortgages	789,871	33%	838,862	34%
Real estate – mortgage – home equity loans / lines of credit	223,500	9%	227,907	9%
Real estate – mortgage – commercial and other	882,127	37%	855,249	35%
Installment loans to individuals	50,704	2%	66,533	3%
Subtotal	2,395,228	100%	2,462,266	100%
Unamortized net deferred loan costs	946		928
Total loans	$2,396,174		$2,463,194

As of December 31, 2014 and 2013, net loans include an unamortized premium of $0 and $98,000, respectively, related to acquired loans.

Loans in the amount of $1.9 billion and $1.8 billion were pledged as collateral for certain borrowings as of December 31, 2014 and December 31, 2013, respectively (see Note 10).

The loans above also include loans to executive officers and directors serving the Company at December 31, 2014 and to their associates, totaling approximately $5.3 million and $4.2 million at December 31, 2014 and 2013, respectively. During 2014 additions to such loans were approximately $2.3 million and repayments totaled approximately $1.2 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	December 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$159,195	7%	$164,195	7%
Real estate – construction, land development & other land loans	282,604	13%	273,412	12%
Real estate – mortgage – residential (1-4 family) first mortgages	700,101	31%	730,712	32%
Real estate – mortgage – home equity loans / lines of credit	210,697	9%	213,016	10%
Real estate – mortgage – commercial and other	864,333	38%	804,621	36%
Installment loans to individuals	50,704	2%	66,001	3%
Subtotal	2,267,634	100%	2,251,957	100%
Unamortized net deferred loan costs	946		928
Total non-covered loans	$2,268,580		$2,252,885

The carrying amount of the covered loans at December 31, 2014 consisted of impaired and nonimpaired purchased loans (as determined on the date of acquisition), as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$66	123	1,617	1,661	1,683	1,784
Real estate – construction, land development & other land loans	309	534	5,235	6,471	5,544	7,005
Real estate – mortgage – residential (1-4 family) first mortgages	362	1,298	89,408	104,678	89,770	105,976
Real estate – mortgage – home equity loans / lines of credit	12	19	12,791	15,099	12,803	15,118
Real estate – mortgage – commercial and other	1,201	3,209	16,593	17,789	17,794	20,998
Total	$1,950	5,183	125,644	145,698	127,594	150,881

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

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2012	$277,489
Principal repayments	(63,588)
Transfers to foreclosed real estate	(13,977)
Loan charge-offs	(12,957)
Accretion of loan discount	20,200
Carrying amount of nonimpaired covered loans at December 31, 2013	207,167
Principal repayments	(50,183)
Transfers to foreclosed real estate	(5,061)
Transfers to non-covered loans due to expiration of loss-share agreement	(38,987)
Loan charge-offs	(3,301)
Accretion of loan discount	16,009
Carrying amount of nonimpaired covered loans at December 31, 2014	$125,644

As reflected in the table above, the Company accreted $16,009,000 and $20,200,000 of the loan discount on purchased nonimpaired loans into interest income during 2014 and 2013, respectively. As of December 31, 2014, there was remaining loan discount of $17,598,000 related to purchased accruing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the estimated lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to approximately 80% of the loan discount accretion, which reduces noninterest income. At December 31, 2014, the Company also had $3,239,000 of loan discount related to purchased nonaccruing loans. It is not expected that a significant amount of this discount will be accreted, as it represents estimated losses on these loans.

The following table presents information regarding all purchased impaired loans since December 31, 2012, the majority of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2012	$8,815	3,990	4,825
Change due to payments received	(301)	(31)	(270)
Transfer to foreclosed real estate	(2,100)	(784)	(1,316)
Change due to loan charge-off	(150)	(54)	(96)
Other	(1)	—	(1)
Balance at December 31, 2013	$6,263	3,121	3,142
Change due to payments received	(599)	227	(826)
Change due to loan charge-off	(2)	29	(31)
Other	197	(115)	312
Balance at December 31, 2014	$5,859	3,262	2,597

Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During 2014 and 2013, the Company received $179,000 and $62,000, respectively, in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in the loan discount accretion amount discussed previously.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	December 31, 2014	December 31, 2013

Non-covered nonperforming assets (1)
Nonaccrual loans	$50,066	$41,938
Restructured loans – accruing	35,493	27,776
Accruing loans > 90 days past due	—	—
Total non-covered nonperforming loans	85,559	69,714
Foreclosed real estate	9,771	12,251
Total non-covered nonperforming assets	$95,330	$81,965

Covered nonperforming assets (1)
Nonaccrual loans (2)	$10,508	$37,217
Restructured loans – accruing	5,823	8,909
Accruing loans > 90 days past due	—	—
Total covered nonperforming loans	16,331	46,126
Foreclosed real estate	2,350	24,497
Total covered nonperforming assets	$18,681	$70,623

Total nonperforming assets	$114,011	$152,588

(1) On July 1, 2014, approximately $9.7 million of nonaccrual loans, $2.1 million accruing restructured loans and $3.0 million of foreclosed real estate were transferred from covered to noncovered status upon a scheduled expiration of a FDIC loss-share agreement.

(2) At December 31, 2014 and December 31, 2013, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $16.0 million and $60.4 million, respectively.

If the nonaccrual and restructured loans as of December 31, 2014, 2013 and 2012 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $4,115,000, $5,262,000, and $7,689,000 for nonaccrual loans and $3,045,000, $2,674,000, and $2,392,000 for restructured loans would have been recorded for 2014, 2013, and 2012, respectively. Interest income on such loans that was actually collected and included in net income in 2014, 2013 and 2012 amounted to approximately $1,176,000, $1,414,000, and $2,824,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $2,003,000, $1,681,000, and $1,179,000 for restructured loans, respectively. At December 31, 2014 and 2013, we had no commitments to lend additional funds to debtors whose loans were nonperforming.

The remaining tables in this note present information derived from the Company’s allowance for loan loss model. Relevant accounting guidance requires certain disclosures to be disaggregated based on how the Company develops its allowance for loan losses and manages its credit exposure. This model combines loan types in a different manner than the tables previously presented.

The following table presents the Company’s nonaccrual loans as of December 31, 2014. As previously discussed, on July 1, 2014 approximately $9.7 million in nonaccrual loans were transferred from the “covered” category to the “non-covered” category due to the scheduled expiration of one of the Company’s loss share agreements with the FDIC.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$187	1	188
Commercial – secured	2,927	—	2,927
Secured by inventory and accounts receivable	454	103	557

Real estate – construction, land development & other land loans	7,891	1,140	9,031

Real estate – residential, farmland and multi-family	24,459	7,785	32,244

Real estate – home equity lines of credit	2,573	278	2,851

Real estate – commercial	11,070	1,201	12,271

Consumer	505	—	505
Total	$50,066	10,508	60,574

The following table presents the Company’s nonaccrual loans as of December 31, 2013.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$222	38	260
Commercial – secured	2,662	114	2,776
Secured by inventory and accounts receivable	545	782	1,327

Real estate – construction, land development & other land loans	8,055	13,502	21,557

Real estate – residential, farmland and multi-family	17,814	12,344	30,158

Real estate – home equity lines of credit	2,200	335	2,535

Real estate – commercial	10,115	10,099	20,214

Consumer	325	3	328
Total	$41,938	37,217	79,155

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2014.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$191	35	187	36,871	37,284
Commercial - secured	1,003	373	2,927	102,671	106,974
Secured by inventory and accounts receivable	30	225	454	21,761	22,470

Real estate – construction, land development & other land loans	1,950	139	7,891	247,535	257,515

Real estate – residential, farmland, and multi-family	11,272	3,218	24,459	807,884	846,833

Real estate – home equity lines of credit	1,585	352	2,573	194,067	198,577

Real estate - commercial	3,738	996	11,070	738,981	754,785

Consumer	695	131	505	41,865	43,196
Total non-covered	$20,464	5,469	50,066	2,191,635	2,267,634
Unamortized net deferred loan costs					946
Total non-covered loans					$2,268,580

Covered loans	$4,385	964	10,508	111,737	127,594

Total loans	$24,849	6,433	60,574	2,303,372	2,396,174

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2014.

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2013.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$347	94	222	36,352	37,015
Commercial - secured	1,233	462	2,662	117,923	122,280
Secured by inventory and accounts receivable	438	767	545	19,426	21,176

Real estate – construction, land development & other land loans	2,304	1,391	8,055	232,920	244,670

Real estate – residential, farmland, and multi-family	11,682	2,631	17,814	837,260	869,387

Real estate – home equity lines of credit	1,465	305	2,200	194,157	198,127

Real estate - commercial	3,196	214	10,115	696,081	709,606

Consumer	494	187	325	48,690	49,696
Total non-covered	$21,159	6,051	41,938	2,182,809	2,251,957
Unamortized net deferred loan costs					928
Total non-covered loans					$2,252,885

Covered loans	$5,179	768	37,217	167,145	210,309

Total loans	$26,338	6,819	79,155	2,349,954	2,463,194

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2013.

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2014.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2014

Beginning balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263
Charge-offs	(4,039)	(2,148)	(4,417)	(912)	(3,048)	(1,724)	—	(16,288)
Recoveries	140	398	331	45	181	451	—	1,546
Transfer from covered category	36	813	51	—	833	4	—	1,737
Provisions	4,822	(5,559)	(1,387)	2,760	5,555	597	299	7,087
Ending balance	$8,391	6,470	9,720	3,731	9,045	841	147	38,345

Ending balances as of December 31, 2014: Allowance for loan losses

Individually evaluated for impairment	$211	415	1,686	—	165	—	—	2,477

Collectively evaluated for impairment	$8,180	6,055	8,034	3,731	8,880	841	147	35,868

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2014:

Ending balance – total	$166,728	257,515	846,833	198,577	754,785	43,196	—	2,267,634
Unamortized net deferred loan costs								946
Total non-covered loans								2,268,580

Ending balances as of December 31, 2014: Loans

Individually evaluated for impairment	$784	7,991	24,010	476	20,263	7	—	53,531

Collectively evaluated for impairment	$165,944	249,524	822,823	198,101	733,875	43,189	—	2,213,456

Loans acquired with deteriorated credit quality	$—	—	—	—	647	—	—	647

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2013.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2013

Beginning balance	$4,687	12,856	14,082	1,884	5,247	1,939	948	41,643
Charge-offs	(4,418)	(2,739)	(3,732)	(1,314)	(4,346)	(2,174)	(660)	(19,383)
Recoveries	299	743	753	87	1,381	474	—	3,737
Provisions	6,864	2,106	4,039	1,181	3,242	1,274	(440)	18,266
Ending balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263

Ending balances as of December 31, 2013: Allowance for loan losses

Individually evaluated for impairment	$202	544	1,162	1	649	1	—	2,559

Collectively evaluated for impairment	$7,230	12,422	13,980	1,837	4,875	1,512	(152)	41,704

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2013:

Ending balance – total	$180,471	244,670	869,387	198,127	709,606	49,696	—	2,251,957
Unamortized net deferred loan costs								923
Total non-covered loans								2,252,885

Ending balances as of December 31, 2013: Loans

Individually evaluated for impairment	$582	8,027	19,111	22	16,894	13	—	44,649

Collectively evaluated for impairment	$179,889	236,643	850,276	198,105	692,712	49,683	—	2,207,308

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2014.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2014
Beginning balance	$4,242
Charge-offs	(6,948)
Recoveries	3,616
Transferred to non-covered	(1,737)
Provisions	3,108
Ending balance	$2,281
Ending balances as of December 31, 2014: Allowance for loan losses

Individually evaluated for impairment	$1,161
Collectively evaluated for impairment	1,046
Loans acquired with deteriorated credit quality	74

Loans receivable as of December 31, 2014:

Ending balance – total	$127,594

Ending balances as of December 31, 2014: Loans

Individually evaluated for impairment	$11,484
Collectively evaluated for impairment	114,160
Loans acquired with deteriorated credit quality	1,950

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2013.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2013
Beginning balance	$4,759
Charge-offs	(13,053)
Recoveries	186
Provisions	12,350
Ending balance	$4,242

Ending balances as of December 31, 2013: Allowance for loan losses

Individually evaluated for impairment	$3,112
Collectively evaluated for impairment	1,105
Loans acquired with deteriorated credit quality	25

Loans receivable as of December 31, 2013:

Ending balance – total	$210,309

Ending balances as of December 31, 2013: Loans

Individually evaluated for impairment	$43,107
Collectively evaluated for impairment	164,060
Loans acquired with deteriorated credit quality	3,142

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$33	35	—	20
Commercial - secured	5	6	—	95
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	6,877	7,944	—	6,430

Real estate – residential, farmland, and multi-family	9,165	10,225	—	7,776

Real estate – home equity lines of credit	476	498	—	388

Real estate – commercial	17,409	20,786	—	11,911

Consumer	7	10	—	7
Total non-covered impaired loans with no allowance	$33,972	39,504	—	26,627

Total covered impaired loans with no allowance	$8,097	12,081	—	16,986

Total impaired loans with no allowance recorded	$42,069	51,585	—	43,613

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$140	143	47	142
Commercial - secured	606	612	164	550
Secured by inventory and accounts receivable	—	—	—	15

Real estate – construction, land development & other land loans	1,114	3,243	415	1,487

Real estate – residential, farmland, and multi-family	14,845	15,257	1,686	14,418

Real estate – home equity lines of credit	—	—	—	4

Real estate – commercial	3,501	3,530	165	6,420

Consumer	—	—	—	8
Total non-covered impaired loans with allowance	$20,206	22,785	2,477	23,044

Total covered impaired loans with allowance	$5,220	5,719	1,229	8,513

Total impaired loans with an allowance recorded	$25,426	28,504	3,706	31,557

Interest income recorded on non-covered and covered impaired loans during the year ended December 31, 2014 was insignificant.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	—
Commercial - secured	—	—	—	334
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	6,398	6,907	—	5,005

Real estate – residential, farmland, and multi-family	3,883	4,429	—	2,329

Real estate – home equity lines of credit	—	—	—	—

Real estate – commercial	7,324	9,008	—	9,981

Consumer	—	—	—	—
Total non-covered impaired loans with no allowance	$17,605	20,344	—	17,649

Total covered impaired loans with no allowance	$29,058	48,785	—	39,215

Total impaired loans with no allowance recorded	$46,663	69,129	—	56,864

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$115	115	63	72
Commercial - secured	392	394	64	1,081
Secured by inventory and accounts receivable	75	75	75	80

Real estate – construction, land development & other land loans	1,629	2,148	544	2,339

Real estate – residential, farmland, and multi-family	15,228	15,642	1,162	13,417

Real estate – home equity lines of credit	22	22	1	637

Real estate – commercial	9,570	10,873	649	5,914

Consumer	13	35	1	466
Total non-covered impaired loans with allowance	$27,044	29,304	2,559	24,006

Total covered impaired loans with allowance	$17,068	22,367	3,133	14,343

Total impaired loans with an allowance recorded	$44,112	51,671	5,692	38,349

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength, including non-cash secured or unsecured loans that have no minor or major exceptions to the lending guidelines.
3	Loans with documented satisfactory overall financial strength, including non-cash secured or unsecured loans that have no major exceptions to the lending guidelines. If unsecured, loans would include support of a strong guarantor or co-maker.
4	Loans to borrowers with acceptable financial condition, including non-cash secured or unsecured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated. Primary or secondary source of repayment is sufficient and if secured, loan would include the support of a satisfactory guarantor or co-maker.
Watch or Standard:
9	Existing loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated. Potential for loss is possible.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected. Loss is not only possible, but probable.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable. Loss appears imminent, but the exact amount and timing is uncertain.
8	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2014.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Pass – Acceptable/ Average (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$17,856	15,649	5	1,356	2,231	187	37,284
Commercial - secured	32,812	62,361	62	4,481	4,331	2,927	106,974
Secured by inventory and accounts receivable	10,815	9,928	—	767	506	454	22,470

Real estate – construction, land development & other land loans	87,806	135,072	771	13,066	12,909	7,891	257,515

Real estate – residential, farmland, and multi-family	221,581	520,790	4,536	40,993	34,474	24,459	846,833

Real estate – home equity lines of credit	122,528	62,642	1,135	5,166	4,533	2,573	198,577

Real estate - commercial	223,197	465,395	9,057	30,318	15,748	11,070	754,785

Consumer	25,520	15,614	54	855	648	505	43,196
Total	$742,115	1,287,451	15,620	97,002	75,380	50,066	2,267,634
Unamortized net deferred loan costs							946
Total non-covered loans							$2,268,580

Total covered loans	$14,349	70,989	632	10,503	20,613	10,508	$127,594

Total loans	$756,464	1,358,440	16,252	107,505	95,993	60,574	$2,396,174

At December 31, 2014, there was an insignificant amount of loans that were graded “8” with an accruing status.

As previously discussed, on July 1, 2014, the Company transferred $39.7 million of loans from the covered category to the non-covered category as a result of the scheduled expiration of one of the Company’s loss-share agreements with the FDIC. Approximately $2.8 million of those loans were “Special Mention Loans”, $5.5 million were “Classified Loans”, and $9.7 million were “Nonaccrual Loans.”

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2013.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Pass – Acceptable / Average (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$8,495	24,415	7	1,509	2,367	222	37,015
Commercial - secured	31,494	77,441	100	5,597	4,986	2,662	122,280
Secured by inventory and accounts receivable	4,098	12,800	—	2,022	1,711	545	21,176

Real estate – construction, land development & other land loans	31,221	181,050	2,365	11,646	10,333	8,055	244,670

Real estate – residential, farmland, and multi-family	227,053	540,349	5,062	41,583	37,526	17,814	869,387

Real estate – home equity lines of credit	120,205	63,400	1,499	5,699	5,124	2,200	198,127

Real estate - commercial	115,397	533,680	10,014	24,557	15,843	10,115	709,606

Consumer	25,703	21,790	54	829	995	325	49,696
Total	$563,666	1,454,925	19,101	93,442	78,885	41,938	2,251,957
Unamortized net deferred loan costs							928
Total non-covered loans							$2,252,885

Total covered loans	$25,078	92,147	—	8,857	47,010	37,217	$210,309

Total loans	$588,744	1,547,072	19,101	102,299	125,895	79,155	$2,463,194

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

The vast majority of the Company’s troubled debt restructurings modified during the year ended December 31, 2014 and 2013 related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

The following table presents information related to loans modified in a troubled debt restructuring during the years ended December 31, 2014 and 2013.

($ in thousands)	For the year ended December 31, 2014			For the year ended December 31, 2013
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural:
Commercial – unsecured	—	$—	$—	1	$66	$66
Commercial – secured	—	—	—	6	391	391
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	3	1,786	1,786
Real estate – residential, farmland, and multi-family	11	2,571	2,571	11	1,530	1,532
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	2	2,416	2,415	9	6,191	6,191
Consumer	—	—	—	1	14	14

Non-covered TDRs – Nonaccrual
Commercial, financial, and agricultural:
Commercial – unsecured	—	—	—	—	—	—
Commercial – secured	1	15	15	—	—	—
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	3	800	800
Real estate – residential, farmland, and multi-family	8	770	769	11	1,187	1,187
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	2	98	98	1	398	398
Consumer	—	—	—	—	—	—

Total non-covered TDRs arising during period	24	5,870	5,868	46	12,363	12,365

Total covered TDRs arising during period– Accruing	5	$944	$927	10	$1,758	$1,811
Total covered TDRs arising during period – Nonaccrual	8	966	933	1	187	167

Total TDRs arising during period	37	$7,780	$7,728	57	$14,308	$14,343

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the years ended December 31, 2014 and 2013 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the year ended December 31, 2014		For the year ended December 31, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Non-covered accruing TDRs that subsequently defaulted
Real estate – construction, land development & other land loans	1	$5	1	$342
Real estate – residential, farmland, and multi-family	—	—	1	252
Real estate – commercial	1	71	—	—

Total non-covered TDRs that subsequently defaulted	2	$76	2	$594

Total accruing covered TDRs that subsequently defaulted	1	$353	1	$3,501

Total accruing TDRs that subsequently defaulted	3	$429	3	$4,095

Note 5. Premises and Equipment

Premises and equipment at December 31, 2014 and 2013 consisted of the following:

($ in thousands)	2014	2013

Land	$23,911	23,893
Buildings	65,130	64,518
Furniture and equipment	35,423	35,281
Leasehold improvements	1,323	1,882
Total cost	125,787	125,574
Less accumulated depreciation and amortization	(50,674)	(48,126)
Net book value of premises and equipment	$75,113	77,448

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

At December 31, 2014 and 2013, the FDIC indemnification asset was comprised of the following components:

($ in thousands)	2014	2013
Receivable related to loss claims incurred, not yet reimbursed	$6,899	12,649
Receivable related to estimated future claims on loans	14,933	33,398
Receivable related to estimated future claims on foreclosed real estate	737	2,575
FDIC indemnification asset	$22,569	48,622

The following presents a rollforward of the FDIC indemnification asset since January 1, 2012.

($ in thousands)
Balance at January 1, 2012	$121,677
Increase related to unfavorable change in loss estimates	16,984
Increase related to reimbursable expenses	6,947
Cash received	(29,796)
Accretion of loan discount	(13,173)
Other	(80)
Balance at December 31, 2012	$102,559
Increase related to unfavorable changes in loss estimates	9,312
Increase related to reimbursable expenses	5,352
Cash received	(49,572)
Accretion of loan discount	(16,160)
Other	(2,869)
Balance at December 31, 2013	$48,622
Increase related to unfavorable changes in loss estimates	2,923
Increase related to reimbursable expenses	3,925
Cash received	(17,724)
Accretion of loan discount	(15,281)
Other	104
Balance at December 31, 2014	$22,569

Note 7. Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2014 and December 31, 2013 and the carrying amount of unamortized intangible assets as of those same dates. In 2013, the Company recorded a core deposit premium intangible of $586,000 in connection with the acquisition of two branches, which is being amortized on a straight-line basis over the estimated life of the related deposits of seven years.

	December 31, 2014		December 31, 2013
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$678	505	678	462
Core deposit premiums	8,560	6,675	8,560	5,942
Total	$9,238	7,180	9,238	6,404

Unamortized intangible assets:
Goodwill	$65,835		65,835

Amortization expense totaled $777,000, $860,000 and $897,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Goodwill is evaluated for impairment on at least an annual basis – see Note 1(q). For each of the years presented, the Company’s evaluation indicated that there was no goodwill impairment.

The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2019 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
2015	$721
2016	654
2017	404
2018	129
2019	122
Thereafter	28
Total	$2,058

Note 8. Income Taxes

Total income taxes for the years ended December 31, 2014, 2013 and 2012 were allocated as follows:

(In thousands)	2014	2013	2012

Allocated to net income	$13,535	12,081	(16,952)
Allocated to stockholders’ equity, for unrealized holding gain/loss on debt and equity securities for financial reporting purposes	518	(2,072)	(237)
Allocated to stockholders’ equity, for tax benefit of pension liabilities	(2,103)	3,399	5,824
Total income taxes	$11,950	13,408	(11,365)

The components of income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 are as follows:

(In thousands)		2014	2013	2012

Current	- Federal	$1,316	9,812	(8,401)
	- State	903	(467)	(43)
Deferred	- Federal	10,104	168	(5,914)
	- State	1,212	2,568	(2,594)
Total		$13,535	12,081	(16,952)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2014 and 2013 are presented below:

(In thousands)	2014	2013

Deferred tax assets:
Allowance for loan losses	$14,558	18,459
Excess book over tax SERP retirement plan cost	2,566	2,572
Deferred compensation	78	94
Federal & state net operating loss carryforwards	1,066	10,901
Accruals, book versus tax	1,779	1,604
Pension liability adjustments	100	—
Foreclosed real estate	1,222	2,781
Nonqualified stock options	521	522
Partnership investments	219	237
Unrealized gain on securities available for sale	270	789
All other	212	618
Gross deferred tax assets	22,591	38,577
Less: Valuation allowance	(125)	(109)
Net deferred tax assets	22,466	38,468
Deferred tax liabilities:
Loan fees	(1,413)	(1,536)
Excess tax over book pension cost	(1,316)	(806)
Depreciable basis of fixed assets	(1,197)	(1,835)
Amortizable basis of intangible assets	(10,582)	(9,732)
Pension liability adjustments	—	(2,003)
FHLB stock dividends	(422)	(423)
Basis differences in assets acquired in FDIC transactions	(2,322)	(7,163)
All other	(23)	(48)
Gross deferred tax liabilities	(17,275)	(23,546)
Net deferred tax asset (liability) - included in other assets	$5,191	14,922

A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related 2014 and 2013 deferred tax expense (benefit) of approximately $518,000 and ($2,072,000) respectively, has been recorded directly to shareholders’ equity. Additionally, a portion of the annual change in the net deferred tax asset relates to pension adjustments. The related 2014 and 2013 deferred tax expense (benefit) of ($2,103,000) and $3,399,000 respectively, has been recorded directly to shareholders’ equity. The balance of the 2014 decrease in the net deferred tax asset of $11,316,000 is reflected as a deferred income tax expense, and the balance of the 2013 decrease in the net deferred tax asset of $2,736,000 is reflected as a deferred income tax expense in the consolidated statement of income.

The valuation allowances for 2014 and 2013 relate primarily to state net operating loss carryforwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. The Company adjusted its net deferred income tax asset as a result of reductions in the North Carolina corporate income tax rate, which reduced the state income tax rate to 5% effective January 1, 2015.

The Company had no significant uncertain tax positions, and thus no reserve for uncertain tax positions has been recorded. Additionally, the Company determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate. The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses”.

We are subject to routine audits of our tax returns by the Internal Revenue Service and various state taxing authorities.  The Company’s tax returns are subject to income tax audit by federal and state agencies beginning with the year 2010.  There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

Retained earnings at December 31, 2014 and 2013 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

The following is a reconcilement of federal income tax expense at the statutory rate of 35% to the income tax provision reported in the financial statements.

(In thousands)	2014	2013	2012

Tax provision at statutory rate	$13,486	11,473	(14,125)
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(832)	(818)	(831)
Low income housing tax credits	(179)	(150)	(181)
Non-deductible interest expense	11	15	23
State income taxes, net of federal benefit	1,375	1,366	(1,714)
Change in valuation allowance	16	(3)	31
Other, net	(342)	198	(155)
Total	$13,535	12,081	(16,952)

Note 9. Time Deposits and Related Party Deposits

At December 31, 2014, the scheduled maturities of time deposits were as follows:

($ in thousands)

2015	$622,614
2016	118,984
2017	46,606
2018	18,126
2019	10,019
Thereafter	4,105
$820,454

Deposits received from executive officers and directors and their associates totaled approximately $25,388,000 and $29,128,000 at December 31, 2014 and 2013, respectively. These deposit accounts have substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other non-related depositors.

As of December 31, 2014 and 2013, the Company held $256.7 million and $297.8 million respectively, in time deposits of $250,000 or more (which is the current FDIC insurance limit for insured deposits at December 31, 2014). Included in these deposits were brokered deposits of $82.8 million and $108.4 million at December 31, 2014 and 2013, respectively.

Note 10. Borrowings and Borrowings Availability

The following tables present information regarding the Company’s outstanding borrowings at December 31, 2014 and 2013:

Description - 2014	Due date	Call Feature	2014 Amount	Interest Rate

FHLB Term Note	1/29/15	None	$50,000,000	0.20% fixed
FHLB Term Note	9/30/15	None	20,000,000	0.44% fixed
Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	20,620,000	2.96% at 12/31/14 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	1.65% at 12/31/14 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate as of December 31, 2014			$116,394,000	1.05%

Description - 2013	Due date	Call Feature	2013 Amount	Interest Rate

Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	$20,620,000	2.95% at 12/31/13 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	1.64% at 12/31/13 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate as of December 31, 2013			$46,394,000	2.22%

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

At December 31, 2014, the Company had three sources of readily available borrowing capacity – 1) an approximately $423 million line of credit with the FHLB, of which $70 million was outstanding at December 31, 2014 and none was outstanding at December 31, 2013, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2014 or 2013, and 3) an approximately $78 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2014 or 2013.

The Company’s line of credit with the FHLB totaling approximately $423 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio. The borrowing capacity was reduced by $193 million at both December 31, 2014 and 2013, as a result of the Company pledging letters of credit for public deposits at each of those dates. Accordingly, the Company’s unused FHLB line of credit was $160 million at December 31, 2014.

The Company’s correspondent bank relationship allows the Company to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased). The Company had no borrowings outstanding under this line at December 31, 2014 or 2013.

The Company has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate). Based on the collateral owned by the Company as of December 31, 2014, the available line of credit was approximately $78 million. The Company had no borrowings outstanding under this line of credit at December 31, 2014 or 2013.

Note 11. Leases

Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $1.2 million in 2014, $1.1 million in 2013, and $1.3 million in 2012.

Future obligations for minimum rentals under noncancelable operating leases at December 31, 2014 are as follows:

($ in thousands)

Year ending December 31:
2015	$952
2016	766
2017	675
2018	506
2019	319
Thereafter	903
Total	$4,121

Note 12. Employee Benefit Plans

401(k) Plan. The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code. New employees who have met the age requirement are automatically enrolled in the plan at a 5% deferral rate on the next plan Entry Date. The automatic deferral can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan. The Company contributes an amount equal to the sum of 1) 100% of the employee’s salary contributed up to 3% and 2) 50% of the employee’s salary contributed between 3% and 5%. Company contributions are 100% vested immediately. The Company’s matching contribution expense was $1.4 million, $1.4 million, and $1.2 million, for the years ended December 31, 2014, 2013, and 2012, respectively. Although discretionary contributions by the Company are permitted by the plan, the Company did not make any such contributions in 2014, 2013 or 2012. The Company’s matching and discretionary contributions are made according to the same investment elections each participant has established for their deferral contributions. Effective July 1, 2014, employees are permitted to invest their own contributions in Company stock.

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

During the second quarter of 2009, the Company amended the Pension Plan to limit eligibility to employees hired prior to June 19, 2009. Effective December 31, 2012, the Company froze the Pension Plan for all participants. Although no previously accrued benefits were lost, employees no longer accrue benefits for service subsequent to 2012. The Company made the decision to freeze the Pension Plan because of the uncertainty of future costs and to have a uniform set of benefits for all employees. The freezing of the Pension Plan resulted in an immediate $6.6 million reduction in its benefit obligation, which is referred to as a “curtailment gain” in the table below. The curtailment gain reduced the difference between the assets of the Pension Plan and its benefit obligation, and therefore had the effect of lowering the corresponding liability of the plan and lowering the amount of accumulated other comprehensive loss, which resulted in an increase in shareholders’ equity at the time of the freeze.

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. As discussed below, the contributions are invested to provide for benefits under the Pension Plan. The Company did not make any contributions to the Pension Plan in 2014 or 2013 and contributed $2,500,000 to the Plan for the year ended December 31, 2012. The Company does not expect to contribute to the Pension Plan in 2015.

The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

($ in thousands)	2014	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$30,548	32,272	40,084
Service cost	—	—	1,835
Interest cost	1,461	1,284	1,451
Actuarial (gain) loss	5,320	(2,343)	(4,006)
Benefits paid	(1,714)	(665)	(503)
Curtailment gain	—	—	(6,589)
Benefit obligation at end of year	35,615	30,548	32,272
Change in plan assets
Plan assets at beginning of year	36,333	30,124	24,466
Actual return on plan assets	2,663	6,874	3,661
Employer contributions	—	—	2,500
Benefits paid	(1,714)	(665)	(503)
Plan assets at end of year	37,282	36,333	30,124

Funded status at end of year	$1,667	5,785	(2,148)

The accumulated benefit obligation related to the Pension Plan was $35,615,000, $30,548,000, and $32,272,000 at December 31, 2014, 2013, and 2012, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2014 and 2013 as it relates to the Pension Plan, excluding the related deferred tax assets.

($ in thousands)	2014	2013

Other assets	$1,667	5,785
Other liabilities	—	—
	$1,667	5,785

The following table presents information regarding the amounts recognized in accumulated other comprehensive income (AOCI) at December 31, 2014 and 2013, as it relates to the Pension Plan.

($ in thousands)	2014	2013

Net gain (loss)	$(1,857)	3,579
Prior service cost	—	—
Amount recognized in AOCI before tax effect	(1,857)	3,579
Tax (expense) benefit	724	(1,396)
Net amount recognized as increase (decrease) to AOCI	$(1,133)	2,183

The following table reconciles the beginning and ending balances of accumulated other comprehensive income (AOCI) at December 31, 2014 and 2013, as it relates to the Pension Plan:

($ in thousands)	2014	2013

Accumulated other comprehensive loss at beginning of fiscal year	$2,183	(2,063)
Net gain (loss) arising during period	(5,436)	6,910
Prior service cost	—	—
Transition Obligation	—	—
Amortization of unrecognized actuarial loss	—	49
Amortization of prior service cost and transition obligation	—	—
Tax (expense) benefit of changes during the year, net	2,120	(2,713)
Accumulated other comprehensive gain (loss) at end of fiscal year	$(1,133)	2,183

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

($ in thousands)	2014	2013

Prepaid pension cost as of beginning of fiscal year	$2,206	1,232
Net periodic pension income (cost) for fiscal year	1,318	974
Actual employer contributions	—	—
Prepaid pension asset as of end of fiscal year	$3,524	2,206

Net pension (income) cost for the Pension Plan included the following components for the years ended December 31, 2014, 2013, and 2012:

($ in thousands)	2014	2013	2012

Service cost – benefits earned during the period	$—	—	1,835
Interest cost on projected benefit obligation	1,461	1,284	1,451
Expected return on plan assets	(2,779)	(2,307)	(1,969)
Net amortization and deferral	—	49	559
Net periodic pension (income) cost	$(1,318)	(974)	1,876

The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2015	$1,035
Year ending December 31, 2016	1,198
Year ending December 31, 2017	1,285
Year ending December 31, 2018	1,428
Year ending December 31, 2019	1,524
Years ending December 31, 2020-2024	8,925

For each of the years ended December 31, 2014, 2013, and 2012, the Company used an expected long-term rate-of-return-on-assets assumption of 7.75%. The Company arrived at this rate based primarily on a third-party investment consulting firm’s historical analysis of investment returns, which indicated that the mix of the Pension Plan’s assets (generally 75% equities and 25% fixed income) can be expected to return approximately 7.75% on a long term basis.

Funds in the Pension Plan are invested in a mix of investment types in accordance with the Pension Plan’s investment policy, which is intended to provide an average annual rate of return of 7% to 10%, while maintaining proper diversification. Except for Company stock, all of the Pension Plan’s assets are invested in an unaffiliated bank money market account or mutual funds. The investment policy of the Pension Plan does not permit the use of derivatives, except to the extent that derivatives are used by any of the mutual funds invested in by the Pension Plan. The following table presents the targeted mix of the Pension Plan’s assets as of December 31, 2014, as set out by the Plan’s investment policy:

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

The Pension Plan’s investment strategy contains certain investment objectives and risks for each permitted investment category. To ensure that risk and return characteristics are consistently followed, the Pension Plan’s investments are reviewed at least semi-annually and rebalanced within the acceptable range. Performance measurement of the investments employs the use of certain investment category and peer group benchmarks. The investment category benchmarks as of December 31, 2014 are as follows:

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

The Pension Plan invests in various investment securities which are exposed to various risks such as interest rate, market, and credit risks. All of these risks are monitored and managed by the Company. No significant concentration of risk exists within the plan assets at December 31, 2014.

The fair values of the Company’s pension plan assets at December 31, 2014, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$447	—	447	—
US government bond fund	3,385	3,385	—	—
US corporate bond fund	3,377	3,377	—	—
US corporate high yield bond fund	1,741	1,741	—	—

Equity investments
Large cap value fund	7,669	7,669	—	—
Large cap growth fund	7,694	7,694	—	—
Small cap growth fund	3,162	3,162	—	—
Mid cap growth fund	3,983	3,983	—	—
Foreign equity fund	3,611	3,611	—	—
Company stock	2,213	2,213	—	—
Total	$37,282	36,835	447	—

The fair values of the Company’s pension plan assets at December 31, 2013, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$292	—	292	—
US government bond fund	3,257	3,257	—	—
US corporate bond fund	3,231	3,231	—	—
US corporate high yield bond fund	1,688	1,688	—	—

Equity investments
Large cap value fund	7,512	7,512	—	—
Large cap growth fund	7,740	7,740	—	—
Small cap growth fund	3,142	3,142	—	—
Mid cap growth fund	3,783	3,783	—	—
Foreign equity fund	3,696	3,696	—	—
Company stock	1,992	1,992	—	—
Total	$36,333	36,041	292	—

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2014 and 2013.

-	Money market fund: Valued at net asset value (“NAV”), which can be validated with a sufficient level of observable activity (i.e. purchases and sales at NAV), and therefore, the funds were classified within Level 2 of the fair value hierarchy.
-	Mutual funds: Valued at the daily closing price as reported by the fund. Mutual funds held by the Plan are open-end mutual funds that are registered with the Securities and Exchange Commission and are deemed to be actively traded.
-	Common stock: Valued at the closing price reported on the active market on which the individual securities are traded.

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

The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2014	2013	2012
Change in benefit obligation
Projected benefit obligation at beginning of year	$5,292	6,813	8,064
Service cost	272	304	303
Interest cost	212	203	280
Actuarial (gain) loss	(265)	(1,856)	(1,201)
Benefits paid	(295)	(172)	(146)
Curtailment gain	—	—	(487)
Projected benefit obligation at end of year	5,216	5,292	6,813
Plan assets	—	—	—
Funded status at end of year	$(5,216)	(5,292)	(6,813)

The accumulated benefit obligation related to the SERP was $5,216,000, $5,292,000, and $6,813,000 at December 31, 2014, 2013, and 2012, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2014 and 2013 as it relates to the SERP, excluding the related deferred tax assets.

($ in thousands)	2014	2013

Other assets – prepaid pension asset (liability)	$(6,816)	(6,848)
Other assets (liabilities)	1,600	1,556
	$(5,216)	(5,292)

The following table presents information regarding the amounts recognized in AOCI at December 31, 2014 and 2013.

($ in thousands)	2014	2013

Net gain (loss)	$1,600	1,556
Prior service cost	—	—
Amount recognized in AOCI before tax effect	1,600	1,556
Tax (expense) benefit	(624)	(607)
Net amount recognized as increase (decrease) to AOCI	$976	949

The following table reconciles the beginning and ending balances of accumulated other comprehensive income (AOCI) at December 31, 2014 and 2013, as it relates to the SERP:

($ in thousands)	2014	2013

Accumulated other comprehensive loss at beginning of fiscal year	$949	(120)
Net gain (loss) arising during period	265	1,856
Prior service cost	—	—
Amortization of unrecognized actuarial loss	(221)	(101)
Amortization of prior service cost and transition obligation	—	—
Tax expense related to changes during the year, net	(17)	(686)
Accumulated other comprehensive income (loss) at end of fiscal year	$976	949

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2014	2013

Prepaid pension cost (liability) as of beginning of fiscal year	$(6,848)	(6,614)
Net periodic pension cost for fiscal year	(263)	(406)
Benefits paid	295	172
Prepaid pension cost (liability) as of end of fiscal year	$(6,816)	(6,848)

Net pension cost for the SERP included the following components for the years ended December 31, 2014, 2013, and 2012:

($ in thousands)	2014	2013	2012

Service cost – benefits earned during the period	$272	304	303
Interest cost on projected benefit obligation	212	203	280
Net amortization and deferral	(221)	(101)	19
Net periodic pension cost	$263	406	602

The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2015	$241
Year ending December 31, 2016	301
Year ending December 31, 2017	314
Year ending December 31, 2018	389
Year ending December 31, 2019	385
Years ending December 31, 2020-2024	2,044

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2014, 2013, and 2012:

	2014		2013		2012
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	4.78%	4.78%	3.97%	3.97%	4.39%	4.39%
Discount rate used to calculate end of year liability disclosures	3.82%	3.82%	4.78%	4.78%	3.97%	3.97%
Expected long-term rate of return on assets	7.75%	n/a	7.75%	n/a	7.75%	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	3.50%	3.50%

The Company’s discount rate policy is based on a calculation of the Company’s expected pension payments, with those payments discounted using the Citigroup Pension Index yield curve.

Note 13. Commitments, Contingencies, and Concentrations of Credit Risk

See Note 11 with respect to future obligations under noncancelable operating leases.

In the normal course of the Company’s business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit that are not reflected in the financial statements. The following table presents the Company’s outstanding loan commitments at December 31, 2014.

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$56	129	185
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	65	191	256
Total	$121	320	441

At December 31, 2014 and 2013, the Company had $14.1 million and $14.5 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a guarantee made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the standby letter of credit. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past two years, the Company has only had to honor a few standby letters of credit, which have been or are being repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.

The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company. In November 2014, the Company received a Wells Notice from the SEC related to the Company’s alleged failure to disclose certain related party transactions from 2009 - 2011. Since receipt of the Wells Notice letter, the Company has pursued negotiation discussions with the SEC staff in an attempt to resolve these matters. Based upon the discussion to date, management believes it is more likely than not that a settlement will be reached, involving a cease and desist order regarding these matters, but without any admissions by the Company, and a financial penalty in an amount that is not expected to have a material effect on the Company.

The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Beaufort, Bladen, Brunswick, Buncombe, Cabarrus, Carteret, Chatham, Columbus, Dare, Davidson, Duplin, Guilford, Harnett, Hoke, Iredell, Lee, Montgomery, Moore, New Hanover, Onslow, Pitt, Randolph, Richmond, Robeson, Rockingham, Rowan, Scotland, Stanly and Wake Counties in North Carolina, Chesterfield, Dillon, and Florence Counties in South Carolina, and Montgomery, Roanoke, Washington and Wythe Counties in Virginia. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

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

The Company’s investment portfolio consists principally of obligations of government-sponsored enterprises, mortgage-backed securities guaranteed by government-sponsored enterprises, corporate bonds, FHLB stock and general obligation municipal securities. The following are the fair values at December 31, 2014 of available for sale and held to maturity securities to any one issuer/guarantor that exceed $2.0 million, with such amounts representing the maximum amount of credit risk that the Company would incur if the issuer did not repay the obligation.

($ in thousands) Issuer	Amortized Cost	Fair Value
Freddie Mac – mortgage-backed securities	$88,585	88,815
Fannie Mae – mortgage-backed securities	63,032	63,013
Small Business Administration	52,696	51,656
Ginnie Mae - mortgage-backed securities	50,407	50,610
Federal Farm Credit bonds	17,546	17,531
Federal Home Loan Bank System - bonds	10,000	9,990
Federal Home Loan Bank of Atlanta - common stock	6,016	6,016
Craven County, North Carolina municipal bond	3,598	3,849
Spartanburg, South Carolina Sanitary Sewer District municipal bond	3,279	3,542
South Carolina State municipal bond	2,152	2,361
Virginia State Housing Authority municipal bond	2,098	2,277

The Company places its deposits and correspondent accounts with the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, BB&T, and Bank of America and sells its federal funds to Bank of America. At December 31, 2014, the Company had deposits in the Federal Home Loan Bank of Atlanta totaling $3.3 million, deposits of $140.5 million in the Federal Reserve Bank, deposits of $33.4 million in Bank of America, and deposits of $2.5 million with BB&T. None of the deposits held at the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank are FDIC-insured, however the Federal Reserve Bank is a government entity and therefore risk of loss is minimal. The deposits held at Bank of America and BB&T are FDIC-insured up to $250,000. The Company also had $24.8 million in deposits with various holders through an internet-based CD marketplace. All of these deposits are 100% FDIC-insured.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2014.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$27,521	—	27,521	—
Mortgage-backed securities	129,510	—	129,510	—
Corporate bonds	865	—	865	—
Equity securities	6,138	—	6,138	—
Total available for sale securities	$164,034	—	164,034	—

Nonrecurring
Impaired loans – covered	$5,220	—	—	5,220
Impaired loans – non-covered	20,512	—	—	20,512
Foreclosed real estate – covered	2,350	—	—	2,350
Foreclosed real estate – non-covered	9,771	—	—	9,771

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

Impaired loans — Fair values for impaired loans in the above table are measured on a non-recurring basis and are based on the underlying collateral values securing the loans, adjusted for estimated selling costs, or the net present value of the cash flows expected to be received for such loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined using an income or market valuation approach based on an appraisal conducted by an independent, licensed third party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income (Loss).

Foreclosed real estate – Foreclosed real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value. Fair value is measured on a non-recurring basis and is based upon independent market prices or current appraisals that are generally prepared using an income or market valuation approach and conducted by an independent, licensed third party appraiser, adjusted for estimated selling costs (Level 3). At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. For any real estate valuations subsequent to foreclosure, any excess of the real estate recorded value over the fair value of the real estate is treated as a foreclosed real estate write-down on the Consolidated Statements of Income (Loss). In December 2012, the Company recorded a write-down of $10.6 million related to its non-covered foreclosed properties. This write-down reduced the carrying value of these properties by approximately 29% beyond their standard carrying value as described above. This write-down was recorded because of management’s intent to dispose of these properties in an expedited manner and accept sales prices lower than prior practice.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$5,220	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	20,512	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate – covered	2,350	Appraised value; independent market prices	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	9,771	Appraised value; independent market prices	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-40%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the years ended December 31, 2014 or 2013.

For the years ended December 31, 2014 and 2013, the increase (decrease) in the fair value of securities available for sale was $1,329,000 and ($5,311,000), respectively, which is included in other comprehensive income (net of tax expense (benefit) of $518,000 and ($2,072,000), respectively). Fair value measurement methods at December 31, 2014 and 2013 are consistent with those used in prior reporting periods.

As discussed in Note 1(p), the Company is required to disclose estimated fair values for its financial instruments. Fair value estimates as of December 31, 2014 and 2013 and limitations thereon are set forth below for the Company’s financial instruments. See Note 1(p) for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

		December 31, 2014		December 31, 2013
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$81,068	81,068	83,881	83,881
Due from banks, interest-bearing	Level 1	171,248	171,248	136,644	136,644
Federal funds sold	Level 1	768	768	2,749	2,749
Securities available for sale	Level 2	164,034	164,034	173,041	173,041
Securities held to maturity	Level 2	178,687	182,411	53,995	56,700
Presold mortgages in process of settlement	Level 1	6,019	6,019	5,422	5,422
Total loans, net of allowance	Level 3	2,355,548	2,328,244	2,414,689	2,352,834
Accrued interest receivable	Level 1	8,920	8,920	9,649	9,649
FDIC indemnification asset	Level 3	22,569	21,856	48,622	47,032
Bank-owned life insurance	Level 1	55,421	55,421	44,040	44,040

Deposits	Level 2	2,695,906	2,696,153	2,751,019	2,752,375
Borrowings	Level 2	116,394	105,407	46,394	34,795
Accrued interest payable	Level 2	686	686	879	879

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

Note 15. Equity-Based Compensation Plans

At December 31, 2014, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan, the First Bancorp 2007 Equity Plan, and the First Bancorp 2004 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of December 31, 2014, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants.

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

Recent equity grants to employees have either had performance vesting conditions, service vesting conditions, or both. Compensation expense for these grants is recorded over the various service periods based on the estimated number of equity grants that are probable to vest. No compensation cost is recognized for grants that do not vest and any previously recognized compensation cost will be reversed. As it relates to director equity grants, the Company grants common shares, valued at approximately $16,000 to each non-employee director (currently 10 in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

Pursuant to an employment agreement, the Company granted the chief executive officer 75,000 non-qualified stock options and 40,000 shares of restricted stock during the third quarter of 2012. The option award would have fully vested on December 31, 2014 if the Company achieved a certain earnings target for 2014. The Company did not achieve the applicable target, and as such, the option award was forfeited as of December 31, 2014. No compensation expense was recognized for the option award. The restricted stock award will vest in full on December 31, 2015, if the Company achieves a certain earnings target in 2015, and will be forfeited if the applicable target is not achieved. Compensation expense for the stock grant will be recorded over the period based on the estimated number of restricted stock that is probable to vest. If the award does not vest, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. Based on current conditions, the Company has concluded that it is not probable that the restricted stock award will vest, and thus no compensation expense has been recorded.

Based on the Company’s performance in 2013, the Company granted long-term restricted shares of common stock to the chief executive officer on February 11, 2014 with a two-year minimum vesting period. The total compensation expense associated with the grant was $278,200 and the grant will fully vest on January 1, 2016. One third of this value was expensed during 2013. The Company recorded $92,800 in compensation expense related to this grant during 2014, and expects to record $23,200 in compensation expense each quarter thereafter until the award vests.

The Company granted long-term restricted shares of common stock to certain senior executives on February 23, 2012 with a two year minimum vesting period. The total compensation expense associated with this grant was $58,900 and the grant fully vested on February 23, 2014. The Company recorded $600, $20,900 and $37,400 in compensation expense related to this grant during 2014, 2013 and 2012, respectively.

The Company granted long-term restricted shares of common stock to certain senior executives on February 24, 2011 with a two year minimum vesting period. The total compensation expense associated with this grant was $89,600 and the grant fully vested on February 24, 2013. The Company recorded $6,500 and $41,400 in compensation expense during 2013 and 2012, respectively.

Under the terms of the predecessor plans and the First Bancorp 2014 Equity Plan, stock options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. In a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested .

At December 31, 2014, there were 179,102 stock options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $22.12. At December 31, 2014, there were 989,935 shares remaining available for grant under the First Bancorp 2014 Equity Plan.

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

The Company’s equity grants for 2014 were the issuance of 1) 15,657 shares of long-term restricted stock to the chief executive officer on February 11, 2014, at a fair market value of $17.77 per share, which was the closing price of the Company’s common stock on that date, and 2) 10,065 shares of common stock to non-employee directors on June 2, 2014 (915 shares per director), at a fair market value of $17.60 per share, which was the closing price of the Company’s common stock on that date.

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

The Company recorded total stock-based compensation expense of $270,000, $222,000 and $311,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Of the $270,000 in expense that was recorded in 2014, approximately $177,000 related to the June 2, 2014 director grants, which is classified as “other operating expenses” in the Consolidated Statements of Income (Loss). The remaining $93,000 in expense relates the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $105,000, $87,000, and $121,000 of income tax benefits related to stock based compensation expense in the income statement for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The following table presents information regarding the activity since January 1, 2012 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2012	466,139	$18.83

Granted	75,000	9.76
Exercised	—	—
Forfeited	—	—
Expired	(53,609)	16.97

Balance at December 31, 2012	487,530	$17.64

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(94,872)	17.36

Balance at December 31, 2013	392,658	$17.71

Granted	—	—
Exercised	(4,500)	15.58		$6,525
Forfeited	(75,000)	9.76
Expired	(134,056)	21.10

Outstanding at December 31, 2014	179,102	$18.55	2.14	$239,611

Exercisable at December 31, 2014	179,102	$18.55	2.14	$239,611

In 2014, the Company received $70,000 as a result of stock option exercises. No stock options were exercised in 2013 or 2012. The Company recorded no tax benefits from the exercise of nonqualified stock options during the years ended December 31, 2014, 2013, and 2012.

The following table summarizes information about the stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/14	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/14	Weighted- Average Exercise Price

$13.27 to $15.48	22,500	4.0	$14.35	22,500	$14.35
$15.48 to $17.70	72,602	2.4	16.62	72,602	16.62
$17.70 to $19.91	20,250	2.2	19.61	20,250	19.61
$19.91 to $22.12	63,750	1.1	21.89	63,750	21.89
	179,102	2.1	$18.55	179,102	$18.55

The following table presents information regarding the activity during 2012, 2013, and 2014 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2012	7,259	$14.54

Granted during the period	49,559	9.99
Vested during the period	—	—
Forfeited or expired during the period	(2,474)	12.55

Nonvested at December 31, 2012	54,344	$10.48

Granted during the period	—	—
Vested during the period	(6,163)	14.54
Forfeited or expired during the period	(2,807)	10.96

Nonvested at December 31, 2013	45,374	$9.90

Granted during the period	15,657	17.77
Vested during the period	(15,812)	15.46
Forfeited or expired during the period	—	—

Nonvested at December 31, 2014	45,219	$10.68

Note 16. Regulatory Restrictions

The Company is regulated by the Federal Reserve Board and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the FDIC and the North Carolina Commissioner of Banks.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2014, the Bank had undivided profits of approximately $196,633,000 which were available for the payment of dividends (subject to remaining in compliance with regulatory capital requirements). As of December 31, 2014, approximately $234,401,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

The average reserve balance maintained by the Bank under the requirements of the Federal Reserve Board was approximately $472,000 for the year ended December 31, 2014.

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

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as “well capitalized,” which are presented with the minimum ratios, the Company’s ratios and the Bank’s ratios as of December 31, 2014 and 2013 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework. There are no conditions or events since that notification that management believes have changed the Company’s classification.

Also see Note 19 for discussion of preferred stock transactions that have affected the Company’s capital ratios.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(must equal or exceed)			(must equal or exceed)
As of December 31, 2014
Total Capital Ratio
Company	$393,480	17.60%	$178,811	8.00%	$	N/A	N/A
Bank	391,216	17.52%	178,679	8.00%		223,348	10.00%
Tier I Capital Ratio
Company	365,384	16.35%	89,406	4.00%		N/A	N/A
Bank	363,141	16.26%	89,339	4.00%		134,009	6.00%
Leverage Ratio
Company	365,384	11.61%	125,856	4.00%		N/A	N/A
Bank	363,141	11.55%	125,784	4.00%		157,229	5.00%

As of December 31, 2013
Total Capital Ratio
Company	$374,480	16.79%	$178,270	8.00%	$	N/A	N/A
Bank	371,765	16.69%	178,128	8.00%		222,661	10.00%
Tier I Capital Ratio
Company	346,353	15.53%	89,135	4.00%		N/A	N/A
Bank	343,659	15.42%	89,064	4.00%		133,596	6.00%
Leverage Ratio
Company	346,353	11.18%	123,959	4.00%		N/A	N/A
Bank	343,659	11.10%	123,878	4.00%		154,847	5.00%

Note 17. Supplementary Income Statement Information

Components of other noninterest income/expense exceeding 1% of total income for any of the years ended December 31, 2014, 2013, and 2012 are as follows:

($ in thousands)	2014	2013	2012

Other service charges, commissions, and fees – debit card interchange income	$6,137	5,637	5,262
Other service charges, commissions, and fees – other interchange income	1,786	1,402	1,213

Other operating expenses – interchange expense	1,728	2,508	2,416
Other operating expenses – stationery and supplies	1,710	2,078	2,240
Other operating expenses – telephone and data line expense	1,990	1,489	1,683
Other operating expenses – FDIC insurance expense	3,988	2,618	2,678
Other operating expenses – data processing expense	1,654	—	—
Other operating expenses – dues and subscriptions	1,716	1,580	1,028
Other operating expenses – repossession and collection – non-covered	2,092	2,216	3,107
Other operating expenses – repossession and collection – covered, net of FDIC reimbursements	(1,045)	726	1,642
Other operating expenses – outside consultants	1,663	2,460	1,916
Other operating expenses – legal and audit	1,955	1,204	1,722
Other operating expenses – severance pay	512	1,895	500

Note 18. Condensed Parent Company Information

Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2014	2013
Assets
Cash on deposit with bank subsidiary	$4,272	4,208
Investment in wholly-owned subsidiaries, at equity	430,436	414,212
Premises and Equipment	7	7
Other assets	1,641	1,659
Total assets	$436,356	420,086

Liabilities and shareholders’ equity
Trust preferred securities	$46,394	46,394
Other liabilities	2,263	1,770
Total liabilities	48,657	48,164

Shareholders’ equity	387,699	371,922

Total liabilities and shareholders’ equity	$436,356	420,086

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2014	2013	2012

Dividends from wholly-owned subsidiaries	$9,000	10,500	10,000
Earnings (losses) of wholly-owned subsidiaries, net of dividends	18,343	12,102	(31,493)
Interest expense	(1,007)	(1,025)	(1,111)
All other income and expenses, net	(1,340)	(878)	(802)
Net income (loss)	24,996	20,699	(23,406)

Preferred stock dividends	(868)	(895)	(2,809)

Net income (loss) available to common shareholders	$24,128	19,804	(26,215)

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2014	2013	2012

Operating Activities:
Net income (loss)	$24,996	20,699	(23,406)
Equity in undistributed (earnings) losses of subsidiaries	(18,343)	(12,102)	21,493
Dividend from subsidiaries in excess of earnings	—	—	10,000
Decrease in other assets	23	—	26
Increase (decrease) in other liabilities	489	(217)	199
Total – operating activities	7,165	8,380	8,312
Investing Activities:
Downstream cash investment in subsidiary	—	—	(33,850)
Total – investing activities	—	—	(33,850)
Financing Activities:
Payment of preferred and common cash dividends	(7,171)	(7,507)	(8,463)
Proceeds from issuance of preferred stock	—	—	7,287
Proceeds from issuance of common stock	70	—	26,727
Repurchases of common stock	—	—	(2)
Total - financing activities	(7,101)	(7,507)	25,549
Net increase in cash	64	873	11
Cash, beginning of year	4,208	3,335	3,324
Cash, end of year	$4,272	4,208	3,335

Note 19. Shareholders’ Equity Transactions

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

The Series B Preferred Stock qualifies as Tier 1 capital. The dividend rate, as a percentage of the liquidation amount, fluctuated on a quarterly basis during the first 10 quarters during which the Series B Preferred Stock was outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL”. For the first nine quarters after issuance, the dividend rate could range from one percent (1%) to five percent (5%) per annum based upon the increase in QSBL as compared to the baseline. For the tenth calendar quarter through four and one half years after issuance (the “temporary fixed rate period”), the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of QSBL compared to the baseline. After four and one half years from the issuance, the dividend rate will increase to nine percent (9%). For quarters subsequent to the issuance in 2011, the Company was able to continually increase its level of small business lending and as a result, the dividend rate has steadily decreased from 5.0% in 2011 to 1.0% in early 2013. The Company is now in the “temporary fixed rate period,” in which the dividend rate is fixed for the Company at 1.0%. Unless redeemed, this rate will increase to 9.0% after four and one half years from the stock issuance, which is March 2016 for the Company. Subject to regulatory approval, the Company is generally permitted to redeem the Series B Preferred Shares at par plus unpaid dividends.

For the twelve months ended December 31, 2014, 2013 and 2012, the Company accrued approximately $635,000, $662,000 and $2,751,000, respectively, in preferred dividend payments for the Series B Preferred Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

The Series C Preferred Stock pays a dividend per share equal to that of the Company’s common stock. During 2014, 2013 and 2012, the Company accrued approximately $233,000, $233,000 and $58,000, respectively, in preferred dividend payments for the Series C Preferred Stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Bancorp

Southern Pines, North Carolina

We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Elliott Davis Decosimo, PLLC

Charlotte, North Carolina

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Bancorp

Southern Pines, North Carolina

We have audited the internal control over financial reporting of First Bancorp and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Elliott Davis Decosimo, PLLC

Charlotte, North Carolina

March 13, 2015

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2014.

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

Elliott Davis Decosimo, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2014, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2014, as stated in their report, which is included in Item 8 hereof.

Changes in Internal Controls

Except as noted in the following sentences, there were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2014 that were reasonably likely to materially affect our internal control over financial reporting. As discussed in the Legal Proceedings section, the Company will potentially be subject to a cease and desist order by the SEC, of which one of the allegations is that the Company did not maintain adequate disclosure controls and procedures and failed to maintain adequate internal controls over financial reporting as it relates to disclosure of related party transactions. When we became aware of this issue, we implemented enhanced internal controls to improve our identification and reporting of related party transactions primarily through additional review and oversight of the related party reporting process.

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

The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have Securities and Exchange Commission File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

10	Material Contracts

10.a	Form of Indemnification Agreement between the Company and its Directors and Officers.

10.b	First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2006, and is incorporated herein by reference. (*)

10.c	First Bancorp 2004 Stock Option Plan was filed as Exhibit B to the Registrant's Form Def 14A filed on March 30, 2004, and is incorporated herein by reference. (*)

10.d	First Bancorp 2007 Equity Plan was filed as Appendix B to the Registrant's Form Def 14A filed on March 27, 2007, and is incorporated herein by reference. (*)

10.e	First Bancorp 2014 Equity Plan was filed as Appendix B to the Registrant’s Form Def 14A filed on April 4, 2014, and is incorporated herein by reference. (*)

10.f	First Bancorp Long Term Care Insurance Plan was filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (*)

10.g	Advances and Security Agreement with the Federal Home Loan Bank of Atlanta dated February 15, 2005 was attached as Exhibit 99(a) to the Company’s Current Report on Form 8-K filed on February 22, 2005, and is incorporated herein by reference.

10.h	Form of Stock Option and Performance Unit Award Agreement was filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 23, 2008, and is incorporated herein by reference. (*)

10.i	Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K was filed as Exhibit 10.o to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference. (*)

10.j	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Cooperative Bank, Federal Deposit Insurance Corporation and First Bank dated as of June 19, 2009 was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2009, and is incorporated herein by reference.

10.k	Form of Restricted Stock Award Agreement under the First Bancorp 2007 Equity Plan was filed as Exhibit 10.u to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated herein by reference. (*)

10.l	First Bancorp Employees’ Pension Plan, including amendments, was filed as Exhibit 10.v to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated herein by reference. (*)

10.m	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of The Bank of Asheville, Federal Deposit Insurance Corporation and First Bank, dated as of January 21, 2011, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011, and is incorporated herein by reference.

10.n	Securities Purchase Agreement, dated September 1, 2011, between First Bancorp and the Secretary of the Treasury, with respect to the issuance and sale of Series B Preferred Stock, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

10.o	Repurchase Letter Agreement, dated September 1, 2011, between First Bancorp and the United States Department of the Treasury, with respect to the repurchase and redemption of the Series A Preferred Stock, was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

10.p	Employment Agreement between the Company and Richard H. Moore dated August 28, 2012 was filed as Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and is incorporated herein by reference. (*)

10.q	Securities Purchase Agreement, dated December 21, 2012, between First Bancorp and Purchasers, with respect to the issuance and sale of common stock and the issuance and sale of Series C Preferred Stock, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

10.r	Employment Agreement between the Company and Michael G. Mayer dated March 10, 2014 was filed as Exhibit 10.z to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference. (*)

10.s	Amendment to the First Bancorp Senior Management Supplemental Executive Retirement Plan dated March 11, 2014 was filed as Exhibit 10.aa to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference. (*)

10.t	Employment Agreement between the Company and Edward F. Soccorso dated March 19, 2014 was filed as Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and is incorporated herein by reference. (*)

10.u	The First Bancorp Annual Incentive Plan was filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on August 1, 2014, and is incorporated herein by reference. (*)

10.v	Employment Agreement between the Company and Eric P. Credle dated November 7, 2014 was filed as Exhibit 10.a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and is incorporated herein by reference. (*)

12	Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm, Elliott Davis Decosimo, PLLC

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

______________

(b)	Exhibits - see (a)(3) above

(c)	No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southern Pines, and State of North Carolina, on the 13th day of March 2015.

First Bancorp

By: /s/ Richard H. Moore

           Richard H. Moore

President, Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers

/s/ Richard H. Moore Richard H. Moore President, Chief Executive Officer and Treasurer March 13, 2015	/s/ Eric P. Credle Eric P. Credle Executive Vice President Chief Financial Officer (Principal Accounting Officer) March 13, 2015

Board of Directors

/s/ Mary Clara Capel Mary Clara Capel Chairman of the Board Director March 13, 2015	/s/ George R. Perkins, Jr. George R. Perkins, Jr. Director March 13, 2015

/s/ Daniel T. Blue, Jr. Daniel T. Blue, Jr. Director March 13, 2015	/s/ Thomas F. Phillips Thomas F. Phillips Director March 13, 2015

/s/ Jack D. Briggs Jack D. Briggs Director March 13, 2015	/s/ Frederick L. Taylor II Frederick L. Taylor II Director March 13, 2015

s/ James C. Crawford, III James C. Crawford, III Director March 13, 2015	/s/ Virginia C. Thomasson Virginia C. Thomasson Director March 13, 2015

/s/ James G. Hudson, Jr. James G. Hudson, Jr. Director March 13, 2015	/s/ Dennis A. Wicker Dennis A. Wicker Director March 13, 2015

/s/ Richard H. Moore Richard H. Moore Director March 13, 2015

