Form 10-Q
period 2015-03-31
FIRST BANCORP /NC/
filed 2015-05-11
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant's Common Stock outstanding on April 30, 2015 was 19,740,183.

INDEX

FIRST BANCORP AND SUBSIDIARIES

Index

FORWARD-LOOKING STATEMENTS

Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2014 Annual Report on Form 10-K.

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	March 31, 2015	December 31, 2014 (audited)	March 31, 2014
ASSETS
Cash and due from banks, noninterest-bearing	$84,208	81,068	219,779
Due from banks, interest-bearing	159,527	171,248	163,489
Federal funds sold	752	768	821
Total cash and cash equivalents	244,487	253,084	384,089

Securities available for sale	178,190	164,034	180,190
Securities held to maturity (fair values of $174,756, $182,411, and $57,192)	170,804	178,687	53,937

Presold mortgages in process of settlement	8,273	6,019	4,587

Loans – non-covered	2,275,570	2,268,580	2,256,726
Loans – covered by FDIC loss share agreement	119,829	127,594	190,551
Total loans	2,395,399	2,396,174	2,447,277
Allowance for loan losses – non-covered	(33,770)	(38,345)	(44,706)
Allowance for loan losses – covered	(2,226)	(2,281)	(3,421)
Total allowance for loan losses	(35,996)	(40,626)	(48,127)
Net loans	2,359,403	2,355,548	2,399,150

Premises and equipment	75,573	75,113	76,970
Accrued interest receivable	8,744	8,920	8,990
FDIC indemnification asset	18,452	22,569	35,504
Goodwill	65,835	65,835	65,835
Other intangible assets	1,877	2,058	2,640
Foreclosed real estate – non-covered	8,978	9,771	11,740
Foreclosed real estate – covered	2,055	2,350	19,504
Bank-owned life insurance	55,793	55,421	44,367
Other assets	21,124	18,974	27,320
Total assets	$3,219,588	3,218,383	3,314,823

LIABILITIES
Deposits: Noninterest bearing checking accounts	$591,283	560,230	511,612
Interest bearing checking accounts	578,784	583,903	550,702
Money market accounts	571,124	551,002	557,346
Savings accounts	183,036	180,317	177,744
Time deposits of $100,000 or more	433,942	470,066	584,481
Other time deposits	335,445	350,388	404,839
Total deposits	2,693,614	2,695,906	2,786,724
Borrowings	116,394	116,394	136,394
Accrued interest payable	619	686	758
Other liabilities	15,717	17,698	14,860
Total liabilities	2,826,344	2,830,684	2,938,736

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: 63,500, 63,500, and 63,500 shares	63,500	63,500	63,500
Series C, convertible, issued & outstanding: 728,706, 728,706, and 728,706 shares	7,287	7,287	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 19,740,183, 19,709,881, and 19,695,316 shares	132,752	132,532	132,215
Retained earnings	190,150	184,958	171,021
Accumulated other comprehensive income (loss)	(445)	(578)	2,064
Total shareholders’ equity	393,244	387,699	376,087
Total liabilities and shareholders’ equity	$3,219,588	3,218,383	3,314,823

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended March 31,
	2015	2014
INTEREST INCOME
Interest and fees on loans	$29,441	36,086
Interest on investment securities:
Taxable interest income	1,359	1,001
Tax-exempt interest income	463	470
Other, principally overnight investments	195	119
Total interest income	31,458	37,676

INTEREST EXPENSE
Savings, checking and money market accounts	269	252
Time deposits of $100,000 or more	847	1,183
Other time deposits	342	456
Borrowings	297	250
Total interest expense	1,755	2,141

Net interest income	29,703	35,535
Provision for loan losses – non-covered	104	3,365
Provision (reversal) for loan losses – covered	(268)	210
Total provision (reversal) for loan losses	(164)	3,575
Net interest income after provision for loan losses	29,867	31,960

NONINTEREST INCOME
Service charges on deposit accounts	2,892	3,573
Other service charges, commissions and fees	2,542	2,367
Fees from presold mortgage loans	808	607
Commissions from sales of insurance and financial products	561	594
Bank-owned life insurance income	371	327
Foreclosed property gains (losses) – non-covered	(494)	(156)
Foreclosed property gains (losses) – covered	237	(2,117)
FDIC indemnification asset income (expense), net	(2,392)	(4,916)
Other gains (losses)	4	19
Total noninterest income	4,529	298

NONINTEREST EXPENSES
Salaries	11,497	11,648
Employee benefits	2,183	2,311
Total personnel expense	13,680	13,959
Net occupancy expense	1,869	1,880
Equipment related expenses	956	928
Intangibles amortization	180	194
Other operating expenses	7,029	6,590
Total noninterest expenses	23,714	23,551

Income before income taxes	10,682	8,707
Income tax expense	3,694	3,031

Net income	6,988	5,676

Preferred stock dividends	(217)	(217)

Net income available to common shareholders	$6,771	5,459

Earnings per common share:
Basic	$0.34	0.28
Diluted	0.33	0.27

Dividends declared per common share	$0.08	0.08

Weighted average common shares outstanding:
Basic	19,721,992	19,688,183
Diluted	20,454,614	20,424,475

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
($ in thousands-unaudited)	2015	2014

Net income	$6,988	5,676
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	247	303
Tax (expense) benefit	(95)	(118)
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	(31)	(54)
Tax expense (benefit)	12	33
Other comprehensive income (loss)	133	164

Comprehensive income	$7,121	5,840

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)		Common Stock			Accumulated Other	Total Share-
	Preferred Stock	Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	holders’ Equity

Balances, January 1, 2014	$70,787	19,680	$132,099	167,136	1,900	371,922

Net income				5,676		5,676
Cash dividends declared ($0.08 per common share)				(1,574)		(1,574)
Preferred dividends				(217)		(217)
Stock-based compensation		15	116			116
Other comprehensive income (loss)					164	164

Balances, March 31, 2014	$70,787	19,695	$132,215	171,021	2,064	376,087

Balances, January 1, 2015	$70,787	19,710	$132,532	184,958	(578)	387,699

Net income				6,988		6,988
Cash dividends declared ($0.08 per common share)				(1,579)		(1,579)
Preferred dividends				(217)		(217)
Stock-based compensation		30	220			220
Other comprehensive income (loss)					133	133

Balances, March 31, 2015	$70,787	19,740	$132,752	190,150	(445)	393,244

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2015	2014
Cash Flows From Operating Activities
Net income	$6,988	5,676
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	(164)	3,575
Net security premium amortization	802	493
Purchase accounting accretion and amortization, net	835	(2,628)
Foreclosed property losses and write-downs, net	257	2,273
Other losses (gains)	(4)	(19)
Decrease in net deferred loan costs	163	169
Depreciation of premises and equipment	1,132	1,157
Stock-based compensation expense	127	23
Amortization of intangible assets	180	194
Origination of presold mortgages in process of settlement	(30,651)	(19,110)
Proceeds from sales of presold mortgages in process of settlement	28,364	20,073
Decrease in accrued interest receivable	176	659
Decrease (increase) in other assets	(3,116)	1,735
Decrease in accrued interest payable	(67)	(121)
Increase (decrease) in other liabilities	(1,921)	43
Net cash provided by operating activities	3,101	14,192

Cash Flows From Investing Activities
Purchases of securities available for sale	(30,535)	(13,474)
Purchases of securities held to maturity	(1,146)	̶
Proceeds from maturities/issuer calls of securities available for sale	16,394	6,194
Proceeds from maturities/issuer calls of securities held to maturity	8,459	̶
Net decrease (increase) in loans	(3,869)	13,646
Proceeds from FDIC loss share agreements	2,282	9,384
Proceeds from sales of foreclosed real estate	2,403	7,739
Purchases of premises and equipment	(1,600)	(783)
Net cash provided (used) by investing activities	(7,612)	22,706

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(2,292)	35,708
Net increase in borrowings	̶	90,000
Cash dividends paid – common stock	(1,577)	(1,574)
Cash dividends paid – preferred stock	(217)	(217)
Net cash provided (used) by financing activities	(4,086)	123,917

Increase (decrease) in cash and cash equivalents	(8,597)	160,815
Cash and cash equivalents, beginning of period	253,084	223,274

Cash and cash equivalents, end of period	$244,487	384,089

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,822	2,262
Income taxes	6,212	—
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	152	185
Foreclosed loans transferred to other real estate	1,572	4,508

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended March 31, 2015 and 2014

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2015 and 2014 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2015 and 2014. All such adjustments were of a normal, recurring nature. Reference is made to the 2014 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2014 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Equity Method and Joint Ventures topic of the Accounting Standards Codification. The amendments provide criteria that must be met in order to apply a proportional amortization method to Low-Income Housing Tax Credit investments and provide guidance on the method used to amortize the investment, the impairment approach, and the eligibility criteria for entities that have other arrangements (e.g., loans) with the limited liability entity. The amendments were effective for the Company on January 1, 2015 for new investments in qualified affordable housing projects. These amendments did not have a material effect on the Company’s financial statements.

In January 2014, the FASB amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments were effective for the Company on January 1, 2015. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. These amendments did not have a material effect on the Company’s financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for interim and annual reporting periods beginning after December 15, 2017. The Company can apply the guidance using either a full retrospective approach or a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments were effective for the Company on January 1, 2015. These amendments did not have a material effect on the Company’s financial statements.

Index

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

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. The amendments are expected to result in the deconsolidation of many entities. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2015, the FASB issued guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This update affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended March 31, 2014 have been reclassified to conform to the presentation for March 31, 2015. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

At March 31, 2015, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan, the First Bancorp 2007 Equity Plan, and the First Bancorp 2004 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of March 31, 2015, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants.

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

Recent equity grants to employees have either had performance vesting conditions, service vesting conditions, or both. Compensation expense for these grants is recorded over the various service periods based on the estimated number of equity grants that are probable to vest. No compensation cost is recognized for grants that do not vest and any previously recognized compensation cost will be reversed. As it relates to director equity grants, the Company grants common shares, valued at approximately $16,000 to each non-employee director (currently 8 in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

Index

Pursuant to an employment agreement, the Company granted the chief executive officer 75,000 non-qualified stock options and 40,000 shares of restricted stock during the third quarter of 2012. The option award would have fully vested on December 31, 2014 if the Company achieved a certain earnings target for 2014. The Company did not achieve the applicable target, and therefore, the option award was forfeited as of December 31, 2014. No compensation expense was recognized for the option award. The restricted stock award will vest in full on December 31, 2015, if the Company achieves a certain earnings target in 2015, and will be forfeited if the applicable target is not achieved. Based on current conditions, the Company has concluded that it is not probable that the restricted stock award will vest, and thus no compensation expense has been recorded.

In 2014, the Company’s Compensation Committee determined that seven of the Company’s senior officers would receive 50% of the bonus earned under the Company’s annual incentive plan in shares of restricted stock, instead of being exclusively cash, which had been the Company’s standard practice. This resulted in the Company granting a total of 14,882 shares of restricted common stock to those officers on February 24, 2015. The shares vest annually in one-third increments beginning on December 31, 2015. The total compensation expense associated with this grant was $258,000, which is being recorded over the vesting period. The Company recorded $23,300 in compensation expense during the three months ended March 31, 2015 related to these grants, and expects to record $23,300 in compensation expense during each remaining quarter of 2015.

Also, on February 24, 2015, the Company granted a total of 30,404 shares of restricted common stock to eleven senior officers. The shares vest annually in one-third increments beginning on December 31, 2015. The total compensation expense associated with this grant was $527,000, which is being recorded over the vesting period. The Company recorded $80,500 in compensation expense during the three months ended March 31, 2015 related to these grants, and expects to record $80,500 in compensation expense during each remaining quarter of 2015.

Based on the Company’s performance in 2013, the Company granted long-term restricted shares of common stock to the chief executive officer on February 11, 2014 with a two year minimum vesting period. The total compensation expense associated with this grant was $278,200 and the grant will fully vest on January 1, 2016. One third of this value was expensed during each of 2013 and 2014, with the remaining one third being expensed in 2015. The Company recorded $23,200 in compensation expense during each of the three months ended March 31, 2015 and 2014, and expects to record $23,200 in compensation expense in each remaining quarter of 2015.

Under the terms of the Predecessor Plans and the First Bancorp 2014 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting under certain conditions if there is a change in control (as defined in the plans).

At March 31, 2015, there were 179,102 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $22.12. At March 31, 2015, there were 959,632 shares remaining available for grant under the First Bancorp 2014 Equity Plan.

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

The Company recorded total stock-based compensation expense of $127,000 and $23,800 for the three-month periods ended March 31, 2015 and 2014, respectively, which relates to the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $49,500 and $9,300 of income tax benefits related to stock based compensation expense in the income statement for the three months ended March 31, 2015 and 2014, respectively.

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

The following table presents information regarding the activity for the first three months of 2015 related to the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2015	179,102	$18.55

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2015	179,102	$18.55	1.8	$125,000

Exercisable at March 31, 2015	179,102	$18.55	1.8	$125,000

The Company did not have any stock option exercises during the three months ended March 31, 2015 or 2014. The Company recorded no tax benefits from the exercise of nonqualified stock options during the three months ended March 31, 2015 or 2014.

Index

The following table presents information regarding the activity the first three months of 2015 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2015	45,219	$10.68

Granted during the period	45,286	17.33
Vested during the period	—	—
Forfeited or expired during the period	—	—

Nonvested at March 31, 2015	90,505	$14.01

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

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended March 31,
	2015			2014
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$6,771	19,721,992	$0.34	$5,459	19,688,183	$0.28

Effect of Dilutive Securities	58	732,622		58	736,292

Diluted EPS per common share	$6,829	20,454,614	$0.33	$5,517	20,424,475	$0.27

For the three months ended March 31, 2015 and 2014, there were 84,000 options and 255,229 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities. Also, for the three months ended March 31, 2014, the Company excluded 75,000 options that had an exercise price below the average market price for the period, but had performance vesting requirements that the Company concluded were not probable to vest.

Index

Note 6 – Securities

The book values and approximate fair values of investment securities at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015				December 31, 2014
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$44,291	44,365	97	(23)	27,546	27,521	33	(58)
Mortgage-backed securities	127,382	126,930	761	(1,213)	130,073	129,510	751	(1,314)
Corporate bonds	1,000	900	—	(100)	1,000	865	—	(135)
Equity securities	5,960	5,995	48	(13)	6,105	6,138	46	(13)
Total available for sale	$178,633	178,190	906	(1,349)	164,724	164,034	830	(1,520)

Securities held to maturity:
Mortgage-backed securities	$118,399	118,385	115	(129)	124,924	124,861	45	(108)
State and local governments	52,405	56,371	3,966	—	53,763	57,550	3,787	—
Total held to maturity	$170,804	174,756	4,081	(129)	178,687	182,411	3,832	(108)

Included in mortgage-backed securities at March 31, 2015 were collateralized mortgage obligations with an amortized cost of $95,000 and a fair value of $97,000. Included in mortgage-backed securities at December 31, 2014 were collateralized mortgage obligations with an amortized cost of $108,000 and a fair value of $111,000. All of the Company’s mortgage-backed securities, including the collateralized mortgage obligations, were issued by government-sponsored corporations.

The Company owned Federal Home Loan Bank (“FHLB”) stock with a cost and fair value of $5,871,000 at March 31, 2015 and $6,016,000 at December 31, 2014, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB. The investment in this stock is a requirement for membership in the FHLB system. Periodically the FHLB recalculates the Company’s required level of holdings, and the Company either buys more stock or the FHLB redeems a portion of the stock at cost.

The following table presents information regarding securities with unrealized losses at March 31, 2015:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	2,977	23	2,977	23
Mortgage-backed securities	86,232	404	29,291	938	115,523	1,342
Corporate bonds	—	—	900	100	900	100
Equity securities	—	—	19	13	19	13
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$86,232	404	33,187	1,074	119,419	1,478

The following table presents information regarding securities with unrealized losses at December 31, 2014:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$5,489	11	2,953	47	8,442	58
Mortgage-backed securities	69,985	318	33,557	1,104	103,542	1,422
Corporate bonds	—	—	865	135	865	135
Equity securities	—	—	17	13	17	13
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$75,474	329	37,392	1,299	112,866	1,628

Index

In the above tables, all of the non-equity securities that were in an unrealized loss position at March 31, 2015 and December 31, 2014 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The Company has also concluded that each of the equity securities in an unrealized loss position at March 31, 2015 and December 31, 2014 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $5,871,000 and $6,016,000 at March 31, 2015 and December 31, 2014, respectively, which was the FHLB stock discussed above. The Company determined this stock was not impaired at either period end.

The book values and approximate fair values of investment securities at March 31, 2015, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	774	793
Due after one year but within five years	44,291	44,365	10,966	11,683
Due after five years but within ten years	—	—	37,920	40,964
Due after ten years	1,000	900	2,745	2,931
Mortgage-backed securities	127,382	126,930	118,399	118,385
Total debt securities	172,673	172,195	170,804	174,756

Equity securities	5,960	5,995	—	—
Total securities	$178,633	178,190	170,804	174,756

At March 31, 2015 and December 31, 2014 investment securities with carrying values of $91,904,000 and $100,113,000, respectively, were pledged as collateral for public deposits.

The Company recorded no gains or losses on securities during the three month periods ended March 31, 2015 or 2014.

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

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2015		December 31, 2014		March 31, 2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$176,013	7%	$160,878	7%	$179,363	7%
Real estate – construction, land development & other land loans	285,319	12%	288,148	12%	296,141	12%
Real estate – mortgage – residential (1-4 family) first mortgages	776,313	33%	789,871	33%	829,671	34%
Real estate – mortgage – home equity loans / lines of credit	223,679	9%	223,500	9%	229,167	9%
Real estate – mortgage – commercial and other	885,282	37%	882,127	37%	857,327	35%
Installment loans to individuals	48,010	2%	50,704	2%	54,849	3%
Subtotal	2,394,616	100%	2,395,228	100%	2,446,518	100%
Unamortized net deferred loan costs	783		946		759
Total loans	$2,395,399		$2,396,174		$2,447,277

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	March 31, 2015		December 31, 2014		March 31, 2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$174,516	8%	$159,195	7%	$176,597	8%
Real estate – construction, land development & other land loans	279,780	12%	282,604	13%	269,216	12%
Real estate – mortgage – residential (1-4 family) first mortgages	690,910	31%	700,101	31%	729,080	32%
Real estate – mortgage – home equity loans / lines of credit	211,337	9%	210,697	9%	215,128	10%
Real estate – mortgage – commercial and other	870,234	38%	864,333	38%	811,612	36%
Installment loans to individuals	48,010	2%	50,704	2%	54,334	2%
Subtotal	2,274,787	100%	2,267,634	100%	2,255,967	100%
Unamortized net deferred loan costs	783		946		759
Total non-covered loans	$2,275,570		$2,268,580		$2,256,726

The carrying amount of the covered loans at March 31, 2015 consisted of impaired and nonimpaired purchased loans (as determined on the date of acquisition), as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$63	121	1,434	1,426	1,497	1,547
Real estate – construction, land development & other land loans	304	529	5,235	6,108	5,539	6,637
Real estate – mortgage – residential (1-4 family) first mortgages	337	1,288	85,066	99,858	85,403	101,146
Real estate – mortgage – home equity loans / lines of credit	12	19	12,330	14,356	12,342	14,375
Real estate – mortgage – commercial and other	1,146	3,188	13,902	14,997	15,048	18,185
Total	$1,862	5,145	117,967	136,745	119,829	141,890

Index

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

The following table presents information regarding covered purchased nonimpaired loans since December 31, 2013. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2013	$207,167
Principal repayments	(50,183)
Transfers to foreclosed real estate	(5,061)
Transfers to non-covered loans due to expiration of loss-share agreement	(38,987)
Net loan (charge-offs) / recoveries	(3,301)
Accretion of loan discount	16,009
Carrying amount of nonimpaired covered loans at December 31, 2014	125,644
Principal repayments	(8,942)
Transfers to foreclosed real estate	(505)
Net loan (charge-offs) / recoveries	213
Accretion of loan discount	1,557
Carrying amount of nonimpaired covered loans at March 31, 2015	$117,967

As reflected in the table above, the Company accreted $1,557,000 of the loan discount on purchased nonimpaired loans into interest income during the first quarter of 2015. As of March 31, 2015, there was remaining loan discount of $16,365,000 related to purchased accruing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the covered lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to approximately 80% of the loan discount accretion, which reduces noninterest income. At March 31, 2015, the Company also had $2,687,000 of loan discount related to purchased nonaccruing loans. It is not expected that a significant amount of this discount will be accreted, as it represents estimated losses on these loans.

Index

The following table presents information regarding all purchased impaired loans since December 31, 2013, the majority of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2013	$6,263	3,121	3,142
Change due to payments received	(599)	227	(826)
Change due to loan charge-off	(2)	29	(31)
Other	197	(115)	312
Balance at December 31, 2014	5,859	3,262	2,597
Change due to payments received	(42)	62	(104)
Other	(3)	(3)	—
Balance at March 31, 2015	$5,814	3,321	2,493

Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During the first quarter of 2015 and 2014, the Company received $0 and $179,000, respectively, in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in the loan discount accretion amount discussed previously.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	March 31, 2015	December 31, 2014	March 31, 2014

Non-covered nonperforming assets
Nonaccrual loans	$47,416	$50,066	$44,129
Restructured loans - accruing	33,997	35,493	26,335
Accruing loans > 90 days past due	—	—	—
Total non-covered nonperforming loans	81,413	85,559	70,464
Foreclosed real estate	8,978	9,771	11,740
Total non-covered nonperforming assets	$90,391	$95,330	$82,204

Covered nonperforming assets
Nonaccrual loans (1)	$8,596	$10,508	$31,986
Restructured loans - accruing	3,874	5,823	7,429
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	12,470	16,331	39,415
Foreclosed real estate	2,055	2,350	19,504
Total covered nonperforming assets	$14,525	$18,681	$58,919

Total nonperforming assets	$104,916	$114,011	$141,123

(1) At March 31, 2015, December 31, 2014, and March 31, 2014, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $14.1 million, $16.0 million, and $49.3 million, respectively.

Index

The remaining tables in this note present information derived from the Company’s allowance for loan loss model. Relevant accounting guidance requires certain disclosures to be disaggregated based on how the Company develops its allowance for loan losses and manages its credit exposure. This model combines loan types in a different manner than the tables previously presented.

The following table presents the Company’s nonaccrual loans as of March 31, 2015.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$217	—	217
Commercial – secured	2,998	—	2,998
Secured by inventory and accounts receivable	536	147	683

Real estate – construction, land development & other land loans	6,796	1,024	7,820

Real estate – residential, farmland and multi-family	23,371	5,042	28,413

Real estate – home equity lines of credit	2,140	290	2,430

Real estate – commercial	11,027	2,093	13,120

Consumer	331	—	331
Total	$47,416	8,596	56,012

The following table presents the Company’s nonaccrual loans as of December 31, 2014.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$187	1	188
Commercial – secured	2,927	—	2,927
Secured by inventory and accounts receivable	454	103	557

Real estate – construction, land development & other land loans	7,891	1,140	9,031

Real estate – residential, farmland and multi-family	24,459	7,785	32,244

Real estate – home equity lines of credit	2,573	278	2,851

Real estate – commercial	11,070	1,201	12,271

Consumer	505	—	505
Total	$50,066	10,508	60,574

Index

The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2015.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$172	33	217	36,102	36,524
Commercial - secured	1,097	235	2,998	116,571	120,901
Secured by inventory and accounts receivable	—	21	536	23,939	24,496

Real estate – construction, land development & other land loans	2,219	1,207	6,796	246,629	256,851

Real estate – residential, farmland, and multi-family	13,902	2,268	23,371	799,110	838,651

Real estate – home equity lines of credit	497	301	2,140	196,238	199,176

Real estate - commercial	1,171	1,318	11,027	743,502	757,018

Consumer	345	198	331	40,296	41,170
Total non-covered	$19,403	5,581	47,416	2,202,387	2,274,787
Unamortized net deferred loan costs					783
Total non-covered loans					$2,275,570

Covered loans	$4,359	—	8,596	106,874	119,829

Total loans	$23,762	5,581	56,012	2,309,261	2,395,399

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at March 31, 2015.

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2014.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$191	35	187	36,871	37,284
Commercial - secured	1,003	373	2,927	102,671	106,974
Secured by inventory and accounts receivable	30	225	454	21,761	22,470

Real estate – construction, land development & other land loans	1,950	139	7,891	247,535	257,515

Real estate – residential, farmland, and multi-family	11,272	3,218	24,459	807,884	846,833

Real estate – home equity lines of credit	1,585	352	2,573	194,067	198,577

Real estate - commercial	3,738	996	11,070	738,981	754,785

Consumer	695	131	505	41,865	43,196
Total non-covered	$20,464	5,469	50,066	2,191,635	2,267,634
Unamortized net deferred loan costs					946
Total non-covered loans					$2,268,580

Covered loans	$4,385	964	10,508	111,737	127,594

Total loans	$24,849	6,433	60,574	2,303,372	2,396,174

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2014.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three months ended March 31, 2015.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended March 31, 2015

Beginning balance	$8,391	6,470	9,720	3,731	9,045	841	147	38,345
Charge-offs	(944)	(1,256)	(1,569)	(67)	(923)	(601)	—	(5,360)
Recoveries	88	267	16	17	202	91	—	681
Provisions	(1,778)	525	2,659	482	(2,405)	464	157	104
Ending balance	$5,757	6,006	10,826	4,163	5,919	795	304	33,770

Ending balances as of March 31, 2015: Allowance for loan losses

Individually evaluated for impairment	$131	415	1,690	—	505	—	—	2,741

Collectively evaluated for impairment	$5,626	5,591	9,136	4,163	5,414	795	304	31,029

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of March 31, 2015:

Ending balance	$181,921	256,851	838,651	199,176	757,018	41,170	—	2,274,787
Unamortized net deferred loan costs								783
Total non-covered loans								$2,275,570

Ending balances as of March 31, 2015: Loans

Individually evaluated for impairment	$800	6,720	23,527	—	20,504	—	—	51,551

Collectively evaluated for impairment	$181,121	250,131	815,124	199,176	735,883	41,170	—	2,222,605

Loans acquired with deteriorated credit quality	$—	—	—	—	631	—	—	631

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2014.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2014

Beginning balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263
Charge-offs	(4,039)	(2,148)	(4,417)	(912)	(3,048)	(1,724)	—	(16,288)
Recoveries	140	398	331	45	181	451	—	1,546
Transfer from covered category	36	813	51	—	833	4	—	1,737
Provisions	4,822	(5,559)	(1,387)	2,760	5,555	597	299	7,087
Ending balance	$8,391	6,470	9,720	3,731	9,045	841	147	38,345

Ending balances as of December 31, 2014: Allowance for loan losses

Individually evaluated for impairment	$211	415	1,686	—	165	—	—	2,477

Collectively evaluated for impairment	$8,180	6,055	8,034	3,731	8,880	841	147	35,868

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2014:

Ending balance	$166,728	257,515	846,833	198,577	754,785	43,196	—	2,267,634
Unamortized net deferred loan costs								946
Total non-covered loans								$2,268,580

Ending balances as of December 31, 2014: Loans

Individually evaluated for impairment	$784	7,991	24,010	476	20,263	7	—	53,531

Collectively evaluated for impairment	$165,944	249,524	822,823	198,101	733,875	43,189	—	2,213,456

Loans acquired with deteriorated credit quality	$—	—	—	—	647	—	—	647

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three months ended March 31, 2014.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended March 31, 2014

Beginning balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263
Charge-offs	(625)	(927)	(770)	(106)	(612)	(428)	—	(3,468)
Recoveries	28	236	65	5	95	117	—	546
Provisions	2,054	(3,625)	(1,704)	1,925	4,368	(172)	519	3,365
Ending balance	$8,889	8,650	12,733	3,662	9,375	1,030	367	44,706

Ending balances as of March 31, 2014: Allowance for loan losses

Individually evaluated for impairment	$197	466	2,285	—	571	—	—	3,519

Collectively evaluated for impairment	$8,692	8,184	10,448	3,662	8,804	1,030	367	41,187

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of March 31, 2014:

Ending balance	$184,468	241,310	870,354	200,857	712,509	46,469	—	2,255,967
Unamortized net deferred loan costs								759
Total non-covered loans								$2,256,726

Ending balances as of March 31, 2014: Loans

Individually evaluated for impairment	$1,093	7,411	21,110	499	16,050	11	—	46,174

Collectively evaluated for impairment	$183,375	233,899	849,244	200,358	696,459	46,458	—	2,209,793

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three months ended March 31, 2015.

($ in thousands)	Covered Loans

As of and for the three months ended March 31, 2015
Beginning balance	$2,281
Charge-offs	(440)
Recoveries	653
Provisions (reversal)	(268)
Ending balance	$2,226

Ending balances as of March 31, 2015: Allowance for loan losses

Individually evaluated for impairment	$1,058
Collectively evaluated for impairment	1,144
Loans acquired with deteriorated credit quality	24

Loans receivable as of March 31, 2015:

Ending balance – total	$119,829

Ending balances as of March 31, 2015: Loans

Individually evaluated for impairment	$7,868
Collectively evaluated for impairment	110,099
Loans acquired with deteriorated credit quality	1,862

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2014.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2014
Beginning balance	$4,242
Charge-offs	(6,948)
Recoveries	3,616
Transferred to non-covered	(1,737)
Provisions	3,108
Ending balance	$2,281

Ending balances as of December 31, 2014: Allowance for loan losses

Individually evaluated for impairment	$1,161
Collectively evaluated for impairment	1,046
Loans acquired with deteriorated credit quality	74

Loans receivable as of December 31, 2014:

Ending balance – total	$127,594

Ending balances as of December 31, 2014: Loans

Individually evaluated for impairment	$11,484
Collectively evaluated for impairment	114,160
Loans acquired with deteriorated credit quality	1,950

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three months ended March 31, 2014.

($ in thousands)	Covered Loans

As of and for the three months ended March 31, 2014
Beginning balance	$4,242
Charge-offs	(2,948)
Recoveries	1,917
Provisions	210
Ending balance	$3,421

Ending balances as of March 31, 2014: Allowance for loan losses

Individually evaluated for impairment	$620
Collectively evaluated for impairment	2,789
Loans acquired with deteriorated credit quality	12

Loans receivable as of March 31, 2014:

Ending balance – total	$190,551

Ending balances as of March 31, 2014: Loans

Individually evaluated for impairment	$28,460
Collectively evaluated for impairment	158,803
Loans acquired with deteriorated credit quality	3,288

Index

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2015.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$32	35	—	33
Commercial - secured	18	19	—	12
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	4,775	6,105	—	5,826

Real estate – residential, farmland, and multi-family	9,771	11,215	—	9,468

Real estate – home equity lines of credit	—	—	—	238

Real estate – commercial	17,827	21,824	—	17,618

Consumer	—	—	—	4
Total non-covered impaired loans with no allowance	$32,423	39,198	—	33,199

Total covered impaired loans with no allowance	$5,266	9,417	—	6,682

Total impaired loans with no allowance recorded	$37,689	48,615	—	39,881

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$166	170	48	153
Commercial - secured	584	595	83	595
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	1,945	4,255	415	1,530

Real estate – residential, farmland, and multi-family	13,756	14,204	1,690	14,301

Real estate – home equity lines of credit	—	—	—	—

Real estate – commercial	3,308	3,389	505	3,405

Consumer	—	—	—	—
Total non-covered impaired loans with allowance	$19,759	22,613	2,741	19,984

Total covered impaired loans with allowance	$4,464	5,171	1,082	4,842

Total impaired loans with an allowance recorded	$24,223	27,784	3,823	24,826

Interest income recorded on non-covered and covered impaired loans during the year ended March 31, 2015 was insignificant.

Index

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$33	35	—	20
Commercial - secured	5	6	—	95
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	6,877	7,944	—	6,430

Real estate – residential, farmland, and multi-family	9,165	10,225	—	7,776

Real estate – home equity lines of credit	476	498	—	388

Real estate – commercial	17,409	20,786	—	11,911

Consumer	7	10	—	7
Total non-covered impaired loans with no allowance	$33,972	39,504	—	26,627

Total covered impaired loans with no allowance	$8,097	12,081	—	16,986

Total impaired loans with no allowance recorded	$42,069	51,585	—	43,613

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$140	143	47	142
Commercial - secured	606	612	164	550
Secured by inventory and accounts receivable	—	—	—	15

Real estate – construction, land development & other land loans	1,114	3,243	415	1,487

Real estate – residential, farmland, and multi-family	14,845	15,257	1,686	14,418

Real estate – home equity lines of credit	—	—	—	4

Real estate – commercial	3,501	3,530	165	6,420

Consumer	—	—	—	8
Total non-covered impaired loans with allowance	$20,206	22,785	2,477	23,044

Total covered impaired loans with allowance	$5,220	5,719	1,229	8,513

Total impaired loans with an allowance recorded	$25,426	28,504	3,706	31,557

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength, including non-cash secured or unsecured loans that have no minor or major exceptions to the lending guidelines.
3	Loans with documented satisfactory overall financial strength, including non-cash secured or unsecured loans that have no major exceptions to the lending guidelines. If unsecured, loans would include support of a strong guarantor or co-maker.
4	Loans to borrowers with acceptable financial condition, including non-cash secured or unsecured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated. Primary or secondary source of repayment is sufficient and if secured, loan would include the support of a satisfactory guarantor or co-maker.
Watch or Standard:
9	Existing loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated. Potential for loss is possible.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected. Loss is not only possible, but probable.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable. Loss appears imminent, but the exact amount and timing is uncertain.
8	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of March 31, 2015.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Pass – Acceptable/ Average (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$18,177	14,735	5	1,258	2,132	217	36,524
Commercial - secured	50,695	59,418	61	3,996	3,733	2,998	120,901
Secured by inventory and accounts receivable	10,641	12,331	—	329	659	536	24,496

Real estate – construction, land development & other land loans	91,840	132,494	846	14,570	10,305	6,796	256,851

Real estate – residential, farmland, and multi-family	222,114	514,229	4,845	40,088	34,004	23,371	838,651

Real estate – home equity lines of credit	122,598	63,401	1,549	5,010	4,478	2,140	199,176

Real estate - commercial	242,960	449,463	8,427	29,843	15,298	11,027	757,018

Consumer	25,299	14,189	53	685	613	331	41,170
Total	$784,324	1,260,260	15,786	95,779	71,222	47,416	2,274,787
Unamortized net deferred loan costs							783
Total non-covered loans							$2,275,570

Total covered loans	$13,363	67,274	683	9,254	20,659	8,596	119,829

Total loans	$797,687	1,327,534	16,469	105,033	91,881	56,012	2,395,399

At March 31, 2015, there was an insignificant amount of loans that were graded “8” with an accruing status.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2014.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Pass – Acceptable / Average (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$17,856	15,649	5	1,356	2,231	187	37,284
Commercial - secured	32,812	62,361	62	4,481	4,331	2,927	106,974
Secured by inventory and accounts receivable	10,815	9,928	—	767	506	454	22,470

Real estate – construction, land development & other land loans	87,806	135,072	771	13,066	12,909	7,891	257,515

Real estate – residential, farmland, and multi-family	221,581	520,790	4,536	40,993	34,474	24,459	846,833

Real estate – home equity lines of credit	122,528	62,642	1,135	5,166	4,533	2,573	198,577

Real estate - commercial	223,197	465,395	9,057	30,318	15,748	11,070	754,785

Consumer	25,520	15,614	54	855	648	505	43,196
Total	$742,115	1,287,451	15,620	97,002	75,380	50,066	2,267,634
Unamortized net deferred loan costs							946
Total non-covered loans							$2,268,580

Total covered loans	$14,349	70,989	632	10,503	20,613	10,508	127,594

Total loans	$756,464	1,358,440	16,252	107,505	95,993	60,574	2,396,174

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

The vast majority of the Company’s troubled debt restructurings modified during the periods ended March 31, 2015 and 2014 related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended March 31, 2015 and 2014.

($ in thousands)	For the three months ended March 31, 2015			For the three months ended March 31, 2014
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural:
Commercial – unsecured	—	$—	$—	—	$—	$—
Commercial – secured	—	—	—	—	—	—
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – residential, farmland, and multi-family	1	113	113	2	337	337
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	1	51	51	—	—	—
Consumer	—	—	—	—	—	—

Non-covered TDRs – Nonaccrual
Commercial, financial, and agricultural:
Commercial – unsecured	—	—	—	—	—	—
Commercial – secured	—	—	—	—	—	—
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans				—	—	—
Real estate – residential, farmland, and multi-family	4	305	305	2	106	106
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total non-covered TDRs arising during period	6	469	469	4	443	443

Total covered TDRs arising during period – Accruing	2	$139	$139	—	$—	$—
Total covered TDRs arising during period – Nonaccrual	—	—	—	5	710	682

Total TDRs arising during period	8	$608	$608	9	$1,153	$1,125

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended March 31, 2015 and 2014 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended March 31, 2015		For the three months ended March 31, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Non-covered accruing TDRs that subsequently defaulted
Real estate – construction, land development & other land loans	—	$—	1	$5
Real estate – residential, farmland, and multi-family	1	34	—	—
Real estate – commercial	—	—	1	71

Total non-covered TDRs that subsequently defaulted	1	$34	2	$76

Total accruing covered TDRs that subsequently defaulted	—	$—	—	$—

Total accruing TDRs that subsequently defaulted	1	$34	2	$76

Index

Note 8 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $783,000, $946,000, and $759,000 at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

Note 9 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 40 of the Company’s 2014 Annual Report on Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Receivable related to loss claims incurred, not yet reimbursed	$4,884	6,899	7,101
Receivable related to estimated future claims on loans	12,886	14,933	24,764
Receivable related to estimated future claims on foreclosed real estate	682	737	3,639
FDIC indemnification asset	$18,452	22,569	35,504

Included in the receivable related to loss claims incurred, not yet reimbursed, at March 31, 2015, is $1.2 million related to two claims involving the same borrower for which the FDIC has denied the claims because the FDIC disagrees with the collection strategy that the Company undertook. The Company has notified the FDIC that it is invoking the arbitration provisions contained in the loss share agreement, as the Company does not believe it has breached any provisions of the loss share agreement that would invalidate the claims. No allowance or reserve has been established for the disputed amount.

The following presents a rollforward of the FDIC indemnification asset since December 31, 2014.

($ in thousands)
Balance at December 31, 2014	$22,569
Decrease related to favorable changes in loss estimates	(500)
Increase related to reimbursable expenses	441
Cash received	(2,282)
Related to accretion of loan discount	(1,752)
Other	(24)
Balance at March 31, 2015	$18,452

Index

Note 10 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2015, December 31, 2014, and March 31, 2014 and the carrying amount of unamortized intangible assets as of those same dates.

	March 31, 2015		December 31, 2014		March 31, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	517	678	505	678	473
Core deposit premiums	8,560	6,844	8,560	6,675	8,560	6,125
Total	$9,238	7,361	9,238	7,180	9,238	6,598

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $180,000 and $194,000 for the three months ended March 31, 2015 and 2014, respectively.

The following table presents the estimated amortization expense for the last three quarters of calendar year 2015 and for each of the four calendar years ending December 31, 2019 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
April 1 to December 31, 2015	$541
2016	654
2017	404
2018	129
2019	122
Thereafter	27
Total	$1,877

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

The Company recorded pension income totaling $267,000 and $285,000 for the three months ended March 31, 2015 and 2014, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Three Months Ended March 31,
	2015	2014	2015	2014	2015 Total	2014 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost	$—	—	79	56	79	56
Interest cost	341	349	52	53	393	402
Expected return on plan assets	(708)	(689)	—	—	(708)	(689)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	—	—	(31)	(54)	(31)	(54)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension (income)/cost	$(367)	(340)	100	55	(267)	(285)

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

Note 12 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income for the Company are as follows:

($ in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Unrealized gain (loss) on securities available for sale	$(442)	(691)	(1,718)
Deferred tax asset (liability)	173	270	671
Net unrealized gain (loss) on securities available for sale	(269)	(421)	(1,047)

Additional pension asset (liability)	(288)	(257)	5,081
Deferred tax asset (liability)	112	100	(1,970)
Net additional pension asset (liability)	(176)	(157)	3,111

Total accumulated other comprehensive income (loss)	$(445)	(578)	2,064

The following table discloses the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2015 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2015	$(421)	(157)	(578)
Other comprehensive income (loss) before reclassifications	152	—	152
Amounts reclassified from accumulated other comprehensive income	—	(19)	(19)
Net current-period other comprehensive income (loss)	152	(19)	133

Ending balance at March 31, 2015	$(269)	(176)	(445)

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2015.

($ in thousands)
Description of Financial Instruments	Fair Value at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$44,365	—	44,365	—
Mortgage-backed securities	126,930	—	126,930	—
Corporate bonds	900	—	900	—
Equity securities	5,995	—	5,995	—
Total available for sale securities	$178,190	—	178,190	—

Nonrecurring
Impaired loans – covered	$4,464	—	—	4,464
Impaired loans – non-covered	21,158	—	—	21,158
Foreclosed real estate – covered	2,055	—	—	2,055
Foreclosed real estate – non-covered	8,978	—	—	8,978

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

Impaired loans — Fair values for impaired loans in the above tables are measured on a non-recurring basis are based on the underlying collateral values securing the loans, adjusting for estimated selling costs, or the net present value of the cash flows expected to be received for such loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined using an income or market valuation approach based on an appraisal conducted by an independent, licensed third party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

Index

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$4,464	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	21,158	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate – covered	2,055	Appraised value; independent market prices	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	8,978	Appraised value; independent market prices	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-40%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three months ended March 31, 2015 or 2014.

For the three months ended March 31, 2015 and 2014, the increase in the fair value of securities available for sale was $247,000 and $303,000, respectively, which is included in other comprehensive income (net of tax expense of $95,000 and $118,000, respectively). Fair value measurement methods at March 31, 2015 and 2014 are consistent with those used in prior reporting periods.

Index

The carrying amounts and estimated fair values of financial instruments at March 31, 2015 and December 31, 2014 are as follows:

		March 31, 2015		December 31, 2014
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$84,208	84,208	81,068	81,068
Due from banks, interest-bearing	Level 1	159,527	159,527	171,248	171,248
Federal funds sold	Level 1	752	752	768	768
Securities available for sale	Level 2	178,190	178,190	164,034	164,034
Securities held to maturity	Level 2	170,804	174,756	178,687	182,411
Presold mortgages in process of settlement	Level 1	8,273	8,273	6,019	6,019
Total loans, net of allowance	Level 3	2,359,403	2,335,626	2,355,548	2,328,244
Accrued interest receivable	Level 1	8,744	8,744	8,920	8,920
FDIC indemnification asset	Level 3	18,452	17,964	22,569	21,856
Bank-owned life insurance	Level 1	55,793	55,793	55,421	55,421

Deposits	Level 2	2,693,614	2,693,961	2,695,906	2,696,153
Borrowings	Level 2	116,394	106,844	116,394	105,407
Accrued interest payable	Level 2	619	619	686	686

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

The Series B Preferred Stock qualifies as Tier 1 capital. The dividend rate, as a percentage of the liquidation amount, fluctuated on a quarterly basis during the first 10 quarters during which the Series B Preferred Stock was outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL”. For the first nine quarters after issuance, the dividend rate could range from one percent (1%) to five percent (5%) per annum based upon the increase in QSBL as compared to the baseline. For the tenth calendar quarter through four and one half years after issuance (the “temporary fixed rate period”), the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of QSBL compared to the baseline. After four and one half years from the issuance, the dividend rate will increase to nine percent (9%). For quarters subsequent to the issuance in 2011, the Company was able to continually increase its level of small business lending and as a result, the dividend rate has steadily decreased from 5.0% in 2011 to 1.0% in early 2013. The Company is now in the “temporary fixed rate period,” in which the dividend rate is fixed for the Company at 1%. Unless redeemed, this rate will increase to 9% after four and one half years from the stock issuance, which is March 2016 for the Company. Subject to regulatory approval, the Company is generally permitted to redeem the Series B Preferred Shares at par plus unpaid dividends.

For each of the first three months of 2015 and 2014, the Company accrued approximately $159,000 in preferred dividend payments for the Series B Preferred Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

Index

The Series C Preferred Stock pays a dividend per share equal to that of the Company’s common stock. During each of the first quarters of 2015 and 2014, the Company accrued approximately $58,000 in preferred dividend payments for the Series C Preferred Stock.

Note 15 – Legal Proceedings and Contingencies

The Company is not involved in any legal proceedings which, in management's opinion, could have a material effect on the consolidated financial position of the Company. In November 2014, the Company received a Wells Notice from the SEC related to the Company's alleged failure to disclose certain related party transactions from 2009-2011. Since receipt of the Wells Notice letter, the Company has pursued negotiation discussions with the SEC staff in an attempt to resolve these matters. Based upon the discussion to date, management believes it is more likely than not that a settlement will be reached, involving a cease and desist order regarding these matters, but without any admissions by the Company, and a financial penalty in an amount that is not expected to have a material effect on the Company. Also, see “Part II, Item 1 - Legal Proceedings” for more information.

As discussed above in Note 9, the FDIC has denied $1.2 million in loss share claims that the Company has filed because the FDIC disagrees with the collection strategy that the Company undertook. The Company has notified the FDIC that it is invoking the arbitration provisions contained in the loss share agreement, as the Company believes it did not breach any provisions of the loss share agreement that would invalidate the claims. No allowance or reserve has been established for the disputed amount.

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

Our determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has two components. The first component involves the estimation of losses on individually evaluated “impaired loans”. A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is specifically evaluated for an appropriate valuation allowance if the loan balance is above a prescribed evaluation threshold (which varies based on credit quality, accruing status, troubled debt restructured status, and type of collateral) and the loan is determined to be impaired. Factors considered by management in determining impairment include payment status, borrowers’ financial data, cash flow, and various other factors. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

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

FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 40 of the Company’s 2014 Annual Report on Form 10-K for a detailed explanation of this asset.

Index

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses and the corresponding FDIC indemnification asset:

($ in thousands)
At March 31, 2015	Cooperative Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Bank of Asheville Non-Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/30/2019	3/31/2021	3/31/2016

Nonaccrual covered loans
Unpaid principal balance	$6,566	884	6,616	14,066
Carrying value prior to loan discount*	6,178	734	4,372	11,284
Loan discount	923	442	1,323	2,688
Net carrying value	5,255	292	3,049	8,596
Allowance for loan losses	524	5	55	584
Indemnification asset recorded	1,039	294	498	1,831

All other covered loans
Unpaid principal balance	97,452	8,601	21,771	127,824
Carrying value prior to loan discount*	97,324	8,517	21,757	127,598
Loan discount	13,020	1,648	1,697	16,365
Net carrying value	84,304	6,869	20,060	111,233
Allowance for loan losses	1,182	57	403	1,642
Indemnification asset recorded	8,843	1,237	1,005	11,085

All covered loans
Unpaid principal balance	104,018	9,485	28,387	141,890
Carrying value prior to loan discount*	103,502	9,251	26,129	138,882
Loan discount	13,943	2,090	3,020	19,053
Net carrying value	89,559	7,161	23,109	119,829
Allowance for loan losses	1,706	62	458	2,226
Indemnification asset recorded	9,882	1,531	1,503	12,916	**

Foreclosed Properties
Net carrying value	1,171	—	884	2,055
Indemnification asset recorded	529	—	153	682

For the Three Months Ended March 31, 2015
Loan discount accretion recognized	506	216	835	1,557
Indemnification asset expense associated with the loan discount accretion recognized	735	189	829	1,753

* Reflects partial charge-offs

** A present value adjustment of $30 reduces the carrying value of this asset to $12,886.

Index

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the first quarter of 2015 amounted to $6.8 million, or $0.33 per diluted common share, compared to net income available to common shareholders of $5.5 million, or $0.27 per diluted common share, recorded in the first quarter of 2014. The higher earnings in 2015 were primarily the result of a lower provision for loan losses.

Net Interest Income and Net Interest Margin

Net interest income for the first quarter of 2015 amounted to $29.7 million, a 16.4% decrease from the $35.5 million recorded in the first quarter of 2014.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) in the first quarter of 2015 was 4.19% compared to 5.13% for the first quarter of 2014. The 4.19% net interest margin was a six basis point decrease from the 4.25% margin realized in the fourth quarter of 2014. The lower margins are primarily due to lower amounts of discount accretion on loans purchased in failed-bank acquisitions and lower average asset yields – see additional discussion below. Loan discount accretion amounted to $1.6 million in the first quarter of 2015, $2.2 million in the fourth quarter of 2014, and $6.4 million in the first quarter of 2014. The lower amount of accretion is due to the unaccreted discount amount that resulted from prior acquisitions continuing to wind down.

Our cost of funds has steadily declined from 0.31% in the first quarter of 2014 to 0.26% in the first quarter of 2015, which has had a positive impact on our net interest margin.

Provision for Loan Losses and Asset Quality

We recorded a negative provision for loan losses (reduction of the allowance for loan losses) of $0.2 million in the first quarter of 2015 compared to a provision for loan losses of $3.6 million in the first quarter of 2014. As discussed below, we record provisions for loan losses related to both non-covered and covered loan portfolios – see explanation of the terms “non-covered” and “covered” in the section below entitled “Note Regarding Components of Earnings.”

The provision for loan losses on non-covered loans amounted to $0.1 million in the first quarter of 2015 compared to $3.4 million in the first quarter of 2014. The lower provision recorded in 2015 was primarily a result of improved credit quality trends, minimal loan growth, and generally improving economic trends.

We recorded a negative provision for loan losses on covered loans of $0.3 million in the first quarter of 2015 compared to a $0.2 million in provision for loan losses in the first quarter of 2014. The negative provision in 2015 primarily resulted from lower levels of covered nonperforming loans, declining levels of total covered loans and net loan recoveries (recoveries, net of charge-offs) of $0.2 million realized during the quarter.

Total non-covered nonperforming assets amounted to $90.4 million at March 31, 2015 (2.92% of total non-covered assets), $95.3 million at December 31, 2014 (3.09% of total non-covered assets), and $82.2 million at March 31, 2014 (2.65% of total non-covered assets). The increase in non-covered nonperforming assets when comparing March 31, 2015 to March 31, 2014 was primarily due to the Company transferring $14.8 million in nonperforming assets from covered status to non-covered status on July 1, 2014 upon the scheduled expiration of a loss sharing agreement with the FDIC associated with those assets.

Total covered nonperforming assets have declined in the past year, amounting to $14.5 million at March 31, 2015, $18.7 million at December 31, 2014 and $58.9 million at March 31, 2014. Over the past twelve months, we have resolved a significant amount of covered loans and has experienced strong property sales along the North Carolina coast, which is where most of our covered assets are located. Also, as discussed in the preceding paragraph, on July 1, 2014 the Company transferred $14.8 million in nonperforming assets from covered status to non-covered status upon the expiration of a loss sharing agreement.

Index

Noninterest Income

Total noninterest income for the three months ended March 31, 2015 was $4.5 million compared to $0.3 million for the comparable period of 2014.

Core noninterest income for the first quarter of 2015 was $7.2 million, a decrease of 3.9% from the $7.5 million reported for the first quarter of 2014. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income. The primary reason for the decrease in core noninterest income in 2015 was lower service charges on deposit accounts, which declined from $3.6 million in the first quarter of 2014 to $2.9 million in the first quarter of 2015. After the elimination of free checking for most customers with low balances in late 2013, monthly fees earned on deposit accounts have gradually declined over the past several quarters as a result of more customers meeting the requirements to have the monthly service charge waived. Fewer instances of fees earned from customers overdrawing their accounts have also impacted this line item.

Noncore components of noninterest income resulted in net losses of $2.6 million in the first quarter of 2015 and net losses of $7.2 million in the first quarter of 2014. The largest variances in noncore noninterest income related to gains (losses) on covered foreclosed properties and indemnification asset income (expense) – see discussion in the section entitled “Components of Earnings.”

Noninterest Expenses

Noninterest expenses amounted to $23.7 million in the first quarter of 2015 compared to $23.6 million recorded in the first quarter of 2014. In 2015, a lower level of salary expense, resulting from a decline in the number of employees, was offset by miscellaneous items of other operating expense.

Balance Sheet and Capital

Total assets at March 31, 2015 amounted to $3.2 billion, a 2.9% decrease from a year earlier. Total loans at March 31, 2015 amounted to $2.4 billion, a 2.1% decrease from a year earlier, and total deposits amounted to $2.7 billion at March 31, 2015, a 3.3% decrease from a year earlier.

Investment securities totaled $349.0 million at March 31, 2015 compared to $234.1 million at March 31, 2014. In the fourth quarter of 2014, we used a portion of our excess cash balances to purchase approximately $125 million in investment securities.

Non-covered loans amounted to $2.3 billion at March 31, 2015, an increase of $18.8 million from March 31, 2014. The increase was due to the reclassification of $39.7 million in loans from covered status to non-covered status in connection with the July 1, 2014 expiration of a loss sharing agreement. Non-covered loans increased $7 million during the first quarter of 2015 as a result of internal initiatives to drive loan growth. Loans covered by FDIC loss share agreements are expected to continue to decline as those loans continue to pay down.

The lower amount of deposits at March 31, 2015 compared to March 31, 2014 was primarily due to declines in retail time deposits and brokered deposits, with increases in checking accounts offsetting a large portion of the decline. Time deposits are generally one of our most expensive funding sources, and thus the shift from this category has benefited our overall cost of funds.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at March 31, 2015 of 17.61% compared to the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 8.08% at March 31, 2015, an increase of 78 basis points from a year earlier.

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

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2015 amounted to $29.7 million, a decrease of $5.8 million, or 16.4%, from the $35.5 million recorded in the first quarter of 2014. Net interest income on a tax-equivalent basis for the three month period ended March 31, 2015 amounted to $30.1 million, a decrease of $5.8 million, or 16.2%, from the $35.9 million recorded in the first quarter of 2014. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended March 31,
($ in thousands)	2015	2014
Net interest income, as reported	$29,703	35,535
Tax-equivalent adjustment	390	373
Net interest income, tax-equivalent	$30,093	35,908

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three months ended March 31, 2015, the lower net interest income compared to the same period of 2014 was due to a lower net interest margin (see discussion below).

Index

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended March 31,
	2015			2014
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,391,071	4.99%	$29,441	$2,459,368	5.95%	$36,086
Taxable securities	283,515	1.94%	1,359	180,228	2.25%	1,001
Non-taxable securities (2)	53,049	6.52%	853	53,975	6.33%	843
Short-term investments, principally federal funds	183,097	0.43%	195	143,235	0.34%	119
Total interest-earning assets	2,910,732	4.44%	31,848	2,836,806	5.44%	38,049

Cash and due from banks	65,910			83,243
Premises and equipment	75,677			77,440
Other assets	142,251			181,359
Total assets	$3,194,570			$3,178,848

Liabilities
Interest bearing checking	$562,849	0.06%	$82	$529,110	0.06%	$80
Money market deposits	557,558	0.12%	165	553,792	0.11%	151
Savings deposits	181,154	0.05%	22	173,228	0.05%	21
Time deposits >$100,000	450,258	0.76%	847	575,627	0.83%	1,183
Other time deposits	342,089	0.41%	342	414,987	0.45%	456
Total interest-bearing deposits	2,093,908	0.28%	1,458	2,246,744	0.34%	1,891
Borrowings	116,394	1.03%	297	47,394	2.14%	250
Total interest-bearing liabilities	2,210,302	0.32%	1,755	2,294,138	0.38%	2,141

Noninterest bearing checking	575,065			492,450
Other liabilities	17,030			15,842
Shareholders’ equity	392,173			376,418
Total liabilities and shareholders’ equity	$3,194,570			$3,178,848

Net yield on interest-earning assets and net interest income		4.19%	$30,093		5.13%	$35,908
Interest rate spread		4.12%			5.06%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $390,000 and $373,000 in 2015 and 2014, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the first quarter of 2015 were $2.391 billion, which was 2.8% lower than the average loans outstanding for the first quarter of 2014 ($2.459 billion). The lower amount of average loans outstanding in 2015 is due to minimal organic loan growth and the continued resolution of covered loans within our “covered loan” portfolio through foreclosure, charge-off, or repayment.

The mix of our loan portfolio remained substantially the same at March 31, 2015 compared to December 31, 2014, with approximately 90% of our loans being real estate loans, 7% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the first quarter of 2015 were $2.669 billion, which was 2.6% less than the average deposits outstanding for the first quarter of 2014 ($2.739 billion). Average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $1.749 billion at March 31, 2014 to $1.877 billion at March 31, 2015, representing growth of $128 million, or 7.3%. With the growth of our transaction deposit accounts, we were able to further reduce our reliance on higher cost sources of funding, specifically time deposits. Average time deposits declined from $991 million at March 31, 2014 to $792 million at March 31, 2015, a decrease of $199 million, or 20.0%. This favorable change in funding mix was largely responsible for our average cost of interest bearing liabilities decreasing from 0.38% in the first quarter of 2014 to 0.32% in the first quarter of 2015. Our total cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.26% in the first quarter of 2015 compared to 0.31% in the first quarter of 2014.

Index

See additional information regarding changes in the Company’s loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2015 was 4.19% compared to 5.13% for the first quarter of 2014. The lower margin was primarily a result of a lower amount of discount accretion on loans purchased in failed-bank acquisitions (see discussion below).

Our net interest margin benefitted from the net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition that occurred in June 2009 and, to a lesser degree, the acquisition of The Bank of Asheville in January 2011. For the three months ended March 31, 2015 and 2014, we recorded $1,557,000 and $6,362,000, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. The following table presents the detail of the purchase accounting adjustments that impacted net interest income.

	For the Three Months Ended
$ in thousands	March 31, 2015	March 31, 2014

Interest income – reduced by premium amortization on loans	$—	(49)
Interest income – increased by accretion of loan discount	1,557	6,408
Interest expense – reduced by premium amortization of deposits	—	3
Impact on net interest income	$1,557	6,362

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

The decrease in discount accretion in 2015 is due to the unnaccreted discount amount that resulted from prior acquisitions continuing to wind down. Unaccreted loan discount has declined from $39.6 million at December 31, 2013 to $19.1 million at March 31, 2015.

We recorded total negative provisions for loan losses of $0.2 million for the first quarter of 2015 compared to total provisions for loan losses of $3.6 million in the first quarter of 2014.

Our provision for loan losses on non-covered loans amounted to $0.1 million in the first quarter of 2015 compared to $3.4 million in the first quarter of 2014. The lower provision in 2015 was primarily the result of improved credit quality trends, minimal loan growth, and generally improving economic trends.

We recorded a negative provision for loan losses on covered loans of $0.3 million in the first quarter of 2015 compared to provision for loan losses of $0.2 million in the first quarter of 2014. The decrease was primarily due to lower levels of covered nonperforming loans during the period, stabilization in the underlying collateral values of nonperforming loans, and $0.2 million in net loan recoveries realized in the first quarter of 2015.

Total noninterest income was $4.5 million in the first quarter of 2015 compared to $0.3 million for the first quarter of 2014.

As presented in the table below, core noninterest income for the first quarter of 2015 was $7.2 million, a decrease of 3.9% from the $7.5 million reported for the first quarter of 2014. As noted above, core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income.

The following table presents our core noninterest income for the three month periods ending March 31, 2015 and 2014, respectively.

Index

	For the Three Months Ended
$ in thousands	March 31, 2015	March 31, 2014

Service charges on deposit accounts	$2,892	3,573
Other service charges, commissions, and fees	2,542	2,367
Fees from presold mortgages	808	607
Commissions from sales of insurance and financial products	561	594
Bank-owned life insurance income	371	327
Core noninterest income	$7,174	7,468

As shown in the table above, service charges on deposit accounts decreased from $3.6 million in the first quarter of 2014 to $2.9 million in the first quarter of 2015. After the elimination of free checking for most customers with low balances in late 2013, monthly fees earned on deposit accounts have gradually declined over the past several quarters as a result of more customers meeting the requirements to have the monthly service charge waived. Fewer instances of fees earned from customers overdrawing their accounts have also impacted this line item.

Other service charges, commissions, and fees increased in 2015 compared to 2014, primarily as a result of higher debit card interchange fees. We earn a small fee each time a customer uses a debit card to make a purchase. Due to the growth in checking accounts and increased customer usage of debit cards, we have experienced increases in this line item.

Fees from presold mortgages increased from $0.6 million in the first quarter of 2014 to $0.8 million in the first quarter of 2015. Mortgage loan activity increased this quarter in comparison to prior year due to higher production volumes resulting from favorable mortgage rates in the quarter.

Commissions from sales of insurance and financial products amounted to approximately $0.6 million for each of the first three months of 2014 and 2015.

Bank-owned life insurance income increased to $0.4 million in the first quarter of 2015 compared to $0.3 million in the first quarter of 2014. In the second quarter of 2014, we purchased $10 million in additional bank owned life insurance, which has resulted in increased income since the purchase.

Within the noncore components of noninterest income, we recorded a net loss on non-covered foreclosed properties of $0.5 million in the first quarter of 2015 compared a $0.2 million loss in the first quarter of 2014. We continue to actively pursue disposal of our foreclosed properties and have been willing to accept reasonable levels of losses in order to do so.

Gains on covered foreclosed properties were $0.2 million for the three months ended March 31, 2015 compared to losses of $2.1 million recorded for the three months ended March 31, 2014. Losses on covered foreclosed properties have generally declined as a result of significantly lower levels of covered foreclosed properties held by the Company and stabilization in property values.

Indemnification asset income (expense) is recorded to reflect additional (decreased) amounts expected to be received from the FDIC related to covered assets. The three primary items that result in recording indemnification asset income (expense) are 1) income from loan discount accretion, which results in indemnification expense, 2) provisions for loan losses on covered loans, which result in indemnification income and 3) foreclosed property gains (losses) on covered assets, which also result in indemnification expense (income). In the first quarter of 2015, we recorded $2.4 million in indemnification asset expense compared to $4.9 million in indemnification asset expense in the first quarter of 2014. This variance is primarily due to lower indemnification asset expense associated with the lower loan discount accretion income in the first quarter of 2015, as shown in the following table:

($ in millions)	For the Three Months Ended
	March 31, 2015	March 31, 2014

Indemnification asset expense associated with loan discount accretion income	$(1.7)	(5.9)
Indemnification asset income (expense) associated with loan losses (recoveries), net	(0.4)	(0.4)
Indemnification asset income (expense) associated with foreclosed property losses (gains)	(0.2)	1.6
Other sources of indemnification asset income (expense)	(0.1)	(0.2)
Total indemnification asset income (expense)	$(2.4)	(4.9)

Index

Noninterest expenses amounted to $23.7 million in the first quarter of 2015, a 0.7% increase over the $23.6 million recorded in the same period of 2014.

Personnel expense (salaries and employee benefits expense) was $13.7 million for the first quarter of 2015 compared to $14.0 million in the first quarter of 2014. The decrease has been primarily associated with reductions in personnel as the Company continues its efforts to control costs and improve efficiency.

The combined amount of occupancy and equipment expense did not vary materially when comparing the first quarter of 2015 to the first quarter of 2014, amounting to approximately $2.8 million in each quarter.

Other operating expenses amounted to $7.0 million for the first quarter of 2015 compared to $6.6 million in the first quarter of 2014, with the increase related to miscellaneous items of other operating expense. Legal expense associated with the legal proceeding discussed below in the section “Liquidity, Commitments, and Contingencies,” higher debit card expense, and an upgrade to our internet network are the primary components impacting the increase in this line item.

For the first quarter of 2015, the provision for income taxes was $3.7 million, an effective tax rate of 34.6%. For the first quarter of 2014, the provision for income taxes was $3.0 million, an effective tax rate of 34.8%.

We accrued total preferred stock dividends of $0.2 million in each of the three month periods ended March 31, 2015 and 2014. These amounts are deducted from net income in computing “net income available to common shareholders.” Preferred dividends related to our Series B Preferred Stock and our Series C Preferred Stock. Our Series B Preferred Stock relates to $63.5 million in preferred stock that was issued to the U.S. Treasury in September 2011 in connection with our participation in the Small Business Lending Fund. From the September 2011 issuance date until December 31, 2013, the dividend rate on this stock was subject to fluctuation between 1% and 5% per anum based upon changes in the level of our “Qualified Small Business Lending” (“QSBL”).  We were able to continually increase our levels of QSBL such that our dividend rate decreased to approximately 1.0% by the first quarter of 2013 and remained at that level through December 31, 2013, at which point the dividend rate became fixed at 1.0%. The dividend rate will remain at 1.0% until March 2016, at which point the dividend rate automatically increases to 9%. Subject to regulatory approval, which cannot be assured, it is our intent to redeem the Series B Preferred Stock prior to the dividend rate increase. Our Series C Preferred Stock relates to the December 2012 issuance of 728,706 shares of preferred stock that pay dividends at the same rate as we pay to holders of our common stock.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $133,000 during the first quarter of 2015 compared to other comprehensive income of $164,000 during the first quarter of 2014. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at March 31, 2015 amounted to $3.22 billion, a 2.9% decrease from a year earlier. Total loans at March 31, 2015 amounted to $2.40 billion, a 2.1% decrease from a year earlier, and total deposits amounted to $2.69 billion, a 3.3% decrease from a year earlier.

The following table presents information regarding the nature of changes in our levels of loans and deposits for the twelve months ended March 31, 2015 and for the first quarter of 2015.

April 1, 2014 to March 31, 2015	Balance at beginning of period	Internal Growth, net	Transfer due to Expiration of Loss Share Agreement	Balance at end of period	Total percentage growth	Internal percentage growth
Loans – Non-covered	$2,256,726	(20,829)	39,673	2,275,570	0.8%	-0.9%
Loans – Covered	190,551	(31,049)	(39,673)	119,829	-37.1%	-16.3%
Total loans	2,447,277	(51,878)	—	2,395,399	-2.1%	-2.1%

Deposits – Noninterest bearing checking	511,612	79,671	—	591,283	15.6%	15.6%
Deposits – Interest bearing checking	550,702	28,082	—	578,784	5.1%	5.1%
Deposits – Money market	553,935	14,817	—	568,752	2.7%	2.7%
Deposits – Savings	177,744	5,292	—	183,036	3.0%	3.0%
Deposits – Brokered	150,272	(87,471)	—	62,801	-58.2%	-58.2%
Deposits – Internet time	1,967	(1,718)	—	249	-87.3%	-87.3%
Deposits – Time>$100,000	436,245	(62,646)	—	373,599	-14.4%	-14.4%
Deposits – Time<$100,000	404,247	(69,137)	—	335,110	-17.1%	-17.1%
Total deposits	$2,786,724	(93,110)	—	2,693,614	-3.3%	-3.3%

January 1, 2015 to March 31, 2015
Loans – Non-covered	$2,268,580	6,990	—	2,275,570	0.3%	0.3%
Loans – Covered	127,594	(7,765)	—	119,829	-6.1%	-6.1%
Total loans	$2,396,174	(775)	—	2,395,399	0.0%	0.0%

Deposits – Noninterest bearing checking	$560,230	31,053	—	591,283	5.5%	5.5%
Deposits – Interest bearing checking	583,903	(5,119)	—	578,784	-0.9%	-0.9%
Deposits – Money market	548,255	20,497	—	568,752	3.7%	3.7%
Deposits – Savings	180,317	2,719	—	183,036	1.5%	1.5%
Deposits – Brokered	88,375	(25,574)	—	62,801	-28.9%	-28.9%
Deposits – Internet time	747	(498)	—	249	-66.7%	-66.7%
Deposits – Time>$100,000	384,127	(10,528)	—	373,599	-2.7%	-2.7%
Deposits – Time<$100,000	349,952	(14,842)	—	335,110	-4.2%	-4.2%
Total deposits	$2,695,906	(2,292)	—	2,693,614	-0.1%	-0.1%

As derived from the table above, for the twelve months preceding March 31, 2015, our total loans decreased $52 million, or 2.1%. This decline was caused primarily by continued resolution of covered loans that were acquired in FDIC-assisted transactions, which is steadily declining as those loans pay down or are otherwise resolved. Internal non-covered loan growth was negative $21 million, or (0.9%), for the twelve months ended March 31, 2015. Lending levels have been impacted over the past year by intense competition, a relatively slow economic recovery in many of our market areas, as well as pressures from internal loan process changes implemented in mid-2014 designed to enhance loan quality. We continue to pursue lending opportunities in order to improve our asset yields and have introduced initiatives in 2015 to drive loan growth. For the first three months of 2015, we experienced internal growth in our non-covered loan portfolio of $7 million, or 0.3%. This increase was offset by a decline in our covered loans of $8 million.

The mix of our loan portfolio remains substantially the same at March 31, 2015 compared to December 31, 2014. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Note 7 to the consolidated financial statements presents additional detailed information regarding our mix of loans, including a break-out between loans covered by FDIC loss share agreements and non-covered loans. Additionally, the section above titled “FDIC Indemnification Asset” contains detail of our covered loans and foreclosed properties segregated by each of the three remaining loss share agreements.

Index

For both the three and twelve month periods ended March 31, 2015, we experienced net declines in total deposits, with growth in transaction account balances (checking, money market, and savings) being more than offset by declines in time deposits. Time deposits are price sensitive, and without the need to fund loan growth we have not aggressively priced time deposits, and we have also elected not to renew maturing brokered deposits. Also, due to the low interest rates environment, some customers are shifting their funds from time deposits into transaction accounts at our company, which do not pay a materially lower interest rate, while being more liquid.

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

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended March 31, 2015	As of/for the quarter ended December 31, 2014	As of/for the quarter ended March 31, 2014

Non-covered nonperforming assets
Nonaccrual loans	$47,416	50,066	44,129
Restructured loans – accruing	33,997	35,493	26,335
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	81,413	85,559	70,464
Foreclosed real estate	8,978	9,771	11,740
Total non-covered nonperforming assets	$90,391	95,330	82,204

Covered nonperforming assets (1)
Nonaccrual loans	$8,596	10,508	31,986
Restructured loans – accruing	3,874	5,823	7,429
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	12,470	16,331	39,415
Foreclosed real estate	2,055	2,350	19,504
Total covered nonperforming assets	$14,525	18,681	58,919

Total nonperforming assets	$104,916	114,011	141,123

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.76%	0.82%	0.65%
Nonperforming loans to total loans	3.92%	4.25%	4.49%
Nonperforming assets to total assets	3.26%	3.54%	4.26%
Allowance for loan losses to total loans	1.50%	1.70%	1.97%
Allowance for loan losses to nonperforming loans	38.34%	39.87%	43.80%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	0.84%	0.78%	0.52%
Non-covered nonperforming loans to non-covered loans	3.58%	3.77%	3.12%
Non-covered nonperforming assets to total non-covered assets	2.92%	3.09%	2.65%
Allowance for loan losses to non-covered loans	1.48%	1.69%	1.98%
Allowance for loan losses to non-covered nonperforming loans	41.48%	44.82%	63.45%

(1) Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.

Index

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the weak economy experienced in much of our market associated with the onset of the recession in 2008, we experienced higher levels of loan losses, delinquencies and nonperforming assets compared to our historical averages. While economic conditions have improved recently and our asset quality is generally improving, we continue to have elevated levels of losses and nonperforming assets.

As noted in the table above, at March 31, 2015, total nonaccrual loans (covered and non-covered) amounted to $56.0 million, compared to $60.6 million at December 31, 2014 and $76.1 million at March 31, 2014. Non-covered nonaccrual loans were $47.4 million, $50.1 million, and $44.1 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Nonaccrual loans decreased during the first quarter of 2015 as we continue to focus on resolving our problem assets. The increase from March 31, 2014 to December 31, 2014 related to the transfer of covered nonaccrual loans to non-covered status, as discussed in the following paragraph.

As previously disclosed, on July 1, 2014, we transferred $9.7 million of covered nonaccrual loans, $2.1 million of covered accruing troubled debt restructurings, and $3.0 million of covered foreclosed real estate to non-covered status due to the scheduled expiration of one of our loss share agreements with the FDIC.

“Restructured loans – accruing”, or troubled debt restructurings (TDRs), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. As seen in the table above “Asset Quality Data”, at March 31, 2015, total TDRs (covered and non-covered) amounted to $37.9 million, compared to $41.3 million at December 31, 2014 and $33.8 million at March 31, 2014.

Foreclosed real estate includes primarily foreclosed properties. Non-covered foreclosed real estate has decreased over the past year, amounting to $9.0 million at March 31, 2015, $9.8 million at December 31, 2014, and $11.7 million at March 31, 2014. The decreases were the result of sales activity during the periods and the improvement in our overall asset quality.

At March 31, 2015, we also held $2.1 million in foreclosed real estate that is subject to the loss share agreements with the FDIC, which is a decline from $2.4 million at December 31, 2014 and $19.5 million at March 31, 2014. The decline is primarily due to increased property sales activity, particularly along the North Carolina coast, which is where most of our covered foreclosed properties are located.

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At March 31, 2015	At December 31, 2014	At March 31, 2014
Commercial, financial, and agricultural	$3,793	3,575	5,627
Real estate – construction, land development, and other land loans	8,715	10,079	20,692
Real estate – mortgage – residential (1-4 family) first mortgages	23,173	26,916	20,290
Real estate – mortgage – home equity loans/lines of credit	3,760	4,214	3,999
Real estate – mortgage – commercial and other	16,158	15,190	25,017
Installment loans to individuals	413	600	490
Total nonaccrual loans	$56,012	60,574	76,115

The following segregates our nonaccrual loans at March 31, 2015 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$147	3,646	3,793
Real estate – construction, land development, and other land loans	1,024	7,691	8,715
Real estate – mortgage – residential (1-4 family) first mortgages	4,803	18,370	23,173
Real estate – mortgage – home equity loans/lines of credit	307	3,453	3,760
Real estate – mortgage – commercial and other	2,315	13,843	16,158
Installment loans to individuals	—	413	413
Total nonaccrual loans	$8,596	47,416	56,012

Index

The following segregates our nonaccrual loans at December 31, 2014 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$104	3,471	3,575
Real estate – construction, land development, and other land loans	1,140	8,939	10,079
Real estate – mortgage – residential (1-4 family) first mortgages	7,724	19,192	26,916
Real estate – mortgage – home equity loans/lines of credit	339	3,875	4,214
Real estate – mortgage – commercial and other	1,201	13,989	15,190
Installment loans to individuals	—	600	600
Total nonaccrual loans	$10,508	50,066	60,574

Among non-covered loans, the tables above indicate slight decreases in most categories of non-covered nonaccrual loans. The decreases reflect stabilization in most of our market areas and our increased focus on the resolution of our nonperforming assets.

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end (covered and non-covered):

($ in thousands)	At March 31, 2015	At December 31, 2014	At March 31, 2014
Vacant land	$4,414	4,964	16,374
1-4 family residential properties	3,136	2,878	6,856
Commercial real estate	3,483	4,279	8,014
Total foreclosed real estate	$11,033	12,121	31,244

The following segregates our foreclosed real estate at March 31, 2015 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$597	3,817	4,414
1-4 family residential properties	893	2,243	3,136
Commercial real estate	565	2,918	3,483
Total foreclosed real estate	$2,055	8,978	11,033

The following segregates our foreclosed real estate at December 31, 2014 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$639	4,325	4,964
1-4 family residential properties	866	2,012	2,878
Commercial real estate	845	3,434	4,279
Total foreclosed real estate	$2,350	9,771	12,121

Index

The following table presents geographical information regarding our nonperforming assets at March 31, 2015.

	As of March 31, 2015
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$8,358	17,768	26,126	$584,000	4.5%
Triangle Region (NC)	—	22,584	22,584	724,000	3.1%
Triad Region (NC)	—	19,284	19,284	342,000	5.6%
Charlotte Region (NC)	—	2,243	2,243	92,000	2.4%
Southern Piedmont Region (NC)	68	7,422	7,490	257,000	2.9%
Western Region (NC)	4,010	22	4,032	61,000	6.6%
South Carolina Region	34	3,915	3,949	105,000	3.8%
Virginia Region	—	8,175	8,175	212,000	3.9%
Other	—	—	—	18,000	0.0%
Total nonaccrual loans and troubled debt restructurings	$12,470	81,413	93,883	$2,395,000	3.9%

Foreclosed Real Estate (1)
Eastern Region (NC)	$1,171	2,017	3,188
Triangle Region (NC)	—	2,437	2,437
Triad Region (NC)	—	2,233	2,233
Charlotte Region (NC)	—	366	366
Southern Piedmont Region (NC)	—	1,022	1,022
Western Region (NC)	884	—	884
South Carolina Region	—	800	800
Virginia Region	—	103	103
Other	—	—	—
Total foreclosed real estate	2,055	8,978	11,033

(1)	The counties comprising each region are as follows:
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
Virginia Region - Wythe, Washington, Montgomery, Roanoke

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

The weak economic environment since 2008 has resulted in elevated levels of classified and nonperforming assets, which has generally led to higher provisions for loan losses compared to historical averages. While we are seeing signs of a recovering economy in most of our market areas, the recovery seems to be lagging and is less robust than that of the national economy. Although we continue to have an elevated level of past due and adversely classified assets compared to historic averages, we believe the severity of the loss rate inherent in our current inventory of classified loans is less than in recent years.

We recorded a negative provision for loan losses (reduction of the allowance for loan losses) of $0.2 million for the first quarter of 2015 compared to a provision for loan losses of $3.6 million in the first quarter of 2014. The total provision for loan losses is comprised of provisions for loan losses for non-covered loans and provisions for loan losses for covered loans, as discussed in the following paragraphs.

Index

The provision for loan losses on non-covered loans amounted to $0.1 million in the first quarter of 2015 compared to $3.4 million in the first quarter of 2014.  The lower provision in 2015 was primarily the result of improved credit quality trends, minimal loan growth, and generally improving economic trends, as discussed in the following paragraph.

Our non-covered loan growth was $7 million, or 0.3%, for the three months ended March 31, 2015. As previously discussed, loan growth has been negatively impacted by intense competition, a relatively slow economic recovery in many of our market areas, as well as pressures from internal loan process changes implemented in mid-2014 designed to enhance loan quality. As it relates to asset quality trends, as shown in a table within Note 7 to the consolidated financial statements, our total non-covered classified and nonaccrual loans decreased from $125 million at December 31, 2014 to $119 million at March 31, 2015. Additionally, our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. Periods of high net charge-offs we experienced during the peak of the recession are now dropping out of the analysis and being replaced by the more modest levels of net charge-offs now being experienced. The first quarter of 2015 marked our ninth consecutive quarter of annualized net charge-offs related to non-covered loans being less than 1.00%, whereas at the peak of the recession that ratio was frequently over 1.00%. In the near term, we expect that net charge-offs experienced in the next few quarters will continue to be less than those experienced in the recessionary periods that are dropping out of the analysis, and for that reason we expect our resulting provisions for loan losses to be positively impacted.

We recorded a negative provision for loan losses on covered loans of $0.3 million in the first quarter of 2015 compared to $0.2 million in provision for loan losses in the first quarter of 2014. The negative provision in 2015 primarily resulted from lower levels of covered nonperforming loans, declining levels of total covered loans and net loan recoveries (recoveries, net of charge-offs) of $0.2 million realized during the quarter.

For the first three months of 2015, we recorded $4.5 million in net charge-offs, compared to $4.0 million for the comparable period of 2014. The net charge-offs in 2015 included $0.2 million of net covered loan recoveries and $4.7 million of net non-covered loan charge-offs, whereas in 2014 net charge-offs included $1.0 million in net charge-offs of covered loans and $2.9 million in net charge-offs of non-covered loans. The covered loan net charge-offs in the first quarter of 2014 include a recovery of $1.9 million.

The allowance for loan losses amounted to $36.0 million at March 31, 2015, compared to $40.6 million at December 31, 2014 and $48.1 million at March 31, 2014. The allowance for loan losses for non-covered loans was $33.8 million, $38.3 million, and $44.7 million at March 31, 2015, December 31, 2014, and March 31, 2014 respectively. The ratio of our allowance for non-covered loans to total non-covered loans has declined from 1.98% at March 31, 2014 to 1.48% at March 31, 2015 as a result of the factors discussed above that impacted our provision for loan losses on non-covered loans.

At March 31, 2015, December 31, 2014, and March 31, 2014, the allowance for loan losses attributable to covered loans was $2.2 million, $2.3 million, and $3.4 million, respectively. The decline from March 31, 2014 to December 31, 2014 was primarily due to the July 1, 2014 transfer of $1.7 million in allowance for loan losses from covered status to non-covered status in connection with the expiration of one of our loss sharing agreements on June 30, 2014, as discussed above.

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

($ in thousands)	Three Months Ended March 31,	Twelve Months Ended December 31,	Three Months Ended March 31,
	2015	2014	2014
Loans outstanding at end of period	$2,395,399	2,396,174	2,447,277
Average amount of loans outstanding	$2,391,071	2,434,331	2,459,368

Allowance for loan losses, at beginning of year	$40,626	48,505	48,505
Provision (reversal) for loan losses	(164)	10,195	3,575
	40,462	58,700	52,080
Loans charged off:
Commercial, financial, and agricultural	(894)	(5,179)	(1,559)
Real estate – construction, land development & other land loans	(1,329)	(6,071)	(2,019)
Real estate – mortgage – residential (1-4 family) first mortgages	(1,514)	(4,050)	(1,078)
Real estate – mortgage – home equity loans / lines of credit	(116)	(1,607)	(285)
Real estate – mortgage – commercial and other	(1,296)	(4,405)	(934)
Installment loans to individuals	(651)	(1,924)	(541)
Total charge-offs	(5,800)	(23,236)	(6,416)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	99	149	26
Real estate – construction, land development & other land loans	753	3,363	2,155
Real estate – mortgage – residential (1-4 family) first mortgages	102	646	30
Real estate – mortgage – home equity loans / lines of credit	23	100	21
Real estate – mortgage – commercial and other	264	446	112
Installment loans to individuals	93	458	119
Total recoveries	1,334	5,162	2,463
Net charge-offs	(4,466)	(18,074)	(3,953)
Allowance for loan losses, at end of period	$35,996	40,626	48,127

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.76%	0.74%	0.65%
Allowance for loan losses as a percent of loans at end of period	1.50%	1.70%	1.97%

Index

The following table discloses the activity in the allowance for loan losses for the three months ended March 31, 2015, segregated into covered and non-covered.

	As of March 31, 2015
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$119,829	2,275,570	2,395,399
Average amount of loans outstanding	$123,712	2,267,359	2,391,071

Allowance for loan losses, at beginning of year	$2,281	38,345	40,626
Provision (reversal) for loan losses	(268)	104	(164)
	2,013	38,449	40,462
Loans charged off:
Commercial, financial, and agricultural	—	(894)	(894)
Real estate – construction, land development & other land loans	—	(1,329)	(1,329)
Real estate – mortgage – residential (1-4 family) first mortgages	(99)	(1,415)	(1,514)
Real estate – mortgage – home equity loans / lines of credit	(41)	(75)	(116)
Real estate – mortgage – commercial and other	(300)	(996)	(1,296)
Installment loans to individuals	—	(651)	(651)
Total charge-offs	(440)	(5,360)	(5,800)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	12	87	99
Real estate – construction, land development & other land loans	487	266	753
Real estate – mortgage – residential (1-4 family) first mortgages	89	13	102
Real estate – mortgage – home equity loans / lines of credit	2	21	23
Real estate – mortgage – commercial and other	62	202	264
Installment loans to individuals	1	92	93
Total recoveries	653	681	1,334
Net (charge-offs)/recoveries	213	(4,679)	(4,466)
Allowance for loan losses, at end of period	$2,226	33,770	35,996

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

Index

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at March 31, 2015, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2014.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $542 million line of credit with the Federal Home Loan Bank (of which $70 million was outstanding at March 31, 2015), 2) a $50 million overnight federal funds line of credit with a correspondent bank (of which none was outstanding at March 31, 2015), and 3) an approximately $87 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at March 31, 2015). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $193 million at both March 31, 2015 and 2014 as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $416 million at March 31, 2015 compared to $288 million at December 31, 2014.

Our overall liquidity remained stable since March 31, 2014. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings were 21.1% at both March 31, 2014 and 2015.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2014, detail of which is presented in Table 18 on page 88 of our 2014 Annual Report on Form 10-K.

At March 31, 2015, there are $1.2 million in loss share agreement claims that the FDIC has denied because they disagree with the collection strategy that we undertook. We have notified the FDIC that we are invoking the arbitration provisions contained in the loss share agreement, as we don’t believe we have violated the agreement. No allowance or reserve has been established for the disputed amount.

Index

We are not involved in any other legal proceedings that, in our opinion, could have a material effect on our consolidated financial position. However, see “Part II, Item 1 - Legal Proceedings” for a discussion of a “Wells Notice” letter received from the SEC.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2015, and have no current plans to do so.

Capital Resources

We are regulated by the Board of Governors of the Federal Reserve Board (FED) and are subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. Our banking subsidiary is regulated by the North Carolina Office of the Commissioner of Banks and until April 22, 2015, our bank subsidiary was also regulated by the Federal Deposit Insurance Corporation (FDIC). Effective April 22, 2015, our bank subsidiary became a member of the Federal Reserve System, and therefore, the Federal Reserve Bank replaced the FDIC as our bank’s primary federal regulator. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

We must comply with regulatory capital requirements established by the FED. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The FED has approved the final rules implementing the Basel Committee on Banking Supervision capital guidelines, referred to a “Basel III.” The final rules established a new “Common Equity Tier 1” ratio; new higher capital ratio requirements, including a capital conservation buffer; narrowed the definitions of capital; imposed new operating restrictions on banking organizations with insufficient capital buffers; and increased the risk weighting of certain assets. The final rules became effective January 1, 2015 for the Company. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk weighted assets, increasing each year until fully implemented at 2.5% in January 1, 2019.

The capital standards require us to maintain minimum ratios of “Common Equity Tier 1” capital to total risk-weighted assets, “Tier 1” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common Equity Tier 1 capital in comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital is comprised of Common Equity Tier 1 capital plus Additional Tier 1 Capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

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

At March 31, 2015, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2015	December 31, 2014	March 31, 2014
	(Based on Basel III)	(Pre-Basel III)	(Pre-Basel III)
Risk-based capital ratios:
Common Equity Tier 1 to Tier 1 risk weighted assets	11.40%	n/a	n/a
Minimum required Common Equity Tier 1 capital	4.50%	n/a	n/a

Tier 1 capital to Tier 1 risk weighted assets	16.36%	16.35%	15.57%
Minimum required Tier 1 capital	6.00%	4.00%	4.00%

Total risk-based capital to Tier 2 risk weighted assets	17.61%	17.60%	16.83%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	12.17%	11.61%	11.27%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At March 31, 2015, our bank subsidiary exceeded the minimum ratios established by the regulatory authorities.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 8.08% at March 31, 2015 compared to 7.90% at December 31, 2014 and 7.30% at March 31, 2014.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On March 16, 2015, the Company announced a quarterly cash dividend of $0.08 cents per share payable on April 24, 2015 to shareholders of record on March 31, 2015. This is the same dividend rate as the Company declared in the first quarter of 2014.

•	The Company is finalizing the construction of a new branch facility at 4110 Bradham Drive, Jacksonville, North Carolina. Upon completion, the First Bank branch located on Western Boulevard will be closed and the accounts at that branch will be reassigned to the new and improved branch. This is expected to occur in the second quarter of 2015.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first three months of 2015. At March 31, 2015, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.39% (realized in 2010) to a high of 4.92% (realized in 2013). During that five year period, the prime rate of interest has consistently remained at 3.25% (which was the rate as of March 31, 2015). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At March 31, 2015, approximately 77% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at March 31, 2015, we had approximately $894 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2015 are deposits totaling $1.3 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. As a result of the prolonged fragile economic environment that continued into 2014, the Federal Reserve took steps to suppress long-term interest rates in an effort to boost the housing market, increase employment, and stimulate the economy, which resulted in a flat interest rate curve. A flat interest rate curve is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which pressures our net interest margin.

While there have been periods in the last few years that the yield curve has steepened somewhat, it currently remains relatively flat. This flat yield curve and the intense competition for high-quality loans in our market areas have limited our ability to charge higher rates on loans, and thus we continue to experience downward pressure on our loan yields and net interest margin.

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

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $1.6 million and $6.4 million for the first quarters of 2015 and 2014, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. However, with the remaining loan discount on accruing loans having naturally declined since inception, amounting to $16.4 million at March 31, 2015, we expect that loan discount accretion, and the related indemnification asset expense associated with the accretion, will continue to decline in 2015. If that occurs, our net interest margin will be negatively impacted and our noninterest income will be positively impacted (due to the lower indemnification asset expense).

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2015 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin for the remainder of 2015 will experience some compression. We expect loan yields to continue to trend downwards, while many of our deposit products already have interest rates near zero.

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

Item 1 - Legal Proceedings

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

In November 2014, we received a “Wells Notice” letter from the Securities and Exchange Commission (“Commission”) relating to an investigation into our alleged failure to disclose certain related party transactions between the Company and certain of our officers and/or directors or their immediate family members during the period from 2009 through 2011. In the letter, the staff of the Commission indicated its preliminary conclusion to recommend that the Commission authorize the staff to file an enforcement action against us for violations of Exchange Act Sections 13(a) and Rules 13a-1 and 13a-15 thereunder. The staff has indicated at least six instances of what it believes were failures to disclose related party transactions in accordance with relevant rules, and has also indicated that it believes the Company failed to maintain adequate disclosure controls and procedures and failed to maintain adequate internal controls over financial reporting. The related party transactions involved two former executive officers of the Company. For one of the executive officers, the SEC contends that the Company failed to disclose attorney fees paid to the executive officer’s spouse related to legal work that exceeded the threshold level requiring disclosure. Although the nature of the related party relationship was a long-standing one and was approved on an annual basis by our board of directors, the staff of the Commission contends that the transactions during 2009 and 2010 should have been disclosed because the amounts involved had grown to an amount that exceeded relevant thresholds for disclosure. We believe that any such omission was oversight and when the situation became known, this relationship was properly disclosed in subsequent proxy filings. As it relates to the other executive officer, the SEC staff contends that several separate transactions were not properly disclosed, including fees paid to a company owned by the officer’s son-in-law for landscaping services, the sale of property by the Company to the officer’s daughter and son-in-law and a related mortgage loan to finance that transaction, and realtor commissions and property management fees paid to the brother of a board member that were initiated by the same executive officer. These transactions were not preapproved by our board of directors, and we believe that any such omission of these transactions from public filings was due to noncompliance with our internal policies and controls, and therefore the transactions were not made known to the Company officials responsible for preparing disclosure documents. The staff has further indicated that it would recommend to the Commission a cease and desist order against us and a financial penalty. Since receipt of the Wells Notice letter, we have pursued negotiation discussions with the staff in an attempt to resolve these matters. Based upon the discussions to date, we believe it is more likely than not that a settlement will be reached, involving a cease and desist order regarding these matters, but without any admissions by the Company, and a financial penalty in an amount that is not expected to have a material effect on the Company. No final settlement has been reached, however one is expected in the near future.

At March 31, 2015, there are $1.2 million in loss share agreement claims that the FDIC has denied because they disagree with the collection strategy that we undertook. We have notified the FDIC that we are invoking the arbitration provisions contained in the loss share agreement, as we don’t believe we have violated the agreement. No allowance or reserve has been established for the disputed amount.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2015 to January 31, 2015	—	—	—	214,241
February 1, 2015 to February 28, 2015	—	—	—	214,241
March 1, 2015 to March 31, 2015	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended March 31, 2015.

There were no unregistered sales of our securities during the three months ended March 31, 2015.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have Securities and Exchange Commission File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

10.a	The Company’s Annual Incentive Plan for certain employees and executive officers was filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on March 2, 2015, and is incorporated herein by reference. (*)

12	Computation of Ratio of Earnings to Fixed Charges.

Index
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 11, 2015	BY:/s/ Richard H. Moore
Richard H. Moore
President
(Principal Executive Officer),
Treasurer and Director

May 11, 2015	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer

Page 68