Form 10-Q
period 2015-06-30
FIRST BANCORP /NC/
filed 2015-08-10
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant's Common Stock outstanding on July 31, 2015 was 19,780,017.

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

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	June 30, 2015	December 31, 2014 (audited)	June 30, 2014
ASSETS
Cash and due from banks, noninterest-bearing	$75,151	81,068	92,633
Due from banks, interest-bearing	102,567	171,248	313,141
Federal funds sold	674	768	1,508
Total cash and cash equivalents	178,392	253,084	407,282

Securities available for sale	214,450	158,018	118,062
Securities held to maturity (fair values of $167,759, $182,411, and $57,612)	165,245	178,687	53,879

Presold mortgages in process of settlement	4,934	6,019	5,926

Loans – non-covered	2,298,955	2,268,580	2,257,530
Loans – covered by FDIC loss share agreement	113,824	127,594	176,855
Total loans	2,412,779	2,396,174	2,434,385
Allowance for loan losses – non-covered	(30,155)	(38,345)	(41,966)
Allowance for loan losses – covered	(1,935)	(2,281)	(3,830)
Total allowance for loan losses	(32,090)	(40,626)	(45,796)
Net loans	2,380,689	2,355,548	2,388,589

Premises and equipment	75,087	75,113	76,705
Accrued interest receivable	9,134	8,920	8,795
FDIC indemnification asset	11,982	22,569	29,406
Goodwill	65,835	65,835	65,835
Other intangible assets	1,697	2,058	2,446
Foreclosed real estate – non-covered	9,954	9,771	9,346
Foreclosed real estate – covered	1,945	2,350	9,934
Bank-owned life insurance	56,175	55,421	44,685
Other assets	36,000	24,990	45,609
Total assets	$3,211,519	3,218,383	3,266,499

LIABILITIES
Deposits: Noninterest bearing checking accounts	$614,619	560,230	525,332
Interest bearing checking accounts	553,918	583,903	551,577
Money market accounts	578,405	551,002	558,373
Savings accounts	184,786	180,317	175,084
Time deposits of $100,000 or more	398,348	470,066	554,537
Other time deposits	323,051	350,388	389,676
Total deposits	2,653,127	2,695,906	2,754,579
Borrowings	176,394	116,394	116,394
Accrued interest payable	625	686	778
Other liabilities	15,984	17,698	13,655
Total liabilities	2,846,130	2,830,684	2,885,406

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: 31,500, 63,500, and 63,500 shares	31,500	63,500	63,500
Series C, convertible, issued & outstanding: 728,706, 728,706, and 728,706 shares	7,287	7,287	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 19,780,017, 19,709,881, and 19,705,381 shares	133,061	132,532	132,417
Retained earnings	194,600	184,958	175,871
Accumulated other comprehensive income (loss)	(1,059)	(578)	2,018
Total shareholders’ equity	365,389	387,699	381,093
Total liabilities and shareholders’ equity	$3,211,519	3,218,383	3,266,499

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$28,953	34,376	58,394	70,462
Interest on investment securities:
Taxable interest income	1,664	876	3,023	1,877
Tax-exempt interest income	457	471	920	941
Other, principally overnight investments	186	232	381	351
Total interest income	31,260	35,955	62,718	73,631

INTEREST EXPENSE
Savings, checking and money market accounts	281	259	550	511
Time deposits of $100,000 or more	732	1,172	1,579	2,355
Other time deposits	327	419	669	875
Borrowings	315	297	612	547
Total interest expense	1,655	2,147	3,410	4,288

Net interest income	29,605	33,808	59,308	69,343
Provision for loan losses – non-covered	1,001	1,158	1,105	4,523
Provision (reversal) for loan losses – covered	(160)	2,501	(428)	2,711
Total provision for loan losses	841	3,659	677	7,234
Net interest income after provision for loan losses	28,764	30,149	58,631	62,109

NONINTEREST INCOME
Service charges on deposit accounts	2,881	3,446	5,773	7,019
Other service charges, commissions and fees	2,771	2,562	5,313	4,929
Fees from presold mortgage loans	731	790	1,539	1,397
Commissions from sales of insurance and financial products	665	706	1,226	1,300
Bank-owned life insurance income	383	318	754	645
Foreclosed property gains (losses) – non-covered	(580)	(551)	(1,075)	(707)
Foreclosed property gains (losses) – covered	254	(1,173)	492	(3,290)
FDIC indemnification asset income (expense), net	(1,828)	(1,578)	(4,220)	(6,494)
Securities gains	—	786	—	786
Other gains (losses)	(273)	(336)	(269)	(317)
Total noninterest income	5,004	4,970	9,533	5,268

NONINTEREST EXPENSES
Salaries	11,581	11,366	23,078	23,014
Employee benefits	2,298	2,286	4,481	4,597
Total personnel expense	13,879	13,652	27,559	27,611
Net occupancy expense	1,812	1,804	3,681	3,684
Equipment related expenses	949	1,024	1,905	1,952
Intangibles amortization	180	194	360	388
Other operating expenses	7,480	8,106	14,509	14,696
Total noninterest expenses	24,300	24,780	48,014	48,331

Income before income taxes	9,468	10,339	20,150	19,046
Income tax expense	3,224	3,693	6,918	6,724

Net income	6,244	6,646	13,232	12,322

Preferred stock dividends	(212)	(217)	(429)	(434)

Net income available to common shareholders	$6,032	6,429	12,803	11,888

Earnings per common share:
Basic	$0.30	0.33	0.65	0.60
Diluted	0.30	0.32	0.63	0.59

Dividends declared per common share	$0.08	0.08	0.16	0.16

Weighted average common shares outstanding:
Basic	19,778,640	19,698,581	19,750,316	19,693,382
Diluted	20,508,955	20,434,263	20,481,466	20,428,861

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands-unaudited)	2015	2014	2015	2014

Net income	$6,244	6,646	13,232	12,322
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(990)	749	(743)	1,052
Tax (expense) benefit	386	(292)	291	(410)
Reclassification to realized gains	—	(786)	—	(786)
Tax expense	—	306	—	306
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	(16)	(56)	(47)	(110)
Tax expense (benefit)	6	33	18	66
Other comprehensive income (loss)	(614)	(46)	(481)	118
Comprehensive income	$5,630	6,600	12,751	12,440

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2014	$70,787	19,680	$132,099	167,136	1,900	371,922

Net income				12,322		12,322
Cash dividends declared ($0.16 per common share)				(3,153)		(3,153)
Preferred dividends				(434)		(434)
Stock-based compensation		25	318			318
Other comprehensive income (loss)					118	118

Balances, June 30, 2014	$70,787	19,705	$132,417	175,871	2,018	381,093

Balances, January 1, 2015	$70,787	19,710	$132,532	184,958	(578)	387,699

Net income				13,232		13,232
Preferred stock redeemed (Series B)	(32,000)					(32,000)
Stock option exercises		2	32			32
Cash dividends declared ($0.16 per common share)				(3,161)		(3,161)
Preferred dividends				(429)		(429)
Stock-based compensation		68	497			497
Other comprehensive income (loss)					(481)	(481)

Balances, June 30, 2015	$38,787	19,780	$133,061	194,600	(1,059)	365,389

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2015	2014
Cash Flows From Operating Activities
Net income	$13,232	$12,322
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	677	7,234
Net security premium amortization	1,612	1,036
Purchase accounting accretion and amortization, net	983	(7,208)
Foreclosed property losses and write-downs, net	583	3,997
Gain on securities available for sale	—	(786)
Other losses	269	317
Decrease in net deferred loan costs	127	277
Depreciation of premises and equipment	2,255	2,325
Stock-based compensation expense	404	225
Amortization of intangible assets	360	388
Origination of presold mortgages in process of settlement	(56,744)	(47,696)
Proceeds from sales of presold mortgages in process of settlement	57,759	47,347
Decrease (increase) in accrued interest receivable	(214)	854
Decrease (increase) in other assets	(2,193)	6,375
Decrease in accrued interest payable	(61)	(101)
Decrease in other liabilities	(1,595)	(1,222)
Net cash provided by operating activities	17,454	25,684

Cash Flows From Investing Activities
Purchases of securities available for sale	(83,313)	(15,406)
Purchases of securities held to maturity	(2,003)	—
Proceeds from sales of securities available for sale	—	30,272
Proceeds from maturities/issuer calls of securities available for sale	25,515	19,151
Proceeds from maturities/issuer calls of securities held to maturity	14,458	—
Purchases of Federal Reserve Bank stock and Federal Home Loan Bank stock, net	(9,582)	(2,122)
Net decrease (increase) in loans	(27,549)	21,825
Proceeds from FDIC loss share agreements	6,912	15,256
Proceeds from sales of foreclosed real estate	3,935	21,396
Purchases of premises and equipment	(2,956)	(2,842)
Proceeds from sale of premises and equipment	847	811
Net cash provided (used) by investing activities	(73,736)	88,341

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(42,779)	3,567
Net increase in borrowings	60,000	70,000
Cash dividends paid – common stock	(3,154)	(3,150)
Cash dividends paid – preferred stock	(509)	(434)
Redemption of preferred stock	(32,000)	—
Proceeds from stock option exercises	32	—
Net cash provided (used) by financing activities	(18,410)	69,983

Increase (decrease) in cash and cash equivalents	(74,692)	184,008
Cash and cash equivalents, beginning of period	253,084	223,274

Cash and cash equivalents, end of period	$178,392	407,282

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,471	4,389
Income taxes	9,093	421
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	(452)	162
Foreclosed loans transferred to other real estate	4,296	7,925

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended June 30, 2015 and 2014

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2015 and 2014 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2015 and 2014. All such adjustments were of a normal, recurring nature. Reference is made to the 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

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

In April 2015, the FASB issued guidance which provides a practical expedient that permits the Company to measure defined benefit plan assets and obligations using the month-end that is closest to the Company’s fiscal year-end. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended June 30, 2014 have been reclassified to conform to the presentation for June 30, 2015. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

At June 30, 2015, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan, the First Bancorp 2007 Equity Plan, and the First Bancorp 2004 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of June 30, 2015, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants.

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

As it relates to director equity grants, the Company grants common shares, valued at approximately $16,000 to each non-employee director (currently 8 in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions. On June 1, 2015, the Company granted 8,176 shares of common stock to non-employee directors (1,022 shares per director), at a fair market value of $15.75 per share, which was the closing price of the Company’s common stock on that date. On June 2, 2014, the Company granted 10,065 shares of common stock to non-employee directors (915 shares per director), at a fair market value of $17.60 per share, which was the closing price of the Company’s common stock on that date.

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

In 2014, the Company’s Compensation Committee determined that seven of the Company’s senior officers would receive 50% of the bonus earned under the Company’s annual incentive plan in shares of restricted stock, instead of being exclusively cash, which had been the Company’s standard practice. This resulted in the Company granting a total of 14,882 shares of restricted common stock to those officers on February 24, 2015. The shares vest annually in one-third increments beginning on December 31, 2015. The total compensation expense associated with this grant was $258,000, which is being recorded over the vesting period. The Company recorded $23,300 and $46,600 in compensation expense during the three and six months ended June 30, 2015 related to these grants, and expects to record $23,300 in compensation expense during each remaining quarter of 2015.

Also, on February 24, 2015, the Company granted a total of 30,404 shares of restricted common stock to eleven senior officers. The shares vest annually in one-third increments beginning on December 31, 2015. The total compensation expense associated with this grant was $527,000, which is being recorded over the vesting period. The Company recorded $80,500 and $161,000 in compensation expense during the three and six months ended June 30, 2015 related to these grants, and expects to record $80,500 in compensation expense during each remaining quarter of 2015.

On April 10, 2015, the Company granted a total of 14,425 shares of restricted common stock to five key employees. The shares vest three years from the date of the grant on April 10, 2018. The total compensation expense associated with this grant was $249,000, which is being recorded over the vesting period. The Company recorded $20,700 in compensation expense during the three and six months ended June 30, 2015 related to these grants, and expects to record $20,700 in compensation expense during each remaining quarter of 2015.

Based on the Company’s performance in 2013, the Company granted long-term restricted shares of common stock to the chief executive officer on February 11, 2014 with a two year minimum vesting period. The total compensation expense associated with this grant was $278,200 and the grant will fully vest on January 1, 2016. One third of this value was expensed during each of 2013 and 2014, with the remaining one third being expensed in 2015. The Company recorded $23,200 and $46,400 in compensation expense during each of the three and six months ended June 30, 2015 and 2014, respectively, and expects to record $23,200 in compensation expense in each remaining quarter of 2015.

Under the terms of the predecessor plans and the First Bancorp 2014 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting under certain conditions if there is a change in control (as defined in the plans).

Index

At June 30, 2015, there were 128,464 options outstanding under the Company’s three option plans, with exercise prices ranging from $14.35 to $22.04. At June 30, 2015, there were 930,224 shares remaining available for grant under the First Bancorp 2014 Equity Plan.

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

The Company recorded total stock-based compensation expense of $277,000 and $201,000 for the three months ended June 30, 2015 and 2014, respectively, and $404,000 and $225,000 for the six months ended June 30, 2015 and 2014, respectively. Of the $404,000 in expense that was recorded in 2015, approximately $129,000 related to the June 1, 2015 director grants, which is classified as “other operating expenses” in the Consolidated Statements of Income. The remaining $275,000 in expense relates to the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $157,500 and $87,000 of income tax benefits related to stock based compensation expense in the income statement for the six months ended June 30, 2015 and 2014, respectively.

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

The following table presents information regarding the activity for the first six months of 2015 related to the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2015	179,102	$18.55

Granted	—	—
Exercised	(2,250)	14.35
Forfeited	—	—
Expired	(48,388)	20.07

Outstanding at June 30, 2015	128,464	$18.05	2.2	$46,400

Exercisable at June 30, 2015	128,464	$18.05	2.2	$46,400

During the three and six months ended June 30, 2015, the Company received $32,000 as a result of stock option exercises. The Company did not have any stock option exercises during the three and six months ended June 30, 2014. The Company recorded no tax benefits from the exercise of nonqualified stock options during the three and six months ended June 30, 2015 or 2014.

Index

The following table presents information regarding the activity the first six months of 2015 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2015	45,219	$10.68

Granted during the period	59,711	17.31
Vested during the period	—	—
Forfeited or expired during the period	—	—

Nonvested at June 30, 2015	104,930	$14.45

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

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended June 30,
	2015			2014
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$6,032	19,778,640	$0.30	$6,429	19,698,581	$0.33

Effect of Dilutive Securities	58	730,315		58	735,682

Diluted EPS per common share	$6,090	20,508,955	$0.30	$6,487	20,434,263	$0.32

Index

	For the Six Months Ended June 30
	2015			2014
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$12,803	19,750,316	$0.65	$11,888	19,693,382	$0.60

Effect of Dilutive Securities	117	731,150		117	735,479

Diluted EPS per common share	$12,920	20,481,466	$0.63	$12,005	20,428,861	$0.59

For the three and six months ended June 30, 2015, there were 108,214 options and 52,500 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities. For both the three and six months ended June 30, 2014, there were 93,000 options that were anti-dilutive. Also, for both the three and six months ended June 30, 2014, the Company excluded 75,000 options that had an exercise price below the average market price for the period, but had performance vesting requirements that the Company concluded were not probable to vest.

Note 6 – Securities

The book values and approximate fair values of investment securities at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015				December 31, 2014
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$58,291	58,276	53	(68)	27,546	27,521	33	(58)
Mortgage-backed securities	132,272	131,309	461	(1,424)	130,073	129,510	751	(1,314)
Corporate bonds	25,231	24,733	40	(538)	1,000	865	—	(135)
Equity securities	89	132	55	(12)	89	122	46	(13)
Total available for sale	$215,883	214,450	609	(2,042)	158,708	158,018	830	(1,520)

Securities held to maturity:
Mortgage-backed securities	$112,923	112,235	—	(688)	124,924	124,861	45	(108)
State and local governments	52,322	55,524	3,224	(22)	53,763	57,550	3,787	—
Total held to maturity	$165,245	167,759	3,244	(710)	178,687	182,411	3,832	(108)

Included in mortgage-backed securities at June 30, 2015 were collateralized mortgage obligations with an amortized cost of $77,000 and a fair value of $79,000. Included in mortgage-backed securities at December 31, 2014 were collateralized mortgage obligations with an amortized cost of $108,000 and a fair value of $111,000. All of the Company’s mortgage-backed securities, including the collateralized mortgage obligations, were issued by government-sponsored corporations.

The following table presents information regarding securities with unrealized losses at June 30, 2015:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$13,955	45	2,977	23	16,932	68
Mortgage-backed securities	161,589	1,102	29,740	1,010	191,329	2,112
Corporate bonds	19,773	458	920	80	20,693	538
Equity securities	—	—	20	12	20	12
State and local governments	832	22	—	—	832	22
Total temporarily impaired securities	$196,149	1,627	33,657	1,125	229,806	2,752

Index

The following table presents information regarding securities with unrealized losses at December 31, 2014:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$5,489	11	2,953	47	8,442	58
Mortgage-backed securities	69,985	318	33,557	1,104	103,542	1,422
Corporate bonds	—	—	865	135	865	135
Equity securities	—	—	17	13	17	13
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$75,474	329	37,392	1,299	112,866	1,628

In the above tables, all of the non-equity securities that were in an unrealized loss position at June 30, 2015 and December 31, 2014 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The Company has also concluded that each of the equity securities in an unrealized loss position at June 30, 2015 and December 31, 2014 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The book values and approximate fair values of investment securities at June 30, 2015, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	773	787
Due after one year but within five years	50,291	50,276	12,755	13,502
Due after five years but within ten years	28,231	27,773	36,098	38,458
Due after ten years	5,000	4,960	2,696	2,777
Mortgage-backed securities	132,272	131,309	112,923	112,235
Total debt securities	215,794	214,318	165,245	167,759

Equity securities	89	132	—	—
Total securities	$215,883	214,450	165,245	167,759

At June 30, 2015 and December 31, 2014 investment securities with carrying values of $87,087,000 and $100,113,000, respectively, were pledged as collateral for public deposits.

The Company recorded no gains or losses on securities during the three or six month periods ended June 30, 2015. During the second quarter of 2014, the Company sold approximately $47,473,000 in securities and recorded a net gain of $786,000 related to the sale.

The aggregate carrying amount of cost-method investments was $15,453,000 and $6,016,000 at June 30, 2015 and December 31, 2014, respectively, which is recorded within the line item “other assets” on the Company’s Consolidated Balance Sheets. These investments are comprised of both Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Richmond (“FRB”) stock. The FHLB stock had a cost and fair value of $8,421,000 at June 30, 2015 and $6,016,000 at December 31, 2014, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. Periodically the FHLB recalculates the Company’s required level of holdings, and the Company either buys more stock or the FHLB redeems a portion of the stock at cost. The FRB stock had a cost and fair value of $7,032,000 at June 30, 2015. The Company was required to purchase this stock when it became a member of the Federal Reserve System in the second quarter of 2015. The Company determined that neither stock was impaired at either period end.

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

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2015		December 31, 2014		June 30, 2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$179,909	7%	$160,878	7%	$165,021	7%
Real estate – construction, land development & other land loans	282,262	12%	288,148	12%	295,868	12%
Real estate – mortgage – residential (1-4 family) first mortgages	777,515	32%	789,871	33%	814,712	33%
Real estate – mortgage – home equity loans / lines of credit	220,534	9%	223,500	9%	227,381	9%
Real estate – mortgage – commercial and other	904,496	38%	882,127	37%	868,599	36%
Installment loans to individuals	47,244	2%	50,704	2%	62,153	3%
Subtotal	2,411,960	100%	2,395,228	100%	2,433,734	100%
Unamortized net deferred loan costs	819		946		651
Total loans	$2,412,779		$2,396,174		$2,434,385

Index

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	June 30, 2015		December 31, 2014		June 30, 2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$178,756	8%	$159,195	7%	$162,303	7%
Real estate – construction, land development & other land loans	278,406	12%	282,604	13%	274,975	12%
Real estate – mortgage – residential (1-4 family) first mortgages	694,794	30%	700,101	31%	718,962	32%
Real estate – mortgage – home equity loans / lines of credit	208,778	9%	210,697	9%	213,542	9%
Real estate – mortgage – commercial and other	890,158	39%	864,333	38%	825,450	37%
Installment loans to individuals	47,244	2%	50,704	2%	61,647	3%
Subtotal	2,298,136	100%	2,267,634	100%	2,256,879	100%
Unamortized net deferred loan costs	819		946		651
Total non-covered loans	$2,298,955		$2,268,580		$2,257,530

The carrying amount of the covered loans at June 30, 2015 consisted of impaired and nonimpaired purchased loans (as determined on the date of acquisition), as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$60	118	1,093	1,132	1,153	1,250
Real estate – construction, land development & other land loans	301	526	3,555	3,962	3,856	4,488
Real estate – mortgage – residential (1-4 family) first mortgages	310	1,275	82,411	96,461	82,721	97,736
Real estate – mortgage – home equity loans / lines of credit	8	15	11,748	13,635	11,756	13,650
Real estate – mortgage – commercial and other	1,092	3,162	13,246	14,111	14,338	17,273
Total	$1,771	5,096	112,053	129,301	113,824	134,397

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

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2013	$207,167
Principal repayments	(50,183)
Transfers to foreclosed real estate	(5,061)
Transfers to non-covered loans due to expiration of loss-share agreement	(38,987)
Net loan (charge-offs) / recoveries	(3,301)
Accretion of loan discount	16,009
Carrying amount of nonimpaired covered loans at December 31, 2014	125,644
Principal repayments	(15,709)
Transfers to foreclosed real estate	(656)
Net loan (charge-offs) / recoveries	82
Accretion of loan discount	2,692
Carrying amount of nonimpaired covered loans at June 30, 2015	$112,053

As reflected in the table above, the Company accreted $2,692,000 of the loan discount on purchased nonimpaired loans into interest income during the first six months of 2015. As of June 30, 2015, there was remaining loan discount of $15,072,000 related to purchased accruing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the covered lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to approximately 80% of the loan discount accretion, which reduces noninterest income. At June 30, 2015, the Company also had $2,560,000 of loan discount related to purchased nonaccruing loans. It is not expected that a significant amount of this discount will be accreted, as it represents estimated losses on these loans.

The following table presents information regarding all purchased impaired loans since December 31, 2013, the majority of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2013	$6,263	3,121	3,142
Change due to payments received	(599)	227	(826)
Change due to loan charge-off	(2)	29	(31)
Other	197	(115)	312
Balance at December 31, 2014	$5,859	3,262	2,597
Change due to payments received	(99)	112	(211)
Other	(3)	(3)	—
Balance at June 30, 2015	$5,757	3,371	2,386

Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During the first six months of 2015 and 2014, the Company received $0 and $179,000, respectively, in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in the loan discount accretion amount discussed previously.

Index

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	June 30, 2015	December 31, 2014	June 30, 2014

Non-covered nonperforming assets
Nonaccrual loans	$44,123	$50,066	$47,533
Restructured loans - accruing	32,059	35,493	27,250
Accruing loans > 90 days past due	—	—	—
Total non-covered nonperforming loans	76,182	85,559	74,783
Foreclosed real estate	9,954	9,771	9,346
Total non-covered nonperforming assets	$86,136	$95,330	$84,129

Covered nonperforming assets
Nonaccrual loans (1)	$7,378	$10,508	$20,938
Restructured loans - accruing	3,910	5,823	8,193
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	11,288	16,331	29,131
Foreclosed real estate	1,945	2,350	9,934
Total covered nonperforming assets	$13,233	$18,681	$39,065

Total nonperforming assets	$99,369	$114,011	$123,194

(1) At June 30, 2015, December 31, 2014, and June 30, 2014, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $12.7 million, $16.0 million, and $34.3 million, respectively.

At June 30, 2015, the Company had $5.1 million in residential mortgage loans in process of foreclosure. The remaining tables in this note present information derived from the Company’s allowance for loan loss model. Relevant accounting guidance requires certain disclosures to be disaggregated based on how the Company develops its allowance for loan losses and manages its credit exposure. This model combines loan types in a different manner than the tables previously presented.

The following table presents the Company’s nonaccrual loans as of June 30, 2015.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$210	22	232
Commercial – secured	2,727	—	2,727
Secured by inventory and accounts receivable	86	34	120

Real estate – construction, land development & other land loans	6,387	96	6,483

Real estate – residential, farmland and multi-family	23,347	4,756	28,103

Real estate – home equity lines of credit	2,235	431	2,666

Real estate – commercial	8,663	2,039	10,702

Consumer	468	—	468
Total	$44,123	7,378	51,501

Index

The following table presents the Company’s nonaccrual loans as of December 31, 2014.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$187	1	188
Commercial – secured	2,927	—	2,927
Secured by inventory and accounts receivable	454	103	557

Real estate – construction, land development & other land loans	7,891	1,140	9,031

Real estate – residential, farmland and multi-family	24,459	7,785	32,244

Real estate – home equity lines of credit	2,573	278	2,851

Real estate – commercial	11,070	1,201	12,271

Consumer	505	—	505
Total	$50,066	10,508	60,574

The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2015.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$196	1	210	41,667	42,074
Commercial - secured	495	478	2,727	113,920	117,620
Secured by inventory and accounts receivable	—	—	86	23,241	23,327

Real estate – construction, land development & other land loans	445	98	6,387	249,505	256,435

Real estate – residential, farmland, and multi-family	4,452	2,406	23,347	818,158	848,363

Real estate – home equity lines of credit	806	69	2,235	195,235	198,345

Real estate - commercial	3,216	371	8,663	756,743	768,993

Consumer	331	266	468	41,914	42,979
Total non-covered	$9,941	3,689	44,123	2,240,383	2,298,136
Unamortized net deferred loan costs					819
Total non-covered loans					$2,298,955

Covered loans	$632	653	7,378	105,161	113,824

Total loans	$10,573	4,342	51,501	2,345,544	2,412,779

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at June 30, 2015.

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2014.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$191	35	187	36,871	37,284
Commercial - secured	1,003	373	2,927	102,671	106,974
Secured by inventory and accounts receivable	30	225	454	21,761	22,470

Real estate – construction, land development & other land loans	1,950	139	7,891	247,535	257,515

Real estate – residential, farmland, and multi-family	11,272	3,218	24,459	807,884	846,833

Real estate – home equity lines of credit	1,585	352	2,573	194,067	198,577

Real estate - commercial	3,738	996	11,070	738,981	754,785

Consumer	695	131	505	41,865	43,196
Total non-covered	$20,464	5,469	50,066	2,191,635	2,267,634
Unamortized net deferred loan costs					946
Total non-covered loans					$2,268,580

Covered loans	$4,385	964	10,508	111,737	127,594

Total loans	$24,849	6,433	60,574	2,303,372	2,396,174

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2014.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and six months ended June 30, 2015.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended June 30, 2015

Beginning balance	$5,757	6,006	10,826	4,163	5,919	795	304	33,770
Charge-offs	(2,083)	(702)	(844)	(496)	(1,026)	(252)	—	(5,403)
Recoveries	260	50	156	28	193	100	—	787
Provisions	1,630	(338)	(497)	(528)	(363)	305	792	1,001
Ending balance	$5,564	5,016	9,641	3,167	4,723	948	1,096	30,155

As of and for the six months ended June 30, 2015

Beginning balance	$8,391	6,470	9,720	3,731	9,045	841	147	38,345
Charge-offs	(3,027)	(1,958)	(2,413)	(563)	(1,949)	(853)	—	(10,763)
Recoveries	348	317	172	45	395	191	—	1,468
Provisions	(148)	187	2,162	(46)	(2,768)	769	949	1,105
Ending balance	$5,564	5,016	9,641	3,167	4,723	948	1,096	30,155

Ending balances as of June 30, 2015: Allowance for loan losses

Individually evaluated for impairment	$134	364	1,794	—	328	—	—	2,620

Collectively evaluated for impairment	$5,430	4,652	7,847	3,167	4,395	948	1,096	27,535

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of June 30, 2015:

Ending balance – total	$183,021	256,435	848,363	198,345	768,993	42,979	—	2,298,136
Unamortized net deferred loan costs								819
Total non-covered loans								$2,298,955

Ending balances as of June 30, 2015: Loans

Individually evaluated for impairment	$764	4,920	23,833	—	17,453	—	—	46,970

Collectively evaluated for impairment	$182,257	251,515	824,530	198,345	750,926	42,979	—	2,250,552

Loans acquired with deteriorated credit quality	$—	—	—	—	614	—	—	614

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2014.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2014

Beginning balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263
Charge-offs	(4,039)	(2,148)	(4,417)	(912)	(3,048)	(1,724)	—	(16,288)
Recoveries	140	398	331	45	181	451	—	1,546
Transfer from covered category	36	813	51	—	833	4	—	1,737
Provisions	4,822	(5,559)	(1,387)	2,760	5,555	597	299	7,087
Ending balance	$8,391	6,470	9,720	3,731	9,045	841	147	38,345

Ending balances as of December 31, 2014: Allowance for loan losses

Individually evaluated for impairment	$211	415	1,686	—	165	—	—	2,477

Collectively evaluated for impairment	$8,180	6,055	8,034	3,731	8,880	841	147	35,868

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2014:

Ending balance – total	$166,728	257,515	846,833	198,577	754,785	43,196	—	2,267,634
Unamortized net deferred loan costs								946
Total non-covered loans								$2,268,580

Ending balances as of December 31, 2014: Loans

Individually evaluated for impairment	$784	7,991	24,010	476	20,910	7	—	53,531

Collectively evaluated for impairment	$165,944	249,524	822,823	198,101	733,228	43,189	—	2,213,456

Loans acquired with deteriorated credit quality	$—	—	—	—	647	—	—	647

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and six months ended June 30, 2014.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended June 30, 2014

Beginning balance	$8,889	8,650	12,733	3,662	9,375	1,030	367	44,706
Charge-offs	(2,041)	(307)	(861)	(397)	(277)	(371)	—	(4,254)
Recoveries	21	73	114	6	26	116	—	356
Provisions	2,079	(1,002)	(854)	484	88	131	232	1,158
Ending balance	$8,948	7,414	11,132	3,755	9,212	906	599	41,966

As of and for the six months ended June 30, 2014

Beginning balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263
Charge-offs	(2,666)	(1,234)	(1,631)	(503)	(889)	(799)	—	(7,722)
Recoveries	49	309	179	11	121	233	—	902
Provisions	4,133	(4,627)	(2,558)	2,409	4,456	(41)	751	4,523
Ending balance	$8,948	7,414	11,132	3,755	9,212	906	599	41,966

Ending balances as of June 30, 2014: Allowance for loan losses

Individually evaluated for impairment	$290	818	2,016	—	528	—	—	3,652

Collectively evaluated for impairment	$8,658	6,596	9,116	3,755	8,684	906	599	38,314

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of June 30, 2014:

Ending balance – total	$178,670	247,369	867,175	200,510	717,905	45,250	—	2,256,879
Unamortized net deferred loan costs								651
Total non-covered loans								$2,257,530

Ending balances as of June 30, 2014: Loans

Individually evaluated for impairment	$679	7,541	22,505	483	17,009	10	—	48,227

Collectively evaluated for impairment	$177,991	239,828	844,670	200,027	700,896	45,240	—	2,208,652

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and six months ended June 30, 2015.

($ in thousands)	Covered Loans

As of and for the three months ended June 30, 2015
Beginning balance	$2,226
Charge-offs	(676)
Recoveries	545
Provisions	(160)
Ending balance	$1,935

As of and for the six months ended June 30, 2015
Beginning balance	$2,281
Charge-offs	(1,116)
Recoveries	1,198
Provisions	(428)
Ending balance	$1,935

Ending balances as of June 30, 2015: Allowance for loan losses

Individually evaluated for impairment	$455
Collectively evaluated for impairment	1,434
Loans acquired with deteriorated credit quality	46

Loans receivable as of June 30, 2015:

Ending balance – total	$113,824

Ending balances as of June 30, 2015: Loans

Individually evaluated for impairment	$6,763
Collectively evaluated for impairment	105,290
Loans acquired with deteriorated credit quality	1,771

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2014.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2014
Beginning balance	$4,242
Charge-offs	(6,948)
Recoveries	3,616
Transferred to non-covered	(1,737)
Provisions	3,108
Ending balance	$2,281

Ending balances as of December 31, 2014: Allowance for loan losses

Individually evaluated for impairment	$1,161
Collectively evaluated for impairment	1,046
Loans acquired with deteriorated credit quality	74

Loans receivable as of December 31, 2014:

Ending balance – total	$127,594

Ending balances as of December 31, 2014: Loans

Individually evaluated for impairment	$11,484
Collectively evaluated for impairment	114,160
Loans acquired with deteriorated credit quality	1,950

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and six months ended June 30, 2014.

($ in thousands)	Covered Loans

As of and for the three months ended June 30, 2014
Beginning balance	$3,421
Charge-offs	(2,722)
Recoveries	630
Provisions	2,501
Ending balance	$3,830

As of and for the six months ended June 30, 2014
Beginning balance	$4,242
Charge-offs	(5,670)
Recoveries	2,547
Provisions	2,711
Ending balance	$3,830

Ending balances as of June 30, 2014: Allowance for loan losses

Individually evaluated for impairment	$1,312
Collectively evaluated for impairment	2,472
Loans acquired with deteriorated credit quality	46

Loans receivable as of June 30, 2014:

Ending balance – total	$176,855

Ending balances as of June 30, 2014: Loans

Individually evaluated for impairment	$20,615
Collectively evaluated for impairment	153,357
Loans acquired with deteriorated credit quality	2,883

Index

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2015.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$70	84	—	45
Commercial - secured	108	109	—	44
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	3,483	4,540	—	5,045

Real estate – residential, farmland, and multi-family	9,788	11,017	—	9,575

Real estate – home equity lines of credit	—	—	—	159

Real estate – commercial	15,164	17,279	—	16,800

Consumer	—	—	—	2
Total non-covered impaired loans with no allowance	$28,613	33,029	—	31,670

Total covered impaired loans with no allowance	$5,698	10,040	—	6,354

Total impaired loans with no allowance recorded	$34,311	43,069	—	38,024

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$101	107	46	136
Commercial - secured	485	502	88	558
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	1,437	3,601	364	1,499

Real estate – residential, farmland, and multi-family	14,045	14,547	1,794	14,215

Real estate – home equity lines of credit	—	—	—	—

Real estate – commercial	2,903	3,008	328	3,237

Consumer	—	—	—	—
Total non-covered impaired loans with allowance	$18,971	21,765	2,620	19,645

Total covered impaired loans with allowance	$2,836	3,109	501	4,173

Total impaired loans with an allowance recorded	$21,807	24,874	3,121	23,818

Interest income recorded on non-covered and covered impaired loans during the year ended June 30, 2015 was insignificant.

Index

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$33	35	—	20
Commercial - secured	5	6	—	95
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	6,877	7,944	—	6,430

Real estate – residential, farmland, and multi-family	9,165	10,225	—	7,776

Real estate – home equity lines of credit	476	498	—	388

Real estate – commercial	17,409	20,786	—	11,911

Consumer	7	10	—	7
Total non-covered impaired loans with no allowance	$33,972	39,504	—	26,627

Total covered impaired loans with no allowance	$8,097	12,081	—	16,986

Total impaired loans with no allowance recorded	$42,069	51,585	—	43,613

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$140	143	47	142
Commercial - secured	606	612	164	550
Secured by inventory and accounts receivable	—	—	—	15

Real estate – construction, land development & other land loans	1,114	3,243	415	1,487

Real estate – residential, farmland, and multi-family	14,845	15,257	1,686	14,418

Real estate – home equity lines of credit	—	—	—	4

Real estate – commercial	3,501	3,530	165	6,420

Consumer	—	—	—	8
Total non-covered impaired loans with allowance	$20,206	22,785	2,477	23,044

Total covered impaired loans with allowance	$5,220	5,719	1,229	8,513

Total impaired loans with an allowance recorded	$25,426	28,504	3,706	31,557

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength, including non-cash secured or unsecured loans that have no minor or major exceptions to the lending guidelines.
3	Loans with documented satisfactory overall financial strength, including non-cash secured or unsecured loans that have no major exceptions to the lending guidelines. If unsecured, loans would include support of a strong guarantor or co-maker.
4	Loans to borrowers with acceptable financial condition, including non-cash secured or unsecured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated. Primary or secondary source of repayment is sufficient and if secured, loan would include the support of a satisfactory guarantor or co-maker.
Watch or Standard:
9	Existing loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated. Potential for loss is possible.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected. Loss is not only possible, but probable.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable. Loss appears imminent, but the exact amount and timing is uncertain.
8	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of June 30, 2015.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Pass – Acceptable/ Average (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$19,718	20,202	5	1,170	769	210	42,074
Commercial - secured	51,546	57,399	60	3,241	2,647	2,727	117,620
Secured by inventory and accounts receivable	7,721	14,587	—	292	641	86	23,327

Real estate – construction, land development & other land loans	94,263	132,055	723	13,738	9,269	6,387	256,435

Real estate – residential, farmland, and multi-family	215,193	529,845	4,862	40,743	34,373	23,347	848,363

Real estate – home equity lines of credit	125,505	59,684	1,525	5,043	4,353	2,235	198,345

Real estate - commercial	263,746	445,742	8,240	30,392	12,210	8,663	768,993

Consumer	27,913	13,568	53	436	541	468	42,979
Total	$805,605	1,273,082	15,468	95,055	64,803	44,123	2,298,136
Unamortized net deferred loan costs							819
Total non-covered loans							$2,298,955

Total covered loans	$12,014	64,847	323	10,109	19,153	7,378	113,824

Total loans	$817,619	1,337,929	15,791	105,164	83,956	51,501	2,412,779

At June 30, 2015, there was an insignificant amount of loans that were graded “8” with an accruing status.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2014.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Pass – Acceptable/ Average (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$17,856	15,649	5	1,356	2,231	187	37,284
Commercial - secured	32,812	62,361	62	4,481	4,331	2,927	106,974
Secured by inventory and accounts receivable	10,815	9,928	—	767	506	454	22,470

Real estate – construction, land development & other land loans	87,806	135,072	771	13,066	12,909	7,891	257,515

Real estate – residential, farmland, and multi-family	221,581	520,790	4,536	40,993	34,474	24,459	846,833

Real estate – home equity lines of credit	122,528	62,642	1,135	5,166	4,533	2,573	198,577

Real estate - commercial	223,197	465,395	9,057	30,318	15,748	11,070	754,785

Consumer	25,520	15,614	54	855	648	505	43,196
Total	$742,115	1,287,451	15,620	97,002	75,380	50,066	2,267,634
Unamortized net deferred loan costs							946
Total non-covered loans							$2,268,580

Total covered loans	$14,349	70,989	632	10,503	20,613	10,508	127,594

Total loans	$756,464	1,358,440	16,252	107,505	95,993	60,574	2,396,174

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

The vast majority of the Company’s troubled debt restructurings modified during the periods ended June 30, 2015 and 2014 related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended June 30, 2015 and 2014.

($ in thousands)	For the three months ended June 30, 2015			For the three months ended June 30, 2014
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural:
Commercial – unsecured	1	$8	$8	—	$—	$—
Commercial – secured	—	—	—	—	—	—
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – residential, farmland, and multi-family	1	152	152	5	411	411
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Non-covered TDRs – Nonaccrual
Commercial, financial, and agricultural:
Commercial – unsecured	—	—	—	—	—	—
Commercial – secured	—	—	—	—	—	—
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans				—	—	—
Real estate – residential, farmland, and multi-family	—	—	—	2	332	332
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total non-covered TDRs arising during period	2	160	160	7	743	743

Total covered TDRs arising during period– Accruing	—	$—	$—	2	$248	$245
Total covered TDRs arising during period – Nonaccrual	—	—	—	—	—	—
Total TDRs arising during period	2	$160	$160	9	$991	$988

Index

The following table presents information related to loans modified in a troubled debt restructuring during the six months ended June 30, 2015 and 2014.

($ in thousands)	For the six months ended June 30, 2015			For the six months ended June 30, 2014
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural:
Commercial – unsecured	1	$8	$8	—	$—	$—
Commercial – secured	—	—	—	—	—	—
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – residential, farmland, and multi-family	2	265	265	7	748	748
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	1	51	51	—	—	—
Consumer	—	—	—	—	—	—

Non-covered TDRs – Nonaccrual
Commercial, financial, and agricultural:
Commercial – unsecured	—	—	—	—	—	—
Commercial – secured	—	—	—	—	—	—
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans				—	—	—
Real estate – residential, farmland, and multi-family	4	305	305	4	438	438
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total non-covered TDRs arising during period	8	629	629	11	1,186	1,186

Total covered TDRs arising during period– Accruing	2	$139	$139	2	$248	$245
Total covered TDRs arising during period – Nonaccrual	—	—	—	5	710	682

Total TDRs arising during period	10	$768	$768	18	$2,144	$2,113

Index

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended June 30, 2015 and 2014 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended June 30, 2015		For the three months ended June 30, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Non-covered accruing TDRs that subsequently defaulted
Commercial, financial, and agricultural:
Commercial – unsecured	1	$7	—	$—
Real estate – construction, land development & other land loans	—	—	—	—
Real estate – residential, farmland, and multi-family	—	—	—	—
Real estate – commercial	—	—	—	—

Total non-covered TDRs that subsequently defaulted	1	$7	—	$—

Total accruing covered TDRs that subsequently defaulted	—	$—	—	$—

Total accruing TDRs that subsequently defaulted	1	$7	—	$—

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the six months ended June 30, 2015 and 2014 are presented in the table below.

($ in thousands)	For the six months ended June 30, 2015		For the six months ended June 30, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Non-covered accruing TDRs that subsequently defaulted
Commercial, financial, and agricultural:
Commercial – unsecured	1	$7	—	$—
Real estate – construction, land development & other land loans	—	—	1	5
Real estate – residential, farmland, and multi-family	1	34	—	—
Real estate – commercial	—	—	1	71

Total non-covered TDRs that subsequently defaulted	2	$41	2	$76

Total accruing covered TDRs that subsequently defaulted	—	$—	—	$—

Total accruing TDRs that subsequently defaulted	2	$41	2	$76

Index

Note 8 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $819,000, $946,000, and $651,000 at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

Note 9 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 40 of the Company’s 2014 Annual Report on Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Receivable related to loss claims incurred, not yet reimbursed, net	$265	6,899	7,036
Receivable related to estimated future claims on loans	11,003	14,933	20,196
Receivable related to estimated future claims on foreclosed real estate	714	737	2,174
FDIC indemnification asset	$11,982	22,569	29,406

Included in the receivable related to loss claims incurred, not yet reimbursed, at December 31, 2014, was $1.2 million related to two claims involving the same borrower. The FDIC initially denied both claims because the FDIC disagreed with the collection strategy that the Company undertook. During the second quarter of 2015, the Company and the FDIC reached an agreement to resolve this matter, as follows. One of the two claims amounting to $324,000 will be fully honored by the FDIC and the related loan will remain subject to the loss share agreement, which provides that any future recoveries realized prior to June 30, 2017 to be split on an 80%/20% basis with the FDIC (the FDIC receives 80%). For the other claim amounting to $886,000, the FDIC will pay the Company $480,000 and the related loan will be removed from the provisions of the loss share agreement. This will result in the Company retaining 100% of any future recoveries. As a result of this negotiated agreement, during the three months ended June 30, 2015, the Company wrote off the $406,000 portion of the claim not being reimbursed by the FDIC, which is reflected in the “Other gains (losses)” line item in the Consolidated Statements of Income.

The following presents a rollforward of the FDIC indemnification asset since December 31, 2014.

($ in thousands)
Balance at December 31, 2014	$22,569
Decrease related to favorable changes in loss estimates	(1,084)
Increase related to reimbursable expenses	794
Cash received	(6,912)
Decrease related to accretion of loan discount	(3,158)
Decrease related to settlement of disputed claims	(406)
Other	179
Balance at June 30, 2015	$11,982

Index

Note 10 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2015, December 31, 2014, and June 30, 2014 and the carrying amount of unamortized intangible assets as of those same dates.

	June 30, 2015		December 31, 2014		June 30, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	528	678	505	678	484
Core deposit premiums	8,560	7,013	8,560	6,675	8,560	6,308
Total	$9,238	7,541	9,238	7,180	9,238	6,792

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $180,000 and $194,000 for the three months ended June 30, 2015 and 2014, respectively. Amortization expense totaled $360,000 and $388,000 for the six months ended June 30, 2015 and 2014, respectively.

The following table presents the estimated amortization expense for the last two quarters of calendar year 2015 and for each of the four calendar years ending December 31, 2019 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
July 1 to December 31, 2015	$361
2016	654
2017	404
2018	129
2019	122
Thereafter	27
Total	$1,697

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

The Company recorded pension income totaling $288,000 and $242,000 for the three months ended June 30, 2015 and 2014, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Three Months Ended June 30,
	2015	2014	2015	2014	2015 Total	2014 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	—	46	80	46	80
Interest cost	341	382	51	53	392	435
Expected return on plan assets	(710)	(701)	—	—	(710)	(701)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	—	—	(16)	(56)	(16)	(56)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost (income)	$(369)	(319)	81	77	(288)	(242)

Index

The Company recorded pension income totaling $555,000 and $528,000 for the six months ended June 30, 2015 and 2014, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Six Months Ended June 30,
	2015	2014	2015	2014	2015 Total	2014 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	—	125	136	125	136
Interest cost	682	731	103	105	785	836
Expected return on plan assets	(1,418)	(1,390)	—	—	(1,418)	(1,390)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	—	—	(47)	(110)	(47)	(110)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost (income)	$(736)	(659)	181	131	(555)	(528)

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

Note 12 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income for the Company are as follows:

($ in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Unrealized gain (loss) on securities available for sale	$(1,433)	(691)	(1,755)
Deferred tax asset (liability)	560	270	685
Net unrealized gain (loss) on securities available for sale	(873)	(421)	(1,070)

Additional pension asset (liability)	(304)	(257)	5,025
Deferred tax asset (liability)	118	100	(1,937)
Net additional pension asset (liability)	(186)	(157)	3,088

Total accumulated other comprehensive income (loss)	$(1,059)	(578)	2,018

The following table discloses the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2015 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2015	$(421)	(157)	(578)
Other comprehensive income (loss) before reclassifications	(452)	—	(452)
Amounts reclassified from accumulated other comprehensive income	—	(29)	(29)
Net current-period other comprehensive income (loss)	(452)	(29)	(481)

Ending balance at June 30, 2015	$(873)	(186)	(1,059)

Index

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2015.

($ in thousands)
Description of Financial Instruments	Fair Value at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$58,276	—	58,276	—
Mortgage-backed securities	131,309	—	131,309	—
Corporate bonds	24,733	—	24,733	—
Equity securities	132	—	132	—
Total available for sale securities	$214,450	—	214,450	—

Nonrecurring
Impaired loans – covered	$2,335	—	—	2,335
Impaired loans – non-covered	19,609	—	—	19,609
Foreclosed real estate – covered	1,945	—	—	1,945
Foreclosed real estate – non-covered	9,954	—	—	9,954

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2014.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$27,521	—	27,521	—
Mortgage-backed securities	129,510	—	129,510	—
Corporate bonds	865	—	865	—
Equity securities	122	—	122	—
Total available for sale securities	$158,018	—	158,018	—

Nonrecurring
Impaired loans – covered	$5,220	—	—	5,220
Impaired loans – non-covered	20,512	—	—	20,512
Foreclosed real estate – covered	2,350	—	—	2,350
Foreclosed real estate – non-covered	9,771	—	—	9,771

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

Index

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at June 30, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$2,335	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	19,609	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate – covered	1,945	Appraised value; independent market prices	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	9,954	Appraised value; independent market prices	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-40%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three or six months ended June 30, 2015 or 2014.

For the six months ended June 30, 2015, the decrease in the fair value of securities available for sale was $743,000, which is included in other comprehensive income (loss) (net of tax benefit of $291,000). For the six months ended June 30, 2014, the increase in the fair value of securities available for sale was $266,000, which is included in other comprehensive income (net of tax expense of $104,000). Fair value measurement methods at June 30, 2015 and 2014 are consistent with those used in prior reporting periods.

Index

The carrying amounts and estimated fair values of financial instruments at June 30, 2015 and December 31, 2014 are as follows:

		June 30, 2015		December 31, 2014
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$75,151	75,151	81,068	81,068
Due from banks, interest-bearing	Level 1	102,567	102,567	171,248	171,248
Federal funds sold	Level 1	674	674	768	768
Securities available for sale	Level 2	214,450	214,450	158,018	158,018
Securities held to maturity	Level 2	165,245	167,759	178,687	182,411
Presold mortgages in process of settlement	Level 1	4,934	4,934	6,019	6,019
Total loans, net of allowance	Level 3	2,380,689	2,355,893	2,355,548	2,328,244
Accrued interest receivable	Level 1	9,134	9,134	8,920	8,920
FDIC indemnification asset	Level 3	11,982	11,692	22,569	21,856
Bank-owned life insurance	Level 1	56,175	56,175	55,421	55,421

Deposits	Level 2	2,653,127	2,652,878	2,695,906	2,696,153
Borrowings	Level 2	176,394	167,611	116,394	105,407
Accrued interest payable	Level 2	625	625	686	686

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

Note 14 – Shareholders’ Equity Transactions

Small Business Lending Fund

On September 1, 2011, the Company completed the sale of $63.5 million of Series B Preferred Stock to the Secretary of the Treasury under the Small Business Lending Fund (“SBLF”). The fund was established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing capital to qualified community banks with assets less than $10 billion.

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

On June 25, 2015, the Company redeemed $32 million (32,000 shares) of the outstanding Series B Preferred Stock (“SBLF Stock”). The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends. The Company continues to have outstanding $31.5 million (31,500 shares) of SBLF Stock.

For the three months ended June 30, 2015 and 2014, the Company accrued approximately $153,000 and $159,000, respectively, in preferred dividend payments for the Series B Preferred Stock. For the six months ended June 30, 2015 and 2014, the Company accrued approximately $312,000 and $317,000, respectively, in preferred dividend payments for the Series B Preferred Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

Index

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

The Series C Preferred Stock pays a dividend per share equal to that of the Company’s common stock. During each of the second quarters of 2015 and 2014, the Company accrued approximately $58,000 in preferred dividend payments for the Series C Preferred Stock. During each of the first six months of 2015 and 2014, the Company accrued approximately $117,000 in preferred dividend payments for the Series C Preferred Stock.

Note 15 – Legal Proceedings and Contingencies

The Company is not involved in any legal proceedings which, in management's opinion, could have a material effect on the consolidated financial position of the Company. As previously disclosed, in November 2014, the Company received a Wells Notice from the SEC related to the Company's alleged failure to disclose certain related party transactions from 2009-2011. After receiving the notice, the Company cooperated with the SEC and pursued negotiation discussions with them in an attempt to resolve the matters. On June 1, 2015, the matters were resolved, with the SEC issuing a cease and desist order against the Company and two former executive officers of the Company. In the order, the SEC concluded the following: 1) the Company violated related party transaction disclosure requirements, 2) the Company did not maintain effective disclosure controls and procedures, and 3) the Company did not maintain a system of internal accounting controls sufficient to provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles. The order included a requirement that the Company not commit any future similar violations and imposed a $275,000 civil money penalty on the Company. Also, see “Part II, Item 1 - Legal Proceedings” for more information.

As discussed above in Note 9 and as previously disclosed, at March 31, 2015 the FDIC had denied $1.2 million related to two loss share claims because the FDIC disagreed with the collection strategy that the Company undertook. In the second quarter of 2015, this matter was resolved with the FDIC agreeing to pay the Company $0.8 million of those claims, while removing one of the related loans from the loss share agreement. This will result in the Company retaining 100% of any future recoveries on that loan, instead of reimbursing 80% of such recoveries to the FDIC as called for by the loss share agreement. As a result of this negotiated settlement, during the three months ended June 30, 2015, the Company wrote off the $0.4 million portion of the claim that the FDIC will not pay.

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

The second component of the allowance model is an estimate of losses for all loans not considered to be impaired loans (“general reserve loans”). General reserve loans are segregated into pools by loan type and risk grade, and estimated loss percentages are assigned to each loan pool, based on historical losses adjusted for any environmental factors used to reflect changes in the collectability of the portfolio not captured by the historical loss data. Loss percentages are based on a migration analysis in which loss rates are calculated based on an analysis of losses incurred on similar loan types and risk grades over the preceding three years.

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

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses and the corresponding FDIC indemnification asset:

($ in thousands)
At June 30, 2015	Cooperative Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Bank of Asheville Non-Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/30/2019	3/31/2021	3/31/2016

Nonaccrual covered loans
Unpaid principal balance	$5,111	880	6,666	12,657
Carrying value prior to loan discount*	4,935	720	4,283	9,938
Loan discount	696	442	1,422	2,560
Net carrying value	4,239	278	2,861	7,378
Allowance for loan losses	119	6	69	194
Indemnification asset recorded	527	293	436	1,256

All other covered loans
Unpaid principal balance	93,703	8,238	19,799	121,740
Carrying value prior to loan discount*	93,574	8,159	19,785	121,518
Loan discount	12,540	1,481	1,051	15,072
Net carrying value	81,034	6,678	18,734	106,446
Allowance for loan losses	1,252	61	428	1,741
Indemnification asset recorded	8,149	1,101	517	9,767

All covered loans
Unpaid principal balance	98,814	9,118	26,465	134,397
Carrying value prior to loan discount*	98,509	8,879	24,068	131,456
Loan discount	13,236	1,923	2,473	17,632
Net carrying value	85,273	6,956	21,595	113,824
Allowance for loan losses	1,371	67	497	1,935
Indemnification asset recorded	8,676	1,394	953	11,023	**

Foreclosed Properties
Net carrying value	1,101	—	844	1,945
Indemnification asset recorded	533	—	181	714

For the Six Months Ended June 30, 2015
Loan discount accretion recognized	962	383	1,347	2,692
Indemnification asset expense associated with the loan discount accretion recognized	1,441	336	1,381	3,158

* Reflects partial charge-offs

** A present value adjustment of $20 reduces the carrying value of this asset to $11,003.

Index

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

RESULTS OF OPERATIONS

Net income available to common shareholders for the second quarter of 2015 amounted to $6.0 million, or $0.30 per diluted common share, compared to the $6.4 million, or $0.32 per diluted common share, recorded in the second quarter of 2014. The lower earnings recorded in the second quarter of 2015 were primarily due to a lower amount of discount accretion on loans purchased in failed-bank acquisitions, which was partially offset by a lower provision for loan losses.

For the six months ended June 30, 2015, net income available to common shareholders amounted to $12.8 million, or $0.63 per diluted common share, compared to the $11.9 million, or $0.59 per diluted common share, for the six months ended June 30, 2014. The higher earnings were primarily the result of a lower provision for loan losses.

Net Interest Income and Net Interest Margin

Net interest income for the second quarter of 2015 amounted to $29.6 million, a 12.4% decrease from the $33.8 million recorded in the second quarter of 2014. Net interest income for the first six months of 2015 amounted to $59.3 million, a 14.5% decrease from the $69.3 million recorded in the comparable period of 2014.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) in the second quarter of 2015 was 4.15% compared to 4.65% for the second quarter of 2014. For the six month period ended June 30, 2015, our net interest margin was 4.17% compared to 4.89% for the same period in 2014. The lower margins were primarily due to lower amounts of discount accretion on loans purchased in failed-bank acquisitions – see additional discussion below. Loan discount accretion amounted to $1.1 million in the second quarter of 2015 and $4.9 million in the second quarter of 2014. For the first six months of 2015, loan discount accretion amounted to $2.7 million compared to $11.3 million for the first six months of 2014. The lower amount of accretion is due to the continued winding down of the unaccreted discount amount that resulted from failed-bank acquisitions in 2009 and 2011.

We continue to experience lower loan yields due to the prolonged low interest rate environment, but began to invest our excess cash balances into higher yielding investment securities late in the fourth quarter of 2014, which has partially offset the lower loan yields. Investment securities totaled $380 million at June 30, 2015 compared to $172 million at June 30, 2014.

Our cost of funds has steadily declined from 0.30% in the second quarter of 2014 to 0.24% in the second quarter of 2015, which has had a positive impact on our net interest margin.

Provision for Loan Losses and Asset Quality

We recorded total provisions for loan losses of $0.8 million in the second quarter of 2015 compared to $3.7 million in the second quarter of 2014. For the six months ended June 30, 2015, we recorded total provisions for loan losses of $0.7 million compared to $7.2 million for the same period of 2014. As discussed below, we record provisions for loan losses related to both non-covered and covered loan portfolios – see explanation of the terms “non-covered” and “covered” in the section below entitled “Note Regarding Components of Earnings.”

The provision for loan losses on non-covered loans amounted to $1.0 million in the second quarter of 2015 compared to $1.2 million in the second quarter of 2014. For the first six months of 2015, the provision for loan losses on non-covered loans amounted to $1.1 million compared to $4.5 million for the same period of 2014. The lower provisions recorded in 2015 were primarily a result of continued favorable credit quality trends and generally improving economic trends.

We recorded a negative provision for loan losses on covered loans (reduction of allowance for loan losses) of $0.2 million in the second quarter of 2015 compared to a $2.5 million provision for loan losses in the second quarter of 2014. For the six months ended June 30, 2015, we recorded a negative provision for loan losses on covered loans of $0.4 million compared to a $2.7 million provision for loan losses in the comparable period of 2014. The negative provisions in 2015 primarily resulted from lower levels of covered nonperforming loans, minimal net charge-offs, and declining levels of total covered loans.

Index

Total non-covered nonperforming assets amounted to $86.1 million at June 30, 2015 (2.78% of total non-covered assets), $95.3 million at December 31, 2014 (3.09% of total non-covered assets), and $84.1 million at June 30, 2014 (2.73% of total non-covered assets). The increase in non-covered nonperforming assets when comparing June 30, 2014 to December 31, 2014 and June 30, 2015 was primarily due to the Company transferring $14.8 million in nonperforming assets from covered status to non-covered status on July 1, 2014 upon the scheduled expiration of a loss share agreement with the FDIC associated with those assets.

Total covered nonperforming assets have declined in the past year, amounting to $13.2 million at June 30, 2015, $18.7 million at December 31, 2014 and $39.1 million at June 30, 2014. Over the past twelve months, we have resolved a significant amount of covered loans and have experienced strong property sales along the North Carolina coast, which is where most of our covered assets are located. Also, as discussed in the preceding paragraph, on July 1, 2014 the Company transferred $14.8 million in nonperforming assets from covered status to non-covered status upon the expiration of a loss share agreement.

Noninterest Income

Total noninterest income was $5.0 million for each of the three month periods ended June 30, 2015 and 2014. For the six months ended June 30, 2015, noninterest income amounted to $9.5 million compared to $5.3 million for the six months ended June 30, 2014.

Core noninterest income for the second quarter of 2015 was $7.4 million, a decrease of 5.0% from the $7.8 million reported for the second quarter of 2014. For the first six months of 2015, core noninterest income amounted to $14.6 million, a 4.5% decrease from the $15.3 million recorded in the comparable period of 2014. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income. The primary reason for the decrease in core noninterest income in 2015 was lower service charges on deposit accounts, which is discussed further in the section entitled “Components of Earnings.”

Noncore components of noninterest income resulted in a net decrease to income of $2.4 million in the second quarter of 2015 and a net decrease to income of $2.9 million in the second quarter of 2014. For the six months ended June 30, 2015 and 2014, the Company recorded net decreases to income of $5.1 million and $10.0 million, respectively, related to the noncore components of noninterest income. The largest variances in noncore noninterest income related to gains (losses) on covered foreclosed properties and indemnification asset income (expense) – see discussion in the section entitled “Components of Earnings.”

Noninterest Expenses

Noninterest expenses amounted to $24.3 million in the second quarter of 2015 compared to $24.8 million recorded in the second quarter of 2014. Noninterest expenses for the six months ended June 30, 2015 amounted to $48.0 million compared to $48.3 million recorded in the first half of 2014. The decreases in 2015 were mainly due to decreases in miscellaneous items of other operating expense.

Balance Sheet and Capital

Total assets at June 30, 2015 amounted to $3.2 billion, a 1.7% decrease from a year earlier. Total loans at June 30, 2015 amounted to $2.4 billion, a 0.9% decrease from a year earlier, and total deposits amounted to $2.7 billion at June 30, 2015, a 3.7% decrease from a year earlier.

Investment securities totaled $379.7 million at June 30, 2015 compared to $171.9 million at June 30, 2014. Over the past three quarters, we have used a portion of our excess cash balances to purchase investment securities.

Non-covered loans amounted to $2.3 billion at June 30, 2015, an increase of $41.4 million from June 30, 2014. The increase was partially due to the reclassification of $39.7 million in loans from covered status to non-covered status in connection with the July 1, 2014 expiration of a loss share agreement. Non-covered loans increased $23.4 million, or 4.1% on an annualized basis, during the second quarter of 2015 as a result of ongoing internal initiatives to drive loan growth. Loans covered by FDIC loss share agreements are expected to continue to decline as those loans continue to pay down.

Index

The decline in total deposits at June 30, 2015 compared to June 30, 2014 was primarily due to decreases in retail time deposits and brokered deposits, with increases in checking accounts and other retail deposit accounts offsetting a portion of the decline. Time deposits are generally one of our most expensive funding sources, and thus the shift from this category has benefited our overall cost of funds.

On June 25, 2015, we redeemed $32 million (32,000 shares) of the outstanding Non-Cumulative Perpetual Preferred Stock, Series B (“SBLF Stock”) that had been issued to the United States Secretary of the Treasury in September 2011 related to the Company’s participation in the Small Business Lending Fund. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends. We continue to have outstanding $31.5 million (31,500 shares) of SBLF Stock.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at June 30, 2015 of 16.14% compared to the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 8.24% at June 30, 2015, an increase of 67 basis points from a year earlier.

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

Index

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended June 30, 2015 amounted to $29.6 million, a decrease of $4.2 million, or 12.4%, from the $33.8 million recorded in the second quarter of 2014. Net interest income on a tax-equivalent basis for the three month period ended June 30, 2015 amounted to $30.0 million, a decrease of $4.2 million, or 12.2%, from the $34.2 million recorded in the second quarter of 2014. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended June 30,
($ in thousands)	2015	2014
Net interest income, as reported	$29,605	33,808
Tax-equivalent adjustment	402	375
Net interest income, tax-equivalent	$30,007	34,183

Net interest income for the six month period ended June 30, 2015 amounted to $59.3 million, a decrease of $10.0 million, or 14.5%, from the $69.3 million recorded in the first half of 2014. Net interest income on a tax-equivalent basis for the six month period ended June 30, 2015 amounted to $60.1 million, a decrease of $10.0 million, or 14.3%, from the $70.1 million recorded in the comparable period of 2014.

	Six Months Ended June 30,
($ in thousands)	2015	2014
Net interest income, as reported	$59,308	69,343
Tax-equivalent adjustment	792	749
Net interest income, tax-equivalent	$60,100	70,092

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three and six months ended June 30, 2015, the lower net interest income compared to the same periods of 2014 was due to a lower net interest margin (see discussion below).

Index

The following tables present net interest income analysis on a tax-equivalent basis for the periods indicated.

	For the Three Months Ended June 30,
	2015			2014
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,389,735	4.86%	$28,953	$2,438,364	5.65%	$34,376
Taxable securities	309,589	2.16%	1,664	176,382	1.99%	876
Non-taxable securities (2)	52,227	6.60%	859	53,917	6.29%	846
Short-term investments, principally federal funds	150,219	0.50%	186	277,923	0.33%	232
Total interest-earning assets	2,901,770	4.38%	31,662	2,946,586	4.95%	36,330

Cash and due from banks	64,518			81,327
Premises and equipment	75,789			76,958
Other assets	157,193			154,679
Total assets	$3,199,270			$3,259,550

Liabilities
Interest bearing checking	$558,087	0.06%	$82	$535,304	0.06%	$80
Money market deposits	572,458	0.12%	176	556,264	0.11%	156
Savings deposits	183,828	0.05%	23	175,504	0.05%	23
Time deposits >$100,000	416,962	0.70%	732	574,037	0.82%	1,172
Other time deposits	328,375	0.40%	327	396,885	0.42%	419
Total interest-bearing deposits	2,059,710	0.26%	1,340	2,237,994	0.33%	1,850
Borrowings	121,036	1.04%	315	116,774	1.02%	297
Total interest-bearing liabilities	2,180,746	0.30%	1,655	2,354,768	0.37%	2,147

Noninterest bearing checking	607,939			513,472
Other liabilities	15,886			10,768
Shareholders’ equity	394,699			380,542
Total liabilities and shareholders’ equity	$3,199,270			$3,259,550

Net yield on interest-earning assets and net interest income		4.15%	$30,007		4.65%	$34,183
Interest rate spread		4.08%			4.58%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $402,000 and $375,000 in 2015 and 2014, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Six Months Ended June 30,
	2015			2014
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,390,403	4.93%	$58,394	$2,448,866	5.80%	$70,462
Taxable securities	296,552	2.06%	3,023	178,305	2.12%	1,877
Non-taxable securities (2)	52,638	6.56%	1,712	53,946	6.32%	1,690
Short-term investments, principally federal funds	166,658	0.46%	381	210,579	0.34%	351
Total interest-earning assets	2,906,251	4.41%	63,510	2,891,696	5.19%	74,380

Cash and due from banks	65,214			82,285
Premises and equipment	75,733			77,199
Other assets	149,722			168,019
Total assets	$3,196,920			$3,219,199

Liabilities
Interest bearing checking	$560,468	0.06%	$164	$532,207	0.06%	$160
Money market deposits	565,008	0.12%	341	555,028	0.11%	307
Savings deposits	182,491	0.05%	45	174,366	0.05%	44
Time deposits >$100,000	433,610	0.73%	1,579	574,832	0.83%	2,355
Other time deposits	335,232	0.40%	669	405,936	0.43%	875
Total interest-bearing deposits	2,076,809	0.27%	2,798	2,242,369	0.34%	3,741
Borrowings	118,715	1.04%	612	82,084	1.34%	547
Total interest-bearing liabilities	2,195,524	0.31%	3,410	2,324,453	0.37%	4,288

Noninterest bearing checking	591,502			502,961
Other liabilities	16,458			13,305
Shareholders’ equity	393,436			378,480
Total liabilities and shareholders’ equity	$3,196,920			$3,219,199

Net yield on interest-earning assets and net interest income		4.17%	$60,100		4.89%	$70,092
Interest rate spread		4.10%			4.82%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $792,000 and $749,000 in 2015 and 2014, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the second quarter of 2015 were $2.390 billion, which was 2.0% lower than the average loans outstanding for the second quarter of 2014 ($2.438 billion). Average loans for the six months ended June 30, 2015 were $2.390 billion, which was 2.4% less than the average loans outstanding for the six months ended June 30, 2014 ($2.449 billion). The lower amount of average loans outstanding in 2015 is due to minimal organic loan growth and the continued resolution of covered loans within our “covered loan” portfolio through foreclosure, charge-off, or repayment.

The mix of our loan portfolio remained substantially the same at June 30, 2015 compared to December 31, 2014, with approximately 91% of our loans being real estate loans, 7% being commercial, financial, and agricultural loans, and the remaining 2% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the second quarter of 2015 were $2.668 billion, which was 3.0% less than the average deposits outstanding for the second quarter of 2014 ($2.751 billion). Average deposits outstanding for the six months ended June 30, 2015 were $2.668 billion, which was 2.8% less than the average deposits outstanding for the six months ended June 30, 2014 ($2.745 billion).

Average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $1.765 billion for the first six months of 2014 to $1.899 billion for the first six months of 2015, representing growth of $135 million, or 7.6%. With the growth of our transaction deposit accounts, we were able to further reduce our reliance on higher cost sources of funding, especially time deposits. Average time deposits declined from $981 million for the first six months of 2014 to $769 million for the first six months of 2015, a decrease of $212 million, or 21.6%. This favorable change in funding mix was largely responsible for our average cost of interest bearing liabilities decreasing from 0.37% in the first six months of 2014 to 0.31% in the first six months of 2015. Our total cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.25% for the first half of 2015 compared to 0.30% in the first half of 2014.

Index

See additional information regarding changes in the Company’s loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the second quarter of 2015 was 4.15% compared to 4.65% for the second quarter of 2014. For the six month period ended June 30, 2015, our net interest margin was 4.17% compared to 4.89% for the same period in 2014. The lower margins were primarily a result of a lower amount of discount accretion on loans purchased in failed-bank acquisitions (see discussion below).

We continue to experience lower loan yields in 2015 due to the prolonged low interest rate environment, but began to invest our excess cash balances into higher yielding investment securities late in the fourth quarter of 2014, which has partially offset the lower loan yields.

Our net interest margin benefitted from the net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition that occurred in June 2009 and the acquisition of The Bank of Asheville in January 2011. For the three months ended June 30, 2015 and 2014, we recorded $1,135,000 and $4,806,000, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. For the six months ended June 30, 2015 and 2014, we recorded $2,692,000 and $11,168,000, respectively, in net accretion of purchase accounting premiums/discounts. The following table presents the detail of the purchase accounting adjustments that impacted net interest income.

	For the Three Months Ended		For the Six Months Ended
$ in thousands	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Interest income – reduced by premium amortization on loans	$—	(49)	—	(98)
Interest income – increased by accretion of loan discount	1,135	4,851	2,692	11,259
Interest expense – reduced by premium amortization of deposits	—	4	—	7
Impact on net interest income	$1,135	4,806	2,692	11,168

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

The decrease in discount accretion in 2015 is due to the unnaccreted discount amount that resulted from aforementioned acquisitions continuing to wind down. Unaccreted loan discount has declined from $39.6 million at December 31, 2013 to $17.6 million at June 30, 2015.

We recorded total provisions for loan losses of $0.8 million in the second quarter of 2015 compared to $3.7 million in the second quarter of 2014. For the six months ended June 30, 2015, we recorded total provisions for loan losses of $0.7 million compared to $7.2 million for the same period of 2014. As discussed below, we record provisions for loan losses related to both non-covered and covered loan portfolios – see explanation of the terms “non-covered” and “covered” in the section below entitled “Note Regarding Components of Earnings.”

Our provision for loan losses on non-covered loans amounted to $1.0 million in the second quarter of 2015 compared to $1.2 million in the second quarter of 2014. For the first six months of 2015, the provision for loan losses on non-covered loans amounted to $1.1 million compared to $4.5 million for the same period of 2014. The lower provisions recorded in 2015 were primarily a result of continued favorable credit quality trends and generally improving economic trends.

We recorded a negative provision for loan losses on covered loans (reduction of allowance for loan losses) of $0.2 million in the second quarter of 2015 compared to a $2.5 million provision for loan losses in the second quarter of 2014. For the six months ended June 30, 2015, we recorded a negative provision for loan losses on covered loans of $0.4 million compared to a $2.7 million provision for loan losses in the comparable period of 2014. The negative provisions in 2015 primarily resulted from lower levels of covered nonperforming loans, minimal net charge-offs, and declining levels of total covered loans.

Index

Total noninterest income was $5.0 million for each of the three month periods ended June 30, 2015 and 2014. For the six months ended June 30, 2015, noninterest income amounted to $9.5 million compared to $5.3 million for the six months ended June 30, 2014.

As presented in the table below, core noninterest income for the second quarter of 2015 was $7.4 million, a decrease of 5.0% from the $7.8 million reported for the second quarter of 2014. For the first six months of 2015, core noninterest income amounted to $14.6 million, a 4.5% decrease from the $15.3 million recorded in the comparable period of 2014. As noted above, core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income.

The following table presents our core noninterest income for the three and six month periods ending June 30, 2015 and 2014 respectively.

	For the Three Months Ended		For the Six Months Ended
$ in thousands	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Service charges on deposit accounts	$2,881	3,446	5,773	7,019
Other service charges, commissions, and fees	2,771	2,562	5,313	4,929
Fees from presold mortgages	731	790	1,539	1,397
Commissions from sales of insurance and financial products	665	706	1,226	1,300
Bank-owned life insurance income	383	318	754	645
Core noninterest income	$7,431	7,822	14,605	15,290

As shown in the table above, service charges on deposit accounts declined from $3.4 million in the second quarter of 2014 to $2.9 million in the second quarter of 2015. For the six months ended June 30, 2015, service charges on deposit accounts amounted to $5.8 million, which is a $1.2 million decrease from the $7.0 million recorded in the comparable period of 2014. After the elimination of free checking for most customers with low balances in late 2013, monthly fees earned on deposit accounts have gradually declined over the past several quarters as a result of more customers meeting the requirements to have the monthly service charge waived. Fewer instances of fees earned from customers overdrawing their accounts have also impacted this line item.

Other service charges, commissions, and fees increased in 2015 compared to 2014, primarily as a result of higher debit card interchange fees. We earn a small fee each time a customer uses a debit card to make a purchase. Due to the growth in checking accounts and increased customer usage of debit cards, we have experienced increases in this line item. Interchange income from credits cards has also increased due to growth in the number and usage of credit cards, which we believe is a result of increased promotion of this product.

Fees from presold mortgages did not vary significantly among the periods presented. These fees amounted to $0.7 million the second quarter of 2015 compared to the $0.8 million recorded in the second quarter of 2014. For the six months ended June 30, 2015 and 2014, fees from presold mortgages amounted to $1.5 million and $1.4 million, respectively.

Commissions from sales of insurance and financial products were also consistent among the periods presented. These commissions amounted to approximately $0.7 million for each of the three months ended June 30, 2015 and 2014. For the six months ended June 30, 2015, commissions from sales of insurance and financial products amounted to $1.2 million compared to $1.3 million in the comparable period of 2014.

Bank-owned life insurance income amounted to $0.4 million in the second quarter of 2015 compared to $0.3 million in the second quarter of 2014. For the six months ended June 30, 2015, bank-owned life insurance income amounted to $0.8 million compared to $0.6 million for the six months ended June 30, 2014. The increases in 2015 are a result of increased purchases of bank-owned life insurance.

Within the noncore components of noninterest income, we recorded net losses on non-covered foreclosed properties of $0.6 million in each of the three months ended June 30, 2015 and 2014, and net losses of $1.1 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively. We continue to actively pursue disposal of our foreclosed properties and in some cases, we have been willing to accept reasonable levels of losses in order to do so.

Gains on covered foreclosed properties were $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively, compared to losses of $1.2 million and $3.3 million recorded for the three and six months ended June 30, 2014. The favorable variances in 2015 were a result of significantly lower levels of covered foreclosed properties held by the Company and recovery in property values, particularly along the coast of North Carolina, which is where most of the Company’s foreclosed properties are located.

Index

Indemnification asset income (expense) is recorded to reflect additional (decreased) amounts expected to be received from the FDIC during the period related to covered assets. The three primary items that result in recording indemnification asset income (expense) are 1) income from loan discount accretion, which results in indemnification expense, 2) provisions for loan losses on covered loans, which result in indemnification income and 3) foreclosed property gains (losses) on covered assets, which also result in indemnification expense (income). In the second quarter of 2015, we recorded $1.8 million in indemnification asset expense compared to $1.6 million in indemnification asset expense in the second quarter of 2014. For the six months ended June 30, 2015, indemnification asset expense amounted to $4.2 million compared to $6.5 million in indemnification asset expense for the same period of 2014. These variances are primarily due to lower indemnification asset expense associated with the lower loan discount accretion income recorded in the three and six months ended June 30, 2015, as shown in the following table:

($ in millions)	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Indemnification asset expense associated with loan discount accretion income	$(1.4)	(4.4)	(3.2)	(10.4)
Indemnification asset income (expense) associated with loan losses (recoveries), net	(0.2)	1.9	(0.7)	1.6
Indemnification asset income (expense) associated with foreclosed property losses (gains), net	(0.2)	0.9	(0.4)	2.6
Other sources of indemnification asset income (expense)	—	—	0.1	(0.3)
Total indemnification asset income (expense)	$(1.8)	(1.6)	(4.2)	(6.5)

We recorded no gains or losses on securities during the three and six month periods ended June 30, 2015. For the three and six month periods ended June 30, 2014, we recorded $0.8 million in gains on sales of approximately $46.7 million in available for sale securities.

Other gains (losses) amounted to $0.3 million for each of the three and six month periods in both 2015 and 2014. For both periods in 2015, the primary component of this line item is the $0.4 million write-off of a FDIC claim associated with a dispute settlement (see Note 9 for additional discussion), whereas for both periods in 2014, the net loss related primarily to losses on sales of vacated branch buildings.

Noninterest expenses amounted to $24.3 million in the second quarter of 2015 compared to $24.8 million recorded in the second quarter of 2014. Noninterest expenses for the six months ended June 30, 2015 amounted to $48.0 million compared to $48.3 million recorded in the first half of 2014.

Personnel expense (salaries and employee benefits expense) was $13.9 million for the second quarter of 2015 compared to $13.7 million in the second quarter of 2014. For both of the six months ended June 30, 2015 and June 30, 2014, personnel expense amounted to $27.6 million. Comparing the first half of 2015 to 2014, lower salaries expense in 2015 associated with a decline in total employees due primarily to branch consolidations was largely offset by higher amounts of incentive compensation expense. The higher amounts of incentive compensation expense relates to the Company’s improved earnings as well as retention-related grants of common stock made to certain officers.

The combined amount of occupancy and equipment expense did not vary significantly when comparing 2015 to 2014, amounting to $2.8 million in each of the second quarters of 2015 and 2014 and $5.6 million in each of the first six months of 2015 and 2014.

Other operating expenses amounted to $7.5 million for the second quarter of 2015 compared to $8.1 million in the second quarter of 2014, and $14.5 million in the first half of 2015 compared to $14.7 million in the first half of 2014. The decreases in 2015 relate primarily to deposit insurance premium expense which declined due to lower deposit insurance premium rates.

For the second quarter of 2015, the provision for income taxes was $3.2 million, an effective tax rate of 34.1%, compared to $3.7 million for the same period of 2014, which is an effective tax rate of 35.7%. For the first six months of 2015, the provision for income taxes was $6.9 million, an effective tax rate of 34.3%, compared to $6.7 million for the same period of 2014, which was an effective tax rate of 35.3%. The slightly lower provisions in 2015 are due to higher amounts of non-taxable income and a decline in the statutory income tax rate in North Carolina.

Index

We accrued total preferred stock dividends of $0.2 million in each of the three month periods ended June 30, 2015 and 2014. For each of the first six months of 2015 and 2014, we accrued preferred stock dividends of $0.4 million. These amounts are deducted from net income in computing “net income available to common shareholders.” Preferred dividends related to our Series B Preferred Stock and our Series C Preferred Stock. Our Series B Preferred Stock relates to $63.5 million in preferred stock that was issued to the U.S. Treasury in September 2011 in connection with our participation in the Small Business Lending Fund. From the September 2011 issuance date until December 31, 2013, the dividend rate on this stock was subject to fluctuation between 1% and 5% per anum based upon changes in the level of our “Qualified Small Business Lending” (“QSBL”).  We were able to continually increase our levels of QSBL such that our dividend rate decreased to approximately 1.0% by the first quarter of 2013 and remained at that level through December 31, 2013, at which point the dividend rate became fixed at 1.0%. The dividend rate will remain at 1.0% until March 2016, at which point the dividend rate automatically increases to 9%. In June 2015, we redeemed $32.0 million of the Series B Preferred Stock. Subject to regulatory approval, which cannot be assured, it is our intent to redeem the remaining Series B Preferred Stock prior to the dividend rate increase. Our Series C Preferred Stock relates to the December 2012 issuance of 728,706 shares of preferred stock that pay dividends at the same rate as we pay to holders of our common stock.

The Consolidated Statements of Comprehensive Income reflect other comprehensive loss of $614,000 and $46,000 during the second quarters of 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, we recorded other comprehensive loss of $481,000 and other comprehensive income of $118,000, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at June 30, 2015 amounted to $3.21 billion, a 1.7% decrease from a year earlier. Total loans at June 30, 2015 amounted to $2.41 billion, a 0.9% decrease from a year earlier, and total deposits amounted to $2.65 billion, a 3.7% decrease from a year earlier.

The following table presents information regarding the nature of changes in our levels of loans and deposits for the twelve months ended June 30, 2015 and for the six months of 2015.

July 1, 2014 to June 30, 2015	Balance at beginning of period	Internal Growth, net	Transfer due to Expiration of Loss Share Agreement	Balance at end of period	Total percentage growth	Internal percentage growth
Loans – Non-covered	$2,257,530	1,752	39,673	2,298,955	1.8%	0.1%
Loans – Covered	176,855	(23,358)	(39,673)	113,824	-35.6%	-13.2%
Total loans	2,434,385	(21,606)	—	2,412,779	-0.9%	-0.9%

Deposits – Noninterest bearing checking	525,332	89,287	—	614,619	17.0%	17.0%
Deposits – Interest bearing checking	551,577	2,341	—	553,918	0.4%	0.4%
Deposits – Money market	554,731	21,629	—	576,360	3.9%	3.9%
Deposits – Savings	175,084	9,702	—	184,786	5.5%	5.5%
Deposits – Brokered	135,300	(76,766)	—	58,534	-56.7%	-56.7%
Deposits – Internet time	2,216	(2,216)	—	—	-100.0%	-100.0%
Deposits – Time>$100,000	421,255	(79,231)	—	342,024	-18.8%	-18.8%
Deposits – Time<$100,000	389,084	(66,198)	—	322,886	-17.0%	-17.0%
Total deposits	$2,754,579	(101,452)	—	2,653,127	-3.7%	-3.7%

January 1, 2015 to June 30, 2015
Loans – Non-covered	$2,268,580	30,375	—	2,298,955	1.3%	1.3%
Loans – Covered	127,594	(13,770)	—	113,824	-10.8%	-10.8%
Total loans	$2,396,174	16,605	—	2,412,779	0.7%	0.7%

Deposits – Noninterest bearing checking	$560,230	54,389	—	614,619	9.7%	9.7%
Deposits – Interest bearing checking	583,903	(29,985)	—	553,918	-5.1%	-5.1%
Deposits – Money market	548,255	28,105	—	576,360	5.1%	5.1%
Deposits – Savings	180,317	4,469	—	184,786	2.5%	2.5%
Deposits – Brokered	88,375	(29,841)	—	58,534	-33.8%	-33.8%
Deposits – Internet time	747	(747)	—	—	-100.0%	-100.0%
Deposits – Time>$100,000	384,127	(42,103)	—	342,024	-11.0%	-11.0%
Deposits – Time<$100,000	349,952	(27,066)	—	322,886	-7.7%	-7.7%
Total deposits	$2,695,906	(42,779)	—	2,653,127	-1.6%	-1.6%

As derived from the table above, for the twelve months preceding June 30, 2015, our total loans decreased $22 million, or 0.9%. This decline was caused primarily by continued resolution of covered loans that were acquired in FDIC-assisted transactions, which is steadily declining as those loans pay down or are otherwise resolved. Internal non-covered loan growth was $2 million, or 0.1%, for the twelve months ended June 30, 2015. Lending levels have been impacted over the past year by intense competition, a relatively slow economic recovery in many of our market areas, as well as pressures from internal loan process changes implemented in mid-2014 designed to enhance loan quality. We continue to pursue lending opportunities in order to improve our asset yields and have introduced initiatives in 2015 to drive loan growth. For the first six months of 2015, we experienced internal growth in our non-covered loan portfolio of $30 million, or 1.3%. This increase was partially offset by a decline in our covered loans of $14 million.

The mix of our loan portfolio remains substantially the same at June 30, 2015 compared to December 31, 2014. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

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

Index

For both the three and twelve month periods ended June 30, 2015, we experienced net declines in total deposits, with growth in transaction account balances (checking, money market, and savings) being more than offset by declines in time deposits. Time deposits are price sensitive, and with low levels of loan growth, we have not aggressively priced time deposits, and we have also elected not to renew maturing brokered deposits. Also, due to the low interest rates environment, some customers are shifting their funds from time deposits into transaction accounts at our company, which do not pay a materially lower interest rate, while being more liquid.

We obtained new borrowings of $60 million in the second quarter of 2015 from a low cost funding source in order to enhance our cash position and in anticipation of future loan growth. The average life of these new borrowings was approximately 2 years with a weighted average interest rate of 1.17%. Total borrowings at June 30, 2015 amounted to $176.4 million compared to $116.4 million a year earlier.

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

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended June 30, 2015	As of/for the quarter ended December 31, 2014	As of/for the quarter ended June 30, 2014

Non-covered nonperforming assets
Nonaccrual loans	$44,123	50,066	47,533
Restructured loans – accruing	32,059	35,493	27,250
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	76,182	85,559	74,783
Foreclosed real estate	9,954	9,771	9,346
Total non-covered nonperforming assets	$86,136	95,330	84,129

Covered nonperforming assets (1)
Nonaccrual loans	$7,378	10,508	20,938
Restructured loans – accruing	3,910	5,823	8,193
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	11,288	16,331	29,131
Foreclosed real estate	1,945	2,350	9,934
Total covered nonperforming assets	$13,233	18,681	39,065

Total nonperforming assets	$99,369	114,011	123,194

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.80%	0.82%	0.99%
Nonperforming loans to total loans	3.63%	4.25%	4.27%
Nonperforming assets to total assets	3.09%	3.54%	3.77%
Allowance for loan losses to total loans	1.33%	1.70%	1.88%
Allowance for loan losses to nonperforming loans	36.69%	39.87%	44.07%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	0.81%	0.78%	0.69%
Non-covered nonperforming loans to non-covered loans	3.31%	3.77%	3.31%
Non-covered nonperforming assets to total non-covered assets	2.78%	3.09%	2.73%
Allowance for loan losses to non-covered loans	1.31%	1.69%	1.86%
Allowance for loan losses to non-covered nonperforming loans	39.58%	44.82%	56.12%

(1) Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the weak economy experienced in much of our market associated with the onset of the recession in 2008, we experienced higher levels of loan losses, delinquencies and nonperforming assets compared to our historical averages. While economic conditions have improved recently and our asset quality has steadily improved, we continue to have elevated levels of losses and nonperforming assets.

As noted in the table above, at June 30, 2015, total nonaccrual loans (covered and non-covered) amounted to $51.5 million, compared to $60.6 million at December 31, 2014 and $68.5 million at June 30, 2014. Non-covered nonaccrual loans were $44.1 million, $50.1 million, and $47.5 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Nonaccrual loans decreased during the first half of 2015 as we continue to focus on resolving our problem assets. The increase from June 30, 2014 to December 31, 2014 related to the transfer of covered nonaccrual loans to non-covered status, as discussed in the following paragraph.

As previously disclosed, on July 1, 2014, we transferred $9.7 million of covered nonaccrual loans, $2.1 million of covered accruing troubled debt restructurings, and $3.0 million of covered foreclosed real estate to non-covered status due to the scheduled expiration of one of our loss share agreements with the FDIC.

“Restructured loans – accruing”, or troubled debt restructurings (“TDRs”), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. As seen in the table above “Asset Quality Data”, at June 30, 2015, total TDRs (covered and non-covered) amounted to $36.0 million, compared to $41.3 million at December 31, 2014 and $35.4 million at June 30, 2014.

Index

Foreclosed real estate includes primarily foreclosed properties. Non-covered foreclosed real estate has not varied significantly over the past year, amounting to $10.0 million at June 30, 2015, $9.8 million at December 31, 2014, and $9.3 million at June 30, 2014.

At June 30, 2015, we also held $1.9 million in foreclosed real estate that is subject to the loss share agreements with the FDIC, which is a decline from $2.4 million at December 31, 2014 and $9.9 million at June 30, 2014. The decline is primarily due to increased property sales activity, particularly along the North Carolina coast, which is where most of our covered foreclosed properties are located.

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At June 30, 2015	At December 31, 2014	At June 30, 2014
Commercial, financial, and agricultural	$3,138	3,575	4,305
Real estate – construction, land development, and other land loans	7,172	10,079	15,466
Real estate – mortgage – residential (1-4 family) first mortgages	23,174	26,916	21,230
Real estate – mortgage – home equity loans/lines of credit	3,439	4,214	4,190
Real estate – mortgage – commercial and other	14,191	15,190	22,670
Installment loans to individuals	387	600	610
Total nonaccrual loans	$51,501	60,574	68,471

The following segregates our nonaccrual loans at June 30, 2015 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$34	3,104	3,138
Real estate – construction, land development, and other land loans	96	7,076	7,172
Real estate – mortgage – residential (1-4 family) first mortgages	4,569	18,605	23,174
Real estate – mortgage – home equity loans/lines of credit	447	2,992	3,439
Real estate – mortgage – commercial and other	2,232	11,959	14,191
Installment loans to individuals	—	387	387
Total nonaccrual loans	$7,378	44,123	51,501

The following segregates our nonaccrual loans at December 31, 2014 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$104	3,471	3,575
Real estate – construction, land development, and other land loans	1,140	8,939	10,079
Real estate – mortgage – residential (1-4 family) first mortgages	7,724	19,192	26,916
Real estate – mortgage – home equity loans/lines of credit	339	3,875	4,214
Real estate – mortgage – commercial and other	1,201	13,989	15,190
Installment loans to individuals	—	600	600
Total nonaccrual loans	$10,508	50,066	60,574

The tables above indicate declines in most categories of nonaccrual loans. The decreases reflect stabilization in most of our market areas and our increased focus on the resolution of our nonperforming assets.

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end (covered and non-covered):

($ in thousands)	At June 30, 2015	At December 31, 2014	At June 30, 2014
Vacant land	$4,414	4,964	6,838
1-4 family residential properties	3,965	2,878	5,536
Commercial real estate	3,520	4,279	6,906
Total foreclosed real estate	$11,899	12,121	19,280

Index

The following segregates our foreclosed real estate at June 30, 2015 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$581	3,833	4,414
1-4 family residential properties	823	3,142	3,965
Commercial real estate	541	2,979	3,520
Total foreclosed real estate	$1,945	9,954	11,899

The following segregates our foreclosed real estate at December 31, 2014 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$639	4,325	4,964
1-4 family residential properties	866	2,012	2,878
Commercial real estate	845	3,434	4,279
Total foreclosed real estate	$2,350	9,771	12,121

The following table presents geographical information regarding our nonperforming assets at June 30, 2015.

	As of June 30, 2015
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$7,402	17,406	24,808	$610,000	4.1%
Triangle Region (NC)	—	22,614	22,614	718,000	3.1%
Triad Region (NC)	—	15,897	15,897	331,000	4.8%
Charlotte Region (NC)	—	1,642	1,642	92,000	1.8%
Southern Piedmont Region (NC)	152	6,869	7,021	260,000	2.7%
Western Region (NC)	3,703	1	3,704	71,000	5.2%
South Carolina Region	31	3,565	3,596	105,000	3.4%
Virginia Region	—	8,188	8,188	207,000	4.0%
Other	—	—	—	19,000	0.0%
Total nonaccrual loans and troubled debt restructurings	$11,288	76,182	87,470	$2,413,000	3.6%

Foreclosed Real Estate (1)
Eastern Region (NC)	$1,101	1,832	2,933
Triangle Region (NC)	—	2,642	2,642
Triad Region (NC)	—	2,445	2,445
Charlotte Region (NC)	—	804	804
Southern Piedmont Region (NC)	—	1,139	1,139
Western Region (NC)	844	—	844
South Carolina Region	—	842	842
Virginia Region	—	250	250
Other	—	—	—
Total foreclosed real estate	1,945	9,954	11,899

(1)	The counties comprising each region are as follows:

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

Our total provision for loan losses was $0.8 million for the second quarter of 2015 compared to a provision for loan losses of $3.7 million in the second quarter of 2014. Our total provision for loan losses for the first six months of 2015 and 2014 was $0.7 million and $7.2 million, respectively. The total provision for loan losses is comprised of provisions for loan losses for non-covered loans and provisions for loan losses for covered loans, as discussed in the following paragraphs.

The provision for loan losses on non-covered loans amounted to $1.0 million and $1.2 million in the second quarters of 2015 and 2014, respectively, and $1.1 million and $4.5 million for the first half of 2015 and 2014, respectively. The lower provision in 2015 was primarily the result of improved credit quality trends and generally improving economic trends, as discussed in the following paragraph.

Non-covered loan growth for the first six months of 2015 was $30 million compared to $5 million for the first six months of 2014, which resulted in a larger incremental provision for the loan losses attributable to loan growth. However, offsetting this larger incremental provision were favorable trends in our asset quality. As shown in a table within Note 7 to the Consolidated Financial Statements, our total non-covered classified and nonaccrual loans decreased from $125 million at December 31, 2014 to $109 million at June 30, 2015. Additionally, our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. Periods of high net charge-offs we experienced during the peak of the recession are now dropping out of the analysis and being replaced by the more modest levels of net charge-offs now being experienced. The second quarter of 2015 marked our tenth consecutive quarter of annualized net charge-offs related to non-covered loans being less than 1.00%, whereas at the peak of the recession that ratio was frequently over 1.00%. In the near term, we expect that net charge-offs experienced in the next few quarters will continue to be less than those experienced in the recessionary periods that are dropping out of the analysis, and for that reason we expect our resulting provisions for loan losses to be positively impacted.

We recorded negative provisions for loan losses on covered loans (reduction of the allowance for loan losses) of $0.2 million and $0.4 million during the three and six months ended June 30, 2015, respectively, compared to $2.5 million and $2.7 million in the same periods of 2014. The negative provisions in 2015 primarily resulted from lower levels of covered nonperforming loans, declining levels of total covered loans and minimal net loan charge-offs.

For the first six months of 2015, we recorded $9.2 million in net charge-offs, compared to $9.9 million for the comparable period of 2014. The net charge-offs in 2015 included $0.1 million of net covered loan recoveries and $9.3 million of net non-covered loan charge-offs, whereas in 2014 net charge-offs included $3.1 million in net charge-offs of covered loans and $6.8 million in net charge-offs of non-covered loans. The covered loan net charge-offs in 2014 also include a recovery of $1.9 million that was recorded in the first quarter of 2014.

The allowance for loan losses amounted to $32.0 million at June 30, 2015, compared to $40.6 million at December 31, 2014 and $45.8 million at June 30, 2014. The allowance for loan losses for non-covered loans was $30.2 million, $38.3 million, and $42.0 million at June 30, 2015, December 31, 2014, and June 30, 2014 respectively. The ratio of our allowance for non-covered loans to total non-covered loans has declined from 1.86% at June 30, 2014 to 1.31% at June 30, 2015 as a result of the factors discussed above that impacted our provision for loan losses on non-covered loans.

Index

At June 30, 2015, December 31, 2014, and June 30, 2014, the allowance for loan losses attributable to covered loans was $1.9 million, $2.3 million, and $3.8 million, respectively. The decline from June 30, 2014 to December 31, 2014 was primarily due to the July 1, 2014 transfer of $1.7 million in allowance for loan losses from covered status to non-covered status in connection with the expiration of one of our loss sharing agreements on June 30, 2014, as discussed above.

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

($ in thousands)	Six Months Ended June 30,	Twelve Months Ended December 31,	Six Months Ended June 30,
	2015	2014	2014
Loans outstanding at end of period	$2,412,779	2,396,174	2,434,385
Average amount of loans outstanding	$2,390,403	2,434,331	2,448,866

Allowance for loan losses, at beginning of year	$40,626	48,505	48,505
Provision for loan losses	677	10,195	7,234
	41,303	58,700	55,739
Loans charged off:
Commercial, financial, and agricultural	(2,412)	(5,179)	(3,566)
Real estate – construction, land development & other land loans	(2,554)	(6,071)	(4,791)
Real estate – mortgage – residential (1-4 family) first mortgages	(2,375)	(4,050)	(1,886)
Real estate – mortgage – home equity loans / lines of credit	(638)	(1,607)	(753)
Real estate – mortgage – commercial and other	(2,321)	(4,405)	(1,432)
Installment loans to individuals	(1,578)	(1,924)	(964)
Total charge-offs	(11,878)	(23,236)	(13,392)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	365	149	50
Real estate – construction, land development & other land loans	1,108	3,363	2,535
Real estate – mortgage – residential (1-4 family) first mortgages	351	646	314
Real estate – mortgage – home equity loans / lines of credit	67	100	30
Real estate – mortgage – commercial and other	578	446	286
Installment loans to individuals	196	458	234
Total recoveries	2,665	5,162	3,449
Net charge-offs	(9,213)	(18,074)	(9,943)
Allowance for loan losses, at end of period	$32,090	40,626	45,796

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.78%	0.74%	0.82%
Allowance for loan losses as a percent of loans at end of period	1.33%	1.70%	1.88%

Index

The following table discloses the activity in the allowance for loan losses for the six months ended June 30, 2015, segregated into covered and non-covered.

	As of June 30, 2015
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$113,824	2,298,955	2,412,779
Average amount of loans outstanding	$120,416	2,269,987	2,390,403

Allowance for loan losses, at beginning of year	$2,281	38,345	40,626
Provision (reversal) for loan losses	(428)	1,105	677
	1,853	39,450	41,303
Loans charged off:
Commercial, financial, and agricultural	(111)	(2,301)	(2,412)
Real estate – construction, land development & other land loans	(523)	(2,031)	(2,554)
Real estate – mortgage – residential (1-4 family) first mortgages	(141)	(2,234)	(2,375)
Real estate – mortgage – home equity loans / lines of credit	(41)	(597)	(638)
Real estate – mortgage – commercial and other	(300)	(2,021)	(2,321)
Installment loans to individuals	—	(1,578)	(1,578)
Total charge-offs	(1,116)	(10,762)	(11,878)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	22	343	365
Real estate – construction, land development & other land loans	790	318	1,108
Real estate – mortgage – residential (1-4 family) first mortgages	192	159	351
Real estate – mortgage – home equity loans / lines of credit	9	58	67
Real estate – mortgage – commercial and other	183	395	578
Installment loans to individuals	2	194	196
Total recoveries	1,198	1,467	2,665
Net (charge-offs)/recoveries	82	(9,295)	(9,213)
Allowance for loan losses, at end of period	$1,935	30,155	32,090

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

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at June 30, 2015, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2014.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following four sources - 1) an approximately $562 million line of credit with the FHLB (of which $130 million was outstanding at June 30, 2015), 2) a $50 million overnight federal funds line of credit with a correspondent bank (of which none was outstanding at June 30, 2015), 3) a $35 million federal funds line of credit with a correspondent bank (of which none was outstanding at June 30, 2015), and 4) an approximately $92 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at June 30, 2015). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $193 million at both June 30, 2015 and June 30, 2014 as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $416 million at June 30, 2015 compared to $288 million at December 31, 2014.

Our overall liquidity has remained relatively stable since June 30, 2014. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings were 20.2% at June 30, 2014, 21.2% at December 31, 2014 and 19.7% at June 30, 2015.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2015, and have no current plans to do so.

Capital Resources

We are regulated by the Board of Governors of the Federal Reserve System (the “FED”) and are subject to the securities registration and public reporting regulations of the SEC. Our banking subsidiary is regulated by the North Carolina Office of the Commissioner of Banks and until April 22, 2015, our bank subsidiary was also regulated by the Federal Deposit Insurance Corporation (“FDIC”). Effective April 22, 2015, our bank subsidiary became a member of the FED, and therefore, the Federal Reserve Bank replaced the FDIC as our bank’s primary federal regulator. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

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

At June 30, 2015, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2015	December 31, 2014	June 30, 2014
	(Based on Basel III)	(Pre-Basel III)	(Pre-Basel III)
Risk-based capital ratios:
Common Equity Tier 1 to Tier 1 risk weighted assets	11.38%	n/a	n/a
Minimum required Common Equity Tier 1 capital	4.50%	n/a	n/a

Tier I capital to Tier 1 risk weighted assets	14.89%	16.35%	15.88%
Minimum required Tier 1 capital	6.00%	4.00%	4.00%

Total risk-based capital to Tier II risk weighted assets	16.14%	17.60%	17.14%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	11.29%	11.61%	11.15%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At June 30, 2015, our bank subsidiary exceeded the minimum ratios established by the regulatory authorities.

In the table above, the declines in our capital ratios at June 30, 2015 are as a result of the Company redeeming $32 million in Series B Preferred Stock in June 2015. See Note 14 to the Consolidated Financial Statements for additional discussion.

Index

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 8.24% at June 30, 2015 compared to 7.90% at December 31, 2014 and 7.57% at June 30, 2014.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting the Company and First Bank, our bank subsidiary.

•	On June 16, 2015, the Company announced a quarterly cash dividend of $0.08 per share payable on July 24, 2015 to shareholders of record on June 30, 2015. This is the same dividend rate as the Company declared in the second quarter of 2014.

•	On May 18, 2015, the Company opened a new branch facility at 4110 Western Boulevard, Jacksonville, North Carolina. The First Bank branch located at 400 Western Boulevard in Jacksonville was closed and the accounts serviced at that branch were reassigned to the new and improved branch.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first six months of 2015. At June 30, 2015, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.39% (realized in 2010) to a high of 4.92% (realized in 2013). During that five year period, the prime rate of interest has consistently remained at 3.25% (which was the rate as of June 30, 2015). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At June 30, 2015, approximately 76% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at June 30, 2015, we had approximately $897 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2015 are deposits totaling $1.3 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $1.1 million and $4.9 million for the second quarters of 2015 and 2014, respectively, and $2.7 million and $11.3 million for the first six months of 2015 and 2014, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. However, with the remaining loan discount on accruing loans having naturally declined since inception, amounting to $15.1 million at June 30, 2015, we expect that loan discount accretion, and the related indemnification asset expense associated with the accretion, will continue to decline in 2015. If that occurs, our net interest margin will be negatively impacted and our noninterest income will be positively impacted (due to the lower indemnification asset expense).

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

Part II. Other Information

Item 1 – Legal Proceedings

Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and its subsidiaries.  However, neither the Company nor any of its subsidiaries is currently involved in any pending legal proceedings that management believes are material to the Company or its consolidated financial position.  If an exposure were to be identified, it is the Company’s policy to establish and accrue appropriate reserves during the accounting period in which a loss is deemed to be probable and the amount is determinable.

As previously disclosed, in November 2014, we received a “Wells Notice” letter from the SEC relating to an investigation into our alleged failure to disclose certain related party transactions between the Company and certain of our officers and/or directors or their immediate family members during the period from 2009 through 2011. After receiving the notice, we cooperated with the SEC and pursued negotiations with them in an attempt to resolve the matters at issue. On June 1, 2015, the matters were resolved, with the SEC issuing a cease and desist order against the Company and two former executive officers of the Company. In the order, the SEC concluded the following: 1) we violated related party transaction disclosure requirements, 2) we did not maintain effective disclosure controls and procedures, and 3) we did not maintain a system of internal accounting controls sufficient to provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles. The order included a requirement that we not commit any future similar violations and imposed a $275,000 civil money penalty on the Company. The full order is available at the SEC’s website – www.sec.gov.

At December 31, 2014, there were $1.2 million in loss share agreement claims related to two loans that the FDIC denied because they disagreed with the collection strategy that we undertook. As discussed in Note 9 to the Consolidated Financial Statements, a negotiated agreement was reached with the FDIC during the three months ended June 30, 2015 in which the FDIC will pay $0.8 million of the disputed claims and one of the loans being removed from the loss share agreement, which will result in the Company keeping 100% of any future recoveries. As a result of this agreement, we wrote-off $0.4 million of our FDIC loss share receivable during the three months ended June 30, 2015.

Index

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2015 to April 30, 2015	—	—	—	214,241
May 1, 2015 to May 31, 2015	—	—	—	214,241
June 1, 2015 to June 30, 2015	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended June 30, 2015.

There were no unregistered sales of our securities during the three months ended June 30, 2015.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have SEC File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Index

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 10, 2015	BY:/s/ Richard H. Moore
Richard H. Moore
President
(Principal Executive Officer),
Treasurer and Director

August 10, 2015	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer

I