Form 10-Q
period 2015-09-30
FIRST BANCORP /NC/
filed 2015-11-09
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant's Common Stock outstanding on October 31, 2015 was 19,785,314.

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

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands)	September 30, 2015	December 31, 2014 (audited)	September 30, 2014
ASSETS
Cash and due from banks, noninterest-bearing	$52,788	81,068	84,128
Due from banks, interest-bearing	165,271	171,248	251,111
Federal funds sold	730	768	1,275
Total cash and cash equivalents	218,789	253,084	336,514

Securities available for sale	178,765	158,018	153,238
Securities held to maturity (fair values of $162,858, $182,411, and $57,601)	160,048	178,687	53,821

Presold mortgages in process of settlement	3,150	6,019	5,761

Loans – non-covered	2,375,094	2,268,580	2,292,841
Loans – covered by FDIC loss share agreement	106,609	127,594	133,249
Total loans	2,481,703	2,396,174	2,426,090
Allowance for loan losses – non-covered	(28,155)	(38,345)	(41,564)
Allowance for loan losses – covered	(1,900)	(2,281)	(2,567)
Total allowance for loan losses	(30,055)	(40,626)	(44,131)
Net loans	2,451,648	2,355,548	2,381,959

Premises and equipment	74,839	75,113	74,871
Accrued interest receivable	9,008	8,920	8,885
FDIC indemnification asset	7,649	22,569	25,328
Goodwill	65,835	65,835	65,835
Other intangible assets	1,516	2,058	2,252
Foreclosed real estate – non-covered	9,304	9,771	11,705
Foreclosed real estate – covered	1,569	2,350	3,237
Bank-owned life insurance	56,557	55,421	44,996
Other assets	34,164	24,990	27,209
Total assets	$3,272,841	3,218,383	3,195,611

LIABILITIES
Deposits: Noninterest bearing checking accounts	$635,287	560,230	540,349
Interest bearing checking accounts	609,908	583,903	538,815
Money market accounts	584,490	551,002	548,832
Savings accounts	187,607	180,317	178,260
Time deposits of $100,000 or more	381,895	470,066	503,125
Other time deposits	308,566	350,388	369,631
Total deposits	2,707,753	2,695,906	2,679,012
Borrowings	176,394	116,394	116,394
Accrued interest payable	588	686	695
Other liabilities	16,932	17,698	14,695
Total liabilities	2,901,667	2,830,684	2,810,796

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: 31,500, 63,500, and 63,500 shares	31,500	63,500	63,500
Series C, convertible, issued & outstanding: 728,706, 728,706, and 728,706 shares	7,287	7,287	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 19,785,314, 19,709,881, and 19,705,381 shares	133,211	132,532	132,440
Retained earnings	199,886	184,958	179,656
Accumulated other comprehensive income (loss)	(710)	(578)	1,932
Total shareholders’ equity	371,174	387,699	384,815
Total liabilities and shareholders’ equity	$3,272,841	3,218,383	3,195,611

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$29,863	32,019	88,257	102,481
Interest on investment securities:
Taxable interest income	1,670	646	4,693	2,523
Tax-exempt interest income	455	470	1,375	1,411
Other, principally overnight investments	142	239	523	590
Total interest income	32,130	33,374	94,848	107,005

INTEREST EXPENSE
Savings, checking and money market accounts	292	263	842	774
Time deposits of $100,000 or more	657	1,058	2,236	3,413
Other time deposits	308	408	977	1,283
Borrowings	487	302	1,099	849
Total interest expense	1,744	2,031	5,154	6,319

Net interest income	30,386	31,343	89,694	100,686
Provision for loan losses – non-covered	267	1,279	1,372	5,802
Provision (reversal) for loan losses – covered	(1,681)	206	(2,109)	2,917
Total provision (reversal) for loan losses	(1,414)	1,485	(737)	8,719
Net interest income after provision for loan losses	31,800	29,858	90,431	91,967

NONINTEREST INCOME
Service charges on deposit accounts	2,951	3,426	8,724	10,445
Other service charges, commissions and fees	2,778	2,538	8,091	7,467
Fees from presold mortgage loans	481	807	2,020	2,204
Commissions from sales of insurance and financial products	691	685	1,917	1,985
Bank-owned life insurance income	382	311	1,136	956
Foreclosed property gains (losses) – non-covered	(857)	(757)	(1,932)	(1,464)
Foreclosed property gains (losses) – covered	(82)	773	410	(2,517)
FDIC indemnification asset income (expense), net	(2,865)	(3,210)	(7,085)	(9,704)
Securities gains (losses)	(1)	—	(1)	786
Other gains (losses)	28	35	(241)	(282)
Total noninterest income	3,506	4,608	13,039	9,876

NONINTEREST EXPENSES
Salaries	12,378	11,773	35,456	34,787
Employee benefits	2,221	2,550	6,702	7,147
Total personnel expense	14,599	14,323	42,158	41,934
Net occupancy expense	1,823	1,863	5,504	5,547
Equipment related expenses	900	953	2,805	2,905
Intangibles amortization	181	194	541	582
Other operating expenses	7,111	8,598	21,620	23,294
Total noninterest expenses	24,614	25,931	72,628	74,262

Income before income taxes	10,692	8,535	30,842	27,581
Income tax expense	3,687	2,956	10,605	9,680

Net income	7,005	5,579	20,237	17,901

Preferred stock dividends	(137)	(217)	(566)	(651)

Net income available to common shareholders	$6,868	5,362	19,671	17,250

Earnings per common share:
Basic	$0.35	0.27	1.00	0.88
Diluted	0.34	0.27	0.97	0.85

Dividends declared per common share	$0.08	0.08	0.24	0.24

Weighted average common shares outstanding:
Basic	19,781,789	19,705,514	19,760,807	19,697,426
Diluted	20,512,959	20,437,739	20,491,973	20,431,836

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands-unaudited)	2015	2014	2015	2014

Net income	$7,005	5,579	20,237	17,901
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	589	(47)	(154)	1,004
Tax (expense) benefit	(231)	19	60	(391)
Reclassification to realized (gains) losses	1	—	1	(786)
Tax expense (benefit)	—	—	—	306
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	(16)	(56)	(63)	(166)
Tax expense (benefit)	6	(2)	24	65
Other comprehensive income (loss)	349	(86)	(132)	32
Comprehensive income	$7,354	5,493	20,105	17,933

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2014	$70,787	19,680	$132,099	167,136	1,900	371,922

Net income				17,901		17,901
Cash dividends declared ($0.24 per common share)				(4,730)		(4,730)
Preferred dividends				(651)		(651)
Stock-based compensation		25	341			341
Other comprehensive income (loss)					32	32

Balances, September 30, 2014	$70,787	19,705	$132,440	179,656	1,932	384,815

Balances, January 1, 2015	$70,787	19,710	$132,532	184,958	(578)	387,699

Net income				20,237		20,237
Preferred stock redeemed (Series B)	(32,000)					(32,000)
Stock option exercises		2	32			32
Cash dividends declared ($0.24 per common share)				(4,743)		(4,743)
Preferred dividends				(566)		(566)
Stock-based compensation		73	647			647
Other comprehensive income (loss)					(132)	(132)

Balances, September 30, 2015	$38,787	19,785	$133,211	199,886	(710)	371,174

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2015	2014
Cash Flows From Operating Activities
Net income	$20,237	17,901
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	(737)	8,719
Net security premium amortization	2,380	1,416
Purchase accounting accretion and amortization, net	2,265	(7,261)
Foreclosed property losses and write-downs, net	1,522	3,981
Loss (gain) on securities available for sale	1	(786)
Other losses	241	282
Decrease in net deferred loan costs	181	198
Depreciation of premises and equipment	3,375	3,477
Branch consolidation expense	—	925
Stock-based compensation expense	554	248
Amortization of intangible assets	541	582
Origination of presold mortgages in process of settlement	(76,728)	(75,775)
Proceeds from sales of presold mortgages in process of settlement	79,600	75,568
Decrease (increase) in accrued interest receivable	(88)	764
Decrease (increase) in other assets	(990)	7,302
Decrease in accrued interest payable	(98)	(184)
Decrease in other liabilities	(667)	(429)
Net cash provided by operating activities	31,589	36,928

Cash Flows From Investing Activities
Purchases of securities available for sale	(83,313)	(54,258)
Purchases of securities held to maturity	(2,003)	—
Proceeds from sales of securities available for sale	—	47,473
Proceeds from maturities/issuer calls of securities available for sale	61,426	22,456
Proceeds from maturities/issuer calls of securities held to maturity	19,246	—
Purchases of Federal Reserve Bank stock and Federal Home Loan Bank stock, net	(9,597)	(2,122)
Net decrease (increase) in loans	(98,347)	27,468
Proceeds from FDIC loss share agreements	8,758	16,810
Proceeds from sales of foreclosed real estate	6,426	27,908
Purchases of premises and equipment	(3,828)	(3,278)
Proceeds from sale of premises and equipment	847	1,232
Net cash provided (used) by investing activities	(100,385)	83,689

Cash Flows From Financing Activities
Net increase (decrease) in deposits	11,847	(72,000)
Net increase in borrowings	60,000	70,000
Cash dividends paid – common stock	(4,732)	(4,726)
Cash dividends paid – preferred stock	(646)	(651)
Redemption of preferred stock	(32,000)	—
Proceeds from stock option exercises	32	—
Net cash provided (used) by financing activities	34,501	(7,377)

Increase (decrease) in cash and cash equivalents	(34,295)	113,240
Cash and cash equivalents, beginning of period	253,084	223,274

Cash and cash equivalents, end of period	$218,789	336,514

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$5,252	6,503
Income taxes	11,139	3,009
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	(94)	133
Foreclosed loans transferred to other real estate	6,700	10,083

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended September 30, 2015 and 2014

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2015 and 2014 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2015 and 2014. All such adjustments were of a normal, recurring nature. Reference is made to the 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

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

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification, correct unintended application of guidance, and make minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended September 30, 2014 have been reclassified to conform to the presentation for September 30, 2015. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Index

Note 4 – Equity-Based Compensation Plans

At September 30, 2015, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan, the First Bancorp 2007 Equity Plan, and the First Bancorp 2004 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of September 30, 2015, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants.

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

As it relates to director equity grants, the Company grants common shares, valued at approximately $16,000 to each non-employee director (currently eight in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions. On June 1, 2015, the Company granted 8,176 shares of common stock to non-employee directors (1,022 shares per director), at a fair market value of $15.75 per share, which was the closing price of the Company’s common stock on that date. On June 2, 2014, the Company granted 10,065 shares of common stock to non-employee directors (915 shares per director), at a fair market value of $17.60 per share, which was the closing price of the Company’s common stock on that date.

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

In 2014, the Company’s Compensation Committee determined that seven of the Company’s senior officers would receive 50% of the bonus earned under the Company’s annual incentive plan in shares of restricted stock, instead of being exclusively cash, which had been the Company’s prior practice. This resulted in the Company granting a total of 14,882 shares of restricted common stock to those officers on February 24, 2015. The shares vest annually in one-third increments beginning on December 31, 2015. The total compensation expense associated with this grant was $258,000, which is being recorded over the vesting period. The Company recorded $23,300 and $69,800 in compensation expense during the three and nine months ended September 30, 2015 related to these grants.

Also, on February 24, 2015, the Company granted a total of 30,404 shares of restricted common stock to eleven senior officers. The shares vest annually in one-third increments beginning on December 31, 2015. The total compensation expense associated with this grant was $527,000, which is being recorded over the vesting period. The Company recorded $80,500 and $241,500 in compensation expense during the three and nine months ended September 30, 2015 related to these grants.

On April 10, 2015, the Company granted a total of 14,425 shares of restricted common stock to five employees. The shares vest three years from the date of the grant on April 10, 2018. The total compensation expense associated with this grant was $249,000, which is being recorded over the vesting period. The Company recorded $20,700 and $41,400 in compensation expense during the three and nine months ended September 30, 2015 related to these grants.

Index

In September 2015, the Company granted a total of 5,907 shares of restricted common stock to three employees. The shares vest three years from the date of the grant. The total compensation expense associated with this grant was $100,005, which is being recorded over the vesting period. The Company recorded $2,800 in compensation expense during the three months ended September 30, 2015 related to these grants.

Based on the Company’s performance in 2013, the Company granted 15,657 shares of restricted common stock to the chief executive officer on February 11, 2014 with a two year minimum vesting period. The total compensation expense associated with this grant was $278,200 and the grant will fully vest on January 1, 2016. One third of this value was expensed during each of 2013 and 2014, with the remaining one third being expensed in 2015. The Company recorded $23,200 and $69,600 in compensation expense during each of the three and nine months ended September 30, 2015 and 2014.

Under the terms of the predecessor plans and the First Bancorp 2014 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting under certain conditions if there is a change in control (as defined in the plans).

At September 30, 2015, there were 128,464 options outstanding under the Company’s three option plans, with exercise prices ranging from $14.35 to $22.04. At September 30, 2015, there were 916,141 shares remaining available for grant under the First Bancorp 2014 Equity Plan.

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

The Company recorded total stock-based compensation expense of $150,000 and $23,000 for the three months ended September 30, 2015 and 2014, respectively, and $554,000 and $248,000 for the nine months ended September 30, 2015 and 2014, respectively. Of the $554,000 in expense that was recorded in 2015, approximately $129,000 related to the June 1, 2015 director grants, which is classified as “other operating expenses” in the Consolidated Statements of Income. The remaining $425,000 in expense relates to the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $216,000 and $97,000 of income tax benefits related to stock based compensation expense in the income statement for the nine months ended September 30, 2015 and 2014, respectively.

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

Index

The following table presents information regarding the activity for the first nine months of 2015 related to the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2015	179,102	$18.55

Granted	—	—
Exercised	(2,250)	14.35
Forfeited	—	—
Expired	(48,388)	20.07

Outstanding at September 30, 2015	128,464	$18.05	2.0	$70,000

Exercisable at September 30, 2015	128,464	$18.05	2.0	$70,000

During the nine months ended September 30, 2015, the Company received $32,000 as a result of stock option exercises. The Company did not have any stock option exercises during the nine months ended September 30, 2014. The Company recorded no tax benefits from the exercise of nonqualified stock options during the nine months ended September 30, 2015 or 2014.

The following table presents information regarding the activity the first nine months of 2015 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2015	45,219	$10.68

Granted during the period	65,618	17.28
Vested during the period	—	—
Forfeited or expired during the period	—	—

Nonvested at September 30, 2015	110,837	$14.59

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

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended September 30,
	2015			2014
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$6,868	19,781,789	$0.35	$5,362	19,705,514	$0.27

Effect of Dilutive Securities	58	731,170		58	732,225

Diluted EPS per common share	$6,926	20,512,959	$0.34	$5,420	20,437,739	$0.27

	For the Nine Months Ended September 30,
	2015			2014
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$19,671	19,760,807	$1.00	$17,250	19,697,426	$0.88

Effect of Dilutive Securities	175	731,166		175	734,410

Diluted EPS per common share	$19,846	20,491,973	$0.97	$17,425	20,431,836	$0.85

For both the three and nine months ended September 30, 2015, there were 52,500 options that were antidilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities. For both the three and nine months ended September 30, 2014, there were 93,000 options that were anti-dilutive. Also, for both the three and nine months ended September 30, 2014, the Company excluded 75,000 options that had an exercise price below the average market price for the period, but had performance vesting requirements that the Company concluded were not probable to vest.

Note 6 – Securities

The book values and approximate fair values of investment securities at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015				December 31, 2014
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$27,789	27,850	69	(8)	27,546	27,521	33	(58)
Mortgage-backed securities	126,508	125,836	520	(1,192)	130,073	129,510	751	(1,314)
Corporate bonds	25,223	24,948	4	(279)	1,000	865	—	(135)
Equity securities	88	131	54	(11)	89	122	46	(13)
Total available for sale	$179,608	178,765	647	(1,490)	158,708	158,018	830	(1,520)

Securities held to maturity:
Mortgage-backed securities	$107,787	107,360	—	(427)	124,924	124,861	45	(108)
State and local governments	52,261	55,498	3,258	(21)	53,763	57,550	3,787	—
Total held to maturity	$160,048	162,858	3,258	(448)	178,687	182,411	3,832	(108)

Index

Included in mortgage-backed securities at September 30, 2015 were collateralized mortgage obligations with an amortized cost of $56,000 and a fair value of $57,000. Included in mortgage-backed securities at December 31, 2014 were collateralized mortgage obligations with an amortized cost of $108,000 and a fair value of $111,000. All of the Company’s mortgage-backed securities, including the collateralized mortgage obligations, were issued by government-sponsored corporations.

The following table presents information regarding securities with unrealized losses at September 30, 2015:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	2,991	8	2,991	8
Mortgage-backed securities	141,334	685	31,578	934	172,912	1,619
Corporate bonds	21,991	219	940	60	22,931	279
Equity securities	—	—	22	11	22	11
State and local governments	829	21	—	—	829	21
Total temporarily impaired securities	$164,154	925	35,531	1,013	199,685	1,938

The following table presents information regarding securities with unrealized losses at December 31, 2014:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$5,489	11	2,953	47	8,442	58
Mortgage-backed securities	69,985	318	33,557	1,104	103,542	1,422
Corporate bonds	—	—	865	135	865	135
Equity securities	—	—	17	13	17	13
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$75,474	329	37,392	1,299	112,866	1,628

In the above tables, all of the non-equity securities that were in an unrealized loss position at September 30, 2015 and December 31, 2014 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The Company has also concluded that each of the equity securities in an unrealized loss position at September 30, 2015 and December 31, 2014 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

Index

The book values and approximate fair values of investment securities at September 30, 2015, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	772	780
Due after one year but within five years	27,789	27,850	12,734	13,446
Due after five years but within ten years	20,223	20,088	37,320	39,847
Due after ten years	5,000	4,860	1,435	1,425
Mortgage-backed securities	126,508	125,836	107,787	107,360
Total debt securities	179,520	178,634	160,048	162,858

Equity securities	88	131	—	—
Total securities	$179,608	178,765	160,048	162,858

At September 30, 2015 and December 31, 2014 investment securities with carrying values of $135,652,000 and $100,113,000, respectively, were pledged as collateral for public deposits.

The Company recorded insignificant losses on securities during the three and nine month periods ended September 30, 2015. During the nine months ended September 30, 2014, the Company sold approximately $47,473,000 in securities and recorded a net gain of $786,000 related to the sale.

The aggregate carrying amount of cost-method investments was $15,468,000 and $6,016,000 at September 30, 2015 and December 31, 2014, respectively, which is recorded within the line item “other assets” on the Company’s Consolidated Balance Sheets. These investments are comprised of both Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Richmond (“FRB”) stock. The FHLB stock had a cost and fair value of $8,421,000 at September 30, 2015 and $6,016,000 at December 31, 2014, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. Periodically the FHLB recalculates the Company’s required level of holdings, and the Company either buys more stock or the FHLB redeems a portion of the stock at cost. The FRB stock had a cost and fair value of $7,047,000 at September 30, 2015. The Company was required to purchase this stock when it became a member of the Federal Reserve System in the second quarter of 2015. The Company determined that neither stock was impaired at either period end.

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

On July 1, 2014, one of the Company’s loss share agreements with the FDIC expired. The agreement that expired related to the non-single family assets of Cooperative Bank, a failed bank acquisition in 2009. Accordingly, the remaining balances associated with these loans and foreclosed real estate were transferred from the covered portfolio to the non-covered portfolio on July 1, 2014. The Company will bear all future losses on this portfolio of loans and foreclosed real estate. Immediately prior to the transfer to non-covered status, the loans in this portfolio had a carrying value of $39.7 million and the foreclosed real estate in this portfolio had a carrying value of $3.0 million. Of the $39.7 million in loans that lost loss share protection, approximately $9.7 million were on nonaccrual status and $2.1 million were classified as accruing troubled debt restructurings as of July 1, 2014. Additionally, approximately $1.7 million in allowance for loan losses associated with this portfolio of loans was transferred to the allowance for loan losses for non-covered loans on July 1, 2014.

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2015		December 31, 2014		September 30, 2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$199,630	8%	$160,878	7%	$165,215	7%
Real estate – construction, land development & other land loans	294,426	12%	288,148	12%	298,091	13%
Real estate – mortgage – residential (1-4 family) first mortgages	770,691	31%	789,871	33%	806,954	33%
Real estate – mortgage – home equity loans / lines of credit	224,639	9%	223,500	9%	224,553	9%
Real estate – mortgage – commercial and other	944,432	38%	882,127	37%	879,122	36%
Installment loans to individuals	47,120	2%	50,704	2%	51,425	2%
Subtotal	2,480,938	100%	2,395,228	100%	2,425,360	100%
Unamortized net deferred loan costs	765		946		730
Total loans	$2,481,703		$2,396,174		$2,426,090

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	September 30, 2015		December 31, 2014		September 30, 2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$198,624	9%	$159,195	7%	$162,994	7%
Real estate – construction, land development & other land loans	290,465	12%	282,604	13%	292,401	13%
Real estate – mortgage – residential (1-4 family) first mortgages	692,431	29%	700,101	31%	714,879	31%
Real estate – mortgage – home equity loans / lines of credit	213,435	9%	210,697	9%	211,477	9%
Real estate – mortgage – commercial and other	932,254	39%	864,333	38%	858,935	38%
Installment loans to individuals	47,120	2%	50,704	2%	51,425	2%
Subtotal	2,374,329	100%	2,267,634	100%	2,292,111	100%
Unamortized net deferred loan costs	765		946		730
Total non-covered loans	$2,375,094		$2,268,580		$2,292,841

The carrying amount of the covered loans at September 30, 2015 consisted of impaired and nonimpaired purchased loans (as determined on the date of acquisition), as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$59	116	947	975	1,006	1,091
Real estate – construction, land development & other land loans	297	522	3,664	3,912	3,961	4,434
Real estate – mortgage – residential (1-4 family) first mortgages	109	636	78,151	91,570	78,260	92,206
Real estate – mortgage – home equity loans / lines of credit	8	15	11,196	12,912	11,204	12,927
Real estate – mortgage – commercial and other	1,047	3,154	11,131	11,871	12,178	15,025
Total	$1,520	4,443	105,089	121,240	106,609	125,683

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

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2013	$207,167
Principal repayments	(50,183)
Transfers to foreclosed real estate	(5,061)
Transfers to non-covered loans due to expiration of loss-share agreement	(38,987)
Net loan (charge-offs) / recoveries	(3,301)
Accretion of loan discount	16,009
Carrying amount of nonimpaired covered loans at December 31, 2014	125,644
Principal repayments	(25,051)
Transfers to foreclosed real estate	(1,129)
Net loan (charge-offs) / recoveries	1,728
Accretion of loan discount	3,897
Carrying amount of nonimpaired covered loans at September 30, 2015	$105,089

As reflected in the table above, the Company accreted $3,897,000 of the loan discount on purchased nonimpaired loans into interest income during the first nine months of 2015. As of September 30, 2015, there was remaining loan discount of $14,151,000 related to purchased accruing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the covered lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to approximately 80% of the loan discount accretion, which reduces noninterest income. At September 30, 2015, the Company also had $2,043,000 of loan discount related to purchased nonaccruing loans. It is not expected that a significant amount of this discount will be accreted, as it represents estimated losses on these loans.

Index

The following table presents information regarding all purchased impaired loans since December 31, 2013, the majority of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2013	$6,263	3,121	3,142
Change due to payments received	(599)	227	(826)
Change due to loan charge-off	(2)	29	(31)
Other	197	(115)	312
Balance at December 31, 2014	$5,859	3,262	2,597
Change due to payments received	(330)	55	(385)
Transfer to foreclosed real estate	(431)	(336)	(95)
Other	(3)	(3)	—
Balance at September 30, 2015	$5,095	2,978	2,117

Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During the first nine months of 2015 and 2014, the Company received $56,000 and $179,000, respectively, in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in the loan discount accretion amount discussed previously.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	September 30, 2015	December 31, 2014	September 30, 2014

Non-covered nonperforming assets
Nonaccrual loans	$42,347	$50,066	$53,620
Restructured loans - accruing	29,250	35,493	31,501
Accruing loans > 90 days past due	—	—	—
Total non-covered nonperforming loans	71,597	85,559	85,121
Foreclosed real estate	9,304	9,771	11,705
Total non-covered nonperforming assets	$80,901	$95,330	$96,826

Covered nonperforming assets
Nonaccrual loans (1)	$5,373	$10,508	$10,478
Restructured loans - accruing	3,825	5,823	6,273
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	9,198	16,331	16,751
Foreclosed real estate	1,569	2,350	3,237
Total covered nonperforming assets	$10,767	$18,681	$19,988

Total nonperforming assets	$91,668	$114,011	$116,814

(1) At September 30, 2015, December 31, 2014, and September 30, 2014, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $10.1 million, $16.0 million, and $16.3 million, respectively.

At September 30, 2015, the Company had $3.0 million in residential mortgage loans in process of foreclosure.

The remaining tables in this note present information derived from the Company’s allowance for loan loss model. Relevant accounting guidance requires certain disclosures to be disaggregated based on how the Company develops its allowance for loan losses and manages its credit exposure. This model combines loan types in a different manner than the tables previously presented.

Index

The following table presents the Company’s nonaccrual loans as of September 30, 2015.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$470	22	492
Commercial – secured	2,253	—	2,253
Secured by inventory and accounts receivable	84	23	107

Real estate – construction, land development & other land loans	5,374	60	5,434

Real estate – residential, farmland and multi-family	21,936	3,270	25,206

Real estate – home equity lines of credit	2,110	362	2,472

Real estate – commercial	9,762	1,636	11,398

Consumer	358	—	358
Total	$42,347	5,373	47,720

The following table presents the Company’s nonaccrual loans as of December 31, 2014.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$187	1	188
Commercial – secured	2,927	—	2,927
Secured by inventory and accounts receivable	454	103	557

Real estate – construction, land development & other land loans	7,891	1,140	9,031

Real estate – residential, farmland and multi-family	24,459	7,785	32,244

Real estate – home equity lines of credit	2,573	278	2,851

Real estate – commercial	11,070	1,201	12,271

Consumer	505	—	505
Total	$50,066	10,508	60,574

The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2015.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$734	—	470	49,325	50,529
Commercial - secured	772	73	2,253	114,989	118,087
Secured by inventory and accounts receivable	366	—	84	33,177	33,627

Real estate – construction, land development & other land loans	938	90	5,374	269,002	275,404

Real estate – residential, farmland, and multi-family	5,404	1,948	21,936	822,084	851,372

Real estate – home equity lines of credit	996	332	2,110	199,180	202,618

Real estate - commercial	4,013	234	9,762	785,182	799,191

Consumer	379	239	358	42,525	43,501
Total non-covered	$13,602	2,916	42,347	2,315,464	2,374,329
Unamortized net deferred loan costs					765
Total non-covered loans					$2,375,094

Covered loans	$340	751	5,373	100,145	106,609

Total loans	$13,942	3,667	47,720	2,415,609	2,481,703

Index

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at September 30, 2015.

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2014.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$191	35	187	36,871	37,284
Commercial - secured	1,003	373	2,927	102,671	106,974
Secured by inventory and accounts receivable	30	225	454	21,761	22,470

Real estate – construction, land development & other land loans	1,950	139	7,891	247,535	257,515

Real estate – residential, farmland, and multi-family	11,272	3,218	24,459	807,884	846,833

Real estate – home equity lines of credit	1,585	352	2,573	194,067	198,577

Real estate - commercial	3,738	996	11,070	738,981	754,785

Consumer	695	131	505	41,865	43,196
Total non-covered	$20,464	5,469	50,066	2,191,635	2,267,634
Unamortized net deferred loan costs					946
Total non-covered loans					$2,268,580

Covered loans	$4,385	964	10,508	111,737	127,594

Total loans	$24,849	6,433	60,574	2,303,372	2,396,174

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2014.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and nine months ended September 30, 2015.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended September 30, 2015

Beginning balance	$5,564	5,016	9,641	3,167	4,723	948	1,096	30,155
Charge-offs	(523)	(574)	(1,949)	(31)	(198)	(369)	—	(3,644)
Recoveries	387	625	98	43	140	84	—	1,377
Provisions	(185)	(1,105)	1,341	(565)	249	216	316	267
Ending balance	$5,243	3,962	9,131	2,614	4,914	879	1,412	28,155

As of and for the nine months ended September 30, 2015

Beginning balance	$8,391	6,470	9,720	3,731	9,045	841	147	38,345
Charge-offs	(3,550)	(2,532)	(4,362)	(594)	(2,147)	(1,222)	—	(14,407)
Recoveries	735	942	270	88	535	275	—	2,845
Provisions	(333)	(918)	3,503	(611)	(2,519)	985	1,265	1,372
Ending balance	$5,243	3,962	9,131	2,614	4,914	879	1,412	28,155

Ending balances as of September 30, 2015: Allowance for loan losses

Individually evaluated for impairment	$135	250	1,575	—	449	—	—	2,409

Collectively evaluated for impairment	$5,108	3,712	7,556	2,614	4,465	879	1,412	25,746

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of September 30, 2015:

Ending balance – total	$202,243	275,404	851,372	202,618	799,191	43,501	—	2,374,329
Unamortized net deferred loan costs								765
Total non-covered loans								$2,375,094

Ending balances as of September 30, 2015: Loans

Individually evaluated for impairment	$986	4,685	23,599	—	16,655	—	—	45,925

Collectively evaluated for impairment	$201,257	270,719	827,773	202,618	781,939	43,501	—	2,327,807

Loans acquired with deteriorated credit quality	$—	—	—	—	597	—	—	597

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2014.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2014

Beginning balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263
Charge-offs	(4,039)	(2,148)	(4,417)	(912)	(3,048)	(1,724)	—	(16,288)
Recoveries	140	398	331	45	181	451	—	1,546
Transfer from covered category	36	813	51	—	833	4	—	1,737
Provisions	4,822	(5,559)	(1,387)	2,760	5,555	597	299	7,087
Ending balance	$8,391	6,470	9,720	3,731	9,045	841	147	38,345

Ending balances as of December 31, 2014: Allowance for loan losses

Individually evaluated for impairment	$211	415	1,686	—	165	—	—	2,477

Collectively evaluated for impairment	$8,180	6,055	8,034	3,731	8,880	841	147	35,868

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2014:

Ending balance – total	$166,728	257,515	846,833	198,577	754,785	43,196	—	2,267,634
Unamortized net deferred loan costs								946
Total non-covered loans								$2,268,580

Ending balances as of December 31, 2014: Loans

Individually evaluated for impairment	$784	7,991	20,263	476	20,263	7	—	53,531

Collectively evaluated for impairment	$165,944	249,524	733,875	198,101	733,875	43,189	—	2,213,456

Loans acquired with deteriorated credit quality	$—	—	—	—	647	—	—	647

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and nine months ended September 30, 2014.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended September 30, 2014

Beginning balance	$8,948	7,414	11,132	3,755	9,212	906	599	41,966
Charge-offs	(840)	(470)	(874)	(116)	(987)	(463)	—	(3,750)
Recoveries	32	40	111	7	14	128	—	332
Transfer from covered category	36	813	51	—	833	4	—	1,737
Provisions	1,185	(574)	(194)	49	971	343	(501)	1,279
Ending balance	$9,361	7,223	10,226	3,695	10,043	918	98	41,564

As of and for the nine months ended September 30, 2014

Beginning balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263
Charge-offs	(3,506)	(1,704)	(2,505)	(619)	(1,876)	(1,262)	—	(11,472)
Recoveries	81	349	290	18	135	361	—	1,234
Transfer from covered category	36	813	51	—	833	4	—	1,737
Provisions	5,318	(5,201)	(2,752)	2,458	5,427	302	250	5,802
Ending balance	$9,361	7,223	10,226	3,695	10,043	918	98	41,564

Ending balances as of September 30, 2014: Allowance for loan losses

Individually evaluated for impairment	$381	513	1,771	—	229	20	—	2,914

Collectively evaluated for impairment	$8,980	6,710	8,455	3,695	9,814	898	98	38,650

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of September 30, 2014:

Ending balance – total	$170,648	266,419	860,218	198,977	752,108	43,741	—	2,292,111
Unamortized net deferred loan costs								730
Total non-covered loans								$2,292,841

Ending balances as of September 30, 2014: Loans

Individually evaluated for impairment	$972	8,613	24,233	481	20,128	34	—	54,461

Collectively evaluated for impairment	$169,676	257,806	835,985	198,496	731,316	43,707	—	2,236,986

Loans acquired with deteriorated credit quality	$—	—	—	—	664	—	—	664

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and nine months ended September 30, 2015.

($ in thousands)	Covered Loans

As of and for the three months ended September 30, 2015
Beginning balance	$1,935
Charge-offs	(84)
Recoveries	1,730
Provisions	(1,681)
Ending balance	$1,900

As of and for the nine months ended September 30, 2015
Beginning balance	$2,281
Charge-offs	(1,200)
Recoveries	2,928
Provisions	(2,109)
Ending balance	$1,900

Ending balances as of September 30, 2015: Allowance for loan losses

Individually evaluated for impairment	$466
Collectively evaluated for impairment	1,391
Loans acquired with deteriorated credit quality	43

Loans receivable as of September 30, 2015:

Ending balance – total	$106,609

Ending balances as of September 30, 2015: Loans

Individually evaluated for impairment	$5,197
Collectively evaluated for impairment	99,892
Loans acquired with deteriorated credit quality	1,520

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2014.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2014
Beginning balance	$4,242
Charge-offs	(6,948)
Recoveries	3,616
Transferred to non-covered	(1,737)
Provisions	3,108
Ending balance	$2,281

Ending balances as of December 31, 2014: Allowance for loan losses

Individually evaluated for impairment	$1,161
Collectively evaluated for impairment	1,046
Loans acquired with deteriorated credit quality	74

Loans receivable as of December 31, 2014:

Ending balance – total	$127,594

Ending balances as of December 31, 2014: Loans

Individually evaluated for impairment	$11,484
Collectively evaluated for impairment	114,160
Loans acquired with deteriorated credit quality	1,950

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and nine months ended September 30, 2014.

($ in thousands)	Covered Loans

As of and for the three months ended September 30, 2014
Beginning balance	$3,830
Charge-offs	(195)
Recoveries	463
Transferred to non-covered	(1,737)
Provisions	206
Ending balance	$2,567

As of and for the nine months ended September 30, 2014
Beginning balance	$4,242
Charge-offs	(5,865)
Recoveries	3,010
Transferred to non-covered	(1,737)
Provisions	2,917
Ending balance	$2,567

Ending balances as of September 30, 2014: Allowance for loan losses

Individually evaluated for impairment	$1,537
Collectively evaluated for impairment	1,003
Loans acquired with deteriorated credit quality	27

Loans receivable as of September 30, 2014:

Ending balance – total	$133,249

Ending balances as of September 30, 2014: Loans

Individually evaluated for impairment	$11,258
Collectively evaluated for impairment	119,953
Loans acquired with deteriorated credit quality	2,038

Index

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2015.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$271	311	—	102
Commercial - secured	92	95	—	56
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	3,729	7,090	—	4,716

Real estate – residential, farmland, and multi-family	9,466	10,839	—	9,548

Real estate – home equity lines of credit	—	—	—	119

Real estate – commercial	12,531	14,149	—	15,731

Consumer	—	—	—	2
Total non-covered impaired loans with no allowance	$26,089	32,484	—	30,274

Total covered impaired loans with no allowance	$3,742	7,380	—	5,701

Total impaired loans with no allowance recorded	$29,831	39,864	—	35,975

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$148	155	43	139
Commercial - secured	475	496	92	538
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	956	1,002	250	1,363

Real estate – residential, farmland, and multi-family	14,133	14,526	1,575	14,194

Real estate – home equity lines of credit	—	—	—	—

Real estate – commercial	4,721	4,793	449	3,608

Consumer	—	—	—	—
Total non-covered impaired loans with allowance	$20,433	20,972	2,409	19,842

Total covered impaired loans with allowance	$2,975	3,268	509	3,874

Total impaired loans with an allowance recorded	$23,408	24,240	2,918	23,716

Interest income recorded on non-covered and covered impaired loans during the nine months September 30, 2015 was insignificant.

Index

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$33	35	—	20
Commercial - secured	5	6	—	95
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	6,877	7,944	—	6,430

Real estate – residential, farmland, and multi-family	9,165	10,225	—	7,776

Real estate – home equity lines of credit	476	498	—	388

Real estate – commercial	17,409	20,786	—	11,911

Consumer	7	10	—	7
Total non-covered impaired loans with no allowance	$33,972	39,504	—	26,627

Total covered impaired loans with no allowance	$8,097	12,081	—	16,986

Total impaired loans with no allowance recorded	$42,069	51,585	—	43,613

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$140	143	47	142
Commercial - secured	606	612	164	550
Secured by inventory and accounts receivable	—	—	—	15

Real estate – construction, land development & other land loans	1,114	3,243	415	1,487

Real estate – residential, farmland, and multi-family	14,845	15,257	1,686	14,418

Real estate – home equity lines of credit	—	—	—	4

Real estate – commercial	3,501	3,530	165	6,420

Consumer	—	—	—	8
Total non-covered impaired loans with allowance	$20,206	22,785	2,477	23,044

Total covered impaired loans with allowance	$5,220	5,719	1,229	8,513

Total impaired loans with an allowance recorded	$25,426	28,504	3,706	31,557

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength, including non-cash secured or unsecured loans that have no minor or major exceptions to the lending guidelines.
3	Loans with documented satisfactory overall financial strength, including non-cash secured or unsecured loans that have no major exceptions to the lending guidelines. If unsecured, loans would include support of a strong guarantor or co-maker.
4	Loans to borrowers with acceptable financial condition, including non-cash secured or unsecured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated. Primary or secondary source of repayment is sufficient and if secured, loan would include the support of a satisfactory guarantor or co-maker.
Watch or Standard:
9	Existing loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated. Potential for loss is possible.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected. Loss is not only possible, but probable.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable. Loss appears imminent, but the exact amount and timing is uncertain.
8	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of September 30, 2015.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Pass – Acceptable/ Average (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$28,490	19,737	—	1,161	671	470	50,529
Commercial - secured	54,927	55,401	32	3,224	2,250	2,253	118,087
Secured by inventory and accounts receivable	13,154	19,525	—	273	591	84	33,627

Real estate – construction, land development & other land loans	96,745	151,784	679	12,355	8,467	5,374	275,404

Real estate – residential, farmland, and multi-family	213,179	535,203	4,420	44,175	32,459	21,936	851,372

Real estate – home equity lines of credit	129,421	60,464	1,412	5,067	4,144	2,110	202,618

Real estate - commercial	281,428	461,060	8,102	26,880	11,959	9,762	799,191

Consumer	29,371	12,841	52	400	479	358	43,501
Total	$846,715	1,316,015	14,697	93,535	61,020	42,347	2,374,329
Unamortized net deferred loan costs							765
Total non-covered loans							$2,375,094

Total covered loans	$12,332	61,065	253	8,505	19,081	5,373	106,609

Total loans	$859,047	1,377,080	14,950	102,040	80,101	47,720	2,481,703

At September 30, 2015, there was an insignificant amount of loans that were graded “8” with an accruing status.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2014.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Pass – Acceptable/ Average (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$17,856	15,649	5	1,356	2,231	187	37,284
Commercial - secured	32,812	62,361	62	4,481	4,331	2,927	106,974
Secured by inventory and accounts receivable	10,815	9,928	—	767	506	454	22,470

Real estate – construction, land development & other land loans	87,806	135,072	771	13,066	12,909	7,891	257,515

Real estate – residential, farmland, and multi-family	221,581	520,790	4,536	40,993	34,474	24,459	846,833

Real estate – home equity lines of credit	122,528	62,642	1,135	5,166	4,533	2,573	198,577

Real estate - commercial	223,197	465,395	9,057	30,318	15,748	11,070	754,785

Consumer	25,520	15,614	54	855	648	505	43,196
Total	$742,115	1,287,451	15,620	97,002	75,380	50,066	2,267,634
Unamortized net deferred loan costs							946
Total non-covered loans							$2,268,580

Total covered loans	$14,349	70,989	632	10,503	20,613	10,508	127,594

Total loans	$756,464	1,358,440	16,252	107,505	95,993	60,574	2,396,174

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

The vast majority of the Company’s troubled debt restructurings modified during the periods ended September 30, 2015 and 2014 related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended September 30, 2015 and 2014.

($ in thousands)	For the three months ended September 30, 2015			For the three months ended September 30, 2014
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural:
Commercial – unsecured	—	$—	$—	—	$—	$—
Commercial – secured	—	—	—	—	—	—
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans	1	235	235	—	—	—
Real estate – residential, farmland, and multi-family	1	21	21	1	36	36
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	1	390	390	—	—	—
Consumer	—	—	—	—	—	—

Non-covered TDRs – Nonaccrual
Commercial, financial, and agricultural:
Commercial – unsecured	—	—	—	—	—	—
Commercial – secured	—	—	—	1	15	15
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans	2	495	495	—	—	—
Real estate – residential, farmland, and multi-family	1	95	95	3	275	275
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total non-covered TDRs arising during period	6	1,236	1,236	5	326	326

Total covered TDRs arising during period– Accruing	—	$—	$—	1	$680	$667
Total covered TDRs arising during period – Nonaccrual	—	—	—	2	150	145

Total TDRs arising during period	6	$1,236	$1,236	8	$1,156	$1,138

Index

The following table presents information related to loans modified in a troubled debt restructuring during the nine months ended September 30, 2015 and 2014.

($ in thousands)	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural:
Commercial – unsecured	1	$8	$8	—	$—	$—
Commercial – secured	—	—	—	—	—	—
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans	1	235	235	—	—	—
Real estate – residential, farmland, and multi-family	3	286	286	8	784	784
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	2	441	441	—	—	—
Consumer	—	—	—	—	—	—

Non-covered TDRs – Nonaccrual
Commercial, financial, and agricultural:
Commercial – unsecured	—	—	—	—	—	—
Commercial – secured	—	—	—	1	15	15
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans	2	495	495	—	—	—
Real estate – residential, farmland, and multi-family	5	400	400	7	713	713
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total non-covered TDRs arising during period	14	1,865	1,865	16	1,512	1,512

Total covered TDRs arising during period– Accruing	2	$139	$139	3	$928	$912
Total covered TDRs arising during period – Nonaccrual	—	—	—	7	860	827
Total TDRs arising during period	16	$2,004	$2,004	26	$3,300	$3,251

Index

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended September 30, 2015 and 2014 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended September 30, 2015		For the three months ended September 30, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Non-covered accruing TDRs that subsequently defaulted
Commercial, financial, and agricultural:
Commercial – unsecured	—	$—	—	$—
Real estate – construction, land development & other land loans	—	—	—	—
Real estate – residential, farmland, and multi-family	1	152	—	—
Real estate – commercial	—	—	—	—
Total non-covered TDRs that subsequently defaulted	1	$152	—	$—

Total accruing covered TDRs that subsequently defaulted	—	$—	—	$—
Total accruing TDRs that subsequently defaulted	1	$152	—	$—

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the nine months ended September 30, 2015 and 2014 are presented in the table below.

($ in thousands)	For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Non-covered accruing TDRs that subsequently defaulted
Commercial, financial, and agricultural:
Commercial – unsecured	1	$7	—	$—
Real estate – construction, land development & other land loans	—	—	1	5
Real estate – residential, farmland, and multi-family	2	186	—	—
Real estate – commercial	—	—	1	71
Total non-covered TDRs that subsequently defaulted	3	$193	2	$76

Total accruing covered TDRs that subsequently defaulted	—	$—	—	$—
Total accruing TDRs that subsequently defaulted	3	$193	2	$76

Index

Note 8 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $765,000, $946,000, and $730,000 at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

Note 9 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 40 of the Company’s 2014 Annual Report on Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Receivable (payable) related to loss claims incurred (recoveries), not yet reimbursed, net	$(2,427)	6,899	5,957
Receivable related to estimated future claims on loans	9,522	14,933	17,932
Receivable related to estimated future claims on foreclosed real estate	554	737	1,439
FDIC indemnification asset	$7,649	22,569	25,328

Included in the receivable related to loss claims incurred, not yet reimbursed, at December 31, 2014, was $1.2 million related to two claims involving the same borrower. The FDIC initially denied both claims because the FDIC disagreed with the collection strategy that the Company undertook. During the second quarter of 2015, the Company and the FDIC reached an agreement to resolve this matter, as follows. One of the two claims amounting to $324,000 was accepted by the FDIC and the related loan remains subject to the loss share agreement, which provides that any future recoveries realized prior to June 30, 2017 are to be split on an 80%/20% basis with the FDIC (the FDIC receives 80%). For the other claim amounting to $886,000, the FDIC paid the Company $480,000 and the related loan was removed from the provisions of the loss share agreement. This will result in the Company retaining 100% of any future recoveries. As a result of this negotiated agreement, during the second quarter of 2015, the Company wrote off the $406,000 portion of the claim not being reimbursed by the FDIC, which is reflected in the “Other gains (losses)” line item in the Consolidated Statements of Income.

The following presents a rollforward of the FDIC indemnification asset since December 31, 2014.

($ in thousands)
Balance at December 31, 2014	$22,569
Decrease related to favorable changes in loss estimates	(2,526)
Increase related to reimbursable expenses	1,031
Cash received	(8,758)
Decrease related to accretion of loan discount	(4,558)
Decrease related to settlement of disputed claims	(406)
Other	297
Balance at September 30, 2015	$7,649

Index

Note 10 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2015, December 31, 2014, and September 30, 2014 and the carrying amount of unamortized intangible assets as of those same dates.

	September 30, 2015		December 31, 2014		September 30, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	539	678	505	678	495
Core deposit premiums	8,560	7,183	8,560	6,675	8,560	6,491
Total	$9,238	7,722	9,238	7,180	9,238	6,986

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $181,000 and $194,000 for the three months ended September 30, 2015 and 2014, respectively. Amortization expense totaled $541,000 and $582,000 for the nine months ended September 30, 2015 and 2014, respectively.

The following table presents the estimated amortization expense for the last quarter of calendar year 2015 and for each of the four calendar years ending December 31, 2019 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
October 1 to December 31, 2015	$180
2016	654
2017	404
2018	129
2019	122
Thereafter	27
Total	$1,516

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

The Company recorded pension income totaling $300,000 and $264,000 for the three months ended September 30, 2015 and 2014, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Three Months Ended September 30,
	2015	2014	2015	2014	2015 Total	2014 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	—	36	69	36	69
Interest cost	341	365	52	53	393	418
Expected return on plan assets	(713)	(695)	—	—	(713)	(695)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	—	—	(16)	(56)	(16)	(56)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost (income)	$(372)	(330)	72	66	(300)	(264)

Index

The Company recorded pension income totaling $855,000 and $791,000 for the nine months ended September 30, 2015 and 2014, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Nine Months Ended September 30,
	2015	2014	2015	2014	2015 Total	2014 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	—	164	204	164	204
Interest cost	1,023	1,096	154	159	1,177	1,255
Expected return on plan assets	(2,133)	(2,084)	—	—	(2,133)	(2,084)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	—	—	(63)	(166)	(63)	(166)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost (income)	$(1,110)	(988)	255	197	(855)	(791)

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

Note 12 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income for the Company are as follows:

($ in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Unrealized gain (loss) on securities available for sale	$(843)	(691)	(1,803)
Deferred tax asset (liability)	329	270	704
Net unrealized gain (loss) on securities available for sale	(514)	(421)	(1,099)

Additional pension asset (liability)	(320)	(257)	4,969
Deferred tax asset (liability)	124	100	(1,938)
Net additional pension asset (liability)	(196)	(157)	3,031

Total accumulated other comprehensive income (loss)	$(710)	(578)	1,932

The following table discloses the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2015	$(421)	(157)	(578)
Other comprehensive income (loss) before reclassifications	(94)	—	(94)
Amounts reclassified from accumulated other comprehensive income	1	(39)	(38)
Net current-period other comprehensive income (loss)	(93)	(39)	(132)

Ending balance at September 30, 2015	$(514)	(196)	(710)

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2015.

($ in thousands)
Description of Financial Instruments	Fair Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$27,850	—	27,850	—
Mortgage-backed securities	125,836	—	125,836	—
Corporate bonds	24,948	—	24,948	—
Equity securities	131	—	131	—
Total available for sale securities	$178,765	—	178,765	—

Nonrecurring
Impaired loans – covered	$2,466	—	—	2,466
Impaired loans – non-covered	18,415	—	—	18,415
Foreclosed real estate – covered	1,569	—	—	1,569
Foreclosed real estate – non-covered	9,304	—	—	9,304

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2014.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$27,521	—	27,521	—
Mortgage-backed securities	129,510	—	129,510	—
Corporate bonds	865	—	865	—
Equity securities	122	—	122	—
Total available for sale securities	$158,018	—	158,018	—

Nonrecurring
Impaired loans – covered	$3,991	—	—	3,991
Impaired loans – non-covered	18,035	—	—	18,035
Foreclosed real estate – covered	2,350	—	—	2,350
Foreclosed real estate – non-covered	9,771	—	—	9,771

The following is a description of the valuation methodologies used for instruments measured at fair value.

Securities Available for Sale — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy. Most of the fair values for the Company’s Level 2 securities are determined by our third-party securities bond accounting provider using matrix pricing. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. For the Company, Level 2 securities include mortgage-backed securities, collateralized mortgage obligations, government-sponsored enterprise securities, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The Company reviews the pricing methodologies utilized by the bond accounting provider to ensure the fair value determination is consistent with the applicable accounting guidance and that the investments are properly classified in the fair value hierarchy. Further, the Company validates the fair values for a sample of securities in the portfolio by comparing the fair values provided by the bond accounting provider to prices from other independent sources for the same or similar securities. The Company analyzes unusual or significant variances and conducts additional research with the portfolio manager, if necessary, and takes appropriate action based on its findings.

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

Index

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at September 30, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$2,466	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	18,415	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate – covered	1,569	Appraised value; independent market prices	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	9,304	Appraised value; independent market prices	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-40%

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$3,991	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	18,035	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate – covered	2,350	Appraised value; independent market prices	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	9,771	Appraised value; independent market prices	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-40%

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three or nine months ended September 30, 2015 or 2014.

For the nine months ended September 30, 2015, the decrease in the fair value of securities available for sale was $153,000, which is included in other comprehensive income (loss) (net of tax benefit of $60,000). For the nine months ended September 30, 2014, the increase in the fair value of securities available for sale was $218,000, which is included in other comprehensive income (net of tax expense of $85,000). Fair value measurement methods at September 30, 2015 and 2014 are consistent with those used in prior reporting periods.

Index

The carrying amounts and estimated fair values of financial instruments at September 30, 2015 and December 31, 2014 are as follows:

		September 30, 2015		December 31, 2014
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$52,788	52,788	81,068	81,068
Due from banks, interest-bearing	Level 1	165,271	165,271	171,248	171,248
Federal funds sold	Level 1	730	730	768	768
Securities available for sale	Level 2	178,765	178,765	158,018	158,018
Securities held to maturity	Level 2	160,048	162,858	178,687	182,411
Presold mortgages in process of settlement	Level 1	3,150	3,150	6,019	6,019
Total loans, net of allowance	Level 3	2,451,648	2,442,464	2,355,548	2,328,244
Accrued interest receivable	Level 1	9,008	9,008	8,920	8,920
FDIC indemnification asset	Level 3	7,649	7,541	22,569	21,856
Bank-owned life insurance	Level 1	56,557	56,557	55,421	55,421

Deposits	Level 2	2,707,753	2,707,338	2,695,906	2,696,153
Borrowings	Level 2	176,394	168,091	116,394	105,407
Accrued interest payable	Level 2	588	588	686	686

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

Loans - For nonimpaired loans, fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, financial and agricultural, real estate construction, real estate mortgages and installment loans to individuals. Each loan category is further segmented into fixed and variable interest rate terms. The fair value for each category is determined by discounting scheduled future cash flows using current interest rates offered on loans with similar risk characteristics. Fair values for impaired loans are primarily based on estimated proceeds expected upon liquidation of the collateral or the present value of expected cash flows. Fair value for nonimpaired and impaired loans is presented net of the respective allowance for loan losses.

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

Note 14 – Shareholders’ Equity Transactions

Small Business Lending Fund

On September 1, 2011, the Company completed the sale of $63.5 million of Series B Preferred Stock to the Secretary of the Treasury under the Small Business Lending Fund (“SBLF Stock”). The fund was established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

Under the terms of the stock purchase agreement, the Treasury received 63,500 shares of non-cumulative perpetual preferred stock with a liquidation value of $1,000 per share, in exchange for $63.5 million. On June 25, 2015, the Company redeemed $32 million (32,000 shares) of the outstanding SBLF Stock. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends. As of September 30, 2015, the Company continued to have outstanding $31.5 million (31,500 shares) of SBLF Stock. See Note 15 for disclosure regarding a subsequent redemption of the remainder of the SBLF Stock.

The SBLF Stock qualified as Tier 1 capital. The dividend rate, as a percentage of the liquidation amount, fluctuated on a quarterly basis during the first 10 quarters during which the SBLF Stock was outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL”. For the first nine quarters after issuance, the dividend rate could range from one percent (1%) to five percent (5%) per annum based upon the increase in QSBL as compared to the baseline. For the tenth calendar quarter through four and one half years after issuance (the “temporary fixed rate period”), the dividend rate was fixed at between one percent (1%) and seven percent (7%) based upon the level of the issuer’s QSBL compared to the baseline. After four and one half years from the issuance, the dividend rate would increase to nine percent (9%). For quarters subsequent to the issuance in 2011, the Company was able to continually increase its level of small business lending and as a result, the dividend rate steadily decreased from 5.0% in 2011 to 1.0% in early 2013. From that point through redemption of the SBLF Stock, the Company was in the “temporary fixed rate period,” in which the dividend rate was fixed at 1%.

For the three months ended September 30, 2015 and 2014, the Company accrued approximately $79,000 and $159,000, respectively, in preferred dividend payments for the Series B Preferred Stock. For the nine months ended September 30, 2015 and 2014, the Company accrued approximately $391,000 and $476,000, respectively, in preferred dividend payments for the SBLF Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

Series C Preferred Stock

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

Index

The Series C Preferred Stock qualifies as Additional Tier 1 capital and is Convertible Perpetual Preferred Stock, with dividend rights equal to the Company’s Common Stock. Each share of Series C Preferred Stock will automatically convert into one share of Common Stock on the date the holder of Series C Preferred Stock transfers any shares of Series C Preferred Stock to a non-affiliate of the holder in certain permissible transfers. The Series C Preferred Stock is non-voting, except in limited circumstances.

The Series C Preferred Stock pays a dividend per share equal to that of the Company’s common stock. During each of the third quarters of 2015 and 2014, the Company accrued approximately $58,000 in preferred dividend payments for the Series C Preferred Stock. During each of the first nine months of 2015 and 2014, the Company accrued approximately $175,000 in preferred dividend payments for the Series C Preferred Stock.

Note 15 – Subsequent Event

On October 16, 2015, the Company redeemed the remaining $31.5 million (31,500 shares) of the outstanding SBLF Stock. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends. With this redemption, the Company has redeemed all of its SBLF Stock.

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

Our determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has two components. The first component involves the estimation of losses on individually evaluated “impaired loans”. A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is specifically evaluated for an appropriate valuation allowance if the loan balance is above a prescribed evaluation threshold (which varies based on credit quality, accruing status, troubled debt restructured status, and type of collateral) and the loan is determined to be impaired. Factors considered by management in determining impairment include payment status, borrowers’ financial data, cash flow, and various other factors. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral, less selling costs.

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

In our 2014 goodwill impairment evaluation, we engaged a consulting firm that used various valuation techniques to assist us in concluding that our goodwill was not impaired. A similar analysis will be performed in the fourth quarter of 2015.

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

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses and the corresponding FDIC indemnification asset:

($ in thousands)
At September 30, 2015	Cooperative Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Bank of Asheville Non-Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/30/2019	3/31/2021	3/31/2016

Nonaccrual covered loans
Unpaid principal balance	$3,425	802	5,846	10,073
Carrying value prior to loan discount*	3,236	642	3,538	7,416
Loan discount	397	402	1,244	2,043
Net carrying value	2,839	240	2,294	5,373
Allowance for loan losses	101	6	28	135
Indemnification asset recorded	308	247	253	808

All other covered loans
Unpaid principal balance	91,016	7,062	17,532	115,610
Carrying value prior to loan discount*	90,885	6,983	17,519	115,387
Loan discount	12,224	1,266	661	14,151
Net carrying value	78,661	5,717	16,858	101,236
Allowance for loan losses	1,327	55	383	1,765
Indemnification asset recorded	7,596	933	194	8,723

All covered loans
Unpaid principal balance	94,441	7,864	23,378	125,683
Carrying value prior to loan discount*	94,121	7,625	21,057	122,803
Loan discount	12,621	1,668	1,905	16,194
Net carrying value	81,500	5,957	19,152	106,609
Allowance for loan losses	1,428	61	411	1,900
Indemnification asset recorded	7,904	1,180	447	9,531	**

Foreclosed Properties
Net carrying value	913	—	656	1,569
Indemnification asset recorded	399	—	155	554

For the Nine Months Ended September 30, 2015
Loan discount accretion recognized	1,520	638	1,739	3,897
Indemnification asset expense associated with the loan discount accretion recognized	2,198	540	1,820	4,558

* Reflects partial charge-offs
** A present value adjustment of $9 reduces the carrying value of this asset to $9,522

Index

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

RESULTS OF OPERATIONS

Net income available to common shareholders for the third quarter of 2015 amounted to $6.9 million, or $0.34 per diluted common share, compared to the $5.4 million, or $0.27 per diluted common share, recorded in the third quarter of 2014. The higher earnings were primarily the result of a lower provision for loan losses.

For the nine months ended September 30, 2015, net income available to common shareholders amounted to $19.7 million, or $0.97 per diluted common share, compared to the $17.3 million, or $0.85 per diluted common share, for the nine months ended September 30, 2014. The higher earnings were primarily the result of a lower provision for loan losses.

Net Interest Income and Net Interest Margin

Net interest income for the third quarter of 2015 amounted to $30.4 million, a 3.1% decrease from the $31.3 million recorded in the third quarter of 2014. Net interest income for the first nine months of 2015 amounted to $89.7 million, a 10.9% decrease from the $100.7 million recorded in the comparable period of 2014.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) in the third quarter of 2015 was 4.14% compared to 4.30% for the third quarter of 2014. For the nine month period ended September 30, 2015, the Company’s net interest margin was 4.16% compared to 4.69% for the same period in 2014. The lower margins in 2015 compared to 2014 were primarily due to lower amounts of discount accretion on loans purchased in failed-bank acquisitions – see additional discussion below. Loan discount accretion amounted to $1.2 million in the third quarter of 2015 and $2.6 million in the third quarter of 2014. For the first nine months of 2015, loan discount accretion amounted to $3.9 million compared to $13.8 million for the first nine months of 2014. The lower amount of accretion is due to the continued winding down of the unaccreted discount amount that resulted from failed-bank acquisitions in 2009 and 2011.

We continue to experience lower loan yields due to the prolonged low interest rate environment, but began to invest our excess cash balances into higher yielding investment securities late in the fourth quarter of 2014, which has partially offset the lower loan yields. Investment securities totaled $339 million at September 30, 2015 compared to $207 million at September 30, 2014.

Our cost of funds has steadily declined from 0.28% in the third quarter of 2014 to 0.24% in the third quarter of 2015, which has had a positive impact on our net interest margin.

Provision for Loan Losses and Asset Quality

We recorded negative total provisions for loan losses (reduction of the allowance for loan losses) of $1.4 million in the third quarter of 2015 compared to provisions for loan losses of $1.5 million in the third quarter of 2014. For the nine months ended September 30, 2015, we recorded negative total provisions for loan losses of $0.7 million compared to provision for loan losses of $8.7 million for the same period of 2014. As discussed below, the provisions for loan losses related to both non-covered and covered loan portfolios – see explanation of the terms “non-covered” and “covered” in the section below entitled “Note Regarding Components of Earnings.”

The provision for loan losses on non-covered loans amounted to $0.3 million in the third quarter of 2015 compared to $1.3 million in the third quarter of 2014. For the first nine months of 2015, the provision for loan losses on non-covered loans amounted to $1.4 million compared to $5.8 million for the same period of 2014. The lower provisions recorded in 2015 were primarily a result of continued favorable credit quality trends and generally improving economic trends.

We recorded a negative provision for loan losses on covered loans (reduction of allowance for loan losses) of $1.7 million in the third quarter of 2015 compared to a $0.2 million provision for loan losses in the third quarter of 2014. For the nine months ended September 30, 2015, we recorded a negative provision for loan losses on covered loans of $2.1 million compared to a $2.9 million provision for loan losses in the comparable period of 2014. The negative provisions in 2015 primarily resulted from lower levels of covered nonperforming loans, declining levels of total covered loans, and net loan recoveries (recoveries, net of charge-offs) of $1.6 million and $1.7 million that were realized during the three and nine months ended September 30, 2015, respectively.

Index

Total non-covered nonperforming assets have declined in the past year, amounting to $80.9 million at September 30, 2015 (2.56% of total non-covered assets), $95.3 million at December 31, 2014 (3.09% of total non-covered assets), and $96.8 million at September 30, 2014 (3.17% of total non-covered assets). The decline in non-covered nonperforming assets is primarily due to on-going resolution of nonperforming assets and improving credit quality.

Total covered nonperforming assets have also declined in the past year, amounting to $10.8 million at September 30, 2015, $18.7 million at December 31, 2014 and $20.0 million at September 30, 2014. Over the past twelve months, the Company has resolved a significant amount of covered loans and has experienced strong property sales along the North Carolina coast, which is where most of our covered assets are located.

Noninterest Income

Total noninterest income was $3.5 million and $4.6 million for the three months ended September 30, 2015 and September 30, 2014, respectively. For the nine months ended September 30, 2015, noninterest income amounted to $13.0 million compared to $9.9 million for the nine months ended September 30, 2014.

Core noninterest income for the third quarter of 2015 was $7.3 million, a decrease of 6.2% from the $7.8 million reported for the third quarter of 2014. For the first nine months of 2015, core noninterest income amounted to $21.9 million, a 5.1% decrease from the $23.1 million recorded in the comparable period of 2014. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income. The primary reason for the decrease in core noninterest income in 2015 was lower service charges on deposit accounts, which is discussed further in the section entitled “Components of Earnings.”

Noncore components of noninterest income resulted in a net decrease to income of $3.8 million in the third quarter of 2015 compared to a net decrease to income of $3.2 million in the third quarter of 2014. For the nine months ended September 30, 2015 and 2014, the Company recorded net decreases to income of $8.8 million and $13.2 million, respectively, related to the noncore components of noninterest income. The largest variances in noncore noninterest income related to gains (losses) on covered foreclosed properties and indemnification asset income (expense) – see discussion in the section entitled “Components of Earnings.”

Noninterest Expenses

Noninterest expenses amounted to $24.6 million in the third quarter of 2015 compared to $25.9 million recorded in the third quarter of 2014. Noninterest expenses for the nine months ended September 30, 2015 amounted to $72.6 million compared to $74.3 million recorded in the first nine months of 2014. The decreases in 2015 were mainly due to decreases in miscellaneous items of other operating expense. Also, included in noninterest expenses for the three and nine months ended September 30, 2014 were $0.9 million in charges related to the closure and consolidation of nine bank branches. Salaries expense has risen slightly in 2015 as a result of the hiring of additional staff to drive growth, as well as higher incentive compensation expense related to the Company’s performance.

Balance Sheet and Capital

Total assets at September 30, 2015 amounted to $3.3 billion, a 2.4% increase from a year earlier. Total loans at September 30, 2015 amounted to $2.5 billion, a 2.3% increase from a year earlier, and total deposits amounted to $2.7 billion at September 30, 2015, a 1.1% increase from a year earlier.

Investment securities totaled $338.8 million at September 30, 2015 compared to $207.1 million at September 30, 2014. Over the past 12 months, we have used a portion of our excess cash balances to purchase investment securities.

Non-covered loans amounted to $2.4 billion at September 30, 2015, an increase of $82.3 million from September 30, 2014. Non-covered loans increased $76.1 million, or 13.1% on an annualized basis, during the third quarter of 2015 as a result of ongoing internal initiatives to drive loan growth. Loans covered by FDIC loss share agreements amounted to $106.6 million at September 30, 2015 compared to $133.2 million at September 30, 2014 and are expected to continue to decline as those loans continue to pay down.

Index

The increase in total deposits at September 30, 2015 compared to September 30, 2014 was primarily due increases in checking, money market and savings accounts, which were partially offset by decreases in retail time deposits (“other time deposits > $100,000” and “other time deposits” in the accompanying tables) and brokered deposits. Time deposits are generally one of our most expensive funding sources, and thus the shift from this category has benefited our overall cost of funds.

On June 25, 2015, the Company redeemed $32 million (32,000 shares) of the outstanding Non-Cumulative Perpetual Preferred Stock, Series B (“SBLF Stock”) that had been issued to the United States Secretary of the Treasury in September 2011 related to the Company’s participation in the Small Business Lending Fund. On October 16, 2015, the remaining $31.5 million of SBLF Stock was redeemed, which ended the Company’s participation in the Small Business Lending Fund.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at September 30, 2015 of 15.99% compared to the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 8.27% at September 30, 2015, an increase of 41 basis points from a year earlier.

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

Index

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended September 30, 2015 amounted to $30.4 million, a decrease of $1.0 million, or 3.1%, from the $31.3 million recorded in the third quarter of 2014. Net interest income on a tax-equivalent basis for the three month period ended September 30, 2015 amounted to $30.8 million, a decrease of $0.9 million, or 2.9%, from the $31.7 million recorded in the third quarter of 2014. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended September 30,
($ in thousands)	2015	2014
Net interest income, as reported	$30,386	31,343
Tax-equivalent adjustment	419	378
Net interest income, tax-equivalent	$30,805	31,721

Net interest income for the nine month period ended September 30, 2015 amounted to $89.7 million, a decrease of $11.0 million, or 10.9%, from the $100.7 million recorded in the first nine months of 2014. Net interest income on a tax-equivalent basis for the nine month period ended September 30, 2015 amounted to $90.9 million, a decrease of $10.9 million, or 10.7%, from the $101.8 million recorded in the comparable period of 2014.

	Nine Months Ended September 30,
($ in thousands)	2015	2014
Net interest income, as reported	$89,694	100,686
Tax-equivalent adjustment	1,211	1,126
Net interest income, tax-equivalent	$90,905	101,812

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three and nine months ended September 30, 2015, the lower net interest income compared to the same periods of 2014 was primarily due to a lower net interest margin (see discussion below).

Index

The following tables present net interest income analysis on a tax-equivalent basis for the periods indicated.

	For the Three Months Ended September 30,
	2015			2014
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,453,580	4.83%	$29,863	$2,428,475	5.23%	$32,019
Taxable securities	314,816	2.10%	1,670	128,415	2.00%	646
Non-taxable securities (2)	52,299	6.63%	874	53,859	6.25%	848
Short-term investments, principally federal funds	130,943	0.43%	142	313,956	0.30%	239
Total interest-earning assets	2,951,638	4.38%	32,549	2,924,705	4.58%	33,752

Cash and due from banks	60,261			84,643
Premises and equipment	75,127			76,305
Other assets	157,489			141,307
Total assets	$3,244,515			$3,226,960

Liabilities
Interest bearing checking	$568,901	0.06%	$81	$532,813	0.06%	$81
Money market deposits	578,751	0.13%	187	553,033	0.11%	160
Savings deposits	186,745	0.05%	24	177,087	0.05%	22
Time deposits >$100,000	395,597	0.66%	657	533,345	0.79%	1,058
Other time deposits	316,005	0.39%	308	379,605	0.43%	408
Total interest-bearing deposits	2,045,999	0.24%	1,257	2,175,883	0.32%	1,729
Borrowings	177,026	1.09%	487	116,773	1.03%	302
Total interest-bearing liabilities	2,223,025	0.31%	1,744	2,292,656	0.35%	2,031

Noninterest bearing checking	634,672			537,413
Other liabilities	17,319			11,340
Shareholders’ equity	369,499			385,551
Total liabilities and shareholders’ equity	$3,244,515			$3,226,960

Net yield on interest-earning assets and net interest income		4.14%	$30,805		4.30%	$31,721
Interest rate spread		4.07%			4.23%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $419,000 and $378,000 in 2015 and 2014, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Nine Months Ended September 30,
	2015			2014
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,411,462	4.89%	$88,257	$2,442,069	5.61%	$102,481
Taxable securities	302,640	2.07%	4,693	161,675	2.09%	2,523
Non-taxable securities (2)	52,525	6.58%	2,586	53,917	6.29%	2,537
Short-term investments, principally federal funds	154,753	0.45%	523	245,038	0.32%	590
Total interest-earning assets	2,921,380	4.40%	96,059	2,902,699	4.98%	108,131

Cash and due from banks	63,563			83,071
Premises and equipment	75,531			76,901
Other assets	152,311			159,115
Total assets	$3,212,785			$3,221,786

Liabilities
Interest bearing checking	$563,279	0.06%	$245	$532,409	0.06%	$241
Money market deposits	569,589	0.12%	528	554,363	0.11%	467
Savings deposits	183,909	0.05%	69	175,273	0.05%	66
Time deposits >$100,000	420,939	0.71%	2,236	561,003	0.81%	3,413
Other time deposits	328,823	0.40%	977	397,159	0.43%	1,283
Total interest-bearing deposits	2,066,539	0.26%	4,055	2,220,207	0.33%	5,470
Borrowings	138,152	1.06%	1,099	93,647	1.21%	849
Total interest-bearing liabilities	2,204,691	0.31%	5,154	2,313,854	0.37%	6,319

Noninterest bearing checking	605,892			514,445
Other liabilities	16,745			12,650
Shareholders’ equity	385,457			380,837
Total liabilities and shareholders’ equity	$3,212,785			$3,221,786

Net yield on interest-earning assets and net interest income		4.16%	$90,905		4.69%	$101,812
Interest rate spread		4.09%			4.62%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $1,211,000 and $1,126,000 in 2015 and 2014, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the third quarter of 2015 were $2.454 billion, which was 1.0% higher than the average loans outstanding for the third quarter of 2014 ($2.428 billion). Average loans for the nine months ended September 30, 2015 were $2.411 billion, which was 1.3% less than the average loans outstanding for the nine months ended September 30, 2014 ($2.442 billion). The relatively unchanged average loan balances in 2015 were primarily a result of declines in our covered loan portfolio offsetting organic loan growth in our non-covered loan portfolio. The average loan balance for the third quarter of 2015 was positively impacted by the $76 million in growth in our non-covered loans experienced during the quarter.

The mix of our loan portfolio remained substantially the same at September 30, 2015 compared to December 31, 2014, with approximately 91% of our loans being real estate loans, 7% being commercial, financial, and agricultural loans, and the remaining 2% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the third quarter of 2015 were $2.681 billion, which was 1.2% less than the average deposits outstanding for the third quarter of 2014 ($2.713 billion). Average deposits outstanding for the nine months ended September 30, 2015 were $2.672 billion, which was 2.3% less than the average deposits outstanding for the nine months ended September 30, 2014 ($2.735 billion).

Average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $1.776 billion for the first nine months of 2014 to $1.923 billion for the first nine months of 2015, representing growth of $147 million, or 8.2%. With the growth of our transaction deposit accounts, we were able to further reduce our reliance on higher cost sources of funding, especially time deposits. Average time deposits declined from $958 million for the first nine months of 2014 to $750 million for the first nine months of 2015, a decrease of $208 million, or 21.8%. This favorable change in funding mix was largely responsible for our average cost of interest bearing liabilities decreasing from 0.37% in the first nine months of 2014 to 0.31% in the first nine months of 2015. Our total cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.25% for the first nine months of 2015 compared to 0.30% in the first nine months of 2014.

Index

See additional information regarding changes in the Company’s loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the third quarter of 2015 was 4.14% compared to 4.30% for the third quarter of 2014. For the nine month period ended September 30, 2015, our net interest margin was 4.16% compared to 4.69% for the same period in 2014. The lower margins were primarily a result of a lower amount of discount accretion on loans purchased in failed-bank acquisitions (see discussion below).

We continue to experience lower loan yields in 2015 due to the prolonged low interest rate environment, but began to invest our excess cash balances into higher yielding investment securities late in the fourth quarter of 2014, which has partially offset the lower loan yields.

Our net interest margin benefitted from the net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition that occurred in June 2009 and the acquisition of The Bank of Asheville in January 2011. For the three months ended September 30, 2015 and 2014, we recorded $1,205,000 and $2,577,000, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. For the nine months ended September 30, 2015 and 2014, we recorded $3,897,000 and $13,745,000, respectively, in net accretion of purchase accounting premiums/discounts. The following table presents the detail of the purchase accounting adjustments that impacted net interest income.

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014

Interest income – reduced by premium amortization on loans	$—	—	—	(98)
Interest income – increased by accretion of loan discount	1,205	2,577	3,897	13,836
Interest expense – reduced by premium amortization of deposits	—	—	—	7
Impact on net interest income	$1,205	2,577	3,897	13,745

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

The decrease in discount accretion in 2015 is due to the unnaccreted discount amount that resulted from aforementioned acquisitions continuing to wind down. Unaccreted loan discount has declined from $39.6 million at December 31, 2013 to $16.2 million at September 30, 2015.

We recorded total negative provisions for loan losses (reduction of allowance for loan losses) of $1.4 million in the third quarter of 2015 compared to total provisions for loan losses of $1.5 million in the third quarter of 2014. For the nine months ended September 30, 2015, we recorded total negative provisions for loan losses of $0.7 million compared to total provisions for loan losses of $8.7 million for the same period of 2014. As discussed below, we record provisions for loan losses related to both non-covered and covered loan portfolios – see explanation of the terms “non-covered” and “covered” in the section below entitled “Note Regarding Components of Earnings.”

Our provision for loan losses on non-covered loans amounted to $0.3 million in the third quarter of 2015 compared to $1.3 million in the third quarter of 2014. For the first nine months of 2015, the provision for loan losses on non-covered loans amounted to $1.4 million compared to $5.8 million for the same period of 2014. The lower provisions recorded in 2015 were primarily a result of continued favorable credit quality trends and generally improving economic trends.

We recorded a negative provision for loan losses on covered loans (reduction of allowance for loan losses) of $1.7 million in the third quarter of 2015 compared to a $0.2 million provision for loan losses in the third quarter of 2014. For the nine months ended September 30, 2015, we recorded a negative provision for loan losses on covered loans of $2.1 million compared to a $2.9 million provision for loan losses in the comparable period of 2014. The negative provisions in 2015 primarily resulted from lower levels of covered nonperforming loans, net loan recoveries (recoveries, net of charge-offs), and declining levels of total covered loans.

Index

Total noninterest income was $3.5 million and $4.6 million for the three month periods ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, noninterest income amounted to $13.0 million compared to $9.9 million for the nine months ended September 30, 2014.

As presented in the table below, core noninterest income for the third quarter of 2015 was $7.3 million, a decrease of 6.2% from the $7.8 million reported for the third quarter of 2014. For the first nine months of 2015, core noninterest income amounted to $21.9 million, a 5.1% decrease from the $23.1 million recorded in the comparable period of 2014. As noted above, core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income.

The following table presents our core noninterest income for the three and nine month periods ending September 30, 2015 and 2014 respectively.

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014

Service charges on deposit accounts	$2,951	3,426	8,724	10,445
Other service charges, commissions, and fees	2,778	2,538	8,091	7,467
Fees from presold mortgages	481	807	2,020	2,204
Commissions from sales of insurance and financial products	691	685	1,917	1,985
Bank-owned life insurance income	382	311	1,136	956
Core noninterest income	$7,283	7,767	21,888	23,057

As shown in the table above, service charges on deposit accounts declined from $3.4 million in the third quarter of 2014 to $3.0 million in the third quarter of 2015. For the nine months ended September 30, 2015, service charges on deposit accounts amounted to $8.7 million, which is a $1.7 million decrease from the $10.4 million recorded in the comparable period of 2014. After the elimination of free checking for most customers with low balances in late 2013 which resulted in a strong increase in service charges in the first quarter of 2014, monthly fees earned on deposit accounts gradually declined thereafter as a result of more customers meeting the requirements to have the monthly service charge waived. Fewer instances of fees earned from customers overdrawing their accounts have also significantly impacted this line item.

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

Fees from presold mortgages have declined in 2015 compared to 2014. These fees amounted to $0.5 million the third quarter of 2015 compared to the $0.8 million recorded in the third quarter of 2014. For the nine months ended September 30, 2015 and 2014, fees from presold mortgages amounted to $2.0 million and $2.2 million, respectively. The decline in the third quarter of 2015 was primarily due to our decision to hold for investment approximately $15 million more loans in 2015 compared to 2014 that met secondary mortgage market specifications in order to realize interest income.

Commissions from sales of insurance and financial products were consistent among the periods presented. These commissions amounted to approximately $0.7 million for each of the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015, commissions from sales of insurance and financial products amounted to $1.9 million compared to $2.0 million in the comparable period of 2014.

Bank-owned life insurance income amounted to $0.4 million in the third quarter of 2015 compared to $0.3 million in the third quarter of 2014. For the nine months ended September 30, 2015, bank-owned life insurance income amounted to $1.1 million compared to $1.0 million for the nine months ended September 30, 2014. The increases in 2015 are a result of additional purchases of bank-owned life insurance in the third quarter of 2014.

Within the noncore components of noninterest income, we recorded net losses on non-covered foreclosed properties of $0.9 million and $0.8 million in the three months ended September 30, 2015 and 2014, respectively, and net losses of $1.9 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively. We continue to actively pursue disposal of our foreclosed properties and, in some cases, we have been willing to accept reasonable levels of losses in order to do so.

Index

We recorded losses on covered foreclosed properties of $0.1 million during the three months ended September 30, 2015 compared to gains on covered foreclosed properties of $0.8 million during the three months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, we recorded gains of $0.4 million and losses of $2.5 million, respectively. Losses on covered foreclosed properties have generally been lower as we are holding significantly lower levels of covered foreclosed properties and we have seen recovery in property values, particularly along the coast of North Carolina, which is where most of our foreclosed properties are located.

Indemnification asset income (expense) is recorded to reflect additional (decreased) amounts expected to be received from the FDIC during the period related to covered assets. The three primary items that result in recording indemnification asset income (expense) are 1) income from loan discount accretion, which results in indemnification expense, 2) provisions for loan losses on covered loans, which result in indemnification income and 3) foreclosed property gains (losses) on covered assets, which also result in indemnification expense (income). In the third quarter of 2015, we recorded $2.9 million in indemnification asset expense compared to $3.2 million in indemnification asset expense in the third quarter of 2014. For the nine months ended September 30, 2015, indemnification asset expense amounted to $7.1 million compared to $9.7 million in indemnification asset expense for the same period of 2014. These variances are primarily due to lower indemnification asset expense associated with the lower loan discount accretion income recorded in the three and nine months ended September 30, 2015, as shown in the following table:

($ in millions)	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014

Indemnification asset expense associated with loan discount accretion income	$(1.4)	(2.6)	(4.6)	(13.0)
Indemnification asset income (expense) associated with loan losses (recoveries), net	(1.4)	0.0	(2.0)	1.7
Indemnification asset income (expense) associated with foreclosed property losses (gains), net	0.0	(0.6)	(0.3)	2.0
Other sources of indemnification asset income (expense)	(0.1)	—	(0.2)	(0.4)
Total indemnification asset income (expense)	$(2.9)	(3.2)	(7.1)	(9.7)

Securities gains/losses were insignificant for the three and nine months ended September 30, 2015 and were also insignificant for the three months ended September 30, 2104. For the nine month period ended September 30, 2014, we recorded $0.8 million in gains on sales of approximately $47.5 million in available for sale securities.

We recorded other gains of approximately $30,000 for each of the three month periods ended September 30, 2015 and 2014. We recorded other losses amounting to $0.2 million and $0.3 million for first nine months of 2015 and 2014, respectively. For 2015, the primary component of this line item is the $0.4 million write-off of a FDIC claim associated with a dispute settlement (see Note 9 for additional discussion), whereas in 2014, the net loss related primarily to losses on sales of vacated branch buildings.

Noninterest expenses amounted to $24.6 million in the third quarter of 2015, a 5.1% decline from the $25.9 million recorded in the third quarter of 2014. Noninterest expenses for the nine months ended September 30, 2015 amounted to $72.6 million, a decline of 2.2% from the $74.3 million recorded in the first nine months of 2014.

Personnel expense (salaries and employee benefits expense) was $14.6 million for the third quarter of 2015 compared to $14.3 million in the third quarter of 2014. For the nine months ended September 30, 2015 and 2014, personnel expense amounted to $42.2 million and $41.9 million respectively. The increases in 2015 are primarily as a result of the hiring of additional staff to drive growth, higher incentive compensation expense related to the Company’s performance, and expense associated with retention-related grants of common stock made to certain officers in 2015.

The combined amount of occupancy and equipment expense decreased slightly when comparing 2015 to 2014, amounting to $2.7 million and $2.8 million in the third quarters of 2015 and 2014, respectively, and $8.3 million and $8.5 million in the first nine months of 2015 and 2014, respectively. The declines in 2015 are primarily the result of the closure of nine branches in the fourth quarter of 2014.

Index

Other operating expenses amounted to $7.1 million for the third quarter of 2015 compared to $8.6 million in the third quarter of 2014, and $21.6 million in the first nine months of 2015 compared to $23.3 million in the first nine months of 2014. The declines in 2015 are primarily due to – 1) $0.9 million in charges recorded in the third quarter of 2014 associated with the announced closure and consolidation of nine bank branches and 2) lower deposit insurance premium expense due to lower deposit insurance premium rates.

For the third quarter of 2015, the provision for income taxes was $3.7 million, an effective tax rate of 34.5%, compared to $3.0 million for the same period of 2014, which is an effective tax rate of 34.6%. For the first nine months of 2015, the provision for income taxes was $10.6 million, an effective tax rate of 34.4%, compared to $9.7 million for the same period of 2014, which was an effective tax rate of 35.1%. The slightly lower provisions in 2015 are due to higher amounts of non-taxable income and a decline in the statutory income tax rate in North Carolina.

We accrued total preferred stock dividends of $0.1 million and $0.2 million in the three month periods ended September 30, 2015 and 2014, respectively. For the first nine months of 2015 and 2014, we accrued preferred stock dividends of $0.6 million and $0.7 million, respectively. These amounts are deducted from net income in computing “net income available to common shareholders.” Preferred dividends related to our Series B Preferred Stock and our Series C Preferred Stock. Our Series B Preferred Stock relates to $63.5 million in preferred stock that was issued to the U.S. Treasury in September 2011 in connection with our participation in the Small Business Lending Fund. From the September 2011 issuance date until December 31, 2013, the dividend rate on this stock was subject to fluctuation between 1% and 5% per anum based upon changes in the level of our “Qualified Small Business Lending” (“QSBL”).  We were able to continually increase our levels of QSBL such that our dividend rate decreased to approximately 1.0% by the first quarter of 2013 and remained at that level through December 31, 2013, at which point the dividend rate became fixed at 1.0%. In June 2015, we redeemed $32.0 million of the Series B Preferred Stock, which reduced the amount of preferred stock dividends we accrued during the third quarter of 2015. In October 2015, we redeemed the remaining $31.5 million (31,500 shares) of the outstanding SBLF Stock. Our Series C Preferred Stock relates to the December 2012 issuance of 728,706 shares of preferred stock that pay dividends at the same rate as we pay to holders of our common stock.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $349,000 for the third quarter of 2015 compared to other comprehensive loss of $86,000 for the third quarter of 2014. For the nine months ended September 30, 2015 and 2014, we recorded other comprehensive loss of $132,000 and other comprehensive income of $32,000, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at September 30, 2015 amounted to $3.27 billion, a 2.4% increase from a year earlier. Total loans at September 30, 2015 amounted to $2.48 billion, a 2.3% increase from a year earlier, and total deposits amounted to $2.71 billion, a 1.1% increase from a year earlier.

The following table presents information regarding the nature of changes in our levels of loans and deposits for the twelve months ended September 30, 2015 and for the first nine months of 2015.

October 1, 2014 to September 30, 2015	Balance at beginning of period	Internal Growth, net (1)	Growth from Acquisitions	Balance at end of period	Total percentage growth	Internal percentage growth (1)
Loans – Non-covered	$2,292,841	82,253	—	2,375,094	3.6%	3.6%
Loans – Covered	133,249	(26,640)	—	106,609	-20.0%	-20.0%
Total loans	2,426,090	55,613	—	2,481,703	2.3%	2.3%

Deposits – Noninterest bearing checking	$540,349	94,938	—	635,287	17.6%	17.6%
Deposits – Interest bearing checking	538,815	71,093	—	609,908	13.2%	13.2%
Deposits – Money market	545,137	36,507	—	581,644	6.7%	6.7%
Deposits – Savings	178,260	9,347	—	187,607	5.2%	5.2%
Deposits – Brokered	99,169	(52,477)	—	46,692	-52.9%	-52.9%
Deposits – Internet time	1,967	(1,967)	—	—	-100.0%	-100.0%
Deposits – Time>$100,000	406,276	(68,062)	—	338,214	-16.8%	-16.8%
Deposits – Time<$100,000	369,039	(60,638)	—	308,401	-16.4%	-16.4%
Total deposits	$2,679,012	28,741	—	2,707,753	1.1%	1.1%

January 1, 2015 to September 30, 2015
Loans – Non-covered	$2,268,580	106,514	—	2,375,094	4.7%	4.7%
Loans – Covered	127,594	(20,985)	—	106,609	-16.4%	-16.4%
Total loans	$2,396,174	85,529	—	2,481,703	3.6%	3.6%

Deposits – Noninterest bearing checking	$560,230	75,057	—	635,287	13.4%	13.4%
Deposits – Interest bearing checking	583,903	26,005	—	609,908	4.5%	4.5%
Deposits – Money market	548,255	33,389	—	581,644	6.1%	6.1%
Deposits – Savings	180,317	7,290	—	187,607	4.0%	4.0%
Deposits – Brokered	88,375	(41,683)	—	46,692	-47.2%	-47.2%
Deposits – Internet time	747	(747)	—	—	-100.0%	-100.0%
Deposits – Time>$100,000	384,127	(45,913)	—	338,214	-12.0%	-12.0%
Deposits – Time<$100,000	349,952	(41,551)	—	308,401	-11.9%	-11.9%
Total deposits	$2,695,906	11,847	—	2,707,753	0.4%	0.4%

(1)	Excludes the impact of acquisitions in the year of acquisition, but includes growth or declines in acquired operations after the date of acquisition.

As derived from the table above, for the twelve months ended September 30, 2015, total loans increased $55.6 million, or 2.3%, with internal non-covered loan growth of $82 million, or 3.6%, which was partially offset by a decline in covered loans of $27 million. For the first nine months of 2015, total loans increased $85.5 million, or 3.6%, with internal non-covered loan growth of $107 million, or 4.7%, which was partially offset by a decline in covered loans of $21 million. Over the past year and especially in the third quarter of 2015, we have seen positive results of loan growth initiatives at the Company. An improving economy has also contributed to the loan growth. Covered loans related to FDIC-assisted transactions continue to decline as those loans pay down or are otherwise resolved.

The mix of our loan portfolio remains substantially the same at September 30, 2015 compared to December 31, 2014. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

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

Index

For both the nine and twelve month periods ended September 30, 2015, we experienced net increases in total deposits, with declines in time deposits being offset by growth in transaction account balances (checking, money market, and savings). Time deposits are price sensitive, and with the growth experienced in our transaction accounts, we did not aggressively price our time deposits, nor renew maturing brokered deposits. Also impacting the mix of deposits is that some customers are shifting their funds from time deposits into transaction accounts at our company, which do not pay a materially lower interest rate, while being more liquid.

We obtained new borrowings of $60 million in the second quarter of 2015 from a low cost funding source in order to enhance our cash position and in anticipation of future loan growth. The average life of these new borrowings was approximately two years with a weighted average interest rate of 1.17%. Total borrowings at September 30, 2015 amounted to $176.4 million compared to $116.4 million a year earlier.

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

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended September 30, 2015	As of/for the quarter ended December 31, 2014	As of/for the quarter ended September 30, 2014

Non-covered nonperforming assets
Nonaccrual loans	$42,347	50,066	53,620
Restructured loans – accruing	29,250	35,493	31,501
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	71,597	85,559	85,121
Foreclosed real estate	9,304	9,771	11,705
Total non-covered nonperforming assets	$80,901	95,330	96,826

Covered nonperforming assets (1)
Nonaccrual loans	$5,373	10,508	10,478
Restructured loans – accruing	3,825	5,823	6,273
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	9,198	16,331	16,751
Foreclosed real estate	1,569	2,350	3,237
Total covered nonperforming assets	$10,767	18,681	19,988

Total nonperforming assets	$91,668	114,011	116,814

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.10%	0.82%	0.51%
Nonperforming loans to total loans	3.26%	4.25%	4.20%
Nonperforming assets to total assets	2.80%	3.54%	3.66%
Allowance for loan losses to total loans	1.21%	1.70%	1.82%
Allowance for loan losses to nonperforming loans	37.20%	39.87%	43.32%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	0.38%	0.78%	0.60%
Non-covered nonperforming loans to non-covered loans	3.01%	3.77%	3.71%
Non-covered nonperforming assets to total non-covered assets	2.56%	3.09%	3.17%
Allowance for loan losses to non-covered loans	1.19%	1.69%	1.81%
Allowance for loan losses to non-covered nonperforming loans	39.32%	44.82%	48.83%

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

As shown in the table above, at September 30, 2015, total nonaccrual loans (covered and non-covered) amounted to $47.7 million, compared to $60.6 million at December 31, 2014 and $64.1 million at September 30, 2014. Non-covered nonaccrual loans were $42.3 million, $50.1 million, and $53.6 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Nonaccrual loans decreased during the first nine months of 2015 as we continue to focus on resolving our problem assets.

“Restructured loans – accruing”, or troubled debt restructurings (“TDRs”), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. As seen in the table above “Asset Quality Data”, at September 30, 2015, total TDRs (covered and non-covered) amounted to $33.1 million, compared to $41.3 million at December 31, 2014 and $37.8 million at September 30, 2014.

Index

Foreclosed real estate includes primarily foreclosed properties. Non-covered foreclosed real estate has decreased over the past year, amounting to $9.3 million at September 30, 2015, $9.8 million at December 31, 2014, and $11.7 million at September 30, 2014.

At September 30, 2015, we also held $1.6 million in foreclosed real estate that is subject to the loss share agreements with the FDIC, which is a decline from $2.4 million at December 31, 2014 and $3.2 million at September 30, 2014. The decline is primarily due to increased property sales activity, particularly along the North Carolina coast, which is where most of our covered foreclosed properties are located.

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At September 30, 2015	At December 31, 2014	At September 30, 2014
Commercial, financial, and agricultural	$2,914	3,575	4,307
Real estate – construction, land development, and other land loans	6,471	10,079	13,158
Real estate – mortgage – residential (1-4 family) first mortgages	21,182	26,916	24,286
Real estate – mortgage – home equity loans/lines of credit	3,263	4,214	4,018
Real estate – mortgage – commercial and other	13,616	15,190	17,664
Installment loans to individuals	274	600	665
Total nonaccrual loans	$47,720	60,574	64,098

The following segregates our nonaccrual loans at September 30, 2015 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$23	2,891	2,914
Real estate – construction, land development, and other land loans	60	6,411	6,471
Real estate – mortgage – residential (1-4 family) first mortgages	3,083	18,099	21,182
Real estate – mortgage – home equity loans/lines of credit	377	2,886	3,263
Real estate – mortgage – commercial and other	1,830	11,786	13,616
Installment loans to individuals	—	274	274
Total nonaccrual loans	$5,373	42,347	47,720

The following segregates our nonaccrual loans at December 31, 2014 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$104	3,471	3,575
Real estate – construction, land development, and other land loans	1,140	8,939	10,079
Real estate – mortgage – residential (1-4 family) first mortgages	7,724	19,192	26,916
Real estate – mortgage – home equity loans/lines of credit	339	3,875	4,214
Real estate – mortgage – commercial and other	1,201	13,989	15,190
Installment loans to individuals	—	600	600
Total nonaccrual loans	$10,508	50,066	60,574

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

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end (covered and non-covered):

($ in thousands)	At September 30, 2015	At December 31, 2014	At September 30, 2014
Vacant land	$4,546	4,964	6,989
1-4 family residential properties	4,106	2,878	3,008
Commercial real estate	2,221	4,279	4,945
Total foreclosed real estate	$10,873	12,121	14,942

Index

The following segregates our foreclosed real estate at September 30, 2015 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$552	3,994	4,546
1-4 family residential properties	642	3,464	4,106
Commercial real estate	375	1,846	2,221
Total foreclosed real estate	$1,569	9,304	10,873

The following segregates our foreclosed real estate at December 31, 2014 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$639	4,325	4,964
1-4 family residential properties	866	2,012	2,878
Commercial real estate	845	3,434	4,279
Total foreclosed real estate	$2,350	9,771	12,121

The following table presents geographical information regarding our nonperforming assets at September 30, 2015.

	As of September 30, 2015
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$6,055	15,370	21,425	$636,000	3.4%
Triangle Region (NC)	—	20,750	20,750	737,000	2.8%
Triad Region (NC)	—	15,421	15,421	332,000	4.6%
Charlotte Region (NC)	—	1,731	1,731	98,000	1.8%
Southern Piedmont Region (NC)	90	7,308	7,398	263,000	2.8%
Western Region (NC)	3,024	—	3,024	82,000	3.7%
South Carolina Region	29	2,811	2,840	112,000	2.5%
Virginia Region	—	8,206	8,206	200,000	4.1%
Other	—	—	—	22,000	0.0%
Total nonaccrual loans and troubled debt restructurings	$9,198	71,597	80,795	$2,482,000	3.3%

Foreclosed Real Estate (1)
Eastern Region (NC)	$913	1,607	2,520
Triangle Region (NC)	—	3,180	3,180
Triad Region (NC)	—	1,373	1,373
Charlotte Region (NC)	—	883	883
Southern Piedmont Region (NC)	—	1,011	1,011
Western Region (NC)	656	—	656
South Carolina Region	—	952	952
Virginia Region	—	298	298
Other	—	—	—
Total foreclosed real estate	1,569	9,304	10,873

(1)	The counties comprising each region are as follows:

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

The weak economic environment that began in 2008 resulted in elevated levels of classified and nonperforming assets, which generally led to higher provisions for loan losses compared to historical averages. While we are seeing signs of a recovering economy in most of our market areas, it has been a gradual improvement. Although we continue to have an elevated level of past due and adversely classified assets compared to historic averages, we believe the severity of the loss rate inherent in our current inventory of classified loans is less than in recent years.

We recorded a negative total provision for loan losses (reduction of the allowance for loan losses) of $1.4 million for the third quarter of 2015 compared to a provision for loan losses of $1.5 million for the third quarter of 2014. For the nine months ended September 30, 2015, we recorded a negative total provision for loan losses of $0.7 million compared to a provision for loan losses of $8.7 million for the same period of 2014. The total provision for loan losses is comprised of provisions for loan losses for non-covered loans and provisions for loan losses for covered loans, as discussed in the following paragraphs.

The provision for loan losses on non-covered loans amounted to $0.3 million and $1.3 million in the third quarters of 2015 and 2014, respectively, and $1.4 million and $5.8 million for the first nine months of 2015 and 2014, respectively. The lower provision in 2015 was primarily the result of improved credit quality trends and generally improving economic trends, as discussed in the following paragraph.

Non-covered loan growth for the first nine months of 2015 was $107 million compared to almost no growth for the first nine months of 2014, which resulted in a larger incremental provision for the loan losses attributable to loan growth. However, offsetting this larger incremental provision were favorable trends in our asset quality. As shown in a table within Note 7 to the Consolidated Financial Statements, our total non-covered classified and nonaccrual loans decreased from $125 million at December 31, 2014 to $103 million at September 30, 2015. Additionally, our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. Periods of high net charge-offs we experienced during the peak of the recession are now dropping out of the analysis and being replaced by the more modest levels of net charge-offs now being experienced. The third quarter of 2015 marked our eleventh consecutive quarter of annualized net charge-offs related to non-covered loans being less than 1.00%, whereas at the peak of the recession that ratio was frequently over 1.00%. In the near term, we expect that net charge-offs experienced in the next few quarters will continue to be less than those experienced in the recessionary periods that are dropping out of the analysis, and for that reason we expect our resulting provisions for loan losses to be favorably impacted.

We recorded negative provisions for loan losses on covered loans (reduction of the allowance for loan losses) of $1.7 million and $2.1 million during the three and nine months ended September 30, 2015, respectively, compared to provisions for loan losses of $0.2 million and $2.9 million for the same respective periods of 2014. The negative provisions in 2015 primarily resulted from lower levels of covered nonperforming loans, declining levels of total covered loans, and net loan recoveries (recoveries, net of charge-offs).

For the first nine months of 2015, we recorded $9.8 million in net charge-offs, compared to $13.1 million for the comparable period of 2014. The net charge-offs in 2015 included $1.7 million of net covered loan recoveries and $11.6 million of net non-covered loan charge-offs, whereas in 2014 net charge-offs included $2.9 million in net charge-offs of covered loans and $10.2 million in net charge-offs of non-covered loans.

Index

The allowance for loan losses amounted to $30.1 million at September 30, 2015, compared to $40.6 million at December 31, 2014 and $44.1 million at September 30, 2014. The allowance for loan losses for non-covered loans was $28.2 million, $38.3 million, and $41.6 million at September 30, 2015, December 31, 2014, and September 30, 2014 respectively. The ratio of our allowance for non-covered loans to total non-covered loans has declined from 1.81% at September 30, 2014 to 1.19% at September 30, 2015 as a result of the factors discussed above that impacted our provision for loan losses on non-covered loans.

At September 30, 2015, December 31, 2014, and September 30, 2014, the allowance for loan losses attributable to covered loans was $1.9 million, $2.3 million, and $2.6 million, respectively.

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

($ in thousands)	Nine Months Ended September 30,	Twelve Months Ended December 31,	Nine Months Ended September 30,
	2015	2014	2014
Loans outstanding at end of period	$2,481,703	2,396,174	2,426,090
Average amount of loans outstanding	$2,411,462	2,434,331	2,442,069

Allowance for loan losses, at beginning of year	$40,626	48,505	48,505
Provision for loan losses	(737)	10,195	8,719
	39,889	58,700	57,224
Loans charged off:
Commercial, financial, and agricultural	(2,885)	(5,179)	(4,387)
Real estate – construction, land development & other land loans	(3,232)	(6,071)	(5,531)
Real estate – mortgage – residential (1-4 family) first mortgages	(4,110)	(4,050)	(2,421)
Real estate – mortgage – home equity loans / lines of credit	(772)	(1,607)	(1,131)
Real estate – mortgage – commercial and other	(2,610)	(4,405)	(2,419)
Installment loans to individuals	(1,998)	(1,924)	(1,448)
Total charge-offs	(15,607)	(23,236)	(17,337)
Recoveries of loans previously charged-off:

Commercial, financial, and agricultural	781	149	80
Real estate – construction, land development & other land loans	3,063	3,363	2,924
Real estate – mortgage – residential (1-4 family) first mortgages	551	646	451
Real estate – mortgage – home equity loans / lines of credit	129	100	68
Real estate – mortgage – commercial and other	928	446	356
Installment loans to individuals	321	458	365
Total recoveries	5,773	5,162	4,244
Net charge-offs	(9,834)	(18,074)	(13,093)
Allowance for loan losses, at end of period	$30,055	40,626	44,131

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.55%	0.74%	0.72%
Allowance for loan losses as a percent of loans at end of period	1.21%	1.70%	1.82%

Index

The following table discloses the activity in the allowance for loan losses for the nine months ended September 30, 2015, segregated into covered and non-covered.

	Nine Months Ended September 30, 2015
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$106,609	2,375,094	2,481,703
Average amount of loans outstanding	$116,964	2,294,498	2,411,462

Allowance for loan losses, at beginning of year	$2,281	38,345	40,626
Provision (reversal) for loan losses	(2,109)	1,372	(737)
	172	39,717	39,889
Loans charged off:
Commercial, financial, and agricultural	(111)	(2,774)	(2,885)
Real estate – construction, land development & other land loans	(559)	(2,673)	(3,232)
Real estate – mortgage – residential (1-4 family) first mortgages	(185)	(3,925)	(4,110)
Real estate – mortgage – home equity loans / lines of credit	(45)	(727)	(772)
Real estate – mortgage – commercial and other	(300)	(2,310)	(2,610)
Installment loans to individuals	—	(1,998)	(1,998)
Total charge-offs	(1,200)	(14,407)	(15,607)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	85	696	781
Real estate – construction, land development & other land loans	2,119	944	3,063
Real estate – mortgage – residential (1-4 family) first mortgages	310	241	551
Real estate – mortgage – home equity loans / lines of credit	25	104	129
Real estate – mortgage – commercial and other	382	546	928
Installment loans to individuals	7	314	321
Total recoveries	2,928	2,845	5,773
Net (charge-offs)/recoveries	1,728	(11,562)	(9,834)
Allowance for loan losses, at end of period	$1,900	28,155	30,055

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

Index

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at September 30, 2015, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2014.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following four sources - 1) an approximately $582 million line of credit with the FHLB (of which $130 million was outstanding at September 30, 2015), 2) a $50 million overnight federal funds line of credit with a correspondent bank (of which none was outstanding at September 30, 2015), 3) a $35 million federal funds line of credit with a correspondent bank (of which none was outstanding at September 30, 2015), and 4) an approximately $94 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at September 30, 2015). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $193 million at both September 30, 2015 and September 30, 2014 as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $438 million at September 30, 2015 compared to $288 million at December 31, 2014.

Our overall liquidity has remained relatively stable since September 30, 2014. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings were 19.7% at September 30, 2014, 21.2% at December 31, 2014 and 19.4% at September 30, 2015.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2015, and have no current plans to do so.

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

At September 30, 2015, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	September 30, 2015	December 31, 2014	September 30, 2014
	(Based on Basel III)	(Pre-Basel III)	(Pre-Basel III)
Risk-based capital ratios:
Common Equity Tier 1 to Tier 1 risk weighted assets	11.33%	n/a	n/a
Minimum required Common Equity Tier 1 capital	4.50%	n/a	n/a

Tier I capital to Tier 1 risk weighted assets	14.76%	16.35%	16.01%
Minimum required Tier 1 capital	6.00%	4.00%	4.00%

Total risk-based capital to Tier II risk weighted assets	15.99%	17.60%	17.27%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	11.31%	11.61%	11.39%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At September 30, 2015, our bank subsidiary exceeded the minimum ratios established by the regulatory authorities.

In the table above, the declines in our capital ratios at September 30, 2015 are as a result of the Company redeeming $32 million in Series B Preferred Stock in June 2015. See Note 14 to the Consolidated Financial Statements for additional discussion.

Index

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 8.27% at September 30, 2015 compared to 7.90% at December 31, 2014 and 7.86% at September 30, 2014.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting the Company and First Bank, our bank subsidiary.

•	On September 15, 2015, the Company announced a quarterly cash dividend of $0.08 per share payable on October 23, 2015 to shareholders of record on September 30, 2015. This is the same dividend rate as the Company declared in the third quarter of 2014.

•	On October 19, 2015, the Company opened a full-service branch located at 2939 Village Drive in Fayetteville, North Carolina. The Company previously had a loan production office in Fayetteville, North Carolina.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first nine months of 2015. At September 30, 2015, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.39% (realized in 2010) to a high of 4.92% (realized in 2013). During that five year period, the prime rate of interest has consistently remained at 3.25% (which was the rate as of September 30, 2015). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At September 30, 2015, approximately 76% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at September 30, 2015, we had approximately $876 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2015 are deposits totaling $1.4 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $1.2 million and $2.6 million for the third quarters of 2015 and 2014, respectively, and $3.9 million and $13.8 million for the first nine months of 2015 and 2014, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. However, with the remaining loan discount on accruing loans having naturally declined since inception, amounting to $16.2 million at September 30, 2015, we expect that loan discount accretion, and the related indemnification asset expense associated with the accretion, will continue to decline in 2015. If that occurs, our net interest margin will be negatively impacted and our noninterest income will be positively impacted (due to the lower indemnification asset expense).

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

Index

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2015 to July 31, 2015	—	—	—	214,241
August 1, 2015 to August 31, 2015	—	—	—	214,241
September 1, 2015 to September 30, 2015	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended September 30, 2015.

There were no unregistered sales of our securities during the three months ended September 30, 2015.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have SEC File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 9, 2015	BY:/s/ Richard H. Moore
Richard H. Moore
President
(Principal Executive Officer),
Treasurer and Director

November 9, 2015	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer