Form 10-K
period 2015-12-31
FIRST BANCORP /NC/
filed 2016-03-14
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. [ ] YES [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. [ ] YES [X] NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

[ ] Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2015 as reported by The NASDAQ Global Select Market, was approximately $311,995,897.

The number of shares of the registrant’s Common Stock outstanding on February 29, 2016 was 19,750,969.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

*	Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 29, 2016.

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

PART I

Item 1. Business

General Description

First Bancorp (the “Company”) is a bank holding company. Our principal activity is the ownership and operation of First Bank (the “Bank”), a state-chartered bank with its main office in Southern Pines, North Carolina. The Company is also the parent to a series of statutory business trusts organized under the laws of the State of Delaware that were created for the purpose of issuing trust preferred debt securities. Our outstanding debt associated with these trusts was $46.4 million at December 31, 2015 and 2014.

The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. Until September 2013, the Bank’s main office was in Troy, North Carolina, located in the center of Montgomery County. In September 2013, the Company and the Bank moved their main offices approximately 45 miles to Southern Pines, North Carolina, in Moore County. As of December 31, 2015, we conducted business from 88 branches covering a geographical area from Florence, South Carolina to the southeast, to Wilmington, North Carolina to the east, to Kill Devil Hills, North Carolina to the northeast, to Salem, Virginia to the north, to Abingdon, Virginia to the northwest, and to Asheville, North Carolina to the west. We also have loan production offices in Greenville, North Carolina and Charlotte, North Carolina. Of the Bank’s 88 branches, 75 branches are in North Carolina, six branches are in South Carolina and seven branches are in Virginia (where we operate under the name “First Bank of Virginia”). Ranked by assets, the Bank was the sixth largest bank headquartered in North Carolina as of December 31, 2015.

As of December 31, 2015, the Bank had two wholly owned subsidiaries, First Bank Insurance Services, Inc. (“First Bank Insurance”) and First Troy SPE, LLC. First Bank Insurance’s primary business activity is the placement of property and casualty insurance coverage. First Troy SPE, LLC, which was organized in December 2009, is a holding entity for certain foreclosed properties.

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

Beginning in 1999, First Bank Insurance began offering non-FDIC insured investment and insurance products, including mutual funds, annuities, long-term care insurance, life insurance, and company retirement plans, as well as financial planning services (the “investments division”). In May 2001, First Bank Insurance added to its product line when it acquired two insurance agencies that specialized in the placement of property and casualty insurance. In October 2003, the “investments division” of First Bank Insurance became a part of the Bank and the primary activity of First Bank Insurance became the placement of property and casualty insurance products. On January 1, 2016, First Bank Insurance acquired Bankingport, Inc., an insurance agency based in Sanford, North Carolina, which provides First Bank Insurance with economies of scale and a larger platform for leveraging insurance services throughout the First Bank branch network.

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

Territory Served and Competition

Our headquarters are located in Southern Pines, Moore County, North Carolina, where we also have our highest concentration of deposits. At the end of 2015, we served primarily the south central region (sometimes called the Piedmont region), the central mountain region and the eastern coastal region of North Carolina, with additional operations in northeastern South Carolina and southwestern Virginia. The following table presents, for each county where we operated as of December 31, 2015, the number of bank branches operated by the Company within the county, the approximate amount of deposits with the Company in the county as of December 31, 2015, our approximate deposit market share at June 30, 2015, and the number of bank competitors located in the county at June 30, 2015.

County	Number of Branches	Deposits (in millions)	Market Share	Number of Competitors
Anson, NC	1	$13	5.3%	4
Beaufort, NC	2	46	4.8%	7
Bladen, NC	1	26	9.4%	5
Brunswick, NC	4	113	6.6%	11
Buncombe, NC	3	86	1.8%	16
Cabarrus, NC	2	38	1.9%	11
Carteret, NC	2	36	3.2%	8
Chatham, NC	2	64	9.6%	10
Chesterfield, SC	1	43	12.4%	6
Columbus, NC	2	38	5.0%	5
Cumberland, NC	1	4	0.0%	14
Dare, NC	1	20	2.0%	9
Davidson, NC	2	88	3.2%	10
Dillon, SC	3	67	24.3%	3
Duplin, NC	3	132	16.7%	6
Florence, SC	2	38	1.6%	12
Guilford, NC	1	70	0.7%	20
Harnett, NC	3	106	11.8%	9
Iredell, NC	2	33	1.3%	20
Lee, NC	3	161	22.5%	9
Montgomery, NC	4	118	39.2%	2
Montgomery, VA	3	66	3.9%	13
Moore, NC	10	462	25.5%	10
New Hanover, NC	5	143	2.9%	18
Onslow, NC	2	45	3.9%	10
Randolph, NC	3	74	4.8%	12
Richmond, NC	2	42	10.8%	5
Roanoke, VA	1	5	0.4%	12
Robeson, NC	4	182	19.1%	9
Rockingham, NC	1	25	2.7%	10
Rowan, NC	1	69	4.4%	13
Scotland, NC	2	69	21.1%	6
Stanly, NC	4	96	10.5%	6
Wake, NC	2	32	0.1%	30
Washington, VA	1	19	1.7%	16
Wythe, VA	2	66	11.5%	11
Brokered & Internet Deposits	-	76
Total	88	$2,811

Our branches and facilities are primarily located in small communities whose economies are based primarily on services, manufacturing and light industry. Although our market is predominantly small communities and rural areas, the market area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products, and chicken hatcheries are among the leading manufacturing industries in the trade area. Leading producers of lumber and rugs are located in Montgomery County, North Carolina. The Pinehurst area within Moore County, North Carolina, is a widely known golf resort and retirement area. The High Point, North Carolina, area is widely known for its furniture market. New Hanover and Brunswick Counties, located in the southeastern coastal region of North Carolina, are popular with tourists and have significant retirement populations. Buncombe County, located in the western region of North Carolina, is a highly diverse area with industries in manufacturing, service, and tourism. Additionally, several of the communities served by the Company are “bedroom” communities of large cities like Charlotte, Raleigh and Greensboro, while several branches are located in medium-sized cities such as Albemarle, Asheboro, Fayetteville, Jacksonville, High Point, Southern Pines and Sanford. We also have branches in small communities such as Bennett, Polkton, Vass, and Harmony.

In addition to the branches shown above, in the second half of 2013, we established a loan production office in Greenville, North Carolina, and in the second half of 2015, we established a loan production office in Charlotte, North Carolina. In early 2016, in connection with the hiring of five bankers from a local community bank competitor, we established loan production offices in Greensboro and Raleigh, North Carolina. These are new, yet contiguous, markets to our branch footprint, and are consistent with our recent branch expansion strategy of focusing on larger, higher growth markets.

In March 2016, we announced we had reached an agreement to exchange our seven bank branches located in Virginia for six North Carolina bank branches of a community bank that is headquartered in Virginia, with a similar amount of loans and deposits.  Four of the six branches we expect to assume are in Winston-Salem, with the other two branches being in the Charlotte-metro markets of Mooresville and Huntersville.  According to the agreement, it is expected that substantially all deposits and certain loans assigned to the branches will transfer.  Currently, our branches in Virginia have approximately $150 million in deposits, while the branches we expect to assume have approximately $130 million in deposits.  It is estimated that the amount of loans that will be transferred between the two banks will be up to $175 million.  We entered Virginia in 2001 with a branch in Wytheville and had grown that presence to a total of seven branches.  The distant proximity to our core market and the opportunity to assume what is essentially a banking franchise in markets where we have recently invested in human capital were the primary factors we considered in entering into the exchange agreement.

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

The Executive Loan Committee reviews and approves loans that exceed management’s lending authority, loans to executive officers, directors, and their affiliates and, in certain instances, other types of loans. New credit extensions are reviewed daily by our senior management and the Credit Administration Department.

We continually monitor our loan portfolio to identify areas of concern and to enable us to take corrective action. Lending and credit administration officers and the board of directors meet periodically to review past due loans and portfolio quality, while assuring that the Bank is appropriately meeting the credit needs of the communities it serves. Individual lending officers are responsible for monitoring any changes in the financial status of borrowers and pursuing collection of early-stage past due amounts. For certain types of loans that exceed our established parameters of past due status, the Bank’s Asset Resolution Group assumes the management of the loan, and in some cases we engage a third-party firm to assist in collection efforts.

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

In making investment decisions, we do not solely rely on credit ratings to determine the credit-worthiness of an issuer of securities, but we use credit ratings in conjunction with other information when performing due diligence prior to the purchase of a security. Securities that are not rated investment grade will not be purchased. Securities rated below Moody’s BAA or Standard and Poor’s BBB generally will not be purchased. Securities rated below A are periodically reviewed for credit-worthiness. We may purchase non-rated municipal bonds only if such bonds are in our general market area and we determine these bonds have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if they are judged to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value. We are also authorized by our board of directors to invest a portion of our securities portfolio in high quality corporate bonds, with the amount of such bonds not to exceed 15% of the entire securities portfolio. Prior to purchasing a corporate bond, the Company’s management performs due diligence on the issuer of the bond, and the purchase is not made unless we believe that the purchase of the bond bears no more risk to the Company than would an unsecured loan to the same company.

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

In January 2016, we acquired Bankingport, Inc., an insurance agency based in Sanford, North Carolina. Although not material to the Company’s consolidated operations, the acquisition provided us with the opportunity to enhance our product offerings, as well as expand our insurance agency operations into a significant banking market for our Company. Also this acquisition provides us a larger platform for leveraging insurance services throughout our bank branch network.

As noted previously, in March 2016, we announced we had reached an agreement to exchange our seven bank branches located in Virginia for six North Carolina bank branches of a community bank that is headquartered in Virginia, with a similar amount of loans and deposits.  Four of the six branches we expect to assume are in Winston-Salem, with the other two branches being in the Charlotte-metro markets of Mooresville and Huntersville.  According to the agreement, it is expected that substantially all deposits and certain loans assigned to the branches will transfer.  Currently, our branches in Virginia have approximately $150 million in deposits, while the branches we expect to assume have approximately $130 million in deposits.  It is estimated that the amount of loans that will be transferred between the two banks will be up to $175 million.  We entered Virginia in 2001 with a branch in Wytheville and had grown that presence to a total of seven branches.  The distant proximity to our core market and the opportunity to assume what is essentially a banking franchise in markets where we have recently invested in human capital were the primary factors we considered in entering into the exchange agreement.

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

Employees

As of December 31, 2015, we had 783 full-time and 57 part-time employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

Supervision and Regulation

As a bank holding company, we are subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the North Carolina Office of the Commissioner of Banks (the “Commissioner”). The Bank is subject to supervision and examination by the Federal Reserve Board (“FRB”) and the Commissioner. Until April 22, 2015, the Bank was regulated by the Federal Deposit Insurance Corporation (“FDIC”). Effective April 22, 2015, the Bank became a member of the Federal Reserve System, and therefore, the FRB replaced the FDIC as the Bank’s primary federal regulator. For additional information, see Note 16 to the consolidated financial statements.

Supervision and Regulation of the Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. The Company is also regulated by the Commissioner under the North Carolina Bank Holding Company Act of 1984.

A bank holding company is required to file quarterly reports and other information regarding its business operations and those of its subsidiaries with the Federal Reserve Board (“FRB”). It is also subject to examination by the FRB and is required to obtain FRB approval prior to making certain acquisitions of other institutions or voting securities. The FRB requires the Company to maintain certain levels of capital - see “Capital Resources and Shareholders’ Equity” under Item 7 below. The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. The FRB generally prohibits a bank holding company from declaring or paying a cash dividend that would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements which might adversely affect a bank holding company’s financial position. Under the FRB policy, a bank holding company is not permitted to continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

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

The dividends that may be paid by the Bank to the Company are subject to legal limitations under North Carolina law. In addition, under FRB regulations, a dividend cannot be paid by the Bank if it would be less than well-capitalized after the dividend. The FRB may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice. The ability of the Company to pay dividends to its shareholders is largely dependent on the dividends paid to the Company by the Bank.

The FRB is authorized to approve conversions, mergers, consolidations and assumptions of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions if the resulting, continuing, or assumed bank is an insured member bank. The FRB also conducts periodic examinations of the Bank to assess its safety and soundness and its compliance with banking laws and regulations, and it has the power to implement changes to, or restrictions on, the Bank’s operations if it finds that a violation is occurring or is threatened. In addition, the FRB monitors the Bank’s compliance with several banking statutes, such as the Depository Institution Management Interlocks Act and the Community Reinvestment Act of 1977.

Small Business Lending Fund

In December 2010, the U.S. Treasury announced the creation of the Small Business Lending Fund (SBLF) program, which was established under the Small Business Jobs Act of 2010. The SBLF was created to encourage lending to small businesses by providing capital to qualified community banks at favorable rates.

Interested financial institutions were required to submit an application and a small business lending plan. Less than half of the financial institutions that applied for the SBLF were approved. We were one of the institutions approved, and on September 1, 2011, we completed the sale of $63.5 million of Series B Preferred Stock to the Treasury under the SBLF (“SBLF stock”). Under the terms of the stock purchase agreement, the Treasury received 63,500 shares of Series B non-cumulative perpetual preferred stock with a liquidation value of $1,000 per share, in exchange for $63.5 million. The initial dividend rate on SBLF stock was 5%. The terms of the stock provided that our dividend rate could decrease to as low as 1% for a period of time depending on our success in meeting certain loan growth targets to small businesses. Based on our increases in small business lending, we achieved the minimal dividend rate of 1% as of March 31, 2013. The increase in the amount of small business loans remained at a level corresponding to a 1% dividend rate at September 30, 2013, at which point the terms of the preferred stock provided that the dividend rate remained fixed until March 1, 2016. On March 1, 2016, the contractual dividend rate was set to increase to 9%. The Company redeemed $32 million of the SBLF stock in June 2015 and the remaining $31.5 million in October 2015, which ended our participation in the SBLF. See Note 19 to the consolidated financial statements for more information.

FDIC Insurance

As a member of the FDIC, the Bank’s deposits are insured by the FDIC up to a maximum amount, which is currently $250,000 per depositor. For this protection, each member bank pays a quarterly statutory assessment (which is based on average total assets less average tangible equity) and is subject to the rules and regulations of the FDIC.

We recognized approximately $2.4 million, $4.0 million, and $2.8 million in FDIC insurance expense in 2015, 2014, and 2013, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds.

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

In addition, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system that will be enforced by new and existing federal regulatory agencies, including the Financial Stability Oversight Council (FSOC), the FRB, the Office of Comptroller of the Currency, the FDIC, and the Consumer Financial Protection Bureau (CFPB). The following description briefly summarizes aspects of the Dodd-Frank Act that could impact the Company, both currently and prospectively.

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

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the reasonable ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

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

Debit Card Interchange Fees.  The Dodd-Frank Act gave the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. Effective October 1, 2011, the FRB set new caps on interchange fees at $0.21 per transaction, plus an additional five basis-point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place. While we are not directly subject to these rules so long as our assets do not exceed $10 billion, our activities as a debit card issuer may nevertheless be indirectly impacted by the change in the applicable debit card market caused by these regulations, which may require us to match any new lower fee structure implemented by larger financial institutions in order to remain competitive in the future. Nevertheless, to date, the Company has not noted any significant indirect negative effects of the interchange fee caps that are applicable to the larger financial institutions.

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

Enhanced Lending Limits.  The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law limits a national bank’s ability to extend credit to one person or group of related persons to an amount that does not exceed certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements and securities lending and borrowing transactions. It also will eventually prohibit state-chartered banks, including the Bank, from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.

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

The Volcker Rule.   Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity's own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the Securities and Exchange Commission because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulator, the FRB, together with other federal banking agencies, the FEDIC, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule.   At December 31, 2015, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

Many of the requirements of the Dodd-Frank Act remain subject to implementation over the course of several years. While we do not currently expect the final requirements of the Dodd-Frank Act to have a material adverse impact on the Company, we do expect them to negatively impact our profitability, require changes to certain of our business practices, including limitations on fee income opportunities, and impose more stringent capital, liquidity and leverage requirements upon the Company. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with the new statutory and regulatory requirements.

Recent Amendments to Regulatory Capital Requirement under Basel III

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III.” The revisions establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The new capital requirements apply to all banks, savings associations, bank holding companies with more than $500 million in assets, such as the Company and the Bank, and all savings and loan holding companies regardless of asset size. The rules became effective for institutions with assets over $250 billion and internationally active institutions in January 2014 and became effective for all other institutions in January 2015. The following discussion summarizes the changes we believe are most likely to affect the Company and the Bank.

•	New and Increased Capital Requirements. The regulations establish a new capital measure called “Common Equity Tier I Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the amended rules generally require accumulated other comprehensive income to flow through to regulatory capital unless a one-time, irrevocable opt-out election is made in the first regulatory reporting period under the new rule. Depository institutions and their holding companies were required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets starting in 2015.

The regulations also increase the required ratio of Tier I Capital to risk-weighted assets from 4% to 6% effective January 1, 2015. Tier I Capital consists of Common Equity Tier I Capital plus Additional Tier I Capital which includes non-cumulative perpetual preferred stock. Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) no longer qualifies as Additional Tier I Capital. Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009, such as the Company, may continue to be included in Tier I Capital, but these instruments will be phased out over 10 years beginning in 2016 for all other banking organizations. These non-qualified capital instruments, however, may be included in Tier II Capital which could also include qualifying subordinated debt.

•	Changes to Prompt Corrective Action Capital Categories. The Prompt Corrective Action rules, effective January 1, 2015, incorporated the Common Equity Tier I Capital requirement and raised the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is now required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier I Risk-Based Capital Ratio, a 4.5% Common Equity Tier I Risk Based Capital Ratio and a 4% Tier I Leverage Ratio. To be well capitalized, a banking organization is required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier I Risk-Based Capital Ratio, a 6.5% Common Equity Tier I Risk-Based Capital Ratio and a 5% Tier I Leverage Ratio.

•	Capital Buffer Requirement. In addition to increased capital requirements, depository institutions and their holding companies will be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement will be phased in over a four-year period beginning in 2016. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier I Capital, 8.5% Tier I Capital and 10.5% Total Capital on a fully phased-in basis. The capital buffer requirement for the Company begins to be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

•	Additional Deductions from Capital. Banking organizations are required to deduct goodwill and certain other intangible assets, net of associated deferred tax liabilities, from Common Equity Tier I Capital. Deferred tax assets arising from temporary timing differences that cannot be realized through net operating loss (“NOL”) carrybacks will continue to be deducted. Deferred tax assets that can be realized through NOL carrybacks are now not deducted but will be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, are now deducted from Common Equity Tier I Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings of capital instruments in any other financial institutions are now deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations are now also required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier I Capital subject to a 15% of Common Equity Tier I Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier I Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier I Capital, the excess must be deducted.

•	Changes in Risk-Weightings. The amended regulations continue to follow the current capital rules which assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due. All other mortgage loans continue to have a 100% risk weight. The revised regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and investments in the capital instruments of other financial institutions that are not deducted from capital. The revised regulations also created a new 150% risk-weighting category for nonaccrual loans and loans that are more than 90 days past due and for “high volatility commercial real estate loans,” which are credit facilities for the acquisition, construction or development of real property other than for certain community development projects, agricultural land and one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

The final rules became effective for the Company and the Bank on January 1, 2015.

We believe that both the Company and the Bank would meet all capital adequacy requirements under the fully phased-in final rules.

See “Capital Resources and Shareholders’ Equity” under Item 7 below for further discussion of regulatory capital requirements.

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

Financial Privacy and Cybersecurity

The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. First Bancorp has multiple Information Security Programs that reflect the requirements of this guidance. If, however, we fail to observe the regulatory guidance in the future, we could be subject to various regulatory sanctions, including financial penalties.

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

Unfavorable economic conditions could adversely affect our business.

Our business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition. Our banking operations are locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Our markets include most of North Carolina, the southwest area of Virginia and parts of South Carolina. Worsening economic conditions within our markets could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates and other factors could weaken the economies of the communities we serve. In recent years, economic growth and business activity across a wide range of industries has been slow and uneven and there can be no assurance that economic conditions will continue to improve, and these conditions could worsen. In addition, oil price volatility, the level of U.S. debt and global economic conditions have had a destabilizing effect on financial markets. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently our financial condition and capital adequacy.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2015 of $65.8 million. Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values.  For our company, our community banking operation is our only material reporting unit.  The price of our common stock is one of several measures available for estimating the fair value of our community banking operations. Although the price of our common stock is currently trading above the book value, for most of the last several years, it has traded below the book value of our company. Subject to the results of other valuation techniques, if this situation were to return and persist, it could indicate that our goodwill is impaired.  Accordingly, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital.   The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform

U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on

Banking Supervision in the accord referred to as “Basel III.” The new rules substantially amended the regulatory risk-based capital rules applicable to us. The rules became effective on January 1, 2015 for the Company and the Bank and will be fully phased in by January 1, 2019.

The rules include certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us at December 31, 2015:

•	a new common equity Tier 1 risk-based capital ratio of 4.5% (fully phased-in requirement of 7%);
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement; fully phased-in requirement of 8.5%);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement; fully phased-in requirement of 10%); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.  In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

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

We are subject to extensive regulation and supervision from the North Carolina Commissioner of Banks and the Federal Reserve Board. This regulation and supervision is intended primarily for the protection of the FDIC insurance fund and our depositors and borrowers, rather than for holders of our equity securities. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future.

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

In addition, the measure of our allowance for loan losses is dependent on the adoption of new accounting standards. The Financial Accounting Standards Board recently issued a proposed Accounting Standards Update that presents a new credit impairment model, the Current Expected Credit Loss ("CECL") model, which would require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for probable incurred losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses.

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

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “Patriot Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws restrict our ability to originate certain mortgage loans and increase our risk of liability with respect to such loans and increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the CFPB issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. We may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

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

We could experience a loss due to competition with other financial institutions.

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
•	the ability to expand our market position;

•	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.

Although our common stock is listed for trading in The NASDAQ Global Select Market under the symbol FBNC, the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, our business and a negative impact on our results of operations.

We rely heavily on communications and information systems to conduct our business. Our daily operations depend on the operational effectiveness of our technology. We rely on our systems to accurately track and record our assets and liabilities. Any failure, interruption or breach in security of our computer systems or outside technology, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity, cyber-attacks or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems leading to inaccurate financial records. This could materially affect our business operations and financial condition. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of any failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.

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

At December 31, 2015, the carrying value of the assets covered by The Bank of Asheville non-single family loss-share agreement was approximately $18 million in loans, of which $3 million were on nonaccrual status because of collection problems, and $0.3 million in foreclosed properties. Accounting regulations require us to record losses as they occur, and thus we believe that we have recorded all probable losses associated with that portfolio as of each period end. However, the value of the underlying collateral for many of the loans, as well as the foreclosed properties, is volatile and has experienced significant declines in recent years. Beginning April 1, 2016, we will incur 100% of the loss related to further deterioration of The Bank of Asheville non-single family assets.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The main offices of the Company and the Bank are owned by the Bank and are located in a three-story building in the central business district of Southern Pines, North Carolina. The building houses administrative facilities. The Bank’s Operations Division, including customer accounting functions, offices for information technology operations, and offices for loan operations, are housed in two one-story steel frame buildings in Troy, North Carolina. Both of these buildings are owned by the Bank. The Company operates 88 bank branches. The Company owns all of its bank branch premises except 10 branch offices for which the land and buildings are leased and eight branch offices for which the land is leased but the building is owned. The Company also leases two loan production offices. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

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

There were no tax shelter penalties assessed by the Internal Revenue Service against the Company during the year ended December 31, 2015.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol FBNC. Table 22, included in “Management’s Discussion and Analysis” below, sets forth the high and low market prices of our common stock as traded by the brokerage firms that maintain a market in our common stock and the dividends declared for the periods indicated. We paid a cash dividend of $0.08 per share for each quarter of 2015. For the foreseeable future, it is our current intention to continue to pay regular cash dividends on a quarterly basis. See “Business - Supervision and Regulation” above and Note 16 to the consolidated financial statements for a discussion of other regulatory restrictions on the Company’s payment of dividends. As of December 31, 2015, there were approximately 2,300 shareholders of record and another 3,100 shareholders whose stock is held in “street name.”

There were no sales of unregistered securities during the year ended December 31, 2015.

Additional Information Regarding the Registrant’s Equity Compensation Plans

At December 31, 2015, the Company had three equity-based compensation plans. The Company’s 2014 Equity Plan is the only one of three plans under which new grants of equity-based awards are possible.

The following table presents information as of December 31, 2015 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity based compensation plans. At December 31, 2015, the Company had no warrants or stock appreciation rights outstanding under any compensation plans.

	As of December 31, 2015
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	117,408	$18.12	919,659
Equity compensation plans not approved by security holders	—	—	—
Total	117,408	$18.12	919,659

(1) Consists of (A) the Company’s 2014 Equity Plan, which is currently in effect; (B) the Company’s 2007 Equity Plan; and (C) the Company’s 2004 Stock Option Plan, each of which was approved by our shareholders.

Performance Graph

The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2010 and ending December 31, 2015, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and an index of banks with between $1 billion and $5 billion in assets, as constructed by SNL Securities, LP (reflecting changes in banking industry stocks). The graph and table assume that $100 was invested on December 31, 2010 in each of the Company’s common stock, the Russell 2000 Index, and the SNL Bank Index, and that all dividends were reinvested.

First Bancorp

Comparison of Five-Year Total Return Performances (1)

Five Years Ending December 31, 2015

Total Return Performance
200
180
160
140
120
100
80
60
Index Value
First Bancorp
Russell 2000
SNL Bank $1B-$5B
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

	Total Return Index Values (1) December 31,
	2010	2011	2012	2013	2014	2015
First Bancorp	$100.00	74.98	88.77	117.63	133.07	137.48
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Index-Banks between $1 billion and $5 billion	100.00	91.20	112.45	163.52	170.98	191.39

Notes:

(1)	Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2010, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.

Issuer Purchases of Equity Securities

Pursuant to authorizations by the Company’s board of directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases. The most recent board authorization was announced on July 30, 2004 and authorized the repurchase of 375,000 shares of the Company’s stock. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2015.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2015 to October 31, 2015)	—	$—	—	214,241
Month #2 (November 1, 2015 to November 30, 2015)	—	—	—	214,241
Month #3 (December 1, 2015 to December 31, 2015)	—	—	—	214,241
Total	—	$—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended December 31, 2015.

Item 6. Selected Consolidated Financial Data

Table 1 on page 75 of this report sets forth the selected consolidated financial data for the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis is intended to assist readers in understanding our results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 94 of this report and the supplemental financial data contained in Tables 1 through 22 included with this discussion and analysis.

Overview - 2015 Compared to 2014

We reported net income per diluted common share of $1.30 in 2015, a 9.2% increase compared to 2014. The increased earnings were primarily due to lower provisions for loan losses. Total assets increased by 4.5% year over year.

Financial Highlights
($ in thousands except per share data)	2015	2014	Change

Earnings
Net interest income	$119,747	131,609	-9.0%
Provision for loan losses - non-covered	2,008	7,087	-71.7%
Provision (reversal) for loan losses - covered	(2,788)	3,108	n/m
Noninterest income	18,764	14,368	30.6%
Noninterest expenses	98,131	97,251	0.9%
Income before income taxes	41,160	38,531	6.8%
Income tax expense	14,126	13,535	4.4%
Net income	27,034	24,996	8.2%
Preferred stock dividends	(603)	(868)
Net income available to common shareholders	$26,431	24,128	9.5%

Net income per common share
Basic	$1.34	1.22	9.8%
Diluted	1.30	1.19	9.2%

Balances At Year End
Assets	$3,362,065	3,218,383	4.5%
Loans	2,518,926	2,396,174	5.1%
Deposits	2,811,285	2,695,906	4.3%

Ratios
Return on average assets	0.82%	0.75%
Return on average common equity	8.04%	7.73%
Net interest margin (taxable-equivalent)	4.13%	4.58%

n/m – not meaningful

The following is a more detailed discussion of our results for 2015 compared to 2014:

For the year ended December 31, 2015, we reported net income available to common shareholders of $26.4 million, or $1.30 per diluted common share, an increase of 9.5% compared to the $24.1 million, or $1.19 per diluted common share, for the year ended December 31, 2014. The higher earnings were primarily the result of lower provisions for loan losses.

Net interest income for the year ended December 31, 2015 amounted to $119.7 million, a 9.0% decrease from the $131.6 million recorded in 2014. The lower net interest income in 2015 was primarily due to a decrease in the amount of discount accretion recorded on loans purchased in failed bank acquisitions. For the full year of 2015, loan discount accretion amounted to $4.8 million compared to $16.0 million for 2014. The lower amount of accretion is due to the continued winding down of the unaccreted discount amount that resulted from failed-bank acquisitions in 2009 and 2011. As discussed below, the impact of the changes in discount accretion on pretax income is generally 20% of the gross amount of the change. Also, see the section entitled “Net Interest Income” for additional information.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) was 4.13% for 2015 compared to 4.58% for 2014. The lower margin in 2015 compared to 2014 was primarily due to lower amounts of discount accretion on loans purchased in failed-bank acquisitions. Partially offsetting the effects of lower discount accretion was a decline in our cost of funds, which declined from 0.29% in 2014 to 0.24% in 2015.

We recorded negative total provisions for loan losses (reduction of the allowance for loan losses) on our covered and non-covered loans of $0.8 million in 2015 compared to provision for loan losses of $10.2 million for 2014 – see discussion of the term “covered” below. The provision for loan losses on non-covered loans amounted to $2.0 million in 2015 compared to $7.1 million for 2014. The lower provision recorded in 2015 was primarily a result of continued favorable credit quality trends and generally improving economic trends. For the year ended December 31, 2015, we recorded a negative provision for loan losses on covered loans of $2.8 million compared to a $3.1 million provision for loan losses in 2014. The negative provision in 2015 primarily resulted from lower levels of covered nonperforming loans, declining levels of total covered loans, and net loan recoveries (recoveries, net of charge-offs) of $2.3 million that were realized during the year ended December 31, 2015.

Our non-covered nonperforming assets declined 19.0% during 2015, amounting to $77.2 million at December 31, 2015 (2.37% of total non-covered assets) compared to $95.3 million at December 31, 2014 (3.09% of total non-covered assets). The decline in non-covered nonperforming assets is primarily due to on-going resolution of nonperforming assets and improving credit quality.

Total covered nonperforming assets also declined in 2015, amounting to $12.1 million at December 31, 2015 compared to $18.7 million at December 31, 2014. We continue to have success resolving our covered loans, and property sales along the North Carolina coast remain strong, which is where most of the Company’s covered assets are located.

For the year ended December 31, 2015, noninterest income amounted to $18.8 million compared to $14.4 million for the year ended December 31, 2014. The increase in 2015 was primarily the result of lower FDIC indemnification asset expense, which is recorded as a reduction to noninterest income. FDIC indemnification asset expense amounted to $8.6 million in 2015, a $4.2 million decrease from the $12.8 million recorded in 2014, with the lower expense being due to a lower amount of write-offs of the FDIC indemnification asset, which is associated with the continued winding down of our loss share assets.

Noninterest expenses for the year ended December 31, 2015 amounted to $98.1 million, which was relatively unchanged from the $97.3 million recorded in 2014.

Total assets at December 31, 2015 amounted to $3.4 billion, a 4.5% increase from a year earlier. Total loans at December 31, 2015 amounted to $2.5 billion, a 5.1% increase from a year earlier, and total deposits amounted to $2.8 billion at December 31, 2015, a 4.3% increase from a year earlier.

Non-covered loans amounted to $2.42 billion at December 31, 2015, an increase of $147.7 million, or 6.5% from December 31, 2014, as a result of ongoing internal initiatives to drive loan growth. Loans covered by FDIC loss share agreements declined 19.6% in 2015 as those loans continued to pay down.

The increase in total deposits at December 31, 2015 compared to December 31, 2014 was primarily due to increases in checking, money market and savings accounts, which increased in total by $236.5 million, or 12.6%, during 2015. Those increases were partially offset by decreases in time deposits, which declined a total of $121.1 million, or 14.7%, during 2015. Time deposits are generally one of our most expensive funding sources, and thus the shift from this category has reduced our overall cost of funds.

On June 25, 2015, we redeemed $32 million (32,000 shares) of the outstanding Non-Cumulative Perpetual Preferred Stock, Series B (“SBLF Stock”) that had been issued to the United States Secretary of the Treasury in September 2011 related to our participation in the Small Business Lending Fund. On October 16, 2015, the remaining $31.5 million of SBLF Stock was redeemed, which ended our participation in the Small Business Lending Fund.

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

Overview - 2014 Compared to 2013

We reported net income per diluted common share of $1.19 in 2014, a 21.4% increase compared to 2013. The increased earnings were primarily due to lower provisions for loan losses. Total assets increased by 1% year over year.

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

We recorded total provisions for loan losses on our covered and non-covered loans of $10.2 million in 2014 compared to $30.6 million for 2013. The provision for loan losses on non-covered loans amounted to $7.1 million in 2014 compared to $18.3 million for 2013. The lower provision recorded in 2014 was primarily a result of stable asset quality trends and a decline in non-covered loan balances (excluding the transfer of $39.7 million in loans from covered status to non-covered status on July 1, 2014 – see discussion below). For the year ended December 31, 2014, the provision for loan losses on covered loans amounted to $3.1 million compared to $12.4 million for 2013. The decrease in 2014 was primarily due to lower levels of covered nonperforming loans during the period and stabilization in the underlying collateral values of nonperforming loans.

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

Non-covered loans amounted to $2.3 billion at December 31, 2014, an increase of $15.7 million from December 31, 2013. The increase was due to the reclassification of $39.7 million in loans from covered status to non-covered status in connection with the July 1, 2014 expiration of a loss sharing agreement – see discussion below. Loan growth was impacted by a relatively slow economic recovery in many of our market areas, as well as temporary pressures from new internal loan processes designed to enhance loan quality. Covered loans declined by $82.7 million in 2014 due to the continued resolution of this portfolio and due to the reclassification discussed above.

The lower amount of deposits at December 31, 2014 compared to December 31, 2013 was primarily due to declines in time deposits, with increases in checking accounts offsetting a large portion of the decline.

Other noteworthy events occurring in 2014 were:

•	As noted above, a loss-sharing agreement with the FDIC covering non-single family loans and foreclosed properties that were assumed in a failed bank acquisition in 2009 expired on July 1, 2014. We bear all future losses on these assets; however, at present, management does not expect such losses will be materially in excess of related loan loss allowances. The following presents information related to these assets as of July 1, 2014, which were transferred to the “non-covered” categories on that date.

o	Loans outstanding:	39.7 million
o	Nonaccrual loans:	$9.7 million
o	Troubled debt restructurings - accruing:	$2.1 million
o	Allowance for loan losses:	$1.7 million
o	Foreclosed properties:	$3.0 million

We continue to have three loss-sharing agreements with the FDIC in place. The next agreement that expires does so on April 1, 2016.

•	In December 2014, we completed the planned closure and consolidation of nine of our branches. All branches were consolidated with other branches near the closing location. We recorded approximately $1.0 million in expense related to the branch consolidations.

Outlook for 2016

The interest rate environment remains challenging. Historically, the interest rates we charge loan customers are correlated with long-term interest rates in the marketplace. While the Federal Reserve increased short-term interest rates by 25 basis points in late 2015, long-term interest rates remain at historic lows. Additionally, interest rates on loans continue to be impacted downward by intense competition, and we expect continued declines in our loan discount accretion as our covered loan portfolios continue to wind down. Accordingly, we expect our overall loan yield to continue to decline. As it relates to our funding costs, the yields on many of our deposits are already very low and the ability to lower them further is limited. Accordingly, we believe that a continued compression of our net interest margin is likely.

With three consecutive years of significantly improved trends of nonperforming assets and lower loan charge-offs compared to the recession years, we recorded low levels of provisions for loan losses in 2015, which brought our overall allowance for loan loss level down to a more normalized level following the elevated amounts we maintained during and immediately following the recession. In 2016, we expect it is likely that we will record a higher provision for loan losses than we did in 2015, as we provide for on-going loan charge-offs and expected new loan growth.

Our local economies are generally improving, and we experienced solid loan and deposit growth in 2015. Additionally, over the past twelve months we have hired a number of experienced bankers who have brought us business, and we expect they will continue to do so. Accordingly, we expect to experience continued loan and deposit growth in 2016.

In late 2015 and early 2016, we began implementing plans to grow in larger and higher growth markets in North Carolina. It is likely the expected benefit to revenue and earnings will lag the initial and ongoing expense outlay as we develop business. However, we believe we will achieve growth in these new markets that will benefit our company in a long-term horizon.

Consistent with the plan noted above and as previously discussed, in March 2016, we announced an agreement to exchange bank branches with another community bank that will result in our assumption of six bank branches in the Winston-Salem and Charlotte-metro markets of North Carolina, in return for our seven branches in southwestern Virginia.

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

The second component of the allowance model is an estimate of losses for all loans not considered to be impaired loans (“general reserve loans”). General reserve loans are segregated into pools by loan type and risk grade and estimated loss percentages are assigned to each loan pool based on historical losses.  The historical loss percentage is then adjusted for any environmental factors used to reflect changes in the collectability of the portfolio not captured by historical data.

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

In our 2015 goodwill impairment evaluation, we engaged a consulting firm that used various valuation techniques to assist us in concluding that our goodwill was not impaired.

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

Merger and Acquisition Activity

In 2013, we completed an acquisition of two branches with $57 million in deposits and $16 million in loans. In the 2013 acquisition, we purchased one of the branch buildings, while transferring the accounts of the other branch to an existing branch located nearby. The results of each acquired company/branch are included in our financial statements beginning on their respective acquisition dates. We did not complete any acquisitions in 2014 or 2015. See Note 2 to the consolidated financial statements for additional information regarding these acquisitions.

As previously discussed, on January 1, 2016, we acquired an insurance agency in Sanford, North Carolina, and on March 4, 2016, we announced we had agreed to exchange our seven bank branches located in Virginia to another community bank in return for six of their branches.

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

At December 31, 2015 and 2014, the FDIC indemnification asset was comprised of the following components:

($ in thousands)	2015	2014
Receivable (payable) related to claims incurred (recoveries), not yet received (paid), net	$(633)	6,899
Receivable related to estimated future claims on loans	8,675	14,933
Receivable related to estimated future claims on foreclosed real estate	397	737
FDIC indemnification asset	$8,439	22,569

As of each acquisition date, based on the losses inherent in the covered assets and what we estimated we would receive as payments from the FDIC, we recorded a “FDIC Indemnification Asset.” Since that time, we have recorded adjustments to the indemnification asset as discussed below.

The FDIC indemnification asset has generally been adjusted in the following circumstances:

1) Deterioration of credit quality of covered loans – As of the acquisition dates, we recorded the loans acquired from Cooperative Bank and The Bank of Asheville on our books at a fair value that was $227.9 million and $51.7 million, respectively, less than the contractual amounts due from the borrowers, which was our estimate of the loan losses inherent in the portfolio. As the credit quality of these portfolios change and better information is obtained about likely losses, some loans have better repayment expectations than we originally projected and some loans have worse repayment expectations than originally projected. For loans with worse repayment expectations, we generally record provisions for loan losses with corresponding increases to the FDIC indemnification asset by recording noninterest income in proportion to the reimbursement percentage. In 2014 and 2013, we recorded total provisions for loan losses on covered loans amounting to $3.1 million and $12.4 million, respectively, which resulted in upward adjustments to the FDIC indemnification asset of $1.4 million and $9.6 million, respectively. We also record some provisions for loan losses without corresponding increases to the indemnification asset because we believe certain loan losses will occur after the expiration of the loss share agreements. In 2014 and 2013, we recorded provisions for loan losses on covered loans without a corresponding increase to the indemnification asset of $1.4 million and $0.3 million, respectively. In 2015, we recorded a negative provision for loan losses on covered loans amounting to $2.8 million, which resulted in downward adjustments to the FDIC indemnification asset of $2.2 million. The negative provision in 2015 was primarily the result of loan recoveries that exceeded charge-offs by $2.3 million.

2) Write-downs and losses on foreclosed properties – When we foreclose on delinquent borrowers, we initially record the foreclosed property at the lower of book or fair value (based on current appraisals), with any deficiency recorded as a loan charge-off. Subsequent to the foreclosure, we periodically review the fair value of the property through updated appraisals or independent market pricing, and if the appraisal or market pricing indicates a fair value lower than our carrying value, we must write the property down. We also sell foreclosed properties that frequently result in losses. Each of these situations generally results in the Company recording losses on foreclosed properties with a corresponding increase to the FDIC indemnification asset by recording noninterest income in proportion to the reimbursement percentage. If we sell a foreclosed property that results in a gain, then we generally record a corresponding decrease to the FDIC indemnification asset to reflect the fact that we must reimburse the FDIC 80% of any gains that relate to prior claims. In 2015, we recorded net gains on covered foreclosed properties amounting to $1.0 million, which resulted in a downward adjustment to the FDIC indemnification asset of $0.4 million. In 2014, we recorded net losses and write-downs on covered foreclosed properties amounting to $1.9 million, which resulted in an upward adjustment to the FDIC indemnification asset of $1.5 million. In 2013, we recorded net gains on covered foreclosed properties amounting to $0.4 million, which resulted in a downward adjustment to the FDIC indemnification asset of $0.3 million.

3) Expenses incurred related to collection activities on covered assets – As a result of our collection efforts, we incur expenses such as legal fees, property taxes and appraisal costs. Many of these expenses are reimbursable by the FDIC. These expenses are recorded as “other” noninterest expenses and a corresponding increase is made to increase the FDIC indemnification asset by reducing the gross collection expenses by the amount expected to be reimbursed by the FDIC for eligible expenses. In 2015, 2014, and 2013, we incurred $1.2 million, $3.1 million, and $6.5 million, in gross collection expenses related to covered assets, respectively, and reduced that amount by $1.2 million, $3.9 million, and $5.4 million in FDIC reimbursements, respectively.

4) Receipt of cash from the FDIC related to claims submitted – On at least a quarterly basis, we submite eligible loss share claims to the FDIC. After reviewing and approving the claims, the FDIC wires us cash, which reduces the amount of the FDIC indemnification asset. In 2015, 2014, and 2013, we received $6.7 million, $17.7 million, and $49.6 million in FDIC reimbursements, respectively.

5) Accretion of discount on acquired loans – As noted above, we recorded the acquired loans of the two transactions on our books at a fair value that was $280 million (in total) less than the contractual amounts due from the borrowers (the “discount”), which was our estimate of the loan losses inherent in the portfolio. As the credit quality of this portfolio changes and better information is obtained about likely losses, some loans have better repayment expectations than we originally projected and some loans have worse repayment expectations than originally projected (as discussed above). For loans with improved repayment expectations, we are systematically reducing the discount over the life of the loan. For some loans, we have received complete payoffs at the contractual balance and the discount must be reduced to zero. When we reduce/accrete the discount, we do so by recognizing interest income in that same amount. When the expected losses become less than the original estimate, our expected reimbursement from the FDIC declines as well. Accordingly, we generally reduce the FDIC indemnification asset in correlation to the accretion of the loan discount. In 2015, 2014, and 2013, we recorded discount accretion of $4.8 million, $16.0 million, and $20.2 million, respectively, which resulted in reductions to the FDIC indemnification asset and indemnification expense of $5.6 million, $15.3 million, and $16.2 million, respectively.

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

($ in thousands)
Balance at June 19, 2009	$185,112
Decrease related to favorable change in loss estimates	(1,516)
Increase related to reimbursable expenses	1,300
Cash received	(40,500)
Accretion of loan discount	(1,175)
Balance at December 31, 2009	143,221
Increase related to unfavorable change in loss estimates	30,419
Increase related to reimbursable expenses	2,900
Cash received	(46,721)
Accretion of loan discount	(6,100)
Balance at December 31, 2010	123,719
Increase related to acquisition of The Bank of Asheville	42,218
Increase related to unfavorable change in loss estimates	29,814
Increase related to reimbursable expenses	5,725
Cash received	(69,339)
Accretion of loan discount	(9,278)
Other	(1,182)
Balance at December 31, 2011	121,677
Increase related to unfavorable change in loss estimates	16,984
Increase related to reimbursable expenses	6,947
Cash received	(29,796)
Accretion of loan discount	(13,173)
Other	(80)
Balance at December 31, 2012	102,559
Increase related to unfavorable change in loss estimates	9,312
Increase related to reimbursable expenses	5,352
Cash received	(49,572)
Accretion of loan discount	(16,160)
Other	(2,869)
Balance at December 31, 2013	48,622
Increase related to unfavorable change in loss estimates	2,923
Increase related to reimbursable expenses	3,925
Cash received	(17,724)
Accretion of loan discount	(15,281)
Other	104
Balance at December 31, 2014	22,569
Increase (decrease) related to unfavorable (favorable) changes in loss estimates	(3,031)
Increase related to reimbursable expenses	1,232
Cash received	(6,673)
Accretion of loan discount	(5,584)
Decrease related to settlement of disputed claims	(406)
Other	332
Balance at December 31, 2015	$8,439

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses and the corresponding FDIC indemnification asset:

($ in thousands) At December 31, 2015	Cooperative Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Bank of Asheville Non-Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/30/2019	3/31/2021	3/31/2016

Nonaccrual covered loans
Unpaid principal balance	$5,265	780	6,295	12,340
Carrying value prior to loan discount*	5,104	610	4,276	9,990
Loan discount	570	389	1,215	2,174
Net carrying value	4,534	221	3,061	7,816
Allowance for loan losses	251	6	171	428
Indemnification asset recorded	511	232	245	988

All other covered loans
Unpaid principal balance	85,824	6,458	15,860	108,142
Carrying value prior to loan discount*	85,685	6,379	15,847	107,911
Loan discount	11,528	1,099	459	13,086
Net carrying value	74,157	5,280	15,388	94,825
Allowance for loan losses	1,092	55	224	1,371
Indemnification asset recorded	6,815	804	77	7,696

All covered loans
Unpaid principal balance	91,089	7,238	22,155	120,482
Carrying value prior to loan discount*	90,789	6,989	20,123	117,901
Loan discount	12,098	1,488	1,674	15,260
Net carrying value	78,691	5,501	18,449	102,641
Allowance for loan losses	1,343	61	395	1,799
Indemnification asset recorded	7,326	1,036	322	8,684	**

Foreclosed Properties
Net carrying value	512	—	294	806
Indemnification asset recorded	365	—	32	397

For the Year Ended December 31, 2015
Loan discount accretion recognized	1,969	812	1,970	4,751
Indemnification asset expense associated with the loan discount accretion recognized	2,848	680	2,056	5,584

* Reflects partial charge-offs

** A present value adjustment of $9 reduces the carrying value of this asset to $8,675

Our loss share agreement related to Cooperative Bank’s non-single family assets expired on June 30, 2014. On July 1, 2014, the remaining balances associated with the Cooperative non-single family loans and foreclosed properties were transferred from the covered portfolio to the non-covered portfolio. We bear all future losses on this portfolio of loans and foreclosed properties. Immediately prior to the transfer, this portfolio of loans had a carrying value of $39.7 million and the portfolio of foreclosed properties had a carrying value of $3.0 million, and both portfolios were classified as covered. Of the $39.7 million in loans that lost loss share protection, approximately $9.7 million of these loans were on nonaccrual status and $2.1 million of these loans were classified as accruing troubled debt restructurings as of July 1, 2014. Additionally, approximately $1.7 million in allowance for loan losses that related to this portfolio of loans was transferred to the allowance for loan losses for non-covered loans on July 1, 2014. As of July 1, 2014, there was no remaining loan discount or indemnification asset related to the Cooperative non-single family loss share loans or foreclosed properties.

As noted in the table above, our loss share agreement related to Bank of Asheville’s non-single family assets expires in March 2016. We continue to make progress in winding down this portfolio, and we do not currently expect its expiration will have a material impact on our Company.

Loan discount accretion and corresponding indemnification asset expense continue to be recorded on the three portfolios covered by loss share agreements. Because of the continued decline in the amount of remaining unaccreted discount, the amount of loan discount accretion and corresponding indemnification asset expense is expected to continue to decline in future periods.

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

Net Interest Income

Net interest income on a reported basis amounted to $119.7 million in 2015, $131.6 million in 2014, and $136.5 million in 2013. For internal purposes and in the discussion that follows, we evaluate our net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. Net interest income on a tax-equivalent basis amounted to $121.4 million in 2015, $133.1 million in 2014, and $138.0 million in 2013. Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income.

	Year ended December 31,
($ in thousands)	2015	2014	2013
Net interest income, as reported	$119,747	131,609	136,526
Tax-equivalent adjustment	1,634	1,502	1,511
Net interest income, tax-equivalent	$121,381	133,111	138,037

Table 2 analyzes net interest income on a tax-equivalent basis. Our net interest income on a tax-equivalent basis decreased by 8.8% in 2015 and decreased by 3.6% in 2014. There are two primary factors that cause changes in the amount of net interest income we record - 1) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets), and 2) changes in our loans and deposits balances.

The decreases in net interest income in 2015 and 2014 were primarily due to decreases in our net interest margin during 2015 and 2014. “Net interest margin” is a ratio we use to measure the spread between the yield on our earning assets and the cost of our funding and is calculated by taking tax-equivalent net interest income and dividing by average earning assets. Our net interest margin decreased from 4.92% in 2013 to 4.58% in 2014 to 4.13% in 2015.

Lower asset yields have been the primary factor causing the decline in the net interest margin. From 2013 to 2015, the yield we earned on our interest-earning assets declined from 5.31% in 2013 to 4.86% in 2014 to 4.37% in 2015. The biggest factor causing our lower net interest margin in 2015 compared to 2014 was lower discount accretion on loans purchased in failed bank acquisitions (see discussion below). Additionally, for the past several years, the interest rate environment has remained at low levels with maturing assets originated in prior periods generally repricing at progressively lower interest rates at renewal/maturity. Also impacting the decline in 2014 was our decision, in anticipation of higher loan growth and expectation of higher interest rates, to maintain a higher mix of our earnings assets in liquid cash accounts that earned relatively little interest. Late in the fourth quarter of 2014, in order to improve yields and in expectation that interest rate increases were further off than originally projected, we elected to invest a portion of our excess cash. Accordingly we purchased approximately $125 million of investment securities, which helped lessen the impact of lower loan yields in 2015.

The declines in asset yields were partially offset by lower liability costs. We have been able to lower interest rates on maturing time deposits that were originated in prior periods, and we have also been able to progressively lower interest rates on various types of interest-bearing checking, savings, and money market accounts. The average interest rate paid on our interest bearing deposits declined from 0.43% in 2013 to 0.32% in 2014 to 0.26% in 2015. Also, the funding mix of our liabilities had a positive impact on our net interest margin. As calculated from Table 2, the average amount of our lower cost deposits, comprised of checking accounts (non-interest bearing and interest bearing), money market accounts and savings accounts, steadily increased from $1.7 billion in 2013 to $2.0 billion in 2015, an increase of 15%, while the average amount of our higher cost funding, comprised of time deposits and borrowings, decreased from $1.1 billion to $0.9 billion over that same period, a decline of 21%.

The net interest margin for all periods benefited, by varying amounts, from the net accretion of purchase accounting premiums/discounts associated with the Cooperative Bank acquisition in June 2009 and, to a lesser degree, The Bank of Asheville acquisition in January 2011. As can be seen in the table below, we recorded $4.8 million in 2015, $15.9 million in 2014, and $19.8 million in 2013, in net accretion of purchase accounting premiums/discounts that increased net interest income.

($ in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Interest income – reduced by premium amortization on loans	$—	(98)	(386)
Interest income – increased by accretion of loan discount	4,751	16,009	20,200
Interest expense – reduced by premium amortization of deposits	—	7	29
Impact on net interest income	$4,751	15,918	19,843

The biggest component of the purchase accounting adjustments in each year was loan discount accretion, which amounted to $4.8 million in 2015, $16.0 million in 2014, and $20.2 million in 2013. In 2015 and 2014, lower amounts of remaining unaccreted loan discount resulted in lower amounts of loan discount accretion – unaccreted loan discount amounted to $15 million, $21 million, and $40 million at December 31, 2015, 2014 and 2013, respectively. We expect loan discount accretion to continue to decline as a result of the continued decline in remaining unaccreted discount.

Table 3 presents additional detail regarding the estimated impact that changes in loan and deposit volumes and changes in the interest rates we earned/paid had on our net interest income in 2014 and 2015. For both years, changes in interest rates was the primary factor affecting net interest income. Table 3 indicates that in 2015, changes in interest rates reduced interest income by $15.3 million, while interest expense was only reduced by $0.7 million due to rates. Thus, the disparate impact of lower interest rates was the primary reason that net interest income decreased by $11.7 million during the year. Similarly in 2014, the impact of the lower rates reduced interest income by $8.7 million, while interest expense was only reduced by $2.7 million due to rates. Thus, lower interest rates were the primary reason that net interest income decreased by $4.9 million during the year.

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

For 2015, we recorded total negative provisions for loan losses (reduction of allowance for loan losses) of $0.8 million. For 2014 and 2013, our total provisions for loan losses were $10.2 million and $30.6 million, respectively. The total provision for loan losses is comprised of provision for loan losses for non-covered loans and provision for loan losses for covered loans, as discussed in the following paragraphs.

We recorded $2.0 million, $7.1 million, and $18.3 million in provisions for loan losses related to non-covered loans for the years ended December 31, 2015, 2014, and 2013, respectively. The lower provision in 2015 compared to 2014 was primarily the result of stable asset quality trends. Non-covered loan growth for 2015 was $148 million compared to a decline of $24 million in 2014, which resulted in a larger incremental provision for the loan losses attributable to loan growth. However, offsetting this larger incremental provision were favorable trends in our asset quality. Our non-covered classified and nonaccrual loans decreased from $125.4 million at December 31, 2014 to $101.9 million at December 31, 2015. Additionally, our allowance for loan loss model, which dictates the provisions for loan losses that we record, utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. The final periods of high net charge-offs we experienced during the peak of the recession dropped out of the analysis in 2015 and were replaced by the more modest levels of net charge-offs recently experienced. The fourth quarter of 2015 marked our twelfth consecutive quarter of annualized net charge-offs related to non-covered loans being less than 1.00%, whereas at the peak of the recession, that ratio was frequently over 1.00%. Accordingly, the relatively low provision recorded in 2015 resulted in our non-covered allowance for loan loss declining to a more normalized level following the elevated amounts we maintained during and immediately following the recession. In 2016, it is likely that we will record a higher amount of provision for loan losses than we did in 2015, as we provide for on-going loan charge-offs and expected new loan growth.

The same general factors discussed above that resulted in a lower provision for loan losses in 2015 also resulted in the provision for loan losses being lower in 2014 compared to 2013.

As it relates to covered loans, we recorded a negative provision for loan losses (reduction of allowance for loan losses) of $2.8 million in 2015. The negative provision resulted from lower levels of covered nonperforming loans, declining levels of total covered loans, and several large recoveries received that resulted in having net loan recoveries (recoveries, net of charge-offs) of $2.3 million for 2015.

We recorded provisions for loan losses on covered loans of $3.1 million and $12.4 million during 2014 and 2013, respectively. These provisions were necessary to provide for loans that showed signs of collection problems during the respective periods, as well as to provide for collateral dependent nonaccrual loans for which we received updated appraisals during the year that reflected lower collateral valuations.  The decline in the provision for loan losses on covered loans from 2013 to 2014 was primarily due to lower levels of covered nonperforming loans during the period and stabilization in the underlying collateral values of nonperforming loans. Because of the FDIC loss share agreements in place for these loans, the FDIC indemnification asset was adjusted upwards as a result of claimable losses associated with these loans.

Total net charge-offs (covered and non-covered) for the years ended December 31, 2015, 2014, and 2013, were $11.3 million, $18.1 million, and $28.5 million, respectively.

Net-charge offs of non-covered loans were $13.6 million, $14.7 million, and $15.6 million for 2015, 2014, and 2013, respectively. The ratio of net charge-offs to average non-covered loans was 0.58%, 0.65%, and 0.72% for 2015, 2014, and 2013, respectively. The declining amount of non-covered net-charge offs in recent years is reflective of improving economic conditions and lower levels of our highest-risk loans.

Net charge-offs (recoveries) of covered loans were ($2.3 million), $3.3 million and $12.9 million in 2015, 2014, and 2013, respectively. During 2015, we realized covered recoveries of $3.6 million, which more than offset our gross charge-offs of $1.3 million. In 2014 we realized a recovery of $1.9 million related to a covered loan that was the subject of a significant charge-off in 2013, which reduced net charge-offs for 2014. The lower levels of net charge-offs is also reflective of lower amounts of nonperforming covered loans.

As seen in Tables 14 and 14a, in 2015, net charge-offs were highest in the loans classified as “real estate – mortgage – residential (1-4 family) first mortgages.” Charge-offs of residential first mortgage loans reflect continued challenging economic conditions in some of our more rural market areas. In 2014 and 2013, net charge-offs were highest in loans classified as “real estate – construction, land development & other land loans.”  This category of loans is primarily comprised of land acquisition and development loans and other types of lot loans.  These types of loans were particularly hard hit by the decline in real estate development and property values that occurred in the recession.

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

Noninterest Income

Our noninterest income amounted to $18.8 million in 2015, $14.4 million in 2014, and $23.5 million in 2013.

As shown in Table 4, core noninterest income excludes gains from acquisitions, foreclosed property write-downs and losses, indemnification asset income (expense), securities gains or losses, and other miscellaneous gains and losses. Core noninterest income amounted to $29.3 million in 2015, a 3.8% decrease from the $30.5 million recorded in 2014. The 2014 core noninterest income of $30.5 million was 8.0% higher than the $28.2 million recorded in 2013.

See Table 4 and the following discussion for an understanding of the components of noninterest income.

Service charges on deposit accounts amounted to $11.6 million, $13.7 million, and $12.8 million in 2015, 2014 and 2013, respectively. After the elimination of free checking for most customers with low balances in late 2013 which resulted in a strong increase in service charges in the first half of 2014, monthly fees earned on deposit accounts gradually declined thereafter as a result of more customers meeting the requirements to have the monthly service charge waived. Fewer instances of fees earned from customers overdrawing their accounts also impacted this line item in 2015.

Other service charges, commissions and fees amounted to $10.9 million in 2015, an 8.9% increase from the $10.0 million earned in 2014. The 2014 amount of $10.0 million was 7.5% higher than the $9.3 million earned in 2013. This category of noninterest income includes items such as electronic payment processing revenue (which includes fees related to credit card transactions by merchants and customers and fees earned from debit card transactions), ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The growth in this category for both years was primarily attributable to increased debit card usage by our customers, as we earn a small fee each time our customers make a debit card transaction. Interchange income from credit cards has also increased due to growth in the number and usage of credit cards, which we believe is a result of increased promotion of this product.

Fees from presold mortgages amounted to $2.5 million in 2015, $2.7 million in 2014, and $2.9 million in 2013. Lower refinancing activity resulted in slight decreases in these fees in 2015 and 2014. Also, a portion of the decline in 2015 was due to our decision to hold more loans for investment in 2015 compared to 2014 in order to offset declines in our residential mortgage loan portfolio.

Commissions from sales of insurance and financial products amounted to $2.6 million in 2015, $2.7 million in 2014, and $2.1 million in 2013. This line item includes commissions we receive from three sources - 1) sales of credit life insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents the contribution of each of the three sources to the total amount recognized in this line item:

	For the year ended December 31,
($ in thousands)	2015	2014	2013
Commissions earned from:
Sales of credit life insurance	$26	43	58
Sales of investments, annuities, and long term care insurance	1,934	2,028	1,353
Sales of property and casualty insurance	620	662	721
Total	$2,580	2,733	2,132

As can be seen in the above table, sales of investments, annuities and long term care insurance declined slightly in 2015 compared to 2014 resulting from lower commissions earned on sales of investments. The increase from 2013 to 2014 was the result of hiring more employees in our investment division in the years leading up to 2014.

Table 4 shows earnings from bank owned life insurance income were $1.7 million in 2015, $1.3 million in 2014, and $1.1 million in 2013. In 2015, 2014, and 2013, we purchased $15.0 million, $10.0 million, and $15.0 million, respectively, in bank-owned life insurance on certain officers of our company, which increased our income for this line item.

Noninterest income not considered to be “core” resulted in net reductions to total noninterest income of $10.6 million in 2015, $16.1 million in 2014, and $4.7 million in 2013. The components of non-core noninterest income are shown in Table 4 and the significant components thereof are discussed below.

We recorded net losses on non-covered foreclosed properties of $2.5 million in 2015 and $1.9 million in 2014 compared to net gains of $1.3 million in 2013. In 2015 and 2014, in order to dispose of certain of our foreclosed properties that we had held for an extended period of time, it became necessary to accept sales offers that resulted in losses. In 2013, we experienced miscellaneous gains from sales of properties following stabilization in real estate market values and lower carrying values following significant write-downs recorded in 2012.

We recorded $1.0 million of net gains on covered foreclosed properties in 2015, $1.9 million of net losses on covered foreclosed properties in 2014, and $0.4 million of net gains on covered foreclosed properties in 2013. Gains and losses on covered foreclosed properties have generally been lower in recent years than in the years immediately following our failed bank acquisitions, as we are holding significantly lower levels of covered foreclosed properties and real estate prices have stabilized. As discussed earlier and illustrated in the table below, when gains or losses are realized on covered foreclosed properties, there is generally a corresponding entry to indemnification asset income (expense) amounting to 80% of the losses (gains) recorded.

Indemnification asset expense amounted to $8.6 million, $12.8 million, and $6.8 million, for the three years ended December 31, 2015, respectively. Indemnification asset income (expense) is recorded to reflect additional (decreased) amounts expected to be received from the FDIC during the period related to covered assets. The three primary items that result in recording indemnification asset income (expense) are 1) loan discount accretion resulting from improved borrower repayment prospects, which generally results in indemnification expense, 2) provisions (reversals) for loan losses on covered loans, which result in indemnification income (expense) and 3) foreclosed property gains (losses) on covered assets, which result in indemnification expense related to gains and indemnification income related to losses. The lower indemnification asset expense in 2015 is primarily correlated with significantly lower loan discount accretion income recorded in 2015. The higher indemnification asset expense in 2014 is primarily related to fewer loan losses, which resulted in lower indemnification income to offset the other sources of indemnification expense. The following table presents the sources of indemnification income (expense) for the periods noted.

	For the year ended December 31,
($ in millions)	2015	2014	2013
Indemnification asset expense associated with loan discount accretion income	$(5.6)	(15.3)	(16.2)
Indemnification asset income (expense) associated with loan losses (recoveries), net	(2.3)	1.4	9.6
Indemnification asset income (expense) associated with foreclosed property losses (gains)	(0.4)	1.5	(0.3)
Other sources of indemnification asset income (expense)	(0.3)	(0.4)	0.1
Total indemnification asset income (expense)	$(8.6)	(12.8)	(6.8)

Securities gains (losses) were insignificant for 2015. We recorded $0.8 million and $0.5 million in securities gains during 2014 and 2013, respectively, related to sales of $47.5 million and $12.9 million in available for sale securities, respectively.

The line item “Other gains (losses)” was negatively impacted in 2015 by a $0.4 million write-off of a FDIC claim associated with a dispute settlement (see Note 6 of the consolidated financial statements for additional discussion), whereas in 2014, the net loss included losses on sales of vacated branch buildings. The amount for 2013 was insignificant.

Noninterest Expenses

Total noninterest expenses totaled $98.1 million, $97.3 million, and $96.6 million for 2015, 2014 and 2013, respectively. Table 5 presents the components of our noninterest expense during the past three years. Line items with the largest fluctuations are discussed below.

Total personnel expense increased from $55.2 million in 2014 to $56.8 million in 2015, an increase of $1.6 million, or 3.0%. Within personnel expense, salaries expense increased $1.6 million, of which $0.9 million related to higher amounts of incentive compensation expense earned by employees in 2015. Also, we recorded $0.6 million in stock-based compensation expense in 2015 compared to $0.1 million in 2014, primarily related to retention-based stock grants made in 2015. Employee benefits expense for 2015 remained unchanged from 2014 at $9.1 million.

In comparing 2014 to 2013, total personnel expense increased from $54.8 million in 2013 to $55.2 million in 2014, an increase of $0.4 million, or 0.7%. Within personnel expense, salaries expense increased $1.0 million, which relates to higher amounts of incentive compensation as a result of higher earnings in 2014, as well as lower amounts of salary expense deferred and recognized as a loan yield adjustment, as a result of fewer new loan originations. The increase in salaries expense in 2014 was largely offset by a decrease in employee benefits expense. Employee benefits expense decreased by $0.6 million, or 5.8%, in comparing 2014 to 2013, which is primarily attributable to the pension income we recorded in 2014 related to investment income from our pension plan’s assets. Pension income for the year ended December 31, 2014 was $1.1 million in comparison to pension income of $0.6 million recorded in 2013.

Net occupancy expenses have remained relatively stable over the past three years, amounting to $7.4 million in 2015, $7.4 million in 2014, and $7.1 million in 2013.

Equipment related expenses were $3.7 million, $3.9 million, and $4.4 million, in 2015, 2014, and 2013, respectively. During the fourth quarter of 2013, we outsourced certain data processing activities to a third-party provider, which resulted in a reduction in depreciation expense and machine maintenance expense associated with the computer equipment and software that is no longer being used for data processing.

FDIC insurance expense amounted to $2.4 million in 2015, $4.0 million in 2014, and $2.8 million in 2013. The insurance premium rate charged by the FDIC is based on several variable factors that can result in fluctuations from year to year.

Collection expenses related to non-covered assets have remained relatively unchanged over the past three years, amounting to $2.2 million in 2015, $2.1 million in 2014, and $2.2 million in 2013.

Collection expenses on covered assets, net of FDIC reimbursements, amounted to a net reimbursement of $0.1 million in 2015, a net reimbursement of $0.9 million in 2014 and expense of $1.1 million in 2013. This expense has generally declined in recent years due to the declining levels of covered nonperforming assets. Additionally, in the fourth quarter of 2014, we determined that approximately $1.0 million in collection expenses incurred in prior years associated with covered assets were eligible to be claimed for reimbursement with the FDIC. We expect collection expenses on covered assets, net of FDIC reimbursements, to be minimal in 2016.

Telephone and data line expense amounted to $2.1 million in 2015 and $2.0 million in 2014, compared to $1.5 million in 2013. The higher levels in 2014 and 2015 compared to 2013 were due to costs associated with upgrades in the quality of our data lines at many of our branches.

As discussed above, in December 2013 we began outsourcing our core data processing to a large, reputable processor. We previously processed our data in-house, and expenses related to these activities were included in various line items of our Consolidated Statements of Income. We recorded $1.7 million in data processing expense in 2014 and $1.9 million in 2015 compared to none in 2013.

Legal and audit expense amounted to $1.7 million in 2015 and $2.0 million in 2014, compared to $1.2 million in 2013. The increase from 2013 to 2014 is primarily a result of our decision to outsource the internal audit function in late 2013.

Outside consultant expense was $1.7 million in each of 2015 and 2014 compared to $2.5 million in 2013. An efficiency project using outside consultants that began in 2012 wound down in 2014, which resulted in a decline in this line item in 2014.

In 2014, we also recorded $1.0 million in expenses related to the consolidation and closure of nine of our branches. The branches that were consolidated were generally smaller in size with relatively low staff counts.

We recorded $0.2 million and $0.5 million in severance expenses in 2015 and 2014, respectively. In 2013, we recorded $1.9 million in severance expenses due primarily to the separation from service of our former chief executive officer.

Income Taxes

Table 6 presents the components of income tax expense and the related effective tax rates. We recorded income tax expense of $14.1 million in 2015, $13.5 million in 2014, and $12.1 million in 2013. Our effective tax rates was 34.3% for 2015, 35.1% for 2014 and 36.9% for 2013. The progressively lower effective tax rate has been due to higher amounts of tax-exempt income, primarily bank-owned life insurance income, and lower statutory income tax rates in North Carolina. Effective January 1, 2014, North Carolina implemented decreases to its state income tax rate for corporations from 6.9% in 2013 to 6.0% in 2014 to 5.0% in 2015. The North Carolina state income tax rate further declines to 4% in 2016, and thus we expect our effective tax rate will decline to approximately 34.0% in 2016. Our effective tax rate in 2013 was unfavorably impacted by the change in the North Carolina state tax rates, as we recorded incremental tax expense of $0.5 million to reduce the value of our deferred tax asset due to the lower future rates.

Stock-Based Compensation

We recorded stock-based compensation expense of $0.7 million, $0.3 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. The higher expense in 2015 was due to retention-based restricted stock grants made to certain officers during the year. See Note 15 to the consolidated financial statements for more information regarding stock-based compensation.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

At December 31, 2015, our total assets amounted to $3.4 billion, a 4.5% increase from 2014. The following table presents detailed information regarding the nature of changes in our loans and deposits in 2014 and 2015:

($ in thousands)	Balance at beginning of period	Internal growth, net (1)	Growth from Acquisitions	Transfer due to Expiration of Loss Share Agreement	Balance at end of period	Total percentage growth	Internal percentage growth (1)
2015
Loans – Non-covered	$2,268,580	147,705	—	—	2,416,285	6.5%	6.5%
Loans – Covered	127,594	(24,953)	—	—	102,641	-19.6%	-19.6%
Total loans	2,396,174	122,752	—	—	2,518,926	5.1%	5.1%

Deposits – Noninterest-bearing	560,230	98,808	—	—	659,038	17.6%	17.6%
Deposits – Interest-bearing checking	583,903	42,975	—	—	626,878	7.4%	7.4%
Deposits – Money market	548,255	88,437	—	—	636,692	16.1%	16.1%
Deposits – Savings	180,317	6,299	—	—	186,616	3.5%	3.5%
Deposits – Brokered time	88,375	(11,963)	—	—	76,412	-13.5%	-13.5%
Deposits – Internet time	747	(747)	—	—	—	-100.0%	-100.0%
Deposits – Time >$100,000 – retail	384,127	(54,308)	—	—	329,819	-14.1%	-14.1%
Deposits – Time <$100,000 – retail	349,952	(54,122)	—	—	295,830	-15.5%	-15.5%
Total deposits	$2,695,906	115,379	—	—	2,811,285	4.3%	4.3%

2014
Loans – Non-covered	$2,252,885	(23,978)	—	39,673	2,268,580	0.7%	-1.1%
Loans – Covered	210,309	(43,042)	—	(39,673)	127,594	-39.3%	-20.5%
Total loans	2,463,194	(67,020)	—	—	2,396,174	-2.7%	-2.7%

Deposits – Noninterest-bearing	482,650	77,580	—	—	560,230	16.1%	16.1%
Deposits – Interest-bearing checking	557,413	26,490	—	—	583,903	4.8%	4.8%
Deposits – Money market	547,556	699	—	—	548,255	0.1%	0.1%
Deposits – Savings	169,023	11,294	—	—	180,317	6.7%	6.7%
Deposits – Brokered time	116,087	(27,712)	—	—	88,375	-23.9%	-23.9%
Deposits – Internet time	1,319	(572)	—	—	747	-43.4%	-43.4%
Deposits – Time >$100,000 – retail	451,741	(67,614)	—	—	384,127	-15.0%	-15.0%
Deposits – Time <$100,000 – retail	425,230	(75,278)	—	—	349,952	-17.7%	-17.7%
Total deposits	$2,751,019	(55,113)	—	—	2,695,906	-2.0%	-2.0%

(1)	Excludes the impact of the transfer of loans from covered status to non-covered status on July 1, 2014 due to the expiration of one of our loss-sharing agreements, but includes growth or declines in these loans after date of transfer. Also, excludes the impact of acquisitions in the year of acquisition, but includes growth or declines in acquired operations after the date of acquisition.

In 2015, as derived from the table above, our total loans increased by $123 million, or 5.1%. During that period, we experienced internal growth in our non-covered loan portfolio of $148 million, or 6.5%, while our covered loans declined by $25 million, or 19.6%. We expect continued growth in our non-covered loan portfolio in 2016, as we have recently expanded into higher growth market areas, and we had experienced bankers join our company over the past twelve months. We expect our covered loans to continue to decline as a result of normal pay-downs, foreclosures, and charge-offs.

In 2014, as derived from the table above, our total loans decreased by $67 million, or 2.7%. The increase in the ending balance of our non-covered loan portfolio was due to the transfer of $39.7 million of loans from covered status to non-covered status on July 1, 2014 upon the scheduled expiration of one of our loss-sharing agreements on June 30, 2014. Excluding that transfer, we experienced a net decline in our non-covered loan portfolio of $24 million, or 1.1%, which we believe was due to slow economic recovery in many of the our market areas, as well as temporary pressures from new internal loan processes that we implemented in 2014 designed to enhance loan quality. Covered loans declined by $82.7 million during 2014, with approximately half of the decline due to the aforementioned transfer of loans to non-covered status and the other half as a result of normal pay-downs, foreclosures, and charge-offs.

During 2015, we experienced a net increase in total deposits of $115.4 million, or 4.3%, which resulted from significant growth in our low-cost core deposit accounts (checking, money market and savings) offsetting declines in our time deposit accounts. We experienced growth of $236.5 million in our core deposit accounts, compared to declines of $121.1 million in time deposits. As previously discussed, our net interest margin benefited from this shift.

During 2014, we experienced a net decline in total deposits of $55.1 million. Growth of $116 million in our core deposit accounts was more than offset by a $171 million decline in time deposits. With the low loan growth experienced in 2014, we were able to maintain pricing discipline on our rate sensitive deposits, which resulted in the loss of some of those balances.

Our overall liquidity decreased slightly in 2015 compared to 2014, primarily as a result of loan growth and the redemption of $63.5 million of our SBLF preferred stock. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased from 21.2% at December 31, 2014 to 19.7% at December 31, 2015.

Our capital ratios declined in 2015 primarily as a result of the aforementioned repayment of $63.5 million in SBLF stock. Earnings of $27 million during 2015 partially offset the impact of the repayment. All of our capital ratios have significantly exceeded the regulatory thresholds for “well-capitalized” status for all periods covered by this report. Our tangible common equity ratio was 8.13% at December 31, 2015, compared to 7.90% at December 31, 2014 and 7.46% at December 31, 2013.

At December 31, 2015, our non-covered nonperforming assets to total non-covered assets was 2.37% compared to 3.09% at December 31, 2014. The decrease is primarily due to on-going resolution of nonperforming assets and improving credit quality.

As it relates to our covered assets, it has now been over six years since we acquired Cooperative Bank and five years since we acquired The Bank of Asheville in failed bank acquisitions, and we have worked through many of the problem assets related to these acquisitions. Our covered nonperforming assets have steadily declined over the past two years from $71 million at December 31, 2013 to $19 million at December 31, 2014 to $12 million at December 31, 2015.

Distribution of Assets and Liabilities

Table 7 sets forth the percentage relationships of significant components of our balance sheet at December 31, 2015, 2014, and 2013.

Our balance sheet mix has remained relatively stable over the past three years. On the asset side, our interest-earning assets have increased while the FDIC indemnification asset and foreclosed real estate percentages have decreased. In 2015, we experienced growth in loans that resulted in loans increasing from 73% of total assets to 74% of total assets. In 2014, we experienced a net decline in loans resulting in loans decreasing from 76% of total assets to 73% of total assets. In 2014, we used a portion of our excess cash to invest in held to maturity securities, which increased from 2% of total assets to 6% of total assets.

On the liability side, as previously discussed, in 2015, we experienced a net increase in total deposits and continued to experience shifts from time deposits to our transaction accounts. We also obtained $70 million additional borrowings in 2015 to help fund the loan growth that we experienced during the year. In 2014, we experienced a net decline in total deposits. We also obtained $70 million in additional borrowings in 2014 to enhance our cash position and in anticipation of future loan growth, which resulted in borrowings increasing from 1% of total assets to 4% of total assets.

Shareholders’ equity decreased from 12% of total liabilities and shareholders’ equity at December 31, 2014 to 10% at December 31, 2015 as a result of redeeming $63.5 million in SBLF stock during the year.

Securities

Information regarding our securities portfolio as of December 31, 2015, 2014, and 2013 is presented in Tables 8 and 9.

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

Total securities amounted to $320.2 million, $336.7 million, and $223.1 million at December 31, 2015, 2014, and 2013, respectively. The decrease in securities in 2015 was primarily due to securities paydowns, maturities, and calls. The increase in securities during 2014 was the result of our late-2014 decision to invest approximately $125 million of excess cash into securities in an effort to increase our earning asset yield. The $125 million investment was made in the form of government enterprise mortgage-backed securities that had an average yield of 2.43%, an average life of 7.1 years and an average duration of 6.1 years. These securities were classified in the held to maturity category.

The majority of our “government-sponsored enterprise” securities carry one maturity date, often with an issuer call feature. At December 31, 2015, of the $19.0 million (carrying value) in government-sponsored enterprise securities, $7.0 million were issued by the Federal Home Loan Bank system, $9.0 million were issued by Freddie Mac/Fannie Mae, and the remaining $3.0 million were issued by the Federal Farm Credit Bank system.

Our $224.1 million in total mortgage-backed securities have all been issued by Freddie Mac, Fannie Mae, Ginnie Mae, or the Small Business Administration, each of which are government-sponsored corporations. We have no “private label” mortgage-backed securities. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.

At December 31, 2015, our $24.9 million investment in corporate bonds was comprised of the following:

($ in thousands) Issuer	Issuer Ratings		Maturity Date	Amortized Cost	Market Value
Bank of America	BBB+	(1)	1/11/2023	$5,021	4,939
Goldman Sachs	BBB+	(1)	1/22/2023	5,126	5,074
JP Morgan Chase	A-	(1)	1/25/2023	5,031	5,001
Citigroup	BBB+	(1)	3/1/2023	5,038	5,012
Financial Institutions, Inc.	BBB-	(2)	4/15/2030	4,000	3,980
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated		6/15/2034	1,000	940
Total investment in corporate bonds				$25,216	24,946

(1)	Ratings issued by S&P
(2)	Rating issued by Kroll Bond Rating (KBRA)

We have concluded that any unrealized losses associated with our corporate bonds are due to coupon rate considerations and not due to credit concerns.

We held $154.6 million in securities held to maturity at December 31, 2015, which had a fair value that exceeded their carrying value by $2.5 million. Approximately $102.5 million of the securities held to maturity are mortgage-backed securities that have been issued by either Freddie Mac or Fannie Mae. The remaining $52.1 million in securities held to maturity are comprised almost entirely of municipal bonds issued by state and local governments throughout our market area. We have only two municipal bonds with a denomination of $2 million or greater and we have no significant concentration of bond holdings from one government entity, with the single largest exposure to any one entity being $3.6 million. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

At December 31, 2015, 2014 and 2013, net unrealized losses of $1.2 million, $0.7 million and $2.0 million, respectively, were included in the carrying value of securities classified as available for sale. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates and the overall economic environment, not by concerns about the ability of the issuers to meet their obligations. Net unrealized losses, net of applicable deferred income taxes, of $0.7 million, $0.4 million, and $1.2 million have been reported as part of a separate component of shareholders’ equity (accumulated other comprehensive income) as of December 31, 2015, 2014, and 2013, respectively.

The weighted average taxable-equivalent yield for the securities available for sale portfolio was 2.23% at December 31, 2015. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 5.5 years.

The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 3.24% at December 31, 2015. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds, the expected life for mortgage-backed securities, and the maturity date for all other securities, was 4.0 years.

The following table provides the names of issuers for which the Company has investment securities totaling in excess of 10% of shareholders’ equity and the fair value and amortized cost of these investments as of December 31, 2015. All of these securities are issued by government sponsored corporations.

($ in thousands)
Issuer	Amortized Cost	Fair Value	% of Shareholders’ Equity
Freddie Mac	$80,835	80,525	23.6%
Fannie Mae	62,717	62,301	18.3%
Small Business Administration	46,592	45,864	13.6%
Ginnie Mae	43,838	43,623	12.8%
Total	$233,982	232,313

Loans

Table 10 provides a summary of the loan portfolio composition of our total loans at each of the past five year ends.

The loan portfolio is the largest category of our earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. We restrict virtually all of our lending to our 32 county market area, which is located in western, central and eastern North Carolina, four counties in southern Virginia and three counties in northeastern South Carolina. The diversity of the region’s economic base has historically provided a stable lending environment.

As previously discussed, in our acquisitions of Cooperative Bank and The Bank of Asheville, we entered into loss share agreements with the FDIC, which afforded us significant protection from losses on all loans and other real estate acquired in those acquisitions. Because of the loss protection provided by the FDIC, the financial risk of the Cooperative Bank and The Bank of Asheville loans became significantly different from assets not covered under the loss share agreements. Accordingly, we present separately loans subject to the FDIC loss share agreements as “covered loans” and loans that are not subject to the loss share agreements as “non-covered loans.” Table 10a presents a breakout of covered and non-covered loans as of December 31, 2015.

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

In 2015, loans outstanding increased $122.8 million, or 5.1% to $2.5 billion. The 2015 increase was primarily due to improved loan demand in our market areas, as well as the hiring of several experienced bankers during the year. In 2014, total loans outstanding decreased $67.0 million, or 2.7% to $2.4 billion. We believe that 2014 loan growth was impacted by a relatively slow economic recovery in many of the Company’s market areas, as well as temporary pressures from new internal loan processes that we implemented in 2014 designed to enhance loan quality. Additionally, total covered loans declined by $82.7 million in 2014 (see discussion above regarding a transfer to non-covered status).

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

Table 10 presents a five year history of loans outstanding by type. Real estate construction loans peaked at 23% of total loans in 2007 prior to the recession. These loans experienced the highest losses during the recession and, we, like many banks, tightened underwriting criteria for those loans during that period. As a result, our percentage of real estate construction loans to total loans steadily declined to 12% by December 31, 2013, where it has remained at each year end since. Residential real estate loans have declined from 34% of total loans at December 31, 2013 to 31% of total loans at December 31, 2015, as many customers have taken advantage of the historically low level of interest rates and refinanced their home loans with long-term fixed rate loans, which we typically sell in the secondary market. Commercial real estate loans as a percentage of total loans has increased steadily over the past five years and amounted to 38% of all loans at December 31, 2015. We participated in the Small Business Fund beginning in 2011, which provided monetary incentives for our bank to originate small business loans, which we typically secure with real estate collateral. Additionally, during 2015, we hired several experienced community bankers who originated a significant amount of business loans secured by real estate. Our emphasis on this type of loan is consistent with our community banking strategy.

Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 14% of our accruing loans outstanding at December 31, 2015 mature within one year and 58% of total loans mature within five years. As of December 31, 2015, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 33% and 67%, respectively. We intentionally make a blend of fixed and variable rate loans so as to reduce interest rate risk. The mix of fixed rate loans has steadily increased over the past several years because many borrowers desire to lock in an interest rate during the historically low interest rate environment that has been in effect. While this presents risk to our company if interest rates rise, we measure our interest rate risk closely and, as discussed in the section “Interest Rate Risk” below, we do not believe that an increase in interest rates would materially negatively impact our net interest income.

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

Due largely to the economic downturn that began in late 2007 and continued to worsen over succeeding years, we experienced significant increases in our non-covered nonperforming assets, with total non-covered nonperforming assets rising steadily from $11 million at December 31, 2007 to a peak of $146 million at September 30, 2012.

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

As a result of the above actions, our non-covered nonperforming assets decreased from their peak level of $146 million at September 30, 2012 to $106 million at December 31, 2012, which reflects the write-downs of the loans and foreclosed properties, to $83 million at March 31, 2013, which reflects the completion of the January 2013 loan sale. Non-covered nonperforming assets amounted to $95 million at December 31, 2014 compared to $82 million at December 31, 2013. As discussed above, during 2014, we transferred approximately $15 million in nonperforming assets from covered status to non-covered status, which caused the increase from 2013 to 2014. At December 31, 2015, non-covered nonperforming assets amounted to $77.2 million, a decrease of $18.1 million from December 31, 2014. The decline in non-covered nonperforming assets is primarily due to on-going resolution of nonperforming assets and improving credit quality. At December 31, 2015, the ratio of non-covered nonperforming assets to total non-covered assets was 2.37% compared to 3.09% and 2.78% at December 31, 2014 and 2013, respectively.

Total covered nonperforming assets have significantly declined during the past two years, amounting to $12.1 million at December 31, 2015 compared to $18.7 million and $70.6 million at December 31, 2014 and 2013, respectively, with $15 million of the 2014 decline attributable to the transfer to non-covered status. Within this category, foreclosed real estate has declined to $0.8 million compared to $2.4 million at December 31, 2014 and $24.5 million at December 31, 2013. The Company continues to experience good property sales activity, particularly along the North Carolina coast, where most of the Company’s covered foreclosed properties are located.

Table 12a presents our nonperforming assets at December 31, 2015 by general geographic region and further segregated into “covered” nonperforming assets and “non-covered” nonperforming assets.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end, as classified for regulatory purposes:

($ in thousands)	At December 31, 2015 (1)	At December 31, 2014 (1)
Commercial, financial, and agricultural	$2,964	3,575
Real estate – construction, land development, and other land loans	4,704	10,079
Real estate – mortgage – residential (1-4 family) first mortgages	23,829	26,916
Real estate – mortgage – home equity loans/lines of credit	3,525	4,214
Real estate – mortgage – commercial and other	12,571	15,190
Installment loans to individuals	217	600
Total nonaccrual loans	$47,810	60,574

(1)	Includes both covered and non-covered loans.

The following segregates our nonaccrual loans at December 31, 2015 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$—	2,964	2,964
Real estate – construction, land development, and other land loans	52	4,652	4,704
Real estate – mortgage – residential (1-4 family) first mortgages	5,007	18,822	23,829
Real estate – mortgage – home equity loans/lines of credit	383	3,142	3,525
Real estate – mortgage – commercial and other	2,374	10,197	12,571
Installment loans to individuals	—	217	217
Total nonaccrual loans	$7,816	39,994	47,810

The following segregates our nonaccrual loans at December 31, 2014 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$104	3,471	3,575
Real estate – construction, land development, and other land loans	1,140	8,939	10,079
Real estate – mortgage – residential (1-4 family) first mortgages	7,724	19,192	26,916
Real estate – mortgage – home equity loans/lines of credit	339	3,875	4,214
Real estate – mortgage – commercial and other	1,201	13,989	15,190
Installment loans to individuals	—	600	600
Total nonaccrual loans	$10,508	50,066	60,574

The nonaccrual tables above generally indicate that we experienced decreases in all categories of nonaccrual loans, with the “real estate – construction” category experiencing the largest decline. The decline in nonaccrual loans is due to our on-going focus to resolve our nonperforming loans and improving credit quality.

Management routinely monitors the status of certain large loans that, in management’s opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above, management believes that an estimated $5 million of non-covered loans and $1 million of covered loans that were performing in accordance with their contractual terms at December 31, 2015 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2015 (see discussion below).

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

We provide additional information regarding the classification status of our loans in tables contained in Note 4 to our consolidated financial statements. As it relates to non-covered loans, those tables indicate that from December 31, 2014 to December 31, 2015 our asset quality improved, with total non-covered classified and nonaccrual loans decreasing from $125 million at December 31, 2014 to $102 million at December 31, 2015.

Foreclosed real estate includes primarily foreclosed properties. Non-covered foreclosed real estate amounted to $9.2 million, $9.8 million, and $12.3 million at December 31, 2015, 2014, and 2013, respectively. Foreclosed property levels have steadily declined in a manner consistent with our strategy implemented in 2012 to accelerate the disposition of foreclosed properties.

At December 31, 2015, 2014 and 2013, we also held $0.8 million, $2.4 million, and $24.5 million, respectively, in foreclosed real estate subject to loss share agreements with the FDIC. The declines in 2014 and 2015 were primarily due to sales of these foreclosed properties as a result of increased property sales activity, particularly along the North Carolina coast, where most of our covered foreclosed properties are located.

The following table presents the detail of our foreclosed real estate at each of the past two year ends:

	At December 31, 2015 (1)	At December 31, 2014 (1)
Vacant land	$3,867	4,964
1-4 family residential properties	3,789	2,878
Commercial real estate	2,338	4,279
Total foreclosed real estate	$9,994	12,121
(1)	Includes both covered and non-covered real estate.

The following segregates our foreclosed real estate at December 31, 2015 into covered and non-covered:

	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$277	3,590	3,867
1-4 family residential properties	247	3,542	3,789
Commercial real estate	282	2,056	2,338
Total foreclosed real estate	$806	9,188	9,994

The following segregates our foreclosed real estate at December 31, 2014 into covered and non-covered:

	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$639	4,325	4,964
1-4 family residential properties	866	2,012	2,878
Commercial real estate	845	3,434	4,279
Total foreclosed real estate	$2,350	9,771	12,121

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

The factors that influence management’s judgment in determining the amount charged to operating expense include recent loan loss experience, composition of the loan portfolio, evaluation of probable inherent losses and current economic conditions.

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

The allowance for loan losses amounted to $28.6 million at December 31, 2015 compared to $40.6 million at December 31, 2014 and $48.5 million at December 31, 2013. At December 31, 2015, 2014, and 2013, $1.8 million, $2.3 million, and $4.2 million, respectively, of the allowance for loan losses is attributable to covered loans that have exhibited credit quality deterioration due to lower collateral valuations, while the allowance for loan losses for non-covered loans amounted to $26.8 million, $38.3 million, and $44.3 million, respectively, at those dates.

Our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. The final periods of high net charge-offs we experienced during the peak of the recession dropped out of the analysis in 2015 and were replaced by the more modest levels of net charge-offs now being experienced. The fourth quarter of 2015 marked our twelfth consecutive quarter of annualized net charge-offs related to non-covered loans being less than 1.00%, whereas at the peak of the recession, that ratio was frequently over 1.00%. Accordingly, the relatively low provision for non-covered loans recorded in 2015 resulted in our non-covered allowance for loan loss declining to a more normalized level following the elevated amounts we maintained during and immediately following the recession. In 2016, we expect that it is likely we will record a higher amount of provision for loan losses than we did in 2015, as we provide for on-going loan charge-offs and expected new loan growth.

The ratio of the allowance for non-covered loan losses to non-covered loans was 1.11%, 1.69%, and 1.96%, as of December 31, 2015, 2014, and 2013, respectively. The decline in this ratio during 2015 was the result of $13.6 million in net charge-offs recorded that reduced the allowance for loan losses and which significantly exceeded the $2.0 million added to the allowance for loan losses via provisions for loan losses.

Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The amount of the unallocated portion of the allowance for loan losses did not vary materially at any of the past three year ends. The allowance for loan losses is available to absorb losses in all categories. Table 13a segregates the allocation of the allowance for loan losses as of December 31, 2015 and 2014 into covered and non-covered categories.

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

Table 14a presents a detailed rollforward of the 2015 and 2014 activity for the allowance for loan losses segregated into covered and non-covered activity.

Net loan charge-offs of non-covered loans amounted to $13.6 million in 2015, $14.7 million in 2014, and $15.6 million in 2013. Net non-covered charge-offs as a percentage of average non-covered loans represented 0.58%, 0.65%, and 0.72% during 2015, 2014, and 2013, respectively. The trend of lower net charge-offs is associated with lower levels of nonperforming loans that have been impacted with improvements in the economy and real estate prices.

We recorded ($2.3 million), $3.3 million, and $12.9 million in net charge-offs (recoveries) of covered loans during 2015, 2014, and 2013, respectively. In 2015, we received recoveries of $3.6 million, which more than offset charge-offs of $1.3 million. The significant improvements in 2015 and 2014 were primarily a result of lower levels of classified covered loans.

Deposits

At December 31, 2015, deposits outstanding amounted to $2.811 billion, an increase of $115 million from the $2.696 billion at December 31, 2014. During 2015 we experienced strong growth in our noninterest-bearing and interest-bearing checking accounts, and declines in our higher cost time deposits, including brokered time deposits and internet time deposits.

At December 31, 2014, deposits outstanding amounted to $2.696 billion, a decrease of $55 million from the $2.751 billion at December 31, 2013. Similar to 2015, during 2014, we experienced strong growth in our noninterest-bearing and interest-bearing checking accounts. However, these increases were offset by declines in our higher cost time deposits, including brokered time deposits and internet time deposits. We were able to lessen our reliance on higher-cost time deposits due to the continued growth in our transaction accounts and cash generated from our FDIC loss-share reimbursements and sales of foreclosed properties.

The nature of our deposit growth is illustrated in the table on page 55. The following table reflects the mix of our deposits at each of the past three year ends:

	2015	2014	2013
Noninterest-bearing checking accounts	23%	21%	18%
Interest-bearing checking accounts	22%	22%	20%
Money market deposits	23%	20%	20%
Savings deposits	7%	7%	6%
Brokered deposits	3%	3%	4%
Internet deposits	0%	0%	0%
Time deposits > $100,000 – retail	12%	14%	16%
Time deposits < $100,000 – retail	10%	13%	16%
Total deposits	100%	100%	100%

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

Table 15 presents the average amounts of our deposits and the average yield paid for those deposits for the years ended December 31, 2015, 2014, and 2013.

As of December 31, 2015, we held approximately $403.5 million in time deposits of $100,000 or more. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2015. This table shows that 81% of our time deposits greater than $100,000 mature within one year.

At each of the past three year ends, we have no deposits issued through foreign offices, nor do we believe that we held any deposits by foreign depositors.

Borrowings

Our borrowings outstanding totaled $186.4 million at December 31, 2015, $116.4 million at December 31, 2014 and $46.4 million at December 31, 2013. In 2015, we obtained new borrowings of $70 million from a low cost funding source to help support our loan growth experienced during the year. In 2014, we obtained new borrowings of $70 million from a low cost funding source in order to enhance our cash position and in anticipation of future loan growth.

Table 2 shows that average borrowings were $149.8 million in 2015, $99.4 million in 2014, and $46.4 million in 2013.

At December 31, 2015, the Company had four sources of readily available borrowing capacity – 1) an approximately $589 million line of credit with the FHLB, of which $140 million and $70 million was outstanding at December 31, 2015 and 2014, respectively, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2015 or 2014, and 3) a $35 million federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2015, and 4) an approximately $88 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2015 or 2014.

Our line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio. For the year ended December 31, 2015, the average amount of FHLB borrowings outstanding was approximately $103 million with a weighted average interest rate for the year of 0.54%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2015 was $180 million. For the year ended December 31, 2014, the average amount of FHLB borrowings outstanding was approximately $53 million with a weighted average interest rate for the year of 0.27%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2014 was $70 million.

In addition to any outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, our borrowing capacity was further reduced by $193 million at both December 31, 2015 and 2014, as a result of our pledging letters of credit backed by the FHLB for public deposits at each of those dates.

Our two correspondent bank relationships allow us to purchase up to $50 million and $35 million in federal funds on an overnight, unsecured basis (federal funds purchased). We had no borrowings under these lines at December 31, 2015 or 2014. There were no federal funds purchased outstanding at any month-end during 2015 or 2014.

We also have a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans). Based on the collateral that we owned as of December 31, 2015, the available line of credit was approximately $88 million. At December 31, 2015 and 2014, we had no borrowings outstanding under this line. The maximum amount of FRB borrowings outstanding at any month-end during 2015 or 2014 was $0 and $20 million, respectively.

In addition to the lines of credit described above, we also had a total of $46.4 million in trust preferred security debt outstanding at December 31, 2015 and 2014. We have initiated three trust preferred security issuances since 2002 totaling $67.0 million, with one of those issuances for $20.6 million being redeemed in 2007. These borrowings each have 30 year final maturities and were structured in a manner that allows them to qualify as capital for regulatory capital adequacy requirements. We may call these debt securities at par on any quarterly interest payment date five years after their issue date. We issued $20.6 million of this debt on October 29, 2002 (which we called in 2007), an additional $20.6 million on December 19, 2003, and $25.8 million on April 13, 2006. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70% for the securities issued in 2003, and three-month LIBOR plus 1.39% for the securities issued in 2006.

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

As noted above, in addition to internally generated liquidity sources, at December 31, 2015, we had the ability to obtain borrowings from the following three sources – 1) an approximately $589 million line of credit with the FHLB, 2) a $50 million overnight federal funds line of credit with a correspondent bank, 3) a $35 million federal funds line with a correspondent bank, and 4) an approximately $88 million line of credit through the FRB’s discount window.

Our overall liquidity decreased slightly in 2015 compared to 2014 due primarily to loan growth and the redemption of the $63.5 million in SBLF stock. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased from 21.2% at December 31, 2014 to 19.7% at December 31, 2015.

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

Table 18 reflects our contractual obligations and other commercial commitments outstanding as of December 31, 2015. Any of our $140 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in our condition or if our qualifying collateral is less than the amount required under the terms of the borrowing agreement.

In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. The following table presents a summary of our outstanding loan commitments as of December 31, 2015:

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$81	156	237
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	69	218	287
Total	$150	374	524

At December 31, 2015 and 2014, we also had $13.1 million and $14.1 million, respectively, in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is that of a guarantee made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral. Over the past two years, we have had to honor only a few standby letters of credit, none of which resulted in any loss to the Company. We expect any draws under existing commitments to be funded through normal operations.

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

Capital Resources and Shareholders’ Equity

Shareholders’ equity at December 31, 2015 amounted to $342.2 million compared to $387.7 million at December 31, 2014 and $371.9 million at December 31, 2013. The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decreases shareholders’ equity. Additionally, any stock issuances (redemptions) can significantly increase (decrease) shareholders’ equity.

In 2015, the most significant factors that impacted our equity were 1) the $63.5 million redemption of our Series B Preferred Stock issued to the U.S. Treasury in 2011 under the Small Business Lending Fund, which reduced equity (see Note 19 to our consolidated financial statements), 2) the $27.0 million net income reported for 2015, which increased equity, 3) common stock dividends declared of $6.3 million, which reduced equity. Another factor negatively impacting equity in 2015 was a $2.7 million decrease in accumulated other comprehensive income that was caused primarily by an increase in our pension liability. The increase in the pension liability was primarily due to underperformance of our pension plan assets during 2015 (see Note 12 to the consolidated financial statements). See the Consolidated Statements of Shareholders’ Equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.

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

At December 31, 2014 and 2013, we had $63.5 million in Series B Preferred Stock that was issued in 2011 to the U.S. Treasury. This stock qualified as Tier I capital under all current and proposed regulatory rules. For 2013 and 2014, we paid preferred dividends on that stock at an annual rate of 1%. In June 2015, we redeemed $32.5 million in the Series B Preferred Stock and in October 2015, we redeemed the remaining $31 million outstanding (see additional discussion in Note 19 to the consolidated financial statements).

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

The Company and the Bank must comply with regulatory capital requirements established by the Federal Reserve System (the “FED”). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

In 2013, the FED approved final rules implementing the Basel Committee on Banking Supervision capital guidelines, referred to a “Basel III.” The final rules established a new “Common Equity Tier I” ratio; new higher capital ratio requirements, including a capital conservation buffer; narrowed the definitions of capital; imposed new operating restrictions on banking organizations with insufficient capital buffers; and increased the risk weighting of certain assets. The final rules became effective January 1, 2015 for the Company.

Common Equity Tier I capital (“CET1”) is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier I capital is comprised of Common Equity Tier I capital plus Additional Tier I capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in FRB regulations.

Under the Basel III Capital Rules, the following are the initial minimum capital ratios applicable to the Company and the Bank as of January 1, 2015:

•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier I capital (that is, CET1 plus Additional Tier I capital) to risk-weighted assets;
•	8.0% total capital (that is, Tier I capital plus Tier II capital) to risk-weighted assets; and
•	4.0% Tier I leverage ratio (that is Tier I capital to quarterly average total assets.

The Basel III Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Thus, when fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain this additional capital conservation buffer of 2.5% of CET1, resulting in the following minimum capital ratios:

•	4.5% CET1 to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%;
•	6.0% Tier I capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum Tier I capital ratio of at least 8.5%;
•	8.0% total capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of at least 10.5%; and
•	4.0% Tier I leverage ratio

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank’s classification as “well capitalized.” The specific guidelines as of January 1, 2015 are as follows –

•	Common Equity Tier I Capital Ratio of at least 6.50%;
•	Tier I Capital Ratio of at least 8.00%;
•	Total Capital Ratio of at least 10.00%; and a
•	Leverage Ratio of at least 5.00%

If a bank falls below “well capitalized” status in any of these three ratios, it must ask for FDIC permission to originate or renew brokered deposits. The Bank’s regulatory ratios exceeded the threshold for “well-capitalized” status at December 31, 2015, 2014, and 2013 – see Note 16 to the consolidated financial statements for a table that presents the Bank’s regulatory ratios.

Table 21 presents our regulatory capital ratios as of December 31, 2015, 2014, and 2013. All of our capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

In this economic environment, our goal is to maintain our capital ratios at levels at least 200 basis points higher than the “well-capitalized” thresholds set for banks. At December 31, 2015, our total risk-based capital ratio was 14.45% compared to the 10.00% “well-capitalized” threshold.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 8.13% at December 31, 2015 compared to 7.90% at December 31, 2014.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivatives activities through December 31, 2015 and have no current plans to do so.

Return on Assets and Equity

Table 20 shows return on average assets (net income available to common shareholders divided by average total assets), return on average common equity (net income available to common shareholders divided by average common shareholders’ equity), dividend payout ratio (dividends per share divided by net income per common share) and shareholders’ equity to assets ratio (average total shareholders’ equity divided by average total assets) for each of the years in the three-year period ended December 31, 2015.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.13% (realized in 2015) to a high of 4.92% (realized in 2013). During that five year period, the prime rate of interest has consistently remained at 3.25% (the rate increased to 3.50% on December 17, 2015). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At December 31, 2015, approximately 76% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Table 17 sets forth our interest rate sensitivity analysis as of December 31, 2015, using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by this table, at December 31, 2015, we had $961 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2015 are deposits totaling $1.45 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. As a result of the prolonged negative/fragile economic environment, the Federal Reserve took steps to suppress long-term interest rates in an effort to boost the housing market, increase employment, and stimulate the economy, which resulted in a flat interest rate curve. A flat interest rate curve is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which pressures our net interest margin.

While there have been periods in the last few years that the yield curve has steepened somewhat, it currently remains relatively flat. This flat yield curve and the intense competition for high-quality loans in our market areas have limited our ability to charge higher rates on loans, and thus we continue to experience downward pressure on our loan yields and net interest margin.

As it relates to deposits, the Federal Reserve made no changes to the short term interest rates it sets directly from 2008 until mid-December 2015, and since that time we have been able to reprice many of our maturing time deposits at lower interest rates. We have also been able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as short-term rates are already near zero and with the Federal Reserve recently increasing short-term interest rates by 25 bps, it is unlikely that we will be able to continue the trend of reducing our funding costs in the same proportion as experienced in recent years.

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $4.8 million and $16.0 million for 2015 and 2014, respectively, is less predictable and can be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. However, with the remaining loan discount on accruing loans having naturally declined since inception, amounting to only $13.1 million at December 31, 2015 (compared to $17.6 million a year earlier), we expect that loan discount accretion, and the related indemnification asset expense associated with the accretion, will again decline in 2016. If that occurs, our net interest margin will be negatively impacted and our noninterest income will be positively impacted (due to the lower indemnification asset expense).

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2016 (federal funds rate = 0.50%, prime = 3.50%), we project that our net interest margin for 2016 will experience additional compression. We expect loan yields to continue to trend downwards, while many of our deposit products already have interest rates near zero.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk.”

Table 1 Selected Consolidated Financial Data

($ in thousands, except per share	Year Ended December 31,
and nonfinancial data)	2015	2014	2013	2012	2011
Income Statement Data
Interest income	$126,655	139,832	147,511	152,520	155,768
Interest expense	6,908	8,223	10,985	17,320	23,565
Net interest income	119,747	131,609	136,526	135,200	132,203
Provision (reversal) for loan losses	(780)	10,195	30,616	79,672	41,301
Net interest income after provision	120,527	121,414	105,910	55,528	90,902
Noninterest income	18,764	14,368	23,489	1,389	26,216
Noninterest expense	98,131	97,251	96,619	97,275	96,106
Income (loss) before income taxes	41,160	38,531	32,780	(40,358)	21,012
Income taxes (benefit)	14,126	13,535	12,081	(16,952)	7,370
Net income (loss)	27,034	24,996	20,699	(23,406)	13,642
Preferred stock dividends	(603)	(868)	(895)	(2,809)	(3,234)
Accretion of preferred stock discount	—	—	—	—	(2,932)
Net income (loss) available to common shareholders	26,431	24,128	19,804	(26,215)	7,476

Earnings (loss) per common share – basic	1.34	1.22	1.01	(1.54)	0.44
Earnings (loss) per common share – diluted	1.30	1.19	0.98	(1.54)	0.44

Per Share Data (Common)
Cash dividends declared – common	$0.32	0.32	0.32	0.32	0.32
Market Price
High	19.92	19.65	17.39	13.40	16.89
Low	15.00	15.55	11.98	7.68	8.05
Close	18.74	18.47	16.62	12.82	11.15
Stated book value – common	16.96	16.08	15.30	14.51	16.66
Tangible book value – common	13.56	12.63	11.81	11.00	12.53

Selected Balance Sheet Data (at year end)
Total assets	$3,362,065	3,218,383	3,185,070	3,244,910	3,290,474
Loans – non-covered	2,416,285	2,268,580	2,252,885	2,094,143	2,069,152
Loans – covered	102,641	127,594	210,309	282,314	361,234
Total loans	2,518,926	2,396,174	2,463,194	2,376,457	2,430,386
Allowance for loan losses	28,583	40,626	48,505	46,402	41,418
Intangible assets	67,171	67,893	68,669	68,943	69,732
Deposits	2,811,285	2,695,906	2,751,019	2,821,360	2,755,037
Borrowings	186,394	116,394	46,394	46,394	133,925
Total shareholders’ equity	342,190	387,699	371,922	356,117	345,150

Selected Average Balances
Assets	$3,230,302	3,219,915	3,208,458	3,311,289	3,315,045
Loans – non-covered	2,320,503	2,274,554	2,175,023	2,114,489	2,051,677
Loans – covered	114,099	159,777	244,656	322,508	410,318
Total loans	2,434,602	2,434,331	2,419,679	2,436,997	2,461,995
Earning assets	2,936,624	2,907,098	2,805,112	2,857,541	2,834,938
Deposits	2,687,381	2,723,758	2,779,032	2,809,357	2,758,022
Interest-bearing liabilities	2,218,246	2,294,330	2,380,747	2,553,175	2,606,450
Shareholders’ equity	376,287	383,055	362,770	345,981	353,588

Ratios
Return on average assets	0.82%	0.75%	0.62%	(0.79% )	0.23%
Return on average common equity	8.04%	7.73%	6.78%	(9.29% )	2.59%
Net interest margin (taxable-equivalent basis)	4.13%	4.58%	4.92%	4.78%	4.72%
Tangible common equity to tangible assets	8.13%	7.90%	7.46%	6.81%	6.58%
Loans to deposits at year end	89.60%	88.88%	89.54%	84.23%	88.22%
Allowance for loan losses to total loans	1.13%	1.70%	1.97%	1.95%	1.70%
Allowance for loan losses to total loans – non-covered	1.11%	1.69%	1.96%	1.99%	1.72%
Nonperforming assets to total assets at year end	2.66%	3.54%	4.79%	6.24%	8.00%
Nonperforming assets to total assets – non-covered	2.37%	3.09%	2.78%	3.64%	4.30%
Net charge-offs to average total loans	0.46%	0.74%	1.18%	3.06%	2.00%
Net charge-offs to average total loans – non-covered	0.58%	0.65%	0.72%	3.02%	1.52%

Nonfinancial Data – number of branches	88	87	96	97	97
Nonfinancial Data – number of employees (FTEs)	812	798	855	831	830

Table 2 Average Balances and Net Interest Income Analysis

	Year Ended December 31,
	2015			2014			2013
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$2,434,602	4.84%	$117,872	$2,434,331	5.49%	$133,641	$2,419,679	5.85%	$141,616
Taxable securities	296,181	2.13%	6,296	167,844	2.06%	3,461	175,184	1.95%	3,410
Non-taxable securities (3)	52,449	6.60%	3,463	53,888	6.28%	3,383	54,785	6.22%	3,410
Short-term investments, primarily overnight funds	153,392	0.43%	658	251,035	0.34%	849	155,464	0.38%	586
Total interest- earning assets	2,936,624	4.37%	128,289	2,907,098	4.86%	141,334	2,805,112	5.31%	149,022
Cash and due from banks	61,212			81,290			80,659
Bank premises and equipment, net	75,452			76,463			77,252
Other assets	157,014			155,064			245,435
Total assets	$3,230,302			$3,219,915			$3,208,458

Liabilities and Equity
Interest-bearing checking accounts	$568,329	0.06%	$335	$535,738	0.06%	$322	$530,566	0.09%	$476
Money market accounts	582,407	0.13%	765	552,940	0.11%	630	560,809	0.16%	900
Savings accounts	184,821	0.05%	92	176,362	0.05%	88	166,388	0.07%	117
Time deposits >$100,000	410,692	0.70%	2,856	542,303	0.81%	4,373	607,028	0.96%	5,825
Other time deposits	322,205	0.39%	1,271	387,607	0.43%	1,659	469,562	0.56%	2,642
Total interest-bearing deposits	2,068,454	0.26%	5,319	2,194,950	0.32%	7,072	2,334,353	0.43%	9,960
Borrowings	149,792	1.06%	1,589	99,380	1.16%	1,151	46,394	2.21%	1,025
Total interest- bearing liabilities	2,218,246	0.31%	6,908	2,294,330	0.36%	8,223	2,380,747	0.46%	10,985
Noninterest-bearing checking accounts	618,927			528,808			444,679
Other liabilities	16,842			13,722			20,262
Shareholders’ equity	376,287			383,055			362,770
Total liabilities and shareholders’ equity	$3,230,302			$3,219,915			$3,208,458
Net yield on interest- earning assets and net interest income		4.13%	$121,381		4.58%	$133,111		4.92%	$138,037
Interest rate spread		4.06%			4.50%			4.85%

Average prime rate		3.26%			3.25%			3.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees (costs) in the amounts of ($39,000), $143,700, and ($192,900) for 2015, 2014, and 2013, respectively.
(2)	Includes accretion of discount on covered loans of $4,751,000, $16,009,000, and $20,200,000 in 2015, 2014, and 2013, respectively.
(3)	Includes tax-equivalent adjustments of $1,634,000, $1,502,000, and $1,511,000 in 2015, 2014, and 2013, respectively, to reflect the federal and state tax benefit of the tax-exempt securities (using a 39% combined tax rate), reduced by the related nondeductible portion of interest expense.

Table 3 Volume and Rate Variance Analysis

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income (tax-equivalent):
Loans	$14	(15,783)	(15,769)	831	(8,806)	(7,975)
Taxable securities	2,687	148	2,835	(147)	198	51
Non-taxable securities	(93)	173	80	(56)	29	(27)
Short-term investments, primarily overnight funds	(375)	184	(191)	342	(79)	263
Total interest income	2,233	(15,278)	(13,045)	970	(8,658)	(7,688)

Interest expense:
Interest-bearing checking accounts	19	(6)	13	4	(158)	(154)
Money market accounts	36	99	135	(11)	(259)	(270)
Savings accounts	4	—	4	6	(35)	(29)
Time deposits >$100,000	(988)	(529)	(1,517)	(572)	(880)	(1,452)
Other time deposits	(269)	(119)	(388)	(406)	(577)	(983)
Total interest-bearing deposits	(1,198)	(555)	(1,753)	(979)	(1,909)	(2,888)
Borrowings	559	(121)	438	892	(766)	126
Total interest expense	(639)	(676)	(1,315)	(87)	(2,675)	(2,762)

Net interest income (tax-equivalent)	$2,872	(14,602)	(11,730)	1,057	(5,983)	(4,926)

Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4 Noninterest Income

	Year Ended December 31,
($ in thousands)	2015	2014	2013

Service charges on deposit accounts	$11,648	13,706	12,752
Other service charges, commissions, and fees	10,906	10,019	9,318
Fees from presold mortgages	2,532	2,726	2,907
Commissions from sales of insurance and financial products	2,580	2,733	2,132
Bank owned life insurance income	1,665	1,311	1,120
Total core noninterest income	29,331	30,495	28,229
Foreclosed property gains (losses) – non-covered	(2,504)	(1,924)	1,333
Foreclosed property gains (losses) – covered	1,018	(1,919)	367
FDIC Indemnification asset income (expense), net	(8,615)	(12,842)	(6,824)
Securities gains (losses), net	(1)	786	532
Other gains (losses), net	(465)	(228)	(148)
Total	$18,764	14,368	23,489

Table 5 Noninterest Expenses

	Year Ended December 31,
($ in thousands)	2015	2014	2013

Salaries	$47,660	46,071	45,120
Employee benefits	9,134	9,086	9,644
Total personnel expense	56,794	55,157	54,764
Occupancy expense	7,358	7,362	7,123
Equipment related expenses	3,749	3,931	4,364
Amortization of intangible assets	722	777	860
FDIC insurance expense	2,394	3,988	2,803
Repossession and collection expenses – non-covered	2,167	2,092	2,216
Repossession and collection expenses – covered, net of FDIC reimbursements	(54)	(861)	1,142
Telephone and data lines	2,133	1,988	1,489
Stationery and supplies	2,039	1,710	2,078
Data processing expense	1,935	1,654	—
Dues and subscription expense	1,710	1,717	1,583
Legal and audit	1,689	1,955	1,204
Outside consultants	1,677	1,663	2,460
Non-credit losses	360	309	426
Severance expenses	221	512	1,895
Branch consolidation expense	—	976	—
Other operating expenses	13,237	12,321	12,212
Total	$98,131	97,251	96,619

Table 6 Income Taxes

($ in thousands)		2015	2014	2013

Current	- Federal	$9,149	1,316	9,812
	- State	1,436	903	(467)
Deferred	- Federal	3,205	10,104	168
	- State	336	1,212	2,568
Total tax expense		$14,126	13,535	12,081

Effective tax rate		34.3%	35.1%	36.9%

Table 7 Distribution of Assets and Liabilities

	As of December 31,
	2015	2014	2013
Assets
Interest-earning assets
Net loans	74%	73%	76%
Securities available for sale	5	5	6
Securities held to maturity	5	6	2
Short term investments	7	5	4
Total interest-earning assets	91	89	88

Noninterest-earning assets
Cash and due from banks	2	3	3
Premises and equipment	2	2	2
FDIC indemnification asset	—	1	2
Intangible assets	2	2	2
Foreclosed real estate	—	—	1
Bank-owned life insurance	2	2	1
Other assets	1	1	1
Total assets	100%	100%	100%

Liabilities and shareholders’ equity
Noninterest-bearing checking accounts	20%	17%	15%
Interest-bearing checking accounts	19	18	18
Money market accounts	19	17	17
Savings accounts	5	6	5
Time deposits of $100,000 or more	12	15	18
Other time deposits	9	11	13
Total deposits	84	84	86
Borrowings	5	4	1
Accrued expenses and other liabilities	1	—	1
Total liabilities	90	88	88

Shareholders’ equity	10	12	12
Total liabilities and shareholders’ equity	100%	100%	100%

Table 8 Securities Portfolio Composition

	As of December 31,
($ in thousands)	2015	2014	2013
Securities available for sale:
Government-sponsored enterprise securities	$18,972	27,521	18,245
Mortgage-backed securities	121,553	129,510	147,187
Corporate bonds	24,946	865	3,598
Equity securities	143	122	117
Total securities available for sale	165,614	158,018	169,147

Securities held to maturity:
Mortgage-backed securities	102,509	124,924	—
State and local governments	52,101	53,763	53,995
Total securities held to maturity	154,610	178,687	53,995

Total securities	$320,224	336,705	223,142

Average total securities during year	$348,630	221,732	229,969

Table 9 Securities Portfolio Maturity Schedule

	As of December 31,
	2015
($ in thousands)	Book Value	Fair Value	Book Yield (1)
Securities available for sale:

Government-sponsored enterprise securities
Due after one but within five years	$19,000	18,972	1.85%
Total	19,000	18,972	1.85%

Mortgage-backed securities (2)
Due within one year	500	513	2.25%
Due after one but within five years	75,702	75,389	1.90%
Due after five but within ten years	41,023	40,401	2.00%
Due after ten years	5,249	5,250	3.37%
Total	122,474	121,553	2.00%

Corporate debt securities
Due after five but within ten years	20,216	20,026	3.20%
Due after ten years	5,000	4,920	5.35%
Total	25,216	24,946	3.63%

Equity securities	88	143	2.05%

Total securities available for sale
Due within one year	500	513	2.25%
Due after one but within five years	94,702	94,361	1.89%
Due after five but within ten years	61,239	60,427	2.40%
Due after ten years	10,249	10,170	4.34%
Equity securities	88	143	2.05%
Total	$166,778	165,614	2.23%

Securities held to maturity:

Mortgage-backed securities (2)
Due after one but within five years	$76,289	75,720	1.88%
Due after five but within ten years	26,220	26,047	2.46%
Total	102,509	101,767	2.03%

State and local governments
Due within one year	835	839	5.58%
Due after one but within five years	12,549	13,190	5.54%
Due after five but within ten years	37,286	39,919	5.69%
Due after ten years	1,431	1,431	4.52%
Total securities held to maturity	52,101	55,379	5.62%

Total securities held to maturity
Due within one year	835	839	5.58%
Due after one but within five years	88,838	88,910	2.40%
Due after five but within ten years	63,506	65,966	4.36%
Due after ten years	1,431	1,431	4.52%
Total	$154,610	157,146	3.24%
(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 39% tax rate.
(2)	Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.

Table 10 Loan Portfolio Composition

	As of December 31,
	2015		2014		2013		2012		2011
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$202,671	8%	$160,878	7%	$168,469	7%	$160,790	7%	$162,099	7%
Real estate – construction, land development & other land loans	308,969	12%	288,148	12%	305,246	12%	298,458	13%	363,079	15%
Real estate – mortgage – residential (1-4 family) first mortgages	768,559	31%	789,871	33%	838,862	34%	815,281	34%	805,542	33%
Real estate – mortgage – home equity loans / lines of credit	232,601	9%	223,500	9%	227,907	9%	238,925	10%	256,509	11%
Real estate – mortgage – commercial and other	957,587	38%	882,127	37%	855,249	35%	789,746	33%	762,895	31%
Installment loans to individuals	47,666	2%	50,704	2%	66,533	3%	71,933	3%	78,982	3%
Loans, gross	2,518,053	100%	2,395,228	100%	2,462,266	100%	2,375,133	100%	2,429,106	100%
Unamortized net deferred loan costs	873		946		928		1,324		1,280
Total loans (1)	$2,518,926		$2,396,174		$2,463,194		$2,376,457		$2,430,386
(1) Excludes loans held for sale at December 31, 2012

Table 10a Loan Portfolio Composition – Covered versus Non-covered

	As of December 31, 2015
	Covered Loans (Carrying Value)		Non-covered Loans		Total Loans		Unpaid Principal Balance of Covered Loans	Carrying Value of Covered Loans as a Percent of the Unpaid Balance
($ in thousands)	Amount	% of Covered Loans	Amount	% of Non- covered Loans	Amount	% of Total Loans	Amount	Percentage
Commercial, financial, and agricultural	$873	1%	$201,798	8%	$202,671	8%	$886	99%
Real estate – construction, land development & other land loans	3,741	4%	305,228	13%	308,969	12%	3,822	98%
Real estate – mortgage – residential (1-4 family) first mortgages	75,657	74%	692,902	29%	768,559	31%	89,067	85%
Real estate – mortgage – home equity loans / lines of credit	10,606	10%	221,995	9%	232,601	9%	12,113	88%
Real estate – mortgage – commercial and other	11,764	11%	945,823	39%	957,587	38%	14,594	81%
Installment loans to individuals	—	—	47,666	2%	47,666	2%	—	—
Loans, gross	102,641	100%	2,415,412	100%	2,518,053	100%	$120,482	85%
Unamortized net deferred loan costs	—		873		873
Total loans	$102,641		$2,416,285		$2,518,926

See Note 4 to the Consolidated Financial Statements for tables showing breakout of covered loans versus non-covered loans at December 31, 2014.

Table 11 Loan Maturities

	As of December 31, 2015
	Due within one year		Due after one year but within five years		Due after five years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$46,665	4.37%	$11,546	5.16%	$18,173	2.47%	$76,384	4.04%
Real estate – construction only	32,370	4.90%	28,835	3.90%	14,859	3.05%	76,064	4.16%
Real estate – all other mortgage	93,106	5.06%	157,648	4.92%	176,518	3.71%	427,272	4.45%
Real estate – home equity loans/ line of credit	5,828	4.30%	30,126	4.10%	180,214	3.82%	216,168	3.87%
Consumer, primarily installment loans to individuals	1,218	4.48%	21,016	8.34%	6,532	5.77%	28,766	7.59%
Total at variable rates	179,187	4.82%	249,171	5.00%	396,296	3.71%	824,654	4.34%

Fixed Rate Loans:
Commercial, financial, and agricultural	17,609	5.02%	78,741	4.31%	24,874	2.93%	121,224	4.13%
Real estate – construction only	41,462	3.46%	15,309	4.42%	25,659	4.17%	82,430	3.86%
Real estate – all other mortgage	109,128	5.45%	728,941	4.96%	583,782	4.19%	1,421,851	4.68%
Consumer, primarily installment loans to individuals	3,437	6.10%	13,205	6.17%	4,315	14.56%	20,957	7.88%
Total at fixed rates	171,636	4.94%	836,196	4.91%	638,630	4.21%	1,646,462	4.64%

Subtotal	350,823	4.88%	1,085,367	4.93%	1,034,926	4.02%	2,471,116	4.54%
Nonaccrual loans	47,810		—		—		47,810
Total loans	$398,633		$1,085,367		$1,034,926		$2,518,926

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Table 12 Nonperforming Assets

	As of December 31,
($ in thousands)	2015	2014	2013	2012	2011

Non-covered nonperforming assets (1)
Nonaccrual loans	$39,994	50,066	41,938	33,034	73,566
Restructured loans - accruing	28,011	35,493	27,776	24,848	11,720
Accruing loans >90 days past due	—	—	—	—	—
Total non-covered nonperforming loans	68,005	85,559	69,714	57,882	85,286
Nonperforming loans held for sale	—	—	—	21,938	—
Foreclosed real estate	9,188	9,771	12,251	26,285	37,023
Total non-covered nonperforming assets	$77,193	95,330	81,965	106,105	122,309

Covered nonperforming assets (1)
Nonaccrual loans (2)	$7,816	10,508	37,217	33,491	41,472
Restructured loans - accruing	3,478	5,823	8,909	15,465	14,218
Accruing loans >90 days past due	—	—	—	—	—
Total covered nonperforming loans	11,294	16,331	46,126	48,956	55,690
Foreclosed real estate	806	2,350	24,497	47,290	85,272
Total covered nonperforming assets	$12,100	18,681	70,623	96,246	140,962

Total nonperforming assets	$89,293	114,011	152,588	202,351	263,271

Asset Quality Ratios – All Assets
Nonperforming loans to total loans	3.15%	4.25%	4.70%	4.50%	5.80%
Nonperforming assets to total loans and foreclosed real estate	3.53%	4.73%	6.10%	8.26%	10.31%
Nonperforming assets to total assets	2.66%	3.54%	4.79%	6.24%	8.00%

Asset Quality Ratios – Based on Non-covered Assets only
Non-covered nonperforming loans to non-covered loans	2.81%	3.77%	3.09%	2.76%	4.12%
Non-covered nonperforming assets to non-covered loans and non-covered foreclosed real estate	3.18%	4.18%	3.62%	5.00%	5.81%
Non-covered nonperforming assets to total non-covered assets	2.37%	3.09%	2.78%	3.64%	4.30%

(1) Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC. On July 1, 2014, approximately $9.7 million of nonaccrual loans, $2.1 million accruing restructured loans and $3.0 million of foreclosed real estate were transferred from covered to noncovered status upon a scheduled expiration of a FDIC loss-share agreement.

(2) At December 31, 2015, 2014 and 2013, the contractual balance of the nonaccrual loans covered by the FDIC loss share agreement was $12.3 million, $16.0 million and $60.4 million, respectively.

Table 12a Nonperforming Assets by Geographical Region

	As of December 31, 2015
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$7,793	15,479	23,272	646,000	3.6%
Triangle Region (NC)	—	19,694	19,694	744,000	2.6%
Triad Region (NC)	—	14,514	14,514	334,000	4.3%
Charlotte Region (NC)	—	1,892	1,892	98,000	1.9%
Southern Piedmont Region (NC)	38	6,692	6,730	268,000	2.5%
Western Region (NC)	3,435	—	3,435	87,000	3.9%
South Carolina Region	28	2,410	2,438	123,000	2.0%
Virginia Region	—	7,324	7,324	194,000	3.8%
Other	—	—	—	25,000	0.0%
Total nonaccrual loans and troubled debt restructurings	$11,294	68,005	79,299	2,519,000	3.2%

Foreclosed Real Estate (1)
Eastern Region (NC)	$512	1,498	2,010
Triangle Region (NC)	—	3,090	3,090
Triad Region (NC)	—	917	917
Charlotte Region (NC)	—	858	858
Southern Piedmont Region (NC)	—	1,059	1,059
Western Region (NC)	294	—	294
South Carolina Region	—	699	699
Virginia Region	—	1,067	1,067
Other	—	—	—
Total foreclosed real estate	$806	9,188	9,994

(1) The counties comprising each region are as follows:
Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Pitt, Onslow, Carteret
Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake
Triad North Carolina Region - Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly
Charlotte North Carolina Region - Iredell, Cabarrus, Mecklenburg, Rowan
Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland
Western North Carolina Region – Buncombe
South Carolina Region - Chesterfield, Dillon, Florence
Virginia Region – Wythe, Washington, Montgomery, Roanoke

Table 13 Allocation of the Allowance for Loan Losses

	As of December 31,
($ in thousands)	2015	2014	2013	2012	2011

Commercial, financial, and agricultural	$4,780	8,533	8,635	4,855	4,443
Real estate – construction, land development	3,446	6,832	14,064	14,103	14,268
Real estate – residential, commercial, home equity, multifamily	18,623	24,244	24,439	24,554	20,818
Installment loans to individuals	1,038	841	1,519	1,942	1,873
Total allocated	27,887	40,450	48,657	45,454	41,402
Unallocated	696	176	(152)	948	16
Total	$28,583	40,626	48,505	46,402	41,418

Table 13a Allocation of the Allowance for Loan Losses – Covered versus Non-covered

	As of December 31, 2015			As of December 31, 2014
($ in thousands)	Covered	Non-covered	Total	Covered	Non-covered	Total

Commercial, financial, and agricultural	$22	4,758	4,780	142	8,391	8,533
Real estate – construction, land development	36	3,410	3,446	362	6,470	6,832
Real estate – residential, commercial, home equity, multifamily	1,741	16,882	18,623	1,748	22,496	24,244
Installment loans to individuals	—	1,038	1,038	—	841	841
Total allocated	1,799	26,088	27,887	2,252	38,198	40,450
Unallocated	—	696	696	29	147	176
Total	$1,799	26,784	28,583	2,281	38,345	40,626

Table 14 Loan Loss and Recovery Experience

As of December 31,
($ in thousands)	2015	2014	2013	2012	2011

Loans outstanding at end of year	$2,518,926	2,396,174	2,463,194	2,376,457	2,430,386
Average amount of loans outstanding	$2,434,602	2,434,331	2,419,679	2,436,997	2,461,995

Allowance for loan losses, at beginning of year	$40,626	48,505	46,402	41,418	49,430
Provision (reversal) for loan losses	(780)	10,195	30,616	79,672	41,301
39,846	58,700	77,018	121,090	90,731
Loans charged off: (1)
Commercial, financial, and agricultural	(3,039)	(5,179)	(4,667)	(5,000)	(2,358)
Real estate – construction, land development & other land loans	(3,616)	(6,071)	(10,582)	(28,613)	(25,604)
Real estate – mortgage – residential (1-4 family) first mortgages	(5,145)	(4,050)	(4,764)	(15,490)	(12,045)
Real estate – mortgage – home equity loans / lines of credit	(1,117)	(1,607)	(3,143)	(5,921)	(3,195)
Real estate – mortgage – commercial and other	(3,103)	(4,405)	(7,027)	(20,317)	(7,180)
Installment loans to individuals	(2,411)	(1,924)	(2,253)	(1,932)	(1,600)
Total charge-offs	(18,431)	(23,236)	(32,436)	(77,273)	(51,982)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	934	149	198	152	314
Real estate – construction, land development & other land loans	3,599	3,363	777	1,281	919
Real estate – mortgage – residential (1-4 family) first mortgages	678	646	595	91	492
Real estate – mortgage – home equity loans / lines of credit	143	100	199	440	375
Real estate – mortgage – commercial and other	1,390	446	1,531	318	119
Installment loans to individuals	424	458	623	303	450
Total recoveries	7,168	5,162	3,923	2,585	2,669
Net charge-offs	(11,263)	(18,074)	(28,513)	(74,688)	(49,313)
Allowance for loan losses, at end of year	$28,583	40,626	48,505	46,402	41,418

Ratios:
Net charge-offs as a percent of average loans	0.46%	0.74%	1.18%	3.06%	2.00%
Allowance for loan losses as a percent of loans at end of year	1.13%	1.70%	1.97%	1.95%	1.70%
Allowance for loan losses as a multiple of net charge-offs	2.54	x	2.25	x	1.70	x	0.62	x	0.84	x
Provision (reversal) for loan losses as a percent of net charge-offs	-6.93%	56.41%	107.38%	106.67%	83.75%
Recoveries of loans previously charged-off as a percent of loans charged-off	38.89%	22.22%	12.09%	3.35%	5.13%

(1)	In the table above, for the period ended December 31, 2012, loan charge-offs include $37.8 million in charge-offs related to loans that the Company held for sale as of year-end (and subsequently sold in January 2013). The remaining balance of $30.4 million after the charge-offs were recorded was classified as “Loans held for sale” on the Company’s consolidated balance sheet at December 31, 2012.

Table 14a - Loan Loss and Recovery Experience – Covered versus Non-covered

As of December 31, 2015	As of December 31, 2014
($ in thousands)	Covered	Non-covered	Total	Covered	Non-covered	Total

Loans outstanding at end of year	$102,641	2,416,285	2,518,926	127,594	2,268,580	2,396,174
Average amount of loans outstanding	$114,099	2,320,503	2,434,602	159,777	2,274,554	2,434,331

Allowance for loan losses, at beginning of year	$2,281	38,345	40,626	4,242	44,263	48,505
Provision (reversal) for loan losses	(2,788)	2,008	(780)	3,108	7,087	10,195
Transfer of covered allowance for loan losses to non-covered status	—	—	—	(1,737)	1,737	—
(507)	40,353	39,846	5,613	53,087	58,700
Loans charged off:
Commercial, financial, and agricultural	(130)	(2,909)	(3,039)	(1,359)	(3,820)	(5,179)
Real estate – construction, land development & other land loans	(559)	(3,057)	(3,616)	(3,715)	(2,356)	(6,071)
Real estate – mortgage – residential (1-4 family) first mortgages	(264)	(4,881)	(5,145)	(877)	(3,173)	(4,050)
Real estate – mortgage – home equity loans / lines of credit	(63)	(1,054)	(1,117)	(74)	(1,533)	(1,607)
Real estate – mortgage – commercial and other	(300)	(2,803)	(3,103)	(921)	(3,484)	(4,405)
Installment loans to individuals	—	(2,411)	(2,411)	(2)	(1,922)	(1,924)
Total charge-offs	(1,316)	(17,115)	(18,431)	(6,948)	(16,288)	(23,236)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	103	831	934	15	134	149
Real estate – construction, land development & other land loans	2,601	998	3,599	2,939	424	3,363
Real estate – mortgage – residential (1-4 family) first mortgages	399	279	678	411	235	646
Real estate – mortgage – home equity loans / lines of credit	22	121	143	2	98	100
Real estate – mortgage – commercial and other	485	905	1,390	248	198	446
Installment loans to individuals	12	412	424	1	457	458
Total recoveries	3,622	3,546	7,168	3,616	1,546	5,162
Net (charge-offs) recoveries	2,306	(13,569)	(11,263)	(3,332)	(14,742)	(18,074)
Allowance for loan losses, at end of year	$1,799	26,784	28,583	2,281	38,345	40,626

Ratios:
Net charge-offs (recoveries) as a percent of average loans	-2.02%	0.58%	0.46%	2.09%	0.65%	0.74%
Allowance for loan losses as a percent of loans at end of year	1.75%	1.11%	1.13%	1.79%	1.69%	1.70%
Allowance for loan losses as a multiple of net charge-offs (recoveries)	-0.78	x	1.97	x	2.54	x	0.68	x	2.60	x	2.25	x
Provision (reversal) for loan losses as a percent of net charge-offs (recoveries)	120.90%	14.80%	-6.93%	93.28%	48.07%	56.41%
Recoveries of loans previously charged-off as a percent of loans charged-off	275.23%	20.72%	38.89%	52.04%	9.49%	22.22%

Table 15 Average Deposits

	Year Ended December 31,
	2015		2014		2013
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Interest-bearing checking accounts	$568,329	0.06%	$535,738	0.06%	$530,566	0.09%
Money market accounts	582,407	0.13%	552,940	0.11%	560,809	0.16%
Savings accounts	184,821	0.05%	176,362	0.05%	166,388	0.07%
Time deposits >$100,000	410,692	0.70%	542,303	0.81%	607,028	0.96%
Other time deposits	322,205	0.39%	387,607	0.43%	469,562	0.56%
Total interest-bearing deposits	2,068,454	0.26%	2,194,950	0.32%	2,334,353	0.43%
Noninterest-bearing checking accounts	618,927	—	528,808	—	444,679	—
Total deposits	$2,687,381	0.20%	$2,723,758	0.26%	$2,779,032	0.36%

Table 16 Maturities of Time Deposits of $100,000 or More

	As of December 31, 2015
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Time deposits of $100,000 or more	$108,375	79,089	139,581	76,500	403,545

Table 17 Interest Rate Sensitivity Analysis

	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2015
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total

Earning assets:
Loans (1)	$748,383	171,485	919,868	1,599,058	2,518,926
Securities available for sale (2)	29,447	15,326	44,773	120,841	165,614
Securities held to maturity (2)	7,996	19,002	26,998	127,612	154,610
Short-term investments	218,306	—	218,036	—	218,036
Total earning assets	$1,004,132	205,813	1,209,945	1,847,511	3,057,456

Percent of total earning assets	32.84%	6.73%	39.57%	60.43%	100.00%
Cumulative percent of total earning assets	32.84%	39.57%	39.57%	100.00%	100.00%

Interest-bearing liabilities:
Interest-bearing checking accounts	$626,878	—	626,878	—	626,878
Money market accounts	639,189	—	639,189	—	639,189
Savings accounts	186,616	—	186,616	—	186,616
Time deposits of $100,000 or more	108,375	218,670	327,045	76,500	403,545
Other time deposits	95,432	149,687	245,119	50,900	296,019
Borrowings	126,394	20,000	146,394	40,000	186,394
Total interest-bearing liabilities	$1,782,884	388,357	2,171,241	167,400	2,338,641

Percent of total interest-bearing liabilities	76.24%	16.61%	92.84%	7.16%	100.00%
Cumulative percent of total interest- bearing liabilities	76.24%	92.84%	92.84%	100.00%	100.00%

Interest sensitivity gap	$(778,752)	(182,544)	(961,296)	1,680,111	718,815
Cumulative interest sensitivity gap	(778,752)	(961,296)	(961,296)	718,815	718,815
Cumulative interest sensitivity gap as a percent of total earning assets	(25.47% )	(31.44% )	(31.44% )	23.51%	23.51%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	56.32%	55.73%	55.73%	130.74%	130.74%

(1)	The three months or less category for loans includes $442,860 in adjustable rate loans that have reached their contractual rate floors. Thus, the interest rates on these loans will not decrease any further. For the majority of these loans, it will take an increase in prime rate of at least 200 basis points before the loans will reprice higher.
(2)	Securities available for sale include government-sponsored enterprise securities, mortgage-backed securities, corporate bonds, and equity securities. Securities held to maturity include mortgage-backed securities and state and local government securities. For fixed rate mortgage-backed securities, the principal is assumed to reprice equally over the average life of the underlying security. All other fixed rate securities are assumed to reprice based on maturity date or call date. Variable rate securities are included in the period in which they are subject to reprice.

Table 18 Contractual Obligations and Other Commercial Commitments

	Payments Due by Period ($ in thousands)
Contractual Obligations As of December 31, 2015	Total	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$186,394	100,000	40,000	—	46,394
Operating leases	4,667	1,122	1,846	1,022	677
Total contractual cash obligations, excluding deposits	191,061	101,122	41,846	1,022	47,071

Deposits	2,811,285	2,681,283	90,747	34,920	4,335
Total contractual cash obligations, including deposits	$3,002,346	2,782,405	132,593	35,942	51,406

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments As of December 31, 2015	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit cards	$64,039	32,020	32,019	—	—
Lines of credit and loan commitments	460,308	187,044	43,690	46,011	183,563
Standby letters of credit	13,057	12,988	38	31	—
Total commercial commitments	$537,404	232,052	75,747	46,042	183,563

Table 19 Market Risk Sensitive Instruments

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2015 Occurring in Indicated Year
($ in thousands)	2016	2017	2018	2019	2020	Beyond	Total	Average Interest Rate	Estimated Fair Value

Due from banks, interest-bearing	$213,426	—	—	—	—	—	213,426	0.50%	$213,426
Federal fund sold	557	—	—	—	—	—	557	0.50%	557
Presold mortgages in process of settlement	4,323	—	—	—	—	—	4,323	3.80%	4,323
Debt Securities - at amortized cost (1) (2)	55,163	52,457	53,828	68,930	58,648	32,274	321,300	2.72%	322,617
Loans – fixed (3) (4)	171,636	145,922	251,086	227,209	211,978	638,631	1,646,462	4.64%	1,647,154
Loans – adjustable (3) (4)	179,186	69,185	64,701	66,743	48,541	396,298	824,654	4.34%	817,678
Total	$624,291	267,564	369,615	362,882	319,167	1,067,203	3,010,722	4.06%	$3,005,755

Interest-bearing checking accounts	$626,878	—	—	—	—	—	626,878	0.06%	$626,878
Money market accounts	639,189	—	—	—	—	—	639,189	0.16%	639,189
Savings accounts	186,616	—	—	—	—	—	186,616	0.05%	186,616
Time deposits	569,562	65,143	25,604	10,840	24,080	4,335	699,564	0.53%	698,107
Borrowings – fixed	100,000	20,000	20,000	—	—	—	140,000	0.72%	139,980
Borrowings – adjustable	—	—	—	—	—	46,394	46,394	2.40%	38,489
Total	$2,122,245	85,143	45,604	10,840	24,080	50,729	2,338,641	0.31%	$2,329,259

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 39% tax rate.
(2)	Securities with call dates within 12 months of December 31, 2015 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)	Excludes nonaccrual loans.
(4)	Loans are shown in the period of their contractual maturity.

Table 20 Return on Assets and Common Equity

	For the Year Ended December 31,
	2015	2014	2013

Return on average assets	0.82%	0.75%	0.62%
Return on average common equity	8.04%	7.73%	6.78%
Dividend payout ratio – common shares	23.88%	26.23%	31.68%
Average shareholders’ equity to average assets	11.65%	11.90%	11.31%

Table 21 Risk-Based and Leverage Capital Ratios

	As of December 31,
($ in thousands)	2015	2014	2013
	(under Basel III)	(pre-Basel III)	(pre-Basel III)
Risk-Based and Leverage Capital
Common Equity Tier I capital:
Shareholders’ equity	$342,190	387,699	371,922
Preferred stock	(7,287)	(70,787)	(70,787)
Intangible assets, net of deferred tax liability	(55,687)	(67,893)	(68,669)
Accumulated other comprehensive income adjustments	3,550	578	(1,900)
Total Common Equity Tier I capital	282,766	249,597	230,566

Tier I capital:
Preferred stock	7,287	70,787	70,787
Trust preferred securities eligible for Tier I capital treatment	45,000	45,000	45,000
Total Tier I leverage capital	335,053	365,384	346,353

Tier II capital:
Allowable allowance for loan losses	28,583	28,096	28,127
Other Tier II capital	489	—	—
Tier II capital additions	29,072	28,096	28,127
Total capital	$364,125	393,480	374,480

Total risk weighted assets	$2,519,193	2,235,143	2,229,776

Adjusted fourth quarter average assets	3,227,166	3,146,409	3,099,007

Risk-based capital ratios:
Common equity Tier I capital to Tier I risk adjusted assets	11.22%	11.17%	10.34%
Minimum required Common equity Tier I capital	4.50%	n/a	n/a

Tier I capital to Tier I risk adjusted assets	13.30%	16.35%	15.53%
Minimum required Tier I capital	6.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	14.45%	17.60%	16.79%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	10.38%	11.61%	11.18%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

n/a – not applicable. Common Equity Tier I capital and related ratios were not required until Basel III became effective on January 1, 2015.

Table 22 Quarterly Financial Summary (Unaudited)

	2015				2014
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest income, taxable equivalent	$32,230	32,549	31,662	31,848	33,203	33,752	36,330	38,049
Interest expense	1,754	1,744	1,655	1,755	1,904	2,031	2,147	2,141
Net interest income, taxable equivalent	30,476	30,805	30,007	30,093	31,299	31,721	34,183	35,908
Taxable equivalent, adjustment	423	419	402	390	376	378	375	373
Net interest income	30,053	30,386	29,605	29,703	30,923	31,343	33,808	35,535
Provision (reversal) for loan losses	(43)	(1,414)	841	(164)	1,476	1,485	3,659	3,575
Net interest income after provision for losses	30,096	31,800	28,764	29,867	29,447	29,858	30,149	31,960
Noninterest income	5,725	3,506	5,004	4,529	4,492	4,608	4,970	298
Noninterest expense	25,503	24,614	24,300	23,714	22,989	25,931	24,780	23,551
Income before income taxes	10,318	10,692	9,468	10,682	10,950	8,535	10,339	8,707
Income taxes	3,521	3,687	3,224	3,694	3,855	2,956	3,693	3,031
Net income	6,797	7,005	6,244	6,988	7,095	5,579	6,646	5,676
Preferred stock dividends	(37)	(137)	(212)	(217)	(217)	(217)	(217)	(217)
Net income available to common shareholders	6,760	6,868	6,032	6,771	6,878	5,362	6,429	5,459

Per Common Share Data
Earnings per common share – basic	$0.34	0.35	0.30	0.34	0.35	0.27	0.33	0.28
Earnings per common share – diluted	0.33	0.34	0.30	0.33	0.34	0.27	0.32	0.27
Cash dividends declared	0.08	0.08	0.08	0.08	0.08	0.08	0.08	0.08
Market Price
High	19.92	17.86	17.85	18.64	18.86	18.82	19.25	19.65
Low	16.01	16.01	15.18	15.00	15.55	15.87	16.48	15.91
Close	18.74	17.00	16.68	17.56	18.47	16.02	18.35	19.00
Stated book value - common	16.96	16.80	16.51	16.34	16.08	15.94	15.75	15.50
Tangible book value - common	13.56	13.40	13.10	12.90	12.63	12.48	12.28	12.02

Selected Average Balances
Assets	$3,282,853	3,244,515	3,199,270	3,194,570	3,214,302	3,226,960	3,259,550	3,178,848
Loans	2,504,022	2,453,580	2,389,735	2,391,071	2,411,117	2,428,475	2,438,364	2,459,368
Earning assets	2,982,356	2,951,638	2,901,770	2,910,732	2,920,295	2,924,705	2,946,586	2,836,806
Deposits	2,732,231	2,680,671	2,667,649	2,688,973	2,691,076	2,713,296	2,751,466	2,739,194
Interest-bearing liabilities	2,258,911	2,223,025	2,180,746	2,210,302	2,235,758	2,292,656	2,354,768	2,294,138
Shareholders’ equity	348,777	369,499	394,699	392,173	389,709	385,551	380,542	376,418

Ratios (annualized where applicable)
Return on average assets	0.82%	0.84%	0.76%	0.86%	0.85%	0.66%	0.79%	0.70%
Return on average common equity	7.96%	8.23%	7.42%	8.54%	8.56%	6.76%	8.32%	7.24%
Equity to assets at end of period	10.18%	11.34%	11.38%	12.21%	12.05%	12.04%	11.67%	11.35%
Tangible equity to tangible assets at end of period	8.35%	9.48%	9.47%	10.33%	10.15%	10.13%	9.78%	9.48%
Tangible common equity to tangible assets at end of period	8.13%	8.27%	8.24%	8.08%	7.90%	7.86%	7.57%	7.30%
Average loans to average deposits	91.65%	91.53%	89.58%	88.92%	89.60%	89.50%	88.62%	89.78%
Average earning assets to interest- bearing liabilities	132.03%	132.78%	133.06%	131.69%	130.62%	127.57%	125.13%	123.65%
Net interest margin	4.05%	4.14%	4.15%	4.19%	4.25%	4.30%	4.65%	5.13%
Allowance for loan losses to gross loans	1.13%	1.21%	1.33%	1.50%	1.70%	1.82%	1.88%	1.97%
Nonperforming loans as a percent of total loans	3.15%	3.26%	3.63%	3.92%	4.25%	4.20%	4.27%	4.49%
Nonperforming loans as a percent of total loans – non-covered	2.81%	3.01%	3.31%	3.58%	3.77%	3.71%	3.31%	3.12%
Nonperforming assets as a percent of total assets	2.66%	2.80%	3.09%	3.26%	3.54%	3.66%	3.77%	4.26%
Nonperforming assets as a percent of total assets – non-covered	2.37%	2.56%	2.78%	2.92%	3.09%	3.17%	2.73%	2.65%
Net charge-offs as a percent of average total loans	0.23%	0.10%	0.80%	0.76%	0.82%	0.51%	0.99%	0.65%
Net charge-offs as a percent of average total loans – non-covered	0.33%	0.38%	0.81%	0.84%	0.78%	0.60%	0.69%	0.52%

Item 8. Financial Statements and Supplementary Data

First Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31, 2015 and 2014

($ in thousands)	2015	2014
Assets
Cash and due from banks, noninterest-bearing	$53,285	81,068
Due from banks, interest-bearing	213,426	171,248
Federal funds sold	557	768
Total cash and cash equivalents	267,268	253,084

Securities available for sale	165,614	158,018
Securities held to maturity (fair values of $157,146 in 2015 and $182,411 in 2014)	154,610	178,687

Presold mortgages in process of settlement	4,323	6,019

Loans – non-covered	2,416,285	2,268,580
Loans – covered by FDIC loss share agreement	102,641	127,594
Total loans	2,518,926	2,396,174
Allowance for loan losses – non-covered	(26,784)	(38,345)
Allowance for loan losses – covered	(1,799)	(2,281)
Total allowance for loan losses	(28,583)	(40,626)
Net loans	2,490,343	2,355,548

Premises and equipment	74,559	75,113
Accrued interest receivable	9,166	8,920
FDIC indemnification asset	8,439	22,569
Goodwill	65,835	65,835
Other intangible assets	1,336	2,058
Foreclosed real estate – non-covered	9,188	9,771
Foreclosed real estate – covered	806	2,350
Bank-owned life insurance	72,086	55,421
Other assets	38,492	24,990
Total assets	$3,362,065	3,218,383

Liabilities
Deposits: Noninterest-bearing checking accounts	$659,038	560,230
Interest-bearing checking accounts	626,878	583,903
Money market accounts	639,189	551,002
Savings accounts	186,616	180,317
Time deposits of $100,000 or more	403,545	470,066
Other time deposits	296,019	350,388
Total deposits	2,811,285	2,695,906
Borrowings	186,394	116,394
Accrued interest payable	585	686
Other liabilities	21,611	17,698
Total liabilities	3,019,875	2,830,684

Commitments and contingencies (see Note 13)

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: None in 2015 and 63,500 in 2014	—	63,500
Series C, convertible, issued & outstanding: 728,706 in 2015 and 2014	7,287	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 19,747,509 shares in 2015 and 19,709,881 shares in 2014	133,393	132,532
Retained earnings	205,060	184,958
Accumulated other comprehensive income (loss)	(3,550)	(578)
Total shareholders’ equity	342,190	387,699
Total liabilities and shareholders’ equity	$3,362,065	3,218,383

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2015, 2014 and 2013

($ in thousands, except per share data)	2015	2014	2013
Interest Income
Interest and fees on loans	$117,872	133,641	141,616
Interest on investment securities:
Taxable interest income	6,296	3,461	3,410
Tax-exempt interest income	1,829	1,881	1,899
Other, principally overnight investments	658	849	586
Total interest income	126,655	139,832	147,511

Interest Expense
Savings, checking and money market accounts	1,192	1,040	1,493
Time deposits of $100,000 or more	2,856	4,373	5,825
Other time deposits	1,271	1,659	2,642
Borrowings	1,589	1,151	1,025
Total interest expense	6,908	8,223	10,985

Net interest income	119,747	131,609	136,526
Provision for loan losses – non-covered	2,008	7,087	18,266
Provision (reversal) for loan losses – covered	(2,788)	3,108	12,350
Total provision (reversal) for loan losses	(780)	10,195	30,616
Net interest income after provision for loan losses	120,527	121,414	105,910

Noninterest Income
Service charges on deposit accounts	11,648	13,706	12,752
Other service charges, commissions and fees	10,906	10,019	9,318
Fees from presold mortgage loans	2,532	2,726	2,907
Commissions from sales of insurance and financial products	2,580	2,733	2,132
Bank-owned life insurance income	1,665	1,311	1,120
Foreclosed property gains (losses) – non-covered	(2,504)	(1,924)	1,333
Foreclosed property gains (losses) – covered	1,018	(1,919)	367
FDIC indemnification asset income (expense), net	(8,615)	(12,842)	(6,824)
Securities gains (losses), net	(1)	786	532
Other gains (losses), net	(465)	(228)	(148)
Total noninterest income	18,764	14,368	23,489

Noninterest Expenses
Salaries	47,660	46,071	45,120
Employee benefits	9,134	9,086	9,644
Total personnel expense	56,794	55,157	54,764
Occupancy expense	7,358	7,362	7,123
Equipment related expenses	3,749	3,931	4,364
Intangibles amortization	722	777	860
Other operating expenses	29,508	30,024	29,508
Total noninterest expenses	98,131	97,251	96,619

Income before income taxes	41,160	38,531	32,780
Income tax expense	14,126	13,535	12,081

Net income	27,034	24,996	20,699

Preferred stock dividends	(603)	(868)	(895)

Net income available to common shareholders	$26,431	24,128	19,804

Earnings per common share: Basic	$1.34	1.22	1.01
Earnings per common share: Diluted	1.30	1.19	0.98

Dividends declared per common share	$0.32	0.32	0.32

Weighted average common shares outstanding:
Basic	19,767,470	19,699,801	19,675,597
Diluted	20,499,727	20,434,007	20,404,303

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2015, 2014 and 2013

($ in thousands)	2015	2014	2013

Net income	$27,034	24,996	20,699
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(473)	2,115	(4,779)
Tax (expense) benefit	184	(825)	1,865
Reclassification to realized (gains) losses	1	(786)	(532)
Tax expense (benefit)	—	307	207
Postretirement plans:
Net gain (loss) arising during period	(4,321)	(5,171)	8,765
Tax (expense) benefit	1,685	2,017	(3,419)
Amortization of unrecognized net actuarial (gain) loss	(79)	(221)	(51)
Tax expense (benefit)	31	86	20
Other comprehensive income (loss)	(2,972)	(2,478)	2,076

Comprehensive income	$24,062	22,518	22,775

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2015, 2014 and 2013

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
(In thousands)	Stock	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2013	$70,787	19,669	$131,877	153,629	(176)	356,117

Net income				20,699		20,699
Cash dividends declared ($0.32 per share)				(6,297)		(6,297)
Preferred dividends				(895)		(895)
Stock-based compensation		11	222			222
Other comprehensive income					2,076	2,076

Balances, December 31, 2013	70,787	19,680	132,099	167,136	1,900	371,922

Net income				24,996		24,996
Stock option exercises		5	70			70
Cash dividends declared ($0.32 per share)				(6,306)		(6,306)
Preferred dividends				(868)		(868)
Stock-based compensation		25	363			363
Other comprehensive income (loss)					(2,478)	(2,478)

Balances, December 31, 2014	70,787	19,710	132,532	184,958	(578)	387,699

Net income				27,034		27,034
Preferred stock redeemed (Series B)	(63,500)					(63,500)
Stock option exercises		7	112			112
Stock withheld for payment of taxes		(3)	(54)			(54)
Cash dividends declared ($0.32 per share)				(6,329)		(6,329)
Preferred dividends				(603)		(603)
Stock-based compensation		34	803			803
Other comprehensive income (loss)					(2,972)	(2,972)

Balances, December 31, 2015	$7,287	19,748	$133,393	205,060	(3,550)	342,190

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

($ in thousands)	2015	2014	2013
Cash Flows From Operating Activities
Net income	$27,034	24,996	20,699
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	(780)	10,195	30,616
Net security premium amortization	3,247	1,934	2,667
Purchase accounting accretion and amortization, net	2,706	(7,589)	(15,478)
Foreclosed property (gains) losses and write-downs, net	1,486	3,843	(1,700)
Loss (gain) on securities available for sale	1	(786)	(532)
Other losses	465	228	148
Decrease (increase) in net deferred loan costs	73	(17)	396
Depreciation of premises and equipment	4,494	4,618	4,623
Stock-based compensation expense	710	270	222
Amortization of intangible assets	722	777	860
Originations of presold mortgages in process of settlement	(97,118)	(101,493)	(103,877)
Proceeds from sales of presold mortgages in process of settlement	98,783	101,047	106,787
Decrease (increase) in accrued interest receivable	(246)	729	552
Decrease (increase) in other assets	(3,904)	6,586	22,199
Decrease in accrued interest payable	(101)	(193)	(447)
Increase (decrease) in other liabilities	(222)	2,675	4,145
Net cash provided by operating activities	37,350	47,820	71,880

Cash Flows From Investing Activities
Purchases of securities available for sale	(95,822)	(66,263)	(65,733)
Purchases of securities held to maturity	(857)	(125,377)	—
Proceeds from sales of securities available for sale	—	47,473	12,908
Proceeds from maturities/issuer calls of securities available for sale	86,238	30,332	38,881
Proceeds from maturities/issuer calls of securities held to maturity	23,203	453	1,837
Purchases of Federal Reserve and Federal Home Loan Bank stock, net	(9,877)	(2,122)	1,040
Purchase of bank-owned life insurance	(15,000)	(10,000)	(15,000)
Net (increase) decrease in loans	(138,346)	52,157	(101,444)
Proceeds from FDIC loss share agreements	6,673	17,724	49,572
Proceeds from sales of foreclosed real estate	9,650	33,262	60,564
Purchases of premises and equipment	(5,481)	(4,751)	(6,293)
Proceeds from sales of premises and equipment	1,621	1,309	—
Proceeds from loans held for sale	—	—	30,393
Net cash received in acquisition	—	—	38,315
Net cash provided (used) by investing activities	(137,998)	(25,803)	45,040

Cash Flows From Financing Activities
Net increase (decrease) in deposits	115,379	(55,106)	(127,646)
Net increase in borrowings	70,000	70,000	—
Cash dividends paid – common stock	(6,309)	(6,303)	(6,297)
Cash dividends paid – preferred stock	(796)	(868)	(1,210)
Redemption of preferred stock	(63,500)	—	—
Proceeds from stock option exercises	112	70	—
Stock withheld for payment of taxes	(54)	—	—
Net cash provided (used) by financing activities	114,832	7,793	(135,153)

Increase (Decrease) in Cash and Cash Equivalents	14,184	29,810	(18,233)
Cash and Cash Equivalents, Beginning of Year	253,084	223,274	241,507

Cash and Cash Equivalents, End of Year	$267,268	253,084	223,274

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$7,009	8,416	11,405
Cash paid during the period for income taxes	13,815	5,096	1,082
Non-cash investing and financing transactions:
Foreclosed loans transferred to foreclosed real estate	9,009	12,717	22,037
Unrealized gain (loss) on securities available for sale, net of taxes	(288)	811	(3,240)

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

A loan is placed on nonaccrual status when, in management’s judgment, the collection of interest appears doubtful. The accrual of interest is discontinued on all loans that become 90 days or more past due with respect to principal or interest. The past due status of loans is based on the contractual payment terms. While a loan is on nonaccrual status, the Company’s policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. Loans are removed from nonaccrual status when they become current as to both principal and interest, when concern no longer exists as to the collectability of principal or interest, and when the loan has provided generally six months of satisfactory payment performance. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms. For a nonaccrual loan that has been restructured, if the borrower has six months of satisfactory performance under the restructured terms and it is reasonably assured that the borrower will continue to be able to comply with the restructured terms, the loan may be returned to accruing status. The nonaccrual policy discussed above applies to all loan classifications.

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

(f) Presold Mortgages in Process of Settlement - As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors to be sold on a best efforts basis. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the funding of the loan by the Company. Generally within three weeks after funding, the loans are transferred to the investor in accordance with the agreed-upon terms. The Company records gains from the sale of these loans on the settlement date of the sale equal to the difference between the proceeds received and the carrying amount of the loan. The gain generally represents the portion of the proceeds attributed to service release premiums received from the investors and the realization of origination fees received from borrowers that were deferred as part of the carrying amount of the loan. Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at the lower of cost or market.

Periodically, the Company originates commercial loans and decides to sell them in the secondary market. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2015 or 2014.

(g) Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance. The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio. Management’s determination of the adequacy of the allowance is based on several factors, including:

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

(i) FDIC Indemnification Asset – The FDIC indemnification asset relates to loss share agreements with the FDIC, whereby the FDIC has agreed to reimburse to the Company a percentage of the losses related to loans and other real estate that the Company assumed in the acquisition of two failed banks. This indemnification asset is measured separately from the loan portfolio and foreclosed real estate because it is not contractually embedded in the loans and is not transferable with the loans should the Company choose to dispose of them. The carrying value of this receivable at each period end is the sum of:  1) the receivable (payable) related to actual loss claims (recoveries) that have been submitted to the FDIC for reimbursement (repayment) and 2) the receivable associated with the Company’s estimated amount of loan and foreclosed real estate losses covered by the agreements multiplied by the FDIC reimbursement percentage.

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

At December 31, 2015 and 2014, the Company’s investments in limited partnerships, LLCs and other privately held companies totaled $2.3 million and $2.2 million, respectively, and were included in other assets.

(n) Stock Option Plan - At December 31, 2015, the Company had three equity-based employee compensation plans, which are described more fully in Note 15. The Company accounts for these plans under the recognition and measurement principles of relevant accounting guidance.

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

If any of the potentially dilutive common stock issuances have an anti-dilutive effect, which includes the case when a net loss is reported, the potentially dilutive common stock issuance is disregarded.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Years Ended December 31,
	2015			2014			2013
($ in thousands, except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$26,431	19,767,470	$1.34	$24,128	19,699,801	$1.22	$19,804	19,675,597	$1.01

Effect of dilutive securities	233	732,257		233	734,206		233	728,706

Diluted EPS per common share	$26,664	20,499,727	$1.30	$24,361	20,434,007	$1.19	$20,037	20,404,303	$0.98

For the years ended December 31, 2015, 2014 and 2013, there were 50,000 options, 93,000 options and 388,813 options, respectively, that were anti-dilutive because the exercise price exceeded the average market price for the year, and thus are not included in the calculation to determine the effect of dilutive securities. Also, for both years ended December 31, 2014 and 2013, the Company excluded 75,000 options that had an exercise price below the average market price for the year, but had performance vesting requirements that the Company had concluded were not probable to vest, and ultimately did not vest during 2015.

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

Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2015 and 2014, the Company’s off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

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

($ in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Unrealized gain (loss) on securities available for sale	$(1,163)	(691)	(2,021)
Deferred tax asset (liability)	454	270	789
Net unrealized gain (loss) on securities available for sale	(709)	(421)	(1,232)

Additional pension asset (liability)	(4,657)	(257)	5,135
Deferred tax asset (liability)	1,816	100	(2,003)
Net additional pension asset (liability)	(2,841)	(157)	3,132

Total accumulated other comprehensive income (loss)	$(3,550)	(578)	1,900

The following table discloses the changes in accumulated other comprehensive income (loss) for the year ended December 31, 2015 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2015	$(421)	(157)	(578)
Other comprehensive income (loss) before reclassifications	(289)	(2,636)	(2,925)
Amounts reclassified from accumulated other comprehensive income	1	(48)	(47)
Net current-period other comprehensive income (loss)	(288)	(2,684)	(2,972)

Ending balance at December 31, 2015	$(709)	(2,841)	(3,550)

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

(t) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2015 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously presented, nor did they materially impact trends in financial information.

(u) Recent Accounting Pronouncements - In January 2014, the FASB amended the Investments—Equity Method and Joint Ventures topic to address accounting for investments in qualified affordable housing projects. If certain conditions are met, the amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizing the net investment performance in the income statement as a component of income tax expense (benefit). If those conditions are not met, the investment should be accounted for as an equity method investment or a cost method investment in accordance with existing accounting guidance. The amendments were effective for the Company beginning January 1, 2015 and did not have a material effect on the Company’s financial statements.

In January 2014, the FASB amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments were effective for the Company beginning January 1, 2015. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption.  Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company can apply these amendments either prospectively or using a modified retrospective approach. The adoption of these amendments did not have a material effect on the Company’s financial statements.

In May 2014 and August 2015, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company can apply the guidance using either the full retrospective approach or a modified retrospective approach. The Company does not expect this guidance to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments were effective for the Company beginning January 1, 2015 and did not have a material effect on its financial statements.

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are effective. The Company does not expect this guidance to have a material effect on its financial statements.

In August 2014, the FASB amended guidance to eliminate the diversity in the classification of foreclosed mortgage loans when the loan is guaranteed under certain government-sponsored loan guarantee programs. The amendments were effective for the Company beginning on January 1, 2015 and did not have material effect on its financial statements.

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

In January 2016, the FASB issued guidance that will require entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any changes in fair value will be recognized in net income unless the investments qualify for a new practicability exception. This guidance also requires entities to recognize changes in instrument-specific credit risk related to financial liabilities measured under the fair value option in other comprehensive income. No changes were made to the guidance for classifying and measuring investments in debt securities and loans. This guidance is effective for annual and interim periods beginning after December 15, 2017. Management does not expect the adoption of this guidance will have a material effect on its financial statements.

In February 2016, the FASB issued new guidance on accounting for leases, which generally requires all leases to be recognized in the statement of financial position. The provisions of this guidance are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. These provisions are to be applied using a modified retrospective approach. We are currently evaluating the effect that this ASU will have on our consolidated financial statements. The Company does not expect this guidance to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Acquisitions

The Company completed the acquisition described below in 2013. The Company did not complete any acquisitions in 2014 or 2015. The results of each acquired company/branch are included in the Company’s results beginning on its respective acquisition date.

(1) On March 22, 2013, the Company completed the purchase of two branches from Four Oaks Bank & Trust Company located in Southern Pines and Rockingham, North Carolina. The Company acquired $57 million in deposits and $16 million in loans in the acquisition. The Company purchased the Rockingham branch building, but did not purchase the Southern Pines branch building and instead transferred the acquired accounts to one of the Company’s nearby existing branches. The primary reason for this acquisition was to increase the Company’s presence in existing market areas. The Company paid a deposit premium for the branches of approximately $586,000, which is the amount of the identifiable intangible asset associated with the fair value of the core deposit base. The intangible asset is being amortized as expense on a straight-line basis over a seven year period. The operations of the two branches are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of March 22, 2013. Historical pro forma information is not presented due to the immateriality of the transaction.

Note 3. Securities

The book values and approximate fair values of investment securities at December 31, 2015 and 2014 are summarized as follows:

	2015				2014
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$19,000	18,972	1	(29)	27,546	27,521	33	(58)
Mortgage-backed securities	122,474	121,553	348	(1,269)	130,073	129,510	751	(1,314)
Corporate bonds	25,216	24,946	—	(270)	1,000	865	—	(135)
Equity securities	88	143	64	(9)	89	122	46	(13)
Total available for sale	$166,778	165,614	413	(1,577)	158,708	158,018	830	(1,520)

Securities held to maturity:
Mortgage-backed securities	$102,509	101,767	—	(742)	124,924	124,861	45	(108)
State and local governments	52,101	55,379	3,284	(6)	53,763	57,550	3,787	—
Total held to maturity	$154,610	157,146	3,284	(748)	178,687	182,411	3,832	(108)

Included in mortgage-backed securities at December 31, 2015 were collateralized mortgage obligations with an amortized cost of $34,500 and a fair value of $34,800. Included in mortgage-backed securities at December 31, 2014 were collateralized mortgage obligations with an amortized cost of $108,000 and a fair value of $111,000. All of the Company’s mortgage-backed securities, including the collateralized mortgage obligations, were issued by government-sponsored corporations.

The following table presents information regarding securities with unrealized losses at December 31, 2015:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$5,993	7	2,978	22	8,971	29
Mortgage-backed securities	150,853	1,148	27,460	863	178,313	2,011
Corporate bonds	24,006	210	940	60	24,946	270
Equity securities	—	—	17	9	17	9
State and local governments	840	6	—	—	840	6
Total temporarily impaired securities	$181,692	1,371	31,395	954	213,087	2,325

The following table presents information regarding securities with unrealized losses at December 31, 2014:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$5,489	11	2,953	47	8,442	58
Mortgage-backed securities	69,985	318	33,557	1,104	103,542	1,422
Corporate bonds	—	—	865	135	865	135
Equity securities	—	—	17	13	17	13
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$75,474	329	37,392	1,299	112,866	1,628

In the above tables, all of the non-equity securities that were in an unrealized loss position at December 31, 2015 and 2014 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

The Company has concluded that each of the equity securities in an unrealized loss position at December 31, 2015 and 2014 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The book values and approximate fair values of investment securities at December 31, 2015, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	$835	839
Due after one year but within five years	19,000	18,972	12,549	13,190
Due after five years but within ten years	20,216	20,026	37,286	39,919
Due after ten years	5,000	4,920	1,431	1,431
Mortgage-backed securities	122,474	121,553	102,509	101,767
Total debt securities	166,690	165,471	154,610	157,146

Equity securities	88	143	—	—
Total securities	$166,778	165,614	$154,610	157,146

At December 31, 2015 and 2014, investment securities with carrying values of $141,379,000 and $100,113,000, respectively, were pledged as collateral for public deposits.

In 2015, the Company recorded $1,000 in securities losses associated with write-downs and did not sell any securities. In 2014 and 2013, the Company initiated security sales totaling $47,473,000 and $12,908,000, respectively, which resulted in net gains of $786,000 and $525,000 in 2014 and 2013, respectively.

The aggregate carrying amount of cost-method investments was $15,893,000 and $6,016,000 at December 31, 2015 and 2014, respectively, which is recorded within the line item “other assets” on the Company’s Consolidated Balance Sheets. These investments are comprised of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Richmond (“FRB”) stock. The FHLB stock had a cost and fair value of $8,846,000 and $6,016,000 at December 31, 2015 and 2014, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $7,047,000 at December 31, 2015. The Company was required to purchase this stock when it became a member of the Federal Reserve System in the second quarter of 2015. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or the redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

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

On July 1, 2014, one of the Company’s loss share agreements with the FDIC expired. The agreement that expired related to the non-single family assets of Cooperative Bank, a failed bank acquisition from June 2009. Accordingly, the remaining balances associated with these loans and foreclosed real estate were transferred from the covered portfolio to the non-covered portfolio on July 1, 2014. The Company bears all future losses on this portfolio of loans and foreclosed real estate. Immediately prior to the transfer to non-covered status, the loans in this portfolio had a carrying value of $39.7 million and the foreclosed real estate in this portfolio had a carrying value of $3.0 million. Of the $39.7 million in loans that lost loss share protection, approximately $9.7 million were on nonaccrual status and $2.1 million were classified as accruing troubled debt restructurings as of July 1, 2014. Additionally, approximately $1.7 million in allowance for loan losses associated with this portfolio of loans was transferred to the allowance for loan losses for non-covered loans on July 1, 2014.

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	December 31, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$202,671	8%	$160,878	7%
Real estate – construction, land development & other land loans	308,969	12%	288,148	12%
Real estate – mortgage – residential (1-4 family) first mortgages	768,559	31%	789,871	33%
Real estate – mortgage – home equity loans / lines of credit	232,601	9%	223,500	9%
Real estate – mortgage – commercial and other	957,587	38%	882,127	37%
Installment loans to individuals	47,666	2%	50,704	2%
Subtotal	2,518,053	100%	2,395,228	100%
Unamortized net deferred loan costs	873		946
Total loans	$2,518,926		$2,396,174

Loans in the amount of $2.0 billion and $1.9 billion were pledged as collateral for certain borrowings as of December 31, 2015 and December 31, 2014, respectively (see Note 10).

The loans above also include loans to executive officers and directors serving the Company at December 31, 2015 and to their associates, totaling approximately $3.4 million and $3.8 million at December 31, 2015 and 2014, respectively. During 2015 additions to such loans were approximately $0.9 million and repayments totaled approximately $1.3 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	December 31, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$201,798	8%	$159,195	7%
Real estate – construction, land development & other land loans	305,228	13%	282,604	13%
Real estate – mortgage – residential (1-4 family) first mortgages	692,902	29%	700,101	31%
Real estate – mortgage – home equity loans / lines of credit	221,995	9%	210,697	9%
Real estate – mortgage – commercial and other	945,823	39%	864,333	38%
Installment loans to individuals	47,666	2%	50,704	2%
Subtotal	2,415,412	100%	2,267,634	100%
Unamortized net deferred loan costs	873		946
Total non-covered loans	$2,416,285		$2,268,580

The carrying amount of the covered loans at December 31, 2015 consisted of impaired and nonimpaired purchased loans (as determined on the date of acquisition), as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$—	—	873	886	873	886
Real estate – construction, land development & other land loans	277	365	3,464	3,457	3,741	3,822
Real estate – mortgage – residential (1-4 family) first mortgages	102	633	75,555	88,434	75,657	89,067
Real estate – mortgage – home equity loans / lines of credit	7	14	10,599	12,099	10,606	12,113
Real estate – mortgage – commercial and other	1,003	3,136	10,761	11,458	11,764	14,594
Total	$1,389	4,148	101,252	116,334	102,641	120,482

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

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2013	$207,167
Principal repayments	(50,183)
Transfers to foreclosed real estate	(5,061)
Transfers to non-covered loans due to expiration of loss-share agreement	(38,987)
Net loan (charge-offs) / recoveries	(3,301)
Accretion of loan discount	16,009
Carrying amount of nonimpaired covered loans at December 31, 2014	125,644
Principal repayments	(30,238)
Transfers to foreclosed real estate	(1,211)
Net loan (charge-offs) / recoveries	2,306
Accretion of loan discount	4,751
Carrying amount of nonimpaired covered loans at December 31, 2015	$101,252

As reflected in the table above, the Company accreted $4,751,000 and $16,009,000 of the loan discount on purchased nonimpaired loans into interest income during 2015 and 2014, respectively. As of December 31, 2015, there was remaining loan discount of $13,086,000 related to purchased accruing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the covered lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to approximately 80% of the loan discount accretion, which reduces noninterest income. At December 31, 2015, the Company also had $2,174,000 of loan discount related to purchased nonaccruing loans. It is not expected that a significant amount of this discount will be accreted, as it represents estimated losses on these loans.

The following table presents information regarding all purchased impaired loans since December 31, 2013, the majority of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2013	$6,263	3,121	3,142
Change due to payments received	(599)	227	(826)
Change due to loan charge-off	(2)	29	(31)
Other	197	(115)	312
Balance at December 31, 2014	$5,859	3,262	2,597
Change due to payments received	(634)	(102)	(532)
Transfer to foreclosed real estate	(431)	(336)	(95)
Other	(3)	(3)	—
Balance at December 31, 2015	$4,791	2,821	1,970

Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During 2015 and 2014, the Company received $436,000 and $179,000, respectively, in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in interest income.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	December 31, 2015	December 31, 2014

Non-covered nonperforming assets
Nonaccrual loans	$39,994	50,066
Restructured loans – accruing	28,011	35,493
Accruing loans > 90 days past due	—	—
Total non-covered nonperforming loans	68,005	85,559
Foreclosed real estate	9,188	9,771
Total non-covered nonperforming assets	$77,193	95,330

Covered nonperforming assets
Nonaccrual loans (1)	$7,816	10,508
Restructured loans – accruing	3,478	5,823
Accruing loans > 90 days past due	—	—
Total covered nonperforming loans	11,294	16,331
Foreclosed real estate	806	2,350
Total covered nonperforming assets	$12,100	18,681

Total nonperforming assets	$89,293	114,011

(1) At December 31, 2015 and December 31, 2014, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $12.3 million and $16.0 million, respectively.

At December 31, 2015 and 2014, the Company had $2.5 million and $6.1 million in residential mortgage loans in process of foreclosure, respectively.

If the nonaccrual and restructured loans as of December 31, 2015, 2014 and 2013 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $3,213,000, $4,115,000, and $5,262,000 for nonaccrual loans and $2,044,000, $3,045,000, and $2,674,000 for restructured loans would have been recorded for 2015, 2014, and 2013, respectively. Interest income on such loans that was actually collected and included in net income in 2015, 2014 and 2013 amounted to approximately $575,000, $1,176,000, and $1,414,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $1,392,000, $2,003,000, and $1,681,000 for restructured loans, respectively. At December 31, 2015 and 2014, we had no commitments to lend additional funds to debtors whose loans were nonperforming.

The remaining tables in this note present information derived from the Company’s allowance for loan loss model. Relevant accounting guidance requires certain disclosures to be disaggregated based on how the Company develops its allowance for loan losses and manages its credit exposure. This model combines loan types in a different manner than the tables previously presented.

The following table presents the Company’s nonaccrual loans as of December 31, 2015.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$391	22	413
Commercial – secured	2,406	—	2,406
Secured by inventory and accounts receivable	83	—	83

Real estate – construction, land development & other land loans	4,155	52	4,207

Real estate – residential, farmland and multi-family	21,964	5,201	27,165

Real estate – home equity lines of credit	2,431	361	2,792

Real estate – commercial	8,262	2,180	10,442

Consumer	302	—	302
Total	$39,994	7,816	47,810

The following table presents the Company’s nonaccrual loans as of December 31, 2014.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$187	1	188
Commercial – secured	2,927	—	2,927
Secured by inventory and accounts receivable	454	103	557

Real estate – construction, land development & other land loans	7,891	1,140	9,031

Real estate – residential, farmland and multi-family	24,459	7,785	32,244

Real estate – home equity lines of credit	2,573	278	2,851

Real estate – commercial	11,070	1,201	12,271

Consumer	505	—	505
Total	$50,066	10,508	60,574

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2015.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$632	—	391	50,878	51,901
Commercial - secured	344	127	2,406	111,803	114,680
Secured by inventory and accounts receivable	28	—	83	38,875	38,986

Real estate – construction, land development & other land loans	1,499	379	4,155	284,345	290,378

Real estate – residential, farmland, and multi-family	12,691	3,271	21,964	813,817	851,743

Real estate – home equity lines of credit	920	96	2,431	207,998	211,445

Real estate - commercial	5,399	864	8,262	797,855	812,380

Consumer	273	255	302	43,069	43,899
Total non-covered	$21,786	4,992	39,994	2,348,640	2,415,412
Unamortized net deferred loan costs					873
Total non-covered loans					$2,416,285

Covered loans	$3,313	402	7,816	91,110	102,641

Total loans	$25,099	5,394	47,810	2,439,750	2,518,926

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2015.

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2014.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$191	35	187	36,871	37,284
Commercial - secured	1,003	373	2,927	102,671	106,974
Secured by inventory and accounts receivable	30	225	454	21,761	22,470

Real estate – construction, land development & other land loans	1,950	139	7,891	247,535	257,515

Real estate – residential, farmland, and multi-family	11,272	3,218	24,459	807,884	846,833

Real estate – home equity lines of credit	1,585	352	2,573	194,067	198,577

Real estate - commercial	3,738	996	11,070	738,981	754,785

Consumer	695	131	505	41,865	43,196
Total non-covered	$20,464	5,469	50,066	2,191,635	2,267,634
Unamortized net deferred loan costs					946
Total non-covered loans					$2,268,580

Covered loans	$4,385	964	10,508	111,737	127,594

Total loans	$24,849	6,433	60,574	2,303,372	2,396,174

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2014.

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2015.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2015

Beginning balance	$8,391	6,470	9,720	3,731	9,045	841	147	38,345
Charge-offs	(3,684)	(2,647)	(5,682)	(826)	(2,639)	(1,637)	—	(17,115)
Recoveries	876	993	321	100	888	368	—	3,546
Provisions	(825)	(1,406)	4,795	(264)	(2,307)	1,466	549	2,008
Ending balance	$4,758	3,410	9,154	2,741	4,987	1,038	696	26,784

Ending balances as of December 31, 2015: Allowance for loan losses

Individually evaluated for impairment	$190	213	1,478	313	333	160	—	2,687

Collectively evaluated for impairment	$4,568	3,197	7,676	2,428	4,654	878	696	24,097

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2015:

Ending balance	$205,567	290,378	851,743	211,445	812,380	43,899	—	2,415,412
Unamortized net deferred loan costs								873
Total non-covered loans								2,416,285

Ending balances as of December 31, 2015: Loans

Individually evaluated for impairment	$907	4,554	23,839	376	14,818	160	—	44,654

Collectively evaluated for impairment	$204,660	285,824	827,904	211,069	796,981	43,739	—	2,370,177

Loans acquired with deteriorated credit quality	$—	—	—	—	581	—	—	581

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2014.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2014

Beginning balance	$7,432	12,966	15,142	1,838	5,524	1,513	(152)	44,263
Charge-offs	(4,039)	(2,148)	(4,417)	(912)	(3,048)	(1,724)	—	(16,288)
Recoveries	140	398	331	45	181	451	—	1,546
Transfer from covered category	36	813	51	—	833	4	—	1,737
Provisions	4,822	(5,559)	(1,387)	2,760	5,555	597	299	7,087
Ending balance	$8,391	6,470	9,720	3,731	9,045	841	147	38,345

Ending balances as of December 31, 2014: Allowance for loan losses

Individually evaluated for impairment	$211	415	1,686	—	165	—	—	2,477

Collectively evaluated for impairment	$8,180	6,055	8,034	3,731	8,880	841	147	35,868

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2014:

Ending balance	$166,728	257,515	846,833	198,577	754,785	43,196	—	2,267,634
Unamortized net deferred loan costs								946
Total non-covered loans								2,268,580

Ending balances as of December 31, 2014: Loans

Individually evaluated for impairment	$784	7,991	24,010	476	20,263	7	—	53,531

Collectively evaluated for impairment	$165,944	249,524	822,823	198,101	733,875	43,189	—	2,213,456

Loans acquired with deteriorated credit quality	$—	—	—	—	647	—	—	647

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2015.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2015
Beginning balance	$2,281
Charge-offs	(1,316)
Recoveries	3,622
Provision (reversal) for loan losses	(2,788)
Ending balance	$1,799

Ending balances as of December 31, 2015: Allowance for loan losses

Individually evaluated for impairment	$554
Collectively evaluated for impairment	1,175
Loans acquired with deteriorated credit quality	70

Loans receivable as of December 31, 2015:

Ending balance – total	$102,641

Ending balances as of December 31, 2015: Loans

Individually evaluated for impairment	$7,055
Collectively evaluated for impairment	94,197
Loans acquired with deteriorated credit quality	1,389

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2014.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2014
Beginning balance	$4,242
Charge-offs	(6,948)
Recoveries	3,616
Transferred to non-covered	(1,737)
Provision for loan losses	3,108
Ending balance	$2,281

Ending balances as of December 31, 2014: Allowance for loan losses

Individually evaluated for impairment	$1,161
Collectively evaluated for impairment	1,046
Loans acquired with deteriorated credit quality	74

Loans receivable as of December 31, 2014:

Ending balance – total	$127,594

Ending balances as of December 31, 2014: Loans

Individually evaluated for impairment	$11,484
Collectively evaluated for impairment	114,160
Loans acquired with deteriorated credit quality	1,950

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$234	276	—	128
Commercial - secured	128	151	—	70
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	3,922	7,397	—	4,557

Real estate – residential, farmland, and multi-family	10,423	12,109	—	9,723

Real estate – home equity lines of credit	—	—	—	95

Real estate – commercial	9,992	11,022	—	14,585

Consumer	—	—	—	1
Total non-covered impaired loans with no allowance	$24,699	30,955	—	29,159

Total covered impaired loans with no allowance	$5,231	8,529	—	5,607

Total impaired loans with no allowance recorded	$29,930	39,484	—	34,766

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$129	140	77	137
Commercial - secured	416	443	113	513
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	632	640	213	1,217

Real estate – residential, farmland, and multi-family	13,416	13,586	1,478	14,039

Real estate – home equity lines of credit	376	376	313	75

Real estate – commercial	5,407	5,592	333	3,968

Consumer	160	160	160	32
Total non-covered impaired loans with allowance	$20,536	20,937	2,687	19,981

Total covered impaired loans with allowance	$3,213	3,476	624	3,742

Total impaired loans with an allowance recorded	$23,749	24,413	3,311	23,723

Interest income recorded on non-covered and covered impaired loans during the year ended December 31, 2015 was insignificant.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$33	35	—	20
Commercial - secured	5	6	—	95
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	6,877	7,944	—	6,430

Real estate – residential, farmland, and multi-family	9,165	10,225	—	7,776

Real estate – home equity lines of credit	476	498	—	388

Real estate – commercial	17,409	20,786	—	11,911

Consumer	7	10	—	7
Total non-covered impaired loans with no allowance	$33,972	39,504	—	26,627

Total covered impaired loans with no allowance	$8,097	12,081	—	16,986

Total impaired loans with no allowance recorded	$42,069	51,585	—	43,613

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$140	143	47	142
Commercial - secured	606	612	164	550
Secured by inventory and accounts receivable	—	—	—	15

Real estate – construction, land development & other land loans	1,114	3,243	415	1,487

Real estate – residential, farmland, and multi-family	14,845	15,257	1,686	14,418

Real estate – home equity lines of credit	—	—	—	4

Real estate – commercial	3,501	3,530	165	6,420

Consumer	—	—	—	8
Total non-covered impaired loans with allowance	$20,206	22,785	2,477	23,044

Total covered impaired loans with allowance	$5,220	5,719	1,229	8,513

Total impaired loans with an allowance recorded	$25,426	28,504	3,706	31,557

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
Watch or Standard:
9	Existing loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances.
Special Mention:
5	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
6	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
7	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
8	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2015.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Pass – Acceptable/ Average (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$26,978	22,276	—	1,196	1,060	391	51,901
Commercial - secured	56,428	51,464	32	2,478	1,872	2,406	114,680
Secured by inventory and accounts receivable	18,955	19,120	—	252	576	83	38,986

Real estate – construction, land development & other land loans	106,881	158,563	578	11,545	8,656	4,155	290,378

Real estate – residential, farmland, and multi-family	216,549	532,859	4,083	43,654	32,634	21,964	851,743

Real estate – home equity lines of credit	135,828	62,638	1,544	5,232	3,772	2,431	211,445

Real estate - commercial	292,433	464,824	7,605	26,339	12,917	8,262	812,380

Consumer	29,617	13,194	51	303	432	302	43,899
Total	$883,669	1,324,938	13,893	90,999	61,919	39,994	2,415,412
Unamortized net deferred loan costs							873
Total non-covered loans							$2,416,285

Total covered loans	$11,537	59,611	250	7,423	16,004	7,816	$102,641

Total loans	$895,206	1,384,549	14,143	98,422	77,923	47,810	$2,518,926

At December 31, 2015, there was an insignificant amount of loans that were graded “8” with an accruing status.

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2014.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Pass – Acceptable/ Average (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$17,856	15,649	5	1,356	2,231	187	37,284
Commercial - secured	32,812	62,361	62	4,481	4,331	2,927	106,974
Secured by inventory and accounts receivable	10,815	9,928	—	767	506	454	22,470

Real estate – construction, land development & other land loans	87,806	135,072	771	13,066	12,909	7,891	257,515

Real estate – residential, farmland, and multi-family	221,581	520,790	4,536	40,993	34,474	24,459	846,833

Real estate – home equity lines of credit	122,528	62,642	1,135	5,166	4,533	2,573	198,577

Real estate - commercial	223,197	465,395	9,057	30,318	15,748	11,070	754,785

Consumer	25,520	15,614	54	855	648	505	43,196
Total	$742,115	1,287,451	15,620	97,002	75,380	50,066	2,267,634
Unamortized net deferred loan costs							946
Total non-covered loans							$2,268,580

Total covered loans	$14,349	70,989	632	10,503	20,613	10,508	$127,594

Total loans	$756,464	1,358,440	16,252	107,505	95,993	60,574	$2,396,174

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

The vast majority of the Company’s troubled debt restructurings modified during the year ended December 31, 2015 and 2014 related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

The following table presents information related to loans modified in a troubled debt restructuring during the years ended December 31, 2015 and 2014.

($ in thousands)	For the year ended December 31, 2015			For the year ended December 31, 2014
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural:
Commercial – unsecured	1	$8	$8	—	$—	$—
Commercial – secured	—	—	—	—	—	—
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans	1	235	235	—	—	—
Real estate – residential, farmland, and multi-family	3	286	286	11	2,571	2,571
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	2	441	441	2	2,416	2,415
Consumer	—	—	—	—	—	—

Non-covered TDRs – Nonaccrual
Commercial, financial, and agricultural:
Commercial – unsecured	—	—	—	—	—	—
Commercial – secured	1	5	5	1	15	15
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans	2	495	495	—	—	—
Real estate – residential, farmland, and multi-family	5	400	400	8	770	769
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	—	—	—	2	98	98
Consumer	—	—	—	—	—	—

Total non-covered TDRs arising during period	15	1,870	1,870	24	5,870	5,868

Total covered TDRs arising during period– Accruing	2	$139	$139	5	$944	$927
Total covered TDRs arising during period – Nonaccrual	—	—	—	8	966	933

Total TDRs arising during period	17	$2,009	$2,009	37	$7,780	$7,728

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the years ended December 31, 2015 and 2014 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the year ended December 31, 2015		For the year ended December 31, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Non-covered accruing TDRs that subsequently defaulted
Commercial, financial, and agricultural:
Commercial – unsecured	1	$7	—	$—
Real estate – construction, land development & other land loans	—	—	1	5
Real estate – residential, farmland, and multi-family	4	352	—	—
Real estate – commercial	—	—	1	71

Total non-covered TDRs that subsequently defaulted	5	$359	2	$76

Total accruing covered TDRs that subsequently defaulted	—	$—	1	$353

Total accruing TDRs that subsequently defaulted	5	$359	3	$429

Note 5. Premises and Equipment

Premises and equipment at December 31, 2015 and 2014 consisted of the following:

($ in thousands)	2015	2014

Land	$23,750	23,911
Buildings	66,527	65,130
Furniture and equipment	36,246	35,423
Leasehold improvements	1,704	1,323
Total cost	128,227	125,787
Less accumulated depreciation and amortization	(53,668)	(50,674)
Net book value of premises and equipment	$74,559	75,113

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

At December 31, 2015 and 2014, the FDIC indemnification asset was comprised of the following components:

($ in thousands)	2015	2014
Receivable (payable) related to loss claims incurred (recoveries), not yet received (paid), net	$(633)	6,899
Receivable related to estimated future claims on loans	8,675	14,933
Receivable related to estimated future claims on foreclosed real estate	397	737
FDIC indemnification asset	$8,439	22,569

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

The following presents a rollforward of the FDIC indemnification asset since January 1, 2013.

($ in thousands)
Balance at January 1, 2013	$102,559
Increase (decrease) related to unfavorable (favorable) changes in loss estimates	9,312
Increase related to reimbursable expenses	5,352
Cash received	(49,572)
Decrease related to accretion of loan discount	(16,160)
Other	(2,869)
Balance at December 31, 2013	$48,622
Increase (decrease) related to unfavorable (favorable) changes in loss estimates	2,923
Increase related to reimbursable expenses	3,925
Cash received	(17,724)
Decrease related to accretion of loan discount	(15,281)
Other	104
Balance at December 31, 2014	$22,569
Increase (decrease) related to unfavorable (favorable) changes in loss estimates	(3,031)
Increase related to reimbursable expenses	1,232
Cash received	(6,673)
Decrease related to accretion of loan discount	(5,584)
Decrease related to settlement of disputed claims	(406)
Other	332
Balance at December 31, 2015	$8,439

Note 7. Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2015 and December 31, 2014 and the carrying amount of unamortized intangible assets as of those same dates.

	December 31, 2015		December 31, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$678	550	678	505
Core deposit premiums	8,560	7,352	8,560	6,675
Total	$9,238	7,902	9,238	7,180

Unamortized intangible assets:
Goodwill	$65,835		65,835

Amortization expense totaled $722,000, $777,000 and $860,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Goodwill is evaluated for impairment on at least an annual basis – see Note 1(q). For each of the years presented, the Company’s evaluation indicated that there was no goodwill impairment.

The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2020 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
2016	$654
2017	404
2018	129
2019	122
2020	27
Thereafter	—
Total	$1,336

Note 8. Income Taxes

Total income taxes for the years ended December 31, 2015, 2014 and 2013 were allocated as follows:

($ in thousands)	2015	2014	2013

Allocated to net income	$14,126	13,535	12,081
Allocated to stockholders’ equity, for unrealized holding gain/loss on debt and equity securities for financial reporting purposes	(184)	518	(2,072)
Allocated to stockholders’ equity, for tax benefit of pension liabilities	(1,716)	(2,103)	3,399
Total income taxes	$12,226	11,950	13,408

The components of income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 are as follows:

($ in thousands)	2015	2014	2013

Current - Federal	$9,149	1,316	9,812
- State	1,436	903	(467)
Deferred - Federal	3,205	10,104	168
- State	336	1,212	2,568
Total	$14,126	13,535	12,081

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2015 and 2014 are presented below:

($ in thousands)	2015	2014

Deferred tax assets:
Allowance for loan losses	$10,020	14,558
Excess book over tax SERP retirement plan cost	2,528	2,566
Deferred compensation	50	78
Federal & state net operating loss carryforwards	58	1,066
Accruals, book versus tax	2,130	1,779
Pension liability adjustments	1,816	100
Foreclosed real estate	571	1,222
Basis differences in assets acquired in FDIC transactions	1,384	—
Nonqualified stock options	554	521
Partnership investments	164	219
Unrealized gain on securities available for sale	453	270
All other	200	212
Gross deferred tax assets	19,928	22,591
Less: Valuation allowance	(67)	(125)
Net deferred tax assets	19,861	22,466
Deferred tax liabilities:
Loan fees	(1,451)	(1,413)
Excess tax over book pension cost	(1,857)	(1,316)
Depreciable basis of fixed assets	(1,313)	(1,197)
Amortizable basis of intangible assets	(11,263)	(10,582)
FHLB stock dividends	(416)	(422)
Basis differences in assets acquired in FDIC transactions	—	(2,322)
All other	(12)	(23)
Gross deferred tax liabilities	(16,312)	(17,275)
Net deferred tax asset (liability) - included in other assets	$3,549	5,191

A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related 2015 and 2014 deferred tax expense (benefit) of approximately ($184,000) and $518,000 respectively, has been recorded directly to shareholders’ equity. Additionally, a portion of the annual change in the net deferred tax asset relates to pension adjustments. The related 2015 and 2014 deferred tax expense (benefit) of ($1,716,000) and ($2,103,000) respectively, has been recorded directly to shareholders’ equity. The balance of the 2015 decrease in the net deferred tax asset of $3,541,000 is reflected as a deferred income tax expense, and the balance of the 2014 decrease in the net deferred tax asset of $11,316,000 is reflected as a deferred income tax expense in the consolidated statement of income.

The valuation allowances for 2015 and 2014 relate primarily to state net operating loss carryforwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. The Company adjusted its net deferred income tax asset as a result of reductions in the North Carolina income tax rate, which reduced the state income tax rate to 4% effective January 1, 2016.

The Company had no significant uncertain tax positions, and thus no reserve for uncertain tax positions has been recorded. Additionally, the Company determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate. The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses”.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities.  The Company’s federal tax returns through the year 2013 were audited during the year. The Company’s state tax returns are subject to income tax audit by state agencies beginning with the year 2012.  There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

Retained earnings at December 31, 2015 and 2014 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

The following is a reconcilement of federal income tax expense at the statutory rate of 35% to the income tax provision reported in the financial statements.

($ in thousands)	2015	2014	2013

Tax provision at statutory rate	$14,405	13,486	11,473
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(930)	(832)	(818)
Low income housing tax credits	(191)	(179)	(150)
Non-deductible interest expense	11	11	15
State income taxes, net of federal benefit	1,152	1,375	1,366
Change in valuation allowance	(58)	16	(3)
Other, net	(263)	(342)	198
Total	$14,126	13,535	12,081

Note 9. Time Deposits and Related Party Deposits

At December 31, 2015, the scheduled maturities of time deposits were as follows:

($ in thousands)

2016	$569,562
2017	65,143
2018	25,604
2019	10,840
2020	24,080
Thereafter	4,335
$699,564

Deposits received from executive officers and directors and their associates totaled approximately $1,982,000 and $25,388,000 at December 31, 2015 and 2014, respectively. These deposit accounts have substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other non-related depositors.

As of December 31, 2015 and 2014, the Company held $226.0 million and $256.7 million, respectively, in time deposits of $250,000 or more (which is the current FDIC insurance limit for insured deposits as of December 31, 2015). Included in these deposits were brokered deposits of $71.8 million and $82.8 million at December 31, 2015 and 2014, respectively.

Note 10. Borrowings and Borrowings Availability

The following tables present information regarding the Company’s outstanding borrowings at December 31, 2015 and 2014:

Description - 2015	Due date	Call Feature	2015 Amount	Interest Rate

FHLB Term Note	1/19/16	None	$30,000,000	0.41% fixed
FHLB Term Note	1/29/16	None	50,000,000	0.38% fixed
FHLB Term Note	12/27/16	None	20,000,000	0.76% fixed
FHLB Term Note	12/26/17	None	20,000,000	1.19% fixed
FHLB Term Note	12/24/18	None	20,000,000	1.57% fixed
Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	20,620,000	3.02% at 12/31/15 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	1.90% at 12/31/15 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate as of December 31, 2015			$186,394,000	1.14%

Description - 2014	Due date	Call Feature	2014 Amount	Interest Rate

FHLB Term Note	1/29/15	None	$50,000,000	0.20% fixed
FHLB Term Note	9/30/15	None	20,000,000	0.44% fixed
Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	20,620,000	2.96% at 12/31/14 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	1.65% at 12/31/14 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate as of December 31, 2014			$116,394,000	1.05%

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

At December 31, 2015, the Company had four sources of readily available borrowing capacity – 1) an approximately $589 million line of credit with the FHLB, of which $140 million was outstanding at December 31, 2015 and $70 million was outstanding at December 31, 2014, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2015 or 2014, 3) a $35 million federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2015 or 2014, and 4) an approximately $88 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2015 or 2014.

The Company’s line of credit with the FHLB totaling approximately $589 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio. The borrowing capacity was reduced by $193 million at both December 31, 2015 and 2014, as a result of the Company pledging letters of credit for public deposits at each of those dates. Accordingly, the Company’s unused FHLB line of credit was $256 million at December 31, 2015.

The Company’s two correspondent bank relationships allows the Company to purchase up to $50 million and $35 million in federal funds on an overnight, unsecured basis (federal funds purchased). The Company had no borrowings outstanding under these lines at December 31, 2015 or 2014.

The Company has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate). Based on the collateral owned by the Company as of December 31, 2015, the available line of credit was approximately $88 million. The Company had no borrowings outstanding under this line of credit at December 31, 2015 or 2014.

Note 11. Leases

Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $1.2 million in 2015, $1.2 million in 2014, and $1.1 million in 2013.

Future obligations for minimum rentals under noncancelable operating leases at December 31, 2015 are as follows:

($ in thousands)

Year ending December 31:
2016	$1,122
2017	1,008
2018	838
2019	610
2020	412
Thereafter	677
Total	$4,667

Note 12. Employee Benefit Plans

401(k) Plan. The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code. New employees who have met the age requirement are automatically enrolled in the plan at a 5% deferral rate on the next plan Entry Date. The automatic deferral can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan. The Company contributes an amount equal to the sum of 1) 100% of the employee’s salary contributed up to 3% and 2) 50% of the employee’s salary contributed between 3% and 5%. Company contributions are 100% vested immediately. The Company’s matching contribution expense was $1.4 million for each of the years ended December 31, 2015, 2014, and 2013. Although discretionary contributions by the Company are permitted by the plan, the Company did not make any such contributions in 2015, 2014 or 2013. The Company’s matching and discretionary contributions are made according to the same investment elections each participant has established for their deferral contributions.

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

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. As discussed below, the contributions are invested to provide for benefits under the Pension Plan. The Company did not make any contributions to the Pension Plan in 2015, 2014 or 2013. The Company does not expect to contribute to the Pension Plan in 2016.

The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

($ in thousands)	2015	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$35,615	30,548	32,272
Service cost	—	—	—
Interest cost	1,364	1,461	1,284
Actuarial (gain) loss	1,236	5,320	(2,343)
Benefits paid	(2,051)	(1,714)	(665)
Curtailment gain	—	—	—
Benefit obligation at end of year	36,164	35,615	30,548
Change in plan assets
Plan assets at beginning of year	37,282	36,333	30,124
Actual return on plan assets	258	2,663	6,874
Employer contributions	—	—	—
Benefits paid	(2,051)	(1,714)	(665)
Plan assets at end of year	35,489	37,282	36,333

Funded status at end of year	$(675)	1,667	5,785

The accumulated benefit obligation related to the Pension Plan was $36,164,000, $35,615,000, and $30,548,000 at December 31, 2015, 2014, and 2013, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2015 and 2014 as it relates to the Pension Plan, excluding the related deferred tax assets.

($ in thousands)	2015	2014

Other assets	$—	1,667
Other liabilities	(675)	—
	$(675)	1,667

The following table presents information regarding the amounts recognized in accumulated other comprehensive income (AOCI) at December 31, 2015 and 2014, as it relates to the Pension Plan.

($ in thousands)	2015	2014

Net gain (loss)	$(5,682)	(1,857)
Prior service cost	—	—
Amount recognized in AOCI before tax effect	(5,682)	(1,857)
Tax (expense) benefit	2,216	724
Net amount recognized as increase (decrease) to AOCI	$(3,466)	(1,133)

The following table reconciles the beginning and ending balances of accumulated other comprehensive income (AOCI) at December 31, 2015 and 2014, as it relates to the Pension Plan:

($ in thousands)	2015	2014

Accumulated other comprehensive loss at beginning of fiscal year	$(1,133)	2,183
Net gain (loss) arising during period	(3,825)	(5,436)
Prior service cost	—	—
Transition Obligation	—	—
Amortization of unrecognized actuarial loss	—	—
Amortization of prior service cost and transition obligation	—	—
Tax (expense) benefit of changes during the year, net	1,492	2,120
Accumulated other comprehensive gain (loss) at end of fiscal year	$(3,466)	(1,133)

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

($ in thousands)	2015	2014

Prepaid pension cost as of beginning of fiscal year	$3,524	2,206
Net periodic pension income (cost) for fiscal year	1,483	1,318
Actual employer contributions	—	—
Prepaid pension asset as of end of fiscal year	$5,007	3,524

Net pension (income) cost for the Pension Plan included the following components for the years ended December 31, 2015, 2014, and 2013:

($ in thousands)	2015	2014	2013

Service cost – benefits earned during the period	$—	—	—
Interest cost on projected benefit obligation	1,364	1,461	1,284
Expected return on plan assets	(2,847)	(2,779)	(2,307)
Net amortization and deferral	—	—	49
Net periodic pension (income) cost	$(1,483)	(1,318)	(974)

The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2016	$1,307
Year ending December 31, 2017	1,392
Year ending December 31, 2018	1,545
Year ending December 31, 2019	1,678
Year ending December 31, 2020	1,737
Years ending December 31, 2021-2025	9,647

For each of the years ended December 31, 2015, 2014, and 2013, the Company used an expected long-term rate-of-return-on-assets assumption of 7.75%. The Company arrived at this rate based primarily on a third-party investment consulting firm’s historical analysis of investment returns, which indicated that the mix of the Pension Plan’s assets (generally 75% equities and 25% fixed income) can be expected to return approximately 7.75% on a long term basis.

Funds in the Pension Plan are invested in a mix of investment types in accordance with the Pension Plan’s investment policy, which is intended to provide an average annual rate of return of 7% to 10%, while maintaining proper diversification. Except for Company stock, all of the Pension Plan’s assets are invested in an unaffiliated bank money market account or mutual funds. The investment policy of the Pension Plan does not permit the use of derivatives, except to the extent that derivatives are used by any of the mutual funds invested in by the Pension Plan. The following table presents the targeted mix of the Pension Plan’s assets as of December 31, 2015, as set out by the Plan’s investment policy:

Investment type	Targeted % of Total Assets	Acceptable Range % of Total Assets

Fixed income investments
Cash/money market account	2%	1%-5%
US government bond fund	10%	10%-20%
US corporate bond fund	10%	5%-15%
US corporate high yield bond fund	5%	0%-10%
Equity investments
Large cap value fund	40%	30%-50%
Mid cap equity fund	10%	5%-15%
Small cap growth fund	8%	5%-15%
Foreign equity fund	10%	5%-15%
Company stock	5%	0%-10%

The Pension Plan’s investment strategy contains certain investment objectives and risks for each permitted investment category. To ensure that risk and return characteristics are consistently followed, the Pension Plan’s investments are reviewed at least semi-annually and rebalanced within the acceptable range. Performance measurement of the investments employs the use of certain investment category and peer group benchmarks. The investment category benchmarks as of December 31, 2015 are as follows:

Investment Category	Investment Category Benchmark	Range of Acceptable Deviation from Investment Category Benchmark

Fixed income investments
Cash/money market account	US Treasury T-Bill Auction Index	0-50 basis points
US government bond fund	Barclays Intermediate Government Bond Index	0-200 basis points
US corporate bond fund	Barclays Aggregate Index	0-200 basis points
US corporate high yield bond fund	Barclays High Yield Index	0-200 basis points
Equity investments
Large cap value fund	Russell 1000 Index	0-300 basis points
Mid cap equity fund	Russell Mid Cap Index	0-300 basis points
Small cap growth fund	Russell 2000 Growth Index	0-300 basis points
Foreign equity fund	MSCI EAFE Index	0-300 basis points
Company stock	Russell 2000 Index	0-300 basis points

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

The Pension Plan invests in various investment securities which are exposed to various risks such as interest rate, market, and credit risks. All of these risks are monitored and managed by the Company. No significant concentration of risk exists within the plan assets at December 31, 2015.

The fair values of the Company’s pension plan assets at December 31, 2015, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$155	—	155	—
US government bond fund	3,398	3,398	—	—
US corporate bond fund	3,357	3,357	—	—
US corporate high yield bond fund	1,700	1,700	—	—

Equity investments
Large cap value fund	14,703	14,703	—	—
Small cap growth fund	2,845	2,845	—	—
Mid cap equity fund	3,541	3,541	—	—
Foreign equity fund	3,544	3,544	—	—
Company stock	2,246	2,246	—	—
Total	$35,489	35,334	155	—

The fair values of the Company’s pension plan assets at December 31, 2014, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$447	—	447	—
US government bond fund	3,385	3,385	—	—
US corporate bond fund	3,377	3,377	—	—
US corporate high yield bond fund	1,741	1,741	—	—

Equity investments
Large cap value fund	7,669	7,669	—	—
Large cap growth fund	7,694	7,694	—	—
Small cap growth fund	3,162	3,162	—	—
Mid cap growth fund	3,983	3,983	—	—
Foreign equity fund	3,611	3,611	—	—
Company stock	2,213	2,213	—	—
Total	$37,282	36,835	447	—

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2015 and 2014.

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

The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2015	2014	2013
Change in benefit obligation
Projected benefit obligation at beginning of year	$5,216	5,292	6,813
Service cost	201	272	304
Interest cost	206	212	203
Actuarial (gain) loss	497	(265)	(1,856)
Benefits paid	(342)	(295)	(172)
Curtailment gain	—	—	—
Projected benefit obligation at end of year	5,778	5,216	5,292
Plan assets	—	—	—
Funded status at end of year	$(5,778)	(5,216)	(5,292)

The accumulated benefit obligation related to the SERP was $5,778,000, $5,216,000, and $5,292,000 at December 31, 2015, 2014, and 2013, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2015 and 2014 as it relates to the SERP, excluding the related deferred tax assets.

($ in thousands)	2015	2014

Other assets – prepaid pension asset (liability)	$(6,802)	(6,816)
Other assets (liabilities)	1,024	1,600
	$(5,778)	(5,216)

The following table presents information regarding the amounts recognized in AOCI at December 31, 2015 and 2014.

($ in thousands)	2015	2014

Net gain (loss)	$1,024	1,600
Prior service cost	—	—
Amount recognized in AOCI before tax effect	1,024	1,600
Tax (expense) benefit	(399)	(624)
Net amount recognized as increase (decrease) to AOCI	$625	976

The following table reconciles the beginning and ending balances of accumulated other comprehensive income (AOCI) at December 31, 2015 and 2014, as it relates to the SERP:

($ in thousands)	2015	2014

Accumulated other comprehensive loss at beginning of fiscal year	$976	949
Net gain (loss) arising during period	(497)	265
Prior service cost	—	—
Amortization of unrecognized actuarial loss	(79)	(221)
Amortization of prior service cost and transition obligation	—	—
Tax benefit (expense) related to changes during the year, net	225	(17)
Accumulated other comprehensive income (loss) at end of fiscal year	$625	976

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2015	2014

Prepaid pension cost (liability) as of beginning of fiscal year	$(6,816)	(6,848)
Net periodic pension cost for fiscal year	(328)	(263)
Benefits paid	342	295
Prepaid pension cost (liability) as of end of fiscal year	$(6,802)	(6,816)

Net pension cost for the SERP included the following components for the years ended December 31, 2015, 2014, and 2013:

($ in thousands)	2015	2014	2013

Service cost – benefits earned during the period	$201	272	304
Interest cost on projected benefit obligation	206	212	203
Net amortization and deferral	(79)	(221)	(101)
Net periodic pension cost	$328	263	406

The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2016	$376
Year ending December 31, 2017	378
Year ending December 31, 2018	418
Year ending December 31, 2019	415
Year ending December 31, 2020	413
Years ending December 31, 2021-2025	2,095

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2015, 2014, and 2013:

	2015		2014		2013
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	3.82%	3.82%	4.78%	4.78%	3.97%	3.97%
Discount rate used to calculate end of year liability disclosures	4.17%	4.17%	3.82%	3.82%	4.78%	4.78%
Expected long-term rate of return on assets	7.75%	n/a	7.75%	n/a	7.75%	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

The Company’s discount rate policy is based on a calculation of the Company’s expected pension payments, with those payments discounted using the Citigroup Pension Index yield curve.

Note 13. Commitments, Contingencies, and Concentrations of Credit Risk

See Note 11 with respect to future obligations under noncancelable operating leases.

In the normal course of the Company’s business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit that are not reflected in the financial statements. The following table presents the Company’s outstanding loan commitments at December 31, 2015.

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$81	156	237
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	69	218	287
Total	$150	374	524

At December 31, 2015 and 2014, the Company had $13.1 million and $14.1 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a guarantee made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the standby letter of credit. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past two years, the Company has only had to honor a few standby letters of credit, which have been or are being repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.

The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company.

The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Beaufort, Bladen, Brunswick, Buncombe, Cabarrus, Carteret, Chatham, Columbus, Cumberland, Dare, Davidson, Duplin, Guilford, Harnett, Hoke, Iredell, Lee, Mecklenburg, Montgomery, Moore, New Hanover, Onslow, Pitt, Randolph, Richmond, Robeson, Rockingham, Rowan, Scotland, Stanly and Wake Counties in North Carolina, Chesterfield, Dillon, and Florence Counties in South Carolina, and Montgomery, Roanoke, Washington and Wythe Counties in Virginia. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

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

The Company’s investment portfolio consists principally of obligations of government-sponsored enterprises, mortgage-backed securities guaranteed by government-sponsored enterprises, corporate bonds, and general obligation municipal securities. The Company also holds stock with the Federal Reserve Bank and the Federal Home Loan Bank as a requirement for membership in the system. The following are the fair values at December 31, 2015 of securities to any one issuer/guarantor that exceed $2.0 million, with such amounts representing the maximum amount of credit risk that the Company would incur if the issuer did not repay the obligation.

($ in thousands) Issuer	Amortized Cost	Fair Value
Freddie Mac – mortgage-backed securities	$74,835	74,529
Fannie Mae – mortgage-backed securities	59,717	59,304
Small Business Administration	46,592	45,864
Ginnie Mae - mortgage-backed securities	43,838	43,623
Federal Home Loan Bank of Atlanta - common stock	8,846	8,846
Federal Reserve Bank - common stock	7,047	7,047
Federal Home Loan Bank System - bonds	7,000	7,001
Freddie Mac – bonds	6,000	5,996
Goldman Sachs Group Inc. corporate bond	5,126	5,074
Citigroup, Inc. corporate bond	5,038	5,012
JP Morgan Chase corporate bond	5,031	5,001
Bank of America corporate bond	5,020	4,939
Financial Institutions, Inc. corporate bond	4,000	3,980
Craven County, North Carolina municipal bond	3,576	3,811
Spartanburg, South Carolina Sanitary Sewer District municipal bond	3,271	3,549
Fannie Mae – bonds	3,000	2,997
Federal Farm Credit bonds	3,000	2,978
South Carolina State municipal bond	2,161	2,391
Virginia State Housing Authority municipal bond	2,066	2,204

The Company places its deposits and correspondent accounts with the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, PCBB, and Bank of America and sells its federal funds to Bank of America. At December 31, 2015, the Company had deposits in the Federal Home Loan Bank of Atlanta totaling $8.7 million, deposits of $198.4 million in the Federal Reserve Bank, deposits of $28.2 million in Bank of America, and deposits of $0.1 million with PCBB. None of the deposits held at the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank are FDIC-insured, however the Federal Reserve Bank is a government entity and therefore risk of loss is minimal. The deposits held at Bank of America and PCBB are FDIC-insured up to $250,000. The Company also had $6.1 million in deposits with various holders through an internet-based CD marketplace. All of these deposits are 100% FDIC-insured.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2015.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$18,972	—	18,972	—
Mortgage-backed securities	121,553	—	121,553	—
Corporate bonds	24,946	—	24,946	—
Equity securities	143	—	143	—
Total available for sale securities	$165,614	—	165,614	—

Nonrecurring
Impaired loans – covered	$2,588	—	—	2,588
Impaired loans – non-covered	18,057	—	—	18,057
Foreclosed real estate – covered	806	—	—	806
Foreclosed real estate – non-covered	9,188	—	—	9,188

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

Securities Available for Sale — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy. Most of the fair values for the Company’s Level 2 securities are determined by our third-party bond accounting provider using matrix pricing. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. For the Company, Level 2 securities include mortgage-backed securities, collateralized mortgage obligations, government-sponsored enterprise securities, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$2,588	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	18,057	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate – covered	806	Appraised value; List or contract price	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	9,188	Appraised value; List or contract price	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-10%

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$3,991	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	18,035	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate – covered	2,350	Appraised value; List or contract price	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	9,771	Appraised value; List or contract price	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-10%

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the years ended December 31, 2015 or 2014.

For the years ended December 31, 2015 and 2014, the increase (decrease) in the fair value of securities available for sale was ($473,000) and $1,329,000, respectively, which is included in other comprehensive income (net of tax expense (benefit) of ($184,000) and $518,000, respectively). Fair value measurement methods at December 31, 2015 and 2014 are consistent with those used in prior reporting periods.

As discussed in Note 1(p), the Company is required to disclose estimated fair values for its financial instruments. Fair value estimates as of December 31, 2015 and 2014 and limitations thereon are set forth below for the Company’s financial instruments. See Note 1(p) for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

		December 31, 2015		December 31, 2014
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$53,285	$53,285	81,068	81,068
Due from banks, interest-bearing	Level 1	213,426	213,426	171,248	171,248
Federal funds sold	Level 1	557	557	768	768
Securities available for sale	Level 2	165,614	165,614	158,018	158,018
Securities held to maturity	Level 2	154,610	157,146	178,687	182,411
Presold mortgages in process of settlement	Level 1	4,323	4,323	6,019	6,019
Total loans, net of allowance	Level 3	2,490,343	2,484,059	2,355,548	2,328,244
Accrued interest receivable	Level 1	9,166	9,166	8,920	8,920
FDIC indemnification asset	Level 3	8,439	8,256	22,569	21,856
Bank-owned life insurance	Level 1	72,086	72,086	55,421	55,421

Deposits	Level 2	2,811,285	2,809,828	2,695,906	2,696,153
Borrowings	Level 2	186,394	178,468	116,394	105,407
Accrued interest payable	Level 2	585	585	686	686

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

Note 15. Equity-Based Compensation Plans

The Company recorded total stock-based compensation expense of $710,000, $270,000 and $222,000 for the years ended December 31, 2015, 2014, and 2013, respectively. Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $277,000, $105,000, and $87,000 of income tax benefits related to stock based compensation expense in the income statement for the years ended December 31, 2015, 2014, and 2013, respectively.

At December 31, 2015, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan, the First Bancorp 2007 Equity Plan, and the First Bancorp 2004 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of December 31, 2015, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 919,659 shares remaining available for grant.

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

Recent equity grants to employees have either had performance vesting conditions, service vesting conditions, or both. Compensation expense for these grants is recorded over the various service periods based on the estimated number of equity grants that are probable to vest. No compensation cost is recognized for grants that do not vest and any previously recognized compensation cost will be reversed. The Company issues new shares of common stock when options are exercised.

Certain of the Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for each incremental award. Compensation expense is based on the estimated number of stock options and awards that will ultimately vest. Over the past five years, there have only been minimal amounts of forfeitures, and therefore the Company assumes that all awards granted without performance conditions will become vested.

As it relates to director equity grants, the Company grants common shares, valued at approximately $16,000 to each non-employee director (currently eight in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions. Total stock-based compensation expense related to these grants was $129,000, $177,000, and $193,000 for each the three years ended December 31, 2015, 2014 and 2013, respectively, and is classified as “other operating expense” in the Consolidated Statements of Income.

Pursuant to an employment agreement, the Company granted the chief executive officer 75,000 non-qualified stock options and 40,000 shares of restricted stock during the third quarter of 2012. The option award would have fully vested on December 31, 2014 if the Company achieved a certain earnings target for 2014. The Company did not achieve the applicable target and therefore the award was forfeited as of December 31, 2014. No compensation expense was recognized for the option award. The restricted stock award would have fully vested on December 31, 2015, if the Company achieved a certain earnings target for 2015. The Company did not achieve the applicable target, and therefore the restricted stock award was forfeited as of December 31, 2015. No compensation expense was recognized for the restricted stock award.

Based on the Company’s performance in 2013, the Company granted long-term restricted shares of common stock to the chief executive officer on February 11, 2014 with a two-year vesting period. The total compensation expense associated with the grant was $278,200. The Company recorded $92,800 in compensation expense related to this grant during 2015 and 2014.

In 2014, the Company’s Compensation Committee determined that seven of the Company’s senior officers would receive their annual bonus earned under the Company’s annual incentive plan in a mix of 50% cash and 50% stock, with the stock being subject to a three year vesting term. Previously, awards under this plan were paid all in cash. This resulted in the Company granting a total of 14,882 shares of restricted common stock to those officers on February 24, 2015. The total compensation expense associated with this grant was $258,000, which is being recorded over the vesting period. The Company recorded $93,100 in compensation expense during 2015 related to these grants.

In 2015, additional stock grants of 50,736 shares were made to 19 officers of the Company, each with three year vesting schedules. The total value of these grants amounted to $876,000, of which $395,000 was recorded as expense in during 2015. Grants were issued based on the closing price of the Company’s common stock on the date of grant.

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

Under the terms of the predecessor plans and the First Bancorp 2014 Equity Plan, stock options can have a term of no longer than ten years. In a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested ..

At December 31, 2015, there were 117,408 stock options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $21.83.

The following table presents information regarding the activity since January 1, 2013 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2013	487,530	$17.64

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(94,872)	17.36

Balance at December 31, 2013	392,658	$17.71

Granted	—	—
Exercised	(4,500)	15.58		$6,525
Forfeited	(75,000)	9.76
Expired	(134,056)	21.10

Balance at December 31, 2014	179,102	$18.55

Granted	—	—
Exercised	(7,353)	15.20		$19,843
Forfeited	—	—
Expired	(54,341)	19.93

Outstanding at December 31, 2015	117,408	$18.12	1.57	$206,134

Exercisable at December 31, 2015	117,408	$18.12	1.57	$206,134

In 2015 and 2014, the Company received $112,000 and $70,000, respectively, as a result of stock option exercises. No stock options were exercised in 2013. The Company recorded insignificant tax benefits from the exercise of nonqualified stock options during the years ended December 31, 2015, 2014, and 2013.

The following table summarizes information about the stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/15	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/15	Weighted- Average Exercise Price

$14.35	18,000	2.6	$14.35	18,000	$14.35
$14.36 to $17.70	49,408	2.0	16.64	49,408	16.64
$17.70 to $19.91	18,000	1.0	19.61	18,000	19.61
$19.91 to $22.12	32,000	0.7	21.67	32,000	21.67
	117,408	1.6	$18.12	117,408	$18.12

The following table presents information regarding the activity during 2013, 2014, and 2015 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2013	54,344	$10.48

Granted during the period	—	—
Vested during the period	(6,163)	14.54
Forfeited or expired during the period	(2,807)	10.96

Nonvested at December 31, 2013	45,374	$9.90

Granted during the period	15,657	17.77
Vested during the period	(10,593)	14.32
Forfeited or expired during the period	—	—

Nonvested at December 31, 2014	50,438	$11.42

Granted during the period	65,618	17.28
Vested during the period	(20,117)	17.44
Forfeited or expired during the period	(40,610)	9.87

Nonvested at December 31, 2015	55,329	$17.31

Note 16. Regulatory Restrictions

The Company is regulated by the Federal Reserve Board (FED) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the FED and the North Carolina Commissioner of Banks. Until April 22, 2015, the Bank was regulated by the FDIC. Effective April 22, 2015, the Bank became a member of the Federal Reserve, and therefore, the FED replaced the FDIC as the Bank’s primary federal regulator.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2015, the Bank had undivided profits of approximately $153,305,000 which were available for the payment of dividends (subject to remaining in compliance with regulatory capital requirements). As of December 31, 2015, approximately $235,204,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

The average reserve balance maintained by the Bank under the requirements of the Federal Reserve Board was approximately $1,702,000 for the year ended December 31, 2015.

The Company and the Bank must comply with regulatory capital requirements established by the FED. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In 2013, the FED approved final rules implementing the Basel Committee on Banking Supervision capital guidelines, referred to a “Basel III.” The final rules established a new “Common Equity Tier I” ratio; new higher capital ratio requirements, including a capital conservation buffer; narrowed the definitions of capital; imposed new operating restrictions on banking organizations with insufficient capital buffers; and increased the risk weighting of certain assets. The final rules became effective January 1, 2015 for the Company. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk weighted assets, increasing each year until fully implemented at 2.5% in January 1, 2019.

As of December 31, 2015, the capital standards require the Company to maintain minimum ratios of “Common Equity Tier I” capital to total risk-weighted assets, “Tier I” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common Equity Tier I capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier I capital is comprised of Common Equity Tier I capital plus Additional Tier I Capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

In addition to the risk-based capital requirements described above, the Company and the Bank are subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3.00% to 5.00%, depending upon the institution’s composite ratings as determined by its regulators. The FED has not advised the Company of any requirement specifically applicable to it.

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as “well capitalized,” which are presented with the minimum ratios, the Company’s ratios and the Bank’s ratios as of December 31, 2015 and 2014 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework. There are no conditions or events since that notification that management believes have changed the Company’s classification.

Also see Note 19 for discussion of preferred stock transactions that have affected the Company’s capital ratios.

	Actual		Fully Phased-In Regulatory Guidelines Minimum		To Be Well Capitalized Under Current Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2015
Common Equity Tier I Capital Ratio
Company	$282,766	11.22%	$176,344	7.00%	$	N/A	N/A
Bank	332,822	13.22%	176,231	7.00%		163,643	6.50%
Total Capital Ratio
Company	364,125	14.45%	264,515	10.50%		N/A	N/A
Bank	361,405	14.36%	264,347	10.50%		251,759	10.00%
Tier I Capital Ratio
Company	335,053	13.30%	214,131	8.50%		N/A	N/A
Bank	332,822	13.22%	213,995	8.50%		201,407	8.00%
Leverage Ratio
Company	335,053	10.38%	129,087	4.00%		N/A	N/A
Bank	332,822	10.32%	129,014	4.00%		161,267	5.00%

			For Capital Adequacy Purposes (pre-Basel III)		To Be Well Capitalized Under Prompt Corrective Action Provisions
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2014 (pre-Basel III)
Total Capital Ratio
Company	$393,480	17.60%	$178,811	8.00%	$	N/A	N/A
Bank	391,216	17.52%	178,679	8.00%		223,348	10.00%
Tier I Capital Ratio
Company	365,384	16.35%	89,406	4.00%		N/A	N/A
Bank	363,141	16.26%	89,339	4.00%		134,009	6.00%
Leverage Ratio
Company	365,384	11.61%	125,856	4.00%		N/A	N/A
Bank	363,141	11.55%	125,784	4.00%		157,229	5.00%

Note 17. Supplementary Income Statement Information

Components of other noninterest income/expense exceeding 1% of total income for any of the years ended December 31, 2015, 2014, and 2013 are as follows:

($ in thousands)	2015	2014	2013

Other service charges, commissions, and fees – debit card interchange income	$6,433	6,137	5,637
Other service charges, commissions, and fees – other interchange income	2,288	1,786	1,402

Other operating expenses – interchange expense	2,181	1,728	2,508
Other operating expenses – stationery and supplies	2,039	1,710	2,078
Other operating expenses – telephone and data line expense	2,133	1,990	1,489
Other operating expenses – FDIC insurance expense	2,394	3,988	2,803
Other operating expenses – data processing expense	1,935	1,654	—
Other operating expenses – dues and subscriptions	1,710	1,716	1,580
Other operating expenses – repossession and collection – non-covered	2,167	2,092	2,216
Other operating expenses – outside consultants	1,677	1,663	2,460
Other operating expenses – legal and audit	1,689	1,955	1,204
Other operating expenses – severance pay	221	512	1,895

Note 18. Condensed Parent Company Information

Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2015	2014
Assets
Cash on deposit with bank subsidiary	$3,816	4,272
Investment in wholly-owned subsidiaries, at equity	384,926	430,436
Premises and Equipment	7	7
Other assets	1,652	1,641
Total assets	$390,401	436,356

Liabilities and shareholders’ equity
Trust preferred securities	$46,394	46,394
Other liabilities	1,817	2,263
Total liabilities	48,211	48,657

Shareholders’ equity	342,190	387,699

Total liabilities and shareholders’ equity	$390,401	436,356

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2015	2014	2013

Dividends from wholly-owned subsidiaries	$72,500	9,000	10,500
Earnings of wholly-owned subsidiaries, net of dividends	(43,328)	18,343	12,102
Interest expense	(1,032)	(1,007)	(1,025)
All other income and expenses, net	(1,106)	(1,340)	(878)
Net income	27,034	24,996	20,699

Preferred stock dividends	(603)	(868)	(895)

Net income available to common shareholders	$26,431	24,128	19,804

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2015	2014	2013

Operating Activities:
Net income	$27,034	24,996	20,699
Excess of dividends over earnings of subsidiaries (Equity in undistributed earnings of subsidiaries)	43,328	(18,343)	(12,102)
Decrease in other assets	1	23	—
Increase (decrease) in other liabilities	(272)	489	(217)
Total – operating activities	70,091	7,165	8,380

Financing Activities:
Payment of preferred and common cash dividends	(7,105)	(7,171)	(7,507)
Redemption of preferred stock	(63,500)	—	—
Proceeds from issuance of common stock	112	70	—
Stock withheld for payment of taxes	(54)	—	—
Total - financing activities	(70,547)	(7,101)	(7,507)
Net increase (decrease) in cash	(456)	64	873
Cash, beginning of year	4,272	4,208	3,335
Cash, end of year	$3,816	4,272	4,208

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

Under the terms of the stock purchase agreement, the Treasury received 63,500 shares of non-cumulative perpetual preferred stock with a liquidation value of $1,000 per share, in exchange for $63.5 million. On June 25, 2015, the Company redeemed $32 million (32,000 shares) of the outstanding SBLF Stock. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends. On October 16, 2015, the Company redeemed the remaining $31.5 million (31,500 shares) of the outstanding SBLF Stock. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends. With these redemptions, the Company ended its participation in the SBLF.

The Series B Preferred Stock qualified as Tier 1 capital. The dividend rate, as a percentage of the liquidation amount, fluctuated on a quarterly basis during the first 10 quarters during which the Series B Preferred Stock was outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL”. For the first nine quarters after issuance, the dividend rate could range from one percent (1%) to five percent (5%) per annum based upon the increase in QSBL as compared to the baseline. For the tenth calendar quarter through four and one half years after issuance (the “temporary fixed rate period”), the dividend rate was fixed at between one percent (1%) and seven percent (7%) based upon the level of QSBL compared to the baseline. After four and one half years from the issuance, the dividend rate would increase to nine percent (9%). For quarters subsequent to the issuance in 2011, the Company was able to continually increase its level of small business lending and as a result, the dividend rate has steadily decreased from 5.0% in 2011 to 1.0% in early 2013. From that point through redemption of the Series B Preferred Stock, the Company was in the “temporary fixed rate period,” in which the dividend rate was fixed at 1%.

For the twelve months ended December 31, 2015, 2014 and 2013, the Company accrued approximately $370,000, $635,000 and $662,000, respectively, in preferred dividend payments for the Series B Preferred Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

The Series C Preferred Stock pays a dividend per share equal to that of the Company’s common stock. During each of 2015, 2014 and 2013, the Company accrued approximately $233,000 in preferred dividend payments for the Series C Preferred Stock.

Note 20.  Subsequent Events

On January 1, 2016, the Company completed the acquisition of Bankingport, Inc., an insurance agency based in Sanford, North Carolina.  The purchase price was a mix of cash and stock with a total value of approximately $2.2 million, with additional earn out provisions.

On March 4, 2016, the Company announced that it had entered into an agreement with First Community Bank, Bluefield, Virginia, pursuant to which the Bank is exchanging its branch network in Virginia, which is comprised of seven branches in the southwestern area of Virginia, for six of First Community Bank’s branches located in North Carolina.  According to the agreement, the Bank will acquire a total of six branches, with four of the branches being in Winston-Salem, one branch being Mooresville and the other branch being in Huntersville.  These six branches have total deposits of approximately $130 million.  At the same time, the Bank will sell its all seven of its Virginia branches to First Community Bank, which currently have total deposits of approximately $150 million.  Additionally, the swap will include up to $175 million of loans.  Subject to regulatory approval and the satisfaction of customary closing conditions, the transaction is expected to close in the third quarter of 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Bancorp

Southern Pines, North Carolina

We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Elliott Davis Decosimo, PLLC

Charlotte, North Carolina

March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Bancorp

Southern Pines, North Carolina

We have audited the internal control over financial reporting of First Bancorp and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Elliott Davis Decosimo, PLLC

Charlotte, North Carolina

March 14, 2016

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2015.

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

Elliott Davis Decosimo, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2015, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2015, as stated in their report, which is included in Item 8 hereof.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2015 that were reasonably likely to materially affect our internal control over financial reporting.

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

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

10	Material Contracts

10.a	Form of Indemnification Agreement between the Company and its Directors and Officers.

10.b	First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2006, and is incorporated herein by reference. (*)

10.c	First Bancorp 2004 Stock Option Plan was filed as Exhibit B to the Registrant's Form Def 14A filed on March 30, 2004, and is incorporated herein by reference. (*)

10.d	First Bancorp 2007 Equity Plan was filed as Appendix B to the Registrant's Form Def 14A filed on March 27, 2007, and is incorporated herein by reference. (*)

10.e	First Bancorp 2014 Equity Plan was filed as Appendix B to the Registrant’s Form Def 14A filed on April 4, 2014, and is incorporated herein by reference. (*)

10.f	First Bancorp Long Term Care Insurance Plan was filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (*)

10.g	Advances and Security Agreement with the Federal Home Loan Bank of Atlanta dated February 15, 2005 was attached as Exhibit 99(a) to the Company’s Current Report on Form 8-K filed on February 22, 2005, and is incorporated herein by reference.

10.h	Form of Stock Option and Performance Unit Award Agreement was filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 23, 2008, and is incorporated herein by reference. (*)

10.i	Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K was filed as Exhibit 10.o to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference. (*)

10.j	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Cooperative Bank, Federal Deposit Insurance Corporation and First Bank dated as of June 19, 2009 was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2009, and is incorporated herein by reference.

10.k	Form of Restricted Stock Award Agreement under the First Bancorp 2007 Equity Plan was filed as Exhibit 10.u to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated herein by reference. (*)

10.l	First Bancorp Employees’ Pension Plan, including amendments, was filed as Exhibit 10.v to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated herein by reference. (*)

10.m	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of The Bank of Asheville, Federal Deposit Insurance Corporation and First Bank, dated as of January 21, 2011, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011, and is incorporated herein by reference.

10.n	Securities Purchase Agreement, dated September 1, 2011, between First Bancorp and the Secretary of the Treasury, with respect to the issuance and sale of Series B Preferred Stock, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

10.o	Repurchase Letter Agreement, dated September 1, 2011, between First Bancorp and the United States Department of the Treasury, with respect to the repurchase and redemption of the Series A Preferred Stock, was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

10.p	Employment Agreement between the Company and Richard H. Moore dated August 28, 2012 was filed as Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and is incorporated herein by reference. (*)

10.q	Securities Purchase Agreement, dated December 21, 2012, between First Bancorp and Purchasers, with respect to the issuance and sale of common stock and the issuance and sale of Series C Preferred Stock, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

10.r	Employment Agreement between the Company and Michael G. Mayer dated March 10, 2014 was filed as Exhibit 10.z to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference. (*)

10.s	Amendment to the First Bancorp Senior Management Supplemental Executive Retirement Plan dated March 11, 2014 was filed as Exhibit 10.aa to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference. (*)

10.t	Employment Agreement between the Company and Edward F. Soccorso dated March 19, 2014 was filed as Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and is incorporated herein by reference. (*)

10.u	The First Bancorp Annual Incentive Plan was filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on August 1, 2014, and is incorporated herein by reference. (*)

10.v	Employment Agreement between the Company and Eric P. Credle dated November 7, 2014 was filed as Exhibit 10.a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and is incorporated herein by reference. (*)

10.w	The Company’s Annual Incentive Plan for certain employees and executive officers was filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on March 2, 2015, and is incorporated herein by reference. (*)

12	Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm, Elliott Davis Decosimo, PLLC

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

______________

(b)	Exhibits - see (a)(3) above

(c)	No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southern Pines, and State of North Carolina, on the 14th day of March 2016.

First Bancorp

By: /s/ Richard H. Moore

           Richard H. Moore

Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers

/s/ Richard H. Moore Richard H. Moore Chief Executive Officer and Treasurer March 14, 2016	/s/ Eric P. Credle Eric P. Credle Executive Vice President Chief Financial Officer (Principal Accounting Officer) March 14, 2016

Board of Directors

/s/ Mary Clara Capel Mary Clara Capel Chairman of the Board Director March 14, 2016	/s/ O. Temple Sloan, III O. Temple Sloan, III Director March 14, 2016

/s/ Daniel T. Blue, Jr. Daniel T. Blue, Jr. Director March 14, 2016	/s/ Frederick L. Taylor II Frederick L. Taylor II Director March 14, 2016

s/ James C. Crawford, III James C. Crawford, III Director March 14, 2016	/s/ Virginia C. Thomasson Virginia C. Thomasson Director March 14, 2016

/s/ Richard H. Moore Richard H. Moore Director March 14, 2016	/s/ Dennis A. Wicker Dennis A. Wicker Director March 14, 2016

/s/ Thomas F. Phillips Thomas F. Phillips Director March 14, 2016