Form 10-Q
period 2016-03-31
FIRST BANCORP /NC/
filed 2016-05-10
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant's Common Stock outstanding on April 30, 2016 was 19,870,270.

INDEX

FIRST BANCORP AND SUBSIDIARIES

Index

FORWARD-LOOKING STATEMENTS

Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2015 Annual Report on Form 10-K.

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	March 31, 2016	December 31, 2015 (audited)	March 31, 2015
ASSETS
Cash and due from banks, noninterest-bearing	$52,393	53,285	84,208
Due from banks, interest-bearing	148,734	213,426	159,527
Federal funds sold	467	557	752
Total cash and cash equivalents	201,594	267,268	244,487

Securities available for sale	247,140	165,614	172,319
Securities held to maturity (fair values of $151,684, $157,146, and $174,756)	148,485	154,610	170,804

Presold mortgages in process of settlement	3,102	4,323	8,273

Loans – non-covered	2,439,830	2,416,285	2,275,570
Loans – covered by FDIC loss share agreement	99,523	102,641	119,829
Total loans	2,539,353	2,518,926	2,395,399
Allowance for loan losses – non-covered	(25,249)	(26,784)	(33,770)
Allowance for loan losses – covered	(1,399)	(1,799)	(2,226)
Total allowance for loan losses	(26,648)	(28,583)	(35,996)
Net loans	2,512,705	2,490,343	2,359,403

Premises and equipment	75,268	74,559	75,573
Accrued interest receivable	8,986	9,166	8,744
FDIC indemnification asset	6,704	8,439	18,452
Goodwill	67,528	65,835	65,835
Other intangible assets	1,833	1,336	1,877
Foreclosed real estate – non-covered	8,767	9,188	8,978
Foreclosed real estate – covered	1,569	806	2,055
Bank-owned life insurance	72,594	72,086	55,793
Other assets	26,691	38,492	26,995
Total assets	$3,382,966	3,362,065	3,219,588

LIABILITIES
Deposits: Noninterest bearing checking accounts	$679,228	659,038	591,283
Interest bearing checking accounts	607,617	626,878	578,784
Money market accounts	667,504	639,189	571,124
Savings accounts	194,573	186,616	183,036
Time deposits of $100,000 or more	391,317	403,545	433,942
Other time deposits	286,582	296,019	335,445
Total deposits	2,826,821	2,811,285	2,693,614
Borrowings	186,394	186,394	116,394
Accrued interest payable	554	585	619
Other liabilities	19,365	21,611	15,717
Total liabilities	3,033,134	3,019,875	2,826,344

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: None, None, and 63,500 shares	—	—	63,500
Series C, convertible, issued & outstanding: 728,706, 728,706, and 728,706 shares	7,287	7,287	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 19,865,779, 19,747,509, and 19,740,183 shares	135,318	133,393	132,752
Retained earnings	210,250	205,060	190,150
Accumulated other comprehensive income (loss)	(3,023)	(3,550)	(445)
Total shareholders’ equity	349,832	342,190	393,244
Total liabilities and shareholders’ equity	$3,382,966	3,362,065	3,219,588

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended March 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans	$29,573	29,441
Interest on investment securities:
Taxable interest income	1,823	1,359
Tax-exempt interest income	445	463
Other, principally overnight investments	222	195
Total interest income	32,063	31,458

INTEREST EXPENSE
Savings, checking and money market accounts	394	269
Time deposits of $100,000 or more	652	847
Other time deposits	274	342
Borrowings	548	297
Total interest expense	1,868	1,755

Net interest income	30,195	29,703
Provision for loan losses – non-covered	1,621	104
Provision (reversal) for loan losses – covered	(1,363)	(268)
Total provision (reversal) for loan losses	258	(164)
Net interest income after provision for loan losses	29,937	29,867

NONINTEREST INCOME
Service charges on deposit accounts	2,685	2,892
Other service charges, commissions and fees	2,830	2,542
Fees from presold mortgage loans	371	808
Commissions from sales of insurance and financial products	938	561
Bank-owned life insurance income	508	371
Foreclosed property gains (losses) – non-covered	(237)	(494)
Foreclosed property gains (losses) – covered	447	237
FDIC indemnification asset income (expense), net	(2,366)	(2,392)
Securities gains (losses)	3	—
Other gains (losses)	(177)	4
Total noninterest income	5,002	4,529

NONINTEREST EXPENSES
Salaries	11,475	11,497
Employee benefits	2,706	2,183
Total personnel expense	14,181	13,680
Net occupancy expense	1,943	1,869
Equipment related expenses	870	956
Intangibles amortization	186	180
Other operating expenses	7,593	7,029
Total noninterest expenses	24,773	23,714

Income before income taxes	10,166	10,682
Income tax expense	3,329	3,694

Net income	6,837	6,988

Preferred stock dividends	(58)	(217)

Net income available to common shareholders	$6,779	6,771

Earnings per common share:
Basic	$0.34	0.34
Diluted	0.33	0.33

Dividends declared per common share	$0.08	0.08

Weighted average common shares outstanding:
Basic	19,783,747	19,721,992
Diluted	20,553,858	20,454,614

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
($ in thousands-unaudited)	2016	2015

Net income	$6,837	6,988
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	817	247
Tax (expense) benefit	(319)	(95)
Reclassification to realized (gains) losses	(3)	—
Tax expense (benefit)	1	—
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	51	(31)
Tax expense (benefit)	(20)	12
Other comprehensive income (loss)	527	133
Comprehensive income	$7,364	7,121

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2015	$70,787	19,710	$132,532	184,958	(578)	387,699

Net income				6,988		6,988
Cash dividends declared ($0.08 per common share)				(1,579)		(1,579)
Preferred dividends				(217)		(217)
Stock-based compensation		30	220			220
Other comprehensive income (loss)					133	133

Balances, March 31, 2015	$70,787	19,740	$132,752	190,150	(445)	393,244

Balances, January 1, 2016	$7,287	19,748	$133,393	205,060	(3,550)	342,190

Net income				6,837		6,837
Cash dividends declared ($0.08 per common share)				(1,589)		(1,589)
Preferred dividends				(58)		(58)
Shares issued pursuant to acquisition		79	1,500			1,500
Stock option exercises		8	127			127
Stock-based compensation		31	298			298
Other comprehensive income (loss)					527	527

Balances, March 31, 2016	$7,287	19,866	$135,318	210,250	(3,023)	349,832

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2016	2015
Cash Flows From Operating Activities
Net income	$6,837	6,988
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	258	(164)
Net security premium amortization	680	802
Purchase accounting accretion and amortization, net	1,036	835
Foreclosed property (gains) losses and write-downs, net	(210)	257
Gain on securities available for sale	(3)	—
Other losses (gains)	177	(4)
Decrease (increase) in net deferred loan costs	(385)	163
Depreciation of premises and equipment	1,120	1,132
Stock-based compensation expense	123	127
Amortization of intangible assets	186	180
Origination of presold mortgages in process of settlement	(13,988)	(30,651)
Proceeds from sales of presold mortgages in process of settlement	15,230	28,364
Decrease in accrued interest receivable	180	176
Decrease (increase) in other assets	11,405	(3,116)
Decrease in accrued interest payable	(31)	(67)
Decrease in other liabilities	(2,762)	(1,921)
Net cash provided by operating activities	19,853	3,101

Cash Flows From Investing Activities
Purchases of securities available for sale	(99,896)	(30,535)
Purchases of securities held to maturity	—	(1,146)
Proceeds from maturities/issuer calls of securities available for sale	18,852	16,249
Proceeds from maturities/issuer calls of securities held to maturity	5,772	8,459
Proceeds from sales of securities available for sale	8	—
Proceeds (purchases) of Federal Reserve and Federal Home Loan Bank stock, net	(138)	145
Net increase in loans	(23,170)	(3,869)
Proceeds (payments) related to FDIC loss share agreements	(356)	2,282
Proceeds from sales of foreclosed real estate	1,858	2,403
Purchases of premises and equipment	(925)	(1,600)
Proceeds from sales of premises and equipment	21	—
Net cash paid in acquisition	(1,580)	—
Net cash used by investing activities	(99,554)	(7,612)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	15,536	(2,292)
Cash dividends paid – common stock	(1,578)	(1,577)
Cash dividends paid – preferred stock	(58)	(217)
Proceeds from stock option exercises	127	—
Net cash provided (used) by financing activities	14,027	(4,086)

Decrease in cash and cash equivalents	(65,674)	(8,597)
Cash and cash equivalents, beginning of period	267,268	253,084

Cash and cash equivalents, end of period	$201,594	244,487

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$1,899	1,822
Income taxes	(4,305)	6,212
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	496	152
Foreclosed loans transferred to other real estate	1,990	1,572

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended March 31, 2016 and 2015

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2016 and 2015 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2016 and 2015. All such adjustments were of a normal, recurring nature. Reference is made to the 2015 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2015 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments were effective for the Company on January 1, 2016. The Company will apply the guidance to all stock awards granted or modified after January 1, 2016. The Company’s adoption of these amendments did not have a material effect on its financial statements.

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments were effective for the Company on January 1, 2016, and did not have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. The amendments were expected to result in the deconsolidation of many entities. The amendments were effective for the Company on January 1, 2016. The adoption of these amendments did not have a material effect on the Company’s financial statements.

In April 2015, the FASB issued guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This update affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. The amendments were effective for the Company on January 1, 2016. The Company’s adoption of these amendments did not have a material effect on its financial statements.

In April 2015, the FASB issued guidance which provides a practical expedient that permits the Company to measure defined benefit plan assets and obligations using the month-end that is closest to the Company’s fiscal year-end. The amendments were effective for the Company on January 1, 2016. The Company’s adoption of these amendments did not have a material effect on its financial statements.

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification, correct unintended application of guidance, and make minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that were subject to transition guidance were effective for the Company on January 1, 2016. The adoption of this guidance did not have a material effect on the Company’s financial statements.

Index

In February 2016, the FASB issued new guidance on accounting for leases, which generally requires all leases to be recognized in the statement of financial position. The provisions of this guidance are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. These provisions are to be applied using a modified retrospective approach. The Company is evaluating the effect that this new guidance will have on our consolidated financial statements, but does not expect it will have a material effect on its financial statements.

In March 2016, the FASB amended the Liabilities topic of the Accounting Standards Codification to address the current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective to each period presented. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB amended the Investments—Equity Method and Joint Ventures topic of the Accounting Standards Codification to eliminate the requirement to retroactively adopt the equity method of accounting. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company will apply the guidance prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The Company does not expect these amendments to have a material effect on its financial statements

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the guidance related to identifying performance obligations and licensing. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended March 31, 2015 have been reclassified to conform to the presentation for March 31, 2016. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

The Company recorded total stock-based compensation expense of $123,000 and $127,000 for the three months ended March 31, 2016 and 2015, respectively. Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $48,000 and $50,000 of income tax benefits related to stock based compensation expense in the income statement for the three months ended March 31, 2016 and 2015, respectively.

Index

At March 31, 2016, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan, the First Bancorp 2007 Equity Plan, and the First Bancorp 2004 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of March 31, 2016, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 888,381 shares remaining available for grant.

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

Based on the Company’s performance in 2013, the Company granted long-term restricted shares of common stock to the chief executive officer on February 11, 2014 with a two-year vesting period. The total compensation expense associated with the grant was $278,200. The Company recorded $23,200 in compensation expense related to this grant during the three months ended March 31, 2015.

In 2014, the Company’s Compensation Committee determined that seven of the Company’s senior officers would receive their annual bonus earned under the Company’s annual incentive plan in a mix of 50% cash and 50% stock, with the stock being subject to a three year vesting term. Previously, awards under this plan were paid all in cash. This resulted in the Company granting a total of 14,882 shares of restricted common stock to those officers on February 24, 2015. The total compensation expense associated with this grant was $258,000, which is being recorded over the vesting period. The Company recorded $11,200 and $23,300 in compensation expense during the three months ended March 31, 2016 and 2015, respectively, related to these grants and expects to record $11,200 in compensation expense during each remaining quarter of 2016.

In 2015, additional stock grants of 50,736 shares were made to 19 officers of the Company, each with three year vesting schedules. The total value of these grants amounted to $876,000, of which $65,700 and $80,500 was recorded as compensation expense during the first quarters of 2016 and 2015, respectively. Grants were issued based on the closing price of the Company’s common stock on the date of the grant.

On February 23, 2016, the Company granted a total of 26,032 shares of restricted common stock to eleven senior officers for the attainment of goals related to the Company’s annual incentive plan in 2015. The total compensation expense with the grant was $484,000, which is being recorded over the three-year vesting period. The Company recorded $43,700 in compensation expense during the three months ended March 31, 2016 related to these grants, and expects to record $43,700 in each remaining quarter of 2016.

On March 1, 2016, the Company granted 5,266 shares of restricted common stock to an officer with a three year vesting period. Total compensation expense associated with the grant was $100,000. The Company recorded $3,000 in compensation expense during the three months ended March 31, 2016, and expects to record $8,000 in each remaining quarter of 2016.

Index

Under the terms of the predecessor plans and the First Bancorp 2014 Equity Plan, stock options can have a term of no longer than ten years. In a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

At March 31, 2016, there were 109,448 stock options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $21.83.

The following table presents information regarding the activity for the first three months of 2016 related to the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2016	117,408	$18.12

Granted	—	—
Exercised	(7,960)	15.99		$17,263
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2016	109,448	$18.27	1.3	$179,698

Exercisable at March 31, 2016	109,448	$18.27	1.3	$179,698

During the three months ended March 31, 2016, the Company received $127,000 as a result of stock option exercises and recorded insignificant tax benefits from the exercise of nonqualified options during the period. The Company did not have any stock option exercises during the three months ended March 31, 2015.

The following table presents information regarding the activity the first three months of 2016 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2016	55,329	$17.31

Granted during the period	31,298	18.65
Vested during the period	(5,219)	17.77
Forfeited or expired during the period	—	—

Nonvested at March 31, 2016	81,408	$17.80

Note 5 – Earnings Per Common Share

Basic Earnings Per Common Share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, with nonvested restricted stock excluded from the calculation. Diluted Earnings Per Common Share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. The Company’s potentially dilutive common stock issuances relate to stock option and nonvested restricted stock grants under the Company’s equity-based compensation plans and the Company’s Series C Preferred Stock, which is convertible into common stock on a one-for-one ratio.

Index

In computing Diluted Earnings Per Common Share, adjustments are made to the computation of Basic Earnings Per Common shares, as follows. As it relates to stock options, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is included in the calculation of dilutive securities. As it relates to nonvested restricted stock, proceeds equal to the average amount of compensation cost attributable to future services and not yet recognized in earnings are assumed to be used by the Company to buy back stock in the open market and are deducted from the total number of nonvested restricted stock that is included in the denominator of the calculation. As it relates to the Series C Preferred Stock, it is assumed that the preferred stock was converted to common stock during the reporting period. Dividends on the preferred stock are added back to net income and the shares assumed to be converted are included in the number of shares outstanding.

If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended March 31,
	2016			2015
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$6,779	19,783,747	$0.34	$6,771	19,721,992	$0.34

Effect of Dilutive Securities	58	770,111		58	732,622

Diluted EPS per common share	$6,837	20,553,858	$0.33	$6,829	20,454,614	$0.33

For the three months ended March 31, 2016 and 2015, there were 50,000 options and 84,000 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities.

Note 6 – Securities

The book values and approximate fair values of investment securities at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016				December 31, 2015
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$38,638	38,636	4	(6)	19,000	18,972	1	(29)
Mortgage-backed securities	174,905	174,579	666	(992)	122,474	121,553	348	(1,269)
Corporate bonds	33,863	33,798	126	(191)	25,216	24,946	—	(270)
Equity securities	83	127	53	(9)	88	143	64	(9)
Total available for sale	$247,489	247,140	849	(1,198)	166,778	165,614	413	(1,577)

Securities held to maturity:
Mortgage-backed securities	$98,102	98,030	87	(159)	102,509	101,767	—	(742)
State and local governments	50,383	53,654	3,273	(2)	52,101	55,379	3,284	(6)
Total held to maturity	$148,485	151,684	3,360	(161)	154,610	157,146	3,284	(748)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations.

Index

The following table presents information regarding securities with unrealized losses at March 31, 2016:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	2,994	6	2,994	6
Mortgage-backed securities	117,206	602	25,136	549	142,342	1,151
Corporate bonds	13,926	131	940	60	14,866	191
Equity securities	—	—	17	9	17	9
State and local governments	841	2	—	—	841	2
Total temporarily impaired securities	$131,973	735	29,087	624	161,060	1,359

The following table presents information regarding securities with unrealized losses at December 31, 2015:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$5,993	7	2,978	22	8,971	29
Mortgage-backed securities	150,853	1,148	27,460	863	178,313	2,011
Corporate bonds	24,006	210	940	60	24,946	270
Equity securities	—	—	17	9	17	9
State and local governments	840	6	—	—	840	6
Total temporarily impaired securities	$181,692	1,371	31,395	954	213,087	2,325

In the above tables, all of the non-equity securities that were in an unrealized loss position at March 31, 2016 and December 31, 2015 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

The Company has also concluded that each of the equity securities in an unrealized loss position at March 31, 2016 and December 31, 2015 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The book values and approximate fair values of investment securities at March 31, 2016, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	1,308	1,340
Due after one year but within five years	10,639	10,635	12,630	13,253
Due after five years but within ten years	56,862	56,919	35,268	37,882
Due after ten years	5,000	4,880	1,177	1,179
Mortgage-backed securities	174,905	174,579	98,102	98,030
Total debt securities	247,406	247,013	148,485	151,684

Equity securities	83	127	—	—
Total securities	$247,489	247,140	148,485	151,684

Index

At March 31, 2016 and December 31, 2015 investment securities with carrying values of $158,504,000 and $141,379,000, respectively, were pledged as collateral for public deposits.

In the first quarter of 2016, the Company received proceeds from sales of securities of $8,000 and recorded $3,000 in gains from the sales. The Company recorded no gains or losses on securities during the three month period ended March 31, 2015.

The aggregate carrying amount of cost-method investments was $16,031,000 and $5,871,000 at March 31, 2016 and 2015, respectively, which is recorded within the line item “other assets” on the Company’s Consolidated Balance Sheets. These investments are comprised of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Richmond (“FRB”) stock. The FHLB stock had a cost and fair value of $8,975,000 and $5,871,000 at March 31, 2016 and 2015, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $7,056,000 at March 31, 2016. The Company was required to purchase this stock when it became a member of the Federal Reserve System in the second quarter of 2015. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or the redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

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

On April 1, 2016, one of the Company’s loss share agreements with the FDIC expired. The agreement that expired related to the non-single family assets of The Bank of Asheville, a failed bank acquisition from January 2011. Accordingly, the remaining balances associated with these loans and foreclosed real estate were transferred from the covered portfolio to the non-covered portfolio on April 1, 2016. The Company will bear all future losses on this portfolio of loans and foreclosed real estate. Immediately prior to the transfer to non-covered status, the loans in this portfolio had a carrying value of $17.7 million and the foreclosed real estate in this portfolio had a carrying value of $1.2 million. Of the $17.7 million in loans that lost loss share protection, approximately $2.8 million were on nonaccrual status as of April 1, 2016. Additionally, approximately $0.3 million in allowance for loan losses associated with this portfolio of loans was transferred to the allowance for loan losses for non-covered loans on April 1, 2016.

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2016		December 31, 2015		March 31, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$228,867	9%	$202,671	8%	$176,013	7%
Real estate – construction, land development & other land loans	302,052	12%	308,969	12%	285,319	12%
Real estate – mortgage – residential (1-4 family) first mortgages	757,696	30%	768,559	31%	776,313	33%
Real estate – mortgage – home equity loans / lines of credit	235,380	9%	232,601	9%	223,679	9%
Real estate – mortgage – commercial and other	966,937	38%	957,587	38%	885,282	37%
Installment loans to individuals	47,163	2%	47,666	2%	48,010	2%
Subtotal	2,538,095	100%	2,518,053	100%	2,394,616	100%
Unamortized net deferred loan costs	1,258		873		783
Total loans	$2,539,353		$2,518,926		$2,395,399

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	March 31, 2016		December 31, 2015		March 31, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$228,124	10%	$201,798	8%	$174,516	8%
Real estate – construction, land development & other land loans	298,410	12%	305,228	13%	279,780	12%
Real estate – mortgage – residential (1-4 family) first mortgages	684,085	28%	692,902	29%	690,910	31%
Real estate – mortgage – home equity loans / lines of credit	225,245	9%	221,995	9%	211,337	9%
Real estate – mortgage – commercial and other	955,550	39%	945,823	39%	870,234	38%
Installment loans to individuals	47,158	2%	47,666	2%	48,010	2%
Subtotal	2,438,572	100%	2,415,412	100%	2,274,787	100%
Unamortized net deferred loan costs	1,258		873		783
Total non-covered loans	$2,439,830		$2,416,285		$2,275,570

The carrying amount of the covered loans at March 31, 2016 consisted of impaired and nonimpaired purchased loans (as determined on the date of acquisition), as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$—	—	743	748	743	748
Real estate – construction, land development & other land loans	207	332	3,435	3,384	3,642	3,716
Real estate – mortgage – residential (1-4 family) first mortgages	80	564	73,531	85,962	73,611	86,526
Real estate – mortgage – home equity loans / lines of credit	7	14	10,128	11,516	10,135	11,530
Real estate – mortgage – commercial and other	873	1,973	10,514	11,105	11,387	13,078
Installment loans to individuals	—	—	5	35	5	35
Total	$1,167	2,883	98,356	112,750	99,523	115,633

Index

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

The following table presents information regarding covered purchased nonimpaired loans since December 31, 2014. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2014	$125,644
Principal repayments	(30,238)
Transfers to foreclosed real estate	(1,211)
Net loan (charge-offs) / recoveries	2,306
Accretion of loan discount	4,751
Carrying amount of nonimpaired covered loans at December 31, 2015	101,252
Principal repayments	(3,975)
Transfers to foreclosed real estate	(869)
Net loan (charge-offs) / recoveries	893
Accretion of loan discount	1,055
Carrying amount of nonimpaired covered loans at March 31, 2016	$98,356

As reflected in the table above, the Company accreted $1,055,000 of the loan discount on purchased nonimpaired loans into interest income during the first quarter of 2016. As of March 31, 2016, there was remaining loan discount of $12,489,000 related to purchased accruing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the covered lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to approximately 80% of the loan discount accretion, which reduces noninterest income. At March 31, 2016, the Company also had $1,546,000 of loan discount related to purchased nonaccruing loans. It is not expected that a significant amount of this discount will be accreted, as it represents estimated losses on these loans.

Index

The following table presents information regarding all purchased impaired loans since December 31, 2014, the majority of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2014	$5,859	3,262	2,597
Change due to payments received	(634)	(102)	(532)
Transfer to foreclosed real estate	(431)	(336)	(95)
Other	(3)	(3)	—
Balance at December 31, 2015	$4,791	2,821	1,970
Change due to payments received	(879)	(711)	(168)
Change due to loan charge-off	(394)	(324)	(70)
Balance at March 31, 2016	$3,518	1,786	1,732

Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During the first quarter of 2016 and 2015, the Company received $69,000 and $0, respectively, in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in interest income.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	March 31, 2016	December 31, 2015	March 31, 2015

Non-covered nonperforming assets
Nonaccrual loans	$35,741	$39,994	$47,416
Restructured loans - accruing	27,055	28,011	33,997
Accruing loans > 90 days past due	—	—	—
Total non-covered nonperforming loans	62,796	68,005	81,413
Foreclosed real estate	8,767	9,188	8,978
Total non-covered nonperforming assets	$71,563	$77,193	$90,391

Covered nonperforming assets
Nonaccrual loans (1)	$5,670	$7,816	$8,596
Restructured loans - accruing	3,459	3,478	3,874
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	9,129	11,294	12,470
Foreclosed real estate	1,569	806	2,055
Total covered nonperforming assets	$10,698	$12,100	$14,525

Total nonperforming assets	$82,261	$89,293	$104,916

(1) At March 31, 2016, December 31, 2015, and March 31, 2015, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $9.0 million, $12.3 million, and $14.1 million, respectively.

At March 31, 2016, the Company had $2.1 million in residential mortgage loans in process of foreclosure.

Index

The remaining tables in this note present information derived from the Company’s allowance for loan loss model. Relevant accounting guidance requires certain disclosures to be disaggregated based on how the Company develops its allowance for loan losses and manages its credit exposure. This model combines loan types in a different manner than the tables previously presented.

The following table presents the Company’s nonaccrual loans as of March 31, 2016.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$443	22	465
Commercial – secured	2,113	—	2,113
Secured by inventory and accounts receivable	84	—	84

Real estate – construction, land development & other land loans	3,950	—	3,950

Real estate – residential, farmland and multi-family	20,137	3,262	23,399

Real estate – home equity lines of credit	1,821	329	2,150

Real estate – commercial	7,086	2,057	9,143

Consumer	107	—	107
Total	$35,741	5,670	41,411

The following table presents the Company’s nonaccrual loans as of December 31, 2015.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$391	22	413
Commercial – secured	2,406	—	2,406
Secured by inventory and accounts receivable	83	—	83

Real estate – construction, land development & other land loans	4,155	52	4,207

Real estate – residential, farmland and multi-family	21,964	5,201	27,165

Real estate – home equity lines of credit	2,431	361	2,792

Real estate – commercial	8,262	2,180	10,442

Consumer	302	—	302
Total	$39,994	7,816	47,810

Index

The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2016.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$3	—	443	77,581	78,027
Commercial - secured	579	—	2,113	113,605	116,297
Secured by inventory and accounts receivable	19	—	84	40,083	40,186

Real estate – construction, land development & other land loans	1,211	118	3,950	275,585	280,864

Real estate – residential, farmland, and multi-family	9,837	1,824	20,137	810,797	842,595

Real estate – home equity lines of credit	1,043	76	1,821	212,030	214,970

Real estate - commercial	1,301	659	7,086	815,813	824,859

Consumer	226	131	107	40,310	40,774
Total non-covered	$14,219	2,808	35,741	2,385,804	2,438,572
Unamortized net deferred loan costs					1,258
Total non-covered loans					$2,439,830

Covered loans	$5,173	5	5,670	88,675	99,523

Total loans	$19,392	2,813	41,411	2,474,479	2,539,353

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at March 31, 2016.

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2015.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$632	—	391	50,878	51,901
Commercial - secured	344	127	2,406	111,803	114,680
Secured by inventory and accounts receivable	28	—	83	38,875	38,986

Real estate – construction, land development & other land loans	1,499	379	4,155	284,345	290,378

Real estate – residential, farmland, and multi-family	12,691	3,271	21,964	813,817	851,743

Real estate – home equity lines of credit	920	96	2,431	207,998	211,445

Real estate - commercial	5,399	864	8,262	797,855	812,380

Consumer	273	255	302	43,069	43,899
Total non-covered	$21,786	4,992	39,994	2,348,640	2,415,412
Unamortized net deferred loan costs					873
Total non-covered loans					$2,416,285

Covered loans	$3,313	402	7,816	91,110	102,641

Total loans	$25,099	5,394	47,810	2,439,750	2,518,926

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2015.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three months ended March 31, 2016.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended March 31, 2016

Beginning balance	$4,758	3,410	9,154	2,741	4,987	1,038	696	26,784
Charge-offs	(533)	(259)	(2,014)	(466)	(166)	(425)	—	(3,863)
Recoveries	79	85	315	13	96	119	—	707
Provisions	612	(229)	1,291	(285)	252	234	(254)	1,621
Ending balance	$4,916	3,007	8,746	2,003	5,169	966	442	25,249

Ending balances as of March 31, 2016: Allowance for loan losses

Individually evaluated for impairment	$118	183	1,427	—	554	—	—	2,282

Collectively evaluated for impairment	$4,798	2,824	7,319	2,003	4,615	966	442	22,967

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of March 31, 2016:

Ending balance – total	$234,510	280,864	842,595	214,970	824,859	40,774	—	2,438,572
Unamortized net deferred loan costs								1,258
Total non-covered loans								2,439,830

Ending balances as of March 31, 2016: Loans

Individually evaluated for impairment	$923	4,393	22,658	13	13,467	—	—	41,454

Collectively evaluated for impairment	$233,587	276,471	819,937	214,957	810,828	40,774	—	2,396,554

Loans acquired with deteriorated credit quality	$—	—	—	—	564	—	—	564

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2015.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi-family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2015

Beginning balance	$8,391	6,470	9,720	3,731	9,045	841	147	38,345
Charge-offs	(3,684)	(2,647)	(5,682)	(826)	(2,639)	(1,637)	—	(17,115)
Recoveries	876	993	321	100	888	368	—	3,546
Provisions	(825)	(1,406)	4,795	(264)	(2,307)	1,466	549	2,008
Ending balance	$4,758	3,410	9,154	2,741	4,987	1,038	696	26,784

Ending balances as of December 31, 2015: Allowance for loan losses

Individually evaluated for impairment	$190	213	1,478	313	333	160	—	2,687

Collectively evaluated for impairment	$4,568	3,197	7,676	2,428	4,654	878	696	24,097

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2015:

Ending balance	$205,567	290,378	851,743	211,445	812,380	43,899	—	2,415,412
Unamortized net deferred loan costs								873
Total non-covered loans								2,416,285

Ending balances as of December 31, 2015: Loans

Individually evaluated for impairment	$907	4,554	23,839	376	14,818	160	—	44,654

Collectively evaluated for impairment	$204,660	285,824	827,904	211,069	796,981	43,739	—	2,370,177

Loans acquired with deteriorated credit quality	$—	—	—	—	581	—	—	581

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three months ended March 31, 2015.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended March 31, 2015

Beginning balance	$8,391	6,470	9,720	3,731	9,045	841	147	38,345
Charge-offs	(944)	(1,256)	(1,569)	(67)	(923)	(601)	—	(5,360)
Recoveries	88	267	16	17	202	91	—	681
Provisions	(1,778)	525	2,659	482	(2,405)	464	157	104
Ending balance	$5,757	6,006	10,826	4,163	5,919	795	304	33,770

Ending balances as of March 31, 2015: Allowance for loan losses

Individually evaluated for impairment	$131	415	1,690	—	505	—	—	2,741

Collectively evaluated for impairment	$5,626	5,591	9,136	4,163	5,414	795	304	31,029

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of March 31, 2015:

Ending balance – total	$181,921	256,851	838,651	199,176	757,018	41,170	—	2,274,787
Unamortized net deferred loan costs								783
Total non-covered loans								2,275,570

Ending balances as of March 31, 2015: Loans

Individually evaluated for impairment	$800	6,720	23,527	—	20,504	—	—	51,551

Collectively evaluated for impairment	$181,121	250,131	815,124	199,176	735,883	41,170	—	2,222,605

Loans acquired with deteriorated credit quality	$—	—	—	—	631	—	—	631

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three months ended March 31, 2016.

($ in thousands)	Covered Loans

As of and for the three months ended March 31, 2016
Beginning balance	$1,799
Charge-offs	(241)
Recoveries	1,204
Provision (reversal) for loan losses	(1,363)
Ending balance	$1,399

Ending balances as of March 31, 2016: Allowance for loan losses

Individually evaluated for impairment	$438
Collectively evaluated for impairment	961
Loans acquired with deteriorated credit quality	—

Loans receivable as of March 31, 2016:

Ending balance – total	$99,523

Ending balances as of March 31, 2016: Loans

Individually evaluated for impairment	$5,105
Collectively evaluated for impairment	93,250
Loans acquired with deteriorated credit quality	1,168

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2015.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2015
Beginning balance	$2,281
Charge-offs	(1,316)
Recoveries	3,622
Provision (reversal) for loan losses	(2,788)
Ending balance	$1,799

Ending balances as of December 31, 2015: Allowance for loan losses

Individually evaluated for impairment	$554
Collectively evaluated for impairment	1,175
Loans acquired with deteriorated credit quality	70

Loans receivable as of December 31, 2015:

Ending balance – total	$102,641

Ending balances as of December 31, 2015: Loans

Individually evaluated for impairment	$7,055
Collectively evaluated for impairment	94,197
Loans acquired with deteriorated credit quality	1,389

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three months ended March 31, 2015.

($ in thousands)	Covered Loans

As of and for the three months ended March 31, 2015
Beginning balance	$2,281
Charge-offs	(440)
Recoveries	653
Provisions (reversal) for loan losses	(268)
Ending balance	$2,226

Ending balances as of March 31, 2015: Allowance for loan losses

Individually evaluated for impairment	$1,058
Collectively evaluated for impairment	1,144
Loans acquired with deteriorated credit quality	24

Loans receivable as of March 31, 2015:

Ending balance – total	$119,829

Ending balances as of March 31, 2015: Loans

Individually evaluated for impairment	$7,868
Collectively evaluated for impairment	110,099
Loans acquired with deteriorated credit quality	1,862

Index

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2016.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$195	227	—	214
Commercial - secured	494	545	—	311
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	3,858	7,422	—	3,890

Real estate – residential, farmland, and multi-family	8,943	10,289	—	9,683

Real estate – home equity lines of credit	13	16	—	7

Real estate – commercial	8,350	9,077	—	9,171

Consumer	—	—	—	—
Total non-covered impaired loans with no allowance	$21,853	27,576	—	23,276

Total covered impaired loans with no allowance	$3,743	6,363	—	4,487

Total impaired loans with no allowance recorded	$25,596	33,936	—	27,763

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$202	223	112	165
Commercial - secured	32	32	6	224
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	535	541	183	584

Real estate – residential, farmland, and multi-family	13,715	14,347	1,427	13,566

Real estate – home equity lines of credit	—	—	—	188

Real estate – commercial	5,681	6,170	554	5,544

Consumer	—	—	—	80
Total non-covered impaired loans with allowance	$20,165	21,313	2,282	20,351

Total covered impaired loans with allowance	$2,530	2,692	438	2,872

Total impaired loans with an allowance recorded	$22,695	24,005	2,720	23,223

Interest income recorded on non-covered and covered impaired loans during the three months ended March 31, 2016 was insignificant.

Index

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$234	276	—	128
Commercial - secured	128	151	—	70
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	3,922	7,397	—	4,557

Real estate – residential, farmland, and multi-family	10,423	12,109	—	9,723

Real estate – home equity lines of credit	—	—	—	95

Real estate – commercial	9,992	11,022	—	14,585

Consumer	—	—	—	1
Total non-covered impaired loans with no allowance	$24,699	30,955	—	29,159

Total covered impaired loans with no allowance	$5,231	8,529	—	5,607

Total impaired loans with no allowance recorded	$29,930	39,484	—	34,766

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$129	140	77	137
Commercial - secured	416	443	113	513
Secured by inventory and accounts receivable	—	—	—	—

Real estate – construction, land development & other land loans	632	640	213	1,217

Real estate – residential, farmland, and multi-family	13,416	13,586	1,478	14,039

Real estate – home equity lines of credit	376	376	313	75

Real estate – commercial	5,407	5,592	333	3,968

Consumer	160	160	160	32
Total non-covered impaired loans with allowance	$20,536	20,937	2,687	19,981

Total covered impaired loans with allowance	$3,213	3,476	624	3,742

Total impaired loans with an allowance recorded	$23,749	24,413	3,311	23,723

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
Watch or Standard:
9	Existing loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances.
Special Mention:
5	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
6	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
7	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
8	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of March 31, 2016.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Pass – Acceptable/ Average (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$51,823	23,955	47	1,069	690	443	78,027
Commercial - secured	58,192	52,083	32	2,234	1,643	2,113	116,297
Secured by inventory and accounts receivable	18,743	20,565	—	233	561	84	40,186

Real estate – construction, land development & other land loans	100,984	156,482	560	10,633	8,255	3,950	280,864

Real estate – residential, farmland, and multi-family	214,520	529,934	3,910	42,657	31,437	20,137	842,595

Real estate – home equity lines of credit	134,515	68,243	1,537	5,140	3,714	1,821	214,970

Real estate - commercial	288,882	483,699	7,120	25,116	12,956	7,086	824,859

Consumer	26,347	13,451	4	656	209	107	40,774
Total	$894,006	1,348,412	13,210	87,738	59,465	35,741	2,438,572
Unamortized net deferred loan costs							1,258
Total non-covered loans							$2,439,830

Total covered loans	$12,035	57,128	248	7,251	17,191	5,670	99,523

Total loans	$906,041	1,405,540	13,458	94,989	76,656	41,411	2,539,353

At March 31, 2016, there was an insignificant amount of loans that were graded “8” with an accruing status.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2015.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Pass – Acceptable/ Average (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$26,978	22,276	—	1,196	1,060	391	51,901
Commercial - secured	56,428	51,464	32	2,478	1,872	2,406	114,680
Secured by inventory and accounts receivable	18,955	19,120	—	252	576	83	38,986

Real estate – construction, land development & other land loans	106,881	158,563	578	11,545	8,656	4,155	290,378

Real estate – residential, farmland, and multi-family	216,549	532,859	4,083	43,654	32,634	21,964	851,743

Real estate – home equity lines of credit	135,828	62,638	1,544	5,232	3,772	2,431	211,445

Real estate - commercial	292,433	464,824	7,605	26,339	12,917	8,262	812,380

Consumer	29,617	13,194	51	303	432	302	43,899
Total	$883,669	1,324,938	13,893	90,999	61,919	39,994	2,415,412
Unamortized net deferred loan costs							873
Total non-covered loans							$2,416,285

Total covered loans	$11,537	59,611	250	7,423	16,004	7,816	$102,641

Total loans	$895,206	1,384,549	14,143	98,422	77,923	47,810	$2,518,926

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

The vast majority of the Company’s troubled debt restructurings modified related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended March 31, 2016 and 2015.

($ in thousands)	For the three months ended March 31, 2016			For the three months ended March 31, 2015
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural:
Commercial – unsecured	—	$—	$—	—	$—	$—
Commercial – secured	—	—	—	—	—	—
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – residential, farmland, and multi-family	—	—	—	1	113	113
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	—	—	—	1	51	51
Consumer	—	—	—	—	—	—

Non-covered TDRs – Nonaccrual
Commercial, financial, and agricultural:
Commercial – unsecured	—	—	—	—	—	—
Commercial – secured	—	—	—	—	—	—
Secured by inventory and accounts receivable	—	—	—	—	—	—
Real estate – construction, land development & other land loans
Real estate – residential, farmland, and multi-family	—	—	—	4	305	305
Real estate – home equity lines of credit	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total non-covered TDRs arising during period	—	—	—	6	469	469

Total covered TDRs arising during period– Accruing	—	$—	$—	2	$139	$139
Total covered TDRs arising during period – Nonaccrual	—	—	—	—	—	—

Total TDRs arising during period	—	$—	$—	8	$608	$608

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended March 31, 2016 and 2015 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended March 31, 2016		For the three months ended March 31, 2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Non-covered accruing TDRs that subsequently defaulted
Real estate – residential, farmland, and multi-family	1	$21	1	$34

Total non-covered TDRs that subsequently defaulted	1	$21	1	$34

Total accruing covered TDRs that subsequently defaulted	1	$44	—	$—

Total accruing TDRs that subsequently defaulted	2	$65	1	$34

Index

Note 8 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $1,258,000, $873,000, and $783,000 at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

Note 9 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 42 of the Company’s 2015 Annual Report on Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Receivable (payable) related to loss claims incurred (recoveries), not yet received (paid), net	$(1,143)	(633)	4,884
Receivable related to estimated future claims on loans	7,422	8,675	12,886
Receivable related to estimated future claims on foreclosed real estate	425	397	682
FDIC indemnification asset	$6,704	8,439	18,452

Included in the receivable related to loss claims incurred, not yet reimbursed, at March 31, 2015, was $1.2 million related to two claims involving the same borrower. The FDIC initially denied both claims because the FDIC disagreed with the collection strategy that the Company undertook. During the second quarter of 2015, the Company and the FDIC reached an agreement to resolve this matter, as follows. One of the two claims amounting to $324,000 was accepted by the FDIC and the related loan remains subject to the loss share agreement, which provides that any future recoveries realized prior to June 30, 2017 are to be split on an 80%/20% basis with the FDIC (the FDIC receives 80%). For the other claim amounting to $886,000, the FDIC paid the Company $480,000 and the related loan was removed from the provisions of the loss share agreement. This will result in the Company retaining 100% of any future recoveries. As a result of this negotiated agreement, during the second quarter of 2015, the Company wrote off the $406,000 portion of the claim not being reimbursed by the FDIC.

The following presents a rollforward of the FDIC indemnification asset since December 31, 2015.

($ in thousands)
Balance at December 31, 2015	$8,439
Decrease related to favorable changes in loss estimates	(1,230)
Increase related to reimbursable expenses	99
Cash paid (received)	356
Related to accretion of loan discount	(965)
Other	5
Balance at March 31, 2016	$6,704

Index

Note 10 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2016, December 31, 2015, and March 31, 2015 and the carrying amount of unamortized intangible assets as of those same dates. In connection with the January 1, 2016 acquisition of Bankingport, Inc., an insurance agency located in Sanford, North Carolina, the Company recorded $1,693,000 in goodwill, $591,000 in a customer list intangible, and $92,000 in other amortizable intangible assets.

	March 31, 2016		December 31, 2015		March 31, 2015
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$1,269	572	678	550	678	517
Core deposit premiums	8,560	7,506	8,560	7,352	8,560	6,844
Other	92	10	—	—	—	—
Total	$9,921	8,088	9,238	7,902	9,238	7,361

Unamortizable intangible assets:
Goodwill	$67,528		65,835		65,835

Amortization expense totaled $186,000 and $180,000 for the three months ended March 31, 2016 and 2015, respectively.

The following table presents the estimated amortization expense for the last three quarters of calendar year 2016 and for each of the four calendar years ending December 31, 2020 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
April 1 to December 31, 2016	$553
2017	489
2018	179
2019	172
2020	76
Thereafter	364
Total	$1,833

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

The Company recorded pension income totaling $162,000 and $267,000 for the three months ended March 31, 2016 and 2015, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Three Months Ended March 31,
	2016	2015	2016	2015	2016 Total	2015 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost	$—	—	27	79	27	79
Interest cost	376	341	59	52	435	393
Expected return on plan assets	(675)	(708)	—	—	(675)	(708)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	60	—	(9)	(31)	51	(31)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension (income)/cost	$(239)	(367)	77	100	(162)	(267)

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

Note 12 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income for the Company are as follows:

($ in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Unrealized gain (loss) on securities available for sale	$(349)	(1,163)	(442)
Deferred tax asset (liability)	136	454	173
Net unrealized gain (loss) on securities available for sale	(213)	(709)	(269)

Additional pension asset (liability)	(4,606)	(4,657)	(288)
Deferred tax asset (liability)	1,796	1,816	112
Net additional pension asset (liability)	(2,810)	(2,841)	(176)

Total accumulated other comprehensive income (loss)	$(3,023)	(3,550)	(445)

The following table discloses the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2016 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2016	$(709)	(2,841)	(3,550)
Other comprehensive income (loss) before reclassifications	498	—	498
Amounts reclassified from accumulated other comprehensive income	(2)	31	29
Net current-period other comprehensive income (loss)	496	31	527

Ending balance at March 31, 2016	$(213)	(2,810)	(3,023)

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2016.

($ in thousands)
Description of Financial Instruments	Fair Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$38,636	—	38,636	—
Mortgage-backed securities	174,579	—	174,579	—
Corporate bonds	33,798	—	33,798	—
Equity securities	127	—	127	—
Total available for sale securities	$247,140	—	247,140	—

Nonrecurring
Impaired loans – covered	$2,093	—	—	2,093
Impaired loans – non-covered	18,478	—	—	18,478
Foreclosed real estate – covered	1,569	—	—	1,569
Foreclosed real estate – non-covered	8,767	—	—	8,767

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

Index

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at March 31, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$2,093	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	18,478	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate – covered	1,569	Appraised value; List or contract price	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	8,767	Appraised value; List or contract price	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-10%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three months ended March 31, 2016 or 2015.

For the three months ended March 31, 2016 and 2015, the increase in the fair value of securities available for sale was $817,000 and $247,000, respectively, which is included in other comprehensive income (net of tax expense of $319,000 and $95,000, respectively). Fair value measurement methods at March 31, 2016 and 2015 are consistent with those used in prior reporting periods.

Index

The carrying amounts and estimated fair values of financial instruments at March 31, 2016 and December 31, 2015 are as follows:

		March 31, 2016		December 31, 2015
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$52,393	52,393	53,285	53,285
Due from banks, interest-bearing	Level 1	148,734	148,734	213,426	213,426
Federal funds sold	Level 1	467	467	557	557
Securities available for sale	Level 2	247,140	247,140	165,614	165,614
Securities held to maturity	Level 2	148,485	151,684	154,610	157,146
Presold mortgages in process of settlement	Level 1	3,102	3,102	4,323	4,323
Total loans, net of allowance	Level 3	2,512,705	2,493,507	2,490,343	2,484,059
Accrued interest receivable	Level 1	8,986	8,986	9,166	9,166
FDIC indemnification asset	Level 3	6,704	6,609	8,439	8,256
Bank-owned life insurance	Level 1	72,594	72,594	72,086	72,086

Deposits	Level 2	2,826,821	2,825,909	2,811,285	2,809,828
Borrowings	Level 2	186,394	178,864	186,394	178,468
Accrued interest payable	Level 2	554	554	585	585

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

For the three months ended March 31, 2015, the Company accrued approximately $159,000 in preferred dividend payments for the Series B Preferred Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

Index

The Series C Preferred Stock pays a dividend per share equal to that of the Company’s common stock. During each of the first quarters of 2016 and 2015, the Company accrued approximately $58,000 in preferred dividend payments for the Series C Preferred Stock.

Note 15 – Acquisition of Bankingport, Inc.

On January 1, 2016, the Company completed the acquisition of Bankingport, Inc. (“Bankingport”). The results of Bankingport are included in First Bancorp’s results for the period ended March 31, 2016 beginning on the January 1, 2016 acquisition date.

Bankingport was an insurance agency based in Sanford, North Carolina. This acquisition represented an opportunity to expand the insurance agency operations into a contiguous and significant banking market for the Company. Also, this acquisition provided the Company with a larger platform for leveraging insurance services throughout the Company’s bank branch network. The deal value was $2.2 million and the transaction was completed on January 1, 2016 with the Company paying $700,000 and issuing 79,012 shares of its common stock, which had a value of approximately $1.5 million. In connection with the acquisition, the Company also paid $1.1 million to purchase the office space previously leased by Bankingport.

This acquisition has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Bankingport were recorded based on estimates of fair values as of January 1, 2016. In connection with is transaction, the Company recorded $1.7 million in goodwill, which is non-deductible for tax purposes, and $0.7 million in other amoritzable intangible assets.

Note 16 – Pending Acquisition/Divestiture

On March 4, 2016, the Company announced that it had entered into an agreement with First Community Bank, Bluefield, Virginia, pursuant to which the Bank is exchanging its branch network in Virginia, which is comprised of seven branches in the southwestern area of Virginia, for six of First Community Bank’s branches located in North Carolina. According to the agreement, the Bank will acquire a total of six branches, with four of the branches being in Winston-Salem, one branch in Mooresville and the other branch being in Huntersville. These six branches have total deposits of approximately $130 million. At the same time, the Bank will sell all seven of its Virginia branches to First Community Bank, with total deposits of approximately $150 million. Additionally, the exchange will include up to $175 million of loans. Subject to regulatory approval and the satisfaction of customary closing conditions, the transaction is expected to close in the third quarter of 2016.

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

FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 42 of the Company’s 2015 Annual Report on Form 10-K for a detailed explanation of this asset.

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses and the corresponding FDIC indemnification asset:

($ in thousands)
At March 31, 2016	Cooperative Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Bank of Asheville Non- Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/30/2019	3/31/2021	3/31/2016

Nonaccrual covered loans
Unpaid principal balance	$3,217	693	5,126	9,036
Carrying value prior to loan discount*	3,068	523	3,626	7,217
Loan discount	370	337	840	1,547
Net carrying value	2,698	186	2,786	5,670
Allowance for loan losses	83	3	44	130
Indemnification asset recorded	252	195	—	447

All other covered loans
Unpaid principal balance	85,240	6,115	15,243	106,598
Carrying value prior to loan discount*	85,073	6,036	15,232	106,341
Loan discount	11,201	1,006	281	12,488
Net carrying value	73,872	5,030	14,951	93,853
Allowance for loan losses	963	41	265	1,269
Indemnification asset recorded	6,257	729	—	6,986

All covered loans
Unpaid principal balance	88,457	6,808	20,369	115,634
Carrying value prior to loan discount*	88,141	6,559	18,858	113,558
Loan discount	11,571	1,343	1,121	14,035
Net carrying value	76,570	5,216	17,737	99,523
Allowance for loan losses	1,046	44	309	1,399
Indemnification asset recorded	6,509	924	—	7,433	**

Foreclosed Properties
Net carrying value	404	—	1,165	1,569
Indemnification asset recorded	393	—	32	425

For the Three Months Ended March 31, 2016
Loan discount accretion recognized	527	139	389	1,055
Indemnification asset expense associated with the loan discount accretion recognized	682	107	176	965

* Reflects partial charge-offs
** A present value adjustment of $11 reduces the carrying value of this asset to $7,422.

As noted in the table above, our loss share agreement related to Bank of Asheville’s non-single family assets expired on March 31, 2016. On April 1, 2016, the remaining balances associated with the Bank of Asheville non-single family loans and foreclosed properties were transferred from the covered portfolio to the non-covered portfolio. Therefore, after March 31, 2016, we will bear all future losses on that portfolio of loans and foreclosed properties. At March 31, 2016, these loans and foreclosed properties were classified as covered. At March 31, 2016, the portfolio of loans had a carrying value of $17.7 million and the portfolio of foreclosed properties had a carrying value of $1.2 million. Of the $17.7 million in loans that are losing loss share protection, approximately $2.8 million of these loans were on nonaccrual status as of March 31, 2016. Additionally, approximately $0.3 million in allowance for loan losses that related to this portfolio of loans were transferred to the allowance for loan losses for non-covered loans on April 1, 2016.

Index

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the first quarter of 2016 amounted to $6.8 million, or $0.33 per diluted common share. The net income and earnings per share for the first quarter of 2016 matched those that were reported in the first quarter of 2015.

Net Interest Income and Net Interest Margin

Net interest income for the first quarter of 2016 amounted to $30.2 million, a 1.7% increase from the $29.7 million recorded in the first quarter of 2015. The increase was due to growth in our loans outstanding and higher yields realized on investment securities.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) in the first quarter of 2016 was 4.07% compared to 4.19% for the first quarter of 2015. The lower margin was primarily due to lower loan yields, which have been impacted by the continued low interest rate environment. Additionally, we recorded a lower amount of discount accretion related to loans purchased in failed-bank acquisitions. Loan discount accretion amounted to $1.1 million in the first quarter of 2016, compared to $1.6 million in the first quarter of 2015. The lower amount of accretion is due to the continued winding down of the unaccreted discount amount that resulted from failed-bank acquisitions in 2009 and 2011.

Provision for Loan Losses and Asset Quality

We recorded a total provision for loan losses of $0.3 million in the first quarter of 2016 compared to a negative total provision for loan losses (reduction of the allowance for loan losses) of $0.2 million in the first quarter of 2015. As discussed below, we record provisions for loan losses related to both non-covered and covered loan portfolios — see explanation of the terms “non-covered” and “covered” in the section below entitled “Note Regarding Components of Earnings.”

The provision for loan losses on non-covered loans amounted to $1.6 million in the first quarter of 2016 compared to $0.1 million in the first quarter of 2015. In 2015, a prolonged period of stable and improving loan quality trends resulted in a minimal amount of provision for loan losses that was needed to adjust our allowance for loan losses to the appropriate amount.

We recorded a negative provision for loan losses on covered loans (reduction of allowance for loan losses) of $1.4 million in the first quarter of 2016 compared to a $0.3 million negative provision for loan losses in the first quarter of 2015. The increase in the negative provision in 2016 resulted from lower levels of covered nonperforming loans, declining levels of total covered loans, and $1.0 million in net loan recoveries (recoveries, net of charge-offs) compared to net recoveries of $0.2 million that were realized in the first quarter of 2015.

Total non-covered nonperforming assets declined 20.8% over the past year, amounting to $71.6 million at March 31, 2016 (2.18% of total non-covered assets) compared to $90.4 million at March 31, 2015 (2.92% of total non-covered assets). The decline in non-covered nonperforming assets is primarily due to on-going resolution of nonperforming assets and improving credit quality.

Index

Total covered nonperforming assets also declined over the past year, amounting to $10.7 million at March 31, 2016 compared to $14.5 million at March 31, 2015. Over the past twelve months, we have resolved a significant amount of covered loans and have experienced strong property sales along the North Carolina coast, which is where most of our covered assets are located.

Noninterest Income

Total noninterest income was $5.0 million and $4.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Core noninterest income for the first quarter of 2016 was $7.3 million, an increase of 2.2% from the $7.2 million reported for the first quarter of 2015. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income. The largest increase in core noninterest income was from commissions from financial product sales, which includes property and casualty insurance commissions. Property and casualty insurance commissions increased due to the Company’s January 1, 2016 acquisition of Bankingport, Inc., an insurance agency located in Sanford, North Carolina. Fees from presold mortgages declined to $0.4 million for the first quarter of 2016 from $0.8 million in the first quarter of 2015 as a result of fewer mortgage loan originations.

Noncore components of noninterest income resulted in a net decrease to income of $2.3 million in the first quarter of 2016 compared to a net decrease to income of $2.6 million in the first quarter of 2015. The largest variance in noncore noninterest income related to gains (losses) on foreclosed properties.

Noninterest Expenses

Noninterest expenses amounted to $24.8 million in the first quarter of 2016 compared to $23.7 million recorded in the first quarter of 2015, an increase of 4.5%.

Reported salaries expense was unchanged at $11.5 million. A gross payroll increase of $0.7 million in 2016 associated with our growth initiatives was offset by lower incentive compensation expense and higher salary deferrals associated with new loan originations.

Employee benefits expense was $2.7 million in the first quarter of 2016 compared to $2.2 million in the first quarter of 2015. This increase was primarily the result of a $0.4 million increase in employee health insurance expense. We are self-insured for health care expense and experienced unfavorable claim levels in 2016.

Other operating expenses amounted to $7.6 million in the first quarter of 2016 compared to $7.0 million in the first quarter of 2015. The increase was primarily due to higher credit card and debit card fraud losses, as well as legal expenses associated with merger and acquisition activities.

Balance Sheet and Capital

Total assets at March 31, 2016 amounted to $3.4 billion, a 5.1% increase from a year earlier. Total loans at March 31, 2016 amounted to $2.5 billion, a 6.0% increase from a year earlier, and total deposits amounted to $2.8 billion at March 31, 2016, a 4.9% increase from a year earlier.

Non-covered loans amounted to $2.44 billion at March 31, 2016, an increase of $164.3 million, or 7.2% from March 31, 2015, as a result of ongoing internal initiatives to drive loan growth. Loans covered by FDIC loss share agreements declined 16.9% over the past year and are expected to continue to decline as those loans continue to pay down.

The increase in total deposits at March 31, 2016 compared to March 31, 2015 was primarily due to increases in checking, money market and savings accounts, which increased in total by $224.9 million, or 11.7%, over the past year. Those increases were partially offset by decreases in time deposits, which declined a total of $91.6 million, or 11.9%, over the past year. Time deposits are generally one of our most expensive funding sources, and thus the shift from this category benefitted our overall cost of funds.

Index

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at March 31, 2016 of 14.45% compared to the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 8.24% at March 31, 2016, an increase of 16 basis points from a year earlier.

Expiration of Loss-Share Agreement with the FDIC

Our loss-sharing agreement with the FDIC related to non-single family loans and foreclosed properties that were assumed in the failed bank acquisition of Bank of Asheville in 2011 expired on April 1, 2016. We will bear all future losses on these assets, however, at present, management does not expect such losses will be materially in excess of related loan loss allowances. The following presents information related to these assets as of or for the quarter ended March 31, 2016, which continue to be included within the “covered” line items in the accompanying tables. In the future, these assets will be included in the “non-covered” categories.

As of March 31, 2016
Loans outstanding - gross:	$18.9 million
Remaining loan discount:	$1.2 million
Current carrying amount:	$17.7 million
Nonaccrual loans - carrying amount:	$2.8 million
Troubled debt restructurings - accruing:	None
Allowance for loan losses:	$0.3 million
Remaining indemnification asset:	None
Foreclosed properties:	$1.2 million

For the three months ended March 31, 2016
Loan discount accretion income recognized:	$0.4 million
Indemnification asset expense associated with the loan discount accretion income recognized:	$0.2 million

We continue to have two loss-sharing agreements with the FDIC in place. The next agreement that expires does so on July 1, 2019.

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

Index

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2016 amounted to $30.2 million, an increase of $0.5 million, or 1.7%, from the $29.7 million recorded in the first quarter of 2015. Net interest income on a tax-equivalent basis for the three month period ended March 31, 2016 amounted to $30.7 million, an increase of $0.6 million, or 1.9%, from the $30.1 million recorded in the first quarter of 2015. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended March 31,
($ in thousands)	2016	2015
Net interest income, as reported	$30,195	29,703
Tax-equivalent adjustment	459	390
Net interest income, tax-equivalent	$30,654	30,093

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three months ended March 31, 2016, the higher net interest income compared to the same period of 2015 was due to growth in loans outstanding and higher yields realized on investment securities (see discussion below).

Index

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended March 31,
	2016			2015
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,528,317	4.70%	$29,573	$2,391,071	4.99%	$29,441
Taxable securities	284,865	2.57%	1,823	283,515	1.94%	1,359
Non-taxable securities (2)	51,351	7.08%	904	53,049	6.52%	853
Short-term investments, principally federal funds	164,242	0.54%	222	183,097	0.43%	195
Total interest-earning assets	3,028,775	4.32%	32,522	2,910,732	4.44%	31,848

Cash and due from banks	55,543			65,910
Premises and equipment	75,710			75,677
Other assets	172,464			142,251
Total assets	$3,332,492			$3,194,570

Liabilities
Interest bearing checking	$587,944	0.07%	$98	$562,849	0.06%	$82
Money market deposits	650,314	0.17%	273	557,558	0.12%	165
Savings deposits	189,889	0.05%	23	181,154	0.05%	22
Time deposits >$100,000	397,750	0.66%	652	450,258	0.76%	847
Other time deposits	291,154	0.38%	274	342,089	0.41%	342
Total interest-bearing deposits	2,117,051	0.25%	1,320	2,093,908	0.28%	1,458
Borrowings	186,394	1.18%	548	116,394	1.03%	297
Total interest-bearing liabilities	2,303,445	0.33%	1,868	2,210,302	0.32%	1,755

Noninterest bearing checking	658,340			575,065
Other liabilities	21,223			17,030
Shareholders’ equity	349,484			392,173
Total liabilities and shareholders’ equity	$3,332,492			$3,194,570

Net yield on interest-earning assets and net interest income		4.07%	$30,654		4.19%	$30,093
Interest rate spread		3.99%			4.12%

Average prime rate		3.50%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $459,000 and $390,000 in 2016 and 2015, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the first quarter of 2016 were $2.528 billion, which was $137 million, or 5.7%, higher than the average loans outstanding for the first quarter of 2015 ($2.391 billion). The higher amount of average loans outstanding in 2016 is due to loan growth initiatives including expansion into higher growth markets, improved loan demand in our market areas, as well as the hiring of several experienced bankers during 2015.

The mix of our loan portfolio remained substantially the same at March 31, 2016 compared to December 31, 2015, with approximately 89% of our loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 2% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the first quarter of 2016 were $2.775 billion, which was $106 million, or 4.0%, higher than the average deposits outstanding for the first quarter of 2015 ($2.669 billion). Average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $1.877 billion at March 31, 2015 to $2.086 billion at March 31, 2016, representing growth of $210 million, or 11.2%. With the growth of our transaction deposit accounts, we were able to further reduce our reliance on higher cost sources of funding, specifically time deposits. Average time deposits declined from $792 million at March 31, 2015 to $689 million at March 31, 2016, a decrease of $103 million, or 13.1%. Average borrowings increased from $116 million at March 31, 2015 to $186 million at March 31, 2016, which helped support loan growth. Although the favorable change in our deposit funding mix benefitted our cost of funds by approximately three basis points, the benefit was largely offset by the increased costs associated with our increased borrowings. Our cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.25% in the first quarter of 2016 compared to 0.26% in the first quarter of 2015.

Index

See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2016 was 4.07% compared to 4.19% for the first quarter of 2015. The lower margin was primarily due to lower loan yields. Also, we recorded a lower amount of discount accretion related to loans purchased in failed-bank acquisitions (see discussion below).

Our net interest margin benefitted from the net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition that occurred in June 2009 and, to a lesser degree, the acquisition of The Bank of Asheville in January 2011. For the three months ended March 31, 2016 and 2015, we recorded $1,055,000 and $1,557,000, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. The decrease in discount accretion in 2016 is due to the unnaccreted discount amount that resulted from the failed-bank acquisitions continuing to wind down. Unaccreted loan discount has declined from $19.1 million at March 31, 2015 to $14.0 million at March 31, 2016.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded total provisions for loan losses of $0.3 million for the first quarter of 2016 compared to negative provisions for loan losses of $0.2 million for the first quarter of 2015.

Our provision for loan losses on non-covered loans amounted to $1.6 million in the first quarter of 2016 compared to $0.1 million in the first quarter of 2015. In 2015, a prolonged period of stable and improving loan quality trends resulted in a minimal amount of provision for loan losses that was needed to adjust the Company’s allowance for loan losses to the appropriate amount. See additional discussion below in the section titled “Summary of Loan Loss Experience.”

We recorded a negative provision for loan losses on covered loans of $1.4 million in the first quarter of 2016 compared to a negative provision for loan losses of $0.3 million in the first quarter of 2015. The increase in the negative provision was primarily due to lower levels of covered nonperforming loans during the period, declining levels of total covered loans, and $1.0 million in net loan recoveries (recoveries, net of charge-offs) compared to $0.2 million in net loan recoveries that were realized in the first quarter of 2015.

Total noninterest income was $5.0 million in the first quarter of 2016 compared to $4.5 million for the first quarter of 2015.

As presented in the table below, core noninterest income for the first quarter of 2016 was $7.3 million, an increase of 2.2% from the $7.2 million reported for the first quarter of 2015. As noted above, core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, and v) bank-owned life insurance income.

Index

The following table presents our core noninterest income for the three month periods ending March 31, 2016 and 2015, respectively.

	For the Three Months Ended
$ in thousands	March 31, 2016	March 31, 2015

Service charges on deposit accounts	$2,685	2,892
Other service charges, commissions, and fees	2,830	2,542
Fees from presold mortgages	371	808
Commissions from sales of insurance and financial products	938	561
Bank-owned life insurance income	508	371
Core noninterest income	$7,332	7,174

As shown in the table above, service charges on deposit accounts decreased from $2.9 million in the first quarter of 2015 to $2.7 million in the first quarter of 2016. Fewer instances of fees earned from customers overdrawing their accounts have impacted this line item, as well as more customers meeting the requirements to have the monthly services charges waived on their checking accounts.

Other service charges, commissions, and fees increased in 2016 compared to 2015, primarily as a result of higher debit card and credit card interchange fees. We earn a small fee each time a customer uses a debit card to make a purchase. Due to the growth in checking accounts and increased customer usage of debit cards, we have experienced increases in this line item. Interchange income from credit cards has also increased due to growth in the number and usage of credit cards, which we believe is a result of increased promotion of this product.

Fees from presold mortgages decreased from $0.8 million in the first quarter of 2015 to $0.4 million in the first quarter of 2016. Mortgage loan activity decreased this quarter in comparison to the prior year.

Commissions from sales of insurance and financial products amounted to approximately $0.9 million and $0.6 million for the first three months of 2016 and 2015, respectively. This line item includes property and casualty insurance commissions, which have increased due to our January 1, 2016 acquisition of Bankingport, Inc., an insurance agency located in Sanford, North Carolina. See Note 15 to the consolidated financial statements for additional information.

Bank-owned life insurance income increased from $0.4 million in the first quarter of 2015 to $0.5 million in the first quarter of 2016. In the fourth quarter of 2015, we purchased $15 million in additional bank owned life insurance, which has resulted in increased income since the purchase.

Within the noncore components of noninterest income, the largest variances related to gains and losses on foreclosed properties. We recorded a net loss on non-covered foreclosed properties of $0.2 million in the first quarter of 2016 compared a $0.5 million loss in the first quarter of 2015. Gains on covered foreclosed properties were $0.4 million for the three months ended March 31, 2016 compared to gains of $0.2 million recorded for the three months ended March 31, 2015. Losses on non-covered and covered foreclosed properties have generally declined as a result of significantly lower levels of foreclosed properties held by the Company and stabilization in property values.

Index

Indemnification asset income (expense) is recorded to reflect additional (decreased) amounts expected to be received from the FDIC related to covered assets. The three primary items that result in recording indemnification asset income (expense) are 1) income from loan discount accretion, which results in indemnification expense, 2) provisions (reversals) for loan losses on covered loans, which result in indemnification income (or expense for reversals of provision) and 3) foreclosed property gains (losses) on covered assets, which also result in indemnification expense (income). In each of the first quarters of 2016 and 2015, we recorded $2.4 million in indemnification asset expense, as shown in the following table:

($ in millions)	For the Three Months Ended
	March 31, 2016	March 31, 2015

Indemnification asset expense associated with loan discount accretion income	$(1.0)	(1.7)
Indemnification asset income (expense) associated with loan losses (recoveries), net	(1.0)	(0.4)
Indemnification asset income (expense) associated with foreclosed property losses (gains)	(0.4)	(0.2)
Other sources of indemnification asset income (expense)	(0.0)	(0.1)
Total indemnification asset income (expense)	$(2.4)	(2.4)

Noninterest expenses amounted to $24.8 million in the first quarter of 2016, a 4.5% increase over the $23.7 million recorded in the same period of 2015.

Salary expense amounted to $11.5 million for each of the three month periods ended March 31, 2016 and 2015. In 2016, a gross payroll increase of $0.7 million associated with our growth initiatives was offset by lower incentive compensation expense and higher salary deferrals associated with new loan originations.

Employee benefits expense was $2.7 million in the first quarter of 2016 compared to $2.2 million in the first quarter of 2015. This increase was primarily the result of a $0.4 million increase in employee health insurance expense. We are self-insured for health care expense and experienced unfavorable claim levels in 2016.

The combined amount of occupancy and equipment expense did not vary materially when comparing the first quarter of 2016 to the first quarter of 2015, amounting to approximately $2.8 million in each quarter.

Other operating expenses amounted to $7.6 million for the first quarter of 2016 compared to $7.0 million in the first quarter of 2015, with the increase related to miscellaneous items of other operating expense. The increase was primarily due to higher credit card and debit card fraud losses, as well as legal expenses associated with various merger and acquisition activities.

For the first quarter of 2016, the provision for income taxes was $3.3 million, an effective tax rate of 32.7%. For the first quarter of 2015, the provision for income taxes was $3.7 million, an effective tax rate of 34.6%. Higher levels of tax-exempt loans and bank-owned life insurance, as well as a 100 basis point reduction in the statutory corporate tax rate in North Carolina, contributed to the lower effective tax rate.

We accrued total preferred stock dividends of $0.1 million and $0.2 million in the three month periods ended March 31, 2016 and 2015, respectively. The decrease in 2016 is due to our 2015 redemption of preferred stock associated with our prior participation in the U.S. Treasury’s Small Business Lending Fund.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $527,000 during the first quarter of 2016 compared to other comprehensive income of $133,000 during the first quarter of 2015. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at March 31, 2016 amounted to $3.38 billion, a 5.1% increase from a year earlier. Total loans at March 31, 2016 amounted to $2.54 billion, a 6.0% increase from a year earlier, and total deposits amounted to $2.83 billion, a 4.9% increase from a year earlier.

The following table presents information regarding the nature of changes in our levels of loans and deposits for the twelve months ended March 31, 2016 and for the first quarter of 2016.

April 1, 2015 to March 31, 2016	Balance at beginning of period	Internal Growth, net	Growth from Acquisitions	Balance at end of period	Total percentage growth	Internal percentage growth

Loans – Non-covered	$2,275,570	164,260	—	2,439,830	7.2%	7.2%
Loans – Covered	119,829	(20,306)	—	99,523	-16.9%	-16.9%
Total loans	2,395,399	143,954	—	2,539,353	6.0%	6.0%

Deposits – Noninterest bearing checking	591,283	87,945	—	679,228	14.9%	14.9%
Deposits – Interest bearing checking	578,784	28,833	—	607,617	5.0%	5.0%
Deposits – Money market	568,752	96,539	—	665,291	17.0%	17.0%
Deposits – Savings	183,036	11,537	—	194,573	6.3%	6.3%
Deposits – Brokered	62,801	8,327	—	71,128	13.3%	13.3%
Deposits – Internet time	249	(249)	—	—	-100.0%	-100.0%
Deposits – Time>$100,000	373,599	(50,992)	—	322,607	-13.6%	-13.6%
Deposits – Time<$100,000	335,110	(48,733)	—	286,377	-14.5%	-14.5%
Total deposits	$2,693,614	133,207	—	2,826,821	4.9%	4.9%

January 1, 2016 to March 31, 2016
Loans – Non-covered	$2,416,285	23,545	—	2,439,830	1.0%	1.0%
Loans – Covered	102,641	(3,118)	—	99,523	-3.0%	-3.0%
Total loans	2,518,926	20,427	—	2,539,353	0.8%	0.8%

Deposits – Noninterest bearing checking	659,038	20,190	—	679,228	3.1%	3.1%
Deposits – Interest bearing checking	626,878	(19,261)	—	607,617	-3.1%	-3.1%
Deposits – Money market	636,692	28,599	—	665,291	4.5%	4.5%
Deposits – Savings	186,616	7,957	—	194,573	4.3%	4.3%
Deposits – Brokered	76,412	(5,284)	—	71,128	-6.9%	-6.9%
Deposits – Internet time	—	—	—	—	—	—
Deposits – Time>$100,000	329,819	(7,212)	—	322,607	-2.2%	-2.2%
Deposits – Time<$100,000	295,830	(9,453)	—	286,377	-3.2%	-3.2%
Total deposits	$2,811,285	15,536	—	2,826,821	0.6%	0.6%

As derived from the table above, for the twelve months preceding March 31, 2016, our total loans increased $144 million, or 6.0%. Internal non-covered loan growth was $164 million, or 7.2%, for the twelve months ended March 31, 2016, while our covered loans declined by $20 million, or 16.9%. We expect continued growth in our non-covered loan portfolio in 2016, as we have recently expanded into higher growth market areas, and we had experienced bankers join our company over the past one to two years. We expect our covered loans to continue to decline as a result of normal pay-downs, foreclosures, and charge-offs. For the first three months of 2016, we experienced internal growth in our non-covered loan portfolio of $24 million, or 1.0%, which offset the decline in our covered loans of $3 million.

As previously discussed, on April 1, 2016, we transferred $17.7 million in loans from “covered” to “non-covered” as a result of the expiration of a loss-share agreement with the FDIC.

The mix of our loan portfolio remains substantially the same at March 31, 2016 compared to December 31, 2015. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

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

For both the three and twelve month periods ended March 31, 2016, we experienced net increases in total deposits, with growth in transaction account balances (checking, money market, and savings) offsetting the declines in time deposits. Due to the low interest rate environment, some customers are shifting their funds from time deposits into transaction accounts at our company, which do not pay a materially lower interest rate, while being more liquid.

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

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended March 31, 2016	As of/for the quarter ended December 31, 2015	As of/for the quarter ended March 31, 2015

Non-covered nonperforming assets
Nonaccrual loans	$35,741	39,994	47,416
Restructured loans – accruing	27,055	28,011	33,997
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	62,796	68,005	81,413
Foreclosed real estate	8,767	9,188	8,978
Total non-covered nonperforming assets	$71,563	77,193	90,391

Covered nonperforming assets (1)
Nonaccrual loans	$5,670	7,816	8,596
Restructured loans – accruing	3,459	3,478	3,874
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	9,129	11,294	12,470
Foreclosed real estate	1,569	806	2,055
Total covered nonperforming assets	$10,698	12,100	14,525

Total nonperforming assets	$82,261	89,293	104,916

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.35%	0.23%	0.76%
Nonperforming loans to total loans	2.83%	3.15%	3.92%
Nonperforming assets to total assets	2.43%	2.66%	3.26%
Allowance for loan losses to total loans	1.05%	1.13%	1.50%
Allowance for loan losses to nonperforming loans	37.05%	36.04%	38.34%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	0.52%	0.33%	0.84%
Non-covered nonperforming loans to non-covered loans	2.57%	2.81%	3.58%
Non-covered nonperforming assets to total non-covered assets	2.18%	2.37%	2.92%
Allowance for loan losses to non-covered loans	1.03%	1.11%	1.48%
Allowance for loan losses to non-covered nonperforming loans	40.21%	39.39%	41.48%

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

As noted in the table above, at March 31, 2016, total nonaccrual loans (covered and non-covered) amounted to $41.4 million, compared to $47.8 million at December 31, 2015 and $56.0 million at March 31, 2015. Non-covered nonaccrual loans were $35.7 million, $40.0 million, and $47.4 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. Nonaccrual loans have steadily declined in recent years as we continue to focus on resolving our problem assets.

“Restructured loans – accruing”, or troubled debt restructurings (TDRs), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. As seen in the table above “Asset Quality Data”, at March 31, 2016, total TDRs (covered and non-covered) amounted to $30.5 million, compared to $31.5 million at December 31, 2015 and $37.9 million at March 31, 2015.

Foreclosed real estate includes primarily foreclosed properties. Non-covered foreclosed real estate has decreased over the past year, amounting to $8.8 million at March 31, 2016, $9.2 million at December 31, 2015, and $9.0 million at March 31, 2015. The decreases were the result of sales activity during the periods and the improvement in our overall asset quality.

Index

At March 31, 2016, we also held $1.6 million in foreclosed real estate that is subject to the loss share agreements with the FDIC, compared to $0.8 million at December 31, 2015 and $2.1 million at March 31, 2015. The increase from December 31, 2015 to March 31, 2016 was due to a property settlement associated with a loan that had been previously charged-off. The decline from March 31, 2015 to December 31, 2015 is primarily due to increased property sales activity, particularly along the North Carolina coast, which is where most of our covered foreclosed properties are located.

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At March 31, 2016	At December 31, 2015	At March 31, 2015
Commercial, financial, and agricultural	$2,514	2,964	3,793
Real estate – construction, land development, and other land loans	4,363	4,704	8,715
Real estate – mortgage – residential (1-4 family) first mortgages	20,689	23,829	23,173
Real estate – mortgage – home equity loans/lines of credit	3,129	3,525	3,760
Real estate – mortgage – commercial and other	10,483	12,571	16,158
Installment loans to individuals	233	217	413
Total nonaccrual loans	$41,411	47,810	56,012

The following segregates our nonaccrual loans at March 31, 2016 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$—	2,514	2,514
Real estate – construction, land development, and other land loans	—	4,363	4,363
Real estate – mortgage – residential (1-4 family) first mortgages	3,097	17,592	20,689
Real estate – mortgage – home equity loans/lines of credit	329	2,800	3,129
Real estate – mortgage – commercial and other	2,244	8,239	10,483
Installment loans to individuals	—	233	233
Total nonaccrual loans	$5,670	35,741	41,411

The following segregates our nonaccrual loans at December 31, 2015 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$—	2,964	2,964
Real estate – construction, land development, and other land loans	52	4,652	4,704
Real estate – mortgage – residential (1-4 family) first mortgages	5,007	18,822	23,829
Real estate – mortgage – home equity loans/lines of credit	383	3,142	3,525
Real estate – mortgage – commercial and other	2,374	10,197	12,571
Installment loans to individuals	—	217	217
Total nonaccrual loans	$7,816	39,994	47,810

Among non-covered loans, the tables above indicate decreases in most categories of non-covered nonaccrual loans. The decreases reflect stabilization in most of our market areas and our increased focus on the resolution of our nonperforming assets.

Index

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end (covered and non-covered):

($ in thousands)	At March 31, 2016	At December 31, 2015	At March 31, 2015
Vacant land	$4,061	3,867	4,414
1-4 family residential properties	3,872	3,789	3,136
Commercial real estate	2,403	2,338	3,483
Total foreclosed real estate	$10,336	9,994	11,033

The following segregates our foreclosed real estate at March 31, 2016 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$1,145	2,916	4,061
1-4 family residential properties	187	3,685	3,872
Commercial real estate	237	2,166	2,403
Total foreclosed real estate	$1,569	8,767	10,336

The following segregates our foreclosed real estate at December 31, 2015 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$277	3,590	3,867
1-4 family residential properties	247	3,542	3,789
Commercial real estate	282	2,056	2,338
Total foreclosed real estate	$806	9,188	9,994

Index

The following table presents geographical information regarding our nonperforming assets at March 31, 2016.

	As of March 31, 2016
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$6,087	14,056	20,143	$677,000	3.0%
Triangle Region (NC)	—	17,250	17,250	765,000	2.3%
Triad Region (NC)	—	13,559	13,559	321,000	4.2%
Charlotte Region (NC)	—	1,859	1,859	99,000	1.9%
Southern Piedmont Region (NC)	37	6,630	6,667	274,000	2.4%
Western Region (NC)	2,979	—	2,979	86,000	3.5%
South Carolina Region	26	2,165	2,191	118,000	1.9%
Virginia Region	—	7,277	7,277	183,000	4.0%
Other	—	—	—	16,000	0.0%
Total nonaccrual loans and troubled debt restructurings	$9,129	62,796	71,925	$2,539,000	2.8%

Foreclosed Real Estate (1)
Eastern Region (NC)	$404	730	1,134
Triangle Region (NC)	—	3,443	3,443
Triad Region (NC)	—	1,119	1,119
Charlotte Region (NC)	—	853	853
Southern Piedmont Region (NC)	—	1,095	1,095
Western Region (NC)	1,165	—	1,165
South Carolina Region	—	608	608
Virginia Region	—	919	919
Other	—	—	—
Total foreclosed real estate	1,569	8,767	10,336

(1)	The counties comprising each region are as follows:

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

The weak economic environment that began in 2008 resulted in elevated levels of classified and nonperforming assets, which has generally led to higher provisions for loan losses compared to historical averages. While we are seeing signs of a recovering economy in most of our market areas, it has been a gradual improvement. Although we continue to have an elevated level of past due and adversely classified assets compared to historic averages, we believe the severity of the loss rate inherent in our current inventory of classified loans is less than in recent years.

We recorded a provision for loan losses of $0.3 million for the first quarter of 2016 compared to a negative provision for loan losses (reduction of the allowance for loan losses) of $0.2 million for the first quarter of 2015. The total provision for loan losses is comprised of provisions for loan losses for non-covered loans and provisions for loan losses for covered loans, as discussed in the following paragraphs.

Index

The provision for loan losses on non-covered loans amounted to $1.6 million in the first quarter of 2016 compared to $0.1 million in the first quarter of 2015.  In 2015, a prolonged period of stable and improving loan quality trends resulted in a minimal amount of provision for loan losses that was needed to adjust our allowance for loan losses to the appropriate amount. This was because our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. In 2015, periods of high net charge-offs we experienced during the peak of the recession dropped out of the analysis and were replaced by the more modest levels of net charge-offs recently experienced. This had the impact of bringing our overall allowance for loan loss level down to a more normalized level following the elevated amounts we maintained during and immediately following the recession. Beginning in the first quarter of 2016, the periods aging out of the analysis are not materially different from recent periods, and thus we expect to continue to see our provision for loan losses correlate more closely with loan growth, charge-offs and other changes in overall loan quality.

Non-covered loan growth for the first three months of 2016 was $24 million compared to only $7 million in growth for the three months ended March 31, 2015, which resulted in an incremental provision for the loan losses attributable to loan growth. As it relates to asset quality trends, as shown in a table within Note 7 to the consolidated financial statements, our total non-covered classified and nonaccrual loans decreased from $102 million at December 31, 2015 to $95 million at March 31, 2016.

We recorded a negative provision for loan losses on covered loans of $1.4 million in the first quarter of 2016 compared to a negative provision for loan losses of $0.3 million in the first quarter of 2015. The increase in the negative provision in 2016 resulted from lower levels of covered nonperforming loans, declining levels of total covered loans and $1.0 million in net loan recoveries (recoveries, net of charge-offs) compared to net recoveries of $0.2 million that were realized during the first quarter of 2015.

For the first three months of 2016, we recorded $2.2 million in net charge-offs, compared to $4.5 million for the comparable period of 2015. The net charge-offs in 2016 included $1.0 million of net covered loan recoveries and $3.2 million of net non-covered loan charge-offs, whereas in 2015 net charge-offs included $0.2 million of net covered loan recoveries and $4.7 million in net charge-offs of non-covered loans.

The allowance for loan losses amounted to $26.6 million at March 31, 2016, compared to $28.6 million at December 31, 2015 and $36.0 million at March 31, 2015. The allowance for loan losses for non-covered loans was $25.2 million, $26.8 million, and $33.8 million at March 31, 2016, December 31, 2015, and March 31, 2015 respectively. The ratio of our allowance for non-covered loans to total non-covered loans has declined from 1.48% at March 31, 2015 to 1.03% at March 31, 2016 as a result of the factors discussed above that impacted our provision for loan losses on non-covered loans.

At March 31, 2016, December 31, 2015, and March 31, 2015, the allowance for loan losses attributable to covered loans was $1.4 million, $1.8 million, and $2.2 million, respectively. Our total covered loan portfolio continues to decline as these portfolios wind down.

We believe our reserve levels are adequate to cover probable loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using our procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. See “Critical Accounting Policies — Allowance for Loan Losses” above.

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

($ in thousands)	Three Months Ended March 31,	Twelve Months Ended December 31,	Three Months Ended March 31,
	2016	2015	2015
Loans outstanding at end of period	$2,539,353	2,518,926	2,395,399
Average amount of loans outstanding	$2,528,317	2,434,602	2,391,071

Allowance for loan losses, at beginning of year	$28,583	40,626	40,626
Provision (reversal) for loan losses	258	(780)	(164)
	28,841	39,846	40,462
Loans charged off:
Commercial, financial, and agricultural	(721)	(3,039)	(894)
Real estate – construction, land development & other land loans	(340)	(3,616)	(1,329)
Real estate – mortgage – residential (1-4 family) first mortgages	(2,030)	(5,145)	(1,514)
Real estate – mortgage – home equity loans / lines of credit	(485)	(1,117)	(116)
Real estate – mortgage – commercial and other	(248)	(3,103)	(1,296)
Installment loans to individuals	(280)	(2,411)	(651)
Total charge-offs	(4,104)	(18,431)	(5,800)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	116	934	99
Real estate – construction, land development & other land loans	1,142	3,599	753
Real estate – mortgage – residential (1-4 family) first mortgages	305	678	102
Real estate – mortgage – home equity loans / lines of credit	58	143	23
Real estate – mortgage – commercial and other	175	1,390	264
Installment loans to individuals	115	424	93
Total recoveries	1,911	7,168	1,334
Net charge-offs	(2,193)	(11,263)	(4,466)
Allowance for loan losses, at end of period	$26,648	28,583	35,996

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.35%	0.46%	0.76%
Allowance for loan losses as a percent of loans at end of period	1.05%	1.13%	1.50%

Index

The following table discloses the activity in the allowance for loan losses for the three months ended March 31, 2016, segregated into covered and non-covered.

	As of March 31, 2016
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$99,523	2,439,830	2,539,353
Average amount of loans outstanding	$101,083	2,427,234	2,528,317

Allowance for loan losses, at beginning of year	$1,799	26,784	28,583
Provision (reversal) for loan losses	(1,363)	1,621	258
	436	28,405	28,841
Loans charged off:
Commercial, financial, and agricultural	(44)	(677)	(721)
Real estate – construction, land development & other land loans	—	(340)	(340)
Real estate – mortgage – residential (1-4 family) first mortgages	(78)	(1,952)	(2,030)
Real estate – mortgage – home equity loans / lines of credit	(36)	(449)	(485)
Real estate – mortgage – commercial and other	(83)	(165)	(248)
Installment loans to individuals	—	(280)	(280)
Total charge-offs	(241)	(3,863)	(4,104)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	30	86	116
Real estate – construction, land development & other land loans	1,052	90	1,142
Real estate – mortgage – residential (1-4 family) first mortgages	72	233	305
Real estate – mortgage – home equity loans / lines of credit	3	55	58
Real estate – mortgage – commercial and other	45	130	175
Installment loans to individuals	2	113	115
Total recoveries	1,204	707	1,911
Net (charge-offs)/recoveries	963	(3,156)	(2,193)
Allowance for loan losses, at end of period	$1,399	25,249	26,648

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

Index

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at March 31, 2016, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2015.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following four sources - 1) an approximately $580 million line of credit with the Federal Home Loan Bank (of which $140 million was outstanding at March 31, 2016), 2) a $50 million overnight federal funds line of credit with a correspondent bank (of which none was outstanding at March 31, 2016), 3) a $35 million federal funds line with a correspondent bank (of which none was outstanding at March 31, 2016), and 4) an approximately $92 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at March 31, 2016). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $193 million at both March 31, 2016 and 2015 as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $550 million at March 31, 2016 compared to $429 million at December 31, 2015.

Our overall liquidity decreased slightly since March 31, 2015 due primarily to loan growth and the redemption of the $63.5 million in SBLF stock in the second half of 2015. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased from 21.1% at March 31, 2015 to 19.8% at March 31, 2016.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2015, detail of which is presented in Table 18 on page 90 of our 2015 Annual Report on Form 10-K.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2016, and have no current plans to do so.

Capital Resources

We are regulated by the Board of Governors of the Federal Reserve Board (FED) and are subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. Our banking subsidiary is also regulated by the North Carolina Office of the Commissioner of Banks. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

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

The capital standards require us to maintain minimum ratios of “Common Equity Tier 1” capital to total risk-weighted assets, “Tier 1” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common Equity Tier 1 capital in comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital is comprised of Common Equity Tier 1 capital plus Additional Tier 1 Capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FED regulations.

The capital conservation buffer requirement began to be phased in on January 1, 2016, at 0.625% of risk weighted assets, and will increase each year until fully implemented at 2.5% in January 1, 2019.

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

At March 31, 2016, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2016	December 31, 2015	March 31, 2015

Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	11.35%	11.22%	11.40%
Minimum required Common equity Tier 1 capital	4.50%	4.50%	4.50%

Tier I capital to Tier 1 risk weighted assets	13.40%	13.30%	16.36%
Minimum required Tier 1 capital	6.00%	6.00%	6.00%

Total risk-based capital to Tier II risk weighted assets	14.45%	14.45%	17.61%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	10.40%	10.38%	12.17%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At March 31, 2016, our bank subsidiary exceeded the minimum ratios established by the regulatory authorities.

Our capital ratios decreased from March 31, 2015 due to the redemption of $63.5 million in preferred stock in 2015 (see Note 14 to the Consolidated Financial Statements for more information on this transaction).

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 8.24% at March 31, 2016 compared to 8.13% at December 31, 2015 and 8.08% at March 31, 2015.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On March 4, 2016, the Company announced that it had reached an agreement with First Community Bank to exchange all seven First Bank branches in Virginia in return for six of First Community Bank’s branches located in North Carolina. Four of the six branches expected to be acquired are in Winston-Salem, with the other two branches being in the Charlotte-metro markets of Mooresville and Huntersville. This transaction is subject to regulatory approval and is expected to be completed in the third quarter of 2016.

•	On January 1, 2016, the Company completed the acquisition of Bankingport, Inc., an insurance agency based in Sanford, North Carolina. This acquisition provided the Company the opportunity to enhance its product offerings, as well as expand its insurance agency operations into Sanford, a significant banking market for the Company.

•	On March 15, 2016, the Company announced a quarterly cash dividend of $0.08 cents per share payable on April 25, 2016 to shareholders of record on March 31, 2016. This is the same dividend rate as the Company declared in the first quarter of 2015.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first three months of 2016. At March 31, 2016, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.13% (realized in 2015) to a high of 4.92% (realized in 2013). During that five year period, the prime rate of interest has consistently remained at 3.25% (the rate increased to 3.50% on December 17, 2015). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At March 31, 2016, approximately 73% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at March 31, 2016, we had approximately $1.0 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2016 are deposits totaling $1.5 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $1.1 million and $1.6 million for the first quarters of 2016 and 2015, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. However, with the remaining loan discount on accruing loans having naturally declined since inception, amounting to only $12.5 million at March 31, 2016, we expect that loan discount accretion, and the related indemnification asset expense associated with the accretion, will continue to decline in 2016. If that occurs, our net interest margin will be negatively impacted and our noninterest income will be positively impacted (due to the lower indemnification asset expense).

Index

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2016 (federal funds rate = 0.50%, prime = 3.50%), we project that our net interest margin for the remainder of 2016 will experience additional compression. We expect loan yields to continue to trend downwards, while many of our deposit products already have interest rates near zero.

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

Item 1A - Risk Factors

Investing in share of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in the forepart of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2016 to January 31, 2016	—	—	—	214,241
February 1, 2016 to February 29, 2016	—	—	—	214,241
March 1, 2016 to March 31, 2016	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company issued 79,012 shares of unregistered common stock in completing the acquisition of Bankingport, Inc. — see Note 15 to the consolidated financial statements for additional information. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering due to the small number of shareholders of Bankingport, Inc., their level of financial sophistication and the absence of any general solicitation. There were no other unregistered sales of the Company’s securities during the three months ended March 31, 2016.

Index

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have Securities and Exchange Commission File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

10.a	Purchase and Assumption Agreement, dated as of March 3, 2016 between First Bank (as Seller) and First Community Bank (as Purchaser) was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

10.b	Purchase and Assumption Agreement, dated as of March 3, 2016 between First Community Bank (as Seller) and First Bank (as Purchaser) was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Index

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 10, 2016	BY:/s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer
(Principal Executive Officer),
Treasurer and Director

May 10, 2016	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer