Form 10-Q
period 2016-06-30
FIRST BANCORP /NC/
filed 2016-08-09
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant's Common Stock outstanding on July 31, 2016 was 20,087,942.

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

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	June 30, 2016	December 31, 2015 (audited)	June 30, 2015
ASSETS
Cash and due from banks, noninterest-bearing	$58,956	53,285	75,151
Due from banks, interest-bearing	189,404	213,426	102,567
Federal funds sold	143	557	674
Total cash and cash equivalents	248,503	267,268	178,392

Securities available for sale	219,762	165,614	214,450
Securities held to maturity (fair values of $146,099, $157,146, and $167,759)	142,073	154,610	165,245

Presold mortgages in process of settlement	4,104	4,323	4,934

Loans – non-covered	2,519,747	2,416,285	2,298,955
Loans – covered by FDIC loss share agreement	78,387	102,641	113,824
Total loans	2,598,134	2,518,926	2,412,779
Allowance for loan losses – non-covered	(24,949)	(26,784)	(30,155)
Allowance for loan losses – covered	(1,074)	(1,799)	(1,935)
Total allowance for loan losses	(26,023)	(28,583)	(32,090)
Net loans	2,572,111	2,490,343	2,380,689

Premises and equipment	76,991	74,559	75,087
Accrued interest receivable	9,152	9,166	9,134
FDIC indemnification asset	5,157	8,439	11,982
Goodwill	73,541	65,835	65,835
Other intangible assets	3,612	1,336	1,697
Foreclosed real estate – non-covered	10,221	9,188	9,954
Foreclosed real estate – covered	385	806	1,945
Bank-owned life insurance	73,098	72,086	56,175
Other assets	27,836	38,492	36,000
Total assets	$3,466,546	3,362,065	3,211,519

LIABILITIES
Deposits: Noninterest bearing checking accounts	$709,887	659,038	614,619
Interest bearing checking accounts	636,316	626,878	553,918
Money market accounts	639,849	639,189	578,405
Savings accounts	197,445	186,616	184,786
Time deposits of $100,000 or more	412,564	403,545	398,348
Other time deposits	275,959	296,019	323,051
Total deposits	2,872,020	2,811,285	2,653,127
Borrowings	206,394	186,394	176,394
Accrued interest payable	586	585	625
Other liabilities	25,932	21,611	15,984
Total liabilities	3,104,932	3,019,875	2,846,130

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: None, None, and 31,500 shares	—	—	31,500
Series C, convertible, issued & outstanding: 728,706, 728,706, and 728,706 shares	7,287	7,287	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 20,087,942, 19,747,509, and 19,780,017 shares	139,832	133,393	133,061
Retained earnings	216,223	205,060	194,600
Accumulated other comprehensive income (loss)	(1,728)	(3,550)	(1,059)
Total shareholders’ equity	361,614	342,190	365,389
Total liabilities and shareholders’ equity	$3,466,546	3,362,065	3,211,519

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$30,809	28,953	60,382	58,394
Interest on investment securities:
Taxable interest income	1,961	1,664	3,784	3,023
Tax-exempt interest income	432	457	877	920
Other, principally overnight investments	177	186	399	381
Total interest income	33,379	31,260	65,442	62,718

INTEREST EXPENSE
Savings, checking and money market accounts	409	281	803	550
Time deposits of $100,000 or more	622	732	1,274	1,579
Other time deposits	255	327	529	669
Borrowings	555	315	1,103	612
Total interest expense	1,841	1,655	3,709	3,410

Net interest income	31,538	29,605	61,733	59,308
Provision for loan losses – non-covered	489	1,001	2,109	1,105
Provision (reversal) for loan losses – covered	(770)	(160)	(2,132)	(428)
Total provision (reversal) for loan losses	(281)	841	(23)	677
Net interest income after provision (reversal) for loan losses	31,819	28,764	61,756	58,631

NONINTEREST INCOME
Service charges on deposit accounts	2,565	2,881	5,250	5,773
Other service charges, commissions and fees	3,043	2,771	5,873	5,313
Fees from presold mortgage loans	410	731	781	1,539
Commissions from sales of insurance and financial products	937	665	1,875	1,226
SBA consulting fees	720	—	720	—
Bank-owned life insurance income	504	383	1,012	754
Foreclosed property gains (losses) – non-covered	(556)	(580)	(793)	(1,075)
Foreclosed property gains (losses) – covered	423	254	870	492
FDIC indemnification asset income (expense), net	(2,178)	(1,828)	(4,544)	(4,220)
Securities gains	—	—	3	—
Other gains (losses)	51	(273)	(126)	(269)
Total noninterest income	5,919	5,004	10,921	9,533

NONINTEREST EXPENSES
Salaries	12,560	11,581	24,035	23,078
Employee benefits	2,578	2,298	5,284	4,481
Total personnel expense	15,138	13,879	29,319	27,559
Net occupancy expense	1,843	1,812	3,786	3,681
Equipment related expenses	919	949	1,789	1,905
Merger and acquisition expenses	485	—	686	—
Intangibles amortization	261	180	447	360
Other operating expenses	7,501	7,480	14,893	14,509
Total noninterest expenses	26,147	24,300	50,920	48,014

Income before income taxes	11,591	9,468	21,757	20,150
Income tax expense	3,952	3,224	7,281	6,918

Net income	7,639	6,244	14,476	13,232

Preferred stock dividends	(59)	(212)	(117)	(429)

Net income available to common shareholders	$7,580	6,032	14,359	12,803

Earnings per common share:
Basic	$0.38	0.30	0.72	0.65
Diluted	0.37	0.30	0.70	0.63

Dividends declared per common share	$0.08	0.08	0.16	0.16

Weighted average common shares outstanding:
Basic	19,921,413	19,778,640	19,852,580	19,750,316
Diluted	20,693,644	20,508,955	20,627,012	20,481,466

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands-unaudited)	2016	2015	2016	2015

Net income	$7,639	6,244	14,476	13,232
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	2,071	(990)	2,888	(743)
Tax (expense) benefit	(807)	386	(1,126)	291
Reclassification to realized gains	—	—	(3)	—
Tax expense	—	—	1	—
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	51	(16)	102	(47)
Tax expense (benefit)	(20)	6	(40)	18
Other comprehensive income (loss)	1,295	(614)	1,822	(481)

Comprehensive income	$8,934	5,630	16,298	12,751

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2015	$70,787	19,710	$132,532	184,958	(578)	387,699

Net income				13,232		13,232
Preferred stock redeemed (Series B)	(32,000)					(32,000)
Stock option exercises		2	32			32
Cash dividends declared ($0.16 per common share)				(3,161)		(3,161)
Preferred dividends				(429)		(429)
Stock-based compensation		68	497			497
Other comprehensive income (loss)					(481)	(481)

Balances, June 30, 2015	$38,787	19,780	$133,061	194,600	(1,059)	365,389

Balances, January 1, 2016	$7,287	19,748	$133,393	205,060	(3,550)	342,190

Net income				14,476		14,476
Cash dividends declared ($0.16 per common share)				(3,196)		(3,196)
Preferred dividends				(117)		(117)
Equity issued pursuant to acquisitions		279	5,509			5,509
Stock option exercises		23	375			375
Stock-based compensation		38	555			555
Other comprehensive income (loss)					1,822	1,822

Balances, June 30, 2016	$7,287	20,088	$139,832	216,223	(1,728)	361,614

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2016	2015
Cash Flows From Operating Activities
Net income	$14,476	13,232
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	(23)	677
Net security premium amortization	1,523	1,612
Purchase accounting accretion and amortization, net	1,289	983
Foreclosed property losses and write-downs (gains), net	(77)	583
Gain on securities available for sale	(3)	—
Other losses (gains)	126	269
Decrease (increase) in net deferred loan costs	(201)	127
Depreciation of premises and equipment	2,244	2,255
Stock-based compensation expense	380	404
Amortization of intangible assets	447	360
Origination of presold mortgages in process of settlement	(32,046)	(56,744)
Proceeds from sales of presold mortgages in process of settlement	32,300	57,759
Decrease (increase) in accrued interest receivable	14	(214)
Decrease (increase) in other assets	11,116	(2,193)
Increase (decrease) in accrued interest payable	1	(61)
Decrease in other liabilities	(651)	(1,595)
Net cash provided by operating activities	30,915	17,454

Cash Flows From Investing Activities
Purchases of securities available for sale	(99,896)	(83,313)
Purchases of securities held to maturity	—	(2,003)
Proceeds from maturities/issuer calls of securities available for sale	47,846	25,515
Proceeds from maturities/issuer calls of securities held to maturity	11,796	14,458
Proceeds from sales of securities available for sale	8	—
Proceeds (purchases) of Federal Reserve and Federal Home Loan Bank stock, net	(988)	(9,582)
Net increase in loans	(82,723)	(27,549)
Proceeds (payments) related to FDIC loss share agreements	(738)	6,912
Proceeds from sales of foreclosed real estate	3,375	3,935
Purchases of premises and equipment	(3,695)	(2,956)
Proceeds from sales of premises and equipment	21	847
Net cash paid in acquisition	(2,519)	—
Net cash used by investing activities	(127,513)	(73,736)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	60,735	(42,779)
Net increase in borrowings	20,000	60,000
Cash dividends paid – common stock	(3,160)	(3,154)
Cash dividends paid – preferred stock	(117)	(509)
Redemption of preferred stock	—	(32,000)
Proceeds from stock option exercises	375	32
Net cash provided (used) by financing activities	77,833	(18,410)

Decrease in cash and cash equivalents	(18,765)	(74,692)
Cash and cash equivalents, beginning of period	267,268	253,084

Cash and cash equivalents, end of period	$248,503	178,392

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$3,708	3,471
Income taxes	(933)	9,093
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	1,760	(452)
Foreclosed loans transferred to other real estate	3,910	4,296

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended June 30, 2016 and 2015

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2016 and 2015 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2016 and 2015. All such adjustments were of a normal, recurring nature. Reference is made to the 2015 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2015 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments were effective for the Company on January 1, 2016. The Company will apply the guidance to all stock awards granted or modified after January 1, 2016. The Company’s adoption of these amendments did not have a material effect on its financial statements.

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

Index

In September 2015, the FASB amended the Business Combinations topic of the Accounting Standards Codification to simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. All entities are required to apply the amendments prospectively to adjustments to provisional amounts that occur after the effective date. The amendment was effective for the Company on January 1, 2016 and these amendments did not have a material effect on its financial statements.

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

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

Index

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended June 30, 2015 have been reclassified to conform to the presentation for June 30, 2016. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

The Company recorded total stock-based compensation expense of $258,000 and $277,000 for the three months ended June 30, 2016 and 2015, respectively, and $380,000 and $404,000 for the six months ended June 30, 2016 and 2015, respectively. Of the $380,000 in expense that was recorded in 2016, approximately $129,000 related to the June 1, 2016 director grants, which is classified as “other operating expenses” in the Consolidated Statements of Income. The remaining $251,000 in expense relates to the employee grants discussed below and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $148,000 and $157,500 of income tax benefits related to stock based compensation expense in the income statement for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan, the First Bancorp 2007 Equity Plan, and the First Bancorp 2004 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of June 30, 2016, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 881,797 shares remaining available for grant.

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

As it relates to director equity grants, the Company grants common shares, valued at approximately $16,000 to each non-employee director (currently eight in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions. On June 1, 2016, the Company granted 6,584 shares of common stock to non-employee directors (823 shares per director), at a fair market value of $19.56 per share, which was the closing price of the Company’s common stock on that date. On June 1, 2015, the Company granted 8,176 shares of common stock to non-employee directors (1,022 shares per director), at a fair market value of $15.75 per share, which was the closing price of the Company’s common stock on that date.

Index

Based on the Company’s performance in 2013, the Company granted long-term 15,657 restricted shares of common stock to the chief executive officer on February 11, 2014 with a two-year vesting period. The total compensation expense associated with the grant was $278,200. The Company recorded $46,000 in compensation expense related to this grant during the six months ended June 30, 2015.

In 2014, the Company’s Compensation Committee determined that seven of the Company’s senior officers would receive their annual bonus earned under the Company’s annual incentive plan in a mix of 50% cash and 50% stock, with the stock being subject to a three year vesting term. Previously, awards under this plan were paid solely in cash. Accordingly, in February 2015 and February 2016, a total of 40,914 shares of restricted stock were granted related to performance in the preceding fiscal year. Total compensation expense associated with those grants was $742,000 and is being recognized over the vesting period. For the three and six months ended June 30, 2016, total compensation expense related to these grants was $55,000 and $111,000, respectively compared to $67,000 and $134,000 for the three and six months ended June 30, 2015, respectively.

In 2015 and 2016, the Compensation Committee also granted 56,002 shares of stock to various employees of the Company to promote retention. The total value associated with these grants amounted to $976,000, which is being recorded as expense over their three year vesting periods. For the three and six months ended June 30, 2016, total compensation expense related to these grants was $69,000 and $139,000, respectively compared to $101,000 and $182,000 for the three and six months ended June 30, 2015, respectively.

Based on the vesting schedules of the shares of restricted stock currently outstanding, the Company expects to record $255,000 in stock-based compensation expense over the remainder of 2016.

Under the terms of the predecessor plans and the First Bancorp 2014 Equity Plan, stock options can have a term of no longer than ten years. In a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

At June 30, 2016, there were 59,948 stock options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $21.80.

The following table presents information regarding the activity for the first six months of 2016 related to the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2016	117,408	$18.12

Granted	—	—
Exercised	(23,710)	15.84		$81,894
Forfeited	—	—
Expired	(33,750)	21.39

Outstanding at June 30, 2016	59,948	$17.18	1.9	$57,084

Exercisable at June 30, 2016	59,948	$17.18	1.9	$57,084

During the three and six months ended June 30, 2016, the Company received $248,000 and $375,000, respectively, as a result of stock option exercises and recorded insignificant tax benefits from the exercise of nonqualified options during the period. During the three and six months ended June 30, 2015, the Company received $32,000 as a result of stock option exercises.

Index

The following table presents information regarding the activity for the first six months of 2016 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2016	55,329	$17.31

Granted during the period	31,298	18.65
Vested during the period	(5,219)	17.77
Forfeited or expired during the period	—	—

Nonvested at June 30, 2016	81,408	$17.80

Note 5 – Earnings Per Common Share

Basic Earnings Per Common Share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, with nonvested restricted stock excluded from the calculation. Diluted Earnings Per Common Share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. The Company’s potentially dilutive common stock issuances relate to grants of stock options and nonvested restricted stock under the Company’s equity-based compensation plans and the Company’s Series C Preferred Stock, which is convertible into common stock on a one-for-one ratio.

In computing Diluted Earnings Per Common Share, adjustments are made to the computation of Basic Earnings Per Common shares, as follows. As it relates to stock options, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is included in the calculation of dilutive securities. As it relates to nonvested restricted stock, cash equal to the average amount of compensation cost attributable to future services and not yet recognized as expense is assumed to be used by the Company to buy back stock in the open market and are deducted from the total number of nonvested restricted stock that is included in the denominator of the calculation. As it relates to the Series C Preferred Stock, it is assumed that the preferred stock was converted to common stock during the reporting period. Dividends on the preferred stock are added back to net income and the shares assumed to be converted are included in the number of shares outstanding.

If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended June 30,
	2016			2015
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$7,580	19,921,413	$0.38	$6,032	19,778,640	$0.30

Effect of Dilutive Securities	59	772,231		58	730,315

Diluted EPS per common share	$7,639	20,693,644	$0.37	$6,090	20,508,955	$0.30

Index

	For the Six Months Ended June 30,
	2016			2015
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$14,359	19,852,580	$0.72	$12,803	19,750,316	$0.65

Effect of Dilutive Securities	117	774,432		117	731,150

Diluted EPS per common share	$14,476	20,627,012	$0.70	$12,920	20,481,466	$0.63

For both the three and six months ended June 30, 2016, there were 16,250 options that were antidilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities. For the three and six months ended June 30, 2015, there were 108,214 options and 52,500 options, respectively, that were antidilutive.

Note 6 – Securities

The book values and approximate fair values of investment securities at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016				December 31, 2015
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$16,000	15,992	2	(10)	19,000	18,972	1	(29)
Mortgage-backed securities	168,103	169,256	1,437	(284)	122,474	121,553	348	(1,269)
Corporate bonds	33,853	34,381	598	(70)	25,216	24,946	—	(270)
Equity securities	83	133	58	(8)	88	143	64	(9)
Total available for sale	$218,039	219,762	2,095	(372)	166,778	165,614	413	(1,577)

Securities held to maturity:
Mortgage-backed securities	$92,675	93,444	769	—	102,509	101,767	—	(742)
State and local governments	49,398	52,655	3,257	—	52,101	55,379	3,284	(6)
Total held to maturity	$142,073	146,099	4,026	—	154,610	157,146	3,284	(748)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations.

The following table presents information regarding securities with unrealized losses at June 30, 2016:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$9,992	7	2,997	3	12,989	10
Mortgage-backed securities	5,917	22	20,242	262	26,159	284
Corporate bonds	—	—	930	70	930	70
Equity securities	—	—	17	8	17	8
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$15,909	29	24,186	343	40,095	372

Index

The following table presents information regarding securities with unrealized losses at December 31, 2015:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$5,993	7	2,978	22	8,971	29
Mortgage-backed securities	150,853	1,148	27,460	863	178,313	2,011
Corporate bonds	24,006	210	940	60	24,946	270
Equity securities	—	—	17	9	17	9
State and local governments	840	6	—	—	840	6
Total temporarily impaired securities	$181,692	1,371	31,395	954	213,087	2,325

In the above tables, all of the non-equity securities that were in an unrealized loss position at June 30, 2016 and December 31, 2015 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

The Company has also concluded that each of the equity securities in an unrealized loss position at June 30, 2016 and December 31, 2015 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The book values and approximate fair values of investment securities at June 30, 2016, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	1,307	1,330
Due after one year but within five years	3,000	2,997	15,795	16,590
Due after five years but within ten years	41,853	42,366	31,127	33,552
Due after ten years	5,000	5,010	1,169	1,183
Mortgage-backed securities	168,103	169,256	92,675	93,444
Total debt securities	217,956	219,629	142,073	146,099

Equity securities	83	133	—	—
Total securities	$218,039	219,762	142,073	146,099

At June 30, 2016 and December 31, 2015 investment securities with carrying values of $141,155,000 and $141,379,000, respectively, were pledged as collateral for public deposits.

In the first half of 2016, the Company received proceeds from sales of securities of $8,000 and recorded $3,000 in gains from the sales. The Company recorded no gains or losses on securities during the first half of 2015.

The aggregate carrying amount of cost-method investments was $16,881,000 and $15,453,000 at June 30, 2016 and 2015, respectively, which is recorded within the line item “other assets” on the Company’s Consolidated Balance Sheets. These investments are comprised of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Richmond (“FRB”) stock. The FHLB stock had a cost and fair value of $9,825,000 and $8,421,000 at June 30, 2016 and 2015, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $7,056,000 and $7,032,000 at June 30, 2016 and 2015, respectively. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or the redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

Index

Note 7 – Loans and Asset Quality Information

Certain loans and foreclosed real estate that were acquired in FDIC-assisted transactions are covered by loss share agreements between the FDIC and the Company’s banking subsidiary, First Bank, which afford First Bank significant loss protection - see Note 2 to the financial statements included in the Company’s 2011 Annual Report on Form 10-K for detailed information regarding these transactions. Because of the loss protection provided by the FDIC, the risk of the loans and foreclosed real estate that are covered by loss share agreements are significantly different from those assets not covered under the loss share agreements. Accordingly, the Company presents separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

On July 1, 2014, the loss share provisions associated with non-single family assets associated with the 2009 failed bank acquisition of Cooperative Bank expired, and the associated assets were reclassified as non-covered. On April 1, 2016, the loss share provisions of another agreement expired, which related to the non-single family assets of The Bank of Asheville, a failed bank acquisition from January 2011. Accordingly, the remaining balances associated with those loans and foreclosed real estate were reclassified from the covered portfolio to the non-covered portfolio on April 1, 2016. The Company bears all future losses on this portfolio of loans and foreclosed real estate. Immediately prior to the transfer to non-covered status, the loans in this portfolio had a carrying value of $17.7 million and the foreclosed real estate in this portfolio had a carrying value of $1.2 million. Of the $17.7 million in loans that lost loss share protection, approximately $2.8 million were on nonaccrual status as of April 1, 2016. Additionally, approximately $0.3 million in allowance for loan losses associated with this portfolio of loans was transferred to the allowance for loan losses for non-covered loans on April 1, 2016.

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2016		December 31, 2015		June 30, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$244,862	9%	$202,671	8%	$179,909	7%
Real estate – construction, land development & other land loans	310,993	12%	308,969	12%	282,262	12%
Real estate – mortgage – residential (1-4 family) first mortgages	751,446	29%	768,559	31%	777,515	32%
Real estate – mortgage – home equity loans / lines of credit	238,794	9%	232,601	9%	220,534	9%
Real estate – mortgage – commercial and other	1,000,578	39%	957,587	38%	904,496	38%
Installment loans to individuals	50,387	2%	47,666	2%	47,244	2%
Subtotal	2,597,060	100%	2,518,053	100%	2,411,960	100%
Unamortized net deferred loan costs	1,074		873		819
Total loans	$2,598,134		$2,518,926		$2,412,779

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	June 30, 2016		December 31, 2015		June 30, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$244,862	10%	$201,798	8%	$178,756	8%
Real estate – construction, land development & other land loans	310,832	12%	305,228	13%	278,406	12%
Real estate – mortgage – residential (1-4 family) first mortgages	683,367	27%	692,902	29%	694,794	30%
Real estate – mortgage – home equity loans / lines of credit	228,906	9%	221,995	9%	208,778	9%
Real estate – mortgage – commercial and other	1,000,319	40%	945,823	39%	890,158	39%
Installment loans to individuals	50,387	2%	47,666	2%	47,244	2%
Subtotal	2,518,673	100%	2,415,412	100%	2,298,136	100%
Unamortized net deferred loan costs	1,074		873		819
Total non-covered loans	$2,519,747		$2,416,285		$2,298,955

Index

The carrying amount of the covered loans at June 30, 2016 consisted of impaired and nonimpaired purchased loans (as determined on the date of acquisition), as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	161	162	161	162
Real estate – mortgage – residential (1-4 family) first mortgages	—	33	68,079	78,940	68,079	78,973
Real estate – mortgage – home equity loans / lines of credit	6	14	9,882	11,140	9,888	11,154
Real estate – mortgage – commercial and other	—	—	259	294	259	294
Installment loans to individuals	—	—	—	—	—	—
Total	$6	47	78,381	90,536	78,387	90,583

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

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2014	$125,644
Principal repayments	(30,238)
Transfers to foreclosed real estate	(1,211)
Net loan (charge-offs) / recoveries	2,306
Accretion of loan discount	4,751
Carrying amount of nonimpaired covered loans at December 31, 2015	101,252
Principal repayments	(7,997)
Transfers to foreclosed real estate	(1,036)
Transfer to non-covered loans due to expiration of loss-share agreement	(17,530)
Net loan (charge-offs) / recoveries	1,784
Accretion of loan discount	1,908
Carrying amount of nonimpaired covered loans at June 30, 2016	$78,381

Index

As reflected in the table above, the Company accreted $1,908,000 of the loan discount on covered purchased nonimpaired loans into interest income during the first six months of 2016. As of June 30, 2016, there was remaining loan discount of $11,179,000 related to covered purchased accruing loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the covered lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to approximately 80% of the loan discount accretion, which reduces noninterest income. At June 30, 2016, the Company also had $581,000 of loan discount related to covered purchased nonaccruing loans. It is not expected that a significant amount of this discount will be accreted, as it represents estimated losses on these loans.

Also, the Company accreted $43,000 of loan discount on non-covered purchased nonimpaired loans into interest income during the first six months of 2016. As of June 30, 2016, there was a remaining loan discount of $208,000 related to non-covered purchased accruing loans, which will be accreted into interest income over the lives of the respective loans. At June 30, 2016, the Company also had $391,000 of loan discount related to non-covered purchased nonaccruing loans, which the Company does not expect will be accreted into income.

The following table presents information regarding all purchased impaired loans since December 31, 2014, the majority of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2014	$5,859	3,262	2,597
Change due to payments received	(634)	(102)	(532)
Transfer to foreclosed real estate	(431)	(336)	(95)
Other	(3)	(3)	—
Balance at December 31, 2015	$4,791	2,821	1,970
Change due to payments received	(3,392)	(2,253)	(1,139)
Change due to loan charge-off	(394)	(324)	(70)
Balance at June 30, 2016	$1,005	244	761

Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During the three months ended 2016, the Company received $1,062,000 in payments that exceeded the carrying amount of the related purchased impaired loans, of which $741,000 was recognized as discount accretion loan interest income and $321,000 was recorded as additional loan interest income. For the six month period ended June 30, 2016, the Company received $1,108,000 in payments that exceeded the carrying amount of the related purchased impaired loans, of which $780,000 was recognized as discount accretion loan interest income and $328,000 was recorded as additional loan interest income. No such excess payments were received in the first six months of 2015.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

Index

ASSET QUALITY DATA ($ in thousands)	June 30, 2016	December 31, 2015	June 30, 2015

Non-covered nonperforming assets
Nonaccrual loans	$33,781	$39,994	$44,123
Restructured loans - accruing	25,826	28,011	32,059
Accruing loans > 90 days past due	—	—	—
Total non-covered nonperforming loans	59,607	68,005	76,182
Foreclosed real estate	10,221	9,188	9,954
Total non-covered nonperforming assets	$69,828	$77,193	$86,136

Covered nonperforming assets
Nonaccrual loans (1)	$4,194	$7,816	$7,378
Restructured loans - accruing	3,445	3,478	3,910
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	7,639	11,294	11,288
Foreclosed real estate	385	806	1,945
Total covered nonperforming assets	$8,024	$12,100	$13,233

Total nonperforming assets	$77,852	$89,293	$99,369

(1) At June 30, 2016, December 31, 2015, and June 30, 2015, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $5.0 million, $12.3 million, and $12.7 million, respectively.

At June 30, 2016 and 2015, the Company had $1.8 million and $5.1 million in residential mortgage loans in process of foreclosure, respectively.

The following table presents the Company’s nonaccrual loans as of June 30, 2016.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural	$2,870	—	2,870
Real estate – construction, land development & other land loans	4,154	—	4,154
Real estate – mortgage – residential (1-4 family) first mortgages	17,315	3,841	21,156
Real estate – mortgage – home equity loans / lines of credit	2,406	353	2,759
Real estate – mortgage – commercial and other	6,821	—	6,821
Installment loans to individuals	215	—	215
Total	$33,781	4,194	37,975

The following table presents the Company’s nonaccrual loans as of December 31, 2015.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural	$2,964	—	2,964
Real estate – construction, land development & other land loans	4,652	52	4,704
Real estate – mortgage – residential (1-4 family) first mortgages	18,822	5,007	23,829
Real estate – mortgage – home equity loans / lines of credit	3,142	383	3,525
Real estate – mortgage – commercial and other	10,197	2,374	12,571
Installment loans to individuals	217	—	217
Total	$39,994	7,816	47,810

Index

The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2016.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans

Commercial, financial, and agricultural	$195	1,643	2,870	240,154	244,862
Real estate – construction, land development & other land loans	961	203	4,154	305,514	310,832
Real estate – mortgage – residential (1-4 family) first mortgages	2,574	763	17,315	662,715	683,367
Real estate – mortgage – home equity loans / lines of credit	765	221	2,406	225,514	228,906
Real estate – mortgage – commercial and other	1,998	373	6,821	991,127	1,000,319
Installment loans to individuals	368	253	215	49,551	50,387
Total non-covered	$6,861	3,456	33,781	2,474,575	2,518,673
Unamortized net deferred loan costs					1,074
Total non-covered loans					$2,519,747

Covered loans	$172	1,473	4,194	72,548	78,387

Total loans	$7,033	4,929	37,975	2,547,123	2,598,134

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at June 30, 2016.

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2015.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans

Commercial, financial, and agricultural	$999	127	2,964	197,708	201,798
Real estate – construction, land development & other land loans	1,512	429	4,652	298,635	305,228
Real estate – mortgage – residential (1-4 family) first mortgages	12,130	3,212	18,822	658,738	692,902
Real estate – mortgage – home equity loans / lines of credit	1,276	105	3,142	217,472	221,995
Real estate – mortgage – commercial and other	5,591	864	10,197	929,171	945,823
Installment loans to individuals	278	255	217	46,916	47,666
Total non-covered	$21,786	4,992	39,994	2,348,640	2,415,412
Unamortized net deferred loan costs					873
Total non-covered loans					$2,416,285

Covered loans	$3,313	402	7,816	91,110	102,641

Total loans	$25,099	5,394	47,810	2,439,750	2,518,926

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2015.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and six months ended June 30, 2016.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo- cated	Total

As of and for the three months ended June 30, 2016

Beginning balance	$4,679	3,345	7,374	2,267	5,940	1,202	442	25,249
Charge-offs	(57)	(137)	(740)	(285)	(396)	(238)	—	(1,853)
Recoveries	216	121	61	64	155	140	—	757
Transfer from covered category	56	62	51	12	126	—	—	307
Provisions	(612)	(492)	1,114	227	(254)	376	130	489
Ending balance	$4,282	2,899	7,860	2,285	5,571	1,480	572	24,949

As of and for the six months ended June 30, 2016

Beginning balance	$4,742	3,754	7,832	2,893	5,816	1,051	696	26,784
Charge-offs	(734)	(477)	(2,691)	(734)	(562)	(518)	—	(5,716)
Recoveries	302	211	295	119	285	253	—	1,465
Transfer from covered category	56	62	51	12	126	—	—	307
Provisions	(84)	(651)	2,373	(5)	(94)	694	(124)	2,109
Ending balance	$4,282	2,899	7,860	2,285	5,571	1,480	572	24,949

Ending balances as of June 30, 2016: Allowance for loan losses

Individually evaluated for impairment	$14	172	1,263	11	478	70	—	2,008

Collectively evaluated for impairment	$4,268	2,727	6,597	2,274	5,093	1,410	572	22,941

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of June 30, 2016:

Ending balance – total	$244,862	310,832	683,367	228,906	1,000,319	50,387	—	2,518,673
Unamortized net deferred loan costs								1,074
Total non-covered loans								$2,519,747

Ending balances as of June 30, 2016: Loans

Individually evaluated for impairment	$859	4,614	20,201	383	12,845	72	—	38,974

Collectively evaluated for impairment	$244,003	306,218	662,959	228,523	986,926	50,315	—	2,478,944

Loans acquired with deteriorated credit quality	$—	—	207	—	548	—	—	755

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2015.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo- cated	Total

As of and for the year ended December 31, 2015

Beginning balance	$6,769	8,158	10,136	4,753	6,466	1,916	147	38,345
Charge-offs	(2,908)	(3,034)	(4,904)	(1,054)	(2,804)	(2,411)	—	(17,115)
Recoveries	831	998	279	121	904	413	—	3,546
Provisions	50	(2,368)	2,321	(927)	1,250	1,133	549	2,008
Ending balance	$4,742	3,754	7,832	2,893	5,816	1,051	696	26,784

Ending balances as of December 31, 2015: Allowance for loan losses

Individually evaluated for impairment	$304	241	1,440	321	336	45	—	2,687

Collectively evaluated for impairment	$4,438	3,513	6,392	2,572	5,480	1,006	696	24,097

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2015:

Ending balance – total	$201,798	305,228	692,902	221,995	945,823	47,666	—	2,415,412
Unamortized net deferred loan costs								873
Total non-covered loans								$2,416,285

Ending balances as of December 31, 2015: Loans

Individually evaluated for impairment	$992	4,898	21,325	758	16,605	76	—	44,654

Collectively evaluated for impairment	$200,806	300,330	671,577	221,237	928,637	47,590	—	2,370,177

Loans acquired with deteriorated credit quality	$—	—	—	—	581	—	—	581

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and six months ended June 30, 2015.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo- cated	Total

As of and for the three months ended June 30, 2015

Beginning balance	$5,738	7,144	9,327	3,983	5,709	1,565	304	33,770
Charge-offs	(1,407)	(702)	(818)	(522)	(1,026)	(928)	—	(5,403)
Recoveries	256	52	146	37	193	103	—	787
Provisions	800	(1,067)	(573)	(115)	788	376	792	1,001
Ending balance	$5,387	5,427	8,082	3,383	5,664	1,116	1,096	30,155

As of and for the six months ended June 30, 2015

Beginning balance	$6,769	8,158	10,136	4,753	6,466	1,916	147	38,345
Charge-offs	(2,301)	(2,008)	(2,257)	(597)	(2,022)	(1,578)	—	(10,763)
Recoveries	343	318	159	58	395	195	—	1,468
Provisions	576	(1,041)	44	(831)	825	583	949	1,105
Ending balance	$5,387	5,427	8,082	3,383	5,664	1,116	1,096	30,155

Ending balances as of June 30, 2015: Allowance for loan losses

Individually evaluated for impairment	$88	393	1,458	75	560	46	—	2,620

Collectively evaluated for impairment	$5,299	5,034	6,624	3,308	5,104	1,070	1,096	27,535

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of June 30, 2015:

Ending balance – total	$178,756	278,406	694,794	208,778	890,158	47,244	—	2,298,136
Unamortized net deferred loan costs								819
Total non-covered loans								$2,298,955

Ending balances as of June 30, 2015: Loans

Individually evaluated for impairment	$686	5,377	19,847	527	20,454	79	—	46,970

Collectively evaluated for impairment	$178,070	273,029	674,947	208,251	869,090	47,165	—	2,250,552

Loans acquired with deteriorated credit quality	$—	—	—	—	614	—	—	614

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and six months ended June 30, 2016.

($ in thousands)	Covered Loans

As of and for the three months ended June 30, 2016
Beginning balance	$1,399
Charge-offs	(4)
Recoveries	756
Transferred to non-covered	(307)
Provisions (reversal) for loan losses	(770)
Ending balance	$1,074

As of and for the six months ended June 30, 2016
Beginning balance	$1,799
Charge-offs	(245)
Recoveries	1,959
Transferred to non-covered	(307)
Provisions (reversal) for loan losses	(2,132)
Ending balance	$1,074

Ending balances as of June 30, 2016: Allowance for loan losses

Individually evaluated for impairment	$443
Collectively evaluated for impairment	631
Loans acquired with deteriorated credit quality	—

Loans receivable as of June 30, 2016:

Ending balance – total	$78,387

Ending balances as of June 30, 2016: Loans

Individually evaluated for impairment	$5,500
Collectively evaluated for impairment	72,881
Loans acquired with deteriorated credit quality	6

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2015.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2015
Beginning balance	$2,281
Charge-offs	(1,316)
Recoveries	3,622
Provision (reversal) for loan losses	(2,788)
Ending balance	$1,799

Ending balances as of December 31, 2015: Allowance for loan losses

Individually evaluated for impairment	$554
Collectively evaluated for impairment	1,175
Loans acquired with deteriorated credit quality	70

Loans receivable as of December 31, 2015:

Ending balance – total	$102,641

Ending balances as of December 31, 2015: Loans

Individually evaluated for impairment	$7,055
Collectively evaluated for impairment	94,197
Loans acquired with deteriorated credit quality	1,389

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and six months ended June 30, 2015.

($ in thousands)	Covered Loans

As of and for the three months ended June 30, 2015
Beginning balance	$2,226
Charge-offs	(676)
Recoveries	545
Provisions (reversal) for loan losses	(160)
Ending balance	$1,935

As of and for the six months ended June 30, 2015
Beginning balance	$2,281
Charge-offs	(1,116)
Recoveries	1,198
Provisions (reversal) for loan losses	(428)
Ending balance	$1,935

Ending balances as of June 30, 2015: Allowance for loan losses

Individually evaluated for impairment	$455
Collectively evaluated for impairment	1,434
Loans acquired with deteriorated credit quality	46

Loans receivable as of June 30, 2015:

Ending balance – total	$113,824

Ending balances as of June 30, 2015: Loans

Individually evaluated for impairment	$6,763
Collectively evaluated for impairment	105,290
Loans acquired with deteriorated credit quality	1,771

Index

The following table presents loans individually evaluated for impairment as of June 30, 2016.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:

Commercial, financial, and agricultural	$766	845	—	604

Real estate – mortgage – construction, land development & other land loans	3,764	7,420	—	3,863

Real estate – mortgage – residential (1-4 family) first mortgages	9,137	10,634	—	8,690

Real estate – mortgage –home equity loans / lines of credit	145	203	—	139

Real estate – mortgage –commercial and other	8,536	9,717	—	9,669

Installment loans to individuals	2	3	—	2
Total non-covered impaired loans with no allowance	$22,350	28,822	—	22,967

Total covered impaired loans with no allowance	$3,000	3,361	—	3,991

Total impaired loans with no allowance recorded	$25,350	32,183	—	26,958

Non-covered loans with an allowance recorded:

Commercial, financial, and agricultural	$93	111	14	286

Real estate – mortgage – construction, land development & other land loans	850	873	172	886

Real estate – mortgage – residential (1-4 family) first mortgages	11,271	11,447	1,263	12,196

Real estate – mortgage –home equity loans / lines of credit	238	238	11	420

Real estate – mortgage –commercial and other	4,857	5,036	478	5,490

Installment loans to individuals	70	80	70	82
Total non-covered impaired loans with allowance	$17,379	17,785	2,008	19,360

Total covered impaired loans with allowance	$2,506	2,665	443	2,750

Total impaired loans with an allowance recorded	$19,885	20,450	2,451	22,110

Interest income recorded on non-covered and covered impaired loans during the six months ended June 30, 2016 was insignificant.

Index

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:

Commercial, financial, and agricultural	$360	422	—	194

Real estate – mortgage – construction, land development & other land loans	3,944	7,421	—	4,636

Real estate – mortgage – residential (1-4 family) first mortgages	8,713	9,803	—	7,309

Real estate – mortgage –home equity loans / lines of credit	114	161	—	425

Real estate – mortgage –commercial and other	11,565	13,144	—	16,590

Installment loans to individuals	3	4	—	5
Total non-covered impaired loans with no allowance	$24,699	30,955	—	29,159

Total covered impaired loans with no allowance	$5,231	8,529	—	5,607

Total impaired loans with no allowance recorded	$29,930	39,484	—	34,766

Non-covered loans with an allowance recorded:

Commercial, financial, and agricultural	$632	662	304	607

Real estate – mortgage – construction, land development & other land loans	954	976	241	1,585

Real estate – mortgage – residential (1-4 family) first mortgages	12,612	12,768	1,440	12,931

Real estate – mortgage –home equity loans / lines of credit	644	645	321	430

Real estate – mortgage –commercial and other	5,621	5,806	336	4,353

Installment loans to individuals	73	80	45	75
Total non-covered impaired loans with allowance	$20,536	20,937	2,687	19,981

Total covered impaired loans with allowance	$3,213	3,476	624	3,742

Total impaired loans with an allowance recorded	$23,749	24,413	3,311	23,723

Interest income recorded on non-covered and covered impaired loans during the year ended December 31, 2015 was insignificant.

Index

The Company tracks credit quality based on its internal risk ratings. Upon origination a loan is assigned an initial risk grade, which is generally based on several factors such as the borrower’s credit score, the loan-to-value ratio, the debt-to-income ratio, etc. Loans that are risk-graded as substandard during the origination process are declined. After loans are initially graded, they are monitored regularly for credit quality based on many factors, such as payment history, the borrower’s financial status, and changes in collateral value. Loans can be downgraded or upgraded depending on management’s evaluation of these factors. Internal risk-grading policies are consistent throughout each loan type.

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
5	Existing loans that meet the guidelines for a Risk Graded 6 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances.
P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

In the second quarter of 2016, the Company made nonsubstantive changes to the numerical scale of risk grades. Previously, the description for grade 5 noted above was assigned a grade of 9. As a result of the change, most grade 9 loans were assigned a grade of 5 and the numerical grade assignments for the previous grades of 5 and below were moved one row lower in the descriptions. In the tables below, prior periods have been adjusted to be consistent with the presentation for June 30, 2016.

Also during the second quarter of 2016, the Company introduced a pass/fail grade system for smaller balance consumer loans (balances less than $500,000), primarily residential home loans and installment consumer loans. Accordingly, all such consumer loans are no longer graded on a scale of 1-9, but instead are assigned a rating of “pass” or “fail”, with “fail” loans being considered as classified loans. Substantially all of the $25.4 million of non-covered consumer loans and $4.3 million of covered consumer loans that had previously been assigned a grade of “special mention” were assigned a rating of “pass”, which impacts the comparability of the June 30, 2016 table below to prior periods.

The changes noted above had no significant impact on the Company’s allowance for loan loss calculation.

The June 30, 2016 table below also reflects the impact of the previously discussed reclassification of approximately $17.7 million of loans from the covered category to the non-covered category upon the expiration of the loss-share provisions with the FDIC. Approximately $3.8 million of these loans had “classified” grades.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of June 30, 2016.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural	$235,000	2,855	4,137	2,870	244,862
Real estate – construction, land development & other land loans	288,017	9,781	8,880	4,154	310,832
Real estate – mortgage – residential (1-4 family) first mortgages	620,516	17,020	28,516	17,315	683,367
Real estate – mortgage – home equity loans / lines of credit	220,230	1,373	4,897	2,406	228,906
Real estate – mortgage – commercial and other	948,844	29,744	14,910	6,821	1,000,319
Installment loans to individuals	49,583	352	237	215	50,387
Total	$2,362,190	61,125	61,577	33,781	2,518,673
Unamortized net deferred loan costs					1,074
Total non-covered loans					$2,519,747

Total covered loans	$58,153	1,745	14,295	4,194	$78,387

Total loans	$2,420,343	62,870	75,872	37,975	$2,598,134

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2015.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural	$191,905	3,453	3,476	2,964	201,798
Real estate – construction, land development & other land loans	277,300	13,296	9,980	4,652	305,228
Real estate – mortgage – residential (1-4 family) first mortgages	609,880	34,407	29,793	18,822	692,902
Real estate – mortgage – home equity loans / lines of credit	207,335	7,045	4,473	3,142	221,995
Real estate – mortgage – commercial and other	889,871	32,022	13,733	10,197	945,823
Installment loans to individuals	46,209	776	464	217	47,666
Total	$2,222,500	90,999	61,919	39,994	2,415,412
Unamortized net deferred loan costs					873
Total non-covered loans					$2,416,285

Total covered loans	$71,398	7,423	16,004	7,816	$102,641

Total loans	$2,293,898	98,422	77,923	47,810	$2,518,926

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

Index

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

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended June 30, 2016 and 2015.

($ in thousands)	For the three months ended June 30, 2016			For the three months ended June 30, 2015
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	1	8	8
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	1	152	152
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—

Non-covered TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total non-covered TDRs arising during period	—	—	—	2	160	160

Total covered TDRs arising during period– Accruing	—	$—	$—	—	$—	$—
Total covered TDRs arising during period – Nonaccrual	—	—	—	—	—	—
Total TDRs arising during period	—	$—	$—	2	$160	$160

Index

The following table presents information related to loans modified in a troubled debt restructuring during the six months ended June 30, 2016 and 2015.

($ in thousands)	For the six months ended June 30, 2016			For the six months ended June 30, 2015
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
Non-covered TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	1	$8	$8
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	2	265	265
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	1	51	51
Installment loans to individuals	—	—	—	—	—	—

Non-covered TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	1	1	1
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	3	304	304
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total non-covered TDRs arising during period	—	—	—	8	629	629

Total covered TDRs arising during period– Accruing	—	$—	$—	2	$139	$139
Total covered TDRs arising during period – Nonaccrual	—	—	—	—	—	—
Total TDRs arising during period	—	$—	$—	10	$768	$768

Index

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended June 30, 2016 and 2015 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended June 30, 2016		For the three months ended June 30, 2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Non-covered accruing TDRs that subsequently defaulted
Commercial, financial, and agricultural	—	$—	1	$7

Total non-covered TDRs that subsequently defaulted	—	$—	1	$7

Total accruing covered TDRs that subsequently defaulted	—	$—	—	$—

Total accruing TDRs that subsequently defaulted	—	$—	1	$7

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the six months ended June 30, 2016 and 2015 are presented in the table below.

($ in thousands)	For the six months ended June 30, 2016		For the six months ended June 30, 2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Non-covered accruing TDRs that subsequently defaulted
Commercial, financial, and agricultural	—	$—	1	$7
Real estate – mortgage – residential (1–4 family first mortgages)	—		1	34
Real estate – mortgage – commercial and other	1	21	—	—

Total non-covered TDRs that subsequently defaulted	1	$21	2	$41

Total accruing covered TDRs that subsequently defaulted	1	$44	—	$—

Total accruing TDRs that subsequently defaulted	2	$65	2	$41

Index

Note 8 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $1,074,000, $873,000, and $819,000 at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

Note 9 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 42 of the Company’s 2015 Annual Report on Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Receivable (payable) related to loss claims incurred (recoveries), not yet received (paid), net	$(1,542)	(633)	265
Receivable related to estimated future claims on loans	6,383	8,675	11,003
Receivable related to estimated future claims on foreclosed real estate	316	397	714
FDIC indemnification asset	$5,157	8,439	11,982

The following presents a rollforward of the FDIC indemnification asset since December 31, 2015.

($ in thousands)
Balance at December 31, 2015	$8,439
Decrease related to favorable changes in loss estimates	(2,246)
Increase related to reimbursable expenses	205
Cash paid (received)	738
Amortization associated with accretion of loan discount	(2,005)
Other	26
Balance at June 30, 2016	$5,157

Note 10 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2016, December 31, 2015, and June 30, 2015 and the carrying amount of unamortized intangible assets as of those same dates. In connection with the January 1, 2016 acquisition of Bankingport, Inc., an insurance agency located in Sanford, North Carolina, the Company recorded $1,693,000 in goodwill, $591,000 in a customer list intangible, and $92,000 in other amortizable intangible assets. In connection with the May 4, 2016 acquisition of SBA Complete, Inc., a SBA loan consulting firm, the Company recorded $6,013,000 in goodwill, $1,100,000 in a customer list intangible, and $940,000 in other amortizable intangible assets.

	June 30, 2016		December 31, 2015		June 30, 2015
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$2,369	624	678	550	678	528
Core deposit premiums	8,560	7,660	8,560	7,352	8,560	7,013
Other	1,032	65	—	—	—	—
Total	$11,961	8,349	9,238	7,902	9,238	7,541

Unamortizable intangible assets:
Goodwill	$73,541		65,835		65,835

Amortization expense totaled $261,000 and $180,000 for the three months ended June 30, 2016 and 2015, respectively. Amortization expense totaled $447,000 and $360,000 for the six months ended June 30, 2016 and 2015, respectively.

Index

The following table presents the estimated amortization expense for the last half of calendar year 2016 and for each of the four calendar years ending December 31, 2020 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
July 1 to December 31, 2016	$587
2017	934
2018	624
2019	471
2020	301
Thereafter	695
Total	$3,612

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

The Company recorded pension income totaling $162,000 and $288,000 for the three months ended June 30, 2016 and 2015, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Three Months Ended June 30,
	2016	2015	2016	2015	2016 Total	2015 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost	$—	—	27	46	27	46
Interest cost	376	341	59	51	435	392
Expected return on plan assets	(675)	(710)	—	—	(675)	(710)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	60	—	(9)	(16)	51	(16)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension (income)/cost	$(239)	(369)	77	81	(162)	(288)

The Company recorded pension income totaling $325,000 and $555,000 for the six months ended June 30, 2016 and 2015, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Six Months Ended June 30,
	2016	2015	2016	2015	2016 Total	2015 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	—	53	125	53	125
Interest cost	752	682	118	103	870	785
Expected return on plan assets	(1,350)	(1,418)	—	—	(1,350)	(1,418)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	120	—	(18)	(47)	102	(47)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost (income)	$(478)	(736)	153	181	(325)	(555)

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

Index

Note 12 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income for the Company are as follows:

($ in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Unrealized gain (loss) on securities available for sale	$1,722	(1,163)	(1,433)
Deferred tax asset (liability)	(671)	454	560
Net unrealized gain (loss) on securities available for sale	1,051	(709)	(873)

Additional pension asset (liability)	(4,555)	(4,657)	(304)
Deferred tax asset (liability)	1,776	1,816	118
Net additional pension asset (liability)	(2,779)	(2,841)	(186)

Total accumulated other comprehensive income (loss)	$(1,728)	(3,550)	(1,059)

The following table discloses the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2016 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2016	$(709)	(2,841)	(3,550)
Other comprehensive income (loss) before reclassifications	1,762	—	1,762
Amounts reclassified from accumulated other comprehensive income	(2)	62	60
Net current-period other comprehensive income (loss)	1,760	62	1,822

Ending balance at June 30, 2016	$1,051	(2,779)	(1,728)

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2016.

($ in thousands)
Description of Financial Instruments	Fair Value at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$15,992	—	15,992	—
Mortgage-backed securities	169,256	—	169,256	—
Corporate bonds	34,381	—	34,381	—
Equity securities	133	—	133	—
Total available for sale securities	$219,762	—	219,762	—

Nonrecurring
Impaired loans – covered	$2,063	—	—	2,063
Impaired loans – non-covered	15,920	—	—	15,920
Foreclosed real estate – covered	385	—	—	385
Foreclosed real estate – non-covered	10,221	—	—	10,221

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at June 30, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans – covered	$2,063	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Impaired loans – non-covered	15,920	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate – covered	385	Appraised value; List or contract price	Discounts to reflect current market conditions and estimated costs to sell	0-10%
Foreclosed real estate – non-covered	10,221	Appraised value; List or contract price	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-10%

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

Index

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three or six months ended June 30, 2016 or 2015.

For the six months ended June 30, 2016 and 2015, the increase (decrease) in the fair value of securities available for sale was $2,888,000 and ($743,000), respectively, which is included in other comprehensive income (net of tax expense (benefit) of $1,126,000 and ($291,000), respectively). Fair value measurement methods at June 30, 2016 and 2015 are consistent with those used in prior reporting periods.

The carrying amounts and estimated fair values of financial instruments at June 30, 2016 and December 31, 2015 are as follows:

		June 30, 2016		December 31, 2015
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$58,956	58,956	53,285	53,285
Due from banks, interest-bearing	Level 1	189,404	189,404	213,426	213,426
Federal funds sold	Level 1	143	143	557	557
Securities available for sale	Level 2	219,762	219,762	165,614	165,614
Securities held to maturity	Level 2	142,073	146,099	154,610	157,146
Presold mortgages in process of settlement	Level 1	4,104	4,104	4,323	4,323
Total loans, net of allowance	Level 3	2,572,111	2,548,380	2,490,343	2,484,059
Accrued interest receivable	Level 1	9,152	9,152	9,166	9,166
FDIC indemnification asset	Level 3	5,157	5,109	8,439	8,256
Bank-owned life insurance	Level 1	73,098	73,098	72,086	72,086

Deposits	Level 2	2,872,020	2,871,399	2,811,285	2,809,828
Borrowings	Level 2	206,394	198,531	186,394	178,468
Accrued interest payable	Level 2	586	586	585	585

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

Index

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

Index

For the three and six months ended June 30, 2015, the Company accrued approximately $153,000 and $312,000, respectively, in preferred dividend payments for the Series B Preferred Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

Stock Issuance

On December 21, 2012, the Company issued 2,656,294 shares of its common stock and 728,706 shares of the Company’s Series C Preferred Stock to certain accredited investors, each at the price of $10.00 per share, pursuant to a private placement transaction. Net proceeds from this sale of common and preferred stock were $33.8 million and were used to strengthen the Company’s balance sheet in anticipation of a planned disposition of certain classified loans and write-down of foreclosed real estate.

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

The Series C Preferred Stock pays a dividend per share equal to that of the Company’s common stock. During each of the second quarters of 2016 and 2015, the Company accrued approximately $58,000 in preferred dividend payments for the Series C Preferred Stock. During each of the first six months of 2016 and 2015, the Company accrued approximately $117,000 in preferred dividend payments for the Series C Preferred Stock.

Note 15 – Acquisitions

The Company completed the following acquisitions in 2016.

(1)	On January 1, 2016, the Company completed the acquisition of Bankingport, Inc. (“Bankingport”). The results of Bankingport are included in First Bancorp’s results for the three and six months ended June 30, 2016 beginning on the January 1, 2016 acquisition date.

Bankingport was an insurance agency based in Sanford, North Carolina. This acquisition represented an opportunity to expand the insurance agency operations into a contiguous and significant banking market for the Company. Also, this acquisition provided the Company with a larger platform for leveraging insurance services throughout the Company’s bank branch network. The deal value was $2.2 million and the transaction was completed on January 1, 2016 with the Company paying $700,000 in cash and issuing 79,012 shares of its common stock, which had a value of approximately $1.5 million. In connection with the acquisition, the Company also paid $1.1 million to purchase the office space previously leased by Bankingport.

This acquisition has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Bankingport were recorded based on estimates of fair values as of January 1, 2016. In connection with this transaction, the Company recorded $1.7 million in goodwill, which is non-deductible for tax purposes, and $0.7 million in other amortizable intangible assets.

(2)	On May 5, 2016, the Company completed the acquisition of SBA Complete, Inc. (“SBA Complete”). The results of SBA Complete are included in First Bancorp’s results for the three and six months ended June 30, 2016 beginning on the May 5, 2016 acquisition date. SBA Complete is a consulting firm that specializes in consulting with financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. The deal value was $8.9 million and the transaction was completed on May 5, 2016 with the Company paying $1.5 million in cash and issuing 199,829 shares of its common stock, which had a value of approximately $4.0 million. Per the terms of the agreement, the Company also recorded an earn-out liability valued at $3.4 million, which will be paid in shares of Company stock in annual distributions over a three year period if pre-determined goals are met for those three years.

This acquisition has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of SBA Complete were recorded based on estimates of fair values as of May 5, 2016. In connection with this transaction, the Company recorded $6.0 million in goodwill, which is non-deductible for tax purposes, and $2.0 million in other amortizable intangible assets.

Index

Note 16 – Pending Acquisition

On June 21, 2016, the Company announced that it had reached an agreement to acquire Carolina Bank Holdings, Inc., headquartered in Greensboro, North Carolina, with a total deal value of $97.3 million. The merger consideration is a combination of both cash and stock, with each share of Carolina Bank Holdings stock being exchanged for either $20.00 in cash or 1.002 shares of First Bancorp stock, subject to the total consideration being 75% stock / 25% cash. Carolina Bank operates eight branches located in Greensboro, High Point, Burlington, and Winston-Salem, North Carolina and also operates three mortgage offices in North Carolina. The acquisition is a natural extension of the Company’s recent expansion into these high-growth areas. As of June 30, 2016, Carolina Bank Holdings had $706 million in total assets, $534 million in gross loans, and $599 million in total deposits. Subject to regulatory approval and the satisfaction of customary closing conditions, the transaction is expected to close in the fourth quarter of 2016 or the first quarter of 2017.

Note 17 – Subsequent Event

On July 15, 2016, the Company completed the branch exchange with First Community Bank, headquartered in Bluefield, Virginia. The Bank exchanged its entire branch network in Virginia, which was comprised of seven branches in the southwestern area of Virginia, for six of First Community Bank’s branches located in North Carolina. The Bank acquired a total of six branches, with four of the branches being in Winston-Salem, one branch in Mooresville and the other branch in Huntersville. In the exchange, the Bank acquired approximately $154 million in loans and $111 million in deposits, while transferring approximately $152 million in loans and $134 million in deposits to First Community Bank.

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

Index

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

The following table presents additional information regarding our covered loans, loan discounts, allowances for loan losses and the corresponding FDIC indemnification asset:

($ in thousands)
At June 30, 2016	Cooperative Single Family Loss Share Loans	Bank of Asheville Single Family Loss Share Loans	Total
Expiration of loss share agreement	6/30/2019	3/31/2021

Nonaccrual covered loans
Unpaid principal balance	$4,801	162	4,963
Carrying value prior to loan discount*	4,619	156	4,775
Loan discount	532	49	581
Net carrying value	4,087	107	4,194
Allowance for loan losses	81	3	84
Indemnification asset recorded	314	23	337

All other covered loans
Unpaid principal balance	79,645	5,975	85,620
Carrying value prior to loan discount*	79,476	5,896	85,372
Loan discount	10,291	888	11,179
Net carrying value	69,185	5,008	74,193
Allowance for loan losses	942	48	990
Indemnification asset recorded	5,420	632	6,052

All covered loans
Unpaid principal balance	84,446	6,137	90,583
Carrying value prior to loan discount*	84,095	6,052	90,147
Loan discount	10,823	937	11,760
Net carrying value	73,272	5,115	78,387
Allowance for loan losses	1,023	51	1,074
Indemnification asset recorded	5,734	655	6,389	**

Foreclosed Properties
Net carrying value	385	—	385
Indemnification asset recorded	316	—	316

For the Six Months Ended June 30, 2016
Loan discount accretion recognized	1,278	545	1,823
Loan discount accretion recognized on Bank of Asheville non-single family loans ***			908
Total loan discount accretion			2,731
Indemnification asset expense associated with the loan discount accretion recognized	1,453	376	1,829
Indemnification asset expense associated with the loan discount accretion recognized on Bank of Asheville non-single family loans			176
Total indemnification asset expense associated with loan discount accretion			2,005

*	Reflects partial charge-offs and payments received while loan was on nonaccrual status
**	A present value adjustment of $6 reduces the carrying value of this asset to $6,383
***	The remaining loan discount associated with Bank of Asheville non-single family loans as of June 30, 2016 was $599

Index

The loss share provisions of the loss share agreement related to Bank of Asheville’s non-single family assets expired on March 31, 2016. Accordingly, on April 1, 2016, the remaining balances associated with the Bank of Asheville non-single family loans and foreclosed properties were transferred from the covered portfolio to the non-covered portfolio. We bear all future losses on that portfolio of loans and foreclosed properties, however we do not believe that future losses on these assets will be material. 80% of recoveries associated with prior charge-offs will continue to be shared with the FDIC until March 31, 2019. Immediately prior to the transfer, these loans and foreclosed properties were classified as covered and the portfolio of loans had a carrying value of $17.7 million and the portfolio of foreclosed properties had a carrying value of $1.2 million. Of the $17.7 million in loans that lost loss share protection, approximately $2.8 million of these loans were on nonaccrual status as of April 1, 2016. Additionally, approximately $0.3 million in allowance for loan losses that related to this portfolio of loans were transferred to the allowance for loan losses for non-covered loans on April 1, 2016.

There is a remaining loan discount of $0.6 million related to the Bank of Asheville non-single family loss share loans that will continue to be accreted over the lives of the loans. Additionally, loan discount accretion and indemnification asset expense will continue to be recorded on the other two portfolios that continue to be covered by loss share agreements. We are currently pursuing the possibility of early-terminating all loss share agreements with the FDIC if we can do so on terms that are in the best interest of the Company.

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the second quarter of 2016 amounted to $7.6 million, or $0.37 per diluted common share, an increase of 25.7% compared to the $6.0 million, or $0.30 per diluted common share, recorded in the second quarter of 2015.

For the six months ended June 30, 2016, we recorded net income available to common shareholders of $14.4 million, or $0.70 per diluted common share, an increase of 12.2% compared to the $12.8 million, or $0.63 per common share, for the six months ended June 30, 2015. The higher earnings were primarily related to increased interest income resulting from loan growth and lower provisions for loan losses.

Net Interest Income and Net Interest Margin

Net interest income for the second quarter of 2016 amounted to $31.5 million, a 6.5% increase from the $29.6 million recorded in the second quarter of 2015. Net interest income for the first six months of 2016 amounted to $61.7 million, a 4.1% increase from the $59.3 million recorded in the comparable period of 2015. The increases were primarily due to growth in the Company’s loans outstanding and higher yields realized on investment securities.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) in the second quarter of 2016 was 4.21% compared to 4.15% for the second quarter of 2015. The higher margin was primarily due to higher amounts of discount accretion on loans purchased in failed-bank acquisitions – see additional discussion below. Additionally, in the second quarter of 2016, we realized $332,000 in previously foregone interest related to the payoff of two loans that had been on nonaccrual basis. For the six month period ended June 30, 2016, our net interest margin was 4.14% compared to 4.17% for the same period in 2015. The lower margin was primarily due to lower loan yields, which have been impacted by the continued low interest rate environment. Loan discount accretion amounted to $1.7 million in the second quarter of 2016, compared to $1.1 million in the second quarter of 2015. For both the first six months of 2016 and 2015, loan discount accretion amounted to $2.7 million.

Index

Provision for Loan Losses and Asset Quality

We recorded a total negative provision for loan losses (reduction of the allowance for loan losses) of $0.3 million in the second quarter of 2016 compared to a total provision for loan losses of $0.8 million in the second quarter of 2015. For the six months ended June 30, 2016, we recorded a total negative provision for loan losses of $23,000 compared to a total provision for loan losses of $0.7 million in the same period of 2015. As discussed below, we record provisions for loan losses related to both non-covered and covered loan portfolios – see explanation of the terms “non-covered” and “covered” in the section below entitled “Note Regarding Components of Earnings.”

The provision for loan losses on non-covered loans amounted to $0.5 million in the second quarter of 2016 compared to $1.0 million in the second quarter of 2015. The lower provision in 2016 primarily resulted from improved asset quality, including lower net loan charge-offs and a decline in nonperforming assets. For the first six months of 2016, the provision for loan losses on non-covered loans amounted to $2.1 million compared to $1.1 million for the same period of 2015. In 2015, a prolonged period of stable and improving loan quality trends resulted in a minimal amount of provision for loan losses that was needed to adjust the allowance for loan losses to the appropriate amount.

We recorded a negative provision for loan losses on covered loans (reduction of allowance for loan losses) of $0.8 million in the second quarter of 2016 compared to a $0.2 million negative provision for loan losses in the second quarter of 2015. For the six months ended June 30, 2016, we recorded a negative provision for loan losses on covered loans of $2.1 million compared to a $0.4 million negative provision for loan losses in the comparable period of 2015. The increase in the negative provisions in 2016 resulted primarily from higher net loan recoveries (recoveries, net of charge-offs) realized during the period.

Total non-covered nonperforming assets amounted to $69.8 million at June 30, 2016 (2.06% of total non-covered assets), which includes the impact of the April 1, 2016 transfer of $4.0 million in nonperforming assets from covered status to non-covered status upon the scheduled expiration of a loss share agreement with the FDIC associated with those assets. Total non-covered nonperforming assets amounted to $77.2 million at December 31, 2015 (2.37% of total non-covered assets), and $86.1 million at June 30, 2015 (2.78% of total non-covered assets). The decline in non-covered nonperforming assets is primarily due to on-going resolution of nonperforming assets and improving credit quality.

Total covered nonperforming assets also declined over the past year, amounting to $8.0 million at June 30, 2016, $12.1 million at December 31, 2015, and $13.2 million at June 30, 2015. Over the past twelve months, we have resolved a significant amount of covered loans and has experienced strong property sales along the North Carolina coast, which is where most of our covered assets are located. Also, as discussed in the preceding paragraph, on April 1, 2016, we transferred $4.0 million in nonperforming assets from covered status to non-covered status upon the expiration of a loss share agreement.

Noninterest Income

Total noninterest income was $5.9 million and $5.0 million for the three months ended June 30, 2016 and June 30, 2015, respectively. For the six months ended June 30, 3016, noninterest income amounted to $10.9 million compared to $9.5 million for the six months ended June 30, 2015.

Core noninterest income for the second quarter of 2016 was $8.2 million, an increase of 10.1% from the $7.4 million reported for the second quarter of 2015. For the first six months of 2016, core noninterest income amounted to $15.5 million, a 6.2% increase from the $14.6 million recorded in the comparable period of 2015. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, v) SBA consulting fees, and vi) bank-owned life insurance income. The primary reason for the increase in core noninterest income was the addition of SBA consulting fees during the second quarter of 2016. On May 5, 2016, we completed the acquisition of a firm that specializes in consulting with financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. We recorded $0.7 million in SBA consulting fees from the date of the acquisition through June 30, 2016.

In 2016, we have also experienced an increase in commissions from financial product sales, which includes property and casualty insurance commissions. Property and casualty insurance commissions have increased due to the Company’s January 1, 2016 acquisition of Bankingport, Inc., an insurance agency located in Sanford, North Carolina.

Index

Fees from presold mortgages declined to $0.4 million for the second quarter of 2016 from $0.7 million in the second quarter of 2015. For the first half of 2016, fees from presold mortgages declined to $0.8 million from the $1.5 million recorded in the comparable period of 2015. These declines were due to fewer mortgage loan originations.

Noncore components of noninterest income resulted in a net decrease to income of $2.3 million in the second quarter of 2016 compared to a net decrease to income of $2.4 million in the second quarter of 2015. For the six months ended June 30, 2016 and 2015, we recorded net decreases to income of $4.6 million and $5.1 million, respectively, related to noncore components of noninterest income.

Noninterest Expenses

Noninterest expenses amounted to $26.1 million in the second quarter of 2016 compared to $24.3 million recorded in the second quarter of 2015. Noninterest expenses for the six months ended June 30, 2016 amounted to $50.9 million compared to $48.0 million recorded in the first half of 2015.

Salaries expense increased to $12.6 million in the second quarter of 2016 from the $11.6 million recorded in the second quarter of 2015. Salaries expense for the first half of 2016 amounted to $24.0 million compared to $23.1 million in 2015. The primary reason for increases in salaries expense is due to the aforementioned 2016 acquisitions of an insurance agency and an SBA consulting firm.

Employee benefits expense was $2.6 million in the second quarter of 2016 compared to $2.3 million in the second quarter of 2015. For the first six months of 2016, employee benefits expense amounted to $5.3 million compared to $4.5 million for the same period of 2015. The increases were primarily the result of a $0.1 million and a $0.5 million increase in employee health insurance expense during the three and six months ended June 30, 2016. We are self-insured for health care expense and have experienced unfavorable claim levels in 2016. Another factor impacting the increases is the acquisitions discussed above.

Merger and acquisition expenses amounted to $0.5 million and $0.7 million for the three and six months ended June 30, 2016, respectively, compared to none in the comparable periods in 2015.

Balance Sheet and Capital

Total assets at June 30, 2016 amounted to $3.5 billion, a 7.9% increase from a year earlier. Total loans at June 30, 2016 amounted to $2.6 billion, a 7.7% increase from a year earlier, and total deposits amounted to $2.9 billion at June 30, 2016, an 8.3% increase from a year earlier.

Non-covered loans increased to $2.52 billion at June 30, 2016, reflecting growth of $220.8 million, or 9.6% from June 30, 2015, as a result of ongoing internal initiatives to drive loan growth. Included in this increase is the reclassification of $17.7 million in loans from covered status to non-covered status in connection with the April 1, 2016 expiration of a loss share agreement. Loans covered by FDIC loss share agreements declined 31.1% over the past year and are expected to continue to decline as those loans continue to pay down.

The increase in total deposits at June 30, 2016 compared to June 30, 2015 was primarily due to increases in checking, money market and savings accounts, which increased in total by $251.8 million, or 13.0%, over the past year. Those increases were partially offset by net decreases in time deposits, which declined a total of $33.2 million, or 4.6%, over the past year. Time deposits are generally one of our most expensive funding sources, and thus the shift from this category benefitted our overall cost of funds.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at June 30, 2016 of 14.10% compared to the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 8.18% at June 30, 2016, a decrease of six basis points from a year earlier.

Expiration of Loss-Share Agreement with the FDIC

Our loss-sharing agreement with the FDIC related to non-single family loans and foreclosed properties that were assumed in the failed bank acquisition of Bank of Asheville in 2011 expired on April 1, 2016. We bear all future losses on these assets, however, at present, management does not expect such losses will be materially in excess of related loan loss allowances. 80% of recoveries associated with prior charge-offs will continue to be shared with the FDIC until March 31, 2019.The following presents information related to these assets as of April 1, 2016, which were transferred to the “non-covered” categories on that date.

Index

As of April 1, 2016
Loans outstanding:	$17.7 million
Nonaccrual loans:	$2.8 million
Troubled debt restructurings - accruing:	None
Allowance for loan losses:	$0.3 million
Foreclosed properties:	$1.2 million

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

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended June 30, 2016 amounted to $31.5 million, an increase of $1.9 million, or 6.5%, from the $29.6 million recorded in the second quarter of 2015. Net interest income on a tax-equivalent basis for the three month period ended June 30, 2016 amounted to $32.1 million, an increase of $2.0 million, or 6.8%, from the $30.0 million recorded in the second quarter of 2015. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended June 30,
($ in thousands)	2016	2015
Net interest income, as reported	$31,538	29,605
Tax-equivalent adjustment	517	402
Net interest income, tax-equivalent	$32,055	30,007

Index

Net interest income for the six month period ended June 30, 2016 amounted to $61.7 million, an increase of $2.4 million, or 4.1%, from the $59.3 million recorded in the first half of 2015. Net interest income on a tax-equivalent basis for the six month period ended June 30, 2016 amounted to $62.7 million, an increase of $2.6 million, or 4.3%, from the $60.1 million recorded in the comparable period of 2015.

	Six Months Ended June 30,
($ in thousands)	2016	2015
Net interest income, as reported	$61,733	59,308
Tax-equivalent adjustment	976	792
Net interest income, tax-equivalent	$62,709	60,100

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three and six months ended June 30, 2016, the higher net interest income compared to the same period of 2015 was due primarily to growth in loans outstanding and higher yields realized on investment securities (see discussion below).

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended June 30,
	2016			2015
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,565,791	4.83%	$30,809	$2,389,735	4.86%	$28,953
Taxable securities	332,269	2.37%	1,961	309,589	2.16%	1,664
Non-taxable securities (2)	49,941	7.64%	949	52,227	6.60%	859
Short-term investments, principally federal funds	116,958	0.61%	177	150,219	0.50%	186
Total interest-earning assets	3,064,959	4.45%	33,896	2,901,770	4.38%	31,662

Cash and due from banks	57,335			64,518
Premises and equipment	76,190			75,789
Other assets	174,992			157,193
Total assets	$3,373,476			$3,199,270

Liabilities
Interest bearing checking	$582,980	0.06%	$94	$558,087	0.06%	$82
Money market deposits	663,536	0.18%	290	572,458	0.12%	176
Savings deposits	196,679	0.05%	25	183,828	0.05%	23
Time deposits >$100,000	385,416	0.65%	622	416,962	0.70%	732
Other time deposits	281,000	0.36%	255	328,375	0.40%	327
Total interest-bearing deposits	2,109,611	0.25%	1,286	2,059,710	0.26%	1,340
Borrowings	186,614	1.20%	555	121,036	1.04%	315
Total interest-bearing liabilities	2,296,225	0.32%	1,841	2,180,746	0.30%	1,655

Noninterest bearing checking	696,294			607,939
Other liabilities	22,371			15,886
Shareholders’ equity	358,586			394,699
Total liabilities and shareholders’ equity	$3,373,476			$3,199,270

Net yield on interest-earning assets and net interest income		4.21%	$32,055		4.15%	$30,007
Interest rate spread		4.13%			4.08%

Average prime rate		3.50%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $517,000 and $402,000 in 2016 and 2015, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Six Months Ended June 30,
	2016			2015
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,547,054	4.77%	$60,382	$2,390,403	4.93%	$58,394
Taxable securities	308,567	2.47%	3,784	296,552	2.06%	3,023
Non-taxable securities (2)	50,646	7.36%	1,853	52,638	6.56%	1,712
Short-term investments, principally federal funds	140,600	0.57%	399	166,658	0.46%	381
Total interest-earning assets	3,046,867	4.38%	66,418	2,906,251	4.41%	63,510

Cash and due from banks	56,439			65,214
Premises and equipment	75,950			75,733
Other assets	173,728			149,722
Total assets	$3,352,984			$3,196,920

Liabilities
Interest bearing checking	$585,462	0.07%	$192	$560,468	0.06%	$164
Money market deposits	656,925	0.17%	563	565,008	0.12%	341
Savings deposits	193,284	0.05%	48	182,491	0.05%	45
Time deposits >$100,000	391,583	0.65%	1,274	433,610	0.73%	1,579
Other time deposits	286,077	0.37%	529	335,232	0.40%	669
Total interest-bearing deposits	2,113,331	0.25%	2,606	2,076,809	0.27%	2,798
Borrowings	186,504	1.19%	1,103	118,715	1.04%	612
Total interest-bearing liabilities	2,299,835	0.32%	3,709	2,195,524	0.31%	3,410

Noninterest bearing checking	677,317			591,502
Other liabilities	21,797			16,458
Shareholders’ equity	354,035			393,436
Total liabilities and shareholders’ equity	$3,352,984			$3,196,920

Net yield on interest-earning assets and net interest income		4.14%	$62,709		4.17%	$60,100
Interest rate spread		4.06%			4.10%

Average prime rate		3.50%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $976,000 and $792,000 in 2016 and 2015, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the second quarter of 2016 were $2.566 billion, which was $176 million, or 7.4%, higher than the average loans outstanding for the second quarter of 2015 ($2.390 billion). Average loans for the six months ended June 30, 2016 were $2.547 billion, which was 6.6% higher than the average loans outstanding for the six months ended June 30, 2015 ($2.390 billion). The higher amount of average loans outstanding in 2016 is due to loan growth initiatives including expansion into higher growth markets, improved loan demand in our market areas, as well as the hiring of several experienced bankers during 2015 and 2016.

The mix of our loan portfolio remained substantially the same at June 30, 2016 compared to December 31, 2015, with approximately 89% of our loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 2% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the second quarter of 2016 were $2.806 billion, which was $138 million, or 5.2%, higher than the average deposits outstanding for the second quarter of 2015 ($2.668 billion). Average deposits outstanding for the six months ended June 30, 2016 were $2.791 billion, which was 4.6% higher than the average deposits outstanding for the six months ended June 30, 2015 ($2.668 billion).

Index

Average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $1.899 billion for the first six months of 2015 to $2.113 billion for the first six months of 2016, representing growth of $214 million, or 11.2%. With the growth of our transaction deposit accounts, we were able to further reduce our reliance on higher cost sources of funding, specifically time deposits. Average time deposits declined from $769 million for the first six months of 2015 to $678 million for the first six months of 2016, a decrease of $91 million, or 11.9%. Average borrowings increased from $119 million for the first half of 2015 to $187 million for the first half of 2016, which helped support loan growth. Although the favorable change in our deposit funding mix benefitted our cost of funds by approximately two basis points in the first half of 2016, the benefit was offset by the increased costs associated with our increased borrowings. Our cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.25% in both the first six months of 2016 and 2015.

See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the second quarter of 2016 was 4.21% compared to 4.15% for the second quarter of 2015. The higher margin was primarily due to higher amounts of discount accretion on loans purchased in failed-bank acquisitions (see discussion below). Also, in the second quarter of 2016, we realized $332,000 in previously foregone interest related to the payoff of two loans that had been on nonaccrual basis. For the six month period ended June 30, 2016, our net interest margin was 4.14% compared to 4.17% for the same period in 2015. The lower margin was primarily due to lower loan yields, which have been impacted by the continued low interest rate environment.

Our net interest margin benefitted from the net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition that occurred in June 2009 and, to a lesser degree, the acquisition of The Bank of Asheville in January 2011. For the three months ended June 30, 2016 and 2015, we recorded $1,676,000 and $1,135,000, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. For the six months ended June 30, 2016 and 2015, we recorded $2,731,000 and $2,692,000, respectively, in net accretion of purchase accounting premiums/discounts. The increase in discount accretion recorded in 2016 was due to the second quarter of 2016 payoff of two loans with unaccreted discounts totaling $681,000 that had been on nonaccrual basis. Upon payoff, all remaining unaccreted discount was recorded as discount accretion interest income. Notwithstanding that variance, the unaccreted discount amount that resulted from the failed-bank acquisitions is generally continuing to wind down. Unaccreted loan discount has declined from $17.6 million at June 30, 2015 to $12.4 million at June 30, 2016.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded a total negative provision for loan losses of $0.3 million for the second quarter of 2016 compared to a total provision for loan losses of $0.8 million for the second quarter of 2015. For the six months ended June 30, 2016, we recorded a total negative provision for loan losses of $23,000 compared to a total provision for loan losses of $0.7 million for the same period of 2015.

The provision for loan losses on non-covered loans amounted to $0.5 million in the second quarter of 2016 compared to $1.0 million in the second quarter of 2015. The lower provision in 2016 primarily resulted from improved asset quality, including lower net loan charge-offs and a decline in nonperforming assets. For the first six months of 2016, the provision for loan losses on non-covered loans amounted to $2.1 million compared to $1.1 million for the same period of 2015. In 2015, a prolonged period of stable and improving loan quality trends resulted in a minimal amount of provision for loan losses that was needed to adjust the our allowance for loan losses to the appropriate amount. See additional discussion below in the section titled “Summary of Loan Loss Experience.”

We recorded a negative provision for loan losses on covered loans (reduction of allowance for loan losses) of $0.8 million in the second quarter of 2016 compared to a $0.2 million negative provision for loan losses in the second quarter of 2015. For the six months ended June 30, 2016, we recorded a negative provision for loan losses on covered loans of $2.1 million compared to a $0.4 million negative provision for loan losses in the comparable period of 2015. The increase in the negative provisions in 2016 resulted primarily from higher net loan recoveries (recoveries, net of charge-offs) realized during the period.

Index

Total noninterest income was $5.9 million in the second quarter of 2016 compared to $5.0 million for the second quarter of 2015. For the six months ended June 30, 2016, noninterest income amounted to $10.9 million compared to $9.5 million for the six months ended June 30, 2015.

As presented in the table below, core noninterest income for the second quarter of 2016 was $8.2 million, an increase of 10.1% from the $7.4 million reported for the second quarter of 2015. For the first six months of 2016, core noninterest income amounted to $15.5 million, a 6.2% increase from the $14.6 million recorded in the comparable period of 2015. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, v) SBA consulting fees and vi) bank-owned life insurance income.

The following table presents our core noninterest income for the three and six month periods ending June 30, 2016 and 2015, respectively.

	For the Three Months Ended		For the Six Months Ended
$ in thousands	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Service charges on deposit accounts	$2,565	2,881	5,250	5,773
Other service charges, commissions, and fees	3,043	2,771	5,873	5,313
Fees from presold mortgages	410	731	781	1,539
Commissions from sales of insurance and financial products	937	665	1,875	1,226
SBA consulting fees	720	—	720	—
Bank-owned life insurance income	504	383	1,012	754
Core noninterest income	$8,179	7,431	15,511	14,605

As shown in the table above, service charges on deposit accounts decreased from $2.9 million in the second quarter of 2015 to $2.6 million in the second quarter of 2016. For the six months ended June 30, 2016, service charges on deposit accounts amounted to $5.3 million, which is a $0.5 million decrease from the $5.8 million recorded in the comparable period of 2015. Fewer instances of fees earned from customers overdrawing their accounts have impacted this line item, as well as more customers meeting the requirements to have the monthly services charges waived on their checking accounts.

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

Fees from presold mortgages declined to $0.4 million for the second quarter of 2016 from $0.7 million in the second quarter of 2015. For the first half of 2016, fees from presold mortgages declined to $0.8 million from the $1.5 million recorded in the comparable period of 2015. These declines were due to fewer mortgage loan originations.

Commissions from sales of insurance and financial products amounted to approximately $0.9 million and $0.7 million for the second quarters of 2016 and 2015, respectively. For the six months ended June 30, 2016, commissions from sales of insurance and financial products amounted to $1.9 million compared to $1.2 million in the comparable period of 2015. This line item includes property and casualty insurance commissions, which have increased due to our January 1, 2016 acquisition of Bankingport, Inc., an insurance agency located in Sanford, North Carolina. See Note 15 to the consolidated financial statements for additional information.

The primary reason for the increases in core noninterest income for the three and six months ended June 30, 2016 was the addition of SBA consulting fees during the second quarter of 2016. On May 5, 2016, we completed the acquisition of a firm that specializes in consulting with financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. We recorded $0.7 million in SBA consulting fees from the date of the acquisition through June 30, 2016.

Bank-owned life insurance income increased from $0.4 million in the second quarter of 2015 to $0.5 million in the second quarter of 2016. For the six months ended June 30, 2016, bank-owned life insurance income amounted to $1.0 million compared to $0.8 million for the six months ended June 30, 2015. In the fourth quarter of 2015, we purchased $15 million in additional bank owned life insurance, which has resulted in increased income since the purchase.

Index

Within the noncore components of noninterest income, we recorded net losses on non-covered foreclosed properties of $0.6 million in each of the three months ended June 30, 2016 and 2015, and net losses of $0.8 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively. Gains on covered foreclosed properties were $0.4 million for the three months ended June 30, 2016 compared to gains of $0.3 million recorded for the comparable period of 2015. For the six months ended June 30, 2016 and 2015, gains on covered foreclosed properties were $0.9 million and $0.5 million, respectively. Losses on non-covered and covered foreclosed properties have generally declined as a result of significantly lower levels of foreclosed properties held by the Company and stabilization in property values.

Indemnification asset income (expense) is recorded to reflect additional (decreased) amounts expected to be received from the FDIC related to covered assets. The three primary items that result in recording indemnification asset income (expense) are 1) income from loan discount accretion, which results in indemnification expense, 2) provisions (reversals) for loan losses on covered loans, which result in indemnification income (or expense for reversals of provision) and 3) foreclosed property gains (losses) on covered assets, which also result in indemnification expense (income). In the second quarter of 2016, we recorded $2.2 million in indemnification asset expense compared to $1.8 million in indemnification asset expense in the second quarter of 2015. For the six months ended June 30, 2016, indemnification asset expense amounted to $4.5 million compared to $4.2 million in indemnification asset expense for the same period of 2015, as shown in the following table:

($ in millions)	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Indemnification asset expense associated with loan discount accretion income	$(1.0)	(1.4)	(2.0)	(3.2)
Indemnification asset income (expense) associated with loan losses (recoveries), net	(0.6)	(0.2)	(1.6)	(0.7)
Indemnification asset income (expense) associated with foreclosed property losses (gains), net	(0.4)	(0.2)	(0.7)	(0.4)
Other sources of indemnification asset income (expense)	(0.2)	—	(0.2)	0.1
Total indemnification asset income (expense)	$(2.2)	(1.8)	(4.5)	(4.2)

Noninterest expenses amounted to $26.1 million in the second quarter of 2016 compared to $24.3 million recorded in the second quarter of 2015. Noninterest expenses for the six months ended June 30, 2016 amounted to $50.9 million compared to $48.0 million recorded in the first half of 2015.

Salaries expense increased to $12.6 million in the second quarter of 2016 from the $11.6 million recorded in the second quarter of 2015. Salaries expense for the first half of 2016 amounted to $24.0 million compared to $23.1 million in 2015. The primary reason for increases in salaries expense is due to the aforementioned 2016 acquisitions of an insurance agency and an SBA consulting firm.

Employee benefits expense was $2.6 million in the second quarter of 2016 compared to $2.3 million in the second quarter of 2015. For the first six months of 2016, employee benefits expense amounted to $5.3 million compared to $4.5 million for the same period of 2015. The increases were primarily the result of a $0.1 million and a $0.5 million increase in employee health insurance expense during the three and six months ended June 30, 2016. We are self-insured for health care expense and has experienced unfavorable claim levels in 2016. Another factor impacting the increases is the acquisitions discussed above.

The combined amount of occupancy and equipment expense did not vary significantly when comparing 2016 to 2015, amounting to $2.8 million in each of the second quarters of 2016 and 2015 and $5.6 million in each of the first six months of 2016 and 2015.

Merger and acquisition expenses amounted to $0.5 million and $0.7 million for the three and six months ended June 30, 2016, respectively, compared to none in the comparable periods in 2015.

Other operating expenses amounted to $7.5 million for each of the second quarters of 2016 and 2015, and $14.9 million in the first half of 2016 compared to $14.5 million in the first half of 2015. The increase was primarily due to higher credit card and debit card fraud losses in 2016.

For the second quarter of 2016, the provision for income taxes was $4.0 million, an effective tax rate of 34.1%, compared to $3.2 million for the same period of 2015, which is also an effective tax rate of 34.1%. For the first six months of 2016, the provision for income taxes was $7.3 million, an effective tax rate of 33.5%, compared to $6.9 million for the same period of 2015, which was an effective tax rate of 34.3%. Higher levels of tax-exempt loans and bank-owned life insurance, as well as a 100 basis point reduction in the statutory corporate tax rate in North Carolina, contributed to the lower effective tax rate for the six month period comparison. Certain nondeductible merger and acquisition expenses recorded during the second quarter of 2016 offset the lower effective tax rate for the three month period.

Index

We accrued total preferred stock dividends of $0.1 million and $0.2 million in the three month periods ended June 30, 2016 and 2015, respectively, and $0.1 million and $0.4 million in the six month periods ended June 30, 2016 and 2015, respectively. The decrease in 2016 is due to our 2015 redemption of preferred stock associated with our prior participation in the U.S. Treasury’s Small Business Lending Fund.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $1.3 million during the second quarter of 2016 compared to other comprehensive loss of $614,000 during the second quarter of 2015. During the six months ended June 30, 2016 and 2015, we recorded other comprehensive income of $1.8 million and other comprehensive loss of $481,000, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease, which has occurred in 2016. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at June 30, 2016 amounted to $3.47 billion, a 7.9% increase from a year earlier. Total loans at June 30, 2016 amounted to $2.60 billion, a 7.7% increase from a year earlier, and total deposits amounted to $2.87 billion, an 8.3% increase from a year earlier.

The following table presents information regarding the nature of changes in our levels of loans and deposits for the twelve months ended June 30, 2016 and for the first half of 2016.

July 1, 2015 to June 30, 2016	Balance at beginning of period	Internal Growth, net	Transfer due to Expiration of Loss Share Agreement	Balance at end of period	Total percentage growth	Internal percentage growth

Loans – Non-covered	$2,298,955	203,055	17,737	2,519,747	9.6%	8.8%
Loans – Covered	113,824	(17,700)	(17,737)	78,387	-31.1%	-15.6%
Total loans	2,412,779	185,355	—	2,598,134	7.7%	7.7%

Deposits – Noninterest bearing checking	614,619	95,268	—	709,887	15.5%	15.5%
Deposits – Interest bearing checking	553,918	82,398	—	636,316	14.9%	14.9%
Deposits – Money market	576,360	61,765	—	638,125	10.7%	10.7%
Deposits – Savings	184,786	12,659	—	197,445	6.9%	6.9%
Deposits – Brokered	58,534	36,708	—	95,242	62.7%	62.7%
Deposits – Time>$100,000	342,024	(22,757)	—	319,267	-6.7%	-6.7%
Deposits – Time<$100,000	322,886	(47,148)	—	275,738	-14.6%	-14.6%
Total deposits	$2,653,127	218,893	—	2,872,020	8.3%	8.3%

January 1, 2016 to June 30, 2016
Loans – Non-covered	$2,416,285	85,725	17,737	2,519,747	4.3%	3.5%
Loans – Covered	102,641	(6,517)	(17,737)	78,387	-23.6%	-6.3%
Total loans	2,518,926	79,208	—	2,598,134	3.1%	3.1%

Deposits – Noninterest bearing checking	659,038	50,849	—	709,887	7.7%	7.7%
Deposits – Interest bearing checking	626,878	9,438	—	636,316	1.5%	1.5%
Deposits – Money market	636,692	1,433	—	638,125	0.2%	0.2%
Deposits – Savings	186,616	10,829	—	197,445	5.8%	5.8%
Deposits – Brokered	76,412	18,830	—	95,242	24.6%	24.6%
Deposits – Time>$100,000	329,819	(10,552)	—	319,267	-3.2%	-3.2%
Deposits – Time<$100,000	295,830	(20,092)	—	275,738	-6.8%	-6.8%
Total deposits	$2,811,285	60,735	—	2,872,020	2.2%	2.2%

As derived from the table above, for the twelve months preceding June 30, 2016, our total loans increased $185 million, or 7.7%. Internal non-covered loan growth was $203 million, or 8.8%, for the twelve months ended June 30, 2016, while our covered loans declined by $18 million, or 15.6% (excluding the transfer from covered to non-covered). For the first six months of 2016, we experienced internal growth in our non-covered loan portfolio of $86 million, which is 3.5% increase, or 7.0% on an annualized basis, while covered loans declined $7 million (excluding the transfer) during that same period. We expect continued growth in our non-covered loan portfolio in 2016, as we have recently expanded into higher growth market areas, and we had experienced bankers join our company over the past one to two years. We expect our covered loans to continue to decline as a result of normal pay-downs, foreclosures, and charge-offs.

As previously discussed, on April 1, 2016, we transferred $17.7 million in loans from “covered” to “non-covered” as a result of the expiration of a loss-share agreement with the FDIC.

The mix of our loan portfolio remains substantially the same at June 30, 2016 compared to December 31, 2015. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

Note 7 to the consolidated financial statements presents additional detailed information regarding our mix of loans, including a break-out between loans covered by FDIC loss share agreements and non-covered loans. Additionally, the section above titled “FDIC Indemnification Asset” contains detail of our covered loans and foreclosed properties segregated by each of the two remaining loss share agreements.

For both the six and twelve month periods ended June 30, 2016, we experienced net increases in total deposits, with growth in transaction account balances (checking, money market, and savings) offsetting the declines in time deposits. Due to the low interest rate environment, some of our customers are shifting their funds from time deposits into transaction accounts, which do not pay a materially lower interest rate, while being more liquid. In 2016, we have increased our brokered deposit balances in order to help fund loan growth.

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

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the six months ended June 30, 2016	As of/for the year ended December 31, 2015	As of/for the six months ended June 30, 2015

Non-covered nonperforming assets
Nonaccrual loans	$33,781	39,994	44,123
Restructured loans – accruing	25,826	28,011	32,059
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	59,607	68,005	76,182
Foreclosed real estate	10,221	9,188	9,954
Total non-covered nonperforming assets	$69,828	77,193	86,136

Covered nonperforming assets (1)
Nonaccrual loans	$4,194	7,816	7,378
Restructured loans – accruing	3,445	3,478	3,910
Accruing loans > 90 days past due	—	—	—
Total covered nonperforming loans	7,639	11,294	11,288
Foreclosed real estate	385	806	1,945
Total covered nonperforming assets	$8,024	12,100	13,233

Total nonperforming assets	$77,852	89,293	99,369

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.20%	0.46%	0.78%
Nonperforming loans to total loans	2.59%	3.15%	3.63%
Nonperforming assets to total assets	2.25%	2.66%	3.09%
Allowance for loan losses to total loans	1.00%	1.13%	1.33%
Allowance for loan losses to nonperforming loans	38.70%	36.04%	36.69%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	0.35%	0.58%	0.83%
Non-covered nonperforming loans to non-covered loans	2.37%	2.81%	3.31%
Non-covered nonperforming assets to total non-covered assets	2.06%	2.37%	2.78%
Allowance for loan losses to non-covered loans	0.99%	1.11%	1.31%
Allowance for loan losses to non-covered nonperforming loans	41.86%	39.39%	39.58%

(1) Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the weak economy experienced in much of our market associated with the onset of the recession in 2008, we experienced higher levels of loan losses, delinquencies and nonperforming assets compared to our historical averages. While economic conditions have improved recently and our asset quality has steadily improved, we continue to have elevated levels of nonperforming assets.

At June 30, 2016, total nonaccrual loans (covered and non-covered) amounted to $38.0 million, compared to $47.8 million at December 31, 2015 and $51.5 million at June 30, 2015. Non-covered nonaccrual loans were $33.8 million, $40.0 million, and $44.1 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. Nonaccrual loans have steadily declined in recent years as our local economies have improved, and we continue to focus on resolving our problem assets.

As previously disclosed, on April 1, 2016, we transferred $2.8 million of covered nonaccrual loans and $1.2 million of covered foreclosed real estate to non-covered status due to the scheduled expiration of one of our loss share agreements with the FDIC.

“Restructured loans – accruing”, or troubled debt restructurings (TDRs), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At June 30, 2016, total TDRs (covered and non-covered) amounted to $29.3 million, compared to $31.5 million at December 31, 2015 and $36.0 million at June 30, 2015.

Index

Foreclosed real estate includes primarily foreclosed properties. Non-covered foreclosed real estate amounted to $10.2 million at June 30, 2016, $9.2 million at December 31, 2015, and $10.0 million at June 30, 2015. The increase from December 31, 2015 to June 30, 2016 was the result of the aforementioned transfer of $1.2 million in foreclosed property from covered status to non-covered status on April 1, 2016. The decrease from June 30, 2015 to December 31, 2015 was the result of sales activity during the period and the improvement in our overall asset quality.

At June 30, 2016, we also held $0.4 million in foreclosed real estate that is subject to the loss share agreements with the FDIC, compared to $0.8 million at December 31, 2015 and $1.9 million at June 30, 2015. The decrease from December 31, 2015 to June 30, 2016 was due to the transfer discussed above. The decline from June 30, 2015 to December 31, 2015 is primarily due to increased property sales activity, particularly along the North Carolina coast, which is where most of our covered foreclosed properties are located.

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At June 30, 2016	At December 31, 2015	At June 30, 2015
Commercial, financial, and agricultural	$2,870	2,964	3,138
Real estate – construction, land development, and other land loans	4,154	4,704	7,172
Real estate – mortgage – residential (1-4 family) first mortgages	21,156	23,829	23,174
Real estate – mortgage – home equity loans/lines of credit	2,759	3,525	3,439
Real estate – mortgage – commercial and other	6,821	12,571	14,191
Installment loans to individuals	215	217	387
Total nonaccrual loans	$37,975	47,810	51,501

The following segregates our nonaccrual loans at June 30, 2016 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$—	2,870	2,870
Real estate – construction, land development, and other land loans	—	4,154	4,154
Real estate – mortgage – residential (1-4 family) first mortgages	3,841	17,315	21,156
Real estate – mortgage – home equity loans/lines of credit	353	2,406	2,759
Real estate – mortgage – commercial and other	—	6,821	6,821
Installment loans to individuals	—	215	215
Total nonaccrual loans	$4,194	33,781	37,975

The following segregates our nonaccrual loans at December 31, 2015 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$—	2,964	2,964
Real estate – construction, land development, and other land loans	52	4,652	4,704
Real estate – mortgage – residential (1-4 family) first mortgages	5,007	18,822	23,829
Real estate – mortgage – home equity loans/lines of credit	383	3,142	3,525
Real estate – mortgage – commercial and other	2,374	10,197	12,571
Installment loans to individuals	—	217	217
Total nonaccrual loans	$7,816	39,994	47,810

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

Index

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end (covered and non-covered):

($ in thousands)	At June 30, 2016	At December 31, 2015	At June 30, 2015
Vacant land	$3,644	3,867	4,414
1-4 family residential properties	3,841	3,789	3,965
Commercial real estate	3,121	2,338	3,520
Total foreclosed real estate	$10,606	9,994	11,899

The following segregates our foreclosed real estate at June 30, 2016 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$114	3,530	3,644
1-4 family residential properties	172	3,669	3,841
Commercial real estate	99	3,022	3,121
Total foreclosed real estate	$385	10,221	10,606

The following segregates our foreclosed real estate at December 31, 2015 into covered and non-covered:

($ in thousands)	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$277	3,590	3,867
1-4 family residential properties	247	3,542	3,789
Commercial real estate	282	2,056	2,338
Total foreclosed real estate	$806	9,188	9,994

Index

The following table presents geographical information regarding our nonperforming assets at June 30, 2016.

	As of June 30, 2016
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$7,465	12,830	20,295	$694,000	2.9%
Triangle Region (NC)	—	16,200	16,200	792,000	2.0%
Triad Region (NC)	—	13,149	13,149	326,000	4.0%
Charlotte Region (NC)	—	1,863	1,863	102,000	1.8%
Southern Piedmont Region (NC)	37	5,950	5,987	286,000	2.1%
Western Region (NC)	113	1,008	1,121	85,000	1.3%
South Carolina Region	24	2,253	2,277	124,000	1.8%
Virginia Region	—	6,354	6,354	171,000	3.7%
Other	—	—	—	18,000	0.0%
Total nonaccrual loans and troubled debt restructurings	$7,639	59,607	67,246	$2,598,000	2.6%

Foreclosed Real Estate (1)
Eastern Region (NC)	$385	569	954
Triangle Region (NC)	—	3,789	3,789
Triad Region (NC)	—	772	772
Charlotte Region (NC)	—	734	734
Southern Piedmont Region (NC)	—	1,287	1,287
Western Region (NC)	—	1,370	1,370
South Carolina Region	—	485	485
Virginia Region	—	1,215	1,215
Other	—	—	—
Total foreclosed real estate	385	10,221	10,606

(1)	The counties comprising each region are as follows:

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

Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland

Western North Carolina Region - Buncombe

South Carolina Region - Chesterfield, Dillon, Florence

Virginia Region - Wythe, Washington, Montgomery, Roanoke

With the completion of the branch exchange with First Community Bank on July 15, 2016, we sold our seven branches in the Virginia Region and acquired four additional branches in the Triad Region and two in the Charlotte Region.

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

The weak economic environment that began in 2008 resulted in elevated levels of classified and nonperforming assets, which has generally led to higher provisions for loan losses compared to historical averages. While we are seeing the ongoing signs of a recovering economy in most of our market areas, it has been a gradual improvement. Although we continue to have an elevated level of past due and adversely classified assets compared to historic averages, we believe the severity of the loss rate inherent in our current inventory of classified loans is less than in recent years.

We recorded a total negative provision for loan losses (reduction of the allowance for loan losses) of $0.3 million in the second quarter of 2016 compared to a total provision for loan losses of $0.8 million in the second quarter of 2015. For the six months ended June 30, 2016, we recorded a total negative provision for loan losses of $23,000 compared to a total provision for loan losses of $0.7 million in the same period of 2015. The total provision for loan losses is comprised of provisions for loan losses for non-covered loans and provisions for loan losses for covered loans, as discussed in the following paragraphs.

Index

The provision for loan losses on non-covered loans amounted to $0.5 million and $1.0 million in the second quarters of 2016 and 2015, respectively. The lower provision in 2016 primarily resulted from improved asset quality in 2016 compared to 2015, including lower net-charge offs, and improvement in classified and nonperforming assets.

The provision for loan losses on non-covered loans amounted to $2.1 million and $1.1 million for the first half of 2016 and 2015, respectively. In 2015, a prolonged period of stable and improving loan quality trends resulted in a minimal amount of provision for loan losses that was needed to adjust our allowance for loan losses to the appropriate amount. This was because our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. In 2015, periods of high net charge-offs we experienced during the peak of the recession dropped out of the analysis and were replaced by the more modest levels of net charge-offs recently experienced. This had the impact of bringing our overall allowance for loan loss level down to a more normalized level following the elevated amounts we maintained during and immediately following the recession. Beginning in the first quarter of 2016, the periods aging out of the analysis are more similar to recent periods, and thus we expect our provision for loan losses to correlate more closely with loan growth, charge-offs and other changes in overall loan quality.

Non-covered loan growth, excluding the transfer of $17 million in loans from covered to non-covered status, for the first six months of 2016 was $86 million compared to only $30 million in growth for the six months ended June 30, 2015, which resulted in an incremental provision for the loan losses attributable to loan growth. As it relates to asset quality trends, as shown in a table within Note 7 to the consolidated financial statements, our total non-covered classified and nonaccrual loans decreased from $102 million at December 31, 2015 to $95 million at June 30, 2016.

We recorded negative provisions for loan losses on covered loans of $0.8 million and $0.2 million in the second quarter of 2016 and 2015, respectively, and $2.1 million and $0.4 million in the first six months of 2016 and 2015, respectively. The increase in the negative provision in 2016 resulted from lower levels of covered nonperforming loans, declining levels of total covered loans and $1.7 million in net loan recoveries (recoveries, net of charge-offs) compared to net recoveries of $0.1 million that were realized during the first half of 2016 and 2015, respectively.

For the first six months of 2016, we recorded $2.5 million in net charge-offs, compared to $9.2 million for the comparable period of 2015. The net charge-offs in 2016 included $1.7 million of net covered loan recoveries and $4.3 million of net non-covered loan charge-offs, whereas in 2015 net charge-offs included $0.1 million of net covered loan recoveries and $9.3 million in net charge-offs of non-covered loans.

The allowance for loan losses amounted to $26.0 million at June 30, 2016, compared to $28.6 million at December 31, 2015 and $32.1 million at June 30, 2015. The allowance for loan losses for non-covered loans was $24.9 million, $26.8 million, and $30.2 million at June 30, 2016, December 31, 2015, and June 30, 2015 respectively. The ratio of our allowance for non-covered loans to total non-covered loans has declined from 1.31% at June 30, 2015 to 0.99% at June 30, 2016 as a result of the factors discussed above that impacted our provision for loan losses on non-covered loans.

At June 30, 2016, December 31, 2015, and June 30, 2015, the allowance for loan losses attributable to covered loans was $1.1 million, $1.8 million, and $1.9 million, respectively. Our total covered loan portfolio continues to decline as these portfolios wind down. Also, the decline from December 31, 2015 to June 30, 2016 was impacted by the April 1, 2016 transfer of $0.3 million in allowance for loan losses from covered status to non-covered status in connection with the expiration of one of our loss sharing agreements on March 31, 2016, as discussed above.

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

($ in thousands)	Six Months Ended June 30,	Twelve Months Ended December 31,	Six Months Ended June 30,
	2016	2015	2015
Loans outstanding at end of period	$2,598,134	2,518,926	2,412,779
Average amount of loans outstanding	$2,547,054	2,434,602	2,390,403

Allowance for loan losses, at beginning of year	$28,583	40,626	40,626
Provision (reversal) for loan losses	(23)	(780)	677
	28,560	39,846	41,303
Loans charged off:
Commercial, financial, and agricultural	(778)	(3,039)	(2,412)
Real estate – construction, land development & other land loans	(476)	(3,616)	(2,554)
Real estate – mortgage – residential (1-4 family) first mortgages	(2,770)	(5,145)	(2,375)
Real estate – mortgage – home equity loans / lines of credit	(775)	(1,117)	(638)
Real estate – mortgage – commercial and other	(645)	(3,103)	(2,321)
Installment loans to individuals	(517)	(2,411)	(1,578)
Total charge-offs	(5,961)	(18,431)	(11,878)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	362	934	365
Real estate – construction, land development & other land loans	1,479	3,599	1,108
Real estate – mortgage – residential (1-4 family) first mortgages	443	678	351
Real estate – mortgage – home equity loans / lines of credit	148	143	67
Real estate – mortgage – commercial and other	735	1,390	578
Installment loans to individuals	257	424	196
Total recoveries	3,424	7,168	2,665
Net charge-offs	(2,537)	(11,263)	(9,213)
Allowance for loan losses, at end of period	$26,023	28,583	32,090

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.20%	0.46%	0.78%
Allowance for loan losses as a percent of loans at end of period	1.00%	1.13%	1.33%

Index

The following table discloses the activity in the allowance for loan losses for the six months ended June 30, 2016, segregated into covered and non-covered.

	As of June 30, 2016
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$78,387	2,519,747	2,598,134
Average amount of loans outstanding	$93,517	2,453,537	2,547,054

Allowance for loan losses, at beginning of year	$1,799	26,784	28,583
Provision (reversal) for loan losses	(2,132)	2,109	(23)
Transfer of covered allowance for loan losses to non-covered status	(307)	307	—
	(640)	29,200	28,560
Loans charged off:
Commercial, financial, and agricultural	(44)	(734)	(778)
Real estate – construction, land development & other land loans	—	(476)	(476)
Real estate – mortgage – residential (1-4 family) first mortgages	(78)	(2,692)	(2,770)
Real estate – mortgage – home equity loans / lines of credit	(40)	(735)	(775)
Real estate – mortgage – commercial and other	(83)	(562)	(645)
Installment loans to individuals	—	(517)	(517)
Total charge-offs	(245)	(5,716)	(5,961)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	60	302	362
Real estate – construction, land development & other land loans	1,267	212	1,479
Real estate – mortgage – residential (1-4 family) first mortgages	148	295	443
Real estate – mortgage – home equity loans / lines of credit	29	119	148
Real estate – mortgage – commercial and other	450	285	735
Installment loans to individuals	5	252	257
Total recoveries	1,959	1,465	3,424
Net (charge-offs)/recoveries	1,714	(4,251)	(2,537)
Allowance for loan losses, at end of period	$1,074	24,949	26,023

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

Index

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at June 30, 2016, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2015.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following four sources - 1) an approximately $671 million line of credit with the Federal Home Loan Bank (of which $160 million was outstanding at June 30, 2016), 2) a $35 million federal funds line with a correspondent bank (of which none was outstanding at June 30, 2016), and 3) an approximately $101 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at June 30, 2016). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $193 million at both June 30, 2016 and 2015 as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $454 million at June 30, 2016 compared to $429 million at December 31, 2015.

Our overall liquidity has been stable over the past year. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 19.7% at June 30, 2015 to 19.8% at June 30, 2016.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2016, and have no current plans to do so.

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

Index

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

At June 30, 2016, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2016	December 31, 2015	June 30, 2015

Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	11.09%	11.22%	11.44%
Minimum required Common equity Tier 1 capital	4.50%	4.50%	4.50%

Tier I capital to Tier 1 risk weighted assets	13.08%	13.30%	14.97%
Minimum required Tier 1 capital	6.00%	6.00%	6.00%

Total risk-based capital to Tier II risk weighted assets	14.10%	14.45%	16.23%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	10.38%	10.38%	11.29%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At June 30, 2016, our bank subsidiary exceeded the minimum ratios established by the regulatory authorities.

The primary reason for the decline in our Tier I Risk-Based, Total Risk-Based, and Leverage ratios from June 30, 2015 is the redemption of $31.5 million in preferred stock in the second half of 2015 (see Note 14 to the Consolidated Financial Statements for more information on this transaction).

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 8.18% at June 30, 2016 compared to 8.13% at December 31, 2015 and 8.24% at June 30, 2015.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

Index

•	On July 15, 2016, the Company completed the exchange of its seven First Bank branches located in Virginia to First Community Bank in return for six of that bank’s branches located in North Carolina. Four of the six branches acquired were in Winston-Salem, with the other two branches being in the Charlotte-metro markets of Mooresville and Huntersville.

•	On June 21, 2016, the Company announced that it had reached an agreement to acquire Carolina Bank Holdings, Inc. headquartered in Greensboro, North Carolina. The merger consideration is a combination of cash and stock, with each share of Carolina Bank Holdings stock being exchanged for either $20.00 in cash or 1.002 shares of First Bancorp stock, subject to the total consideration being 75% stock / 25% cash. This transaction is subject to regulatory approval and is expected to be completed during the fourth quarter of 2016 or first quarter of 2017.

•	On June 15, 2016, the Company announced a quarterly cash dividend of $0.08 cents per share payable on July 25, 2016 to shareholders of record on June 30, 2016. This is the same dividend rate as the Company declared in the second quarter of 2015.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first six months of 2016. At June 30, 2016, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.13% (realized in 2015) to a high of 4.92% (realized in 2013). During that five year period, the prime rate of interest has consistently remained at 3.25% (the rate increased to 3.50% on December 17, 2015). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At June 30, 2016, approximately 74% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at June 30, 2016, we had approximately $981 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2016 are deposits totaling $1.5 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $1.7 million and $1.1 million for the second quarters of 2016 and 2015, respectively, and $2.7 million in each of the first six months of 2016 and 2015, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. However, with the remaining loan discount on accruing loans having naturally declined since inception, amounting to only $11.8 million at June 30, 2016, we expect that loan discount accretion, and the related indemnification asset expense associated with the accretion, will decline in 2016. If that occurs, our net interest margin will be negatively impacted and our noninterest income will be positively impacted (due to the lower indemnification asset expense).

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

Item 1A – Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in the forepart of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2016 to April 30, 2016	—	—	—	214,241
May 1, 2016 to May 31, 2016	—	—	—	214,241
June 1, 2016 to June 30, 2016	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

Index

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Company issued 199,829 shares of unregistered common stock in completing the acquisition of SBA Complete, Inc. – see Note 15 to the consolidated financial statements for additional information. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering due to the small number of shareholders of SBA Complete, Inc., their level of financial sophistication and the absence of any general solicitation. There were no other unregistered sales of the Company’s securities during the three months ended June 30, 2016.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have Securities and Exchange Commission File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

10.a	Purchase and Assumption Agreement, dated as of March 3, 2016 between First Bank (as Seller) and First Community Bank (as Purchaser) was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

10.b	Purchase and Assumption Agreement, dated as of March 3, 2016 between First Community Bank (as Seller) and First Bank (as Purchaser) was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

10.c	Agreement and Plan of Merger and Reorganization, dated as of June 21, 2016 between First Bancorp and Carolina Bank Holdings, Inc. was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016, and is incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Index

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 9, 2016	BY:/s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer
(Principal Executive Officer),
Treasurer and Director

August 9, 2016	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer