Form 10-Q
period 2016-09-30
FIRST BANCORP /NC/
filed 2016-11-09
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant's Common Stock outstanding on October 31, 2016 was 20,119,411.

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

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	September 30, 2016	December 31, 2015 (audited)	September 30, 2015
ASSETS
Cash and due from banks, noninterest-bearing	$64,145	53,285	52,788
Due from banks, interest-bearing	217,188	213,426	165,271
Federal funds sold	—	557	730
Total cash and cash equivalents	281,333	267,268	218,789

Securities available for sale	199,156	165,614	178,765
Securities held to maturity (fair values of $139,514, $157,146, and $162,858)	135,808	154,610	160,048

Presold mortgages in process of settlement	4,094	4,323	3,150

Loans – non-covered	2,651,459	2,416,285	2,375,094
Loans – covered by FDIC loss share agreement	—	102,641	106,609
Total loans	2,651,459	2,518,926	2,481,703
Total allowance for loan losses	(24,575)	(28,583)	(30,055)
Net loans	2,626,884	2,490,343	2,451,648

Premises and equipment	76,731	74,559	74,839
Accrued interest receivable	8,785	9,166	9,008
FDIC indemnification asset	—	8,439	7,649
Goodwill	75,392	65,835	65,835
Other intangible assets	4,603	1,336	1,516
Foreclosed real estate	10,103	9,994	10,873
Bank-owned life insurance	73,613	72,086	56,557
Other assets	40,978	38,492	34,164
Total assets	$3,537,480	3,362,065	3,272,841

LIABILITIES
Deposits: Noninterest bearing checking accounts	$749,256	659,038	635,287
Interest bearing checking accounts	593,065	626,878	609,908
Money market accounts	659,741	639,189	584,490
Savings accounts	207,494	186,616	187,607
Time deposits of $100,000 or more	451,622	403,545	381,895
Other time deposits	249,662	296,019	308,566
Total deposits	2,910,840	2,811,285	2,707,753
Borrowings	236,394	186,394	176,394
Accrued interest payable	523	585	588
Other liabilities	24,775	21,611	16,932
Total liabilities	3,172,532	3,019,875	2,901,667

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series B issued & outstanding: None, None, and 31,500 shares	—	—	31,500
Series C, convertible, issued & outstanding: 728,706, 728,706, and 728,706 shares	7,287	7,287	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 20,119,411, 19,747,509, and 19,785,314 shares	139,979	133,393	133,211
Retained earnings	219,233	205,060	199,886
Accumulated other comprehensive loss	(1,551)	(3,550)	(710)
Total shareholders’ equity	364,948	342,190	371,174
Total liabilities and shareholders’ equity	$3,537,480	3,362,065	3,272,841

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$29,919	29,863	90,301	88,257
Interest on investment securities:
Taxable interest income	1,688	1,670	5,472	4,693
Tax-exempt interest income	435	455	1,312	1,375
Other, principally overnight investments	213	142	612	523
Total interest income	32,255	32,130	97,697	94,848

INTEREST EXPENSE
Savings, checking and money market accounts	401	292	1,204	842
Time deposits of $100,000 or more	657	657	1,931	2,236
Other time deposits	196	308	725	977
Borrowings	647	487	1,750	1,099
Total interest expense	1,901	1,744	5,610	5,154

Net interest income	30,354	30,386	92,087	89,694
Provision for loan losses – non-covered	—	267	2,109	1,372
Provision (reversal) for loan losses – covered	—	(1,681)	(2,132)	(2,109)
Total provision (reversal) for loan losses	—	(1,414)	(23)	(737)
Net interest income after provision (reversal) for loan losses	30,354	31,800	92,110	90,431

NONINTEREST INCOME
Service charges on deposit accounts	2,710	2,951	7,960	8,724
Other service charges, commissions and fees	2,996	2,778	8,869	8,091
Fees from presold mortgage loans	710	481	1,491	2,020
Commissions from sales of insurance and financial products	969	691	2,844	1,917
SBA consulting fees	1,178	—	1,898	—
SBA loan sale gains	694	—	694	—
Bank-owned life insurance income	514	382	1,526	1,136
Foreclosed property losses	(266)	(939)	(189)	(1,522)
FDIC indemnification asset expense, net	(5,711)	(2,865)	(10,255)	(7,085)
Securities (losses) gains	—	(1)	3	(1)
Other gains (losses)	1,363	28	1,237	(241)
Total noninterest income	5,157	3,506	16,078	13,039

NONINTEREST EXPENSES
Salaries	13,430	12,378	37,465	35,456
Employee benefits	2,608	2,221	7,892	6,702
Total personnel expense	16,038	14,599	45,357	42,158
Net occupancy expense	2,005	1,823	5,791	5,504
Equipment related expenses	904	900	2,693	2,805
Merger and acquisition expenses	600	—	1,286	—
Intangibles amortization	387	181	834	541
Other operating expenses	7,784	7,111	22,677	21,620
Total noninterest expenses	27,718	24,614	78,638	72,628

Income before income taxes	7,793	10,692	29,550	30,842
Income tax expense	3,115	3,687	10,396	10,605

Net income	4,678	7,005	19,154	20,237

Preferred stock dividends	(58)	(137)	(175)	(566)

Net income available to common shareholders	$4,620	6,868	18,979	19,671

Earnings per common share:
Basic	$0.23	0.35	0.95	1.00
Diluted	0.23	0.34	0.93	0.97

Dividends declared per common share	$0.08	0.08	0.24	0.24

Weighted average common shares outstanding:
Basic	20,007,518	19,781,789	19,904,226	19,760,807
Diluted	20,785,689	20,512,959	20,697,125	20,491,973

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands-unaudited)	2016	2015	2016	2015

Net income	$4,678	7,005	19,154	20,237
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	241	589	3,131	(154)
Tax (expense) benefit	(94)	(231)	(1,223)	60
Reclassification to realized (gains) losses	—	1	(3)	1
Tax expense	—	—	1	—
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	50	(16)	152	(63)
Tax expense (benefit)	(20)	6	(59)	24
Other comprehensive income (loss)	177	349	1,999	(132)
Comprehensive income	$4,855	7,354	21,153	20,105

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2015	$70,787	19,710	$132,532	184,958	(578)	387,699

Net income				20,237		20,237
Preferred stock redeemed (Series B)	(32,000)					(32,000)
Stock option exercises		2	32			32
Cash dividends declared ($0.24 per common share)				(4,743)		(4,743)
Preferred dividends				(566)		(566)
Stock-based compensation		73	647			647
Other comprehensive loss					(132)	(132)

Balances, September 30, 2015	$38,787	19,785	$133,211	199,886	(710)	371,174

Balances, January 1, 2016	$7,287	19,748	$133,393	205,060	(3,550)	342,190

Net income				19,154		19,154
Cash dividends declared ($0.24 per common share)				(4,806)		(4,806)
Preferred dividends				(175)		(175)
Equity issued pursuant to acquisitions		279	5,509			5,509
Stock option exercises		23	375			375
Stock-based compensation		69	702			702
Other comprehensive income					1,999	1,999

Balances, September 30, 2016	$7,287	20,119	$139,979	219,233	(1,551)	364,948

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2016	2015
Cash Flows From Operating Activities
Net income	$19,154	20,237
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	(23)	(737)
Net security premium amortization	2,418	2,380
Purchase accounting accretion	(3,553)	(3,897)
FDIC indemnification asset expense, net	9,993	6,162
Foreclosed property losses and write-downs, net	189	1,522
(Gain) loss on securities available for sale	(3)	1
Other losses	126	241
Decrease in net deferred loan costs	675	181
Depreciation of premises and equipment	3,405	3,375
Stock-based compensation expense	527	554
Amortization of intangible assets	834	541
Fees/gains from sales of presold mortgages and SBA loans	(2,185)	(2,020)
Origination of presold mortgages and SBA loans	(64,731)	(76,728)
Proceeds from sales of presold mortgages and SBA loans	67,180	81,620
Gain on sale of branch	(1,356)	—
Decrease (increase) in accrued interest receivable	381	(88)
Increase in other assets	(1,530)	(990)
Decrease in accrued interest payable	(20)	(98)
Increase (decrease) in other liabilities	185	(667)
Net cash provided by operating activities	31,666	31,589

Cash Flows From Investing Activities
Purchases of securities available for sale	(99,896)	(83,313)
Purchases of securities held to maturity	—	(2,003)
Proceeds from maturities/issuer calls of securities available for sale	68,206	61,426
Proceeds from maturities/issuer calls of securities held to maturity	17,652	19,246
Proceeds from sales of securities available for sale	8	—
Purchases of Federal Reserve and Federal Home Loan Bank stock, net	(2,263)	(9,597)
Net increase in loans	(138,044)	(98,347)
(Payments) proceeds related to FDIC loss share agreements	(1,554)	8,758
Payment to FDIC for termination of loss share agreements	(2,012)	—
Proceeds from sales of foreclosed real estate	6,670	6,426
Purchases of premises and equipment	(6,876)	(3,828)
Proceeds from sales of premises and equipment	21	847
Proceeds from branch sale	26,211	—
Net cash paid in acquisitions	(53,640)	—
Net cash used by investing activities	(185,517)	(100,385)

Cash Flows From Financing Activities
Net increase in deposits	122,476	11,847
Net increase in borrowings	50,000	60,000
Cash dividends paid – common stock	(4,760)	(4,732)
Cash dividends paid – preferred stock	(175)	(646)
Redemption of preferred stock	—	(32,000)
Proceeds from stock option exercises	375	32
Net cash provided by financing activities	167,916	34,501

Increase (decrease) in cash and cash equivalents	14,065	(34,295)
Cash and cash equivalents, beginning of period	267,268	253,084

Cash and cash equivalents, end of period	$281,333	218,789

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$5,672	$5,252
Income taxes	10,511	11,139
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	1,906	(94)
Foreclosed loans transferred to other real estate	6,968	6,700

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended September 30, 2016 and 2015

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2016 and 2015 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2016 and 2015. All such adjustments were of a normal, recurring nature. Reference is made to the 2015 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

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

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended September 30, 2015 have been reclassified to conform to the presentation for September 30, 2016. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Acquisitions and Divestures

The Company completed the following acquisitions in 2016.

(1)	On January 1, 2016, the Company completed the acquisition of Bankingport, Inc. (“Bankingport”). The results of Bankingport are included in First Bancorp’s results for the three and nine months ended September 30, 2016 beginning on the January 1, 2016 acquisition date.

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

(2)	On May 5, 2016, the Company completed the acquisition of SBA Complete, Inc. (“SBA Complete”). The results of SBA Complete are included in First Bancorp’s results for the three and nine months ended September 30, 2016 beginning on the May 5, 2016 acquisition date. SBA Complete is a consulting firm that specializes in consulting with financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. The deal value was $8.9 million and the transaction was completed on May 5, 2016 with the Company paying $1.5 million in cash and issuing 199,829 shares of its common stock, which had a value of approximately $4.0 million. Per the terms of the agreement, the Company also recorded an earn-out liability valued at $3.4 million, which will be paid in shares of Company stock in annual distributions over a three year period if pre-determined goals are met for those three years.

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

Index

(3)	On July 15, 2016, the Company completed a branch exchange with First Community Bank headquartered in Bluefield, Virginia. In the branch exchange transaction, the Bank acquired six of First Community Bank’s branches located in North Carolina, while concurrently selling seven of its branches in the southwestern area of Virginia to First Community Bank.

In connection with the sale, the Company sold $150.6 million in loans, $5.7 million in premises and equipment and $134.3 million in deposits to First Community Bank. In connection with the sale, the Company received a deposit premium of $3.8 million, removed $1.0 million of allowance for loan losses associated with the sold loans, allocated and wrote-off $3.5 million of previously recorded goodwill, and recorded a net gain of $1.4 million in this transaction.

In connection with the purchase transaction, the Company acquired assets with a fair value of $156.1 million, including $152.2 million in loans and $3.4 million in premises and equipment. Additionally, the Company assumed $111.3 million in deposits and $0.2 million in other liabilities. In connection with the purchase, the Company recorded: i) a discount on acquired loans of $1.5 million, ii) a premium on deposits of $0.3 million, iii) a $1.2 million core deposit intangible, iv) and $5.4 million in goodwill.

The branch acquisition has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of the acquired branches were recorded on the Company’s balance sheet at their fair values as of July 15, 2016 and the related results of operations for the acquired branches have been included in the Company’s consolidated statement of comprehensive income since that date. The goodwill recorded in the branch exchange is deductible for tax purposes.

In addition to the acquisitions completed during 2016 discussed above, on June 21, 2016, the Company announced that it had reached an agreement to acquire Carolina Bank Holdings, Inc. (“Carolina Bank”), headquartered in Greensboro, North Carolina, with a total deal value of $97.3 million. The merger consideration is a combination of both cash and stock, with each share of Carolina Bank common stock being exchanged for either $20.00 in cash or 1.002 shares of First Bancorp stock, subject to the total consideration being 75% stock / 25% cash. Carolina Bank operates eight branches located in Greensboro, High Point, Burlington, and Winston-Salem, North Carolina and also operates three mortgage offices in North Carolina. The acquisition is a natural extension of the Company’s recent expansion into these high-growth areas. As of September 30, 2016, Carolina Bank had $709 million in total assets, $546 million in gross loans, and $601 million in total deposits. Subject to regulatory approval and the satisfaction of customary closing conditions, the transaction is expected to close in the fourth quarter of 2016 or the first quarter of 2017.

Note 5 – Equity-Based Compensation Plans

The Company recorded total stock-based compensation expense of $146,000 and $150,000 for the three months ended September 30, 2016 and 2015, respectively, and $527,000 and $554,000 for the nine months ended September 30, 2016 and 2015, respectively. Of the $527,000 in expense that was recorded in 2016, approximately $129,000 related to the June 1, 2016 director grants, which is classified as “other operating expenses” in the Consolidated Statements of Income. The remaining $398,000 in expense relates to the employee grants discussed below and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $206,000 and $216,000 of income tax benefits related to stock based compensation expense in the income statement for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan, the First Bancorp 2007 Equity Plan, and the First Bancorp 2004 Stock Option Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of September 30, 2016, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 850,308 shares remaining available for grant.

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

Based on the Company’s performance in 2013, the Company granted long-term 15,657 restricted shares of common stock to the chief executive officer on February 11, 2014 with a two-year vesting period. The total compensation expense associated with the grant was $278,200. The Company recorded $70,000 in compensation expense related to this grant during the nine months ended September 30, 2015.

In 2014, the Company’s Compensation Committee determined that seven of the Company’s senior officers would receive their annual bonus earned under the Company’s annual incentive plan in a mix of 50% cash and 50% stock, with the stock being subject to a three year vesting term. Previously, awards under this plan were paid solely in cash. Accordingly, in February 2015 and February 2016, a total of 40,914 shares of restricted stock were granted related to performance in the preceding fiscal year. Total compensation expense associated with those grants was $742,000 and is being recognized over the vesting period. For the three and nine months ended September 30, 2016, total compensation expense related to these grants was $55,000 and $165,000, respectively compared to $23,000 and $70,000 for the three and nine months ended September 30, 2015, respectively.

In 2015 and 2016, the Compensation Committee also granted 87,471 shares of stock to various employees of the Company to promote retention. The total value associated with these grants amounted to $1.6 million, which is being recorded as expense over their three year vesting periods. For the three and nine months ended September 30, 2016, total compensation expense related to these grants was $92,000 and $234,000, respectively compared to $104,000 and $286,000 for the three and nine months ended September 30, 2015, respectively.

Based on the vesting schedules of the shares of restricted stock currently outstanding, the Company expects to record $182,000 in stock-based compensation expense over the remainder of 2016.

Under the terms of the predecessor plans and the First Bancorp 2014 Equity Plan, stock options can have a term of no longer than ten years. In a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

At September 30, 2016, there were 59,948 stock options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $20.80.

The following table presents information regarding the activity for the first nine months of 2016 related to the Company’s stock options outstanding:

Index

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2016	117,408	$18.12

Granted	—	—
Exercised	(23,710)	15.84		$81,894
Forfeited	—	—
Expired	(33,750)	21.39

Outstanding at September 30, 2016	59,948	$17.18	1.6	$156,086

Exercisable at September 30, 2016	59,948	$17.18	1.6	$156,086

During the nine months ended September 30, 2016, the Company received $375,000 as a result of stock option exercises and recorded insignificant tax benefits from the exercise of nonqualified options during the period. During the nine months ended September 30, 2015, the Company received $32,000 as a result of stock option exercises.

The following table presents information regarding the activity for the first nine months of 2016 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2016	55,329	$17.31

Granted during the period	62,767	19.37
Vested during the period	(5,219)	17.77
Forfeited or expired during the period	—	—

Nonvested at September 30, 2016	112,877	$18.44

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

Index

If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended September 30,
	2016			2015
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$4,620	20,007,518	$0.23	$6,868	19,781,789	$0.35

Effect of Dilutive Securities	58	778,171		58	731,170

Diluted EPS per common share	$4,678	20,785,689	$0.23	$6,926	20,512,959	$0.34

	For the Nine Months Ended September 30,
	2016			2015
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$18,979	19,904,226	$0.95	$19,671	19,760,807	$1.00

Effect of Dilutive Securities	175	792,899		175	731,166

Diluted EPS per common share	$19,154	20,697,125	$0.93	$19,846	20,491,973	$0.97

For both the three and nine months ended September 30, 2016, there were 16,250 options that were antidilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities. For the both the three and nine months ended September 30, 2015, there were 52,500 options that were antidilutive.

Note 7 – Securities

The book values and approximate fair values of investment securities at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016				December 31, 2015
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$3,000	2,999	—	(1)	19,000	18,972	1	(29)
Mortgage-backed securities	160,267	161,443	1,441	(265)	122,474	121,553	348	(1,269)
Corporate bonds	33,842	34,571	852	(123)	25,216	24,946	—	(270)
Equity securities	83	143	67	(7)	88	143	64	(9)
Total available for sale	$197,192	199,156	2,360	(396)	166,778	165,614	413	(1,577)

Securities held to maturity:
Mortgage-backed securities	$86,463	87,249	786	—	102,509	101,767	—	(742)
State and local governments	49,345	52,265	2,920	—	52,101	55,379	3,284	(6)
Total held to maturity	$135,808	139,514	3,706	—	154,610	157,146	3,284	(748)

Index

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations.

The following table presents information regarding securities with unrealized losses at September 30, 2016:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$2,999	1	—	—	2,999	1
Mortgage-backed securities	11,695	49	17,069	216	28,764	265
Corporate bonds	2,500	58	935	65	3,435	123
Equity securities	—	—	10	7	10	7
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$17,194	108	18,014	288	35,208	396

The following table presents information regarding securities with unrealized losses at December 31, 2015:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$5,993	7	2,978	22	8,971	29
Mortgage-backed securities	150,853	1,148	27,460	863	178,313	2,011
Corporate bonds	24,006	210	940	60	24,946	270
Equity securities	—	—	17	9	17	9
State and local governments	840	6	—	—	840	6
Total temporarily impaired securities	$181,692	1,371	31,395	954	213,087	2,325

In the above tables, all of the non-equity securities that were in an unrealized loss position at September 30, 2016 and December 31, 2015 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

The Company has also concluded that each of the equity securities in an unrealized loss position at September 30, 2016 and December 31, 2015 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The book values and approximate fair values of investment securities at September 30, 2016, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	1,556	1,571
Due after one year but within five years	3,000	2,999	16,913	17,703
Due after five years but within ten years	28,842	29,556	29,711	31,818
Due after ten years	5,000	5,015	1,165	1,173
Mortgage-backed securities	160,267	161,443	86,463	87,249
Total debt securities	197,109	199,013	135,808	139,514

Equity securities	83	143	—	—
Total securities	$197,192	199,156	135,808	139,514

Index

At September 30, 2016 and December 31, 2015 investment securities with carrying values of $169,100,000 and $141,379,000, respectively, were pledged as collateral for public deposits.

For the nine months ended September 30, 2016, the Company received proceeds from sales of securities of $8,000 and recorded $3,000 in gains from the sales. The Company recorded insignificant losses on securities during the three and nine months ended September 30, 2015.

The aggregate carrying amount of cost-method investments was $18,156,000 and $15,468,000 at September 30, 2016 and 2015, respectively, which is recorded within the line item “other assets” on the Company’s Consolidated Balance Sheets. These investments are comprised of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Richmond (“FRB”) stock. The FHLB stock had a cost and fair value of $11,100,000 and $8,421,000 at September 30, 2016 and 2015, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $7,056,000 and $7,047,000 at September 30, 2016 and 2015, respectively. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or the redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

Note 8 – Loans and Asset Quality Information

Prior to July 1, 2016, Company’s banking subsidiary, First Bank, had certain loans and foreclosed real estate that were covered by loss share agreements between the FDIC and First Bank which afforded First Bank significant loss protection - see Note 2 to the financial statements included in the Company’s 2011 Annual Report on Form 10-K for detailed information regarding FDIC-assisted purchase transactions. On July 1, 2014, the loss share provisions associated with non-single family assets related to the 2009 failed bank acquisition of Cooperative Bank expired. On April 1, 2016, the loss share provisions associated with non-single family assets related to the 2011 failed bank acquisition of The Bank of Asheville expired. Effective July 1, 2016, the Company terminated all of the loss share agreements with the FDIC such that all future losses and recoveries on loans and foreclosed real estate associated with the failed banks acquired through FDIC-assisted transactions will be borne solely by First Bank. As a result of the termination of the agreements, the Company recorded indemnification asset expense of $5.7 million during the three months ended September 30, 2016, which primarily related to the write-off of the remaining indemnification asset associated with the agreements.

In the information presented, the term “covered” is used to describe assets that were included in FDIC loss share agreements, while the term “non-covered” refers to the Company’s legacy assets, which are not included in any type of loss share arrangement. As discussed previously, all loss share agreements were terminated effective July 1, 2016 and thus the entire loan portfolio is now classified as non-covered. Certain prior period disclosures will continue to present the breakout of the loan portfolio between covered and non-covered.

As a result of the termination of all loss share agreements, the remaining balances associated with those loans and foreclosed real estate were reclassified from the covered portfolio to the non-covered portfolio. Balances related to the expired agreement and the termination of all remaining agreements as of the respective dates is as follows:

	Bank of Asheville non- single family agreement termination April 1, 2016	Remaining loss share agreement terminations July 1, 2016
Carrying value of total covered loans transferred to non-covered	$17,737	78,387
Covered nonaccrual loans transferred to non-covered	2,785	4,194
Covered foreclosed real estate transferred to non-covered	1,165	385
Allowance for loan losses associated with covered loans transferred to allowance for non-covered loans	307	1,074

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2016		December 31, 2015		September 30, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$248,877	9%	$202,671	8%	$199,630	8%
Real estate – construction, land development & other land loans	327,863	12%	308,969	12%	294,426	12%
Real estate – mortgage – residential (1-4 family) first mortgages	756,880	29%	768,559	31%	770,691	31%
Real estate – mortgage – home equity loans / lines of credit	239,049	9%	232,601	9%	224,639	9%
Real estate – mortgage – commercial and other	1,026,328	39%	957,587	38%	944,432	38%
Installment loans to individuals	52,264	2%	47,666	2%	47,120	2%
Subtotal	2,651,261	100%	2,518,053	100%	2,480,938	100%
Unamortized net deferred loan costs	198		873		765
Total loans	$2,651,459		$2,518,926		$2,481,703

The following is a summary of the major categories of loans outstanding allocated to the non-covered and covered loan portfolios for periods when the FDIC loss share agreements were in effect. There were no covered loans at September 30, 2016:

($ in thousands)	December 31, 2015			September 30, 2015
	Non-covered	Covered	Total	Non-covered	Covered	Total

Commercial, financial, and agricultural	$201,798	873	202,671	198,624	1,006	199,630
Real estate – construction, land development & other land loans	305,228	3,741	308,969	290,465	3,961	294,426
Real estate – mortgage – residential (1-4 family) first mortgages	692,902	75,657	768,559	692,431	78,260	770,691
Real estate – mortgage – home equity loans / lines of credit	221,995	10,606	232,601	213,435	11,204	224,639
Real estate – mortgage – commercial and other	945,823	11,764	957,587	932,254	12,178	944,432
Installment loans to individuals	47,666	—	47,666	47,120	—	47,120
Subtotal	2,415,412	102,641	2,518,053	2,374,329	106,609	2,480,938
Unamortized net deferred loan costs	873	—	873	765	—	765
Total	$2,416,285	102,641	2,518,926	2,375,094	106,609	2,481,703

As a result of the termination of the FDIC loss share agreements during the third quarter of 2016, there were no covered loans at September 30, 2016. The follow presents the carrying amount of the covered loans at December 31, 2015 detailed by impaired and nonimpaired purchased loans (as determined on the date of the acquisition):

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

Index

The following table presents information regarding covered purchased nonimpaired loans since December 31, 2014. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond. All balances of covered loans were transferred to non-covered as of the termination of the loss share agreements.

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2014	$125,644
Principal repayments	(30,238)
Transfers to foreclosed real estate	(1,211)
Net loan recoveries	2,306
Accretion of loan discount	4,751
Carrying amount of nonimpaired covered loans at December 31, 2015	101,252
Principal repayments	(7,997)
Transfers to foreclosed real estate	(1,036)
Net loan recoveries	1,784
Accretion of loan discount	1,908
Transfer to non-covered loans due to expiration of loss-share agreement, April 1, 2016	(17,530)
Transfer to non-covered loans due to termination of loss-share agreements, July 1, 2016	(78,381)
Carrying amount of nonimpaired covered loans at September 30, 2016	$—

As reflected in the table above, the Company accreted $1,908,000 of the loan discount on covered purchased nonimpaired loans into interest income during 2016 prior to the termination of the loss share agreements. There was no accretion or other activity on covered loans in the quarter ended September 30, 2016 with the exception of the transfer of the balance of covered loans to non-covered status. The Company also accreted $1,645,000 into interest income of loan discount on non-covered nonimpaired purchased loans during the first nine months of 2016.

As of September 30, 2016, there was a remaining loan discount of $12,358,000 related to purchased accruing loans, which will be accreted into interest income over the lives of the respective loans. At September 30, 2016, the Company also had $888,000 of loan discount related to purchased nonaccruing loans, which the Company does not expect will be accreted into income.

The following table presents information regarding all purchased impaired loans since December 31, 2014, the majority of which were previously covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2014	$5,859	3,262	2,597
Change due to payments received	(634)	(102)	(532)
Transfer to foreclosed real estate	(431)	(336)	(95)
Other	(3)	(3)	—
Balance at December 31, 2015	$4,791	2,821	1,970
Change due to payments received	(3,400)	(2,244)	(1,156)
Change due to loan charge-off	(428)	(358)	(70)
Balance at September 30, 2016	$963	219	744

Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. There were no excess payments received during the three months ended September 30, 2016. For the nine month period ended September 30, 2016, the Company received $1,108,000 in payments that exceeded the carrying amount of the related purchased impaired loans, of which $780,000 was recognized as discount accretion loan interest income and $328,000 was recorded as additional loan interest income. For the three and nine months ended September 30, 2015, payments received that exceeded the carrying amount of the related purchased impaired loans were insignificant.

Index

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	September 30, 2016	December 31, 2015	September 30, 2015

Nonperforming assets
Nonaccrual loans	$32,796	47,810	47,720
Restructured loans - accruing	27,273	31,489	33,075
Accruing loans > 90 days past due	—	—	—
Total nonperforming loans	60,069	79,299	80,795
Foreclosed real estate	10,103	9,994	10,873
Total nonperforming assets	$70,172	89,293	91,668

Total covered nonperforming assets included above (1)	$—	12,100	10,767

(1) All FDIC loss share agreements were terminated effective July 1, 2016 and, accordingly, assets previously covered under those agreements become non-covered on that date.

At September 30, 2016 and 2015, the Company had $1.7 million and $3.0 million in residential mortgage loans in process of foreclosure, respectively.

The following is a summary the Company’s nonaccrual loans by major categories.

($ in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial, and agricultural	$2,253	2,964	2,852
Real estate – construction, land development & other land loans	3,858	4,704	5,434
Real estate – mortgage – residential (1-4 family) first mortgages	17,989	23,829	25,206
Real estate – mortgage – home equity loans / lines of credit	2,441	3,525	2,472
Real estate – mortgage – commercial and other	6,151	12,571	11,398
Installment loans to individuals	104	217	358
Total	$32,796	47,810	47,720

Total covered nonperforming assets included above	$—	7,816	5,373

The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2016.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable

Commercial, financial, and agricultural	$111	90	2,253	246,423	248,877
Real estate – construction, land development & other land loans	1,117	338	3,858	322,550	327,863
Real estate – mortgage – residential (1-4 family) first mortgages	2,835	1,052	17,989	735,004	756,880
Real estate – mortgage – home equity loans / lines of credit	670	65	2,441	235,873	239,049
Real estate – mortgage – commercial and other	3,670	261	6,151	1,016,246	1,026,328
Installment loans to individuals	345	258	104	51,557	52,264
Total	$8,748	2,064	32,796	2,607,653	2,651,261
Unamortized net deferred loan costs					198
Total loans					$2,651,459

The Company had no covered loans and no loans that were past due greater than 90 days and accruing interest at September 30, 2016.

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2015.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable

Commercial, financial, and agricultural	$999	127	2,964	198,581	202,671
Real estate – construction, land development & other land loans	1,512	429	4,704	302,324	308,969
Real estate – mortgage – residential (1-4 family) first mortgages	15,443	3,614	23,829	725,673	768,559
Real estate – mortgage – home equity loans / lines of credit	1,276	105	3,525	227,695	232,601
Real estate – mortgage – commercial and other	5,591	864	12,571	938,561	957,587
Installment loans to individuals	278	255	217	46,916	47,666
Total loans	$25,099	5,394	47,810	2,439,750	2,518,053
Unamortized net deferred loan costs					873
Total loans					$2,518,926

Covered loans included above	$3,313	402	7,816	91,110	102,641

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2015.

As previously discussed in Note 4 – Acquisitions and Divestures, in connection with the branch exchange effective July 15, 2016, the Company acquired $152.2 million in performing loans and sold $150.6 million in performing loans. Allowance for loan losses totaling $1.0 million associated with loans sold were removed from the allowance as of the date of sale.

Index

The following table presents the activity in the allowance for loan losses loans for the three and nine months ended September 30, 2016. There were no covered loans at September 30, 2016 and all reserves associated with previously covered loans have been transferred to the non-covered allowance.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Covered	Total

As of and for the three months ended September 30, 2016

Beginning balance	$4,282	2,899	7,860	2,285	5,571	1,480	572	1,074	26,023
Charge-offs	(495)	(161)	(692)	(196)	(288)	(223)	—	—	(2,055)
Recoveries	252	588	377	69	317	55	—	—	1,658
Transfer from covered status	—	3	788	281	1	—	1	(1,074)	—
Removed due to branch loan sale	(263)	(39)	(347)	(110)	(228)	(63)	(1)	—	(1,051)
Provisions	755	(612)	(492)	54	(165)	(38)	498	—	—
Ending balance	$4,531	2,678	7,494	2,383	5,208	1,211	1,070	—	24,575

As of and for the nine months ended September 30, 2016

Beginning balance	$4,742	3,754	7,832	2,893	5,816	1,051	696	1,799	28,583
Charge-offs	(1,229)	(638)	(3,383)	(930)	(850)	(741)	—	(244)	(8,015)
Recoveries	554	799	672	188	602	308	—	1,958	5,081
Transfer from covered status	56	65	839	293	127	—	1	(1,381)	—
Removed due to branch loan sale	(263)	(39)	(347)	(110)	(228)	(63)	(1)	—	(1,051)
Provisions	671	(1,263)	1,881	49	(259)	656	374	(2,132)	(23)
Ending balance	$4,531	2,678	7,494	2,383	5,208	1,211	1,070	—	24,575

Ending balances as of September 30, 2016: Allowance for loan losses

Individually evaluated for impairment	$9	169	1,306	5	444	—	—	—	1,933
Collectively evaluated for impairment	$4,522	2,509	6,188	2,372	4,764	1,211	1,070	—	22,636
Loans acquired with deteriorated credit quality	$—	—	—	6	—	—	—	—	6

Loans receivable as of September 30, 2016:

Ending balance – total	$248,877	327,863	756,880	239,049	1,026,328	52,264	—	—	2,651,261
Unamortized net deferred loan costs									198
Total loans									$2,651,459

Ending balances as of September 30, 2016: Loans

Individually evaluated for impairment	$1,732	4,181	21,611	310	11,291	1	—	—	39,126
Collectively evaluated for impairment	$247,145	323,682	735,062	238,733	1,014,506	52,263	—	—	2,611,391
Loans acquired with deteriorated credit quality	$—	—	207	6	531	—	—	—	744

Index

The following table presents the activity in the allowance for loan losses for non-covered and covered loans for the year ended December 31, 2015.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate– Mortgage – Home Equity Lines of Credit	Real Estate– Mortgage– Commercial and Other	Installment Loans to Individuals	Unallo- cated	Total Non- Covered	Total Covered

As of and for the year ended December 31, 2015
Beginning balance	$6,769	8,158	10,136	4,753	6,466	1,916	147	38,345	2,281
Charge-offs	(2,908)	(3,034)	(4,904)	(1,054)	(2,804)	(2,411)	—	(17,115)	(1,316)
Recoveries	831	998	279	121	904	413	—	3,546	3,622
Provisions	50	(2,368)	2,321	(927)	1,250	1,133	549	2,008	(2,788)
Ending balance	$4,742	3,754	7,832	2,893	5,816	1,051	696	26,784	1,799

Ending balances as of December 31, 2015: Allowance for loan losses
Individually evaluated for impairment	$304	241	1,440	321	336	45	—	2,687	554
Collectively evaluated for impairment	$4,438	3,513	6,392	2,572	5,480	1,006	696	24,097	1,175
Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	70

Loans receivable as of December 31, 2015:
Ending balance – total	$201,798	305,228	692,902	221,995	945,823	47,666	—	2,415,412	102,641
Unamortized net deferred loan costs								873	—
Total non-covered loans								2,416,285	102,641

Ending balances as of December 31, 2015: Loans
Individually evaluated for impairment	$992	4,898	21,325	758	16,605	76	—	44,654	7,055
Collectively evaluated for impairment	$200,806	300,330	671,577	221,237	928,637	47,590	—	2,370,177	94,197
Loans acquired with deteriorated credit quality	$—	—	—	—	581	—	—	581	1,389

Index

The following table presents the activity in the allowance for loan losses for non-covered and covered loans for the three and nine months ended September 30, 2015.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate– Mortgage– Home Equity Lines of Credit	Real Estate– Mortgage– Commercial and Other	Installment Loans to Individuals	Unallo- cated	Total Non- Covered	Total Covered

As of and for the three months ended September 30, 2015
Beginning balance	$5,387	5,427	8,082	3,383	5,664	1,116	1,096	30,155	1,935
Charge-offs	(473)	(642)	(1,692)	(129)	(289)	(419)	—	(3,644)	(84)
Recoveries	354	626	82	47	150	118	—	1,377	1,730
Provisions	(187)	(1,088)	1,275	(498)	226	223	316	267	(1,681)
Ending balance	$5,081	4,323	7,747	2,803	5,751	1,038	1,412	28,155	1,900

As of and for the nine months ended September 30, 2015
Beginning balance	$6,769	8,158	10,136	4,753	6,466	1,916	147	38,345	2,281
Charge-offs	(2,774)	(2,650)	(3,949)	(726)	(2,311)	(1,997)	—	(14,407)	(1,200)
Recoveries	697	944	241	105	545	313	—	2,845	2,928
Provisions	389	(2,129)	1,319	(1,329)	1,051	806	1,265	1,372	(2,109)
Ending balance	$5,081	4,323	7,747	2,803	5,751	1,038	1,412	28,155	1,900

Ending balances as of September 30, 2015: Allowance for loan losses
Individually evaluated for impairment	$93	270	1,502	46	456	42	—	2,409	466
Collectively evaluated for impairment	$4,988	4,053	6,245	2,757	5,295	996	1,412	25,746	1,391
Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	43

Loans receivable as of September 30, 2015:
Ending balance – total	$198,624	290,465	692,431	213,435	932,254	47,120	—	2,374,329	106,609
Unamortized net deferred loan costs								765	—
Total non-covered loans								2,375,094	106,609

Ending balances as of September 30, 2015: Loans
Individually evaluated for impairment	$909	5,126	20,857	435	18,521	77	—	45,925	5,167
Collectively evaluated for impairment	$197,715	285,339	671,574	213,000	913,136	47,043	—	2,327,807	99,892
Loans acquired with deteriorated credit quality	$—	—	—	—	597	—	—	597	1,520

Index

The following table presents loans individually evaluated for impairment as of September 30, 2016.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Loans with no related allowance recorded:

Commercial, financial, and agricultural	$1,674	1,796	—	872
Real estate – mortgage – construction, land development & other land loans	3,397	4,703	—	3,746
Real estate – mortgage – residential (1-4 family) first mortgages	10,321	12,522	—	9,098
Real estate – mortgage –home equity loans / lines of credit	143	202	—	140
Real estate – mortgage –commercial and other	6,103	7,049	—	8,777
Installment loans to individuals	1	2	—	2
Total impaired loans with no allowance	$21,639	26,274	—	22,635

Loans with an allowance recorded:

Commercial, financial, and agricultural	$58	110	9	229
Real estate – mortgage – construction, land development & other land loans	784	800	169	861
Real estate – mortgage – residential (1-4 family) first mortgages	11,497	11,725	1,306	12,021
Real estate – mortgage –home equity loans / lines of credit	173	179	11	358
Real estate – mortgage –commercial and other	5,719	5,887	444	5,548
Installment loans to individuals	—	—	—	61
Total impaired loans with allowance	$18,231	18,701	1,939	19,078

Interest income recorded on impaired loans during the nine months ended September 30, 2016 was insignificant.

The following table presents loans individually evaluated for impairment as of December 31, 2015.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$360	422	—	235
Real estate – mortgage – construction, land development & other land loans	3,944	7,421	—	4,651
Real estate – mortgage – residential (1-4 family) first mortgages	12,346	14,644	—	11,258
Real estate – mortgage –home equity loans / lines of credit	121	175	—	505
Real estate – mortgage –commercial and other	13,156	16,818	—	18,112
Installment loans to individuals	3	4	—	5
Total impaired loans with no allowance	$29,930	39,484	—	34,766

Total covered impaired loans with no allowance included above	$5,231	8,529	—	5,607

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$676	709	348	616
Real estate – mortgage – construction, land development & other land loans	954	976	241	1,980
Real estate – mortgage – residential (1-4 family) first mortgages	15,285	15,691	1,912	15,636
Real estate – mortgage –home equity loans / lines of credit	667	678	344	430
Real estate – mortgage –commercial and other	6,094	6,279	421	4,950
Installment loans to individuals	73	80	45	111
Total impaired loans with allowance	$23,749	24,413	3,311	23,723

Total covered impaired loans with allowance included above	$3,213	3,476	624	3,742

Interest income recorded on impaired loans during the year ended December 31, 2015 was insignificant.

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally required and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

In the second quarter of 2016, the Company made nonsubstantive changes to the numerical scale of risk grades. Previously, the description for grade 5 noted above was assigned a grade of 9. As a result of the change, most grade 9 loans were assigned a grade of 5 and the numerical grade assignments for the previous grades of 5 and below were moved one row lower in the descriptions. In the tables below, prior periods have been adjusted to be consistent with the presentation for September 30, 2016.

Also during the second quarter of 2016, the Company introduced a pass/fail grade system for smaller balance consumer loans (balances less than $500,000), primarily residential home loans and installment consumer loans. Accordingly, all such consumer loans are no longer graded on a scale of 1-9, but instead are assigned a rating of “pass” or “fail”, with “fail” loans being considered as classified loans. As of the implementation of the revised grade definitions, there were approximately $29.7 million of consumer loans that had previously been assigned grade of “special mention” and were assigned a rating of “pass”, which impacts the comparability of the September 30, 2016 table below to prior periods.

The changes noted above had no significant impact on the Company’s allowance for loan loss calculation.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of September 30, 2016.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$233,267	10,062	3,295	2,253	248,877
Real estate – construction, land development & other land loans	305,881	9,693	8,431	3,858	327,863
Real estate – mortgage – residential (1-4 family) first mortgages	684,241	16,997	37,653	17,989	756,880
Real estate – mortgage – home equity loans / lines of credit	226,103	1,394	9,111	2,441	239,049
Real estate – mortgage – commercial and other	977,505	27,950	14,722	6,151	1,026,328
Installment loans to individuals	51,561	349	250	104	52,264
Total	$2,478,558	66,445	73,462	32,796	2,651,261
Unamortized net deferred loan costs					198
Total loans					2,651,459

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2015.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$192,454	3,733	3,520	2,964	202,671
Real estate – construction, land development & other land loans	280,647	13,489	10,129	4,704	308,969
Real estate – mortgage – residential (1-4 family) first mortgages	664,618	39,895	40,217	23,829	768,559
Real estate – mortgage – home equity loans / lines of credit	212,391	7,374	9,311	3,525	232,601
Real estate – mortgage – commercial and other	897,579	33,155	14,282	12,571	957,587
Installment loans to individuals	46,209	776	464	217	47,666
Total	$2,293,898	98,422	77,923	47,810	2,518,053
Unamortized net deferred loan costs					873
Total loans					2,518,926

Total covered loans included above	$71,398	7,423	16,004	7,816	102,641

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended September 30, 2016 and 2015.

($ in thousands)	For the three months ended September 30, 2016			For the three months ended September 30, 2015
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	1	$1,071	$1,071	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	1	235	235
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	2	411	411
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	2	495	495
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	1	95	95
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—

Total TDRs arising during period	1	$1,071	$1,071	6	$1,236	$1,236

The following table presents information related to loans modified in a troubled debt restructuring during the nine months ended September 30, 2016 and 2015.

($ in thousands)	For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	1	$1,071	$1,071	2	$52	$52
Real estate – construction, land development & other land loans	—	—	—	1	235	235
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	2	265	265
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	4	557	557
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	3	496	496
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	4	399	399
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—

Total TDRs arising during period	1	$1,071	$1,071	16	$2,004	$2,004

Total covered TDRs arising during period included above	—	—	—	2	$139	$139

Index

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended September 30, 2016 and 2015 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended September 30, 2016		For the three months ended September 30, 2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	1	$152

Total accruing TDRs that subsequently defaulted	—	$—	1	$152

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the nine months ended September 30, 2016 and 2015 are presented in the table below.

($ in thousands)	For the nine months ended September 30, 2016		For the nine months ended September 30, 2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Commercial, financial, and agricultural	1	$44	1	$7
Real estate – mortgage – residential (1-4 family first mortgages)	—	—	2	186
Real estate – mortgage – commercial and other	1	21	—	—

Total accruing TDRs that subsequently defaulted	2	$65	3	$193
Total covererd accruing TDRs that subsequently defaulted included above	1	$44	—	$—

Note 9 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $198,000, $873,000, and $765,000 at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

Note 10 – FDIC Indemnification Asset

As discussed previously in Note 8 – Loans and Asset Quality Information, the Company terminated all loss share agreements with the FDIC effective July 1, 2016. As a result, the remaining balance in the FDIC Indemnification Asset, which represented the estimated amount to be received from the FDIC under the loss share agreements, was written off as indemnification asset expense as of the termination date.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Receivable (payable) related to loss claims incurred (recoveries), not yet received (paid), net	$—	(633)	(2,427)
Receivable related to estimated future claims on loans	—	8,675	9,522
Receivable related to estimated future claims on foreclosed real estate	—	397	554
FDIC indemnification asset	$—	8,439	7,649

Index

The following presents a rollforward of the FDIC indemnification asset since December 31, 2015 through agreement termination July 1, 2016.

($ in thousands)
Balance at December 31, 2015	$8,439
Decrease related to favorable changes in loss estimates	(2,246)
Increase related to reimbursable expenses	205
Cash paid	1,554
Amortization associated with accretion of loan discount	(2,005)
Other	(236)
Write off of asset balance upon termination of FDIC loss share agreements effective July 1, 2016	(5,711)
Balance at September 30, 2016	$—

Note 11 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2016, December 31, 2015, and September 30, 2015 and the carrying amount of unamortized intangible assets as of those same dates. Activity related to transactions during the year includes the following:

(1)	In connection with the January 1, 2016 acquisition of Bankingport, Inc., an insurance agency located in Sanford, North Carolina, the Company recorded $1,693,000 in goodwill, $591,000 in a customer list intangible, and $92,000 in other amortizable intangible assets.
(2)	In connection with the May 4, 2016 acquisition of SBA Complete, Inc., a SBA loan consulting firm, the Company recorded $6,013,000 in goodwill, $1,100,000 in a customer list intangible, and $940,000 in other amortizable intangible assets.
(3)	In connection with the branch exchange transaction with First Community Bank in Bluefield, Virginia, the Company recorded a net increase of $1,851,000 in goodwill and $1,170,000 in core deposit premiums.

In addition to the above acquisition related activity, the Company recorded $208,000 in servicing assets associated with the guaranteed portion of SBA loans originated and sold during the quarter. Servicing assets are recorded at fair value and amortized as a reduction of service fee income over the expected life of the related loans.

	September 30, 2016		December 31, 2015		September 30, 2015
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$2,369	668	678	550	678	539
Core deposit premiums	9,730	7,902	8,560	7,352	8,560	7,183
Other	1,032	166	—	—	—	—
Total	$13,131	8,736	9,238	7,902	9,238	7,722

SBA servicing asset	$208		—		—

Unamortizable intangible assets:
Goodwill	$75,392		65,835		65,835

Amortization expense totaled $387,000 and $181,000 for the three months ended September 30, 2016 and 2015, respectively. Amortization expense totaled $834,000 and $541,000 for the nine months ended September 30, 2016 and 2015, respectively.

Index

The following table presents the estimated amortization expense for the last quarter of calendar year 2016 and for each of the four calendar years ending December 31, 2020 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
October 1 to December 31, 2016	$376
2017	1,240
2018	874
2019	665
2020	437
Thereafter	803
Total	$4,395

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

The Company recorded pension income totaling $163,000 and $300,000 for the three months ended September 30, 2016 and 2015, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Three Months Ended September 30,
	2016	2015	2016	2015	2016 Total	2015 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	—	27	36	27	36
Interest cost	375	341	60	52	435	393
Expected return on plan assets	(675)	(713)	—	—	(675)	(713)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	59	—	(9)	(16)	50	(16)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension (income)/cost	$(241)	(372)	78	72	(163)	(300)

The Company recorded pension income totaling $488,000 and $855,000 for the nine months ended September 30, 2016 and 2015, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Nine Months Ended September 30,
	2016	2015	2016	2015	2016 Total	2015 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	—	80	164	80	164
Interest cost	1,127	1,023	178	154	1,305	1,177
Expected return on plan assets	(2,025)	(2,133)	—	—	(2,025)	(2,133)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	179	—	(27)	(63)	152	(63)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost (income)	$(719)	(1,110)	231	255	(488)	(855)

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

Index

Note 13 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income for the Company are as follows:

($ in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Unrealized gain (loss) on securities available for sale	$1,964	(1,163)	(843)
Deferred tax asset (liability)	(767)	454	329
Net unrealized gain (loss) on securities available for sale	1,197	(709)	(514)

Additional pension liability	(4,505)	(4,657)	(320)
Deferred tax liability	1,757	1,816	124
Net additional pension liability	(2,748)	(2,841)	(196)

Total accumulated other comprehensive loss	$(1,551)	(3,550)	(710)

The following table discloses the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2016	$(709)	(2,841)	(3,550)
Other comprehensive income before reclassifications	1,908	—	1,908
Amounts reclassified from accumulated other comprehensive income	(2)	93	91
Net current-period other comprehensive income	1,906	93	1,999

Ending balance at September 30, 2016	$1,197	(2,748)	(1,551)

The following table discloses the changes in accumulated other comprehensive loss for the nine months ended September 30, 2015 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2015	$(421)	(157)	(578)
Other comprehensive loss before reclassifications	(94)	—	(94)
Amounts reclassified from accumulated other comprehensive income	1	(39)	(38)
Net current-period other comprehensive loss	(93)	(39)	(132)

Ending balance at September 30, 2015	$(514)	(196)	(710)

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2016.

($ in thousands)
Description of Financial Instruments	Fair Value at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$2,999	—	2,999	—
Mortgage-backed securities	161,443	—	161,443	—
Corporate bonds	34,571	—	34,571	—
Equity securities	143	—	143	—
Total available for sale securities	$199,156	—	199,156	—

Nonrecurring
Impaired loans	$16,437	—	—	16,437
Foreclosed real estate	10,103	—	—	10,103

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2015.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$18,972	—	18,972	—
Mortgage-backed securities	121,553	—	121,553	—
Corporate bonds	24,946	—	24,946	—
Equity securities	143	—	143	—
Total available for sale securities	$165,614	—	165,614	—

Nonrecurring
Impaired loans	$20,645	—	—	20,645
Foreclosed real estate	9,994	—	—	9,994

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at September 30, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans	$16,437	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	10,103	Appraised value; List or contract price	Discounts to reflect current market conditions and estimated costs to sell	0-10%

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans	$20,645	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	9,994	Appraised value; List or contract price	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-10%

Index

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three or nine months ended September 30, 2016 or 2015.

For the nine months ended September 30, 2016 and 2015, the increase (decrease) in the fair value of securities available for sale was $3,128,000 and ($153,000), respectively, which is included in other comprehensive income (net of tax expense (benefit) of $1,222,000 and ($60,000), respectively). Fair value measurement methods at September 30, 2016 and 2015 are consistent with those used in prior reporting periods.

The carrying amounts and estimated fair values of financial instruments at September 30, 2016 and December 31, 2015 are as follows:

		September 30, 2016		December 31, 2015
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$64,145	64,145	53,285	53,285
Due from banks, interest-bearing	Level 1	217,188	217,188	213,426	213,426
Federal funds sold	Level 1	—	—	557	557
Securities available for sale	Level 2	199,156	199,156	165,614	165,614
Securities held to maturity	Level 2	135,808	139,514	154,610	157,146
Presold mortgages in process of settlement	Level 1	4,094	4,094	4,323	4,323
Total loans, net of allowance	Level 3	2,626,884	2,594,567	2,490,343	2,484,059
Accrued interest receivable	Level 1	8,785	8,785	9,166	9,166
FDIC indemnification asset	Level 3	—	—	8,439	8,256
Bank-owned life insurance	Level 1	73,613	73,613	72,086	72,086
Servicing asset on SBA loans	Level 3	208	208	—	—

Deposits	Level 2	2,910,840	2,909,736	2,811,285	2,809,828
Borrowings	Level 2	236,394	228,289	186,394	178,468
Accrued interest payable	Level 2	523	523	585	585

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

Servicing Asset on SBA Loans – The fair value is based on the estimated excess of the future cash flows that the Company that will receive according to the contractual servicing rate over the estimated cost to service the loans. The excess cash flows are then discounted using an interest rate that approximates the average life of the loan.

Index

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

Under the terms of the stock purchase agreement, the Treasury received 63,500 shares of non-cumulative perpetual preferred stock with a liquidation value of $1,000 per share, in exchange for $63.5 million. On September 25, 2015, the Company redeemed $32 million (32,000 shares) of the outstanding SBLF Stock. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends. On October 16, 2015, the Company redeemed the remaining $31.5 million (31,500 shares) of the outstanding SBLF Stock. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends. With these redemptions, the Company ended its participation in the SBLF.

For the three and nine months ended September 30, 2015, the Company accrued approximately $79,000 and $391,000, respectively, in preferred dividend payments for the Series B Preferred Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

The Series C Preferred Stock pays a dividend per share equal to that of the Company’s common stock. During each of the third quarters of 2016 and 2015, the Company accrued approximately $58,000 in preferred dividend payments for the Series C Preferred Stock. During each of the first nine months of 2016 and 2015, the Company accrued approximately $175,000 in preferred dividend payments for the Series C Preferred Stock.

See Note 4 – Acquisitions and Divestures for information regarding shares of common stock issued in connection with the Company’s acquisitions of Bankingport, inc. and SBA Complete, Inc. in 2016.

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

Purchased loans are recorded at fair value at acquisition date. Therefore, amounts deemed uncollectible at acquisition date become a part of the fair value calculation and are excluded from the allowance for loan losses. Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses. Subsequent increases in the amount expected to be collected are accreted into income over the life of the loan. Substantially all of our purchased loans were previously covered under loss share agreements with the FDIC and are referred to as “covered loans”. In prior periods, adjustments to covered loans would result in proportional adjustments also being recorded to the FDIC indemnification asset. Effective July 1, 2016, all loss share agreements were terminated and, accordingly, all loans previously covered under those agreements became non-covered on that date.

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

Fair Value and Discount Accretion of Acquired Loans

We consider the determination of the initial fair value of acquired loans and the subsequent discount accretion of the purchased loans to involve a high degree of judgment and complexity. Substantially all of our acquired loans resulted from FDIC-assisted transactions of failed banks, thus the initial fair value of the related FDIC indemnification asset also involved a high degree of judgment and complexity. As previously discussed, effective July 1, 2016 all loss share agreements were terminated and, accordingly, all loans previously covered under those agreements became non-covered on that date. In addition, the remaining balance of the FDIC indemnification asset was written off as we will solely bear all future losses and recoveries on assets associated with failed banks acquired through FDIC-assisted transactions.

Index

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

FINANCIAL OVERVIEW

Net income available to common shareholders amounted to $4.6 million, or $0.23 per diluted common share, for the three months ended September 30, 2016 compared to the $6.9 million, or $0.34 per diluted common share, recorded in the third quarter of 2015.

For the nine months ended September 30, 2016, we recorded net income available to common shareholders of $19.0 million, or $0.93 per diluted common share, compared to the $19.7 million, or $0.97 per diluted common share, for the nine months ended September 30, 2015. The decreases for the periods in 2016 are primarily due to the early termination of our loss share agreements with the FDIC, the impact of which was partially offset by a gain recorded in a branch exchange transaction, as follows:

•	Effective July 1, 2016, we reached an agreement with the FDIC to terminate all loss share agreements. The loss share agreements related to two failed bank acquisitions from 2009 and 2011. As a result of the termination of the agreements, we recorded indemnification asset expense of $5.7 million during the three months ended September 30, 2016, which primarily relates to the write-off of the remaining indemnification asset associated with the agreements. We expect there to be a positive impact on future earnings as a result of the elimination of FDIC indemnification asset expense that we had recorded in most of our recent financial quarters.

•	On July 15, 2016, we completed a branch exchange with First Community Bank, headquartered in Bluefield, Virginia. We exchanged seven branches in Virginia for six of First Community Bank’s branches in North Carolina, with four locations in Winston-Salem and one each in Mooresville and Huntersville. In the exchange, we acquired approximately $152 million in loans and $111 million in deposits, while transferring approximately $151 million in loans and $134 million in deposits to First Community Bank. We recorded a gain on this transaction of $1.4 million.

Net Interest Income and Net Interest Margin

Net interest income amounted to $30.4 million for both the third quarter of 2016 and 2015. Net interest income for the first nine months of 2016 amounted to $92.1 million, a 2.7% increase from the $89.7 million recorded in the comparable period of 2015. The higher net interest income was primarily due to growth in the Company’s loans outstanding.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) in the third quarter of 2016 was 3.93% compared to 4.14% for the third quarter of 2015. For the nine month period ended September 30, 2016, our net interest margin was 4.07% compared to 4.16% for the same period in 2015. The lower margins in 2016 were primarily due to lower loan yields, which have been impacted by the continued low interest rate environment. Lower loan discount accretion on purchased loans also contributed to the lower 2016 margins. Loan discount accretion amounted to $0.8 million in the third quarter of 2016, compared to $1.2 million in the third quarter of 2015. For the first nine months of 2016, loan discount accretion amounted to $3.6 million compared to $3.9 million for the first nine months of 2015.

Index

Provision for Loan Losses and Asset Quality

We recorded no provision for loan losses in the third quarter of 2016 compared to a negative provision of $1.4 million in the third quarter of 2015. For the nine months ended September 30, 2016, we recorded a negative provision for loan losses of $23,000 compared to a negative provision of $0.7 million in the same period of 2015.

For periods prior to the third quarter of 2016, our provision for loan losses was disclosed in separate line items between covered loans and non-covered loans. Generally we recorded provisions for loan losses on non-covered loans as a result of net charge-offs and loan growth, while significant recoveries in our covered loan portfolios resulted in negative provisions for loan losses. Upon the termination of the FDIC loss share agreements effective July 1, 2016, all loans are classified as non-covered.

Our provision for loan loss levels have been impacted by continued improvement in asset quality. Nonperforming assets amounted to $70.2 million at September 30, 2016, a decrease of 23.4% from the $91.7 million one year earlier. Our nonperforming assets to total assets ratio was 1.98% at September 30, 2016 compared to 2.80% at September 30, 2015. Annualized net charge-offs as a percentage of average loans for the three and nine months ended September 30, 2016 were 0.06% and 0.15%, respectively, compared to 0.10% and 0.55%, respectively, for the comparable periods of 2015.

Noninterest Income

Total noninterest income was $5.2 million and $3.5 million for the three months ended September 30, 2016 and September 30, 2015, respectively. For the nine months ended September 30, 2016, noninterest income amounted to $16.1 million compared to $13.0 million for the nine months ended September 30, 2015.

Core noninterest income for the third quarter of 2016 was $9.8 million, an increase of 34.2% from the $7.3 million reported for the third quarter of 2015. For the first nine months of 2016, core noninterest income amounted to $25.3 million, a 15.5% increase from the $21.9 million recorded in the comparable period of 2015. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, v) SBA consulting fees, vi) SBA loan sale gains and vii) bank-owned life insurance income.

The increases in core noninterest income are primarily the result of the following initiatives by the Company to increase noninterest income:

•	On January 1, 2016, the Company acquired Bankingport, Inc., an insurance agency located in Sanford, North Carolina, which is primarily responsible for the increases in commissions from financial product sales in the accompanying tables.

•	On May 5, 2016, the Company completed the acquisition of a firm that specializes in providing consulting services for financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. We recorded $1.9 million in SBA consulting fees from the date of the acquisition through September 30, 2016.

•	In the third quarter of 2016, we launched a national SBA lending division. This division offers SBA loans to small business owners throughout the United States. During the third quarter of 2016, this division originated $11.3 million of SBA loans and earned $694,000 from gains on the sales of the guaranteed portions of these loans.

As discussed previously, in the third quarter of 2016, we recorded an expense of $5.7 million associated with the termination of its FDIC loss share agreements, which is reflected in the line item “FDIC indemnification asset expense, net” in the Consolidated Statements of Income. Accordingly, all future losses and recoveries associated with the failed bank assets will be borne solely by the Company.

Index

In the third quarter of 2016, we also recorded a net gain of $1.4 million as a result of the branch exchange, and is included in the line item “Other gains (losses)” in the Consolidated Statements of Income.

Noninterest Expenses and Tax Expense

Noninterest expenses amounted to $27.7 million in the third quarter of 2016 compared to $24.6 million recorded in the third quarter of 2015. Noninterest expenses for the nine months ended September 30, 2016 amounted to $78.6 million compared to $72.6 million recorded in the first nine months of 2015.

Salaries expense increased to $13.4 million in the third quarter of 2016 from the $12.4 million recorded in the third quarter of 2015. Salaries expense for the nine months ended September 30, 2016 amounted to $37.5 million compared to $35.5 million in 2015. The primary reason for increases in salaries expense is due to growth initiatives discussed previously.

Merger and acquisition expenses amounted to $0.6 million and $1.3 million, respectively, for the quarter and nine months ended September 30, 2016, compared to none in the comparable periods in 2015.

Our effective tax rate increased from approximately 34% in the second quarter of 2016 to approximately 40% in the third quarter of 2016 due to tax matters associated with the branch exchange.

Balance Sheet and Capital

Total assets at September 30, 2016 amounted to $3.5 billion, an 8.1% increase from a year earlier. Total loans at September 30, 2016 amounted to $2.7 billion, a 6.8% increase from a year earlier, and total deposits amounted to $2.9 billion at September 30, 2016, a 7.5% increase from a year earlier.

The $170 million increase in loans at September 30, 2016 compared to a year earlier is primarily related to ongoing internal initiatives to drive loan growth, including the Company’s expansion into higher growth markets.

Total deposits increased $203.1 million at September 30, 2016 compared to September 30, 2015, which was driven by a $194 million increase, or 9.6%, in checking, money market and savings accounts. Retail time deposits declined by $91 million, or 14.1%, over this same period, while deposits obtained from brokers increased $101 million, or 216%.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at September 30, 2016 of 13.49% compared to the 10.00% minimum to be considered well-capitalized. Our Company’s tangible common equity to tangible assets ratio was 8.03% at September 30, 2016, a decrease of 24 basis points from a year earlier.

Note Regarding Components of Earnings

For the periods presented, our results of operations were significantly affected by the accounting for two FDIC-assisted failed bank acquisitions. In the discussion above and in the accompanying tables, the term “covered” is used to describe assets that were included in FDIC loss share agreements, while the term “non-covered” refers to legacy assets, which are not included in any type of loss share arrangement. As discussed previously, all loss share agreements were terminated in the third quarter of 2016 and thus the entire loan portfolio is now classified as non-covered. Certain prior period disclosures will continue to present the breakout of the loan portfolio between covered and non-covered.

Certain covered loans continued to have an unaccreted discount associated with them at the time of transfer to non-covered status. Such loans that experience favorable changes in credit quality compared to what was expected at the acquisition date, including loans that pay off, will continue to result in positive adjustments to interest income being recorded over the life of the respective loan – also referred to as loan discount accretion.

For periods prior to July 1, 2016, because favorable changes in covered assets resulted in lower expected FDIC claims, and unfavorable changes in covered assets resulted in higher expected FDIC claims, the FDIC indemnification asset was adjusted to reflect those expectations. The net increase or decrease in the indemnification asset was reflected within noninterest income, with the net impact being that pretax income was generally only impacted by 20% of the income or expense associated with provisions for loan losses on covered loans, discount accretion, and losses from covered foreclosed properties.

Index

RESULTS OF OPERATIONS

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income amounted to $30.4 million for both the third quarter of 2016 and 2015. Net interest income on a tax-equivalent basis for the three month period ended September 30, 2016 amounted to $30.9 million compared to $30.8 million for the third quarter of 2015. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended September 30,
($ in thousands)	2016	2015
Net interest income, as reported	$30,354	$30,386
Tax-equivalent adjustment	534	419
Net interest income, tax-equivalent	$30,888	$30,805

Net interest income for the nine month period ended September 30, 2016 amounted to $92.1 million, an increase of $2.4 million, or 2.7%, from the $89.7 million recorded for the same period of 2015. Net interest income on a tax-equivalent basis for the nine month period ended September 30, 2016 amounted to $93.6 million, an increase of $2.7 million, or 3.0%, from the $90.9 million recorded in the comparable period of 2015.

	Nine Months Ended September 30,
($ in thousands)	2016	2015
Net interest income, as reported	$92,087	$89,694
Tax-equivalent adjustment	1,510	1,211
Net interest income, tax-equivalent	$93,597	$90,905

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three and nine months ended September 30, 2016, net interest income was positively impacted by growth in loans, while negatively impacted by a lower interest margin.

Index

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended September 30,
	2016			2015
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,635,707	4.52%	$29,919	$2,453,580	4.83%	$29,863
Taxable securities	296,873	2.26%	1,688	314,816	2.10%	1,670
Non-taxable securities (2)	49,371	7.81%	969	52,299	6.63%	874
Short-term investments, principally federal funds	145,268	0.58%	213	130,943	0.43%	142
Total interest-earning assets	3,127,219	4.17%	32,789	2,951,638	4.38%	32,549

Cash and due from banks	60,951			60,261
Premises and equipment	77,117			75,127
Other assets	178,450			157,489
Total assets	$3,443,737			$3,244,515

Liabilities
Interest bearing checking	$584,232	0.06%	$92	$568,901	0.06%	$81
Money market deposits	642,201	0.18%	283	578,751	0.13%	187
Savings deposits	205,044	0.05%	26	186,745	0.05%	24
Time deposits >$100,000	400,043	0.65%	657	395,597	0.66%	657
Other time deposits	259,215	0.30%	196	316,005	0.39%	308
Total interest-bearing deposits	2,090,735	0.24%	1,254	2,045,999	0.24%	1,257
Borrowings	228,273	1.13%	647	177,026	1.09%	487
Total interest-bearing liabilities	2,319,008	0.33%	1,901	2,223,025	0.31%	1,744

Noninterest bearing checking	732,520			634,672
Other liabilities	26,456			17,319
Shareholders’ equity	365,753			369,499
Total liabilities and shareholders’ equity	$3,443,737			$3,244,515

Net yield on interest-earning assets and net interest income		3.93%	$30,888		4.14%	$30,805
Interest rate spread		3.85%			4.07%

Average prime rate		3.50%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $534,000 and $419,000 in 2016 and 2015, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Nine Months Ended September 30,
	2016			2015
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,576,605	4.68%	$90,301	$2,411,462	4.89%	$88,257
Taxable securities	304,669	2.40%	5,472	302,640	2.07%	4,693
Non-taxable securities (2)	50,221	7.51%	2,822	52,525	6.58%	2,586
Short-term investments, principally federal funds	142,156	0.58%	612	154,753	0.45%	523
Total interest-earning assets	3,073,651	4.31%	99,207	2,921,380	4.40%	96,059

Cash and due from banks	57,943			63,563
Premises and equipment	76,339			75,531
Other assets	175,302			152,311
Total assets	$3,383,235			$3,212,785

Liabilities
Interest bearing checking	$585,052	0.06%	$284	$563,279	0.06%	$245
Money market deposits	652,017	0.17%	846	569,589	0.12%	528
Savings deposits	197,204	0.05%	74	183,909	0.05%	69
Time deposits >$100,000	394,403	0.65%	1,931	420,939	0.71%	2,236
Other time deposits	277,123	0.35%	725	328,823	0.40%	977
Total interest-bearing deposits	2,105,799	0.24%	3,860	2,066,539	0.26%	4,055
Borrowings	200,427	1.17%	1,750	138,152	1.06%	1,099
Total interest-bearing liabilities	2,306,226	0.32%	5,610	2,204,691	0.31%	5,154

Noninterest bearing checking	695,718			605,892
Other liabilities	23,350			16,745
Shareholders’ equity	357,941			385,457
Total liabilities and shareholders’ equity	$3,383,235			$3,212,785

Net yield on interest-earning assets and net interest income		4.07%	$93,597		4.16%	$90,905
Interest rate spread		3.99%			4.09%

Average prime rate		3.50%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $1.5 million and $1.2 million in 2016 and 2015, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the third quarter of 2016 were $2.636 billion, which was $182 million, or 7.4%, higher than the average loans outstanding for the third quarter of 2015 ($2.454 billion). Average loans for the nine months ended September 30, 2016 were $2.577 billion, which was 6.8% higher than the average loans outstanding for the nine months ended September 30, 2015 ($2.411 billion). The higher amount of average loans outstanding in 2016 is due to loan growth initiatives, including expansion into higher growth markets, improved loan demand in our market areas, as well as the hiring of several experienced bankers during 2015 and 2016.

The mix of our loan portfolio remained substantially the same at September 30, 2016 compared to December 31, 2015, with approximately 89% of our loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 2% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the third quarter of 2016 were $2.823 billion, which was $143 million, or 5.3%, higher than the average deposits outstanding for the third quarter of 2015 ($2.681 billion). Average deposits outstanding for the nine months ended September 30, 2016 were $2.802 billion, which was 4.8% higher than the average deposits outstanding for the nine months ended September 30, 2015 ($2.672 billion).

Average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $1.923 billion for the first nine months of 2015 to $2.130 billion for the first nine months of 2016, representing growth of $207 million, or 10.8%. With the growth of our transaction deposit accounts, we were able to further reduce our reliance on higher cost sources of funding, specifically time deposits. Average time deposits declined from $750 million for the first nine months of 2015 to $672 million for the first nine months of 2016, a decrease of $78 million, or 10.4%. Average borrowings increased from $138 million for the first nine months of 2015 to $200 million for the first nine months of 2016, which helped support loan growth. Although the favorable change in our deposit funding mix benefitted our cost of funds by approximately two basis points in the first nine months of 2016, the benefit was offset by the increased costs associated with our higher levels of borrowings. Our cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.25% for both the first nine months of 2016 and 2015.

Index

See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) in the third quarter of 2016 was 3.93% compared to 4.14% for the third quarter of 2015. For the nine month period ended September 30, 2016, the Company’s net interest margin was 4.07% compared to 4.16% for the same period in 2015. The lower margins in 2016 were primarily due to lower loan yields, which have been impacted by the continued low interest rate environment and competition for loans.

Our net interest margin benefits from the net accretion of purchase accounting premiums/discounts associated with acquired loans. However, lower loan discount accretion in 2016 also had an impact on the lower margins compared to the prior year. Loan discount accretion amounted to $0.8 million in the third quarter of 2016, compared to $1.2 million in the third quarter of 2015. For the first nine months of 2016, loan discount accretion amounted to $3.6 million compared to $3.9 million for the first nine months of 2015. The unaccreted discount amount on acquired loans which has resulted primarily from the failed-bank acquisitions, continues to decline, amounting to $13.2 million at September 30, 2016 compared to unaccreted loan discount of $16.2 million at September 30, 2015.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded no provision for loan losses in the third quarter of 2016 compared to a negative provision of $1.4 million in the third quarter of 2015. For the nine months ended September 30, 2016, we recorded a negative provision for loan losses of $23,000 compared to a negative provision of $0.7 million in the same period of 2015.

For periods prior to the third quarter of 2016, our provision for loan losses was disclosed in separate line items between covered loans and non-covered loans. Generally, the Company had recorded provisions for loan losses on non-covered loans as a result of net charge-offs and loan growth, while significant recoveries in our previously covered loan portfolios resulted in negative provisions for loan losses. Upon the termination of the FDIC loss share agreements effective July 1, 2016, all loans are classified as non-covered and the allowance for loan losses balances were combined.

Our provision for loan loss levels have been impacted by continued improvement in asset quality. Nonperforming assets amounted to $70.2 million at September 30, 2016, a decrease of 23.4% from the $91.7 million one year earlier. The Company’s nonperforming assets to total assets ratio was 1.98% at September 30, 2016 compared to 2.80% at September 30, 2015. Annualized net charge-offs as a percentage of average loans for the three and nine months ended September 30, 2016 were 0.06% and 0.15%, respectively, compared to 0.10% and 0.55%, respectively, for the comparable periods of 2015.

Total noninterest income was $5.2 million and $3.5 million for the three months ended September 30, 2016 and September 30, 2015, respectively. For the nine months ended September 30, 2016, noninterest income amounted to $16.1 million compared to $13.0 million for the nine months ended September 30, 2015.

As presented in the table below, core noninterest income for the third quarter of 2016 was $9.8 million, an increase of 34.2% from the $7.3 million reported for the third quarter of 2015. For the first nine months of 2016, core noninterest income amounted to $25.3 million, a 15.5% increase from the $21.9 million recorded in the comparable period of 2015. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgages, iv) commissions from financial product sales, v) SBA consulting fees, vi) SBA loan sale gains, and vii) bank-owned life insurance income.

Index

The following table presents our core noninterest income for the three and nine month periods ending September 30, 2016 and 2015, respectively.

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Service charges on deposit accounts	$2,710	2,951	7,960	8,724
Other service charges, commissions, and fees	2,996	2,778	8,869	8,091
Fees from presold mortgages	710	481	1,491	2,020
Commissions from sales of insurance and financial products	969	691	2,844	1,917
SBA consulting fees	1,178	—	1,898	—
SBA loan sale gains	694	—	694	—
Bank-owned life insurance income	514	382	1,526	1,136
Core noninterest income	$9,771	7,283	25,282	21,888

As shown in the table above, service charges on deposit accounts decreased from $3.0 million in the third quarter of 2015 to $2.7 million in the third quarter of 2016. For the nine months ended September 30, 2016, service charges on deposit accounts amounted to $8.0 million, which is a $0.8 million decrease from the $8.7 million recorded in the comparable period of 2015. Fewer instances of fees earned from customers overdrawing their accounts have impacted this line item, as well as more customers meeting the requirements to have the monthly services charges waived on their checking accounts.

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

Fees from presold mortgages increased to $0.7 million for the third quarter of 2016 from $0.5 million in the third quarter of 2015. For the first nine months of 2016, fees from presold mortgages declined to $1.5 million from the $2.0 million recorded in the comparable period of 2015. These declines were due to fewer mortgage loan originations.

Commissions from sales of insurance and financial products amounted to $1.0 million and $0.7 million for the third quarters of 2016 and 2015, respectively. For the nine months ended September 30, 2016, commissions from sales of insurance and financial products amounted to $2.8 million compared to $1.9 million in the comparable period of 2015. This line item includes property and casualty insurance commissions, which have increased due to our January 1, 2016 acquisition of Bankingport, Inc., an insurance agency located in Sanford, North Carolina. See Note 4 to the consolidated financial statements for additional information.

The primary reason for the increases in core noninterest income for the three and nine months ended September 30, 2016 was the addition of SBA consulting fees and SBA loan sale gains during the third quarter of 2016. On May 5, 2016, we completed the acquisition of a firm that specializes in consulting with financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. We recorded $1.9 million in SBA consulting fees related to this business from the date of the acquisition through September 30, 2016. In the third quarter of 2016, we launched a national SBA lending division offering SBA loans to small business owners throughout the United States. The SBA division originated $11.3 million of SBA loans and earned $694,000 from gains on the sales of the guaranteed portions of these loans during the quarter.

Bank-owned life insurance income increased from $0.4 million in the third quarter of 2015 to $0.5 million in the third quarter of 2016. For the nine months ended September 30, 2016, bank-owned life insurance income amounted to $1.5 million compared to $1.1 million for the nine months ended September 30, 2015. In the fourth quarter of 2015, we purchased $15 million in additional bank owned life insurance, which has resulted in increased income since the purchase.

Within the noncore components of noninterest income, we recorded net losses on foreclosed properties of $0.3 million and $0.9 million in the quarters ended September 30, 2016 and 2015, respectively, and net losses of $0.2 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively. Losses on foreclosed properties have generally declined as a result of significantly lower levels of foreclosed properties held by the Company and stabilization in property values.

Index

As discussed previously, in the third quarter of 2016, we recorded an expense of $5.7 million associated with the termination of its FDIC loss share agreements, which is reflected in the line item “FDIC indemnification asset expense, net” on the Consolidated Statements of Income. Accordingly, all future losses and recoveries associated with the failed bank assets will be borne solely by the Company. For the nine months ended September 30, 2016, indemnification asset expense amounted to $10.3 million compared to $7.1 million in indemnification asset expense for the same period of 2015, with the increase being related to the write-off of the remaining FDIC indemnification asset balance upon termination of the loss share agreements.

Noninterest expenses amounted to $27.7 million in the third quarter of 2016 compared to $24.6 million recorded in the third quarter of 2015. Noninterest expenses for the nine months ended September 30, 2016 amounted to $78.6 million compared to $72.6 million recorded in the first half of 2015.

Salaries expense increased to $13.4 million in the third quarter of 2016 from the $12.4 million recorded in the third quarter of 2015. Salaries expense for the first nine months of 2016 amounted to $37.5 million compared to $35.5 million in 2015. Employee benefits expense was $2.6 million in the third quarter of 2016 compared to $2.2 million in the third quarter of 2015. For the first nine months of 2016, employee benefits expense amounted to $7.9 million compared to $6.7 million for the same period of 2015. The primary reason for increases in salaries expense and employee benefit expense is the aforementioned 2016 acquisitions of an insurance agency and an SBA consulting firm, as well as personnel expense associated with the SBA lending division and our recent expansion into Greensboro, Raleigh and Charlotte, all in North Carolina.

The combined amount of occupancy and equipment expense did not vary significantly when comparing 2016 to 2015, amounting to $2.9 million and $2.7 million in the third quarter of 2016 and 2015, respectively, and $8.5 million and $8.3 million in the first nine months of 2016 and 2015, respectively, with the increases primarily due to our recent expansion efforts.

Merger and acquisition expenses amounted to $0.6 million and $1.3 million for the three and nine months ended September 30, 2016, respectively, compared to none in the comparable periods in 2015.

Other operating expenses amounted to $7.8 million and $7.1 million for the third quarter of 2016 and 2015, and $22.7 million in the first nine months of 2016 compared to $21.6 million in the first nine months of 2015. The increase was primarily due to expenses associated with the growth initiatives previously discussed, as well as higher credit card and debit card fraud losses in 2016.

For the third quarter of 2016, the provision for income taxes was $3.1 million, an effective tax rate of 40.0%, compared to $3.7 million for the same period of 2015, which is an effective tax rate of 34.5%. For the first nine months of 2016, the provision for income taxes was $10.4 million, an effective tax rate of 35.2%, compared to $10.6 million for the same period of 2015, which was an effective tax rate of 34.4%. Tax matters associated with the branch exchange during the third quarter contributed to the increase in effective tax rate for the periods in 2016.

We accrued total preferred stock dividends of $58,000 and $137,000 in the three month periods ended September 30, 2016 and 2015, respectively, and $175,000 and $566,000 in the nine month periods ended September 30, 2016 and 2015, respectively. The decrease in 2016 is due to our 2015 redemption of preferred stock associated with our prior participation in the U.S. Treasury’s Small Business Lending Fund.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $0.2 million during the third quarter of 2016 compared to other comprehensive income of $0.3 million during the third quarter of 2015. During the nine months ended September 30, 2016 and 2015, we recorded other comprehensive income of $2.0 million and other comprehensive loss of $0.1 million, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease, which has occurred in 2016. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at September 30, 2016 amounted to $3.5 billion, an 8.1% increase from a year earlier. Total loans at September 30, 2016 amounted to $2.7 billion, a 6.8% increase from a year earlier, and total deposits amounted to $2.9 billion at September 30, 2016, a 7.5% increase from a year earlier.

As previously discussed, all FDIC loss share agreements were terminated effective July 1, 2016 and, accordingly, assets previously covered under those agreements become non-covered on that date and all future losses and recoveries on loans and foreclosed real estate associated with the failed banks acquired through FDIC-assisted transactions will be borne solely by us. Prior to July 1, 2016, the loss share provisions associated with two agreements expired in accordance with their respective terms. Specifically, on July 1, 2014, the loss share provisions associated with non-single family assets related to a 2009 failed bank acquisition expired and on April 1, 2016, the loss share provisions associated with non-single family assets related to the 2011 failed bank acquisition expired.

In the information presented, the term “covered” is used to describe assets that were included in FDIC loss share agreements, while the term “non-covered” refers to the Company’s legacy assets, which are not included in any type of loss share arrangement. With the termination of all loss share agreements, the entire loan portfolio is now classified as non-covered. Certain prior period disclosures in the tables and discussion that follows will continue to present the breakout of the loan portfolio between covered and non-covered.

During the nine months ended September 30, 2016, as a result of both the expired agreement and the terminated loss-share agreements, loans with carrying values totaling $96.1 million were reclassified as non-covered. Included in total loans transferred were $7.0 million of loans on nonaccrual status. Foreclosed real estate transferred from covered to non-covered during the year was $1.6 million.

The following table presents information regarding the nature of changes in our levels of loans and deposits for the twelve months ended September 30, 2016 and for the first nine months of 2016.

October 1, 2015 to September 30, 2016	Balance at beginning of period	Internal Growth, net	Net Impact of Branch Exchange (1)	Balance at end of period	Total percentage growth	Internal percentage growth

Total loans	$2,481,703	168,242	1,514	2,651,459	6.8%	6.8%

Deposits – Noninterest bearing checking	635,287	107,811	6,158	749,256	17.9%	17.0%
Deposits – Interest bearing checking	609,908	(12,603)	(4,240)	593,065	(2.8)%	(2.1)%
Deposits – Money market	581,644	85,521	(8,999)	658,166	13.2%	14.7%
Deposits – Savings	187,607	11,692	8,195	207,494	10.6%	6.2%
Deposits – Brokered	46,692	100,714	—	147,406	215.7%	215.7%
Deposits – Time>$100,000	338,214	(23,457)	(8,716)	306,041	(9.5)%	(6.9)%
Deposits – Time<$100,000	308,401	(43,670)	(15,319)	249,412	(19.1)%	(14.2)%
Total deposits	$2,707,753	226,008	(22,921)	2,910,840	7.5%	8.3%

January 1, 2016 to September 30, 2016
Total loans	$2,518,926	131,019	1,514	2,651,459	5.3%	5.2%

Deposits – Noninterest bearing checking	659,038	84,060	6,158	749,256	13.7%	12.8%
Deposits – Interest bearing checking	626,878	(29,573)	(4,240)	593,065	(5.4)%	(4.7)%
Deposits – Money market	636,692	30,473	(8,999)	658,166	3.4%	4.8%
Deposits – Savings	186,616	12,683	8,195	207,494	11.2%	6.8%
Deposits – Brokered	76,412	70,994	—	147,406	92.9%	92.9%
Deposits – Time>$100,000	329,819	(15,062)	(8,716)	306,041	(7.2)%	(4.6)%
Deposits – Time<$100,000	295,830	(31,099)	(15,319)	249,412	(15.7)%	(10.5)%
Total deposits	$2,811,285	122,476	(22,921)	2,910,840	3.5%	4.4%

(1)       On July 15, 2016, the Company completed a branch exchange with First Community Bank, headquartered in Bluefield, Virginia. The Company exchanged its seven branches in Virginia for six of First Community Bank’s branches in North Carolina, acquiring $152.2 million in loans and $111.3 million in deposits, while selling $150.6 million in loans and $134.3 million in deposits. This column reflects the net difference in what we received compared to what we sold.

Index

As derived from the table above, for the twelve months preceding September 30, 2016, organic loan growth was $168 million, or 6.8%. For the first nine months of 2016, we experienced internal growth in our loan portfolio of $131 million, which is 5.2% increase, or 6.9% on an annualized basis, while the branch exchange transaction contributed an additional $1.5 million in loan growth during that same period. We expect continued growth in our loan portfolio in 2016 as we have recently expanded into higher growth market areas, and we had experienced bankers join our Company over the past one to two years.

The mix of our loan portfolio remains substantially the same at September 30, 2016 compared to December 31, 2015. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan. Note 8 to the consolidated financial statements presents additional detailed information regarding our mix of loans.

For both the nine and twelve month periods ended September 30, 2016, we experienced net internal growth in total deposits, with organic growth more than offsetting the net decrease in deposits resulting from branch exchange transaction. Increases in transaction deposit account balances (checking, money market, and savings) offset the declines in time deposits. Due to the low interest rate environment, some of our customers are shifting their funds from time deposits into transaction accounts, which do not pay a materially lower interest rate, while being more liquid.

While retail deposits (non-brokered) have experienced growth over recent periods, the loan growth we have experienced has exceeded the retail deposit growth. This is largely associated with our recent growth and expansion into the larger markets of North Carolina – Charlotte, Greensboro and Raleigh. When initially entering markets such as these, our experience has been that we are able to capture loan market share faster than deposit market share. This imbalance has resulted in higher use of brokered deposits and borrowings to fund the loan growth. Total brokered deposits amounted to $147.4 million at September 30, 2016, which is a 216% increase from the $46.7 million outstanding a year earlier. Borrowings have increased from $176 million to $236 million over that same period.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the nine months ended September 30, 2016	As of/for the year ended December 31, 2015	As of/for the nine months ended September 30, 2015

Nonperforming assets
Nonaccrual loans	$32,796	47,810	47,720
Restructured loans - accruing	27,273	31,489	33,075
Accruing loans > 90 days past due	—	—	—
Total nonperforming loans	60,069	79,299	80,795
Foreclosed real estate	10,103	9,994	10,873
Total nonperforming assets	$70,172	89,293	91,668
Total covered nonperforming assets included above (1)	$—	12,100	10,767
Asset Quality Ratios
Net quarterly charge-offs to average loans - annualized	0.15%	0.46%	0.55%
Nonperforming loans to total loans	2.27%	3.15%	3.26%
Nonperforming assets to total assets	1.98%	2.66%	2.80%
Allowance for loan losses to total loans	0.93%	1.13%	1.21%
Allowance for loan losses to nonperforming loans	40.91%	36.04%	37.20%

(1)  All FDIC loss share agreements were terminated effective July 1, 2016 and, accordingly, assets previously covered under those agreements become non-covered on that date.

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

At September 30, 2016, total nonaccrual loans amounted to $32.8 million, compared to $47.8 million at December 31, 2015 and $47.7 million at September 30, 2015. Nonaccrual loans have generally declined in recent years as our local economies have improved, and we continue to focus on resolving our problem assets.

“Restructured loans – accruing”, or troubled debt restructurings (TDRs), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At September 30, 2016, total accruing TDRs amounted to $27.3 million, compared to $31.5 million at December 31, 2015 and $33.1 million at September 30, 2015.

Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $10.1 million at September 30, 2016, $10.0 million at December 31, 2015, and $10.9 million at September 30, 2015. Generally, we have experienced decreases in foreclosed real estate over the past several years primarily due to increased property sales activity, particularly along the North Carolina coast, which is where a significant portion of our foreclosed properties are located, and the improvement in our overall asset quality.

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial, and agricultural	$2,253	2,964	2,914
Real estate – construction, land development & other land loans	3,858	4,704	6,471
Real estate – mortgage – residential (1-4 family) first mortgages	17,989	23,829	21,182
Real estate – mortgage – home equity loans / lines of credit	2,441	3,525	3,263
Real estate – mortgage – commercial and other	6,151	12,571	13,616
Installment loans to individuals	104	217	274
Total	$32,796	47,810	47,720

Total covered nonperforming assets included above	$—	7,816	5,373

The table above indicates decreases in most categories of nonaccrual loans. The decreases reflect stabilization in most of our market areas and our increased focus on the resolution of our nonperforming assets.

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At September 30, 2016	At December 31, 2015	At September 30, 2015
Vacant land	$3,324	3,867	4,546
1-4 family residential properties	4,538	3,789	4,106
Commercial real estate	2,241	2,338	2,221
Total foreclosed real estate	$10,103	9,994	10,873

Total covered foreclosed real estate included above	$—	806	1,569

Index

The following table presents geographical information regarding our nonperforming assets, including nonaccrual loans, restructured loans, and foreclosed real estate, at September 30, 2016.

	As of September 30, 2016
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate

Region (1)
Eastern Region (NC)	$16,862	$700,000	2.4%	$1,249
Triangle Region (NC)	14,578	810,000	1.8%	2,584
Triad Region (NC)	12,233	416,000	2.9%	615
Charlotte Region (NC)	1,608	192,000	0.8%	416
Southern Piedmont Region (NC)	7,025	283,000	2.5%	1,517
Western Region (NC)	703	88,000	0.8%	1,055
South Carolina Region	1,653	128,000	1.3%	707
Virginia Region	5,407	14,000	38.6%	1,960
Other	—	20,000	0.0%	—
Total	$60,069	$2,651,000	2.3%	$10,103

(1)	The counties comprising each region are as follows:

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

Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland

Western North Carolina Region - Buncombe

South Carolina Region - Chesterfield, Dillon, Florence

Virginia Region - Wythe, Washington, Montgomery, Roanoke

As previously discussed, we completed a branch exchange with First Community Bank, headquartered in Bluefield, Virginia during the third quarter of 2016. The Company exchanged its seven branches in Virginia (included in our Virginia region) for six of First Community Bank’s branches in North Carolina, with four locations in Winston-Salem (the Triad Region) and one each in Mooresville and Huntersville (our Charlotte region). In the exchange, we acquired $152.2 million in performing loans, while selling $150.6 million in performing loans – adversely classified and nonperforming loans were excluded from the exchange.

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

We recorded no provision for loan losses in the third quarter of 2016 compared to a negative provision (reduction of the allowance for loan losses) of $1.4 million in the third quarter of 2015. For the nine months ended September 30, 2016, we recorded a negative provision for loan losses of $23,000 compared to a negative provision of $0.7 million in the same period of 2015.

For periods prior to the third quarter of 2016, the Company’s provision for loan losses was disclosed in separate line items between covered loans and non-covered loans. Generally, we had recorded provisions for loan losses on non-covered loans as a result of net charge-offs and loan growth, while significant recoveries in our previously covered loan portfolios resulted in negative provisions for loan losses. Upon the termination of the FDIC loss share agreements effective July 1, 2016, all loans are classified as non-covered.

Index

For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries, and additions to the allowance for loan losses that have been charged to expense.

($ in thousands)	Nine Months Ended September 30,	Twelve Months Ended December 31,	Nine Months Ended September 30,
	2016	2015	2015
Loans outstanding at end of period	$2,651,459	2,518,926	2,481,703
Average amount of loans outstanding	$2,576,605	2,434,602	2,411,462

Allowance for loan losses, at beginning of year	$28,583	40,626	40,626
Provision for loan losses – non-covered	2,109	2,008	1,372
Provision (reversal) for loan losses – covered	(2,132)	(2,788)	(2,109)
Total provision (reversal) for loan losses	(23)	(780)	(737)
	28,560	39,846	39,889
Loans charged off:
Commercial, financial, and agricultural	(1,273)	(3,039)	(2,885)
Real estate – construction, land development & other land loans	(638)	(3,616)	(3,232)
Real estate – mortgage – residential (1-4 family) first mortgages	(3,461)	(5,145)	(4,110)
Real estate – mortgage – home equity loans / lines of credit	(970)	(1,117)	(772)
Real estate – mortgage – commercial and other	(933)	(3,103)	(2,610)
Installment loans to individuals	(741)	(2,411)	(1,998)
Total charge-offs	(8,016)	(18,431)	(15,607)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	614	934	781
Real estate – construction, land development & other land loans	2,066	3,599	3,063
Real estate – mortgage – residential (1-4 family) first mortgages	820	678	551
Real estate – mortgage – home equity loans / lines of credit	217	143	129
Real estate – mortgage – commercial and other	1,052	1,390	928
Installment loans to individuals	312	424	321
Total recoveries	5,081	7,168	5,773
Net charge-offs	(2,935)	(11,263)	(9,834)
Allowance removed related to sold loans	(1,050)	—	—
Allowance for loan losses, at end of period	$24,575	28,583	30,055

Covered net recoveries included above	$1,713	2,306	1,728

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.15%	0.46%	0.55%
Allowance for loan losses as a percent of loans at end of period	0.93%	1.13%	1.21%

The provision for loan losses on non-covered loans amounted to $2.1 million and $1.4 million for the first nine months of 2016 and 2015, respectively. In 2015, a prolonged period of stable and improving loan quality trends resulted in lower provision for loan losses that was needed to adjust our allowance for loan losses to the appropriate amount. This was because our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. In 2015, periods of high net charge-offs we experienced during the peak of the recession dropped out of the analysis and were replaced by the more modest levels of net charge-offs recently experienced. This had the impact of bringing our overall allowance for loan loss level down to a more normalized level following the elevated amounts we maintained during and immediately following the recession. Beginning in the first quarter of 2016, the periods aging out of the analysis are more similar to recent periods, and thus our provision for loan losses to correlate more closely with loan growth, charge-offs and other changes in overall loan quality, which led to higher provisions in the first half of 2016 compared to 2015, which was largely associated with loan growth. In the third quarter of 2016, continued improvement in asset quality and a low level of net charge-off (0.06% on an annualized basis) resulted in the Company not recording a provision for loan losses during the quarter.

Index

We recorded negative provisions for loan losses on previously covered loans of $2.1 million for both the nine months ended September 30, 2016 and 2015. Each of the nine months ended September 30, 2016 and 2015 experienced $1.7 million in net loan recoveries (recoveries, net of charge-offs), which resulted in the negative provision for both periods.

As shown in the above table, for the first nine months of 2016, we recorded $2.9 million in total net charge-offs, compared to $9.8 million for the comparable period of 2015. In the third quarter of 2016, we recorded $397,000 in net charge-offs compared to $621,000 in the third quarter of 2015.

The allowance for loan losses amounted to $24.6 million at September 30, 2016, compared to $28.6 million at December 31, 2015 and $30.1 million at September 30, 2015. The ratio of our allowance to total loans has declined from 1.21% at September 30, 2015 to 0.93% at September 30, 2016 as a result of the factors discussed above that impacted our provision for loan losses.

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

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at September 30, 2016, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2015.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following four sources - 1) an approximately $617 million line of credit with the Federal Home Loan Bank (of which $190 million was outstanding at September 30, 2016), 2) a $35 million federal funds line with a correspondent bank (of which none was outstanding at September 30, 2016), and 3) an approximately $105 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at September 30, 2016). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $190 million and $193 million at September 30, 2016 and 2015, respectively, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $377 million at September 30, 2016 compared to $429 million at December 31, 2015.

Our overall liquidity has been stable over the past year. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 19.4% at September 30, 2015 to 19.6% at September 30, 2016.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

Index

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2016, and have no current plans to do so.

Capital Resources

We are regulated by the Board of Governors of the Federal Reserve Board (the “FED”) and are subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. Our banking subsidiary is also regulated by the North Carolina Office of the Commissioner of Banks. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

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

The capital standards require us to maintain minimum ratios of “Common Equity Tier 1” capital to total risk-weighted assets, “Tier 1” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common Equity Tier 1 capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital is comprised of Common Equity Tier 1 capital plus Additional Tier 1 Capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FED regulations.

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

Index

At September 30, 2016, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	September 30, 2016	December 31, 2015	September 30, 2015

Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	10.67%	11.22%	11.33%
Minimum required Common equity Tier 1 capital	4.50%	4.50%	4.50%

Tier I capital to Tier 1 risk weighted assets	12.57%	13.30%	14.76%
Minimum required Tier 1 capital	6.00%	6.00%	6.00%

Total risk-based capital to Tier II risk weighted assets	13.49%	14.45%	15.99%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	10.22%	10.38%	11.31%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At September 30, 2016, our bank subsidiary exceeded the minimum ratios established by the regulatory authorities.

The primary reason for the decline in our Tier I Risk-Based, Total Risk-Based, and Leverage ratios from September 30, 2015 is the redemption of $31.5 million in preferred stock in the second half of 2015 (see Note 15 to the Consolidated Financial Statements for more information on this transaction). Our capital ratios were also impacted inn 2016 as a result of the previously mentioned acquisitions, as well as the asset growth experienced.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 8.03% at September 30, 2016 compared to 8.13% at December 31, 2015 and 8.27% at September 30, 2015.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On August 17, 2016, First Bank opened its first full service branch in Charlotte, North Carolina. The branch is located in the Rotunda Building in Southpark. First Bank had opened a loan production office in Charlotte in December 2013. This follows First Bank’s opening of loan production offices earlier in 2016 in Greensboro and Raleigh, North Carolina, and continues the bank’s initiative to expand into larger markets.

•	On July 15, 2016, the Company completed the sale of its seven First Bank branches located in Virginia to First Community Bank while purchasing six of that bank’s branches located in North Carolina. Four of the six branches acquired were in Winston-Salem, with the other two branches being in the Charlotte-metro markets of Mooresville and Huntersville.

•	On June 21, 2016, the Company announced that it had reached an agreement to acquire Carolina Bank Holdings, Inc. headquartered in Greensboro, North Carolina. The merger consideration is a combination of cash and stock, with each share of Carolina Bank Holdings, Inc. common stock being exchanged for either $20.00 in cash or 1.002 shares of First Bancorp stock, subject to the total consideration being 75% stock / 25% cash. This transaction is subject to regulatory approval and is expected to be completed during the fourth quarter of 2016 or first quarter of 2017.

•	On September 15, 2016, the Company announced a quarterly cash dividend of $0.08 cents per share payable on October 25, 2016 to shareholders of record on September 30, 2016. This is the same dividend rate as the Company declared in the second quarter of 2015.

Index

•	On September 22, 2016, the Company announced that, effective July 1, 2016, the Company terminated all loss share agreements with the FDIC such that all future losses and recoveries associated with failed bank assets will be borne solely by First Bank. As a result of the termination of the agreements, the Company recorded indemnification asset expense of $5.7 million during the three months ended September 30, 2016, which primarily relates to the write-off of the remaining indemnification asset associated with the agreements.

Index

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first nine months of 2016. At September 30, 2016, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.07% (currently being realized in 2016) to a high of 4.92% (realized in 2013). During that five year period, the prime rate of interest was consistently 3.25% until the rate increased to 3.50% on December 17, 2015. The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At September 30, 2016, approximately 74% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at September 30, 2016, we had approximately $984 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2016 are deposits totaling $1.5 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

Index

While there have been periods in the last few years that the yield curve has steepened somewhat, it currently remains relatively flat. This flat yield curve and the intense competition for high-quality loans in our market areas have limited our ability to charge higher rates on loans, and thus we continue to experience downward pressure on our loan yields and net interest margin.

As it relates to deposits, the Federal Reserve made no changes to the short term interest rates it sets directly from 2008 until mid-December 2015, and since that time we have been able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as short-term rates approached zero and with the Federal Reserve recently increasing short-term interest rates by 25 bps, it is likely that our funding costs will not decline any further in the foreseeable future.

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related primarily to our failed banks acquired through FDIC-assisted transactions. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans, which amounted to $0.8 million and $1.2 million for the third quarters of 2016 and 2015, respectively, and $3.6 million and $3.9 million in the first nine months of 2016 and 2015, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. However, with the remaining loan discount on acquired accruing loans having naturally declined since inception, amounting to only $12.4 million at September 30, 2016, we expect that loan discount accretion will continue to decline. If that occurs, our net interest margin will be negatively impacted.

Based on our most recent interest rate modeling, which assumes either no changes in interest rates for 2016 (federal funds rate = 0.50%, prime = 3.50%) or a 0.25% increase in December, we project that our net interest margin for the remainder of 2016 will experience additional compression. We expect loan yields to continue to trend downwards, while many of our deposit products already have interest rates near zero.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2016 to July 31, 2016	—	—	—	214,241
August 1, 2016 to August 31, 2016	—	—	—	214,241
September 1, 2016 to September 30, 2016	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company issued 199,829 shares of unregistered common stock in completing the acquisition of SBA Complete, Inc. – see Note 4 to the consolidated financial statements for additional information. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering due to the small number of shareholders of SBA Complete, Inc., their level of financial sophistication and the absence of any general solicitation. There were no other unregistered sales of the Company’s securities during the three months ended September 30, 2016.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have Securities and Exchange Commission File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on September 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

Index

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

4.c	Form of Certificate for Series C Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

10.d	Termination Agreement, dated as of September 22, 2016, among the Federal Deposit Insurance Corporation, Receiver of Cooperative Bank, Wilmington, North Carolina, and The Bank of Asheville, Asheville, North Carolina and First Bank was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2016, and is incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 9, 2016	BY:/s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer
(Principal Executive Officer),
Treasurer and Director

November 9, 2016	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer