Form 10-K
period 2016-12-31
FIRST BANCORP /NC/
filed 2017-03-15
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES      ☒ NO

The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2016 as reported by The NASDAQ Global Select Market, was approximately $345,827,000.

The number of shares of the registrant’s Common Stock outstanding on March 14, 2017 was 24,650,076.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

*	Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2017.

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

PART I

Item 1. Business

General Description

First Bancorp (the “Company”) is a bank holding company. Our principal activity is the ownership and operation of First Bank (the “Bank”), a state-chartered bank with its main office in Southern Pines, North Carolina. The Company is also the parent to a series of statutory business trusts organized under the laws of the State of Delaware that were created for the purpose of issuing trust preferred debt securities. Our outstanding debt associated with these trusts was $46.4 million at December 31, 2016 and 2015.

The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. Until September 2013, the Bank’s main office was in Troy, North Carolina, located in the center of Montgomery County. In September 2013, the Company and the Bank moved their main offices approximately 45 miles to Southern Pines, North Carolina, in Moore County. As of December 31, 2016, we conducted business from 88 branches covering a geographical area from Florence, South Carolina to the south, to Wilmington, North Carolina to the east, to Kill Devil Hills, North Carolina to the northeast, to Mayodan, North Carolina to the north, and to Asheville, North Carolina to the west. We also have loan production offices in Greensboro, North Carolina and Raleigh, North Carolina. Of the Bank’s 88 branches, 82 branches are in North Carolina and six branches are in South Carolina. Ranked by assets, the Bank was the seventh largest bank headquartered in North Carolina as of December 31, 2016.

As of December 31, 2016, the Bank had three wholly owned subsidiaries, First Bank Insurance Services, Inc. (“First Bank Insurance”), SBA Complete, Inc. (“SBA Complete”), and First Troy SPE, LLC. First Bank Insurance’s primary business activity is the placement of property and casualty insurance coverage. SBA Complete is a firm that specializes in providing consulting services for financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. First Troy SPE, LLC, which was organized in December 2009, is a holding entity for certain foreclosed properties.

Our principal executive offices are located at 300 SW Broad Street, Southern Pines, North Carolina, 28387, and our telephone number is (910) 246-2500. Unless the context requires otherwise, references to the “Company,” “we,” “our,” or “us” in this annual report on Form 10-K shall mean collectively First Bancorp and its consolidated subsidiaries.

General Business

We engage in a full range of banking activities, with the acceptance of deposits and the making of loans being our most basic activities. We offer deposit products such as checking, savings, and money market accounts, as well as time deposits, including various types of certificates of deposits (“CDs”) and individual retirement accounts (“IRAs”). We provide loans for a wide range of consumer and commercial purposes, including loans for business, agriculture, real estate, personal uses, home improvement and automobiles. We offer SBA loans to small business owners across the nation. We also offer credit cards, debit cards, letters of credit, safe deposit box rentals and electronic funds transfer services, including wire transfers. In addition, we offer internet banking, mobile banking, cash management and bank-by-phone capabilities to our customers, and are affiliated with ATM networks that give our customers access to thousands of ATMs across the country, with no surcharge fee. We also offer a mobile check deposit feature for our mobile banking customers that allows them to securely deposit checks via their smartphone. For our business customers, we offer remote deposit capture, which provides them with a method to electronically transmit checks received from customers into their bank account without having to visit a branch. We are a member of the Certificate of Deposit Account Registry Service (“CDARS”), which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank branch.

Because the majority of our customers are individuals and small to medium-sized businesses located in the counties we serve, management does not believe that the loss of a single customer or group of customers would have a material adverse impact on the Bank. There are no seasonal factors that tend to have any material effect on the Bank’s business, and we do not rely on foreign sources of funds or income. Because we operate primarily within North Carolina and northeastern South Carolina, the economic conditions of these areas could have a material impact on the Company. See additional discussion below in the section entitled “Territory Served and Competition.”

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

In 2016, we undertook several initiatives to grow and diversify our sources of noninterest income, which is discussed in the following three paragraphs.

On January 1, 2016, First Bank Insurance acquired Bankingport, Inc., an insurance agency based in Sanford, North Carolina, which provides First Bank Insurance with economies of scale and a larger platform for leveraging insurance services throughout the First Bank branch network. Bankingport had total annual insurance commissions of approximately $1.2 million compared to our legacy agency operations, which total approximately $0.8 million.

On May 5, 2016, First Bank acquired SBA Complete. SBA Complete is a firm that specializes in providing consulting services for financial institutions across the country related to SBA loan origination and servicing. SBA Complete earned $3.2 million in SBA consulting fees from the date of the acquisition through December 31, 2016.

In the third quarter of 2016, we leveraged the expertise of the personnel assumed in the SBA Complete acquisition and began providing loans guaranteed by the SBA for the purchase of businesses, business startups, business expansion, equipment, and working capital. Shortly after each origination, we typically sell the guaranteed portion of the loan for a premium and record the non-guaranteed portion to our loan portfolio. Since the launch in the third quarter of 2016 through year end, this division originated $24.8 million of SBA loans and earned $1.4 million from gains on the sales of the guaranteed portions of these loans.

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

Territory Served and Competition

Our headquarters are located in Southern Pines, Moore County, North Carolina, where we also have our highest concentration of deposits. At the end of 2016, we served primarily the south central region (sometimes called the Piedmont region), the central mountain region and the eastern coastal region of North Carolina, with additional operations in northeastern South Carolina. The following table presents, for each county where we operated as of December 31, 2016, the number of bank branches operated by the Company within the county, the approximate amount of deposits with the Company in the county as of December 31, 2016, our approximate deposit market share at June 30, 2016, and the number of bank competitors located in the county at June 30, 2016.

County	Number of Branches	Deposits (in millions)	Market Share	Number of Competitors
Anson, NC	1	$14	5.7%	4
Beaufort, NC	2	48	5.0%	7
Bladen, NC	1	27	9.1%	5
Brunswick, NC	4	125	7.0%	11
Buncombe, NC	3	90	1.8%	16
Cabarrus, NC	2	40	1.9%	11
Carteret, NC	2	34	3.4%	8
Chatham, NC	2	53	7.9%	10
Chesterfield, SC	1	43	11.5%	6
Columbus, NC	2	41	5.8%	5
Cumberland, NC	1	13	0.3%	14
Dare, NC	1	21	2.0%	8
Davidson, NC	2	94	2.6%	10
Dillon, SC	3	63	23.1%	3
Duplin, NC	3	147	20.9%	6
Florence, SC	2	50	2.1%	12
Forsyth, NC	4	56	n/a	18
Guilford, NC	1	30	0.8%	19
Harnett, NC	3	109	11.1%	9
Iredell, NC	3	77	1.2%	20
Lee, NC	3	172	22.0%	9
Mecklenburg, NC	2	16	n/a	25
Montgomery, NC	4	117	42.4%	2
Moore, NC	10	478	28.0%	10
New Hanover, NC	5	172	3.0%	18
Onslow, NC	2	63	4.5%	10
Pitt, NC	1	0	n/a	15
Randolph, NC	3	87	5.3%	12
Richmond, NC	1	46	10.9%	5
Robeson, NC	4	183	19.0%	8
Rockingham, NC	1	24	2.6%	10
Rowan, NC	1	61	4.2%	13
Scotland, NC	2	77	21.0%	6
Stanly, NC	4	102	11.4%	6
Wake, NC	2	38	0.1%	29
Brokered Deposits	—	136
Total	88	$2,947

n/a – not applicable as branch was not open at June 30, 2016

Historically, our branches and facilities have been primarily located in small communities whose economies are based primarily on services, manufacturing and light industries. Although these markets are predominantly small communities and rural areas, the market area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products, and chicken hatcheries are among the leading manufacturing industries in the trade area. Leading producers of lumber and rugs are located in Montgomery County, North Carolina. The Pinehurst area within Moore County, North Carolina, is a widely known golf resort and retirement area. The High Point, North Carolina, area is widely known for its furniture market. New Hanover and Brunswick Counties, located in the southeastern coastal region of North Carolina, are popular with tourists and have significant retirement populations. Buncombe County, located in the western region of North Carolina, is a highly diverse area with industries in manufacturing, service, and tourism. Additionally, several of the communities served by the Company are “bedroom” communities of large cities like Charlotte, Raleigh and Greensboro, while several branches are located in medium-sized cities such as Albemarle, Asheboro, Fayetteville, Jacksonville, High Point, Southern Pines and Sanford. We also have branches in small communities such as Bennett, Polkton, Vass, and Harmony.

In recent years, we have implemented a branch strategy of expansion into larger, higher growth markets. In 2016, this expansion continued with additional investments in Charlotte, Raleigh and the Triad area of North Carolina. Several seasoned bankers joined the Bank and have led our expansion efforts in these markets. We opened our first full service branch in Charlotte in August 2016, after opening a loan production office there in 2015. In Raleigh, we opened a loan production office early in 2016 and are upgrading our capabilities there with a full service branch expected to open later in 2017. In the Triad, which includes Greensboro, High Point and Winston-Salem, experienced bankers joined us in early 2016 as we opened a loan production office in Greensboro. Our expansion into this market was enhanced by two strategic transactions discussed in the following paragraphs.

In March 2016, we announced an agreement to exchange our seven Virginia branches, with approximately $151 million in loans and $134 million in deposits, for six North Carolina branches of a community bank with a large Virginia presence that included approximately $152 million in loans and $111 million in deposits. Four of the six branches we assumed were in Winston-Salem, with the other two branches located in the Charlotte-metro markets of Mooresville and Huntersville. The Winston-Salem branches we assumed improved the Triad expansion initiative, while the Mooresville and Huntersville branches increased our Charlotte expansion. This transaction, which was completed in July 2016, resulted in our exit from Virginia, which was a good market for our Bank, but created challenges due to the distant proximity to our core market.

In June 2016, we announced an agreement to acquire Carolina Bank Holdings, Inc. (“Carolina Bank”), the parent company of Carolina Bank. Carolina Bank is a community bank headquartered in Greensboro with $705 million in assets, with branches located in Greensboro, Winston-Salem, Burlington and Asheboro. This acquisition builds on the Winston-Salem expansion previously discussed and significantly accelerates our recent expansion initiative in the Greensboro market. We completed this transaction on March 3, 2017.

Approximately 16% of our deposit base is in Moore County. Accordingly, material changes in competition, the economy or population of Moore County could materially impact the Company. No other county comprises more than 10% of our deposit base.

We compete in our various market areas with, among others, several large interstate bank holding companies. These large competitors have substantially greater resources than our Company, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions. A significant number of interstate banking acquisitions have taken place in the past decade, thus further increasing the size and financial resources of some of our competitors, some of which are among the largest bank holding companies in the nation. In many of our markets, we also compete against smaller, local banks. With interest rates on investment securities near historic lows and banks of all sizes attempting to maximize yields on earning assets, the competition for high-quality loans has become intense. Accordingly, loan rates in our markets continue to be under competitive pressure. The pricing competition for deposits has lessened in recent years, but at any given time in many of our markets, there are frequently smaller banks offering higher rates on deposits than we are willing to match. This has resulted in the loss of some deposits from price-sensitive customers, which has been primarily responsible for the declines in our time deposit accounts that are discussed below in Management’s Discussion and Analysis of Financial Condition and Results of Operation. It is not yet known what the competitive impact will be of the recent and expected interest rate increases initiated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Moore County, which as noted above comprises a disproportionate share of our deposits, is a particularly competitive market, with at least ten other financial institutions having a physical presence within the county.

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

Despite the competitive market, we believe we have certain advantages over our competition in the areas we serve. We are large enough to be able to more easily absorb higher costs being experienced in the banking industry, particularly regulatory costs and technology costs, than the smaller banks with which we compete. We are also able to originate significantly larger loans than many of our smaller bank competitors. At the same time, we attempt to maintain a banking culture associated with smaller banks – a culture that has a personal and local flavor that appeals to many retail and small business customers. Specifically, we seek to maintain a distinct local identity in each of the communities we serve and we actively sponsor and participate in local civic affairs. Most lending and other customer-related business decisions can be made without the delays often associated with larger institutions. Additionally, employment of local managers and personnel in various offices and low turnover of personnel enable us to establish and maintain long-term relationships with individual and corporate customers.

Lending Policy and Procedures

Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under our written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $350,000 with lending limits varying depending upon the experience of the lending officer and whether the loan is secured or unsecured. We have seven senior lending officers that have authority to approve secured loans up to $500,000 and each of our five Regional Presidents has authority to approve secured loans up to $1,000,000. Loans up to $3,000,000 are approved by the Bank’s Regional Credit Officers through our Credit Administration Department. The Bank’s President and Chief Credit Officer have authority to approve loans up to $10,000,000 respectively, while the Chief Credit Officer and the Bank’s President have joint authority to approve loans up to $25,000,000. The Bank’s board of directors maintains loan authority in excess of the Bank’s in-house limit, currently $25,000,000 and generally approves loans through its Executive Loan Committee. All lending authorities are based on the borrower’s Total Credit Exposure (“TCE”), which is an aggregate of the Bank’s lending relationship to the borrower. TCE is based on the borrower’s total credit exposure with the Bank either directly or indirectly through loan guarantees or other borrowing entities related to the borrower through control or ownership.

The Executive Loan Committee reviews and approves loans that exceed the Bank’s in-house limit, loans to executive officers, directors, and their affiliates and, in certain instances, other types of loans. New credit extensions are reviewed daily by our senior management and the Credit Administration Department.

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

Investment Policy and Procedures

We have adopted an investment policy designed to maximize our income from funds not needed to meet loan demand, in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, we may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, Federal Home Loan Bank bonds, Fannie Mae bonds, Government National Mortgage Association bonds, Freddie Mac bonds, Small Business Administration bonds, and, to a limited extent, corporate bonds. We may also invest up to $60 million in time deposits with other financial institutions. Time deposit purchases from any one financial institution exceeding FDIC insurance coverage limits are evaluated as a corporate bond and are subject to the same due diligence requirements as corporate bonds (described below).

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

Mergers and Acquisitions

As part of our operations, we have pursued an acquisition strategy over the years to augment our internal growth. We regularly evaluate the potential acquisition of, or merger with, various financial institutions. Our acquisitions have generally fallen into one of three categories: 1) an acquisition of a financial institution or branch thereof within a market in which we operate, 2) an acquisition of a financial institution or branch thereof in a market contiguous or nearly contiguous to a market in which we operate, or 3) an acquisition of a company that has products or services that we do not currently offer. Historically, we have paid for our acquisitions with cash and/or common stock and any operating income or loss has been fully borne by the Company beginning on the closing date of the acquisition.

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

In addition to the traditional acquisitions discussed above, in both 2009 and 2011 we acquired the operations of failed banks in FDIC-assisted transactions. On June 19, 2009, we acquired substantially all of the assets and liabilities of Cooperative Bank in an FDIC-assisted transaction. Cooperative Bank operated through 21 branches in North Carolina and three branches in South Carolina in the same markets in which the Bank was already operating, as well as in several new, mostly contiguous markets. In connection with the acquisition, the Bank assumed assets with a book value of $959 million, including $829 million in loans and $706 million in deposits. See the Company’s 2009 Annual Report on Form 10-K for more information on this acquisition.

On January 21, 2011, we acquired substantially all of the assets and liabilities of The Bank of Asheville in an FDIC-assisted transaction. The Bank of Asheville operated through five branches in or near Asheville, North Carolina. This market was a new market for the Bank. In connection with the acquisition, the Bank assumed assets with a book value of $190 million, including $154 million in loans and $192 million in deposits. See the Company’s 2011 Annual Report on Form 10-K for more information on this acquisition.

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

In May 2016, we completed the acquisition of SBA Complete. SBA Complete is a consulting firm that specializes in consulting with financial institutions across the country related to SBA loan origination and servicing. Many community banks do not have the in-house capability to comprehensively originate and service those types of loans, so they contract with SBA Complete for assistance. SBA Complete has 280 bank clients that it serves from its headquarters in California with 37 employees. SBA Complete generated fees of $3.2 million for our Company from the May acquisition date through the end of the year. To learn more about this subsidiary of our Company, please visit www.sbacomplete.com. Information included on our Internet site is not incorporated by reference into this annual report.

Soon after the acquisition of SBA Complete, we leveraged its capabilities by launching our own SBA loan origination division. Through a network of specialized First Bank loan officers, this division offers SBA loans to small business owners throughout the United States. We typically sell the portion of each loan that is guaranteed by the SBA at a premium and record the non-guaranteed portion to our balance sheet. This division realized $1.4 million in loan sale gains in the second half of the year. To learn more about this division of our Bank, please visit www.firstbanksba.com. Information included on our Internet site is not incorporated by reference into this annual report.

In July 2016, we completed a branch exchange with First Community Bank, headquartered in Bluefield, Virginia. In the branch exchange transaction, we acquired six of First Community Bank’s branches located in North Carolina, while concurrently selling seven of our branches in the southwestern area of Virginia to First Community Bank. We entered Virginia in 2001 with a branch in Wytheville and had grown that presence to a total of seven branches.  The distant proximity to our core market and the opportunity to assume what is essentially a banking franchise in markets where we have recently invested in human capital were the primary factors we considered in entering into the exchange agreement.

In addition to the acquisitions completed during 2016 discussed above, in June 2016, we announced that we had reached an agreement to acquire Carolina Bank Holdings, Inc., the parent company of Carolina Bank, headquartered in Greensboro, North Carolina, with approximately $705 million in assets. Carolina Bank operates eight branches located in Greensboro, High Point, Burlington, Winston-Salem, and Asheboro, North Carolina and also operates three mortgage offices in North Carolina. The acquisition is a natural extension of our recent expansion into these high-growth areas. This transaction was completed on March 3, 2017.

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

Employees

As of December 31, 2016, we had 806 full-time and 55 part-time employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

Supervision and Regulation

As a bank holding company, we are subject to supervision, examination and regulation by the Federal Reserve and the North Carolina Office of the Commissioner of Banks (the “Commissioner”). The Bank is also subject to supervision and examination by the Federal Reserve and the Commissioner. For additional information, see Note 16 to the consolidated financial statements.

Supervision and Regulation of the Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. The Company is also regulated by the Commissioner under the North Carolina Bank Holding Company Act of 1984.

A bank holding company is required to file quarterly reports and other information regarding its business operations and those of its subsidiaries with the Federal Reserve. It is also subject to examination by the Federal Reserve and is required to obtain Federal Reserve approval prior to making certain acquisitions of other institutions or voting securities. The Federal Reserve requires the Company to maintain certain levels of capital - see “Capital Resources and Shareholders’ Equity” under Item 7 below. The Federal Reserve also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the Federal Reserve. The Federal Reserve generally prohibits a bank holding company from declaring or paying a cash dividend that would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements which might adversely affect a bank holding company’s financial position. Under the Federal Reserve policy, a bank holding company is not permitted to continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

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

The dividends that may be paid by the Bank to the Company are subject to legal limitations under North Carolina law. In addition, under Federal Reserve regulations, a dividend cannot be paid by the Bank if it would be less than well-capitalized after the dividend. The Federal Reserve may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice. The ability of the Company to pay dividends to its shareholders is largely dependent on the dividends paid to the Company by the Bank.

The Federal Reserve is authorized to approve conversions, mergers, consolidations and assumptions of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions if the resulting, continuing, or assumed bank is an insured member bank. The Federal Reserve also conducts periodic examinations of the Bank to assess its safety and soundness and its compliance with banking laws and regulations, and it has the power to implement changes to, or restrictions on, the Bank’s operations if it finds that a violation is occurring or is threatened. In addition, the Federal Reserve monitors the Bank’s compliance with several banking statutes, such as the Depository Institution Management Interlocks Act and the Community Reinvestment Act of 1977.

Small Business Lending Fund

In December 2010, the U.S. Treasury announced the creation of the Small Business Lending Fund (“SBLF”) program, which was established under the Small Business Jobs Act of 2010. The SBLF was created to encourage lending to small businesses by providing capital to qualified community banks at favorable rates.

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

FDIC Insurance

As a member of the FDIC, the Bank’s deposits are insured by the FDIC up to a maximum amount, which is currently $250,000 per depositor. For this protection, each member bank pays a quarterly statutory assessment (which is currently based on average total assets less average tangible equity) and is subject to the rules and regulations of the FDIC.

We recognized approximately $2.0 million, $2.4 million, and $4.0 million in FDIC insurance expense in 2016, 2015, and 2014, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. As discussed in more detail below related to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), on April 26, 2016, the FDIC adopted a final rule that changed the way banks with less than $10 billion in assets are assessed FDIC insurance once the Deposit Insurance Fund (“DIF”) reaches a ratio of 1.15%. The DIF reached 1.15% at June 30, 2016 and thus the rule was triggered. Accordingly, the Bank’s FDIC insurance expense assessment methodology changed in the second half of 2016 and resulted in a decrease in the Bank’s FDIC insurance expense of approximately 25% compared to the prior rate, or $550,000 annually.

Legislative and Regulatory Developments

The most significant recent legislative and regulatory developments impacting the Company are discussed below.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things,

•	enhanced authority over troubled and failing banks and their holding companies;
•	increased capital and liquidity requirements;
•	increased regulatory examination fees; and
•	specific provisions designed to improve supervision and safety and soundness by imposing restrictions and limitations on the scope and type of banking and financial activities.

In addition, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system that will be enforced by new and existing federal regulatory agencies, including the Financial Stability Oversight Council (“FSOC”), the Federal Reserve, the Office of Comptroller of the Currency, the FDIC, and the Consumer Financial Protection Bureau. The following description briefly summarizes aspects of the Dodd-Frank Act that could impact the Company, both currently and prospectively.

Deposit Insurance.  The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits, which was an increase from the previous limit of $100,000. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s DIF will be calculated. Under the amendments, which became effective on April 1, 2011, the FDIC assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act also changed the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds by September 30, 2020. On April 26, 2016, the FDIC adopted a final rule that would change the way banks with less than $10 billion in assets are assessed FDIC insurance once the DIF reaches a ratio of 1.15%. It was estimated that the change would lower assessment rates for a significant majority of banks with less than $10 billion in total assets. The DIF reached 1.15% at June 30, 2016 and thus the rule was triggered. Accordingly, the Bank’s FDIC insurance expense assessment methodology changed in the second half of 2016. For the Bank, the changes resulted in a decrease in FDIC insurance expense of approximately 25% compared to the prior rate, or $550,000 annually.

Trust Preferred Securities.  The Dodd-Frank Act prohibits bank holding companies from including in their regulatory Tier I capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which we have issued in the past in order to raise additional Tier I capital and otherwise improve our regulatory capital ratios. Although we may continue to include our existing trust preferred securities as Tier I capital because they were issued prior to May 19, 2010, the prohibition on the use of these securities as Tier I capital may limit our ability to raise capital in the future.

The Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as the Bank, are subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.

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

Debit Card Interchange Fees.  The Dodd-Frank Act gave the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. Effective October 1, 2011, the Federal Reserve set new caps on interchange fees at $0.21 per transaction, plus an additional five basis-point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place. While we are not directly subject to these rules so long as our assets do not exceed $10 billion, our activities as a debit card issuer may nevertheless be indirectly impacted by the change in the applicable debit card market caused by these regulations, which may require us to match any new lower fee structure implemented by larger financial institutions in order to remain competitive in the future. Nevertheless, to date, the Company has not noted any significant indirect negative effects of the interchange fee caps that are applicable to the larger financial institutions.

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

Corporate Governance.  The Dodd-Frank Act addresses many corporate governance and executive compensation matters that affects most U.S. publicly traded companies, including the Company. The Dodd-Frank Act:

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

The Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity's own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the Securities and Exchange Commission because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulator, the Federal Reserve, together with other federal banking agencies, the FDIC, the SEC and the Commodity Futures Trading Commission,

finalized a regulation to implement the Volcker Rule. The Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2016.

In June 2010, the Federal Reserve, along with other bank regulatory agencies, issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Regulatory Capital Requirement under Basel III

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III.” The revisions established new higher capital ratio requirements, narrowed the definitions of capital, imposed new operating restrictions on banking organizations with insufficient capital buffers and increased the risk weighting of certain assets. The new capital requirements applied to all banks, savings associations, bank holding companies with more than $1 billion in total consolidated assets, such as the Company and the Bank, and all savings and loan holding companies regardless of asset size. The rules became effective for institutions with assets over $250 billion and internationally active institutions in January 2014 and became effective for all other institutions in January 2015. The following discussion summarizes the changes that had the most effect on the Company and the Bank.

•	New and Increased Capital Requirements. The regulations established a new capital measure called “Common Equity Tier I Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the previous rules which excluded unrealized gains and losses on available-for-sale debt securities from regulatory capital, the amended rules generally require accumulated other comprehensive income to flow through to regulatory capital unless a one-time, irrevocable opt-out election is made in the first regulatory reporting period under the new rule. Depository institutions and their holding companies were required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets starting in 2015.

The regulations also increased the required ratio of Tier I Capital to risk-weighted assets from 4% to 6% effective January 1, 2015. Tier I Capital consists of Common Equity Tier I Capital plus Additional Tier I Capital which includes non-cumulative perpetual preferred stock. Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) no longer qualifies as Additional Tier I Capital. Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009, such as the Company, may continue to be included in Tier I Capital, but these instruments will be phased out over 10 years beginning in 2016 for all other banking organizations. These non-qualified capital instruments, however, may be included in Tier II Capital which could also include qualifying subordinated debt.

•	Changes to Prompt Corrective Action Capital Categories. The Prompt Corrective Action rules, effective January 1, 2015, incorporated the Common Equity Tier I Capital requirement and raised the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is now required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier I Risk-Based Capital Ratio, a 4.5% Common Equity Tier I Risk Based Capital Ratio and a 4% Tier I Leverage Ratio. To be well capitalized, a banking organization is required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier I Risk-Based Capital Ratio, a 6.5% Common Equity Tier I Risk-Based Capital Ratio, a 5% Tier I Leverage Ratio, and is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Capital Buffer Requirement. In addition to increased capital requirements, depository institutions and their holding companies are required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over a four-year period beginning in 2016. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier I Capital, 8.5% Tier I Capital and 10.5% Total Capital on a fully phased-in basis. The capital buffer requirement for the Company began to be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

•	Additional Deductions from Capital. Banking organizations are required to deduct goodwill and certain other intangible assets, net of associated deferred tax liabilities, from Common Equity Tier I Capital. Deferred tax assets arising from temporary timing differences that cannot be realized through net operating loss (“NOL”) carrybacks will continue to be deducted. Deferred tax assets that can be realized through NOL carrybacks are now not deducted but will be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, are now deducted from Common Equity Tier I Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings of capital instruments in any other financial institutions are now deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations are now also required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier I Capital subject to a 15% of Common Equity Tier I Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier I Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier I Capital, the excess must be deducted.

•	Changes in Risk-Weightings. The amended regulations continue to follow the previous capital rules which assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due. All other mortgage loans continue to have a 100% risk weight. The revised regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and investments in the capital instruments of other financial institutions that are not deducted from capital. The revised regulations also created a new 150% risk-weighting category for nonaccrual loans and loans that are more than 90 days past due and for “high volatility commercial real estate loans,” which are credit facilities for the acquisition, construction or development of real property other than for certain community development projects, agricultural land and one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

The final rules became effective for the Company and the Bank on January 1, 2015.

We believe that both the Company and the Bank will continue to meet all capital adequacy requirements under the fully phased-in final rules.

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

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. The Company has multiple Information Security Programs that reflect the requirements of this guidance. If, however, we fail to observe the regulatory guidance in the future, we could be subject to various regulatory sanctions, including financial penalties.

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.

On May 11, 2016, the Financial Crimes Enforcement Network (“FinCEN”) issued new anti-money laundering (“AML”) rules governing corporate entities doing business with banks and other financial institutions that are subject to the requirements of the USA Patriot Act. The AML rules impose significant due diligence obligations on financial institutions with respect to opening of new accounts and the monitoring of existing accounts. Under the AML rules, a financial institution must identify persons owning or controlling 25% or more of a “legal entity,” whenever the legal entity opens a new account at the bank. The financial institution must also identify an individual who has substantial management authority at the legal entity, such as a CEO, CFO, or managing partner. These new AML rules become effective in May 2018.

The AML rules codify within the FinCEN regulations the “pillars” that must be included in a financial institutions AML compliance program. Regulators previously communicated their expectations with respect to four of these pillars: (1) the development of internal policies, procedures, and control; (2) the designation of a compliance officer; (3) the establishment of an ongoing employee training program; and (4) the implementation of an independent audit function to test programs. The new beneficial ownership requirement establishes a fifth pillar. Among other things, this new pillar includes the necessity to monitor and update the beneficial ownership of a legal entity, including the need to subject corporate borrowers to due diligence requests from financial institutions for certifications with respect to their beneficial owners. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others which are administered by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

Our business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition. Our banking operations are primarily locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Our markets include most of North Carolina and parts of South Carolina. Worsening economic conditions within our markets could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates and other factors could weaken the economies of the communities we serve. In recent years, economic growth and business activity across a wide range of industries has been slow and uneven and there can be no assurance that economic conditions will continue to improve, and these conditions could worsen. In addition, oil price volatility, the level of U.S. debt and global economic conditions have had a destabilizing effect on financial markets. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently our financial condition and capital adequacy.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2016 of $75.0 million. Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values.  We have three reporting units – 1) First Bank with $67.5 million in goodwill, 2) First Bank Insurance with $2.0 million in goodwill, and 3) SBA activities, including SBA Complete and the SBA lending division, with $5.5 million in goodwill. The price of our common stock is one of several factors available for estimating the fair value of our reporting units and is most closely associated with our First Bank reporting unit. Although the price of our common stock is currently trading above the book value, for most of the last several years, it has traded below the book value of our Company. Subject to the results of other valuation techniques, if this situation were to return and persist, it could indicate that a portion of our goodwill is impaired.  Accordingly, for this reason or other reasons that indicate that the goodwill at any of our reporting units is impaired, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

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

The rules include certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us at December 31, 2016:

•	a new common equity Tier 1 risk-based capital ratio of 5.125% (fully phased-in requirement of 7%);
•	a Tier 1 risk-based capital ratio of 6.625% (fully phased-in requirement of 8.5%);
•	a total risk-based capital ratio of 8.625% (fully phased-in requirement of 10.5%); and
•	a leverage ratio of 4%.

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

We may issue additional shares of stock or equity derivative securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2016, we had 20,844,505 shares of common stock outstanding and had reserved for issuance 59,948 shares underlying options that are or may become exercisable at an average price of $17.18 per share. In addition, as of December 31, 2016, we had the ability to issue 853,920 shares of common stock pursuant to options and restricted stock under our existing equity compensation plans and 261,446 contingently issuable shares that are tied to performance goals associated with a corporate acquisition. Our March 3, 2017 acquisition of Carolina Bank resulted in the issuance of approximately 3,800,000 common shares.

Subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose. Such corporate purposes could include, among other things, issuances of equity-based incentives under or outside of our equity compensation plans, issuances of equity in business combination transactions, and issuances of equity to raise additional capital to support growth or to otherwise strengthen our balance sheet. Any issuance of additional shares of stock or equity derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of outstanding shares and may dilute the economic and voting ownership interest of our existing shareholders.

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

We are subject to extensive regulation and supervision from the North Carolina Commissioner of Banks and the Federal Reserve. This regulation and supervision is intended primarily for the protection of the FDIC insurance fund and our depositors and borrowers, rather than for holders of our equity securities. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future.

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

The Dodd-Frank Act also created the CFPB and gave it broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Additionally, the CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

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

In addition, the measure of our allowance for loan losses is dependent on the adoption of new accounting standards. The Financial Accounting Standards Board recently issued an Accounting Standards Update related to a new credit impairment model, the Current Expected Credit Loss ("CECL") model, which requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for probable incurred losses up to the balance sheet date. Under the CECL model, credit deterioration will be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model will require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model will likely create more volatility in our level of allowance for loan losses.

We may make future acquisitions, which could dilute current shareholders’ stock ownership and expose us to additional risks.

In accordance with our strategic plan, we evaluate opportunities to acquire other banks and branch locations to expand the Company. As a result, we may engage in acquisitions and other transactions that could have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could require us to issue a significant number of shares of common stock or other securities and/or to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

Our acquisition activities could involve a number of additional risks, some of which are described in more detail elsewhere in this report and include:

•	the possibility that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve;
•	incurring the time and expense associated with identifying and evaluating potential acquisitions and merger partners and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
•	incurring the time and expense required to integrate the operations and personnel of the combined businesses;
•	the possibility that we will be unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired bank in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies;
•	the possibility of regulatory approval for the acquisition being delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues surrounding the Company, the target institution or the proposed combined entity as a result of, among other things, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, or the Community Reinvestment Act, and the possibility that any such issues associated with the target institution, which we may or may not be aware of at the time of the acquisition, could impact the combined entity after completion of the acquisition;
•	the possibility that the acquisition may not be timely completed, if at all;
•	creating an adverse short-term effect on our results of operations; and
•	losing key employees and customers as a result of an acquisition that is poorly received.

If we do not successfully manage these risks, our acquisition activities could have a material adverse effect on our operating results and financial condition, including short- and long-term liquidity.

Future acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Future acquisitions by the Company, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies (collectively, “regulatory approvals”). The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.

We may be exposed to difficulties in combining the operations of acquired businesses into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired business. In addition, the markets and industries in which the Company and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of acquisition, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to the Company not achieving the expected benefits from its acquisitions within desired time frames.

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

The federal Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on or delays in approving merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

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

In May 2016, we completed the acquisition of SBA Complete. SBA Complete is a consulting firm that specializes in consulting with financial institutions across the country related to SBA loan origination and servicing. We leveraged the expertise assumed in the acquisition of SBA Complete to launch our own SBA lending division in the third quarter of 2016. These are both new lines of business for the Bank with unique operational, control and accounting risks, which if not properly managed, could result in losses for our Company.

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

Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for loan losses; intangible assets; and the fair value and discount accretion of acquired loans.

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

We rely on certain external vendors.

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. We maintain a system of policies and procedures designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition and (iii) changes in the vendor’s support for existing products and services. While we believe these policies and procedures help to mitigate risk, and our vendors are not the sole source of service, the failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to our operations, which could have a material adverse impact on our business and its financial condition and results of operations.

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

We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.

We are exposed to many types of operational risk, including the risk of fraud by employees and third parties, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a client’s audited financial statements conform with U.S. Generally Accepted Accounting Principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the client. Our financial condition and results of operations could be negatively affected to the extent we rely on financial statements that do not comply with GAAP or are materially misleading, any of which could be caused by errors, omissions, or fraudulent behavior by our employees, clients, counterparties, or other third parties.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The main offices of the Company and the Bank are owned by the Bank and are located in a three-story building in the central business district of Southern Pines, North Carolina. The building houses administrative facilities. The Bank’s Operations Division, including customer accounting functions, offices for information technology operations, and offices for loan operations, are housed in two one-story steel frame buildings in Troy, North Carolina. Both of these buildings are owned by the Bank. At December 31, 2016, the Company operated 88 bank branches. The Company owned all of its bank branch premises except 10 branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the building is owned. The Company also leases two loan production offices and five other office locations for administrative functions. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

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

There were no tax shelter penalties assessed by the Internal Revenue Service against the Company during the year ended December 31, 2016.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol FBNC. Table 22, included in “Management’s Discussion and Analysis” below, sets forth the high and low market prices of our common stock as traded by the brokerage firms that maintain a market in our common stock and the dividends declared for the periods indicated. We paid a cash dividend of $0.08 per share for each quarter of 2016. For the foreseeable future, it is our current intention to continue to pay regular cash dividends on a quarterly basis. See “Business - Supervision and Regulation” above and Note 16 to the consolidated financial statements for a discussion of other regulatory restrictions on the Company’s payment of dividends. As of December 31, 2016, there were approximately 2,100 shareholders of record and another 3,100 shareholders whose stock is held in “street name.”

Additional Information Regarding the Registrant’s Equity Compensation Plans

At December 31, 2016, the Company had two equity-based compensation plans. The Company’s 2014 Equity Plan is the only plan under which new grants of equity-based awards are possible.

The following table presents information as of December 31, 2016 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity-based compensation plans. At December 31, 2016, the Company had no warrants or stock appreciation rights outstanding under any compensation plans.

	As of December 31, 2016
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	59,948	$17.18	853,920
Equity compensation plans not approved by security holders	—	—	—
Total	59,948	$17.18	853,920

(1) Consists of (A) the Company’s 2014 Equity Plan, which is currently in effect; and (B) the Company’s 2007 Equity Plan, each of which was approved by our shareholders.

Performance Graph

The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2011 and ending December 31, 2016, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and an index of banks with between $1 billion and $5 billion in assets, as constructed by SNL Securities, LP (reflecting changes in banking industry stocks). The graph and table assume that $100 was invested on December 31, 2011 in each of the Company’s common stock, the Russell 2000 Index, and the SNL Bank Index, and that all dividends were reinvested.

First Bancorp

Comparison of Five-Year Total Return Performances (1)

Five Years Ending December 31, 2016

Total Return Performance
Index Value
325
300
275
250
225
200
175
150
125
100
75
First Bancorp
Russell 2000
SNL Bank $1B-$5B
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

	Total Return Index Values (1) December 31,
	2011	2012	2013	2014	2015	2016
First Bancorp	$100.00	118.39	156.88	177.46	183.35	269.73
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Index-Banks between $1 billion and $5 billion	100.00	123.31	179.31	187.48	209.86	301.92

Notes:

(1)	Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2011, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.

Issuer Purchases of Equity Securities

Pursuant to authorizations by the Company’s board of directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases. The most recent board authorization was announced on July 30, 2004 and authorized the repurchase of 375,000 shares of the Company’s stock. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2016.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2016 to October 31, 2016)	—	$—	—	214,241
Month #2 (November 1, 2016 to November 30, 2016)	—	—	—	214,241
Month #3 (December 1, 2016 to December 31, 2016)	—	—	—	214,241
Total	—	$—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended December 31, 2016.

Item 6. Selected Consolidated Financial Data

Table 1 on page 76 of this report sets forth the selected consolidated financial data for the Company.

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

Overview - 2016 Compared to 2015

We reported net income per diluted common share of $1.33 in 2016, a 2.3% increase compared to 2015. The increased earnings were primarily due to the Company’s growth, with loans increasing 7.6% and deposits increasing 4.8% year over year.

Financial Highlights
($ in thousands except per share data)	2016	2015	Change

Earnings
Net interest income	$123,380	119,747	3.0%
Provision for loan losses - non-covered	2,109	2,008	5.0%
Provision (reversal) for loan losses - covered	(2,132)	(2,788)	(23.5%	)
Noninterest income	25,551	18,764	36.2%
Noninterest expenses	106,821	98,131	8.9%
Income before income taxes	42,133	41,160	2.4%
Income tax expense	14,624	14,126	3.5%
Net income	27,509	27,034	1.8%
Preferred stock dividends	(175)	(603)
Net income available to common shareholders	$27,334	26,431	3.4%

Net income per common share
Basic	$1.37	1.34	2.2%
Diluted	1.33	1.30	2.3%

Balances At Year End
Assets	$3,614,862	3,362,065	7.5%
Loans	2,710,712	2,518,926	7.6%
Deposits	2,947,353	2,811,285	4.8%

Ratios
Return on average assets	0.80%	0.82%
Return on average common equity	7.73%	8.04%
Net interest margin (taxable-equivalent)	4.03%	4.13%

The following is a more detailed discussion of our results for 2016 compared to 2015:

For the year ended December 31, 2016, we reported net income available to common shareholders of $27.3 million, or $1.33 per diluted common share, an increase of 3.4% compared to the $26.4 million, or $1.30 per diluted common share, for the year ended December 31, 2015. The higher earnings were primarily the result of loan and deposit growth, as well as other initiatives that increased profitability.

Net interest income for the year ended December 31, 2016 amounted to $123.4 million, a 3.0% increase from the $119.7 million recorded in 2015. The higher net interest income was primarily due to growth in our loans outstanding. Also, see the section entitled “Net Interest Income” for additional information.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) was 4.03% for 2016 compared to 4.13% for 2015. The lower margin in 2016 compared to 2015 was primarily due to lower loan yields, which have been impacted by the continued low interest rate environment.

We recorded a negative total provision for loan losses (reduction of the allowance for loan losses) on our covered and non-covered loans of $23,000 in 2016 compared to a negative provision for loan losses of $780,000 in 2015. For periods prior to the third quarter of 2016, our provision for loan losses was calculated separately between covered loans and non-covered loans, with covered loans being those loans subject to FDIC loss share agreements. Upon the termination of the FDIC loss share agreements on September 22, 2016, all loans became classified as non-covered. For the year 2016, the provision for loan losses on non-covered loans did not vary significantly from 2015, amounting to $2.1 million in 2016 compared to $2.0 million for 2015. For the portion of the year our loss share agreements were in effect in 2016, we recorded a negative provision for loan losses on covered loans of $2.1 million compared to a $2.8 million negative provision for loan losses in 2015. The lower negative provision for loan losses on covered loans in 2016 was due to lower covered loan recoveries.

Our overall provision for loan loss levels have been impacted by continued improvement in asset quality. Nonperforming assets amounted to $59.1 million at December 31, 2016, a decrease of 33.8% from the $89.3 million one year earlier. Our nonperforming assets to total assets ratio was 1.64% at December 31, 2016 compared to 2.66% at December 31, 2015. Annualized net charge-offs as a percentage of average loans for the twelve months ended December 31, 2016 was 0.14% compared to 0.46% for 2015.

For the year ended December 31, 2016, noninterest income amounted to $25.6 million compared to $18.8 million for the year ended December 31, 2015. The increases in noninterest income are primarily the result of the following strategic initiatives:

•	On January 1, 2016, we acquired Bankingport, Inc., an insurance agency located in Sanford, North Carolina, which is primarily responsible for the increases in commissions from financial product sales in the accompanying tables.

•	On May 5, 2016, we completed the acquisition of SBA Complete, a firm that specializes in providing consulting services for financial institutions across the country related to SBA loan origination and servicing. We recorded $3.2 million in SBA consulting fees from the date of the acquisition through December 31, 2016.

•	In the third quarter of 2016, we leveraged the expertise assumed in our SBA Complete acquisition to launch a national SBA lending division. This division offers SBA loans to small business owners throughout the United States. Since the launch in the third quarter of 2016, this division originated $24.8 million of SBA loans and earned $1.4 million from gains on the sales of the guaranteed portions of these loans.

Partially offsetting the above-noted increases in noninterest income was higher indemnification asset expense in 2016 compared to 2015. Indemnification asset expense relates to write-offs of an indemnification asset associated with two FDIC loss share agreements. For 2016, the Company recorded $10.3 million in indemnification asset expense compared to $8.6 million in 2015. The 2016 amount includes a $5.7 million charge associated with the early termination of the loss share agreements that occurred in September 2016.

Noninterest expenses for the year ended December 31, 2016 amounted to $106.8 million compared to $98.1 million recorded in 2015. The primary reason for the increase was the costs associated with the growth initiatives previously discussed.

Total assets at December 31, 2016 amounted to $3.6 billion, a 7.5% increase from a year earlier. Total loans at December 31, 2016 amounted to $2.7 billion, a 7.6% increase from a year earlier, and total deposits amounted to $2.9 billion at December 31, 2016, a 4.8% increase from a year earlier.

The $192 million increase in our loans at December 31, 2016 compared to a year earlier is primarily related to ongoing internal initiatives to drive loan growth, including our expansion into higher growth markets.

Total deposits increased $136 million at December 31, 2016 compared to December 31, 2015, which was driven by a $175 million increase, or 8.3%, in checking, money market and savings accounts. Retail time deposits declined by $99 million, or 15.8%, over this same period, while deposits obtained from brokers increased $60 million, or 78.6%.

For the periods presented until the September 2016 termination of the FDIC loss share agreements, the Company’s results of operations were significantly affected by FDIC loss share agreements related to two FDIC-assisted failed bank acquisitions. In the discussion above and in the accompanying tables, the term “covered” is used to describe assets that were included in FDIC loss share agreements, while the term “non-covered” refers to the assets not included in a loss share arrangement. As previously discussed, all loss share agreements were terminated in the third quarter of 2016 and thus the entire loan portfolio is now classified as non-covered. Certain prior period disclosures will continue to present the breakout of the loan portfolio between covered and non-covered.

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

For periods prior to the termination, because favorable changes in covered assets resulted in lower expected FDIC claims, and unfavorable changes in covered assets resulted in higher expected FDIC claims, the FDIC indemnification asset was adjusted to reflect those expectations. The net increase or decrease in the indemnification asset was reflected within noninterest income, with the net impact being that pretax income was generally only impacted by 20% of the income or expense associated with provisions for loan losses on covered loans, discount accretion, and losses from covered foreclosed properties.

Overview - 2015 Compared to 2014

We reported net income per diluted common share of $1.30 in 2015, a 9.2% increase compared to 2014. The increased earnings were primarily due to lower provisions for loan losses. Total assets increased by 4.5% year over year.

Financial Highlights
($ in thousands except per share data)	2015	2014	Change

Earnings
Net interest income	$119,747	131,609	(9.0%	)
Provision for loan losses - non-covered	2,008	7,087	(71.7%	)
Provision (reversal) for loan losses - covered	(2,788)	3,108	n/m
Noninterest income	18,764	14,368	30.6%
Noninterest expenses	98,131	97,251	0.9%
Income before income taxes	41,160	38,531	6.8%
Income tax expense	14,126	13,535	4.4%
Net income	27,034	24,996	8.2%
Preferred stock dividends	(603)	(868)
Net income available to common shareholders	$26,431	24,128	9.5%

Net income per common share
Basic	$1.34	1.22	9.8%
Diluted	1.30	1.19	9.2%

Balances At Year End
Assets	$3,362,065	3,218,383	4.5%
Loans	2,518,926	2,396,174	5.1%
Deposits	2,811,285	2,695,906	4.3%

Ratios
Return on average assets	0.82%	0.75%
Return on average common equity	8.04%	7.73%
Net interest margin (taxable-equivalent)	4.13%	4.58%

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

We recorded negative total provisions for loan losses (reduction of the allowance for loan losses) on our covered and non-covered loans of $0.8 million in 2015 compared to provision for loan losses of $10.2 million for 2014. The provision for loan losses on non-covered loans amounted to $2.0 million in 2015 compared to $7.1 million for 2014. The lower provision recorded in 2015 was primarily a result of continued favorable credit quality trends and generally improving economic trends. For the year ended December 31, 2015, we recorded a negative provision for loan losses on covered loans of $2.8 million compared to a $3.1 million provision for loan losses in 2014. The negative provision in 2015 primarily resulted from lower levels of covered nonperforming loans, declining levels of total covered loans, and net covered loan recoveries (recoveries, net of charge-offs) of $2.3 million that were realized during the year ended December 31, 2015.

Our non-covered nonperforming assets declined 19.0% during 2015, amounting to $77.2 million at December 31, 2015 (2.37% of total non-covered assets) compared to $95.3 million at December 31, 2014 (3.09% of total non-covered assets). The decline in non-covered nonperforming assets was primarily due to on-going resolution of nonperforming assets and improving credit quality.

Total covered nonperforming assets also declined in 2015, amounting to $12.1 million at December 31, 2015 compared to $18.7 million at December 31, 2014. We experienced success resolving our covered loans, and property sales along the North Carolina coast were strong, which is where most of the Company’s covered assets were located.

For the year ended December 31, 2015, noninterest income amounted to $18.8 million compared to $14.4 million for the year ended December 31, 2014. The increase in 2015 was primarily the result of lower FDIC indemnification asset expense, which is recorded as a reduction to noninterest income. FDIC indemnification asset expense amounted to $8.6 million in 2015, a $4.2 million decrease from the $12.8 million recorded in 2014, with the lower expense being due to a lower amount of write-offs of the FDIC indemnification asset, which was associated with the continued winding down of the loss share assets.

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

Non-covered loans amounted to $2.42 billion at December 31, 2015, an increase of $147.7 million, or 6.5% from December 31, 2014, as a result of internal initiatives to drive loan growth. Loans covered by FDIC loss share agreements declined 19.6% in 2015 as those loans continued to pay down.

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

On June 25, 2015, we redeemed $32 million (32,000 shares) of Non-Cumulative Perpetual Preferred Stock, Series B (“SBLF Stock”) that had been issued to the United States Secretary of the Treasury in September 2011 related to our participation in the Small Business Lending Fund. On October 16, 2015, the remaining $31.5 million of SBLF Stock was redeemed, which ended our participation in the Small Business Lending Fund.

Outlook for 2017

The interest rate environment remains challenging. Historically, the interest rates we charge loan customers are correlated with long-term interest rates in the marketplace. While the Federal Reserve increased short-term interest rates by 25 basis points in late 2015 and by another 25 basis points in late 2016, long-term interest rates remain near historic lows. Additionally, interest rates on loans continue to be impacted downward by intense competition, and we expect continued declines in our loan discount accretion as our purchased loan portfolios wind down. Accordingly, we expect our overall loan yield to remain under pressure. As it relates to our funding costs, the yields on many of our deposits are already very low and the ability to lower them further is limited. Accordingly, we believe that a continued compression of our net interest margin is likely.

With four consecutive years of significantly improved trends of nonperforming assets and lower loan charge-offs compared to the recession years, we recorded low levels of provisions for loan losses in 2016, which brought our overall allowance for loan loss level down significantly following the elevated amounts we maintained during and immediately following the recession. In 2017, we expect it is likely that we will record a higher provision for loan losses than we did in 2016, as we provide for on-going loan charge-offs and expected new loan growth.

We experienced solid loan and deposit growth in 2016. Our local economies are generally improving and in 2016, we also continued to implement our plans to expand into larger and higher growth markets in North Carolina. Additionally, in the past two years we have hired a number of experienced bankers who have brought us business, and we expect they will continue to do so. Accordingly, we expect to experience continued loan and deposit growth in 2017.

Consistent with our initiative to expand into larger markets, in June 2016, we announced an agreement to acquire Carolina Bank Holdings, Inc., headquartered in Greensboro, North Carolina with eight branches and approximately $705 million in assets. This acquisition will be a natural extension of our recent expansion into high-growth areas of North Carolina. We closed on this transaction on March 3, 2017. We continue to regularly seek and evaluate bank and non-bank acquisition opportunities, which could result in the issuance of additional capital.

Also, on September 22, 2016, we terminated our loss share agreements with the FDIC. As such, we expect our income statement volatility to decrease in 2017 as it relates to indemnification asset expense. We recorded $10.3 million, $8.6 million, and $12.8 million of indemnification asset expense in 2016, 2015, and 2014, respectively. Absent a transaction that would give rise to a new indemnification asset, no indemnification expense will be recorded in the future.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. Certain of these principles involve a significant amount of judgment and may involve the use of estimates based on our best assumptions at the time of the estimation. The allowance for loan losses, intangible assets, and the fair value and discount accretion of acquired loans are three policies we have identified as being more sensitive in terms of judgments and estimates, taking into account their overall potential impact to our consolidated financial statements.

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

Our determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has two components. The first component involves the estimation of losses on individually evaluated “impaired loans.” A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is specifically evaluated for an appropriate valuation allowance if the loan balance is above a prescribed evaluation threshold (which varies based on credit quality, accruing status, troubled debt restructured status, and type of collateral) and the loan is determined to be impaired. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

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

Purchased loans are recorded at fair value at acquisition date. Therefore, amounts deemed uncollectible at acquisition date represent a discount to the loan value and become a part of the fair value calculation and are excluded from the allowance for loan losses. Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses. Subsequent increases in the amount expected to be collected are accreted into income over the life of the loan and this accretion is referred to as “loan discount accretion.”

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

The primary identifiable intangible asset we typically record in connection with a whole bank or bank branch acquisition is the value of the core deposit intangible, whereas when we acquire an insurance agency or a SBA consulting firm, as we did in 2016, the primary identifiable intangible asset is the value of the acquired customer list. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. We typically engage a third party consultant to assist in each analysis. For the whole bank and bank branch transactions recorded to date, the core deposit intangibles have generally been estimated to have a life ranging from seven to ten years, with an accelerated rate of amortization. For insurance agency acquisitions, the identifiable intangible assets related to the customer lists were determined to have a life of ten to fifteen years, with amortization occurring on a straight-line basis. For the SBA consulting firm, the identifiable intangible asset related to the customer list was determined to have a life of approximately seven years, with amortization occurring on a straight-line basis.

Subsequent to the initial recording of the identifiable intangible assets and goodwill, we amortize the identifiable intangible assets over their estimated average lives, as discussed above. In addition, on at least an annual basis, goodwill is evaluated for impairment by comparing the fair value of our reporting units to their related carrying value, including goodwill. If the carrying value of a reporting unit were ever to exceed its fair value, we would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

In our 2016 goodwill impairment evaluation, we concluded that our goodwill was not impaired.

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

Fair Value and Discount Accretion of Acquired Loans

We consider the determination of the initial fair value of acquired loans and the subsequent discount accretion of the purchased loans to involve a high degree of judgment and complexity. Substantially all of our acquired loans over the past ten years resulted from FDIC-assisted transactions of two failed banks, thus the initial fair value of the related FDIC indemnification asset also involved a high degree of judgment and complexity.

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

Merger and Acquisition Activity

As previously discussed, in January 2016, we acquired an insurance agency in Sanford, North Carolina, and in May 2016, we acquired a firm specializing in origination and servicing of SBA loans. In July 2016, we exchanged our seven bank branches located in Virginia to another community bank in return for six of their North Carolina branches.

See Note 2 to the consolidated financial statements for additional information regarding these acquisitions.

FDIC Indemnification Asset

As previously discussed, on June 19, 2009 and January 21, 2011, we acquired substantially all of the assets and liabilities of Cooperative Bank and The Bank of Asheville, respectively, in FDIC-assisted transactions. For each transaction, we entered into two loss share agreements with the FDIC, which provided the Bank significant loss protection from losses experienced on the loans and foreclosed real estate. Under the Cooperative Bank loss share agreements, the FDIC covered 80% of covered loan and foreclosed real estate losses up to $303 million, and 95% of losses in excess of that amount. Under The Bank of Asheville loss share agreements, the FDIC covered 80% of all covered loan and foreclosed real estate losses. For both transactions, the loss share reimbursements were applicable for ten years for single family home loans and five years for all other loans. One of our Cooperative Bank agreements expired on July 1, 2014 and one of The Bank of Asheville agreements expired on April 1, 2016. On September 22, 2016, we reached a mutual agreement with the FDIC to terminate all loss share agreements. Under the terms of the agreement, the Bank paid $2.0 million to the FDIC to terminate all rights and obligations associated with the agreements. As a result, all future losses and recoveries associated with failed bank assets will be borne solely by the Bank.

In connection with the two FDIC transactions noted above, we recorded an FDIC indemnification asset that represented payments expected to be received from the FDIC related to the loss share agreements. The carrying value of this receivable at each period end was the sum of:  1) actual claims that were incurred and were in the process of submission to the FDIC for reimbursement, but were not yet received and 2) our estimated amount of claimable loan and other real estate losses covered by the agreements multiplied by the FDIC reimbursement percentage. As a result of the termination of the loss share agreements, we no longer have an indemnification asset related to these agreements.

At December 31, 2016 and 2015, the FDIC indemnification asset was comprised of the following components:

($ in thousands)	2016	2015
Receivable (payable) related to claims incurred (recoveries), not yet received (paid), net	$—	(633)
Receivable related to estimated future claims on loans	—	8,675
Receivable related to estimated future claims on foreclosed real estate	—	397
FDIC indemnification asset	$—	8,439

Subsequent to the initial recording of the indemnification asset, we recorded adjustments to it as discussed below, the FDIC indemnification asset was generally adjusted in the following circumstances, with downward adjustments to the asset resulting in FDIC indemnification asset expense, and upwards adjustments resulting in FDIC indemnification asset income, or a reduction in collection expense, as discussed below:

1) Deterioration of credit quality of covered loans – As of the acquisition dates, we recorded the loans acquired from Cooperative Bank and The Bank of Asheville on our books at a fair value that was $227.9 million and $51.7 million, respectively, less than the contractual amounts due from the borrowers, which was our estimate of the loan losses inherent in the portfolio. As the credit quality of these portfolios changed and better information was obtained about likely losses, some loans had better repayment expectations than we originally projected and some loans had worse repayment expectations than originally projected. For loans with worse repayment expectations, we generally recorded provisions for loan losses with corresponding increases to the FDIC indemnification asset by recording noninterest income (indemnification asset income) in proportion to the 80% reimbursement percentage. In 2014, we recorded provisions for loan losses on covered loans amounting to $1.7 million that resulted in a corresponding upward adjustment to the FDIC indemnification asset of $1.4 million. We also recorded an additional $1.4 million in provisions for loan losses in 2014 without corresponding increases to the indemnification asset because we believed certain loan losses would occur after the expiration of the loss share agreements. In 2015 and 2016, we recorded negative provisions for loan losses on covered loans as a result of loan recoveries that exceeded charge-offs by $2.3 million and $1.7 million, respectively.

2) Write-downs and losses on foreclosed properties – When we foreclose on delinquent borrowers, we initially record the foreclosed property at the lower of book or fair value, less costs to sell, (based on current appraisals), with any deficiency recorded as a loan charge-off. Subsequent to the foreclosure, we periodically review the fair value of the property through updated appraisals or independent market pricing, and if the appraisal or market pricing indicates a fair value lower than our carrying value, we must write the property down. We also sell foreclosed properties that frequently result in losses. Each of these situations generally resulted in the Company recording losses on covered foreclosed properties with a corresponding 80% increase to the FDIC indemnification asset. If we sold a foreclosed property that resulted in a gain, then we generally recorded a corresponding decrease to the FDIC indemnification asset to reflect the fact that we had to reimburse the FDIC 80% of any gains that related to prior claims. In 2016 and 2015, we recorded net gains on covered foreclosed properties amounting to $0.9 million and $1.0 million, respectively, which resulted in a downward adjustment to the FDIC indemnification asset of $0.7 million and $0.4 million, respectively. In 2014, we recorded net losses and write-downs on covered foreclosed properties amounting to $1.9 million, which resulted in an upward adjustment to the FDIC indemnification asset of $1.5 million.

3) Expenses incurred related to collection activities on covered assets – As a result of our collection efforts, we incurred expenses such as legal fees, property taxes and appraisal costs. Many of these expenses were reimbursable by the FDIC. These expenses were recorded as “other” noninterest expenses and a corresponding increase was made to increase the FDIC indemnification asset by reducing the gross collection expenses by the amount expected to be reimbursed by the FDIC for eligible expenses. In 2016, 2015, and 2014, we incurred $0.4 million, $1.2 million, and $3.1 million, in gross collection expenses related to covered assets, respectively, and reduced that amount by $0.3 million, $1.2 million, and $3.9 million, in FDIC reimbursements, respectively.

4) Cash transactions with the FDIC related to claims – On at least a quarterly basis, we submitted eligible loss share claims or recoveries to the FDIC. After reviewing and approving the claims/recoveries, the FDIC wired us cash or we wired the FDIC cash, which reduced or increased the amount of the FDIC indemnification asset. In 2016, we paid approximately $1.6 million in cash to the FDIC related to recoveries on loss share loans. In 2015 and 2014, we received $6.7 million and $17.7 million in FDIC reimbursements, respectively.

5) Accretion of discount on acquired loans – As noted above, we recorded the acquired loans of the two loss share transactions on our books at a fair value that was $280 million (in total) less than the contractual amounts due from the borrowers (the “discount”), which were our estimate of the loan losses inherent in the portfolio. As the credit quality of this portfolio changed and better information was obtained about likely losses, some loans had better repayment expectations than we originally projected and some loans had worse repayment expectations than originally projected (as discussed above). For loans with improved repayment expectations, we are systematically reducing the discount over the life of the loan. For some loans, we have received complete payoffs at the contractual balance and the discount must be reduced to zero. When we reduce/accrete the discount, we do so by recognizing interest income in that same amount. When the expected losses became less than the original estimate, our expected reimbursement from the FDIC declined as well. Accordingly, we generally reduced the FDIC indemnification asset in correlation to the accretion of the loan discount. Prior to the termination of the loss share agreements, we recorded $2.7 million in discount accretion in 2016, which resulted in a reduction to the FDIC indemnification asset and indemnification expense of $2.0 million. In 2015 and 2014, we recorded discount accretion of $4.8 million and $16.0 million, respectively, which resulted in reductions to the FDIC indemnification asset and indemnification expense of $5.6 million and $15.3 million, respectively.

In summary, circumstances that resulted in adjustments to the FDIC indemnification asset were recorded within the income statement line items noted without consideration of the FDIC loss share agreements. Because favorable changes in covered assets resulted in lower expected FDIC claims, and unfavorable changes in covered assets generally resulted in higher expected FDIC claims, the FDIC indemnification asset was adjusted to reflect those expectations. The net increase or decrease in the indemnification asset was reflected within noninterest income as indemnification asset income/expense.

The adjustments resulted in volatility within individual income statement line items. Because of the FDIC loss share agreements and the associated indemnification asset, amounts recorded as provisions for loan losses, discount accretion, and losses from foreclosed properties generally only impacted pretax income by 20% of those amounts, due to the corresponding adjustments that were made to the indemnification asset.

The following presents a rollforward of the FDIC indemnification asset since the date of the Cooperative Bank acquisition on June 19, 2009 through the date of termination of the loss share agreements on September 22, 2016.

($ in thousands)
Balance at June 19, 2009	$185,112
Decrease related to favorable change in loss estimates	(1,516)
Increase related to reimbursable expenses	1,300
Cash received	(40,500)
Accretion of loan discount	(1,175)
Balance at December 31, 2009	143,221
Increase related to unfavorable change in loss estimates	30,419
Increase related to reimbursable expenses	2,900
Cash received	(46,721)
Accretion of loan discount	(6,100)
Balance at December 31, 2010	123,719
Increase related to acquisition of The Bank of Asheville	42,218
Increase related to unfavorable change in loss estimates	29,814
Increase related to reimbursable expenses	5,725
Cash received	(69,339)
Accretion of loan discount	(9,278)
Other	(1,182)
Balance at December 31, 2011	121,677
Increase related to unfavorable change in loss estimates	16,984
Increase related to reimbursable expenses	6,947
Cash received	(29,796)
Accretion of loan discount	(13,173)
Other	(80)
Balance at December 31, 2012	102,559
Increase related to unfavorable change in loss estimates	9,312
Increase related to reimbursable expenses	5,352
Cash received	(49,572)
Accretion of loan discount	(16,160)
Other	(2,869)
Balance at December 31, 2013	48,622
Increase related to unfavorable change in loss estimates	2,923
Increase related to reimbursable expenses	3,925
Cash received	(17,724)
Accretion of loan discount	(15,281)
Other	104
Balance at December 31, 2014	22,569
Increase (decrease) related to unfavorable (favorable) changes in loss estimates	(3,031)
Increase related to reimbursable expenses	1,232
Cash received	(6,673)
Accretion of loan discount	(5,584)
Decrease related to settlement of disputed claims	(406)
Other	332
Balance at December 31, 2015	$8,439
Increase (decrease) related to unfavorable (favorable) changes in loss estimates	(2,246)
Increase related to reimbursable expenses	205
Cash paid	1,554
Amortization associated with accretion of loan discount	(2,005)
Other	(236)
Write-off of asset balance upon termination of FDIC loss share agreements	(5,711)
Balance at December 31, 2016	$—

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

Net Interest Income

Net interest income on a reported basis amounted to $123.4 million in 2016, $119.7 million in 2015, and $131.6 million in 2014. For internal purposes and in the discussion that follows, we evaluate our net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. Net interest income on a tax-equivalent basis amounted to $125.4 million in 2016, $121.4 million in 2015, and $133.1 million in 2014. Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income.

	Year ended December 31,
($ in thousands)	2016	2015	2014
Net interest income, as reported	$123,380	119,747	131,609
Tax-equivalent adjustment	2,054	1,634	1,502
Net interest income, tax-equivalent	$125,434	121,381	133,111

Table 2 analyzes net interest income on a tax-equivalent basis. Our net interest income on a tax-equivalent basis increased by 3.3% in 2016 and decreased by 8.8% in 2015. There are two primary factors that cause changes in the amount of net interest income we record – 1) changes in our loans and deposits balances and 2)

our net interest margin. “Net interest margin” is a ratio we use to measure the spread between the yield on our earning assets and the cost of our funding and is calculated by dividing tax-equivalent net interest income by average earning assets.

The increase in net interest income in 2016 compared to 2015 was primarily due to growth in our loans outstanding, the positive impact of which was partially offset by a 10 basis point decline in our net interest margin. The decrease in net interest income in 2015 compared to 2014 was due to a lower net interest margin caused primarily by lower loan discount accretion, as average loans and deposits were approximately the same for those years.

For 2016 average loans increased $168.7 million, or 6.9%, with interest income earned on loans increasing by $3.4 million over 2015, while average deposits also had good growth at 5.2% For 2015, average loans outstanding amounted to $2.43 billion, unchanged from 2014, while average deposits declined slightly by 1.3%.

Our net interest margin declined from 4.58% in 2014 to 4.13% in 2015 to 4.03% in 2016. Lower asset yields have been the primary factor causing the decline in the net interest margin. From 2014 to 2016, the yield we earned on our interest-earning assets declined from 4.86% in 2014 to 4.37% in 2015 to 4.28% in 2016. Steadily declining loan yields caused by the continued low interest rate environment and competition for loans have played a factor in this decline. Additionally in comparing 2014 to 2015, a significant factor in the lower loan yields was a lower amount of loan discount accretion on purchased loans purchased (see discussion below).

The declines in asset yields were partially offset by lower liability costs, as we have been able to progressively lower interest rates on maturing time deposits that were originated in prior periods. The average interest rate paid on our interest bearing deposits declined from 0.32% in 2014 to 0.26% in 2015 to 0.24% in 2016. Also, shifts in the funding mix of our liabilities have had a positive impact on our net interest margin. As calculated from Table 2, the average amount of our lower cost deposits, comprised of checking accounts (non-interest bearing and interest bearing), money market accounts and savings accounts, steadily increased from $1.8 billion in 2014 to $2.2 billion in 2016, an increase of 20%, while the average amount of our higher cost funding, comprised of time deposits, decreased from $0.9 billion to $0.7 billion over that same period, a decline of 28%.

The net interest margin for all periods benefited, by varying amounts, from the net accretion of purchase accounting premiums/discounts associated with acquisitions, primarily the Cooperative Bank acquisition in June 2009 and The Bank of Asheville acquisition in January 2011. As can be seen in the table below, we recorded $4.5 million in 2016, $4.8 million in 2015, and $15.9 million in 2014, in net accretion of purchase accounting premiums/discounts that increased net interest income.

($ in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Interest income – reduced by premium amortization on loans	$—	—	(98)
Interest income – increased by accretion of loan discount	4,451	4,751	16,009
Interest expense – reduced by premium amortization of deposits	77	—	7
Impact on net interest income	$4,528	4,751	15,918

The biggest component of the purchase accounting adjustments in each year was loan discount accretion, which amounted to $4.5 million in 2016, $4.8 million in 2015, and $16.0 million in 2014. In 2016, 2015 and 2014, lower amounts of remaining unaccreted loan discount resulted in lower amounts of loan discount accretion – unaccreted loan discount has declined from $39.6 million at January 1, 2014 to $12.7 million at December 31, 2016. We expect loan discount accretion to continue to decline as a result of the continued decline in remaining unaccreted discount.

Table 3 presents additional detail regarding the estimated impact that changes in loan and deposit volumes and changes in the interest rates we earned/paid had on our net interest income in 2015 and 2016. For 2016, higher loan volume positively impacted interest income by $8.0 million, while lower loan interest rates negatively impacted interest income by $4.6 million, with the net effect driving the total increase in interest income of $4.8 million. A higher level of borrowings in 2016 was the primary factor causing the $0.7 million increase in interest expense. The higher level of borrowings was necessary in 2016 in order to fund the loan growth, which outpaced deposit growth. Overall, as the table indicates, net interest income on a tax-equivalent basis grew $4.1 million in 2016.

For 2015, Table 3 shows that changes in loan rates reduced interest income by $15.8 million, with $11.3 million of that decrease being the lower loan discount accretion discussed above. A $2.7 million positive impact of having a higher volume of taxable securities partially offset the lower loan interest income, which resulted in 2015 having an interest income decline of $13.0 million. Lower volumes and lower rates paid on deposits drove a decline of $1.3 million in interest expense, which, overall, resulted in tax-equivalent net interest income declining by $11.7 million in 2015 compared to 2014.

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

For 2016 and 2015, we recorded total negative provisions for loan losses (reduction of allowance for loan losses) of $23,000 and $780,000, respectively. For 2014, our total provisions for loan losses were $10.2 million. The total provision for loan losses is comprised of provision for loan losses for non-covered loans and provision for loan losses for covered loans, as discussed in the following paragraphs.

For periods prior to the third quarter 2016 termination of our loss share agreements, we computed and presented the provision for loan losses related to covered loans separately from that of our non-covered loans. Generally, we had recorded provisions for loan losses on non-covered loans as a result of net charge-offs and loan growth, while significant recoveries in our previously covered loan portfolios resulted in negative provisions for loan losses. Upon the termination of the loss share agreements, all loans became classified as non-covered and the allowance for loan losses balances were combined into a single amount and no longer computed separately.

We recorded $2.1 million, $2.0 million, and $7.1 million in provisions for loan losses related to non-covered loans for the years ended December 31, 2016, 2015, and 2014, respectively. In 2015, a prolonged period of stable and improving loan quality trends resulted in lower provision for loan losses that was needed to adjust our allowance for loan losses to the appropriate amount. This was because our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. In 2015, periods of high net charge-offs we experienced during the peak of the recession dropped out of the analysis and were replaced by the more modest levels of net charge-offs recently experienced. This had the impact of bringing our overall allowance for loan loss level down to a more normalized level following the elevated amounts we maintained during and immediately following the recession and was the primary reason for the provision for loan losses on non-covered loans declining from $7.1 million in 2014 to $2.0 million in 2015. This same situation continued in 2016 and was further impacted by net charge-offs that declined significantly. These factors combined to result in a provision for non-covered loan losses that increased only slightly to $2.1 million in 2016 despite higher loan growth. The factors just noted resulted in our non-covered allowance for loan losses to total loans ratio declining from 1.69% at December 31, 2014 to 1.11% at December 31, 2015 to 0.88% at December 31, 2016. In 2017, it is likely that we will record a higher amount of provision for loan losses than we did in 2015 and 2016, as we provide for on-going loan charge-offs and expected new loan growth.

As it relates to covered loans, we recorded a negative provision for loan losses (reduction of allowance for loan losses) of $2.1 million in 2016 and $2.8 million in 2015 and a provision for loan losses of $3.1 million in 2014. The negative provisions in 2015 and 2016 resulted from lower levels of covered nonperforming loans, declining levels of total covered loans, and several large recoveries received that resulted in having net loan recoveries (recoveries, net of charge-offs) of $1.7 million in 2016 and $2.3 million in 2015. We recorded provisions for loan losses on covered loans of $3.1 million during 2014 to provide for loans that showed signs of collection problems during the year, as well as to provide for collateral dependent nonaccrual loans for which we received updated appraisals during the year that reflected lower collateral valuations.

Total net charge-offs (covered and non-covered) for the years ended December 31, 2016, 2015, and 2014, were $3.7 million, $11.3 million, and $18.1 million, respectively.

Net-charge offs of non-covered loans were $5.4 million, $13.6 million, and $14.7 million for 2016, 2015, and 2014, respectively. The declining amount of non-covered net-charge offs in recent years is reflective of improving economic conditions and lower levels of our highest-risk loans.

Net charge-offs (recoveries) of covered loans were ($1.7 million), ($2.3 million), and $3.3 million in 2016, 2015, and 2014, respectively, with several large recoveries significantly impacting 2015 and 2016.

As seen in Table 14, in 2016 and 2015, net charge-offs were highest in our residential first mortgages, which is reflective of these loans comprising approximately 30% of our total loans, as well as continued challenging economic conditions in some of our more rural market areas. In 2012-2014, net charge-offs were highest in loans classified as “real estate – construction, land development & other land loans.”  This category of loans is primarily comprised of land acquisition and development loans and other types of lot loans.  These types of loans were particularly hard hit by the decline in real estate development and property values that occurred in the recession.

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

Noninterest Income

Our noninterest income amounted to $25.6 million in 2016, $18.8 million in 2015, and $14.4 million in 2014.

As shown in Table 4, core noninterest income excludes gains from acquisitions, foreclosed property write-downs and losses, indemnification asset income (expense), securities gains or losses, and other miscellaneous gains and losses. Core noninterest income amounted to $35.0 million in 2016, a 19.3% increase from the $29.3 million recorded in 2015. The 2015 core noninterest income of $29.3 million was a 3.8% decrease from the $30.5 million recorded in 2014.

See Table 4 and the following discussion for an understanding of the components of noninterest income.

Service charges on deposit accounts amounted to $10.6 million, $11.6 million, and $13.7 million in 2016, 2015 and 2014, respectively. In 2016 and 2015, fewer instances of fees earned from customers overdrawing their accounts have impacted this line item, as well as more customers meeting the requirements to have the monthly services charges waived on their checking accounts.

Other service charges, commissions and fees amounted to $11.9 million in 2016, a 9.2% increase from the $10.9 million earned in 2015. The 2015 amount of $10.9 million was 8.9% higher than the $10.0 million earned in 2014. This category of noninterest income includes items such as electronic payment processing revenue (which includes fees related to credit card transactions by merchants and customers and fees earned from debit card transactions), ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The growth in this category for both years was primarily attributable to increased debit card usage by our customers, as we earn a small fee each time our customers make a debit card transaction. Interchange income from credit cards has also increased due to growth in the number and usage of credit cards, which we believe is a result of increased promotion of this product.

Fees from presold mortgages amounted to $2.0 million in 2016, $2.5 million in 2015, and $2.7 million in 2014. Fewer mortgage loan originations resulted in decreases in these fees in 2016 and 2015. Also, fewer mortgage loans were sold to the secondary market in 2016 and 2015 compared to 2014 due to our decision to hold more loans for investment in order to offset declines in our residential mortgage loan portfolio.

Commissions from sales of insurance and financial products amounted to $3.8 million in 2016, $2.6 million in 2015, and $2.7 million in 2014. This line item includes commissions we receive from three sources - 1) sales of credit life insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents the contribution of each of the three sources to the total amount recognized in this line item:

	For the year ended December 31,
($ in thousands)	2016	2015	2014
Commissions earned from:
Sales of credit life insurance	$15	26	43
Sales of investments, annuities, and long term care insurance	2,027	1,934	2,028
Sales of property and casualty insurance	1,748	620	662
Total	$3,790	2,580	2,733

As can be seen in the above table, sales of property and casualty insurance increased significantly in 2016 compared to 2015, which is due to our January 1, 2016 acquisition of Bankingport, Inc., an insurance agency located in Sanford, North Carolina (see Note 2 to the consolidated financial statements for additional information). Sales of investments, annuities and long term care insurance did not vary significantly among the years presented.

The largest reason for the increases in core noninterest income in 2016 was the addition of SBA consulting fees and SBA loan sale gains during the last half of 2016. As previously discussed, on May 5, 2016, we completed the acquisition of a firm that specializes in consulting with financial institutions across the country related to SBA loan origination and servicing (see Note 2 to the consolidated financial statements for additional information). We recorded $3.2 million in SBA consulting fees related to this business from the date of the acquisition through December 31, 2016. In the third quarter of 2016, we leveraged the expertise we gained from personnel assumed in the SBA Complete acquisition and launched a national SBA lending division offering SBA loans to small business owners throughout the United States. The SBA division originated $24.8 million in loans in 2016 and earned $1.4 million from gains on the sales of the guaranteed portions of these loans for the year.

Table 4 shows earnings from bank-owned life insurance income were $2.1 million in 2016, $1.7 million in 2015, and $1.3 million in 2014. In the fourth quarters of 2015 and 2014, we purchased $15.0 million and $10.0 million, respectively, in bank-owned life insurance on certain officers of our Company, which increased our income for this line item.

Noninterest income not considered to be “core” resulted in net reductions to total noninterest income of $9.4 million in 2016, $10.6 million in 2015, and $16.1 million in 2014. The components of non-core noninterest income are shown in Table 4 and the significant components thereof are discussed below.

We recorded net losses on non-covered foreclosed properties of $1.5 million in 2016, $2.5 million in 2015, and $1.9 million in 2014. These losses have resulted from ongoing declines in property values for certain types of properties. Additionally, in order to dispose of certain of our foreclosed properties that we held for an extended period of time, it became necessary to accept sales offers that resulted in losses.

We recorded $0.9 million and $1.0 million of net gains on covered foreclosed properties in 2016 and 2015, respectively, and $1.9 million of net losses on covered foreclosed properties in 2014. Most of our covered foreclosed properties were along the coast of North Carolina. The market value for properties in that area recovered significantly following the recession and resulted in the gains experienced in 2015 and 2016.

Indemnification asset expense amounted to $10.3 million, $8.6 million, and $12.8 million, for the years ended December 31, 2016, 2015, and 2014, respectively. Historically, indemnification asset income (expense) was recorded to reflect additional (or decreased) amounts that were expected to be received from the FDIC during the period related to covered assets. The three primary items that resulted in recording indemnification asset income (expense) were 1) loan discount accretion resulting from improved borrower repayment prospects, which generally resulted in indemnification expense, 2) provisions (reversals) for loan losses on covered loans, which resulted in indemnification income (expense) and 3) foreclosed property gains (losses) on covered assets, which resulted in indemnification expense (income). Lower indemnification asset expense realized in 2015 compared to 2014 was primarily correlated with the significantly lower loan discount accretion income recorded in 2015. The higher indemnification asset expense in 2016 resulted from the write-off of the remaining indemnification asset of $5.7 million when we terminated the FDIC loss share agreements. The following table presents the sources of indemnification income (expense) for the periods noted.

	For the year ended December 31,
($ in millions)	2016	2015	2014
Indemnification asset expense associated with loan discount accretion income	$(2.0)	(5.6)	(15.3)
Indemnification asset income (expense) associated with loan losses (recoveries), net	(1.6)	(2.3)	1.4
Indemnification asset income (expense) associated with foreclosed property losses (gains)	(0.7)	(0.4)	1.5
Indemnification asset expense associated with termination of loss share agreements	(5.7)	—	—
Other sources of indemnification asset income (expense)	(0.3)	(0.3)	(0.4)
Total indemnification asset income (expense)	$(10.3)	(8.6)	(12.8)

Securities gains (losses) were insignificant for 2016 and 2015. We recorded $0.8 million in securities gains during 2014, related to sales of $47.5 million in available for sale securities.

In 2016, we recorded a $1.5 million gain in the branch exchange with First Community Bank (see Note 2 of the consolidated financial statements for additional discussion). In 2015, “Other gains (losses)” was primarily comprised of a $0.4 million write-off of an FDIC loss share claim associated with a dispute settlement, whereas in 2014, the net loss was caused primarily by write-downs and losses on sales of vacated branch buildings.

Noninterest Expenses

Total noninterest expenses totaled $106.8 million, $98.1 million, and $97.3 million for 2016, 2015 and 2014, respectively. Table 5 presents the components of our noninterest expense during the past three years. The primary reason for the growth in noninterest expense in 2016 was associated with our growth initiatives, including acquisitions and market expansion. Line items with the largest fluctuations are further discussed below.

Total personnel expense increased from $56.8 million in 2015 to $62.1 million in 2016, an increase of $5.3 million, or 9.3%. Within personnel expense, salaries expense increased $3.6 million in 2016 and employee benefits expense increased by $1.7 million in 2016. The primary reason for these increases in personnel expense is the aforementioned growth initiatives in 2016, including acquisitions of an insurance agency and an SBA consulting firm, as well as the creation of an SBA lending division and our expansion into Greensboro, Raleigh and Charlotte, all in North Carolina.

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

Net occupancy expenses amounted to $7.8 million in 2016, $7.4 million in 2015, and $7.4 million in 2014. The increases in 2016 were related to the aforementioned acquisitions and expansion initiatives.

Equipment related expenses remained relatively stable over the past three years, amounting to $3.6 million, $3.7 million, and $3.9 million, in 2016, 2015, and 2014, respectively.

Merger and acquisition expenses amounted to $1.4 million in 2016 compared to none in 2015 and 2014. The 2016 amount was primarily comprised of professional fees incurred in our acquisitions of Bankingport and SBA Complete, our branch exchange, and our agreement to acquire Carolina Bank.

Intangible amortization expense increased from $0.7-0.8 million in 2014 and 2015 to $1.2 million in 2016. The increase was due to the additional amortizable intangible assets recorded in connection with the acquisitions of Bankingport and SBA Complete and the branch exchange transaction with First Community Bank.

FDIC insurance expense amounted to $2.0 million in 2016, $2.4 million in 2015, and $4.0 million in 2014. The insurance premium rate charged by the FDIC is based on several variable factors that can result in fluctuations from year to year. As previously discussed, a change in the methodology for assessing banks with $10 billion or less in total assets was implemented as of July 1, 2016 due to the deposit insurance fund reaching a targeted minimum level. This change was the biggest factor in the lower expense in 2016.

Collection expenses related to non-covered assets amounted to $2.1-$2.2 million in 2014 and 2015 and declined to $1.8 million in 2016. With the lower levels of nonperforming assets, we expect this expense to continue to decline.

Collection expenses on covered assets, net of FDIC reimbursements, amounted to a net expense of $0.1 million in 2016, and net reimbursements of $0.1 million in 2015 and $0.9 million in 2014. This expense has generally been low in recent years due to low levels of covered nonperforming assets. Additionally, in the fourth quarter of 2014, we determined that approximately $1.0 million in collection expenses incurred in prior years associated with covered assets were eligible to be claimed for reimbursement with the FDIC. All loss share agreements with the FDIC were terminated in 2016, and all collection expenses will be combined for future periods.

Telephone and data line expense amounted to $2.3 million in 2016, $2.1 million in 2015, and $2.0 million in 2014. The higher levels in 2015 and 2016 are due to costs associated with upgrades in the quality of our data lines at many of our branches.

Legal and audit expense amounted to $1.4 million in 2016, $1.7 million in 2015 and $2.0 million in 2014. The decrease in 2015 and 2016 is primarily due to the resolution of various legal matters.

Non-credit losses increased from $0.3 million in each of 2014 and 2015, to $1.2 million in 2016. The increase in 2016 is primarily due to higher debit card and credit card fraud losses.

In 2014, we also recorded $1.0 million in expenses related to the consolidation and closure of nine of our branches. The branches that were consolidated were generally smaller in size with relatively low staff counts.

Income Taxes

Table 6 presents the components of income tax expense and the related effective tax rates. We recorded income tax expense of $14.6 million in 2016, $14.1 million in 2015, and $13.5 million in 2014. Our effective tax rates were 34.7% for 2016, 34.3% for 2015, and 35.1% for 2014. The slight increase in effective tax rate in 2016 was due to nondeductible intangible and merger and acquisition expenses incurred related to corporate acquisitions and the branch exchange transaction. Excluding those items, our effective tax rate has generally declined in recent years due to higher amounts of tax-exempt income, primarily bank-owned life insurance income, and lower statutory income tax rates in North Carolina. North Carolina implemented decreases to its state income tax rate for corporations from 6.0% in 2014 to 5.0% in 2015 to 4.0% in 2016. The North Carolina state income tax rate further declines to 3% in 2017.

Stock-Based Compensation

We recorded stock-based compensation expense of $0.7 million, $0.7 million, and $0.3 million, for the years ended December 31, 2016, 2015, and 2014, respectively. The increase in this expense from 2014 to 2015-2016 was due to retention-based restricted stock grants made to certain officers during the year. See Note 15 to the consolidated financial statements for more information regarding stock-based compensation.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

At December 31, 2016, our total assets amounted to $3.6 billion, a 7.5% increase from 2015. As previously discussed, all FDIC loss share agreements were terminated in September 2016 and, accordingly, assets previously covered under those agreements become non-covered on that date. The following table presents detailed information regarding the nature of changes in our loans and deposits in 2015 and 2016:

($ in thousands)	Balance at beginning of period	Internal growth, net (1)	Net Impact of Branch Exchange (2)	Transfer due to Expiration & Termination of Loss Share Agreements	Balance at end of period	Total percentage growth	Internal percentage growth (1)
2016
Loans – Non-covered	$2,416,285	196,789	1,514	96,124	2,710,712	12.2%	8.1%
Loans – Covered	102,641	(6,517)	—	(96,124)	—	-100.0%	-6.3%
Total loans	2,518,926	190,272	1,514	—	2,710,712	7.6%	7.6%

Deposits – Noninterest-bearing	659,038	90,807	6,158	—	756,003	14.7%	13.8%
Deposits – Interest-bearing checking	626,878	12,793	(4,240)	—	635,431	1.4%	2.0%
Deposits – Money market	636,692	55,987	(8,999)	—	683,680	7.4%	8.8%
Deposits – Savings	186,616	14,263	8,195	—	209,074	12.0%	7.6%
Deposits – Brokered time	76,412	60,054	—	—	136,466	78.6%	78.6%
Deposits – Time >$100,000 – retail	329,819	(33,164)	(8,716)	—	287,939	-12.7%	-10.1%
Deposits – Time <$100,000 – retail	295,830	(41,751)	(15,319)	—	238,760	-19.3%	-14.1%
Total deposits	$2,811,285	158,989	(22,921)	—	2,947,353	4.8%	5.7%

2015
Loans – Non-covered	$2,268,580	147,705	—	—	2,416,285	6.5%	6.5%
Loans – Covered	127,594	(24,953)	—	—	102,641	-19.6%	-19.6%
Total loans	2,396,174	122,752	—	—	2,518,926	5.1%	5.1%

Deposits – Noninterest-bearing	560,230	98,808	—	—	659,038	17.6%	17.6%
Deposits – Interest-bearing checking	583,903	42,975	—	—	626,878	7.4%	7.4%
Deposits – Money market	548,255	88,437	—	—	636,692	16.1%	16.1%
Deposits – Savings	180,317	6,299	—	—	186,616	3.5%	3.5%
Deposits – Brokered time	88,375	(11,963)	—	—	76,412	-13.5%	-13.5%
Deposits – Internet time	747	(747)	—	—	—	-100.0%	-100.0%
Deposits – Time >$100,000 – retail	384,127	(54,308)	—	—	329,819	-14.1%	-14.1%
Deposits – Time <$100,000 – retail	349,952	(54,122)	—	—	295,830	-15.5%	-15.5%
Total deposits	$2,695,906	115,379	—	—	2,811,285	4.3%	4.3%

(1)	Excludes the impact of the transfer of loans from covered status to non-covered status on April 1, 2016 due to the expiration of one loss-sharing agreement and the termination of all remaining loss share agreements on September 22, 2016. Also, excludes the impact of acquisitions in the year of acquisition, but includes growth or declines in acquired operations after the date of acquisition.
(2)	On July 15, 2016, we completed a branch exchange with First Community Bank, headquartered in Bluefield, Virginia. We exchanged our seven branches in Virginia for six of First Community Bank’s branches in North Carolina, acquiring $152.2 million in loans and $111.3 million in deposits, while selling $150.6 million in loans and $134.3 million in deposits. This columns represents the net difference in what we received compared to what we sold.

In 2016, our total loan growth was 7.6%. As derived from the table above, we experienced internal growth in our non-covered loan portfolio of $196.8 million, or 8.1%. We terminated our FDIC loss share agreements on September 22, 2016 and thus, all loans were transferred to non-covered status on that date. In 2015, as derived from the table above, our total loans increased by $122.8 million, or 5.1%. During that period, we experienced internal growth in our non-covered loan portfolio of $147.7 million, or 6.5%, while our covered loans declined by $25.0 million, or 19.6%.

We expect continued growth in our loan portfolio in 2017, as we have recently expanded into higher growth market areas, and we had experienced bankers join our Company over the past few years.

During 2016, we experienced a net increase in total deposits of $136.1 million, or 4.8%. Net internal deposit growth amounted to $159.0 million, or 5.7%, which was partially offset by the impact of our branch exchange in which we sold $23 million more in deposits than we purchased. Our internal growth arose from significant growth in our low-cost core deposit accounts (checking, money market and savings), which was partially offset by declines in our time deposit accounts. We experienced internal growth of $173.9 million in our core deposit accounts, compared to net declines of $74.9 million in retail time deposits, excluding brokered deposits. Total brokered deposits amounted to $136.5 million at December 31, 2016, which is a 78.6% increase from the $76.4 million outstanding a year earlier. We increased our holding of brokered deposits in 2016 in order to fund the strong loan growth experienced.

During 2015, we experienced a net increase in total deposits of $115.4 million, or 4.3%, which resulted from significant growth in our low-cost core deposit accounts offsetting declines in our time deposit accounts. We experienced growth of $236.5 million in our core deposit accounts, compared to declines of $121.1 million in all time deposits.

Our overall liquidity remained stable in 2016 compared to 2015. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings was 19.8% at December 31, 2016 compared to 19.7% at December 31, 2015.

At December 31, 2016, our nonperforming assets to total assets ratio was 1.64% compared to 2.66% at December 31, 2015. The decrease is primarily due to improved economic conditions, on-going resolution of nonperforming assets and improving credit quality.

Distribution of Assets and Liabilities

Table 7 sets forth the percentage relationships of significant components of our balance sheet at December 31, 2016, 2015, and 2014.

Our balance sheet mix has remained relatively stable over the past three years. On the asset side, there have been no significant changes, with net loans comprising 73%-74% of total assets and interest-earning assets ranging from 89%-91%.

On the liability side, as previously discussed, in 2015 and 2016, we experienced shifts from time deposit categories to our transaction account categories, with noninterest-bearing checking accounts increasing from 17% of total liabilities and shareholders’ equity at December 31, 2014 to 21% at December 31, 2016. We also obtained additional borrowings in 2015 and 2016 to help fund the loan growth that we experienced during those years that increased its percentage from 4% to 7%.

Shareholders’ equity decreased from 12% of total liabilities and shareholders’ equity at December 31, 2014 to 10% at December 31, 2015 and 2016 as a result of redeeming $63.5 million in SBLF stock during 2015.

Securities

Information regarding our securities portfolio as of December 31, 2016, 2015, and 2014 is presented in Tables 8 and 9.

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

Total securities amounted to $329.0 million, $320.2 million, and $336.7 million at December 31, 2016, 2015, and 2014, respectively. The increase in securities in 2016 was primarily due to purchases of mortgage-backed securities. The decrease in securities in 2015 was primarily due to normal paydowns, maturities, and calls of mortgage-backed securities.

The majority of our “government-sponsored enterprise” securities carry one maturity date, often with an issuer call feature. At December 31, 2016, of the $17.5 million (carrying value) in government-sponsored enterprise securities, $11.5 million were issued by the Federal Home Loan Bank system, $3.0 million were issued by Freddie Mac, and the remaining $3.0 million were issued by the Federal Farm Credit Bank system.

Our $228.7 million in total mortgage-backed securities have all been issued by Freddie Mac, Fannie Mae, Ginnie Mae, or the Small Business Administration, each of which are government-sponsored corporations. We have no “private label” mortgage-backed securities. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.

At December 31, 2016, our $33.6 million investment in corporate bonds was comprised of the following:

($ in thousands) Issuer	Issuer Ratings		Maturity Date	Amortized Cost	Fair Value
Bank of America	BBB+	(1)	1/11/2023	$7,000	6,955
Goldman Sachs	BBB+	(1)	1/22/2023	5,108	5,054
JP Morgan Chase	A-	(1)	1/25/2023	5,027	4,995
Citigroup	BBB+	(1)	Various	6,042	6,000
Wells Fargo	A-	(1)	2/13/2023	3,100	3,053
Financial Institutions, Inc.	BBB-	(2)	4/15/2030	4,000	3,983
Eagle Bancorp, Inc.	BBB	(2)	9/1/2024	2,556	2,625
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated		6/15/2034	1,000	935
Total investment in corporate bonds				$33,833	33,600

(1)	Ratings issued by S&P
(2)	Rating issued by Kroll Bond Rating Agency

We have concluded that any unrealized losses associated with our corporate bonds are due to interest rate considerations and not due to credit concerns.

We held $129.7 million in securities held to maturity at December 31, 2016, which had a fair value that exceeded their carrying value by $0.5 million. Approximately $80.6 million of the securities held to maturity are mortgage-backed securities that have been issued by either Freddie Mac or Fannie Mae. The remaining $49.1 million in securities held to maturity are comprised almost entirely of municipal bonds issued by state and local governments throughout our market area. We have only two municipal bonds with a denomination of $2 million or greater and we have no significant concentration of bond holdings from one government entity, with the single largest exposure to any one entity being $3.6 million. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

At December 31, 2016, 2015 and 2014, net unrealized losses of $3.1 million, $1.2 million and $0.7 million, respectively, were included in the carrying value of securities classified as available for sale. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates and the overall economic environment, not by concerns about the ability of the issuers to meet their obligations. Net unrealized losses (net of applicable deferred income taxes of $1.1 million, $0.5 million, and $0.3 million) have been reported as part of a separate component of shareholders’ equity (accumulated other comprehensive income) as of December 31, 2016, 2015, and 2014, respectively.

The weighted average taxable-equivalent yield for the securities available for sale portfolio was 2.26% at December 31, 2016. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 4.9 years.

The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 3.25% at December 31, 2016. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds, the expected life for mortgage-backed securities, and the maturity date for all other securities, was 3.0 years.

The following table provides the names of issuers for which the Company has investment securities totaling in excess of 10% of shareholders’ equity and the fair value and amortized cost of these investments as of December 31, 2016. All of these securities are issued by government sponsored corporations.

($ in thousands)
Issuer	Amortized Cost	Fair Value	% of Shareholders’ Equity
Freddie Mac	$79,161	77,789	21.5%
Fannie Mae	79,105	77,446	21.5%
Small Business Administration	40,315	39,576	11.0%
Total	$198,581	194,811

Loans

Table 10 provides a summary of the loan portfolio composition of our total loans at each of the past five year ends.

The loan portfolio is the largest category of our earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. Virtually all of our current loan portfolio is within our 35 county market area, which is located in western, central and eastern North Carolina and three counties in northeastern South Carolina. The diversity of the region’s economic base has historically provided a stable lending environment.

As previously discussed, in our acquisitions of Cooperative Bank in 2009 and The Bank of Asheville in 2011, we entered into loss share agreements with the FDIC, which afforded us significant protection from losses on all loans and other real estate acquired in those acquisitions. Because of the loss protection provided by the FDIC, the financial risk of the Cooperative Bank and The Bank of Asheville loans became significantly different from assets not covered under the loss share agreements, and accordingly, they were presented as “covered loans.” Loans that were not subject to the loss share agreements were presented as “non-covered loans.” All loss share agreements were terminated in 2016 and thus the entire loan portfolio is now classified as non-covered. Certain disclosures will continue to present the historical breakout of the loan portfolio between covered and non-covered.

In 2016, loans outstanding increased $192.7 million, or 7.6% to $2.7 billion. The growth in 2016 can be attributed to the recent hiring of experienced lenders, our expansion into high-growth markets, and higher loan demand associated with a growing and recovering economy. In 2015, loans outstanding increased $122.8 million, or 5.1% to $2.5 billion. The 2015 increase was primarily due to improved loan demand in our market areas, as well as the hiring of several experienced bankers during the year.

The majority of our loan portfolio over the years has been real estate mortgage loans, with loans secured by real estate consistently comprising 89% to 91% of our outstanding loan balances. Except for construction, land development and other land loans, the majority of our “real estate” loans are personal and commercial loans where cash flow from the borrower’s occupation or business is the primary repayment source, with the real estate pledged providing a secondary repayment source.

Table 10 presents a five-year history of loans outstanding by type. Residential real estate loans have declined from 34% of total loans at December 31, 2012 to 28% of total loans at December 31, 2016, as many customers have taken advantage of the historically low level of interest rates and refinanced their home loans with long term fixed rate loans, which we typically sell in the secondary market. Commercial real estate loans as a percentage of total loans has increased steadily over the past five years and amounted to 39% of all loans at December 31, 2016. Consistent with our community banking strategy, we have placed emphases on this type of loan growth and hired a number of experienced community bankers, who have originated a significant amount of business loans secured by real estate.

Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 14% of our accruing loans outstanding at December 31, 2016 mature within one year and 54% of total loans mature within five years. As of December 31, 2016, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 35% and 65%, respectively. We intentionally make a blend of fixed and variable rate loans so as to reduce interest rate risk. The mix of fixed rate loans has generally increased over the past several years because many borrowers desire to lock in an interest rate during the historically low interest rate environment that has been in effect. While this presents risk to our Company if interest rates rise, we measure our interest rate risk closely and, as discussed in the section “Interest Rate Risk” below, we do not believe that an increase in interest rates would materially negatively impact our net interest income.

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

Table 12 summarizes our nonperforming assets at the dates indicated. Prior to September 2016, we presented nonperforming assets that were subject to the loss share agreements as “covered” and nonperforming assets that were not subject to the loss share agreements as “non-covered.” Our loss share agreements with the FDIC were terminated in 2016, and as such, all assets are now presented as a singled “non-covered’ amount.

Due largely to the economic downturn that began in late 2007 and continued to worsen over succeeding years, we experienced significant increases in our non-covered nonperforming assets, with total non-covered nonperforming assets rising steadily from $11 million at December 31, 2007 to a peak of $146 million at September 30, 2012. Nonperforming covered assets assumed from two bank failures amounted to an additional $114 million at September 30, 2012, which resulted in a total of $260 million in nonperforming assets.

Since that time, we have benefited from improving economic conditions and also implemented a combination of strategies to reduce nonperforming assets including a 2013 loan sale, loan restructurings, discounted payoffs, and other collection strategies. As a result, we have steadily reduced our level of nonperforming assets over the years, with nonperforming assets amounting to $59 million at December 31, 2016. At December 31, 2016, the ratio of nonperforming assets to total assets was 1.64% compared to 2.66% and 3.54% at December 31, 2015 and 2014, respectively.

Table 12a presents our nonperforming assets at December 31, 2016 by general geographic region.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end, as classified for regulatory purposes:

($ in thousands)	At December 31, 2016	At December 31, 2015 (1)
Commercial, financial, and agricultural	$1,842	2,964
Real estate – construction, land development, and other land loans	2,945	4,704
Real estate – mortgage – residential (1-4 family) first mortgages	16,017	23,829
Real estate – mortgage – home equity loans/lines of credit	2,355	3,525
Real estate – mortgage – commercial and other	4,208	12,571
Installment loans to individuals	101	217
Total nonaccrual loans	$27,468	47,810

(1)	Includes both covered and non-covered loans.

The nonaccrual table above generally indicates that we experienced decreases in all categories of nonaccrual loans, with the “real estate – mortgage – commercial and other” category experiencing the largest decline. The decline in nonaccrual loans is due to our on-going focus to resolve our nonperforming loans and improving credit quality.

At December 31, 2016, there were no covered nonaccrual loans due to the termination of the loss share agreements. The following segregates our nonaccrual loans at December 31, 2015 into covered and non-covered loans, as classified for regulatory purposes:

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

Management routinely monitors the status of certain large loans that, in management’s opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above, management believes that an estimated $5 million of loans that were performing in accordance with their contractual terms at December 31, 2016 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2016 (see discussion below).

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

We provide additional information regarding the classification status of our loans in tables contained in Note 4 to our consolidated financial statements. Those tables indicate that from December 31, 2015 to December 31, 2016 our asset quality improved, with total classified and nonaccrual loans decreasing from $125.7 million at December 31, 2015 to $98.5 million at December 31, 2016. This is consistent with our generally improving asset quality trends.

Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $9.5 million, $10.0 million, and $12.1 million at December 31, 2016, 2015, and 2014, respectively. Generally, we have experienced decreases in foreclosed real estate over the past several years primarily due to increased property sales activity, particularly along the North Carolina coast, which is where a significant portion of our foreclosed properties are located, and the improvement in our overall asset quality.

The following table presents the detail of our foreclosed real estate at each of the past two year ends:

	At December 31, 2016	At December 31, 2015 (1)
Vacant land	$3,221	3,867
1-4 family residential properties	4,345	3,789
Commercial real estate	1,966	2,338
Total foreclosed real estate	$9,532	9,994
(1)	Includes both covered and non-covered real estate.

The following segregates our foreclosed real estate at December 31, 2015 into covered and non-covered:

	Covered Foreclosed Real Estate	Non-covered Foreclosed Real Estate	Total Foreclosed Real Estate
Vacant land	$277	3,590	3,867
1-4 family residential properties	247	3,542	3,789
Commercial real estate	282	2,056	2,338
Total foreclosed real estate	$806	9,188	9,994

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

We use a loan analysis and grading program to facilitate our evaluation of probable inherent loan losses and the adequacy of our allowance for loan losses. In this program, credit risk grades are assigned by management and tested by an independent third-party consulting firm. The testing program includes an evaluation of a sample of new loans, loans we identify as having potential credit weaknesses, loans past due 90 days or more, loans originated by new loan officers, nonaccrual loans and any other loans identified during previous regulatory and other examinations.

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

The total allowance for loan losses amounted to $23.8 million at December 31, 2016 compared to $28.6 million at December 31, 2015 and $40.6 million at December 31, 2014. At December 31, 2015 and 2014, $1.8 million and $2.3 million, respectively, of the total allowance for loan losses was attributable to covered loans.

Our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. In 2015, a prolonged period of stable and improving loan quality trends following the recession resulted in generally lower provisions for loan losses that were needed to adjust our allowance for loan losses to the appropriate amount. This had the impact of bringing our overall allowance for loan loss level on covered loans down to a more normalized level, amounting to 1.11% at December 31, 2015, following the elevated amounts we maintained during and immediately following the recession. This was the primary reason for the provision for loan losses on non-covered loans declining from $7.1 million in 2014 to $2.0 million in 2015. This same situation continued in 2016 and was further impacted by net charge-offs that declined significantly. These factors combined to result in a provision for non-covered loan losses that increased only slightly to $2.1 million in 2016. When combined with a negative provision for loan losses for covered loans of $2.1 million for 2016, the total provision for loan losses was negative $23,000 for the year and the resulting allowance for loan losses declined from $28.6 million at December 31, 2015 to $23.8 million at December 31, 2016.

The ratio of the total allowance for loan losses to total loans was 0.88%, 1.13%, and 1.70%, as of December 31, 2016, 2015, and 2014, respectively. The decline in this ratio during 2015 and 2016 was the result of the factors noted above and additionally, in 2016 we removed approximately $1.1 million in allowance for loan losses associated with loans that were sold in our branch exchange transaction. In 2017, it is likely that we will record a higher provision for loan losses than we did in 2015 and 2016, as we expect higher net charge-offs, primarily as a result of lower recoveries, and to provide for expected new loan growth.

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

Net loan charge-offs of total loans amounted to $3.7 million in 2016, $11.3 million in 2015, and $18.1 million in 2014. Net loan charge-offs of non-covered loans amounted to $5.4 million in 2016, $13.6 million in 2015, and $14.7 million in 2014. The trend of lower net charge-offs is associated with lower levels of nonperforming loans that have been impacted with improvements in the economy and real estate prices.

We recorded ($1.7 million), ($2.3 million), and $3.3 million in net charge-offs (recoveries) of covered loans during 2016, 2015, and 2014, respectively.

Deposits

At December 31, 2016, deposits outstanding amounted to $2.947 billion, an increase of $136 million from the $2.811 billion at December 31, 2015. During 2016 we experienced strong growth in our noninterest-bearing and interest-bearing checking accounts, and declines in our higher cost retail time deposits. Total brokered deposits amounted to $136.5 million at December 31, 2016, which is a 79% increase from the $76.4 million outstanding a year earlier. The increased usage of brokered deposits was necessary because of loan growth that has exceeded this deposit growth. This imbalance of growth is largely associated with our recent growth and expansion into the larger markets of North Carolina – Charlotte, Greensboro and Raleigh. When initially entering markets such as these, our experience has been that we are able to capture loan market share faster than deposit market share.

At December 31, 2015, deposits outstanding amounted to $2.811 billion, an increase of $115 million from the $2.696 billion at December 31, 2014. Similar to 2016, during 2015 we experienced strong growth in our noninterest-bearing and interest-bearing checking accounts, and declines in our higher cost time deposits.

The nature of our deposit growth is illustrated in the table on page 58. The following table reflects the mix of our deposits at each of the past three year ends:

	2016	2015	2014
Noninterest-bearing checking accounts	26%	23%	21%
Interest-bearing checking accounts	21%	22%	22%
Money market deposits	23%	23%	20%
Savings deposits	7%	7%	7%
Brokered deposits	5%	3%	3%
Time deposits > $100,000 – retail	10%	12%	14%
Time deposits < $100,000 – retail	8%	10%	13%
Total deposits	100%	100%	100%

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

Table 15 presents the average amounts of our deposits and the average yield paid for those deposits for the years ended December 31, 2016, 2015, and 2014.

As of December 31, 2016, we held approximately $422.7 million in time deposits of $100,000 or more. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2016. This table shows that 74% of our time deposits greater than $100,000 mature within one year.

At each of the past three year ends, we have no deposits issued through foreign offices, nor do we believe that we held any deposits by foreign depositors.

Borrowings

Our borrowings outstanding totaled $271.4 million at December 31, 2016, $186.4 million at December 31, 2015, and $116.4 million at December 31, 2014. In 2016 and 2015, we obtained new borrowings of $85 million and $70 million, respectively, from a low cost funding source to help support our loan growth experienced during the years.

Table 2 shows that average borrowings were $209.7 million in 2016, $149.8 million in 2015, and $99.4 million in 2014.

At December 31, 2016, the Company had three sources of readily available borrowing capacity – 1) an approximately $707 million line of credit with the FHLB, of which $225 million and $140 million was outstanding at December 31, 2016 and 2015, respectively, 2) a $35 million federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2016 or 2015, and 3) an approximately $101 million line of credit through the Federal Reserve Bank of Richmond’s (“FRB”) discount window, of which none was outstanding at December 31, 2016 or 2015.

Our line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio. For the year ended December 31, 2016, the average amount of FHLB borrowings outstanding was approximately $163 million with a weighted average interest rate for the year of 0.75%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2016 was $225 million. For the year ended December 31, 2015, the average amount of FHLB borrowings outstanding was approximately $103 million with a weighted average interest rate for the year of 0.54%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2015 was $180 million.

In addition to any outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, our borrowing capacity was further reduced by $193 million at both December 31, 2016 and 2015, as a result of our pledging letters of credit backed by the FHLB for public deposits at each of those dates.

Our correspondent bank relationship allows us to purchase up to $35 million in federal funds on an overnight, unsecured basis (federal funds purchased). We had no borrowings under this line at December 31, 2016 or 2015. There were no federal funds purchased outstanding at any month-end during 2016 or 2015.

We also have a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans). Based on the collateral that we owned as of December 31, 2016, the available line of credit was approximately $101 million. At December 31, 2016 and 2015, we had no borrowings outstanding under this line.

In addition to the lines of credit described above, we also had a total of $46.4 million in trust preferred security debt outstanding at December 31, 2016 and 2015. We have initiated three trust preferred security issuances since 2002 totaling $67.0 million, with one of those issuances for $20.6 million being redeemed in 2007. These borrowings each have 30 year final maturities and were structured in a manner that allows them to qualify as capital for regulatory capital adequacy requirements. We may call these debt securities at par on any quarterly interest payment date five years after their issue date. We issued $20.6 million of this debt on October 29, 2002 (which we called in 2007), an additional $20.6 million on December 19, 2003, and $25.8 million on April 13, 2006. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70% for the securities issued in 2003, and three-month LIBOR plus 1.39% for the securities issued in 2006.

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

As noted above, in addition to internally generated liquidity sources, at December 31, 2016, we had the ability to obtain borrowings from the following three sources – 1) an approximately $707 million line of credit with the FHLB, 2) a $35 million federal funds line with a correspondent bank, and 3) an approximately $101 million line of credit through the FRB’s discount window.

Our overall liquidity remained stable in 2016 compared to 2015. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings amounted to 19.7% at December 31, 2015 to 19.8% at December 31, 2016.

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

Table 18 reflects our contractual obligations and other commercial commitments outstanding as of December 31, 2016. Any of our $225 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in our condition or if our qualifying collateral is less than the amount required under the terms of the borrowing agreement.

In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. The following table presents a summary of our outstanding loan commitments as of December 31, 2016:

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$139	237	376
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	116	256	372
Total	$255	493	748

At December 31, 2016 and 2015, we also had $12.7 million and $13.1 million, respectively, in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is that of a guarantee made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral. Over the past two years, we have had to honor only a few standby letters of credit, none of which resulted in any loss to the Company. We expect any draws under existing commitments to be funded through normal operations.

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

Capital Resources and Shareholders’ Equity

Shareholders’ equity at December 31, 2016 amounted to $368.1 million compared to $342.2 million at December 31, 2015 and $387.7 million at December 31, 2014. The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decreases shareholders’ equity. Additionally, any stock issuances (redemptions) can significantly increase (decrease) shareholders’ equity.

In 2016, the most significant factors that impacted our equity were 1) the $27.5 million net income reported for 2016, which increased equity, 2) common stock dividends declared of $6.5 million, which reduced equity, and 3) issuances of $5.5 million of common stock in connection with two acquisitions, which increased equity. See the Consolidated Statements of Shareholders’ Equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.

Also, on December 22, 2016, we exchanged 728,706 shares of preferred stock for the same number of shares of our common stock, which resulted in $7.3 million in shareholders’ equity shifting from preferred stock to common stock, but did not affect our total amount of equity. At December 31, 2016, we have no shares of preferred stock outstanding.

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

In 2014, the most significant factors that impacted our equity were 1) the $25.0 million net income reported for 2014, which increased equity, 2) common stock dividends declared of $6.3 million, which reduced equity, 3) preferred stock dividends declared of $0.9 million, which reduced equity. Another factor negatively impacting equity in 2014 was a $3.3 million decrease in accumulated other comprehensive income that was caused by an increase in our pension liability. The increase in the pension liability was primarily due to the impact of lower interest rates on the actuarial calculations involved in determining the liability. Our policy is to use the Citigroup Pension Index yield curve in the computation of the pension liability. At December 31, 2014, that index had a weighted average rate of 3.82%, which was a decline from the rate of 4.78% at December 31, 2013.

At December 31, 2014, we had $63.5 million in Series B Preferred Stock that was issued in 2011 to the U.S. Treasury. This stock qualified as Tier I capital under all current and proposed regulatory rules. For 2014 and part of 2015, we paid preferred dividends on that stock at an annual rate of 1%. In June 2015, we redeemed $32.5 million in the Series B Preferred Stock and in October 2015, we redeemed the remaining $31 million outstanding (see additional discussion in Note 19 to the consolidated financial statements).

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

The Company and the Bank must comply with regulatory capital requirements established by the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

In 2013, the Federal Reserve approved final rules implementing the Basel Committee on Banking Supervision capital guidelines, referred to a “Basel III.” The final rules established a new “Common Equity Tier I” ratio; new higher capital ratio requirements, including a capital conservation buffer; narrowed the definitions of capital; imposed new operating restrictions on banking organizations with insufficient capital buffers; and increased the risk weighting of certain assets. The final rules became effective January 1, 2015 for the Company.

Common Equity Tier I capital (“CET1”) is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier I capital is comprised of CET1 capital plus Additional Tier I capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in Federal Reserve regulations.

Under the Basel III Capital Rules, the following are the initial minimum capital ratios applicable to the Company and the Bank as of January 1, 2015:

•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier I capital (that is, CET1 plus Additional Tier I capital) to risk-weighted assets;
•	8.0% total capital (that is, Tier I capital plus Tier II capital) to risk-weighted assets; and
•	4.0% Tier I leverage ratio (that is Tier I capital) to quarterly average total assets.

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

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank’s classification as “well capitalized.” The current specific guidelines are as follows –

•	CET1 Capital Ratio of at least 6.50%;
•	Tier I Capital Ratio of at least 8.00%;
•	Total Capital Ratio of at least 10.00%; and a
•	Leverage Ratio of at least 5.00%

If a bank falls below “well capitalized” status in any of these three ratios, it must ask for FDIC permission to originate or renew brokered deposits. The Bank’s regulatory ratios exceeded the threshold for “well-capitalized” status at December 31, 2016, 2015, and 2014 – see Note 16 to the consolidated financial statements for a table that presents the Bank’s regulatory ratios.

Table 21 presents our regulatory capital ratios as of December 31, 2016, 2015, and 2014. All of our capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

In this economic environment, our goal is to maintain our capital ratios at levels at least 200 basis points higher than the “well capitalized” thresholds set for banks. At December 31, 2016, our total risk-based capital ratio was 13.36% compared to the 10.00% “well capitalized” threshold.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE Ratio was 8.16% at December 31, 2016 compared to 8.13% at December 31, 2015.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivatives activities through December 31, 2016 and have no current plans to do so.

Return on Assets and Equity

Table 20 shows return on average assets (net income available to common shareholders divided by average total assets), return on average common equity (net income available to common shareholders divided by average common shareholders’ equity), dividend payout ratio (dividends per share divided by net income per common share) and shareholders’ equity to assets ratio (average total shareholders’ equity divided by average total assets) for each of the years in the three-year period ended December 31, 2016.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.03% (realized in 2016) to a high of 4.92% (realized in 2013). Up until the end of 2015, the prime rate of interest had remained at 3.25% since 2008. In response to Federal Reserve actions, the prime rate increased to 3.50% on December 17, 2015 and to 3.75% on December 15, 2016. The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At December 31, 2016, approximately 75% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Table 17 sets forth our interest rate sensitivity analysis as of December 31, 2016, using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by this table, at December 31, 2016, we had $945 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2016 are deposits totaling $1.53 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

As it relates to deposits, the Federal Reserve made no changes to the short term interest rates it sets directly from 2008 until mid-December 2015, and since that time we have been able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as short-term rates approached zero and with the Federal Reserve increasing short-term interest rates by 25 bps in December 2015 and by another 25 bps in December 2016, it is likely that our funding costs will not decline any further in the foreseeable future.

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related primarily to our failed banks acquired through FDIC-assisted transactions. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans, which amounted to $4.5 million, $4.8 million, and $16.0 million in 2016, 2015, and 2014, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. However, with the remaining loan discount on acquired accruing loans having naturally declined since inception, amounting to only $11.3 million at December 31, 2016, we expect that loan discount accretion will continue to decline. If that occurs, our net interest margin will be negatively impacted.

Based on our most recent interest rate modeling, which assumes either one or two interest rate increases for 2017 (federal funds rate = 0.75%, prime = 3.75%), we project that our net interest margin for 2017 will likely experience additional compression. We expect loan yields to be stable to down, while we expect that we will experience pressure to increase our deposit rates.

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

Current Accounting Matters

We prepare our consolidated financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the “FASB”). Because the information needed by users of financial reports is dynamic, the FASB frequently issues new rules and proposes new rules for companies to apply in reporting their activities. See Note 1(v) to our consolidated financial statements for a discussion of recent rule proposals and changes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk.”

Table 1 Selected Consolidated Financial Data

($ in thousands, except per share and nonfinancial data)	Year Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data
Interest income	$130,987	126,655	139,832	147,511	152,520
Interest expense	7,607	6,908	8,223	10,985	17,320
Net interest income	123,380	119,747	131,609	136,526	135,200
Provision (reversal) for loan losses	(23)	(780)	10,195	30,616	79,672
Net interest income after provision	123,403	120,527	121,414	105,910	55,528
Noninterest income	25,551	18,764	14,368	23,489	1,389
Noninterest expense	106,821	98,131	97,251	96,619	97,275
Income (loss) before income taxes	42,133	41,160	38,531	32,780	(40,358)
Income taxes (benefit)	14,624	14,126	13,535	12,081	(16,952)
Net income (loss)	27,509	27,034	24,996	20,699	(23,406)
Preferred stock dividends	(175)	(603)	(868)	(895)	(2,809)
Net income (loss) available to common shareholders	27,334	26,431	24,128	19,804	(26,215)

Earnings (loss) per common share – basic	1.37	1.34	1.22	1.01	(1.54)
Earnings (loss) per common share – diluted	1.33	1.30	1.19	0.98	(1.54)

Per Share Data (Common)
Cash dividends declared – common	$0.32	0.32	0.32	0.32	0.32
Market Price
High	28.49	19.92	19.65	17.39	13.40
Low	17.15	15.00	15.55	11.98	7.68
Close	27.14	18.74	18.47	16.62	12.82
Stated book value – common	17.66	16.96	16.08	15.30	14.51
Tangible book value – common	13.85	13.56	12.63	11.81	11.00

Selected Balance Sheet Data (at year end)
Total assets	$3,614,862	3,362,065	3,218,383	3,185,070	3,244,910
Loans – non-covered	2,710,712	2,416,285	2,268,580	2,252,885	2,094,143
Loans – covered (1)	—	102,641	127,594	210,309	282,314
Total loans	2,710,712	2,518,926	2,396,174	2,463,194	2,376,457
Allowance for loan losses	23,781	28,583	40,626	48,505	46,402
Intangible assets	79,475	67,171	67,893	68,669	68,943
Deposits	2,947,353	2,811,285	2,695,906	2,751,019	2,821,360
Borrowings	271,394	186,394	116,394	46,394	46,394
Total shareholders’ equity	368,101	342,190	387,699	371,922	356,117

Selected Average Balances
Assets	$3,422,267	3,230,302	3,219,915	3,208,458	3,311,289
Loans	2,603,327	2,434,602	2,434,331	2,419,679	2,436,997
Earning assets	3,108,918	2,936,624	2,907,098	2,805,112	2,857,541
Deposits	2,827,513	2,687,381	2,723,758	2,779,032	2,809,357
Interest-bearing liabilities	2,324,823	2,218,246	2,294,330	2,380,747	2,553,175
Shareholders’ equity	360,715	376,287	383,055	362,770	345,981

Ratios
Return on average assets	0.80%	0.82%	0.75%	0.62%	(0.79% )
Return on average common equity	7.73%	8.04%	7.73%	6.78%	(9.29% )
Net interest margin (taxable-equivalent basis)	4.03%	4.13%	4.58%	4.92%	4.78%
Tangible common equity to tangible assets	8.16%	8.13%	7.90%	7.46%	6.81%
Loans to deposits at year end	91.97%	89.60%	88.88%	89.54%	84.23%
Allowance for loan losses to total loans	0.88%	1.13%	1.70%	1.97%	1.95%
Allowance for loan losses to total loans – non-covered (1)	0.88%	1.11%	1.69%	1.96%	1.99%
Nonperforming assets to total assets at year end	1.64%	2.66%	3.54%	4.79%	6.24%
Nonperforming assets to total assets – non-covered (1)	1.64%	2.37%	3.09%	2.78%	3.64%
Net charge-offs to average total loans	0.14%	0.46%	0.74%	1.18%	3.06%

Nonfinancial Data – number of branches	88	88	87	96	97
Nonfinancial Data – number of employees (FTEs)	834	812	798	855	831

(1)	Effective September 22, 2016, all FDIC loss share agreements were terminated, and accordingly, assets previously covered under those agreements became non-covered on that date.

Table 2 Average Balances and Net Interest Income Analysis

	Year Ended December 31,
	2016			2015			2014
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$2,603,327	4.66%	$121,322	$2,434,602	4.84%	$117,872	$2,434,331	5.49%	$133,641
Taxable securities	298,083	2.36%	7,034	296,181	2.13%	6,296	167,844	2.06%	3,461
Non-taxable securities (3)	49,986	7.61%	3,802	52,449	6.60%	3,463	53,888	6.28%	3,383
Short-term investments, primarily overnight funds	157,522	0.56%	883	153,392	0.43%	658	251,035	0.34%	849
Total interest- earning assets	3,108,918	4.28%	133,041	2,936,624	4.37%	128,289	2,907,098	4.86%	141,334
Cash and due from banks	59,835			61,212			81,290
Bank premises and equipment, net	76,418			75,452			76,463
Other assets	177,096			157,014			155,064
Total assets	$3,422,267			$3,230,302			$3,219,915

Liabilities and Equity
Interest-bearing checking accounts	$583,786	0.06%	$360	$568,329	0.06%	$335	$535,738	0.06%	$322
Money market accounts	657,211	0.18%	1,160	582,407	0.13%	765	552,940	0.11%	630
Savings accounts	200,093	0.05%	100	184,821	0.05%	92	176,362	0.05%	88
Time deposits >$100,000	405,220	0.65%	2,654	410,692	0.70%	2,856	542,303	0.81%	4,373
Other time deposits	268,854	0.33%	896	322,205	0.39%	1,271	387,607	0.43%	1,659
Total interest-bearing deposits	2,115,164	0.24%	5,170	2,068,454	0.26%	5,319	2,194,950	0.32%	7,072
Borrowings	209,659	1.16%	2,437	149,792	1.06%	1,589	99,380	1.16%	1,151
Total interest- bearing liabilities	2,324,823	0.33%	7,607	2,218,246	0.31%	6,908	2,294,330	0.36%	8,223
Noninterest-bearing checking accounts	712,349			618,927			528,808
Other liabilities	24,380			16,842			13,722
Shareholders’ equity	360,715			376,287			383,055
Total liabilities and shareholders’ equity	$3,422,267			$3,230,302			$3,219,915
Net yield on interest- earning assets and net interest income		4.03%	$125,434		4.13%	$121,381		4.58%	$133,111
Interest rate spread		3.95%			4.06%			4.50%

Average prime rate		3.51%			3.26%			3.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees (costs) in the amounts of ($457,000), ($39,000), and $143,700 for 2016, 2015, and 2014, respectively.
(2)	Includes accretion of discount on covered loans of $4,451,000, $4,751,000, and $16,009,000 in 2016, 2015, and 2014, respectively.
(3)	Includes tax-equivalent adjustments of $2,054,000, $1,634,000, and $1,502,000 in 2016, 2015, and 2014, respectively, to reflect the federal and state tax benefit of the tax-exempt securities (using a 37.6% combined tax rate), reduced by the related nondeductible portion of interest expense.

Table 3 Volume and Rate Variance Analysis

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income (tax-equivalent):
Loans	$8,016	(4,566)	3,450	14	(15,783)	(15,769)
Taxable securities	43	695	738	2,687	148	2,835
Non-taxable securities	(175)	514	339	(93)	173	80
Short-term investments, primarily overnight funds	20	205	225	(375)	184	(191)
Total interest income	7,904	(3,152)	4,752	2,233	(15,278)	(13,045)

Interest expense:
Interest-bearing checking accounts	9	16	25	19	(6)	13
Money market accounts	115	280	395	36	99	135
Savings accounts	8	—	8	4	—	4
Time deposits >$100,000	(37)	(165)	(202)	(988)	(529)	(1,517)
Other time deposits	(194)	(181)	(375)	(269)	(119)	(388)
Total interest-bearing deposits	(99)	(50)	(149)	(1,198)	(555)	(1,753)
Borrowings	665	183	848	559	(121)	438
Total interest expense	566	133	699	(639)	(676)	(1,315)

Net interest income (tax-equivalent)	$7,338	(3,285)	4,053	2,872	(14,602)	(11,730)

Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4 Noninterest Income

	Year Ended December 31,
($ in thousands)	2016	2015	2014

Service charges on deposit accounts	$10,571	11,648	13,706
Other service charges, commissions, and fees	11,913	10,906	10,019
Fees from presold mortgages	2,033	2,532	2,726
Commissions from sales of insurance and financial products	3,790	2,580	2,733
SBA consulting fees	3,199	—	—
SBA loan sale gains	1,433	—	—
Bank owned life insurance income	2,052	1,665	1,311
Total core noninterest income	34,991	29,331	30,495
Foreclosed property (gains) losses, net – non-covered	(1,495)	(2,504)	(1,924)
Foreclosed property (gains) losses, net – covered	870	1,018	(1,919)
FDIC Indemnification asset income (expense), net	(10,255)	(8,615)	(12,842)
Securities gains (losses), net	3	(1)	786
Gain on branch exchange transaction	1,466	—	—
Other gains (losses), net	(29)	(465)	(228)
Total	$25,551	18,764	14,368

Table 5 Noninterest Expenses

	Year Ended December 31,
($ in thousands)	2016	2015	2014

Salaries	$51,252	47,660	46,071
Employee benefits	10,812	9,134	9,086
Total personnel expense	62,064	56,794	55,157
Occupancy expense	7,838	7,358	7,362
Equipment related expenses	3,608	3,749	3,931
Merger and acquisition expenses	1,431	—	—
Amortization of intangible assets	1,211	722	777
Telephone and data lines	2,311	2,133	1,988
Outside consultants	1,700	1,677	1,663
Stationery and supplies	2,066	2,039	1,710
Data processing expense	2,010	1,935	1,654
FDIC insurance expense	2,009	2,394	3,988
Marketing expense	1,999	1,674	1,487
Repossession and collection expenses – non-covered	1,842	2,167	2,092
Repossession and collection expenses – covered, net of FDIC reimbursements	92	(54)	(861)
Dues and subscription expense	1,604	1,710	1,717
Legal and audit	1,408	1,689	1,955
Non-credit losses	1,164	360	309
Branch consolidation expense	—	—	976
Other operating expenses	12,464	11,784	11,346
Total	$106,821	98,131	97,251

Table 6 Income Taxes

($ in thousands)	2016	2015	2014

Current - Federal	$12,827	9,149	1,316
- State	1,679	1,436	903
Deferred - Federal	16	3,205	10,104
- State	102	336	1,212
Total tax expense	$14,624	14,126	13,535

Effective tax rate	34.7%	34.3%	35.1%

Table 7 Distribution of Assets and Liabilities

	As of December 31,
	2016	2015	2014
Assets
Interest-earning assets
Net loans	74%	74%	73%
Securities available for sale	6	5	5
Securities held to maturity	4	5	6
Short term investments	6	7	5
Total interest-earning assets	90	91	89

Noninterest-earning assets
Cash and due from banks	2	2	3
Premises and equipment	2	2	2
FDIC indemnification asset	—	—	1
Intangible assets	2	2	2
Foreclosed real estate	—	—	—
Bank-owned life insurance	2	2	2
Other assets	2	1	1
Total assets	100%	100%	100%

Liabilities and shareholders’ equity
Noninterest-bearing checking accounts	21%	20%	17%
Interest-bearing checking accounts	17	19	18
Money market accounts	19	19	17
Savings accounts	6	5	6
Time deposits of $100,000 or more	12	12	15
Other time deposits	7	9	11
Total deposits	82	84	84
Borrowings	7	5	4
Accrued expenses and other liabilities	1	1	—
Total liabilities	90	90	88

Shareholders’ equity	10	10	12
Total liabilities and shareholders’ equity	100%	100%	100%

Table 8 Securities Portfolio Composition

	As of December 31,
($ in thousands)	2016	2015	2014
Securities available for sale:
Government-sponsored enterprise securities	$17,490	18,972	27,521
Mortgage-backed securities	148,065	121,553	129,510
Corporate bonds	33,600	24,946	865
Equity securities	174	143	122
Total securities available for sale	199,329	165,614	158,018

Securities held to maturity:
Mortgage-backed securities	80,585	102,509	124,924
State and local governments	49,128	52,101	53,763
Total securities held to maturity	129,713	154,610	178,687

Total securities	$329,042	320,224	336,705

Average total securities during year	$348,069	348,630	221,732

Table 9 Securities Portfolio Maturity Schedule

	As of December 31,
	2016
($ in thousands)	Book Value	Fair Value	Book Yield (1)
Securities available for sale:

Government-sponsored enterprise securities
Due after one but within five years	$17,497	17,490	1.94%
Total	17,497	17,490	1.94%

Mortgage-backed securities (2)
Due within one year	148	149	2.72%
Due after one but within five years	120,355	117,950	1.88%
Due after five but within ten years	24,302	23,853	2.04%
Due after ten years	6,196	6,113	3.29%
Total	151,001	148,065	1.96%

Corporate debt securities
Due after five but within ten years	28,833	28,682	3.45%
Due after ten years	5,000	4,918	5.44%
Total	33,833	33,600	3.74%

Equity securities	83	174	1.15%

Total securities available for sale
Due within one year	148	149	2.72%
Due after one but within five years	137,852	135,440	1.89%
Due after five but within ten years	53,135	52,535	2.81%
Due after ten years	11,196	11,031	4.25%
Equity securities	83	174	1.15%
Total	$202,414	199,329	2.26%

Securities held to maturity:

Mortgage-backed securities (2)
Due after one but within five years	$80,585	79,283	1.82%
Total	80,585	79,283	1.82%

State and local governments
Due within one year	2,016	2,028	5.92%
Due after one but within five years	16,256	16,767	5.53%
Due after five but within ten years	29,690	30,981	5.66%
Due after ten years	1,166	1,136	4.05%
Total securities held to maturity	49,128	50,912	5.59%

Total securities held to maturity
Due within one year	2,016	2,028	5.92%
Due after one but within five years	96,841	96,050	2.44%
Due after five but within ten years	29,690	30,981	5.66%
Due after ten years	1,166	1,136	4.05%
Total	$129,713	130,195	3.25%
(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 37.6% tax rate.
(2)	Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.

Table 10 Loan Portfolio Composition

	As of December 31,
	2016		2015		2014		2013		2012
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$261,813	9%	$202,671	8%	$160,878	7%	$168,469	7%	$160,790	7%
Real estate – construction, land development & other land loans	354,667	13%	308,969	12%	288,148	12%	305,246	12%	298,458	13%
Real estate – mortgage – residential (1-4 family) first mortgages	750,679	28%	768,559	31%	789,871	33%	838,862	34%	815,281	34%
Real estate – mortgage – home equity loans / lines of credit	239,105	9%	232,601	9%	223,500	9%	227,907	9%	238,925	10%
Real estate – mortgage – commercial and other	1,049,460	39%	957,587	38%	882,127	37%	855,249	35%	789,746	33%
Installment loans to individuals	55,037	2%	47,666	2%	50,704	2%	66,533	3%	71,933	3%
Loans, gross	2,710,761	100%	2,518,053	100%	2,395,228	100%	2,462,266	100%	2,375,133	100%
Unamortized net deferred loan costs (fees)	(49)		873		946		928		1,324
Total loans (1)	$2,710,712		$2,518,926		$2,396,174		$2,463,194		$2,376,457
(1) Excludes loans held for sale at December 31, 2012

Table 11 Loan Maturities

	As of December 31, 2016
	Due within one year		Due after one year but within five years		Due after five years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$50,333	4.62%	$15,731	4.41%	$17,957	2.90%	$84,021	4.21%
Real estate – construction only	44,387	4.78%	34,422	4.25%	36,842	3.02%	115,651	4.06%
Real estate – all other mortgage	77,165	5.06%	132,276	4.76%	279,449	3.91%	488,890	4.32%
Real estate – home equity loans/ line of credit	7,300	4.60%	39,173	4.37%	180,079	3.98%	226,552	4.07%
Consumer, primarily installment loans to individuals	572	5.11%	23,272	8.57%	5,241	5.84%	29,085	8.01%
Total at variable rates	179,757	4.85%	244,874	4.97%	519,568	3.86%	944,199	4.33%

Fixed Rate Loans:
Commercial, financial, and agricultural	22,916	5.98%	83,946	4.09%	67,992	2.79%	174,854	3.84%
Real estate – construction only	35,915	3.69%	13,568	4.31%	47,541	4.00%	97,024	3.93%
Real estate – all other mortgage	123,344	5.35%	708,549	4.72%	607,485	4.16%	1,439,378	4.54%
Consumer, primarily installment loans to individuals	3,792	5.14%	16,024	5.17%	7,973	8.68%	27,789	6.17%
Total at fixed rates	185,967	5.10%	822,087	4.66%	730,991	4.07%	1,739,045	4.46%

Subtotal	365,724	4.98%	1,066,961	4.73%	1,250,559	3.98%	2,683,244	4.41%
Nonaccrual loans	27,468		—		—		27,468
Total loans	$393,192		$1,066,961		$1,250,559		$2,710,712

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Table 12 Nonperforming Assets

	As of December 31,
($ in thousands)	2016	2015	2014	2013	2012

Non-covered nonperforming assets (1)
Nonaccrual loans	$27,468	39,994	50,066	41,938	33,034
Restructured loans - accruing	22,138	28,011	35,493	27,776	24,848
Accruing loans >90 days past due	—	—	—	—	—
Total non-covered nonperforming loans	49,606	68,005	85,559	69,714	57,882
Nonperforming loans held for sale	—	—	—	—	21,938
Foreclosed real estate	9,532	9,188	9,771	12,251	26,285
Total non-covered nonperforming assets	$59,138	77,193	95,330	81,965	106,105

Covered nonperforming assets (1)
Nonaccrual loans	$—	7,816	10,508	37,217	33,491
Restructured loans - accruing	—	3,478	5,823	8,909	15,465
Accruing loans >90 days past due	—	—	—	—	—
Total covered nonperforming loans	—	11,294	16,331	46,126	48,956
Foreclosed real estate	—	806	2,350	24,497	47,290
Total covered nonperforming assets	$—	12,100	18,681	70,623	96,246

Total nonperforming assets	$59,138	89,293	114,011	152,588	202,351

Asset Quality Ratios – All Assets
Nonperforming loans to total loans	1.83%	3.15%	4.25%	4.70%	4.50%
Nonperforming assets to total loans and foreclosed real estate	2.17%	3.53%	4.73%	6.10%	8.26%
Nonperforming assets to total assets	1.64%	2.66%	3.54%	4.79%	6.24%

Asset Quality Ratios – Based on Non-covered Assets only
Non-covered nonperforming loans to non-covered loans	1.83%	2.81%	3.77%	3.09%	2.76%
Non-covered nonperforming assets to non-covered loans and non-covered foreclosed real estate	2.17%	3.18%	4.18%	3.62%	5.00%
Non-covered nonperforming assets to total non-covered assets	1.64%	2.37%	3.09%	2.78%	3.64%

(1) Covered nonperforming assets consisted of assets that were included in loss share agreements with the FDIC. In 2014, approximately $9.7 million of nonaccrual loans, $2.1 million accruing restructured loans and $3.0 million of foreclosed real estate were transferred from covered to non-covered status upon a scheduled expiration of a FDIC loss-share agreement. In 2016, approximately $7.0 million of nonaccrual loans and $1.6 million of foreclosed real estate were transferred from covered to non-covered status upon expirations/terminations of FDIC loss-share agreements.

Table 12a Nonperforming Assets by Geographical Region

	As of December 31, 2016
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$13,678	715,000	1.9%
Triangle Region (NC)	12,300	818,000	1.5%
Triad Region (NC)	10,993	438,000	2.5%
Charlotte Region (NC)	1,583	207,000	0.8%
Southern Piedmont Region (NC)	5,771	282,000	2.0%
Western Region (NC)	310	88,000	0.4%
South Carolina Region	1,646	131,000	1.3%
Virginia Region (2)	3,325	13,000	25.6%
Other	—	19,000	0.0%
Total nonaccrual loans and troubled debt restructurings	$49,606	2,711,000	1.8%

Foreclosed Real Estate (1)
Eastern Region (NC)	$1,185
Triangle Region (NC)	2,535
Triad Region (NC)	390
Charlotte Region (NC)	344
Southern Piedmont Region (NC)	1,347
Western Region (NC)	1,138
South Carolina Region	527
Virginia Region	2,066
Other	—
Total foreclosed real estate	$9,532

(1)	The counties comprising each region are as follows:

Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Pitt, Onslow, Carteret

Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake

Triad North Carolina Region - Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly, Forsyth

Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland Western North Carolina Region - Buncombe

South Carolina Region - Chesterfield, Dillon, Florence

Virginia Region - Wythe, Washington, Montgomery, Roanoke

Charlotte North Carolina Region - Iredell, Cabarrus, Rowan, Mecklenburg

(2)	As part of the terms of the July 2016 branch exchange, loans classified as substandard or below were not exchanged between the banks.

Table 13 Allocation of the Allowance for Loan Losses

	As of December 31,
($ in thousands)	2016	2015	2014	2013	2012

Commercial, financial, and agricultural	$3,829	4,764	6,911	10,013	4,855
Real estate – construction, land development	2,691	3,790	8,520	11,373	14,103
Real estate – residential, commercial, home equity, multifamily	15,222	18,282	23,103	24,928	24,554
Installment loans to individuals	1,145	1,051	1,916	2,343	1,942
Total allocated	22,887	27,887	40,450	48,657	45,454
Unallocated	894	696	176	(152)	948
Total	$23,781	28,583	40,626	48,505	46,402

Allowance for loan losses related to covered loans included above (1)	$—	1,799	2,281	4,242	4,759

(1)	During 2016, all FDIC loss share agreements were terminated, and accordingly, there were no covered loans at December 31, 2016.

Table 14 Loan Loss and Recovery Experience

As of December 31,
($ in thousands)	2016	2015	2014	2013	2012

Loans outstanding at end of year	$2,710,712	2,518,926	2,396,174	2,463,194	2,376,457
Average amount of loans outstanding	$2,603,327	2,434,602	2,434,331	2,419,679	2,436,997

Allowance for loan losses, at beginning of year	$28,583	40,626	48,505	46,402	41,418
Provision for loan losses – non-covered	2,109	2,008	7,087	18,266	69,993
Provision (reversal) for loan losses - covered	(2,132)	(2,788)	3,108	12,350	9,679
Total provision (reversal) for loan losses	(23)	(780)	10,195	30,616	79,672
28,560	39,846	58,700	77,018	121,090
Loans charged off: (1)
Commercial, financial, and agricultural	(2,033)	(3,039)	(5,179)	(4,667)	(5,000)
Real estate – construction, land development & other land loans	(1,101)	(3,616)	(6,071)	(10,582)	(28,613)
Real estate – mortgage – residential (1-4 family) first mortgages	(3,894)	(5,145)	(4,050)	(4,764)	(15,490)
Real estate – mortgage – home equity loans / lines of credit	(1,010)	(1,117)	(1,607)	(3,143)	(5,921)
Real estate – mortgage – commercial and other	(1,088)	(3,103)	(4,405)	(7,027)	(20,317)
Installment loans to individuals	(1,288)	(2,411)	(1,924)	(2,253)	(1,932)
Total charge-offs	(10,414)	(18,431)	(23,236)	(32,436)	(77,273)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	817	934	149	198	152
Real estate – construction, land development & other land loans	2,690	3,599	3,363	777	1,281
Real estate – mortgage – residential (1-4 family) first mortgages	1,207	678	646	595	91
Real estate – mortgage – home equity loans / lines of credit	279	143	100	199	440
Real estate – mortgage – commercial and other	1,286	1,390	446	1,531	318
Installment loans to individuals	406	424	458	623	303
Total recoveries	6,685	7,168	5,162	3,923	2,585
Net charge-offs	(3,729)	(11,263)	(18,074)	(28,513)	(74,688)
Allowance removed related to sold loans	(1,050)	—	—	—	—
Allowance for loan losses, at end of year	$23,781	28,583	40,626	48,505	46,402

Covered net recoveries (charge-offs) included above (2)	$1,714	2,306	(3,332)	(12,867)	(10,728)

Ratios:
Net charge-offs as a percent of average loans	0.14%	0.46%	0.74%	1.18%	3.06%
Allowance for loan losses as a percent of loans at end of year	0.88%	1.13%	1.70%	1.97%	1.95%
Allowance for loan losses as a multiple of net charge-offs	6.38	x	2.54	x	2.25	x	1.70	x	0.62	x
Provision (reversal) for loan losses as a percent of net charge-offs	-0.62%	-6.93%	56.41%	107.38%	106.67%
Recoveries of loans previously charged-off as a percent of loans charged-off	64.19%	38.89%	22.22%	12.09%	3.35%

(1)	In the table above, for the period ended December 31, 2012, loan charge-offs include $37.8 million in charge-offs related to loans that the Company held for sale as of year-end (and subsequently sold in January 2013). The remaining balance of $30.4 million after the charge-offs were recorded was classified as “Loans held for sale” on the Company’s consolidated balance sheet at December 31, 2012.
(2)	On September 22, 2016, all FDIC loss-share agreements were terminated, and accordingly, assets previously covered under those agreements became non-covered on that date.

Table 15 Average Deposits

	Year Ended December 31,
	2016		2015		2014
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Interest-bearing checking accounts	$583,786	0.06%	$568,329	0.06%	$535,738	0.06%
Money market accounts	657,211	0.18%	582,407	0.13%	552,940	0.11%
Savings accounts	200,093	0.05%	184,821	0.05%	176,362	0.05%
Time deposits >$100,000	405,220	0.65%	410,692	0.70%	542,303	0.81%
Other time deposits	268,854	0.33%	322,205	0.39%	387,607	0.43%
Total interest-bearing deposits	2,115,164	0.24%	2,068,454	0.26%	2,194,950	0.32%
Noninterest-bearing checking accounts	712,349	—	618,927	—	528,808	—
Total deposits	$2,827,513	0.18%	$2,687,381	0.20%	$2,723,758	0.26%

Table 16 Maturities of Time Deposits of $100,000 or More

	As of December 31, 2016
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Time deposits of $100,000 or more	$118,073	71,104	122,777	110,733	422,687

Table 17 Interest Rate Sensitivity Analysis

	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2016
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total

Earning assets:
Loans (1)	$785,315	186,721	972,036	1,738,676	2,710,712
Securities available for sale (2)	25,171	25,823	50,994	148,335	199,329
Securities held to maturity (2)	11,967	19,210	31,177	98,536	129,713
Short-term investments	236,464	—	236,464	—	236,464
Total earning assets	$1,058,917	231,754	1,290,671	1,985,547	3,276,218

Percent of total earning assets	32.32%	7.07%	39.40%	60.60%	100.00%
Cumulative percent of total earning assets	32.32%	39.40%	39.40%	100.00%	100.00%

Interest-bearing liabilities:
Interest-bearing checking accounts	$635,431	—	635,431	—	635,431
Money market accounts	685,331	—	685,331	—	685,331
Savings accounts	209,074	—	209,074	—	209,074
Time deposits of $100,000 or more	117,952	193,881	311,833	110,854	422,687
Other time deposits	78,080	119,760	197,840	40,987	238,827
Borrowings	146,394	105,000	251,394	20,000	271,394
Total interest-bearing liabilities	$1,872,262	418,641	2,290,903	171,841	2,462,744

Percent of total interest-bearing liabilities	76.02%	17.00%	93.02%	9.21%	100.00%
Cumulative percent of total interest- bearing liabilities	76.02%	93.02%	93.02%	100.00%	100.00%

Interest sensitivity gap	$(813,345)	(186,887)	(1,000,232)	1,813,706	813,474
Cumulative interest sensitivity gap	(813,345)	(1,000,232)	(1,000,232)	813,474	813,474
Cumulative interest sensitivity gap as a percent of total earning assets	(24.83% )	(30.53% )	(30.53% )	24.83%	24.83%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	56.56%	56.34%	56.34%	133.03%	133.03%

(1)	The three months or less category for loans includes $335,866 in adjustable rate loans that have reached their contractual rate floors. Thus, the interest rates on these loans will not decrease any further. For the majority of these loans, it will take an increase in prime rate of at least 200 basis points before the loans will reprice higher.
(2)	Securities available for sale include government-sponsored enterprise securities, mortgage-backed securities, corporate bonds, and equity securities. Securities held to maturity include mortgage-backed securities and state and local government securities. For fixed rate mortgage-backed securities, the principal is assumed to reprice equally over the average life of the underlying security. All other fixed rate securities are assumed to reprice based on maturity date or call date. Variable rate securities are included in the period in which they are subject to reprice.

Table 18 Contractual Obligations and Other Commercial Commitments

	Payments Due by Period ($ in thousands)
Contractual Obligations As of December 31, 2016	Total	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$271,394	205,000	20,000	—	46,394
Operating leases	7,499	1,404	2,121	1,300	2,674
Total contractual cash obligations, excluding deposits	278,893	206,404	22,121	1,300	49,068

Deposits	2,947,353	2,793,804	103,952	47,860	1,737
Total contractual cash obligations, including deposits	$3,226,246	3,000,208	126,073	49,160	50,805

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments As of December 31, 2016	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit cards	$86,578	43,289	43,289	—	—
Lines of credit and loan commitments	661,148	266,863	94,838	72,362	227,085
Standby letters of credit	12,738	11,956	782	—	—
Total commercial commitments	$760,464	322,108	138,909	72,362	227,085

Table 19 Market Risk Sensitive Instruments

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2016 Occurring in Indicated Year
($ in thousands)	2017	2018	2019	2020	2021	Beyond	Total	Average Interest Rate	Estimated Fair Value

Due from banks, interest-bearing	$234,348	—	—	—	—	—	234,348	0.75%	$234,348
Presold mortgages in process of settlement	2,116	—	—	—	—	—	2,116	4.14%	2,116
Debt Securities - at amortized cost (1) (2)	69,075	65,963	81,018	55,889	23,324	36,775	332,044	2.65%	329,351
Loans – fixed (3) (4)	185,967	186,289	191,787	201,122	242,887	730,993	1,739,045	4.46%	1,724,116
Loans – adjustable (3) (4)	179,758	71,006	59,766	58,058	56,041	519,570	944,199	4.33%	923,017
Total	$671,264	323,258	332,571	315,069	322,252	1,287,338	3,251,752	3.97%	$3,212,948

Interest-bearing checking accounts	$635,431	—	—	—	—	—	635,431	0.05%	$635,431
Money market accounts	685,331	—	—	—	—	—	685,331	0.19%	685,331
Savings accounts	209,074	—	—	—	—	—	209,074	0.05%	209,074
Time deposits	507,965	83,954	19,998	25,442	22,418	1,737	661,514	0.52%	659,129
Borrowings – fixed	205,000	20,000	—	—	—	—	225,000	0.80%	224,972
Borrowings – adjustable	—	—	—	—	—	46,394	46,394	2.90%	38,283
Total	$2,242,801	103,954	19,998	25,442	22,418	48,131	2,462,744	0.34%	$2,452,220

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 37.6% tax rate.
(2)	Securities with call dates within 12 months of December 31, 2016 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)	Excludes nonaccrual loans.
(4)	Loans are shown in the period of their contractual maturity.

Table 20 Return on Assets and Common Equity

	For the Year Ended December 31,
	2016	2015	2014

Return on average assets	0.80%	0.82%	0.75%
Return on average common equity	7.73%	8.04%	7.73%
Dividend payout ratio – common shares	23.36%	23.88%	26.23%
Average shareholders’ equity to average assets	10.54%	11.65%	11.90%

Table 21 Risk-Based and Leverage Capital Ratios

	As of December 31,
($ in thousands)	2016	2015	2014
	(under Basel III)	(under Basel III)	(pre-Basel III)
Risk-Based and Leverage Capital
Common Equity Tier I capital:
Shareholders’ equity	$368,101	342,190	387,699
Preferred stock	—	(7,287)	(70,787)
Intangible assets, net of deferred tax liability	(64,496)	(55,687)	(67,893)
Accumulated other comprehensive income adjustments	5,107	3,550	578
Total Common Equity Tier I capital	308,712	282,766	249,597

Tier I capital:
Preferred stock	—	7,287	70,787
Trust preferred securities eligible for Tier I capital treatment	45,000	45,000	45,000
Deductions from Tier I capital	(349)	—	—
Total Tier I leverage capital	353,363	335,053	365,384

Tier II capital:
Allowable allowance for loan losses	23,781	28,583	28,096
Other Tier II capital	703	489	—
Tier II capital additions	24,484	29,072	28,096
Total capital	$377,847	364,125	393,480

Total risk weighted assets	$2,828,118	2,519,193	2,235,143

Adjusted fourth quarter average assets	3,539,363	3,227,166	3,146,409

Risk-based capital ratios:
Common equity Tier I capital to Tier I risk adjusted assets	10.92%	11.22%	11.17%
Minimum required under Basel III	5.125%	4.50%	4.50%
Fully phased-in minimum under Basel III	7.00%	7.00%	7.00%

Tier I capital to Tier I risk adjusted assets	12.49%	13.30%	16.35%
Minimum required under Basel III	6.625%	6.00%	4.00%
Fully phased-in minimum under Basel III	8.50%	8.50%	8.50%

Total risk-based capital to Tier II risk-adjusted assets	13.36%	14.45%	17.60%
Minimum required under Basel III	8.625%	8.00%	8.00%
Fully phased-in minimum under Basel III	10.50%	10.50%	10.50%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	10.17%	10.38%	11.61%
Minimum required under Basel III	4.00%	4.00%	4.00%
Fully phased-in minimum under Basel III	4.00%	4.00%	4.00%

Table 22 Quarterly Financial Summary (Unaudited)

	2016				2015
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest income, taxable equivalent	$33,834	32,789	33,896	32,522	32,230	32,549	31,662	31,848
Interest expense	1,997	1,901	1,841	1,868	1,754	1,744	1,655	1,755
Net interest income, taxable equivalent	31,837	30,888	32,055	30,654	30,476	30,805	30,007	30,093
Taxable equivalent, adjustment	544	534	517	459	423	419	402	390
Net interest income	31,293	30,354	31,538	30,195	30,053	30,386	29,605	29,703
Provision (reversal) for loan losses	—	—	(281)	258	(43)	(1,414)	841	(164)
Net interest income after provision for losses	31,293	30,354	31,819	29,937	30,096	31,800	28,764	29,867
Noninterest income	9,473	5,157	5,919	5,002	5,725	3,506	5,004	4,529
Noninterest expense	28,183	27,718	26,147	24,773	25,503	24,614	24,300	23,714
Income before income taxes	12,583	7,793	11,591	10,166	10,318	10,692	9,468	10,682
Income taxes	4,228	3,115	3,952	3,329	3,521	3,687	3,224	3,694
Net income	8,355	4,678	7,639	6,837	6,797	7,005	6,244	6,988
Preferred stock dividends	—	(58)	(59)	(58)	(37)	(137)	(212)	(217)
Net income available to common shareholders	8,355	4,620	7,580	6,779	6,760	6,868	6,032	6,771

Per Common Share Data
Earnings per common share – basic	$0.41	0.23	0.38	0.34	0.34	0.35	0.30	0.34
Earnings per common share – diluted	0.40	0.23	0.37	0.33	0.33	0.34	0.30	0.33
Cash dividends declared	0.08	0.08	0.08	0.08	0.08	0.08	0.08	0.08
Market Price
High	28.49	20.33	21.94	19.59	19.92	17.86	17.85	18.64
Low	19.18	17.42	17.15	17.83	16.01	16.01	15.18	15.00
Close	27.14	19.79	17.58	18.85	18.74	17.00	16.68	17.56
Stated book value - common	17.66	17.78	17.64	17.24	16.96	16.80	16.51	16.34
Tangible book value - common	13.85	13.80	13.80	13.75	13.56	13.40	13.10	12.90

Selected Average Balances
Assets	$3,539,363	3,443,737	3,373,476	3,332,492	3,282,853	3,244,515	3,199,270	3,194,570
Loans	2,683,493	2,635,707	2,565,791	2,528,317	2,504,022	2,453,580	2,389,735	2,391,071
Earning assets	3,214,719	3,127,219	3,064,959	3,028,775	2,982,356	2,951,638	2,901,770	2,910,732
Deposits	2,905,501	2,823,255	2,805,905	2,775,391	2,732,231	2,680,671	2,667,649	2,688,973
Interest-bearing liabilities	2,380,614	2,319,008	2,296,225	2,303,445	2,258,911	2,223,025	2,180,746	2,210,302
Shareholders’ equity	369,037	365,753	358,586	349,484	348,777	369,499	394,699	392,173

Ratios (annualized where applicable)
Return on average assets	0.94%	0.53%	0.90%	0.82%	0.82%	0.84%	0.76%	0.86%
Return on average common equity	9.17%	5.13%	8.68%	7.97%	7.96%	8.23%	7.42%	8.54%
Equity to assets at end of period	10.18%	10.32%	10.43%	10.34%	10.18%	11.34%	11.38%	12.21%
Tangible equity to tangible assets at end of period	8.16%	8.24%	8.39%	8.46%	8.35%	9.48%	9.47%	10.33%
Tangible common equity to tangible assets at end of period	8.16%	8.03%	8.18%	8.24%	8.13%	8.27%	8.24%	8.08%
Average loans to average deposits	92.36%	93.36%	91.44%	91.10%	91.65%	91.53%	89.58%	88.92%
Average earning assets to interest-bearing liabilities	135.04%	134.85%	133.48%	131.49%	132.03%	132.78%	133.06%	131.69%
Net interest margin	3.94%	3.93%	4.21%	4.07%	4.05%	4.14%	4.15%	4.19%
Allowance for loan losses to gross loans	0.88%	0.93%	1.00%	1.05%	1.13%	1.21%	1.33%	1.50%
Nonperforming loans as a percent of total loans	1.83%	2.27%	2.59%	2.83%	3.15%	3.26%	3.63%	3.92%
Nonperforming assets as a percent of total assets	1.64%	1.98%	2.25%	2.43%	2.66%	2.80%	3.09%	3.26%
Net charge-offs as a percent of average total loans	0.12%	0.06%	0.05%	0.35%	0.23%	0.10%	0.80%	0.76%

Item 8. Financial Statements and Supplementary Data

First Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31, 2016 and 2015

($ in thousands)	2016	2015
Assets
Cash and due from banks, noninterest-bearing	$71,645	53,285
Due from banks, interest-bearing	234,348	213,426
Federal funds sold	—	557
Total cash and cash equivalents	305,993	267,268

Securities available for sale	199,329	165,614
Securities held to maturity (fair values of $130,195 in 2016 and $157,146 in 2015)	129,713	154,610

Presold mortgages in process of settlement	2,116	4,323

Loans – non-covered	2,710,712	2,416,285
Loans – covered by FDIC loss share agreement	—	102,641
Total loans	2,710,712	2,518,926
Total allowance for loan losses	(23,781)	(28,583)
Net loans	2,686,931	2,490,343

Premises and equipment	75,351	74,559
Accrued interest receivable	9,286	9,166
FDIC indemnification asset	—	8,439
Goodwill	75,042	65,835
Other intangible assets	4,433	1,336
Foreclosed real estate	9,532	9,994
Bank-owned life insurance	74,138	72,086
Other assets	42,998	38,492
Total assets	$3,614,862	3,362,065

Liabilities
Deposits: Noninterest-bearing checking accounts	$756,003	659,038
Interest-bearing checking accounts	635,431	626,878
Money market accounts	685,331	639,189
Savings accounts	209,074	186,616
Time deposits of $100,000 or more	422,687	403,545
Other time deposits	238,827	296,019
Total deposits	2,947,353	2,811,285
Borrowings	271,394	186,394
Accrued interest payable	539	585
Other liabilities	27,475	21,611
Total liabilities	3,246,761	3,019,875

Commitments and contingencies (see Note 13)

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series C, convertible, issued & outstanding: none in 2016 and 728,706 in 2015	—	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 20,844,505 shares in 2016 and 19,747,509 shares in 2015	147,287	133,393
Retained earnings	225,921	205,060
Accumulated other comprehensive income (loss)	(5,107)	(3,550)
Total shareholders’ equity	368,101	342,190
Total liabilities and shareholders’ equity	$3,614,862	3,362,065

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2016, 2015 and 2014

($ in thousands, except per share data)	2016	2015	2014
Interest Income
Interest and fees on loans	$121,322	117,872	133,641
Interest on investment securities:
Taxable interest income	7,034	6,296	3,461
Tax-exempt interest income	1,748	1,829	1,881
Other, principally overnight investments	883	658	849
Total interest income	130,987	126,655	139,832

Interest Expense
Savings, checking and money market accounts	1,620	1,192	1,040
Time deposits of $100,000 or more	2,654	2,856	4,373
Other time deposits	896	1,271	1,659
Borrowings	2,437	1,589	1,151
Total interest expense	7,607	6,908	8,223

Net interest income	123,380	119,747	131,609
Provision for loan losses – non-covered	2,109	2,008	7,087
Provision (reversal) for loan losses – covered	(2,132)	(2,788)	3,108
Total provision (reversal) for loan losses	(23)	(780)	10,195
Net interest income after provision for loan losses	123,403	120,527	121,414

Noninterest Income
Service charges on deposit accounts	10,571	11,648	13,706
Other service charges, commissions and fees	11,913	10,906	10,019
Fees from presold mortgage loans	2,033	2,532	2,726
Commissions from sales of insurance and financial products	3,790	2,580	2,733
SBA consulting fees	3,199	—	—
SBA loan sale gains	1,433	—	—
Bank-owned life insurance income	2,052	1,665	1,311
Foreclosed property losses, net	(625)	(1,486)	(3,843)
FDIC indemnification asset income (expense), net	(10,255)	(8,615)	(12,842)
Securities gains (losses), net	3	(1)	786
Other gains (losses), net	1,437	(465)	(228)
Total noninterest income	25,551	18,764	14,368

Noninterest Expenses
Salaries	51,252	47,660	46,071
Employee benefits	10,812	9,134	9,086
Total personnel expense	62,064	56,794	55,157
Occupancy expense	7,838	7,358	7,362
Equipment related expenses	3,608	3,749	3,931
Merger and acquisition expenses	1,431	—	—
Intangibles amortization	1,211	722	777
Other operating expenses	30,669	29,508	30,024
Total noninterest expenses	106,821	98,131	97,251

Income before income taxes	42,133	41,160	38,531
Income tax expense	14,624	14,126	13,535

Net income	27,509	27,034	24,996

Preferred stock dividends	(175)	(603)	(868)

Net income available to common shareholders	$27,334	26,431	24,128

Earnings per common share: Basic	$1.37	1.34	1.22
Earnings per common share: Diluted	1.33	1.30	1.19

Dividends declared per common share	$0.32	0.32	0.32

Weighted average common shares outstanding:
Basic	19,964,727	19,767,470	19,699,801
Diluted	20,732,917	20,499,727	20,434,007

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2016, 2015 and 2014

($ in thousands)	2016	2015	2014

Net income	$27,509	27,034	24,996
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(1,919)	(473)	2,115
Tax (expense) benefit	683	184	(825)
Reclassification to realized (gains) losses	(3)	1	(786)
Tax expense (benefit)	1	—	307
Postretirement plans:
Net gain (loss) arising during period	(557)	(4,321)	(5,171)
Tax (expense) benefit	115	1,685	2,017
Amortization of unrecognized net actuarial (gain) loss	202	(79)	(221)
Tax expense (benefit)	(79)	31	86
Other comprehensive income (loss)	(1,557)	(2,972)	(2,478)

Comprehensive income	$25,952	24,062	22,518

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2016, 2015 and 2014

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
(In thousands)	Stock	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2014	$70,787	19,680	$132,099	167,136	1,900	371,922

Net income				24,996		24,996
Stock option exercises		5	70			70
Cash dividends declared ($0.32 per share)				(6,306)		(6,306)
Preferred dividends				(868)		(868)
Stock-based compensation		25	363			363
Other comprehensive income (loss)					(2,478)	(2,478)

Balances, December 31, 2014	70,787	19,710	132,532	184,958	(578)	387,699

Net income				27,034		27,034
Preferred stock redeemed (Series B)	(63,500)					(63,500)
Stock option exercises		7	112			112
Stock withheld for payment of taxes		(3)	(54)			(54)
Cash dividends declared ($0.32 per share)				(6,329)		(6,329)
Preferred dividends				(603)		(603)
Stock-based compensation		34	803			803
Other comprehensive income (loss)					(2,972)	(2,972)

Balances, December 31, 2015	7,287	19,748	133,393	205,060	(3,550)	342,190

Net income				27,509		27,509
Conversion of preferred stock to common stock	(7,287)	729	7,287			—
Equity issued pursuant to acquisitions		279	5,509			5,509
Stock option exercises		23	375			375
Stock withheld for payment of taxes		(6)	(166)			(166)
Cash dividends declared ($0.32 per share)				(6,473)		(6,473)
Preferred dividends				(175)		(175)
Stock-based compensation		72	889			889
Other comprehensive income (loss)					(1,557)	(1,557)

Balances, December 31, 2016	$—	20,845	$147,287	225,921	(5,107)	368,101

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

($ in thousands)	2016	2015	2014
Cash Flows From Operating Activities
Net income	$27,509	27,034	24,996
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	(23)	(780)	10,195
Net security premium amortization	3,341	3,247	1,934
Loan discount accretion	(4,451)	(4,751)	(16,009)
FDIC indemnification asset expense, net	10,255	8,615	12,842
Foreclosed property losses and write-downs, net	625	1,486	3,843
Loss (gain) on securities available for sale	(3)	1	(786)
Other (gains) losses	29	465	228
Decrease in net deferred loan costs	922	73	(17)
Depreciation of premises and equipment	4,602	4,494	4,618
Stock-based compensation expense	714	710	270
Amortization of intangible assets	1,211	722	777
Fees/gains from sales of presold mortgages and SBA loans	(3,466)	(2,532)	(2,726)
Originations of presold mortgages and SBA loans	(95,500)	(97,118)	(101,493)
Proceeds from sales of presold mortgages and SBA loans	101,148	101,315	103,773
Gain on sale of branches	(1,466)	—	—
Decrease (increase) in accrued interest receivable	(120)	(246)	729
Decrease (increase) in other assets	(724)	(5,062)	2,164
Decrease in accrued interest payable	(4)	(101)	(193)
Increase (decrease) in other liabilities	2,868	(222)	2,675
Net cash provided by operating activities	47,467	37,350	47,820
Cash Flows From Investing Activities
Purchases of securities available for sale	(114,396)	(95,822)	(66,263)
Purchases of securities held to maturity	—	(857)	(125,377)
Proceeds from maturities/issuer calls of securities available for sale	76,939	86,238	30,332
Proceeds from maturities/issuer calls of securities held to maturity	23,368	23,203	453
Proceeds from sales of securities available for sale	8	—	47,473
Purchases of Federal Reserve and Federal Home Loan Bank stock, net	(3,933)	(9,877)	(2,122)
Purchase of bank-owned life insurance	—	(15,000)	(10,000)
Net (increase) decrease in loans	(198,589)	(138,346)	52,157
(Payments) proceeds related to FDIC loss share agreements	(1,554)	6,673	17,724
Payment to FDIC for termination of loss share agreements	(2,012)	—	—
Proceeds from sales of foreclosed real estate	7,954	9,650	33,262
Purchases of premises and equipment	(8,689)	(5,481)	(4,751)
Proceeds from sales of premises and equipment	2,025	1,621	1,309
Proceeds from branch sale	26,211	—	—
Net cash paid in acquisitions	(53,640)	—	—
Net cash used by investing activities	(246,308)	(137,998)	(25,803)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	158,989	115,379	(55,106)
Net increase in borrowings	85,000	70,000	70,000
Cash dividends paid – common stock	(6,399)	(6,309)	(6,303)
Cash dividends paid – preferred stock	(233)	(796)	(868)
Redemption of preferred stock	—	(63,500)	—
Proceeds from stock option exercises	375	112	70
Stock withheld for payment of taxes	(166)	(54)	—
Net cash provided by financing activities	237,566	114,832	7,793

Increase in Cash and Cash Equivalents	38,725	14,184	29,810
Cash and Cash Equivalents, Beginning of Year	267,268	253,084	223,274
Cash and Cash Equivalents, End of Year	$305,993	267,268	253,084

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$7,653	7,009	8,416
Cash paid during the period for income taxes	11,791	13,815	5,096
Non-cash investing and financing transactions:
Foreclosed loans transferred to foreclosed real estate	8,117	9,009	12,717
Unrealized gain (loss) on securities available for sale, net of taxes	(1,238)	(288)	811

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

Note 1. Summary of Significant Accounting Policies

(a) Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the “Company”) and its wholly owned subsidiary - First Bank (the “Bank”). The Bank has three wholly owned subsidiaries that are fully consolidated - First Bank Insurance Services, Inc. (“First Bank Insurance”), SBA Complete, Inc. (“SBA Complete”), and First Troy SPE, LLC. All significant intercompany accounts and transactions have been eliminated. Subsequent events have been evaluated through the date of filing this Form 10-K.

The Company is a bank holding company. The principal activity of the Company is the ownership and operation of the Bank, a state chartered bank with its main office in Southern Pines, North Carolina. The Company is also the parent company for a series of statutory trusts that were formed at various times since 2002 for the purpose of issuing trust preferred debt securities. The trusts are not consolidated for financial reporting purposes; however, notes issued by the Company to the trusts in return for the proceeds from the issuance of the trust preferred securities are included in the consolidated financial statements and have terms that are substantially the same as the corresponding trust preferred securities. The trust preferred securities qualify as capital for regulatory capital adequacy requirements. First Bank Insurance is an agent for property and casualty insurance policies. SBA Complete is a firm that specializes in providing consulting services for financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. First Troy SPE, LLC was formed in order to hold and dispose of certain real estate foreclosed upon by the Bank.

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

The Company does not hold a significant amount of interest-only strips, loans, other receivables, or retained interests in securitizations that can be contractually prepaid or otherwise settled in a way that it would not recover substantially all of its recorded investment.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. No allowance for loan losses is carried over from the seller or otherwise recorded.

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

(g) Loans Held for Sale – Beginning in 2016, the Company began providing loans guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. The portion of SBA loans originated that are guaranteed and intended for sale on the secondary market are classified as held for sale and are carried at the lower of cost or fair value - there were no such loans held for sale at December 31, 2016. The loan participations are sold and the servicing rights are retained. At the time of the sale, an asset is recorded for the value of the servicing rights and is amortized over the remaining life of the loan on the effective interest method. The servicing asset is included in other assets and the amortization of the servicing asset is included in non-interest expense. Servicing fees are recorded in non-interest income. A gain is recorded for any premium received in excess of the carrying value of the net assets transferred in the sale and is also included in non-interest income. The portion of SBA loans that are retained are also adjusted for a retained discount to reflect the effective interest rate on the retained unguaranteed portion of the loans.  The net value of the retained loans is included in the appropriate loan classification for disclosure purposes.  These loans are primarily commercial real estate or commercial and industrial.

Periodically, the Company originates other types of commercial loans and decides to sell them in the secondary market. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2016 or 2015.

(h) Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance. The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio. Management’s determination of the adequacy of the allowance is based on several factors, including:

1.	Risk grades assigned to the loans in the portfolio,
2.	Specific reserves for individually evaluated impaired loans,
3.	Current economic conditions, including the local, state, and national economic outlook; interest rate risk; trends in loan volume, mix and size of loans; levels and trends of delinquencies,
4.	Historical loan loss experience, and
5.	An assessment of the risk characteristics of the Company’s loan portfolio, including industry concentrations, payment structures, changes in property values, and credit administration practices.

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

(i) Foreclosed Real Estate - Foreclosed real estate consists primarily of real estate acquired by the Company through legal foreclosure or deed in lieu of foreclosure. The property is initially carried at the lower of cost (generally the loan balance plus additional costs incurred for improvements to the property) or the estimated fair value of the property less estimated selling costs (also see Note 14). If there are subsequent declines in fair value, which is reviewed routinely by management, the property is written down to its fair value through a charge to expense. Capital expenditures made to improve the property are capitalized. Costs of holding real estate, such as property taxes, insurance and maintenance, less related revenues during the holding period, are recorded as expense.

(j) FDIC Indemnification Asset – The FDIC indemnification asset relates to loss share agreements with the FDIC, whereby the FDIC has agreed to reimburse to the Company a percentage of the losses related to loans and other real estate that the Company assumed in the acquisition of two failed banks. This indemnification asset is measured separately from the loan portfolio and foreclosed real estate because it is not contractually embedded in the loans and is not transferable with the loans should the Company choose to dispose of them. The carrying value of this receivable at each period end is the sum of:  1) the receivable (payable) related to actual loss claims (recoveries) that have been submitted to the FDIC for reimbursement (repayment) and 2) the receivable associated with the Company’s estimated amount of loan and foreclosed real estate losses covered by the agreements multiplied by the FDIC reimbursement percentage.  During 2016, the Company and the FDIC mutually agreed to terminate the loss share agreements and the remaining $5.7 million FDIC indemnification asset was written off and is included in the line “FDIC indemnification asset expense, net” in the accompanying consolidated statements of income.

(k) Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. The Company’s investment tax credits, which are low income housing tax credits and state historic tax credits, are recorded in the period that they are reflected in the Company’s tax returns.

(l) Intangible Assets - Business combinations are accounted for using the purchase method of accounting. Identifiable intangible assets are recognized separately and are amortized over their estimated useful lives, which for the Company has generally been seven to ten years and at an accelerated rate. Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. Goodwill is not amortized, but as discussed in Note 1(r), is subject to fair value impairment tests on at least an annual basis.

(m) Bank-owned life insurance – The Company has purchased life insurance policies on certain current and past key employees and directors where the insurance policy benefits and ownership are retained by the employer. These policies are recorded at their cash surrender value. Income from these policies and changes in the net cash surrender value are recorded within noninterest income as “Bank-owned life insurance income.”

(n) Other Investments – The Company accounts for investments in limited partnerships, limited liability companies (“LLCs”), and other privately held companies using either the cost or the equity method of accounting. The accounting treatment depends upon the Company’s percentage ownership and degree of management influence.

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

At December 31, 2016 and 2015, the Company’s investments in limited partnerships, LLCs and other privately held companies totaled $3.1 million and $2.3 million, respectively, and were included in other assets.

(o) Stock Option Plan - At December 31, 2016, the Company had two equity-based employee compensation plans, which are described more fully in Note 15. The Company accounts for these plans under the recognition and measurement principles of relevant accounting guidance.

(p) Per Share Amounts - Basic Earnings Per Common Share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding unvested shares of restricted stock. Diluted Earnings Per Common Share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. For the years presented, the Company’s potentially dilutive common stock issuances related to unvested shares of restricted stock and stock option grants under the Company’s equity-based plans and the Company’s Series C Preferred stock, which was convertible into common stock on a one-for-one ratio. As discussed in Note 19, on December 22, 2016 each outstanding share of the Company’s Series C Preferred stock was exchanged by the holder for an equal number of shares of common stock.

In computing Diluted Earnings Per Common Share, adjustments are made to the computation of Basic Earnings Per Common shares, as follows. As it relates to unvested shares of restricted stock, the number of shares added to the denominator is equal to the number of unvested shares less the assumed number of shares bought back by the Company in the open market at the average market price with the amount of proceeds being equal to the average deferred compensation for the reporting period. As it relates to stock options, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is included in the calculation of dilutive securities. As it relates to the Series C Preferred Stock for the period of time it was outstanding, it is assumed that the preferred stock was converted to common stock at the beginning of the reporting period. Dividends on the preferred stock are added back to net income and the shares assumed to be converted are included in the number of shares outstanding.

If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Years Ended December 31,
	2016			2015			2014
($ in thousands, except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$27,334	19,964,727	$1.37	$26,431	19,767,470	$1.34	$24,128	19,699,801	$1.22

Effect of dilutive securities	175	768,190		233	732,257		233	734,206

Diluted EPS per common share	$27,509	20,732,917	$1.33	$26,664	20,499,727	$1.30	$24,361	20,434,007	$1.19

For the years ended December 31, 2016, 2015 and 2014, there were 5,000 options, 50,000 options and 93,000 options, respectively, that were anti-dilutive because the exercise price exceeded the average market price for the year, and thus are not included in the calculation to determine the effect of dilutive securities. Also, for the year ended December 31, 2014, the Company excluded 75,000 options that had an exercise price below the average market price for the year, but had performance vesting requirements that the Company had concluded were not probable to vest, and ultimately did not vest during 2015.

(q) Fair Value of Financial Instruments - Relevant accounting guidance requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions are set forth below for the Company’s financial instruments.

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

Loans Held for Sale – Fair values are based on third-party dealer quotes for the loans or loans with similar characteristics.

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

Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2016 and 2015, the Company’s off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

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

(r) Impairment - Goodwill is evaluated for impairment on at least an annual basis by comparing the fair value of the reporting units to their related carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company determines whether the implied fair value of the goodwill, using various valuation techniques, exceeds the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to that excess.

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

(s) Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity during a period for non-owner transactions and is divided into net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Unrealized gain (loss) on securities available for sale	$(3,085)	(1,163)	(691)
Deferred tax asset (liability)	1,138	454	270
Net unrealized gain (loss) on securities available for sale	(1,947)	(709)	(421)

Additional pension asset (liability)	(5,012)	(4,657)	(257)
Deferred tax asset (liability)	1,852	1,816	100
Net additional pension asset (liability)	(3,160)	(2,841)	(157)

Total accumulated other comprehensive income (loss)	$(5,107)	(3,550)	(578)

The following table discloses the changes in accumulated other comprehensive income (loss) for the year ended December 31, 2016 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2016	$(709)	(2,841)	(3,550)
Other comprehensive income (loss) before reclassifications	(1,236)	(442)	(1,678)
Amounts reclassified from accumulated other comprehensive income	(2)	123	121
Net current-period other comprehensive income (loss)	(1,238)	(319)	(1,557)

Ending balance at December 31, 2016	$(1,947)	(3,160)	(5,107)

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

(t) Segment Reporting - Accounting standards require management to report selected financial and descriptive information about reportable operating segments. The standards also require related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. The Company’s operations are primarily within the banking segment, and the financial statements presented herein reflect the results of that segment. The Company has no foreign operations or customers.

(u) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2016 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously presented, nor did they materially impact trends in financial information.

(v) Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 31, 2017. The Company can apply the guidance using a full retrospective approach or a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments were effective for the Company on January 1, 2016 for all stock awards granted or modified after January 1, 2016. The Company’s adoption of these amendments did not have a material effect on its financial statements.

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

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (ii) eliminate the presumption that a general partner should consolidate a limited partnership; (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments were expected to result in the deconsolidation of many entities. The amendments were effective for the Company on January 1, 2016. The adoption of these amendments did not have a material effect on the Company’s financial statements.

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

In September 2015, the FASB amended the Business Combinations topic of the Accounting Standards Codification to simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. All entities are required to apply the amendments prospectively to adjustments to provisional amounts that occur after the effective date. The amendment was effective for the Company on January 1, 2016 and these amendments did not have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This update is intended to improve the recognition and measurement of financial instruments and it requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The guidance also provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes and requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB issued new guidance on accounting for leases, which generally requires all leases to be recognized in the statement of financial position by recording an asset representing its right to use the underlying asset and recording a liability, which represents the Company’s obligation to make lease payments. The provisions of this guidance are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. These provisions are to be applied using a modified retrospective approach. The Company is evaluating the effect that this new guidance will have on our consolidated financial statements, but does not expect it will have a material effect on its financial statements.

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

In March 2016, the FASB amended the Investments—Equity Method and Joint Ventures topic of the Accounting Standards Codification to eliminate the requirement to retroactively adopt the equity method of accounting and instead apply the equity method of accounting starting with the date it qualifies for that method. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company will apply the guidance prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The Company does not expect these amendments to have a material effect on its financial statements.

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

In June 2016, the FASB issued guidance to change the accounting for credit losses. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  The guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

In October 2016, the FASB amended the Consolidation topic of the Accounting Standards Codification to revise the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments will be effective for the Company for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how restricted cash is presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment to the Business Combinations Topic is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the Accounting Standards Codification. The ASU incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

In January 2017, the FASB issued amended the Goodwill and Other Topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. The amount of goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Acquisitions

Since January 1, 2016, the Company completed the acquisitions described below. The Company did not complete any acquisitions in 2014 or 2015. The results of each acquired company/branch are included in the Company’s results beginning on its respective acquisition date.

(1)	On January 1, 2016, First Bank Insurance completed the acquisition of Bankingport, Inc. (“Bankingport”). The results of Bankingport are included in First Bancorp’s results for the twelve months ended December 31, 2016 beginning on the January 1, 2016 acquisition date.

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

(2)	On May 5, 2016, the Company completed the acquisition of SBA Complete. The results of SBA Complete are included in First Bancorp’s results for the twelve months ended December 31, 2016 beginning on the May 5, 2016 acquisition date. SBA Complete is a consulting firm that specializes in consulting with financial institutions across the country related to SBA loan origination and servicing. The deal value was approximately $8.5 million with the Company paying $1.5 million in cash and issuing 199,829 shares of its common stock, which had a value of approximately $4.0 million. Per the terms of the agreement, the Company has also recorded an earn-out liability valued at $3.0 million, which will be paid in shares of Company stock in annual distributions over a three-year period if pre-determined goals are met for those three years.

This acquisition has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of SBA Complete were recorded based on estimates of fair values, which according to applicable accounting guidance, are subject to change for twelve months following the acquisition. In connection with this transaction, the Company recorded $5.6 million in goodwill, which is non-deductible for tax purposes, and $2.0 million in other amortizable intangible assets.

(3)	On July 15, 2016, the Company completed a branch exchange with First Community Bank headquartered in Bluefield, Virginia. In the branch exchange transaction, the Bank acquired six of First Community Bank’s branches located in North Carolina, while concurrently selling seven of its branches in the southwestern area of Virginia to First Community Bank.

In connection with the sale, the Company sold $150.6 million in loans, $5.7 million in premises and equipment and $134.3 million in deposits to First Community Bank. In connection with the sale, the Company received a deposit premium of $3.8 million, removed $1.0 million of allowance for loan losses associated with the sold loans, allocated and wrote-off $3.5 million of previously recorded goodwill, and recorded a net gain of $1.5 million in this transaction.

In connection with the purchase transaction, the Company acquired assets with a fair value of $157.2 million, including $152.2 million in loans and $3.4 million in premises and equipment. Additionally, the Company assumed $111.3 million in deposits and $0.2 million in other liabilities. In connection with the purchase, the Company recorded: i) a discount on acquired loans of $1.5 million, ii) a premium on deposits of $0.3 million, iii) a $1.2 million core deposit intangible, iv) and $5.4 million in goodwill.

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

(4)	On March 3, 2017, the Company completed its acquisition of Carolina Bank Holdings, Inc. (“Carolina Bank”), headquartered in Greensboro, North Carolina, pursuant to an Agreement and Plan of Merger and Reorganization dated June 21, 2016. The total merger consideration consisted of $25.3 million in cash and 3.8 million shares of the Company’s common stock, with each share of Carolina Bank common stock being exchanged for either $20.00 in cash or 1.002 shares of the Company’s stock, subject to the total consideration being 75% stock / 25% cash. Carolina Bank operates eight branches located in Greensboro, High Point, Burlington, Winston-Salem, and Asheboro, North Carolina and also operates three mortgage offices in North Carolina. The acquisition is a natural extension of the Company’s recent expansion into these high-growth areas. As of December 31, 2016, Carolina Bank had $705 million in total assets, $530 million in gross loans, and $598 million in total deposits. As of the filing of this annual report, the Company has not completed the fair value measurements of Carolina Bank’s assets, liabilities and identifiable intangible assets.

Note 3. Securities

The book values and approximate fair values of investment securities at December 31, 2016 and 2015 are summarized as follows:

	2016				2015
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$17,497	17,490	—	(7)	19,000	18,972	1	(29)
Mortgage-backed securities	151,001	148,065	155	(3,091)	122,474	121,553	348	(1,269)
Corporate bonds	33,833	33,600	91	(324)	25,216	24,946	—	(270)
Equity securities	83	174	96	(5)	88	143	64	(9)
Total available for sale	$202,414	199,329	342	(3,427)	166,778	165,614	413	(1,577)

Securities held to maturity:
Mortgage-backed securities	$80,585	79,283	—	(1,302)	102,509	101,767	—	(742)
State and local governments	49,128	50,912	1,815	(31)	52,101	55,379	3,284	(6)
Total held to maturity	$129,713	130,195	1,815	(1,333)	154,610	157,146	3,284	(748)

All of the Company’s mortgage-backed securities, including the collateralized mortgage obligations, were issued by government-sponsored corporations.

The following table presents information regarding securities with unrealized losses at December 31, 2016:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$7,990	7	—	—	7,990	7
Mortgage-backed securities	196,999	3,841	19,001	552	216,000	4,393
Corporate bonds	27,027	259	935	65	27,962	324
Equity securities	—	—	7	5	7	5
State and local governments	801	31	—	—	801	31
Total temporarily impaired securities	$232,817	4,138	19,943	622	252,760	4,760

The following table presents information regarding securities with unrealized losses at December 31, 2015:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$5,993	7	2,978	22	8,971	29
Mortgage-backed securities	150,853	1,148	27,460	863	178,313	2,011
Corporate bonds	24,006	210	940	60	24,946	270
Equity securities	—	—	17	9	17	9
State and local governments	840	6	—	—	840	6
Total temporarily impaired securities	$181,692	1,371	31,395	954	213,087	2,325

In the above tables, all of the non-equity securities that were in an unrealized loss position at December 31, 2016 and 2015 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

The Company has concluded that each of the equity securities in an unrealized loss position at December 31, 2016 and 2015 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The book values and approximate fair values of investment securities at December 31, 2016, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	$2,016	2,028
Due after one year but within five years	17,497	17,490	16,256	16,767
Due after five years but within ten years	28,833	28,682	29,690	30,981
Due after ten years	5,000	4,918	1,166	1,136
Mortgage-backed securities	151,001	148,065	80,585	79,283
Total debt securities	202,331	199,155	129,713	130,195

Equity securities	83	174	—	—
Total securities	$202,414	199,329	$129,713	130,195

At December 31, 2016 and 2015, investment securities with carrying values of $147,009,000 and $141,379,000, respectively, were pledged as collateral for public deposits.

In 2016, the Company received proceeds from sales of securities of $8,000 and recorded $3,000 in gains from the sales. In 2015, the Company recorded $1,000 in securities losses associated with write-downs and did not sell any securities. In 2014, the Company initiated security sales totaling $47,473,000, which resulted in net gains of $786,000 in 2014.

Included in “other assets” in the Consolidated Balance Sheets are cost-method investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $19,826,000 and $15,893,000 at December 31, 2016 and 2015, respectively. The FHLB stock had a cost and fair value of $12,588,000 and $8,846,000 at December 31, 2016 and 2015, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $7,238,000 and $7,047,000 at December 31, 2016 and 2015, respectively. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or the redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

Note 4. Loans and Asset Quality Information

Prior to September 22, 2016, the Company’s banking subsidiary, First Bank, had certain loans and foreclosed real estate that were covered by loss share agreements between the FDIC and First Bank which afforded First Bank significant loss protection - see Note 2 to the financial statements included in the Company’s 2011 Annual Report on Form 10-K for detailed information regarding FDIC-assisted purchase transactions. On July 1, 2014, the loss share provisions associated with non-single family assets related to the 2009 failed bank acquisition of Cooperative Bank expired. On April 1, 2016, the loss share provisions associated with non-single family assets related to the 2011 failed bank acquisition of The Bank of Asheville expired. On September 22, 2016, the Company terminated all of the loss share agreements with the FDIC, such that all future losses and recoveries on loans and foreclosed real estate associated with the failed banks acquired through FDIC-assisted transactions will be borne solely by First Bank. As a result of the termination of the agreements, the Company recorded a charge of $5.7 million, which primarily related to the write-off of the remaining indemnification asset associated with the agreements, and is included in the indemnification asset expense amount of $10.3 million in the Consolidated Statement of Income for the year ended December 31, 2016.

In the information presented below, the term “covered” is used to describe assets that were subject to FDIC loss share agreements, while the term “non-covered” refers to the Company’s legacy assets, which were not included in any type of loss share arrangement. As discussed previously, all loss share agreements were terminated during 2016 and thus the entire loan portfolio is now classified as non-covered. Certain prior period disclosures will continue to present the breakout of the loan portfolio between covered and non-covered.

As a result of the termination of all loss share agreements, the remaining balances associated with those loans and foreclosed real estate were reclassified from the covered portfolio to the non-covered portfolio. Balances related to the expired agreements and the termination of all remaining agreements as of the respective dates is as follows:

	Cooperative Bank non-single family agreement termination July 1, 2014	Bank of Asheville non- single family agreement termination April 1, 2016	Remaining loss share agreement terminations September 22, 2016
Carrying value of total covered loans transferred to non-covered	$39,700	17,737	78,387
Covered nonaccrual loans transferred to non-covered	9,700	2,785	4,194
Covered foreclosed real estate transferred to non-covered	3,000	1,165	385
Allowance for loan losses associated with covered loans transferred to allowance for non-covered loans	1,700	307	1,074

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	December 31, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$261,813	9%	$202,671	8%
Real estate – construction, land development & other land loans	354,667	13%	308,969	12%
Real estate – mortgage – residential (1-4 family) first mortgages	750,679	28%	768,559	31%
Real estate – mortgage – home equity loans / lines of credit	239,105	9%	232,601	9%
Real estate – mortgage – commercial and other	1,049,460	39%	957,587	38%
Installment loans to individuals	55,037	2%	47,666	2%
Subtotal	2,710,761	100%	2,518,053	100%
Unamortized net deferred loan costs (fees)	(49)		873
Total loans	$2,710,712		$2,518,926

Loans in the amount of $2.4 billion and $2.0 billion were pledged as collateral for certain borrowings as of December 31, 2016 and December 31, 2015, respectively (see Note 10).

The loans above also include loans to executive officers and directors serving the Company at December 31, 2016 and to their associates, totaling approximately $2.6 million and $3.6 million at December 31, 2016 and 2015, respectively. During 2016 additions to such loans were approximately $0.3 million and repayments totaled approximately $1.3 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.

The following is a summary of the major categories of loans outstanding allocated to the non-covered and covered loan portfolios for periods when the FDIC loss share agreements were in effect at December 31, 2015. There were no covered loans at December 31, 2016.

($ in thousands)	December 31, 2015
	Non-covered	Covered	Total

Commercial, financial, and agricultural	$201,798	873	202,671
Real estate – construction, land development & other land loans	305,228	3,741	308,969
Real estate – mortgage – residential (1-4 family) first mortgages	692,902	75,657	768,559
Real estate – mortgage – home equity loans / lines of credit	221,995	10,606	232,601
Real estate – mortgage – commercial and other	945,823	11,764	957,587
Installment loans to individuals	47,666	—	47,666
Subtotal	2,415,412	102,641	2,518,053
Unamortized net deferred loan costs	873	—	873
Total	$2,416,285	102,641	2,518,926

As a result of the termination of the FDIC loss share agreements during the third quarter of 2016, there were no covered loans at December 31, 2016. The follow presents the carrying amount of the covered loans at December 31, 2015 detailed by impaired and nonimpaired purchased loans (as determined on the date of the acquisition):

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

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2014	$125,644
Principal repayments	(30,238)
Transfers to foreclosed real estate	(1,211)
Net loan recoveries	2,306
Accretion of loan discount	4,751
Carrying amount of nonimpaired covered loans at December 31, 2015	101,252
Principal repayments	(7,997)
Transfers to foreclosed real estate	(1,036)
Net loan recoveries	1,784
Accretion of loan discount	1,908
Transfer to non-covered loans due to expiration of loss-share agreement, April 1, 2016	(17,530)
Transfer to non-covered loans due to termination of loss-share agreements, September 22, 2016	(78,381)
Carrying amount of nonimpaired covered loans at December 31, 2016	$—

As reflected in the table above, the Company accreted $1,908,000 of the loan discount on covered purchased nonimpaired loans into interest income during 2016 prior to the termination of the loss share agreements. Total loan discount accretion for all loans amounted to $4,451,000, $4,751,000 and $16,009,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was a remaining loan discount of $11,258,000 related to purchased accruing loans, which is expected to be accreted into interest income over the lives of the respective loans. At December 31, 2016, the Company also had $795,000 of loan discount related to purchased nonaccruing loans, which the Company does not expect will be accreted into income.

The following table presents information regarding all purchased impaired loans since December 31, 2014. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2014	$5,859	3,262	2,597
Change due to payments received	(634)	(102)	(532)
Transfer to foreclosed real estate	(431)	(336)	(95)
Other	(3)	(3)	—
Balance at December 31, 2015	$4,791	2,821	1,970
Change due to payments received	(3,753)	(2,367)	(1,386)
Change due to loan charge-off	(428)	(358)	(70)
Balance at December 31, 2016	$610	96	514

Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During 2016, the Company received $1,160,000 in payments that exceeded the carrying amount of the related purchased impaired loans, of which $786,000 was recognized as discount accretion loan interest income and $374,000 was recorded as additional loan interest income. During 2015, the Company received $332,000 in payments that exceeded the carrying amount of the related purchased impaired loans, of which $275,000 was recognized as discount accretion loan interest income and $57,000 was recorded as additional loan interest income.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	December 31, 2016	December 31, 2015

Nonperforming assets
Nonaccrual loans	$27,468	47,810
Restructured loans - accruing	22,138	31,489
Accruing loans > 90 days past due	—	—
Total nonperforming loans	49,606	79,299
Foreclosed real estate	9,532	9,994
Total nonperforming assets	$59,138	89,293

Total covered nonperforming assets included above (1)	$—	12,100

(1) All FDIC loss share agreements were terminated effective September 22, 2016 and, accordingly, assets previously covered under those agreements became non-covered on that date.

At December 31, 2016 and 2015, the Company had $1.7 million and $2.5 million in residential mortgage loans in process of foreclosure, respectively.

If the nonaccrual and restructured loans as of December 31, 2016, 2015 and 2014 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $1,893,000, $3,213,000, and $4,115,000 for nonaccrual loans and $1,417,000, $2,044,000, and $3,045,000, for restructured loans would have been recorded for 2016, 2015, and 2014, respectively. Interest income on such loans that was actually collected and included in net income in 2016, 2015 and 2014 amounted to approximately $266,000, $575,000, and $1,176,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $423,000, $1,392,000, and $2,003,000 for restructured loans, respectively. At December 31, 2016 and 2015, there were no commitments to lend additional funds to debtors whose loans were nonperforming.

The following is a summary the Company’s nonaccrual loans by major categories.

($ in thousands)	December 31, 2016	December 31, 2015
Commercial, financial, and agricultural	$1,842	2,964
Real estate – construction, land development & other land loans	2,945	4,704
Real estate – mortgage – residential (1-4 family) first mortgages	16,017	23,829
Real estate – mortgage – home equity loans / lines of credit	2,355	3,525
Real estate – mortgage – commercial and other	4,208	12,571
Installment loans to individuals	101	217
Total	$27,468	47,810

Total covered nonaccrual loans included above	$—	7,816

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2016.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable

Commercial, financial, and agricultural	$92	—	1,842	259,879	261,813
Real estate – construction, land development & other land loans	473	168	2,945	351,081	354,667
Real estate – mortgage – residential (1-4 family) first mortgages	4,487	443	16,017	729,732	750,679
Real estate – mortgage – home equity loans / lines of credit	1,751	178	2,355	234,821	239,105
Real estate – mortgage – commercial and other	1,482	449	4,208	1,043,321	1,049,460
Installment loans to individuals	186	193	101	54,557	55,037
Total	$8,471	1,431	27,468	2,673,391	2,710,761
Unamortized net deferred loan fees					(49)
Total loans					$2,710,712

The Company had no covered loans and no loans that were past due greater than 90 days and accruing interest at December 31, 2016.

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2015.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable

Commercial, financial, and agricultural	$999	127	2,964	198,581	202,671
Real estate – construction, land development & other land loans	1,512	429	4,704	302,324	308,969
Real estate – mortgage – residential (1-4 family) first mortgages	15,443	3,614	23,829	725,673	768,559
Real estate – mortgage – home equity loans / lines of credit	1,276	105	3,525	227,695	232,601
Real estate – mortgage – commercial and other	5,591	864	12,571	938,561	957,587
Installment loans to individuals	278	255	217	46,916	47,666
Total loans	$25,099	5,394	47,810	2,439,750	2,518,053
Unamortized net deferred loan costs					873
Total loans					$2,518,926

Covered loans included above	$3,313	402	7,816	91,110	102,641

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2015.

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2016. There were no covered loans at December 31, 2016 and all reserves associated with previously covered loans were transferred to the non-covered allowance.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo- cated	Covered	Total

As of and for the year ended December 31, 2016
Beginning balance	$4,742	3,754	7,832	2,893	5,816	1,051	696	1,799	28,583
Charge-offs	(2,271)	(1,101)	(3,815)	(969)	(1,005)	(1,008)	(1)	(244)	(10,414)
Recoveries	805	1,422	1,060	250	836	354	—	1,958	6,685
Transfer from covered status	56	65	839	293	127	—	1	(1,381)	—
Removed due to branch loan sale	(263)	(39)	(347)	(110)	(228)	(63)	—	—	(1,050)
Provisions	760	(1,410)	2,135	63	(448)	811	198	(2,132)	(23)
Ending balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	—	23,781

Ending balances as of December 31, 2016: Allowance for loan losses
Individually evaluated for impairment	$7	184	1,339	5	105	—	—	—	1,640
Collectively evaluated for impairment	$3,822	2,507	6,365	2,415	4,993	1,145	894	—	22,141
Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2016:
Ending balance – total	$261,813	354,667	750,679	239,105	1,049,460	55,037	—	—	2,710,761
Unamortized net deferred loan fees									(49)
Total loans									$2,710,712

Ending balances as of December 31, 2016: Loans
Individually evaluated for impairment	$644	4,001	20,807	280	6,494	—	—	—	32,226
Collectively evaluated for impairment	$261,169	350,666	729,872	238,825	1,042,452	55,037	—	—	2,678,021
Loans acquired with deteriorated credit quality	$—	—	—	—	514	—	—	—	514

The following table presents the activity in the allowance for loan losses for non-covered and covered loans for the year ended December 31, 2015.

($ in thousands)	Commercial Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate– Mortgage – Home Equity Lines of Credit	Real Estate– Mortgage– Commercial and Other	Installment Loans to Individuals	Unallo- cated	Total Non- Covered	Total Covered

As of and for the year ended December 31, 2015
Beginning balance	$6,769	8,158	10,136	4,753	6,466	1,916	147	38,345	2,281
Charge-offs	(2,908)	(3,034)	(4,904)	(1,054)	(2,804)	(2,411)	—	(17,115)	(1,316)
Recoveries	831	998	279	121	904	413	—	3,546	3,622
Provisions	50	(2,368)	2,321	(927)	1,250	1,133	549	2,008	(2,788)
Ending balance	$4,742	3,754	7,832	2,893	5,816	1,051	696	26,784	1,799

Ending balances as of December 31, 2015: Allowance for loan losses
Individually evaluated for impairment	$304	241	1,440	321	336	45	—	2,687	554
Collectively evaluated for impairment	$4,438	3,513	6,392	2,572	5,480	1,006	696	24,097	1,175
Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	70

Loans receivable as of December 31, 2015:
Ending balance – total	$201,798	305,228	692,902	221,995	945,823	47,666	—	2,415,412	102,641
Unamortized net deferred loan costs								873	—
Total non-covered loans								2,416,285	102,641

Ending balances as of December 31, 2015: Loans
Individually evaluated for impairment	$992	4,898	21,325	758	16,605	76	—	44,654	7,055
Collectively evaluated for impairment	$200,806	300,330	671,577	221,237	928,637	47,590	—	2,370,177	94,197
Loans acquired with deteriorated credit quality	$—	—	—	—	581	—	—	581	1,389

The following table presents loans individually evaluated for impairment as of December 31, 2016.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$593	706	—	816
Real estate – mortgage – construction, land development & other land loans	3,221	4,558	—	3,641
Real estate – mortgage – residential (1-4 family) first mortgages	10,035	12,220	—	11,008
Real estate – mortgage –home equity loans / lines of credit	114	146	—	139
Real estate – mortgage –commercial and other	5,112	5,722	—	8,713
Installment loans to individuals	—	2	—	1
Total impaired loans with no allowance	$19,075	23,354	—	24,318

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$51	51	7	202
Real estate – mortgage – construction, land development & other land loans	780	798	184	844
Real estate – mortgage – residential (1-4 family) first mortgages	10,772	11,007	1,339	13,314
Real estate – mortgage –home equity loans / lines of credit	166	166	5	324
Real estate – mortgage –commercial and other	1,896	1,929	105	4,912
Installment loans to individuals	—	—	—	49
Total impaired loans with allowance	$13,665	13,951	1,640	19,645

Interest income recorded on impaired loans during the year ended December 31, 2016 was insignificant.

The following table presents loans individually evaluated for impairment as of December 31, 2015.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$360	422	—	235
Real estate – mortgage – construction, land development & other land loans	3,944	7,421	—	4,651
Real estate – mortgage – residential (1-4 family) first mortgages	12,346	14,644	—	11,258
Real estate – mortgage –home equity loans / lines of credit	121	175	—	505
Real estate – mortgage –commercial and other	13,156	16,818	—	18,112
Installment loans to individuals	3	4	—	5
Total impaired loans with no allowance	$29,930	39,484	—	34,766

Total covered impaired loans with no allowance included above	$5,231	8,529	—	5,607

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$676	709	348	616
Real estate – mortgage – construction, land development & other land loans	954	976	241	1,980
Real estate – mortgage – residential (1-4 family) first mortgages	15,285	15,691	1,912	15,636
Real estate – mortgage –home equity loans / lines of credit	667	678	344	430
Real estate – mortgage –commercial and other	6,094	6,279	421	4,950
Installment loans to individuals	73	80	45	111
Total impaired loans with allowance	$23,749	24,413	3,311	23,723

Total covered impaired loans with allowance included above	$3,213	3,476	624	3,742

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally available and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

In the second quarter of 2016, the Company made nonsubstantive changes to the numerical scale of risk grades. Previously, the description for grade 5 noted above was assigned a grade of 9. As a result of the change, most grade 9 loans were assigned a grade of 5 and the numerical grade assignments for the previous grades of 5 and below were moved one row lower in the descriptions. In the tables below, prior periods have been adjusted to be consistent with the presentation for December 31, 2016.

Also during the second quarter of 2016, the Company introduced a pass/fail grade system for smaller balance consumer loans (balances less than $500,000), primarily residential home loans and installment consumer loans. Accordingly, all such consumer loans are no longer graded on a scale of 1-9, but instead are assigned a rating of “pass” or “fail”, with “fail” loans being considered as classified loans. As of the implementation of the revised grade definitions, there were approximately $29.7 million of consumer loans that had previously been assigned grade of “special mention” and were assigned a rating of “pass”, which impacts the comparability of the December 31, 2016 table below to prior periods.

The changes noted above had no significant impact on the Company’s allowance for loan loss calculation.

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2016.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$247,451	10,560	1,960	1,842	261,813
Real estate – construction, land development & other land loans	335,068	8,762	7,892	2,945	354,667
Real estate – mortgage – residential (1-4 family) first mortgages	678,878	16,998	38,786	16,017	750,679
Real estate – mortgage – home equity loans / lines of credit	226,159	1,436	9,155	2,355	239,105
Real estate – mortgage – commercial and other	1,005,687	26,546	13,019	4,208	1,049,460
Installment loans to individuals	54,421	256	259	101	55,037
Total	$2,547,664	64,558	71,071	27,468	2,710,761
Unamortized net deferred loan fees					(49)
Total loans					2,710,712

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2015.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$192,454	3,733	3,520	2,964	202,671
Real estate – construction, land development & other land loans	280,647	13,489	10,129	4,704	308,969
Real estate – mortgage – residential (1-4 family) first mortgages	664,618	39,895	40,217	23,829	768,559
Real estate – mortgage – home equity loans / lines of credit	212,391	7,374	9,311	3,525	232,601
Real estate – mortgage – commercial and other	897,579	33,155	14,282	12,571	957,587
Installment loans to individuals	46,209	776	464	217	47,666
Total	$2,293,898	98,422	77,923	47,810	2,518,053
Unamortized net deferred loan costs					873
Total loans					2,518,926

Total covered loans included above	$71,398	7,423	16,004	7,816	102,641

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

The vast majority of the Company’s troubled debt restructurings modified during the year ended December 31, 2016 and 2015 related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

The following table presents information related to loans modified in a troubled debt restructuring during the years ended December 31, 2016 and 2015.

($ in thousands)	For the year ended December 31, 2016			For the year ended December 31, 2015
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	1	$1,071	$1,071	2	$52	$52
Real estate – construction, land development & other land loans	—	—	—	1	235	235
Real estate – mortgage – residential (1-4 family) first mortgages	1	598	626	2	265	265
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	4	557	557
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	1	5	5
Real estate – construction, land development & other land loans	—	—	—	3	496	496
Real estate – mortgage – residential (1-4 family) first mortgages	1	155	184	4	399	399
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total TDRs arising during period	3	$1,824	$1,881	17	$2,009	$2,009

Total covered TDRs arising during period included above	—	—	—	2	$139	$139

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the years ended December 31, 2016 and 2015 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the year ended December 31, 2016		For the year ended December 31, 2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Commercial, financial, and agricultural	2	$744	1	$7
Real estate – mortgage – residential (1-4 family first mortgages)	—	—	4	352
Real estate – mortgage – commercial and other	1	21	—	—

Total accruing TDRs that subsequently defaulted	3	$765	5	$359
Total covered accruing TDRs that subsequently defaulted included above	1	$44	—	$—

Note 5. Premises and Equipment

Premises and equipment at December 31, 2016 and 2015 consisted of the following:

($ in thousands)	2016	2015

Land	$23,404	23,750
Buildings	67,032	66,527
Furniture and equipment	37,780	36,246
Leasehold improvements	2,192	1,704
Total cost	130,408	128,227
Less accumulated depreciation and amortization	(55,057)	(53,668)
Net book value of premises and equipment	$75,351	74,559

Note 6. FDIC Indemnification Asset

As discussed previously in Note 4 – Loans and Asset Quality Information, the Company terminated all loss share agreements with the FDIC during 2016. As a result, the remaining balance in the FDIC Indemnification Asset, which represented the estimated amount to be received from the FDIC under the loss share agreements, was written off as indemnification asset expense as of the termination date.

At December 31, 2016 and 2015, the FDIC indemnification asset was comprised of the following components:

($ in thousands)	2016	2015
Receivable (payable) related to loss claims incurred (recoveries), not yet received (paid), net	$—	(633)
Receivable related to estimated future claims on loans	—	8,675
Receivable related to estimated future claims on foreclosed real estate	—	397
FDIC indemnification asset	$—	8,439

The following presents a rollforward of the FDIC indemnification asset since January 1, 2014.

($ in thousands)
Balance at January 1, 2014	$48,622
Increase (decrease) related to unfavorable (favorable) changes in loss estimates	2,923
Increase related to reimbursable expenses	3,925
Cash received	(17,724)
Decrease related to accretion of loan discount	(15,281)
Other	104
Balance at December 31, 2014	$22,569
Increase (decrease) related to unfavorable (favorable) changes in loss estimates	(3,031)
Increase related to reimbursable expenses	1,232
Cash received	(6,673)
Decrease related to accretion of loan discount	(5,584)
Decrease related to settlement of disputed claims	(406)
Other	332
Balance at December 31, 2015	$8,439
Increase (decrease) related to unfavorable (favorable) changes in loss estimates	(2,246)
Increase related to reimbursable expenses	205
Cash paid	1,554
Decrease related to accretion of loan discount	(2,005)
Other	(236)
Write off of asset balance upon termination of FDIC loss share agreements effective September 22, 2016	(5,711)
Balance at December 31, 2016	$—

Note 7. Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2016 and December 31, 2015 and the carrying amount of unamortized intangible assets as of those same dates.

	December 31, 2016		December 31, 2015
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$2,369	746	678	550
Core deposit premiums	9,730	8,143	8,560	7,352
Other	1,032	224	—	—
Total	$13,131	9,113	9,238	7,902

SBA servicing asset	$415		—

Unamortized intangible assets:
Goodwill	$75,042		65,835

Activity related to transactions during the year includes the following:

(1)	In connection with the January 1, 2016 acquisition of Bankingport, Inc., an insurance agency located in Sanford, North Carolina, the Company recorded $1,693,000 in goodwill, $591,000 in a customer list intangible, and $92,000 in other amortizable intangible assets.
(2)	In connection with the May 5, 2016 acquisition of SBA Complete, Inc., an SBA loan consulting firm, the Company recorded $5,553,000 in goodwill, $1,100,000 in a customer list intangible, and $940,000 in other amortizable intangible assets.
(3)	In connection with the branch exchange transaction with First Community Bank in Bluefield, Virginia, the Company recorded a net increase of $1,961,000 in goodwill and $1,170,000 in core deposit premiums.

In addition to the above acquisition related activity, the Company recorded $415,000 in servicing assets associated with the guaranteed portion of SBA loans originated and sold during 2016. Servicing assets are recorded at fair value and amortized as a reduction of service fee income over the expected life of the related loans.

Amortization expense totaled $1,211,000, $722,000 and $777,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Goodwill is evaluated for impairment on at least an annual basis – see Note 1(r). For each of the years presented, the Company’s evaluation indicated that there was no goodwill impairment.

The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2021 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
2017	$1,240
2018	874
2019	665
2020	439
2021	315
Thereafter	485
Total	$4,018

Note 8. Income Taxes

Total income taxes for the years ended December 31, 2016, 2015, and 2014 were allocated as follows:

($ in thousands)	2016	2015	2014

Allocated to net income	$14,624	14,126	13,535
Allocated to stockholders’ equity, for unrealized holding gain/loss on debt and equity securities for financial reporting purposes	(685)	(184)	518
Allocated to stockholders’ equity, for tax benefit of pension liabilities	(36)	(1,716)	(2,103)
Total income taxes	$13,903	12,226	11,950

The components of income tax expense (benefit) for the years ended December 31, 2016, 2015, and 2014 are as follows:

($ in thousands)	2016	2015	2014

Current - Federal	$12,827	9,149	1,316
- State	1,679	1,436	903
Deferred - Federal	16	3,205	10,104
- State	102	336	1,212
Total	$14,624	14,126	13,535

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2016 and 2015 are presented below:

($ in thousands)	2016	2015

Deferred tax assets:
Allowance for loan losses	$8,758	10,020
Excess book over tax pension & SERP retirement plan cost	290	2,528
Deferred compensation	36	50
Federal & state net operating loss carryforwards	868	58
Accruals, book versus tax	2,287	2,130
Pension liability adjustments	1,852	1,816
Foreclosed real estate	610	571
Basis differences in assets acquired in FDIC transactions	2,539	1,384
Nonqualified stock options	545	554
Partnership investments	160	164
Unrealized gain on securities available for sale	1,138	453
All other	191	200
Gross deferred tax assets	19,274	19,928
Less: Valuation allowance	(43)	(67)
Net deferred tax assets	19,231	19,861
Deferred tax liabilities:
Loan fees	(1,548)	(1,451)
Excess tax over book pension cost	—	(1,857)
Depreciable basis of fixed assets	(954)	(1,313)
Amortizable basis of intangible assets	(12,156)	(11,263)
FHLB stock dividends	(409)	(416)
All other	(12)	(12)
Gross deferred tax liabilities	(15,079)	(16,312)
Net deferred tax asset (liability) - included in other assets	$4,152	3,549

A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related 2016 and 2015 deferred tax expense (benefit) of approximately ($685,000) and ($184,000) respectively, has been recorded directly to shareholders’ equity. Additionally, a portion of the annual change in the net deferred tax asset relates to pension adjustments. The related 2016 and 2015 deferred tax expense (benefit) of ($36,000) and ($1,716,000) respectively, has been recorded directly to shareholders’ equity. The balance of the 2016 decrease in the net deferred tax asset of $118,000 is reflected as a deferred income tax expense, and the balance of the 2015 decrease in the net deferred tax asset of $3,541,000 is reflected as a deferred income tax expense in the consolidated statement of income.

The valuation allowances for 2016 and 2015 relate primarily to state net operating loss carryforwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. The Company adjusted its net deferred income tax asset as a result of reductions in the North Carolina state income tax rate, which reduced the state income tax rate to 5% in 2015 and 4% in 2016. The North Carolina state income tax rate further declines to 3% effective January 1, 2017.

The Company had no significant uncertain tax positions, and thus no reserve for uncertain tax positions has been recorded. Additionally, the Company determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate. The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses.”

The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities.  The Company’s federal tax returns are subject to income tax audit by state agencies beginning with the year 2014. The Company’s state tax returns are subject to income tax audit by state agencies beginning with the year 2013.  There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

Retained earnings at December 31, 2016 and 2015 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

The following is a reconcilement of federal income tax expense at the statutory rate of 35% to the income tax provision reported in the financial statements.

(In thousands)	2016	2015	2014

Tax provision at statutory rate	$14,746	14,405	13,486
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(1,202)	(930)	(832)
Low income housing tax credits	(192)	(191)	(179)
Non-deductible interest expense	16	11	11
State income taxes, net of federal benefit	1,158	1,152	1,375
Change in valuation allowance	(24)	(58)	16
Other, net	122	(263)	(342)
Total	$14,624	14,126	13,535

Note 9. Time Deposits and Related Party Deposits

At December 31, 2016, the scheduled maturities of time deposits were as follows:

($ in thousands)

2017	$507,965
2018	83,954
2019	19,998
2020	25,442
2021	22,418
Thereafter	1,737
$661,514

Deposits received from executive officers and directors and their associates totaled approximately $3,030,000 and $1,982,000 at December 31, 2016 and 2015, respectively. These deposit accounts have substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other non-related depositors.

As of December 31, 2016 and 2015, the Company held $276.4 million and $226.0 million, respectively, in time deposits of $250,000 or more (which is the current FDIC insurance limit for insured deposits as of December 31, 2016). Included in these deposits were brokered deposits of $133.4 million and $71.8 million at December 31, 2016 and 2015, respectively.

Note 10. Borrowings and Borrowings Availability

The following tables present information regarding the Company’s outstanding borrowings at December 31, 2016 and 2015:

Description - 2016	Due date	Call Feature	2016 Amount	Interest Rate

FHLB Term Note	1/27/17	None	$20,000,000	0.61% fixed
FHLB Term Note	1/30/17	None	80,000,000	0.63% fixed
FHLB Term Note	4/18/17	None	50,000,000	0.70% fixed
FHLB Term Note	12/26/17	None	20,000,000	1.19% fixed
FHLB Term Note	12/29/17	None	35,000,000	0.80% fixed
FHLB Term Note	12/24/18	None	20,000,000	1.57% fixed
Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	20,620,000	3.59% at 12/31/16 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	2.35% at 12/31/16 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate as of December 31, 2016			$271,394,000	1.16%

Description - 2015	Due date	Call Feature	2015 Amount	Interest Rate

FHLB Term Note	1/19/16	None	$30,000,000	0.41% fixed
FHLB Term Note	1/29/16	None	50,000,000	0.38% fixed
FHLB Term Note	12/27/16	None	20,000,000	0.76% fixed
FHLB Term Note	12/26/17	None	20,000,000	1.19% fixed
FHLB Term Note	12/24/18	None	20,000,000	1.57% fixed
Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	20,620,000	3.02% at 12/31/15 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	1.90% at 12/31/15 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate as of December 31, 2015			$186,394,000	1.14%

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

At December 31, 2016, the Company had three sources of readily available borrowing capacity – 1) an approximately $707 million line of credit with the FHLB, of which $225 million was outstanding at December 31, 2016 and $140 million was outstanding at December 31, 2015, 2) a $35 million federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2016 or 2015, and 3) an approximately $101 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2016 or 2015.

The Company’s line of credit with the FHLB totaling approximately $707 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio. The borrowing capacity was reduced by $193 million at both December 31, 2016 and 2015, as a result of the Company pledging letters of credit for public deposits at each of those dates. Accordingly, the Company’s unused FHLB line of credit was $289 million at December 31, 2016.

The Company’s correspondent bank relationship allows the Company to purchase up to $35 million in federal funds on an overnight, unsecured basis (federal funds purchased). The Company had no borrowings outstanding under this line at December 31, 2016 or 2015.

The Company has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate). Based on the collateral owned by the Company as of December 31, 2016, the available line of credit was approximately $101 million. The Company had no borrowings outstanding under this line of credit at December 31, 2016 or 2015.

Note 11. Leases

Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $1.5 million in 2016, $1.2 million in 2015, and $1.2 million in 2014.

Future obligations for minimum rentals under noncancelable operating leases at December 31, 2016 are as follows:

($ in thousands)

Year ending December 31:
2017	$1,404
2018	1,120
2019	1,001
2020	759
2021	541
Thereafter	2,674
Total	$7,499

Note 12. Employee Benefit Plans

401(k) Plan. The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code. New employees who have met the age requirement are automatically enrolled in the plan at a 5% deferral rate on the next plan Entry Date. The automatic deferral can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan. The Company contributes an amount equal to the sum of 1) 100% of the employee’s salary contributed up to 3% and 2) 50% of the employee’s salary contributed between 3% and 5%. Company contributions are 100% vested immediately. The Company’s matching contribution expense was $1.6 million for the year ended December 31, 2016 and $1.4 million for each of the years ended December 31, 2015 and 2014. Although discretionary contributions by the Company are permitted by the plan, the Company did not make any such contributions in 2016, 2015 or 2014. The Company’s matching and discretionary contributions are made according to the same investment elections each participant has established for their deferral contributions.

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

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. As discussed below, the contributions are invested to provide for benefits under the Pension Plan. The Company did not make any contributions to the Pension Plan in 2016, 2015 or 2014. The Company does not expect to contribute to the Pension Plan in 2017.

The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

($ in thousands)	2016	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$36,164	35,615	30,548
Service cost	—	—	—
Interest cost	1,502	1,364	1,461
Actuarial (gain) loss	1,288	1,236	5,320
Benefits paid	(2,114)	(2,051)	(1,714)
Curtailment gain	—	—	—
Benefit obligation at end of year	36,840	36,164	35,615
Change in plan assets
Plan assets at beginning of year	35,489	37,282	36,333
Actual return on plan assets	3,575	258	2,663
Employer contributions	—	—	—
Benefits paid	(2,114)	(2,051)	(1,714)
Plan assets at end of year	36,950	35,489	37,282

Funded status at end of year	$110	(675)	1,667

The accumulated benefit obligation related to the Pension Plan was $36,840,000, $36,164,000, and $35,615,000 at December 31, 2016, 2015, and 2014, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2016 and 2015 as it relates to the Pension Plan, excluding the related deferred tax assets.

($ in thousands)	2016	2015

Other assets	$110	—
Other liabilities	—	(675)
	$110	(675)

The following table presents information regarding the amounts recognized in accumulated other comprehensive income (“AOCI”) at December 31, 2016 and 2015, as it relates to the Pension Plan.

($ in thousands)	2016	2015

Net gain (loss)	$(5,856)	(5,682)
Prior service cost	—	—
Amount recognized in AOCI before tax effect	(5,856)	(5,682)
Tax (expense) benefit	2,164	2,216
Net amount recognized as increase (decrease) to AOCI	$(3,692)	(3,466)

The following table reconciles the beginning and ending balances of AOCI at December 31, 2016 and 2015, as it relates to the Pension Plan:

($ in thousands)	2016	2015

Accumulated other comprehensive loss at beginning of fiscal year	$(3,466)	(1,133)
Net gain (loss) arising during period	(412)	(3,825)
Prior service cost	̶	̶
Transition Obligation	̶	̶
Amortization of unrecognized actuarial loss	238	̶
Amortization of prior service cost and transition obligation	̶	̶
Tax (expense) benefit of changes during the year, net	(52)	1,492
Accumulated other comprehensive gain (loss) at end of fiscal year	$(3,692)	(3,466)

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

($ in thousands)	2016	2015

Prepaid pension cost as of beginning of fiscal year	$5,007	3,524
Net periodic pension income (cost) for fiscal year	958	1,483
Actual employer contributions	—	—
Prepaid pension asset as of end of fiscal year	$5,965	5,007

Net pension (income) cost for the Pension Plan included the following components for the years ended December 31, 2016, 2015, and 2014:

($ in thousands)	2016	2015	2014

Service cost – benefits earned during the period	$—	—	—
Interest cost on projected benefit obligation	1,502	1,364	1,461
Expected return on plan assets	(2,698)	(2,847)	(2,779)
Net amortization and deferral	238	—	—
Net periodic pension (income) cost	$(958)	(1,483)	(1,318)

The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2017	$1,443
Year ending December 31, 2018	1,554
Year ending December 31, 2019	1,705
Year ending December 31, 2020	1,769
Year ending December 31, 2021	1,858
Years ending December 31, 2022-2026	9,920

For each of the years ended December 31, 2016, 2015, and 2014, the Company used an expected long-term rate-of-return-on-assets assumption of 7.75%. The Company arrived at this rate based primarily on a third-party investment consulting firm’s historical analysis of investment returns, which indicated that the mix of the Pension Plan’s assets (generally 75% equities and 25% fixed income) can be expected to return approximately 7.75% on a long term basis.

Funds in the Pension Plan are invested in a mix of investment types in accordance with the Pension Plan’s investment policy, which is intended to provide an average annual rate of return of 7% to 10%, while maintaining proper diversification. Except for Company stock, all of the Pension Plan’s assets are invested in an unaffiliated bank money market account or mutual funds. The investment policy of the Pension Plan does not permit the use of derivatives, except to the extent that derivatives are used by any of the mutual funds invested in by the Pension Plan. The following table presents the targeted mix of the Pension Plan’s assets as of December 31, 2016, as set out by the Plan’s investment policy:

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

The Pension Plan’s investment strategy contains certain investment objectives and risks for each permitted investment category. To ensure that risk and return characteristics are consistently followed, the Pension Plan’s investments are reviewed at least semi-annually and rebalanced within the acceptable range. Performance measurement of the investments employs the use of certain investment category and peer group benchmarks. The investment category benchmarks as of December 31, 2016 are as follows:

Investment Category	Investment Category Benchmark	Range of Acceptable Deviation from Investment Category Benchmark

Fixed income investments
Cash/money market account	BofAML USD LIBOR 3 Month Index	0-50 basis points
US government bond fund	Barclays Intermediate Government Bond Index	0-200 basis points
US corporate bond fund	Barclays Aggregate Index	0-200 basis points
US corporate high yield bond fund	Barclays High Yield Index	0-200 basis points
Equity investments
Large cap fund	S&P 500 Index	0-300 basis points
Mid cap fund	Russell Mid Cap Index	0-300 basis points
Small cap fund	Russell 2000 Growth Index	0-300 basis points
Foreign equity fund	MSCI EAFE Index	0-300 basis points
Company stock	Russell 2000 Index	0-300 basis points

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

The Pension Plan invests in various investment securities which are exposed to various risks such as interest rate, market, and credit risks. All of these risks are monitored and managed by the Company. No significant concentration of risk exists within the plan assets at December 31, 2016.

The fair values of the Company’s pension plan assets at December 31, 2016, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$9,590	—	9,590	—

Equity investments
Large cap value fund	15,595	15,595	—	—
Small cap growth fund	2,624	2,624	—	—
Mid cap equity fund	3,220	3,220	—	—
Foreign equity fund	2,669	2,669	—	—
Company stock	3,252	3,252	—	—
Total	$36,950	27,360	9,590	—

The fair values of the Company’s pension plan assets at December 31, 2015, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$155	—	155	—
US government bond fund	3,398	3,398	—	—
US corporate bond fund	3,357	3,357	—	—
US corporate high yield bond fund	1,700	1,700	—	—

Equity investments
Large cap value fund	14,703	14,703	—	—
Small cap growth fund	2,845	2,845	—	—
Mid cap equity fund	3,541	3,541	—	—
Foreign equity fund	3,544	3,544	—	—
Company stock	2,246	2,246	—	—
Total	$35,489	35,334	155	—

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2016 and 2015.

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

The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2016	2015	2014
Change in benefit obligation
Projected benefit obligation at beginning of year	$5,778	5,216	5,292
Service cost	106	201	272
Interest cost	238	206	212
Actuarial (gain) loss	145	497	(265)
Benefits paid	(357)	(342)	(295)
Curtailment gain	—	—	—
Projected benefit obligation at end of year	5,910	5,778	5,216
Plan assets	—	—	—
Funded status at end of year	$(5,910)	(5,778)	(5,216)

The accumulated benefit obligation related to the SERP was $5,910,000, $5,778,000, and $5,216,000 at December 31, 2016, 2015, and 2014, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2016 and 2015 as it relates to the SERP, excluding the related deferred tax assets.

($ in thousands)	2016	2015

Other assets – prepaid pension asset (liability)	$(6,754)	(6,802)
Other assets (liabilities)	844	1,024
	$(5,910)	(5,778)

The following table presents information regarding the amounts recognized in AOCI at December 31, 2016 and 2015, as it relates to the SERP:

($ in thousands)	2016	2015

Net gain (loss)	$844	1,024
Prior service cost	—	—
Amount recognized in AOCI before tax effect	844	1,024
Tax (expense) benefit	(311)	(399)
Net amount recognized as increase (decrease) to AOCI	$533	625

The following table reconciles the beginning and ending balances of AOCI at December 31, 2016 and 2015, as it relates to the SERP:

($ in thousands)	2016	2015

Accumulated other comprehensive income at beginning of fiscal year	$625	976
Net gain (loss) arising during period	(145)	(497)
Prior service cost	—	—
Amortization of unrecognized actuarial loss	(35)	(79)
Amortization of prior service cost and transition obligation	—	—
Tax benefit (expense) related to changes during the year, net	88	225
Accumulated other comprehensive income (loss) at end of fiscal year	$533	625

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2016	2015

Prepaid pension cost (liability) as of beginning of fiscal year	$(6,802)	(6,816)
Net periodic pension cost for fiscal year	(309)	(328)
Benefits paid	357	342
Prepaid pension cost (liability) as of end of fiscal year	$(6,754)	(6,802)

Net pension cost for the SERP included the following components for the years ended December 31, 2016, 2015, and 2014:

($ in thousands)	2016	2015	2014

Service cost – benefits earned during the period	$106	201	272
Interest cost on projected benefit obligation	238	206	212
Net amortization and deferral	(35)	(79)	(221)
Net periodic pension cost	$309	328	263

The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2017	$368
Year ending December 31, 2018	421
Year ending December 31, 2019	417
Year ending December 31, 2020	415
Year ending December 31, 2021	418
Years ending December 31, 2022-2026	2,052

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2016, 2015, and 2014:

	2016		2015		2014
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	4.17%	4.17%	3.82%	3.82%	4.78%	4.78%
Discount rate used to calculate end of year liability disclosures	3.97%	3.97%	4.17%	4.17%	3.82%	3.82%
Expected long-term rate of return on assets	7.75%	n/a	7.75%	n/a	7.75%	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

The Company’s discount rate policy is based on a calculation of the Company’s expected pension payments, with those payments discounted using the Citigroup Pension Index yield curve.

Note 13. Commitments, Contingencies, and Concentrations of Credit Risk

See Note 11 with respect to future obligations under noncancelable operating leases.

In the normal course of the Company’s business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit that are not reflected in the financial statements. The following table presents the Company’s outstanding loan commitments at December 31, 2016.

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$139	237	376
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	116	256	372
Total	$255	493	748

At December 31, 2016 and 2015, the Company had $12.7 million and $13.1 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a guarantee made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the standby letter of credit. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past two years, the Company has only had to honor a few standby letters of credit, which have been or are being repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.

The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company.

The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Beaufort, Bladen, Brunswick, Buncombe, Cabarrus, Carteret, Chatham, Columbus, Cumberland, Dare, Davidson, Duplin, Guilford, Harnett, Hoke, Iredell, Lee, Mecklenburg, Montgomery, Moore, New Hanover, Onslow, Pitt, Randolph, Richmond, Robeson, Rockingham, Rowan, Scotland, Stanly and Wake Counties in North Carolina, and Chesterfield, Dillon, and Florence Counties in South Carolina. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

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

The Company’s investment portfolio consists principally of obligations of government-sponsored enterprises, mortgage-backed securities guaranteed by government-sponsored enterprises, corporate bonds, and general obligation municipal securities. The Company also holds stock with the Federal Reserve Bank and the Federal Home Loan Bank as a requirement for membership in the system. The following are the fair values at December 31, 2016 of securities to any one issuer/guarantor that exceed $2.0 million, with such amounts representing the maximum amount of credit risk that the Company would incur if the issuer did not repay the obligation.

($ in thousands) Issuer	Amortized Cost	Fair Value
Fannie Mae – mortgage-backed securities	$79,105	77,446
Freddie Mac – mortgage-backed securities	76,161	74,789
Small Business Administration	40,315	39,576
Ginnie Mae - mortgage-backed securities	36,006	35,538
Federal Home Loan Bank of Atlanta - common stock	12,588	12,588
Federal Home Loan Bank System - bonds	11,498	11,498
Federal Reserve Bank - common stock	7,238	7,238
Bank of America corporate bond	7,000	6,955
Citigroup, Inc. corporate bond	6,041	6,000
Goldman Sachs Group Inc. corporate bond	5,108	5,054
JP Morgan Chase corporate bond	5,027	4,995
Financial Institutions, Inc. corporate bond	4,000	3,983
Craven County, North Carolina municipal bond	3,554	3,686
Spartanburg, South Carolina Sanitary Sewer District municipal bond	3,264	3,423
Wells Fargo & Company corporate bond	3,100	3,053
Freddie Mac – bonds	3,000	3,000
Federal Farm Credit bonds	3,000	2,993
Eagle Bancorp corporate bond	2,556	2,625
South Carolina State municipal bond	2,170	2,320
Virginia State Housing Authority municipal bond	2,034	2,113

The Company places its deposits and correspondent accounts with the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, Pacific Coast Bankers Bank (“PCBB”), and Bank of America. At December 31, 2016, the Company had deposits in the Federal Home Loan Bank of Atlanta totaling $4.1 million, deposits of $230.1 million in the Federal Reserve Bank, deposits of $40.9 million in Bank of America, and deposits of $0.1 million with PCBB. None of the deposits held at the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank are FDIC-insured, however the Federal Reserve Bank is a government entity and therefore risk of loss is minimal. The deposits held at Bank of America and PCBB are FDIC-insured up to $250,000.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2016.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$17,490	—	17,490	—
Mortgage-backed securities	148,065	—	148,065	—
Corporate bonds	33,600	—	33,600	—
Equity securities	174	—	174	—
Total available for sale securities	$199,329	—	199,329	—

Nonrecurring
Impaired loans	$12,284	—	—	12,284
Foreclosed real estate	9,532	—	—	9,532

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans	$12,284	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	9,532	Appraised value; List or contract price	Discounts to reflect current market conditions and estimated costs to sell	0-10%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the years ended December 31, 2016 or 2015.

For the years ended December 31, 2016 and 2015, the decrease in the fair value of securities available for sale was $1,919,000 and $473,000, respectively, which is included in other comprehensive income (net of tax benefit of $683,000 and $184,000, respectively). Fair value measurement methods at December 31, 2016 and 2015 are consistent with those used in prior reporting periods.

As discussed in Note 1(q), the Company is required to disclose estimated fair values for its financial instruments. Fair value estimates as of December 31, 2016 and 2015 and limitations thereon are set forth below for the Company’s financial instruments. See Note 1(q) for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

		December 31, 2016		December 31, 2015
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$71,645	$71,645	53,285	53,285
Due from banks, interest-bearing	Level 1	234,348	234,348	213,426	213,426
Federal funds sold	Level 1	—	—	557	557
Securities available for sale	Level 2	199,329	199,329	165,614	165,614
Securities held to maturity	Level 2	129,713	130,195	154,610	157,146
Presold mortgages in process of settlement	Level 1	2,116	2,116	4,323	4,323
Total loans, net of allowance	Level 3	2,686,931	2,650,820	2,490,343	2,484,059
Accrued interest receivable	Level 1	9,286	9,286	9,166	9,166
FDIC indemnification asset	Level 3	—	—	8,439	8,256
Bank-owned life insurance	Level 1	74,138	74,138	72,086	72,086

Deposits	Level 2	2,947,353	2,944,968	2,811,285	2,809,828
Borrowings	Level 2	271,394	263,255	186,394	178,468
Accrued interest payable	Level 2	539	539	585	585

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

Note 15. Equity-Based Compensation Plans

The Company recorded total stock-based compensation expense of $714,000, $710,000 and $270,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $264,000, $277,000, and $105,000 of income tax benefits related to stock based compensation expense in the income statement for the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan and the First Bancorp 2007 Equity Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of December 31, 2016, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 853,920 shares remaining available for grant.

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

As it relates to director equity grants, the Company grants common shares, valued at approximately $16,000 to each non-employee director (currently eight in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions. Total stock-based compensation expense related to these grants was $129,000, $129,000, and $177,000 for each the three years ended December 31, 2016, 2015 and 2014, respectively, and is classified as “other operating expense” in the Consolidated Statements of Income.

In 2014, the Company’s Compensation Committee determined that a group of the Company’s senior officers would receive their annual bonus earned under the Company’s annual incentive plan in a mix of 50% cash and 50% stock, with the stock being subject to a three year vesting term. Previously, awards under this plan were paid all in cash. Accordingly, in February 2015 and February 2016, a total of 40,914 shares of restricted stock were granted related to performance in the preceding fiscal year. Total compensation expense associated with those grants was $556,000 and is being recognized over the vesting period. For 2016 and 2015, total compensation expense related to these grants was $220,000 and $93,000, respectively.

In 2014, 2015 and 2016, the Compensation Committee also granted 105,616 shares of stock to various employees of the Company to promote retention. The total value associated with these grants amounted to $1.9 million, which is being recorded as expense over their three year vesting periods. For 2016, 2015, and 2014, total compensation expense related to these grants was $366,000, $488,092, and $93,000, respectively. All grants were issued based on the closing price of the Company’s common stock on the date of the grant.

Based on the vesting schedules of the shares of restricted stock currently outstanding, the Company expects to record $546,000 in stock-based compensation expense in 2017.

Under the terms of the predecessor plans and the First Bancorp 2014 Equity Plan, stock options can have a term of no longer than ten years. In a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

At December 31, 2016, there were 59,948 stock options outstanding related to the two First Bancorp plans, with exercise prices ranging from $14.35 to $20.80.

The following table presents information regarding the activity since January 1, 2014 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2014	392,658	$17.71

Granted	—	—
Exercised	(4,500)	15.58		$6,525
Forfeited	(75,000)	9.76
Expired	(134,056)	21.10

Balance at December 31, 2014	179,102	$18.55

Granted	—	—
Exercised	(7,353)	15.20		$19,843
Forfeited	—	—
Expired	(54,341)	19.93

Balance at December 31, 2015	117,408	$18.12

Granted	—	—
Exercised	(23,710)	15.84		$81,894
Forfeited	—	—
Expired	(33,750)	21.39

Outstanding at December 31, 2016	59,948	$17.18	1.39	$597,148

Exercisable at December 31, 2016	59,948	$17.18	1.39	$597,148

In 2016, 2015 and 2014, the Company received $375,000, $112,000 and $70,000, respectively, as a result of stock option exercises. The Company recorded insignificant tax benefits from the exercise of nonqualified stock options during the years ended December 31, 2016, 2015, and 2014.

The following table summarizes information about the stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/16	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/16	Weighted- Average Exercise Price

$13.27 to $15.48	9,000	2.4	$14.35	9,000	$14.35
$15.48 to $17.70	34,698	1.5	16.60	34,698	16.60
$17.70 to $19.91	11,250	0.4	19.61	11,250	19.61
$19.91 to $22.12	5,000	1.3	20.80	5,000	20.80
	59,948	1.4	$17.18	59,948	$17.18

The following table presents information regarding the activity during 2014, 2015, and 2016 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2014	45,374	$9.90

Granted during the period	15,657	17.77
Vested during the period	(10,593)	14.32
Forfeited or expired during the period	—	̶

Nonvested at December 31, 2014	50,438	$11.42

Granted during the period	65,618	17.28
Vested during the period	(20,117)	17.44
Forfeited or expired during the period	(40,610)	9.87

Nonvested at December 31, 2015	55,329	$17.31

Granted during the period	65,255	19.40
Vested during the period	(28,794)	17.79
Forfeited or expired during the period	—	̶

Nonvested at December 31, 2016	91,790	$18.65

Note 16. Regulatory Restrictions

The Company is regulated by the Board of Governors of the Federal Reserve System (“FED”) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the FED and the North Carolina Commissioner of Banks.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2016, the Bank had undivided profits of approximately $173,823,000 which were available for the payment of dividends (subject to remaining in compliance with regulatory capital requirements). As of December 31, 2016, approximately $241,600,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

The average reserve balance maintained by the Bank under the requirements of the FED was approximately $1,746,000 for the year ended December 31, 2016.

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

In 2013, the FED approved final rules implementing the Basel Committee on Banking Supervision capital guidelines, referred to a “Basel III.” The final rules established a new “Common Equity Tier I” ratio; new higher capital ratio requirements, including a capital conservation buffer; narrowed the definitions of capital; imposed new operating restrictions on banking organizations with insufficient capital buffers; and increased the risk weighting of certain assets. The final rules became effective January 1, 2015 for the Company. The capital conservation buffer requirement were phased in beginning January 1, 2016, at 0.625% of risk weighted assets, and will increase each year until fully implemented at 2.5% in January 1, 2019.

As of December 31, 2016, the capital standards require the Company to maintain minimum ratios of “Common Equity Tier I” capital to total risk-weighted assets, “Tier I” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common Equity Tier I capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier I capital is comprised of Common Equity Tier I capital plus Additional Tier I Capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

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

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as “well capitalized,” which are presented with the minimum ratios, the Company’s ratios and the Bank’s ratios as of December 31, 2016 and 2015 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework. There are no conditions or events since that notification that management believes have changed the Company’s classification.

Also see Note 19 for discussion of preferred stock transactions that have affected the Company’s capital ratios.

	Actual		Fully Phased-In Regulatory Guidelines Minimum		To Be Well Capitalized Under Current Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2016
Common Equity Tier I Capital Ratio
Company	$308,712	10.92%	$197,968	7.00%	$	N/A	N/A
Bank	350,578	12.40%	197,858	7.00%		183,725	6.50%
Total Capital Ratio
Company	377,847	13.36%	296,952	10.50%		N/A	N/A
Bank	375,062	13.27%	296,787	10.50%		282,654	10.00%
Tier I Capital Ratio
Company	353,363	12.49%	240,390	8.50%		N/A	N/A
Bank	350,578	12.40%	240,256	8.50%		226,124	8.00%
Leverage Ratio
Company	353,363	10.17%	138,981	4.00%		N/A	N/A
Bank	350,578	10.10%	138,908	4.00%		173,634	5.00%

As of December 31, 2015
Common Equity Tier I Capital Ratio
Company	$282,766	11.22%	$176,344	7.00%	$	N/A	N/A
Bank	332,822	13.22%	176,231	7.00%		163,643	6.50%
Total Capital Ratio
Company	364,125	14.45%	264,515	10.50%		N/A	N/A
Bank	361,405	14.36%	264,347	10.50%		251,759	10.00%
Tier I Capital Ratio
Company	335,053	13.30%	214,131	8.50%		N/A	N/A
Bank	332,822	13.22%	213,995	8.50%		201,407	8.00%
Leverage Ratio
Company	335,053	10.38%	129,087	4.00%		N/A	N/A
Bank	332,822	10.32%	129,014	4.00%		161,267	5.00%

Note 17. Supplementary Income Statement Information

Components of other noninterest income/expense exceeding 1% of total income for any of the years ended December 31, 2016, 2015, and 2014 are as follows:

($ in thousands)	2016	2015	2014

Other service charges, commissions, and fees – debit card interchange income	$6,564	6,433	6,137
Other service charges, commissions, and fees – other interchange income	3,018	2,288	1,786

Other operating expenses – credit/debit card processing expense	2,296	2,181	1,728
Other operating expenses – stationery and supplies	2,066	2,039	1,710
Other operating expenses – telephone and data line expense	2,311	2,133	1,990
Other operating expenses – FDIC insurance expense	2,009	2,394	3,988
Other operating expenses – data processing expense	2,010	1,935	1,654
Other operating expenses – dues and subscriptions	1,604	1,710	1,716
Other operating expenses – repossession and collection	1,842	2,167	2,092
Other operating expenses – outside consultants	1,700	1,677	1,663
Other operating expenses – legal and audit	1,408	1,689	1,955
Other operating expenses – marketing	1,999	1,674	1,487

Note 18. Condensed Parent Company Information

Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2016	2015
Assets
Cash on deposit with bank subsidiary	$4,530	3,816
Investment in wholly-owned subsidiaries, at equity	410,261	384,926
Premises and Equipment	7	7
Other assets	1,659	1,652
Total assets	$416,457	390,401

Liabilities and shareholders’ equity
Trust preferred securities	$46,394	46,394
Other liabilities	1,962	1,817
Total liabilities	48,356	48,211

Shareholders’ equity	368,101	342,190

Total liabilities and shareholders’ equity	$416,457	390,401

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2016	2015	2014

Dividends from wholly-owned subsidiaries	$9,000	72,500	9,000
Earnings of wholly-owned subsidiaries, net of dividends	20,517	(43,328)	18,343
Interest expense	(1,216)	(1,032)	(1,007)
All other income and expenses, net	(792)	(1,106)	(1,340)
Net income	27,509	27,034	24,996

Preferred stock dividends	(175)	(603)	(868)

Net income available to common shareholders	$27,334	26,431	24,128

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2016	2015	2014

Operating Activities:
Net income	$27,509	27,034	24,996
Excess of dividends over earnings of subsidiaries (Equity in undistributed earnings of subsidiaries)	(20,517)	43,328	(18,343)
Decrease in other assets	15	1	23
Increase (decrease) in other liabilities	130	(272)	489
Total – operating activities	7,137	70,091	7,165

Financing Activities:
Payment of preferred and common cash dividends	(6,632)	(7,105)	(7,171)
Redemption of preferred stock	—	(63,500)	—
Proceeds from issuance of common stock	375	112	70
Stock withheld for payment of taxes	(166)	(54)	—
Total - financing activities	(6,423)	(70,547)	(7,101)
Net increase (decrease) in cash	714	(456)	64
Cash, beginning of year	3,816	4,272	4,208
Cash, end of year	$4,530	3,816	4,272

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

For the twelve months ended December 31, 2015 and 2014, the Company accrued approximately $370,000 and $635,000, respectively, in preferred dividend payments for the Series B Preferred Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

On December 22, 2016, the Company and the holder of the Series C Preferred Stock entered into an agreement to convert the preferred stock into common stock. The Company exchanged 728,706 shares of preferred stock for the same number of shares of the Company’s common stock. As a result of the exchange, the Company has no shares of preferred stock currently outstanding.

The Series C Preferred Stock qualified as Tier 1 capital and was Convertible Perpetual Preferred Stock, with dividend rights equal to the Company’s common stock. The Series C Preferred Stock was non-voting, except in limited circumstances.

The Series C Preferred Stock paid a dividend per share equal to that of the Company’s common stock. The Company accrued approximately $175,000, $233,000, and $233,000 in preferred dividend payments for the Series C Preferred Stock during 2016, 2015, and 2014, respectively.

Note 20.  Subsequent Events

As discussed in more detail in Note 2, on March 3, 2017, the Company completed its acquisition of Carolina Bank Holdings, Inc., headquartered in Greensboro, North Carolina, with approximately $705 million in total assets. The total merger consideration consisted of $25.3 million in cash and 3.8 million shares of the Company’s common stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Bancorp

Southern Pines, North Carolina

We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Elliott Davis Decosimo, PLLC

Charlotte, North Carolina

March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Bancorp

Southern Pines, North Carolina

We have audited the internal control over financial reporting of First Bancorp and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ Elliott Davis Decosimo, PLLC

Charlotte, North Carolina

March 14, 2017

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2016.

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

Elliott Davis Decosimo, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2016, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2016, as stated in their report, which is included in Item 8 hereof.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2016 that were reasonably likely to materially affect our internal control over financial reporting.

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

2.1	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Cooperative Bank, Federal Deposit Insurance Corporation and First Bank dated as of June 19, 2009 was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2009, and is incorporated herein by reference.

2.2	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of The Bank of Asheville, Federal Deposit Insurance Corporation and First Bank, dated as of January 21, 2011, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011, and is incorporated herein by reference.

2.3	Purchase and Assumption Agreement dated as of March 3, 2016 between First Bank (as Seller) and First Community Bank (as Purchaser) was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.4	Purchase and Assumption Agreement dated as of March 3, 2016 between First Community Bank (as Seller) and First Bank (as Purchaser) was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.5	Merger Agreement between First Bancorp and Carolina Bank Holdings, Inc. dated June 21, 2016 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016, and is incorporated herein by reference.

2.6	Termination Agreement Among the Federal Deposit Insurance Corporation, Receiver of Cooperative Bank, Wilmington, North Carolina, and The Bank of Asheville, Asheville, North Carolina and First Bank dated as of September 22, 2016 was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2016, and is incorporated herein by reference.

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

10.a	Form of Indemnification Agreement between the Company and its Directors and Officers.

10.b	First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2006, and is incorporated herein by reference. (*)

10.c	First Bancorp 2004 Stock Option Plan was filed as Exhibit B to the Registrant's Form Def 14A filed on March 30, 2004, and is incorporated herein by reference. (*)

10.d	First Bancorp 2007 Equity Plan was filed as Appendix B to the Registrant's Form Def 14A filed on March 27, 2007, and is incorporated herein by reference. (*)

10.e	First Bancorp 2014 Equity Plan was filed as Appendix B to the Registrant’s Form Def 14A filed on April 4, 2014, and is incorporated herein by reference. (*)

10.f	First Bancorp Long Term Care Insurance Plan was filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (*)

10.g	Advances and Security Agreement with the Federal Home Loan Bank of Atlanta dated February 15, 2005 was attached as Exhibit 99(a) to the Company’s Current Report on Form 8-K filed on February 22, 2005, and is incorporated herein by reference.

10.h	Form of Stock Option and Performance Unit Award Agreement was filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 23, 2008, and is incorporated herein by reference. (*)

10.i	Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. (*)

10.j	Form of Restricted Stock Award Agreement under the First Bancorp 2007 Equity Plan was filed as Exhibit 10.u to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated herein by reference. (*)

10.k	First Bancorp Employees’ Pension Plan, including amendments, was filed as Exhibit 10.v to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated herein by reference. (*)

10.l	Employment Agreement between the Company and Richard H. Moore dated August 28, 2012 was filed as Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and is incorporated herein by reference. (*)

10.m	Securities Purchase Agreement, dated December 21, 2012, between First Bancorp and Purchasers, with respect to the issuance and sale of common stock and the issuance and sale of Series C Preferred Stock, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and is incorporated herein by reference.

10.n	Employment Agreement between the Company and Michael G. Mayer dated March 10, 2014 was filed as Exhibit 10.z to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference. (*)

10.o	Amendment to the First Bancorp Senior Management Supplemental Executive Retirement Plan dated March 11, 2014 was filed as Exhibit 10.aa to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference. (*)

10.p	Employment Agreement between the Company and Edward F. Soccorso dated March 19, 2014 was filed as Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and is incorporated herein by reference. (*)

10.q	Employment Agreement between the Company and Eric P. Credle dated November 7, 2014 was filed as Exhibit 10.a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and is incorporated herein by reference. (*)

10.r	The Company’s Annual Incentive Plan for certain employees and executive officers was filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on March 2, 2015, and is incorporated herein by reference. (*)

10.s	Exchange Agreement by and between First Bancorp and Castle Creek Capital Partners IV, LP dated as of December 22, 2016 was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2016, and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm, Elliott Davis Decosimo, PLLC

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

______________

(b)	Exhibits - see (a)(3) above.

(c)	No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southern Pines, and State of North Carolina, on the 14th day of March 2017.

First Bancorp

By: /s/ Richard H. Moore

Richard H. Moore

Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers

/s/ Richard H. Moore Richard H. Moore Chief Executive Officer and Treasurer March 14, 2017	/s/ Eric P. Credle Eric P. Credle Executive Vice President Chief Financial Officer (Principal Accounting Officer) March 14, 2017

Board of Directors

/s/ James C. Crawford, III James C. Crawford, III Chairman of the Board Director March 14, 2017	/s/ Richard H. Moore Richard H. Moore Director March 14, 2017

Donald H. Allred Director March 14, 2017	/s/ Thomas F. Phillips Thomas F. Phillips Director March 14, 2017
/s/ Daniel T. Blue, Jr. Daniel T. Blue, Jr. Director March 14, 2017	/s/ O. Temple Sloan, III O. Temple Sloan, III Director March 14, 2017

/s/ Mary Clara Capel Mary Clara Capel Director March 14, 2017	/s/ Frederick L. Taylor II Frederick L. Taylor II Director March 14, 2017

Abby J. Donnelly Director March 14, 2017	/s/ Virginia C. Thomasson Virginia C. Thomasson Director March 14, 2017

/s/ Michael G. Mayer Michael G. Mayer Director March 14, 2017	/s/ Dennis A. Wicker Dennis A. Wicker Director March 14, 2017