Form 10-Q
period 2017-03-31
FIRST BANCORP /NC/
filed 2017-05-10
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

The number of shares of the registrant's Common Stock outstanding on April 30, 2017 was 24,654,711.

INDEX

FIRST BANCORP AND SUBSIDIARIES

Index

FORWARD-LOOKING STATEMENTS

Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2016 Annual Report on Form 10-K.

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	March 31, 2017	December 31, 2016 (audited)	March 31, 2016
ASSETS
Cash and due from banks, noninterest-bearing	$81,514	71,645	52,393
Due from banks, interest-bearing	323,646	234,348	148,734
Federal funds sold	—	—	467
Total cash and cash equivalents	405,160	305,993	201,594

Securities available for sale	214,743	199,329	247,140
Securities held to maturity (fair values of $134,185, $130,195, and $151,684)	133,254	129,713	148,485

Presold mortgages in process of settlement	11,661	2,116	3,102

Loans – non-covered	3,289,355	2,710,712	2,439,830
Loans – covered by FDIC loss share agreement	—	—	99,523
Total loans	3,289,355	2,710,712	2,539,353
Total allowance for loan losses	(23,546)	(23,781)	(26,648)
Net loans	3,265,809	2,686,931	2,512,705

Premises and equipment	97,142	75,351	75,268
Accrued interest receivable	10,524	9,286	8,986
FDIC indemnification asset	—	—	6,704
Goodwill	142,872	75,042	67,528
Other intangible assets	12,811	4,433	1,833
Foreclosed real estate	12,789	9,532	10,336
Bank-owned life insurance	86,923	74,138	72,594
Other assets	48,158	42,998	26,691
Total assets	$4,441,846	3,614,862	3,382,966

LIABILITIES
Deposits: Noninterest bearing checking accounts	$958,175	756,003	679,228
Interest bearing checking accounts	694,898	635,431	607,617
Money market accounts	814,079	685,331	667,504
Savings accounts	415,600	209,074	194,573
Time deposits of $100,000 or more	486,556	422,687	391,317
Other time deposits	259,862	238,827	286,582
Total deposits	3,629,170	2,947,353	2,826,821
Borrowings	290,403	271,394	186,394
Accrued interest payable	691	539	554
Other liabilities	32,121	27,475	19,365
Total liabilities	3,952,385	3,246,761	3,033,134

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series C, convertible, issued & outstanding: none, none, and 728,706 shares	—	—	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 24,663,241, 20,844,505, and 19,865,779 shares	262,180	147,287	135,318
Retained earnings	231,503	225,921	210,250
Stock in rabbi trust assumed in acquisition	(7,688)	—	—
Rabbi trust obligation	7,688	—	—
Accumulated other comprehensive income (loss)	(4,222)	(5,107)	(3,023)
Total shareholders’ equity	489,461	368,101	349,832
Total liabilities and shareholders’ equity	$4,441,846	3,614,862	3,382,966

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended March 31,
	2017	2016
INTEREST INCOME
Interest and fees on loans	$33,703	29,573
Interest on investment securities:
Taxable interest income	1,824	1,823
Tax-exempt interest income	443	445
Other, principally overnight investments	498	222
Total interest income	36,468	32,063

INTEREST EXPENSE
Savings, checking and money market accounts	522	394
Time deposits of $100,000 or more	714	652
Other time deposits	166	274
Borrowings	770	548
Total interest expense	2,172	1,868

Net interest income	34,296	30,195
Provision for loan losses – non-covered	723	1,621
Provision (reversal) for loan losses – covered	—	(1,363)
Total provision (reversal) for loan losses	723	258
Net interest income after provision for loan losses	33,573	29,937

NONINTEREST INCOME
Service charges on deposit accounts	2,614	2,685
Other service charges, commissions and fees	3,173	2,830
Fees from presold mortgage loans	768	371
Commissions from sales of insurance and financial products	840	938
SBA consulting fees	1,260	—
SBA loan sale gains	622	—
Bank-owned life insurance income	508	508
Foreclosed property gains (losses), net	25	210
FDIC indemnification asset income (expense), net	—	(2,366)
Securities gains (losses), net	(235)	3
Other gains (losses), net	234	(177)
Total noninterest income	9,809	5,002

NONINTEREST EXPENSES
Salaries expense	13,950	11,475
Employee benefits expense	3,721	2,706
Total personnel expense	17,671	14,181
Net occupancy expense	2,184	1,943
Equipment related expenses	1,058	870
Merger and acquisition expenses	2,373	201
Intangibles amortization expense	576	186
Other operating expenses	8,210	7,392
Total noninterest expenses	32,072	24,773

Income before income taxes	11,310	10,166
Income tax expense	3,755	3,329

Net income	7,555	6,837

Preferred stock dividends	—	(58)

Net income available to common shareholders	$7,555	6,779

Earnings per common share:
Basic	$0.34	0.34
Diluted	0.34	0.33

Dividends declared per common share	$0.08	0.08

Weighted average common shares outstanding:
Basic	21,983,963	19,783,747
Diluted	22,064,923	20,553,858

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
($ in thousands-unaudited)	2017	2016

Net income	$7,555	6,837
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	1,113	817
Tax (expense) benefit	(407)	(319)
Reclassification to realized (gains) losses	235	(3)
Tax expense (benefit)	(87)	1
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	51	51
Tax expense (benefit)	(20)	(20)
Other comprehensive income (loss)	885	527
Comprehensive income	$8,440	7,364

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Common Stock		Retained	Stock in Directors’ Rabbi	Directors’ Deferred Fees	Accumulated Other Compre- hensive Income	Total Share- holders’
	Stock	Shares	Amount	Earnings	Trust	Obligation	(Loss)	Equity

Balances, January 1, 2016	$7,287	19,748	$133,393	205,060	—	—	(3,550)	342,190

Net income				6,837				6,837
Cash dividends declared ($0.08 per common share)				(1,589)				(1,589)
Preferred dividends				(58)				(58)
Equity issued pursuant to acquisition		79	1,500					1,500
Stock option exercises		8	127					127
Stock-based compensation		31	298					298
Other comprehensive income (loss)							527	527

Balances, March 31, 2016	$7,287	19,866	$135,318	210,250	—	—	(3,023)	349,832

Balances, January 1, 2017	$—	20,845	$147,287	225,921	—	—	(5,107)	368,101

Net income				7,555				7,555
Cash dividends declared ($0.08 per common share)				(1,973)				(1,973)
Equity issued pursuant to acquisition		3,799	114,478		(7,688)	7,688		114,478
Stock option exercises		4	45					45
Stock-based compensation		15	370					370
Other comprehensive income (loss)							885	885

Balances, March 31, 2017	$—	24,663	$262,180	231,503	(7,688)	7,688	(4,222)	489,461

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2017	2016
Cash Flows From Operating Activities
Net income	$7,555	6,837
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	723	258
Net security premium amortization	232	680
Loan discount accretion	(1,360)	(1,055)
Purchase accounting accretion and amortization, net	(48)	2,091
Foreclosed property (gains) losses and write-downs, net	(25)	(210)
Loss (gain) on securities available for sale	235	(3)
Other losses (gains)	(234)	177
Decrease (increase) in net deferred loan fees	655	(385)
Depreciation of premises and equipment	1,300	1,120
Stock-based compensation expense	178	123
Amortization of intangible assets	576	186
Fees/gains from sale of presold mortgages and SBA loans	(1,390)	(371)
Origination of presold mortgages and SBA loans	(48,840)	(13,988)
Proceeds from sales of presold mortgages and SBA loans	45,454	15,601
Decrease in accrued interest receivable	279	180
Decrease in other assets	3,741	11,405
Decrease in accrued interest payable	(112)	(31)
Decrease in other liabilities	(8,257)	(2,762)
Net cash provided by operating activities	662	19,853

Cash Flows From Investing Activities
Purchases of securities available for sale	(29,313)	(99,896)
Proceeds from maturities/issuer calls of securities available for sale	6,632	18,852
Proceeds from maturities/issuer calls of securities held to maturity	7,357	5,772
Proceeds from sales of securities available for sale	35,333	8
Proceeds from sales of securities held to maturity	11,285	—
Purchases of Federal Reserve and Federal Home Loan Bank stock, net	(3,766)	(138)
Net increase in loans	(81,048)	(23,170)
Payments related to FDIC loss share agreements	—	(356)
Proceeds from sales of foreclosed real estate	1,818	1,858
Purchases of premises and equipment	(873)	(925)
Proceeds from sales of premises and equipment	—	21
Net cash received (paid) in acquisition	56,185	(1,580)
Net cash provided (used) by investing activities	3,610	(99,554)

Cash Flows From Financing Activities
Net increase in deposits	96,519	15,536
Cash dividends paid – common stock	(1,669)	(1,578)
Cash dividends paid – preferred stock	—	(58)
Proceeds from stock option exercises	45	127
Net cash provided by financing activities	94,895	14,027

Increase (decrease) in cash and cash equivalents	99,167	(65,674)
Cash and cash equivalents, beginning of period	305,993	267,268

Cash and cash equivalents, end of period	$405,160	201,594

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$2,020	1,899
Income taxes	(1,495)	(4,305)
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	854	496
Foreclosed loans transferred to other real estate	1,968	1,990

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended March 31, 2017 and 2016

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2017 and 2016 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2017 and 2016. All such adjustments were of a normal, recurring nature. Reference is made to the 2016 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2016 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

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

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This update is intended to improve the recognition and measurement of financial instruments and it requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available for sale debt securities in combination with other deferred tax assets. The guidance also provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes and requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

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

In March 2016, the FASB amended the Investments—Equity Method and Joint Ventures topic of the Accounting Standards Codification to eliminate the requirement to retroactively adopt the equity method of accounting and instead apply the equity method of accounting starting with the date it qualifies for that method. The amendments were effective for the Company on January 1, 2017. The Company will apply the guidance prospectively to any increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The Company’s adoption of this amendment did not have a material effect on its financial statements.

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

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments were effective for the Company on January 1, 2017 and the adoption of this amendment did not have a material effect on its financial statements.

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

In October 2016, the FASB amended the Consolidation topic of the Accounting Standards Codification to revise the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with

Index

the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments were effective for the Company on January 1, 2017 and the Company’s adoption of this amendment did not have a material effect on its financial statements.

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

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the Accounting Standards Codification. The Accounting Standards Update incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

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

In February 2017, the FASB amended the Other Income Topic of the Accounting Standards Codification to clarify the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2017, the FASB amended the requirements in the Compensation—Retirement Benefits Topic of the Accounting Standards Codification related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2017, the FASB amended the requirements in the Receivables—Nonrefundable Fees and Other Costs Topic of the Accounting Standards Codification related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Index

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended March 31, 2016 have been reclassified to conform to the presentation for March 31, 2017. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Acquisitions

Since January 1, 2016, the Company completed the acquisitions described below. The results of each acquired company/branch are included in the Company’s results beginning on its respective acquisition date.

(1)	On January 1, 2016, First Bank Insurance completed the acquisition of Bankingport, Inc. (“Bankingport”). The results of Bankingport are included in First Bancorp’s results beginning on the January 1, 2016 acquisition date.

Bankingport was an insurance agency based in Sanford, North Carolina. This acquisition represented an opportunity to expand the insurance agency operations into a contiguous and significant banking market for the Company. Also, this acquisition provided the Company with a larger platform for leveraging insurance services throughout the Company’s bank branch network. The deal value was $2.2 million and the transaction was completed on January 1, 2016 with the Company paying $0.7 million in cash and issuing 79,012 shares of its common stock, which had a value of approximately $1.5 million. In connection with the acquisition, the Company also paid $1.1 million to purchase the office space previously leased by Bankingport.

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

(2)	On May 5, 2016, the Company completed the acquisition of SBA Complete, Inc. (“SBA Complete”). The results of SBA Complete are included in First Bancorp’s results beginning on the May 5, 2016 acquisition date. SBA Complete is a consulting firm that specializes in consulting with financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. The deal value was approximately $8.5 million with the Company paying $1.5 million in cash and issuing 199,829 shares of its common stock, which had a value of approximately $4.0 million. Per the terms of the agreement, the Company has also recorded an earn-out liability valued at $3.0 million, which will be paid in shares of Company stock in annual distributions over a three-year period if pre-determined goals are met for those three years.

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

(3)	On July 15, 2016, the Company completed a branch exchange with First Community Bank headquartered in Bluefield, Virginia. In the branch exchange transaction, First Bank acquired six of First Community Bank’s branches located in North Carolina, while concurrently selling seven of its branches in the southwestern area of Virginia to First Community Bank.

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

Index

In connection with the purchase transaction, the Company acquired assets with a fair value of $157.2 million, including $152.2 million in loans and $3.4 million in premises and equipment. Additionally, the Company assumed $111.3 million in deposits and $0.2 million in other liabilities. In connection with the purchase, the Company recorded: i) a discount on acquired loans of $1.5 million, ii) a premium on deposits of $0.3 million, iii) a $1.2 million core deposit intangible, and iv) $5.4 million in goodwill.

The branch acquisition has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of the acquired branches were recorded on the Company’s balance sheet at their fair values as of July 15, 2016 and are subject to change for twelve months following the acquisition. The related results of operations for the acquired branches have been included in the Company’s consolidated statement of income since that date. The goodwill recorded in the branch exchange is deductible for tax purposes.

(4)	On March 3, 2017, the Company completed its acquisition of Carolina Bank Holdings, Inc. (“Carolina Bank”), headquartered in Greensboro, North Carolina, pursuant to an Agreement and Plan of Merger and Reorganization dated June 21, 2016. The results of Carolina Bank are included in First Bancorp’s results for the period ended March 31, 2017 beginning on the March 3, 2017 acquisition date.

Carolina Bank Holdings, Inc. was the parent company of Carolina Bank, a North Carolina state-charted bank with eight bank branches located in the North Carolina cities of Greensboro, High Point, Burlington, Winston-Salem, and Asheboro, and mortgage offices in Burlington, Hillsborough, and Sanford. The acquisition complements the Company’s recent expansion into several of these high-growth markets and increases its market share in others with facilities, operations and experienced staff already in place. The Company was willing to record goodwill primarily due to the reasons just noted, as well as the positive earnings of Carolina Bank. The total merger consideration consisted of $25.3 million in cash and 3,799,471 million shares of the Company’s common stock, with each share of Carolina Bank common stock being exchanged for either $20.00 in cash or 1.002 shares of the Company’s stock, subject to the total consideration being 75% stock / 25% cash. The issuance of common stock was valued at $114,478,000 and was based on the Company’s closing stock price on March 3, 2017 of $30.13 per share.

Index

This acquisition has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Carolina Bank were recorded based on estimates of fair values as of March 3, 2017. The Company may change its valuations of acquired Carolina Bank assets and liabilities for up to one year after the acquisition date. The table below is a condensed balance sheet disclosing the amount assigned to each major asset and liability category of Carolina Bank on March 3, 2017, and the related fair value adjustments recorded by the Company to reflect the acquisition. The $67.8 million in goodwill that resulted from this transaction is non-deductible for tax purposes.

($ in thousands)	As Recorded by Carolina Bank	Fair Value Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$81,466	(2)	(a)	81,464
Securities	49,629	(261)	(b)	49,368
Loans, gross	505,560	(5,469)	(c)	497,376
		(2,715)	(d)
Allowance for loan losses	(5,746)	5,746	(e)	—
Premises and equipment	17,967	4,251	(f)	22,218
Core deposit intangible	—	8,790	(g)	8,790
Other	34,976	(4,804)	(h)	30,172
Total	683,852	5,536		689,388

Liabilities
Deposits	$584,950	431	(i)	585,381
Borrowings	21,855	(2,855)	(j)	19,000
Other	12,855	225	(k)	13,080
Total	619,660	(2,199)		617,461

Net identifiable assets acquired				71,927

Total cost of acquisition
Value of stock issued		$114,478
Cash paid in the acquisition		25,279
Total cost of acquisition				139,757

Goodwill recorded related to acquisition of Carolina Bank				$67,830

Explanation of Fair Value Adjustments

(a)	This adjustment was recorded to a short-term investment to its estimated fair value.
(b)	This fair value adjustment was recorded to adjust the securities portfolio to its estimated fair value.
(c)	This fair value adjustment represents the amount necessary to reduce performing loans to their fair value due to interest rate factors and credit factors. Assuming the loans continue to perform, this amount will be amortized to increase interest income over the remaining lives of the related loans.
(d)	This fair value adjustment was recorded to write-down purchased credit impaired loans assumed in the acquisition to their estimated fair market value.
(e)	This fair value adjustment reduced the allowance for loan losses to zero as required by relevant accounting guidance.
(f)	This adjustment represents the amount necessary to increase premises and equipment from its book value on the date of acquisition to its estimated fair market value.
(g)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as expense on an accelerated basis over seven years.
(h)	This fair value adjustment primarily represents the net deferred tax liability associated with the other fair value adjustments made to record the transaction.
(i)	This fair value adjustment was recorded because the weighted average interest rate of Carolina Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount will be amortized to reduce interest expense on an accelerated basis over their remaining five year life.
(j)	This fair value adjustment was primarily recorded because the interest rate of Carolina Bank’s trust preferred security was less than the current interest rate on similar instruments. This amount will be amortized on approximately a straight-line basis to increase interest expense over the remaining life of the related borrowing, which is 18 years.

Index

(k)	This fair value adjustment represents miscellaneous adjustments needed to record assets and liabilities at their fair value.

The following unaudited pro forma financial information presents the combined results of the Company and Carolina Bank as if the acquisition had occurred as of January 1, 2016, after giving effect to certain adjustments, including amortization of the core deposit intangible, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Carolina Bank constituted a single entity during such period.

($ in thousands, except share data)	Carolina Bank Only - March 3, 2017-March 31, 2017	Pro Forma Combined Three Months Ended March 31, 2017	Pro Forma Combined Three Months Ended March 31, 2016
Net interest income	$1,886	38,209	35,966
Noninterest income	503	10,999	7,291
Total revenue	2,389	49,208	43,257

Net income available to common shareholders	210	5,377	7,880

Earnings per common share
Basic		$0.22	0.33
Diluted		0.22	0.32

The above pro forma results for the three months ended March 31, 2017 include merger-related expenses and charges recorded by Carolina Bank prior to the merger that are nonrecurring in nature and amounted to $4.6 million pretax, or $3.1 million after-tax ($0.12 per basic and diluted share).

Note 5 – Equity-Based Compensation Plans

The Company recorded total stock-based compensation expense of $178,000 and $123,000 for the three months ended March 31, 2017 and 2016, respectively. Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $66,000 and $48,000 of income tax benefits related to stock based compensation expense in the income statement for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan and the First Bancorp 2007 Equity Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of March 31, 2017, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 845,596 shares remaining available for grant.

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

Index

As it relates to director equity grants, the Company grants common shares, valued at approximately $32,000 to each non-employee director (currently 10 in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

The Company’s senior officers receive their annual bonus earned under the Company’s annual incentive plan in a mix of 50% cash and 50% stock, with the stock being subject to a three year vesting term. In the last three years, a total of 55,648 shares of restricted stock have been granted related to performance in the preceding fiscal years. Total compensation expense associated with those grants was $757,000 and is being recognized over the respective vesting periods. The Company recorded $69,000 and $55,000 in compensation expense during the three months ended March 31, 2017 and 2016, respectively, related to these grants and expects to record $69,000 in compensation expense during each remaining quarter of 2017.

In the last three years, the Compensation Committee also granted 105,616 shares of stock to various employees of the Company to promote retention. The total value associated with these grants amounted to $1.9 million, which is being recorded as an expense over their three year vesting periods. For the three months ended March 31, 2017 and 2016, total compensation expense related to these grants was $109,000 and $68,000, respectively. The Company expects to record $86,500 in compensation expense during each remaining quarter of 2017. All grants were issued based on the closing price of the Company’s common stock on the date of the grant.

Under the terms of the predecessor plans and the First Bancorp 2014 Equity Plan, stock options can have a term of no longer than 10 years. In a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

At March 31, 2017, there were 53,198 stock options outstanding related to the two First Bancorp plans, with exercise prices ranging from $14.35 to $20.80.

The following table presents information regarding the activity for the first three months of 2017 related to the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2017	59,948	$17.18

Granted	—	—
Exercised	(6,750)	19.61		$69,548
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2017	53,198	$16.87	1.3	$664,154

Exercisable at March 31, 2017	53,198	$16.87	1.3	$664,154

During the three months ended March 31, 2017 and 2016, the Company received $45,000 and $127,000, respectively, as a result of stock option exercises.

Index

The following table presents information regarding the activity the first three months of 2017 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2017	91,790	$18.65

Granted during the period	15,344	30.03
Vested during the period	(2,282)	18.27
Forfeited or expired during the period	(4,496)	19.32

Nonvested at March 31, 2017	100,356	$20.37

Note 6 – Earnings Per Common Share

Basic Earnings Per Common Share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding unvested shares of restricted stock. Diluted Earnings Per Common Share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. For the periods presented, the Company’s potentially dilutive common stock issuances related to unvested shares of restricted stock and stock option grants under the Company’s equity-based plans and the Company’s Series C Preferred stock, which was exchanged for common stock at a one-for-one ratio on December 22, 2016 - see Note 19 of the Company’s 2016 Annual Report on Form 10-K for additional detail.

In computing Diluted Earnings Per Common Share, adjustments are made to the computation of Basic Earnings Per Common shares, as follows. As it relates to unvested shares of restricted stock, the number of shares added to the denominator is equal to the number of unvested shares less the assumed number of shares bought back by the Company in the open market at the average market price with the amount of proceeds being equal to the average deferred compensation for the reporting period. As it relates to stock options, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is included in the calculation of dilutive securities. As it relates to the preferred stock that was outstanding during the periods in 2016, dividends on the preferred stock were added back to net income and the preferred shares assumed to be converted were included in the number of shares outstanding.

If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended March 31,
	2017			2016
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$7,555	21,983,963	$0.34	$6,779	19,783,747	$0.34

Effect of Dilutive Securities	—	80,960		58	770,111

Diluted EPS per common share	$7,555	22,064,923	$0.34	$6,837	20,553,858	$0.33

For the three months ended March 31, 2017, there were no options that were antidilutive. For the three months ended March 31, 2016, there were 50,000 options that were antidilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities.

Index

Note 7 – Securities

The book values and approximate fair values of investment securities at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017				December 31, 2016
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$19,498	19,426	8	(80)	17,497	17,490	—	(7)
Mortgage-backed securities	162,660	160,786	220	(2,094)	151,001	148,065	155	(3,091)
Corporate bonds	34,322	34,531	286	(77)	33,833	33,600	91	(324)
Equity securities	—	—	—	—	83	174	96	(5)
Total available for sale	$216,480	214,743	514	(2,251)	202,414	199,329	342	(3,427)

Securities held to maturity:
Mortgage-backed securities	$76,201	75,264	—	(937)	80,585	79,283	—	(1,302)
State and local governments	57,053	58,921	1,897	(29)	49,128	50,912	1,815	(31)
Total held to maturity	$133,254	134,185	1,897	(966)	129,713	130,195	1,815	(1,333)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations.

The following table presents information regarding securities with unrealized losses at March 31, 2017:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$13,917	80	—	—	13,917	80
Mortgage-backed securities	167,034	2,513	17,862	518	184,896	3,031
Corporate bonds	8,021	17	940	60	8,961	77
Equity securities	—	—	—	—	—	—
State and local governments	7,057	29	—	—	7,057	29
Total temporarily impaired securities	$196,029	2,639	18,802	578	214,831	3,217

The following table presents information regarding securities with unrealized losses at December 31, 2016:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$7,990	7	—	—	7,990	7
Mortgage-backed securities	196,999	3,841	19,001	552	216,000	4,393
Corporate bonds	27,027	259	935	65	27,962	324
Equity securities	—	—	7	5	7	5
State and local governments	801	31	—	—	801	31
Total temporarily impaired securities	$232,817	4,138	19,943	622	252,760	4,760

In the above tables, all of the non-equity securities that were in an unrealized loss position at March 31, 2017 and December 31, 2016 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

The Company also concluded that each of the equity securities in an unrealized loss position at December 31, 2016 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

Index

The book values and approximate fair values of investment securities at March 31, 2017, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	2,123	2,144
Due after one year but within five years	19,498	19,426	21,815	22,527
Due after five years but within ten years	29,322	29,411	27,398	28,600
Due after ten years	5,000	5,120	5,717	5,650
Mortgage-backed securities	162,660	160,786	76,201	75,264
Total debt securities	216,480	214,743	133,254	134,185

Equity securities	—	—	—	—
Total securities	$216,480	214,743	133,254	134,185

At March 31, 2017 and December 31, 2016 investment securities with carrying values of $193,673,000 and $147,009,000, respectively, were pledged as collateral for public deposits.

In the first quarter of 2017, the Company received proceeds from sales of securities of $46,618,000 and recorded losses of $235,000 from the sales. In the first quarter of 2016, the Company received proceeds from sales of securities of $8,000 and recorded $3,000 in gains from the sales.

Included in “other assets” in the Consolidated Balance Sheets are cost method investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Richmond (“FRB”) stock totaling $23,694,000 and $19,826,000 at March 31, 2017 and December 31, 2016, respectively. The FHLB stock had a cost and fair value of $14,043,000 and $12,588,000 at March 31, 2017 and December 31, 2016, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $9,651,000 and $7,238,000 at March 31, 2017 and December 31, 2016, respectively. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

Index

Note 8 – Loans and Asset Quality Information

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

On March 3, 2017, the Company acquired Carolina Bank (see Note 4 for more information). As a result of this acquisition, the Company recorded loans with a fair value of $497.4 million. Of those loans, $19.3 million were considered to be purchased credit impaired (“PCI”) loans, which are loans for which it is probable at acquisition date that all contractually required payments will not be collected. The remaining loans are considered to be purchased non-impaired loans and their related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan.

The following table relates to Carolina Bank PCI loans and summarizes the contractually required payments, which includes principal and interest, expected cash flows to be collected, and the fair value of acquired PCI loans at the acquisition date.

($ in thousands)	Carolina Bank Acquisition on March 3, 2017
Contractually required payments	$27,108
Nonaccretable difference	(4,237)
Cash flows expected to be collected at acquisition	22,871
Accretable yield	(3,617)
Fair value of PCI loans at acquisition date	$19,254

The following table relates to acquired Carolina Bank purchased non-impaired loans and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the acquisition date.

($ in thousands)	Carolina Bank Acquisition on March 3, 2017
Contractually required payments	$569,980
Fair value of acquired loans at acquisition date	478,122
Contractual cash flows not expected to be collected	3,650

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2017		December 31, 2016		March 31, 2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$363,219	11%	$261,813	9%	$228,867	9%
Real estate – construction, land development & other land loans	424,539	13%	354,667	13%	302,052	12%
Real estate – mortgage – residential (1-4 family) first mortgages	792,791	24%	750,679	28%	757,696	30%
Real estate – mortgage – home equity loans / lines of credit	317,336	10%	239,105	9%	235,380	9%
Real estate – mortgage – commercial and other	1,335,924	40%	1,049,460	39%	966,937	38%
Installment loans to individuals	56,250	2%	55,037	2%	47,163	2%
Subtotal	3,290,059	100%	2,710,761	100%	2,538,095	100%
Unamortized net deferred loan costs (fees)	(704)		(49)		1,258
Total loans	$3,289,355		$2,710,712		$2,539,353

The following is a summary of the major categories of loans outstanding allocated to the non-covered and covered loan portfolios for periods when the FDIC loss share agreements were in effect at March 31, 2016. There were no covered loans at March 31, 2017 or December 31, 2016.

($ in thousands)	March 31, 2016
	Non-covered	Covered	Total

Commercial, financial, and agricultural	$228,124	743	$228,867
Real estate – construction, land development & other land loans	298,410	3,642	302,052
Real estate – mortgage – residential (1-4 family) first mortgages	684,085	73,611	757,696
Real estate – mortgage – home equity loans / lines of credit	225,245	10,135	235,380
Real estate – mortgage – commercial and other	955,550	11,387	966,937
Installment loans to individuals	47,158	5	47,163
Subtotal	2,438,572	99,523	2,538,095
Unamortized net deferred loan costs	1,258	—	1,258
Total	$2,439,830	99,523	$2,539,353

The following presents the carrying amount of the covered loans at March 31, 2016 detailed by purchased credit impaired and purchased non-impaired loans (as determined on the date of the acquisition). There were no covered loans at March 31, 2017 or December 31, 2016.

($ in thousands)	Purchased Credit Impaired Loans – Carrying Value	Purchased Credit Impaired Loans – Unpaid Principal Balance	Non-impaired Purchased Loans – Carrying Value	Non-impaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$—	—	743	748	743	748
Real estate – construction, land development & other land loans	207	332	3,435	3,384	3,642	3,716
Real estate – mortgage – residential (1-4 family) first mortgages	80	564	73,531	85,962	73,611	86,526
Real estate – mortgage – home equity loans / lines of credit	7	14	10,128	11,516	10,135	11,530
Real estate – mortgage – commercial and other	873	1,973	10,514	11,105	11,387	13,078
Installment loans to individuals	—	—	5	35	5	35
Total	$1,167	2,883	98,356	112,750	99,523	115,633

Index

The following table presents information regarding covered purchased non-impaired loans since December 31, 2015. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond. All balances of covered loans were transferred to non-covered as of the termination of the loss share agreements.

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2015	$101,252
Principal repayments	(7,997)
Transfers to foreclosed real estate	(1,036)
Net loan recoveries	1,784
Accretion of loan discount	1,908
Transfer to non-covered loans due to expiration of loss-share agreement, April 1, 2016	(17,530)
Transfer to non-covered loans due to termination of loss-share agreements, September 22, 2016	(78,381)
Carrying amount of nonimpaired covered loans at December 31, 2016	$—

During the first quarter of 2017, the Company accreted $1,360,000 into interest income of loan discount on non-covered non-impaired purchased loans.

As of March 31, 2017, there was a remaining loan discount of $18,410,000 related to purchased accruing loans, which is expected to be accreted into interest income over the lives of the respective loans. At March 31, 2017, the Company also had $402,000 of loan discount related to purchased nonaccruing loans, which the Company does not expect will be accreted into income.

The following table presents information regarding all PCI loans since December 31, 2015.

($ in thousands) Purchased Credit Impaired Loans	Accretable Yield	Carrying Amount
Balance at December 31, 2015	$—	1,970
Change due to payments received	—	(1,386)
Change due to loan charge-off	—	(70)
Balance at December 31, 2016	$—	514
Additions due to acquisition of Carolina Bank	3,617	19,254
Accretion	(85)	85
Change due to payments received	—	(126)
Transfer to foreclosed real estate	—	(69)
Other	—	7
Balance at March 31, 2017	$3,532	19,665

The remaining accretable yield associated with PCI loans at March 31, 2017 and 2016 was $3.5 million and $0, respectively. Accretable yield recognized during the three months ended March 31, 2017 and 2016 was $85,000 and $0, respectively. Also, during the first quarter of 2016, the Company received $46,000 in payments that exceeded the carrying amount of the related purchased credit impaired loans, of which $39,000 was recognized as loan discount accretion income and $7,000 was recorded as additional loan interest income.

Index

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	March 31, 2017	December 31, 2016	March 31, 2016

Nonperforming assets
Nonaccrual loans	$25,684	27,468	41,411
Restructured loans - accruing	21,559	22,138	30,514
Accruing loans > 90 days past due	—	—	—
Total nonperforming loans	47,243	49,606	71,925
Foreclosed real estate	12,789	9,532	10,336
Total nonperforming assets	$60,032	59,138	82,261

Total covered nonperforming assets included above (1)	$—	—	10,698
Purchased credit impaired loans not included above (2)	$19,167	—	—

(1) All FDIC loss share agreements were terminated effective September 22, 2016 and, accordingly, assets previously covered under those agreements become non-covered on that date.

(2) In the March 3, 2017 acquisition of Carolina Bank Holdings, Inc., the Company acquired $19.3 million in purchased credit impaired loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $1.7 million in purchased credit impaired loans at March 31, 2017 that are contractually past due 90 days or more.

At March 31, 2017 and December 31, 2016, the Company had $1.6 million and $1.7 million in residential mortgage loans in process of foreclosure, respectively.

The following is a summary of the Company’s nonaccrual loans by major categories.

($ in thousands)	March 31, 2017	December 31, 2016
Commercial, financial, and agricultural	$1,368	1,842
Real estate – construction, land development & other land loans	1,607	2,945
Real estate – mortgage – residential (1-4 family) first mortgages	15,833	16,017
Real estate – mortgage – home equity loans / lines of credit	2,238	2,355
Real estate – mortgage – commercial and other	4,577	4,208
Installment loans to individuals	61	101
Total	$25,684	27,468

The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2017.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$519	416	—	1,368	360,633	362,936
Real estate – construction, land development & other land loans	1,309	166	—	1,607	421,003	424,085
Real estate – mortgage – residential (1-4 family) first mortgages	11,794	591	—	15,833	760,896	789,114
Real estate – mortgage – home equity loans / lines of credit	586	243	—	2,238	313,526	316,593
Real estate – mortgage – commercial and other	3,123	78	—	4,577	1,313,638	1,321,416
Installment loans to individuals	192	144	—	61	55,853	56,250
Purchased credit impaired	323	62	1,744	—	17,536	19,665
Total	$17,846	1,700	1,744	25,684	3,243,085	3,290,059
Unamortized net deferred loan fees						(704)
Total loans						$3,289,355

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2016.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$92	—	—	1,842	259,879	261,813
Real estate – construction, land development & other land loans	473	168	—	2,945	351,081	354,667
Real estate – mortgage – residential (1-4 family) first mortgages	4,487	443	—	16,017	729,732	750,679
Real estate – mortgage – home equity loans / lines of credit	1,751	178	—	2,355	234,821	239,105
Real estate – mortgage – commercial and other	1,482	449	—	4,208	1,042,807	1,048,946
Installment loans to individuals	186	193	—	101	54,557	55,037
Purchased credit impaired	—	—	—	—	514	514
Total	$8,471	1,431	—	27,468	2,673,391	2,710,761
Unamortized net deferred loan fees						(49)
Total loans						$2,710,712

The following table presents the activity in the allowance for loan losses for all loans for the three months ended March 31, 2017.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo- cated	Total

As of and for the three months ended March 31, 2017
Beginning balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	23,781
Charge-offs	(390)	(177)	(894)	(231)	(326)	(187)	—	(2,205)
Recoveries	298	490	196	65	143	55	—	1,247
Provisions	55	(240)	370	(116)	1,064	54	(464)	723
Ending balance	$3,792	2,764	7,376	2,138	5,979	1,067	430	23,546

Ending balances as of March 31, 2017: Allowance for loan losses
Individually evaluated for impairment	$205	180	1,351	8	310	—	—	2,054
Collectively evaluated for impairment	$3,587	2,584	6,025	2,130	5,669	1,067	430	21,492
Purchased credit impaired	$—	—	—	—	—	—	—	—

Loans receivable as of March 31, 2017:
Ending balance – total	$363,219	424,539	792,791	317,336	1,335,924	56,250	—	3,290,059
Unamortized net deferred loan fees								(704)
Total loans								$3,289,355

Ending balances as of March 31, 2017: Loans
Individually evaluated for impairment	$504	3,445	18,047	223	9,074	2	—	31,295
Collectively evaluated for impairment	$362,433	420,640	771,067	316,370	1,312,341	56,248	—	3,239,099
Purchased credit impaired	$282	454	3,677	743	14,509	—	—	19,665

Index

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2016. There were no covered loans at December 31, 2016 and all reserves associated with previously covered loans have been transferred to the non-covered allowance.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo- cated	Covered	Total

As of and for the year ended December 31, 2016
Beginning balance	$4,742	3,754	7,832	2,893	5,816	1,051	696	1,799	28,583
Charge-offs	(2,271)	(1,101)	(3,815)	(969)	(1,005)	(1,008)	(1)	(244)	(10,414)
Recoveries	805	1,422	1,060	250	836	354	—	1,958	6,685
Transfer from covered status	56	65	839	293	127	—	1	(1,381)	—
Removed due to branch loan sale	(263)	(39)	(347)	(110)	(228)	(63)	—	—	(1,050)
Provisions	760	(1,410)	2,135	63	(448)	811	198	(2,132)	(23)
Ending balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	—	23,781

Ending balances as of December 31, 2016: Allowance for loan losses
Individually evaluated for impairment	$7	184	1,339	5	105	—	—	—	1,640
Collectively evaluated for impairment	$3,822	2,507	6,365	2,415	4,993	1,145	894	—	22,141
Purchased credit impaired	$—	—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2016:
Ending balance – total	$261,813	354,667	750,679	239,105	1,049,460	55,037	—	—	2,710,761
Unamortized net deferred loan fees									(49)
Total loans									$2,710,712

Ending balances as of December 31, 2016: Loans
Individually evaluated for impairment	$644	4,001	20,807	280	6,494	—	—	—	32,226
Collectively evaluated for impairment	$261,169	350,666	729,872	238,825	1,042,452	55,037	—	—	2,678,021
Purchased credit impaired	$—	—	—	—	514	—	—	—	514

Index

The following table presents the activity in the allowance for loan losses for all loans for the three months ended March 31, 2016.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo- cated	Covered	Total

As of and for the three month ended March 31, 2016
Beginning balance	$4,742	3,754	7,832	2,893	5,816	1,051	696	1,799	28,583
Charge-offs	(677)	(340)	(1,951)	(449)	(166)	(280)	—	(241)	(4,104)
Recoveries	86	90	233	55	130	113	—	1,204	1,911
Provisions	528	(159)	1,260	(232)	160	318	(254)	(1,363)	258
Ending balance	$4,679	3,345	7,374	2,267	5,940	1,202	442	1,399	26,648

Ending balances as of March 31, 2016: Allowance for loan losses
Individually evaluated for impairment	$43	214	1,280	111	559	75	—	438	2,720
Collectively evaluated for impairment	$4,636	3,131	6,094	2,156	5,381	1,127	442	961	23,928
Purchased credit impaired	$—	—	—	—	—	—	—	—	—

Loans receivable as of March 31, 2016:
Ending balance – total	$228,124	298,410	684,085	225,245	955,550	47,158	—	99,523	2,538,095
Unamortized net deferred loan costs									1,258
Total loans									$2,539,353

Ending balances as of March 31, 2016: Loans
Individually evaluated for impairment	$818	4,735	20,925	538	14,334	104	—	5,105	46,559
Collectively evaluated for impairment	$227,306	293,675	663,160	224,707	940,652	47,054	—	93,250	2,489,804
Purchased credit impaired	$—	—	—	—	564	—	—	1,168	1,732

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of March 31, 2017.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$230	281	—	412
Real estate – mortgage – construction, land development & other land loans	2,716	3,903	—	2,969
Real estate – mortgage – residential (1-4 family) first mortgages	6,954	7,676	—	8,495
Real estate – mortgage –home equity loans / lines of credit	59	83	—	86
Real estate – mortgage –commercial and other	3,589	3,845	—	4,093
Installment loans to individuals	2	2	—	1
Total impaired loans with no allowance	$13,550	15,790	—	16,056

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$274	288	205	163
Real estate – mortgage – construction, land development & other land loans	729	777	180	754
Real estate – mortgage – residential (1-4 family) first mortgages	11,093	11,401	1,351	10,933
Real estate – mortgage –home equity loans / lines of credit	164	164	8	165
Real estate – mortgage –commercial and other	5,485	5,496	310	3,690
Installment loans to individuals	—	—	—	—
Total impaired loans with allowance	$17,745	18,126	2,054	15,705

The Company recorded interest income of $295,000 and discount accretion of $443,000 on impaired loans during the three months ended March 31, 2017 related to an impaired loan relationship that was resolved during the quarter.

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2016.

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

Index

Interest income recorded on impaired loans during the year ended December 31, 2016 was insignificant.

The Company tracks credit quality based on its internal risk ratings. Upon origination, a loan is assigned an initial risk grade, which is generally based on several factors such as the borrower’s credit score, the loan-to-value ratio, the debt-to-income ratio, etc. Loans that are risk-graded as substandard during the origination process are declined. After loans are initially graded, they are monitored regularly for credit quality based on many factors, such as payment history, the borrower’s financial status, and changes in collateral value. Loans can be downgraded or upgraded depending on management’s evaluation of these factors. Internal risk-grading policies are consistent throughout each loan type.

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally required and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of March 31, 2017.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$350,286	9,366	1,917	1,368	362,937
Real estate – construction, land development & other land loans	407,155	7,759	7,564	1,607	424,085
Real estate – mortgage – residential (1-4 family) first mortgages	721,622	15,978	35,681	15,833	789,114
Real estate – mortgage – home equity loans / lines of credit	304,093	1,413	8,849	2,238	316,593
Real estate – mortgage – commercial and other	1,281,368	23,748	11,722	4,577	1,321,415
Installment loans to individuals	55,727	253	209	61	56,250
Purchased credit impaired	7,337	8,159	4,169	—	19,665
Total	$3,127,588	66,676	70,111	25,684	3,290,059
Unamortized net deferred loan fees					(704)
Total loans					3,289,355

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2016.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$247,451	10,560	1,960	1,842	261,813
Real estate – construction, land development & other land loans	335,068	8,762	7,892	2,945	354,667
Real estate – mortgage – residential (1-4 family) first mortgages	678,878	16,998	38,786	16,017	750,679
Real estate – mortgage – home equity loans / lines of credit	226,159	1,436	9,155	2,355	239,105
Real estate – mortgage – commercial and other	1,005,687	26,032	13,019	4,208	1,048,946
Installment loans to individuals	54,421	256	259	101	55,037
Purchased credit impaired	—	514	—	—	514
Total	$2,547,664	64,558	71,071	27,468	2,710,761
Unamortized net deferred loan fees					(49)
Total loans					2,710,712

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended March 31, 2017 and 2016.

($ in thousands)	For three months ended March 31, 2017			For the three months ended March 31, 2016
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	2	2,550	2,525	—	—	—
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—

Total TDRs arising during period	2	$2,550	$2,525	—	$—	$—

Total covered TDRs arising during period included above	—	$—	$—	—	$—	$—

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended March 31, 2017 and 2016 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended March 31, 2017		For the three months ended March 31, 2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Commercial, financial, and agricultural	—	$—	1	$44
Real estate – mortgage – residential (1-4 family first mortgages)	1	626	—	—
Real estate – mortgage – commercial and other	—	—	1	21

Total accruing TDRs that subsequently defaulted	1	$626	2	$65
Total covered accruing TDRs that subsequently defaulted included above	—	$—	1	$44

Index

Note 9 – Deferred Loan (Fees) Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan (fees) costs of approximately ($704,000), ($49,000), and $1,258,000 at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

Note 10 – FDIC Indemnification Asset

As discussed previously in Note 4 to the Company’s 2016 Annual Report on Form 10-K, the Company terminated all loss share agreements with the FDIC during 2016. As a result, the remaining balance in the FDIC Indemnification Asset, which represented the estimated amount to be received from the FDIC under the loss share agreements, was written off as indemnification asset expense as of the termination date.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Receivable (payable) related to loss claims incurred (recoveries), not yet received (paid), net	$—	—	(1,143)
Receivable related to estimated future claims on loans	—	—	7,422
Receivable related to estimated future claims on foreclosed real estate	—	—	425
FDIC indemnification asset	$—	—	6,704

The following presents a rollforward of the FDIC indemnification asset for the first quarter of 2016.

($ in thousands)
Balance at January 1, 2016	$8,439
Decrease related to favorable changes in loss estimates	(1,230)
Increase related to reimbursable expenses	99
Cash paid (received)	356
Related to accretion of loan discount	(965)
Other	5
Balance at March 31, 2016	$6,704

Index

Note 11 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2017, December 31, 2016, and March 31, 2016 and the carrying amount of unamortized intangible assets as of those same dates.

	March 31, 2017		December 31, 2016		March 31, 2016
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$2,369	806	2,369	746	1,269	572
Core deposit premiums	18,520	8,580	9,730	8,143	8,560	7,506
Other	1,032	303	1,032	224	92	10
Total	$21,921	9,689	13,131	9,113	9,921	8,088

SBA servicing asset	$579		415		—

Unamortizable intangible assets:
Goodwill	$142,872		75,042		67,528

Activity related to transactions during the periods includes the following:

(1)	In connection with the January 1, 2016 acquisition of Bankingport, Inc., an insurance agency located in Sanford, North Carolina, the Company recorded $1,693,000 in goodwill, $591,000 in a customer list intangible, and $92,000 in other amortizable intangible assets.
(2)	In connection with the May 5, 2016 acquisition of SBA Complete, Inc., an SBA loan consulting firm, the Company recorded $5,553,000 in goodwill, $1,100,000 in a customer list intangible, and $940,000 in other amortizable intangible assets.
(3)	In connection with the branch exchange transaction with First Community Bank in Bluefield, Virginia, on July 15, 2016, the Company recorded a net increase of $1,961,000 in goodwill and $1,170,000 in core deposit premiums.
(4)	In connection with the Carolina Bank acquisition on March 3, 2017, the Company recorded a net increase of $67,830,000 in goodwill and $8,790,000 in core deposit premiums.

In addition to the above acquisition related activity, the Company recorded $415,000 in servicing assets associated with the guaranteed portion of SBA loans originated and sold during the third and fourth quarters of 2016. During the first quarter of 2017, the Company recorded an additional $195,000 in servicing assets, as well as $31,000 in amortization expense. Servicing assets are recorded at fair value and amortized as a reduction of service fee income over the expected life of the related loans.

Amortization expense of all intangible assets totaled $576,000 and $186,000 for the three months ended March 31, 2017 and 2016, respectively.

The following table presents the estimated amortization expense for the last three quarters of calendar year 2017 and for each of the four calendar years ending December 31, 2021 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
April 1 to December 31, 2017	$2,579
2018	2,862
2019	2,314
2020	1,750
2021	1,288
Thereafter	1,439
Total	$12,232

Index

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

The Company recorded pension income totaling $162,000 for each of the three months ended March 31, 2017 and 2016, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Three Months Ended March 31,
	2017	2016	2017	2016	2017 Total	2016 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost	$—	—	27	27	27	27
Interest cost	375	376	60	59	435	435
Expected return on plan assets	(675)	(675)	—	—	(675)	(675)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	60	60	(9)	(9)	51	51
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension (income)/cost	$(240)	(239)	78	77	(162)	(162)

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

($ in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Unrealized gain (loss) on securities available for sale	$(1,737)	(3,085)	(349)
Deferred tax asset (liability)	644	1,138	136
Net unrealized gain (loss) on securities available for sale	(1,093)	(1,947)	(213)

Additional pension asset (liability)	(4,961)	(5,012)	(4,606)
Deferred tax asset (liability)	1,832	1,852	1,796
Net additional pension asset (liability)	(3,129)	(3,160)	(2,810)

Total accumulated other comprehensive income (loss)	$(4,222)	(5,107)	(3,023)

The following table discloses the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2017 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2017	$(1,947)	(3,160)	(5,107)
Other comprehensive income (loss) before reclassifications	706	—	706
Amounts reclassified from accumulated other comprehensive income	148	31	179
Net current-period other comprehensive income (loss)	854	31	885

Ending balance at March 31, 2017	$(1,093)	(3,129)	(4,222)

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2017.

($ in thousands)
Description of Financial Instruments	Fair Value at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$19,426	—	19,426	—
Mortgage-backed securities	160,786	—	160,786	—
Corporate bonds	34,531	—	34,531	—
Total available for sale securities	$214,743	—	214,743	—

Nonrecurring
Impaired loans	15,797	—	—	15,797
Foreclosed real estate	12,789	—	—	12,789

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2016.

Index

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$17,490	—	17,490	—
Mortgage-backed securities	148,065	—	148,065	—
Corporate bonds	33,600	—	33,600	—
Equity securities	174	—	174	—
Total available for sale securities	$199,329	—	199,329	—

Nonrecurring
Impaired loans	12,284	—	—	12,284
Foreclosed real estate	9,532	—	—	9,532

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

Index

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans	$15,797	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	12,789	Appraised value; List or contract price	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-10%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three months ended March 31, 2017 or 2016.

For the three months ended March 31, 2017 and 2016, the increase in the fair value of securities available for sale was $1,120,000 and $817,000, respectively, which is included in other comprehensive income (net of tax expense of $414,000 and $319,000, respectively). Fair value measurement methods at March 31, 2017 and 2016 are consistent with those used in prior reporting periods.

The carrying amounts and estimated fair values of financial instruments at March 31, 2017 and December 31, 2016 are as follows:

		March 31, 2017		December 31, 2016
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$81,514	81,514	71,645	71,645
Due from banks, interest-bearing	Level 1	323,646	323,646	234,348	234,348
Securities available for sale	Level 2	214,743	214,743	199,329	199,329
Securities held to maturity	Level 2	133,254	134,185	129,713	130,195
Presold mortgages in process of settlement	Level 1	11,661	11,661	2,116	2,116
Total loans, net of allowance	Level 3	3,265,809	3,225,919	2,686,931	2,650,820
Accrued interest receivable	Level 1	10,524	10,524	9,286	9,286
Bank-owned life insurance	Level 1	86,923	86,923	74,138	74,138

Deposits	Level 2	3,629,170	3,627,052	2,947,353	2,944,968
Borrowings	Level 2	290,403	280,182	271,394	263,255
Accrued interest payable	Level 2	691	691	539	539

Index

Fair value methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Amounts Due from Banks, Presold Mortgages in Process of Settlement, Accrued Interest Receivable, and Accrued Interest Payable - The carrying amounts approximate their fair value because of the short maturity of these financial instruments.

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

Index

On December 22, 2016, the Company and the holder of the Series C Preferred Stock entered into an agreement to effectively convert the preferred stock into common stock. The Company exchanged 728,706 shares of preferred stock for the same number of shares of the Company’s common stock. As a result of the exchange, the Company has no shares of preferred stock currently outstanding.

The Series C Preferred Stock qualified as Tier 1 capital and was Convertible Perpetual Preferred Stock, with dividend rights equal to the Company’s Common Stock. The Series C Preferred Stock was non-voting, except in limited circumstances.

The Series C Preferred Stock paid a dividend per share equal to that of the Company’s common stock. During the first quarter of 2016, the Company accrued approximately $58,000 in preferred dividend payments for the Series C Preferred Stock.

Note 16 – Subsequent Event – Entry into an Acquisition Agreement

On May 1, 2017, the Company announced the signing of a definitive merger agreement to acquire ASB Bancorp, Inc. the parent company of Asheville Savings Bank, SSB, in a cash and stock transaction with a total value of approximately $175 million, or $43.12 per share based on the Company’s closing share price on April 28, 2017. Subject to the terms of the merger agreement, ASB Bancorp shareholders will receive 1.44 shares of First Bancorp's common stock or $41.90 in cash, or a combination thereof, for each share of ASB Bancorp common stock. The total consideration will be prorated as necessary to ensure that 90% of the total outstanding shares of ASB Bancorp common stock will be exchanged for First Bancorp common stock and 10% of the total outstanding shares of ASB Bancorp common stock will be exchanged for cash, provided that the maximum number of shares of First Bancorp common stock to be issued in exchange for ASB Bancorp common stock will not exceed 19.9% of the number of shares of First Bancorp common stock issued and outstanding immediately before the closing of the merger.

Asheville Savings Bank currently operates 13 banking locations in the Asheville, Marion and Brevard markets. Asheville Savings Bank reported assets of $803 million, gross loans of $606 million and deposits of $682 million as of March 31, 2017.  The acquisition complements the Company’s existing three branches in the Asheville market.

The merger agreement has been unanimously approved by the boards of directors of each company.  The transaction is expected to close in the fourth quarter of 2017 and is subject to customary conditions, including regulatory approvals and approval by ASB Bancorp’s shareholders.

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

The primary identifiable intangible asset we typically record in connection with a whole bank or bank branch acquisition is the value of the core deposit intangible, whereas when we acquire an insurance agency or a consulting firm, as we did in 2016, the primary identifiable intangible asset is the value of the acquired customer list. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. We typically engage a third party consultant to assist in each analysis. For the whole bank and bank branch transactions recorded to date, the core deposit intangibles have generally been estimated to have a life ranging from seven to ten years, with an accelerated rate of amortization. For insurance agency acquisitions, the identifiable intangible assets related to the customer lists were determined to have a life of ten to fifteen years, with amortization occurring on a straight-line basis. For the SBA consulting firm we acquired in 2016, the identifiable intangible asset related to the customer list was determined to have a life of approximately seven years, with amortization occurring on a straight-line basis.

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

We determine fair value accounting estimates of newly assumed assets and liabilities in accordance with relevant accounting guidance. However, the amount that we realize on these assets could differ materially from the carrying value reflected in our financial statements, based upon the timing of collections on the acquired loans in future periods. Because of inherent credit losses and interest rate marks associated with acquired loans, the amount that we record as the fair values for the loans is generally less than the contractual unpaid principal balance due from the borrowers, with the difference being referred to as the “discount” on the acquired loans. For non-impaired purchased loans, we accrete the discount over the lives of the loans in a manner consistent with the guidance for accounting for loan origination fees and costs.

Index

For purchased credit-impaired (“PCI”) loans, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

Subsequent to acquisition, estimates of cash flows expected to be collected are updated periodically based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If there is a decrease in cash flows expected to be collected, the provision for loan losses is charged, resulting in an increase to the allowance for loan losses. If the Company has probable increase in cash flows expected to be collected, we will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loan. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

FINANCIAL OVERVIEW

Net income available to common shareholders for the first quarter of 2017 was $7.6 million, or $0.34 per diluted common share, an increase of 3.0% in earnings per share from the $6.8 million, or $0.33 per diluted common share, recorded in the first quarter of 2016. The quarterly results were impacted by strong balance sheet growth and favorable earnings trends.

Acquisition of Carolina Bank Holdings, Inc.

On March 3, 2017, we acquired Carolina Bank Holdings, Inc. (“Carolina Bank”), which operated through eight branches and three mortgage loan offices, primarily in the Triad region of North Carolina. As of the acquisition date, Carolina Bank had total assets of $682 million, including $497 million in loans and $585 million in deposits. In connection with the acquisition, we paid a total of $25.3 million in cash and issued 3,799,472 shares of First Bancorp common stock to the shareholders of Carolina Bank.

Also in connection with the acquisition, we recorded $67.8 million in goodwill and an $8.8 million core deposit intangible asset.

Our operating results for the period ended March 31, 2017 include the results of Carolina Bank subsequent to the acquisition date of March 3, 2017. The conversion of Carolina Bank’s computer systems to First Bank’s systems is scheduled to occur in August 2017.

Net Interest Income and Net Interest Margin

Net interest income for the first quarter of 2017 was $34.3 million, a 13.6% increase from the $30.2 million recorded in the first quarter of 2016. The increase in net interest income was primarily due to growth in our loans outstanding.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) was 4.07% for both the first quarters of 2017 and 2016. The first quarter of 2017 net interest margin was positively impacted by approximately $295,000, or four basis points, in previously foregone interest that was recognized related to a nonaccrual loan relationship that was acquired in a 2011 failed bank acquisition and was resolved during the quarter, as well as $443,000 in discount accretion interest income related to that same relationship, which impacted the margin by an additional five basis points.

Index

We recorded $1.4 million and $1.1 million in loan discount accretion during the quarters ended March 31, 2017 and 2016, respectively, which positively affected our net interest income. As noted above, the 2017 amount was impacted by the resolution of a loan relationship.

Provision for Loan Losses and Asset Quality

We recorded a provision for loan losses of $0.7 million in the first quarter of 2017 compared to $0.3 million in the first quarter of 2016.

For periods prior to the third quarter of 2016, our provision for loan losses was disclosed in separate line items between covered loans and non-covered loans. Generally, we recorded provisions for loan losses on non-covered loans as a result of net charge-offs and loan growth, while significant recoveries in our covered loan portfolios resulted in negative provisions for loan losses. Upon the termination of the FDIC loss share agreements, effective September 22, 2016, all loans are classified as non-covered.

Our provision for loan loss levels have been impacted by continued improvement in asset quality. Nonperforming assets amounted to $60.0 million at March 31, 2017, a decrease of 27.0% from the $82.3 million one year earlier. Nonperforming assets increased by $0.9 million since December 31, 2016, which reflects the addition of $3.1 million in foreclosed real estate assumed in the Carolina Bank acquisition. Our nonperforming assets to total assets ratio was 1.35% at March 31, 2017 compared to 2.43% at March 31, 2016. Annualized net charge-offs as a percentage of average loans for the three months ended March 31, 2017 was 0.13%, compared to 0.35% for the comparable period of 2016.

Noninterest Income

Total noninterest income was $9.8 million and $5.0 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Core noninterest income for the first quarter of 2017 was $9.8 million, an increase of 33.5% from the $7.3 million reported for the first quarter of 2016. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgage loans, iv) commissions from sales of insurance and financial products, v) SBA consulting fees, vi) SBA loan sale gains, and vii) bank-owned life insurance income.

The primary reason for the increase in core noninterest income in 2017 was the addition of SBA consulting fees and SBA loan sale gains. On May 5, 2016, the Company completed the acquisition of a firm that specializes in consulting with financial institutions across the country related to SBA loan origination and servicing. We recorded $1.3 million in SBA consulting fees in the first quarter of 2017 compared to none in 2016. In the third quarter of 2016, we launched a national SBA lending division, which offers SBA loans to small business owners throughout the United States. This division earned $0.6 million from gains on the sales of the guaranteed portions of these loans during the first quarter of 2017 compared to none in 2016.

In the first quarter of 2017, we recorded no indemnification asset expense compared to $2.4 million in indemnification asset expense in the first quarter of 2016.

Noninterest Expenses

Noninterest expenses amounted to $32.1 million in the first quarter of 2017 compared to $24.8 million recorded in the first quarter of 2016. The majority of the increase in noninterest expense in 2017 related to increases in salaries expense and merger and acquisition expense, as discussed below.

Salaries expense increased to $14.0 million in the first quarter of 2017 from the $11.5 million recorded in the first quarter of 2016. The primary reason for the increase in salaries expense in 2017 is due to the addition of the SBA consulting firm and the hiring of personnel related to our SBA division. Also impacting salaries expense was the addition of personnel acquired from Carolina Bank.

Merger and acquisition expenses amounted to $2.4 million for the three months ended March 31, 2017, compared to $0.2 million in the comparable period of 2016.

Index

Balance Sheet and Capital

Total assets at March 31, 2017 amounted to $4.4 billion, a 31.3% increase from a year earlier. Total loans at March 31, 2017 amounted to $3.3 billion, a 29.5% increase from a year earlier, and total deposits amounted to $3.6 billion at March 31, 2017, a 28.4% increase from a year earlier.

In addition to the growth realized from the acquisition of Carolina Bank, we experienced strong organic loan and deposit growth for the three and twelve months ended March 31, 2017. For the first quarter of 2017, organic loan growth amounted to $81.3 million, or 12.0% annualized, and for the twelve months ended March 31, 2017, organic loan growth amounted to $251.1 million, or 9.9%. For the first quarter of 2017, organic deposit growth amounted to $96.4 million, or 13.1% annualized, and for the twelve months ended March 31, 2017, organic deposit growth amounted to $239.9 million, or 8.5%. The strong growth was a result of ongoing internal initiatives to drive loan and deposit growth, including our recent expansion into higher growth markets.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at March 31, 2017 of 12.56%, a decline from 14.47% at March 31, 2016, but still in excess of the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 7.79% at March 31, 2017, a decrease of 45 basis points from a year earlier. The decreases in the capital ratios are due to the acquisition of Carolina Bank.

Note Regarding Components of Earnings

For the period in 2016 presented, our results of operations were significantly affected by the accounting for two FDIC-assisted failed bank acquisitions. In the discussion above and elsewhere in this report, the term “covered” is used to describe assets that were included in FDIC loss share agreements, while the term “non-covered” refers to our legacy assets, which are not included in any type of loss share arrangement. As previously discussed, all loss share agreements were terminated in the third quarter of 2016 and thus the entire loan portfolio is now classified as non-covered. Certain prior period disclosures will continue to present the breakout of the loan portfolio between covered and non-covered.

Certain covered, as well as newly acquired loans, have an unaccreted discount associated with them. Such loans that experience favorable changes in credit quality compared to what was expected at the acquisition date, including loans that pay off, will continue to result in positive adjustments to interest income being recorded over the life of the respective loan – also referred to as loan discount accretion.

For periods prior to September 22, 2016, because favorable changes in covered assets resulted in lower expected FDIC claims, and unfavorable changes in covered assets resulted in higher expected FDIC claims, the FDIC indemnification asset was adjusted to reflect those expectations. The net increase or decrease in the indemnification asset was reflected within noninterest income, with the net impact being that pretax income was generally only impacted by 20% of the income or expense associated with provisions for loan losses on covered loans, discount accretion, and losses from covered foreclosed properties.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2017 amounted to $34.3 million, an increase of $4.1 million, or 13.6%, from the $30.2 million recorded in the first quarter of 2016. Net interest income on a tax-equivalent basis for the three month period ended March 31, 2017 amounted to $34.9 million, an increase of $4.2 million, or 13.8%, from the $30.7 million recorded in the first quarter of 2016. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended March 31,
($ in thousands)	2017	2016
Net interest income, as reported	$34,296	30,195
Tax-equivalent adjustment	585	459
Net interest income, tax-equivalent	$34,881	30,654

Index

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three months ended March 31, 2017, the higher net interest income compared to the same period of 2016 was due to growth in loans outstanding.

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended March 31,
	2017			2016
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,903,279	4.71%	$33,703	$2,528,317	4.70%	$29,573
Taxable securities	285,887	2.59%	1,824	284,865	2.57%	1,823
Non-taxable securities (2)	53,418	7.80%	1,028	51,351	7.08%	904
Short-term investments, principally federal funds	235,941	0.86%	498	164,242	0.54%	222
Total interest-earning assets	3,478,525	4.32%	37,053	3,028,775	4.32%	32,522

Cash and due from banks	67,296			55,543
Premises and equipment	82,177			75,710
Other assets	228,590			172,464
Total assets	$3,856,588			$3,332,492

Liabilities
Interest bearing checking	$652,672	0.07%	$107	$587,944	0.07%	$98
Money market deposits	728,723	0.19%	336	650,314	0.17%	273
Savings deposits	273,114	0.12%	79	189,889	0.05%	23
Time deposits >$100,000	436,779	0.66%	714	397,750	0.66%	652
Other time deposits	244,798	0.28%	166	291,154	0.38%	274
Total interest-bearing deposits	2,336,086	0.24%	1,402	2,117,051	0.25%	1,320
Borrowings	244,864	1.28%	770	186,394	1.18%	548
Total interest-bearing liabilities	2,580,950	0.34%	2,172	2,303,445	0.33%	1,868

Noninterest bearing checking	816,692			658,340
Other liabilities	32,104			21,223
Shareholders’ equity	426,842			349,484
Total liabilities and shareholders’ equity	$3,856,588			$3,332,492

Net yield on interest-earning assets and net interest income		4.07%	$34,881		4.07%	$30,654
Interest rate spread		3.98%			3.99%

Average prime rate		3.79%			3.50%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $585,000 and $459,000 in 2017 and 2016, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the first quarter of 2017 were $2.903 billion, which was $375 million, or 14.8%, higher than the average loans outstanding for the first quarter of 2016 ($2.528 billion). The higher amount of average loans outstanding in 2017 is partially due to the acquisition of Carolina Bank on March 3, 2017, which had $497 million in loans at the acquisition date. Also, due to our loan growth initiatives, including expansion into higher growth markets, and improved loan demand in our market areas, we have grown loan balances organically by $251 million over the past year.

The mix of our loan portfolio remained substantially the same at March 31, 2017 compared to December 31, 2016, with approximately 88% of our loans being real estate loans, 10% being commercial, financial, and agricultural loans, and the remaining 2% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

Average total deposits outstanding for the first quarter of 2017 were $3.153 billion, which was $378 million, or 13.6%, higher than the average deposits outstanding for the first quarter of 2016 ($2.775 billion). As discussed previously, we acquired Carolina Bank during the quarter, which added $585 million in deposits beginning on March 3, 2017. Including the acquisition, average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $2.086 billion at March 31, 2016 to $2.471 billion at March 31, 2017, representing growth of $385 million, or 18.5%. Average time deposits declined slightly from $689 million at March 31, 2016 to $682 million at March 31, 2017, a decrease of $7 million, or 1.1%.

Average borrowings increased from $186 million at March 31, 2016 to $245 million at March 31, 2017, which helped support loan growth. Carolina Bank had approximately $19 million in borrowings on the date of acquisition. Although the favorable change in our deposit funding mix benefitted our cost of all deposits by approximately one basis point, the benefit was offset by the increased costs associated with our higher levels of borrowings. Our cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.26% in the first quarter of 2017 compared to 0.25% in the first quarter of 2016.

See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2017 and 2016 was 4.07%. The first quarter of 2017 net interest margin was positively impacted by approximately $295,000, or four basis points, in previously foregone interest that was recognized related to a nonaccrual loan relationship that was acquired in a 2011 failed bank acquisition and was resolved during the quarter, as well as $443,000 in discount accretion interest income related to that same relationship, which impacted the margin by an additional five basis points.

Our net interest margin benefits from the net accretion of purchase accounting premiums/discounts associated with acquired loans and deposits. For the three months ended March 31, 2017 and 2016, we recorded $1.4 million and $1.1 million, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. The increase in accretion in 2017 is due to the aforementioned loan resolution that resulted in the recognition of $443,000 in loan discount accretion. Unaccreted loan discount has increased from $14.0 million at March 31, 2016 to $19.6 million at March 31, 2017 primarily as a result of the Carolina Bank acquisition.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded total provisions for loan losses of $0.7 million for the first quarter of 2017 compared $0.3 million for the first quarter of 2016.

For periods prior to the third quarter of 2016, our provision for loan losses was disclosed in separate line items between covered loans and non-covered loans, as shown in the attached tables. Generally, we recorded provisions for loan losses on non-covered loans as a result of net charge-offs and loan growth, while significant recoveries in our covered loan portfolios resulted in negative provisions for loan losses. Upon the termination of the FDIC loss share agreements, effective September 22, 2016, all loans are classified as non-covered.

The Company’s provision for loan loss levels have been impacted by continued improvement in asset quality. Nonperforming assets amounted to $60.0 million at March 31, 2017, a decrease of 27.0% from the $82.3 million one year earlier. Nonperforming assets increased by $0.9 million since December 31, 2016, which reflects the addition of $3.1 million in foreclosed real estate assumed in the Carolina Bank acquisition. Our nonperforming assets to total assets ratio was 1.35% at March 31, 2017 compared to 2.43% at March 31, 2016. Annualized net charge-offs as a percentage of average loans for the three months ended March 31, 2017 was 0.13%, compared to 0.35% for the comparable period of 2016.

Total noninterest income was $9.8 million in the first quarter of 2017 compared to $5.0 million for the first quarter of 2016.

As presented in the table below, core noninterest income for the first quarter of 2017 was $9.8 million, an increase of 33.5% from the $7.3 million reported for the first quarter of 2016. As noted above, core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgage loans, iv) commissions from sales of insurance and financial products, and v) SBA consulting fees, vi) SBA loan sale gains, and vii) bank-owned life insurance income.

Index

The following table presents our core noninterest income for the three month periods ending March 31, 2017 and 2016, respectively.

	For the Three Months Ended
$ in thousands	March 31, 2017	March 31, 2016

Service charges on deposit accounts	$2,614	2,685
Other service charges, commissions, and fees	3,173	2,830
Fees from presold mortgage loans	768	371
Commissions from sales of insurance and financial products	840	938
SBA consulting fees	1,260	—
SBA loan sale gains	622	—
Bank-owned life insurance income	508	508
Core noninterest income	$9,785	7,332

As shown in the table above, service charges on deposit accounts decreased from $2.7 million in the first quarter of 2016 to $2.6 million in the first quarter of 2017. Fewer instances of fees earned from customers overdrawing their accounts have impacted this line item, as well as more customers meeting the requirements to have the monthly services charges waived on their checking accounts.

Other service charges, commissions, and fees increased in 2017 compared to 2016, primarily as a result of higher debit card and credit card interchange fees. We earn a small fee each time a customer uses a debit card to make a purchase. Due to the growth in checking accounts and increased customer usage of debit cards, we have experienced increases in this line item. Interchange income from credit cards has also increased due to growth in the number and usage of credit cards, which we believe is a result of increased promotion of this product.

Fees from presold mortgages increased from $0.4 million in the first quarter of 2016 to $0.8 million in the first quarter of 2017. Fees increased in the first quarter of 2017 due to the acquisition of Carolina Bank in March 2017, which had a significant mortgage loan operation.

Commissions from sales of insurance and financial products amounted to approximately $0.8 million and $0.9 million for the first three months of 2017 and 2016, respectively.

The primary reason for the increases in core noninterest income for the three months ended March 31, 2017 was the addition of SBA consulting fees and SBA loan sale gains during the third quarter of 2016. On May 5, 2016, we completed the acquisition of a firm that specializes in consulting with financial institutions across the country related to SBA loan origination and servicing. We recorded $1.3 million in SBA consulting fees related to this business during the first quarter of 2017. In the third quarter of 2016, we launched a national SBA lending division offering SBA loans to small business owners throughout the United States. The SBA division earned $0.6 million from gains on the sales of the guaranteed portions of these loans during the quarter.

Bank-owned life insurance income was $0.5 million in each of the first quarters of 2017 and 2016.

Within the noncore components of noninterest income, the largest variance related to indemnification asset expense. As discussed previously, in the third quarter of 2016, we terminated our FDIC loss share agreements, so we recorded no indemnification asset income or expense in the first quarter of 2017. For the first quarter of 2016, indemnification asset expense amounted to $2.4 million, which decreased noninterest income during the period.

During the three months ended March 31, 2017, we recorded $0.2 million in losses from sales of securities. For the comparable period of 2016, we recorded an insignificant amount of gains.

Noninterest expenses amounted to $32.1 million in the first quarter of 2017, a 29.5% increase over the $24.8 million recorded in the same period of 2016.

Salaries expense increased to $14.0 million in the first quarter of 2017 from the $11.5 million recorded in the first quarter of 2016. The primary reason for the increase in salaries expense in 2017 is due to the addition of the SBA consulting firm and the hiring of personnel related to our SBA division. Also impacting salaries expense was the addition of personnel acquired from Carolina Bank for the period following the acquisition.

Index

Employee benefits expense was $3.7 million in the first quarter of 2017 compared to $2.7 million in the first quarter of 2016. This increase was primarily due to the acquisition and growth initiatives discussed above. Also, we experienced a $0.3 million increase in employee health insurance expense in the first quarter of 2017 compared to the first quarter of 2016. We are self-insured for health care expense and experienced unfavorable claim levels in 2017.

The combined amount of occupancy and equipment expense increased by $0.4 million when comparing the first quarter of 2017 to the first quarter of 2016, amounting to approximately $3.2 million and $2.8 million during the periods, respectively. The majority of the increase relates to the growth initiatives discussed above.

Merger and acquisition expenses amounted to $2.4 million for the three months ended March 31, 2017, compared to $0.2 million in the comparable period of 2016.

Intangibles amortization expense increased from $0.2 million in the first quarter of 2016 to $0.6 million in the first quarter of 2017 as a result of the amortization of intangible assets that were recorded in connection with our acquisitions.

Other operating expenses amounted to $8.2 million for the first quarter of 2017 compared to $7.4 million in the first quarter of 2016, with the increase primarily due to the addition of the SBA consulting firm and Carolina Bank.

For the first quarter of 2017, the provision for income taxes was $3.8 million, an effective tax rate of 33.2%. For the first quarter of 2016, the provision for income taxes was $3.3 million, an effective tax rate of 32.7%.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $0.9 million during the first quarter of 2017 compared to other comprehensive income of $0.5 million during the first quarter of 2016. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at March 31, 2017 amounted to $4.4 billion, a 31.3% increase from a year earlier. Total loans at March 31, 2017 amounted to $3.3 billion, a 29.5% increase from a year earlier, and total deposits amounted to $3.6 billion, a 28.4% increase from a year earlier.

The following table presents information regarding the nature of changes in our levels of loans and deposits for the twelve months ended March 31, 2017 and for the first quarter of 2017.

April 1, 2016 to March 31, 2017	Balance at beginning of period	Internal Growth, net	Growth from Acquisitions (1)	Transfer of Loans	Balance at end of period	Total percentage growth	Internal percentage growth

Loans – Non-covered	$2,439,830	251,112	498,890	99,523	3,289,355	34.8%	10.3%
Loans – Covered	99,523	—	—	(99,523)	—	-100.0%	0.0%
Total loans	2,539,353	251,112	498,890	—	3,289,355	29.5%	9.9%

Deposits – Noninterest bearing checking	679,228	125,880	153,067	—	958,175	41.1%	18.5%
Deposits – Interest bearing checking	607,617	29,750	57,531	—	694,898	14.4%	4.9%
Deposits – Money market	665,291	55,944	91,192	—	812,427	22.1%	8.4%
Deposits – Savings	194,573	24,655	196,372	—	415,600	113.6%	12.7%
Deposits – Brokered	71,128	74,593	11,477	—	157,198	121.0%	104.9%
Deposits – Internet time	—	(1,226)	11,248	—	10,022	—	—
Deposits – Time>$100,000	322,607	(29,267)	28,067	—	321,407	-0.4%	-9.1%
Deposits – Time<$100,000	286,377	(40,440)	13,506	—	259,443	-9.4%	-14.1%
Total deposits	$2,826,821	239,889	562,460	—	3,629,170	28.4%	8.5%

January 1, 2017 to March 31, 2017
Total loans	2,710,712	81,267	497,376	—	3,289,355	21.3%	3.0%

Deposits – Noninterest bearing checking	756,003	55,263	146,909	—	958,175	26.7%	7.3%
Deposits – Interest bearing checking	635,431	(2,304)	61,771	—	694,898	9.4%	-0.4%
Deposits – Money market	683,680	28,556	100,191	—	812,427	18.8%	4.2%
Deposits – Savings	209,074	18,349	188,177	—	415,600	98.8%	8.8%
Deposits – Brokered	136,466	9,255	11,477	—	157,198	15.2%	6.8%
Deposits – Internet time	—	(1,226)	11,248	—	10,022	—	—
Deposits – Time>$100,000	287,939	(3,315)	36,783	—	321,407	11.6%	-1.2%
Deposits – Time<$100,000	238,760	(8,142)	28,825	—	259,443	8.7%	-3.4%
Total deposits	2,947,353	96,436	585,381	—	3,629,170	23.1%	3.3%

(1)	For the twelve month period, in addition to the acquisition of Carolina Bank, which had $497.4 million in loans and $585.4 million this column includes the net impact of the branch exchange in July 2016, where we acquired $152.2 million in loans and $111.3 million in deposits, and sold $150.6 million in loans and $134.3 million in deposits. As a result, net loans increased $1.5 million and net deposits decreased by $22.9 million as a result of the transaction.

As derived from the table above, for the twelve months preceding March 31, 2017, our total loans increased $750.0 million, or 29.5%. The majority of loan growth from acquisitions is due to our recent acquisition of Carolina Bank, which had $497.4 million in loans on the date of acquisition. Carolina Bank operated through eight branches predominately in the Triad region on North Carolina, and we expect these branches to enhance our recent expansion into this high-growth market. Internal loan growth was $251.1 million, or 9.9%, for the twelve months ended March 31, 2017 and was $81.3 million, or 3.0%, for the first three months of 2017. Internal loan growth has been driven by our recent expansion into high-growth markets and the hiring of experienced bankers in these areas. We expect continued growth in our loan portfolio in 2017.

As previously discussed, during the third quarter of 2016, we terminated our loss share agreements with the FDIC and as a result, we transferred $99.5 million in loans from “covered” to “non-covered” during the period.

The mix of our loan portfolio remains substantially the same at March 31, 2017 compared to December 31, 2016. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan. Note 8 to the consolidated financial statements presents additional detailed information regarding our mix of loans.

Index

For both the three and twelve month periods ended March 31 2017, we experienced net internal growth in total deposits. For these periods, increases in transaction deposit account balances (checking, money market, and savings) offset the declines in time deposits. Due to the low interest rate environment, some of our customers are shifting their funds from time deposits into transaction accounts, which do not pay a materially lower interest rate, while being more liquid. We also experienced net growth from acquisitions, primarily due to the Carolina Bank acquisition. We acquired $585.4 million in deposits from the Carolina Bank acquisition, and of that, $497.0 million were in the transaction deposit categories.

While retail deposits (non-brokered) have experienced growth over recent periods, the loan growth we have experienced has exceeded the retail deposit growth. This is largely associated with our recent growth and expansion into the larger markets of North Carolina – Charlotte, Greensboro and Raleigh. When initially entering markets such as these, our experience has been that we are able to capture loan market share faster than deposit market share. This imbalance has resulted in higher use of brokered deposits and borrowings to fund the loan growth. Total brokered deposits amounted to $157.2 million at March 31, 2017, which is a 121% increase from the $71.1 million outstanding a year earlier. Borrowings have increased from $186.4 million to $290.4 million over that same period.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended March 31, 2017	As of/for the quarter ended December 31, 2016	As of/for the quarter ended March 31, 2016

Non-covered nonperforming assets
Nonaccrual loans	$25,684	27,468	41,411
Restructured loans – accruing	21,559	22,138	30,514
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	47,243	49,606	71,925
Foreclosed real estate	12,789	9,532	10,336
Total non-covered nonperforming assets	$60,032	59,138	82,261

Total covered nonperforming assets included above (1)	$—	—	10,698
Purchased credit impaired loans not included above (2)	$19,167	—	—

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.13%	0.12%	0.35%
Nonperforming loans to total loans	1.44%	1.83%	2.83%
Nonperforming assets to total assets	1.35%	1.64%	2.43%
Allowance for loan losses to total loans	0.72%	0.88%	1.05%
Allowance for loan losses to nonperforming loans	49.84%	47.94%	37.05%

(1)	All FDIC loss share agreements were terminated effective September 22, 2016 and, accordingly, assets previously covered under those agreements became non-covered on that date.
(2)	In the March 3, 2017 acquisition of Carolina Bank Holdings, Inc., the Company acquired $19.3 million in purchased credit impaired loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts, including $1.7 million in purchased credit impaired loans at March 31, 2017 that are contractually past due 90 days or more.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the weak economy experienced in much of our market associated with the onset of the recession in 2008, we experienced higher levels of loan losses, delinquencies and nonperforming assets compared to our historical averages. While economic conditions have improved recently and our asset quality has steadily improved, we continue to have elevated levels of nonperforming assets

As noted in the table above, at March 31, 2017, total nonaccrual loans amounted to $25.7 million, compared to $27.5 million at December 31, 2016 and $41.4 million at March 31, 2016. Nonaccrual loans have generally declined in recent years as our local economies have improved, and we continue to focus on resolving our problem assets.

Index

“Restructured loans – accruing”, or troubled debt restructurings (“TDRs”), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At March 31, 2017, total accruing TDRs amounted to $21.6 million, compared to $22.1 million at December 31, 2016 and $30.5 million at March 31, 2016.

Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $12.8 million at March 31, 2017, $9.5 million at December 31, 2016, and $10.3 million at March 31, 2016. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and the improvement in our overall asset quality. In the first quarter of 2017, we acquired Carolina Bank and assumed $3.1 million of foreclosed real estate in this transaction.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end, as classified for regulatory purposes:

($ in thousands)	At March 31, 2017	At December 31, 2016	At March 31, 2016
Commercial, financial, and agricultural	$1,368	1,842	2,514
Real estate – construction, land development, and other land loans	1,607	2,945	4,363
Real estate – mortgage – residential (1-4 family) first mortgages	15,833	16,017	20,689
Real estate – mortgage – home equity loans/lines of credit	2,238	2,355	3,129
Real estate – mortgage – commercial and other	4,577	4,208	10,483
Installment loans to individuals	61	101	233
Total nonaccrual loans	$25,684	27,468	41,411

Total covered nonaccrual loans included above	$—	—	5,670

The table above indicated decreases in most categories of nonaccrual loans. The decreases reflect stabilization in most of our market areas and our increased focus on the resolution of our nonperforming assets.

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At March 31, 2017	At December 31, 2016	At March 31, 2016
Vacant land	$4,977	3,221	4,061
1-4 family residential properties	4,864	4,345	3,872
Commercial real estate	2,948	1,966	2,403
Total foreclosed real estate	$12,789	9,532	10,336

Total covered foreclosed real estate included above	$—	—	1,569

Index

The following table presents geographical information regarding our nonperforming assets at March 31, 2017.

	As of March 31, 2017
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate

Region (1)
Eastern Region (NC)	$12,656	$753,000	1.7%	$1,133
Triangle Region (NC)	11,102	840,000	1.3%	2,356
Triad Region (NC)	9,840	941,000	1.0%	3,929
Charlotte Region (NC)	740	218,000	0.3%	371
Southern Piedmont Region (NC)	7,860	285,000	2.8%	1,483
Western Region (NC)	132	91,000	0.1%	1,028
South Carolina Region	2,111	131,000	1.6%	459
Virginia Region (2)	2,802	11,000	25.5%	2,030
Other	—	19,000	0.0%	—
Total	$47,243	$3,289,000	1.4%	$12,789

(1)	The counties comprising each region are as follows:

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

Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake

Triad North Carolina Region - Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly, Forsyth

Charlotte North Carolina Region - Iredell, Cabarrus, Rowan, Mecklenburg

Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland

Western North Carolina Region - Buncombe

South Carolina Region - Chesterfield, Dillon, Florence

Virginia Region - Wythe, Washington, Montgomery, Roanoke

(2)	As part of the terms of a July 2016 branch exchange where we divested all of our Virginia branches, loans classified as substandard or below were not exchanged between the banks.

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

We recorded a provision for loan losses of $0.7 million and $0.3 million for the first quarters of 2017 and 2016, respectively.

For periods prior to the third quarter of 2016, the Company’s provision for loan losses was disclosed in separate line items between covered loans and non-covered loans. Generally, we had recorded provisions for loan losses on non-covered loans as a result of net charge-offs and loan growth, while significant recoveries in our previously covered loan portfolios resulted in negative provisions for loan losses. Upon the termination of the FDIC loss share agreements effective September 22, 2016, all loans are classified as non-covered.

Index

For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries, and additions to the allowance for loan losses that have been charged to expense.

($ in thousands)	Three Months Ended March 31,	Twelve Months Ended December 31,	Three Months Ended March 31,
	2017	2016	2016
Loans outstanding at end of period	$3,289,355	2,710,712	2,539,353
Average amount of loans outstanding	$2,903,279	2,603,327	2,528,317

Allowance for loan losses, at beginning of year	$23,781	28,583	28,583
Provision (reversal) for loan losses	723	(23)	258
	24,504	28,560	28,841
Loans charged off:
Commercial, financial, and agricultural	(267)	(2,033)	(721)
Real estate – construction, land development & other land loans	(176)	(1,101)	(340)
Real estate – mortgage – residential (1-4 family) first mortgages	(894)	(3,894)	(2,030)
Real estate – mortgage – home equity loans / lines of credit	(231)	(1,010)	(485)
Real estate – mortgage – commercial and other	(326)	(1,088)	(248)
Installment loans to individuals	(311)	(1,288)	(280)
Total charge-offs	(2,205)	(10,414)	(4,104)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	274	817	116
Real estate – construction, land development & other land loans	491	2,690	1,142
Real estate – mortgage – residential (1-4 family) first mortgages	196	1,207	305
Real estate – mortgage – home equity loans / lines of credit	64	279	58
Real estate – mortgage – commercial and other	142	1,286	175
Installment loans to individuals	80	406	115
Total recoveries	1,247	6,685	1,911
Net charge-offs	(958)	(3,729)	(2,193)
Allowance removed related to sold loans	—	(1,050)	—
Allowance for loan losses, at end of period	$23,546	23,781	26,648

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.13%	0.14%	0.35%
Allowance for loan losses as a percent of loans at end of period	0.72%	0.88%	1.05%

Organic loan growth for the first three months of 2017 was $81.3 million compared to only $23.5 million in growth for the three months ended March 31, 2016, which resulted in an incremental provision for the loan losses attributable to loan growth. As it relates to asset quality trends, as shown in a table within Note 8 to the consolidated financial statements, our total classified and nonaccrual loans decreased from $99 million at December 31, 2016 to $96 million at March 31, 2017. Also, for the first three months of 2017, we recorded $1.0 million in net charge-offs, compared to $2.2 million for the same period of 2016.

The allowance for loan losses amounted to $23.5 million at March 31, 2017, compared to $23.8 million at December 31, 2016 and $26.6 million at March 31, 2016. The ratio of our allowance to total loans has declined from 1.05% at March 31, 2016 to 0.72% at March 31, 2017 as a result of the factors discussed above that impacted our provision for loan losses, as well as applicable accounting guidance that does not allow us to record an allowance for loan losses upon the acquisition of loans. Thus, no allowance for loan losses was recorded for the approximately $497 million in loans acquired in the Carolina Bank acquisition – instead the acquired loans were recorded at their fair value, which would include the consideration of any expected losses. See Critical Accounting Policies above for further discussion.

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

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at March 31, 2017, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2016.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $767 million line of credit with the Federal Home Loan Bank (of which $237 million was outstanding at March 31, 2017 and $225 million was outstanding at December 31, 2016), 2) a $35 million federal funds line with a correspondent bank (of which none was outstanding at March 31, 2017 or December 31, 2016), and 3) an approximately $101 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at March 31, 2017 or December 31, 2016). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $190 million at March 31, 2017 and $193 million at December 31, 2016, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $476 million at March 31, 2017 compared to $425 million at December 31, 2016.

Our overall liquidity decreased slightly since March 31, 2016 but remains sufficient. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased from 19.8% at March 31, 2016 to 19.2% at March 31, 2017.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2015, detail of which is presented in Table 18 on page 90 of our 2016 Annual Report on Form 10-K.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2017, and have no current plans to do so.

Capital Resources

We are regulated by the Board of Governors of the Federal Reserve Board (“Federal Reserve”) and are subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. Our banking subsidiary is also regulated by the North Carolina Office of the Commissioner of Banks. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Index

We must comply with regulatory capital requirements established by the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The capital standards require us to maintain minimum ratios of “Common Equity Tier 1” capital to total risk-weighted assets, “Tier 1” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common Equity Tier 1 capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital is comprised of Common Equity Tier 1 capital plus Additional Tier 1 Capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in Federal Reserve regulations.

The capital conservation buffer requirement began to be phased in on January 1, 2016, at 0.625% of risk weighted assets, and will increase each year until fully implemented at 2.5% in January 1, 2019.

In addition to the risk-based capital requirements described above, we are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3.00% to 5.00%, depending upon the institution’s composite ratings as determined by its regulators. The Federal Reserve has not advised us of any requirement specifically applicable to us.

At March 31, 2017, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2017	December 31, 2016	March 31, 2016

Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	10.33%	10.92%	11.35%
Minimum required Common equity Tier 1 capital	4.50%	4.50%	4.50%

Tier I capital to Tier 1 risk weighted assets	11.85%	12.49%	13.40%
Minimum required Tier 1 capital	6.00%	6.00%	6.00%

Total risk-based capital to Tier II risk weighted assets	12.56%	13.36%	14.45%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	11.05%	10.17%	10.40%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At March 31, 2017, our bank subsidiary exceeded the minimum ratios established by the regulatory authorities.

Our capital ratios are generally lower at March 31, 2017 compared to prior periods due to the acquisition of Carolina Bank in March 2017 (see Note 4 to the Consolidated Financial Statements for more information on this transaction).

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 7.79% at March 31, 2017 compared to 8.16% at December 31, 2016 and 8.24% at March 31, 2016.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On May 1, 2017, the Company announced the signing of a definitive merger agreement to acquire ASB Bancorp, Inc. the parent company of Asheville Savings Bank, SSB. Asheville Savings Bank currently operates 13 banking locations in the Asheville, Marion and Brevard markets. Asheville Savings Bank reported assets of $803 million, gross loans of $606 million and deposits of $682 million as of March 31, 2017. See Note 16 to the consolidated financial statements for additional information.

•	On April 24, 2017, First Bank opened a full service branch in Raleigh, North Carolina. The branch is located at 3110 Edwards Mill Road, Suite 150, Raleigh, North Carolina 27612. First Bank previously opened a loan production office in Raleigh in the first quarter of 2016.

•	On March 15, 2017, the Company announced a quarterly cash dividend of $0.08 cents per share payable on April 25, 2017 to shareholders of record on March 31, 2017. This is the same dividend rate as the Company declared in the first quarter of 2016.

•	On March 3, 2017, the Company completed its acquisition of Carolina Bank Holdings, Inc., headquartered in Greensboro, North Carolina, pursuant to an Agreement and Plan of Merger and Reorganization dated June 21, 2016. As of the acquisition date, Carolina Bank had total assets of $682 million, including $497 million in loans and $585 million in deposits.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first three months of 2017. At March 31, 2017, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.03% (realized in 2016) to a high of 4.92% (realized in 2013). Up until the end of 2015, the prime rate of interest had remained at 3.25% since 2008. In response to Federal Reserve actions, the prime rate increased to 3.50% on December 17, 2015, to 3.75% on December 15, 2016, and to 4.00% on March 16, 2017. The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At March 31, 2017, approximately 75% of our interest-earning assets were subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). At March 31, 2017, we had $856 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2017 are deposits totaling $1.92 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

While there have been periods in the last few years that the yield curve has steepened somewhat, and has shown recent signs of steepening, it currently remains relatively flat. This flat yield curve and the intense competition for high-quality loans in our market areas have limited our ability to charge higher rates on loans, and thus we continue to experience challenges in increasing our loan yields and net interest margin.

As it relates to deposits, the Federal Reserve made no changes to the short term interest rates it sets directly from 2008 until December 2015, and during that time we were able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as our average funding rate approached zero several years ago, meaningful further declines were not possible. Thus far, the three interest rate increases initiated by the Federal Reserve over the past 15 months have not resulted in significant competitive pressure to increase deposit rates.

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans, which amounted to $1.4 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired accruing loans amounted to $18.4 million at March 31, 2017.

Based on our most recent interest rate modeling, which assumes one interest rate increase for the remainder of 2017 (federal funds rate = 1.25%, prime = 4.25%), we project that our net interest margin will likely remain fairly stable for the remainder of the year. We expect the yields we earn on excess cash and investment security yields to increase as a result of the recent rate increases, while we expect loan yields to be stable, and deposit rates to gradually rise.

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

Item 1A – Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in the forepart of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2017 to January 31, 2017	—	—	—	214,241
February 1, 2017 to February 28, 2017	—	—	—	214,241
March 1, 2017 to March 31, 2017	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

Index

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. In February 2017, 1,829 shares of our common stock, with a market price of $19.61 per share, were used to satisfy an exercise of options.

During the three months ended March 31, 2017, there were no unregistered sales of the Company’s securities.

Item 5 – Other Information

Second Amended and Restated Bylaws

Effective March 3, 2017, the Company’s Board of Directors amended and restated the bylaws for the second time (as so amended and restated, the “Second Amended and Restated Bylaws”). The Second Amended and Restated Bylaws replace and supersede in their entirety the then existing Amended and Restated Bylaws of the Company (the “Prior Bylaws”) Substantive amendments to the Prior Bylaws include:

•	Number of Directors. The Prior Bylaws provided that the Company’s Board of Directors would consist of not less than three (3) nor more than eighteen (18) directors. The Second Amended and Restated Bylaws increase these numbers to not less than seven (7) nor more than twenty-five (25) directors.

•	Age of Directors. The Prior Bylaws provided that no individual could serve on the Board of Directors at any time after such individual’s seventy-fifth (75th) birthday. The Second Amended and Restated Bylaws reduce the maximum age at which a director may stand for election to seventy-two (72), absent specific approval of an exception by the Board.

•	Notice of Director Nominations by Shareholders. The Prior Bylaws provided that a shareholder wishing to nominate a director had to provide the Company notice not less than sixty (60) nor more than ninety (90) days prior to the first anniversary of the preceding year’s annual meeting. The Second Amended and Restated Bylaws change this notice period to not less than fifty (50) nor more than seventy-five (75) days before the first anniversary of the date of the Company’s proxy statement in connection with the last meeting of shareholders called for the election of directors.

•	Cumulative Voting. The Prior Bylaws provided that shareholders could cumulate their votes for the election of directors if the proxy statement so provided or if the shareholder wishing to do so gave notice of such intent. This right has been eliminated by the Second Amended and Restated Bylaws to be consistent with Section 55-7-28(e) of the North Carolina Business Corporation Act, which effectively eliminated cumulative voting for most publicly-traded North Carolina corporations.

The Second Amended and Restated Bylaws also contain various technical, conforming and clarifying changes that more accurately reflect the currently applicable provisions of the North Carolina Business Corporation Act and the Company’s governance practices.

The foregoing description is a summary and does not purport to be a complete description of the Second Amended and Restated Bylaws and is qualified in its entirety by reference to the text of the Company’s Second Amended and Restated Bylaws, which were filed as Exhibit 4.1 to the Company’s Current Report Form 8-K filed on March 9, 2017 and are incorporated herein by reference.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have Securities and Exchange Commission File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

Index

2.a	Purchase and Assumption Agreement dated as of March 3, 2016 between First Bank (as Seller) and First Community Bank (as Purchaser) was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.b	Purchase and Assumption Agreement dated as of March 3, 2016 between First Community Bank (as Seller) and First Bank (as Purchaser) was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.c	Merger Agreement between First Bancorp and Carolina Bank Holdings, Inc. dated June 21, 2016 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016, and is incorporated herein by reference.

2.d	Merger Agreement between First Bancorp and ASB Bancorp, Inc. dated May 1, 2017 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 1, 2017, and is incorporated herein by reference

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Second Amended and Restated Bylaws of the Company were filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2017, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 10, 2017	BY:/s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer
(Principal Executive Officer),
Treasurer and Director

May 10, 2017	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer