Form 10-Q
period 2017-06-30
FIRST BANCORP /NC/
filed 2017-08-09
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter. ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

The number of shares of the registrant's Common Stock outstanding on July 31, 2017 was 24,678,295.

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

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	June 30, 2017	December 31, 2016 (audited)	June 30, 2016
ASSETS
Cash and due from banks, noninterest-bearing	$80,234	71,645	58,956
Due from banks, interest-bearing	337,326	234,348	189,404
Federal funds sold	—	—	143
Total cash and cash equivalents	417,560	305,993	248,503

Securities available for sale	207,496	199,329	219,762
Securities held to maturity (fair values of $129,697, $130,195, and $146,099)	127,866	129,713	142,073

Presold mortgages in process of settlement	13,071	2,116	4,104

Loans – non-covered	3,375,976	2,710,712	2,519,747
Loans – covered by FDIC loss share agreement	—	—	78,387
Total loans	3,375,976	2,710,712	2,598,134
Allowance for loan losses	(24,025)	(23,781)	(26,023)
Net loans	3,351,951	2,686,931	2,572,111

Premises and equipment	96,605	75,351	76,991
Accrued interest receivable	10,830	9,286	9,152
FDIC indemnification asset	—	—	5,157
Goodwill	139,124	75,042	73,541
Other intangible assets	12,132	4,433	3,612
Foreclosed real estate	11,196	9,532	10,606
Bank-owned life insurance	87,501	74,138	73,098
Other assets	53,288	42,998	27,836
Total assets	$4,528,620	3,614,862	3,466,546

LIABILITIES
Deposits: Noninterest bearing checking accounts	$990,004	756,003	709,887
Interest bearing checking accounts	728,973	635,431	636,316
Money market accounts	782,963	685,331	639,849
Savings accounts	411,814	209,074	197,445
Time deposits of $100,000 or more	479,839	422,687	412,564
Other time deposits	250,737	238,827	275,959
Total deposits	3,644,330	2,947,353	2,872,020
Borrowings	355,405	271,394	206,394
Accrued interest payable	1,014	539	586
Other liabilities	27,220	27,475	25,932
Total liabilities	4,027,969	3,246,761	3,104,932

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series C, convertible, issued & outstanding: none, none, and 728,706 shares	—	—	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 24,678,295, 20,844,505, and 20,087,942 shares	262,901	147,287	139,832
Retained earnings	240,682	225,921	216,223
Stock in rabbi trust assumed in acquisition	(4,257)	—	—
Rabbi trust obligation	4,257	—	—
Accumulated other comprehensive income (loss)	(2,932)	(5,107)	(1,728)
Total shareholders’ equity	500,651	368,101	361,614
Total liabilities and shareholders’ equity	$4,528,620	3,614,862	3,466,546

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$39,656	30,809	73,359	60,382
Interest on investment securities:
Taxable interest income	2,002	1,961	3,826	3,784
Tax-exempt interest income	427	432	870	877
Other, principally overnight investments	742	177	1,240	399
Total interest income	42,827	33,379	79,295	65,442

INTEREST EXPENSE
Savings, checking and money market accounts	685	409	1,207	803
Time deposits of $100,000 or more	874	622	1,588	1,274
Other time deposits	173	255	339	529
Borrowings	1,179	555	1,949	1,103
Total interest expense	2,911	1,841	5,083	3,709

Net interest income	39,916	31,538	74,212	61,733
Provision for loan losses – non-covered	—	489	723	2,109
Provision (reversal) for loan losses – covered	—	(770)	—	(2,132)
Total provision (reversal) for loan losses	—	(281)	723	(23)
Net interest income after provision (reversal) for loan losses	39,916	31,819	73,489	61,756

NONINTEREST INCOME
Service charges on deposit accounts	2,966	2,565	5,580	5,250
Other service charges, commissions and fees	3,554	3,043	6,727	5,873
Fees from presold mortgage loans	1,511	410	2,279	781
Commissions from sales of insurance and financial products	1,038	937	1,878	1,875
SBA consulting fees	1,050	720	2,310	720
SBA loan sale gains	927	—	1,549	—
Bank-owned life insurance income	580	504	1,088	1,012
Foreclosed property gains (losses), net	(248)	(133)	(223)	77
FDIC indemnification asset income (expense), net	—	(2,178)	—	(4,544)
Securities gains (losses), net	—	—	(235)	3
Other gains (losses), net	497	51	731	(126)
Total noninterest income	11,875	5,919	21,684	10,921

NONINTEREST EXPENSES
Salaries	16,299	12,560	30,249	24,035
Employee benefits expense	3,769	2,578	7,490	5,284
Total personnel expense	20,068	15,138	37,739	29,319
Net occupancy expense	2,358	1,843	4,542	3,786
Equipment related expenses	1,363	919	2,421	1,789
Merger and acquisition expenses	1,122	485	3,495	686
Intangibles amortization expense	1,031	261	1,607	447
Other operating expenses	9,142	7,501	17,352	14,893
Total noninterest expenses	35,084	26,147	67,156	50,920

Income before income taxes	16,707	11,591	28,017	21,757
Income tax expense	5,553	3,952	9,308	7,281

Net income	11,154	7,639	18,709	14,476

Preferred stock dividends	—	(59)	—	(117)

Net income available to common shareholders	$11,154	7,580	18,709	14,359

Earnings per common share:
Basic	$0.45	0.38	0.80	0.72
Diluted	0.45	0.37	0.80	0.70

Dividends declared per common share	$0.08	0.08	0.16	0.16

Weighted average common shares outstanding:
Basic	24,593,307	19,921,413	23,288,635	19,852,580
Diluted	24,671,550	20,693,644	23,368,503	20,627,012

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands-unaudited)	2017	2016	2017	2016

Net income	$11,154	7,639	18,709	14,476
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	1,989	2,071	3,102	2,888
Tax (expense) benefit	(737)	(807)	(1,144)	(1,126)
Reclassification to realized (gains) losses	—	—	235	(3)
Tax expense (benefit)	—	—	(87)	1
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	54	51	105	102
Tax expense (benefit)	(16)	(20)	(36)	(40)
Other comprehensive income (loss)	1,290	1,295	2,175	1,822
Comprehensive income	$12,444	8,934	20,884	16,298

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Common Stock		Retained	Stock in Directors’ Rabbi	Directors’ Deferred Fees	Accumulated Other Compre- hensive Income	Total Share- holders’
	Stock	Shares	Amount	Earnings	Trust	Obligation	(Loss)	Equity

Balances, January 1, 2016	$7,287	19,748	$133,393	205,060	—	—	(3,550)	342,190

Net income				14,476				14,476
Cash dividends declared ($0.16 per common share)				(3,196)				(3,196)
Preferred dividends				(117)				(117)
Equity issued pursuant to acquisition		279	5,509					5,509
Stock option exercises		23	375					375
Stock-based compensation		38	555					555
Other comprehensive income (loss)							1,822	1,822

Balances, June 30, 2016	$7,287	20,088	$139,832	216,223	—	—	(1,728)	361,614

Balances, January 1, 2017	$—	20,845	$147,287	225,921	—	—	(5,107)	368,101

Net income				18,709				18,709
Cash dividends declared ($0.16 per common share)				(3,948)				(3,948)
Equity issued pursuant to acquisition		3,799	114,478		(7,688)	7,688		114,478
Payment of deferred fees					3,431	(3,431)		—
Stock option exercises		16	287					287
Stock-based compensation		18	849					849
Other comprehensive income (loss)							2,175	2,175

Balances, June 30, 2017	$—	24,678	$262,901	240,682	(4,257)	4,257	(2,932)	500,651

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2017	2016
Cash Flows From Operating Activities
Net income	$18,709	14,476
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	723	(23)
Net security premium amortization	1,470	1,523
Loan discount accretion	(3,328)	(2,731)
Purchase accounting accretion and amortization, net	(122)	4,020
Foreclosed property losses and write-downs (gains), net	223	(77)
Loss (gain) on securities available for sale	235	(3)
Other losses (gains)	(731)	126
Decrease (increase) in net deferred loan costs	759	(201)
Depreciation of premises and equipment	2,708	2,244
Stock-based compensation expense	683	380
Amortization of intangible assets	1,607	447
Fees/gains from sale of presold mortgage and SBA loans	(3,828)	(781)
Origination of presold mortgages in process of settlement and SBA loans	(136,886)	(32,046)
Proceeds from sales of presold mortgages in process of settlement and SBA loans	130,246	33,081
Decrease (increase) in accrued interest receivable	(27)	14
Decrease in other assets	2,810	11,116
Increase in accrued interest payable	211	1
Decrease in other liabilities	(11,886)	(651)
Net cash provided by operating activities	3,576	30,915

Cash Flows From Investing Activities
Purchases of securities available for sale	(29,809)	(99,896)
Purchases of securities held to maturity	(291)	—
Proceeds from maturities/issuer calls of securities available for sale	15,497	47,846
Proceeds from maturities/issuer calls of securities held to maturity	13,683	11,796
Proceeds from sales of securities available for sale	45,601	8
Purchases of Federal Reserve and Federal Home Loan Bank stock, net	(6,527)	(988)
Net increase in loans	(162,197)	(82,723)
Payments related to FDIC loss share agreements	—	(738)
Proceeds from sales of foreclosed real estate	4,610	3,375
Purchases of premises and equipment	(2,135)	(3,695)
Proceeds from sales of premises and equipment	—	21
Net cash received (paid) in acquisition	56,185	(2,519)
Net cash used by investing activities	(65,383)	(127,513)

Cash Flows From Financing Activities
Net increase in deposits	111,756	60,735
Net increase in borrowings	64,973	20,000
Cash dividends paid – common stock	(3,642)	(3,160)
Cash dividends paid – preferred stock	—	(117)
Proceeds from stock option exercises	287	375
Net cash provided by financing activities	173,374	77,833

Increase (decrease) in cash and cash equivalents	111,567	(18,765)
Cash and cash equivalents, beginning of period	305,993	267,268

Cash and cash equivalents, end of period	$417,560	248,503

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$4,872	3,708
Income taxes	8,570	(933)
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	2,106	1,760
Foreclosed loans transferred to other real estate	3,415	3,910

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended June 30, 2017 and 2016

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2017 and 2016 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2017 and 2016. All such adjustments were of a normal, recurring nature. Reference is made to the 2016 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

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

Index

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

Index

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

Index

In May 2017, the FASB amended the requirements in the Compensation—Stock Compensation Topic of the Accounting Standards Codification related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended June 30, 2016 have been reclassified to conform to the presentation for June 30, 2017. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

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

(2)	On May 5, 2016, the Company completed the acquisition of SBA Complete, Inc. (“SBA Complete”). The results of SBA Complete are included in First Bancorp’s results beginning on the May 5, 2016 acquisition date. SBA Complete is a consulting firm that specializes in consulting with financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. The deal value was approximately $8.5 million with the Company paying $1.5 million in cash and issuing 199,829 shares of its common stock, which had a value of approximately $4.0 million. Per the terms of the agreement, the Company recorded an earn-out liability initially valued at $3.0 million, which will be paid in shares of Company stock in annual distributions over a three-year period if pre-determined goals are met for those three years.

This acquisition has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of SBA Complete were recorded based on estimates of fair values, which according to applicable accounting guidance, are subject to change for twelve months following the acquisition. In connection with this transaction, the Company originally recorded $5.6 million in goodwill, which was non-deductible for tax purposes, and $2.0 million in other amortizable intangible assets.

Index

In the second quarter of 2017, the Company recorded a measurement period adjustment to reduce the earn-out liability and goodwill by $1.2 million.

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

The branch acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of the acquired branches were recorded on the Company’s balance sheet at their fair values as of July 15, 2016 and are subject to change for twelve months following the acquisition. The related results of operations for the acquired branches have been included in the Company’s consolidated statement of income since that date. The goodwill recorded in the branch exchange is deductible for tax purposes.

(4)	On March 3, 2017, the Company completed the acquisition of Carolina Bank Holdings, Inc. (“Carolina Bank”), headquartered in Greensboro, North Carolina, pursuant to an Agreement and Plan of Merger and Reorganization dated June 21, 2016. The results of Carolina Bank are included in First Bancorp’s results for the period ended June 30, 2017 beginning on the March 3, 2017 acquisition date.

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

Index

This acquisition has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Carolina Bank were recorded based on estimates of fair values as of March 3, 2017. The Company may change its valuations of acquired Carolina Bank assets and liabilities for up to one year after the acquisition date. The table below is a condensed balance sheet disclosing the amount assigned to each major asset and liability category of Carolina Bank on March 3, 2017, and the related fair value adjustments recorded by the Company to reflect the acquisition. The $65.3 million in goodwill that resulted from this transaction is non-deductible for tax purposes.

($ in thousands)	As Recorded by Carolina Bank	Initial Fair Value Adjustments		Measurement Period Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$81,466	(2)	(a)	—		81,464
Securities	49,629	(261)	(b)	—		49,368
Loans, gross	505,560	(5,469)	(c)	146	(l)	497,522
		(2,715)	(d)	—
Allowance for loan losses	(5,746)	5,746	(e)	—		—
Premises and equipment	17,967	4,251	(f)	—		22,218
Core deposit intangible	—	8,790	(g)	—		8,790
Other	34,976	(4,804)	(h)	2,382	(m)	32,554
Total	683,852	5,536		2,528		691,916

Liabilities
Deposits	$584,950	431	(i)	—		585,381
Borrowings	21,855	(2,855)	(j)	—		19,000
Other	12,855	225	(k)	—		13,080
Total	619,660	(2,199)		—		617,461

Net identifiable assets acquired						74,455

Total cost of acquisition
Value of stock issued		$114,478
Cash paid in the acquisition		25,279
Total cost of acquisition						139,757

Goodwill recorded related to acquisition of Carolina Bank						$65,302

Explanation of Fair Value Adjustments

(a)	This adjustment was recorded to a short-term investment to its estimated fair value.
(b)	This fair value adjustment was recorded to adjust the securities portfolio to its estimated fair value.
(c)	This fair value adjustment represents the amount necessary to reduce performing loans to their fair value due to interest rate factors and credit factors. Assuming the loans continue to perform, this amount will be amortized to increase interest income over the remaining lives of the related loans.
(d)	This fair value adjustment was recorded to write-down purchased credit impaired loans assumed in the acquisition to their estimated fair market value.
(e)	This fair value adjustment reduced the allowance for loan losses to zero as required by relevant accounting guidance.
(f)	This adjustment represents the amount necessary to increase premises and equipment from its book value on the date of acquisition to its estimated fair market value.
(g)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as expense on an accelerated basis over seven years.
(h)	This fair value adjustment primarily represents the net deferred tax liability associated with the other fair value adjustments made to record the transaction.
(i)	This fair value adjustment was recorded because the weighted average interest rate of Carolina Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount will be amortized to reduce interest expense on an accelerated basis over their remaining five year life.
(j)	This fair value adjustment was primarily recorded because the interest rate of Carolina Bank’s trust preferred security was less than the current interest rate on similar instruments. This amount will be amortized on approximately a straight-line basis to increase interest expense over the remaining life of the related borrowing, which is 18 years.

Index

(k)	This fair value adjustment represents miscellaneous adjustments needed to record assets and liabilities at their fair value.
(l)	This fair value adjustment was a miscellaneous adjustment to increase the initial fair value of gross loans.
(m)	This fair value adjustment relates to changes in the estimate of deferred tax assets/liabilities associated with the acquisition.

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

($ in thousands, except share data)	Carolina Bank earnings - March 3, 2017 to June 30, 2017 - included in Company’s earnings for the six months ended June 30, 2017	Pro Forma Combined Six Months Ended June 30, 2017	Pro Forma Combined Six Months Ended June 30, 2016
Net interest income	$8,778	78,260	73,533
Noninterest income	1,871	22,874	16,479
Total revenue	10,649	101,134	90,012

Net income available to common shareholders	2,275	21,229	11,264

Earnings per common share
Basic		$0.86	0.48
Diluted		0.86	0.46

For purposes of the supplemental pro forma information, merger-related expenses of $3.2 million that are reflected in the Company’s consolidated statements of income for the six months ended June 30, 2017 and $4.6 million of merger-related expenses that were recorded by Carolina Bank in 2017 prior to the merger date were reflected in the pro forma presentation for 2016.

Note 5 – Equity-Based Compensation Plans

The Company recorded total stock-based compensation expense of $479,000 and $258,000 for the three months ended June 30, 2017 and 2016, respectively, and $657,000 and $380,000 for the six months ended June 30, 2017 and 2016, respectively. Of the $657,000 in expense that was recorded in 2017, approximately $320,000 related to the June 1, 2017 director grants, which is classified as “other operating expenses” in the Consolidated Statements of Income. The remaining $337,000 in expense relates to the employee grants discussed below and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $243,000 and $148,000 of income tax benefits related to stock based compensation expense in the income statement for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan and the First Bancorp 2007 Equity Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of June 30, 2017, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 836,206 shares remaining available for grant.

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

Index

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

The Company typically grants shares of common stock to each non-employee director in June of each year. On June 1, 2017, the Company granted 11,190 shares of common stock to non-employee directors (1,119 shares per director), at a fair market value of $28.59 per share, which was the closing price of the Company’s common stock on that date, which resulted in $320,000 in expense. On June 1, 2016, the Company granted 6,584 shares of common stock to non-employee directors (823 shares per director), at a fair market value of $19.56 per share, which was the closing price of the Company’s common stock on that date, which resulted in $129,000 in expense.

The Company’s senior officers receive their annual bonus earned under the Company’s annual incentive plan in a mix of 50% cash and 50% stock, with the stock being subject to a three year vesting term. In the last three years, a total of 55,648 shares of restricted stock have been granted related to performance in the preceding fiscal years. Total compensation expense associated with those grants was $758,000 and is being recognized over the respective vesting periods. The Company recorded $66,000 and $55,000 in compensation expense during the three months ended June 30, 2017 and 2016, respectively, and $151,000 and $111,000 for the six months ended June 30, 2017 and 2016, respectively, related to these grants and expects to record $66,000 in compensation expense during each remaining quarter of 2017.

In the last three years, the Compensation Committee also granted 97,799 shares of stock to various employees of the Company to promote retention. The total value associated with these grants amounted to $1.8 million, which is being recorded as an expense over their three year vesting periods. For the three months ended June 30, 2017 and 2016, total compensation expense related to these grants was $89,000 and $69,000, respectively, and for the six months ended June 30, 2017 and 2016, total compensation expense was $186,000 and $139,000, respectively. The Company expects to record $82,000 in compensation expense during each remaining quarter of 2017. All grants were issued based on the closing price of the Company’s common stock on the date of the grant.

The following table presents information regarding the activity for the first six months of 2017 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2017	91,790	$18.65

Granted during the period	16,062	29.99
Vested during the period	(2,282)	18.27
Forfeited or expired during the period	(8,535)	18.34

Nonvested at June 30, 2017	97,035	$20.56

In years prior to 2009, stock options were a primary form of equity grant utilized by the Company. The stock options had a term of ten years. In a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

At June 30, 2017, there were 40,689 stock options outstanding related to the two First Bancorp plans, with exercise prices ranging from $14.35 to $16.81.

Index

The following table presents information regarding the activity for the first six months of 2017 related to the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2017	59,948	$17.18

Granted	—	—
Exercised	(19,259)	19.44		$193,844
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2017	40,689	$16.11	1.2	$618,483

Exercisable at June 30, 2017	40,689	$16.11	1.2	$618,483

During the three and six months ended June 30, 2017, the Company received $242,000 and $287,000, respectively, as a result of stock option exercises. During the three and six months ended June 30, 2016, the Company received $248,000 and $375,000, respectively, as a result of stock option exercises.

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

Index

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended June 30,
	2017			2016
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$11,154	24,593,307	$0.45	$7,580	19,921,413	$0.38

Effect of Dilutive Securities	—	78,243		59	772,231

Diluted EPS per common share	$11,154	24,671,550	$0.45	$7,639	20,693,644	$0.37

	For the Six Months Ended June 30,
	2017			2016
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$18,709	23,288,635	$0.80	$14,359	19,852,580	$0.72

Effect of Dilutive Securities	—	79,868		117	774,432

Diluted EPS per common share	$18,709	23,368,503	$0.80	$14,476	20,627,012	$0.70

For both the three and six months ended June 30, 2017, there were no options that were antidilutive. For both the three and six months ended June 30, 2016, there were 16,250 options that were antidilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities.

Note 7 – Securities

The book values and approximate fair values of investment securities at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017				December 31, 2016
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$16,498	16,498	7	(7)	17,497	17,490	—	(7)
Mortgage-backed securities	156,934	156,601	647	(980)	151,001	148,065	155	(3,091)
Corporate bonds	33,812	34,397	650	(65)	33,833	33,600	91	(324)
Equity securities	—	—	—	—	83	174	96	(5)
Total available for sale	$207,244	207,496	1,304	(1,052)	202,414	199,329	342	(3,427)

Securities held to maturity:
Mortgage-backed securities	$72,257	72,005	10	(262)	80,585	79,283	—	(1,302)
State and local governments	55,609	57,692	2,090	(7)	49,128	50,912	1,815	(31)
Total held to maturity	$127,866	129,697	2,100	(269)	129,713	130,195	1,815	(1,333)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations.

Index

The following table presents information regarding securities with unrealized losses at June 30, 2017:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$7,991	7	—	—	7,991	7
Mortgage-backed securities	131,117	865	16,909	377	148,026	1,242
Corporate bonds	—	—	935	65	935	65
State and local governments	817	7	—	—	817	7
Total temporarily impaired securities	$139,925	879	17,844	442	157,769	1,321

The following table presents information regarding securities with unrealized losses at December 31, 2016:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$7,990	7	—	—	7,990	7
Mortgage-backed securities	196,999	3,841	19,001	552	216,000	4,393
Corporate bonds	27,027	259	935	65	27,962	324
Equity securities	—	—	7	5	7	5
State and local governments	801	31	—	—	801	31
Total temporarily impaired securities	$232,817	4,138	19,943	622	252,760	4,760

In the above tables, all of the non-equity securities that were in an unrealized loss position at June 30, 2017 and December 31, 2016 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

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

The book values and approximate fair values of investment securities at June 30, 2017, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	1,873	1,888
Due after one year but within five years	16,498	16,498	23,718	24,580
Due after five years but within ten years	28,812	29,287	24,251	25,405
Due after ten years	5,000	5,110	5,767	5,819
Mortgage-backed securities	156,934	156,601	72,257	72,005
Total securities	$207,244	207,496	127,866	129,697

At June 30, 2017 and December 31, 2016 investment securities with carrying values of $183,529,000 and $147,009,000, respectively, were pledged as collateral for public deposits.

In the first six months of 2017, the Company received proceeds from sales of securities of $45,601,000 and recorded losses of $235,000 from the sales. In the first half of 2016, the Company received proceeds from sales of securities of $8,000 and recorded $3,000 in gains from the sales.

Index

Included in “other assets” in the Consolidated Balance Sheets are cost method investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Richmond (“FRB”) stock totaling $26,353,000 and $19,826,000 at June 30, 2017 and December 31, 2016, respectively. The FHLB stock had a cost and fair value of $16,702,000 and $12,588,000 at June 30, 2017 and December 31, 2016, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $9,651,000 and $7,238,000 at June 30, 2017 and December 31, 2016, respectively. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

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

On March 3, 2017, the Company acquired Carolina Bank (see Note 4 for more information). As a result of this acquisition, the Company recorded loans with a fair value of $497.5 million. Of those loans, $19.3 million were considered to be purchased credit impaired (“PCI”) loans, which are loans for which it is probable at acquisition date that all contractually required payments will not be collected. The remaining loans are considered to be purchased non-impaired loans and their related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan.

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

($ in thousands)	Carolina Bank Acquisition on March 3, 2017
Contractually required payments	$569,980
Fair value of acquired loans at acquisition date	478,515
Contractual cash flows not expected to be collected	3,650

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2017		December 31, 2016		June 30, 2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$383,834	11%	$261,813	9%	$244,862	9%
Real estate – construction, land development & other land loans	446,661	13%	354,667	13%	310,993	12%
Real estate – mortgage – residential (1-4 family) first mortgages	783,759	23%	750,679	28%	751,446	29%
Real estate – mortgage – home equity loans / lines of credit	320,953	10%	239,105	9%	238,794	9%
Real estate – mortgage – commercial and other	1,384,569	41%	1,049,460	39%	1,000,578	39%
Installment loans to individuals	57,008	2%	55,037	2%	50,387	2%
Subtotal	3,376,784	100%	2,710,761	100%	2,597,060	100%
Unamortized net deferred loan costs (fees)	(808)		(49)		1,074
Total loans	$3,375,976		$2,710,712		$2,598,134

The following is a summary of the major categories of loans outstanding allocated to the non-covered and covered loan portfolios for periods when the FDIC loss share agreements were in effect at June 30, 2016. There were no covered loans at June 30, 2017 or December 31, 2016.

($ in thousands)	June 30, 2016
	Non-covered	Covered	Total

Commercial, financial, and agricultural	$244,862	—	$244,862
Real estate – construction, land development & other land loans	310,832	161	310,993
Real estate – mortgage – residential (1-4 family) first mortgages	683,367	68,079	751,446
Real estate – mortgage – home equity loans / lines of credit	228,906	9,888	238,794
Real estate – mortgage – commercial and other	1,000,319	259	1,000,578
Installment loans to individuals	50,387	—	50,387
Subtotal	2,518,673	78,387	2,597,060
Unamortized net deferred loan costs	1,074	—	1,074
Total	$2,519,747	78,387	$2,598,134

The following presents the carrying amount of the covered loans at June 30, 2016 detailed by purchased credit impaired and purchased non-impaired loans (as determined on the date of the acquisition). There were no covered loans at June 30, 2017 or December 31, 2016.

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

Index

The following table presents information regarding covered purchased non-impaired loans since January 1, 2016. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond. All balances of covered loans were transferred to non-covered as of the termination of the loss share agreements.

($ in thousands)
Carrying amount of nonimpaired covered loans at January 1, 2016	$101,252
Principal repayments	(7,997)
Transfers to foreclosed real estate	(1,036)
Net loan recoveries	1,784
Accretion of loan discount	1,908
Transfer to non-covered loans due to expiration of loss-share agreement, April 1, 2016	(17,530)
Transfer to non-covered loans due to termination of loss-share agreements, September 22, 2016	(78,381)
Carrying amount of nonimpaired covered loans at December 31, 2016	$—

The following table presents information regarding all PCI loans since January 1, 2016.

($ in thousands) Purchased Credit Impaired Loans	Accretable Yield	Carrying Amount
Balance at January 1, 2016	$—	1,970
Change due to payments received	—	(1,386)
Change due to loan charge-off	—	(70)
Balance at December 31, 2016	$—	514
Additions due to acquisition of Carolina Bank	3,617	19,254
Accretion	(871)	871
Change due to payments received	—	(3,317)
Transfer to foreclosed real estate	—	(69)
Other	—	(407)
Balance at June 30, 2017	$2,746	16,846

During the first six months of 2017, the Company received $564,000 in payments that exceeded the carrying amount of the related purchased credit impaired loans, of which $558,000 was recognized as loan discount accretion income and $6,000 was recorded as additional loan interest income. During the first six months of 2016, the Company received $1,108,000 in payments that exceeded the carrying amount of the related purchased credit impaired loans, of which $780,000 was recognized as loan discount accretion income, $295,000 was recorded as additional loan interest income, and $33,000 was recorded as a recovery.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	June 30, 2017	December 31, 2016	June 30, 2016

Nonperforming assets
Nonaccrual loans	$22,795	27,468	37,975
Restructured loans - accruing	21,019	22,138	29,271
Accruing loans > 90 days past due	—	—	—
Total nonperforming loans	43,814	49,606	67,246
Foreclosed real estate	11,196	9,532	10,606
Total nonperforming assets	$55,010	59,138	77,852

Total covered nonperforming assets included above (1)	$—	—	8,024
Purchased credit impaired loans not included above (2)	$16,846	—	—

(1) All FDIC loss share agreements were terminated effective September 22, 2016 and, accordingly, assets previously covered under those agreements become non-covered on that date.

(2) In the March 3, 2017 acquisition of Carolina Bank Holdings, Inc., the Company acquired $19.3 million in purchased credit impaired loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $0.4 million in purchased credit impaired loans at June 30, 2017 that are contractually past due 90 days or more.

Index

At June 30, 2017 and December 31, 2016, the Company had $1.1 million and $1.7 million in residential mortgage loans in process of foreclosure, respectively.

The following is a summary of the Company’s nonaccrual loans by major categories.

($ in thousands)	June 30, 2017	December 31, 2016
Commercial, financial, and agricultural	$1,027	1,842
Real estate – construction, land development & other land loans	1,007	2,945
Real estate – mortgage – residential (1-4 family) first mortgages	15,262	16,017
Real estate – mortgage – home equity loans / lines of credit	1,942	2,355
Real estate – mortgage – commercial and other	3,451	4,208
Installment loans to individuals	106	101
Total	$22,795	27,468

The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2017.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$236	20	—	1,027	382,282	383,565
Real estate – construction, land development & other land loans	1,040	174	—	1,007	443,985	446,206
Real estate – mortgage – residential (1-4 family) first mortgages	2,847	2,784	—	15,262	759,414	780,307
Real estate – mortgage – home equity loans / lines of credit	1,018	54	—	1,942	317,214	320,228
Real estate – mortgage – commercial and other	1,094	72	—	3,451	1,368,065	1,372,682
Installment loans to individuals	115	85	—	106	56,644	56,950
Purchased credit impaired	132	5	430	—	16,279	16,846
Total	$6,482	3,194	430	22,795	3,343,883	3,376,784
Unamortized net deferred loan fees						(808)
Total loans						$3,375,976

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2016.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$92	—	—	1,842	259,879	261,813
Real estate – construction, land development & other land loans	473	168	—	2,945	351,081	354,667
Real estate – mortgage – residential (1-4 family) first mortgages	4,487	443	—	16,017	729,732	750,679
Real estate – mortgage – home equity loans / lines of credit	1,751	178	—	2,355	234,821	239,105
Real estate – mortgage – commercial and other	1,482	449	—	4,208	1,042,807	1,048,946
Installment loans to individuals	186	193	—	101	54,557	55,037
Purchased credit impaired	—	—	—	—	514	514
Total	$8,471	1,431	—	27,468	2,673,391	2,710,761
Unamortized net deferred loan fees						(49)
Total loans						$2,710,712

Index

The following table presents the activity in the allowance for loan losses for all loans for the three and six months ended June 30, 2017.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo- cated	Total

As of and for the three months ended June 30, 2017
Beginning balance	$3,792	2,764	7,376	2,138	5,979	1,067	430	23,546
Charge-offs	(814)	(92)	(353)	(347)	(88)	(172)	—	(1,866)
Recoveries	220	981	440	65	555	84	—	2,345
Provisions	232	(977)	(378)	201	(293)	95	1,120	—
Ending balance	$3,430	2,676	7,085	2,057	6,153	1,074	1,550	24,025

As of and for the six months ended June 30, 2017

Beginning balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	23,781
Charge-offs	(1,204)	(269)	(1,247)	(578)	(414)	(359)	—	(4,071)
Recoveries	518	1,471	636	130	698	139	—	3,592
Provisions	287	(1,217)	(8)	85	771	149	656	723
Ending balance	$3,430	2,676	7,085	2,057	6,153	1,074	1,550	24,025

Ending balances as of June 30, 2017: Allowance for loan losses
Individually evaluated for impairment	$8	182	1,304	—	424	—	—	1,918
Collectively evaluated for impairment	$3,422	2,494	5,781	2,057	5,729	1,074	1,550	22,107
Purchased credit impaired	$—	—	—	—	—	—	—	—

Loans receivable as of June 30, 2017:
Ending balance – total	$383,834	446,661	783,759	320,953	1,384,569	57,008	—	3,376,784
Unamortized net deferred loan fees								(808)
Total loans								$3,375,976

Ending balances as of June 30, 2017: Loans
Individually evaluated for impairment	$235	3,250	17,083	54	9,053	—	—	29,675
Collectively evaluated for impairment	$383,330	442,956	763,224	320,174	1,363,629	56,950	—	3,330,263
Purchased credit impaired	$269	455	3,452	725	11,887	58	—	16,846

Index

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2016. There were no covered loans at December 31, 2016 and all reserves associated with previously covered loans have been transferred to the non-covered allowance.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo- cated	Covered	Total

As of and for the year ended December 31, 2016
Beginning balance	$4,742	3,754	7,832	2,893	5,816	1,051	696	1,799	28,583
Charge-offs	(2,271)	(1,101)	(3,815)	(969)	(1,005)	(1,008)	(1)	(244)	(10,414)
Recoveries	805	1,422	1,060	250	836	354	—	1,958	6,685
Transfer from covered status	56	65	839	293	127	—	1	(1,381)	—
Removed due to branch loan sale	(263)	(39)	(347)	(110)	(228)	(63)	—	—	(1,050)
Provisions	760	(1,410)	2,135	63	(448)	811	198	(2,132)	(23)
Ending balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	—	23,781

Ending balances as of December 31, 2016: Allowance for loan losses
Individually evaluated for impairment	$7	184	1,339	5	105	—	—	—	1,640
Collectively evaluated for impairment	$3,822	2,507	6,365	2,415	4,993	1,145	894	—	22,141
Purchased credit impaired	$—	—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2016:
Ending balance – total	$261,813	354,667	750,679	239,105	1,049,460	55,037	—	—	2,710,761
Unamortized net deferred loan fees									(49)
Total loans									$2,710,712

Ending balances as of December 31, 2016: Loans
Individually evaluated for impairment	$644	4,001	20,807	280	6,494	—	—	—	32,226
Collectively evaluated for impairment	$261,169	350,666	729,872	238,825	1,042,452	55,037	—	—	2,678,021
Purchased credit impaired	$—	—	—	—	514	—	—	—	514

Index

The following table presents the activity in the allowance for loan losses for all loans for the three and six months ended June 30, 2016.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Covered	Total

As of and for the three month ended June 30, 2016
Beginning balance	$4,679	3,345	7,374	2,267	5,940	1,202	442	1,399	26,648
Charge-offs	(57)	(137)	(740)	(285)	(396)	(238)	—	(4)	(1,857)
Recoveries	216	121	61	64	155	140	—	756	1,513
Transfer from covered category	56	62	51	12	126	—	—	(307)	—
Provisions	(612)	(492)	1,114	227	(254)	376	130	(770)	(281)
Ending balance	$4,282	2,899	7,860	2,285	5,571	1,480	572	1,074	26,023

As of and for the six month ended June 30, 2016
Beginning balance	$4,742	3,754	7,832	2,893	5,816	1,051	696	1,799	28,583
Charge-offs	(734)	(477)	(2,691)	(734)	(562)	(518)	—	(245)	(5,961)
Recoveries	302	211	295	119	285	253	—	1,959	3,424
Transfer from covered category	56	62	51	12	126	—	—	(307)	—
Provisions	(84)	(651)	2,373	(5)	(94)	694	(124)	(2,132)	(23)
Ending balance	$4,282	2,899	7,860	2,285	5,571	1,480	572	1,074	26,023

Ending balances as of June 30, 2016: Allowance for loan losses
Individually evaluated for impairment	$14	172	1,263	11	478	70	—	443	2,451
Collectively evaluated for impairment	$4,268	2,727	6,597	2,274	5,093	1,410	572	631	23,572
Purchased credit impaired	$—	—	—	—	—	—	—	—	—

Loans receivable as of June 30, 2016:
Ending balance – total	$244,862	310,832	683,367	228,906	1,000,319	50,387	—	78,387	2,597,060
Unamortized net deferred loan costs									1,074
Total loans									$2,598,134

Ending balances as of June 30, 2016: Loans
Individually evaluated for impairment	$859	4,614	20,201	383	12,845	72	—	5,500	44,474
Collectively evaluated for impairment	$244,003	306,218	662,959	228,523	986,926	50,315	—	72,881	2,551,825
Purchased credit impaired	$—	—	207	—	548	—	—	6	761

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of June 30, 2017.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$188	426	—	337
Real estate – mortgage – construction, land development & other land loans	2,711	3,881	—	2,883
Real estate – mortgage – residential (1-4 family) first mortgages	6,682	7,424	—	7,890
Real estate – mortgage –home equity loans / lines of credit	54	80	—	76
Real estate – mortgage –commercial and other	2,302	2,528	—	3,496
Installment loans to individuals	—	—	—	1
Total impaired loans with no allowance	$11,937	14,339	—	14,683

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$47	47	8	124
Real estate – mortgage – construction, land development & other land loans	539	557	182	682
Real estate – mortgage – residential (1-4 family) first mortgages	10,401	10,622	1,304	10,755
Real estate – mortgage –home equity loans / lines of credit	—	—	—	110
Real estate – mortgage –commercial and other	6,751	6,776	424	4,711
Installment loans to individuals	—	—	—	—
Total impaired loans with allowance	$17,738	18,002	1,918	16,382

Interest income on impaired loans recognized during the six months ended June 30, 2017 was insignificant.

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2016.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$593	706	—	816
Real estate – mortgage – construction, land development & other land loans	3,221	4,558	—	3,641
Real estate – mortgage – residential (1-4 family) first mortgages	10,035	12,220	—	11,008
Real estate – mortgage –home equity loans / lines of credit	114	146	—	139
Real estate – mortgage –commercial and other	4,598	5,112	—	8,165
Installment loans to individuals	—	2	—	1
Total impaired loans with no allowance	$18,561	22,744	—	23,770

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$51	51	7	202
Real estate – mortgage – construction, land development & other land loans	780	798	184	844
Real estate – mortgage – residential (1-4 family) first mortgages	10,772	11,007	1,339	13,314
Real estate – mortgage –home equity loans / lines of credit	166	166	5	324
Real estate – mortgage –commercial and other	1,896	1,929	105	4,912
Installment loans to individuals	—	—	—	49
Total impaired loans with allowance	$13,665	13,951	1,640	19,645

Interest income on impaired loans recognized during the year ended December 31, 2016 was insignificant.

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally required and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of June 30, 2017.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$372,670	8,517	1,351	1,027	383,565
Real estate – construction, land development & other land loans	430,501	7,365	7,333	1,007	446,206
Real estate – mortgage – residential (1-4 family) first mortgages	715,645	14,401	34,999	15,262	780,307
Real estate – mortgage – home equity loans / lines of credit	308,378	1,415	8,493	1,942	320,228
Real estate – mortgage – commercial and other	1,333,782	23,728	11,721	3,451	1,372,682
Installment loans to individuals	56,238	227	379	106	56,950
Purchased credit impaired	6,953	5,257	4,636	—	16,846
Total	$3,224,167	60,910	68,912	22,795	3,376,784
Unamortized net deferred loan fees					(808)
Total loans					3,375,976

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2016.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$247,451	10,560	1,960	1,842	261,813
Real estate – construction, land development & other land loans	335,068	8,762	7,892	2,945	354,667
Real estate – mortgage – residential (1-4 family) first mortgages	678,878	16,998	38,786	16,017	750,679
Real estate – mortgage – home equity loans / lines of credit	226,159	1,436	9,155	2,355	239,105
Real estate – mortgage – commercial and other	1,005,687	26,032	13,019	4,208	1,048,946
Installment loans to individuals	54,421	256	259	101	55,037
Purchased credit impaired	—	514	—	—	514
Total	$2,547,664	64,558	71,071	27,468	2,710,761
Unamortized net deferred loan fees					(49)
Total loans					2,710,712

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended June 30, 2017 and 2016.

($ in thousands)	For three months ended June 30, 2017			For the three months ended June 30, 2016
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	3	1,000	1,000	—	—	—
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	1	32	32	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	215	215	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—

Total TDRs arising during period	5	$1,247	$1,247	—	$—	$—

Total covered TDRs arising during period included above	—	$—	$—	—	$—	$—

Index

The following table presents information related to loans modified in a troubled debt restructuring during the six months ended June 30, 2017 and 2016.

($ in thousands)	For six months ended June 30, 2017			For the six months ended June 30, 2016
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	5	3,550	3,525	—	—	—
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	1	32	32	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	215	215	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—

Total TDRs arising during period	7	$3,797	$3,772	—	$—	$—

Total covered TDRs arising during period included above	—	$—	$—	—	$—	$—

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended June 30, 2017 and 2016 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended June 30, 2017		For the three months ended June 30, 2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family) first mortgages	1	$254	—	$—

Total accruing TDRs that subsequently defaulted	1	$254	—	$—
Total covered accruing TDRs that subsequently defaulted included above	—	$—	—	$—

Index

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the six months ended June 30, 2017 and 2016 are presented in the table below.

($ in thousands)	For the six months ended June 30, 2017		For the six months ended June 30, 2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Commercial, financial, and agricultural	—	$—	1	$44
Real estate – mortgage – residential (1-4 family) first mortgages	2	880	—	—
Real estate – mortgage – commercial and other	—	—	1	21
Total accruing TDRs that subsequently defaulted	2	$880	2	$65
Total covered accruing TDRs that subsequently defaulted included above	—	$—	1	$44

Note 9 – Deferred Loan (Fees) Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan (fees) costs of approximately ($808,000), ($49,000), and $1,074,000 at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

Note 10 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 42 of the Company’s 2015 Annual Report on Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Receivable (payable) related to loss claims incurred (recoveries), not yet received (paid), net	$—	—	(1,542)
Receivable related to estimated future claims on loans	—	—	6,383
Receivable related to estimated future claims on foreclosed real estate	—	—	316
FDIC indemnification asset	$—	—	5,157

The following presents a rollforward of the FDIC indemnification asset for the first half of 2016.

($ in thousands)
Balance at January 1, 2016	$8,439
Decrease related to favorable changes in loss estimates	(2,246)
Increase related to reimbursable expenses	205
Cash paid (received)	738
Related to accretion of loan discount	(2,005)
Other	26
Balance at June 30, 2016	$5,157

Index

Note 11 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2017, December 31, 2016, and June 30, 2016 and the carrying amount of unamortized intangible assets as of those same dates.

	June 30, 2017		December 31, 2016		June 30, 2016
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$2,369	866	2,369	746	2,369	624
Core deposit premiums	18,520	9,404	9,730	8,143	8,560	7,660
Other	1,032	381	1,032	224	1,032	65
Total	$21,921	10,651	13,131	9,113	11,961	8,349

SBA servicing asset	$862		415		—

Unamortizable intangible assets:
Goodwill	$139,124		75,042		73,541

Activity related to transactions during the periods presented includes the following:

(1)	In connection with the January 1, 2016 acquisition of Bankingport, Inc., an insurance agency located in Sanford, North Carolina, the Company recorded $1,693,000 in goodwill, $591,000 in a customer list intangible, and $92,000 in other amortizable intangible assets.
(2)	In connection with the May 5, 2016 acquisition of SBA Complete, Inc., an SBA loan consulting firm, the Company recorded $4,333,000 in goodwill, $1,100,000 in a customer list intangible, and $940,000 in other amortizable intangible assets.
(3)	In connection with the branch exchange transaction with First Community Bank in Bluefield, Virginia, on July 15, 2016, the Company recorded a net increase of $1,961,000 in goodwill and $1,170,000 in core deposit premiums.
(4)	In connection with the Carolina Bank acquisition on March 3, 2017, the Company recorded a net increase of $65,302,000 in goodwill and $8,790,000 in core deposit premiums.

In addition to the above acquisition related activity, the Company recorded $415,000 in servicing assets associated with the guaranteed portion of SBA loans originated and sold during the third and fourth quarters of 2016. During the first half of 2017, the Company recorded an additional $513,000 in servicing assets, as well as $66,000 in amortization expense. Servicing assets are recorded at fair value and amortized as a reduction of service fee income over the expected lives of the related loans.

Amortization expense of all intangible assets totaled $1,031,000 and $261,000 for the three months ended June 30, 2017 and 2016, respectively, and $1,607,000 and $447,000 for the six months ended June 30, 2017 and 2016, respectively.

The following table presents the estimated amortization expense related to amortizable intangible assets, excluding SBA servicing assets, for the last two quarters of calendar year 2017 and for each of the four calendar years ending December 31, 2021 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
July 1 to December 31, 2017	$1,615
2018	2,862
2019	2,314
2020	1,750
2021	1,288
Thereafter	1,441
Total	$11,270

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

The Company recorded pension income totaling $241,000 and $162,000 for the three months ended June 30, 2017 and 2016, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Three Months Ended June 30,
	2017	2016	2017	2016	2017 Total	2016 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost	$—	—	32	27	32	27
Interest cost	350	376	53	59	403	435
Expected return on plan assets	(730)	(675)	—	—	(730)	(675)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	62	60	(8)	(9)	54	51
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension (income)/cost	$(318)	(239)	77	77	(241)	(162)

The Company recorded pension income totaling $403,000 and $325,000 for the six months ended June 30, 2017 and 2016, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Six Months Ended June 30,
	2017	2016	2017	2016	2017 Total	2016 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	—	59	53	59	53
Interest cost	725	752	113	118	838	870
Expected return on plan assets	(1,405)	(1,350)	—	—	(1,405)	(1,350)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	122	120	(17)	(18)	105	102
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost (income)	$(558)	(478)	155	153	(403)	(325)

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

($ in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Unrealized gain (loss) on securities available for sale	$252	(3,085)	1,722
Deferred tax asset (liability)	(93)	1,138	(671)
Net unrealized gain (loss) on securities available for sale	159	(1,947)	1,051

Additional pension asset (liability)	(4,907)	(5,012)	(4,555)
Deferred tax asset (liability)	1,816	1,852	1,776
Net additional pension asset (liability)	(3,091)	(3,160)	(2,779)

Total accumulated other comprehensive income (loss)	$(2,932)	(5,107)	(1,728)

The following table discloses the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2017 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2017	$(1,947)	(3,160)	(5,107)
Other comprehensive income (loss) before reclassifications	1,958	—	1,958
Amounts reclassified from accumulated other comprehensive income	148	69	217
Net current-period other comprehensive income (loss)	2,106	69	2,175

Ending balance at June 30, 2017	$159	(3,091)	(2,932)

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

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2017.

($ in thousands)
Description of Financial Instruments	Fair Value at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$16,498	—	16,498	—
Mortgage-backed securities	156,601	—	156,601	—
Corporate bonds	34,397	—	34,397	—
Total available for sale securities	$207,496	—	207,496	—

Nonrecurring
Impaired loans	$15,848	—	—	15,848
Foreclosed real estate	11,196	—	—	11,196

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at June 30, 2017	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans	$15,848	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	11,196	Appraised value; List or contract price	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-10%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three or six months ended June 30, 2017 or 2016.

Index

For the six months ended June 30, 2017 and 2016, the increase in the fair value of securities available for sale was $3,102,000 and $2,888,000, respectively, which is included in other comprehensive income (net of tax expense of $1,144,000 and $1,126,000, respectively). Fair value measurement methods at June 30, 2017 and 2016 are consistent with those used in prior reporting periods.

The carrying amounts and estimated fair values of financial instruments at June 30, 2017 and December 31, 2016 are as follows:

		June 30, 2017		December 31, 2016
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$80,234	80,234	71,645	71,645
Due from banks, interest-bearing	Level 1	337,326	337,326	234,348	234,348
Securities available for sale	Level 2	207,496	207,496	199,329	199,329
Securities held to maturity	Level 2	127,866	129,697	129,713	130,195
Presold mortgages in process of settlement	Level 1	13,071	13,071	2,116	2,116
Total loans, net of allowance	Level 3	3,351,951	3,293,944	2,686,931	2,650,820
Accrued interest receivable	Level 1	10,830	10,830	9,286	9,286
Bank-owned life insurance	Level 1	87,501	87,501	74,138	74,138

Deposits	Level 2	3,644,330	3,640,874	2,947,353	2,944,968
Borrowings	Level 2	355,405	343,754	271,394	263,255
Accrued interest payable	Level 2	1,014	1,014	539	539

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

Note 15 – Series C Preferred Stock

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

The Series C Preferred Stock paid a dividend per share equal to that of the Company’s common stock. During the three and six months ended June 30, 2016, the Company accrued approximately $59,000 and $117,000, respectively, in preferred dividend payments for the Series C Preferred Stock.

Note 16 – Pending Acquisition

On May 1, 2017, the Company announced the signing of a definitive merger agreement to acquire ASB Bancorp, Inc. (“ASB Bancorp”) the parent company of Asheville Savings Bank, SSB, in a cash and stock transaction with a total value of approximately $175 million, or $43.12 per share based on the Company’s closing share price on April 28, 2017. Subject to the terms of the merger agreement, ASB Bancorp shareholders will receive 1.44 shares of First Bancorp's common stock or $41.90 in cash, or a combination thereof, for each share of ASB Bancorp common stock. The total consideration will be prorated as necessary to ensure that 90% of the total outstanding shares of ASB Bancorp common stock will be exchanged for First Bancorp common stock and 10% of the total outstanding shares of ASB Bancorp common stock will be exchanged for cash, provided that the maximum number of shares of First Bancorp common stock to be issued in exchange for ASB Bancorp common stock will not exceed 19.9% of the number of shares of First Bancorp common stock issued and outstanding immediately before the closing of the merger.

Asheville Savings Bank currently operates 13 banking locations in the Asheville, Marion and Brevard markets. Asheville Savings Bank reported assets of $801 million, gross loans of $614 million and deposits of $677 million as of June 30, 2017.  The acquisition complements the Company’s existing three branches in the Asheville market.

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

The second component of the allowance model is an estimate of losses for all loans not considered to be impaired loans (“general reserve loans”). General reserve loans are segregated into pools by loan type and risk grade and estimated loss percentages are assigned to each loan pool based on historical losses.  The historical loss percentages are then adjusted for any environmental factors used to reflect changes in the collectability of the portfolio not captured by historical data.

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

Purchased loans are recorded at fair value at the acquisition date. Therefore, amounts deemed uncollectible at the acquisition date represent a discount to the loan value and become a part of the fair value calculation and are excluded from the allowance for loan losses. Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses. Subsequent increases in the amount expected to be collected are accreted into income over the life of the loan and this accretion is referred to as “loan discount accretion.”

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

Subsequent to an acquisition, estimates of cash flows expected to be collected are updated periodically based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If there is a decrease in cash flows expected to be collected, the provision for loan losses is charged, resulting in an increase to the allowance for loan losses. If the Company has a probable increase in cash flows expected to be collected, we will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loan. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the second quarter of 2017 was $11.2 million, or $0.45 per diluted common share, an increase of 21.6% in earnings per share from the $7.6 million, or $0.37 per diluted common share, recorded in the second quarter of 2016.

For the six months ended June 30, 2017, we recorded net income available to common shareholders of $18.7 million, or $0.80 per diluted common share, an increase of 14.3% in earnings per share from the $14.4 million, or $0.70 per diluted common share, for the six months ended June 30, 2016. The 2017 results were impacted by strong balance sheet growth and favorable earnings trends.

Comparisons for the financial periods presented are significantly impacted by our March 3, 2017 acquisition of Carolina Bank, which operated eight branches and three mortgage loan offices, primarily in the Triad region of North Carolina (consists of Greensboro, Winston-Salem, and High Point and the surrounding areas). See Note 4 to the consolidated financial statements for more information on this transaction.

Net Interest Income and Net Interest Margin

Net interest income for the second quarter of 2017 was $39.9 million, a 26.6% increase from the $31.5 million recorded in the second quarter of 2016. Net interest income for the first six months of 2017 amounted to $74.2 million, a 20.2% increase from the $61.7 million recorded in the comparable period of 2016. The increase in net interest income was primarily due to higher amounts of loans outstanding as a result of internal growth, as well as the acquisition of Carolina Bank.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the second quarter of 2017 was 4.08% compared to 4.21% for the second quarter of 2016. For the six month period ended June 30, 2017, our net interest margin was 4.08% compared to 4.14% for the same period in 2016.

We recorded loan discount accretion amounting to $2.0 million in the second quarter of 2017, compared to $1.7 million in the second quarter of 2016. For the first six months of 2017 and 2016, loan discount accretion amounted to $3.3 million and $2.7 million, respectively.

Provision for Loan Losses and Asset Quality

Index

We recorded no provision for loan losses in the second quarter of 2017 compared to a total negative provision for loan losses of $0.3 million in the second quarter of 2016. For the six months ended June 30, 2017, we recorded total provision for loan losses of $0.7 million compared to a total negative provision for loan losses of $23,000 in the same period of 2016.

For periods prior to the third quarter of 2016, our provision for loan losses was disclosed in separate line items between covered loans and non-covered loans. Generally, we recorded provisions for loan losses on non-covered loans as a result of net charge-offs and loan growth, while significant recoveries in our covered loan portfolios resulted in negative provisions for loan losses. Upon the termination of the FDIC loss share agreements, effective September 22, 2016, all loans became non-covered.

Noninterest Income

Total noninterest income was $11.9 million and $5.9 million for the three months ended June 30, 2017 and June 30, 2016, respectively. For the six months ended June 30, 2017, noninterest income amounted to $21.7 million compared to $10.9 million for the same period of 2016.

Core noninterest income for the second quarter of 2017 was $11.6 million, an increase of 42.1% from the $8.2 million reported for the second quarter of 2016. For the first six months of 2017, core noninterest income amounted to $21.4 million, a 38.0% increase from the $15.5 million recorded in the comparable period of 2016. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgage loans, iv) commissions from sales of insurance and financial products, v) SBA consulting fees, vi) SBA loan sale gains, and vii) bank-owned life insurance income.

Noninterest Expenses

Noninterest expenses amounted to $35.1 million in the second quarter of 2017 compared to $26.1 million recorded in the second quarter of 2016. Noninterest expenses for the six months ended June 30, 2017 amounted to $67.2 million compared to $50.9 million in 2016. The majority of the increase in noninterest expenses in 2017 relates to the Company’s acquisition of Carolina Bank.

Balance Sheet and Capital

Total assets at June 30, 2017 amounted to $4.5 billion, a 30.6% increase from a year earlier. Total loans at June 30, 2017 amounted to $3.4 billion, a 29.9% increase from a year earlier, and total deposits amounted to $3.6 billion at June 30, 2017, a 26.9% increase from a year earlier.

In addition to the growth realized from the acquisition of Carolina Bank in March 2017, we have experienced strong organic loan and deposit growth during 2017. For the first half of 2017, organic loan growth (excludes loan balances assumed from Carolina Bank) amounted to $167.9 million, or 12.5% annualized. For the first half of 2017, organic deposit growth amounted to $111.6 million, or 7.6% annualized. The strong growth was a result of ongoing internal initiatives to drive loan and deposit growth, including our recent expansion into higher growth markets. Just over half of the loan growth noted above came from the recently-entered North Carolina markets of Charlotte, Raleigh, and the Triad.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at June 30, 2017 of 12.61%, a decline from 14.10% at June 30, 2016, but still in excess of the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 7.98% at June 30, 2017, a decrease of 20 basis points from a year earlier. The decreases in the capital ratios are primarily due to the acquisition of Carolina Bank.

Note Regarding Components of Earnings

For the periods in 2016 presented, our results of operations were significantly affected by the accounting for two FDIC-assisted failed bank acquisitions. In the discussion above and in the accompanying tables, the term “covered” is used to describe assets that were included in FDIC loss share agreements, while the term “non-covered” refers to our legacy assets, which are not included in any type of loss share arrangement. As previously discussed, all loss share agreements were terminated in the third quarter of 2016 and thus the entire loan portfolio is now classified as non-covered. Certain prior period disclosures will continue to present the breakout of the loan portfolio between covered and non-covered. See the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission for additional discussion regarding the accounting and presentation related to the Company’s two FDIC-assisted failed bank acquisitions.

Index

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended June 30, 2017 amounted to $39.9 million, an increase of $8.4 million, or 26.6%, from the $31.5 million recorded in the second quarter of 2016. Net interest income on a tax-equivalent basis for the three month period ended June 30, 2017 amounted to $40.6 million, an increase of $8.5 million, or 26.7%, from the $32.1 million recorded in the second quarter of 2016. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended June 30,
($ in thousands)	2017	2016
Net interest income, as reported	$39,916	31,538
Tax-equivalent adjustment	693	517
Net interest income, tax-equivalent	$40,609	32,055

Net interest income for the six month period ended June 30, 2017 amounted to $74.2 million, an increase of $12.5 million, or 20.2%, from the $61.7 million recorded in the first half of 2016. Net interest income on a tax-equivalent basis for the six month period ended June 30, 2017 amounted to $75.5 million, an increase of $12.8 million, or 20.4%, from the $62.7 million recorded in the comparable period of 2016.

	Six Months Ended June 30,
($ in thousands)	2017	2016
Net interest income, as reported	$74,212	61,733
Tax-equivalent adjustment	1,278	976
Net interest income, tax-equivalent	$75,490	62,709

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three and six months ended June 30, 2017, the higher net interest income compared to the same period of 2016 was due primarily to growth in loans outstanding.

Index

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended June 30,
	2017			2016
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$3,327,391	4.78%	$39,656	$2,565,791	4.83%	$30,809
Taxable securities	292,333	2.75%	2,002	332,269	2.37%	1,961
Non-taxable securities (2)	60,252	7.46%	1,120	49,941	7.64%	949
Short-term investments	309,617	0.96%	742	116,958	0.61%	177
Total interest-earning assets	3,989,593	4.38%	43,520	3,064,959	4.45%	33,896

Cash and due from banks	74,918			57,335
Premises and equipment	97,353			76,190
Other assets	286,541			174,992
Total assets	$4,448,405			$3,373,476

Liabilities
Interest bearing checking	$689,406	0.06%	$108	$582,980	0.06%	$94
Money market deposits	791,967	0.18%	359	663,536	0.18%	290
Savings deposits	411,048	0.21%	218	196,679	0.05%	25
Time deposits >$100,000	488,141	0.72%	874	385,416	0.65%	622
Other time deposits	255,682	0.27%	173	281,000	0.36%	255
Total interest-bearing deposits	2,636,244	0.26%	1,732	2,109,611	0.25%	1,286
Borrowings	307,964	1.54%	1,179	186,614	1.20%	555
Total interest-bearing liabilities	2,944,208	0.40%	2,911	2,296,225	0.32%	1,841

Noninterest bearing checking	974,700			696,294
Other liabilities	32,706			22,371
Shareholders’ equity	496,791			358,586
Total liabilities and shareholders’ equity	$4,448,405			$3,373,476

Net yield on interest-earning assets and net interest income		4.08%	$40,609		4.21%	$32,055
Interest rate spread		3.98%			4.13%

Average prime rate		4.04%			3.50%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $693,000 and $517,000 in 2017 and 2016, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 37% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Six Months Ended June 30,
	2017			2016
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$3,115,335	4.75%	$73,359	$2,547,054	4.77%	$60,382
Taxable securities	289,110	2.67%	3,826	308,567	2.47%	3,784
Non-taxable securities (2)	56,835	7.62%	2,148	50,646	7.36%	1,853
Short-term investments, principally federal funds	272,779	0.92%	1,240	140,600	0.57%	399
Total interest-earning assets	3,734,059	4.35%	80,573	3,046,867	4.38%	66,418

Cash and due from banks	71,107			56,439
Premises and equipment	89,765			75,950
Other assets	252,164			173,728
Total assets	$4,147,095			$3,352,984

Liabilities
Interest bearing checking	$671,039	0.06%	$215	$585,462	0.07%	$192
Money market deposits	760,345	0.18%	695	656,925	0.17%	563
Savings deposits	342,081	0.18%	297	193,284	0.05%	48
Time deposits >$100,000	462,460	0.69%	1,588	391,583	0.65%	1,274
Other time deposits	250,240	0.27%	339	286,077	0.37%	529
Total interest-bearing deposits	2,486,165	0.25%	3,134	2,113,331	0.25%	2,606
Borrowings	276,414	1.42%	1,949	186,504	1.19%	1,103
Total interest-bearing liabilities	2,762,579	0.37%	5,083	2,299,835	0.32%	3,709

Noninterest bearing checking	895,696			677,317
Other liabilities	32,405			21,797
Shareholders’ equity	456,415			354,035
Total liabilities and shareholders’ equity	$4,147,095			$3,352,984

Net yield on interest-earning assets and net interest income		4.08%	$75,490		4.14%	$62,709
Interest rate spread		3.98%			4.06%

Average prime rate		3.92%			3.50%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $1,278,000 and $976,000 in 2017 and 2016, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 37% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the second quarter of 2017 were $3.327 billion, which was $761 million, or 29.7%, higher than the average loans outstanding for the second quarter of 2016 ($2.566 billion). Average loans for the six months ended June 30, 2017 were $3.115 billion, which was 22.3% higher than the average loans outstanding for the six months ended June 30, 2016 ($2.547 billion). The higher amount of average loans outstanding in 2017 was due to a combination of acquired growth and organic growth. The acquisition of Carolina Bank on March 3, 2017 added $497 million in loans as of the acquisition date. Also, due to our loan growth initiatives, including expansion into higher growth markets, and improved loan demand in our market areas, we have grown loan balances organically by $279 million over the past year.

The mix of our loan portfolio remained substantially the same at June 30, 2017 compared to December 31, 2016, with approximately 87% of our loans being real estate loans, 11% being commercial, financial, and agricultural loans, and the remaining 2% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the second quarter of 2017 were $3.611 billion, which was $805 million, or 28.7%, higher than the average deposits outstanding for the second quarter of 2016 ($2.806 billion). Average deposits outstanding for the six months ended June 30, 2017 were $3.382 billion, which was 21.2% higher than the average deposits outstanding for the six months ended June 30, 2016 ($2.791 billion). As discussed previously, we acquired Carolina Bank during the first quarter of 2017, which had $585 million in deposits on the acquisition date. Including the acquisition, average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $2.113 billion for the six months ended June 30, 2016 to $2.669 billion for the six months ended June 30, 2017, representing growth of $556 million, or 26.3%. Average time deposits also increased for the first half of 2017 in comparison to the first half of 2016 – from $678 million to $713 million, an increase of $35 million, or 5.2%.

Index

Average borrowings increased for the six months ended June 30, 2017 to $276.4 million from the $186.5 million for the same period of 2016. Carolina Bank had approximately $19 million in borrowings on the date of acquisition. Our cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.28% in the first half of 2017 compared to 0.25% in the first half of 2016, with the increase being due to the increased costs associated with our higher levels of borrowings.

See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the second quarter of 2017 was 4.08% compared to 4.21% for the second quarter of 2016. For the six month period ended June 30, 2017, our net interest margin was 4.08% compared to 4.14% for the same period in 2016. The net interest margins for both periods were impacted by higher amounts of loan discount accretion associated with acquired loan portfolios, as discussed below. Also, several loans with significant discounts paid off during each of the three month periods ended June 30, 2017 and 2016. Additionally, in the second quarter of 2016, we realized $332,000 in previously foregone interest related to the pay-off of two loans that had been on nonaccrual status. Also impacting our lower net interest margins in 2017 were higher funding costs, which were primarily caused by higher levels of borrowings.

Our net interest margin benefits from the net accretion of purchase accounting premiums/discounts associated with acquired loans and deposits. For the three months ended June 30, 2017 and 2016, we recorded $2.0 million and $1.7 million, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. For the six months ended June 30, 2017 and 2016, we recorded $3.5 million and $2.7 million, respectively. Unaccreted loan discount has increased from $12.4 million at June 30, 2016 to $18.0 million at June 30, 2017 primarily as a result of the Carolina Bank acquisition.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded no provision for loan losses in the second quarter of 2017 compared to a total negative provision for loan losses of $0.3 million in the second quarter of 2016. For the six months ended June 30, 2017, we recorded total provision for loan losses of $0.7 million compared to a total negative provision for loan losses of $23,000 in the same period of 2016.

For periods prior to the third quarter of 2016, our provision for loan losses was disclosed in separate line items between covered loans and non-covered loans. Generally, we recorded provisions for loan losses on non-covered loans as a result of net charge-offs and loan growth, while significant recoveries in our covered loan portfolios resulted in negative provisions for loan losses. Upon the termination of the FDIC loss share agreements, effective September 22, 2016, all loans became classified as non-covered.

Our provision for loan loss levels have been impacted by continued improvement in asset quality. Nonperforming assets amounted to $55.0 million at June 30, 2017, a decrease of 29.3% from the $77.9 million one year earlier. Our nonperforming assets to total assets ratio was 1.21% at June 30, 2017 compared to 2.25% at June 30, 2016. Also, our provision for loan loss levels were impacted by lower net charge-offs in 2017. Annualized net charge-offs as a percentage of average loans for the six months ended June 30, 2017 was 0.03%, compared to 0.20% for the same period of 2016.

Total noninterest income was $11.9 million and $5.9 million for the three months ended June 30, 2017 and June 30, 2016, respectively. For the six months ended June 30, 2017, noninterest income amounted to $21.7 million compared to $10.9 million for the same period of 2016.

As presented in the table below, core noninterest income for the second quarter of 2017 was $11.6 million, an increase of 42.1% from the $8.2 million reported for the second quarter of 2016. For the first six months of 2017, core noninterest income amounted to $21.4 million, a 38.0% increase from the $15.5 million recorded in the comparable period of 2016. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgage loans, iv) commissions from sales of insurance and financial products, v) SBA consulting fees, vi) SBA loan sale gains, and vii) bank-owned life insurance income.

Index

The following table presents our core noninterest income for the three and six month periods ending June 30, 2017 and 2016, respectively.

	For the Three Months Ended		For the Six Months Ended
$ in thousands	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Service charges on deposit accounts	$2,966	2,565	5,580	5,250
Other service charges, commissions, and fees	3,554	3,043	6,727	5,873
Fees from presold mortgage loans	1,511	410	2,279	781
Commissions from sales of insurance and financial products	1,038	937	1,878	1,875
SBA consulting fees	1,050	720	2,310	720
SBA loan sale gains	927	—	1,549	—
Bank-owned life insurance income	580	504	1,088	1,012
Core noninterest income	$11,626	8,179	21,411	15,511

As shown in the table above, service charges on deposit accounts increased from $2.6 million in the second quarter of 2016 to $3.0 million in the second quarter of 2017. For the six months ended June 30, 2017, service charges on deposit accounts amounted to $5.6 million, which is a $0.3 million increase from the $5.3 million recorded in the comparable period of 2016. The increases for both periods are primarily due to the service charges from accounts assumed in the Carolina Bank acquisition.

Other service charges, commissions, and fees increased from $3.0 million in the second quarter of 2016 to $3.6 million in the second quarter of 2017. For the six months ended June 30, 2017, this revenue amounted to $6.7 million, which was a $0.9 million increase from the $5.9 million recorded in the comparable period of 2016. The increase in this line item was due to a combination of the Carolina Bank acquisition, as well as growth in interchange fees from debit and credit cards. We earn a small fee each time a customer uses a debit or credit card to make a purchase. Due to the growth in checking accounts and increased customer usage of debit cards, we have experienced increases in this line item. Interchange income from credit cards has also increased due to growth in the number and usage of credit cards, which we believe is a result of increased promotion of this product.

Fees from presold mortgages increased to $1.5 million for the second quarter of 2017 from $0.4 million in the second quarter of 2016. For the first half of 2017, fees from presold mortgages increased to $2.3 million from the $0.8 million recorded in the comparable period of 2016. Fees increased in 2017 primarily due to the acquisition of Carolina Bank in March 2017, which had a significant mortgage loan operation.

Commissions from sales of insurance and financial products amounted to approximately $1.0 million and $0.9 million for the second quarters of 2017 and 2016, respectively. For both the six months ended June 30, 2017 and 2016, commissions from sales of insurance and financial products amounted to $1.9 million. This line item includes property and casualty insurance commissions.

The primary reason for the increases in core noninterest income for the three and six months ended June 30, 2017 was the addition of SBA consulting fees and SBA loan sale gains beginning in 2016. On May 5, 2016, we completed the acquisition of a firm that specializes in consulting with financial institutions across the country related to SBA loan origination and servicing. We recorded $1.1 million and $2.3 million in SBA consulting fees related to this business during the three and six months ended June 30, 2017, respectively, in comparison to $0.7 million for the three and six months ended June 30, 2016. In the third quarter of 2016, we launched a national SBA lending division offering SBA loans to small business owners throughout the United States. The SBA division earned $0.9 million and $1.5 million from gains on the sales of the guaranteed portions of these loans during the three and six months ended June 30, 2017.

Bank-owned life insurance income was relatively unchanged for the periods presented, amounting to $0.5 million in each of the second quarters of 2017 and 2016, and $1.0 to $1.1 million for each of the six month periods in 2017 and 2016.

Within the noncore components of noninterest income, the largest variance related to indemnification asset expense. As discussed previously, in the third quarter of 2016, we terminated our FDIC loss share agreements, and thus there was no indemnification asset income or expense in 2017. For the three and six months ended June 30, 2016, indemnification asset expense amounted to $2.2 million and $4.5 million, respectively, which decreased noninterest income during the period.

Index

During the six months ended June 30, 2017, we recorded $0.2 million in losses from sales of securities. For the comparable period of 2016, we recorded an insignificant amount of gains.

Other gains and losses for the periods presented represent the net effects of miscellaneous gains and losses that are non-routine in nature. Other gains of $0.5 million and $0.7 million for the three and six months ended June 30, 2017, respectively, primarily relate to the sale of a pool of default judgments that were sold to a third-party firm during the second quarter of 2017.

Noninterest expenses amounted to $35.1 million in the second quarter of 2017 compared to $26.1 million recorded in the second quarter of 2016. Noninterest expenses for the six months ended June 30, 2017 amounted to $67.2 million compared to $50.9 million in 2016. The majority of the increase in noninterest expenses in 2017 relates to the Company’s acquisition of Carolina Bank.

Salaries expense increased to $16.3 million in the second quarter of 2017 from the $12.6 million recorded in the second quarter of 2016. Salaries expense for the first half of 2017 amounted to $30.2 million compared to $24.0 million in 2016. The primary reason for the increase in salaries expense in 2017 was the addition of personnel acquired in the Carolina Bank acquisition. Also impacting salaries expense was the addition of the SBA consulting firm and the hiring of personnel related to the Company’s SBA lending division.

Employee benefits expense was $3.8 million in the second quarter of 2017 compared to $2.6 million in the second quarter of 2016. For the first six months of 2017, employee benefits expense amounted to $7.5 million compared to $5.3 million in 2016. This increase in 2017 was primarily due to the acquisition and growth initiatives discussed above.

Occupancy and equipment expense increased in 2017 primarily due to the acquisitions discussed above. For the three months ended June 30, 2017, occupancy and equipment expense totaled $3.7 million compared to $2.8 million in the second quarter of 2016. For the six months ended June 30, 2017, occupancy and equipment expense totaled $7.0 million compared to $5.6 million in the first half of 2016.

Merger and acquisition expenses amounted to $1.1 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, merger and acquisition expenses amounted to $3.5 million and $0.7 million, respectively. Most of the merger expenses recorded related to the Carolina Bank acquisition.

Intangibles amortization expense increased from $0.3 million in the second quarter of 2016 to $1.0 million in the second quarter of 2017 and from $0.4 million in the first half of 2016 to $1.6 million in the first half of 2017, primarily as a result of the amortization of intangible assets that were recorded in connection with our acquisitions.

Other operating expenses amounted to $9.1 million and $7.5 million for the second quarters of 2017 and 2016, respectively, and $17.4 million in the first half of 2017 compared to $14.9 million in the first half of 2016. The increases were primarily due to the Company’s growth, including the acquisitions of the SBA consulting firm and Carolina Bank.

For the second quarter of 2017, the provision for income taxes was $5.6 million, an effective tax rate of 33.2%, compared to $4.0 million for the same period of 2016, which is an effective tax rate of 34.1%. For the first six months of 2017, the provision for income taxes was $9.3 million, an effective tax rate of 33.2%, compared to $7.3 million for the same period of 2016, which was an effective tax rate of 33.5%.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $1.3 million during each of the second quarters of 2017 and 2016. During the six months ended June 30, 2017 and 2016, we recorded other comprehensive income of $2.1 million and $1.8 million, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at June 30, 2017 amounted to $4.53 billion, a 30.6% increase from a year earlier. Total loans at June 30, 2017 amounted to $3.38 billion, a 29.9% increase from a year earlier, and total deposits amounted to $3.64 billion, a 26.9% increase from a year earlier.

The following table presents information regarding the nature of changes in our levels of loans and deposits for the twelve months ended June 30, 2017 and for the first half of 2017.

July 1, 2016 to June 30, 2017	Balance at beginning of period	Internal Growth, net	Growth from Acquisitions (1)	Balance at end of period	Total percentage growth	Internal percentage growth

Loans outstanding	$2,598,134	278,806	499,036	3,375,976	29.9%	10.7%

Deposits – Noninterest bearing checking	709,887	127,050	153,067	990,004	39.5%	17.9%
Deposits – Interest bearing checking	636,316	35,126	57,531	728,973	14.6%	5.5%
Deposits – Money market	638,125	51,769	91,192	781,086	22.4%	8.1%
Deposits – Savings	197,445	17,997	196,372	411,814	108.6%	9.1%
Deposits – Brokered	95,242	60,950	11,477	167,669	76.0%	64.0%
Deposits – Internet time	—	(1,469)	11,248	9,779	—	—
Deposits – Time>$100,000	319,267	(42,618)	28,067	304,716	-4.6%	-13.3%
Deposits – Time<$100,000	275,738	(38,955)	13,506	250,289	-9.2%	-14.1%
Total deposits	$2,872,020	209,850	562,460	3,644,330	26.9%	7.3%

January 1, 2017 to June 30, 2017
Loans outstanding	$2,710,712	167,742	497,522	3,375,976	24.5%	6.2%

Deposits – Noninterest bearing checking	756,003	87,092	146,909	990,004	31.0%	11.5%
Deposits – Interest bearing checking	635,431	31,771	61,771	728,973	14.7%	5.0%
Deposits – Money market	683,680	(2,785)	100,191	781,086	14.2%	-0.4%
Deposits – Savings	209,074	14,563	188,177	411,814	97.0%	7.0%
Deposits – Brokered	136,466	19,726	11,477	167,669	22.9%	14.5%
Deposits – Internet time	—	(1,469)	11,248	9,779	—	—
Deposits – Time>$100,000	287,939	(20,006)	36,783	304,716	5.8%	-6.9%
Deposits – Time<$100,000	238,760	(17,296)	28,825	250,289	4.8%	-7.2%
Total deposits	$2,947,353	111,596	585,381	3,644,330	23.6%	3.8%

(1)	For the twelve month period, in addition to the acquisition of Carolina Bank, which had $497.5 million in loans and $585.4 million in deposits this column includes the net impact of the branch exchange in July 2016, where we acquired $152.2 million in loans and $111.3 million in deposits, and sold $150.6 million in loans and $134.3 million in deposits. As a result, net loans increased $1.5 million and net deposits decreased by $22.9 million as a result of the transaction.

As derived from the table above, for the twelve months preceding June 30, 2017, our total loans increased $778 million, or 29.9%. The majority of loan growth from acquisitions is due to our acquisition of Carolina Bank in March 2017, which had $497.5 million in loans on the date of acquisition. Carolina Bank operated through eight branches predominately in the Triad region on North Carolina, and we expect these branches to enhance our recent expansion into this high-growth market. Internal loan growth was $278.8 million, or 10.7%, for the twelve months ended June 30, 2017 and was $167.7 million, or 6.2% (12.4% annualized), for the first half of 2017. Internal loan growth has been primarily driven by our recent expansion into high-growth markets and the hiring of experienced bankers in these areas. We expect continued growth in our loan portfolio for the remainder of 2017.

The mix of our loan portfolio remains substantially the same at June 30, 2017 compared to December 31, 2016. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

For both the six and twelve month periods ended June 30, 2017, we experienced net internal growth in total deposits. For these periods, increases in transaction deposit account balances (checking, money market, and savings) offset the declines in time deposits. Due to the low interest rate environment, some of our customers are shifting their funds from time deposits into transaction accounts, which do not pay a materially lower interest rate, while being more liquid. We also experienced net growth from acquisitions, primarily due to the Carolina Bank acquisition. We acquired $585.4 million in deposits from the Carolina Bank acquisition, and of that, $497.0 million were in the transaction deposit categories.

While retail deposits (non-brokered) have experienced growth over recent periods, the loan growth we have experienced has exceeded the retail deposit growth. This is largely associated with our recent growth and expansion into the larger markets of North Carolina – Charlotte, Raleigh, and the Triad. When initially entering markets such as these, our experience has been that we are able to capture loan market share faster than deposit market share. This imbalance has resulted in higher use of brokered deposits and borrowings to fund the loan growth. Total brokered deposits amounted to $167.6 million at June 30, 2017, which is a 76% increase from the $95.2 million outstanding a year earlier. Borrowings have increased from $206.4 million to $355.4 million over that same period.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended June 30, 2017	As of/for the quarter ended December 31, 2016	As of/for the quarter ended June 30, 2016

Non-covered nonperforming assets
Nonaccrual loans	$22,795	27,468	37,975
Restructured loans – accruing	21,019	22,138	29,271
Accruing loans >90 days past due	—	—	—
Total non-covered nonperforming loans	43,814	49,606	67,246
Foreclosed real estate	11,196	9,532	10,606
Total non-covered nonperforming assets	$55,010	59,138	77,852

Total covered nonperforming assets included above (1)	$—	—	8,024
Purchased credit impaired loans not included above (2)	$16,846	—	—

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	-0.06%	0.12%	0.05%
Nonperforming loans to total loans	1.30%	1.83%	2.59%
Nonperforming assets to total assets	1.21%	1.64%	2.25%
Allowance for loan losses to total loans	0.71%	0.88%	1.00%
Allowance for loan losses to nonperforming loans	54.83%	47.94%	38.70%

(1)	All FDIC loss share agreements were terminated effective September 22, 2016 and, accordingly, assets previously covered under those agreements became non-covered on that date.
(2)	In the March 3, 2017 acquisition of Carolina Bank Holdings, Inc., the Company acquired $19.3 million in purchased credit impaired loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the weak economy experienced in much of our market associated with the onset of the recession in 2008, we experienced higher levels of loan losses, delinquencies and nonperforming assets compared to our historical averages. As the economic conditions have improved in our market area over the past several years, we have experienced steady declines in our levels of nonperforming assets.

Index

As noted in the table above, at June 30, 2017, total nonaccrual loans amounted to $22.8 million, compared to $27.5 million at December 31, 2016 and $38.0 million at June 30, 2016. “Restructured loans – accruing”, or troubled debt restructurings (“TDRs”), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At June 30, 2017, total accruing TDRs amounted to $21.0 million, compared to $22.1 million at December 31, 2016 and $29.3 million at June 30, 2016.

Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $11.2 million at June 30, 2017, $9.5 million at December 31, 2016, and $10.6 million at June 30, 2016. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and the improvement in our overall asset quality. In the first quarter of 2017, we acquired Carolina Bank and assumed $3.1 million of foreclosed real estate in this transaction.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end, as classified for regulatory purposes:

($ in thousands)	At June 30, 2017	At December 31, 2016	At June 30, 2016
Commercial, financial, and agricultural	$1,027	1,842	2,870
Real estate – construction, land development, and other land loans	1,007	2,945	4,154
Real estate – mortgage – residential (1-4 family) first mortgages	15,262	16,017	21,156
Real estate – mortgage – home equity loans/lines of credit	1,942	2,355	2,759
Real estate – mortgage – commercial and other	3,451	4,208	6,821
Installment loans to individuals	106	101	215
Total nonaccrual loans	$22,795	27,468	37,975

Total covered nonaccrual loans included above	$—	—	4,194

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

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At June 30, 2017	At December 31, 2016	At June 30, 2016
Vacant land	$4,132	3,221	3,644
1-4 family residential properties	4,648	4,345	3,841
Commercial real estate	2,416	1,966	3,121
Total foreclosed real estate	$11,196	9,532	10,606

Total covered foreclosed real estate included above	$—	—	385

Index

The following table presents geographical information regarding our nonperforming assets at June 30, 2017.

	As of June 30, 2017
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate

Region (1)
Eastern Region (NC)	$12,647	$771,000	1.6%	$1,187
Triangle Region (NC)	9,990	860,000	1.2%	1,757
Triad Region (NC)	8,459	946,000	0.9%	3,153
Charlotte Region (NC)	712	253,000	0.3%	336
Southern Piedmont Region (NC)	7,045	286,000	2.5%	1,136
Western Region (NC)	128	93,000	0.1%	1,023
South Carolina Region	2,841	138,000	2.1%	559
Virginia Region (2)	1,943	9,000	21.6%	2,045
Other	49	20,000	0.2%	—
Total	$43,814	$3,376,000	1.3%	$11,196

(1)	The counties comprising each region are as follows:

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

The weak economic environment that began in 2008 resulted in elevated levels of classified and nonperforming assets, which generally led to higher provisions for loan losses compared to historical averages. Over the past several years, we have seen ongoing signs of a recovering economy in most of our market areas. Although we continue to have an elevated level of past due and adversely classified assets compared to historic averages, we believe the severity of the loss rate inherent in our current inventory of classified loans is less than in the recession years.

For periods prior to the third quarter of 2016, the Company’s provision for loan losses was disclosed in separate line items between covered loans and non-covered loans. Generally, we had recorded provisions for loan losses on non-covered loans as a result of net charge-offs and loan growth, while significant recoveries in our previously covered loan portfolios resulted in negative provisions for loan losses. Upon the termination of the FDIC loss share agreements effective September 22, 2016, all loans became classified as non-covered.

We recorded no provision for loan losses in the second quarter of 2017 compared to a total negative provision for loan losses of $0.3 million in the second quarter of 2016. For the six months ended June 30, 2017, we recorded total provision for loan losses of $0.7 million compared to a total negative provision for loan losses of $23,000 in the same period of 2016. The negative provisions in 2016 were caused primarily by recoveries on covered loans. The provision for loan losses for non-covered loans amounted to $0.5 million in the second quarter of 2016 and $2.1 million for the first half of 2016.

Index

For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries, and additions to the allowance for loan losses that have been charged to expense.

($ in thousands)	Six Months Ended June 30,	Twelve Months Ended December 31,	Six Months Ended June 30,
	2017	2016	2016
Loans outstanding at end of period	$3,375,976	2,710,712	2,598,134
Average amount of loans outstanding	$3,115,335	2,603,327	2,547,054

Allowance for loan losses, at beginning of year	$23,781	28,583	28,583
Provision (reversal) for loan losses	723	(23)	(23)
	24,504	28,560	28,560
Loans charged off:
Commercial, financial, and agricultural	(1,204)	(2,033)	(778)
Real estate – construction, land development & other land loans	(269)	(1,101)	(476)
Real estate – mortgage – residential (1-4 family) first mortgages	(1,247)	(3,894)	(2,770)
Real estate – mortgage – home equity loans / lines of credit	(578)	(1,010)	(775)
Real estate – mortgage – commercial and other	(414)	(1,088)	(645)
Installment loans to individuals	(359)	(1,288)	(517)
Total charge-offs	(4,071)	(10,414)	(5,961)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	518	817	362
Real estate – construction, land development & other land loans	1,471	2,690	1,479
Real estate – mortgage – residential (1-4 family) first mortgages	636	1,207	443
Real estate – mortgage – home equity loans / lines of credit	130	279	148
Real estate – mortgage – commercial and other	698	1,286	735
Installment loans to individuals	139	406	257
Total recoveries	3,592	6,685	3,424
Net charge-offs	(479)	(3,729)	(2,537)
Allowance removed related to sold loans	—	(1,050)	—
Allowance for loan losses, at end of period	$24,025	23,781	26,023

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.03%	0.14%	0.20%
Allowance for loan losses as a percent of loans at end of period	0.71%	0.88%	1.00%

The provision for loan losses that we record is driven by an allowance for loan loss mathematical model. The primary factors impacting this model are loan growth, net charge-off history, and asset quality trends. In 2017, the impact of strong organic loan growth, which would normally result in higher provisions for loan losses, was substantially offset by low levels of net charge-offs and improving asset quality trends.

The allowance for loan losses amounted to $24.0 million at June 30, 2017, compared to $23.8 million at December 31, 2016 and $26.0 million at June 30, 2016. The ratio of our allowance to total loans has declined from 1.00% at June 30, 2016 to 0.71% at June 30, 2017 as a result of the factors discussed above that impacted our relatively low levels of provision for loan losses, as well as applicable accounting guidance that does not allow us to record an allowance for loan losses upon the acquisition of loans. Thus, no allowance for loan losses was recorded for the approximately $497 million in loans acquired in the Carolina Bank acquisition – instead the acquired loans were recorded at their fair value, which would include the consideration of any expected losses. See Critical Accounting Policies above for further discussion. Unaccreted discount, which is available to absorb loan losses on a loan-by-loan basis, amounted to $18.0 million, $12.7 million, and $12.4 million at June 30, 2017, December 31, 2016, and June 30, 2016, respectively. The ratio of allowance for loan losses plus unaccreted discount was 1.24%, 1.34%, and 1.48% at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

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

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at June 30, 2017, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2016.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $814 million line of credit with the Federal Home Loan Bank (of which $302 million was outstanding at June 30, 2017 and $225 million was outstanding at December 31, 2016), 2) a $35 million federal funds line with a correspondent bank (of which none was outstanding at June 30, 2017 or December 31, 2016), and 3) an approximately $110 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at June 30, 2017 or December 31, 2016). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $190 million at June 30, 2017 and $193 million at December 31, 2016, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $467 million at June 30, 2017 compared to $425 million at December 31, 2016.

Our overall liquidity has decreased slightly since June 30, 2016 but remains sufficient. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased from 19.8% at June 30, 2016 to 18.8% at June 30, 2017.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2016, detail of which is presented in Table 18 on page 90 of our 2016 Annual Report on Form 10-K.

We are not involved in any legal proceedings that, in our opinion, could have a material effect on our consolidated financial position. See Part II – Item 1 for additional information regarding legal proceedings.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2017, and have no current plans to do so.

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

At June 30, 2017, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2017	December 31, 2016	June 30, 2016

Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	10.44%	10.92%	11.09%
Minimum required Common equity Tier 1 capital	4.50%	4.50%	4.50%

Tier I capital to Tier 1 risk weighted assets	11.91%	12.49%	13.08%
Minimum required Tier 1 capital	6.00%	6.00%	6.00%

Total risk-based capital to Tier II risk weighted assets	12.61%	13.36%	14.10%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	9.77%	10.17%	10.38%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At June 30, 2017, our bank subsidiary exceeded the minimum ratios established by the regulatory authorities.

Our capital ratios are generally lower at June 30, 2017 compared to prior periods due to the acquisition of Carolina Bank in March 2017 (see Note 4 to the Consolidated Financial Statements for more information on this transaction).

Index

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 7.98% at June 30, 2017 compared to 8.16% at December 31, 2016 and 8.18% at June 30, 2016.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On August 4, 2017, the Company converted the data processing systems of Carolina Bank to First Bank, and the former Carolina Bank branches began to operate under the name “First Bank.” As part of this conversion, the Company consolidated four branches into two branches in Winston-Salem and consolidated two branches into one branch in Asheboro.

•	On June 15, 2017, the Company announced a quarterly cash dividend of $0.08 cents per share payable on July 25, 2017 to shareholders of record on June 30, 2017. This is the same dividend rate as the Company declared in the second quarter of 2016.

•	On May 1, 2017, the Company announced that it had reached an agreement to acquire ASB Bancorp, Inc., the parent company of Asheville Savings Bank, SSB, headquartered in Asheville, North Carolina. The merger consideration is a combination of cash and stock, with each share of ASB Bancorp, Inc. common stock being exchanged for either $41.90 in cash or 1.44 shares of First Bancorp stock, subject to the total consideration being 90% stock / 10% cash. This transaction is subject to regulatory approval and is expected to be completed during the fourth quarter of 2017.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first six months of 2017. At June 30, 2017, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.03% (realized in 2016) to a high of 4.92% (realized in 2013). Until the end of 2015, the prime rate of interest had remained at 3.25% since 2008. In response to Federal Reserve actions, the prime rate increased to 3.50% in December 2015 and has since risen to 4.25% as of June 30, 2017. The consistency of our net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At June 30, 2017, approximately 75% of our interest-earning assets were subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Index

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). At June 30, 2017, we had $1.1 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2017 are deposits totaling $1.92 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

As it relates to deposits, as noted earlier, the Federal Reserve made no changes to the short term interest rates it sets directly from 2008 until December 2015, and during that time we were able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as our average funding rate approached zero several years ago, meaningful further declines were not possible. Thus far, the four interest rate increases initiated by the Federal Reserve over the past 18 months have not resulted in significant competitive pressure to increase deposit rates.

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans, which amounted to $3.3 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $18.0 million at June 30, 2017.

Index

Based on our most recent interest rate modeling, which assumes one interest rate increase for the remainder of 2017 (federal funds rate = 1.50%, prime = 4.50%), we project that our net interest margin will likely remain fairly stable for the remainder of the year. We expect the yields we earn on excess cash and investment security yields to increase as a result of the recent rate increases, while we expect loan yields to be stable, and deposit rates to gradually rise.

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

Part II. Other Information

Item 1 – Legal Proceedings

From time to time, the Company is a party to routine legal proceedings within its normal course of business. Management believes that such routine legal proceedings taken together are immaterial to the Company’s financial condition or results of operations. Any non-routine legal proceedings are described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

On May 1, 2017, the Company and ASB Bancorp, Inc. entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) pursuant to which upon satisfaction of the conditions set forth in the Merger Agreement, ASB Bancorp will merge with and into the Company.

On July 19, 2017, a purported shareholder of ASB Bancorp filed a lawsuit in the United States District Court, Western District of North Carolina, against the Company, ASB Bancorp, and members of ASB Bancorp’s board of directors. The lawsuit alleges inadequate disclosures in ASB Bancorp’s proxy statement/prospectus and violations of the Securities Exchange Act of 1934. The lawsuit seeks, among other remedies, to enjoin the merger or, in the event the merger is completed, rescission of the merger or rescissory damages; to direct defendants to account for unspecified damages; and costs of the lawsuit, including attorneys’ and experts’ fees.

As of the date of this filing, the Company cannot reasonably predict the outcome of the above-described lawsuit or, in the event of an adverse outcome, the potential loss or range of possible loss relating to the lawsuit.

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

Index

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2017 to April 30, 2017	—	—	—	214,241
May 1, 2017 to May 31, 2017	—	—	—	214,241
June 1, 2017 to June 30, 2017	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended June 30, 2017.

During the three months ended June 30, 2017, there were no unregistered sales of the Company’s securities.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have Securities and Exchange Commission File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

2.a	Purchase and Assumption Agreement dated as of March 3, 2016 between First Bank (as Seller) and First Community Bank (as Purchaser) was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.b	Purchase and Assumption Agreement dated as of March 3, 2016 between First Community Bank (as Seller) and First Bank (as Purchaser) was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.c	Merger Agreement between First Bancorp and Carolina Bank Holdings, Inc. dated June 21, 2016 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016, and is incorporated herein by reference.

2.d	Merger Agreement between First Bancorp and ASB Bancorp, Inc. dated May 1, 2017 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 1, 2017, and is incorporated herein by reference

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Second Amended and Restated Bylaws of the Company were filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2017, and are incorporated herein by reference.

Index

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 9, 2017	BY:/s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer
(Principal Executive Officer),
Treasurer and Director

August 9, 2017	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer