Form 10-Q
period 2017-09-30
FIRST BANCORP /NC/
filed 2017-11-09
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant's Common Stock outstanding on October 31, 2017 was 29,643,990.

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

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	September 30, 2017	December 31, 2016 (audited)	September 30, 2016
ASSETS
Cash and due from banks, noninterest-bearing	$82,758	71,645	64,145
Due from banks, interest-bearing	326,089	234,348	217,188
Total cash and cash equivalents	408,847	305,993	281,333

Securities available for sale	198,924	199,329	199,156
Securities held to maturity (fair values of $124,878, $130,195, and $139,514)	123,156	129,713	135,808

Presold mortgages in process of settlement	17,426	2,116	4,094

Loans	3,429,755	2,710,712	2,651,459
Allowance for loan losses	(24,593)	(23,781)	(24,575)
Net loans	3,405,162	2,686,931	2,626,884

Premises and equipment	95,762	75,351	76,731
Accrued interest receivable	11,445	9,286	8,785
Goodwill	144,667	75,042	75,392
Other intangible assets	15,634	4,433	4,603
Foreclosed real estate	9,356	9,532	10,103
Bank-owned life insurance	88,081	74,138	73,613
Other assets	72,687	42,998	40,978
Total assets	$4,591,147	3,614,862	3,537,480

LIABILITIES
Deposits: Noninterest bearing checking accounts	$1,016,947	756,003	749,256
Interest bearing checking accounts	683,113	635,431	593,065
Money market accounts	795,572	685,331	659,741
Savings accounts	396,192	209,074	207,494
Time deposits of $100,000 or more	517,770	422,687	451,622
Other time deposits	241,647	238,827	249,662
Total deposits	3,651,241	2,947,353	2,910,840
Borrowings	397,525	271,394	236,394
Accrued interest payable	1,143	539	523
Other liabilities	28,737	27,475	24,775
Total liabilities	4,078,646	3,246,761	3,172,532

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series C, convertible, issued & outstanding: none, none, and 728,706 shares	—	—	7,287
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 24,723,929, 20,844,505, and 20,119,411 shares	263,493	147,287	139,979
Retained earnings	251,790	225,921	219,233
Stock in rabbi trust assumed in acquisition	(3,571)	—	—
Rabbi trust obligation	3,571	—	—
Accumulated other comprehensive income (loss)	(2,782)	(5,107)	(1,551)
Total shareholders’ equity	512,501	368,101	364,948
Total liabilities and shareholders’ equity	$4,591,147	3,614,862	3,537,480

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$41,549	29,919	114,908	90,301
Interest on investment securities:
Taxable interest income	2,004	1,688	5,830	5,472
Tax-exempt interest income	399	435	1,269	1,312
Other, principally overnight investments	1,059	213	2,299	612
Total interest income	45,011	32,255	124,306	97,697

INTEREST EXPENSE
Savings, checking and money market accounts	685	401	1,892	1,204
Time deposits of $100,000 or more	1,053	657	2,641	1,931
Other time deposits	172	196	511	725
Borrowings	1,462	647	3,411	1,750
Total interest expense	3,372	1,901	8,455	5,610

Net interest income	41,639	30,354	115,851	92,087
Provision (reversal) for loan losses	—	—	723	(23)
Net interest income after provision (reversal) for loan losses	41,639	30,354	115,128	92,110

NONINTEREST INCOME
Service charges on deposit accounts	2,945	2,710	8,525	7,960
Other service charges, commissions and fees	3,468	2,996	10,195	8,869
Fees from presold mortgage loans	1,842	710	4,121	1,491
Commissions from sales of insurance and financial products	1,426	969	3,304	2,844
SBA consulting fees	864	1,178	3,174	1,898
SBA loan sale gains	1,692	694	3,241	694
Bank-owned life insurance income	579	514	1,667	1,526
Foreclosed property gains (losses), net	(216)	(266)	(439)	(189)
FDIC indemnification asset income (expense), net	—	(5,711)	—	(10,255)
Securities gains (losses), net	—	—	(235)	3
Other gains (losses), net	(238)	1,363	493	1,237
Total noninterest income	12,362	5,157	34,046	16,078

NONINTEREST EXPENSES
Salaries	16,550	13,430	46,799	37,465
Employee benefits expense	3,375	2,608	10,709	7,892
Total personnel expense	19,925	16,038	57,508	45,357
Net occupancy expense	2,439	2,005	6,981	5,791
Equipment related expenses	1,070	904	3,277	2,693
Merger and acquisition expenses	1,329	600	4,824	1,286
Intangibles amortization expense	902	387	2,509	834
Other operating expenses	8,719	7,784	26,441	22,677
Total noninterest expenses	34,384	27,718	101,540	78,638

Income before income taxes	19,617	7,793	47,634	29,550
Income tax expense	6,531	3,115	15,839	10,396

Net income	13,086	4,678	31,795	19,154

Preferred stock dividends	—	(58)	—	(175)

Net income available to common shareholders	$13,086	4,620	31,795	18,979

Earnings per common share:
Basic	$0.53	0.23	1.34	0.95
Diluted	0.53	0.23	1.33	0.93

Dividends declared per common share	$0.08	0.08	0.24	0.24

Weighted average common shares outstanding:
Basic	24,607,516	20,007,518	23,728,262	19,904,226
Diluted	24,695,295	20,785,689	23,827,011	20,697,125

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands-unaudited)	2017	2016	2017	2016

Net income	$13,086	4,678	31,795	19,154
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	186	241	3,288	3,131
Tax (expense) benefit	(69)	(94)	(1,213)	(1,223)
Reclassification to realized (gains) losses	—	—	235	(3)
Tax expense (benefit)	—	—	(87)	1
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	53	50	158	152
Tax expense (benefit)	(20)	(20)	(56)	(59)
Other comprehensive income (loss)	150	177	2,325	1,999

Comprehensive income	$13,236	4,855	34,120	21,153

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Common Stock		Retained	Stock in Directors’	Directors’ Deferred Fees	Accumulated Other Compre- hensive Income	Total Share- holders’
	Stock	Shares	Amount	Earnings	Rabbi Trust	Obligation	(Loss)	Equity

Balances, January 1, 2016	$7,287	19,748	$133,393	205,060	—	—	(3,550)	342,190

Net income				19,154				19,154
Cash dividends declared ($0.24 per common share)				(4,806)				(4,806)
Preferred stock dividends				(175)				(175)
Equity issued pursuant to acquisitions		279	5,509					5,509
Stock option exercises		23	375					375
Stock-based compensation		69	702					702
Other comprehensive income (loss)							1,999	1,999

Balances, September 30, 2016	$7,287	20,119	$139,979	219,233	—	—	(1,551)	364,948

Balances, January 1, 2017	$—	20,845	$147,287	225,921	—	—	(5,107)	368,101

Net income				31,795				31,795
Cash dividends declared ($0.24 per common share)				(5,926)				(5,926)
Equity issued pursuant to acquisitions		3,813	114,893		(7,688)	7,688		114,893
Payment of deferred fees					4,117	(4,117)		—
Stock option exercises		16	287					287
Stock-based compensation		50	1,026					1,026
Other comprehensive income (loss)							2,325	2,325

Balances, September 30, 2017	$—	24,724	$263,493	251,790	(3,571)	3,571	(2,782)	512,501

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2017	2016
Cash Flows From Operating Activities
Net income	$31,795	19,154
Reconciliation of net income to net cash provided (used) by operating activities:
Provision (reversal) for loan losses	723	(23)
Net security premium amortization	2,165	2,418
Loan discount accretion	(5,073)	(3,553)
Purchase accounting accretion and amortization, net	(142)	9,993
Foreclosed property losses and write-downs (gains), net	439	189
Loss (gain) on securities available for sale, net	235	(3)
Other losses (gains), net	(493)	126
Decrease (increase) in net deferred loan costs	388	675
Depreciation of premises and equipment	4,023	3,405
Stock-based compensation expense	860	527
Amortization of intangible assets	2,509	834
Fees/gains from sale of presold mortgage and SBA loans	(7,362)	(2,185)
Origination of presold mortgages in process of settlement	(169,021)	(56,260)
Proceeds from sales of presold mortgages in process of settlement	165,341	58,015
Origination of SBA loans	(54,714)	(8,471)
Proceeds from sales of SBA loans	44,259	9,165
Gain on sale of branches	—	(1,356)
Decrease (increase) in accrued interest receivable	(642)	381
Increase in other assets	(13,112)	(1,530)
Increase (decrease) in accrued interest payable	340	(20)
Increase (decrease) in other liabilities	(12,377)	185
Net cash provided (used) by operating activities	(9,859)	31,666

Cash Flows From Investing Activities
Purchases of securities available for sale	(35,034)	(99,896)
Purchases of securities held to maturity	(291)	—
Proceeds from maturities/issuer calls of securities available for sale	29,156	68,206
Proceeds from maturities/issuer calls of securities held to maturity	18,021	17,652
Proceeds from sales of securities available for sale	45,601	8
Purchases of Federal Reserve and Federal Home Loan Bank stock, net	(10,372)	(2,263)
Net increase in loans	(206,948)	(138,044)
Payments related to FDIC loss share agreements	—	(1,554)
Payment to FDIC for termination of loss share agreements	—	(2,012)
Proceeds from sales of foreclosed real estate	6,468	6,670
Purchases of premises and equipment	(3,040)	(6,876)
Proceeds from sales of premises and equipment	114	21
Proceeds from branch sale	—	26,211
Net cash received (paid) in acquisitions	48,636	(53,640)
Net cash used by investing activities	(107,689)	(185,517)

Cash Flows From Financing Activities
Net increase in deposits	118,752	122,476
Net increase in borrowings	106,980	50,000
Cash dividends paid – common stock	(5,617)	(4,760)
Cash dividends paid – preferred stock	—	(175)
Proceeds from stock option exercises	287	375
Net cash provided by financing activities	220,402	167,916

Increase in cash and cash equivalents	102,854	14,065
Cash and cash equivalents, beginning of period	305,993	267,268

Cash and cash equivalents, end of period	$408,847	281,333

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$8,115	5,672
Income taxes	15,275	10,511
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	2,223	1,906
Foreclosed loans transferred to other real estate	3,897	6,968

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended September 30, 2017 and 2016

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2017 and 2016 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2017 and 2016. All such adjustments were of a normal, recurring nature. Reference is made to the 2016 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2016 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The Company can apply the guidance using a full retrospective approach or a modified retrospective approach. The Company’s revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of the Company’s revenues will not be affected. The guidance will be effective for the Company for reporting periods beginning after December 31, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

In June 2016, the FASB issued guidance to change the accounting for credit losses. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  The guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The Company will apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, the Company does not expect to elect that option. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance on its consolidated financial statements, however, the Company expects the adoption of this guidance to result in an increase in the recorded allowance for loan losses.

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

In January 2017, the FASB issued guidance to clarify the definition of a business in the Business Combinations topic of the Accounting Standards Codification with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect this amendment to have a material effect on its financial statements.

Index

In January 2017, the FASB issued amended the Goodwill and Other Intangibles topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. The amount of goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this amendment to have a material effect on its financial statements.

In March 2017, the FASB amended the requirements in the Compensation—Retirement Benefits topic of the Accounting Standards Codification related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 3 – Reclassifications

Certain amounts reported in the period ended September 30, 2016 have been reclassified to conform to the presentation for September 30, 2017. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Acquisitions

Since January 1, 2016, the Company completed the acquisitions described below. The results of each acquired company/branch are included in the Company’s results beginning on its respective acquisition date.

(1)	On January 1, 2016, First Bank Insurance completed the acquisition of Bankingport, Inc. (“Bankingport”). The results of Bankingport are included in the Company’s results beginning on the January 1, 2016 acquisition date.

Index

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

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Bankingport were recorded based on estimates of fair values as of January 1, 2016. In connection with this transaction, the Company recorded $1.7 million in goodwill, which is non-deductible for tax purposes, and $0.7 million in other amortizable intangible assets.

(2)	On May 5, 2016, the Company completed the acquisition of SBA Complete, Inc. (“SBA Complete”). The results of SBA Complete are included in the Company’s results beginning on the May 5, 2016 acquisition date. SBA Complete is a consulting firm that specializes in consulting with financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. The deal value was approximately $8.5 million with the Company paying $1.5 million in cash and issuing 199,829 shares of its common stock, which had a value of approximately $4.0 million. Per the terms of the agreement, the Company recorded an earn-out liability initially valued at $3.0 million, which will be paid in shares of Company stock in annual distributions over a three-year period if pre-determined goals are met for those three years.

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of SBA Complete were recorded based on estimates of fair values, which according to applicable accounting guidance, are subject to change for twelve months following the acquisition. In connection with this transaction, the Company originally recorded $5.6 million in goodwill, which was non-deductible for tax purposes, and $2.0 million in other amortizable intangible assets.

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

The branch acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of the acquired branches were recorded on the Company’s balance sheet at their fair values as of July 15, 2016 and were subject to change for twelve months following the acquisition. The related results of operations for the acquired branches have been included in the Company’s consolidated statement of income since that date. The goodwill recorded in the branch exchange is deductible for tax purposes.

Index

(4)	On March 3, 2017, the Company completed the acquisition of Carolina Bank Holdings, Inc. (“Carolina Bank”), headquartered in Greensboro, North Carolina, pursuant to an Agreement and Plan of Merger and Reorganization dated June 21, 2016. The results of Carolina Bank are included in First Bancorp’s results beginning on the March 3, 2017 acquisition date.

Carolina Bank Holdings, Inc. was the parent company of Carolina Bank, a North Carolina state-chartered bank with eight bank branches located in the North Carolina cities of Greensboro, High Point, Burlington, Winston-Salem, and Asheboro, and mortgage offices in Burlington, Hillsborough, and Sanford. The acquisition complements the Company’s recent expansion into several of these high-growth markets and increases its market share in others with facilities, operations and experienced staff already in place. The Company was willing to record goodwill primarily due to the reasons just noted, as well as the positive earnings of Carolina Bank. The total merger consideration consisted of $25.3 million in cash and 3,799,471 million shares of the Company’s common stock, with each share of Carolina Bank common stock being exchanged for either $20.00 in cash or 1.002 shares of the Company’s stock, subject to the total consideration being 75% stock / 25% cash. The issuance of common stock was valued at $114,478,000 and was based on the Company’s closing stock price on March 3, 2017 of $30.13 per share.

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Carolina Bank were recorded based on estimates of fair values as of March 3, 2017. The Company may change its valuations of acquired Carolina Bank assets and liabilities for up to one year after the acquisition date. The table below is a condensed balance sheet disclosing the amount assigned to each major asset and liability category of Carolina Bank on March 3, 2017, and the related fair value adjustments recorded by the Company to reflect the acquisition. The $65.5 million in goodwill that resulted from this transaction is non-deductible for tax purposes.

($ in thousands)	As Recorded by Carolina Bank	Initial Fair Value Adjustments		Measurement Period Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$81,466	(2)	(a)	—		81,464
Securities	49,629	(261)	(b)	—		49,368
Loans, gross	505,560	(5,469)	(c)	146	(l)	497,522
		(2,715)	(d)	—
Allowance for loan losses	(5,746)	5,746	(e)	—		—
Premises and equipment	17,967	4,251	(f)	(319)	(m)	21,899
Core deposit intangible	—	8,790	(g)	—		8,790
Other	34,976	(4,804)	(h)	2,225	(n)	32,397
Total	683,852	5,536		2,052		691,440

Liabilities
Deposits	$584,950	431	(i)	—		585,381
Borrowings	21,855	(2,855)	(j)	(262)	(o)	18,738
Other	12,855	225	(k)	—		13,080
Total	619,660	(2,199)		(262)		617,199

Net identifiable assets acquired						74,241

Total cost of acquisition
Value of stock issued		$114,478
Cash paid in the acquisition		25,279
Total cost of acquisition						139,757

Goodwill recorded related to acquisition of Carolina Bank						$65,516

Explanation of Fair Value Adjustments

(a)	This adjustment was recorded to a short-term investment to its estimated fair value.
(b)	This fair value adjustment was recorded to adjust the securities portfolio to its estimated fair value.
(c)	This fair value adjustment represents the amount necessary to reduce performing loans to their fair value due to interest rate factors and credit factors. Assuming the loans continue to perform, this amount will be amortized to increase interest income over the remaining lives of the related loans.

Index
(d)	This fair value adjustment was recorded to write-down purchased credit impaired loans assumed in the acquisition to their estimated fair market value.
(e)	This fair value adjustment reduced the allowance for loan losses to zero as required by relevant accounting guidance.
(f)	This adjustment represents the amount necessary to increase premises and equipment from its book value on the date of acquisition to its estimated fair market value.
(g)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as expense on an accelerated basis over seven years.
(h)	This fair value adjustment primarily represents the net deferred tax liability associated with the other fair value adjustments made to record the transaction.
(i)	This fair value adjustment was recorded because the weighted average interest rate of Carolina Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount will be amortized to reduce interest expense on an accelerated basis over their remaining five year life.
(j)	This fair value adjustment was primarily recorded because the interest rate of Carolina Bank’s trust preferred security was less than the current interest rate on similar instruments. This amount will be amortized on approximately a straight-line basis to increase interest expense over the remaining life of the related borrowing, which is 18 years.
(k)	This fair value adjustment represents miscellaneous adjustments needed to record assets and liabilities at their fair value.
(l)	This fair value adjustment was a miscellaneous adjustment to increase the initial fair value of gross loans.
(m)	This fair value adjustment relates to miscellaneous adjustment to decrease the initial fair value of premises and equipment.
(n)	This fair value adjustment relates to changes in the estimate of deferred tax assets/liabilities associated with the acquisition and a miscellaneous adjustment to decrease the initial fair value of foreclosed real estate acquired in the transaction.
(o)	This fair value adjustment relates to miscellaneous adjustments to decrease the initial fair value of borrowings.

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

($ in thousands, except share data)	Pro Forma Combined Nine Months Ended September 30, 2017	Pro Forma Combined Nine Months Ended September 30, 2016
Net interest income	$119,899	109,787
Noninterest income	35,236	24,818
Total revenue	155,135	134,605

Net income available to common shareholders	35,176	16,584

Earnings per common share
Basic	$1.43	0.70
Diluted	1.43	0.68

For purposes of the supplemental pro forma information, merger-related expenses of $4.4 million that were recorded in the Company’s consolidated statements of income for the nine months ended September 30, 2017 and $4.6 million of merger-related expenses that were recorded by Carolina Bank in 2017 prior to the merger date are reflected above in the pro forma presentation for 2016.

(5)	On September 1, 2017, First Bank Insurance completed the acquisition of Bear Insurance Service (“Bear Insurance”). The results of Bear Insurance are included in the Company’s results beginning on the September 1, 2017 acquisition date.

Index

Bear Insurance, an insurance agency based in Albemarle, North Carolina, with four locations in Stanly, Cabarrus, and Montgomery counties and annual commission income of approximately $4 million, represented an opportunity to complement the insurance agency operations in these markets and the surrounding areas. Also, this acquisition provided the Company with a larger platform for leveraging insurance services throughout the Company’s bank branch network. The transaction value was $9.8 million and the transaction was completed on September 1, 2017 with the Company paying $7.9 million in cash and issuing 13,374 shares of its common stock, which had a value of approximately $0.4 million. Per the terms of the agreement, the Company also recorded an earn-out liability valued at $1.2 million, which will be paid as a cash distribution after a four-year period if pre-determined goals are met for the periods.

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Bear Insurance were recorded based on estimates of fair values as of September 1, 2017. In connection with this transaction, the Company recorded $5.3 million in goodwill, which is deductible for tax purposes, and $3.9 million in other amortizable intangible assets, which are also deductible for tax purposes.

Note 5 – Equity-Based Compensation Plans

The Company recorded total stock-based compensation expense of $204,000 and $146,000 for the three months ended September 30, 2017 and 2016, respectively, and $860,000 and $527,000 for the nine months ended September 30, 2017 and 2016, respectively. Of the $860,000 in expense that was recorded in 2017, approximately $320,000 related to the June 1, 2017 director grants, and is classified as “other operating expenses” in the Consolidated Statements of Income. The remaining $540,000 in expense relates to the employee grants discussed below and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $318,000 and $206,000 of income tax benefits related to stock based compensation expense in the income statement for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan and the First Bancorp 2007 Equity Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of September 30, 2017, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 803,946 shares remaining available for grant.

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

Index

The Company’s senior officers receive their annual bonus earned under the Company’s annual incentive plan in a mix of 50% cash and 50% stock, with the stock being subject to a three year vesting term. In the last three years, a total of 55,648 shares of restricted stock have been granted related to performance in the preceding fiscal years. Total compensation expense associated with those grants was $758,000 and is being recognized over the respective vesting periods. The Company recorded $66,000 and $55,000 in compensation expense during the three months ended September 30, 2017 and 2016, respectively, and $216,000 and $165,000 for the nine months ended September 30, 2017 and 2016, respectively, related to these grants and expects to record $66,000 in compensation expense during the last remaining quarter of 2017.

In the last three years, the Compensation Committee of the Company’s Board of Directors also granted 130,059 shares of stock to various employees of the Company to promote retention. The total value associated with these grants amounted to $2.8 million, and is being recorded as an expense over their three year vesting periods. For the three months ended September 30, 2017 and 2016, total compensation expense related to these grants was $138,000 and $92,000, respectively, and for the nine months ended September 30, 2017 and 2016, total compensation expense was $324,000 and $234,000, respectively. The Company expects to record $167,000 in compensation expense during the fourth quarter of 2017. All grants were issued based on the closing price of the Company’s common stock on the date of the grant.

The following table presents information regarding the activity for the first nine months of 2017 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2017	91,790	$18.65

Granted during the period	48,322	31.05
Vested during the period	(2,282)	18.27
Forfeited or expired during the period	(8,535)	18.34

Nonvested at September 30, 2017	129,295	$23.31

In years prior to 2009, stock options were the primary form of equity grant utilized by the Company. The stock options had a term of ten years. In a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

At September 30, 2017, there were 40,689 stock options outstanding related to the two First Bancorp plans, with exercise prices ranging from $14.35 to $16.81.

The following table presents information regarding the activity for the first nine months of 2017 related to the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2017	59,948	$17.18

Granted	—	—
Exercised	(19,259)	19.44		$193,844
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2017	40,689	$16.11	0.9	$744,619

Exercisable at September 30, 2017	40,689	$16.11	0.9	$744,619

Index

During the three and nine months ended September 30, 2017, the Company received $0 and $287,000, respectively, as a result of stock option exercises. During the three and nine months ended September 30, 2016, the Company received $0 and $375,000, respectively, as a result of stock option exercises.

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

In computing Diluted Earnings Per Common Share, adjustments are made to the computation of Basic Earnings Per Common shares, as follows. As it relates to unvested shares of restricted stock, the number of shares added to the denominator is equal to the number of unvested shares less the number of shares assumed to be bought back by the Company in the open market at the average market price with the amount of proceeds being equal to the average deferred compensation for the reporting period. As it relates to stock options, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is included in the calculation of dilutive securities. As it relates to the preferred stock that was outstanding during the periods in 2016, dividends on the preferred stock were added back to net income and the preferred shares assumed to be converted were included in the number of shares outstanding.

If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended September 30,
	2017			2016
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$13,086	24,607,516	$0.53	$4,620	20,007,518	$0.23

Effect of Dilutive Securities	—	87,779		58	778,171

Diluted EPS per common share	$13,086	24,695,295	$0.53	$4,678	20,785,689	$0.23

	For the Nine Months September 30,
	2017			2016
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$31,795	23,728,262	$1.34	$18,979	19,904,226	$0.95

Effect of Dilutive Securities	—	98,749		175	792,899

Diluted EPS per common share	$31,795	23,827,011	$1.33	$19,154	20,697,125	$0.93

Index

For both the three and nine months ended September 30, 2017, there were no options that were antidilutive. For both the three and nine months ended September 30, 2016, there were 16,250 options that were antidilutive because the exercise price exceeded the average market price for the period, and thus are not included in the calculation to determine the effect of dilutive securities.

Note 7 – Securities

The book values and approximate fair values of investment securities at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017				December 31, 2016
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$9,000	8,992	1	(9)	17,497	17,490	—	(7)
Mortgage-backed securities	155,684	155,535	713	(862)	151,001	148,065	155	(3,091)
Corporate bonds	33,802	34,397	660	(65)	33,833	33,600	91	(324)
Equity securities	—	—	—	—	83	174	96	(5)
Total available for sale	$198,486	198,924	1,374	(936)	202,414	199,329	342	(3,427)

Securities held to maturity:
Mortgage-backed securities	$67,708	67,529	15	(194)	80,585	79,283	—	(1,302)
State and local governments	55,448	57,349	1,908	(7)	49,128	50,912	1,815	(31)
Total held to maturity	$123,156	124,878	1,923	(201)	129,713	130,195	1,815	(1,333)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations, except for one private mortgage-backed security with a fair value of $490,000 at September 30, 2017.

The following table presents information regarding securities with unrealized losses at September 30, 2017:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$6,491	9	—	—	6,491	9
Mortgage-backed securities	110,437	555	24,250	501	134,687	1,056
Corporate bonds	—	—	935	65	935	65
State and local governments	—	—	813	7	813	7
Total temporarily impaired securities	$116,928	564	25,998	573	142,926	1,137

The following table presents information regarding securities with unrealized losses at December 31, 2016:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$7,990	7	—	—	7,990	7
Mortgage-backed securities	196,999	3,841	19,001	552	216,000	4,393
Corporate bonds	27,027	259	935	65	27,962	324
Equity securities	—	—	7	5	7	5
State and local governments	801	31	—	—	801	31
Total temporarily impaired securities	$232,817	4,138	19,943	622	252,760	4,760

Index

In the above tables, all of the non-equity securities that were in an unrealized loss position at September 30, 2017 and December 31, 2016 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

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

The book values and approximate fair values of investment securities at September 30, 2017, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	1,872	1,883
Due after one year but within five years	10,008	10,037	23,907	24,681
Due after five years but within ten years	27,794	28,242	23,979	25,040
Due after ten years	5,000	5,110	5,690	5,745
Mortgage-backed securities	155,684	155,535	67,708	67,529
Total securities	$198,486	198,924	123,156	124,878

At September 30, 2017 and December 31, 2016, investment securities with carrying values of $213,825,000 and $147,009,000, respectively, were pledged as collateral for public deposits.

In the first nine months of 2017, the Company received proceeds from sales of securities of $45,601,000 and recorded losses of $235,000 from the sales. In the first nine months of 2016, the Company received proceeds from sales of securities of $8,000 and recorded $3,000 in gains from the sales.

Included in “other assets” in the Consolidated Balance Sheets are cost method investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Richmond (“FRB”) stock totaling $30,198,000 and $19,826,000 at September 30, 2017 and December 31, 2016, respectively. The FHLB stock had a cost and fair value of $18,507,000 and $12,588,000 at September 30, 2017 and December 31, 2016, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $11,691,000 and $7,238,000 at September 30, 2017 and December 31, 2016, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

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

Index

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

The following table relates to Carolina Bank acquired PCI loans and summarizes the contractually required payments, which includes principal and interest, expected cash flows to be collected, and the fair value of acquired PCI loans at the acquisition date.

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

($ in thousands)	Carolina Bank Acquisition on March 3, 2017
Contractually required payments	$569,980
Fair value of acquired loans at acquisition date	478,515
Contractual cash flows not expected to be collected	3,650

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2017		December 31, 2016		September 30, 2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$376,940	11%	$261,813	9%	$248,877	9%
Real estate – construction, land development & other land loans	450,746	13%	354,667	13%	327,863	12%
Real estate – mortgage – residential (1-4 family) first mortgages	796,222	23%	750,679	28%	756,880	29%
Real estate – mortgage – home equity loans / lines of credit	315,322	9%	239,105	9%	239,049	9%
Real estate – mortgage – commercial and other	1,431,934	42%	1,049,460	39%	1,026,328	39%
Installment loans to individuals	59,028	2%	55,037	2%	52,264	2%
Subtotal	3,430,192	100%	2,710,761	100%	2,651,261	100%
Unamortized net deferred loan costs (fees)	(437)		(49)		198
Total loans	$3,429,755		$2,710,712		$2,651,459

The following table presents information regarding covered purchased non-impaired loans since January 1, 2016. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond. All balances of covered loans were transferred to non-covered as of the termination of the loss share agreements.

($ in thousands)
Carrying amount of nonimpaired covered loans at January 1, 2016	$101,252
Principal repayments	(7,997)
Transfers to foreclosed real estate	(1,036)
Net loan recoveries	1,784
Accretion of loan discount	1,908
Transfer to non-covered loans due to expiration of loss-share agreement, April 1, 2016	(17,530)
Transfer to non-covered loans due to termination of loss-share agreements, September 22, 2016	(78,381)
Carrying amount of nonimpaired covered loans at September 30, 2016	$—

The following table presents information regarding all PCI loans since January 1, 2016.

($ in thousands) Purchased Credit Impaired Loans	Accretable Yield	Carrying Amount
Balance at January 1, 2016	$—	1,970
Change due to payments received	—	(1,386)
Change due to loan charge-off	—	(70)
Balance at December 31, 2016	—	514
Additions due to acquisition of Carolina Bank	3,617	19,254
Accretion	(1,326)	1,326
Change due to payments received	—	(5,585)
Transfer to foreclosed real estate	—	(69)
Other	—	(406)
Balance at September 30, 2017	$2,291	15,034

During the first nine months of 2017, the Company received $848,000 in payments that exceeded the carrying amount of the related PCI loans, of which $775,000 was recognized as loan discount accretion income and $73,000 was recorded as additional loan interest income. During the first nine months of 2016, the Company received $1,108,000 in payments that exceeded the carrying amount of the related PCI loans, of which $780,000 was recognized as loan discount accretion income, $295,000 was recorded as additional loan interest income, and $33,000 was recorded as a recovery.

Index

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	September 30, 2017	December 31, 2016	September 30, 2016

Nonperforming assets
Nonaccrual loans	$23,350	27,468	32,796
Restructured loans - accruing	20,330	22,138	27,273
Accruing loans > 90 days past due	—	—	—
Total nonperforming loans	43,680	49,606	60,069
Foreclosed real estate	9,356	9,532	10,103
Total nonperforming assets	$53,036	59,138	70,172

Purchased credit impaired loans not included above (1)	$15,034	—	—

(1) In the March 3, 2017 acquisition of Carolina Bank Holdings, Inc., the Company acquired $19.3 million in purchased credit impaired loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $0.4 million in purchased credit impaired loans at September 30, 2017 that are contractually past due 90 days or more.

At September 30, 2017 and December 31, 2016, the Company had $0.9 million and $1.7 million in residential mortgage loans in process of foreclosure, respectively.

The following is a summary of the Company’s nonaccrual loans by major categories.

($ in thousands)	September 30, 2017	December 31, 2016
Commercial, financial, and agricultural	$996	1,842
Real estate – construction, land development & other land loans	1,565	2,945
Real estate – mortgage – residential (1-4 family) first mortgages	14,878	16,017
Real estate – mortgage – home equity loans / lines of credit	2,250	2,355
Real estate – mortgage – commercial and other	3,534	4,208
Installment loans to individuals	127	101
Total	$23,350	27,468

Index

The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2017.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$325	—	—	996	375,364	376,685
Real estate – construction, land development & other land loans	432	—	—	1,565	447,873	449,870
Real estate – mortgage – residential (1-4 family) first mortgages	4,911	472	—	14,878	772,651	792,912
Real estate – mortgage – home equity loans / lines of credit	2,455	—	—	2,250	309,906	314,611
Real estate – mortgage – commercial and other	1,094	469	—	3,534	1,417,012	1,422,109
Installment loans to individuals	145	79	—	127	58,620	58,971
Purchased credit impaired	611	—	449	—	13,974	15,034
Total	$9,973	1,020	449	23,350	3,395,400	3,430,192
Unamortized net deferred loan fees						(437)
Total loans						$3,429,755

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2016.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$92	—	—	1,842	259,879	261,813
Real estate – construction, land development & other land loans	473	168	—	2,945	351,081	354,667
Real estate – mortgage – residential (1-4 family) first mortgages	4,487	443	—	16,017	729,732	750,679
Real estate – mortgage – home equity loans / lines of credit	1,751	178	—	2,355	234,821	239,105
Real estate – mortgage – commercial and other	1,482	449	—	4,208	1,042,807	1,048,946
Installment loans to individuals	186	193	—	101	54,557	55,037
Purchased credit impaired	—	—	—	—	514	514
Total	$8,471	1,431	—	27,468	2,673,391	2,710,761
Unamortized net deferred loan fees						(49)
Total loans						$2,710,712

Index

The following table presents the activity in the allowance for loan losses for all loans for the three and nine months ended September 30, 2017.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Total

As of and for the three months ended September 30, 2017
Beginning balance	$3,430	2,676	7,085	2,057	6,153	1,074	1,550	24,025
Charge-offs	(131)	(43)	(499)	(213)	(159)	(162)	—	(1,207)
Recoveries	330	809	170	120	275	71	—	1,775
Provisions	(314)	(973)	(281)	(49)	(271)	45	1,843	—
Ending balance	$3,315	2,469	6,475	1,915	5,998	1,028	3,393	24,593

As of and for the nine months ended September 30, 2017

Beginning balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	23,781
Charge-offs	(1,335)	(312)	(1,746)	(791)	(573)	(521)	—	(5,278)
Recoveries	848	2,280	806	250	973	210	—	5,367
Provisions	(27)	(2,190)	(289)	36	500	194	2,499	723
Ending balance	$3,315	2,469	6,475	1,915	5,998	1,028	3,393	24,593

Ending balances as of September 30, 2017: Allowance for loan losses
Individually evaluated for impairment	$144	23	929	—	487	—	—	1,583
Collectively evaluated for impairment	$3,171	2,446	5,546	1,915	5,511	1,028	3,393	23,010
Purchased credit impaired	$—	—	—	—	—	—	—	—

Loans receivable as of September 30, 2017:
Ending balance – total	$376,940	450,746	796,222	315,322	1,431,934	59,028	—	3,430,192
Unamortized net deferred loan fees								(437)
Total loans								$3,429,755

Ending balances as of September 30, 2017: Loans
Individually evaluated for impairment	$490	3,072	14,987	52	9,443	—	—	28,044
Collectively evaluated for impairment	$376,195	446,798	777,925	314,559	1,412,666	58,971	—	3,387,114
Purchased credit impaired	$255	876	3,310	711	9,825	57	—	15,034

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

Index

The following table presents the activity in the allowance for loan losses for the three and nine months ended September 30, 2016. There were no covered loans at September 30, 2016 and all reserves associated with previously covered loans have been transferred to the non-covered allowance.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Covered	Total

As of and for the three months ended September 30, 2016
Beginning balance	$4,282	2,899	7,860	2,285	5,571	1,480	572	1,074	26,023
Charge-offs	(495)	(161)	(692)	(196)	(288)	(223)	—	—	(2,055)
Recoveries	252	588	377	69	317	55	—	—	1,658
Transfer from covered status	—	3	788	281	1	—	1	(1,074)	—
Removed due to branch loan sale	(263)	(39)	(347)	(110)	(228)	(63)	(1)	—	(1,051)
Provisions	755	(612)	(492)	54	(165)	(38)	498	—	—
Ending balance	$4,531	2,678	7,494	2,383	5,208	1,211	1,070	—	24,575

As of and for the nine months ended September 30, 2016
Beginning balance	$4,742	3,754	7,832	2,893	5,816	1,051	696	1,799	28,583
Charge-offs	(1,229)	(638)	(3,383)	(930)	(850)	(741)	—	(244)	(8,015)
Recoveries	554	799	672	188	602	308	—	1,958	5,081
Transfer from covered status	56	65	839	293	127	—	1	(1,381)	—
Removed due to branch loan sale	(263)	(39)	(347)	(110)	(228)	(63)	(1)	—	(1,051)
Provisions	671	(1,263)	1,881	49	(259)	656	374	(2,132)	(23)
Ending balance	$4,531	2,678	7,494	2,383	5,208	1,211	1,070	—	24,575

Ending balances as of September 30, 2016: Allowance for loan losses
Individually evaluated for impairment	$9	169	1,306	5	444	—	—	—	1,933
Collectively evaluated for impairment	$4,522	2,509	6,188	2,372	4,764	1,211	1,070	—	22,636
Loans acquired with deteriorated credit quality	$—	—	—	6	—	—	—	—	6

Loans receivable as of September 30, 2016:
Ending balance – total	$248,877	327,863	756,880	239,049	1,026,328	52,264	—	—	2,651,261
Unamortized net deferred loan costs									198
Total loans									$2,651,459

Ending balances as of September 30, 2016: Loans
Individually evaluated for impairment	$1,732	4,181	21,611	310	11,291	1	—	—	39,126
Collectively evaluated for impairment	$247,145	323,682	735,062	238,733	1,014,506	52,263	—	—	2,611,391
Loans acquired with deteriorated credit quality	$—	—	207	6	531	—	—	—	744

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of September 30, 2017.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$185	425	—	299
Real estate – mortgage – construction, land development & other land loans	2,838	4,023	—	2,871
Real estate – mortgage – residential (1-4 family) first mortgages	6,461	7,029	—	7,533
Real estate – mortgage –home equity loans / lines of credit	52	79	—	70
Real estate – mortgage –commercial and other	2,158	2,394	—	3,162
Installment loans to individuals	—	—	—	1
Total impaired loans with no allowance	$11,694	13,950	—	13,936

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$305	305	144	169
Real estate – mortgage – construction, land development & other land loans	234	243	23	570
Real estate – mortgage – residential (1-4 family) first mortgages	8,526	8,721	929	10,198
Real estate – mortgage –home equity loans / lines of credit	—	—	—	83
Real estate – mortgage –commercial and other	7,285	7,392	487	5,354
Installment loans to individuals	—	—	—	—
Total impaired loans with allowance	$16,350	16,661	1,583	16,374

Interest income on impaired loans recognized during the nine months ended September 30, 2017 was insignificant.

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2016.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$593	706	—	816
Real estate – mortgage – construction, land development & other land loans	3,221	4,558	—	3,641
Real estate – mortgage – residential (1-4 family) first mortgages	10,035	12,220	—	11,008
Real estate – mortgage –home equity loans / lines of credit	114	146	—	139
Real estate – mortgage –commercial and other	4,598	5,112	—	8,165
Installment loans to individuals	—	2	—	1
Total impaired loans with no allowance	$18,561	22,744	—	23,770

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$51	51	7	202
Real estate – mortgage – construction, land development & other land loans	780	798	184	844
Real estate – mortgage – residential (1-4 family) first mortgages	10,772	11,007	1,339	13,314
Real estate – mortgage –home equity loans / lines of credit	166	166	5	324
Real estate – mortgage –commercial and other	1,896	1,929	105	4,912
Installment loans to individuals	—	—	—	49
Total impaired loans with allowance	$13,665	13,951	1,640	19,645

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally required and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of September 30, 2017.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$365,505	8,974	1,210	996	376,685
Real estate – construction, land development & other land loans	435,960	6,009	6,336	1,565	449,870
Real estate – mortgage – residential (1-4 family) first mortgages	729,341	15,298	33,395	14,878	792,912
Real estate – mortgage – home equity loans / lines of credit	304,114	1,262	6,985	2,250	314,611
Real estate – mortgage – commercial and other	1,384,255	23,736	10,584	3,534	1,422,109
Installment loans to individuals	58,444	224	176	127	58,971
Purchased credit impaired	6,748	5,002	3,284	—	15,034
Total	$3,284,367	60,505	61,970	23,350	3,430,192
Unamortized net deferred loan fees					(437)
Total loans					3,429,755

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2016.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$247,451	10,560	1,960	1,842	261,813
Real estate – construction, land development & other land loans	335,068	8,762	7,892	2,945	354,667
Real estate – mortgage – residential (1-4 family) first mortgages	678,878	16,998	38,786	16,017	750,679
Real estate – mortgage – home equity loans / lines of credit	226,159	1,436	9,155	2,355	239,105
Real estate – mortgage – commercial and other	1,005,687	26,032	13,019	4,208	1,048,946
Installment loans to individuals	54,421	256	259	101	55,037
Purchased credit impaired	—	514	—	—	514
Total	$2,547,664	64,558	71,071	27,468	2,710,761
Unamortized net deferred loan fees					(49)
Total loans					2,710,712

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended September 30, 2017 and 2016.

($ in thousands)	For three months ended September 30, 2017			For the three months ended September 30, 2016
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	1	$1,071	$1,071
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total TDRs arising during period	—	$—	$—	1	$1,071	$1,071

Total covered TDRs arising during period included above	—	$—	$—	—	$—	$—

Index

The following table presents information related to loans modified in a troubled debt restructuring during the nine months ended September 30, 2017 and 2016.

($ in thousands)	For nine months ended September 30, 2017			For the nine months ended September 30, 2016
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	1	$1,071	$1,071
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	5	3,550	3,525	—	—	—
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	1	32	32	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	215	215	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total TDRs arising during period	7	$3,797	$3,772	1	$1,071	$1,071

Total covered TDRs arising during period included above	—	$—	$—	—	$—	$—

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended September 30, 2017 and 2016 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended September 30, 2017		For the three months ended September 30, 2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family) first mortgages	—	$—	—	$—

Total accruing TDRs that subsequently defaulted	—	$—	—	$—
Total covered accruing TDRs that subsequently defaulted included above	—	$—	—	$—

Index

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the nine months ended September 30, 2017 and 2016 are presented in the table below.

($ in thousands)	For the nine months ended September 30, 2017		For the nine months ended September 30, 2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Commercial, financial, and agricultural	—	$—	1	$44
Real estate – mortgage – residential (1-4 family) first mortgages	2	880	—	—
Real estate – mortgage – commercial and other	—	—	1	21
Total accruing TDRs that subsequently defaulted	2	$880	2	$65
Total covered accruing TDRs that subsequently defaulted included above	—	$—	1	$44

Note 9 – Deferred Loan (Fees) Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan (fees) costs of approximately ($437,000), ($49,000), and $198,000 at September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

Note 10 – FDIC Indemnification Asset

The Company terminated all loss share agreements with the FDIC effective September 22, 2016. As a result, the remaining balance in the FDIC Indemnification Asset, which represented the estimated amount to be received from the FDIC under the loss share agreements, was written off as indemnification asset expense as of the termination date.

The following presents a rollforward of the FDIC indemnification asset from January 1, 2016 through the date of termination.

($ in thousands)
Balance at January 1, 2016	$8,439
Decrease related to favorable changes in loss estimates	(2,246)
Increase related to reimbursable expenses	205
Cash paid (received)	1,554
Related to accretion of loan discount	(2,005)
Other	(236)
Write off of asset balance upon termination of FDIC loss share agreements effective September 22, 2016	(5,711)
Balance at September 30, 2016	$—

Note 11 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2017, December 31, 2016, and September 30, 2016 and the carrying amount of unamortized intangible assets as of those same dates.

	September 30, 2017		December 31, 2016		September 30, 2016
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$6,013	953	2,369	746	2,369	668
Core deposit premiums	18,520	10,084	9,730	8,143	9,730	7,902
Other	1,303	471	1,032	224	1,032	166
Total	$25,836	11,508	13,131	9,113	13,131	8,736

SBA servicing asset	$1,306		415		208

Unamortizable intangible assets:
Goodwill	$144,667		75,042		75,392

Index

Activity related to transactions during the periods presented includes the following (See Note 4 to the Consolidated Financial Statements for more information on each of these transactions):

(1)	In connection with the January 1, 2016 acquisition of Bankingport, Inc., the Company recorded $1,693,000 in goodwill, $591,000 in a customer list intangible, and $92,000 in other amortizable intangible assets.
(2)	In connection with the May 5, 2016 acquisition of SBA Complete, Inc., the Company recorded $4,333,000 in goodwill, $1,100,000 in a customer list intangible, and $940,000 in other amortizable intangible assets.
(3)	In connection with the branch exchange transaction with First Community Bank on July 15, 2016, the Company recorded a net increase of $1,961,000 in goodwill and $1,170,000 in core deposit premiums.
(4)	In connection with the Carolina Bank acquisition on March 3, 2017, the Company recorded a net increase of $65,516,000 in goodwill and $8,790,000 in core deposit premiums.
(5)	In connection with the September 1, 2017 acquisition of Bear Insurance Service, the Company recorded $5,330,000 in goodwill, $3,644,000 in a customer list intangible, and $271,000 in other amortizable intangible assets.

In addition to the above acquisition related activity, the Company recorded $415,000 in net servicing assets associated with the guaranteed portion of SBA loans originated and sold during the third and fourth quarters of 2016. During the first nine months of 2017, the Company recorded an additional $1,003,000 in servicing assets, as well as $112,000 in amortization expense. Servicing assets are recorded at fair value and amortized over the expected lives of the related loans.

Amortization expense of all intangible assets totaled $902,000 and $387,000 for the three months ended September 30, 2017 and 2016, respectively, and $2,509,000 and $834,000 for the nine months ended September 30, 2017 and 2016, respectively.

The following table presents the estimated amortization expense related to amortizable intangible assets, excluding SBA servicing assets, for the last quarter of calendar year 2017 and for each of the four calendar years ending December 31, 2021 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
October 1 to December 31, 2017	$902
2018	3,262
2019	2,654
2020	2,090
2021	1,628
Thereafter	3,792
Total	$14,328

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

The Company recorded pension income totaling $202,000 and $163,000 for the three months ended September 30, 2017 and 2016, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Three Months Ended September 30,
	2017	2016	2017	2016	2017 Total	2016 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost	$—	—	29	27	29	27
Interest cost	361	375	57	60	418	435
Expected return on plan assets	(702)	(675)	—	—	(702)	(675)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	61	59	(8)	(9)	53	50
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension (income)/cost	$(280)	(241)	78	78	(202)	(163)

The Company recorded pension income totaling $605,000 and $488,000 for the nine months ended September 30, 2017 and 2016, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension income.

	For the Nine Months Ended September 30,
	2017	2016	2017	2016	2017 Total	2016 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$—	—	88	80	88	80
Interest cost	1,086	1,127	170	178	1,256	1,305
Expected return on plan assets	(2,107)	(2,025)	—	—	(2,107)	(2,025)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net (gain)/loss	183	179	(25)	(27)	158	152
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension (income)/cost	$(838)	(719)	233	231	(605)	(488)

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

($ in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Unrealized gain (loss) on securities available for sale	$438	(3,085)	1,964
Deferred tax asset (liability)	(162)	1,138	(767)
Net unrealized gain (loss) on securities available for sale	276	(1,947)	1,197

Additional pension asset (liability)	(4,854)	(5,012)	(4,505)
Deferred tax asset (liability)	1,796	1,852	1,757
Net additional pension asset (liability)	(3,058)	(3,160)	(2,748)

Total accumulated other comprehensive income (loss)	$(2,782)	(5,107)	(1,551)

The following table discloses the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2017	$(1,947)	(3,160)	(5,107)
Other comprehensive income (loss) before reclassifications	2,075	—	2,075
Amounts reclassified from accumulated other comprehensive income	148	102	250
Net current-period other comprehensive income (loss)	2,223	102	2,325

Ending balance at September 30, 2017	$276	(3,058)	(2,782)

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

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2017.

($ in thousands)
Description of Financial Instruments	Fair Value at September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$8,992	—	8,992	—
Mortgage-backed securities	155,535	—	155,535	—
Corporate bonds	34,397	—	34,397	—
Total available for sale securities	$198,924	—	198,924	—

Nonrecurring
Impaired loans	$14,932	—	—	14,932
Foreclosed real estate	9,356	—	—	9,356

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at September 30, 2017	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans	$14,932	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	9,356	Appraised value; List or contract price	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-10%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three or nine months ended September 30, 2017 or 2016.

Index

For the nine months ended September 30, 2017 and 2016, the increase in the fair value of securities available for sale was $3,523,000 and $3,128,000, respectively, which is included in other comprehensive income (net of tax expense of $1,300,000 and $1,222,000, respectively). Fair value measurement methods at September 30, 2017 and 2016 are consistent with those used in prior reporting periods.

The carrying amounts and estimated fair values of financial instruments at September 30, 2017 and December 31, 2016 are as follows:

		September 30, 2017		December 31, 2016
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$82,758	82,758	71,645	71,645
Due from banks, interest-bearing	Level 1	326,089	326,089	234,348	234,348
Securities available for sale	Level 2	198,924	198,924	199,329	199,329
Securities held to maturity	Level 2	123,156	124,878	129,713	130,195
Presold mortgages in process of settlement	Level 1	17,426	17,426	2,116	2,116
Total loans, net of allowance	Level 3	3,405,162	3,396,635	2,686,931	2,650,820
Accrued interest receivable	Level 1	11,445	11,445	9,286	9,286
Bank-owned life insurance	Level 1	88,081	88,081	74,138	74,138

Deposits	Level 2	3,651,241	3,647,532	2,947,353	2,944,968
Borrowings	Level 2	397,525	388,477	271,394	263,255
Accrued interest payable	Level 2	1,143	1,143	539	539

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

The Series C Preferred Stock paid a dividend per share equal to that of the Company’s common stock. During the three and nine months ended September 30, 2016, the Company accrued approximately $58,000 and $175,000, respectively, in preferred dividend payments for the Series C Preferred Stock.

Note 16 – Subsequent Event

On October 1, 2017, the Company completed its acquisition of ASB Bancorp, Inc. (“ASB Bancorp”), the parent company of Asheville Savings Bank, SSB, headquartered in Asheville, North Carolina, pursuant to an Agreement and Plan of Merger and Reorganization dated May 1, 2017. Asheville Savings Bank, SSB, operated 13 banking locations in the Asheville, Marion and Brevard markets. The acquisition complements the Company’s existing three branches in the Asheville market.

The total merger consideration consisted of $17.9 million in cash and 4.9 million shares of the Company’s common stock. As of the acquisition date, ASB Bancorp had assets of $793 million, gross loans of $617 million and deposits of $679 million. As of the filing of this report, the Company has not completed the fair value measurements of the assets, liabilities, and identifiable intangible assets of ASB Bancorp.

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

The primary identifiable intangible asset we typically record in connection with a whole bank or bank branch acquisition is the value of the core deposit intangible, whereas when we acquire an insurance agency or a consulting firm, as we did in 2016 and 2017, the primary identifiable intangible asset is the value of the acquired customer list. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. We typically engage a third party consultant to assist in each analysis. For the whole bank and bank branch transactions recorded to date, the core deposit intangibles have generally been estimated to have a life ranging from seven to ten years, with an accelerated rate of amortization. For insurance agency acquisitions, the identifiable intangible assets related to the customer lists were determined to have a life of ten to fifteen years, with amortization occurring on a straight-line basis. For the SBA consulting firm we acquired in 2016, the identifiable intangible asset related to the customer list was determined to have a life of approximately seven years, with amortization occurring on a straight-line basis.

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

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders was $13.1 million, or $0.53 per diluted common share, for the three months ended September 30, 2017, an increase of 130% in earnings per share from the $4.6 million, or $0.23 per diluted common share, recorded in the third quarter of 2016. For the nine months ended September 30, 2017, we recorded net income available to common shareholders of $31.8 million, or $1.33 per diluted common share, an increase of 43.0% in earnings per share from the $19.0 million, or $0.93 per diluted common share, for the nine months ended September 30, 2016.

The third quarter of 2016 results included two non-recurring items that impacted diluted earnings per share negatively by a net of approximately $0.17 per diluted common share: 1) the termination of our loss share agreements with the FDIC, which resulted in the Company recording additional indemnification asset expense of $5.7 million during the three months ended September 30, 2016, and 2) the exchange of branches with First Community Bank that resulted in a gain of $1.4 million.

Comparisons for the financial periods presented are significantly impacted by our March 3, 2017 acquisition of Carolina Bank, which operated eight branches and three mortgage loan offices, primarily in the Triad region of North Carolina (consists of Greensboro, Winston-Salem, and High Point and the surrounding areas). See Note 4 to the consolidated financial statements for more information on this transaction

As discussed at Note 16 to the consolidated financial statements, on October 1, 2017, the Company acquired ASB Bancorp, Inc., the parent company of Asheville Savings Bank, SSB, headquartered in Asheville, North Carolina (“Asheville Savings Bank”), which operated through 13 branches in the Asheville area. As of the acquisition date, Asheville Savings Bank reported total assets of approximately $793 million, including $617 million in loans and $679 million in deposits. Because this transaction closed in the fourth quarter, the financial position and earnings for Asheville Savings Bank are not included in the Company’s results for the third quarter.

Net Interest Income and Net Interest Margin

Net interest income for the third quarter of 2017 was $41.6 million, a 37.2% increase from the $30.4 million recorded in the third quarter of 2016. Net interest income for the first nine months of 2017 amounted to $115.9 million, a 25.8% increase from the $92.1 million recorded in the comparable period of 2016. The increase in net interest income was primarily due to higher amounts of loans outstanding as a result of internal growth, as well as the acquisition of Carolina Bank.

Index

Also contributing to the increase in net interest income was a higher net interest margin for the period. Our net interest margin (tax-equivalent net interest income divided by average earning assets) increased for the fourth consecutive quarter and amounted to 4.16% for the third quarter of 2017 compared to 3.93% for the third quarter of 2016. For the nine month period ended September 30, 2017, our net interest margin was 4.11% compared to 4.07% for the same period in 2016. Asset yields have increased primarily as a result of three Federal Reserve interest rate increases during the past year. Funding costs have also increased, but to a lesser degree.

The net interest margins for both periods were also impacted by higher amounts of loan discount accretion associated with acquired loan portfolios. The Company recorded loan discount accretion amounting to $1.7 million in the third quarter of 2017, compared to $0.8 million in the third quarter of 2016. For the first nine months of 2017 and 2016, loan discount accretion amounted to $5.1 million and $3.6 million, respectively. The increase in loan discount accretion is primarily due to the loan discounts recorded in the acquisition of Carolina Bank.

Provision for Loan Losses and Asset Quality

We recorded no provision for loan losses in the third quarters of 2017 or 2016. For the nine months ended September 30, 2017, we recorded total provision for loan losses of $0.7 million compared to a total negative provision for loan losses of $23,000 in the same period of 2016. We have experienced low levels of charge-offs and asset quality indicators have steadily improved.

Noninterest Income

Total noninterest income was $12.4 million and $5.2 million for the three months ended September 30, 2017 and September 30, 2016, respectively. For the nine months ended September 30, 2017, noninterest income amounted to $34.0 million compared to $16.1 million for the same period of 2016.

Core noninterest income for the third quarter of 2017 was $12.8 million, an increase of 31.2% from the $9.8 million reported for the third quarter of 2016. For the first nine months of 2017, core noninterest income amounted to $34.2 million, a 35.4% increase from the $25.3 million recorded in the comparable period of 2016. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgage loans, iv) commissions from sales of insurance and financial products, v) SBA consulting fees, vi) SBA loan sale gains, and vii) bank-owned life insurance income.

The primary reason for the increase in core noninterest income in 2017 was the acquisition of Carolina Bank, as well as income derived from the Company’s SBA consulting fees and SBA loan sale gains, which began in the second and third quarters of 2016.

Noninterest Expenses

Noninterest expenses amounted to $34.4 million in the third quarter of 2017 compared to $27.7 million recorded in the third quarter of 2016. Noninterest expenses for the nine months ended September 30, 2017 amounted to $101.5 million compared to $78.6 million in 2016. The majority of the increase in noninterest expenses in 2017 relates to the Company’s acquisition of Carolina Bank.

Balance Sheet and Capital

Total assets at September 30, 2017 amounted to $4.6 billion, a 29.8% increase from a year earlier. Total loans at September 30, 2017 amounted to $3.4 billion, a 29.4% increase from a year earlier, and total deposits amounted to $3.7 billion at September 30, 2017, a 25.4% increase from a year earlier.

In addition to the growth realized from the acquisition of Carolina Bank in March 2017, we have experienced strong organic loan and deposit growth during 2017. For the first nine months of 2017, organic loan growth (i.e. excluding loan balances assumed from Carolina Bank) amounted to $221.5 million, or 10.9% annualized. For the first nine months of 2017, organic deposit growth amounted to $118.5 million, or 5.4% annualized. The strong growth was a result of ongoing internal initiatives to drive loan and deposit growth, including our recent expansion into higher growth markets, including Charlotte, Raleigh, and the Triad.

Index

We remain well-capitalized by all regulatory standards, with an estimated Total Risk-Based Capital Ratio at September 30, 2017 of 12.44%, a decline from 13.49% at September 30, 2016, but significantly in excess of the 10.00% minimum to be considered well-capitalized. Our tangible common equity to tangible assets ratio was 7.95% at September 30, 2017, a decrease of eight basis points from a year earlier. The decreases in the capital ratios are primarily due to the acquisition of Carolina Bank.

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

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended September 30, 2017 amounted to $41.6 million, an increase of $11.3 million, or 37.2%, from the $30.4 million recorded in the third quarter of 2016. Net interest income on a tax-equivalent basis for the three month period ended September 30, 2017 amounted to $42.3 million, an increase of $11.5 million, or 37.1%, from the $30.9 million recorded in the third quarter of 2016. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended September 30,
($ in thousands)	2017	2016
Net interest income, as reported	$41,639	30,354
Tax-equivalent adjustment	702	534
Net interest income, tax-equivalent	$42,341	30,888

Net interest income for the nine month period ended September 30, 2017 amounted to $115.9 million, an increase of $23.8 million, or 25.7%, from the $92.1 million recorded in the first nine months of 2016. Net interest income on a tax-equivalent basis for the nine month period ended September 30, 2017 amounted to $117.8 million, an increase of $24.2 million, or 25.9%, from the $93.6 million recorded in the comparable period of 2016.

	Nine Months Ended September 30,
($ in thousands)	2017	2016
Net interest income, as reported	$115,851	92,087
Tax-equivalent adjustment	1,979	1,510
Net interest income, tax-equivalent	$117,830	93,597

There are two primary factors that cause changes in the amount of net interest income we record: 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three and nine months ended September 30, 2017, the higher net interest income compared to the same period of 2016 was due primarily to growth in loans outstanding.

Index

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended September 30,
	2017			2016
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$3,404,862	4.84%	$41,549	$2,635,707	4.52%	$29,919
Taxable securities	275,544	2.89%	2,004	296,873	2.26%	1,688
Non-taxable securities (2)	54,606	8.00%	1,101	49,371	7.81%	969
Short-term investments	305,245	1.38%	1,059	145,268	0.58%	213
Total interest-earning assets	4,040,257	4.49%	45,713	3,127,219	4.17%	32,789

Cash and due from banks	80,191			60,951
Premises and equipment	96,596			77,117
Other assets	297,365			178,450
Total assets	$4,514,409			$3,443,737

Liabilities
Interest bearing checking	$688,739	0.06%	$105	$584,232	0.06%	$92
Money market deposits	794,788	0.19%	372	642,201	0.18%	283
Savings deposits	402,330	0.21%	208	205,044	0.05%	26
Time deposits >$100,000	494,680	0.84%	1,053	400,043	0.65%	657
Other time deposits	246,475	0.28%	172	259,215	0.30%	196
Total interest-bearing deposits	2,627,012	0.29%	1,910	2,090,735	0.24%	1,254
Borrowings	331,122	1.75%	1,462	228,273	1.13%	647
Total interest-bearing liabilities	2,958,134	0.45%	3,372	2,319,008	0.33%	1,901

Noninterest bearing checking	1,005,307			732,520
Other liabilities	30,536			26,456
Shareholders’ equity	520,432			365,753
Total liabilities and shareholders’ equity	$4,514,409			$3,443,737

Net yield on interest-earning assets and net interest income		4.16%	$42,341		3.93%	$30,888
Interest rate spread		4.04%			3.84%

Average prime rate		4.25%			3.50%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $702,000 and $534,000 in 2017 and 2016, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 37% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Nine Months Ended September 30,
	2017			2016
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$3,211,844	4.78%	$114,908	$2,576,605	4.68%	$90,301
Taxable securities	284,588	2.74%	5,830	304,669	2.40%	5,472
Non-taxable securities (2)	56,092	7.74%	3,249	50,221	7.51%	2,822
Short-term investments, principally federal funds	283,601	1.08%	2,299	142,156	0.58%	612
Total interest-earning assets	3,836,125	4.40%	126,286	3,073,651	4.31%	99,207

Cash and due from banks	74,135			57,943
Premises and equipment	92,042			76,339
Other assets	267,231			175,302
Total assets	$4,269,533			$3,383,235

Liabilities
Interest bearing checking	$676,939	0.06%	$320	$585,052	0.06%	$284
Money market deposits	771,826	0.18%	1,067	652,017	0.17%	846
Savings deposits	362,164	0.19%	505	197,204	0.05%	74
Time deposits >$100,000	473,200	0.75%	2,641	394,403	0.65%	1,931
Other time deposits	248,985	0.27%	511	277,123	0.35%	725
Total interest-bearing deposits	2,533,114	0.27%	5,044	2,105,799	0.24%	3,860
Borrowings	294,650	1.55%	3,411	200,427	1.17%	1,750
Total interest-bearing liabilities	2,827,764	0.40%	8,455	2,306,226	0.32%	5,610

Noninterest bearing checking	932,233			695,718
Other liabilities	31,782			23,350
Shareholders’ equity	477,754			357,941
Total liabilities and shareholders’ equity	$4,269,533			$3,383,235

Net yield on interest-earning assets and net interest income		4.11%	$117,831		4.07%	$93,597
Interest rate spread		4.00%			3.99%

Average prime rate		4.03%			3.50%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $1,979,000 and 1,510,000 in 2017 and 2016, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount was computed assuming a 37% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the third quarter of 2017 were $3.405 billion, which was $769 million, or 29.2%, higher than the average loans outstanding for the third quarter of 2016 ($2.636 billion). Average loans for the nine months ended September 30, 2017 were $3.212 billion, which was 24.7% higher than the average loans outstanding for the nine months ended September 30, 2016 ($2.577 billion). The higher amount of average loans outstanding in 2017 was due to a combination of acquired growth and organic growth. The acquisition of Carolina Bank on March 3, 2017 added $497 million in loans as of the acquisition date. Also, due to our loan growth initiatives, including expansion into higher growth markets, and improved loan demand in our market areas, we have grown loan balances organically by $281 million over the past year.

The mix of our loan portfolio remained substantially the same at September 30, 2017 compared to December 31, 2016, with approximately 87% of our loans being real estate loans, 11% being commercial, financial, and agricultural loans, and the remaining 2% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the third quarter of 2017 were $3.632 billion, which was $809 million, or 28.7%, higher than the average deposits outstanding for the third quarter of 2016 ($2.823 billion). Average deposits outstanding for the nine months ended September 30, 2017 were $3.465 billion, which was 23.7% higher than the average deposits outstanding for the nine months ended September 30, 2016 ($2.802 billion). As discussed previously, we acquired Carolina Bank during the first quarter of 2017, which had $585 million in deposits on the acquisition date. Including the acquisition, average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $2.130 billion for the nine months ended September 30, 2016 to $2.743 billion for the nine months ended September 30, 2017, representing growth of $613 million, or 28.8%. Average time deposits also increased for the first nine months of 2017 in comparison to the first nine months of 2016, from $672 million to $722 million, an increase of $50 million, or 7.5%.

Index

Average borrowings increased for the nine months ended September 30, 2017 to $294.7 million from the $200.4 million for the same period of 2016. Carolina Bank had approximately $19 million in borrowings on the date of acquisition. Our cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.30% in the first nine months of 2017 compared to 0.25% in the first nine months of 2016, with the increase being due to the increased costs associated with our higher levels of borrowings.

See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the third quarter of 2017 was 4.16% compared to 3.93% for the third quarter of 2016. For the nine month period ended September 30, 2017, our net interest margin was 4.11% compared to 4.07% for the same period in 2016. The increases in 2017 were due to both increased asset yields and higher amounts of discount accretion. Asset yields have increased primarily as a result of three Federal Reserve interest rate increases during the past year. Funding costs have also increased, but to a lesser degree.

Our net interest margin benefits from the net accretion of purchase accounting premiums/discounts associated with acquired loans and deposits. We recorded loan discount accretion amounting to $1.7 million in the third quarter of 2017, compared to $0.8 million in the third quarter of 2016. For the first nine months of 2017 and 2016, loan discount accretion amounted to $5.1 million and $3.6 million, respectively. The increase in loan discount accretion is primarily due to the loan discounts recorded in the acquisition of Carolina Bank. Unaccreted loan discount has increased from $13.2 million at September 30, 2016 to $16.9 million at September 30, 2017 primarily as a result of the Carolina Bank acquisition.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded no provision for loan losses in the third quarters of 2017 or 2016. For the nine months ended September 30, 2017, we recorded total provision for loan losses of $0.7 million compared to a total negative provision for loan losses of $23,000 in the same period of 2016.

Our provision for loan loss levels have been impacted by continued improvement in asset quality. Nonperforming assets amounted to $53.0 million at September 30, 2017, a decrease of 24.4% from the $70.2 million one year earlier. Our nonperforming assets to total assets ratio was 1.16% at September 30, 2017 compared to 1.98% at September 30, 2016. Also, our provision for loan loss levels were impacted by lower net loan charge-offs in 2017. We experienced net loan recoveries of $0.1 million for the first nine months of 2017, compared to net loan charge-offs of $2.9 million for the first nine months of 2016. The ratio of annualized net charge-offs to average loans for the nine months ended September 30, 2017 was 0.00%, compared to 0.15% for the same period of 2016.

Total noninterest income was $12.4 million and $5.2 million for the three months ended September 30, 2017 and September 30, 2016, respectively. For the nine months ended September 30, 2017, noninterest income amounted to $34.0 million compared to $16.1 million for the same period of 2016.

As shown in the table below, core noninterest income for the third quarter of 2017 was $12.8 million, an increase of 31.2% from the $9.8 million reported for the third quarter of 2016. For the first nine months of 2017, core noninterest income amounted to $34.2 million, a 35.4% increase from the $25.3 million recorded in the comparable period of 2016. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgage loans, iv) commissions from sales of insurance and financial products, v) SBA consulting fees, vi) SBA loan sale gains, and vii) bank-owned life insurance income.

Index

The following table presents our core noninterest income for the three and nine month periods ending September 30, 2017 and 2016, respectively.

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Service charges on deposit accounts	$2,945	2,710	8,525	7,960
Other service charges, commissions, and fees	3,468	2,996	10,195	8,869
Fees from presold mortgage loans	1,842	710	4,121	1,491
Commissions from sales of insurance and financial products	1,426	969	3,304	2,844
SBA consulting fees	864	1,178	3,174	1,898
SBA loan sale gains	1,692	694	3,241	694
Bank-owned life insurance income	579	514	1,667	1,526
Core noninterest income	$12,816	9,771	34,227	25,282

As shown in the table above, service charges on deposit accounts increased from $2.7 million in the third quarter of 2016 to $2.9 million in the third quarter of 2017. For the nine months ended September 30, 2017, service charges on deposit accounts amounted to $8.5 million, which is a $0.5 million increase from the $8.0 million recorded in the comparable period of 2016. The increases for both periods are primarily due to the service charges from accounts assumed in the Carolina Bank acquisition.

Other service charges, commissions, and fees increased from $3.0 million in the third quarter of 2016 to $3.5 million in the third quarter of 2017. For the nine months ended September 30, 2017, this revenue amounted to $10.2 million, which was a $1.3 million increase from the $8.9 million recorded in the comparable period of 2016. The increase in this line item was due to a combination of the Carolina Bank acquisition, as well as growth in interchange fees from debit and credit cards. We earn a small fee each time a customer uses a debit or credit card to make a purchase. Due to the growth in checking accounts and increased customer usage of debit cards, we have experienced increases in this line item. Interchange income from credit cards has also increased due to growth in the number and usage of credit cards, which we believe is a result of increased promotion of this product.

Fees from presold mortgage loans increased to $1.8 million for the third quarter of 2017 from $0.7 million in the third quarter of 2016. For the first nine months of 2017, fees from presold mortgage loans increased to $4.1 million from the $1.5 million recorded in the comparable period of 2016. The increases were primarily due to the acquisition of Carolina Bank in March 2017, which had a significant mortgage loan operation.

Commissions from sales of insurance and financial products amounted to approximately $1.4 million and $1.0 million for the third quarters of 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, commissions from sales of insurance and financial products amounted to $3.3 million and $2.8 million, respectively. The increase was primarily due to the acquisition of an insurance agency during the third quarter of 2017 – see additional discussion at Note 4 to the Consolidated Financial Statements.

One of the primary reasons for the increases in core noninterest income for the three and nine months ended September 30, 2017 was the addition of SBA consulting fees and SBA loan sale gains beginning in 2016. On May 5, 2016, we completed the acquisition of a firm that specializes in consulting with financial institutions across the country related to SBA loan origination and servicing. We recorded $0.9 million and $3.2 million in SBA consulting fees related to this business during the three and nine months ended September 30, 2017, respectively, in comparison to $1.2 million and $1.9 million for the three and nine months ended September 30, 2016, respectively. In the third quarter of 2016, we launched a national SBA lending division offering SBA loans to small business owners throughout the United States. The SBA division earned $1.7 million and $3.2 million from gains on the sales of the guaranteed portions of these loans during the three and nine months ended September 30, 2017, respectively, in comparison to $0.7 million for both the three and nine months ended September 30, 2016.

Bank-owned life insurance income was relatively unchanged for the periods presented, amounting to $0.6 million in the third quarter of 2017 compared to $0.5 million in the third quarter of 2016, and $1.7 million to $1.5 million for the first nine months of 2017 and 2016, respectively.

Index

Within the noncore components of noninterest income, the largest variance for the periods presented related to indemnification asset expense. As discussed previously, in the third quarter of 2016, we terminated our FDIC loss share agreements, and thus there was no indemnification asset income or expense in 2017. In 2016, we recorded indemnification asset expense of $5.7 million and $10.3 million for the three and nine months ended September 30, 2016, respectively.

During the nine months ended September 30, 2017, we recorded $0.2 million in losses from sales of securities. For the comparable period of 2016, we recorded an insignificant amount of gain.

Other gains and losses for the 2017 periods presented represent the net effects of miscellaneous gains and losses that are non-routine in nature. In the third quarter of 2016, the Company recorded a net gain of $1.4 million as a result of a branch exchange transaction.

Noninterest expenses amounted to $34.4 million in the third quarter of 2017 compared to $27.7 million recorded in the third quarter of 2016. Noninterest expenses for the nine months ended September 30, 2017 amounted to $101.5 million compared to $78.6 million in 2016. The majority of the increase in noninterest expenses in 2017 relates to our acquisition of Carolina Bank.

Salaries expense increased to $16.6 million in the third quarter of 2017 from the $13.4 million recorded in the third quarter of 2016. Salaries expense for the first nine months of 2017 amounted to $46.8 million compared to $37.5 million in 2016. The primary reason for the increase in salaries expense in 2017 was the addition of personnel assumed in the Carolina Bank acquisition. Also impacting salaries expense is the 2016 acquisition and continued growth of the Company’s SBA consulting firm which was acquired in May 2016 and the SBA national lending division, which began operations in the third quarter of 2016.

Employee benefits expense was $3.4 million in the third quarter of 2017 compared to $2.6 million in the third quarter of 2016. For the first nine months of 2017, employee benefits expense amounted to $10.7 million compared to $7.9 million in 2016. This increase in 2017 was primarily due to the acquisition and growth initiatives discussed above.

Occupancy and equipment expense increased in 2017 primarily due to the acquisitions discussed above. For the three months ended September 30, 2017, occupancy and equipment expense totaled $3.5 million compared to $2.9 million in the third quarter of 2016. For the nine months ended September 30, 2017, occupancy and equipment expense totaled $10.3 million compared to $8.5 million in the first nine months of 2016.

Merger and acquisition expenses amounted to $1.3 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, merger and acquisition expenses amounted to $4.8 million and $1.3 million, respectively. Merger and acquisition expenses represent transaction related costs associated primarily with the acquisitions of Carolina Bank and Asheville Savings Bank.

Intangibles amortization expense increased from $0.4 million in the third quarter of 2016 to $0.9 million in the third quarter of 2017 and from $0.8 million in the first nine months of 2016 to $2.5 million in the first nine months of 2017, primarily as a result of the amortization of intangible assets that were recorded in connection with our acquisitions.

Other operating expenses amounted to $8.7 million and $7.8 million for the third quarters of 2017 and 2016, respectively, and $26.4 million in the first nine months of 2017 compared to $22.7 million in the first nine months of 2016. The increases were primarily due to the Company’s growth, including the acquisitions of the SBA consulting firm and Carolina Bank.

For the third quarter of 2017, the provision for income taxes was $6.5 million, an effective tax rate of 33.3%, compared to $3.1 million for the same period of 2016, which is an effective tax rate of 40.0%. For the first nine months of 2017, the provision for income taxes was $15.8 million, an effective tax rate of 33.3%, compared to $10.4 million for the same period of 2016, which was an effective tax rate of 35.2%. Tax matters associated with the branch exchange with First Community Bank during the third quarter of 2016 contributed to the increase in effective tax rate for the periods in 2016.

Index

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $0.2 million during each of the third quarters of 2017 and 2016. During the nine months ended September 30, 2017 and 2016, we recorded other comprehensive income of $2.3 million and $2.0 million, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

FINANCIAL CONDITION

Total assets at September 30, 2017 amounted to $4.59 billion, a 29.8% increase from a year earlier. Total loans at September 30, 2017 amounted to $3.43 billion, a 29.4% increase from a year earlier, and total deposits amounted to $3.65 billion, a 25.4% increase from a year earlier.

The following table presents information regarding the nature of changes in our levels of loans and deposits for the twelve months ended September 30, 2017 and for the first nine months of 2017.

October 1, 2016 to September 30, 2017	Balance at beginning of period	Internal Growth, net	Growth from Acquisitions (1)	Balance at end of period	Total percentage growth	Internal percentage growth

Loans outstanding	$2,651,459	280,774	497,522	3,429,755	29.4%	10.6%

Deposits – Noninterest bearing checking	749,256	120,782	146,909	1,016,947	35.7%	16.1%
Deposits – Interest bearing checking	593,065	28,277	61,771	683,113	15.2%	4.8%
Deposits – Money market	658,166	35,562	100,191	793,919	20.6%	5.4%
Deposits – Savings	207,494	521	188,177	396,192	90.9%	0.3%
Deposits – Brokered	147,406	56,732	11,477	215,615	46.3%	38.5%
Deposits – Internet time	—	(3,253)	11,248	7,995	—	—
Deposits – Time>$100,000	306,041	(46,818)	36,783	296,006	-3.3%	-15.3%
Deposits – Time<$100,000	249,412	(36,783)	28,825	241,454	-3.2%	-14.7%
Total deposits	$2,910,840	155,020	585,381	3,651,241	25.4%	5.3%

January 1, 2017 to September 30, 2017
Loans outstanding	$2,710,712	221,521	497,522	3,429,755	26.5%	8.2%

Deposits – Noninterest bearing checking	756,003	114,035	146,909	1,016,947	34.5%	15.1%
Deposits – Interest bearing checking	635,431	(14,089)	61,771	683,113	7.5%	-2.2%
Deposits – Money market	683,680	10,048	100,191	793,919	16.1%	1.5%
Deposits – Savings	209,074	(1,059)	188,177	396,192	89.5%	-0.5%
Deposits – Brokered	136,466	67,672	11,477	215,615	58.0%	49.6%
Deposits – Internet time	—	(3,253)	11,248	7,995	—	—
Deposits – Time>$100,000	287,939	(28,716)	36,783	296,006	2.8%	-10.0%
Deposits – Time<$100,000	238,760	(26,131)	28,825	241,454	1.1%	-10.9%
Total deposits	$2,947,353	118,507	585,381	3,651,241	23.9%	4.0%

(1)	Includes the acquisition of Carolina Bank on March 3, 2017, which had $497.5 million in loans and $585.4 million in deposits.

As derived from the table above, for the twelve months preceding September 30, 2017, our total loans increased $778 million, or 29.4%. The loan growth from acquisitions is due to our acquisition of Carolina Bank in March 2017, which had $497.5 million in loans on the date of acquisition. Carolina Bank operated through eight branches predominately in the Triad region on North Carolina, and we expect these branches to enhance our recent expansion into this high-growth market. Internal loan growth was $280.8 million, or 10.6%, for the twelve months ended September 30, 2017 and was $221.5 million, or 8.2% (10.9% annualized), for the first nine months of 2017. Internal loan growth has been primarily driven by our recent expansion into high-growth markets and the hiring of experienced bankers in these areas. We expect continued growth in our loan portfolio for the remainder of 2017.

Index

The mix of our loan portfolio remains substantially the same at September 30, 2017 compared to December 31, 2016. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

For both the nine and twelve month periods ended September 30, 2017, we experienced net internal growth in total deposits. For these periods, increases in transaction deposit account balances (checking, money market, and savings) offset declines in time deposits. Due to the low interest rate environment, some of our customers are shifting their funds from time deposits into transaction accounts, which do not pay a materially lower interest rate, while being more liquid. We also experienced growth from acquisitions due to the Carolina Bank acquisition. We acquired $585.4 million in deposits from the Carolina Bank acquisition, and of that, $497.0 million were in the transaction deposit categories.

While retail deposits (non-brokered) have experienced growth over recent periods, the loan growth we have experienced has exceeded the retail deposit growth. This is largely associated with our recent growth and expansion into the larger markets of North Carolina – Charlotte, Raleigh, and the Triad. When initially entering markets such as these, our experience has been that we are able to capture loan market share faster than deposit market share. This imbalance has resulted in higher use of brokered deposits and borrowings to fund the loan growth. Total brokered deposits amounted to $215.6 million at September 30, 2017, which is a 46% increase from the $147.4 million outstanding a year earlier. Borrowings have increased from $236.4 million to $397.5 million over that same period.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended September 30, 2017	As of/for the quarter ended December 31, 2016	As of/for the quarter ended September 30, 2016

Nonperforming assets
Nonaccrual loans	$23,350	27,468	32,796
Restructured loans – accruing	20,330	22,138	27,273
Accruing loans >90 days past due	—	—	—
Total nonperforming loans	43,680	49,606	60,069
Foreclosed real estate	9,356	9,532	10,103
Total nonperforming assets	$53,036	59,138	70,172

Purchased credit impaired loans not included above (1)	$15,034	—	—

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	-0.07%	0.12%	0.06%
Nonperforming loans to total loans	1.27%	1.83%	2.27%
Nonperforming assets to total assets	1.16%	1.64%	1.98%
Allowance for loan losses to total loans	0.72%	0.88%	0.93%
Allowance for loan losses to nonperforming loans	56.30%	47.94%	40.91%

(1)	In the March 3, 2017 acquisition of Carolina Bank Holdings, Inc., the Company acquired $19.3 million in purchased credit impaired loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts.

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

Index

As noted in the table above, at September 30, 2017, total nonaccrual loans amounted to $23.4 million, compared to $27.5 million at December 31, 2016 and $32.8 million at September 30, 2016. “Restructured loans – accruing”, or troubled debt restructurings (“TDRs”), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At September 30, 2017, total accruing TDRs amounted to $20.3 million, compared to $22.1 million at December 31, 2016 and $27.3 million at September 30, 2016.

Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $9.4 million at September 30, 2017, $9.5 million at December 31, 2016, and $10.1 million at September 30, 2016. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and the improvement in our overall asset quality. In the first quarter of 2017, we acquired Carolina Bank and assumed $3.1 million of foreclosed real estate in this transaction.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end, as classified for regulatory purposes:

($ in thousands)	At September 30, 2017	At December 31, 2016	At September 30, 2016
Commercial, financial, and agricultural	$996	1,842	2,253
Real estate – construction, land development, and other land loans	1,565	2,945	3,858
Real estate – mortgage – residential (1-4 family) first mortgages	14,878	16,017	17,989
Real estate – mortgage – home equity loans/lines of credit	2,250	2,355	2,441
Real estate – mortgage – commercial and other	3,534	4,208	6,151
Installment loans to individuals	127	101	104
Total nonaccrual loans	$23,350	27,468	32,796

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

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At September 30, 2017	At December 31, 2016	At September 30, 2016
Vacant land	$3,617	3,221	3,324
1-4 family residential properties	3,257	4,345	4,538
Commercial real estate	2,482	1,966	2,241
Total foreclosed real estate	$9,356	9,532	10,103

Index

The following table presents geographical information regarding our nonperforming assets at September 30, 2017.

	As of September 30, 2017
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate

Region (1)
Eastern Region (NC)	$10,505	819,000	1.3%	$1,024
Triangle Region (NC)	11,489	873,000	1.3%	1,650
Triad Region (NC)	8,954	906,000	1.0%	2,289
Charlotte Region (NC)	1,276	273,000	0.5%	334
Southern Piedmont Region (NC)	6,882	286,000	2.4%	773
Western Region (NC)	125	91,000	0.1%	912
South Carolina Region	2,413	153,000	1.6%	528
Virginia Region (2)	1,969	9,000	21.9%	1,846
Other	67	20,000	0.3%	—
Total	$43,680	3,430,000	1.3%	$9,356

(1)	The counties comprising each region are as follows:

Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Pitt, Onslow, Carteret

Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake

Triad North Carolina Region - Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly, Forsyth, Alamance

Charlotte North Carolina Region - Iredell, Cabarrus, Rowan, Mecklenburg

Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland

Western North Carolina Region – Buncombe

South Carolina Region - Chesterfield, Dillon, Florence

Virginia Region - Wythe, Washington, Montgomery, Roanoke

(2)	As part of the terms of a July 2016 branch transaction with First Community Bank in which we divested all of our Virginia branches, loans classified as substandard or below were not exchanged between the banks.

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

We recorded no provision for loan losses in the third quarters of 2017 or 2016. For the nine months ended September 30, 2017, we recorded total provision for loan losses of $0.7 million compared to a total negative provision for loan losses of $23,000 in the same period of 2016. The negative provision in 2016 was primarily due to significant recoveries on covered loans.

Index

For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries, and additions to the allowance for loan losses that have been charged to expense.

($ in thousands)	Nine Months Ended September 30,	Twelve Months Ended December 31,	Nine Months Ended September 30,
	2017	2016	2016
Loans outstanding at end of period	$3,429,755	2,710,712	2,651,459
Average amount of loans outstanding	$3,211,844	2,603,327	2,576,605

Allowance for loan losses, at beginning of year	$23,781	28,583	28,583
Provision (reversal) for loan losses	723	(23)	(23)
	24,504	28,560	28,560
Loans charged off:
Commercial, financial, and agricultural	(1,335)	(2,033)	(1,273)
Real estate – construction, land development & other land loans	(312)	(1,101)	(638)
Real estate – mortgage – residential (1-4 family) first mortgages	(1,746)	(3,894)	(3,461)
Real estate – mortgage – home equity loans / lines of credit	(791)	(1,010)	(970)
Real estate – mortgage – commercial and other	(573)	(1,088)	(933)
Installment loans to individuals	(521)	(1,288)	(741)
Total charge-offs	(5,278)	(10,414)	(8,016)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	848	817	614
Real estate – construction, land development & other land loans	2,280	2,690	2,066
Real estate – mortgage – residential (1-4 family) first mortgages	806	1,207	820
Real estate – mortgage – home equity loans / lines of credit	250	279	217
Real estate – mortgage – commercial and other	973	1,286	1,052
Installment loans to individuals	210	406	312
Total recoveries	5,367	6,685	5,081
Net (charge-offs)/recoveries	89	(3,729)	(2,935)
Allowance removed related to sold loans	—	(1,050)	(1,050)
Allowance for loan losses, at end of period	$24,593	23,781	24,575

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.00%	0.14%	0.15%
Allowance for loan losses as a percent of loans at end of period	0.72%	0.88%	0.93%

The provision for loan losses that we record is driven by an allowance for loan loss mathematical model. The primary factors impacting this model are loan growth, net charge-off history, and asset quality trends. In 2017, the impact of strong organic loan growth, which would normally result in higher provisions for loan losses, was substantially offset by net loan recoveries in 2017 and improving asset quality trends.

The allowance for loan losses amounted to $24.6 million at September 30, 2017, compared to $23.8 million at December 31, 2016 and $24.6 million at September 30, 2016. The ratio of our allowance to total loans has declined from 0.93% at September 30, 2016 to 0.72% at September 30, 2017 as a result of the factors discussed above that impacted our relatively low levels of provision for loan losses, as well as applicable accounting guidance that does not allow us to record an allowance for loan losses upon the acquisition of loans. Thus, no allowance for loan losses was recorded for the approximately $497 million in loans acquired in the Carolina Bank acquisition – instead the acquired loans were recorded at their fair value, which included the consideration of any expected losses. See Critical Accounting Policies above for further discussion. Unaccreted discount, which is available to absorb loan losses on a loan-by-loan basis, amounted to $16.9 million, $12.7 million, and $13.2 million at September 30, 2017, December 31, 2016, and September 30, 2016, respectively. The ratios of allowance for loan losses plus unaccreted discount were 1.21%, 1.34%, and 1.43% at September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

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

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at September 30, 2017, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2016.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $813 million line of credit with the Federal Home Loan Bank (of which $344 million was outstanding at September 30, 2017 and $225 million was outstanding at December 31, 2016), 2) a $35 million federal funds line with a correspondent bank (of which none was outstanding at September 30, 2017 or December 31, 2016), and 3) an approximately $113 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at September 30, 2017 or December 31, 2016). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $190 million at September 30, 2017 and $193 million at December 31, 2016, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $427 million at September 30, 2017 compared to $425 million at December 31, 2016.

Our overall liquidity has decreased slightly since September 30, 2016 but remains sufficient. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased from 19.6% at September 30, 2016 to 18.1% at September 30, 2017.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2017, and have no current plans to do so.

Capital Resources

Index

The Company is regulated by the Board of Governors of the Federal Reserve Board (“Federal Reserve”) and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. Our banking subsidiary, First Bank, is also regulated by the North Carolina Office of the Commissioner of Banks. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

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

At September 30, 2017, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	September 30, 2017	December 31, 2016	September 30, 2016

Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	10.30%	10.92%	10.67%
Minimum required Common equity Tier 1 capital	4.50%	4.50%	4.50%

Tier I capital to Tier 1 risk weighted assets	11.74%	12.49%	12.57%
Minimum required Tier 1 capital	6.00%	6.00%	6.00%

Total risk-based capital to Tier II risk weighted assets	12.44%	13.36%	13.49%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	9.72%	10.17%	10.22%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%

First Bank is also subject to capital requirements similar to those discussed above. First Bank’s capital ratios do not vary materially from the Company’s capital ratios presented above. At September 30, 2017, First Bank significantly exceeded the minimum ratios established by the regulatory authorities.

Our capital ratios are generally lower at September 30, 2017 compared to prior periods due to the acquisition of Carolina Bank in March 2017 (see Note 4 to the Consolidated Financial Statements for more information on this transaction).

Index

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 7.95% at September 30, 2017 compared to 8.16% at December 31, 2016 and 8.03% at September 30, 2016.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting the Company and First Bank.

•	On August 4, 2017, the Company converted the data processing systems of Carolina Bank to First Bank, and the former Carolina Bank branches now fully operate under the name “First Bank.” As part of this conversion, the Company consolidated four branches into two branches in Winston-Salem and consolidated two branches into one branch in Asheboro.

•	On September 1, 2017, the Company completed the acquisition of Bear Insurance Service, with four locations in Stanly, Cabarrus, and Montgomery counties. This acquisition provided the Company the opportunity to enhance its insurance product offerings, as well as complementing its insurance agency operations in these markets and the surrounding areas. In 2016, Bear Insurance Service recorded approximately $4 million in annual insurance commissions.

•	On September 15, 2017, the Company announced a quarterly cash dividend of $0.08 cents per share payable on October 25, 2017 to shareholders of record on September 30, 2017. This is the same dividend rate as the Company declared in the third quarter of 2016.

•	On October 1, 2017, the Company acquired ASB Bancorp, Inc., the parent company of Asheville Savings Bank, headquartered in Asheville, North Carolina, which operated through 13 branches in the Asheville area. As of the acquisition date, Asheville Savings Bank had total assets of $798 million, including $617 million in loans and $679 million in deposits. In connection with the acquisition, the Company paid a total of $17.9 million in cash and issued 4.9 million shares of First Bancorp common stock to the shareholders of ASB Bancorp, Inc. The conversion of Asheville Savings Bank’s computer systems to First Bank’s systems is scheduled to occur in March 2018. Until that time, the acquired branches will continue to operate under the name “Asheville Savings Bank.”

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first nine months of 2017. At September 30, 2017, we had approximately 214,000 shares available for repurchase under existing authority from our Board of Directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a relatively consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.03% (realized in 2016) to a high of 4.92% (realized in 2013). Until the end of 2015, the prime rate of interest had remained at 3.25% since 2008. In response to Federal Reserve actions, the prime rate increased to 3.50% in December 2015 and has since risen to 4.25% as of September 30, 2017. The consistency of our net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At September 30, 2017, approximately 77% of our interest-earning assets were subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Index

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). At September 30, 2017, we had $1.0 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2017 are deposits totaling $1.87 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. As a result of the prolonged negative/fragile economic environment, the Federal Reserve took steps to suppress long-term interest rates in an effort to boost the housing market, increase employment, and stimulate the economy, which resulted in a flat interest rate curve. A flat interest rate curve is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between deposit rates and loan yields narrows, which pressures our net interest margin.

While there have been periods in the last few years that the yield curve has steepened somewhat, it currently remains relatively flat. This flat yield curve and the intense competition for high-quality loans in our market areas have limited our ability to charge higher rates on loans, and thus we continue to experience challenges in increasing our loan yields and net interest margin.

As noted earlier, the Federal Reserve made no changes to the short term interest rates it sets directly from 2008 until December 2015, and during that time we were able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as our average funding rate approached zero several years ago, meaningful further declines were not possible. Thus far, the four interest rate increases initiated by the Federal Reserve over the past 18 months have not resulted in significant competitive pressure to increase deposit rates, but we expect the competitive pressures to increase.

Index

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans, which amounted to $5.1 million and $3.6 million for the nine months ended September 30, 2017 and 2016, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $16.9 million at September 30, 2017.

Based on our most recent interest rate modeling, which assumes one interest rate increase for the remainder of 2017 (federal funds rate = 1.50%, prime = 4.50%), we project that our net interest margin will likely remain fairly stable over the next twelve months. We expect the yields we earn on excess cash and investment security yields to increase as a result of the recent and expected rate increases, while we expect loan yields to be stable, and deposit rates to gradually rise.

We have no market risk sensitive instruments held for trading purposes, nor do we maintain any foreign currency positions.

See additional discussion regarding net interest income, as well as discussion of the changes in the annual net interest margin in the section entitled “Net Interest Income” above.

Item 4 – Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the required time periods.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure.  Based on the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in allowing timely decisions regarding disclosure to be made about material information required to be included in our periodic reports with the SEC. In addition, no change in our internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In our Quarterly Report on Form 10-Q for the period ended June 30, 2017, we reported that a purported shareholder of ASB Bancorp, Inc. filed a lawsuit in the United States District Court, Western District of North Carolina, naming the Company, ASB Bancorp, and members of ASB Bancorp’s board of directors as defendants. The lawsuit alleged inadequate disclosures in ASB Bancorp’s proxy statement/prospectus, violations of the Securities Exchange Act of 1934 and other state law claims. The lawsuit sought, among other remedies, to enjoin the merger or, in the event the merger was completed, rescission of the merger or rescissory damages; to direct defendants to account for unspecified damages; and costs of the lawsuit, including attorneys’ and experts’ fees. This lawsuit was dismissed prior to the October 1, 2017 completion of the Company’s acquisition of ASB Bancorp, Inc. and is not expected to be refiled.

Index

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2017 to July 31, 2017	—	—	—	214,241
August 1, 2017 to August 31, 2017	—	—	—	214,241
September 1, 2017 to September 30, 2017	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its Board of Directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Company issued 13,374 shares of unregistered common stock in completing the acquisition of Bear Insurance Service — see Note 4 to the consolidated financial statements for additional information. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering due to the small number of shareholders of Bear Insurance Service, their level of financial sophistication and the absence of any general solicitation. There were no other unregistered sales of the Company’s securities during the three months ended September 30, 2017.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have Securities and Exchange Commission File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

2.a	Purchase and Assumption Agreement dated as of March 3, 2016 between First Bank (as Seller) and First Community Bank (as Purchaser) was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.b	Purchase and Assumption Agreement dated as of March 3, 2016 between First Community Bank (as Seller) and First Bank (as Purchaser) was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.c	Merger Agreement between First Bancorp and Carolina Bank Holdings, Inc. dated June 21, 2016 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016, and is incorporated herein by reference.

2.d	Merger Agreement between First Bancorp and ASB Bancorp, Inc. dated May 1, 2017 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 1, 2017, and is incorporated herein by reference

Index

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Second Amended and Restated Bylaws of the Company were filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2017, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Executive Vice President/Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 9, 2017	BY:/s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer
(Principal Executive Officer),
and Director

November 9, 2017	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer