Form 10-K
period 2017-12-31
FIRST BANCORP /NC/
filed 2018-03-01
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐ YES ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company

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

The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2017 as reported by The NASDAQ Global Select Market, was approximately $757,969,473.

The number of shares of the registrant’s Common Stock outstanding on February 28, 2018 was 29,654,718.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

*	Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2018.

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

PART I

Item 1. Business

General Description

First Bancorp (the “Company”) is the fourth largest bank holding company headquartered in North Carolina.  At December 31, 2017, the Company had total consolidated assets of $5.5 billion, total loans of $4.0 billion, total deposits of $4.4 billion, and shareholders’ equity of $0.7 billion.  Our principal activity is the ownership and operation of First Bank (the “Bank”), a state-chartered bank with its main office in Southern Pines, North Carolina.

The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. Until September 2013, the Bank’s main office was in Troy, North Carolina, located in the center of Montgomery County. In September 2013, the Company and the Bank moved their main offices approximately 45 miles to Southern Pines, North Carolina, in Moore County. As of December 31, 2017, we conducted business from 104 branches covering a geographical area from Florence, South Carolina to the south, to Wilmington, North Carolina to the east, to Kill Devil Hills, North Carolina to the northeast, to Mayodan, North Carolina to the north, and to Asheville, North Carolina to the west. We also have several mortgage loan production offices in the Triad Region of North Carolina (which includes Greensboro, High Point and Winston-Salem and the surrounding areas). Of the Bank’s 104 branches, 98 branches are in North Carolina and six branches are in South Carolina. Ranked by assets, the Bank was the fourth largest bank headquartered in North Carolina as of December 31, 2017.

As of December 31, 2017, the Bank had three wholly owned subsidiaries, First Bank Insurance Services, Inc. (“First Bank Insurance”), SBA Complete, Inc. (“SBA Complete”), and First Troy SPE, LLC. First Bank Insurance’s primary business activity is the placement of property and casualty insurance coverage. SBA Complete is a firm that specializes in providing consulting services for financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. First Troy SPE, LLC, which was organized in December 2009, is a holding entity for certain foreclosed properties.

Our principal executive offices are located at 300 SW Broad Street, Southern Pines, North Carolina, 28387, and our telephone number is (910) 246-2500. Unless the context requires otherwise, references to the “Company,” “we,”

“our,” or “us” in this annual report on Form 10-K shall mean collectively First Bancorp and its consolidated subsidiaries.

General Business

We engage in a full range of banking activities, with the acceptance of deposits and the making of loans being our most basic activities. We offer deposit products such as checking, savings, and money market accounts, as well as time deposits, including various types of certificates of deposits (“CDs”) and individual retirement accounts (“IRAs”). We provide loans for a wide range of consumer and commercial purposes, including loans for business, agriculture, real estate, personal uses, home improvement and automobiles. We offer residential mortgages through our Mortgage Banking Division, and we offer SBA loans to small business owners across the nation through our SBA Lending Division. We also offer credit cards, debit cards, letters of credit, safe deposit box rentals and electronic funds transfer services, including wire transfers. In addition, we offer internet banking, mobile banking, cash management and bank-by-phone capabilities to our customers, and are affiliated with ATM networks that give our customers access to thousands of ATMs across the country, with no surcharge fee. We also offer a mobile check deposit feature for our mobile banking customers that allows them to securely deposit checks via their smartphone. For our business customers, we offer remote deposit capture, which provides them with a method to electronically transmit checks received from customers into their bank account without having to visit a branch. We are a member of the Certificate of Deposit Account Registry Service (“CDARS”), which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank branch.

Because the majority of our customers are individuals and small to medium-sized businesses located in the markets we serve, management does not believe that the loss of a single customer or group of customers would have a material adverse impact on the Bank. There are no seasonal factors that tend to have any material effect on the Bank’s business, and we do not rely on foreign sources of funds or income. Because we operate primarily within North Carolina and northeastern South Carolina, the economic conditions of these areas could have a material impact on the Company. See additional discussion below in the section entitled “Territory Served and Competition.”

We also offer various ancillary services as part of our commitment to customer service. Through First Bank Insurance, we offer the placement of property and casualty insurance. We also offer non-FDIC insured investment and insurance products, including mutual funds, annuities, long-term care insurance, life insurance, and company retirement plans, as well as financial planning services through our “investments division.”

First Bank also offers SBA loans to small business owners throughout the nation, which is supported by First Bank’s subsidiary, SBA Complete. SBA Complete is a firm that specializes in providing consulting services for financial institutions across the country related to SBA loan origination and servicing.

First Bancorp Capital Trust II and First Bancorp Capital Trust III were organized in December 2003 for the purpose of issuing $20.6 million in debt securities ($10.3 million was issued from each trust). These borrowings are due on January 23, 2034 and are also structured as trust preferred capital securities in order to qualify as regulatory capital. These debt securities became callable by the Company at par on any quarterly interest payment date beginning on January 23, 2009. The interest rate on these debt securities adjusts on a quarterly basis at a weighted average rate of three-month LIBOR plus 2.70%.

First Bancorp Capital Trust IV was organized in April 2006 for the purpose of issuing $25.8 million in debt securities. These borrowings are due on June 15, 2036 and are also structured as trust preferred capital securities that qualify as regulatory capital. These debt securities became callable by the Company at par on any quarterly interest payment date beginning on June 15, 2011. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 1.39%.

The Company acquired Carolina Capital Trust in the March 3, 2017 acquisition of Carolina Bank Holdings, Inc. Carolina Capital Trust was organized in December 2004 for the purpose of issuing $10.3 million in debt securities. These borrowings are due on January 7, 2035 and are also structured as trust preferred capital securities that qualify as regulatory capital. These debt securities became callable by the Company at par on any quarterly interest payment date beginning on January 7, 2010. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.00%.

Territory Served and Competition

Our headquarters are located in Southern Pines, Moore County, North Carolina, where we have a significant concentration of deposits. At the end of 2017, we served several regions across most of North Carolina, with additional operations in northeastern South Carolina. The following table presents, for each county where we operated as of December 31, 2017, the number of bank branches operated by the Company within the county, the approximate amount of deposits with the Company in the county as of December 31, 2017, our approximate deposit market share at June 30, 2017, and the number of bank competitors located in the county at June 30, 2017.

County	Number of Branches	Deposits (in millions)	Market Share	Number of Competitors
Alamance, NC	1	$49	2.4%	14
Anson, NC	1	14	6.3%	4
Beaufort, NC	2	55	5.5%	7
Bladen, NC	1	34	9.6%	5
Brunswick, NC	4	159	6.9%	11
Buncombe, NC (*)	11	558	13.8%	16
Cabarrus, NC	2	46	1.9%	11
Carteret, NC	2	36	3.0%	8
Chatham, NC	2	45	7.7%	9
Chesterfield, SC	1	44	11.0%	6
Columbus, NC	2	45	6.1%	5
Cumberland, NC	1	26	0.5%	14
Dare, NC	1	18	1.8%	8
Davidson, NC	2	116	3.3%	10
Dillon, SC	3	62	22.5%	4
Duplin, NC	3	143	20.5%	6
Florence, SC	2	54	2.4%	12
Forsyth, NC	4	74	0.3%	16
Guilford, NC	5	448	5.1%	16
Harnett, NC	3	113	11.2%	9
Henderson, NC (*)	2	67	3.4%	13
Iredell, NC	3	75	2.7%	19
Lee, NC	3	188	22.0%	9
Madison, NC (*)	1	39	24.2%	3
McDowell, NC (*)	1	59	18.6%	5
Mecklenburg, NC	2	26	0.0%	25
Montgomery, NC	2	138	40.7%	2
Moore, NC	10	462	31.1%	10
New Hanover, NC	5	187	2.9%	20
Onslow, NC	2	72	6.6%	10
Pitt, NC	1	9	0.4%	14
Randolph, NC	3	142	9.8%	11
Richmond, NC	1	50	10.5%	5
Robeson, NC	4	182	18.7%	8
Rockingham, NC	1	24	2.5%	10
Rowan, NC	1	57	4.5%	13
Scotland, NC	1	78	22.0%	6
Stanly, NC	4	101	10.7%	6
Transylvania, NC (*)	1	25	5.0%	6
Wake, NC	3	53	0.2%	31
Brokered Deposits	—	234
Total	104	$4,407

(*) Pro forma information for market share and number of competitors is included as of June 30, 2017 to reflect the acquisition of Asheville Savings Bank, which occurred on October 1, 2017.

Historically, our branches and facilities have been primarily located in small communities whose economies are based primarily on services, manufacturing and light industries. Although these markets are predominantly small communities and rural areas, the market area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products, and chicken hatcheries are among the leading manufacturing industries in the market. Leading producers of lumber and rugs are located in Montgomery County, North Carolina. The Pinehurst area within Moore County, North Carolina, is a widely known golf resort and retirement area. The High Point, North Carolina, area is widely known for its furniture market. New Hanover and Brunswick Counties, located in the southeastern coastal region of North Carolina, are popular with tourists and have significant retirement populations. Buncombe County, located in the western region of North Carolina, is a highly diverse area with industries in manufacturing, service, and tourism. Additionally, several of the communities served by the Bank are “bedroom” communities of large cities like Charlotte, Raleigh and Greensboro, while several branches are located in medium-sized cities such as Albemarle, Asheboro, Fayetteville, Greenville, Jacksonville, High Point, Southern Pines and Sanford. We also have branches in small communities such as Bennett, Polkton, Vass, and Harmony.

In recent years, we have implemented a branch strategy of expansion into larger, higher growth markets. In 2016, this expansion continued with additional investments in Charlotte, Raleigh and the Triad region of North Carolina. Several seasoned bankers joined the Bank and have led our expansion efforts in these markets. We opened our first full service branch in Charlotte in August 2016, after opening a loan production office there in 2015. In Raleigh, we opened a loan production office early in 2016 and upgraded that location to a full service branch in April 2017. In the Triad region, experienced bankers joined us in early 2016 as we opened our first loan production office in Greensboro. Our expansion into higher growth markets was enhanced by three strategic transactions discussed in the following paragraphs.

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

In March 2017, we acquired Carolina Bank Holdings, Inc. (“Carolina Bank”), the parent company of Carolina Bank. Carolina Bank was a community bank headquartered in Greensboro with $682 million in assets, with eight branches located in Greensboro, Winston-Salem, Burlington and Asheboro. This acquisition built on the Winston-Salem expansion previously discussed and significantly accelerated our recent expansion initiative in the Greensboro market.

In October 2017, we acquired ASB Bancorp, Inc. (“Asheville Savings Bank”), the parent company of Asheville Savings Bank, SSB. Asheville Savings Bank operated in the attractive and high-growth market of Asheville, North Carolina, with $798 million in assets and 13 branches located throughout the Asheville area.

As a result of the acquisitions of Carolina Bank and Asheville Savings Bank, the number of counties that are the home to 10% or more of our deposit base has increased to three counties from one county a year earlier. Moore County, the headquarters of the Company, has total deposits comprising approximately 10% of our deposit base, while Guilford County, the former headquarters of Carolina Bank, also holds 10% of our deposit base and Buncombe County, the former headquarters of Asheville Savings Bank, now holds 13% of our total deposit base. Accordingly, material changes in competition, the economy or the population of these counties could materially impact the Company. No other county comprises more than 10% of our deposit base.

We compete in our various market areas with, among others, several large interstate bank holding companies. These large competitors have substantially greater resources than our Company, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions. A significant number of interstate banking acquisitions have taken place in the past decade, thus further increasing the size and financial resources of some of our competitors, some of which are among the largest bank holding companies in the nation. In many of our markets, we also compete against smaller, local banks. With interest rates still near historic lows and banks of all sizes attempting to maximize yields on earning assets, the competition for high-quality loans has become intense. Accordingly, loan rates in our markets continue to be under competitive pressure. The pricing competition for deposits has lessened in recent years, but at any given time in many of our markets, there are frequently smaller banks offering higher rates on deposits than we are willing to match. This has resulted in the loss of some deposits from price-sensitive customers, which has been primarily responsible for the declines in our time deposit accounts that are discussed below in Management’s Discussion and Analysis of Financial Condition and Results of Operation. With the recent and expected interest rate increases initiated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the competitive pressure on increasing rates on deposits is intensifying. Many of the markets we operate in are particularly competitive markets, with at least ten other financial institutions having a physical presence within those markets.

We compete not only against banking organizations, but also against a wide range of financial service providers, including federally and state-chartered thrift institutions, credit unions, investment and brokerage firms and small-loan or consumer finance companies. One of the credit unions in our market area is among the largest in the nation. Competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services. We also experience competition from internet loan providers, especially for mortgage loans, and from internet banks, particularly in the area of time deposits.

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

Lending Policy and Procedures

Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under our written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $350,000 with lending limits varying depending upon the experience of the lending officer and whether the loan is secured or unsecured. We have seven senior lending officers who have authority to approve secured loans up to $500,000 and each of our five Regional Presidents has authority to approve secured loans up to $1,000,000. Loans up to $3,000,000 are approved by the Bank’s Regional Credit Officers through our Credit Administration Department. The Bank’s President and Chief Credit Officer have authority to approve loans up to $10,000,000, while the Chief Credit Officer and the Bank’s President have joint authority to approve loans up to $25,000,000. The Bank’s board of directors maintains loan authority in excess of the Bank’s in-house limit, currently $25,000,000, and generally approves loans through its Executive Loan Committee. All lending authorities are based on the borrower’s Total Credit Exposure (“TCE”), which is an aggregate of the Bank’s lending relationship to the borrower. TCE is based on the borrower’s total credit exposure with the Bank either directly or indirectly through loan guarantees or other borrowing entities related to the borrower through control or ownership.

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

Investment Policy and Procedures

We have adopted an investment policy designed to maximize our income from funds not needed to meet loan demand, in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, we may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, Federal Home Loan Bank bonds, Fannie Mae bonds, Government National Mortgage Association bonds, Freddie Mac bonds, SBA bonds, and, to a limited extent, corporate bonds. We may also invest up to $60 million in time deposits with other financial institutions. Time deposit purchases from any one financial institution exceeding FDIC insurance coverage limits are evaluated as a corporate bond and are subject to the same due diligence requirements as corporate bonds (described below).

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

Mergers and Acquisitions

As part of our operations, we have pursued an acquisition strategy over the years to augment our internal growth. We regularly evaluate the potential acquisition of various financial institutions. Our acquisitions have generally fallen into one of three categories: 1) an acquisition of a financial institution or branch thereof within a market in which we operate, 2) an acquisition of a financial institution or branch thereof in a market contiguous or nearly contiguous to a market in which we operate, or 3) an acquisition of a company that has products or services that we do not currently offer. Historically, we have paid for our acquisitions with cash and/or common stock and any operating income or loss has been fully borne by the Company beginning on the closing date of the acquisition.

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

In 2009, FDIC-assisted acquisitions began to occur frequently as banking regulators closed problem banks. In FDIC-assisted transactions, the acquiring bank often does not pay any consideration for the failed bank, and in some cases receives cash from the FDIC as part of the transaction. In addition, the acquiring bank usually enters into one or more loss share agreements with the FDIC, which affords the acquiring bank significant loss protection. In both 2009 and 2011 we acquired the operations of failed banks in FDIC-assisted transactions. See the Company’s Annual Reports on Form 10-K for those years for more information on these acquisitions.

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

In May 2016, we completed the acquisition of SBA Complete. SBA Complete is a consulting firm that specializes in consulting with financial institutions across the country related to SBA loan origination and servicing. Many community banks do not have the in-house capability to comprehensively originate and service those types of loans, so they contract with SBA Complete for assistance. To learn more about this subsidiary of the Bank, please visit www.sbacomplete.com. Information included on our Internet site is not incorporated by reference into this annual report.

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

In March 2017, we acquired Carolina Bank Holdings, Inc., the parent company of Carolina Bank, headquartered in Greensboro, North Carolina, with approximately $682 million in assets. Carolina Bank operated eight branches located in Greensboro, High Point, Burlington, Winston-Salem, and Asheboro, North Carolina and also operates three mortgage offices in North Carolina. The acquisition was a natural extension of our recent expansion into these high-growth areas.

In September 2017, we acquired Bear Insurance Services, an insurance agency based in Albemarle, North Carolina. Although not material to the Company’s consolidated operations, this acquisition provides us a larger platform for leveraging insurance services throughout our bank branch network.

In October 2017, we acquired ASB Bancorp, Inc., the parent company of Asheville Savings Bank, headquartered in Asheville, North Carolina, with approximately $798 million in assets. Asheville Savings Bank operated 13 branches in the Asheville and surrounding areas. The acquisition complemented our existing presence in this attractive and high-growth market.

There are many factors that we consider when evaluating how much to offer for potential acquisition candidates, with a few of the more significant factors being projected impact on earnings per share, projected impact on capital, and projected impact on book value and tangible book value. Significant assumptions that affect this analysis include the estimated future earnings stream of the acquisition candidate, estimated credit and other losses to be incurred, the amount of cost efficiencies that can be realized, and the interest rate earned/lost on the cash received/paid. In addition to these primary factors, we also consider other factors including (but not limited to) marketplace acquisition statistics, location of the candidate in relation to our expansion strategy, market growth potential, management of the candidate, potential integration issues (including corporate culture), and the size of the acquisition candidate.

We plan to continue to evaluate acquisition opportunities that could potentially benefit the Company and its shareholders. These opportunities may include acquisitions that do not fit the categories discussed above.

Employees

As of December 31, 2017, we had 1,114 full-time and 52 part-time employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

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

The Commissioner is empowered to regulate certain acquisitions of North Carolina banks and bank holding companies, issue cease and desist orders for violations of North Carolina banking laws, and promulgate rules necessary to effectuate the purposes of those banking laws.

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

As a state-chartered bank, the Bank is subject to the provisions of the North Carolina banking statutes and to regulation by the Commissioner. The Commissioner has a wide range of regulatory authority over the activities and operations of the Bank, and the Commissioner’s staff conducts periodic examinations of the Bank and its affiliates to ensure compliance with state banking laws and regulations and to assess the safety and soundness of the Bank. Among other things, the Commissioner regulates the merger of state-chartered banks, the payment of dividends, loans to officers and directors, recordkeeping, types and amounts of loans and investments, and the establishment of branches. The Commissioner also has cease and desist powers over state-chartered banks for violations of state banking laws or regulations and for unsafe or unsound conduct that is likely to jeopardize the interest of depositors.

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

The Federal Reserve is authorized to approve conversions, mergers, and assumptions of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions if the resulting, continuing, or assumed bank is an insured member bank. First Bank is a member of the Federal Reserve System, and accordingly the Federal Reserve also conducts periodic examinations of the Bank to assess its safety and soundness and its compliance with banking laws and regulations, and it has the power to implement changes to, or restrictions on, the Bank’s operations if it finds that a violation is occurring or is threatened. In addition, the Federal Reserve monitors the Bank’s compliance with several banking statutes, such as the Depository Institution Management Interlocks Act and the Community Reinvestment Act of 1977.

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

FDIC Insurance

As a member of the FDIC, the Bank’s deposits are insured by the FDIC up to a maximum amount, which is currently $250,000 per depositor. For this protection, each insured bank pays a quarterly statutory assessment (which is currently based on average total assets less average tangible equity) and is subject to the rules and regulations of the FDIC.

We recognized approximately $2.4 million, $2.0 million, and $2.4 million in FDIC insurance expense in 2017, 2016, and 2015, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. As discussed in more detail below related to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), on April 26, 2016, the FDIC adopted a final rule that changed the way banks with less than $10 billion in assets would be assessed FDIC insurance once the Deposit Insurance Fund (“DIF”) reached a ratio of 1.15%. The DIF reached 1.15% at June 30, 2016 and thus the rule was triggered. Accordingly, the Bank’s FDIC insurance expense assessment methodology changed in the second half of 2016 and resulted in a decrease in the Bank’s FDIC insurance expense of approximately 25% compared to the prior rate, or $550,000 annually. In 2017, our FDIC insurance expense increased due to the acquisitions of Carolina Bank and Asheville Savings Bank.

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

The Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as the Bank, are subject to rules promulgated by the CFPB but are examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.

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

The Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity's own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the Securities and Exchange Commission because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulator, the Federal Reserve, together with other federal banking agencies, the FDIC, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. In January 2014, the same agencies adopted interim final regulations that permitted certain banking entities to retain several types of investment that were to otherwise be prohibited under the Volcker Rule. The Volcker Rule became effective in July 2015, with staggered dates in effect for banks to exit prohibited investments. The Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2017.

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

The regulations also increased the required ratio of Tier I Capital to risk-weighted assets from 4% to 6% effective January 1, 2015. Tier I Capital consists of Common Equity Tier I Capital plus Additional Tier I Capital which includes non-cumulative perpetual preferred stock. Cumulative preferred stock (other than cumulative preferred stock issued to the Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) no longer qualifies as Additional Tier I Capital. Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and thrift holding companies with less than $15 billion in assets as of December 31, 2009, such as the Company, may continue to be included in Tier I Capital, but these instruments will be phased out over 10 years beginning in 2016 for all other banking organizations. These non-qualified capital instruments, however, may be included in Tier II Capital which could also include qualifying subordinated debt.

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

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. Liquidity risk management has become increasingly important since the 2008 financial crisis. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

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

Tax Cuts and Jobs Act

U.S. tax reform legislation was signed into law in December 2017 and made broad and complex changes to the U.S. Internal Revenue Code. The primary impact on our 2017 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21% on our deferred tax balances as of December 31, 2017. We were in a net deferred tax liability position at December 31, 2017 and recorded a $1.3 million benefit in the fourth quarter by lowering the net deferred liability and reducing income tax expense by the $1.3 million amount in the fourth quarter of 2017.

Beginning January 1, 2018, we will apply a federal tax rate of 21% to our taxable earnings. Other provisions of U.S. tax reform not effective until January 1, 2018, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) essentially eliminating U.S. federal income taxes on dividends from foreign subsidiaries; 3) retaining an element of current inclusion of certain earnings of controlled foreign corporations; 4) eliminating the corporate alternative minimum tax ("AMT") and 5) changing how existing AMT credits will be realized. Although we continue to evaluate the impact of the tax reform, we don’t expect the changes, other than the change in the statutory tax rate, will significantly impact our Company.

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

We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2017 of $233.1 million. Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values.  We have three reporting units – 1) First Bank with $221.4 million in goodwill, 2) First Bank Insurance with $7.4 million in goodwill, and 3) SBA activities, including SBA Complete and our SBA lending division, with $4.3 million in goodwill. The price of our common stock is one of several factors available for estimating the fair value of our reporting units and is most closely associated with our First Bank reporting unit. Subject to the results of other valuation techniques, if the price of our common stock falls below book value, it could indicate that a portion of our goodwill is impaired.  Accordingly, for this reason or other reasons that indicate that the goodwill at any of our reporting units is impaired, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

New capital rules that became effective in 2015 generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

On January 1, 2015, new rules under Basel III that substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank became effective. These new rules will be fully phased in by January 1, 2019.

The rules include certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us at December 31, 2017:

•	a new common equity Tier 1 risk-based capital ratio of 5.75% (fully phased-in requirement of 7%);
•	a Tier 1 risk-based capital ratio of 7.25% (fully phased-in requirement of 8.5%);
•	a total risk-based capital ratio of 9.25% (fully phased-in requirement of 10.5%); and
•	a leverage ratio of 4%.

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

Our authorized capital includes 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2017, we had 29,639,374 shares of common stock outstanding and had reserved for issuance 38,689 shares underlying options that are or may become exercisable at an average price of $16.09 per share. In addition, as of December 31, 2017, we had the ability to issue 809,690 shares of common stock pursuant to options and restricted stock under our existing equity compensation plans and 261,446 contingently issuable shares that are tied to performance goals associated with a corporate acquisition.

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

In addition, the measure of our allowance for loan losses is dependent on the adoption of new accounting standards. The Financial Accounting Standards Board issued an Accounting Standards Update related to a new credit impairment model, the Current Expected Credit Loss ("CECL") model, which will become effective on January 1, 2020 for the Company. This new model requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for probable incurred losses up to the balance sheet date. Under the CECL model, credit deterioration will be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model will likely require financial institutions like the Company to increase their allowances for loan losses. Moreover, the CECL model will likely create more volatility in our level of allowance for loan losses.

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

Our acquisition activities could involve a number of additional risks, some of which are described in more detail elsewhere in this report and include:

·	the possibility that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve;
·	incurring the time and expense associated with identifying and evaluating potential acquisitions and merger partners and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;
·	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

·	incurring the time and expense required to integrate the operations and personnel of the combined businesses;
·	the possibility that we will be unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired bank in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies;
·	the possibility of regulatory approval for the acquisition being delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues surrounding the Company, the target institution or the proposed combined entity as a result of, among other things, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, or the Community Reinvestment Act, and the possibility that any such issues associated with the target institution, which we may or may not be aware of at the time of the acquisition, could impact the combined entity after completion of the acquisition;
·	the possibility that the acquisition may not be timely completed, if at all;
·	creating an adverse short-term effect on our results of operations; and
·	losing key employees and customers as a result of an acquisition that is poorly received.

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

The federal Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws restrict our ability to originate certain mortgage loans and increase our risk of liability with respect to such loans and increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the past several years, the CFPB issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. We may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

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

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, thrifts, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries, such as online lenders and banks. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

In May 2016, we completed the acquisition of SBA Complete. SBA Complete is a consulting firm that specializes in consulting with financial institutions across the country related to SBA loan origination and servicing. We leveraged the expertise assumed in the acquisition of SBA Complete to launch our own SBA lending division in the third quarter of 2016. These are both relatively new lines of business for the Bank with unique operational, control and accounting risks, which if not properly managed, could result in losses for our Company.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The main offices of the Company and the Bank are located in a three-story building in the central business district of Southern Pines, North Carolina and is owned by the Bank. The building houses administrative facilities. The Bank’s Operations Division, including customer accounting functions, offices for information technology operations, and offices for loan operations, are housed in two one-story steel frame buildings in Troy, North Carolina. Both of these buildings are owned by the Bank. At December 31, 2017, the Company operated 104 bank branches. The Company owned all of its bank branch premises except nine branch offices for which the land and buildings are leased and 12 branch offices for which the land is leased but the building is owned. The Bank also leases five mortgage loan production offices and five other office locations for administrative functions. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

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

PART II

Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol FBNC. Table 22, included in “Management’s Discussion and Analysis” below, sets forth the high and low market prices of our common stock as traded by the brokerage firms that maintain a market in our common stock and the dividends declared for the periods indicated. We paid a cash dividend of $0.08 per share for each quarter of 2017. For the foreseeable future, it is our current intention to continue to pay regular cash dividends on a quarterly basis. See “Business - Supervision and Regulation” above and Note 16 to the consolidated financial statements for a discussion of other regulatory restrictions on the Company’s payment of dividends. As of December 31, 2017, there were approximately 2,000 shareholders of record and another 8,000 shareholders whose stock is held in “street name.”

Additional Information Regarding the Registrant’s Equity Compensation Plans

At December 31, 2017, the Company had two equity-based compensation plans. The Company’s 2014 Equity Plan is the only plan under which new grants of equity-based awards are possible.

The following table presents information as of December 31, 2017 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity-based compensation plans. At December 31, 2017, the Company had no warrants or stock appreciation rights outstanding under any compensation plans.

	As of December 31, 2017
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	38,689	$16.09	809,690
Equity compensation plans not approved by security holders	—	—	—
Total	38,689	$16.09	809,690

_________________

(1) Consists of (A) the Company’s 2014 Equity Plan, which is currently in effect; and (B) the Company’s 2007 Equity Plan, each of which was approved by our shareholders.

Performance Graph

The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2012 and ending December 31, 2017, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and an index of banks with between $1 billion and $5 billion in assets, as constructed by SNL Securities, LP (reflecting changes in banking industry stocks). The graph and table assume that $100 was invested on December 31, 2012 in each of the Company’s common stock, the Russell 2000 Index, and the SNL Bank Index, and that all dividends were reinvested.

First Bancorp

Comparison of Five-Year Total Return Performances (1)

Five Years Ending December 31, 2017

	Total Return Index Values (1) December 31,
	2012	2013	2014	2015	2016	2017
First Bancorp	$100.00	132.52	149.90	154.87	227.84	299.37
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
SNL Index-Banks between $1 billion and $5 billion	100.00	145.41	152.04	170.20	244.85	261.04

Notes:

(1)	Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2012, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.

Issuer Purchases of Equity Securities

Pursuant to authorizations by the Company’s board of directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases. The most recent board authorization was announced on July 30, 2004 and authorized the repurchase of 375,000 shares of the Company’s stock. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2017.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2017 to October 31, 2017)	—	$—	—	214,241
Month #2 (November 1, 2017 to November 30, 2017)	—	—	—	214,241
Month #3 (December 1, 2017 to December 31, 2017)	—	—	—	214,241
Total	—	$—	—	214,241

___________________

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. In December 2017, 872 shares of our common stock, with a market price of $37.90 per share, were used to satisfy an exercise of options.

Item 6. Selected Consolidated Financial Data

Table 1 on page 68 of this report sets forth the selected consolidated financial data for the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis is intended to assist readers in understanding our results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 86 of this report and the supplemental financial data contained in Tables 1 through 22 included with this discussion and analysis beginning on page 68 of this report.

Overview - 2017 Compared to 2016

We reported net income per diluted common share of $1.82 in 2017, a 36.8% increase compared to 2016. The increased earnings were primarily due to the Company’s acquisitions of Carolina Bank and Asheville Savings Bank, with loans increasing 49.1% and deposits increasing 49.5% year over year.

Financial Highlights
($ in thousands except per share data)	2017	2016	Change

Earnings
Net interest income	$164,711	123,380	33.5%
Provision for loan losses - non-covered	723	(23)	n/m
Noninterest income	48,908	25,551	91.4%
Noninterest expenses	145,157	106,821	35.9%
Income before income taxes	67,739	42,133	60.8%
Income tax expense	21,767	14,624	48.8%
Net income	45,972	27,509	67.1%
Preferred stock dividends	—	(175)
Net income available to common shareholders	$45,972	27,334	68.2%

Net income per common share
Basic	$1.82	1.37	32.8%
Diluted	1.82	1.33	36.8%

Balances At Year End
Assets	$5,547,037	3,614,862	53.5%
Loans	4,042,369	2,710,712	49.1%
Deposits	4,406,955	2,947,353	49.5%

Ratios
Return on average assets	1.00%	0.80%
Return on average common equity	8.62%	7.73%
Net interest margin (taxable-equivalent)	4.08%	4.03%

n/m — not meaningful

The following is a more detailed discussion of our results for 2017 compared to 2016:

For the year ended December 31, 2017, we reported net income available to common shareholders of $46.0 million, or $1.82 per diluted common share, an increase of 36.8% in earnings per share from the $27.3 million, or $1.33 per diluted common share, in 2016. The higher earnings in 2017 were primarily the result of the growth of the Company, including two acquisitions completed in 2017, as well as other initiatives that increased profitability.

On March 3, 2017, we acquired Carolina Bank Holdings, Inc., the parent company of Carolina Bank, which operated eight branches and three mortgage loan offices, primarily in the Triad region of North Carolina. As of the acquisition date, Carolina Bank had total assets of $682 million, including $497 million in loans and $585 million in deposits.

On October 1, 2017, we acquired ASB Bancorp, Inc., the parent company of Asheville Savings Bank, SSB, headquartered in Asheville, North Carolina, which operated through 13 branches in the Asheville area. As of the acquisition date, Asheville Savings Bank reported total assets of approximately $798 million, including $606 million in loans and $679 million in deposits.

Net interest income for the year ended December 31, 2017 amounted to $164.7 million, a 33.5% increase from the $123.4 million recorded in 2016. The increase in net interest income was primarily due to the acquisitions of Carolina Bank and Asheville Savings Bank, as well as higher amounts of loans outstanding as a result of organic growth. Also, see the section entitled “Net Interest Income” for additional information.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) was 4.08% for 2017 compared to 4.03% for 2016. Asset yields have increased primarily as a result of three Federal Reserve interest rate increases during the past year. Funding costs have also increased, but to a lesser degree.

We recorded a provision for loan losses of $0.7 million in 2017 compared to a negative provision for loan losses (reduction of the allowance for loan losses) of $23,000 in 2016. The low level of provision for loan losses in both years was primarily due to stable and improving loan quality. Our nonperforming assets to total assets ratio was 0.96% at December 31, 2017 compared to 1.64% at December 31, 2016. We experienced net loan charge-offs of $1.2 million in 2017, compared to $3.7 million in 2016. Annualized net charge-offs to average loans for the year ended December 31, 2017 amounted to 0.04%, compared to 0.14% for 2016.

For the year ended December 31, 2017, noninterest income amounted to $48.9 million compared to $25.6 million for 2016. The primary reason for the increase in core noninterest income in 2017 was the acquisition of Carolina Bank and Asheville Savings Bank, as well as income derived from the Company’s SBA consulting fees and SBA loan sale gains, which began during the middle of 2016. See the section entitled “Noninterest Income” for additional information.

Noninterest expenses for the year ended December 31, 2017 amounted to $145.2 million compared to $106.8 million in 2016. The increase in noninterest expenses in 2017 related primarily to the Company’s acquisition of Carolina Bank and Asheville Savings Bank. Also impacting expenses were other growth initiatives, including continued growth of the Company’s SBA consulting firm and SBA lending division, as well as the acquisition of an insurance agency during the third quarter of 2017. See the section entitled “Noninterest Expense” for additional information.

The Company’s effective tax rate for 2017 was 32.1% compared to 34.7% in 2016. The lower effective tax rate was due to the 2017 Tax Cuts and Jobs Act, which was signed into law in December 2017. The impact to the Company of revaluing its net deferred tax liability was to reduce income tax expense by approximately $1.3 million in the fourth quarter of 2017. The Company expects to be favorably impacted in 2018 by the reduction in the federal tax rate, with a projected effective tax rate of approximately 21%.

Total assets at December 31, 2017 amounted to $5.5 billion, a 53.5% increase from a year earlier. Total loans at December 31, 2017 amounted to $4.0 billion, a 49.1% increase from a year earlier, and total deposits amounted to $4.4 billion at December 31, 2017, a 49.5% increase from a year earlier.

In addition to the growth realized from the acquisitions of Carolina Bank in March 2017 and Asheville Savings Bank in October 2017, the Company experienced strong organic loan and deposit growth during 2017. For 2017, organic loan growth (i.e. excluding loan balances assumed from Carolina Bank and Asheville Savings Bank) amounted to $228.0 million, or 8.4%. For 2017, organic deposit growth amounted to $195.1 million, or 6.6%. The strong growth was a result of ongoing internal initiatives to enhance loan and deposit growth, including the Company’s recent expansion into higher growth markets. The organic loan growth noted above has been driven by the recently-entered North Carolina markets of Charlotte, Raleigh, and the Triad.

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

Our net interest margin (tax-equivalent net interest income divided by average earning assets) was 4.03% for 2016 compared to 4.13% for 2015. The lower margin in 2016 compared to 2015 was primarily due to lower loan yields, which were impacted by the continued low interest rate environment.

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

Our overall provision for loan loss levels were impacted by continued improvement in asset quality. Nonperforming assets amounted to $59.1 million at December 31, 2016, a decrease of 33.8% from the $89.3 million one year earlier. Our nonperforming assets to total assets ratio was 1.64% at December 31, 2016 compared to 2.66% at December 31, 2015. Annualized net charge-offs as a percentage of average loans for the twelve months ended December 31, 2016 was 0.14% compared to 0.46% for 2015.

For the year ended December 31, 2016, noninterest income amounted to $25.6 million compared to $18.8 million for the year ended December 31, 2015. The increases in noninterest income are primarily the result of the following strategic initiatives:

•	On January 1, 2016, we acquired Bankingport, Inc., an insurance agency located in Sanford, North Carolina, which is primarily responsible for the increases in commissions from financial product sales in the accompanying tables.

•	On May 5, 2016, we completed the acquisition of SBA Complete, a firm that specializes in providing consulting services for financial institutions across the country related to SBA loan origination and servicing. We recorded $3.2 million in SBA consulting fees from the date of the acquisition through December 31, 2016.

•	In the third quarter of 2016, we leveraged the expertise assumed in our SBA Complete acquisition to launch a national SBA lending division. This division offers SBA loans to small business owners throughout the United States. In the second half of 2016, this division originated $24.8 million of SBA loans and earned $1.4 million from gains on the sales of the guaranteed portions of these loans.

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

Outlook for 2018

We generally believe that the outlook for 2018 is favorable. We expect the national economy, as well as our local economies, to continue to improve, with unemployment rates remaining at low levels. We believe that the recent tax reform is likely to result in future economic growth, and the lower statutory tax rate will benefit our Company.

The Federal Reserve has increased short-term interest rates by 125 basis points since late 2015, with more increases projected. Longer-term interest rates, while still low, have begun to increase. Generally, higher interest rates can be favorable for banks like us. We are able to earn higher yields on our interest-earning assets, while our funding costs may reprice at a lag to the interest rate changes in the market, and potentially not to the full amount of the rate increases. However interest rates on loans continue to be impacted by intense competition, and we are beginning to experience pressure on the rates we pay on deposits. Thus the stability of our net interest margin is uncertain.

With several consecutive years of significantly improved trends of nonperforming assets and lower loan charge-offs compared to the recessionary years, we again recorded low levels of provisions for loan losses in 2017, which brought our overall allowance for loan loss level down significantly following the elevated amounts we maintained during and immediately following the recession. As stated in Note 20 to the consolidated financial statements, from January 1, 2018 through February 28, 2018, we have recorded net loan recoveries of $3.3 million. With other asset quality measures expected to remain stable, we currently expect our levels of provisions for loan losses to remain low in 2018.

Excluding our two whole-bank acquisitions in 2017, we experienced solid organic loan and deposit growth in 2017. Our local economies have continued to improve, and we experienced positive results from our recent expansion into the larger and higher growth markets in North Carolina. With our expanded market areas due to acquisitions and other strategic initiatives, we expect to experience continued loan and deposit growth in 2018.

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

Our determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has two components. The first component involves the estimation of losses on individually evaluated “impaired loans.” A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the original loan agreement. A loan is specifically evaluated for an appropriate valuation allowance if the loan balance is above a prescribed evaluation threshold (which varies based on credit quality, accruing status, troubled debt restructured status, purchased credit impaired status, and type of collateral) and the loan is determined to be impaired. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

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

Purchased loans are recorded at fair value at the acquisition date. Therefore, amounts deemed uncollectible at the acquisition date represent a discount to the loan value and become a part of the fair value calculation. Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses. Subsequent increases in the amount expected to be collected are accreted into income over the life of the loan and this accretion is referred to as “loan discount accretion.”

Within the purchased loan portfolio, loans are deemed purchased credit impaired at acquisition if the bank believes it will not be able to collect all contractual cash flows. Performing loans with an unamortized discount or premium that are not deemed purchased credit impaired are considered to be purchased performing loans. Purchased credit impaired loans are individually evaluated as impaired loans, as described above, while purchased performing loans are evaluated as general reserve loans. For purchased performing loan pools, any computed allowance that is in excess of remaining net discounts is a component of the allocated allowance.

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

Subsequent to the initial recording of the identifiable intangible assets and goodwill, we amortize the identifiable intangible assets over their estimated average lives, as discussed above. In addition, on at least an annual basis, goodwill is evaluated for impairment by comparing the fair value of our reporting units to their related carrying value, including goodwill. We have three reporting units – 1) First Bank with $221.4 million in goodwill, 2) First Bank Insurance with $7.4 million in goodwill, and 3) SBA activities, including SBA Complete and our SBA lending division, with $4.3 million in goodwill. If the carrying value of a reporting unit were ever to exceed its fair value, we would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

In our 2017 goodwill impairment evaluation, we concluded that the goodwill for each of our reporting units was not impaired.

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

Merger and Acquisition Activity

As previously discussed, in January 2016, we acquired an insurance agency in Sanford, North Carolina, and in May 2016, we acquired a firm specializing in origination and servicing of SBA loans. In July 2016, we exchanged our seven bank branches located in Virginia to another community bank in return for six of their North Carolina branches. In 2017, we completed two full-bank acquisitions – Carolina Bank and Asheville Savings Bank. Also in 2017, we completed the acquisition of another insurance agency headquartered in Albemarle, North Carolina.

See Note 2 to the consolidated financial statements for additional information regarding these acquisitions.

FDIC Indemnification Asset

As previously discussed, in 2009 and 2011, we acquired substantially all of the assets and liabilities of two failed banks in FDIC-assisted transactions. For each transaction, we entered into two loss share agreements with the FDIC, which provided the Bank significant loss protection from losses experienced on the loans and foreclosed real estate. One of these loss share agreements expired in July 2014 and one agreement expired in April 2016. On September 22, 2016, we reached a mutual agreement with the FDIC to terminate all loss share agreements, with all future losses and recoveries associated with these failed bank assets being fully borne by the Bank.

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

Net Interest Income

Net interest income on a reported basis amounted to $164.7 million in 2017, $123.4 million in 2016, and $119.7 million in 2015. For internal purposes and in the discussion that follows, we evaluate our net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. Net interest income on a tax-equivalent basis amounted to $167.3 million in 2017, $125.4 million in 2016, and $121.4 million in 2015. Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income.

	Year ended December 31,
($ in thousands)	2017	2016	2015
Net interest income, as reported	$164,711	123,380	119,747
Tax-equivalent adjustment	2,590	2,054	1,634
Net interest income, tax-equivalent	$167,301	125,434	121,381

Table 2 analyzes net interest income on a tax-equivalent basis. Our net interest income on a tax-equivalent basis increased by 33.4% in 2017 and increased by 3.3% in 2016. There are two primary factors that cause changes in the amount of net interest income we record – 1) changes in our loans and deposits balances and 2) our net interest margin. “Net interest margin” is a ratio we use to measure the spread between the yield on our earning assets and the cost of our funding and is calculated by dividing tax-equivalent net interest income by average earning assets.

The increase in net interest income in 2017 compared to 2016 was primarily due to growth in our loans outstanding (acquired and organic), with a five basis point increase in our net interest margin also contributing to the increase.

For 2017, average loans increased $817.6 million, or 31.4%, with interest income earned on loans increasing by $42.4 million over 2016. Average deposits also increased significantly at 30.7%, but interest expense on deposits only increased by $2.4 million over 2016.

Our net interest margin increased from 4.03% in 2016 to 4.08% in 2017. Asset yields increased primarily as a result of three Federal Reserve interest rate increases during the past year. Funding costs also increased, but to a lesser degree.

Increases in asset yields were partially offset by increased funding costs in 2017. The average interest rate paid on our interest bearing deposits increased from 0.24% in 2016 to 0.28% in 2017, which is mainly due to a higher level of brokered deposits over the past year, which are generally more expensive than retail deposits. Our average borrowings also increased in 2017 by $116.2 million, or 55.4%, with interest expense on borrowings increasing $2.7 million over 2016. The higher reliance on brokered deposits and borrowings was due primarily to strong loan growth that outpaced core funding growth.

The increase in net interest income in 2016 compared to 2015 was due to growth in our loans outstanding, the positive impact of which was partially offset by a 10 basis point decline in our net interest margin.

For 2016, average loans increased $168.7 million, or 6.9%, with interest income earned on loans increasing by $3.4 million over 2015, while average deposits also had good growth at 5.2%.

Our net interest margin declined from 4.13% in 2015 to 4.03% in 2016. Lower asset yields were the primary factor causing the decline in the net interest margin in 2016, as the yield we earned on our interest-earning assets declined from 4.37% in 2015 to 4.28% in 2016. Steadily declining loan yields caused by the continued low interest rate environment and competition for loans were the primary factors in this decline.

For 2016, the declines in asset yields were partially offset by lower liability costs, as we were able to progressively lower interest rates on maturing time deposits that were originated in prior periods. The average interest rate paid on our interest bearing deposits declined from 0.26% in 2015 to 0.24% in 2016. Also, for 2016, shifts in the funding mix of our liabilities have had a positive impact on our net interest margin. As calculated from Table 2, the average amount of our lower cost deposits, comprised of checking accounts (non-interest bearing and interest bearing), money market accounts and savings accounts, increased from $2.0 billion in 2015 to $2.2 billion in 2016, an increase of 10%, while the average amount of our higher cost funding, comprised of time deposits, remained stable at approximately $0.7 billion over that same period.

The net interest margin for all periods benefited, by varying amounts, from the net accretion of purchase accounting premiums/discounts associated with acquisitions. As can be seen in the table below, we recorded $7.3 million in 2017, $4.5 million in 2016, and $4.8 million in 2015, in net accretion of purchase accounting premiums/discounts that increased net interest income.

($ in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Interest income – increased by accretion of loan discount	$7,076	4,451	4,751
Interest expense – reduced by premium amortization of deposits	384	77	—
Interest expense – increased by discount accretion of borrowings	(148)	—	—
Impact on net interest income	$7,312	4,528	4,751

The biggest component of the purchase accounting adjustments in each year was loan discount accretion, which amounted to $7.1 million in 2017, $4.5 million in 2016, and $4.8 million in 2015. In 2017, the increase in loan discount accretion is primarily due to the loan discounts recorded in the acquisitions of Carolina Bank and Asheville Savings Bank. During 2017, we recorded an additional $20.7 million in loan discounts related to these acquisitions. Unaccreted loan discount increased from $12.7 million at December 31, 2016 to $26.9 million at December 31, 2017. Unaccreted loan discount declined from $20.8 million at January 1, 2015 to $12.7 million at December 31, 2016. We expect loan discount accretion to increase in 2018 as a result of the newly acquired loan portfolios being held by the Bank for a full-year.

Table 3 presents additional detail regarding the estimated impact that changes in loan and deposit volumes and changes in the interest rates we earned/paid had on our net interest income in 2016 and 2017. In 2017, we acquired Carolina Bank and Asheville Savings Bank, which significantly increased our volumes for loans and deposits. For 2017, higher loan volume positively impacted interest income by $38.6 million, and higher loan interest rates positively impacted interest income by $3.8 million, with the combined effect driving the total increase in interest income of $46.9 million. Higher volumes and higher rates paid on deposits drove an increase of $2.4 million in interest expense. A higher level of borrowings and higher rates paid on those borrowings in 2017 also contributed significantly to the $5.1 million increase in interest expense. The higher level of borrowings was necessary in 2017 in order to fund our organic loan growth, which outpaced deposit growth. Overall, as the table indicates, net interest income on a tax-equivalent basis grew $41.9 million in 2017.

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

For 2017, we recorded total provision for loan losses of $723,000. In 2016, we recorded total negative provisions for loan losses (reduction of allowance for loan losses) of $23,000. For 2015, our total provisions for loan losses were $780,000.

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

We recorded $0.7 million, $2.1 million, and $2.0 million in provisions for loan losses related to non-covered loans for the years ended December 31, 2017, 2016, and 2015, respectively. These relatively low amounts were the result of a prolonged period of stable and improving loan quality trends, which resulted in lower provisions for loan losses that were needed to adjust our allowance for loan losses to the appropriate amount. This was because our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. In 2015, periods of high net charge-offs we experienced during the peak of the recession dropped out of the analysis and were replaced by the more modest levels of net charge-offs recently experienced. This had the impact of bringing our overall allowance for loan loss level down to a more normalized level following the elevated amounts we maintained during and immediately following the recession. This same situation continued in 2016 and 2017 and was further impacted by net charge-offs that declined significantly in 2016 and again in 2017. These factors combined to result in a provision for non-covered loan losses that only slightly increased to $2.1 million in 2016 and decreased to $0.7 million in 2017 despite higher loan growth in both periods. As stated in Note 20 to the consolidated financial statements, from January 1, 2018 through February 28, 2018, we have recorded net loan recoveries of $3.3 million. With other asset quality measures expected to remain stable, we currently expect our levels of provisions for loan losses to remain low in 2018.

As it relates to covered loans, we recorded a negative provision for loan losses (reduction of allowance for loan losses) of $2.1 million in 2016 and $2.8 million in 2015. The negative provisions in 2015 and 2016 resulted from lower levels of covered nonperforming loans, declining levels of total covered loans, and several large recoveries received that resulted in having net loan recoveries (recoveries, net of charge-offs) of $1.7 million in 2016 and $2.3 million in 2015.

Total net charge-offs (covered and non-covered) for the years ended December 31, 2017, 2016, and 2015, were $1.2 million, $3.7 million, and $11.3 million, respectively.

Net-charge offs of non-covered loans were $1.2 million, $5.4 million, and $13.6 million for 2017, 2016, and 2015, respectively. The declining amount of non-covered net-charge offs in recent years is reflective of improving economic conditions and lower levels of our highest-risk loans.

Net charge-offs (recoveries) of covered loans were ($1.7 million) and ($2.3 million) in 2016 and 2015, respectively, with several large recoveries significantly impacting 2015 and 2016.

As seen in Table 14, in 2017, 2016 and 2015, net charge-offs were highest in our residential first mortgages, which is reflective of the size of our residential first mortgage portfolio and continued challenging economic conditions in some of our more rural market areas. In 2013 and 2014, net charge-offs were highest in loans classified as “real estate – construction, land development & other land loans.”  This category of loans is primarily comprised of land acquisition and development loans and other types of lot loans.  These types of loans were particularly hard hit by the decline in real estate development and property values that occurred in the recession.

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

Noninterest Income

Our noninterest income amounted to $48.9 million in 2017, $25.6 million in 2016, and $18.8 million in 2015.

As shown in Table 4, core noninterest income excludes gains from acquisitions, foreclosed property write-downs and losses, indemnification asset income (expense), securities gains or losses, and other miscellaneous gains and losses. Core noninterest income amounted to $49.3 million in 2017, a 40.9% increase from the $35.0 million recorded in 2016. The 2016 core noninterest income of $35.0 million was a 19.3% increase from the $29.3 million recorded in 2015.

See Table 4 and the following discussion for an understanding of the components of noninterest income.

For most categories of noninterest income, our acquisitions of Carolina Bank in March 2017 and Asheville Savings Bank in October 2017 had the effect of increasing noninterest income in 2017 in comparison to 2016.

Service charges on deposit accounts amounted to $11.9 million, $10.6 million, and $11.6 million in 2017, 2016 and 2015, respectively. In 2017, the increase is primarily due to the aforementioned acquisitions. In 2017, 2016 and 2015, fewer instances of fees earned from customers overdrawing their accounts negatively impacted this line item, as well as more customers meeting the requirements to have the monthly services charges waived on their checking accounts.

Other service charges, commissions and fees amounted to $14.6 million in 2017, a 22.6% increase from the $11.9 million earned in 2016. The 2016 amount of $11.9 million was 9.2% higher than the $10.9 million earned in 2015. This category of noninterest income includes items such as electronic payment processing revenue (which includes fees related to credit card transactions by merchants and customers and fees earned from debit card transactions), ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The increase in this line item in 2017 was due to a combination of the Carolina Bank and Asheville Savings Bank acquisitions, as well as growth in interchange fees from debit and credit cards. In both 2017 and 2016, increased debit card usage by our customers has increased income, as we earn a small fee each time our customers make a debit card transaction. Interchange income from credit cards has also increased due to growth in the number and usage of credit cards, which we believe is a result of increased promotion of this product.

Fees from presold mortgages amounted to $5.7 million in 2017, $2.0 million in 2016, and $2.5 million in 2015. In 2017, the increases were primarily due to the acquisition of Carolina Bank in March 2017, which had a significant mortgage loan operation. In 2016, fewer mortgage loan originations resulted in decreases in these fees. Also, fewer mortgage loans were sold to the secondary market in 2016 compared to 2015 due to our decision to hold more loans for investment in order to offset declines in our residential mortgage loan portfolio.

Commissions from sales of insurance and financial products amounted to $5.3 million in 2017, $3.8 million in 2016, and $2.6 million in 2015. This line item includes commissions we receive from two primary sources - 1) commissions from the sales of investment, annuity, and long term care insurance products, and 2) commissions from the sale of property and casualty insurance. The following table presents the contribution of each source to the total amount recognized in this line item:

	For the year ended December 31,
($ in thousands)	2017	2016	2015
Commissions earned from:
Sales of investments, annuities, and long term care insurance	$2,152	2,027	1,934
Sales of property and casualty insurance	3,148	1,763	646
Total	$5,300	3,790	2,580

As can be seen in the above table, sales of property and casualty insurance increased significantly in 2016 and again in 2017, which is due to our January 1, 2016 acquisition of Bankingport, Inc., an insurance agency located in Sanford, North Carolina and our September 1, 2017 acquisition of Bear Insurance Services, an insurance agency headquartered in Albemarle, North Carolina (see Note 2 to the consolidated financial statements for additional information). Sales of investments, annuities and long term care insurance did not vary significantly among the years presented.

Another primary reason for the increases in core noninterest income in 2017 and 2016 was the addition of SBA consulting fees and SBA loan sale gains during the last half of 2016. As previously discussed, on May 5, 2016, we completed the acquisition of a firm that specializes in consulting with financial institutions across the country related to SBA loan origination and servicing (see Note 2 to the consolidated financial statements for additional information). We recorded $3.2 million in SBA consulting fees related to this business from the date of the acquisition through December 31, 2016. In the third quarter of 2016, we leveraged the expertise we gained from personnel assumed in the SBA Complete acquisition and launched a national SBA lending division offering SBA loans to small business owners throughout the United States. The SBA division originated $24.8 million in loans in 2016 and earned $1.4 million from gains on the sales of the guaranteed portions of these loans for 2016. In 2017, we recorded $4.0 million in SBA consulting fees and $5.5 million in gains on the sales of SBA loans. The SBA division originated $95.4 million in loans in 2017.

Table 4 shows earnings from bank-owned life insurance income were $2.3 million in 2017, $2.1 million in 2016, and $1.7 million in 2015. In 2017, we acquired approximately $23 million in bank-owned life insurance from Carolina Bank and Asheville Savings Bank, increasing our income for this line item. In the fourth quarter of 2015, we purchased $15.0 million in bank-owned life insurance on certain officers of our Company, which increased our income for this line item in 2016.

Noninterest income not considered to be “core” resulted in net reductions to total noninterest income of $0.4 million in 2017, $9.4 million in 2016, and $10.6 million in 2015. The components of non-core noninterest income are shown in Table 4 and the significant components thereof are discussed below.

We recorded net losses on non-covered foreclosed properties of $0.5 million in 2017, $1.5 million in 2016, and $2.5 million in 2015. These losses have resulted from ongoing declines in property values for certain types of properties.

Prior to the termination of the loss share agreements in September 2016, we recorded $0.9 million and $1.0 million of net gains on covered foreclosed properties in 2016 and 2015, respectively. Most of our covered foreclosed properties were along the coast of North Carolina. The market value for properties in that area recovered significantly following the recession and resulted in the gains experienced in 2015 and 2016.

For the years ended December 31, 2016 and 2015, indemnification asset expense amounted to $10.3 million and $8.6 million, respectively. Historically, indemnification asset income (expense) was recorded to reflect additional (or decreased) amounts that were expected to be received from the FDIC during the period related to covered assets. The three primary items that resulted in recording indemnification asset income (expense) were 1) loan discount accretion resulting from improved borrower repayment prospects, which generally resulted in indemnification expense, 2) provisions (reversals) for loan losses on covered loans, which resulted in indemnification income (expense) and 3) foreclosed property gains (losses) on covered assets, which resulted in indemnification expense (income). The higher indemnification asset expense in 2016 resulted from the write-off of the remaining indemnification asset of $5.7 million when we terminated the FDIC loss share agreements. The following table presents the sources of indemnification income (expense) for the periods noted.

	For the year ended December 31,
($ in millions)	2016	2015
Indemnification asset expense associated with loan discount accretion income	$(2.0)	(5.6)
Indemnification asset income (expense) associated with loan losses (recoveries), net	(1.6)	(2.3)
Indemnification asset income (expense) associated with foreclosed property losses (gains)	(0.7)	(0.4)
Indemnification asset expense associated with termination of loss share agreements	(5.7)	̶
Other sources of indemnification asset income (expense)	(0.3)	(0.3)
Total indemnification asset income (expense)	$(10.3)	(8.6)

In 2017, we recorded losses on sales of securities of $0.2 million. Securities gains (losses) were insignificant for 2016 and 2015.

“Other gains (losses), net” for the 2017, 2016 and 2015 periods presented represent the net effects of miscellaneous gains and losses that are non-routine in nature. In 2016, the Company recorded a net gain of $1.5 million as a result of a branch exchange transaction with First Community Bank (see Note 2 of the consolidated financial statements for additional discussion).

Noninterest Expenses

Total noninterest expenses totaled $145.2 million, $106.8 million, and $98.1 million for 2017, 2016 and 2015, respectively. Table 5 presents the components of our noninterest expense during the past three years. The primary reason for the growth in noninterest expense in 2017 and 2016 was associated with our growth initiatives, including several acquisitions, including Carolina Bank and Asheville Savings Bank, and market expansion. Line items with the largest fluctuations are further discussed below.

Total personnel expense increased from $62.1 million in 2016 to $81.2 million in 2017, an increase of $19.1 million, or 30.8%. Within personnel expense, salaries expense increased $15.5 million in 2017 and employee benefits expense increased by $3.6 million in 2017. The primary reason for these increases in personnel expense is due to the additional personnel assumed in the Carolina Bank and Asheville Savings Bank acquisitions. Also, in 2017, we have added personnel due to the continued growth of the SBA consulting firm and our SBA national lending division. Additionally, salary expense for the fourth quarter of 2017 was also impacted by approximately $1.1 million related to one-time bonuses granted to a majority of the Company’s employees. Effective January 1, 2018, the Company increased its 401k match from effectively a 100% match up to 4% of an employee’s salary contribution to a 100% match up to 6% of an employee’s salary contribution. The higher match is expected to have an approximately $0.8 million impact on employee benefits expense.

Total personnel expense increased from $56.8 million in 2015 to $62.1 million in 2016, an increase of $5.3 million, or 9.3%. Within personnel expense, salaries expense increased $3.6 million in 2016 and employee benefits expense increased by $1.7 million in 2016. The primary reason for these increases in 2016 in personnel expense was the aforementioned growth initiatives in 2016, including acquisitions of an insurance agency and an SBA consulting firm, as well as the creation of an SBA lending division and our expansion into the Triad region of North Carolina.

Net occupancy expenses amounted to $9.7 million in 2017, $7.8 million in 2016, and $7.4 million in 2015. The increases in 2017 and 2016 were related to the aforementioned acquisitions and expansion initiatives.

Equipment related expenses amounted to $4.5 million, $3.6 million, and $3.7 million, in 2017, 2016, and 2015, respectively, with the increase in 2017 being attributed to the 2017 acquisitions.

Merger and acquisition expenses amounted to $8.1 million in 2017 and $1.4 million in 2016 compared to none in 2015. The 2017 amount was primarily comprised of professional fees and severance costs incurred in our acquisitions of Carolina Bank and Asheville Savings Bank. In 2016, the amount was comprised of professional fees incurred for our various acquisitions, including Bankingport, SBA Complete, our branch exchange, and our agreement to acquire Carolina Bank that was announced in 2016.

Intangible amortization expense increased from $1.2 million in 2016 to $4.2 million in 2017 due to the addition of $22.5 million in amortizable intangible assets recorded in connection with the acquisitions of Carolina Bank, Asheville Savings Bank, and Bear Insurance Services. Intangible amortization expense increased from $0.7 million in 2015 to $1.2 million in 2016. The increase was due to the additional amortizable intangible assets recorded in connection with the acquisitions of Bankingport and SBA Complete and the branch exchange transaction with First Community Bank.

FDIC insurance expense amounted to $2.4 million in 2017, $2.0 million in 2016, and $2.4 million in 2015. The insurance premium rate charged by the FDIC is based on several variable factors that can result in fluctuations from year to year. As previously discussed, a change in the methodology for assessing banks with $10 billion or less in total assets was implemented as of July 1, 2016 due to the deposit insurance fund reaching a targeted minimum level. This change was the biggest factor in the lower expense in 2016. The increase in 2017 was due to the acquisitions of Carolina Bank and Asheville Savings Bank.

Outside consultant expense amounted to $2.5 million in 2017, and $1.7 million in both 2016 and 2015. The increase in 2017 related to various operational activities.

Data processing expenses amounted to $2.9 million, $2.0 million, and $1.9 million in 2017, 2016, and 2015, respectively. In 2017, our expense was higher due to the acquisitions of Carolina Bank and Asheville Savings Bank. For a period of time following each acquisition until a systems conversion, the Bank incurs the expense of running two data processing systems. For Carolina Bank, this period was from March 3, 2017 to August 4, 2017. For Asheville Savings Bank, this period is from October 1, 2017 to March 16, 2018.

Marketing expense increased to $2.5 million in 2017, from $2.0 million in 2016 and $1.7 million in 2015. In 2017, we increased our promotional efforts, primarily in our new and expanded market areas.

Non-credit losses amounted $0.9 million in 2017, $1.2 million in 2016, and $0.3 million in 2015. The increase in 2016 was primarily due to higher debit card and credit card fraud losses. In 2017, we incurred fewer losses as we rolled out new debit and credit cards in late 2016 and 2017, which had additional fraud-resistant security features.

Income Taxes

Table 6 presents the components of income tax expense and the related effective tax rates. We recorded income tax expense of $21.8 million in 2017, $14.6 million in 2016, and $14.1 million in 2015. Our effective tax rates were 32.1% for 2017, 34.7% for 2016, and 34.3% for 2015. Due to the 2017 Tax Cuts and Jobs Act that was signed into law on December 22, 2017, our federal statutory income tax rate was reduced from 35% to 21%. Accordingly, we revalued our net deferred tax liability and reduced income tax expense by $1.3 million, which reduced our effective tax rate for 2017.

The slight increase in effective tax rate in 2016 was due to nondeductible intangible and merger and acquisition expenses incurred related to corporate acquisitions and the branch exchange transaction in 2016.

Our effective tax rate has generally declined in recent years due to higher amounts of tax-exempt income, primarily bank-owned life insurance income, and lower statutory income tax rates in North Carolina. North Carolina implemented decreases to its state income tax rate for corporations from 5.0% in 2015 to 4.0% in 2016 to 3.0% in 2017. We expect our effective tax rate to be approximately 21.0% in 2018.

Stock-Based Compensation

We recorded stock-based compensation expense of $1.1 million, $0.7 million, and $0.7 million, for the years ended December 31, 2017, 2016, and 2015, respectively. The increase in this expense from 2016 to 2017 was due to retention-based restricted stock grants made to certain officers during the year. See Note 15 to the consolidated financial statements for more information regarding stock-based compensation.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

At December 31, 2017, our total assets amounted to $5.5 billion, a 53.5% increase from 2016. As previously discussed, our significant growth is due to the acquisition of Carolina Bank and Asheville Savings Bank in 2017. The following table presents detailed information regarding the nature of changes in our loans and deposits in 2016 and 2017:

($ in thousands)	Balance at beginning of period	Internal growth, net (1)	Growth from Acquisitions (2) (3)	Transfer due to Expiration & Termination of Loss Share Agreements	Balance at end of period	Total percentage growth	Internal percentage growth (1)
2017
Loans outstanding	$2,710,712	227,955	1,103,702	—	4,042,369	49.1%	8.4%

Deposits – Noninterest-bearing	756,003	159,493	280,665	—	1,196,161	58.2%	21.1%
Deposits – Interest-bearing checking	635,431	13,847	234,976	—	884,254	39.2%	2.2%
Deposits – Money market	683,680	23,013	276,129	—	982,822	43.8%	3.4%
Deposits – Savings	209,074	(5,174)	250,960	—	454,860	117.6%	-2.5%
Deposits – Brokered time	136,466	57,554	45,639	—	239,659	75.6%	42.2%
Deposits – Internet time	—	(3,253)	11,248	—	7,995	n/m	n/m
Deposits – Time >$100,000 – retail	287,939	(12,631)	72,554	—	347,862	20.8%	-4.4%
Deposits – Time <$100,000 – retail	238,760	(37,765)	92,347	—	293,342	22.9%	-15.8%
Total deposits	$2,947,353	195,084	1,264,518	—	4,406,955	49.5%	6.6%

2016
Loans – Non-covered	$2,416,285	196,789	1,514	96,124	2,710,712	12.2%	8.1%
Loans – Covered	102,641	(6,517)	—	(96,124)	—	-100.0%	-6.3%
Total loans outstanding	2,518,926	190,272	1,514	—	2,710,712	7.6%	7.6%

Deposits – Noninterest-bearing	659,038	90,807	6,158	—	756,003	14.7%	13.8%
Deposits – Interest-bearing checking	626,878	12,793	(4,240)	—	635,431	1.4%	2.0%
Deposits – Money market	636,692	55,987	(8,999)	—	683,680	7.4%	8.8%
Deposits – Savings	186,616	14,263	8,195	—	209,074	12.0%	7.6%
Deposits – Brokered time	76,412	60,054	—	—	136,466	78.6%	78.6%
Deposits – Time >$100,000 – retail	329,819	(33,164)	(8,716)	—	287,939	-12.7%	-10.1%
Deposits – Time <$100,000 – retail	295,830	(41,751)	(15,319)	—	238,760	-19.3%	-14.1%
Total deposits	$2,811,285	158,989	(22,921)	—	2,947,353	4.8%	5.7%

(1)	For 2016, excludes the impact of the transfer of loans from covered status to non-covered status on April 1, 2016 due to the expiration of one loss-sharing agreement and the termination of all remaining loss share agreements on September 22, 2016. For 2016 and 2017, excludes the impact of acquisitions in the year of acquisition, but includes growth or declines in acquired operations after the date of acquisition.
(2)	For 2016, we completed a branch exchange with First Community Bank, headquartered in Bluefield, Virginia. We exchanged our seven branches in Virginia for six of First Community Bank’s branches in North Carolina, acquiring $152.2 million in loans and $111.3 million in deposits, while selling $150.6 million in loans and $134.3 million in deposits. This column represents the net difference in what we received compared to what we sold.
(3)	For the 2017 period, we acquired Carolina Bank, which had $497.5 million in loans and $585.4 million in deposits. We also acquired Asheville Savings Bank, which had $606.2 million in loans and $679.1 million in deposits.

n/m – not meaningful

As derived from the table above, in 2017, our total loans outstanding increased $1.3 billion, or 49.1%. The loan growth from acquisitions is due to our acquisition of Carolina Bank in March 2017, which had $497.5 million in loans on the date of acquisition, and our acquisition of Asheville Savings Bank in October 2017, which had $606.2 million in loans on the date of acquisition. Carolina Bank operated through eight branches predominately in the Triad region of North Carolina, and Asheville Savings Bank operated through 13 branches in the Asheville area of North Carolina. We expect these acquisitions to complement our strategic initiatives in these attractive and high-growth markets. Internal growth in our loan portfolio amounted to $228.0 million, or 8.4%. Internal loan growth has been primarily driven by our recent expansion into high-growth markets and the hiring of experienced bankers in these areas. We expect continued growth in our loan portfolio for 2018.

In 2016, our total loan growth was 7.6%. As derived from the table above, we experienced internal growth in our non-covered loan portfolio of $196.8 million, or 8.1%. We terminated our FDIC loss share agreements on September 22, 2016 and thus, all loans were transferred to non-covered status on that date.

During 2017, we experienced an increase in total deposits of $1.5 billion, or 49.5%. In 2017, we acquired $585.4 million in deposits from the Carolina Bank acquisition and $679.1 million in deposits from the Asheville Savings Bank acquisition. Net internal deposit growth amounted to $195.1 million, or 6.6%. We experienced internal growth of $191.2 million in our core deposit accounts, compared to net declines of $50.4 million in our retail time deposits, excluding brokered and internet deposits. Total brokered deposits amounted to $239.7 million at December 31, 2017, which is a 75.6% increase from the $136.5 million outstanding a year earlier. We increased our reliance of brokered deposits in 2017 to assist in funding the strong organic loan growth we experienced during 2017.

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

Our overall liquidity was substantially the same at December 31, 2017 compared to a year earlier. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings was 20.0% at December 31, 2017 compared to 19.8% at December 31, 2016.

At December 31, 2017, our nonperforming assets to total assets ratio was 0.96% compared to 1.64% at December 31, 2016. The decrease is primarily due to improved economic conditions, on-going resolution of nonperforming assets and improving credit quality.

Distribution of Assets and Liabilities

Table 7 sets forth the percentage relationships of significant components of our balance sheet at December 31, 2017, 2016, and 2015.

Our balance sheet mix has remained relatively stable over the past three years. On the asset side, there have been no significant changes, with net loans comprising 73%-74% of total assets and interest-earning assets ranging from 88%-91%. Intangible assets increased from 2% of total assets in 2015 and 2016 to 5% as of December 31, 2017, primarily as a result of our two whole-bank acquisitions in 2017, in which we recorded a total of $153.9 million in goodwill and $18.6 million in other intangible assets.

On the liability side, in 2016 and 2017, we obtained additional borrowings to help fund the loan growth that we experienced during those years that increased its percentage from 5% to 7%. Deposits decreased from 84% of total liabilities and shareholder’s equity at December 31, 2015 to 80% at December 31, 2017.

Shareholders’ equity increased from 10% of total liabilities and shareholders’ equity at December 31, 2015 and 2016 to 12% at December 31, 2017 due to the common stock issued in connection with our 2017 acquisitions.

Securities

Information regarding our securities portfolio as of December 31, 2017, 2016, and 2015 is presented in Tables 8 and 9.

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

Total securities amounted to $461.8 million, $329.0 million, and $320.2 million at December 31, 2017, 2016, and 2015, respectively. The increase in securities in 2017 was partially due to $49.4 million in securities acquired in the acquisition of Carolina Bank in March 2017. Also, we sold $95.0 million in securities that we acquired from Asheville Savings Bank in October 2017 and then subsequently purchased $150 million in mortgage-backed securities in the fourth quarter of 2017. The increase in securities in 2016 was primarily due to purchases of mortgage-backed securities.

The majority of our “government-sponsored enterprise” securities carry one maturity date, often with an issuer call feature. At December 31, 2017, of the $13.9 million (carrying value) in government-sponsored enterprise securities, $6.4 million were issued by the Federal Home Loan Bank system, $5.0 million were issued by Fannie Mae, and the remaining $2.5 million were issued by Freddie Mac.

Nearly all of our $359.0 million in total mortgage-backed securities have been issued by Freddie Mac, Fannie Mae, Ginnie Mae, or the Small Business Administration, each of which are government-sponsored corporations. Included in the mortgage-backed securities at December 31, 2017, were commercial mortgage-backed securities of $48.6 million that were issued by Ginnie Mae. We have one insignificant “private label” mortgage-backed security that was purchased for Community Reinvestment Act purposes. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.

At December 31, 2017, our $34.2 million investment in corporate bonds was comprised of the following:

($ in thousands) Issuer	Issuer Ratings		Maturity Date	Amortized Cost	Fair Value
Bank of America	BBB+	(1)	1/11/2023	$7,000	7,153
Citigroup	BBB+	(1)	Various	6,035	6,096
Goldman Sachs	BBB+	(1)	1/22/2023	5,090	5,132
JP Morgan Chase	A-	(1)	1/25/2023	5,022	5,075
Financial Institutions, Inc.	BBB-	(2)	4/15/2030	4,000	4,175
Wells Fargo	A-	(1)	2/13/2023	3,096	3,124
Eagle Bancorp, Inc.	BBB	(2)	9/1/2024	2,549	2,500
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated		6/15/2034	1,000	935
Total investment in corporate bonds				$33,792	34,190

(1)	Ratings issued by S&P
(2)	Rating issued by Kroll Bond Rating Agency

We have concluded that any unrealized losses associated with our corporate bonds are due to interest rate considerations and not due to credit concerns.

We held $118.5 million in securities held to maturity at December 31, 2017, which had a fair value that exceeded their carrying value by $0.5 million. Approximately $63.8 million of the securities held to maturity are mortgage-backed securities that have been issued by either Freddie Mac or Fannie Mae. The remaining $54.7 million in securities held to maturity are comprised almost entirely of municipal bonds issued by state and local governments throughout our market area. We have only two municipal bonds with a denomination of $2 million or greater and we have no significant concentration of bond holdings from one government entity, with the single largest exposure to any one entity being $6.5 million. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

At December 31, 2017, 2016, and 2015, net unrealized losses of $2.2 million, $3.1 million and $1.2 million, respectively, were included in the carrying value of securities classified as available for sale. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates and the overall economic environment, not by concerns about the ability of the issuers to meet their obligations. Net unrealized losses (net of applicable deferred income taxes of $0.5 million, $1.1 million, and $0.5 million) have been reported as part of a separate component of shareholders’ equity (accumulated other comprehensive income) as of December 31, 2017, 2016, and 2015, respectively.

The weighted average taxable-equivalent yield for the securities available for sale portfolio was 2.63% at December 31, 2017. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 4.9 years.

The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 2.98% at December 31, 2017. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds, the expected life for mortgage-backed securities, and the maturity date for all other securities, was 2.8 years.

The following table provides the names of issuers for which the Company has investment securities totaling in excess of 10% of shareholders’ equity and the fair value and amortized cost of these investments as of December 31, 2017. All of these securities are issued by government sponsored corporations.

($ in thousands)
Issuer	Amortized Cost	Fair Value	% of Shareholders’ Equity
Fannie Mae	$154,606	153,561	22.3%
Freddie Mac	107,712	106,722	15.5%
Total	$262,318	260,283

Loans

Table 10 provides a summary of the loan portfolio composition of our total loans at each of the past five year ends.

The loan portfolio is the largest category of our earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. Substantially all of our entire current loan portfolio is within our 40 county market area, which is located in western, central and eastern North Carolina and three counties in northeastern South Carolina. The diversity of the region’s economic base has historically provided a stable lending environment.

As previously discussed, in our acquisitions of failed banks in 2009 and 2011, we entered into loss share agreements with the FDIC, which afforded us significant protection from losses on all loans and other real estate acquired in those acquisitions. Because of the loss protection provided by the FDIC, the financial risk of these loans became significantly different from assets not covered under the loss share agreements, and accordingly, they were presented as “covered loans.” Loans that were not subject to the loss share agreements were presented as “non-covered loans.” All loss share agreements were terminated in 2016 and thus the entire loan portfolio is now classified as non-covered. Certain disclosures will continue to present the historical breakout of the loan portfolio between covered and non-covered.

In 2017, loans outstanding increased $1.33 billion, or 49.1% to $4.0 billion. The growth in 2017 can be attributed to the acquisitions of Carolina Bank and Asheville Savings Bank, as well as organic loan growth of $228.0 million. In 2016, loans outstanding increased $192.7 million, or 7.6% to $2.7 billion. The growth in 2016 can be attributed to the recent hiring of experienced lenders, our expansion into high-growth markets, and higher loan demand associated with a growing and recovering economy.

The majority of our loan portfolio over the years has been real estate mortgage loans, with loans secured by real estate consistently comprising 88% to 91% of our outstanding loan balances. Except for construction, land development and other land loans, the majority of our “real estate” loans are personal and commercial loans where cash flow from the borrower’s occupation or business is the primary repayment source, with the real estate pledged providing a secondary repayment source.

Table 10 presents a five-year history of loans outstanding by type. Residential real estate loans have declined from 34% of total loans at December 31, 2013 to 24% of total loans at December 31, 2017. This decline was due to a combination of factors including consumers refinancing their home loans held by the Bank with long term fixed rate loans, which we typically sell in the secondary market. Additionally, the Carolina Bank loan portfolio assumed during the year had only an 11% mix of residential real estate loans.

Commercial real estate loans as a percentage of total loans has increased steadily over the past five years and amounted to 42% of all loans at December 31, 2017. Consistent with our community banking strategy, we have placed emphases on this type of loan growth and hired a number of experienced community bankers, who have originated a significant amount of business loans secured by real estate.

Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 15% of our accruing loans outstanding at December 31, 2017 mature within one year and 56% of total loans mature within five years. As of December 31, 2017, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 38% and 62%, respectively. We intentionally make a blend of fixed and variable rate loans so as to reduce interest rate risk. The mix of fixed rate loans has generally increased over the past several years because many borrowers desire to lock in an interest rate during the historically low interest rate environment that has been in effect. While this presents risk to our Company if interest rates rise, we measure our interest rate risk closely and, as discussed in the section “Interest Rate Risk” below, we do not believe that an increase in interest rates would materially negatively impact our net interest income.

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

Table 12 summarizes our nonperforming assets at the dates indicated. Prior to September 2016, we presented nonperforming assets that were subject to the loss share agreements as “covered” and nonperforming assets that were not subject to the loss share agreements as “non-covered.” Our loss share agreements with the FDIC were terminated in 2016, and as such, all assets are now presented as a singled “non-covered” amount.

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

Since that time, we have benefited from improving economic conditions and also implemented a combination of strategies to reduce nonperforming assets including a 2013 loan sale, loan restructurings, discounted payoffs, and other collection strategies. As a result, we have steadily reduced our level of nonperforming assets over the years, with nonperforming assets amounting to $53.4 million at December 31, 2017. At December 31, 2017, the ratio of nonperforming assets to total assets was 0.96% compared to 1.64% and 2.66% at December 31, 2016 and 2015, respectively.

Table 12a presents our nonperforming assets at December 31, 2017 by general geographic region.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end:

($ in thousands)	At December 31, 2017	At December 31, 2016
Commercial, financial, and agricultural	$1,001	1,842
Real estate – construction, land development, and other land loans	1,822	2,945
Real estate – mortgage – residential (1-4 family) first mortgages	12,201	16,017
Real estate – mortgage – home equity loans/lines of credit	2,524	2,355
Real estate – mortgage – commercial and other	3,345	4,208
Installment loans to individuals	75	101
Total nonaccrual loans	$20,968	27,468

The nonaccrual table above generally indicates that we experienced decreases in almost all categories of nonaccrual loans, with the “real estate – mortgage – residential ( 1 - 4 family) first mortgages” category experiencing the largest decline. The decline in nonaccrual loans is due to our on-going focus to resolve our nonperforming loans and improving credit quality.

Management routinely monitors the status of certain large loans that, in management’s opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above, management believes that an estimated $2.5 million of loans that were performing in accordance with their contractual terms at December 31, 2017 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2017 (see discussion below).

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

We provide additional information regarding the classification status of our loans in tables contained in Note 4 to our consolidated financial statements. Those tables indicate that from December 31, 2016 to December 31, 2017 our asset quality improved, with total classified and nonaccrual loans decreasing from $98.5 million at December 31, 2016 to $79.4 million at December 31, 2017. This is consistent with our generally improving asset quality trends.

Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $12.6 million, $9.5 million, and $10.0 million at December 31, 2017, 2016, and 2015, respectively. Generally, we have experienced decreases in foreclosed real estate over the past several years primarily due to increased property sales activity, particularly along the North Carolina coast, which is where a significant portion of our foreclosed properties are located, and the improvement in our overall asset quality. In 2017, we acquired $3.1 million and $3.9 million of foreclosed real estate in the acquisitions of Carolina Bank and Asheville Savings Bank, respectively.

The following table presents the detail of our foreclosed real estate at each of the past two year ends:

$ in thousands	At December 31, 2017	At December 31, 2016
Vacant land	$6,032	3,221
1-4 family residential properties	4,229	4,345
Commercial real estate	2,310	1,966
Total foreclosed real estate	$12,571	9,532

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

The total allowance for loan losses amounted to $23.3 million at December 31, 2017 compared to $23.8 million at December 31, 2016 and $28.6 million at December 31, 2015.

Our allowance for loan loss is a mathematical model with the primary factors impacting this model being loan growth, net charge-off history, and asset quality trends. Our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. In 2015, a prolonged period of stable and improving loan quality trends following the recession resulted in generally lower provisions for loan losses that were needed to adjust our allowance for loan losses to the appropriate amount. This had the impact of bringing our overall allowance for loan loss level on non-covered loans down to a more normalized level, amounting to 1.11% at December 31, 2015, following the elevated amounts we maintained during and immediately following the recession. The impaired loan quality trends were also the primary reason for the provision for loan losses on non-covered loans declining from $7.1 million in 2014 to $2.0 million in 2015. These same factors continued in 2016 and 2017 and were further impacted by net charge-offs that declined significantly, amounting to only $3.7 million in 2016 and $1.2 million in 2017 compared to over $10 million in the immediately preceding years.

The ratio of our allowance to total loans was 0.58%, 0.88%, and 1.13% at December 31, 2017, 2016, and 2015, respectively. The decline in this ratio from December 31, 2015 to December 31, 2016 was a result of the factors discussed above that impacted our relatively low levels of provision for loan losses. The decline in 2017 was primarily due to the acquisitions of Carolina Bank and Asheville Savings Bank, which had over $1 billion in total loans. Applicable accounting guidance did not allow us to record an allowance for loan losses upon the acquisition of loans – instead the acquired loans were recorded at their discounted fair value, which included the consideration of any expected losses. No allowance for loan losses will be recorded for the acquired loans until the expected credit losses exceed the remaining unamortized discounts – based on an individual basis for purchased credit impaired loans and on a pooled basis for performing acquired loans. See Critical Accounting Policies above for further discussion. Unaccreted discount, which is available to absorb loan losses, amounted to $26.9 million, $12.7 million, and $15.3 million at December 31, 2017, December 31, 2016, and December 31, 2015, respectively. The ratios of allowance for loan losses plus unaccreted discount were 1.24%, 1.35%, and 1.74% at December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The amount of the unallocated portion of the allowance for loan losses increased in 2017 due to a higher level of allowance resulting from management qualitative analysis. The allowance for loan losses is available to absorb losses in all categories.

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

Net loan charge-offs of total loans amounted to $1.2 million in 2017, $3.7 million in 2016, and $11.3 million in 2015. Net loan charge-offs of non-covered loans amounted to $1.2 million in 2017, $5.4 million in 2016, and $13.6 million in 2015. The trend of lower net charge-offs is associated with lower levels of nonperforming loans that have been impacted with improvements in the economy and real estate prices.

We recorded ($1.7 million), and ($2.3 million) in net charge-offs (recoveries) of covered loans during 2016 and 2015, respectively.

Deposits

At December 31, 2017, deposits outstanding amounted to $4.41 billion, an increase of $1.46 billion from the $2.95 billion at December 31, 2016. During 2017, we acquired Carolina Bank with $585.4 million in deposits and Asheville Savings Bank with $679.1 million in deposits. We also experienced organic growth totaling $195.1 million in 2017, with the majority of our growth occurring in noninterest-bearing checking accounts. Our higher cost retail time deposits declined by $50.4 million in 2017. Total brokered deposits amounted to $239.7 million at December 31, 2017, which is a 75.6% increase from the $136.5 million outstanding a year earlier. The increased usage of brokered deposits was necessary because of organic loan growth that exceeded deposit growth. This imbalance of growth is largely associated with our recent growth and expansion into the larger markets of North Carolina – Charlotte, Greensboro and Raleigh. When initially entering markets such as these, our experience has been that we are able to capture loan market share faster than deposit market share.

At December 31, 2016, deposits outstanding amounted to $2.95 billion, an increase of $136 million from the $2.81 billion at December 31, 2015. Similar to 2017, during 2016 we experienced strong growth in our noninterest-bearing and interest-bearing checking accounts, and declines in our higher cost time deposits.

The nature of our deposit growth is illustrated in the table on page 52. The following table reflects the mix of our deposits at each of the past three year ends:

	2017	2016	2015
Noninterest-bearing checking accounts	27%	26%	23%
Interest-bearing checking accounts	20%	21%	22%
Money market deposits	22%	23%	23%
Savings deposits	10%	7%	7%
Brokered deposits	6%	5%	3%
Time deposits > $100,000 – retail	8%	10%	12%
Time deposits < $100,000 – retail	7%	8%	10%
Total deposits	100%	100%	100%

Our deposit mix has shifted over the past few years to a heavier concentration in transaction accounts and less concentration in time deposits. The percentages for retail time deposits have declined because of a combination of 1) customers shifting their matured time deposits into checking accounts because of a steadily shrinking gap between the interest rates that the two products pay and 2) because of satisfactory levels of liquidity and the availability of brokered deposits and borrowings, we chose not to match certain promotional time deposit interest rates being offered by local competitors.

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

Table 15 presents the average amounts of our deposits and the average yield paid for those deposits for the years ended December 31, 2017, 2016, and 2015.

As of December 31, 2017, we held approximately $593.1 million in time deposits of $100,000 or more. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2017. This table shows that 70% of our time deposits greater than $100,000 mature within one year.

At each of the past three year ends, we have no deposits issued through foreign offices, nor do we believe that we held any deposits by foreign depositors.

Borrowings

Our borrowings outstanding totaled $407.5 million at December 31, 2017, $271.4 million at December 31, 2016, and $186.4 million at December 31, 2015. In 2017, 2016 and 2015, we obtained net new borrowings of $87 million, $85 million and $70 million, respectively, from a low cost funding source to help support our loan growth experienced during the years. Also, during 2017, we acquired Carolina Bank and Asheville Savings Bank. Carolina Bank had $11.5 million in low-cost borrowings, with a fair value of $11.3 million at acquisition date, and $10.3 million in trust preferred security debt, with a fair value of $7.2 million at acquisition date. Asheville Savings Bank had $20.0 million in low-cost borrowings, with a fair value of $20.0 million at acquisition date.

Table 2 shows that average borrowings were $325.9 million in 2017, $209.7 million in 2016, and $149.8 million in 2015.

At December 31, 2017, the Company had three sources of readily available borrowing capacity – 1) an approximately $936 million line of credit with the FHLB, of which $354 million and $225 million was outstanding at December 31, 2017 and 2016, respectively, 2) a $35 million federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2017 or 2016, and 3) an approximately $109 million line of credit through the Federal Reserve Bank of Richmond’s (“FRB”) discount window, of which none was outstanding at December 31, 2017 or 2016.

Our line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio. For the year ended December 31, 2017, the average amount of FHLB borrowings outstanding was approximately $273.8 million with a weighted average interest rate for the year of 1.19%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2017 was $354 million. For the year ended December 31, 2016, the average amount of FHLB borrowings outstanding was approximately $163 million with a weighted average interest rate for the year of 0.75%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2016 was $225 million.

In addition to any outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, our borrowing capacity was further reduced by $198 million and $193 million at December 31, 2017 and 2016, respectively, as a result of our pledging letters of credit backed by the FHLB for public deposits at each of those dates.

Our correspondent bank relationship allows us to purchase up to $35 million in federal funds on an overnight, unsecured basis (federal funds purchased). We had no borrowings under this line at December 31, 2017 or 2016. There were no federal funds purchased outstanding at any month-end during 2017 or 2016.

We also have a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans). Based on the collateral that we owned as of December 31, 2017, the available line of credit was approximately $109 million. At December 31, 2017 and 2016, we had no borrowings outstanding under this line.

In addition to the lines of credit described above, we also had a total of $56.7 million in trust preferred security debt outstanding at December 31, 2017 and 2016. We have initiated three trust preferred security issuances since 2002 totaling $67.0 million, with one of those issuances for $20.6 million being redeemed in 2007. These borrowings each have 30 year final maturities and were structured in a manner that allows them to qualify as capital for regulatory capital adequacy requirements. We may call these debt securities at par on any quarterly interest payment date five years after their issue date. We issued $20.6 million of this debt on October 29, 2002 (which we called in 2007), an additional $20.6 million on December 19, 2003, and $25.8 million on April 13, 2006. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70% for the securities issued in 2003, and three-month LIBOR plus 1.39% for the securities issued in 2006.

In 2017, we assumed $10.3 million in trust preferred security debt in our acquisition of Carolina Bank. This borrowing has a 30 year final maturity and was structured in a manner that allows them to qualify for regulatory capital adequacy requirements. These debt securities are currently callable by the Company at par on any quarterly interest payment date. The interest rate on these debt securities adjusts on a quarterly basis of three-month LIBOR plus 2.00%.

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

As noted above, in addition to internally generated liquidity sources, at December 31, 2017, we had the ability to obtain borrowings from the following three sources – 1) an approximately $936 million line of credit with the FHLB, 2) a $35 million federal funds line with a correspondent bank, and 3) an approximately $109 million line of credit through the FRB’s discount window.

Our overall liquidity increased in 2017 compared to 2016. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings amounted to 19.8% at December 31, 2016 to 20.0% at December 31, 2017.

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

Table 18 reflects our contractual obligations and other commercial commitments outstanding as of December 31, 2017. Any of our $354 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in our condition or if our qualifying collateral is less than the amount required under the terms of the borrowing agreement.

In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. The following table presents a summary of our outstanding loan commitments as of December 31, 2017:

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$225	456	681
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	144	513	657
Total	$369	969	1,338

At December 31, 2017 and 2016, we also had $15.2 million and $12.7 million, respectively, in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is that of a guarantee made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral. Over the past two years, we have had to honor only a few standby letters of credit, none of which resulted in any loss to the Company. We expect any draws under existing commitments to be funded through normal operations.

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

Capital Resources and Shareholders’ Equity

Shareholders’ equity at December 31, 2017 amounted to $693.0 million compared to $368.1 million at December 31, 2016 and $342.2 million at December 31, 2015. The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decrease shareholders’ equity. Additionally, any stock issuances (redemptions) can significantly increase (decrease) shareholders’ equity.

In 2017, the most significant factors that impacted our equity were 1) the issuances of $284.2 million of common stock in connection with two bank acquisitions, which increased equity, 2) the $46.0 million net income reported for 2017, which increased equity, and 3) common stock dividends declared of $8.3 million, which reduced equity. With the acquisition of Carolina Bank in March 2017, we assumed a deferred compensation plan for certain members of Carolina Bank’s board of directors that is fully funded by underlying Company stock, which was valued at $7.7 million on the date of acquisition. Subsequent to the acquisition in 2017, approximately $4.1 million of the deferred compensation was paid to the plan participants. See the Consolidated Statements of Shareholders’ Equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.

In 2016, the most significant factors that impacted our equity were 1) the $27.5 million net income reported for 2016, which increased equity, 2) common stock dividends declared of $6.5 million, which reduced equity, and 3) issuances of $5.5 million of common stock in connection with two acquisitions, which increased equity.

Also, on December 22, 2016, we exchanged 728,706 shares of preferred stock for the same number of shares of our common stock, which resulted in $7.3 million in shareholders’ equity shifting from preferred stock to common stock, but did not affect our total amount of equity. At December 31, 2017 and 2016, we have no shares of preferred stock outstanding.

In 2015, the most significant factors that impacted our equity were 1) the $63.5 million redemption of our Series B Preferred Stock issued to the U.S. Treasury in 2011 under the Small Business Lending Fund, which reduced equity (see Note 19 to our consolidated financial statements), 2) the $27.0 million net income reported for 2015, which increased equity, and 3) common stock dividends declared of $6.3 million, which reduced equity. Another factor negatively impacting equity in 2015 was a $2.7 million decrease in accumulated other comprehensive income that was caused primarily by an increase in our pension liability. The increase in the pension liability was primarily due to underperformance of our pension plan assets during 2015.

In addition to shareholders’ equity, we have supplemented our capital in past years with trust preferred security debt issuances, which because of their structure qualify as regulatory capital. This was necessary in past years because our balance sheet growth outpaced the growth rate of our capital. Additionally, we have purchased several bank branches over the years that resulted in our recording intangible assets, which negatively impacted regulatory capital ratios. As discussed in “Borrowings” above, we currently have $56.7 million in trust preferred securities outstanding, all of which qualify as Tier I capital under both current and forthcoming regulatory standards.

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

Under the Basel III Capital Rules, the following were the initial minimum capital ratios applicable to the Company and the Bank as of January 1, 2015:

•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier I capital (that is, CET1 plus Additional Tier I capital) to risk-weighted assets;
•	8.0% total capital (that is, Tier I capital plus Tier II capital) to risk-weighted assets; and
•	4.0% Tier I leverage ratio (that is Tier I capital) to quarterly average total assets.

The Basel III Capital Rules include a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Thus, when fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain this additional capital conservation buffer of 2.5% of CET1, resulting in the following minimum capital ratios:

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

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank’s classification as “well capitalized.” The current specific guidelines are as follows:

•	CET1 Capital Ratio of at least 6.50%;
•	Tier I Capital Ratio of at least 8.00%;
•	Total Capital Ratio of at least 10.00%; and a
•	Leverage Ratio of at least 5.00%

If a bank falls below “well capitalized” status in any of these three ratios, it must ask for FDIC permission to originate or renew brokered deposits. The Bank’s regulatory ratios exceeded the threshold for “well-capitalized” status at December 31, 2017, 2016, and 2015 – see Note 16 to the consolidated financial statements for a table that presents the Bank’s regulatory ratios.

Table 21 presents our regulatory capital ratios as of December 31, 2017, 2016, and 2015. All of our capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

In this economic environment, our goal is to maintain our capital ratios at levels at least 200 basis points higher than the “well capitalized” thresholds set for banks. At December 31, 2017, our total risk-based capital ratio was 12.50% compared to the 10.00% “well capitalized” threshold.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE Ratio was 8.23% at December 31, 2017 compared to 8.16% at December 31, 2016.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivatives activities through December 31, 2017 and have no current plans to do so.

Return on Assets and Equity

Table 20 shows return on average assets (net income available to common shareholders divided by average total assets), return on average common equity (net income available to common shareholders divided by average common shareholders’ equity), dividend payout ratio (dividends per share divided by net income per common share) and shareholders’ equity to assets ratio (average total shareholders’ equity divided by average total assets) for each of the years in the three-year period ended December 31, 2017.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.03% (realized in 2016) to a high of 4.92% (realized in 2013). Up until the end of 2015, the prime rate of interest had remained at 3.25% since 2008. In response to Federal Reserve actions, the prime rate increased to 3.50% on December 17, 2015 and to 3.75% on December 15, 2016. In 2017, the Federal Reserve steadily increased the prime rate three additional times, up to 4.50% (the rate at December 31, 2017). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At December 31, 2017, approximately 78% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Table 17 sets forth our interest rate sensitivity analysis as of December 31, 2017, using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by this table, at December 31, 2017, we had $1.3 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2017 are deposits totaling $2.3 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

While there have been periods in the last few years that the yield curve has steepened somewhat, it currently remains relatively flat. This flat yield curve and the intense competition for high-quality loans in our market areas have limited our ability to charge higher rates on loans, and thus we continue to experience challenges to increasing our loan yields and net interest margin.

As it relates to deposits, the Federal Reserve made no changes to the short term interest rates it sets directly from 2008 until mid-December 2015, and since that time we have been able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as our average funding rate approached zero several years ago, meaningful further declines were not possible. Thus far, the five interest rate increases initiated by the Federal Reserve over the past two years have not resulted in significant competitive pressure to increase deposit rates, but we expect the competitive pressures to increase.

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to the acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans, which amounted to $7.1 million, $4.5 million, and $4.8 million in 2017, 2016, and 2015, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that are initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $26.9 million at December 31, 2017 compared to $12.7 million at December 31, 2016.

Based on our most recent interest rate modeling, which assumes two interest rate increases for 2018 (federal funds rate = 2.00%, prime = 5.00%), we project that our net interest margin for 2018 will remain fairly stable. We expect asset yields to increase, and we also expect that we will experience pressure to increase our deposit rates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk.”

Table 1 Selected Consolidated Financial Data

($ in thousands, except per share and nonfinancial data)	Year Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data
Interest income	$177,382	130,987	126,655	139,832	147,511
Interest expense	12,671	7,607	6,908	8,223	10,985
Net interest income	164,711	123,380	119,747	131,609	136,526
Provision (reversal) for loan losses	723	(23)	(780)	10,195	30,616
Net interest income after provision	163,988	123,403	120,527	121,414	105,910
Noninterest income	48,908	25,551	18,764	14,368	23,489
Noninterest expense	145,157	106,821	98,131	97,251	96,619
Income before income taxes	67,739	42,133	41,160	38,531	32,780
Income taxes	21,767	14,624	14,126	13,535	12,081
Net income	45,972	27,509	27,034	24,996	20,699
Preferred stock dividends	—	(175)	(603)	(868)	(895)
Net income available to common shareholders	45,972	27,334	26,431	24,128	19,804

Earnings per common share – basic	1.82	1.37	1.34	1.22	1.01
Earnings per common share – diluted	1.82	1.33	1.30	1.19	0.98

Per Share Data (Common)
Cash dividends declared – common	$0.32	0.32	0.32	0.32	0.32
Market Price
High	41.76	28.49	19.92	19.65	17.39
Low	26.47	17.15	15.00	15.55	11.98
Close	35.31	27.14	18.74	18.47	16.62
Stated book value – common	23.38	17.66	16.96	16.08	15.30
Tangible book value – common	14.69	13.85	13.56	12.63	11.81

Selected Balance Sheet Data (at year end)
Total assets	$5,547,037	3,614,862	3,362,065	3,218,383	3,185,070
Loans – non-covered	4,042,369	2,710,712	2,416,285	2,268,580	2,252,885
Loans – covered (1)	—	—	102,641	127,594	210,309
Total loans	4,042,369	2,710,712	2,518,926	2,396,174	2,463,194
Allowance for loan losses	23,298	23,781	28,583	40,626	48,505
Intangible assets	257,507	79,475	67,171	67,893	68,669
Deposits	4,406,955	2,947,353	2,811,285	2,695,906	2,751,019
Borrowings	407,543	271,394	186,394	116,394	46,394
Total shareholders’ equity	692,979	368,101	342,190	387,699	371,922

Selected Average Balances
Assets	$4,590,786	3,422,267	3,230,302	3,219,915	3,208,458
Loans	3,420,939	2,603,327	2,434,602	2,434,331	2,419,679
Earning assets	4,101,949	3,108,918	2,936,624	2,907,098	2,805,112
Deposits	3,696,730	2,827,513	2,687,381	2,723,758	2,779,032
Interest-bearing liabilities	3,025,401	2,324,823	2,218,246	2,294,330	2,380,747
Shareholders’ equity	533,205	360,715	376,287	383,055	362,770

Ratios
Return on average assets	1.00%	0.80%	0.82%	0.75%	0.62%
Return on average common equity	8.62%	7.73%	8.04%	7.73%	6.78%
Net interest margin (taxable-equivalent basis)	4.08%	4.03%	4.13%	4.58%	4.92%
Tangible common equity to tangible assets	8.23%	8.16%	8.13%	7.90%	7.46%
Loans to deposits at year end	91.73%	91.97%	89.60%	88.88%	89.54%
Allowance for loan losses to total loans	0.58%	0.88%	1.13%	1.70%	1.97%
Allowance for loan losses to total loans – non-covered (1)	0.58%	0.88%	1.11%	1.69%	1.96%
Nonperforming assets to total assets at year end	0.96%	1.64%	2.66%	3.54%	4.79%
Nonperforming assets to total assets – non-covered (1)	0.96%	1.64%	2.37%	3.09%	2.78%
Net charge-offs to average total loans	0.04%	0.14%	0.46%	0.74%	1.18%

Nonfinancial Data – number of branches	104	88	88	87	96
Nonfinancial Data – number of employees (FTEs)	1,140	834	812	798	855

(1)	Effective September 22, 2016, all FDIC loss share agreements were terminated, and accordingly, assets previously covered under those agreements became non-covered on that date.

Table 2 Average Balances and Net Interest Income Analysis

	Year Ended December 31,
	2017			2016			2015
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$3,420,939	4.79%	$163,738	$2,603,327	4.66%	$121,322	$2,434,602	4.84%	$117,872
Taxable securities	302,892	2.74%	8,310	298,083	2.36%	7,034	296,181	2.13%	6,296
Non-taxable securities (3)	56,065	7.61%	4,267	49,986	7.61%	3,802	52,449	6.60%	3,463
Short-term investments, primarily overnight funds	322,053	1.14%	3,657	157,522	0.56%	883	153,392	0.43%	658
Total interest- earning assets	4,101,949	4.39%	179,972	3,108,918	4.28%	133,041	2,936,624	4.37%	128,289
Cash and due from banks	79,025			59,835			61,212
Bank premises and equipment, net	98,216			76,418			75,452
Other assets	311,596			177,096			157,014
Total assets	$4,590,786			$3,422,267			$3,230,302

Liabilities and Equity
Interest-bearing checking accounts	$722,286	0.07%	$477	$583,786	0.06%	$360	$568,329	0.06%	$335
Money market accounts	825,015	0.19%	1,569	657,211	0.18%	1,160	582,407	0.13%	765
Savings accounts	385,967	0.19%	715	200,093	0.05%	100	184,821	0.05%	92
Time deposits >$100,000	504,349	0.79%	4,005	405,220	0.65%	2,654	410,692	0.70%	2,856
Other time deposits	261,910	0.30%	778	268,854	0.33%	896	322,205	0.39%	1,271
Total interest-bearing deposits	2,699,527	0.28%	7,544	2,115,164	0.24%	5,170	2,068,454	0.26%	5,319
Borrowings	325,874	1.57%	5,127	209,659	1.16%	2,437	149,792	1.06%	1,589
Total interest- bearing liabilities	3,025,401	0.42%	12,671	2,324,823	0.33%	7,607	2,218,246	0.31%	6,908
Noninterest-bearing checking accounts	997,203			712,349			618,927
Other liabilities	34,977			24,380			16,842
Shareholders’ equity	533,205			360,715			376,287
Total liabilities and shareholders’ equity	$4,590,786			$3,422,267			$3,230,302
Net yield on interest- earning assets and net interest income		4.08%	$167,301		4.03%	$125,434		4.13%	$121,381
Interest rate spread		3.97%			3.95%			4.06%

Average prime rate		4.10%			3.51%			3.26%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees (costs) in the amounts of $536, ($457), and ($39) for 2017, 2016, and 2015, respectively.
(2)	Includes accretion of discount on covered loans of $7,076, $4,451, and $4,751 in 2017, 2016, and 2015, respectively.
(3)	Includes tax-equivalent adjustments of $2,590, $2,054, and $1,634 in 2017, 2016, and 2015, respectively, to reflect the federal and state tax benefit of the tax-exempt securities (using a 37.6% combined tax rate), reduced by the related nondeductible portion of interest expense.

Table 3 Volume and Rate Variance Analysis

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income (tax-equivalent):
Loans	$38,618	3,798	42,416	8,016	(4,566)	3,450
Taxable securities	123	1,153	1,276	43	695	738
Non-taxable securities	463	2	465	(175)	514	339
Short-term investments, primarily overnight funds	1,395	1,379	2,774	20	205	225
Total interest income	40,599	6,332	46,931	7,904	(3,152)	4,752

Interest expense:
Interest-bearing checking accounts	88	29	117	9	16	25
Money market accounts	308	101	409	115	280	395
Savings accounts	219	396	615	8	—	8
Time deposits >$100,000	718	633	1,351	(37)	(165)	(202)
Other time deposits	(22)	(96)	(118)	(194)	(181)	(375)
Total interest-bearing deposits	1,311	1,063	2,374	(99)	(50)	(149)
Borrowings	1,590	1,100	2,690	665	183	848
Total interest expense	2,901	2,163	5,064	566	133	699

Net interest income (tax-equivalent)	$37,698	4,169	41,867	7,338	(3,285)	4,053

Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4 Noninterest Income

	Year Ended December 31,
($ in thousands)	2017	2016	2015

Service charges on deposit accounts	$11,862	10,571	11,648
Other service charges, commissions, and fees	14,610	11,913	10,906
Fees from presold mortgages	5,695	2,033	2,532
Commissions from sales of insurance and financial products	5,300	3,790	2,580
SBA consulting fees	4,024	3,199	—
SBA loan sale gains	5,479	1,433	—
Bank owned life insurance income	2,321	2,052	1,665
Total core noninterest income	49,291	34,991	29,331
Foreclosed property gains (losses), net – non-covered	(531)	(1,495)	(2,504)
Foreclosed property gains (losses), net – covered	—	870	1,018
FDIC Indemnification asset income (expense), net	—	(10,255)	(8,615)
Securities gains (losses), net	(235)	3	(1)
Gain on branch sale	—	1,466	—
Other gains (losses), net	383	(29)	(465)
Total	$48,908	25,551	18,764

Table 5 Noninterest Expenses

	Year Ended December 31,
($ in thousands)	2017	2016	2015

Salaries	$66,786	51,252	47,660
Employee benefits	14,389	10,812	9,134
Total personnel expense	81,175	62,064	56,794
Occupancy expense	9,661	7,838	7,358
Equipment related expenses	4,480	3,608	3,749
Merger and acquisition expenses	8,073	1,431	—
Amortization of intangible assets	4,240	1,211	722
Telephone and data lines	2,470	2,311	2,133
Outside consultants	2,511	1,700	1,677
Stationery and supplies	2,399	2,066	2,039
Data processing expense	2,910	2,010	1,935
FDIC insurance expense	2,350	2,009	2,394
Marketing expense	2,549	1,999	1,674
Repossession and collection expenses	1,736	1,934	2,113
Software license expense	1,969	1,604	1,710
Legal and audit	1,497	1,408	1,689
Non-credit losses	887	1,164	360
Other operating expenses	16,250	12,464	11,784
Total	$145,157	106,821	98,131

Table 6 Income Taxes

($ in thousands)	2017	2016	2015

Current - Federal	$11,286	12,827	9,149
- State	1,996	1,679	1,436
Deferred - Federal	7,742	16	3,205
- State	743	102	336
Total tax expense	$21,767	14,624	14,126

Effective tax rate	32.1%	34.7%	34.3%

Table 7 Distribution of Assets and Liabilities

	As of December 31,
	2017	2016	2015
Assets
Interest-earning assets
Net loans	73%	74%	74%
Securities available for sale	6	6	5
Securities held to maturity	2	4	5
Short-term investments	7	6	7
Total interest-earning assets	88	90	91

Noninterest-earning assets
Cash and due from banks	2	2	2
Premises and equipment	2	2	2
FDIC indemnification asset	—	—	—
Intangible assets	5	2	2
Foreclosed real estate	—	—	—
Bank-owned life insurance	2	2	2
Other assets	1	2	1
Total assets	100%	100%	100%

Liabilities and shareholders’ equity
Noninterest-bearing checking accounts	22%	21%	20%
Interest-bearing checking accounts	16	17	19
Money market accounts	18	19	19
Savings accounts	8	6	5
Time deposits of $100,000 or more	11	12	12
Other time deposits	5	7	9
Total deposits	80	82	84
Borrowings	7	7	5
Accrued expenses and other liabilities	1	1	1
Total liabilities	88	90	90

Shareholders’ equity	12	10	10
Total liabilities and shareholders’ equity	100%	100%	100%

Table 8 Securities Portfolio Composition

	As of December 31,
($ in thousands)	2017	2016	2015
Securities available for sale:
Government-sponsored enterprise securities	$13,867	17,490	18,972
Mortgage-backed securities	295,213	148,065	121,553
Corporate bonds	34,190	33,600	24,946
Equity securities	—	174	143
Total securities available for sale	343,270	199,329	165,614

Securities held to maturity:
Mortgage-backed securities	63,829	80,585	102,509
State and local governments	54,674	49,128	52,101
Total securities held to maturity	118,503	129,713	154,610

Total securities	$461,773	329,042	320,224

Average total securities during year	$358,957	348,069	348,630

Table 9 Securities Portfolio Maturity Schedule

	As of December 31,
	2017
($ in thousands)	Book Value	Fair Value	Book Yield (1)
Securities available for sale:

Government-sponsored enterprise securities
Due after one but within five years	$14,000	13,867	2.15%
Total	14,000	13,867	2.15%

Mortgage-backed securities (2)
Due within one year	5	5	3.83%
Due after one but within five years	99,169	98,283	2.23%
Due after five but within ten years	183,080	181,576	2.65%
Due after ten years	15,436	15,349	2.89%
Total	297,690	295,213	2.52%

Corporate debt securities
Due after one but within five years	1,007	1,038	3.88%
Due after five but within ten years	27,785	28,042	3.44%
Due after ten years	5,000	5,110	5.57%
Total	33,792	34,190	3.77%

Total securities available for sale
Due within one year	5	5	3.83%
Due after one but within five years	114,176	113,188	2.23%
Due after five but within ten years	210,865	209,618	2.75%
Due after ten years	20,436	20,459	3.55%
Total	$345,482	343,270	2.63%

Securities held to maturity:

Mortgage-backed securities (2)
Due after one but within five years	$57,485	56,798	1.99%
Due after five but within ten years	6,344	6,294	2.50%
Total	63,829	63,092	2.04%

State and local governments
Due within one year	2,257	2,258	3.30%
Due after one but within five years	23,285	23,795	4.22%
Due after five but within ten years	23,502	24,219	4.36%
Due after ten years	5,630	5,634	2.61%
Total securities held to maturity	54,674	55,906	4.08%

Total securities held to maturity
Due within one year	2,257	2,258	3.30%
Due after one but within five years	80,770	80,593	2.63%
Due after five but within ten years	29,846	30,513	3.96%
Due after ten years	5,630	5,634	2.61%
Total	$118,503	118,998	2.98%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 36.7% tax rate.
(2)	Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.

Table 10 Loan Portfolio Composition

	As of December 31,
	2017		2016		2015		2014		2013
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$381,130	10%	$261,813	9%	$202,671	8%	$160,878	7%	$168,469	7%
Real estate – construction, land development & other land loans	539,020	13%	354,667	13%	308,969	12%	288,148	12%	305,246	12%
Real estate – mortgage – residential (1-4 family) first mortgages	972,772	24%	750,679	28%	768,559	31%	789,871	33%	838,862	34%
Real estate – mortgage – home equity loans / lines of credit	379,978	9%	239,105	9%	232,601	9%	223,500	9%	227,907	9%
Real estate – mortgage – commercial and other	1,696,107	42%	1,049,460	39%	957,587	38%	882,127	37%	855,249	35%
Installment loans to individuals	74,348	2%	55,037	2%	47,666	2%	50,704	2%	66,533	3%
Loans, gross	4,043,355	100%	2,710,761	100%	2,518,053	100%	2,395,228	100%	2,462,266	100%
Unamortized net deferred loan costs (fees)	(986)		(49)		873		946		928
Total loans	$4,042,369		$2,710,712		$2,518,926		$2,396,174		$2,463,194

Table 11 Loan Maturities

	As of December 31, 2017
	Due within one year		Due after one year but within five years		Due after five years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$73,986	5.16%	$40,711	4.87%	$24,838	4.55%	$139,535	4.97%
Real estate – construction only	93,609	5.28%	70,328	4.43%	38,939	3.81%	202,876	4.70%
Real estate – all other mortgage	117,003	5.22%	193,909	4.88%	468,781	4.25%	779,693	4.55%
Real estate – home equity loans/ line of credit	6,225	4.91%	67,842	4.84%	292,007	4.53%	366,074	4.59%
Consumer, primarily installment loans to individuals	2,481	5.87%	26,366	8.94%	4,613	6.29%	33,460	8.35%
Total at variable rates	293,304	5.22%	399,156	5.06%	829,178	4.35%	1,521,638	4.70%

Fixed Rate Loans:
Commercial, financial, and agricultural	33,077	5.91%	114,038	4.36%	91,550	3.02%	238,665	4.06%
Real estate – construction only	72,582	3.97%	45,575	4.53%	65,057	4.17%	183,214	4.18%
Real estate – all other mortgage	198,749	5.03%	1,058,772	4.55%	777,038	4.21%	2,034,559	4.47%
Consumer, primarily installment loans to individuals	4,345	6.38%	30,909	4.70%	8,071	9.80%	43,325	5.82%
Total at fixed rates	308,753	4.89%	1,249,294	4.54%	941,716	4.14%	2,499,763	4.43%

Subtotal	602,057	5.05%	1,648,450	4.67%	1,770,894	4.24%	4,021,401	4.53%
Nonaccrual loans	20,968		—		—		20,968
Total loans	$623,025		$1,648,450		$1,770,894		$4,042,369

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Table 12 Nonperforming Assets

	As of December 31,
($ in thousands)	2017	2016	2015	2014	2013

Non-covered nonperforming assets (1)
Nonaccrual loans	$20,968	27,468	39,994	50,066	41,938
Restructured loans - accruing	19,834	22,138	28,011	35,493	27,776
Accruing loans >90 days past due	—	—	—	—	—
Total non-covered nonperforming loans	40,802	49,606	68,005	85,559	69,714
Foreclosed real estate	12,571	9,532	9,188	9,771	12,251
Total non-covered nonperforming assets	$53,373	59,138	77,193	95,330	81,965

Purchased credit impaired loans not included above (2)	$23,165	—	—	—	—

Covered nonperforming assets (1)
Nonaccrual loans	$—	—	7,816	10,508	37,217
Restructured loans – accruing	—	—	3,478	5,823	8,909
Accruing loans >90 days past due	—	—	—	—	—
Total covered nonperforming loans	—	—	11,294	16,331	46,126
Foreclosed real estate	—	—	806	2,350	24,497
Total covered nonperforming assets	$—	—	12,100	18,681	70,623

Total nonperforming assets	$53,373	59,138	89,293	114,011	152,588

Asset Quality Ratios – All Assets
Nonperforming loans to total loans	1.01%	1.83%	3.15%	4.25%	4.70%
Nonperforming assets to total loans and foreclosed real estate	1.32%	2.17%	3.53%	4.73%	6.10%
Nonperforming assets to total assets	0.96%	1.64%	2.66%	3.54%	4.79%

Asset Quality Ratios – Based on Non-covered Assets only
Non-covered nonperforming loans to non-covered Loans	1.01%	1.83%	2.81%	3.77%	3.09%
Non-covered nonperforming assets to non-covered loans and non-covered foreclosed real estate	1.32%	2.17%	3.18%	4.18%	3.62%
Non-covered nonperforming assets to total non-covered assets	0.96%	1.64%	2.37%	3.09%	2.78%

(1)	Covered nonperforming assets consisted of assets that were included in loss share agreements with the FDIC. In 2014, approximately $9.7 million of nonaccrual loans, $2.1 million accruing restructured loans and $3.0 million of foreclosed real estate were transferred from covered to non-covered status upon a scheduled expiration of a FDIC loss-share agreement. In 2016, approximately $7.0 million of nonaccrual loans and $1.6 million of foreclosed real estate were transferred from covered to non-covered status upon expirations/terminations of FDIC loss-share agreements.
(2)	In the March 3, 2017 acquisition of Carolina Bank and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in purchased credit impaired loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts.

Table 12a Nonperforming Assets by Geographical Region

	As of December 31, 2017
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$10,800	812,000	1.3%
Triangle Region (NC)	10,813	840,000	1.3%
Triad Region (NC)	8,053	919,000	0.9%
Charlotte Region (NC)	1,177	265,000	0.4%
Southern Piedmont Region (NC)	6,765	285,000	2.4%
Western Region (NC)	243	696,000	0.0%
South Carolina Region	2,455	135,000	1.8%
Former Virginia Region	472	2,000	23.6%
Other	24	88,000	0.0%
Total nonaccrual loans and troubled debt restructurings	$40,802	4,042,000	1.0%

Foreclosed Real Estate (1)
Eastern Region (NC)	$404
Triangle Region (NC)	1,798
Triad Region (NC)	2,211
Charlotte Region (NC)	275
Southern Piedmont Region (NC)	865
Western Region (NC)	4,480
South Carolina Region	559
Former Virginia Region	1,979
Other	—
Total foreclosed real estate	$12,571

_____________________________

(1)	The counties comprising each region are as follows:

Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Pitt, Onslow, Carteret

Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake

Triad North Carolina Region - Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly, Forsyth, Alamance

Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland

Western North Carolina Region – Buncombe, Henderson, Madison, McDowell, Transylvania

South Carolina Region - Chesterfield, Dillon, Florence

Former Virginia Region - Wythe, Washington, Montgomery, Roanoke

Charlotte North Carolina Region - Iredell, Cabarrus, Rowan, Mecklenburg

Other includes loans originated on a national basis through the Company’s SBA Lending Division

Table 13 Allocation of the Allowance for Loan Losses

	As of December 31,
($ in thousands)	2017	2016	2015	2014	2013

Commercial, financial, and agricultural	$3,111	3,829	4,764	6,911	10,013
Real estate – construction, land development	2,816	2,691	3,790	8,520	11,373
Real estate – residential, commercial, home equity, multifamily	14,449	15,222	18,282	23,103	24,928
Installment loans to individuals	950	1,145	1,051	1,916	2,343
Total allocated	21,326	22,887	27,887	40,450	48,657
Unallocated	1,972	894	696	176	(152)
Total	$23,298	23,781	28,583	40,626	48,505

Allowance for loan losses related to covered loans included above (1)	$—	—	1,799	2,281	4,242

(1)	During 2016, all FDIC loss share agreements were terminated, and accordingly, there were no covered loans at December 31, 2017 and 2016.

Table 14 Loan Loss and Recovery Experience

As of December 31,
($ in thousands)	2017	2016	2015	2014	2013

Loans outstanding at end of year	$4,042,369	2,710,712	2,518,926	2,396,174	2,463,194
Average amount of loans outstanding	$3,420,939	2,603,327	2,434,602	2,434,331	2,419,679

Allowance for loan losses, at beginning of year	$23,781	28,583	40,626	48,505	46,402
Provision for loan losses – non-covered	723	2,109	2,008	7,087	18,266
Provision (reversal) for loan losses - covered	—	(2,132)	(2,788)	3,108	12,350
Total provision (reversal) for loan losses	723	(23)	(780)	10,195	30,616
24,504	28,560	39,846	58,700	77,018
Loans charged off:
Commercial, financial, and agricultural	(1,622)	(2,033)	(3,039)	(5,179)	(4,667)
Real estate – construction, land development & other land loans	(589)	(1,101)	(3,616)	(6,071)	(10,582)
Real estate – mortgage – residential (1-4 family) first mortgages	(2,641)	(3,894)	(5,145)	(4,050)	(4,764)
Real estate – mortgage – home equity loans / lines of credit	(978)	(1,010)	(1,117)	(1,607)	(3,143)
Real estate – mortgage – commercial and other	(1,182)	(1,088)	(3,103)	(4,405)	(7,027)
Installment loans to individuals	(799)	(1,288)	(2,411)	(1,924)	(2,253)
Total charge-offs	(7,811)	(10,414)	(18,431)	(23,236)	(32,436)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	1,311	817	934	149	198
Real estate – construction, land development & other land loans	2,579	2,690	3,599	3,363	777
Real estate – mortgage – residential (1-4 family) first mortgages	1,076	1,207	678	646	595
Real estate – mortgage – home equity loans / lines of credit	333	279	143	100	199
Real estate – mortgage – commercial and other	1,027	1,286	1,390	446	1,531
Installment loans to individuals	279	406	424	458	623
Total recoveries	6,605	6,685	7,168	5,162	3,923
Net charge-offs	(1,206)	(3,729)	(11,263)	(18,074)	(28,513)
Allowance removed related to sold loans	—	(1,050)	—	—	—
Allowance for loan losses, at end of year	$23,298	23,781	28,583	40,626	48,505

Covered net recoveries (charge-offs) included above (1)	$—	1,714	2,306	(3,332)	(12,867)

Ratios:
Net charge-offs as a percent of average loans	0.04%	0.14%	0.46%	0.74%	1.18%
Allowance for loan losses as a percent of loans at end of year	0.58%	0.88%	1.13%	1.70%	1.97%
Allowance for loan losses as a multiple of net charge-offs	19.32	x	6.38	x	2.54	x	2.25	x	1.70	x
Provision (reversal) for loan losses as a percent of net charge-offs	59.95%	-0.62%	-6.93%	56.41%	107.38%
Recoveries of loans previously charged-off as a percent of loans charged-off	84.56%	64.19%	38.89%	22.22%	12.09%

(1)	On September 22, 2016, all FDIC loss-share agreements were terminated, and accordingly, assets previously covered under those agreements became non-covered on that date.

Table 15 Average Deposits

	Year Ended December 31,
	2017		2016		2015
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Interest-bearing checking accounts	$722,286	0.07%	$583,786	0.06%	$568,329	0.06%
Money market accounts	825,015	0.19%	657,211	0.18%	582,407	0.13%
Savings accounts	385,967	0.19%	200,093	0.05%	184,821	0.05%
Time deposits >$100,000	504,349	0.79%	405,220	0.65%	410,692	0.70%
Other time deposits	261,910	0.30%	268,854	0.33%	322,205	0.39%
Total interest-bearing deposits	2,699,527	0.28%	2,115,164	0.24%	2,068,454	0.26%
Noninterest-bearing checking accounts	997,203	—	712,349	—	618,927	—
Total deposits	$3,696,730	0.20%	$2,827,513	0.18%	$2,687,381	0.20%

Table 16 Maturities of Time Deposits of $100,000 or More

	As of December 31, 2017
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Time deposits of $100,000 or more	$130,326	106,675	180,891	175,231	593,123

Table 17 Interest Rate Sensitivity Analysis

	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2017
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total

Earning assets:
Loans (1)	$1,300,837	280,500	1,581,337	2,461,032	4,042,369
Securities available for sale (2)	26,357	34,242	60,599	282,671	343,270
Securities held to maturity (2)	9,728	13,781	23,509	94,994	118,503
Short-term investments	375,189	—	375,189	—	375,189
Total earning assets	$1,712,111	328,523	2,040,634	2,838,697	4,879,331

Percent of total earning assets	35.09%	6.73%	41.82%	58.18%	100.00%
Cumulative percent of total earning assets	35.09%	41.82%	41.82%	100.00%	100.00%

Interest-bearing liabilities:
Interest-bearing checking accounts	$884,254	—	884,254	—	884,254
Money market accounts	984,945	—	984,945	—	984,945
Savings accounts	454,860	—	454,860	—	454,860
Time deposits of $100,000 or more	130,326	287,566	417,892	175,231	593,123
Other time deposits	82,033	139,017	221,050	72,562	293,612
Borrowings	259,704	100,000	359,704	47,839	407,543
Total interest-bearing liabilities	$2,796,122	526,583	3,322,705	295,632	3,618,337

Percent of total interest-bearing liabilities	77.28%	14.55%	91.83%	8.17%	100.00%
Cumulative percent of total interest- bearing liabilities	77.28%	91.83%	91.83%	100.00%	100.00%

Interest sensitivity gap	$(1,084,011)	(198,060)	(1,282,071)	2,543,065	1,260,994
Cumulative interest sensitivity gap	(1,084,011)	(1,282,071)	(1,282,071)	1,260,994	1,260,994
Cumulative interest sensitivity gap as a percent of total earning assets	(22.22%)	(26.28%)	(26.28%)	25.84%	25.84%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	61.23%	61.41%	61.41%	134.85%	134.85%

____________________________________

(1)	The three months or less category for loans includes $249,372 in adjustable rate loans that have reached their contractual rate floors. Thus, the interest rates on these loans will not decrease any further. For the majority of these loans, it will take an increase in prime rate of at least 100 basis points before the loans will reprice higher.
(2)	Securities available for sale include government-sponsored enterprise securities, mortgage-backed securities, and corporate bonds. Securities held to maturity include mortgage-backed securities and state and local government securities. For fixed rate mortgage-backed securities, the principal is assumed to reprice equally over the average life of the underlying security. All other fixed rate securities are assumed to reprice based on maturity date or call date. Variable rate securities are included in the period in which they are subject to reprice.

Table 18 Contractual Obligations and Other Commercial Commitments

	Payments Due by Period ($ in thousands)
Contractual Obligations As of December 31, 2017	Total	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$407,543	303,000	40,000	—	64,543
Operating leases	10,530	1,692	2,706	1,742	4,390
Total contractual cash obligations, excluding deposits	418,073	304,692	42,706	1,742	68,933

Deposits	4,406,955	4,159,162	192,088	51,399	4,306
Total contractual cash obligations, including deposits	$4,825,028	4,463,854	234,794	53,141	73,239

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments As of December 31, 2017	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit cards	$103,431	51,716	51,715	—	—
Lines of credit and loan commitments	1,234,841	445,790	190,623	218,844	379,584
Standby letters of credit	15,226	14,221	1,005	—	—
Total commercial commitments	$1,353,498	511,727	243,343	218,844	379,584

Table 19 Market Risk Sensitive Instruments

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2017 Occurring in Indicated Year
($ in thousands)	2018	2019	2020	2021	2022	Beyond	Total	Average Interest Rate	Estimated Fair Value

Due from banks, interest-bearing	$375,189	—	—	—	—	—	375,189	1.50%	$375,189
Presold mortgages in process of settlement	12,459	—	—	—	—	—	12,459	4.10%	12,459
Debt Securities - at amortized cost (1) (2)	72,503	88,911	85,554	71,331	56,633	89,053	463,985	2.73%	462,268
Loans – fixed (3) (4)	308,753	212,288	257,424	342,173	437,410	941,715	2,499,763	4.43%	2,502,689
Loans – adjustable (3) (4)	293,304	105,067	97,039	106,480	90,570	829,178	1,521,638	4.70%	1,510,192
Total	$1,062,208	406,266	440,017	519,984	584,613	1,859,946	4,873,034	4.13%	$4,862,797

Interest-bearing checking accounts	$884,254	—	—	—	—	—	884,254	0.06%	$884,254
Money market accounts	984,945	—	—	—	—	—	984,945	0.21%	984,945
Savings accounts	454,860	—	—	—	—	—	454,860	0.20%	454,860
Time deposits	638,942	146,363	45,725	27,710	23,689	4,306	886,735	0.78%	881,537
Borrowings – fixed	303,000	—	40,000	—	—	10,785	353,785	1.43%	352,995
Borrowings – adjustable	—	—	—	—	—	53,758	53,758	3.45%	44,908
Total	$3,266,001	146,363	85,725	27,710	23,689	68,849	3,618,337	0.48%	$3,603,499

______________________

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 37.6% tax rate.
(2)	Securities with call dates within 12 months of December 31, 2017 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)	Excludes nonaccrual loans.
(4)	Loans are shown in the period of their contractual maturity.

Table 20 Return on Assets and Common Equity

	For the Year Ended December 31,
	2017	2016	2015

Return on average assets	1.00%	0.80%	0.82%
Return on average common equity	8.62%	7.73%	8.04%
Dividend payout ratio – common shares	17.58%	23.36%	23.88%
Average shareholders’ equity to average assets	11.61%	10.54%	11.65%

Table 21 Risk-Based and Leverage Capital Ratios

	As of December 31,
($ in thousands)	2017	2016	2015
Risk-Based and Leverage Capital
Common Equity Tier I capital:
Shareholders’ equity	$692,979	368,101	342,190
Preferred stock	̶	̶	(7,287)
Intangible assets, net of deferred tax liability	(240,299)	(64,496)	(55,687)
Accumulated other comprehensive income adjustments	4,146	5,107	3,550
Total Common Equity Tier I capital	456,826	308,712	282,766

Tier I capital:
Preferred stock	̶	̶	7,287
Trust preferred securities eligible for Tier I capital treatment	52,054	45,000	45,000
Deductions from Tier I capital	(89)	(349)	—
Total Tier I leverage capital	508,791	353,363	335,053

Tier II capital:
Allowable allowance for loan losses	23,298	23,781	28,583
Other Tier II capital	818	703	489
Tier II capital additions	24,116	24,484	29,072
Total capital	$532,907	377,847	364,125

Total risk weighted assets	$4,262,941	2,828,118	2,519,193

Adjusted fourth quarter average assets	5,554,545	3,539,363	3,227,166

Risk-based capital ratios:
Common equity Tier I capital to Tier I risk adjusted assets	10.72%	10.92%	11.22%
Minimum required under Basel III	5.75%	5.125%	4.50%
Fully phased-in minimum under Basel III	7.00%	7.00%	7.00%

Tier I capital to Tier I risk adjusted assets	11.94%	12.49%	13.30%
Minimum required under Basel III	7.25%	6.625%	6.00%
Fully phased-in minimum under Basel III	8.50%	8.50%	8.50%

Total risk-based capital to Tier II risk-adjusted assets	12.50%	13.36%	14.45%
Minimum required under Basel III	9.25%	8.625%	8.00%
Fully phased-in minimum under Basel III	10.50%	10.50%	10.50%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	9.58%	10.17%	10.38%
Minimum required under Basel III	4.00%	4.00%	4.00%
Fully phased-in minimum under Basel III	4.00%	4.00%	4.00%

Table 22 Quarterly Financial Summary (Unaudited)

	2017				2016
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest income, taxable equivalent	$53,686	45,713	43,520	37,053	33,834	32,789	33,896	32,522
Interest expense	4,216	3,372	2,911	2,172	1,997	1,901	1,841	1,868
Net interest income, taxable equivalent	49,470	42,341	40,609	34,881	31,837	30,888	32,055	30,654
Taxable equivalent, adjustment	610	702	693	585	544	534	517	459
Net interest income	48,860	41,639	39,916	34,296	31,293	30,354	31,538	30,195
Provision (reversal) for loan losses	̶	̶	̶	723	̶	̶	(281)	258
Net interest income after provision for losses	48,860	41,639	39,916	33,573	31,293	30,354	31,819	29,937
Noninterest income	14,862	12,362	11,875	9,809	9,473	5,157	5,919	5,002
Noninterest expense	43,617	34,384	35,084	32,072	28,183	27,718	26,147	24,773
Income before income taxes	20,105	19,617	16,707	11,310	12,583	7,793	11,591	10,166
Income taxes	5,928	6,531	5,553	3,755	4,228	3,115	3,952	3,329
Net income	14,177	13,086	11,154	7,555	8,355	4,678	7,639	6,837
Preferred stock dividends	̶	̶	̶	̶	̶	(58)	(59)	(58)
Net income available to common shareholders	14,177	13,086	11,154	7,555	8,355	4,620	7,580	6,779

Per Common Share Data
Earnings per common share – basic	$0.48	0.53	0.45	0.34	0.41	0.23	0.38	0.34
Earnings per common share – diluted	0.48	0.53	0.45	0.34	0.40	0.23	0.37	0.33
Cash dividends declared	0.08	0.08	0.08	0.08	0.08	0.08	0.08	0.08
Market Price
High	41.76	34.85	32.27	31.31	28.49	20.33	21.94	19.59
Low	34.08	29.73	27.50	26.47	19.18	17.42	17.15	17.83
Close	35.31	34.41	31.26	29.29	27.14	19.79	17.58	18.85
Stated book value - common	23.38	20.73	20.29	19.85	17.66	17.78	17.64	17.24
Tangible book value - common	14.69	14.25	14.16	13.53	13.85	13.80	13.80	13.75

Selected Average Balances
Assets	$5,554,545	4,514,409	4,448,404	3,856,589	3,539,363	3,443,737	3,373,476	3,332,492
Loans	4,048,224	3,404,862	3,327,391	2,903,279	2,683,493	2,635,707	2,565,791	2,528,317
Earning assets	4,899,421	4,040,257	3,989,593	3,478,525	3,214,719	3,127,219	3,064,959	3,028,775
Deposits	4,390,879	3,632,319	3,610,944	3,152,778	2,905,501	2,823,255	2,805,905	2,775,391
Interest-bearing liabilities	3,618,312	2,958,134	2,944,208	2,580,950	2,380,614	2,319,008	2,296,225	2,303,445
Shareholders’ equity	699,558	520,432	496,791	426,842	369,037	365,753	358,586	349,484

Return on average assets	1.01%	1.15%	1.01%	0.79%	0.94%	0.53%	0.90%	0.82%
Return on average common equity	8.04%	9.98%	9.01%	7.18%	9.17%	5.13%	8.68%	7.97%
Equity to assets at end of period	12.49%	11.16%	11.06%	11.02%	10.18%	10.32%	10.43%	10.34%
Tangible equity to tangible assets at end of period	8.23%	7.95%	7.98%	7.79%	8.16%	8.24%	8.39%	8.46%
Tangible common equity to tangible assets at end of period	8.23%	7.95%	7.98%	7.79%	8.16%	8.03%	8.18%	8.24%
Average loans to average deposits	92.20%	93.74%	92.15%	92.09%	92.36%	93.36%	91.44%	91.10%
Average earning assets to interest-bearing liabilities	135.41%	136.58%	135.51%	134.78%	135.04%	134.85%	133.48%	131.49%
Net interest margin	4.01%	4.16%	4.08%	4.07%	3.94%	3.93%	4.21%	4.07%
Allowance for loan losses to gross loans	0.58%	0.72%	0.71%	0.72%	0.88%	0.93%	1.00%	1.05%
Nonperforming loans as a percent of total loans	1.01%	1.27%	1.30%	1.44%	1.83%	2.27%	2.59%	2.83%
Nonperforming assets as a percent of total assets	0.96%	1.16%	1.21%	1.35%	1.64%	1.98%	2.25%	2.43%
Net charge-offs (recoveries) as a percent of average total loans	0.13%	-0.07%	-0.06%	0.13%	0.12%	0.06%	0.05%	0.35%

Item 8. Financial Statements and Supplementary Data

First Bancorp and Subsidiaries

Consolidated Balance Sheets
December 31, 2017 and 2016

($ in thousands)	2017	2016
Assets
Cash and due from banks, noninterest-bearing	$114,301	71,645
Due from banks, interest-bearing	375,189	234,348
Total cash and cash equivalents	489,490	305,993

Securities available for sale	343,270	199,329
Securities held to maturity (fair values of $118,998 in 2017 and $130,195 in 2016)	118,503	129,713

Presold mortgages in process of settlement	12,459	2,116

Loans	4,042,369	2,710,712
Allowance for loan losses	(23,298)	(23,781)
Net loans	4,019,071	2,686,931

Premises and equipment	116,233	75,351
Accrued interest receivable	14,094	9,286
Goodwill	233,070	75,042
Other intangible assets	24,437	4,433
Foreclosed real estate	12,571	9,532
Bank-owned life insurance	99,162	74,138
Other assets	64,677	42,998
Total assets	$5,547,037	3,614,862

Liabilities
Deposits: Noninterest-bearing checking accounts	$1,196,161	756,003
Interest-bearing checking accounts	884,254	635,431
Money market accounts	984,945	685,331
Savings accounts	454,860	209,074
Time deposits of $100,000 or more	593,123	422,687
Other time deposits	293,612	238,827
Total deposits	4,406,955	2,947,353
Borrowings	407,543	271,394
Accrued interest payable	1,235	539
Other liabilities	38,325	27,475
Total liabilities	4,854,058	3,246,761

Commitments and contingencies (see Note 13)

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series C, convertible, issued & outstanding: none in 2017 and 2016	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 29,639,374 shares in 2017 and 20,844,505 shares in 2016	432,794	147,287
Retained earnings	264,331	225,921
Stock in rabbi trust assumed in acquisition	(3,581)	—
Rabbi trust obligation	3,581	—
Accumulated other comprehensive income (loss)	(4,146)	(5,107)
Total shareholders’ equity	692,979	368,101
Total liabilities and shareholders’ equity	$5,547,037	3,614,862

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2017, 2016 and 2015

($ in thousands, except per share data)	2017	2016	2015
Interest Income
Interest and fees on loans	$163,738	121,322	117,872
Interest on investment securities:
Taxable interest income	8,310	7,034	6,296
Tax-exempt interest income	1,677	1,748	1,829
Other, principally overnight investments	3,657	883	658
Total interest income	177,382	130,987	126,655

Interest Expense
Savings, checking and money market accounts	2,761	1,620	1,192
Time deposits of $100,000 or more	4,005	2,654	2,856
Other time deposits	778	896	1,271
Borrowings	5,127	2,437	1,589
Total interest expense	12,671	7,607	6,908

Net interest income	164,711	123,380	119,747
Provision for loan losses – non-covered	723	2,109	2,008
Provision (reversal) for loan losses – covered	—	(2,132)	(2,788)
Total provision (reversal) for loan losses	723	(23)	(780)
Net interest income after provision for loan losses	163,988	123,403	120,527

Noninterest Income
Service charges on deposit accounts	11,862	10,571	11,648
Other service charges, commissions and fees	14,610	11,913	10,906
Fees from presold mortgage loans	5,695	2,033	2,532
Commissions from sales of insurance and financial products	5,300	3,790	2,580
SBA consulting fees	4,024	3,199	—
SBA loan sale gains	5,479	1,433	—
Bank-owned life insurance income	2,321	2,052	1,665
Foreclosed property losses, net	(531)	(625)	(1,486)
FDIC indemnification asset income (expense), net	—	(10,255)	(8,615)
Securities gains (losses), net	(235)	3	(1)
Gain on branch sale	—	1,466	—
Other gains (losses), net	383	(29)	(465)
Total noninterest income	48,908	25,551	18,764

Noninterest Expenses
Salaries	66,786	51,252	47,660
Employee benefits	14,389	10,812	9,134
Total personnel expense	81,175	62,064	56,794
Occupancy expense	9,661	7,838	7,358
Equipment related expenses	4,480	3,608	3,749
Merger and acquisition expenses	8,073	1,431	—
Intangibles amortization	4,240	1,211	722
Other operating expenses	37,528	30,669	29,508
Total noninterest expenses	145,157	106,821	98,131

Income before income taxes	67,739	42,133	41,160
Income tax expense	21,767	14,624	14,126

Net income	45,972	27,509	27,034

Preferred stock dividends	—	(175)	(603)

Net income available to common shareholders	$45,972	27,334	26,431

Earnings per common share: Basic	$1.82	1.37	1.34
Earnings per common share: Diluted	1.82	1.33	1.30

Dividends declared per common share	$0.32	0.32	0.32

Weighted average common shares outstanding:
Basic	25,210,606	19,964,727	19,767,470
Diluted	25,291,382	20,732,917	20,499,727

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2017, 2016 and 2015

($ in thousands)	2017	2016	2015

Net income	$45,972	27,509	27,034
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	639	(1,919)	(473)
Tax (expense) benefit	(234)	683	184
Reclassification to realized (gains) losses	235	(3)	1
Tax expense (benefit)	(87)	1	—
Postretirement plans:
Net gain (loss) arising during period	1,601	(557)	(4,321)
Tax (expense) benefit	(593)	115	1,685
Amortization of unrecognized net actuarial (gain) loss	211	202	(79)
Tax expense (benefit)	(75)	(79)	31
Other comprehensive income (loss)	1,697	(1,557)	(2,972)
Comprehensive income	$47,669	25,952	24,062

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except per share)	Preferred	Common Stock		Retained	Stock in rabbit trust assumed in	Rabbi trust	Accumulated Other Compre- hensive	Total Share- holders’
	stock	Shares	Amount	Earnings	acquisition	obligation	Income (Loss)	Equity

Balances, January 1, 2015	$70,787	19,710	$132,532	184,958	—	—	(578)	387,699

Net income				27,034				27,034
Cash dividends declared ($0.32 per common share)				(6,329)				(6,329)
Preferred stock redeemed (Series B)	(63,500)							(63,500)
Preferred stock dividends				(603)				(603)
Stock option exercises		7	112					112
Stock withheld for payment of taxes		(3)	(54)					(54)
Stock-based compensation		34	803					803
Other comprehensive income (loss)							(2,972)	(2,972)

Balances, December 31, 2015	7,287	19,748	133,393	205,060	—	—	(3,550)	342,190

Net income				27,509				27,509
Cash dividends declared ($0.32 per common share)				(6,473)				(6,473)
Preferred stock dividends				(175)				(175)
Conversion of preferred stock to common stock	(7,287)	729	7,287					—
Equity issued pursuant to acquisitions		279	5,509					5,509
Stock option exercises		23	375					375
Stock withheld for payment of taxes		(6)	(166)					(166)
Stock-based compensation		72	889					889
Other comprehensive income (loss)							(1,557)	(1,557)

Balances, December 31, 2016	—	20,845	147,287	225,921	—	—	(5,107)	368,101

Net income				45,972				45,972
Cash dividends declared ($0.32 per common share)				(8,298)				(8,298)
Equity issued pursuant to acquisitions		8,733	284,192		(7,688)	7,688		284,192
Payment of deferred fees					4,107	(4,107)		—
Stock option exercises		18	287					287
Stock withheld for payment of taxes		(7)	(231)					(231)
Stock-based compensation		50	1,259					1,259
Reclassification of accumulated other comprehensive income due to statutory tax changes				736			(736)	—
Other comprehensive income (loss)							1,697	1,697

Balances, December 31, 2017	$—	29,639	$432,794	264,331	(3,581)	3,581	(4,146)	692,979

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

($ in thousands)	2017	2016	2015
Cash Flows From Operating Activities
Net income	$45,972	27,509	27,034
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	723	(23)	(780)
Net security premium amortization	2,908	3,341	3,247
Loan discount accretion	(7,076)	(4,451)	(4,751)
Purchase accounting accretion and amortization, net	(236)	—	—
FDIC indemnification asset expense, net	—	10,255	8,615
Foreclosed property losses and write-downs, net	531	625	1,486
Loss (gain) on securities available for sale	235	(3)	1
Other (gains) losses	(383)	29	465
Decrease in net deferred loan costs	975	922	73
Depreciation of premises and equipment	5,493	4,602	4,494
Stock-based compensation expense	1,095	714	710
Amortization of intangible assets	4,240	1,211	722
Fees/gains from sale of presold mortgage and SBA loans	(11,174)	(3,466)	(2,532)
Originations of presold mortgage loans in process of settlement	(228,871)	(76,912)	(97,118)
Proceeds from sales of presold mortgage loans in process of settlement	235,493	81,127	101,315
Origination of SBA loans for sale	(95,436)	(24,784)	—
Proceeds from sales of SBA loans	77,034	20,021	—
Gain on sale of branches	—	(1,466)	—
Increase in accrued interest receivable	(1,072)	(120)	(246)
Decrease (increase) in other assets	6,724	(724)	(5,062)
Increase (decrease) in accrued interest payable	392	(4)	(101)
Increase (decrease) in other liabilities	(10,729)	2,868	(222)
Net cash provided by operating activities	26,838	41,271	37,350
Cash Flows From Investing Activities
Purchases of securities available for sale	(191,260)	(114,396)	(95,822)
Purchases of securities held to maturity	(291)	—	(857)
Proceeds from maturities/issuer calls of securities available for sale	37,974	76,939	86,238
Proceeds from maturities/issuer calls of securities held to maturity	22,344	23,368	23,203
Proceeds from sales of securities available for sale	140,621	8	—
Purchases of Federal Reserve and Federal Home Loan Bank stock, net	(9,947)	(3,933)	(9,877)
Purchase of bank-owned life insurance	—	—	(15,000)
Net increase in loans	(204,631)	(192,393)	(138,346)
(Payments) proceeds related to FDIC loss share agreements	—	(1,554)	6,673
Payment to FDIC for termination of loss share agreements	—	(2,012)	—
Proceeds from sales of foreclosed real estate	8,647	7,954	9,650
Purchases of premises and equipment	(4,659)	(8,689)	(5,481)
Proceeds from sales of premises and equipment	151	2,025	1,621
Proceeds from branch sale	—	26,211	—
Net cash received (paid) in acquisitions	72,519	(53,640)	—
Net cash used by investing activities	(128,532)	(240,112)	(137,998)
Cash Flows From Financing Activities
Net increase in deposits	195,468	158,989	115,379
Net increase in borrowings	97,263	85,000	70,000
Cash dividends paid – common stock	(7,596)	(6,399)	(6,309)
Cash dividends paid – preferred stock	—	(233)	(796)
Redemption of preferred stock	—	—	(63,500)
Proceeds from stock option exercises	287	375	112
Stock withheld for payment of taxes	(231)	(166)	(54)
Net cash provided by financing activities	285,191	237,566	114,832

Increase in Cash and Cash Equivalents	183,497	38,725	14,184
Cash and Cash Equivalents, Beginning of Year	305,993	267,268	253,084
Cash and Cash Equivalents, End of Year	$489,490	305,993	267,268

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$12,239	7,653	7,009
Cash paid during the period for income taxes	19,537	11,791	13,815
Non-cash investing and financing transactions:
Foreclosed loans transferred to foreclosed real estate	5,452	8,117	9,009
Unrealized gain (loss) on securities available for sale, net of taxes	553	(1,238)	(288)

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its consolidated financial statements are the determination of the allowance for loan losses, the valuation of other real estate, the accounting and impairment testing related to intangible assets, and the fair value and discount accretion of acquired loans.

(b) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2017 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously presented, nor did they materially impact trends in financial information.

(c) Business Combinations – The Company accounts for business combinations using the acquisition method of accounting. The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill. Under this method, all identifiable assets acquired, including purchased loans, and liabilities assumed are recorded at fair value.

The Company typically issues common stock and/or pays cash for an acquisition, depending on the terms of the acquisition agreement. The value of common shares issued is determined based on the market price of the stock as of the closing of the acquisition.

(d) Cash and Cash Equivalents - The Company considers all highly liquid assets such as cash on hand, noninterest-bearing and interest-bearing amounts due from banks and federal funds sold to be “cash equivalents.”

(e) Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost. Securities not classified as held to maturity are classified as “available for sale” and carried at fair value, with unrealized gains and losses being reported as other comprehensive income or loss and reported as a separate component of shareholders’ equity.

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

(f) Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation, computed by the straight-line method, is charged to operations over the estimated useful lives of the properties, which range from 2 to 40 years or, in the case of leasehold improvements, over the term of the lease, if shorter. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current operations.

(g) Loans – Loans are stated at the principal amount outstanding less any partial charge-offs plus deferred origination costs, net of nonrefundable loan fees. Interest on loans is accrued on the unpaid principal balance outstanding. Net deferred loan origination costs/fees are capitalized and recognized as a yield adjustment over the life of the related loan.

The Company does not hold a significant amount of interest-only strips, loans, other receivables, or retained interests in securitizations that can be contractually prepaid or otherwise settled in a way that it would not recover substantially all of its recorded investment.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. No allowance for loan losses is carried over from the seller or otherwise recorded on the purchase date.

The Company follows specific accounting guidance related to purchased impaired loans. A loan is considered to be a purchased credit impaired loan when purchased loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due, risk grade and nonaccrual status. At the acquisition date, when possible, a stream of expected cash flows is estimated and compared to the estimated fair value in order to determine the accretable yield amount, which is then recognized over the life of the loan based on the effective yield method. Throughout the life of the loan, the stream of expected cash flows may change based on actual results of the loan or the assumptions related to the future performance. Subsequent changes of expected cash flows may result in changes to accretable yield if the present value of expected cash flows exceeds the carrying value or an impairment reserve if the present value of expected cash flows is less than the carrying amount.

For purchased impaired loans for which the timing and amount of cash flows expected to be collected cannot be reasonably estimated, the Company uses the cost recovery method of income recognition. Under the cost recovery method of income recognition, all cash receipts are initially applied to principal, with interest income being recorded only after the carrying value of the loan has been reduced to zero.

For nonimpaired purchased loans, the Company accretes any fair value discount over the life of the loan in a manner consistent with the guidance for accounting for loan origination fees and costs. An allowance for loan losses is recorded for these loans when the estimated credit losses exceed the remaining unamortized discounts, based on pools of similar loans.

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

A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is specifically evaluated for an appropriate valuation allowance if the loan balance is above a prescribed evaluation threshold

(which varies based on credit quality, accruing status, troubled debt restructured status, and type of collateral) and the loan is determined to be impaired. Impaired loans are measured using either 1) an estimate of the cash flows that the Company expects to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral less estimated selling costs. Unless restructured, while a loan is considered to be impaired, the Company’s policy is that interest accrual is discontinued and all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. Impaired loans that are restructured are returned to accruing status in accordance with the restructured terms if the Company believes that the borrower will be able to meet the obligations of the restructured loan terms, and the loan has provided generally six months of satisfactory payment performance. The impairment policy discussed above applies to all loan classifications.

(h) Presold Mortgages in Process of Settlement - As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors to be sold on a best efforts basis. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the funding of the loan by the Company. Generally within three weeks after funding, the loans are transferred to the investor in accordance with the agreed-upon terms. The Company records gains from the sale of these loans on the settlement date of the sale equal to the difference between the proceeds received and the carrying amount of the loan. The gain generally represents the portion of the proceeds attributed to service release premiums received from the investors and the realization of origination fees received from borrowers that were deferred as part of the carrying amount of the loan. Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at the lower of cost or market.

(i) Loans Held for Sale – Beginning in 2016, the Company began providing loans guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. The portion of SBA loans originated that are guaranteed and intended for sale on the secondary market are classified as held for sale and are carried at the lower of cost or fair value - there were an insignificant amount of these loans held for sale at December 31, 2017 and 2016. The loan participations are sold and the servicing rights are retained. At the time of the sale, an asset is recorded for the value of the servicing rights and is amortized over the remaining life of the loan on the effective interest method. The servicing asset is included in other assets and the amortization of the servicing asset is included in non-interest expense. Servicing fees are recorded in non-interest income. A gain is recorded for any premium received in excess of the carrying value of the net assets transferred in the sale and is also included in non-interest income. The portion of SBA loans that are retained are also adjusted for a retained discount to reflect the effective interest rate on the retained unguaranteed portion of the loans. The net value of the retained loans is included in the appropriate loan classification for disclosure purposes. These loans are primarily commercial real estate or commercial and industrial.

Periodically, the Company originates other types of commercial loans and decides to sell them in the secondary market. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2017 or 2016.

(j) Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance. The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio. Management’s determination of the adequacy of the allowance is based on several factors, including:

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

(k) Foreclosed Real Estate - Foreclosed real estate consists primarily of real estate acquired by the Company through legal foreclosure or deed in lieu of foreclosure. The property is initially carried at the lower of cost (generally the loan balance plus additional costs incurred for improvements to the property) or the estimated fair value of the property less estimated selling costs (also see Note 14). If there are subsequent declines in fair value, which is reviewed routinely by management, the property is written down to its fair value through a charge to expense. Capital expenditures made to improve the property are capitalized. Costs of holding real estate, such as property taxes, insurance and maintenance, less related revenues during the holding period, are recorded as expense.

(l) Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. The Company’s investment tax credits, which are low income housing tax credits and state historic tax credits, are recorded in the period that they are reflected in the Company’s tax returns.

(m) Intangible Assets - Business combinations are accounted for using the purchase method of accounting. Identifiable intangible assets are recognized separately and are amortized over their estimated useful lives, which for the Company has generally been seven to ten years and at an accelerated rate. Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. Goodwill is not amortized, but as discussed in Note 1(s), is subject to fair value impairment tests on at least an annual basis.

(n) Bank-owned life insurance – The Company has purchased life insurance policies on certain current and past key employees and directors where the insurance policy benefits and ownership are retained by the employer. These policies are recorded at their cash surrender value. Income from these policies and changes in the net cash surrender value are recorded within noninterest income as “Bank-owned life insurance income.”

(o) Other Investments – The Company accounts for investments in limited partnerships, limited liability companies (“LLCs”), and other privately held companies using either the cost or the equity method of accounting. The accounting treatment depends upon the Company’s percentage ownership and degree of management influence.

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

At December 31, 2017 and 2016, the Company’s investments in limited partnerships, LLCs and other privately held companies totaled $5.3 million and $3.1 million, respectively, and were included in other assets.

(p) Stock Option Plan - At December 31, 2017, the Company had two equity-based employee compensation plans, which are described more fully in Note 15. The Company accounts for these plans under the recognition and measurement principles of relevant accounting guidance.

(q) Per Share Amounts - Basic Earnings Per Common Share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding unvested shares of restricted stock. Diluted Earnings Per Common Share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. For the years presented, the Company’s potentially dilutive common stock issuances related to unvested shares of restricted stock and stock option grants under the Company’s equity-based plans. In 2016 and 2015, the Company’s potentially dilutive common stock issuances also included the Company’s Series C Preferred stock, which was convertible into common stock on a one-for-one ratio. As discussed in Note 19, on December 22, 2016 each outstanding share of the Company’s Series C Preferred stock was exchanged by the holder for an equal number of shares of common stock.

In computing Diluted Earnings Per Common Share, adjustments are made to the computation of Basic Earnings Per Common shares, as follows. As it relates to unvested shares of restricted stock, the number of shares added to the denominator is equal to the number of unvested shares less the assumed number of shares bought back by the Company in the open market at the average market price with the amount of proceeds being equal to the average deferred compensation for the reporting period. As it relates to stock options, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is included in the calculation of dilutive securities. As it relates to the Series C Preferred Stock for the period of time it was outstanding, it is assumed that the preferred stock was converted to common stock at the beginning of the reporting period. Dividends on the preferred stock are added back to net income in 2016 and 2015 and the shares assumed to be converted are included in the number of shares outstanding.

If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Years Ended December 31,
	2017			2016			2015
($ in thousands, except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$45,972	25,210,606	$1.82	$27,334	19,964,727	$1.37	$26,431	19,767,470	$1.34

Effect of dilutive securities	—	80,776		175	768,190		233	732,257

Diluted EPS per common share	$45,972	25,291,382	$1.82	$27,509	20,732,917	$1.33	$26,664	20,499,727	$1.30

For the year ended December 31, 2017, there were no options that were anti-dilutive. For the years ended December 31, 2016 and 2015, there were 5,000 options and 50,000 options, respectively, that were anti-dilutive because the exercise price exceeded the average market price for the year, and thus are not included in the calculation to determine the effect of dilutive securities.

(r) Fair Value of Financial Instruments - Relevant accounting guidance requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions are set forth below for the Company’s financial instruments.

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

Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2017 and 2016, the Company’s off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

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

(s) Impairment - Goodwill is evaluated for impairment on at least an annual basis by comparing the estimated fair value of the reporting units to their related carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company determines whether the implied fair value of the goodwill, using various valuation techniques, exceeds the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to that excess.

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

(t) Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity during a period for non-owner transactions and is divided into net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Unrealized gain (loss) on securities available for sale	$(2,211)	(3,085)	(1,163)
Deferred tax asset (liability)	517	1,138	454
Net unrealized gain (loss) on securities available for sale	(1,694)	(1,947)	(709)

Additional pension asset (liability)	(3,200)	(5,012)	(4,657)
Deferred tax asset (liability)	748	1,852	1,816
Net additional pension asset (liability)	(2,452)	(3,160)	(2,841)

Total accumulated other comprehensive income (loss)	$(4,146)	(5,107)	(3,550)

The following table discloses the changes in accumulated other comprehensive income (loss) for the year ended December 31, 2017 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2017	$(1,947)	(3,160)	(5,107)
Other comprehensive income (loss) before reclassifications	405	1,008	1,413
Amounts reclassified from accumulated other comprehensive income	148	136	284
Net current-period other comprehensive income (loss)	553	1,144	1,697

Reclassification of accumulated other comprehensive income
to retained earnings due to statutory tax changes	(300)	(436)	(736)
Ending balance at December 31, 2017	$(1,694)	(2,452)	(4,146)

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

(u) Segment Reporting - Accounting standards require management to report selected financial and descriptive information about reportable operating segments. The standards also require related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. The Company’s operations are primarily within the banking segment, and the financial statements presented herein reflect the results of that segment. The Company has no foreign operations or customers.

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

In June 2016, the FASB issued guidance to change the accounting for credit losses. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  The guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The Company will apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, the Company does not expect to elect that option. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance on its consolidated financial statements; however, the Company expects the adoption of this guidance will result in an increase in the recorded allowance for loan losses.

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

In February 2018, the FASB issued guidance related to the Income Statement – Reporting Comprehensive Income topic, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017. The guidance will be effective for all annual and interim periods beginning January 1, 2019, with early adoption permitted. The Company chose to early adopt the new standard for the year ending December 31, 2017, as allowed under the new standard. The amount of the reclassification for the Company was $0.7 million, as shown in the Consolidated Statement of Changes in Stockholder's Equity.

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

In the second quarter of 2017, the Company recorded a measurement period adjustment to reduce the earn-out liability and goodwill by $1.2 million based on the availability of new information that provided a more reliable estimate of the most likely earn-out.

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

Carolina Bank Holdings, Inc. was the parent company of Carolina Bank, a North Carolina state-chartered bank with eight bank branches located in the North Carolina cities of Greensboro, High Point, Burlington, Winston-Salem, and Asheboro, and mortgage offices in Burlington, Hillsborough, and Sanford. The acquisition complements the Company’s recent expansion into several of these high-growth markets and increases its market share in others with facilities, operations and experienced staff already in place. The Company was willing to record goodwill primarily due to the reasons just noted, as well as the positive earnings of Carolina Bank. The total merger consideration consisted of $25.3 million in cash and 3,799,471 shares of the Company’s common stock, with each share of Carolina Bank common stock being exchanged for either $20.00 in cash or 1.002 shares of the Company’s stock, subject to the total consideration being 75% stock / 25% cash. The issuance of common stock was valued at $114.5 million and was based on the Company’s closing stock price on March 3, 2017 of $30.13 per share.

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Carolina Bank were recorded based on estimates of fair values as of March 3, 2017. The Company may change its valuations of acquired Carolina Bank assets and liabilities for up to one year after the acquisition date, and is currently awaiting information related to a contingent liability that was assumed in the acquisition. The table below is a condensed balance sheet disclosing the amount assigned to each major asset and liability category of Carolina Bank on March 3, 2017, and the related fair value adjustments recorded by the Company to reflect the acquisition. The $65.5 million in goodwill that resulted from this transaction is non-deductible for tax purposes.

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

($ in thousands, except share data)	Pro Forma Combined Year Ended December 31, 2017	Pro Forma Combined Year Ended December 31, 2016
Net interest income	$168,759	147,089
Noninterest income	50,098	36,684
Total revenue	218,857	183,773

Net income available to common shareholders	49,907	25,364

Earnings per common share
Basic	$1.93	1.07
Diluted	1.92	1.03

For purposes of the supplemental pro forma information, merger-related expenses of $5.2 million that were recorded in the Company’s consolidated statements of income for the year ended December 31, 2017 and $4.6 million of merger-related expenses that were recorded by Carolina Bank in 2017 prior to the merger date are reflected above in the pro forma presentation for 2016.

(5)	On September 1, 2017, First Bank Insurance completed the acquisition of Bear Insurance Service (“Bear Insurance”). The results of Bear Insurance are included the Company’s results beginning on the September 1, 2017 acquisition date.

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

(6)	On October 1, 2017, the Company completed the acquisition of ASB Bancorp, Inc. (“Asheville Savings Bank”), headquartered in Asheville, North Carolina, pursuant to an Agreement and Plan of Merger and Reorganization dated May 1, 2017. The results of Asheville Savings Bank are included in First Bancorp’s results beginning on the October 1, 2017 acquisition date.

ASB Bancorp, Inc. was the parent company of Asheville Savings Bank, a North Carolina state-chartered bank with eight bank branches located in Buncombe County, North Carolina and five bank branches located in the counties of Henderson, Madison, McDowell and Transylvania, all in North Carolina. The acquisition complements the Company’s existing presence in the Asheville and surrounding markets, which are high-growth and highly desired markets. The Company was willing to record goodwill primarily due to the reasons just noted, as well as the positive earnings of Asheville Savings Bank. The total merger consideration consisted of $17.9 million in cash and 4,920,061 shares of the Company’s common stock, with each share of Asheville Savings Bank common stock being exchanged for either $41.90 in cash or 1.44 shares of the Company’s stock, subject to the total consideration being 90% stock / 10% cash. The issuance of common stock was valued at $169.3 million and was based on the Company’s closing stock price on September 30, 2017 of $34.41 per share.

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Asheville Savings Bank were recorded based on estimates of fair values as of October 1, 2017. The Company may change its valuations of acquired Asheville Savings Bank assets and liabilities for up to one year after the acquisition date. The table below is a condensed balance sheet disclosing the amount assigned to each major asset and liability category of Asheville Savings Bank on October 1, 2017, and the related fair value adjustments recorded by the Company to reflect the acquisition. The $88.4 million in goodwill that resulted from this transaction is non-deductible for tax purposes.

($ in thousands)	As Recorded by Asheville Savings Bank	Initial Fair Value Adjustments		Measurement Period Adjustments	As Recorded by First Bancorp
Assets
Cash and cash equivalents	$41,824	—		—	41,824
Securities	95,020	—		—	95,020
Loans, gross	617,159	(9,631)	(a)	—	606,180
		(1,348)	(b)	—
Allowance for loan losses	(6,685)	6,685	(c)	—	—
Presold mortgages	3,785	—		—	3,785
Premises and equipment	10,697	9,857	(d)	—	20,554
Core deposit intangible	—	9,760	(e)	—	9,760
Other	35,944	(5,851)	(f)	—	30,093
Total	797,744	9,472		—	807,216

Liabilities
Deposits	$678,707	430	(g)	—	679,137
Borrowings	20,000	—		—	20,000
Other	8,943	298	(h)	—	9,241
Total	707,650	728		—	708,378

Net identifiable assets acquired					98,838

Total cost of acquisition
Value of stock issued		$169,299
Cash paid in the acquisition		17,939
Total cost of acquisition					187,238

Goodwill recorded related to acquisition of Asheville Savings Bank					$88,400

Explanation of Fair Value Adjustments

(a)	This fair value adjustment represents the amount necessary to reduce performing loans to their fair value due to interest rate factors and credit factors. Assuming the loans continue to perform, this amount will be amortized to increase interest income over the remaining lives of the related loans.
(b)	This fair value adjustment was recorded to write-down purchased credit impairment loans assumed in the acquisition to their estimated fair market value.
(c)	This fair value adjustment reduced the allowance for loan losses to zero as required by relevant accounting guidance.
(d)	This adjustment represents the amount necessary to increase premises and equipment from its book value on the date of acquisition to its estimated fair market value.
(e)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as expense on an accelerated basis over seven years.

(f)	This fair value adjustment primarily represents the net deferred tax liability associated with the other fair value adjustments made to record the transaction.
(g)	This fair value adjustment was recorded because the weighted average interest rate of Asheville Savings Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount will be amortized to reduce interest expense on an accelerated basis over their remaining five year life.
(h)	This fair value adjustment represents miscellaneous adjustments needed to record assets and liabilities at their fair value.

The following unaudited pro forma financial information presents the combined results of the Company and Asheville Savings Bank as if the acquisition had occurred as of January 1, 2016, after giving effect to certain adjustments, including amortization of the core deposit intangible, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Asheville Savings Bank constituted a single entity during such period.

($ in thousands, except share data)	Pro Forma Combined Twelve Months Ended December 31, 2017	Pro Forma Combined Twelve Months Ended December 31, 2016
Net interest income	$183,996	147,284
Noninterest income	54,523	34,307
Total revenue	238,391	181,591

Net income available to common shareholders	51,600	12,291

Earnings per common share
Basic	$1.79	0.49
Diluted	1.78	0.48

For purposes of the supplemental pro forma information, merger-related expenses of $2.7 million that were recorded in the Company’s consolidated statements of income for the twelve months ended December 31, 2017 and $20.4 million of merger-related expenses that were recorded by Asheville Savings Bank in 2017 prior to the merger date are reflected above in the pro forma presentation for 2016.

Note 3. Securities

The book values and approximate fair values of investment securities at December 31, 2017 and 2016 are summarized as follows:

	2017				2016
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$14,000	13,867	—	(133)	17,497	17,490	—	(7)
Mortgage-backed securities	297,690	295,213	246	(2,722)	151,001	148,065	155	(3,091)
Corporate bonds	33,792	34,190	512	(114)	33,833	33,600	91	(324)
Equity securities	—	—	—	—	83	174	96	(5)
Total available for sale	$345,482	343,270	758	(2,969)	202,414	199,329	342	(3,427)

Securities held to maturity:
Mortgage-backed securities	$63,829	63,092	—	(737)	80,585	79,283	—	(1,302)
State and local governments	54,674	55,906	1,280	(48)	49,128	50,912	1,815	(31)
Total held to maturity	$118,503	118,998	1,280	(785)	129,713	130,195	1,815	(1,333)

All of the Company’s mortgage-backed securities, including commercial mortgage-backed obligations, were issued by government-sponsored corporations, except for one private mortgage-backed security with a fair value of $0.5 million as of December 31, 2017.

The following table presents information regarding securities with unrealized losses at December 31, 2017:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$10,897	103	2,970	30	13,867	133
Mortgage-backed securities	192,702	1,582	125,060	1,877	317,762	3,459
Corporate bonds	2,500	49	935	65	3,435	114
State and local governments	7,928	48	—	—	7,928	48
Total temporarily impaired securities	$214,027	1,782	128,965	1,972	342,992	3,754

The following table presents information regarding securities with unrealized losses at December 31, 2016:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$7,990	7	—	—	7,990	7
Mortgage-backed securities	196,999	3,841	19,001	552	216,000	4,393
Corporate bonds	27,027	259	935	65	27,962	324
Equity securities	—	—	7	5	7	5
State and local governments	801	31	—	—	801	31
Total temporarily impaired securities	$232,817	4,138	19,943	622	252,760	4,760

In the above tables, all of the non-equity securities that were in an unrealized loss position at December 31, 2017 and 2016 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

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

The book values and approximate fair values of investment securities at December 31, 2017, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	$2,257	2,258
Due after one year but within five years	15,007	14,905	23,285	23,795
Due after five years but within ten years	27,785	28,042	23,502	24,219
Due after ten years	5,000	5,110	5,630	5,634
Mortgage-backed securities	297,690	295,213	63,829	63,092
Total debt securities	345,482	343,270	118,503	118,998

Equity securities	—	—	—	—
Total securities	$345,482	343,270	$118,503	118,998

At December 31, 2017 and 2016, investment securities with carrying values of $176,813,000 and $147,009,000, respectively, were pledged as collateral for public deposits.

In 2017, the Company received proceeds from sales of securities of $140,621,000 and recorded $235,000 in losses from the sales. In 2016, the Company received proceeds from sales of securities of $8,000 and recorded $3,000 in gains from the sales. In 2015, the Company recorded $1,000 in securities losses associated with write-downs and did not sell any securities.

Included in “other assets” in the Consolidated Balance Sheets are cost-method investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $31,338,000 and $19,826,000 at December 31, 2017 and 2016, respectively. The FHLB stock had a cost and fair value of $19,647,000 and $12,588,000 at December 31, 2017 and 2016, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $11,691,000 and $7,238,000 at December 31, 2017 and 2016, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

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

On March 3, 2017, the Company acquired Carolina Bank (see Note 2 for more information). As a result of this acquisition, the Company recorded loans with a fair value of $497.5 million. Of those loans, $19.3 million were considered to be purchased credit impaired (“PCI”) loans, which are loans for which it is probable at acquisition date that all contractually required payments will not be collected. The remaining loans are considered to be purchased non-impaired loans and their related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan.

The following table relates to acquired Carolina Bank PCI loans and summarizes the contractually required payments, which includes principal and interest, expected cash flows to be collected, and the fair value of acquired PCI loans at the acquisition date.

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

On October 1, 2017, the Company acquired Asheville Savings Bank (see Note 2 for more information). As a result of this acquisition, the Company recorded loans with a fair value of $606.2 million. Of those loans, $9.9 million were considered to be purchased credit impaired (“PCI”) loans, which are loans for which it is probable at acquisition date that all contractually required payments will not be collected. The remaining loans are considered to be purchased non-impaired loans and their related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan.

The following table relates to acquired Asheville Savings Bank PCI loans and summarizes the contractually required payments, which includes principal and interest, expected cash flows to be collected, and the fair value of acquired PCI loans at the acquisition date.

($ in thousands)	Asheville Savings Bank Acquisition on October 1, 2017
Contractually required payments	$13,424
Nonaccretable difference	(1,734)
Cash flows expected to be collected at acquisition	11,690
Accretable yield	(1,804)
Fair value of PCI loans at acquisition date	$9,886

The following table relates to acquired Asheville Savings Bank purchased non-impaired loans and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the acquisition date.

($ in thousands)	Asheville Savings Bank Acquisition on October 1, 2017
Contractually required payments	$727,706
Fair value of acquired loans at acquisition date	595,167
Contractual cash flows not expected to be collected	7,000

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	December 31, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$381,130	10%	$261,813	9%
Real estate – construction, land development & other land loans	539,020	13%	354,667	13%
Real estate – mortgage – residential (1-4 family) first mortgages	972,772	24%	750,679	28%
Real estate – mortgage – home equity loans / lines of credit	379,978	9%	239,105	9%
Real estate – mortgage – commercial and other	1,696,107	42%	1,049,460	39%
Installment loans to individuals	74,348	2%	55,037	2%
Subtotal	4,043,355	100%	2,710,761	100%
Unamortized net deferred loan costs (fees)	(986)		(49)
Total loans	$4,042,369		$2,710,712

Loans in the amount of $3.6 billion and $2.4 billion were pledged as collateral for certain borrowings as of December 31, 2017 and December 31, 2016, respectively (see Note 10).

The loans above also include loans to executive officers and directors serving the Company at December 31, 2017 and to their associates, totaling approximately $3.6 million and $2.6 million at December 31, 2017 and 2016, respectively. During 2017, net repayments to such loans were approximately $0.6 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.

The following table presents information regarding covered purchased nonimpaired loans since January 1, 2015. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond. All balances of covered loans were transferred to non-covered as of the termination of the loss share agreements.

($ in thousands)
Carrying amount of nonimpaired covered loans at January 1, 2015	$125,644
Principal repayments	(30,238)
Transfers to foreclosed real estate	(1,211)
Net loan recoveries	2,306
Accretion of loan discount	4,751
Carrying amount of nonimpaired covered loans at January 1, 2016	101,252
Principal repayments	(7,997)
Transfers to foreclosed real estate	(1,036)
Net loan recoveries	1,784
Accretion of loan discount	1,908
Transfer to non-covered loans due to expiration of loss-share agreement, April 1, 2016	(17,530)
Transfer to non-covered loans due to termination of loss-share agreements, September 22, 2016	(78,381)
Carrying amount of nonimpaired covered loans at December 31, 2016	$—

As of December 31, 2017 and 2016, there was a remaining accretable discount of $21.5 million and $12.1 million, respectively, related to purchased non-impaired loans.

The following table presents changes in the carrying value of PCI loans.

($ in thousands) Purchased Credit Impaired Loans	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Balance at beginning of period	$514	1,970
Additions due to acquisition of Carolina Bank	19,254	—
Additions due to acquisition of Asheville Savings Bank	9,886	—
Change due to payments received and accretion	(6,016)	(1,386)
Change due to loan charge-offs	(12)	(70)
Transfers to foreclosed real estate	(69)	—
Other	(392)	—
Balance at end of period	$23,165	514

The following table presents changes in the accretable yield for PCI loans.

($ in thousands) Accretable Yield for PCI loans	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Balance at beginning of period	$—	—
Additions due to acquisition of Carolina Bank	3,617	—
Additions due to acquisition of Asheville Savings Bank	1,804	—
Accretion	(1,846)	—
Reclassification from (to) nonaccretable difference	423	—
Other, net	690	—
Balance at end of period	$4,688	—

During 2017, the Company received $1,064,000 in payments that exceeded the carrying amount of the related purchased credit impaired loans, of which $962,000 was recognized as loan discount accretion income and $102,000 was recorded as additional loan interest income. During 2016, the Company received $1,160,000 in payments that exceeded the carrying amount of the related PCI loans, of which $786,000 was recognized as loan discount accretion income, $296,000 was recorded as additional loan interest income, and $78,000 was recorded as a recovery.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, nonperforming loans held for sale, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	December 31, 2017	December 31, 2016

Nonperforming assets
Nonaccrual loans	$20,968	27,468
Restructured loans - accruing	19,834	22,138
Accruing loans > 90 days past due	—	—
Total nonperforming loans	40,802	49,606
Foreclosed real estate	12,571	9,532
Total nonperforming assets	$53,373	59,138

Purchased credit impaired loans not included above (1)	$23,165	—

(1) In the March 3, 2017 acquisition of Carolina Bank and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $0.6 million in PCI loans at December 31, 2017 that are contractually past due 90 days or more.

At December 31, 2017 and 2016, the Company had $0.8 million and $1.7 million in residential mortgage loans in process of foreclosure, respectively.

If the nonaccrual and restructured loans as of December 31, 2017, 2016 and 2015 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $1,503,000, $1,893,000, and $3,213,000 for nonaccrual loans and $1,182,000, $1,417,000, and $2,044,000, for restructured loans would have been recorded for 2017, 2016, and 2015, respectively. Interest income on such loans that was actually collected and included in net income in 2017, 2016 and 2015 amounted to approximately $415,000, $266,000, and $575,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $297,000, $423,000, and $1,392,000 for restructured loans, respectively. At December 31, 2017 and 2016, there were no commitments to lend additional funds to debtors whose loans were nonperforming.

The following is a summary the Company’s nonaccrual loans by major categories.

($ in thousands)	December 31, 2017	December 31, 2016
Commercial, financial, and agricultural	$1,001	1,842
Real estate – construction, land development & other land loans	1,822	2,945
Real estate – mortgage – residential (1-4 family) first mortgages	12,201	16,017
Real estate – mortgage – home equity loans / lines of credit	2,524	2,355
Real estate – mortgage – commercial and other	3,345	4,208
Installment loans to individuals	75	101
Total	$20,968	27,468

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2017.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$89	151	—	1,001	379,241	380,482
Real estate – construction, land development & other land loans	1,154	214	—	1,822	535,423	538,613
Real estate – mortgage – residential (1-4 family) first mortgages	6,777	1,370	—	12,201	943,565	963,913
Real estate – mortgage – home equity loans / lines of credit	1,347	10	—	2,524	375,814	379,695
Real estate – mortgage – commercial and other	1,270	451	—	3,345	1,678,529	1,683,595
Installment loans to individuals	445	95	—	75	73,277	73,892
Purchased credit impaired	821	77	601	—	21,666	23,165
Total	$11,903	2,368	601	20,968	4,007,515	4,043,355
Unamortized net deferred loan fees						(986)
Total loans						$4,042,369

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2016.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$92	—	—	1,842	259,879	261,813
Real estate – construction, land development & other land loans	473	168	—	2,945	351,081	354,667
Real estate – mortgage – residential (1-4 family) first mortgages	4,487	443	—	16,017	729,732	750,679
Real estate – mortgage – home equity loans / lines of credit	1,751	178	—	2,355	234,821	239,105
Real estate – mortgage – commercial and other	1,482	449	—	4,208	1,042,807	1,048,946
Installment loans to individuals	186	193	—	101	54,557	55,037
Purchased credit impaired	—	—	—	—	514	514
Total	$8,471	1,431	—	27,468	2,673,391	2,710,761
Unamortized net deferred loan fees						(49)
Total loans						$2,710,712

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2017. There were no covered loans at December 31, 2017 and all reserves associated with previously covered loans were transferred to the non-covered allowance.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo- cated	Total

As of and for the year ended December 31, 2017

Beginning balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	23,781
Charge-offs	(1,622)	(589)	(2,641)	(978)	(1,182)	(799)	—	(7,811)
Recoveries	1,311	2,579	1,076	333	1,027	279	—	6,605
Provisions	(407)	(1,865)	8	52	1,532	325	1,078	723
Ending balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298

Ending balances as of December 31, 2017: Allowance for loan losses
Individually evaluated for impairment	$215	18	1,099	—	232	—	—	1,564
Collectively evaluated for impairment	$2,896	2,798	4,831	1,788	6,226	950	1,972	21,461
Purchased credit impaired	$—	—	217	39	17	—	—	273

Loans receivable as of December 31, 2017:
Ending balance – total	$381,130	539,020	972,772	379,978	1,696,107	74,348	—	4,043,355
Unamortized net deferred loan fees								(986)
Total loans								$4,042,369

Ending balances as of December 31, 2017: Loans
Individually evaluated for impairment	$579	2,975	14,800	368	8,493	—	—	27,215
Collectively evaluated for impairment	$379,903	535,638	949,113	379,327	1,675,102	73,892	—	3,992,975
Purchased credit impaired	$648	407	8,859	283	12,512	456	—	23,165

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

The following table presents loans individually evaluated for impairment by class of loans, excluding purchased credit impaired loans, as of December 31, 2017.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$183	425	—	276
Real estate – mortgage – construction, land development & other land loans	2,743	3,941	—	2,846
Real estate – mortgage – residential (1-4 family) first mortgages	5,205	5,728	—	7,067
Real estate – mortgage –home equity loans / lines of credit	368	387	—	129
Real estate – mortgage –commercial and other	3,066	3,321	—	3,143
Installment loans to individuals	—	—	—	—
Total impaired loans with no allowance	$11,565	13,802	—	13,461

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$396	396	215	214
Real estate – mortgage – construction, land development & other land loans	232	241	18	503
Real estate – mortgage – residential (1-4 family) first mortgages	9,595	9,829	1,099	10,077
Real estate – mortgage –home equity loans / lines of credit	—	—	—	66
Real estate – mortgage –commercial and other	5,427	5,427	232	5,369
Installment loans to individuals	—	—	—	—
Total impaired loans with allowance	$15,650	15,893	1,564	16,229

Interest income recorded on impaired loans during the year ended December 31, 2017 was insignificant.

The following table presents loans individually evaluated for impairment by class of loans, excluding purchased credit impaired loans, as of December 31, 2016.

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally available and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2017.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$368,658	9,901	922	1,001	380,482
Real estate – construction, land development & other land loans	523,642	7,129	6,020	1,822	538,613
Real estate – mortgage – residential (1-4 family) first mortgages	905,111	16,235	30,366	12,201	963,913
Real estate – mortgage – home equity loans / lines of credit	365,982	3,784	7,405	2,524	379,695
Real estate – mortgage – commercial and other	1,647,725	23,335	9,190	3,345	1,683,595
Installment loans to individuals	73,379	222	216	75	73,892
Purchased credit impaired	6,541	12,309	4,315	—	23,165
Total	$3,891,038	72,915	58,434	20,968	4,043,355
Unamortized net deferred loan fees					(986)
Total loans					4,042,369

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2016.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$247,451	10,560	1,960	1,842	261,813
Real estate – construction, land development & other land loans	335,068	8,762	7,892	2,945	354,667
Real estate – mortgage – residential (1-4 family) first mortgages	678,878	16,998	38,786	16,017	750,679
Real estate – mortgage – home equity loans / lines of credit	226,159	1,436	9,155	2,355	239,105
Real estate – mortgage – commercial and other	1,005,687	26,032	13,019	4,208	1,048,946
Installment loans to individuals	54,421	256	259	101	55,037
Purchased credit impaired	—	514	—	—	514
Total	$2,547,664	64,558	71,071	27,468	2,710,761
Unamortized net deferred loan fees					(49)
Total loans					2,710,712

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

The vast majority of the Company’s troubled debt restructurings modified during the years ended December 31, 2017 and 2016 related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

The following table presents information related to loans modified in a troubled debt restructuring during the years ended December 31, 2017 and 2016.

($ in thousands)	For the year ended December 31, 2017			For the year ended December 31, 2016
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	1	$1,071	$1,071
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	1	598	626
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	5	3,550	3,525	—	—	—
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	1	38	25	—	—	—
Real estate – construction, land development & other land loans	1	32	32	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	215	215	1	155	184
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total TDRs arising during period	8	$3,835	$3,797	3	$1,824	$1,881

Total covered TDRs arising during period included above	—	—	—	—	—	—

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the years ended December 31, 2017 and 2016 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the year ended December 31, 2017		For the year ended December 31, 2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Commercial, financial, and agricultural	—	$—	2	$744
Real estate – mortgage – residential (1-4 family first mortgages)	2	880	—	—
Real estate – mortgage – commercial and other	—	—	1	21

Total accruing TDRs that subsequently defaulted	2	$880	3	$765
Total covered accruing TDRs that subsequently defaulted included above	—	$—	1	$44

Note 5. Premises and Equipment

Premises and equipment at December 31, 2017 and 2016 consisted of the following:

($ in thousands)	2017	2016

Land	$38,821	23,404
Buildings	92,337	67,032
Furniture and equipment	35,532	37,780
Leasehold improvements	2,409	2,192
Total cost	169,099	130,408
Less accumulated depreciation and amortization	(52,866)	(55,057)
Net book value of premises and equipment	$116,233	75,351

Note 6. FDIC Indemnification Asset

As discussed previously in Note 4 – Loans and Asset Quality Information, the Company terminated all loss share agreements with the FDIC effective September 22, 2016. As a result, the remaining balance in the FDIC Indemnification Asset, which represented the estimated amount to be received from the FDIC under the loss share agreements, was written off as indemnification asset expense as of the termination date.

The following presents a rollforward of the FDIC indemnification asset from January 1, 2015 through the date of termination.

($ in thousands)

Balance at January 1, 2015	$22,569
Increase (decrease) related to unfavorable (favorable) changes in loss estimates	(3,031)
Increase related to reimbursable expenses	1,232
Cash received	(6,673)
Decrease related to accretion of loan discount	(5,584)
Decrease related to settlement of disputed claims	(406)
Other	332
Balance at December 31, 2015	$8,439
Increase (decrease) related to unfavorable (favorable) changes in loss estimates	(2,246)
Increase related to reimbursable expenses	205
Cash paid	1,554
Decrease related to accretion of loan discount	(2,005)
Other	(236)
Write off of asset balance upon termination of FDIC loss share agreements effective September 22, 2016	(5,711)
Balance at December 31, 2016	$—

Note 7. Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2017 and December 31, 2016 and the carrying amount of unamortized intangible assets as of those same dates.

	December 31, 2017		December 31, 2016
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$6,013	1,090	2,369	746
Core deposit intangibles	28,280	11,475	9,730	8,143
SBA servicing asset	2,194	207	415	—
Other	1,303	581	1,032	224
Total	$37,790	13,353	13,546	9,113

Unamortized intangible assets:
Goodwill	$233,070		75,042

Activity related to transactions since January 1, 2016 includes the following:

(1)	In connection with the January 1, 2016 acquisition of Bankingport, Inc., an insurance agency located in Sanford, North Carolina, the Company recorded $1,693,000 in goodwill, $591,000 in a customer list intangible, and $92,000 in other amortizable intangible assets.
(2)	In connection with the May 5, 2016 acquisition of SBA Complete, Inc., the Company recorded $4,333,000 in goodwill, $1,100,000 in a customer list intangible, and $940,000 in other amortizable intangible assets.
(3)	In connection with the branch exchange transaction with First Community Bank on July 15, 2016, the Company recorded a net increase of $1,961,000 in goodwill and $1,170,000 in a core deposit intangible.
(4)	In connection with the Carolina Bank acquisition on March 3, 2017, the Company recorded a net increase of $65,516,000 in goodwill and $8,790,000 in core deposit premiums.
(5)	In connection with the September 1, 2017 acquisition of Bear Insurance Service, the Company recorded $5,330,000 in goodwill, $3,644,000 in a customer list intangible, and $271,000 in other amortizable intangible assets.
(6)	In connection with the Asheville Savings Bank acquisition on October 1, 2017, the Company recorded a net increase of $88,400,000 in goodwill and $9,760,000 in a core deposit intangible.

In addition to the above acquisition related activity, the Company recorded $1,779,000 and $415,000 in servicing assets associated with the guaranteed portion of SBA loans originated and sold during 2017 and 2016, respectively. During 2017, the Company recorded $207,000 in related amortization expense, while in 2016 the amount was insignificant. Servicing assets are recorded at fair value and amortized over the expected lives of the related loans.

Amortization expense of all intangible assets totaled $4,240,000, $1,211,000 and $722,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Goodwill is evaluated for impairment on at least an annual basis – see Note 1(q). For each of the years presented, the Company’s evaluation indicated that there was no goodwill impairment.

The following table presents the estimated amortization expense related to amortizable intangible assets, excluding SBA servicing assets, for each of the five calendar years ending December 31, 2022 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
2018	$5,917
2019	4,858
2020	3,841
2021	2,927
2022	2,022
Thereafter	2,885
Total	$22,450

Note 8. Income Taxes

Total income taxes for the years ended December 31, 2017, 2016, and 2015 were allocated as follows:

($ In thousands)	2017	2016	2015

Allocated to net income	$21,767	14,624	14,126
Allocated to stockholders’ equity, for unrealized holding gain/loss on debt and equity securities for financial reporting purposes	321	(685)	(184)
Allocated to stockholders’ equity, for tax benefit of pension liabilities	668	(36)	(1,716)
Total income taxes	$22,756	13,903	12,226

The components of income tax expense for the years ended December 31, 2017, 2016, and 2015 are as follows:

($ In thousands)	2017	2016	2015

Current - Federal	$11,286	12,827	9,149
- State	1,996	1,679	1,436
Deferred - Federal	7,742	16	3,205
- State	743	102	336
Total	$21,767	14,624	14,126

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2017 and 2016 are presented below:

($ In thousands)	2017	2016

Deferred tax assets:
Allowance for loan losses	$5,448	8,758
Excess book over tax pension plan cost	—	290
Deferred compensation	1,220	36
Federal & state net operating loss carryforwards	2,125	868
Accruals, book versus tax	2,546	2,287
Pension liability adjustments	748	1,852
Foreclosed real estate	740	610
Basis differences in assets acquired in FDIC transactions	1,311	2,539
Nonqualified stock options	248	545
Partnership investments	232	160
Unrealized gain on securities available for sale	517	1,138
SBA servicing asset	139	—
All other	42	191
Gross deferred tax assets	15,316	19,274
Less: Valuation allowance	(44)	(43)
Net deferred tax assets	15,272	19,231
Deferred tax liabilities:
Loan fees	(1,880)	(1,548)
Excess book over tax pension plan cost	(95)	—
Depreciable basis of fixed assets	(3,122)	(954)
Amortizable basis of intangible assets	(7,915)	(12,156)
FHLB stock dividends	(658)	(409)
Trust preferred securities	(616)	—
Purchase accounting adjustments	(2,133)	—
All other	(28)	(12)
Gross deferred tax liabilities	(16,447)	(15,079)
Net deferred tax asset (liability) - included in other assets	$(1,175)	4,152

A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related 2017 and 2016 deferred tax expense (benefit) of approximately $321,000 and ($685,000) respectively, has been recorded directly to shareholders’ equity. Additionally, a portion of the annual change in the net deferred tax asset relates to pension adjustments. The related 2017 and 2016 deferred tax expense (benefit) of $668,000 and ($36,000) respectively, has been recorded directly to shareholders’ equity. The change in the net deferred tax liability was also impacted by the recording of a net deferred tax asset of approximately $4,146,000 relating to acquisition transactions that occurred during the year. The balance of the 2017 increase in the net deferred tax liability of $8,485,000 is reflected as a deferred income tax expense, and the balance of the 2016 decrease in the net deferred tax asset of $118,000 is reflected as a deferred income tax expense in the consolidated statement of income.

The valuation allowances for 2017 and 2016 relate primarily to state net operating loss carryforwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. The Company adjusted its net deferred income tax asset as a result of reductions in the North Carolina income tax rate, which reduced the state income tax rate to 3% effective January 1, 2017.

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

Retained earnings at December 31, 2017 and 2016 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

The following is a reconcilement of federal income tax expense at the statutory rate of 35% to the income tax provision reported in the financial statements.

($ In thousands)	2017	2016	2015

Tax provision at statutory rate	$23,709	14,746	14,405
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(1,461)	(1,202)	(930)
Low income housing tax credits	(596)	(192)	(191)
Non-deductible interest expense	24	16	11
State income taxes, net of federal benefit	1,780	1,158	1,152
Change in valuation allowance	(1)	(24)	(58)
Impact of tax reform	(1,269)	—	—
Other, net	(419)	122	(263)
Total	$21,767	14,624	14,126

On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act permanently reduced the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, companies are required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017. The Company continues to evaluate the impact on its 2017 tax expense/benefit of the revaluation required by the lower corporate tax rate implemented by the Tax Act, which management has estimated to be a tax benefit between $1.0 million and $1.5 million. During the fourth quarter of 2017, the Company recorded $1.3 million in tax benefit based on the Company's preliminary analysis of the impact of the Tax Act. The Company's preliminary estimate of the impact of the Tax Act is based on currently available information and interpretation of its provisions. The actual results may differ from the current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions that the Company has preliminarily made. The Company's evaluation of the impact of the Tax Act is subject to refinement for up to one year after enactment

Note 9. Time Deposits and Related Party Deposits

At December 31, 2017, the scheduled maturities of time deposits were as follows:

($ in thousands)

2018	$638,942
2019	146,363
2020	45,725
2021	27,710
2022	23,689
Thereafter	4,306
$886,735

Deposits received from executive officers and directors and their associates totaled approximately $3,829,000 and $3,030,000 at December 31, 2017 and 2016, respectively. These deposit accounts have substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other non-related depositors.

As of December 31, 2017 and 2016, the Company held $405.1 million and $276.4 million, respectively, in time deposits of $250,000 or more (which is the current FDIC insurance limit for insured deposits as of December 31, 2017). Included in these deposits were brokered deposits of $234.0 million and $133.4 million at December 31, 2017 and 2016, respectively.

Note 10. Borrowings and Borrowings Availability

The following tables present information regarding the Company’s outstanding borrowings at December 31, 2017 and 2016:

Description – 2017	Due date	Call Feature	2017 Amount	Interest Rate

FHLB Term Note	1/05/2018	None	$135,000,000	1.36% fixed
FHLB Term Note	1/29/2018	None	68,000,000	1.41% fixed
FHLB Term Note	4/18/2018	None	50,000,000	1.25% fixed
FHLB Term Note	6/26/2018	None	20,000,000	1.67% fixed
FHLB Term Note	9/28/2018	None	10,000,000	1.52% fixed
FHLB Term Note	12/24/2018	None	20,000,000	1.57% fixed
FHLB Term Note	5/29/2020	None	40,000,000	1.62% fixed
FHLB Principal Reducing Credit	7/24/2023	None	250,000	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	1,100,000	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	8,500,000	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	264,000	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	66,000	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	195,000	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	195,000	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	391,000	1.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620,000	4.08% at 12/31/2017 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774,000	2.98% at 12/31/2017 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/07/2035	Quarterly by Company beginning 1/7/2010	10,310,000	3.36% at 12/31/2017 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2017			$410,665,000	1.72%
Unamortized discount on acquired borrowings			(3,122,000)
Total borrowings			$407,543,000

Description - 2016	Due date	Call Feature	2016 Amount	Interest Rate

FHLB Term Note	1/27/2017	None	$20,000,000	0.61% fixed
FHLB Term Note	1/30/2017	None	80,000,000	0.63% fixed
FHLB Term Note	4/18/2017	None	50,000,000	0.70% fixed
FHLB Term Note	12/26/2017	None	20,000,000	1.19% fixed
FHLB Term Note	12/29/2017	None	35,000,000	0.80% fixed
FHLB Term Note	12/24/2018	None	20,000,000	1.57% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620,000	3.59% at 12/31/2016 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774,000	2.35% at 12/31/2016 adjustable rate 3 month LIBOR + 1.39%

Total borrowings / weighted average rate as of December 31, 2016			$271,394,000	1.16%

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

In the above table for 2017, the $10.3 million in borrowings due on January 7, 2035 relate to borrowings structured as trust preferred capital securities that were issued by Carolina Capital Trust, an unconsolidated subsidiary of the Company. The Company acquired Carolina Bank Holdings, Inc. and its subsidiary, Carolina Capital Trust, on March 3, 2017. These unsecured debt securities qualify as capital for regulatory capital adequacy requirements and are callable by the Company at par on any quarterly interest payment date beginning on January 7, 2010. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.00%.

At December 31, 2017, the Company had three sources of readily available borrowing capacity – 1) an approximately $936 million line of credit with the FHLB, of which $354 million was outstanding at December 31, 2017 and $225 million was outstanding at December 31, 2016, 2) a $35 million federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2017 or 2016, and 3) an approximately $109 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2017 or 2016.

The Company’s line of credit with the FHLB totaling approximately $936 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio. The borrowing capacity was reduced by $198 million at December 31, 2017 and $193 million at December 31, 2016, as a result of the Company pledging letters of credit for public deposits at each of those dates. Accordingly, the Company’s unused FHLB line of credit was $384 million at December 31, 2017.

The Company’s correspondent bank relationship allows the Company to purchase up to $35 million in federal funds on an overnight, unsecured basis (federal funds purchased). The Company had no borrowings outstanding under this line at December 31, 2017 or 2016.

The Company has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate). Based on the collateral owned by the Company as of December 31, 2017, the available line of credit was approximately $109 million. The Company had no borrowings outstanding under this line of credit at December 31, 2017 or 2016.

Note 11. Leases

Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $2.3 million in 2017, $1.5 million in 2016, and $1.2 million in 2015.

Future obligations for minimum rentals under noncancelable operating leases at December 31, 2017 are as follows:

($ in thousands)

Year ending December 31:
2018	$1,692
2019	1,524
2020	1,182
2021	975
2022	767
Thereafter	4,390
Total	$10,530

Note 12. Employee Benefit Plans

401(k) Plan. The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code. New employees who have met the age requirement are automatically enrolled in the plan at a 5% deferral rate on the next plan Entry Date. The automatic deferral can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan. For the years presented, the Company contributed an amount equal to the sum of 1) 100% of the employee’s salary contributed up to 3% and 2) 50% of the employee’s salary contributed between 3% and 5%. The Company’s matching contribution expense was $2.3 million, $1.6 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Effective January 1, 2018, the Company’s matching contribution was increased to 100% of the employee’s salary contribution up to 6%. Although discretionary contributions by the Company are permitted by the plan, the Company did not make any such contributions in 2017, 2016 or 2015. The Company’s matching and discretionary contributions are made according to the same investment elections each participant has established for their deferral contributions.

Pension Plan. Historically, the Company offered a noncontributory defined benefit retirement plan (the “Pension Plan”) that qualified under Section 401(a) of the Internal Revenue Code. The Pension Plan provided for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years’ earnings out of the last 10 years of employment) multiplied by the employee’s years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of the average social security wage base multiplied by years of service not in excess of 35 years. Benefits were fully vested after five years of service. Effective December 31, 2012, the Company froze the Pension Plan for all participants. In December 2017, the Company’s Retirement Committee approved a resolution to terminate the Pension Plan effective April 1, 2018.

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. As discussed below, the contributions are invested to provide for benefits under the Pension Plan. The Company did not make any contributions to the Pension Plan in 2017, 2016 or 2015. If needed, the Company expects to contribute an amount sufficient to fully fund the Plan at the time of the expected liquidation in 2018.

The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

($ in thousands)	2017	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$36,840	36,164	35,615
Service cost	—	—	—
Interest cost	1,449	1,502	1,364
Actuarial (gain) loss	1,941	1,288	1,236
Benefits paid	(2,080)	(2,114)	(2,051)
Benefit obligation at end of year	38,150	36,840	36,164
Change in plan assets
Plan assets at beginning of year	36,950	35,489	37,282
Actual return on plan assets	6,436	3,575	258
Employer contributions	—	—	—
Benefits paid	(2,080)	(2,114)	(2,051)
Plan assets at end of year	41,306	36,950	35,489

Funded status at end of year	$3,156	110	(675)

The accumulated benefit obligation related to the Pension Plan was $38,150,000, $36,840,000, and $36,164,000 at December 31, 2017, 2016, and 2015, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2017 and 2016 as it relates to the Pension Plan, excluding the related deferred tax assets.

($ in thousands)	2017	2016

Other assets	$3,156	110
Other liabilities	—	—
	$3,156	110

The following table presents information regarding the amounts recognized in accumulated other comprehensive income (“AOCI”) at December 31, 2017 and 2016, as it relates to the Pension Plan.

($ in thousands)	2017	2016

Net gain (loss)	$(3,925)	(5,856)
Prior service cost	—	—
Amount recognized in AOCI before tax effect	(3,925)	(5,856)
Tax (expense) benefit	1,452	2,164
Net amount recognized as increase (decrease) to AOCI	$(2,473)	(3,692)

The following table reconciles the beginning and ending balances of AOCI at December 31, 2017 and 2016, as it relates to the Pension Plan:

($ in thousands)	2017	2016

Accumulated other comprehensive loss at beginning of fiscal year	$(3,692)	(3,466)
Net gain (loss) arising during period	1,686	(412)
Amortization of unrecognized actuarial loss	244	238
Tax (expense) benefit of changes during the year, net	(711)	(52)
Accumulated other comprehensive gain (loss)	(2,473)	(3,692)
Reclassification from AOCI to Retained Earnings due to statutory tax changes	(436)	—
Accumulated other comprehensive gain (loss) at end of fiscal year	$(2,909)	(3,692)

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

($ in thousands)	2017	2016

Prepaid pension cost as of beginning of fiscal year	$5,965	5,007
Net periodic pension income (cost) for fiscal year	1,117	958
Actual employer contributions	—	—
Prepaid pension asset as of end of fiscal year	$7,082	5,965

Net pension (income) cost for the Pension Plan included the following components for the years ended December 31, 2017, 2016, and 2015:

($ in thousands)	2017	2016	2015

Service cost – benefits earned during the period	$—	—	—
Interest cost on projected benefit obligation	1,449	1,502	1,364
Expected return on plan assets	(2,810)	(2,698)	(2,847)
Net amortization and deferral	244	238	—
Net periodic pension (income) cost	$(1,117)	(958)	(1,483)

The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods, assuming the Pension Plan is operated on an ongoing basis. As previously noted, the Company intends to terminate and liquidate the Pension Plan in 2018, which would result in the settlement of all benefits.

($ in thousands)	Estimated benefit payments
Year ending December 31, 2018	$1,539
Year ending December 31, 2019	1,711
Year ending December 31, 2020	1,764
Year ending December 31, 2021	1,867
Year ending December 31, 2022	1,910
Years ending December 31, 2023-2027	10,039

For each of the years ended December 31, 2017, 2016, and 2015, the Company used an expected long-term rate-of-return-on-assets assumption of 7.75%. The Company arrived at this rate based primarily on a third-party investment consulting firm’s historical analysis of investment returns, which indicated that the mix of the Pension Plan’s assets (generally 75% equities and 25% fixed income) can be expected to return approximately 7.75% on a long term basis.

In December 2017, as a result of the Company’s intent to terminate and liquidate the Pension Plan, the Pension Plan’s assets were all shifted into a money market fund.

Prior to the re-allocation of the Funds in the Pension Plan in December 2017, the Funds were invested in a mix of investment types in accordance with the Pension Plan’s investment policy, which was intended to provide an average annual rate of return of 7% to 10%, while maintaining proper diversification.

The fair values of the Company’s pension plan assets at December 31, 2017, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$41,306	—	41,306	—
Total	$41,306	—	41,306	—

The fair values of the Company’s pension plan assets at December 31, 2016, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$9,590	—	9,590	—

Equity investments
Large cap value fund	15,595	15,595	—	—
Small cap growth fund	2,624	2,624	—	—
Mid cap equity fund	3,220	3,220	—	—
Foreign equity fund	2,669	2,669	—	—
Company stock	3,252	3,252	—	—
Total	$36,950	27,360	9,590	—

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2017 and 2016.

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

The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2017	2016	2015
Change in benefit obligation
Projected benefit obligation at beginning of year	$5,910	5,778	5,216
Service cost	118	106	201
Interest cost	227	238	206
Actuarial (gain) loss	85	145	497
Benefits paid	(370)	(357)	(342)
Projected benefit obligation at end of year	5,970	5,910	5,778
Plan assets	—	—	—
Funded status at end of year	$(5,970)	(5,910)	(5,778)

The accumulated benefit obligation related to the SERP was $5,970,000, $5,910,000, and $5,778,000 at December 31, 2017, 2016, and 2015, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2017 and 2016 as it relates to the SERP, excluding the related deferred tax assets.

($ in thousands)	2017	2016

Other assets – prepaid pension asset (liability)	$(6,695)	(6,754)
Other assets (liabilities)	725	844
	$(5,970)	(5,910)

The following table presents information regarding the amounts recognized in AOCI at December 31, 2017 and 2016, as it relates to the SERP:

($ in thousands)	2017	2016

Net gain (loss)	$725	844
Prior service cost	—	—
Amount recognized in AOCI before tax effect	725	844
Tax (expense) benefit	(268)	(311)
Net amount recognized as increase (decrease) to AOCI	$457	533

The following table reconciles the beginning and ending balances of AOCI at December 31, 2017 and 2016, as it relates to the SERP:

($ in thousands)	2017	2016

Accumulated other comprehensive income at beginning of fiscal year	$533	625
Net gain (loss) arising during period	(85)	(145)
Prior service cost	—	—
Amortization of unrecognized actuarial loss	(34)	(35)
Amortization of prior service cost and transition obligation	—	—
Tax benefit (expense) related to changes during the year, net	43	88
Accumulated other comprehensive income (loss) at end of fiscal year	$457	533

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2017	2016

Prepaid pension cost (liability) as of beginning of fiscal year	$(6,754)	(6,802)
Net periodic pension cost for fiscal year	(311)	(309)
Benefits paid	370	357
Prepaid pension cost (liability) as of end of fiscal year	$(6,695)	(6,754)

Net pension cost for the SERP included the following components for the years ended December 31, 2017, 2016, and 2015:

($ in thousands)	2017	2016	2015

Service cost – benefits earned during the period	$118	106	201
Interest cost on projected benefit obligation	227	238	206
Net amortization and deferral	(34)	(35)	(79)
Net periodic pension cost	$311	309	328

The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2018	$414
Year ending December 31, 2019	411
Year ending December 31, 2020	408
Year ending December 31, 2021	420
Year ending December 31, 2022	415
Years ending December 31, 2023-2027	2,041

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2017, 2016, and 2015:

	2017		2016		2015
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	3.97%	3.97%	4.17%	4.17%	3.82%	3.82%
Discount rate used to calculate end of year liability disclosures	3.46%	3.46%	3.97%	3.97%	4.17%	4.17%
Expected long-term rate of return on assets	7.75%	n/a	7.75%	n/a	7.75%	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

The Company’s discount rate policy is based on a calculation of the Company’s expected pension payments, with those payments discounted using the Citigroup Pension Index yield curve.

Note 13. Commitments, Contingencies, and Concentrations of Credit Risk

See Note 11 with respect to future obligations under noncancelable operating leases.

In the normal course of the Company’s business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit that are not reflected in the financial statements. The following table presents the Company’s outstanding loan commitments at December 31, 2017.

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$225	456	681
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	144	513	657
Total	$369	969	1,338

At December 31, 2017 and 2016, the Company had $15.2 million and $12.7 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a guarantee made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the standby letter of credit. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past two years, the Company has only had to honor a few standby letters of credit, which have been or are being repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.

The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company.

The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Beaufort, Bladen, Brunswick, Buncombe, Cabarrus, Carteret, Chatham, Columbus, Cumberland, Dare, Davidson, Duplin, Guilford, Harnett, Henderson, Hoke, Iredell, Lee, Madison, McDowell, Mecklenburg, Montgomery, Moore, New Hanover, Onslow, Pitt, Randolph, Richmond, Robeson, Rockingham, Rowan, Scotland, Stanly, Transylvania and Wake Counties in North Carolina, and Chesterfield, Dillon, and Florence Counties in South Carolina. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

The Company’s loan portfolio is not concentrated in loans to any single borrower or to a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, the Company monitors exposure to credit risk that could arise from potential concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. The Company has determined that there is no concentration of credit risk associated with its lending policies or practices.

The Company’s investment portfolio consists principally of obligations of government-sponsored enterprises, mortgage-backed securities guaranteed by government-sponsored enterprises, corporate bonds, and general obligation municipal securities. The Company also holds stock with the Federal Reserve Bank and the Federal Home Loan Bank as a requirement for membership in the system. The following are the fair values at December 31, 2017 of securities to any one issuer/guarantor that exceed $2.0 million, with such amounts representing the maximum amount of credit risk that the Company would incur if the issuer did not repay the obligation.

($ in thousands) Issuer	Amortized Cost	Fair Value
Fannie Mae – mortgage-backed securities	$154,606	153,561
Freddie Mac – mortgage-backed securities	107,712	106,722
Ginnie Mae – mortgage-backed securities	63,812	63,030
Small Business Administration securities	34,821	34,378
Federal Home Loan Bank of Atlanta - common stock	19,647	19,647
Federal Reserve Bank - common stock	11,691	11,691
Bank of America corporate bonds	7,000	7,153
Federal Home Loan Bank System - bonds	6,500	6,440
Citigroup, Inc. corporate bonds	6,035	6,096
North Carolina State municipal bonds	5,589	5,608
Goldman Sachs Group Inc. corporate bond	5,090	5,132
JP Morgan Chase corporate bond	5,022	5,075
Fannie Mae – bond	5,000	4,945
Financial Institutions, Inc. corporate bond	4,000	4,175
Spartanburg, South Carolina Sanitary Sewer District municipal bonds	3,851	3,982
Craven County, North Carolina municipal bonds	3,532	3,623
Wells Fargo & Company corporate bond	3,096	3,124
Eagle Bancorp corporate bond	2,549	2,500
Freddie Mac – bond	2,500	2,482
South Carolina State municipal bonds	2,179	2,312
Cary, North Carolina municipal bonds	2,023	2,049
Virginia State Housing Authority municipal bond	2,003	2,010

The Company primarily places its deposits and correspondent accounts with the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, Pacific Coast Bankers Bank (“PCBB”), and Bank of America. At December 31, 2017, the Company had deposits in the Federal Home Loan Bank of Atlanta totaling $3.8 million, deposits of $368.4 million in the Federal Reserve Bank, deposits of $0.1 million in PCBB, and deposits of $55.4 million in Bank of America. None of the deposits held at the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank are FDIC-insured, however the Federal Reserve Bank is a government entity and therefore risk of loss is minimal. The deposits held at PCBB and Bank of America are FDIC-insured up to $250,000.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2017.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$13,867	—	13,867	—
Mortgage-backed securities	295,213	—	295,213	—
Corporate bonds	34,190	—	34,190	—
Total available for sale securities	$343,270	—	343,270	—

Nonrecurring
Impaired loans	$14,086	—	—	14,086
Foreclosed real estate	12,571	—	—	12,571

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

Securities Available for Sale — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy. Most of the fair values for the Company’s Level 2 securities are determined by our third-party bond accounting provider using matrix pricing. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. For the Company, Level 2 securities include mortgage-backed securities, commercial mortgage-backed obligations, government-sponsored enterprise securities, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans	$14,086	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	12,571	Appraised value; List or contract price	Discounts to reflect current market conditions and estimated costs to sell	0-10%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the years ended December 31, 2017 or 2016.

For the year ended December 31, 2017, the increase in the fair value of securities available for sale was $639,000, and for the year ended December 31, 2016, the decrease in the fair value of securities available for sale was $1,919,000, which is included in other comprehensive income (net of tax expense of $234,000 and tax benefit of $683,000, for 2017 and 2016, respectively). Fair value measurement methods at December 31, 2017 and 2016 are consistent with those used in prior reporting periods.

As discussed in Note 1(p), the Company is required to disclose estimated fair values for its financial instruments. Fair value estimates as of December 31, 2017 and 2016 and limitations thereon are set forth below for the Company’s financial instruments. See Note 1(p) for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

		December 31, 2017		December 31, 2016
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$114,301	114,301	71,645	71,645
Due from banks, interest-bearing	Level 1	375,189	375,189	234,348	234,348
Securities available for sale	Level 2	343,270	343,270	199,329	199,329
Securities held to maturity	Level 2	118,503	118,998	129,713	130,195
Presold mortgages in process of settlement	Level 1	12,459	12,459	2,116	2,116
Total loans, net of allowance	Level 3	4,019,071	4,010,551	2,686,931	2,650,820
Accrued interest receivable	Level 1	14,094	14,094	9,286	9,286
Bank-owned life insurance	Level 1	99,162	99,162	74,138	74,138

Deposits	Level 2	4,406,955	4,401,757	2,947,353	2,944,968
Borrowings	Level 2	407,543	397,903	271,394	263,255
Accrued interest payable	Level 2	1,235	1,235	539	539

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

Note 15. Equity-Based Compensation Plans

The Company recorded total stock-based compensation expense of $1,095,000, $714,000 and $710,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Of the $1,095,000 in expense that was recorded in 2017, approximately $320,000 related to the June 1, 2017 director grants discussed below, and is classified as “other operating expenses” in the Consolidated Statements of Income. The remaining $775,000 in expense relates to the employee grants discussed below and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $405,000, $264,000, and $277,000 of income tax benefits related to stock based compensation expense in the income statement for the years ended December 31, 2017, 2016, and 2015, respectively.

At December 31, 2017, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan and the First Bancorp 2007 Equity Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of December 31, 2017, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 809,690 shares remaining available for grant.

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

The Company’s senior officers receive their annual bonus earned under the Company’s annual incentive plan in a mix of 50% cash and 50% stock, with the stock being subject to a three year vesting term. In the last three years, a total of 55,648 shares of restricted stock have been granted related to performance in the preceding fiscal years. Total compensation expense associated with those grants was $758,000 and is being recognized over the respective vesting periods. The Company recorded $282,000, $220,000 and $93,000, for the years ended December 31, 2017, 2016 and 2015, respectively.

In the last three years, the Compensation Committee of the Company’s Board of Directors also granted 130,059 shares of stock to various employees of the Company to promote retention. The total value associated with these grants amounted to $2.8 million, and is being recorded as expense over their three year vesting periods. For 2017, 2016, and 2015, total compensation expense related to these grants was $491,000, $366,000, and $488,000, respectively. All grants were issued based on the closing price of the Company’s common stock on the date of the grant.

Based on the vesting schedules of the shares of restricted stock currently outstanding, the Company expects to record $733,000 in stock-based compensation expense in 2018.

The following table presents information regarding the activity during 2015, 2016, and 2017 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted- Average Grant- Date Fair Value

Nonvested at January 1, 2015	50,438	$11.42

Granted during the period	65,618	17.28
Vested during the period	(20,117)	17.44
Forfeited or expired during the period	(40,610)	9.87

Nonvested at December 31, 2015	55,329	$17.31

Granted during the period	65,255	19.40
Vested during the period	(28,794)	17.79
Forfeited or expired during the period	—	—

Nonvested at December 31, 2016	91,790	$18.65

Granted during the period	48,322	31.05
Vested during the period	(28,275)	20.05
Forfeited or expired during the period	(8,535)	18.34

Nonvested at December 31, 2017	103,302	$24.09

In years prior to 2009, stock options were the primary form of equity grant utilized by the Company. The stock options had a term of ten years. In a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

At December 31, 2017, there were 38,689 stock options outstanding related to the two First Bancorp plans, with exercise prices ranging from $14.35 to $16.81.

The following table presents information regarding the activity since January 1, 2015 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2015	179,102	$18.55

Granted	—	—
Exercised	(7,353)	15.20		$19,843
Forfeited	—	—
Expired	(54,341)	19.93

Balance at December 31, 2015	117,408	$18.12

Granted	—	—
Exercised	(23,710)	15.84		$81,894
Forfeited	—	—
Expired	(33,750)	21.39

Balance at December 31, 2016	59,948	$17.18

Granted	—	—
Exercised	(21,259)	19.16		$236,584
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2017	38,689	$16.09	0.67	$743,679

Exercisable at December 31, 2017	38,689	$16.09	0.67	$743,679

In 2017, 2016 and 2015, the Company received $287,000, $375,000 and $112,000, respectively, as a result of stock option exercises.

The following table summarizes information about the stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/17	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/17	Weighted- Average Exercise Price

$13.27 to $15.48	9,000	1.4	$14.35	9,000	$14.35
$15.48 to $17.70	29,689	0.4	16.61	29,689	16.61
	38,689	0.7	$16.09	38,689	$16.09

Note 16. Regulatory Restrictions

The Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the FRB and the North Carolina Commissioner of Banks.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized.”)

As of December 31, 2017, approximately $580,000,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

The average reserve balance maintained by the Bank under the requirements of the FRB was approximately $9,924,000 for the year ended December 31, 2017.

The Company and the Bank must comply with regulatory capital requirements established by the FRB. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In 2013, the FRB approved final rules implementing the Basel Committee on Banking Supervision capital guidelines, referred to a “Basel III.” The final rules established a new “Common Equity Tier I” ratio; new higher capital ratio requirements, including a capital conservation buffer; narrowed the definitions of capital; imposed new operating restrictions on banking organizations with insufficient capital buffers; and increased the risk weighting of certain assets. The final rules became effective January 1, 2015 for the Company. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk weighted assets, and will increase each year until fully implemented at 2.5% in January 1, 2019. The capital conservation buffer requirement at December 31, 2017 was 1.25%.

As of December 31, 2017, the capital standards require the Company to maintain minimum ratios of “Common Equity Tier I” capital to total risk-weighted assets, “Tier I” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common Equity Tier I capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier I capital is comprised of Common Equity Tier I capital plus Additional Tier I Capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

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

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as “well capitalized,” which are presented with the minimum ratios, the Company’s ratios and the Bank’s ratios as of December 31, 2017 and 2016 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework. There are no conditions or events since that notification that management believes have changed the Company’s classification.

Also see Note 19 for discussion of preferred stock transactions that have affected the Company’s capital ratios.

	Actual		Fully Phased-In Regulatory Guidelines Minimum		To Be Well Capitalized Under Current Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2017
Common Equity Tier I Capital Ratio
Company	$456,826	10.72%	$298,406	7.00%	$ N/A	N/A
Bank	507,496	11.91%	298,277	7.00%	276,972	6.50%
Total Capital Ratio
Company	532,907	12.50%	447,609	10.50%	N/A	N/A
Bank	531,612	12.48%	447,416	10.50%	426,111	10.00%
Tier I Capital Ratio
Company	508,791	11.94%	362,350	8.50%	N/A	N/A
Bank	507,496	11.91%	362,194	8.50%	340,889	8.00%
Leverage Ratio
Company	508,791	9.58%	212,536	4.00%	N/A	N/A
Bank	507,496	9.57%	212,224	4.00%	265,281	5.00%

As of December 31, 2016
Common Equity Tier I Capital Ratio
Company	$308,712	10.92%	$197,968	7.00%	$ N/A	N/A
Bank	350,578	12.40%	197,858	7.00%	183,725	6.50%
Total Capital Ratio
Company	377,847	13.36%	296,952	10.50%	N/A	N/A
Bank	375,062	13.27%	296,787	10.50%	282,654	10.00%
Tier I Capital Ratio
Company	353,363	12.49%	240,390	8.50%	N/A	N/A
Bank	350,578	12.40%	240,256	8.50%	226,124	8.00%
Leverage Ratio
Company	353,363	10.17%	138,981	4.00%	N/A	N/A
Bank	350,578	10.10%	138,908	4.00%	173,634	5.00%

Note 17. Supplementary Income Statement Information

Components of other noninterest income/expense exceeding 1% of total income for any of the years ended December 31, 2017, 2016, and 2015 are as follows:

($ in thousands)	2017	2016	2015

Other service charges, commissions, and fees – debit card interchange income	$7,732	6,564	6,433
Other service charges, commissions, and fees – other interchange income	3,722	3,018	2,288

Other operating expenses – data processing expense	2,910	2,010	1,935
Other operating expenses – credit/debit card processing expense	2,797	2,296	2,181
Other operating expenses – marketing	2,549	1,999	1,674
Other operating expenses – outside consultants	2,511	1,700	1,677
Other operating expenses – telephone and data line expense	2,470	2,311	2,133
Other operating expenses – stationery and supplies	2,399	2,066	2,039
Other operating expenses – FDIC insurance expense	2,350	2,009	2,394
Other operating expenses – dues and subscriptions	1,889	1,604	1,710
Other operating expenses – repossession and collection	1,736	1,842	2,167
Other operating expenses – legal and audit	1,497	1,408	1,689

Note 18. Condensed Parent Company Information

Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2017	2016
Assets
Cash on deposit with bank subsidiary	$4,535	4,530
Investment in wholly-owned subsidiaries, at equity	745,669	410,261
Premises and Equipment	7	7
Other assets	—	1,659
Total assets	$750,211	416,457

Liabilities and shareholders’ equity
Trust preferred securities	$53,758	46,394
Other liabilities	3,474	1,962
Total liabilities	57,232	48,356

Shareholders’ equity	692,979	368,101

Total liabilities and shareholders’ equity	$750,211	416,457

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2017	2016	2015

Dividends from wholly-owned subsidiaries	$52,732	9,000	72,500
Earnings of wholly-owned subsidiaries, net of dividends	(4,793)	20,517	(43,328)
Interest expense	(1,867)	(1,216)	(1,032)
All other income and expenses, net	(100)	(792)	(1,106)
Net income	45,972	27,509	27,034

Preferred stock dividends	—	(175)	(603)

Net income available to common shareholders	$45,972	27,334	26,431

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2017	2016	2015

Operating Activities:
Net income	$45,972	27,509	27,034
Excess of dividends over earnings of subsidiaries (Equity in undistributed earnings of subsidiaries)	4,793	(20,517)	43,328
Decrease in other assets	283	15	1
Increase (decrease) in other liabilities	(67)	130	(272)
Total – operating activities	50,981	7,137	70,091

Investing Activities:
Downstream cash investment to subsidiary	(9,000)	—	—
Note receivable proceeds received	3,054
Proceeds from sales of investments	174	—	—
Net cash paid in acquisitions	(37,664)	—	—
Total - investing activities	(43,436)	—	—

Financing Activities:
Payment of preferred and common cash dividends	(7,596)	(6,632)	(7,105)
Redemption of preferred stock	—	—	(63,500)
Proceeds from issuance of common stock	287	375	112
Stock withheld for payment of taxes	(231)	(166)	(54)
Total - financing activities	(7,540)	(6,423)	(70,547)
Net increase (decrease) in cash	5	714	(456)
Cash, beginning of year	4,530	3,816	4,272
Cash, end of year	$4,535	4,530	3,816

Note 19. Preferred Stock

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

For the twelve months ended December 31, 2015, the Company accrued approximately $370,000 in preferred dividend payments for the Series B Preferred Stock. This amount is deducted from net income in computing “Net income available to common shareholders.”

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

The Series C Preferred Stock paid a dividend per share equal to that of the Company’s common stock. The Company accrued approximately $175,000 and $233,000 in preferred dividend payments for the Series C Preferred Stock during 2016 and 2015, respectively.

Note 20. Subsequent Event

In February 2018, the Company received loan recoveries totaling $2.7 million on two loans that had been previously charged-off.  Including those recoveries, the Company has recorded $3.3 million in total net recoveries from January 1, 2018 through February 28, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Bancorp

Southern Pines, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ending December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, PLLC

We have served as the Company’s auditor since 2005.

Charlotte, North Carolina

March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Bancorp

Opinion on the Internal Control Over Financial Reporting

We have audited First Bancorp and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and our report dated March 1, 2018 expressed an unqualified opinion.

As described in Management’s Report On Internal Control Over Financial Reporting, management has excluded ASB Bancorp, Inc. (“Asheville Savings Bank”) from its assessment of internal control over financial reporting as of December 31, 2017, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2017. We have also excluded Asheville Savings Bank from our audit of internal control over financial reporting. Asheville Savings Bank constituted approximately 4 percent of total consolidated revenue (interest income and noninterest income) for the year ended December 31, 2017 and 14 percent of total consolidated assets as of December 31, 2017.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Elliott Davis, PLLC

Charlotte, North Carolina

March 1, 2018

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The scope of management’s assessment of internal control over financial reporting as of December 31, 2017 has excluded the operations of ASB Bancorp, Inc., which was acquired during the fourth quarter of 2017. Based on Management’s evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2017.

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

Elliott Davis, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2017, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2017, as stated in their report, which is included in Item 8 hereof.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2017 that were reasonably likely to materially affect our internal control over financial reporting.

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

2.a	Purchase and Assumption Agreement dated as of March 3, 2016 between First Bank (as Seller) and First Community Bank (as Purchaser) was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.b	Purchase and Assumption Agreement dated as of March 3, 2016 between First Community Bank (as Seller) and First Bank (as Purchaser) was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.c	Merger Agreement between First Bancorp and Carolina Bank Holdings, Inc. dated June 21, 2016 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016, and is incorporated herein by reference.

2.d	Merger Agreement between First Bancorp and ASB Bancorp, Inc. dated May 1, 2017 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 1, 2017, and is incorporated herein by reference.

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 9, 2018, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

10.a	Form of Indemnification Agreement between the Company and its Directors and Officers was filed as Exhibit 10.a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and is incorporated herein by reference.

10.b	First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2006, and is incorporated herein by reference. (*)

10.c	First Bancorp 2007 Equity Plan was filed as Appendix B to the Registrant's Form Def 14A filed on March 27, 2007, and is incorporated herein by reference. (*)

10.d	First Bancorp 2014 Equity Plan was filed as Appendix B to the Registrant’s Form Def 14A filed on April 4, 2014, and is incorporated herein by reference. (*)

10.e	First Bancorp Long Term Care Insurance Plan was filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (*)

10.f	Advances and Security Agreement with the Federal Home Loan Bank of Atlanta dated February 15, 2005 was attached as Exhibit 99(a) to the Company’s Current Report on Form 8-K filed on February 22, 2005, and is incorporated herein by reference.

10.g	Form of Stock Option and Performance Unit Award Agreement was filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 23, 2008, and is incorporated herein by reference. (*)

10.h	Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K was filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as is incorporated herein by reference. (*)

10.i	Form of Restricted Stock Award Agreement under the First Bancorp 2007 Equity Plan was filed as Exhibit 10.u to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated herein by reference. (*)

10.j	First Bancorp Employees’ Pension Plan, including amendments, was filed as Exhibit 10.v to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated herein by reference. (*)

10.k	Employment Agreement between the Company and Richard H. Moore dated August 28, 2012 was filed as Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and is incorporated herein by reference. Amendments to this agreement were filed in the Company’s Current Reports on Form 8-K filed on March 9, 2017 and February 9, 2018 and are incorporated herein by reference. (*)

10.l	Employment Agreement between the Company and Michael G. Mayer dated March 10, 2014 was filed as Exhibit 10.z to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference. (*)

10.m	Amendment to the First Bancorp Senior Management Supplemental Executive Retirement Plan dated March 11, 2014 was filed as Exhibit 10.aa to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference. (*)

10.n	Employment Agreement between the Company and Eric P. Credle dated November 7, 2014 was filed as Exhibit 10.a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and is incorporated herein by reference. (*)

10.o	The Company’s Annual Incentive Plan for certain employees and executive officers was filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on March 2, 2015, and is incorporated herein by reference. (*)

10.p	Exchange Agreement by and between First Bancorp and Castle Creek Capital Partners IV, LP dated as of December 22, 2016 was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2016, and is incorporated herein by reference.

10.q	The Executive Nonqualified Excess Plan Document.(*)

10.r	The Executive Nonqualified Excess Plan Adoption Agreement dated January 30, 2017. (*)

10.s	The Executive Nonqualified Excess Plan Adoption Agreement dated February 26, 2018. (*)

12	Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm, Elliott Davis, PLLC

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

(b)	Exhibits - see (a)(3) above.

(c)	No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southern Pines, and State of North Carolina, on the 1st day of March 2018.

First Bancorp

By: /s/ Richard H. Moore

Richard H. Moore

         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers

/s/ Richard H. Moore Richard H. Moore Chief Executive Officer March 1, 2018	/s/ Eric P. Credle Eric P. Credle Executive Vice President Chief Financial Officer (Principal Accounting Officer) March 1, 2018

Board of Directors

/s/ James C. Crawford, III James C. Crawford, III Chairman of the Board Director March 1, 2018	/s/ Michael G. Mayer Michael G. Mayer Director March 1, 2018

/s/ Donald H. Allred Donald H. Allred Director March 1, 2018	/s/ Richard H. Moore Richard H. Moore Director March 1, 2018
/s/ Daniel T. Blue, Jr. Daniel T. Blue, Jr. Director March 1, 2018	/s/ Thomas F. Phillips Thomas F. Phillips Director March 1, 2018

/s/ Mary Clara Capel Mary Clara Capel Director March 1, 2018	/s/ O. Temple Sloan, III O. Temple Sloan, III Director March 1, 2018

/s/ Suzanne DeFerie Suzanne DeFerie Director March 1, 2018	/s/ Frederick L. Taylor II Frederick L. Taylor II Director March 1, 2018

/s/ Abby J. Donnelly Abby J. Donnelly Director March 1, 2018	/s/ Virginia C. Thomasson Virginia C. Thomasson Director March 1, 2018

/s/ John B. Gould John B. Gould Director March 1, 2018	/s/ Dennis A. Wicker Dennis A. Wicker Director March 1, 2018