Form 10-Q
period 2018-03-31
FIRST BANCORP /NC/
filed 2018-05-10
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant's Common Stock outstanding on April 30, 2018 was 29,660,967.

INDEX

FIRST BANCORP AND SUBSIDIARIES

Index

FORWARD-LOOKING STATEMENTS

Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2017 Annual Report on Form 10-K.

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	March 31, 2018	December 31, 2017 (audited)	March 31, 2017
ASSETS
Cash and due from banks, noninterest-bearing	$78,217	114,301	81,514
Due from banks, interest-bearing	448,515	375,189	323,646
Total cash and cash equivalents	526,732	489,490	405,160

Securities available for sale	341,001	343,270	214,743
Securities held to maturity (fair values of $111,201, $118,998, and $134,185)	112,058	118,503	133,254

Presold mortgages in process of settlement	6,029	12,459	11,661

Loans	4,113,785	4,042,369	3,289,355
Allowance for loan losses	(23,298)	(23,298)	(23,546)
Net loans	4,090,487	4,019,071	3,265,809

Premises and equipment	115,542	116,233	97,142
Accrued interest receivable	13,270	14,094	10,524
Goodwill	231,681	233,070	142,872
Other intangible assets	24,079	24,437	12,811
Foreclosed real estate	11,307	12,571	12,789
Bank-owned life insurance	99,786	99,162	86,923
Other assets	69,555	64,677	48,158
Total assets	$5,641,527	5,547,037	4,441,846

LIABILITIES
Deposits: Noninterest bearing checking accounts	$1,227,608	1,196,161	958,175
Interest bearing checking accounts	896,189	884,254	694,898
Money market accounts	1,035,261	984,945	814,079
Savings accounts	445,405	454,860	415,600
Time deposits of $100,000 or more	606,313	593,123	486,556
Other time deposits	284,932	293,612	259,862
Total deposits	4,495,708	4,406,955	3,629,170
Borrowings	407,059	407,543	290,403
Accrued interest payable	1,306	1,235	691
Other liabilities	31,804	38,325	32,121
Total liabilities	4,935,877	4,854,058	3,952,385

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series C, convertible, issued & outstanding: none, none, and none	̶	̶	̶
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 29,660,967, 29,639,374, and 24,663,241 shares	433,305	432,794	262,180
Retained earnings	282,038	264,331	231,503
Stock in rabbi trust assumed in acquisition	(3,588)	(3,581)	(7,688)
Rabbi trust obligation	3,588	3,581	7,688
Accumulated other comprehensive income (loss)	(9,693)	(4,146)	(4,222)
Total shareholders’ equity	705,650	692,979	489,461
Total liabilities and shareholders’ equity	$5,641,527	5,547,037	4,441,846

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Interest and fees on loans	$50,170	33,703
Interest on investment securities:
Taxable interest income	3,032	1,824
Tax-exempt interest income	380	443
Other, principally overnight investments	1,479	498
Total interest income	55,061	36,468

INTEREST EXPENSE
Savings, checking and money market accounts	979	522
Time deposits of $100,000 or more	1,411	714
Other time deposits	283	166
Borrowings	1,881	770
Total interest expense	4,554	2,172

Net interest income	50,507	34,296
Provision (reversal) for loan losses	(3,659)	723
Net interest income after provision for loan losses	54,166	33,573

NONINTEREST INCOME
Service charges on deposit accounts	3,263	2,614
Other service charges, commissions and fees	4,597	3,173
Fees from presold mortgage loans	859	768
Commissions from sales of insurance and financial products	1,940	840
SBA consulting fees	1,141	1,260
SBA loan sale gains	3,802	622
Bank-owned life insurance income	623	508
Foreclosed property gains (losses), net	(288)	25
Securities gains (losses), net	—	(235)
Other gains (losses), net	4	234
Total noninterest income	15,941	9,809

NONINTEREST EXPENSES
Salaries expense	19,398	13,950
Employee benefits expense	4,607	3,910
Total personnel expense	24,005	17,860
Occupancy expense	2,802	2,184
Equipment related expenses	1,252	1,058
Merger and acquisition expenses	2,761	2,373
Intangibles amortization expense	1,672	576
Other operating expenses	11,106	8,021
Total noninterest expenses	43,598	32,072

Income before income taxes	26,509	11,310
Income tax expense	5,836	3,755

Net income available to common shareholders	$20,673	7,555

Earnings per common share:
Basic	$0.70	0.34
Diluted	0.70	0.34

Dividends declared per common share	$0.10	0.08

Weighted average common shares outstanding:
Basic	29,533,869	21,983,963
Diluted	29,624,150	22,064,923

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
($ in thousands-unaudited)	2018	2017

Net income	$20,673	7,555
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(7,290)	1,113
Tax (expense) benefit	1,703	(407)
Reclassification to realized (gains) losses	—	235
Tax expense (benefit)	—	(87)
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	52	51
Tax expense (benefit)	(12)	(20)
Other comprehensive income (loss)	(5,547)	885
Comprehensive income	$15,126	8,440

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Common Stock		Retained	Stock in Rabbi Trust Assumed in Acquisi-	Rabbi Trust	Accumulated Other Compre- hensive Income	Total Share- holders’
	Shares	Amount	Earnings	tion	Obligation	(Loss)	Equity

Balances, January 1, 2017	20,845	$147,287	225,921	̶	̶	(5,107)	368,101

Net income			7,555				7,555
Cash dividends declared ($0.08 per common share)			(1,973)				(1,973)
Equity issued pursuant to acquisition	3,799	114,478		(7,688)	7,688		114,478
Stock option exercises	4	45					45
Stock-based compensation	15	370					370
Other comprehensive income (loss)						885	885

Balances, March 31, 2017	24,663	$262,180	231,503	(7,688)	7,688	(4,222)	489,461

Balances, January 1, 2018	29,639	$432,794	264,331	(3,581)	3,581	(4,146)	692,979

Net income			20,673				20,673
Cash dividends declared ($0.10 per common share)			(2,966)				(2,966)
Payment of deferred fees				(7)	7		—
Stock option exercises	8	108					108
Stock-based compensation	14	403					403
Other comprehensive income (loss)						(5,547)	(5,547)

Balances, March 31, 2018	29,661	$433,305	282,038	(3,588)	3,588	(9,693)	705,650

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2018	2017
Cash Flows From Operating Activities
Net income	$20,673	7,555
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	(3,659)	723
Net security premium amortization	685	232
Loan discount accretion	(2,111)	(1,360)
Purchase accounting accretion and amortization, net	(71)	(48)
Foreclosed property (gains) losses and write-downs, net	288	(25)
Loss (gain) on securities available for sale	—	235
Other losses (gains)	(4)	(234)
Decrease (increase) in net deferred loan fees	(786)	655
Depreciation of premises and equipment	1,445	1,300
Stock-based compensation expense	231	178
Amortization of intangible assets	1,672	576
Fees/gains from sale of presold mortgages and SBA loans	(4,661)	(1,390)
Origination of presold mortgages in process of settlement	(33,834)	(39,061)
Proceeds from sales of presold mortgages in process of settlement	40,945	37,493
Origination of SBA loans for sale	(63,040)	(9,779)
Proceeds from sales of SBA loans	50,996	7,961
Decrease in accrued interest receivable	824	279
Decrease in other assets	2,030	3,741
Increase (decrease) in accrued interest payable	71	(112)
Decrease in other liabilities	(6,279)	(8,257)
Net cash provided by operating activities	5,415	662

Cash Flows From Investing Activities
Purchases of securities available for sale	(13,182)	(29,313)
Proceeds from maturities/issuer calls of securities available for sale	7,764	6,632
Proceeds from maturities/issuer calls of securities held to maturity	6,159	7,357
Proceeds from sales of securities available for sale	—	46,618
Purchases of Federal Reserve and Federal Home Loan Bank stock, net	(6,099)	(3,766)
Net increase in loans	(49,662)	(81,048)
Proceeds from sales of foreclosed real estate	1,455	1,818
Purchases of premises and equipment	(1,224)	(873)
Proceeds from sales of premises and equipment	540	̶
Net cash received in acquisition	—	56,185
Net cash provided (used) by investing activities	(54,249)	3,610

Cash Flows From Financing Activities
Net increase in deposits	88,869	96,519
Net decrease in borrowings	(529)	—
Cash dividends paid – common stock	(2,372)	(1,669)
Proceeds from stock option exercises	108	45
Net cash provided by financing activities	86,076	94,895

Increase in cash and cash equivalents	37,242	99,167
Cash and cash equivalents, beginning of period	489,490	305,993

Cash and cash equivalents, end of period	$526,732	405,160

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$4,483	2,020
Income taxes	(181)	(1,495)
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	(5,587)	854
Foreclosed loans transferred to other real estate	648	1,968

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended March 31, 2018 and 2017

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2018 and 2017 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2018 and 2017. All such adjustments were of a normal, recurring nature. Reference is made to the 2017 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2017 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and a discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The Company’s revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of the Company’s revenues were not affected. The guidance was effective for the Company on January 1, 2018 and the Company adopted the guidance using the modified retrospective method. The adoption did not have a material effect on the Company’s financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This update is intended to improve the recognition and measurement of financial instruments and it requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available for sale debt securities in combination with other deferred tax assets. The guidance also provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes and requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The amendments were effective for the Company on January 1, 2018 and the adoption of the guidance did not have a material effect on its financial statements.

In March 2016, the FASB amended the Liabilities topic of the Accounting Standards Codification to address the current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. The amendments were effective for the Company on January 1, 2018 and did not have a material effect on its financial statements.

In March 2017, the FASB amended the requirements in the Compensation—Retirement Benefits topic of the Accounting Standards Codification related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost

Index

component. The amendments were effective for the Company on January 1, 2018 and did not have a material effect on its financial statements.

In February 2018, the FASB issued guidance related to the Income Statement – Reporting Comprehensive Income topic of the Accounting Standards Codifcation, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017. The guidance will be effective for all annual and interim periods beginning January 1, 2019, with early adoption permitted. The Company chose to early adopt the new standard for the year ending December 31, 2017, as allowed under the new standard, and reclassified $0.7 million between Accumulated Other Comprehensive Income and Retained Earnings.

Accounting Standards Pending Adoption

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

In June 2016, the FASB issued guidance to change the accounting for credit losses. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  The guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The Company will apply the guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, the Company does not expect to elect that option. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance on its consolidated financial statements; however, the Company expects the adoption of this guidance will result in a significant increase in its recorded allowance for loan losses.

In January 2017, the FASB amended the Goodwill and Other Intangibles topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. The amount of goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this amendment to have a material effect on its financial statements.

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

Note 3 – Reclassifications

Certain amounts reported in the period ended March 31, 2018 have been reclassified to conform to the presentation for March 31, 2017. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Index

Note 4 – Acquisitions

Since January 1, 2017, the Company completed the acquisitions described below. The results of each acquired company are included in the Company’s results beginning on its respective acquisition date.

(1)	On March 3, 2017, the Company completed the acquisition of Carolina Bank Holdings, Inc. (“Carolina Bank”), headquartered in Greensboro, North Carolina, pursuant to an Agreement and Plan of Merger and Reorganization dated June 21, 2016. The results of Carolina Bank are included in First Bancorp’s results beginning on the March 3, 2017 acquisition date.

Carolina Bank Holdings, Inc. was the parent company of Carolina Bank, a North Carolina state-charted bank with eight bank branches located in the North Carolina cities of Greensboro, High Point, Burlington, Winston-Salem, and Asheboro, and mortgage offices in Burlington, Hillsborough, and Sanford. The acquisition complemented the Company’s expansion into several of these high-growth markets and increased its market share in others with facilities, operations and experienced staff already in place. The Company was willing to record goodwill primarily due to the reasons just noted, as well as the positive earnings of Carolina Bank. The total merger consideration consisted of $25.3 million in cash and 3,799,471 shares of the Company’s common stock, with each share of Carolina Bank common stock being exchanged for either $20.00 in cash or 1.002 shares of the Company’s stock, subject to the total consideration being 75% stock / 25% cash. The issuance of common stock was valued at $114.5 million and was based on the Company’s closing stock price on March 3, 2017 of $30.13 per share.

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Carolina Bank were recorded based on estimates of fair values as of March 3, 2017. The Company was able to change its valuations of acquired Carolina Bank assets and liabilities for up to one year after the acquisition date. The table below is a condensed balance sheet disclosing the amount assigned to each major asset and liability category of Carolina Bank on March 3, 2017, and the related fair value adjustments recorded by the Company to reflect the acquisition. The $65.1 million in goodwill that resulted from this transaction is non-deductible for tax purposes.

($ in thousands)	As Recorded by Carolina Bank	Initial Fair Value Adjustments		Measurement Period Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$81,466	(2)	(a)	—		81,464
Securities	49,629	(261)	(b)	—		49,368
Loans, gross	505,560	(5,469)	(c)	146	(l)	497,522
		(2,715)	(d)	—
Allowance for loan losses	(5,746)	5,746	(e)	—		̶
Premises and equipment	17,967	4,251	(f)	(319)	(m)	21,899
Core deposit intangible	—	8,790	(g)	—		8,790
Other	34,976	(4,804)	(h)	2,225	(n)	32,397
Total	683,852	5,536		2,052		691,440

Liabilities
Deposits	$584,950	431	(i)	—		585,381
Borrowings	21,855	(2,855)	(j)	(262)	(o)	18,738
Other	12,855	225	(k)	(444)	(p)	12,636
Total	619,660	(2,199)		(706)		616,755

Net identifiable assets acquired						74,685

Total cost of acquisition
Value of stock issued		$114,478
Cash paid in the acquisition		25,279
Total cost of acquisition						139,757

Goodwill recorded related to acquisition of Carolina Bank						$65,072

Index

Explanation of Fair Value Adjustments

(a)	This adjustment was recorded to a short-term investment to its estimated fair value.
(b)	This fair value adjustment was recorded to adjust the securities portfolio to its estimated fair value.
(c)	This fair value adjustment represents the amount necessary to reduce performing loans to their fair value due to interest rate factors and credit factors. Assuming the loans continue to perform, this amount will be amortized to increase interest income over the remaining lives of the related loans.
(d)	This fair value adjustment was recorded to write-down purchased credit impaired loans assumed in the acquisition to their estimated fair market value.
(e)	This fair value adjustment reduced the allowance for loan losses to zero as required by relevant accounting guidance.
(f)	This adjustment represents the amount necessary to increase premises and equipment from its book value on the date of acquisition to its estimated fair market value.
(g)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as expense on an accelerated basis over seven years.
(h)	This fair value adjustment primarily represents the net deferred tax liability associated with the other fair value adjustments made to record the transaction.
(i)	This fair value adjustment was recorded because the weighted average interest rate of Carolina Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount is being amortized to reduce interest expense on an accelerated basis over their remaining five year life.
(j)	This fair value adjustment was primarily recorded because the interest rate of Carolina Bank’s trust preferred security was less than the current interest rate on similar instruments. This amount is being amortized on approximately a straight-line basis to increase interest expense over the remaining life of the related borrowing, which is 18 years.
(k)	This fair value adjustment represents miscellaneous adjustments needed to record assets and liabilities at their fair value.
(l)	This fair value adjustment was a miscellaneous adjustment to increase the initial fair value of gross loans.
(m)	This fair value adjustment relates to miscellaneous adjustment to decrease the initial fair value of premises and equipment.
(n)	This fair value adjustment relates to changes in the estimate of deferred tax assets/liabilities associated with the acquisition and a miscellaneous adjustment to decrease the initial fair value of the foreclosed real estate acquired in the transaction.
(o)	This fair value adjustment relates to miscellaneous adjustments to decrease the initial fair value of borrowings.
(p)	This fair value adjustment relates to a change in the estimate of a contingent liability.

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

($ in thousands, except share data)	Carolina Bank Only - March 3, 2017- March 31, 2017	Pro Forma Combined Three Months Ended March 31, 2017
Net interest income	$1,886	38,209
Noninterest income	503	10,999
Total revenue	2,389	49,208

Net income available to common shareholders	210	5,377

Earnings per common share
Basic		$0.22
Diluted		0.22

Index

The above pro forma results for the three months ended March 31, 2017 include merger-related expenses and charges recorded by Carolina Bank prior to the acquisition that are nonrecurring in nature and amounted to $4.6 million pretax, or $3.1 million after-tax ($0.12 per basic and diluted share).

(2)	On September 1, 2017, First Bank Insurance completed the acquisition of Bear Insurance Service (“Bear Insurance”). The results of Bear Insurance are included the Company’s results beginning on the September 1, 2017 acquisition date.

Bear Insurance, an insurance agency based in Albemarle, North Carolina, with four locations in Stanly, Cabarrus, and Montgomery counties and annual commission income of approximately $4 million, represented an opportunity to complement the Company’s insurance agency operations in these markets and the surrounding areas. Also, this acquisition provided the Company with a larger platform for leveraging insurance services throughout the Company’s bank branch network. The transaction value was $9.8 million and the transaction was completed on September 1, 2017 with the Company paying $7.9 million in cash and issuing 13,374 shares of its common stock, which had a value of approximately $0.4 million. Per the terms of the agreement, the Company also recorded an earn-out liability valued at $1.2 million, which will be paid as a cash distribution after a four-year period if pre-determined goals are met for the periods.

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Bear Insurance were recorded based on estimates of fair values as of September 1, 2017. In connection with this acquisition, the Company recorded $5.3 million in goodwill, which is deductible for tax purposes, and $3.9 million in other amortizable intangible assets, which are also deductible for tax purposes.

(3)	On October 1, 2017, the Company completed the acquisition of ASB Bancorp, Inc. (“Asheville Savings Bank”), headquartered in Asheville, North Carolina, pursuant to an Agreement and Plan of Merger and Reorganization dated May 1, 2017. The results of Asheville Savings Bank are included in First Bancorp’s results beginning on the October 1, 2017 acquisition date.

ASB Bancorp, Inc. was the parent company of Asheville Savings Bank, a North Carolina state-chartered bank with eight bank branches located in Buncombe County, North Carolina and five bank branches located in the counties of Henderson, Madison, McDowell and Transylvania, all in North Carolina. The acquisition complemented the Company’s existing presence in the Asheville and surrounding markets, which are high-growth and highly desired markets. The Company was willing to record goodwill primarily due to the reasons just noted, as well as the positive earnings of Asheville Savings Bank. The total merger consideration consisted of $17.9 million in cash and 4,920,061 shares of the Company’s common stock, with each share of Asheville Savings Bank common stock being exchanged for either $41.90 in cash or 1.44 shares of the Company’s stock, subject to the total consideration being 90% stock / 10% cash. The issuance of common stock was valued at $169.3 million and was based on the Company’s closing stock price on September 30, 2017 of $34.41 per share.

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Asheville Savings Bank were recorded based on estimates of fair values as of October 1, 2017. The Company may change its valuations of acquired Asheville Savings Bank assets and liabilities for up to one year after the acquisition date. The table below is a condensed balance sheet disclosing the amount assigned to each major asset and liability category of Asheville Savings Bank on October 1, 2017, and the related fair value adjustments recorded by the Company to reflect the acquisition. The $87.5 million in goodwill that resulted from this acquisition is non-deductible for tax purposes.

Index

($ in thousands)	As Recorded by Asheville Savings Bank	Initial Fair Value Adjustments		Measurement Period Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$41,824	—		—		41,824
Securities	95,020	—		—		95,020
Loans, gross	617,159	(9,631)	(a)	—		606,180
		(1,348)	(b)	—
Allowance for loan losses	(6,685)	6,685	(c)	—		̶
Presold mortgages	3,785	—		—		3,785
Premises and equipment	10,697	9,857	(d)	—		20,554
Core deposit intangible	—	9,760	(e)	120	(i)	9,880
Other	35,944	(5,851)	(f)	—		30,093
Total	797,744	9,472		120		807,336

Liabilities
Deposits	$678,707	430	(g)	—		679,137
Borrowings	20,000	—		—		20,000
Other	8,943	298	(h)	(822)	(j)	8,419
Total	707,650	728		(822)		707,556

Net identifiable assets acquired						99,780

Total cost of acquisition
Value of stock issued		$169,299
Cash paid in the acquisition		17,939
Total cost of acquisition						187,238

Goodwill recorded related to acquisition of Asheville Savings Bank						$87,458

Explanation of Fair Value Adjustments

(a)	This fair value adjustment represents the amount necessary to reduce performing loans to their fair value due to interest rate factors and credit factors. Assuming the loans continue to perform, this amount will be amortized to increase interest income over the remaining lives of the related loans.
(b)	This fair value adjustment was recorded to write-down purchased credit impaired loans assumed in the acquisition to their estimated fair market value.
(c)	This fair value adjustment reduced the allowance for loan losses to zero as required by relevant accounting guidance.
(d)	This adjustment represents the amount necessary to increase premises and equipment from its book value on the date of acquisition to its estimated fair market value.
(e)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and is being amortized as expense on an accelerated basis over seven years.
(f)	This fair value adjustment primarily represents the net deferred tax liability associated with the other fair value adjustments made to record the transaction.
(g)	This fair value adjustment was recorded because the weighted average interest rate of Asheville Savings Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount is being amortized to reduce interest expense on an accelerated basis over their remaining five year life.
(h)	This fair value adjustment represents miscellaneous adjustments needed to record assets and liabilities at their fair value.
(i)	This fair value adjustment relates to a slightly revised estimate of the core deposit intangible asset.
(j)	This fair value adjustment was recorded to reflect the tax deduction of deferred compensation plan payouts.

Index

Note 5 – Stock-Based Compensation Plans

The Company recorded total stock-based compensation expense of $231,000 and $178,000 for the three months ended March 31, 2018 and 2017, respectively. Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s consolidated statement of cash flows. The Company recognized $54,000 and $66,000 of income tax benefits related to stock based compensation expense in its consolidated income statement for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, the Company had the following stock-based compensation plans: the First Bancorp 2014 Equity Plan and the First Bancorp 2007 Equity Plan. The Company’s shareholders approved all equity-based compensation plans. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of March 31, 2018, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 796,182 shares remaining available for grant.

The First Bancorp 2014 Equity Plan is intended to serve as a means to attract, retain and motivate key employees and directors and to associate the interests of the Plan’s participants with those of the Company and its shareholders. The First Bancorp 2014 Equity Plan allows for both grants of stock options and other types of equity-based compensation, including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.

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

As it relates to director equity grants, the Company grants common shares, valued at approximately $32,000 to each non-employee director (currently 11 in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

The Company’s senior officers receive their annual bonuses earned under the Company’s annual incentive plan in a mix of 50% cash and 50% stock, with the stock being subject to a three year vesting term. In the last three years, a total of 54,861 shares of restricted stock have been granted related to performance in the preceding fiscal years. Total compensation expense associated with those grants was $907,000 and is being recognized over the respective vesting periods. The Company recorded $74,000 and $69,000 in compensation expense during the three months ended March 31, 2018 and 2017, respectively, related to these grants and expects to record $74,000 in compensation expense during each remaining quarter of 2018.

In the last three years, the Compensation Committee also granted 88,494 shares of stock to various employees of the Company to promote retention. The total value associated with these grants amounted to $2.0 million, which is being recorded as an expense over their three year vesting periods. For the three months ended March 31, 2018 and 2017, total compensation expense related to these grants was $155,600 and $109,000, respectively. The Company expects to record $154,000 in compensation expense during each remaining quarter of 2018. All grants were issued based on the closing price of the Company’s common stock on the date of the grant.

Index

The following table presents information regarding the activity the first three months of 2018 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2018	103,063	$24.08

Granted during the period	13,485	35.29
Vested during the period	—	—
Forfeited or expired during the period	—	—

Nonvested at March 31, 2018	116,548	$25.37

In years prior to 2009, stock options were the primary form of equity grant utilized by the Company. The stock options had a term of ten years. Upon a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

At March 31, 2018, there were 29,181 stock options outstanding related to the Company’s two equity-based plans, with exercise prices ranging from $14.35 to $16.81.

The following table presents information regarding the activity for the first three months of 2018 related to the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2018	38,689	$16.09

Granted	—	—
Exercised	(9,508)	16.60		$184,018
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2018	29,181	$15.92	0.5	$575,671

Exercisable at March 31, 2018	29,181	$15.92	0.5	$575,671

During the three months ended March 31, 2018 and 2017, the Company received $108,000 and $45,000, respectively, as a result of stock option exercises.

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

If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended March 31,
	2018			2017
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$20,673	29,533,869	$0.70	$7,555	21,983,963	$0.34

Effect of Dilutive Securities	—	90,281		—	80,960

Diluted EPS per common share	$20,673	29,624,150	$0.70	$7,555	22,064,923	$0.34

For both the three months ended March 31, 2018 and 2017, there were no options that were antidilutive.

Index

Note 7 – Securities

The book values and approximate fair values of investment securities at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018				December 31, 2017
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$19,000	18,604	—	(396)	14,000	13,867	—	(133)
Mortgage-backed securities	297,720	288,924	62	(8,858)	297,690	295,213	246	(2,722)
Corporate bonds	33,782	33,473	132	(441)	33,792	34,190	512	(114)
Total available for sale	$350,502	341,001	194	(9,695)	345,482	343,270	758	(2,969)

Securities held to maturity:
Mortgage-backed securities	$60,784	59,017	—	(1,767)	63,829	63,092	—	(737)
State and local governments	51,274	52,184	975	(65)	54,674	55,906	1,280	(48)
Total held to maturity	$112,058	111,201	975	(1,832)	118,503	118,998	1,280	(785)

All of the Company’s mortgage-backed securities, including commercial mortgage-backed obligations, were issued by government-sponsored corporations, except for one private mortgage-backed security with a fair value of $0.5 million as of March 31, 2018 and December 31, 2017.

The following table presents information regarding securities with unrealized losses at March 31, 2018:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$15,673	326	2,930	70	18,603	396
Mortgage-backed securities	222,384	6,583	117,509	4,042	339,893	10,625
Corporate bonds	24,852	376	935	65	25,787	441
State and local governments	9,545	65	—	—	9,545	65
Total temporarily impaired securities	$272,454	7,350	121,374	4,177	393,828	11,527

The following table presents information regarding securities with unrealized losses at December 31, 2017:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$10,897	103	2,970	30	13,867	133
Mortgage-backed securities	192,702	1,582	125,060	1,877	317,762	3,459
Corporate bonds	2,500	49	935	65	3,435	114
State and local governments	7,928	48	—	—	7,928	48
Total temporarily impaired securities	$214,027	1,782	128,965	1,972	342,992	3,754

In the above tables, all of the securities that were in an unrealized loss position at March 31, 2018 and December 31, 2017 were bonds that the Company determined were in a loss position due primarily to interest rate factors and not credit quality concerns. The Company evaluated the collectability of each of these bonds and concluded that there was no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

Index

The book values and approximate fair values of investment securities at March 31, 2018, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Securities
Due within one year	$—	—	3,007	3,041
Due after one year but within five years	40,235	39,547	22,812	23,222
Due after five years but within ten years	7,547	7,480	20,775	21,271
Due after ten years	5,000	5,050	4,680	4,650
Mortgage-backed securities	297,720	288,924	60,784	59,017
Total securities	$350,502	341,001	112,058	111,201

At March 31, 2018 and December 31, 2017 investment securities with carrying values of $209,482,000 and $176,813,000, respectively, were pledged as collateral for public deposits.

In the first quarter of 2017, the Company received proceeds from sales of securities of $46,618,000 and recorded losses of $235,000 from the sales. There were no securities sales in the first quarter of 2018.

Included in “other assets” in the consolidated balance sheets are cost method investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Richmond (“FRB”) stock totaling $37,437,000 and $31,338,000 at March 31, 2018 and December 31, 2017, respectively. The FHLB stock had a cost and fair value of $20,036,000 and $19,647,000 at March 31, 2018 and December 31, 2017, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $17,401,000 and $11,691,000 at March 31, 2018 and December 31, 2017, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

Index

Note 8 – Loans and Asset Quality Information

On March 3, 2017, the Company acquired Carolina Bank (see Note 4 for more information). As a result of this acquisition, the Company recorded loans with a fair value of $497.5 million. Of those loans, $19.3 million were considered to be purchased credit impaired (“PCI”) loans, which are loans for which it is probable at acquisition date that all contractually required payments will not be collected. The remaining loans are considered to be purchased non-impaired loans and their related fair value discount or premium is being recognized as an adjustment to yield over the remaining life of each loan.

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

On October 1, 2017, the Company acquired Asheville Savings Bank (see Note 4 for more information). As a result of this acquisition, the Company recorded loans with a fair value of $606.2 million. Of those loans, $9.9 million were considered to be PCI loans. The remaining loans were considered to be purchased non-impaired loans and their related fair value discount or premium is being recognized as an adjustment to yield over the remaining life of each loan.

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

($ in thousands)	Asheville Savings Bank Acquisition on October 1, 2017
Contractually required payments	$727,706
Fair value of acquired loans at acquisition date	595,167
Contractual cash flows not expected to be collected	7,000

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2018		December 31, 2017		March 31, 2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$411,662	10%	$381,130	10%	$363,219	11%
Real estate – construction, land development & other land loans	542,960	13%	539,020	13%	424,539	13%
Real estate – mortgage – residential (1-4 family) first mortgages	995,662	24%	972,772	24%	792,791	24%
Real estate – mortgage – home equity loans / lines of credit	373,797	9%	379,978	9%	317,336	10%
Real estate – mortgage – commercial and other	1,718,698	42%	1,696,107	42%	1,335,924	40%
Installment loans to individuals	71,257	2%	74,348	2%	56,250	2%
Subtotal	4,114,036	100%	4,043,355	100%	3,290,059	100%
Unamortized net deferred loan fees	(251)		(986)		(704)
Total loans	$4,113,785		$4,042,369		$3,289,355

The following table presents changes in the carrying value of PCI loans.

($ in thousands) Purchased Credit Impaired Loans	For the Quarter Ended March 31, 2018	For the Year Ended December 31, 2017
Balance at beginning of period	$23,165	514
Additions due to acquisition of Carolina Bank	—	19,254
Additions due to acquisition of Asheville Savings Bank	—	9,886
Change due to payments received and accretion	(1,023)	(6,016)
Change due to loan charge-offs	—	(12)
Transfers to foreclosed real estate	—	(69)
Other	5	(392)
Balance at end of period	$22,147	23,165

The following table presents changes in the accretable yield for PCI loans.

($ in thousands) Accretable Yield for PCI loans	For the Quarter Ended March 31, 2018	For the Year Ended December 31, 2017
Balance at beginning of period	$4,688	—
Additions due to acquisition of Carolina Bank	—	3,617
Additions due to acquisition of Asheville Savings Bank	—	1,804
Accretion	(374)	(1,846)
Reclassification from (to) nonaccretable difference	155	423
Other, net	(73)	690
Balance at end of period	$4,396	4,688

During the first three months of 2018, the Company received $68,000 in payments that exceeded the carrying amount of the related PCI loans, all of which was recognized as loan discount accretion income. During the first three months of 2017, there were no payments received that exceeded the carrying amounts of PCI loans.

Index

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows.

($ in thousands)	March 31, 2018	December 31, 2017	March 31, 2017

Nonperforming assets
Nonaccrual loans	$21,849	20,968	25,684
Restructured loans - accruing	18,495	19,834	21,559
Accruing loans > 90 days past due	—	—	—
Total nonperforming loans	40,344	40,802	47,243
Foreclosed real estate	11,307	12,571	12,789
Total nonperforming assets	$51,651	53,373	60,032

Purchased credit impaired loans not included above (1)	$22,147	23,165	19,167

(1) In the March 3, 2017 acquisition of Carolina Bank, and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $0.5 million, $0.6 million, and $1.7 million in PCI loans at March 31, 2018, December 31, 2017, and March 31, 2017, respectively, that were contractually past due 90 days or more.

At March 31, 2018 and December 31, 2017, the Company had $0.7 million and $0.8 million in residential mortgage loans in process of foreclosure, respectively.

The following is a summary of the Company’s nonaccrual loans by major categories.

($ in thousands)	March 31, 2018	December 31, 2017
Commercial, financial, and agricultural	$801	1,001
Real estate – construction, land development & other land loans	1,766	1,822
Real estate – mortgage – residential (1-4 family) first mortgages	12,073	12,201
Real estate – mortgage – home equity loans / lines of credit	1,980	2,524
Real estate – mortgage – commercial and other	5,119	3,345
Installment loans to individuals	110	75
Total	$21,849	20,968

The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2018.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$59	165	—	801	410,223	411,248
Real estate – construction, land development & other land loans	997	95	—	1,766	539,702	542,560
Real estate – mortgage – residential (1-4 family) first mortgages	6,852	415	—	12,073	967,993	987,333
Real estate – mortgage – home equity loans / lines of credit	578	10	—	1,980	370,956	373,524
Real estate – mortgage – commercial and other	2,771	986	—	5,119	1,697,506	1,706,382
Installment loans to individuals	503	61	—	110	70,168	70,842
Purchased credit impaired	583	9	484	—	21,071	22,147
Total	$12,343	1,741	484	21,849	4,077,619	4,114,036
Unamortized net deferred loan fees						(251)
Total loans						$4,113,785

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2017.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$89	151	—	1,001	379,241	380,482
Real estate – construction, land development & other land loans	1,154	214	—	1,822	535,423	538,613
Real estate – mortgage – residential (1-4 family) first mortgages	6,777	1,370	—	12,201	943,565	963,913
Real estate – mortgage – home equity loans / lines of credit	1,347	10	—	2,524	375,814	379,695
Real estate – mortgage – commercial and other	1,270	451	—	3,345	1,678,529	1,683,595
Installment loans to individuals	445	95	—	75	73,277	73,892
Purchased credit impaired	821	77	601	—	21,666	23,165
Total	$11,903	2,368	601	20,968	4,007,515	4,043,355
Unamortized net deferred loan fees						(986)
Total loans						$4,042,369

The following table presents the activity in the allowance for loan losses for all loans for the three months ended March 31, 2018.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo- cated	Total

As of and for the three months ended March 31, 2018
Beginning balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298
Charge-offs	(239)	(2)	(243)	(176)	(41)	(118)	—	(819)
Recoveries	499	3,046	145	153	582	53	—	4,478
Provisions	(835)	(3,543)	(157)	462	(1,025)	(41)	1,480	(3,659)
Ending balance	$2,536	2,317	5,892	2,266	5,991	844	3,452	23,298

Ending balances as of March 31, 2018: Allowance for loan losses
Individually evaluated for impairment	$143	22	1,120	—	398	—	—	1,683
Collectively evaluated for impairment	$2,391	2,295	4,598	2,225	5,581	844	3,452	21,386
Purchased credit impaired	$2	—	174	41	12	—	—	229

Loans receivable as of March 31, 2018:
Ending balance – total	$411,662	542,960	995,662	373,797	1,718,698	71,257	—	4,114,036
Unamortized net deferred loan fees								(251)
Total loans								$4,113,785

Ending balances as of March 31, 2018: Loans
Individually evaluated for impairment	$433	3,242	13,783	23	9,063	—	—	26,544
Collectively evaluated for impairment	$410,816	539,317	973,550	373,501	1,697,319	70,842	—	4,065,345
Purchased credit impaired	$413	401	8,329	273	12,316	415	—	22,147

Index

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2017.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Total

As of and for the year ended December 31, 2017
Beginning balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	23,781
Charge-offs	(1,622)	(589)	(2,641)	(978)	(1,182)	(799)	—	(7,811)
Recoveries	1,311	2,579	1,076	333	1,027	279	—	6,605
Provisions	(407)	(1,865)	8	52	1,532	325	1,078	723
Ending balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298

Ending balances as of December 31, 2017: Allowance for loan losses
Individually evaluated for impairment	$215	18	1,099	—	232	—	—	1,564
Collectively evaluated for impairment	$2,896	2,798	4,831	1,788	6,226	950	1,972	21,461
Purchased credit impaired	$—	—	217	39	17	—	—	273

Loans receivable as of December 31, 2017:
Ending balance – total	$381,130	539,020	972,772	379,978	1,696,107	74,348	—	4,043,355
Unamortized net deferred loan fees								(986)
Total loans								$4,042,369

Ending balances as of December 31, 2017: Loans
Individually evaluated for impairment	$579	2,975	14,800	368	8,493	—	—	27,215
Collectively evaluated for impairment	$379,903	535,638	949,113	379,327	1,675,102	73,892	—	3,992,975
Purchased credit impaired	$648	407	8,859	283	12,512	456	—	23,165

Index

The following table presents the activity in the allowance for loan losses for all loans for the three months ended March 31, 2017.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Total

As of and for the three months ended March 31, 2017
Beginning balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	23,781
Charge-offs	(390)	(177)	(894)	(231)	(326)	(187)	—	(2,205)
Recoveries	298	490	196	65	143	55	—	1,247
Provisions	55	(240)	370	(116)	1,064	54	(464)	723
Ending balance	$3,792	2,764	7,376	2,138	5,979	1,067	430	23,546

Ending balances as of March 31, 2017: Allowance for loan losses
Individually evaluated for impairment	$205	180	1,351	8	310	—	—	2,054
Collectively evaluated for impairment	$3,587	2,584	6,025	2,130	5,669	1,067	430	21,492
Purchased credit impaired	$—	—	—	—	—	—	—	—

Loans receivable as of March 31, 2017:
Ending balance – total	$363,219	424,539	792,791	317,336	1,335,924	56,250	—	3,290,059
Unamortized net deferred loan fees								(704)
Total loans								$3,289,355

Ending balances as of March 31, 2017: Loans
Individually evaluated for impairment	$504	3,445	18,047	223	9,074	2	—	31,295
Collectively evaluated for impairment	$362,433	420,640	771,067	316,370	1,312,341	56,248	—	3,239,099
Purchased credit impaired	$282	454	3,677	743	14,509	—	—	19,665

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of March 31, 2018.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$70	94	—	126
Real estate – mortgage – construction, land development & other land loans	3,011	3,419	—	2,877
Real estate – mortgage – residential (1-4 family) first mortgages	4,937	5,236	—	5,071
Real estate – mortgage –home equity loans / lines of credit	23	32	—	195
Real estate – mortgage –commercial and other	3,762	4,038	—	3,415
Installment loans to individuals	—	—	—	—
Total impaired loans with no allowance	$11,803	12,819	—	11,684

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$363	364	143	379
Real estate – mortgage – construction, land development & other land loans	231	240	22	232
Real estate – mortgage – residential (1-4 family) first mortgages	8,846	9,100	1,120	9,220
Real estate – mortgage –home equity loans / lines of credit	—	—	—	—
Real estate – mortgage –commercial and other	5,301	5,329	398	5,364
Installment loans to individuals	—	—	—	—
Total impaired loans with allowance	$14,741	15,033	1,683	15,195

Interest income recorded on impaired loans during the three months ended March 31, 2018 was insignificant.

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2017.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$183	425	—	276
Real estate – mortgage – construction, land development & other land loans	2,743	3,941	—	2,846
Real estate – mortgage – residential (1-4 family) first mortgages	5,205	5,728	—	7,067
Real estate – mortgage –home equity loans / lines of credit	368	387	—	129
Real estate – mortgage –commercial and other	3,066	3,321	—	3,143
Installment loans to individuals	—	—	—	—
Total impaired loans with no allowance	$11,565	13,802	—	13,461

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$396	396	215	214
Real estate – mortgage – construction, land development & other land loans	232	241	18	503
Real estate – mortgage – residential (1-4 family) first mortgages	9,595	9,829	1,099	10,077
Real estate – mortgage –home equity loans / lines of credit	—	—	—	66
Real estate – mortgage –commercial and other	5,427	5,427	232	5,369
Installment loans to individuals	—	—	—	—
Total impaired loans with allowance	$15,650	15,893	1,564	16,229

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally required and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of March 31, 2018.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$405,159	4,546	742	801	411,248
Real estate – construction, land development & other land loans	527,835	7,538	5,421	1,766	542,560
Real estate – mortgage – residential (1-4 family) first mortgages	932,840	16,243	26,177	12,073	987,333
Real estate – mortgage – home equity loans / lines of credit	360,194	1,884	9,466	1,980	373,524
Real estate – mortgage – commercial and other	1,673,395	20,277	7,591	5,119	1,706,382
Installment loans to individuals	70,286	219	227	110	70,842
Purchased credit impaired	6,459	7,162	8,526	—	22,147
Total	$3,976,168	57,869	58,150	21,849	4,114,036
Unamortized net deferred loan fees					(251)
Total loans					4,113,785

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2017.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$368,658	9,901	922	1,001	380,482
Real estate – construction, land development & other land loans	523,642	7,129	6,020	1,822	538,613
Real estate – mortgage – residential (1-4 family) first mortgages	905,111	16,235	30,366	12,201	963,913
Real estate – mortgage – home equity loans / lines of credit	365,982	3,784	7,405	2,524	379,695
Real estate – mortgage – commercial and other	1,647,725	23,335	9,190	3,345	1,683,595
Installment loans to individuals 54,421 256 259 101 55,037	73,379	222	216	75	73,892
Purchased credit impaired	6,541	12,309	4,315	—	23,165
Total	$3,891,038	72,915	58,434	20,968	4,043,355
Unamortized net deferred loan fees					(986)
Total loans					4,042,369

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended March 31, 2018 and 2017.

($ in thousands)	For three months ended March 31, 2018			For the three months ended March 31, 2017
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	2	2,550	2,525
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	1	61	61	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	2	254	264	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total TDRs arising during period	3	$315	$325	2	$2,550	$2,525

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended March 31, 2018 and 2017 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended March 31, 2018		For the three months ended March 31, 2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	1	626
Real estate – mortgage – commercial and other	1	570	—	—

Total accruing TDRs that subsequently defaulted	1	$570	1	$626

Index

Note 9 – Deferred Loan (Fees) Costs

The amount of loans shown on the consolidated balance sheets includes net deferred loan (fees) costs of approximately ($251,000), ($986,000), and ($704,000) at March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

Note 10 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2018, December 31, 2017, and March 31, 2017 and the carrying amount of unamortized intangible assets as of those same dates.

	March 31, 2018		December 31, 2017		March 31, 2017
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$6,013	1,185	6,013	1,090	2,369	806
Core deposit intangibles	28,440	12,803	28,280	11,475	18,520	8,580
SBA servicing asset	3,348	319	2,194	207	579	31
Other	1,303	718	1,303	581	1,032	303
Total	$39,104	15,025	37,790	13,353	22,500	9,720

Unamortizable intangible
assets:
Goodwill	$231,681		233,070		142,872

Activity related to transactions during the periods includes the following:

(1)	In connection with the Carolina Bank acquisition on March 3, 2017, the Company recorded a net increase of $65,072,000 in goodwill and $8,790,000 in a core deposit intangible.
(2)	In connection with the September 1, 2017 acquisition of Bear Insurance Service, the Company recorded $5,330,000 in goodwill, $3,644,000 in a customer list intangible, and $271,000 in other amortizable intangible assets.
(3)	In connection with the Asheville Savings Bank acquisition on October 1, 2017, the Company recorded a net increase of $87,458,000 in goodwill and $9,880,000 in a core deposit intangible.

In addition to the above acquisition related activity, the Company recorded $1,154,000 and $195,000 in servicing assets associated with the guaranteed portion of SBA loans originated and sold during the first quarters of 2018 and 2017, respectively. During the first quarters of 2018 and 2017, the Company recorded $112,000 and $31,000, respectively, in related amortization expense. Servicing assets are recorded at fair value and amortized over the expected life of the related loans.

Amortization expense of all intangible assets totaled $1,672,000 and $576,000 for the three months ended March 31, 2018 and 2017, respectively.

The following table presents the estimated amortization expense related to amortizable intangible assets, excluding SBA servicing assets, for the last three quarters of calendar year 2018 and for each of the four calendar years ending December 31, 2022 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
April 1 to December 31, 2018	$4,357
2019	4,858
2020	3,841
2021	2,927
2022	2,022
Thereafter	3,045
Total	$21,050

Index

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

The Company recorded periodic pension cost (income) totaling $365,000 and ($162,000) for the three months ended March 31, 2018 and 2017, respectively. In 2017, the pension income was primarily from the investment income on the Pension Plan’s assets. The following table contains the components of the pension cost (income).

	For the Three Months Ended March 31,
	2018	2017	2018	2017	2018 Total	2017 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost	$—	—	29	27	29	27
Interest cost	330	375	57	60	387	435
Expected return on plan assets	(103)	(675)	—	—	(103)	(675)
Amortization of net (gain)/loss	60	60	(8)	(9)	52	51
Net periodic pension cost (income)	$287	(240)	78	78	365	(162)

The service cost component of net periodic pension cost (income) is included in salaries and benefits expense and all other components of net periodic pension cost (income) are included in other noninterest expense.

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first quarter 2018.

The Company’s funding policy with respect to the SERP is to fund the related benefits from the operating cash flow of the Company.

Note 12 – Comprehensive Income (Loss)

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

($ in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Unrealized gain (loss) on securities available for sale	$(9,501)	(2,211)	(1,737)
Deferred tax asset (liability)	2,220	517	644
Net unrealized gain (loss) on securities available for sale	(7,281)	(1,694)	(1,093)

Additional pension asset (liability)	(3,148)	(3,200)	(4,961)
Deferred tax asset (liability)	736	748	1,832
Net additional pension asset (liability)	(2,412)	(2,452)	(3,129)

Total accumulated other comprehensive income (loss)	$(9,693)	(4,146)	(4,222)

Index

The following table discloses the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2018 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2018	$(1,694)	(2,452)	(4,146)
Other comprehensive income (loss) before reclassifications	(5,587)	—	(5,587)
Amounts reclassified from accumulated other comprehensive income	—	40	40
Net current-period other comprehensive income (loss)	(5,587)	40	(5,547)

Ending balance at March 31, 2018	$(7,281)	(2,412)	(9,693)

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

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2018.

($ in thousands)
Description of Financial Instruments	Fair Value at March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$18,604	—	18,604	—
Mortgage-backed securities	288,924	—	288,924	—
Corporate bonds	33,473	—	33,473	—
Total available for sale securities	$341,001	—	341,001	—

Nonrecurring
Impaired loans	$13,057	—	—	13,057
Foreclosed real estate	11,307	—	—	11,307

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

Index

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at March 31, 2018	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans	$13,057	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	11,307	Appraised value; List or contract price	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-10%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three months ended March 31, 2018 or 2017.

For the three months ended March 31, 2018 and 2017, the increase (decrease) in the fair value of securities available for sale was ($7,290,000) and $1,120,000, respectively, which is included in other comprehensive income (net of tax benefit (expense) of $1,703,000 and ($414,000), respectively). Fair value measurement methods at March 31, 2018 and 2017 are consistent with those used in prior reporting periods.

Index

The carrying amounts and estimated fair values of financial instruments at March 31, 2018 and December 31, 2017 are as follows:

		March 31, 2018		December 31, 2017
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$78,217	78,217	114,301	114,301
Due from banks, interest-bearing	Level 1	448,515	448,515	375,189	375,189
Securities available for sale	Level 2	341,001	341,001	343,270	343,270
Securities held to maturity	Level 2	112,058	111,201	118,503	118,998
Presold mortgages in process of settlement	Level 1	6,029	6,029	12,459	12,459
Total loans, net of allowance	Level 3	4,090,487	4,048,125	4,019,071	4,010,551
Accrued interest receivable	Level 1	13,270	13,270	14,094	14,094
Bank-owned life insurance	Level 1	99,786	99,786	99,162	99,162

Deposits	Level 2	4,495,708	4,489,701	4,406,955	4,401,757
Borrowings	Level 2	407,059	397,559	407,543	397,903
Accrued interest payable	Level 2	1,306	1,306	1,235	1,235

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

Loans - For nonimpaired loans, fair values are determined assuming the sale of the notes to a third-party financial investor. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, financial and agricultural, real estate construction, real estate mortgages and installment loans to individuals. Each loan category is further segmented into fixed and variable interest rate terms. The fair value for each category is determined by discounting scheduled future cash flows using current interest rates with a liquidity discount offered on loans with similar risk characteristics. Fair values for impaired loans are primarily based on estimated proceeds expected upon liquidation of the collateral or the present value of expected cash flows.

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

Note 14 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended
$ in thousands	March 31, 2018	March 31, 2017

Service charges on deposit accounts:
Overdraft fees	$2,049	1,674
Maintenance and activity fees	1,214	940
Other service charges, commissions, and fees:
Interchange income	3,064	2,283
Other fees	1,533	890
Fees from presold mortgage loans (1)	859	768
Commissions from sales of insurance and financial products:
Insurance income	1,414	428
Wealth management income	526	412
SBA consulting fees	1,141	1,260
SBA loan sale gains (1)	3,802	622
Bank-owned life insurance income (1)	623	508
Foreclosed property gains (losses), net	(288)	25
Securities gains (losses), net (1)	—	(235)
Other gains (losses), net (1)	4	234
Total noninterest income	$15,941	9,809

(1) Not within the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 is detailed below.

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Overdraft fees are recognized at the point in time that the overdraft occurs. Maintenance and activity fees include account maintenance fees and transaction-based fees. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfies the performance obligation. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Service charges on deposits are withdrawn from the customer’s account balance.

Other service charges, commissions, and fees: The Company earns interchange income on its customers’ debit and credit card usage and earns fees from other services utilized by its customers. Interchange income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, ATM surcharge fees, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Index

Commissions from the sale of insurance and financial products: The Company earns commissions from the sale of insurance policies and wealth management products.

Insurance income generally consists of commissions from the sale of insurance policies and performance-based commissions from insurance companies. The Company recognizes commission income from the sale of insurance policies when it acts as an agent between the insurance company and the policyholder. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Performance-based commissions from insurance companies are recognized at a point in time as policies are sold.

Wealth Management Income primarily consists of commissions received on financial product sales, such as annuities. The Company’s performance obligation is generally satisfied upon the issuance of the financial product. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company also earns some fees from asset management, which is billed quarterly for services rendered in the most recent period, for which the performance obligation has been satisfied.

SBA Consulting fees: The Company earns fees for its consulting services related to the origination of SBA loans. Fees are based on a percentage of the dollar amount of the originated loans and are recorded when the performance obligation has been satisfied.

Foreclosed property gains (losses), net: The Company records a gain or loss from the sale of foreclosed property when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed property to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

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

Subsequent to the initial recording of the identifiable intangible assets and goodwill, we amortize the identifiable intangible assets over their estimated average lives, as discussed above. In addition, on at least an annual basis, goodwill is evaluated for impairment by comparing the fair value of our reporting units to their related carrying value, including goodwill. We have three reporting units – 1) First Bank with $220.0 million in goodwill, 2) First Bank Insurance with $7.4 million in goodwill, and 3) SBA activities, including SBA Complete and our SBA lending division, with $4.3 million in goodwill. If the carrying value of a reporting unit were ever to exceed its fair value, we would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

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

FINANCIAL OVERVIEW

Net income available to common shareholders for the first quarter of 2018 was $20.7 million, or $0.70 per diluted common share, an increase of 106% in earnings per share from the $7.6 million, or $0.34 per diluted common share, recorded in the first quarter of 2017.

Affecting the quarter’s comparability with 2017 were the Company’s acquisitions of Carolina Bank Holdings, Inc. (“Carolina Bank”) in March 2017 with total assets of $682 million and ASB Bancorp, Inc. (“Asheville Savings Bank”) in October 2017 with $798 million in total assets. The assets, liabilities and earnings for each acquisition were recorded beginning on their respective acquisition dates.

Net Interest Income and Net Interest Margin

Net interest income for the first quarter of 2018 was $50.5 million, a 47.3% increase from the $34.3 million recorded in the first quarter of 2017. The increase in net interest income was primarily due to the acquisitions of Carolina Bank and Asheville Savings Bank, as well as higher amounts of loans outstanding as a result of organic growth.

Also contributing to the increase in net interest income was a higher net interest margin. Our tax-equivalent net interest margin (tax-equivalent net interest income divided by average earning assets) amounted to 4.19% for the first quarter of 2018 compared to 4.07% for the first quarter of 2017. Asset yields increased primarily as a result of four Federal Reserve interest rate increases since January 1, 2017. Funding costs also increased, but to a lesser degree. Also positively impacting interest income in the first quarter of 2018 was approximately $750,000 in interest recoveries, which primarily related to the same loans that experienced significant allowance for loan loss recoveries discussed below in “Provisions for Loan Losses and Asset Quality.”

Index

The net interest margins for the periods were also impacted by loan discount accretion associated with acquired loan portfolios. The Company recorded loan discount accretion amounting to $2.1 million in the first quarter of 2018, compared to $1.4 million in the first quarter of 2017. The increase in loan discount accretion in 2018 was primarily due to the loan discounts recorded in the acquisitions of Carolina Bank and Asheville Savings Bank.

Provision for Loan Losses and Asset Quality

We recorded a negative provision for loan losses (reduction of the allowance for loan losses) of $3.7 million in the first quarter of 2018, compared to a provision for loan losses of $0.7 million in the first quarter of 2017. During the first quarter of 2018, we experienced net loan recoveries of $3.7 million, including full payoffs received on four loans that had been previously charged-down by approximately $3.3 million. The amounts received in excess of the prior charge-downs were recorded as interest income recoveries, and those four loans were primarily responsible for the $750,000 in interest recoveries previously noted.

Our provision for loan losses have been impacted by continued improvement in asset quality. Our nonperforming assets to total assets ratio was 0.92% at March 31, 2018 compared to 1.35% at March 31, 2017. The ratio of annualized net charge-offs (recoveries) to average loans for the three months ended March 31, 2018 was (0.36%), compared to 0.13% for the same period of 2017.

Noninterest Income

Total noninterest income was $15.9 million and $9.8 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Core noninterest income for the first quarter of 2018 was $16.2 million, an increase of 65.8% from the $9.8 million reported for the first quarter of 2017. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgage loans, iv) commissions from sales of insurance and financial products, v) SBA consulting fees, vi) SBA loan sale gains, and vii) bank-owned life insurance income.

The primary reason for the increase in core noninterest income in 2018 was an increase in SBA loan sales volume. During the first quarter of 2018, we sold $47.2 million of the guaranteed portions of newly originated SBA loans, which resulted in $3.8 million in gains on sales. In comparison, during the first quarter of 2017, we sold $7.3 million of the guaranteed portions, resulting in $0.6 million in gains on sales. Also contributing to the increase in core noninterest income in the first quarter of 2018 were the acquisitions of Carolina Bank and Asheville Savings Bank.

Noninterest Expenses

Noninterest expenses amounted to $43.6 million in the first quarter of 2018 compared to $32.1 million recorded in the first quarter of 2017. The increase in noninterest expenses in 2018 related primarily to our acquisitions of Carolina Bank and Asheville Savings Bank.

Also impacting expenses were other growth initiatives, including continued growth of our SBA consulting firm and SBA lending division, as well as the acquisition of an insurance agency during the third quarter of 2017.

Merger and acquisition expenses amounted to $2.8 million and $2.4 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Income Taxes

Our effective tax rate for the first quarter of 2018 was 22.0% compared to 33.2% in the first quarter of 2017. The lower effective tax rate was due to the 2017 Tax Cuts and Jobs Act, which was signed into law in December 2017 and reduced the federal tax rate from 35% to 21%.

Index

Balance Sheet and Capital

Total assets at March 31, 2018 amounted to $5.6 billion, a 27.0% increase from a year earlier. Total loans at March 31, 2018 amounted to $4.1 billion, a 25.1% increase from a year earlier, and total deposits amounted to $4.5 billion at March 31, 2018, a 23.9% increase from a year earlier.

In addition to the growth realized from the acquisition of Asheville Savings Bank in October 2017, we experienced steady organic loan and deposit growth during the first quarter of 2018. Organic loan growth amounted to $71.4 million, or 7.2% annualized, and organic deposit growth amounted to $88.8 million, or 8.2% annualized. This growth was a result of ongoing internal initiatives to enhance loan and deposit growth, including our recent expansion into higher growth markets

We remain well-capitalized by all regulatory standards, with an estimated Total Risk-Based Capital Ratio at March 31, 2018 of 12.70%, an increase from the 12.55% reported at March 31, 2017. Our tangible common equity to tangible assets ratio was 8.35% at March 31, 2018, an increase of 56 basis points from a year earlier.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2018 amounted to $50.5 million, an increase of $16.2 million, or 47.3%, from the $34.3 million recorded in the first quarter of 2017. Net interest income on a tax-equivalent basis for the three month period ended March 31, 2018 amounted to $50.9 million, an increase of $16.0 million, or 45.8%, from the $34.9 million recorded in the first quarter of 2017. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.

	Three Months Ended March 31,
($ in thousands)	2018	2017
Net interest income, as reported	$50,507	34,296
Tax-equivalent adjustment	356	585
Net interest income, tax-equivalent	$50,863	34,881

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three months ended March 31, 2018, the higher net interest income compared to the same period of 2017 was due to growth in loans outstanding and a higher net interest margin.

Index

The following table presents an analysis of net interest income.

	For the Three Months Ended March 31,
	2018			2017
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,099,495	4.96%	$50,170	$2,903,279	4.71%	$33,703
Taxable securities	410,586	2.99%	3,032	285,887	2.59%	1,824
Non-taxable securities	52,945	2.91%	380	53,418	3.36%	443
Short-term investments, principally federal funds	354,602	1.69%	1,479	235,941	0.86%	498
Total interest-earning assets	4,917,628	4.54%	55,061	3,478,525	4.25%	36,468

Cash and due from banks	93,185			67,296
Premises and equipment	115,956			82,177
Other assets	422,747			228,590
Total assets	$5,549,516			$3,856,588

Liabilities
Interest bearing checking	$885,428	0.09%	$199	$652,672	0.07%	$107
Money market deposits	1,005,588	0.23%	575	728,723	0.19%	336
Savings deposits	448,785	0.19%	205	273,114	0.12%	79
Time deposits >$100,000	599,727	0.95%	1,411	436,779	0.66%	714
Other time deposits	282,678	0.41%	283	244,798	0.28%	166
Total interest-bearing deposits	3,222,206	0.34%	2,673	2,336,086	0.24%	1,402
Borrowings	407,158	1.87%	1,881	244,864	1.28%	770
Total interest-bearing liabilities	3,629,364	0.51%	4,554	2,580,950	0.34%	2,172

Noninterest bearing checking	1,181,599			816,692
Other liabilities	37,142			32,104
Shareholders’ equity	701,411			426,842
Total liabilities and shareholders’ equity	$5,549,516			$3,856,588

Net yield on interest-earning assets and net interest income		4.17%	$50,507		4.00%	$34,296
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		4.19%	$50,863		4.07%	$34,881

Interest rate spread		4.03%			3.91%

Average prime rate		4.53%			3.79%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $356,000 and $585,000 in 2018 and 2017, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the first quarter of 2018 were $4.10 billion, which was $1.20 billion, or 41.2%, higher than the average loans outstanding for the first quarter of 2017 ($2.903 billion). The higher amount of average loans outstanding in 2018 is primarily due to the acquisitions of Carolina Bank on March 3, 2017 and Asheville Savings Bank on October 1, 2017, which had $497 million and $606 million in loans, respectively, at the acquisition dates. Also, due to our loan growth initiatives, including expansion into higher growth markets, and improved loan demand in our market areas, we have grown loan balances organically by $218 million over the past year.

The mix of our loan portfolio remained substantially the same at March 31, 2018 compared to December 31, 2017, with approximately 88% of our loans being real estate loans, 10% being commercial, financial, and agricultural loans, and the remaining 2% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the first quarter of 2018 were $4.40 billion, which was $1.25 billion, or 39.7%, higher than the average deposits outstanding for the first quarter of 2017 ($3.153 billion). As discussed previously, we acquired Carolina Bank during the first quarter of 2017, which added $585 million in deposits beginning on March 3, 2017 and acquired Asheville Savings Bank during the fourth quarter of 2017, which added $679 million in deposits beginning on October 1, 2017. Including the acquisitions, average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $2.471 billion at March 31, 2017 to $3.521 billion at March 31, 2018, representing growth of $1.05 billion, or 42.5%. Average time deposits also increased from $682 million at March 31, 2017 to $882 million at March 31, 2018, an increase of $201 million, or 29.5%.

Index

Average borrowings increased from $245 million at March 31, 2017 to $407 million at March 31, 2018, which helped support loan growth. Carolina Bank had approximately $19 million in borrowings on the date of acquisition. Asheville Savings Bank had no borrowings on the date of acquisition. Our cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.38% in the first quarter of 2018 compared to 0.26% in the first quarter of 2017.

See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2018 was 4.19% and was 4.07% for the first quarter of 2017. The first quarter of 2018 net interest margin was positively impacted by approximately $750,000 in interest income recoveries recorded due to full payoffs on four loans that were previously charged-off.

Our net interest margin benefits from the net accretion of purchase accounting premiums/discounts associated with acquired loans and deposits. For the three months ended March 31, 2018 and 2017, we recorded $2.1 million and $1.4 million, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. The increase in accretion in 2018 is due to the aforementioned acquisitions. Unaccreted loan discount has increased from $19.6 million at March 31, 2017 to $26.2 million at March 31, 2018 primarily as a result of the Carolina Bank and Asheville Savings Bank acquisitions.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded a negative provision for loan losses (reduction of the allowance for loan losses) of $3.7 million in first quarter of 2018 compared to a provision for loan losses of $0.7 million for the first quarter of 2017. During the first quarter of 2018, we experienced net loan recoveries of $3.7 million compared to net loan charge-offs of $1.0 million in the first quarter of 2017.

Our provision for loan loss levels have been impacted by continued improvement in asset quality. Nonperforming assets amounted to $51.7 million at March 31, 2018, a decrease of 14.0% from the $60.0 million one year earlier. Our nonperforming assets to total assets ratio was 0.92% at March 31, 2018 compared to 1.35% at March 31, 2017. Annualized net charge-offs (recoveries) as a percentage of average loans for the three months ended March 31, 2018 was (0.36%), compared to 0.13% for the same period of 2017.

Total noninterest income was $15.9 million in the first quarter of 2018 compared to $9.8 million for the first quarter of 2017.

As presented in the table below, core noninterest income for the first quarter of 2018 was $16.2 million, an increase of 62.5% from the $9.8 million reported for the first quarter of 2017. As noted above, core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgage loans, iv) commissions from sales of insurance and financial products, and v) SBA consulting fees, vi) SBA loan sale gains, and vii) bank-owned life insurance income.

Index

The following table presents our core noninterest income for the three month periods ended March 31, 2018 and 2017, respectively.

	For the Three Months Ended
$ in thousands	March 31, 2018	March 31, 2017

Service charges on deposit accounts	$3,263	2,614
Other service charges, commissions, and fees	4,597	3,173
Fees from presold mortgage loans	859	768
Commissions from sales of insurance and financial products	1,940	840
SBA consulting fees	1,141	1,260
SBA loan sale gains	3,802	622
Bank-owned life insurance income	623	508
Core noninterest income	$16,225	9,785

As shown in the table above, service charges on deposit accounts increased from $2.6 million in the first quarter of 2017 to $3.3 million in the first quarter of 2018. The increase in 2018 was primarily due to the aforementioned acquisitions.

Other service charges, commissions, and fees increased in 2018 compared to 2017, primarily due to a combination of the aforementioned acquisitions and a result of higher debit card and credit card interchange fees. We earn a small fee each time a customer uses a debit card to make a purchase. Due to the growth in checking accounts and increased customer usage of debit cards, we have experienced increases in this line item. Interchange income from credit cards has also increased due to growth in the number and usage of credit cards, which we believe is a result of increased promotion of this product.

Fees from presold mortgages increased from $0.8 million in the first quarter of 2017 to $0.9 million in the first quarter of 2018. Fees increased in the first quarter of 2018 due to the acquisition of Carolina Bank in March 2017 and the acquisition of Asheville Savings Bank in October 2017.

Commissions from sales of insurance and financial products amounted to approximately $1.9 million and $0.8 million for the first three months of 2018 and 2017, respectively. The increase in 2018 was primarily due to increases in sales of property and casualty insurance due to our acquisition of an insurance agency in September 2017.

The primary reason for the increase in core noninterest income in 2018 was an increase in SBA loan sales volume. During the first quarter of 2018, we sold $47.2 million of the guaranteed portions of newly originated SBA loans, which resulted in $3.8 million in gains on sales. In comparison, during the first quarter of 2017, we sold $7.3 million of the guaranteed portions, resulting in $0.6 million in gains on sales.

Bank-owned life insurance income was $0.6 million in the first quarter of 2018 and $0.5 million in the first quarter of 2017, which increased due to the aforementioned acquisitions.

During the three months ended March 31, 2017, we recorded $0.2 million in losses from sales of securities. During the three months ended March 31, 2018, there were no sales of securities.

Noninterest expenses amounted to $43.6 million in the first quarter of 2018, a 35.9% increase over the $32.1 million recorded in the same period of 2017. The increase in noninterest expenses in 2018 related primarily to the acquisitions we completed in 2017.

Also impacting expenses were other growth initiatives, including continued growth of our SBA consulting firm and SBA lending division.

The acquisition activity was primarily responsible for the increase in salaries expense, which increased to $19.4 million in the first quarter of 2018 from the $14.0 million recorded in the first quarter of 2017.

Index

Employee benefits expense was also impacted by the acquisition activity and amounted to $4.6 million in the first quarter of 2018 compared to $3.9 million in the first quarter of 2017. Also increasing expense in 2018 was our increased 401k match effective January 1, 2018, which increased from effectively a 100% match up to 4% of an employee’s salary contribution to a 100% match up to 6% of an employee’s salary contribution.

The combined amount of occupancy and equipment expense increased by $0.8 million when comparing the first quarter of 2018 to the first quarter of 2017, amounting to approximately $4.1 million and $3.2 million during the periods, respectively. The majority of the increase relates to the acquisitions discussed above.

Merger and acquisition expenses amounted to $2.8 million for the three months ended March 31, 2018, compared to $2.4 million in the comparable period of 2017.

Intangibles amortization expense increased from $0.6 million in the first quarter of 2017 to $1.7 million in the first quarter of 2018 as a result of the amortization of intangible assets that were recorded in connection with our acquisitions.

Other operating expenses amounted to $11.1 million for the first quarter of 2018 compared to $8.2 million in the first quarter of 2017, with the increase primarily due to the acquisitions of Carolina Bank and Asheville Savings Bank. On March 16, 2018, we converted the data processing systems of Asheville Savings Bank to First Bank and consolidated three branches in Asheville. This is expected to result in annual expense savings of approximately $4.0 to 4.5 million.

For the first quarter of 2018, the provision for income taxes was $5.8 million, an effective tax rate of 22.0%. For the first quarter of 2017, the provision for income taxes was $3.8 million, an effective tax rate of 33.2%. The lower effective tax rate in 2018 was due to the 2017 Tax Cuts and Jobs Act, which was signed into law in December 2017 and reduced the federal tax rate from 35% to 21%.

The consolidated statements of comprehensive income reflect other comprehensive loss of $5.5 million during the first quarter of 2018 compared to other comprehensive income of $0.9 million during the first quarter of 2017. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase, which occurred in the first quarter of 2018 and was primarily responsible for the other comprehensive loss. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at March 31, 2018 amounted to $5.6 billion, a 27.0% increase from a year earlier. Total loans at March 31, 2018 amounted to $4.1 billion, a 25.1% increase from a year earlier, and total deposits amounted to $4.5 billion, a 23.9% increase from a year earlier.

The following table presents information regarding the nature of changes in our levels of loans and deposits for the twelve months ended March 31, 2018 and for the first quarter of 2018.

April 1, 2017 to March 31, 2018	Balance at beginning of period	Internal Growth, net	Growth from Acquisitions (1)	Balance at end of period	Total percentage growth	Internal percentage growth

Total loans	$3,289,355	218,250	606,180	4,113,785	25.1%	6.6%

Deposits – Noninterest bearing checking	958,175	135,677	133,756	1,227,608	28.1%	14.2%
Deposits – Interest bearing checking	694,898	28,086	173,205	896,189	29.0%	4.0%
Deposits – Money market	812,427	37,678	175,938	1,026,043	26.3%	4.6%
Deposits – Savings	415,600	(32,978)	62,783	445,405	7.2%	-7.9%
Deposits – Brokered	157,198	59,683	34,162	251,043	59.7%	38.0%
Deposits – Internet time	10,022	(2,774)	—	7,248	-27.7%	-27.7%
Deposits – Time>$100,000	321,407	417	35,771	357,595	11.3%	0.1%
Deposits – Time<$100,000	259,443	(38,388)	63,522	284,577	9.7%	-14.8%
Total deposits	$3,629,170	187,401	679,137	4,495,708	23.9%	5.2%

January 1, 2018 to March 31, 2018
Total loans	$4,042,369	71,416	—	4,113,785	1.8%	1.8%

Deposits – Noninterest bearing checking	1,196,161	31,447	—	1,227,608	2.6%	2.6%
Deposits – Interest bearing checking	884,254	11,935	—	896,189	1.3%	1.3%
Deposits – Money market	982,822	43,221	—	1,026,043	4.4%	4.4%
Deposits – Savings	454,860	(9,455)	—	445,405	-2.1%	-2.1%
Deposits – Brokered	239,659	11,384	—	251,043	4.8%	4.8%
Deposits – Internet time	7,995	(747)	—	7,248	-9.3%	-9.3%
Deposits – Time>$100,000	347,862	9,733	—	357,595	2.8%	2.8%
Deposits – Time<$100,000	293,342	(8,765)	—	284,577	-3.0%	-3.0%
Total deposits	$4,406,955	88,753	—	4,495,708	2.0%	2.0%

(1) Includes the acquisition of Asheville Savings Bank on October 1, 2017, which had $606.2 million in loans and $679.1 million in deposits.

As derived from the table above, for the twelve months preceding March 31, 2018, our total loans increased $824.4 million, or 25.1%. The loan growth from acquisitions is due to our acquisition of Asheville Savings Bank, which had $606 million on the date of acquisition. Asheville Savings Bank operated through 13 branches in the Asheville region of North Carolina. Internal loan growth was $218.3 million, or 6.6%, for the twelve months ended March 31, 2018 and was $71.4 million, or 1.8%, for the first three months of 2018. Internal loan growth has been driven by our continued expansion into high-growth markets. We expect continued growth in our loan portfolio in 2018.

The mix of our loan portfolio remains substantially the same at March 31, 2018 compared to December 31, 2017. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan. Note 8 to the consolidated financial statements presents additional detailed information regarding our mix of loans.

For both the three and twelve month periods ended March 31, 2018, we experienced net internal growth in total deposits. For these periods, increases in transaction deposit account balances (checking, money market, and savings) offset the declines in time deposits. Due to the low interest rate environment, customers are depositing their funds into transaction accounts, which do not pay a materially lower interest rate than time deposits, while being more liquid. Also impacting the first quarter deposit growth was the receipt of a $41 million money market deposit that is expected to be transferred outside the Company in the second quarter of 2018. We also experienced net growth from acquisitions, primarily due to the Asheville Savings Bank acquisition. We acquired $679 million in deposits from the Asheville Savings Bank acquisition, and of that amount, $546 million were in the transaction deposit categories.

Index

Our overall liquidity increased slightly since March 31, 2017. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 19.2% at March 31, 2017 to 20.0% at March 31, 2018. Brokered deposits and borrowings as a percent of overall funding remained substantially unchanged among the periods presented.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended March 31, 2018		As of/for the quarter ended December 31, 2017	As of/for the quarter ended March 31, 2017

Nonperforming assets
Nonaccrual loans	$21,849		20,968	25,684
Restructured loans – accruing	18,495		19,834	21,559
Accruing loans >90 days past due	—		—	—
Total nonperforming loans	40,344		40,802	47,243
Foreclosed real estate	11,307		12,571	12,789
Total nonperforming assets	$51,651		53,373	60,032

Purchased credit impaired loans not included above (1)	$22,147		23,165	19,167

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	(0.36%	)	0.13%	0.13%
Nonperforming loans to total loans	0.98%		1.01%	1.44%
Nonperforming assets to total assets	0.92%		0.96%	1.35%
Allowance for loan losses to total loans	0.57%		0.58%	0.72%
Allowance for loan losses + unaccreted discount to total loans	1.20%		1.24%	1.29%
Allowance for loan losses to nonperforming loans	57.75%		57.10%	49.84%

(1)	In the March 3, 2017 acquisition of Carolina Bank and the October 1, 2017 acquisition of Asheville Savings Bank, we acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts, including $0.5 million, $0.6 million, and $1.7 million in PCI loans at March 31, 2018, December 31, 2017, and March 31, 2017, respectively, that are contractually past due 90 days or more.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the weak economy experienced in much of our market associated with the onset of the recession in 2008, we experienced higher levels of loan losses, delinquencies and nonperforming assets compared to our historical averages. In recent years, economic conditions have improved and our asset quality has steadily improved.

As noted in the table above, at March 31, 2018, total nonaccrual loans amounted to $21.8 million, compared to $21.0 million at December 31, 2017 and $25.7 million at March 31, 2017. Nonaccrual loans have generally declined in recent years as our local economies have improved, and we continue to focus on resolving our problem assets.

“Restructured loans – accruing”, or troubled debt restructurings (“TDRs”), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At March 31, 2018, total accruing TDRs amounted to $18.5 million, compared to $19.8 million at December 31, 2017 and $21.6 million at March 31, 2017.

Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $11.3 million at March 31, 2018, $12.6 million at December 31, 2017, and $12.8 million at March 31, 2017. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and the improvement in our overall asset quality. In the fourth quarter of 2017, we acquired Asheville Savings Bank and assumed $3.9 million of foreclosed real estate in this transaction.

Index

The following is the composition, by loan type, of all of our nonaccrual loans at each period end

($ in thousands)	At March 31, 2018	At December 31, 2017	At March 31, 2017
Commercial, financial, and agricultural	$801	1,001	1,368
Real estate – construction, land development, and other land loans	1,766	1,822	1,607
Real estate – mortgage – residential (1-4 family) first mortgages	12,073	12,201	15,833
Real estate – mortgage – home equity loans/lines of credit	1,980	2,524	2,238
Real estate – mortgage – commercial and other	5,119	3,345	4,577
Installment loans to individuals	110	75	61
Total nonaccrual loans	$21,849	20,968	25,684

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

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At March 31, 2018	At December 31, 2017	At March 31, 2017
Vacant land	$2,852	6,032	4,977
1-4 family residential properties	3,710	4,229	4,864
Commercial real estate	4,745	2,310	2,948
Total foreclosed real estate	$11,307	12,571	12,789

The following table presents geographical information regarding our nonperforming assets at March 31, 2018.

	As of March 31, 2018
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate

Region (1)
Eastern Region (NC)	$10,669	837,000	1.3%	365
Triangle Region (NC)	11,316	872,000	1.3%	1,647
Triad Region (NC)	7,981	924,000	0.9%	1,670
Charlotte Region (NC)	1,203	271,000	0.4%	275
Southern Piedmont Region (NC)	6,563	286,000	2.3%	1,179
Western Region (NC)	256	683,000	0.0%	4,218
South Carolina Region	1,970	135,000	1.5%	596
Former Virginia Region	357	2,000	17.9%	1,357
Other	29	104,000	0.0%	—
Total	$40,344	4,114,000	1.0%	11,307

(1)	The counties comprising each region are as follows:

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

Western North Carolina Region – Buncombe, Henderson, McDowell, Madison, Transylvania

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

($ in thousands)	Three Months Ended March 31,	Twelve Months Ended December 31,	Three Months Ended March 31,
	2018	2017	2017
Loans outstanding at end of period	$4,113,785	4,042,369	3,289,355
Average amount of loans outstanding	$4,099,495	3,420,939	2,903,279

Allowance for loan losses, at beginning of year	$23,298	23,781	23,781
Provision (reversal) for loan losses	(3,659)	723	723
	19,639	24,504	24,504
Loans charged off:
Commercial, financial, and agricultural	(239)	(1,622)	(267)
Real estate – construction, land development & other land loans	(2)	(589)	(176)
Real estate – mortgage – residential (1-4 family) first mortgages	(243)	(2,641)	(894)
Real estate – mortgage – home equity loans / lines of credit	(176)	(978)	(231)
Real estate – mortgage – commercial and other	(41)	(1,182)	(326)
Installment loans to individuals	(118)	(799)	(311)
Total charge-offs	(819)	(7,811)	(2,205)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	499	1,311	274
Real estate – construction, land development & other land loans	3,046	2,579	491
Real estate – mortgage – residential (1-4 family) first mortgages	145	1,076	196
Real estate – mortgage – home equity loans / lines of credit	153	333	64
Real estate – mortgage – commercial and other	582	1,027	142
Installment loans to individuals	53	279	80
Total recoveries	4,478	6,605	1,247
Net recoveries (charge-offs)	3,659	(1,206)	(958)
Allowance for loan losses, at end of period	$23,298	23,298	23,546

Ratios:
Net charge-offs as a percent of average loans (annualized)	(0.36% )	0.04%	0.13%
Allowance for loan losses as a percent of loans at end of period	0.57%	0.58%	0.72%
Allowance for loan losses + unaccreted discount as a percent of loans	1.20%	1.24%	1.29%

We recorded a negative provision for loan losses (reduction of the allowance for loan losses) of $3.7 million in the first quarter of 2018, compared to a provision for loan losses of $0.7 million in the first quarter of 2017.

The provision for loan losses that we record is driven by an allowance for loan loss mathematical model. The primary factors impacting this model are loan growth, net charge-off history, and asset quality trends. Organic loan growth was relatively similar for the first three months of 2018 compared to the first three months of 2017, amounting to $71.4 million and $81.3 million for those periods respectively. As it relates to asset quality trends, as shown in a table within Note 8 to the consolidated financial statements, our total classified and nonaccrual loans remained stable at $79-80 million at December 31, 2017 and March 31, 2018. The largest driver of the change in the provisions recorded in the first quarters of 2018 and 2017 was the net loan recoveries recorded during the first quarter of 2018. During the first three months of 2018, we recorded $3.7 million in net recoveries, compared to $1.0 million in net charge-offs for the same period of 2017.

Index

The allowance for loan losses amounted to $23.3 million at March 31, 2018, compared to $23.3 million at December 31, 2017 and $23.5 million at March 31, 2017. The ratio of our allowance to total loans has declined from 0.72% at March 31, 2017 to 0.57% at March 31, 2018 as a result of the factors discussed above that impacted our provision for loan losses, as well as applicable accounting guidance that does not allow us to record an allowance for loan losses upon the acquisition of loans. Instead acquired loans are recorded at their discounted fair value, which includes the consideration of any expected losses. No allowance for loan losses is recorded for the acquired loans until the expected credit losses exceed the remaining unamortized discounts – based on an individual basis for purchased credit impaired loans and on a pooled basis for performing acquired loans. See Critical Accounting Policies above for further discussion. Unaccreted discount, which is available to absorb loan losses, amounted to $26.2 million, $26.9 million, and $19.6 million at March 31, 2018, December 31, 2017, and March 31, 2017, respectively. The ratio of allowance for loan losses plus unaccreted discount was 1.20%, 1.24%, and 1.29% at March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

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

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at March 31, 2018, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2017.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $911 million line of credit with the Federal Home Loan Bank (of which $353 million was outstanding at March 31, 2018 and $354 million was outstanding at December 31, 2017), 2) a $35 million federal funds line with a correspondent bank (of which none was outstanding at March 31, 2018 or December 31, 2017), and 3) an approximately $93 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at March 31, 2018 or December 31, 2017). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $190 million at March 31, 2018 and $198 million at December 31, 2017, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $496 million at March 31, 2018 compared to $528 million at December 31, 2017.

Our overall liquidity increased since March 31, 2017. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 19.2% at March 31, 2017 to 20.0% at March 31, 2018.

Index

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2017, detail of which is presented in Table 18 on page 82 of our 2017 Annual Report on Form 10-K.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2018, and have no current plans to do so.

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

Index

At March 31, 2018, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2018	December 31, 2017	March 31, 2017

Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	11.01%	10.72%	10.33%
Minimum required Common equity Tier 1 capital	6.375%	5.75%	5.75%

Tier I capital to Tier 1 risk weighted assets	12.23%	11.94%	11.85%
Minimum required Tier 1 capital	7.875%	7.25%	7.25%

Total risk-based capital to Tier II risk weighted assets	12.78%	12.50%	12.56%
Minimum required total risk-based capital	9.875%	9.25%	9.25%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	9.88%	9.58%	11.05%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%

First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At March 31, 2018, First Bank significantly exceeded the minimum ratios established by the regulatory authorities.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 8.35% at March 31, 2018 compared to 8.23% at December 31, 2017 and 7.79% at March 31, 2017.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On March 15, 2018, the Company announced a quarterly cash dividend of $0.10 cents per share payable on April 25, 2018 to shareholders of record on March 30, 2018. The dividend rate represents a 25% increase over the previous dividend rate of $0.08 the Company declared in the first quarter of 2017.

•	On March 16, 2018, the Company converted the data processing systems of Asheville Savings Bank to First Bank, and the former Asheville Savings Bank branches now fully operate under the name “First Bank.” As part of this conversion, the Company consolidated three branches in the Asheville area.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first three months of 2018. At March 31, 2018, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.03% (realized in 2016) to a high of 4.92% (realized in 2013). Up until the end of 2015, the prime rate of interest had remained at 3.25% since 2008. In response to Federal Reserve actions, the prime rate increased to 3.50% on December 31, 2015 and to 3.75% on December 15, 2016. In 2017 and 2018, the Federal Reserve steadily increased the prime rate four additional times, up to 4.75% (the rate at March 31, 2018). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At March 31, 2018, approximately 77% of our interest-earning assets were subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Index

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). At March 31, 2018, we had $1.3 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2018 are deposits totaling $2.4 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

As it relates to deposits, the Federal Reserve made no changes to the short term interest rates it sets directly from 2008 until mid-December 2015, and since that time we have been able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as our average funding rate approached zero several years ago, meaningful further declines were not possible. Thus far, the six interest rate increases initiated by the Federal Reserve over the past few years have not resulted in significant competitive pressure to increase deposit rates.

Index

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans, which amounted to $2.1 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired accruing loans amounted to $26.2 million at March 31, 2018.

Based on our most recent interest rate modeling, which assumes two additional interest rate increases for the remainder of 2018 (federal funds rate = 2.25%, prime = 5.25%), we project that our net interest margin will likely remain fairly stable for the remainder of the year. We expect asset yields to increase, and we also expect that we will experience pressure to increase our deposit rates.

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

Item 1A – Risk Factors

Index

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in the forepart of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2018 to January 31, 2018	—	—	—	214,241
February 1, 2018 to February 28, 2018	—	—	—	214,241
March 1, 2018 to March 31, 2018	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. The Company has no plans or programs to terminate the authorization, or plans under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. In March 2018, 1,400 shares of our common stock, with a market price of $36.53 per share, were used to satisfy an exercise of options.

During the three months ended March 31, 2018, there were no unregistered sales of the Company’s securities.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have Securities and Exchange Commission File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

2.a	Purchase and Assumption Agreement dated as of March 3, 2016 between First Bank (as Seller) and First Community Bank (as Purchaser) was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.b	Purchase and Assumption Agreement dated as of March 3, 2016 between First Community Bank (as Seller) and First Bank (as Purchaser) was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.c	Merger Agreement between First Bancorp and Carolina Bank Holdings, Inc. dated June 21, 2016 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016, and is incorporated herein by reference.

2.d	Merger Agreement between First Bancorp and ASB Bancorp, Inc. dated May 1, 2017 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 1, 2017, and is incorporated herein by reference

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

Index

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 9, 2018, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 10, 2018	BY:/s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer
(Principal Executive Officer),
and Director

May 10, 2018	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
Chief Financial Officer