Form 10-Q
period 2018-06-30
FIRST BANCORP /NC/
filed 2018-08-09
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant's Common Stock outstanding on July 31, 2018 was 29,702,912.

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

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	June 30, 2018	December 31, 2017 (audited)	June 30, 2017
ASSETS
Cash and due from banks, noninterest-bearing	$97,163	114,301	80,234
Due from banks, interest-bearing	462,972	375,189	337,326
Total cash and cash equivalents	560,135	489,490	417,560

Securities available for sale	334,068	343,270	207,496
Securities held to maturity (fair values of $107,068, $118,998, and $129,697)	108,265	118,503	127,866

Presold mortgages in process of settlement	9,311	12,459	13,071

Loans	4,149,390	4,042,369	3,375,976
Allowance for loan losses	(23,298)	(23,298)	(24,025)
Net loans	4,126,092	4,019,071	3,351,951

Premises and equipment	113,774	116,233	96,605
Accrued interest receivable	13,930	14,094	10,830
Goodwill	232,458	233,070	139,124
Other intangible assets	23,152	24,437	12,132
Foreclosed real estate	8,296	12,571	11,196
Bank-owned life insurance	100,413	99,162	87,501
Other assets	87,706	64,677	53,288
Total assets	$5,717,600	5,547,037	4,528,620

LIABILITIES
Deposits: Noninterest bearing checking accounts	$1,252,214	1,196,161	990,004
Interest bearing checking accounts	915,666	884,254	728,973
Money market accounts	1,021,659	984,945	782,963
Savings accounts	440,475	454,860	411,814
Time deposits of $100,000 or more	647,206	593,123	479,839
Other time deposits	276,401	293,612	250,737
Total deposits	4,553,621	4,406,955	3,644,330
Borrowings	407,076	407,543	355,405
Accrued interest payable	1,651	1,235	1,014
Other liabilities	30,530	38,325	27,220
Total liabilities	4,992,878	4,854,058	4,027,969

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series C, convertible, issued & outstanding: none, none, and none	—	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 29,702,912, 29,639,374, and 24,678,295 shares	434,117	432,794	262,901
Retained earnings	301,800	264,331	240,682
Stock in rabbi trust assumed in acquisition	(3,214)	(3,581)	(4,257)
Rabbi trust obligation	3,214	3,581	4,257
Accumulated other comprehensive income (loss)	(11,195)	(4,146)	(2,932)
Total shareholders’ equity	724,722	692,979	500,651
Total liabilities and shareholders’ equity	$5,717,600	5,547,037	4,528,620

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$51,451	39,656	101,621	73,359
Interest on investment securities:
Taxable interest income	2,465	1,710	5,051	3,265
Tax-exempt interest income	368	427	748	870
Other, principally overnight investments	2,451	1,034	4,376	1,801
Total interest income	56,735	42,827	111,796	79,295

INTEREST EXPENSE
Savings, checking and money market accounts	1,132	685	2,111	1,207
Time deposits of $100,000 or more	1,850	874	3,325	1,588
Other time deposits	251	173	470	339
Borrowings	2,270	1,179	4,151	1,949
Total interest expense	5,503	2,911	10,057	5,083

Net interest income	51,232	39,916	101,739	74,212
Provision (reversal) for loan losses	(710)	—	(4,369)	723
Net interest income after provision for loan losses	51,942	39,916	106,108	73,489

NONINTEREST INCOME
Service charges on deposit accounts	3,122	2,966	6,385	5,580
Other service charges, commissions and fees	4,913	3,554	9,510	6,727
Fees from presold mortgage loans	796	1,511	1,655	2,279
Commissions from sales of insurance and financial products	2,119	1,038	4,059	1,878
SBA consulting fees	1,126	1,050	2,267	2,310
SBA loan sale gains	2,598	927	6,400	1,549
Bank-owned life insurance income	628	580	1,251	1,088
Foreclosed property gains (losses), net	(99)	(248)	(387)	(223)
Securities gains (losses), net	—	—	—	(235)
Other gains (losses), net	908	497	912	731
Total noninterest income	16,111	11,875	32,052	21,684

NONINTEREST EXPENSES
Salaries expense	18,446	16,299	37,844	30,249
Employee benefits expense	4,084	4,042	8,691	7,952
Total personnel expense	22,530	20,341	46,535	38,201
Occupancy expense	2,543	2,358	5,345	4,542
Equipment related expenses	1,241	1,363	2,493	2,421
Merger and acquisition expenses	640	1,122	3,401	3,495
Intangibles amortization expense	1,745	1,031	3,417	1,607
Other operating expenses	10,174	8,869	21,280	16,890
Total noninterest expenses	38,873	35,084	82,471	67,156

Income before income taxes	29,180	16,707	55,689	28,017
Income tax expense	6,450	5,553	12,286	9,308

Net income available to common shareholders	$22,730	11,154	43,403	18,709

Earnings per common share:
Basic	$0.77	0.45	1.47	0.80
Diluted	0.77	0.45	1.46	0.80

Dividends declared per common share	$0.10	0.08	0.20	0.16

Weighted average common shares outstanding:
Basic	29,544,747	24,593,307	29,539,308	23,288,635
Diluted	29,632,738	24,671,550	29,630,822	23,368,503

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands-unaudited)	2018	2017	2018	2017

Net income	$22,730	11,154	43,403	18,709
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(2,012)	1,989	(9,302)	3,102
Tax (expense) benefit	471	(737)	2,174	(1,144)
Reclassification to realized (gains) losses	—	—	—	235
Tax expense (benefit)	—	—	—	(87)
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	51	54	103	105
Tax expense (benefit)	(12)	(16)	(24)	(36)
Other comprehensive income (loss)	(1,502)	1,290	(7,049)	2,175
Comprehensive income	$21,228	12,444	36,354	20,884

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Common Stock		Retained	Stock in Rabbi Trust Assumed in Acquisi-	Rabbi Trust	Accumulated Other Compre- hensive Income	Total Share- holders’
	Shares	Amount	Earnings	tion	Obligation	(Loss)	Equity

Balances, January 1, 2017	20,845	$147,287	225,921	—	—	(5,107)	368,101

Net income			18,709				18,709
Cash dividends declared ($0.16 per common share)			(3,948)				(3,948)
Equity issued pursuant to acquisition	3,799	114,478		(7,688)	7,688		114,478
Payment of deferred fees				3,431	(3,431)		—
Stock option exercises	16	287					287
Stock-based compensation	18	849					849
Other comprehensive income (loss)						2,175	2,175

Balances, June 30, 2017	24,678	$262,901	240,682	(4,257)	4,257	(2,932)	500,651

Balances, January 1, 2018	29,639	$432,794	264,331	(3,581)	3,581	(4,146)	692,979

Net income			43,403				43,403
Cash dividends declared ($0.20 per common share)			(5,934)				(5,934)
Payment of deferred fees				367	(367)		—
Stock option exercises	25	324					324
Stock withheld for payment of taxes	(4)	—					—
Stock-based compensation	43	999					999
Other comprehensive income (loss)						(7,049)	(7,049)

Balances, June 30, 2018	29,703	$434,117	301,800	(3,214)	3,214	(11,195)	724,722

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2018	2017
Cash Flows From Operating Activities
Net income	$43,403	18,709
Reconciliation of net income to net cash provided (used) by operating activities:
Provision (reversal) for loan losses	(4,369)	723
Net security premium amortization	1,476	1,470
Loan discount accretion	(4,407)	(3,328)
Purchase accounting accretion and amortization, net	(125)	(122)
Foreclosed property (gains) losses and write-downs, net	387	223
Loss (gain) on securities available for sale	—	235
Other losses (gains)	(912)	(731)
Decrease (increase) in net deferred loan fees	(955)	759
Depreciation of premises and equipment	2,859	2,708
Stock-based compensation expense	827	683
Amortization of intangible assets	3,417	1,607
Fees/gains from sale of presold mortgages and SBA loans	(8,055)	(3,828)
Origination of presold mortgages in process of settlement	(70,056)	(109,454)
Proceeds from sales of presold mortgages in process of settlement	74,729	107,986
Origination of SBA loans for sale	(110,116)	(27,432)
Proceeds from sales of SBA loans	88,811	22,260
(Increase) decrease in accrued interest receivable	164	(27)
(Increase) decrease in other assets	(14,988)	2,810
Increase in accrued interest payable	416	211
Decrease in other liabilities	(7,504)	(11,886)
Net cash provided (used) by operating activities	(4,998)	3,576

Cash Flows From Investing Activities
Purchases of securities available for sale	(18,850)	(29,809)
Purchases of securities held to maturity	—	(291)
Proceeds from maturities/issuer calls of securities available for sale	17,835	15,497
Proceeds from maturities/issuer calls of securities held to maturity	9,679	13,683
Proceeds from sales of securities available for sale	—	45,601
Purchases of Federal Reserve and Federal Home Loan Bank stock, net	(6,099)	(6,527)
Net increase in loans	(73,471)	(162,197)
Proceeds from sales of foreclosed real estate	4,619	4,610
Purchases of premises and equipment	(1,959)	(2,135)
Proceeds from sales of premises and equipment	2,579	—
Net cash received in acquisition	—	56,185
Net cash used by investing activities	(65,667)	(65,383)

Cash Flows From Financing Activities
Net increase in deposits	146,882	111,756
Net increase (decrease) in borrowings	(558)	64,973
Cash dividends paid – common stock	(5,338)	(3,642)
Proceeds from stock option exercises	324	287
Net cash provided by financing activities	141,310	173,374

Increase in cash and cash equivalents	70,645	111,567
Cash and cash equivalents, beginning of period	489,490	305,993

Cash and cash equivalents, end of period	$560,135	417,560

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$9,641	4,872
Income taxes	10,190	8,570
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	(7,128)	2,106
Foreclosed loans transferred to other real estate	1,913	3,415

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended June 30, 2018 and 2017

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2018 and 2017 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2018 and 2017. All such adjustments were of a normal, recurring nature. Reference is made to the 2017 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

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

Index

In February 2018, the FASB issued guidance related to the Income Statement – Reporting Comprehensive Income topic of the Accounting Standards Codification, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017. The guidance will be effective for all annual and interim periods beginning January 1, 2019, with early adoption permitted. The Company chose to early adopt the new standard for the year ending December 31, 2017, as allowed under the new standard, and reclassified $0.7 million between Accumulated Other Comprehensive Income and Retained Earnings.

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

In June 2018, the FASB amended the Compensation—Stock Compensation Topic of the Accounting Standards Codification. The amendments expand the scope of this Topic to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of the Revenue from Contracts with Customers Topic. The Company does not expect these amendments to have a material effect on its financial statements.

Index

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended June 30, 2017 have been reclassified to conform to the presentation for June 30, 2018. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

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

Index

($ in thousands)	As Recorded by Carolina Bank	Initial Fair Value Adjustments		Measurement Period Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$81,466	(2)	(a)	—		81,464
Securities	49,629	(261)	(b)	—		49,368
Loans, gross	505,560	(5,469)	(c)	146	(l)	497,522
		(2,715)	(d)	—
Allowance for loan losses	(5,746)	5,746	(e)	—		—
Premises and equipment	17,967	4,251	(f)	(319)	(m)	21,899
Core deposit intangible	—	8,790	(g)	—		8,790
Other	34,976	(4,804)	(h)	2,225	(n)	32,397
Total	683,852	5,536		2,052		691,440

Liabilities
Deposits	$584,950	431	(i)	—		585,381
Borrowings	21,855	(2,855)	(j)	(262)	(o)	18,738
Other	12,855	225	(k)	(444)	(p)	12,636
Total	619,660	(2,199)		(706)		616,755

Net identifiable assets acquired						74,685

Total cost of acquisition
Value of stock issued		$114,478
Cash paid in the acquisition		25,279
Total cost of acquisition						139,757

Goodwill recorded related to acquisition of Carolina Bank						$65,072

Explanation of Fair Value Adjustments

(a)	This adjustment was recorded to a short-term investment to its estimated fair value.
(b)	This fair value adjustment was recorded to adjust the securities portfolio to its estimated fair value.
(c)	This fair value adjustment represents the amount necessary to reduce performing loans to their fair value due to interest rate factors and credit factors. Assuming the loans continue to perform, this amount will be amortized to increase interest income over the remaining lives of the related loans.
(d)	This fair value adjustment was recorded to write-down purchased credit impaired loans assumed in the acquisition to their estimated fair market value.
(e)	This fair value adjustment reduced the allowance for loan losses to zero as required by relevant accounting guidance.
(f)	This adjustment represents the amount necessary to increase premises and equipment from its book value on the date of acquisition to its estimated fair market value.
(g)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as expense on an accelerated basis over seven years.
(h)	This fair value adjustment primarily represents the net deferred tax liability associated with the other fair value adjustments made to record the transaction.
(i)	This fair value adjustment was recorded because the weighted average interest rate of Carolina Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount is being amortized to reduce interest expense on an accelerated basis over their remaining five year life.
(j)	This fair value adjustment was primarily recorded because the interest rate of Carolina Bank’s trust preferred securities was less than the current interest rate on similar instruments. This amount is being amortized on approximately a straight-line basis to increase interest expense over the remaining life of the related borrowing, which is 18 years.
(k)	This fair value adjustment represents miscellaneous adjustments needed to record assets and liabilities at their fair value.
(l)	This fair value adjustment was a miscellaneous adjustment to increase the initial fair value of gross loans.
(m)	This fair value adjustment relates to miscellaneous adjustment to decrease the initial fair value of premises and equipment.
(n)	This fair value adjustment relates to changes in the estimate of deferred tax assets/liabilities associated with the acquisition and adjustments to decrease the initial fair value of the foreclosed real estate acquired in the transaction based on newly obtained valuations.

Index
(o)	This fair value adjustment relates to miscellaneous adjustments to decrease the initial fair value of borrowings.
(p)	This fair value adjustment relates to a change in the estimate of a contingent liability.

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

($ in thousands, except share data)	Carolina Bank earnings - March 3, 2017 to June 30, 2017 - included in Company’s earnings for the six months ended June 30, 2017	Pro Forma Combined Six Months Ended June 30, 2017
Net interest income	$8,778	78,260
Noninterest income	1,871	22,874
Total revenue	10,649	101,134

Net income available to common shareholders	2,275	21,229

Earnings per common share
Basic		$0.86
Diluted		0.86

The above pro forma results for the six months ended June 30, 2017 include merger-related expenses and charges recorded by Carolina Bank prior to the acquisition that are nonrecurring in nature and amounted to $4.6 million pretax, or $3.1 million after-tax ($0.12 per basic and diluted share).

(2)	On September 1, 2017, First Bank Insurance completed the acquisition of Bear Insurance Service (“Bear Insurance”). The results of Bear Insurance are included the Company’s results beginning on the September 1, 2017 acquisition date.

Bear Insurance, an insurance agency based in Albemarle, North Carolina, with four locations in Stanly, Cabarrus, and Montgomery counties and annual commission income of approximately $4 million, represented an opportunity to complement the Company’s insurance agency operations in these markets and the surrounding areas. Also, this acquisition provided the Company with a larger platform for leveraging insurance services throughout the Company’s bank branch network. The transaction value was $9.8 million, with the Company paying $7.9 million in cash and issuing 13,374 shares of its common stock, which had a value of approximately $0.4 million. Per the terms of the agreement, the Company also recorded an earn-out liability valued at $1.2 million, which will be paid as a cash distribution after a four-year period if pre-determined goals are met for the periods.

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

ASB Bancorp, Inc. was the parent company of Asheville Savings Bank, a North Carolina state-chartered savings bank with eight bank branches located in Buncombe County, North Carolina and five bank branches located in the counties of Henderson, Madison, McDowell and Transylvania, all in North Carolina. The acquisition complemented the Company’s existing presence in the Asheville and surrounding markets, which are high-growth and highly desired markets. The Company was willing to record goodwill primarily due to the reasons just noted, as well as the positive earnings of Asheville Savings Bank. The total merger consideration consisted of $17.9 million in cash and 4,920,061 shares of the Company’s common stock, with each share of Asheville Savings Bank common stock being exchanged for either $41.90 in cash or 1.44 shares of the Company’s stock, subject to the total consideration being 90% stock / 10% cash. The issuance of common stock was valued at $169.3 million and was based on the Company’s closing stock price on September 30, 2017 of $34.41 per share.

Index

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Asheville Savings Bank were recorded based on estimates of fair values as of October 1, 2017. The Company may change its valuations of acquired Asheville Savings Bank assets and liabilities for up to one year after the acquisition date. The table below is a condensed balance sheet disclosing the amount assigned to each major asset and liability category of Asheville Savings Bank on October 1, 2017, and the related fair value adjustments recorded by the Company to reflect the acquisition. The $88.2 million in goodwill that resulted from this acquisition is non-deductible for tax purposes.

($ in thousands)	As Recorded by Asheville Savings Bank	Initial Fair Value Adjustments		Measurement Period Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$41,824	—		—		41,824
Securities	95,020	—		—		95,020
Loans, gross	617,159	(9,631)	(a)	—		606,180
		(1,348)	(b)	—
Allowance for loan losses	(6,685)	6,685	(c)	—		—
Presold mortgages	3,785	—		—		3,785
Premises and equipment	10,697	9,857	(d)	—		20,554
Core deposit intangible	—	9,760	(e)	120	(i)	9,880
Other	35,944	(5,851)	(f)	(777)	(j)	29,316
Total	797,744	9,472		(657)		806,559

Liabilities
Deposits	$678,707	430	(g)	—		679,137
Borrowings	20,000	—		—		20,000
Other	8,943	298	(h)	(822)	(k)	8,419
Total	707,650	728		(822)		707,556

Net identifiable assets acquired						99,003

Total cost of acquisition
Value of stock issued		$169,299
Cash paid in the acquisition		17,939
Total cost of acquisition						187,238

Goodwill recorded related to acquisition of Asheville Savings Bank						$88,235

Explanation of Fair Value Adjustments

(a)	This fair value adjustment represents the amount necessary to reduce performing loans to their fair value due to interest rate factors and credit factors. Assuming the loans continue to perform, this amount will be amortized to increase interest income over the remaining lives of the related loans.
(b)	This fair value adjustment was recorded to write-down purchased credit impaired loans assumed in the acquisition to their estimated fair market value.
(c)	This fair value adjustment reduced the allowance for loan losses to zero as required by relevant accounting guidance.
(d)	This adjustment represents the amount necessary to increase premises and equipment from its book value on the date of acquisition to its estimated fair market value.
(e)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and is being amortized as expense on an accelerated basis over seven years.
(f)	This fair value adjustment primarily represents the net deferred tax liability associated with the other fair value adjustments made to record the transaction.

Index
(g)	This fair value adjustment was recorded because the weighted average interest rate of Asheville Savings Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount is being amortized to reduce interest expense on an accelerated basis over their remaining five year life.
(h)	This fair value adjustment represents miscellaneous adjustments needed to record assets and liabilities at their fair value.
(i)	This fair value adjustment relates to a change in the final amount of the core deposit intangible asset from the amount originally estimated.
(j)	This fair value adjustment relates to the write-down of a foreclosed property based on an updated appraisal and the related deferred tax asset adjustment.
(k)	This fair value adjustment was recorded to adjust the tax liability assumed on the acquisition date based on updated information.

Note 5 – Stock-Based Compensation Plans

The Company recorded total stock-based compensation expense of $596,000 and $479,000 for the three months ended June 30, 2018 and 2017, respectively, and $827,000 and $683,000 for the six months ended June 30, 2018 and 2017, respectively. Of the $827,000 in expense that was recorded in 2018, approximately $352,000 related to the June 1, 2018 director grants, which are classified as “other operating expenses” in the Consolidated Statements of Income. The remaining $475,000 in expense relates to the employee grants discussed below and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s consolidated statement of cash flows. The Company recognized $193,000 and $243,000 of income tax benefits related to stock based compensation expense in its consolidated income statement for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, the Company had two stock-based compensation plans – 1) the First Bancorp 2014 Equity Plan and 2) the First Bancorp 2007 Equity Plan. The Company’s shareholders approved each plan. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of June 30, 2018, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 771,477 shares remaining available for grant.

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

Recent equity grants have had service vesting conditions. Compensation expense for these grants is recorded over the requisite service periods. No compensation cost is recognized for grants that do not vest and any previously recognized compensation cost is reversed at forfeiture. The Company issues new shares of common stock when options are exercised.

Certain of the Company’s equity grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for each incremental award. Over the past five years, there have only been minimal amounts of forfeitures, and therefore the Company assumes that all awards granted with service conditions only will vest.

As it relates to director equity grants, the Company grants common shares, valued at approximately $32,000, to each non-employee director (currently 11 in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions. On June 1, 2018, the Company granted 8,393 shares of common stock to non-employee directors (763 shares per director), at a fair market value of $41.93 per share, which was the closing price of the Company’s common stock on that date, and which resulted in $352,000 in expense. On June 1, 2017, the Company granted 11,190 shares of common stock to non-employee directors (1,119 shares per director), at a fair market value of $28.59 per share, which was the closing price of the Company’s common stock on that date, and which resulted in $320,000 in expense.

Index

The Company’s senior officers receive their annual bonuses earned under the Company’s annual incentive plan in a mix of 50% cash and 50% stock, with the stock being subject to a three year vesting term. In the last three years, a total of 54,529 shares of restricted stock have been granted related to performance in the preceding fiscal years (net of an immaterial amount of forfeitures). Total compensation expense associated with those grants was $1.4 million and is being recognized over the respective vesting periods. For the three months ended June 30, 2018 and 2017, total compensation expense related to these grants was $73,000 and $66,000, respectively, and for the six months ended June 30, 2018 and 2017, total compensation expense was $147,000 and $151,000, respectively. The Company expects to record $73,000 in compensation expense during each remaining quarter of 2018.

In the last three years, the Compensation Committee also granted 101,156 shares of stock to various employees of the Company to promote retention (net of an immaterial amount of forfeitures). The total value associated with these grants amounted to $2.7 million, which is being recorded as an expense over their three year vesting periods. For the three months ended June 30, 2018 and 2017, total compensation expense related to these grants was $173,000 and $89,000, respectively, and for the six months ended June 30, 2018 and 2017, total compensation expense was $328,000 and $186,000, respectively. The Company expects to record $211,000 in compensation expense during each remaining quarter of 2018. All grants were issued based on the closing price of the Company’s common stock on the date of the grant.

The following table presents information regarding the activity the first six months of 2018 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2018	103,063	$24.08

Granted during the period	32,027	39.10
Vested during the period	(10,626)	17.53
Forfeited or expired during the period	(2,977)	25.21

Nonvested at June 30, 2018	121,487	$28.58

In years prior to 2009, stock options were the primary form of equity grant utilized by the Company. The stock options had a term of ten years. Upon a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

At June 30, 2018, there were 9,000 stock options outstanding related to the Company’s two equity-based plans, all with an exercise price of $14.35.

The following table presents information regarding the activity for the first six months of 2018 related to the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2018	38,689	$16.09

Granted	—	—
Exercised	(29,689)	16.61		$659,743
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2018	9,000	$14.35	0.9	$239,040

Exercisable at June 30, 2018	9,000	$14.35	0.9	$239,040

During the three and six months ended June 30, 2018, the Company received $216,000 and $324,000, respectively, as a result of stock option exercises. During the three and six months ended June 30, 2017, the Company received $242,000 and $287,000, respectively, as a result of stock option exercises.

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

If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended June 30,
	2018			2017
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$22,730	29,544,747	$0.77	$11,154	24,593,307	$0.45

Effect of Dilutive Securities	—	87,991		—	78,243

Diluted EPS per common share	$22,730	29,632,738	$0.77	$11,154	24,671,550	$0.45

	For the Six Months Ended June 30,
	2018			2017
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$43,403	29,539,308	$1.47	$18,709	23,288,635	$0.80

Effect of Dilutive Securities	—	91,514		—	79,868

Diluted EPS per common share	$43,403	29,630,822	$1.46	$18,709	23,368,503	$0.80

For both the three and six months ended June 30, 2018 and 2017, there were no options that were antidilutive.

Index

Note 7 – Securities

The book values and approximate fair values of investment securities at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018				December 31, 2017
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$19,000	18,537	—	(463)	14,000	13,867	—	(133)
Mortgage-backed securities	292,809	282,287	48	(10,570)	297,690	295,213	246	(2,722)
Corporate bonds	33,772	33,244	64	(592)	33,792	34,190	512	(114)
Total available for sale	$345,581	334,068	112	(11,625)	345,482	343,270	758	(2,969)

Securities held to maturity:
Mortgage-backed securities	$57,807	55,832	—	(1,975)	63,829	63,092	—	(737)
State and local governments	50,458	51,236	836	(58)	54,674	55,906	1,280	(48)
Total held to maturity	$108,265	107,068	836	(2,033)	118,503	118,998	1,280	(785)

All of the Company’s mortgage-backed securities, including commercial mortgage-backed obligations, were issued by government-sponsored corporations, except for two private mortgage-backed securities with a fair value of $1.1 million as of June 30, 2018.

The following table presents information regarding securities with unrealized losses at June 30, 2018:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$15,615	385	2,922	78	18,537	463
Mortgage-backed securities	224,713	8,050	110,958	4,495	335,671	12,545
Corporate bonds	25,697	530	938	62	26,635	592
State and local governments	9,360	58	—	—	9,360	58
Total temporarily impaired securities	$275,385	9,023	114,818	4,635	390,203	13,658

The following table presents information regarding securities with unrealized losses at December 31, 2017:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$10,897	103	2,970	30	13,867	133
Mortgage-backed securities	192,702	1,582	125,060	1,877	317,762	3,459
Corporate bonds	2,500	49	935	65	3,435	114
State and local governments	7,928	48	—	—	7,928	48
Total temporarily impaired securities	$214,027	1,782	128,965	1,972	342,992	3,754

In the above tables, all of the securities that were in an unrealized loss position at June 30, 2018 and December 31, 2017 were bonds that the Company has determined were in a loss position due primarily to interest rate factors and not credit quality concerns. The Company evaluated the collectability of each of these bonds and concluded that there was no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

Index

The book values and approximate fair values of investment securities at June 30, 2018, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Securities
Due within one year	$—	—	3,248	3,276
Due after one year but within five years	40,227	39,324	28,348	28,815
Due after five years but within ten years	7,545	7,460	17,066	17,355
Due after ten years	5,000	4,997	1,796	1,790
Mortgage-backed securities	292,809	282,287	57,807	55,832
Total securities	$345,581	334,068	108,265	107,068

At June 30, 2018 and December 31, 2017, investment securities with carrying values of $233,437,000 and $176,813,000, respectively, were pledged as collateral for public deposits.

In the first six months of 2017, the Company received proceeds from sales of securities of $45,601,000 and recorded losses of $235,000 from the sales. There were no securities sales in the first six months of 2018.

Included in “other assets” in the consolidated balance sheets are cost method investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Richmond (“FRB”) stock totaling $37,437,000 and $31,338,000 at June 30, 2018 and December 31, 2017, respectively. The FHLB stock had a cost and fair value of $20,036,000 and $19,647,000 at June 30, 2018 and December 31, 2017, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $17,401,000 and $11,691,000 at June 30, 2018 and December 31, 2017, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

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

($ in thousands)	Asheville Savings Bank Acquisition on October 1, 2017
Contractually required payments	$727,706
Fair value of acquired loans at acquisition date	595,167
Contractual cash flows not expected to be collected	7,000

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2018		December 31, 2017		June 30, 2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$417,366	10%	$381,130	10%	$383,834	11%
Real estate – construction, land development & other land loans	600,031	14%	539,020	13%	446,661	13%
Real estate – mortgage – residential (1-4 family) first mortgages	1,000,189	24%	972,772	24%	783,759	23%
Real estate – mortgage – home equity loans / lines of credit	369,875	9%	379,978	9%	320,953	10%
Real estate – mortgage – commercial and other	1,690,175	41%	1,696,107	42%	1,384,569	41%
Installment loans to individuals	71,823	2%	74,348	2%	57,008	2%
Subtotal	4,149,459	100%	4,043,355	100%	3,376,784	100%
Unamortized net deferred loan fees	(69)		(986)		(808)
Total loans	$4,149,390		$4,042,369		$3,375,976

The following table presents changes in the carrying value of PCI loans.

($ in thousands) Purchased Credit Impaired Loans	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017
Balance at beginning of period	$23,165	514
Additions due to acquisition of Carolina Bank	—	19,254
Additions due to acquisition of Asheville Savings Bank	—	9,886
Change due to payments received and accretion	(2,328)	(6,016)
Change due to loan charge-offs	(10)	(12)
Transfers to foreclosed real estate	—	(69)
Other	5	(392)
Balance at end of period	$20,832	23,165

The following table presents changes in the accretable yield for PCI loans.

($ in thousands) Accretable Yield for PCI loans	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017
Balance at beginning of period	$4,688	—
Additions due to acquisition of Carolina Bank	—	3,617
Additions due to acquisition of Asheville Savings Bank	—	1,804
Accretion	(784)	(1,846)
Reclassification from (to) nonaccretable difference	206	423
Other, net	48	690
Balance at end of period	$4,158	4,688

During the first six months of 2018, the Company received $190,000 in payments that exceeded the carrying amount of the related PCI loans, of which $149,000 was recognized as loan discount accretion income and $41,000 was recorded as additional loan interest income. During the first six months of 2017, the Company received $564,000 in payments that exceeded the carrying amount of the related PCI loans, of which $558,000 was recognized as loan discount accretion income and $6,000 was recorded as additional loan interest income.

Index

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows.

($ in thousands)	June 30, 2018	December 31, 2017	June 30, 2017

Nonperforming assets
Nonaccrual loans	$25,494	20,968	22,795
Restructured loans - accruing	17,386	19,834	21,019
Accruing loans > 90 days past due	—	—	—
Total nonperforming loans	42,880	40,802	43,814
Foreclosed real estate	8,296	12,571	11,196
Total nonperforming assets	$51,176	53,373	55,010

Purchased credit impaired loans not included above (1)	$20,832	23,165	16,846

(1) In the March 3, 2017 acquisition of Carolina Bank, and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $0.5 million, $0.6 million, and $0.4 million in PCI loans at June 30, 2018, December 31, 2017, and June 30, 2017, respectively, that were contractually past due 90 days or more.

At June 30, 2018 and December 31, 2017, the Company had $0.4 million and $0.8 million, respectively, in residential mortgage loans in process of foreclosure.

The following is a summary of the Company’s nonaccrual loans by major categories.

($ in thousands)	June 30, 2018	December 31, 2017
Commercial, financial, and agricultural	$3,407	1,001
Real estate – construction, land development & other land loans	1,374	1,822
Real estate – mortgage – residential (1-4 family) first mortgages	11,513	12,201
Real estate – mortgage – home equity loans / lines of credit	1,765	2,524
Real estate – mortgage – commercial and other	7,292	3,345
Installment loans to individuals	143	75
Total	$25,494	20,968

The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2018.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$1,398	28	—	3,407	412,264	417,097
Real estate – construction, land development & other land loans	913	276	—	1,374	597,143	599,706
Real estate – mortgage – residential (1-4 family) first mortgages	4,708	692	—	11,513	975,883	992,796
Real estate – mortgage – home equity loans / lines of credit	1,189	171	—	1,765	366,377	369,502
Real estate – mortgage – commercial and other	2,604	560	—	7,292	1,667,577	1,678,033
Installment loans to individuals	279	148	—	143	70,923	71,493
Purchased credit impaired	452	163	463	—	19,754	20,832
Total	$11,543	2,038	463	25,494	4,109,921	4,149,459
Unamortized net deferred loan fees						(69)
Total loans						$4,149,390

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2017.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$89	151	—	1,001	379,241	380,482
Real estate – construction, land development & other land loans	1,154	214	—	1,822	535,423	538,613
Real estate – mortgage – residential (1-4 family) first mortgages	6,777	1,370	—	12,201	943,565	963,913
Real estate – mortgage – home equity loans / lines of credit	1,347	10	—	2,524	375,814	379,695
Real estate – mortgage – commercial and other	1,270	451	—	3,345	1,678,529	1,683,595
Installment loans to individuals	445	95	—	75	73,277	73,892
Purchased credit impaired	821	77	601	—	21,666	23,165
Total	$11,903	2,368	601	20,968	4,007,515	4,043,355
Unamortized net deferred loan fees						(986)
Total loans						$4,042,369

Index

The following table presents the activity in the allowance for loan losses for all loans for the three and six months ended June 30, 2018.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Total

As of and for the three months ended June 30, 2018
Beginning balance	$2,536	2,317	5,892	2,266	5,991	844	3,452	23,298
Charge-offs	(370)	(30)	(172)	(10)	(271)	(144)	—	(997)
Recoveries	313	341	371	90	542	50	—	1,707
Provisions	(211)	64	968	(96)	1,033	147	(2,615)	(710)
Ending balance	$2,268	2,692	7,059	2,250	7,295	897	837	23,298

As of and for the six months ended June 30, 2018

Beginning balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298
Charge-offs	(609)	(32)	(415)	(186)	(312)	(262)	—	(1,816)
Recoveries	812	3,387	516	243	1,124	103	—	6,185
Provisions	(1,046)	(3,479)	811	366	8	106	(1,135)	(4,369)
Ending balance	$2,268	2,692	7,059	2,250	7,295	897	837	23,298

Ending balances as of June 30, 2018: Allowance for loan losses
Individually evaluated for impairment	$277	302	2,756	415	1,231	6	—	4,987
Collectively evaluated for impairment	$1,991	2,390	4,133	1,794	6,052	891	837	18,088
Purchased credit impaired	$—	—	170	41	12	—	—	223

Loans receivable as of June 30, 2018:
Ending balance – total	$417,366	600,031	1,000,189	369,875	1,690,175	71,823	—	4,149,459
Unamortized net deferred loan fees								(69)
Total loans								$4,149,390

Ending balances as of June 30, 2018: Loans
Individually evaluated for impairment	$3,208	3,549	15,247	671	10,333	10	—	33,018
Collectively evaluated for impairment	$413,889	596,157	977,549	368,831	1,667,700	71,483	—	4,095,609
Purchased credit impaired	$269	325	7,393	373	12,142	330	—	20,832

Index

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2017.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Total

As of and for the year ended December 31, 2017
Beginning balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	23,781
Charge-offs	(1,622)	(589)	(2,641)	(978)	(1,182)	(799)	—	(7,811)
Recoveries	1,311	2,579	1,076	333	1,027	279	—	6,605
Provisions	(407)	(1,865)	8	52	1,532	325	1,078	723
Ending balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298

Ending balances as of December 31, 2017: Allowance for loan losses
Individually evaluated for impairment	$215	18	1,099	—	232	—	—	1,564
Collectively evaluated for impairment	$2,896	2,798	4,831	1,788	6,226	950	1,972	21,461
Purchased credit impaired	$—	—	217	39	17	—	—	273

Loans receivable as of December 31, 2017:
Ending balance – total	$381,130	539,020	972,772	379,978	1,696,107	74,348	—	4,043,355
Unamortized net deferred loan fees								(986)
Total loans								$4,042,369

Ending balances as of December 31, 2017: Loans
Individually evaluated for impairment	$579	2,975	14,800	368	8,493	—	—	27,215
Collectively evaluated for impairment	$379,903	535,638	949,113	379,327	1,675,102	73,892	—	3,992,975
Purchased credit impaired	$648	407	8,859	283	12,512	456	—	23,165

Index

The following table presents the activity in the allowance for loan losses for all loans for the three and six months ended June 30, 2017.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Total

As of and for the three months ended June 30, 2017
Beginning balance	$3,792	2,764	7,376	2,138	5,979	1,067	430	23,546
Charge-offs	(814)	(92)	(353)	(347)	(88)	(172)	—	(1,866)
Recoveries	220	981	440	65	555	84	—	2,345
Provisions	232	(977)	(378)	201	(293)	95	1,120	—
Ending balance	$3,430	2,676	7,085	2,057	6,153	1,074	1,550	24,025

As of and for the six months ended June 30, 2017

Beginning balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	23,781
Charge-offs	(1,204)	(269)	(1,247)	(578)	(414)	(359)	—	(4,071)
Recoveries	518	1,471	636	130	698	139	—	3,592
Provisions	287	(1,217)	(8)	85	771	149	656	723
Ending balance	$3,430	2,676	7,085	2,057	6,153	1,074	1,550	24,025

Ending balances as of June 30, 2017: Allowance for loan losses
Individually evaluated for impairment	$8	182	1,304	—	424	—	—	1,918
Collectively evaluated for impairment	$3,422	2,494	5,781	2,057	5,729	1,074	1,550	22,107
Purchased credit impaired	$—	—	—	—	—	—	—	—

Loans receivable as of June 30, 2017:
Ending balance – total	$383,834	446,661	783,759	320,953	1,384,569	57,008	—	3,376,784
Unamortized net deferred loan fees								(808)
Total loans								$3,375,976

Ending balances as of June 30, 2017: Loans
Individually evaluated for impairment	$235	3,250	17,083	54	9,053	—	—	29,675
Collectively evaluated for impairment	$383,330	442,956	763,224	320,174	1,363,629	56,950	—	3,330,263
Purchased credit impaired	$269	455	3,452	725	11,887	58	—	16,846

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of June 30, 2018.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$2,530	2,580	—	928
Real estate – mortgage – construction, land development & other land loans	2,948	3,429	—	2,901
Real estate – mortgage – residential (1-4 family) first mortgages	4,514	5,118	—	4,885
Real estate – mortgage –home equity loans / lines of credit	23	35	—	138
Real estate – mortgage –commercial and other	3,494	3,685	—	3,441
Installment loans to individuals	—	3	—	—
Total impaired loans with no allowance	$13,509	14,850	—	12,293

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$678	708	277	479
Real estate – mortgage – construction, land development & other land loans	601	723	302	355
Real estate – mortgage – residential (1-4 family) first mortgages	10,733	11,347	2,756	9,724
Real estate – mortgage –home equity loans / lines of credit	648	776	415	216
Real estate – mortgage –commercial and other	6,839	6,942	1,231	5,856
Installment loans to individuals	10	15	6	3
Total impaired loans with allowance	$19,509	20,511	4,987	16,633

Interest income recorded on impaired loans during the six months ended June 30, 2018 was insignificant.

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2017.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$183	425	—	276
Real estate – mortgage – construction, land development & other land loans	2,743	3,941	—	2,846
Real estate – mortgage – residential (1-4 family) first mortgages	5,205	5,728	—	7,067
Real estate – mortgage –home equity loans / lines of credit	368	387	—	129
Real estate – mortgage –commercial and other	3,066	3,321	—	3,143
Installment loans to individuals	—	—	—	—
Total impaired loans with no allowance	$11,565	13,802	—	13,461

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$396	396	215	214
Real estate – mortgage – construction, land development & other land loans	232	241	18	503
Real estate – mortgage – residential (1-4 family) first mortgages	9,595	9,829	1,099	10,077
Real estate – mortgage –home equity loans / lines of credit	—	—	—	66
Real estate – mortgage –commercial and other	5,427	5,427	232	5,369
Installment loans to individuals	—	—	—	—
Total impaired loans with allowance	$15,650	15,893	1,564	16,229

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally required and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of June 30, 2018.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$410,434	2,322	934	3,407	417,097
Real estate – construction, land development & other land loans	586,310	6,812	5,210	1,374	599,706
Real estate – mortgage – residential (1-4 family) first mortgages	941,399	13,829	26,055	11,513	992,796
Real estate – mortgage – home equity loans / lines of credit	357,507	1,698	8,532	1,765	369,502
Real estate – mortgage – commercial and other	1,648,367	16,644	5,730	7,292	1,678,033
Installment loans to individuals	70,776	215	359	143	71,493
Purchased credit impaired	6,376	7,059	7,397	—	20,832
Total	$4,021,169	48,579	54,217	25,494	4,149,459
Unamortized net deferred loan fees					(69)
Total loans					4,149,390

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2017.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$368,658	9,901	922	1,001	380,482
Real estate – construction, land development & other land loans	523,642	7,129	6,020	1,822	538,613
Real estate – mortgage – residential (1-4 family) first mortgages	905,111	16,235	30,366	12,201	963,913
Real estate – mortgage – home equity loans / lines of credit	365,982	3,784	7,405	2,524	379,695
Real estate – mortgage – commercial and other	1,647,725	23,335	9,190	3,345	1,683,595
Installment loans to individuals	73,379	222	216	75	73,892
Purchased credit impaired	6,541	12,309	4,315	—	23,165
Total	$3,891,038	72,915	58,434	20,968	4,043,355
Unamortized net deferred loan fees					(986)
Total loans					4,042,369

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended June 30, 2018 and 2017.

($ in thousands)	For three months ended June 30, 2018			For the three months ended June 30, 2017
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	18	18	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	3	1,000	1,000
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	1	38	25
Real estate – construction, land development & other land loans	—	—	—	1	32	32
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	1	215	215
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total TDRs arising during period	1	$18	$18	6	$1,285	$1,272

Index

The following table presents information related to loans modified in a troubled debt restructuring during the six months ended June 30, 2018 and 2017.

($ in thousands)	For six months ended June 30, 2018			For the six months ended June 30, 2017
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	18	18	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	5	3,550	3,525
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	1	38	25
Real estate – construction, land development & other land loans	1	61	61	1	32	32
Real estate – mortgage – residential (1-4 family) first mortgages	2	254	264	1	215	215
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total TDRs arising during period	4	$333	$343	8	$3,835	$3,797

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended June 30, 2018 and 2017 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended June 30, 2018		For the three months ended June 30, 2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	1	$60	1	$254
Real estate – mortgage – commercial and other	2	763	—	—

Total accruing TDRs that subsequently defaulted	3	$823	1	$254

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the six months ended June 30, 2018 and 2017 are presented in the table below

($ in thousands)	For the six months ended June 30, 2018		For the six months ended June 30, 2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	1	$60	2	$880
Real estate – mortgage – commercial and other	3	1,333	—	—

Total accruing TDRs that subsequently defaulted	4	$1,393	2	$880

Index

Note 9 – Deferred Loan (Fees) Costs

The amount of loans shown on the consolidated balance sheets includes net deferred loan (fees) costs of approximately ($69,000), ($986,000), and ($808,000) at June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

Note 10 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2018, December 31, 2017, and June 30, 2017 and the carrying amount of unamortized intangible assets as of those same dates.

	June 30, 2018		December 31, 2017		June 30, 2017
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$6,013	1,322	6,013	1,090	2,369	866
Core deposit intangibles	28,440	14,078	28,280	11,475	18,520	9,404
SBA servicing asset	4,166	558	2,194	207	928	66
Other	1,303	812	1,303	581	1,032	381
Total	$39,922	16,770	37,790	13,353	22,849	10,717

Unamortizable intangible
assets:
Goodwill	$232,458		233,070		139,124

Activity related to transactions during the periods includes the following:

(1)	In connection with the Carolina Bank acquisition on March 3, 2017, the Company recorded a net increase of $65,072,000 in goodwill and $8,790,000 in a core deposit intangible.
(2)	In connection with the September 1, 2017 acquisition of Bear Insurance Service, the Company recorded $5,330,000 in goodwill, $3,644,000 in a customer list intangible, and $271,000 in other amortizable intangible assets.
(3)	In connection with the Asheville Savings Bank acquisition on October 1, 2017, the Company recorded a net increase of $88,235,000 in goodwill and $9,880,000 in a core deposit intangible.

In addition to the above acquisition related activity, the Company recorded $1,972,000 and $513,000 in servicing assets associated with the guaranteed portion of SBA loans originated and sold during the first six months of 2018 and 2017, respectively. During the first six months of 2018 and 2017, the Company recorded $351,000 and $66,000, respectively, in related amortization expense. Servicing assets are recorded at fair value and amortized over the expected life of the related loans.

Amortization expense of all intangible assets totaled $1,745,000 and $1,031,000 for the three months ended June 30, 2018 and 2017, respectively, and $3,417,000 and $1,607,000 for the six months ended June 30, 2018 and 2017, respectively.

The following table presents the estimated amortization expense related to amortizable intangible assets for the last two quarters of calendar year 2018 and for each of the four calendar years ending December 31, 2022 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
July 1 to December 31, 2018	$3,164
2019	5,440
2020	4,370
2021	3,288
2022	2,312
Thereafter	4,578
Total	$23,152

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

The Company recorded periodic pension cost (income) totaling ($93,000) and ($241,000) for the three months ended June 30, 2018 and 2017, respectively, which primarily related to investment income from the Pension Plan’s assets. The following table contains the components of the pension cost (income).

	For the Three Months Ended June 30,
	2018	2017	2018	2017	2018 Total	2017 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost	$—	—	33	32	33	32
Interest cost	326	350	53	53	379	403
Expected return on plan assets	(556)	(730)	—	—	(556)	(730)
Amortization of net (gain)/loss	59	62	(8)	(8)	51	54
Net periodic pension cost (income)	$(171)	(318)	78	77	(93)	(241)

The Company recorded pension cost (income) totaling $272,000 and $(403,000) for the six months ended June 30, 2018 and 2017, respectively. The following table contains the components of the pension cost (income).

	For the Six Months Ended June 30,
	2018	2017	2018	2017	2018 Total	2017 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost	$—	—	62	59	62	59
Interest cost	656	725	110	113	766	838
Expected return on plan assets	(659)	(1,405)	—	—	(659)	(1,405)
Amortization of net (gain)/loss	119	122	(16)	(17)	103	105
Net periodic pension cost (income)	$116	(558)	156	155	272	(403)

The service cost component of net periodic pension cost (income) is included in salaries and benefits expense and all other components of net periodic pension cost (income) are included in other noninterest expense.

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company does not expect to contribute to the Pension Plan in 2018.

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

($ in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Unrealized gain (loss) on securities available for sale	$(11,513)	(2,211)	252
Deferred tax asset (liability)	2,691	517	(93)
Net unrealized gain (loss) on securities available for sale	(8,822)	(1,694)	159

Additional pension asset (liability)	(3,097)	(3,200)	(4,907)
Deferred tax asset (liability)	724	748	1,816
Net additional pension asset (liability)	(2,373)	(2,452)	(3,091)

Total accumulated other comprehensive income (loss)	$(11,195)	(4,146)	(2,932)

Index

The following table discloses the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2018 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2018	$(1,694)	(2,452)	(4,146)
Other comprehensive income (loss) before reclassifications	(7,128)	—	(7,128)
Amounts reclassified from accumulated other comprehensive income	—	79	79
Net current-period other comprehensive income (loss)	(7,128)	79	(7,049)

Ending balance at June 30, 2018	$(8,822)	(2,373)	(11,195)

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

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2018.

($ in thousands)
Description of Financial Instruments	Fair Value at June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$18,537	—	18,537	—
Mortgage-backed securities	282,287	—	282,287	—
Corporate bonds	33,244	—	33,244	—
Total available for sale securities	$334,068	—	334,068	—

Nonrecurring
Impaired loans	$14,586	—	—	14,586
Foreclosed real estate	8,296	—	—	8,296

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at June 30, 2018	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans	$ 14,586	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	8,296	Appraised value; List or contract price	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-10%

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans	$ 14,086	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	12,571	Appraised value; List or contract price	Discounts to reflect current market conditions and estimated costs to sell	0-10%

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the six months ended June 30, 2018 or 2017.

For the six months ended June 30, 2018 and 2017, the increase (decrease) in the fair value of securities available for sale was ($9,302,000) and $3,102,000, respectively, which is included in other comprehensive income (net of tax benefit (expense) of $2,174,000 and ($1,144,000), respectively). Fair value measurement methods at June 30, 2018 and 2017 are consistent with those used in prior reporting periods.

Index

The carrying amounts and estimated fair values of financial instruments at June 30, 2018 and December 31, 2017 are as follows:

		June 30, 2018		December 31, 2017
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$97,163	97,163	114,301	114,301
Due from banks, interest-bearing	Level 1	462,972	462,972	375,189	375,189
Securities available for sale	Level 2	334,068	334,068	343,270	343,270
Securities held to maturity	Level 2	108,265	107,068	118,503	118,998
Presold mortgages in process of settlement	Level 1	9,311	9,311	12,459	12,459
Total loans, net of allowance	Level 3	4,126,092	4,084,898	4,019,071	4,010,551
Accrued interest receivable	Level 1	13,930	13,930	14,094	14,094
Bank-owned life insurance	Level 1	100,413	100,413	99,162	99,162

Deposits	Level 2	4,553,621	4,547,235	4,406,955	4,401,757
Borrowings	Level 2	407,076	398,113	407,543	397,903
Accrued interest payable	Level 2	1,651	1,651	1,235	1,235

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

Loans - For nonimpaired loans, fair values are determined assuming the sale of the notes to a third-party financial investor. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, financial and agricultural, real estate construction, real estate mortgages and installment loans to individuals. Each loan category is further segmented into fixed and variable interest rate terms. The fair value for each category is determined by discounting scheduled future cash flows using current interest rates with a liquidity discount offered on loans with similar risk characteristics, and includes the Company’s estimate of future credit losses expected to be incurred over the life of the loan. Fair values for impaired loans are primarily based on estimated proceeds expected upon liquidation of the collateral or the present value of expected cash flows.

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

Note 14 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the six months ended June, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	For the Six Months Ended
$ in thousands	June 30, 2018	June 30, 2017

Service charges on deposit accounts	$6,385	5,580
Other service charges, commissions, and fees:
Interchange income	6,543	4,697
Other fees	2,967	2,030
Fees from presold mortgage loans (1)	1,655	2,279
Commissions from sales of insurance and financial products:
Insurance income	2,903	858
Wealth management income	1,156	1,020
SBA consulting fees	2,267	2,310
SBA loan sale gains (1)	6,400	1,549
Bank-owned life insurance income (1)	1,251	1,088
Foreclosed property gains (losses), net	(387)	(223)
Securities gains (losses), net (1)	—	(235)
Other gains (losses), net (1)	912	731
Total noninterest income	$32,052	21,684

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

Subsequent to the initial recording of the identifiable intangible assets and goodwill, we amortize the identifiable intangible assets over their estimated average lives, as discussed above. In addition, on at least an annual basis, goodwill is evaluated for impairment by comparing the fair value of our reporting units to their related carrying value, including goodwill. We have three reporting units – 1) First Bank with $220.8 million in goodwill, 2) First Bank Insurance with $7.4 million in goodwill, and 3) SBA activities, including SBA Complete and our SBA lending division, with $4.3 million in goodwill. If the carrying value of a reporting unit were ever to exceed its fair value, we would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

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

FINANCIAL OVERVIEW

Net income available to common shareholders amounted to $22.7 million, or $0.77 per diluted common share, for the three months ended June 30, 2018, an increase of 71.1% in earnings per share from the $11.2 million, or $0.45 per diluted common share, recorded in the second quarter of 2017.

For the six months ended June 30, 2018, we recorded net income available to common shareholders of $43.4 million, or $1.46 per diluted common share, an increase of 82.5% in earnings per share from the $18.7 million, or $0.80 per diluted common share, for the six months ended June 30, 2017.

Comparisons for the financial periods presented were significantly impacted by our acquisitions of Carolina Bank in March 2017 with total assets of $684 million and Asheville Savings Bank in October 2017 with $798 million in total assets. The assets, liabilities and earnings for these acquisitions were recorded beginning on their respective acquisition dates.

Net Interest Income and Net Interest Margin

Net interest income for the second quarter of 2018 was $51.2 million, a 28.3% increase from the $39.9 million recorded in the second quarter of 2017. Net interest income for the first six months of 2018 amounted to $101.7 million, a 37.1% increase from the $74.2 million recorded in the comparable period of 2017. The increase in net interest income was primarily due to the acquisitions of Carolina Bank and Asheville Savings Bank, as well as higher amounts of loans outstanding as a result of organic growth.

Index

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the second quarter of 2018 was 4.10% compared to 4.08% for the second quarter of 2017. For the six month period ended June 30, 2018, our net interest margin was 4.15% compared to 4.08% for the same period in 2017. Asset yields increased primarily as a result of five Federal Reserve interest rate increases since January 1, 2017. Funding costs also increased, but to a lesser degree. Also positively impacting interest income in 2018 was approximately $750,000 in interest recoveries received in the first quarter of the year, which primarily related to the same loans that experienced significant allowance for loan loss recoveries discussed below in “Provisions for Loan Losses and Asset Quality.”

The net interest margins for the periods were also impacted by loan discount accretion associated with acquired loan portfolios. We recorded loan discount accretion amounting to $2.3 million in the second quarter of 2018, compared to $2.0 million in the second quarter of 2017. For the first six months of 2018 and 2017, loan discount accretion amounted to $4.4 million and $3.3 million, respectively. The increase in loan discount accretion in 2018 was primarily due to the loan discounts recorded in the acquisitions of Carolina Bank and Asheville Savings Bank.

Provision for Loan Losses and Asset Quality

We recorded a negative provision for loan losses (reduction of the allowance for loan losses) of $0.7 million in the second quarter of 2018, compared to no provision for loan losses in the second quarter of 2017. For the six months ended June 30, 2018, we recorded a total negative provision for loan losses of $4.4 million compared to a total provision for loan losses of $0.7 million in the same period of 2017.

During the first half of 2018, we experienced net loan recoveries of $4.4 million, including full payoffs received on four loans in the first quarter of 2018 that had been previously charged-down by approximately $3.3 million. The amounts received in excess of the prior charge-downs were recorded as interest income recoveries, and those four loans were primarily responsible for the $750,000 in interest recoveries previously noted.

Our provision for loan losses have also been impacted by continued improvement in asset quality. Our nonperforming assets to total assets ratio was 0.90% at June 30, 2018 compared to 1.21% at June 30, 2017. The ratio of annualized net charge-offs (recoveries) to average loans for the six months ended June 30, 2018 was (0.21%), compared to 0.03% for the same period of 2017.

Noninterest Income

Total noninterest income was $16.1 million and $11.9 million for the three months ended June 30, 2018 and June 30, 2017, respectively. For the six months ended June 30, 2018, noninterest income amounted to $32.1 million compared to $21.7 million for the same period of 2017.

Core noninterest income for the second quarter of 2018 was $15.3 million, an increase of 31.6% from the $11.6 million reported for the second quarter of 2017. For the first six months of 2018, core noninterest income amounted to $31.5 million, a 47.2% increase from the $21.4 million recorded in the comparable period of 2017. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgage loans, iv) commissions from sales of insurance and financial products, v) SBA consulting fees, vi) SBA loan sale gains, and vii) bank-owned life insurance income.

The primary reason for the increase in core noninterest income in 2018 was an increase in SBA loan sales volume. During the three and six months ended June 30, 2018, we realized $2.6 million and $6.4 million in gains on SBA loan sales, respectively. In comparison, during the three and six months ended June 30, 2017, we realized $0.9 million and $1.5 million in gains on SBA loan sales, respectively. Also contributing to the increase in core noninterest income in 2018 were the acquisitions of Carolina Bank and Asheville Savings Bank.

Noninterest Expenses

Noninterest expenses amounted to $38.9 million in the second quarter of 2018 compared to $35.1 million recorded in the second quarter of 2017. Noninterest expenses for the six months ended June 30, 2018 amounted to $82.5 million compared to $67.2 million in 2017. The increase in noninterest expenses in 2018 related primarily to the Company’s acquisitions of Carolina Bank and Asheville Savings Bank.

Index

Also impacting expenses were other growth initiatives, including continued growth of our SBA consulting firm and SBA lending division, as well as the acquisition of an insurance agency during the third quarter of 2017.

Income Taxes

Our effective tax rate for the second quarter of 2018 was 22.1% compared to 33.2% in the second quarter of 2017. For the six months ended June 30, 2018 and 2017, our effective tax rate was 22.1% and 33.2%, respectively. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, which was signed into law in December 2017 and reduced the federal tax rate from 35% to 21%.

Balance Sheet and Capital

Total assets at June 30, 2018 amounted to $5.7 billion, a 26.3% increase from a year earlier. Total loans at June 30, 2018 amounted to $4.1 billion, a 22.9% increase from a year earlier, and total deposits amounted to $4.6 billion at June 30, 2018, a 25.0% increase from a year earlier. The significant increases are largely due to the acquisition of Asheville Savings Bank on October 1, 2017.

We also experienced steady organic loan and deposit growth during the first six months of 2018. Organic loan growth for the six months ended June 30, 2018 amounted to $107 million, or 5.2% annualized, and organic deposit growth amounted to $146.7 million, or 6.7% annualized during that same period. This growth was a result of ongoing internal initiatives to enhance loan and deposit growth, including our recent expansion into higher growth markets.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at June 30, 2018 of 13.17%, an increase from the 12.61% reported at June 30, 2017. Our tangible common equity to tangible assets ratio was 8.59% at June 30, 2018, an increase of 61 basis points from a year earlier.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended June 30, 2018 amounted to $51.2 million, an increase of $11.3 million, or 28.3%, from the $39.9 million recorded in the second quarter of 2017. Net interest income on a tax-equivalent basis for the three month period ended June 30, 2018 amounted to $51.6 million, an increase of $11.0 million, or 27.1%, from the $40.6 million recorded in the second quarter of 2017. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended June 30,
($ in thousands)	2018	2017
Net interest income, as reported	$51,232	39,916
Tax-equivalent adjustment	367	693
Net interest income, tax-equivalent	$51,599	40,609

Net interest income for the six month period ended June 30, 2018 amounted to $101.7 million, an increase of $27.5 million, or 37.1%, from the $74.2 million recorded in the first half of 2017. Net interest income on a tax-equivalent basis for the six month period ended June 30, 2018 amounted to $102.5 million, an increase of $27.0 million, or 35.7%, from the $75.5 million recorded in the comparable period of 2017.

	Six Months Ended June 30,
($ in thousands)	2018	2017
Net interest income, as reported	$101,739	74,212
Tax-equivalent adjustment	723	1,278
Net interest income, tax-equivalent	$102,462	75,490

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

Index

For the six months ended June 30, 2018, the higher net interest income compared to the same period of 2017 was due primarily to the growth in our loans and deposits, as reflected in the tables below.

The following table presents an analysis of net interest income.

	For the Three Months Ended June 30,
	2018			2017
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,133,689	4.99%	$51,451	$3,327,391	4.78%	$39,656
Taxable securities	409,478	2.41%	2,465	292,333	2.35%	1,710
Non-taxable securities	50,531	2.92%	368	60,252	2.84%	427
Short-term investments, principally federal funds	449,206	2.19%	2,451	309,617	1.34%	1,034
Total interest-earning assets	5,042,904	4.51%	56,735	3,989,593	4.31%	42,827

Cash and due from banks	94,525			74,918
Premises and equipment	114,200			97,353
Other assets	419,991			286,541
Total assets	$5,671,620			$4,448,405

Liabilities
Interest bearing checking	$877,270	0.10%	$212	$689,406	0.06%	$108
Money market deposits	1,033,676	0.27%	707	791,967	0.18%	359
Savings deposits	442,671	0.19%	213	411,048	0.21%	218
Time deposits >$100,000	629,319	1.18%	1,850	488,141	0.72%	874
Other time deposits	281,704	0.36%	251	255,682	0.27%	173
Total interest-bearing deposits	3,264,640	0.40%	3,233	2,636,244	0.26%	1,732
Borrowings	407,052	2.24%	2,270	307,964	1.54%	1,179
Total interest-bearing liabilities	3,671,692	0.60%	5,503	2,944,208	0.40%	2,911

Noninterest bearing checking	1,247,919			974,700
Other liabilities	34,034			32,706
Shareholders’ equity	717,975			496,791
Total liabilities and shareholders’ equity	$5,671,620			$4,448,405

Net yield on interest-earning assets and net interest income		4.07%	$51,232		4.01%	$39,916
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		4.10%	$51,599		4.08%	$40,609

Interest rate spread		3.91%			3.91%

Average prime rate		4.80%			4.04%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $367,000 and $693,000 in 2018 and 2017, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate for 2018 and 37% for 2017 and is reduced by the related nondeductible portion of interest expense.

Index

	For the Six Months Ended June 30,
	2018			2017
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,116,592	4.98%	$101,621	$3,115,335	4.75%	$73,359
Taxable securities	410,032	2.48%	5,051	289,110	2.28%	3,265
Non-taxable securities	51,738	2.92%	748	56,835	3.09%	870
Short-term investments, principally federal funds	401,904	2.20%	4,376	272,779	1.33%	1,801
Total interest-earning assets	4,980,266	4.53%	111,796	3,734,059	4.28%	79,295

Cash and due from banks	93,855			71,107
Premises and equipment	115,078			89,765
Other assets	421,369			252,164
Total assets	$5,610,568			$4,147,095

Liabilities
Interest bearing checking	$881,349	0.09%	$411	$671,039	0.06%	$215
Money market deposits	1,019,632	0.25%	1,282	760,345	0.18%	695
Savings deposits	445,728	0.19%	418	342,081	0.18%	297
Time deposits >$100,000	614,523	1.09%	3,325	462,460	0.69%	1,588
Other time deposits	282,191	0.34%	470	250,240	0.27%	339
Total interest-bearing deposits	3,243,423	0.37%	5,906	2,486,165	0.25%	3,134
Borrowings	407,105	2.06%	4,151	276,414	1.42%	1,949
Total interest-bearing liabilities	3,650,528	0.56%	10,057	2,762,579	0.37%	5,083

Noninterest bearing checking	1,214,759			895,696
Other liabilities	35,588			32,405
Shareholders’ equity	709,693			456,415
Total liabilities and shareholders’ equity	$5,610,568			$4,147,095

Net yield on interest-earning assets and net interest income		4.12%	$101,739		4.01%	$74,212
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		4.15%	$102,462		4.08%	$75,490

Interest rate spread		3.97%			3.91%

Average prime rate		4.66%			3.92%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $723,000 and $1,278,000 in 2018 and 2017, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate for 2018 and 37% for 2017 and is reduced by the related nondeductible portion of interest expense.

The tables above reflect significant increases in our levels of loan and deposit balances. These increases were a result of organic growth, which was approximately 5%-8% over the periods reflected, and more significantly growth we assumed in our acquisitions. On March 3, 2017, we acquired Carolina Bank, which had $498 million in loans and $585 million in deposits, and on October 1, 2017 we acquired Asheville Savings Bank, which had $606 million in loans and $679 million in deposits.

Our net interest margin (tax-equivalent net interest income divided by average earning assets, referred to as “net yield on interest-earning assets” in the tables above) for the periods reflected above was fairly stable, ranging from 4.08%-4.15%. Both asset yields and liability costs have increased approximately 18-25 basis points in 2018 compared to the same periods of 2017 shown above due to increases in the interest rate environment. While loan yields have increased higher than deposit costs, which has benefitted our net interest margin, our interest rates on borrowings are highly correlated to short term interest rates set by the Federal Reserve and have increased more significantly.

Impacting our net interest margin for all periods reflected in the tables above are net accretion of purchase accounting premiums/discounts associated with acquired loans and deposits. For the three months ended June 30, 2018 and 2017, we recorded $2.4 million and $2.0 million, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. For the six months ended June 30, 2018 and 2017, we recorded $4.5 million and $3.5 million, respectively. The increase in accretion in 2018 is due to the aforementioned acquisitions. Unaccreted loan discount has increased from $18.0 million at June 30, 2017 to $25.0 million at June 30, 2018 primarily as a result of the Asheville Savings Bank acquisition.

Index

The mix of our loan portfolio remained substantially the same at June 30, 2018 compared to December 31, 2017, with approximately 88% of our loans being real estate loans, 10% being commercial, financial, and agricultural loans, and the remaining 2% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded a negative provision for loan losses (reduction of the allowance for loan losses) of $0.7 million in second quarter of 2018 compared to no provision for loan losses for the second quarter of 2017. For the six months ended June 30, 2018, we recorded total negative provision for loan losses of $4.4 million compared to a total provision for loan losses of $0.7 million in the same period of 2017. During the first half of 2018, we experienced net loan recoveries of $4.4 million compared to net loan charge-offs of $0.5 million in the first half of 2017.

Our provision for loan loss levels have been impacted by continued improvement in asset quality. Nonperforming assets amounted to $51.2 million at June 30, 2018, a decrease of 7.0% from the $55.0 million one year earlier. Our nonperforming assets to total assets ratio was 0.90% at June 30, 2018 compared to 1.21% at June 30, 2017. Annualized net charge-offs (recoveries) as a percentage of average loans for the six months ended June 30, 2018 was (0.21%), compared to 0.03% for the same period of 2017.

Total noninterest income was $16.1 million in the second quarter of 2018 compared to $11.9 million for the second quarter of 2017. For the six months ended June 30, 2018, noninterest income amounted to $32.1 million compared to $21.7 million for the same period of 2017.

As presented in the table below, core noninterest income for the second quarter of 2018 was $15.3 million, an increase of 31.6% from the $11.6 million reported for the second quarter of 2017. For the first six months of 2018, core noninterest income amounted to $31.5 million, a 47.2% increase from the $21.4 million recorded in the comparable period of 2017. As noted above, core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgage loans, iv) commissions from sales of insurance and financial products, and v) SBA consulting fees, vi) SBA loan sale gains, and vii) bank-owned life insurance income.

The following table presents our core noninterest income for the three and six month periods ending June 30, 2018 and 2017, respectively.

	For the Three Months Ended		For the Six Months Ended
$ in thousands	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Service charges on deposit accounts	$3,122	2,966	6,385	5,580
Other service charges, commissions, and fees	4,913	3,554	9,510	6,727
Fees from presold mortgage loans	796	1,511	1,655	2,279
Commissions from sales of insurance and financial products	2,119	1,038	4,059	1,878
SBA consulting fees	1,126	1,050	2,267	2,310
SBA loan sale gains	2,598	927	6,400	1,549
Bank-owned life insurance income	628	580	1,251	1,088
Core noninterest income	$15,302	11,626	31,527	21,411

As shown in the table above, service charges on deposit accounts increased from $3.0 million in the second quarter of 2017 to $3.1 million in the second quarter of 2018. For the six months ended June 30, 2018, service charges on deposit accounts amounted to $6.4 million, which is a $0.8 million increase from the $5.6 million recorded in the comparable period of 2017. The increase in 2018 was primarily due to the aforementioned acquisitions.

Index

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

Fees from presold mortgages amounted to $0.8 million and $1.7 million for the three and six month periods ended June 30, 2018, respectively, compared to $1.5 million and $2.3 million for the three and six month periods ended June 30, 2017, respectively.  The declines in 2018 are primarily due to our mortgage loan department originating a higher percentage of loans with construction components that are retained in our loan portfolio.

Commissions from sales of insurance and financial products amounted to $2.1 million in the second quarter of 2018, compared to $1.0 million in the second quarter of 2017. For the six months ended June 30, 2018 and 2017, the Company recorded $4.1 million and $1.9 million, respectively, in commissions from sales of insurance and financial products. The increase was primarily due to the acquisition of an insurance agency during the third quarter of 2017.

The largest increase in core noninterest income in 2018 was in our SBA loan sale gains, which resulted from an increase in sales volumes. During the first half of 2018, we sold $82.4 million of the guaranteed portions of newly originated SBA loans, which resulted in $6.4 million in gains on sales. In comparison, during the first half of 2017, we sold $20.6 million of the guaranteed portions, resulting in $1.5 million in gains on sales.

Bank-owned life insurance income was $1.3 million in the first six months of 2018 and $1.1 million in the first six months of 2017, which increased due to bank-owned life insurance policies assumed in the aforementioned acquisitions.

During the six months ended June 30, 2017, we recorded $0.2 million in losses from sales of securities. For the comparable period of 2018, we had no sales of securities.

Other gains and losses for the periods presented represent the net effects of miscellaneous gains and losses that are non-routine in nature. We recorded other gains of $0.9 million in the second quarter of 2018, which primarily related to a gain on a sale of a previously closed branch building. In the second quarter of 2017, we reported other gains of $0.5 million, which primarily related to the sale of a pool of default judgements to a third-party firm.

Noninterest expenses amounted to $38.9 million in the second quarter of 2018, a 10.8% increase over the $35.1 million recorded in the same period of 2017. Noninterest expenses for the six months ended June 30, 2018 amounted to $82.5 million compared to $67.2 million in 2017. The increase in noninterest expenses in 2018 related primarily to the acquisitions we completed in 2017.

Also impacting expenses were other growth initiatives, including continued growth of our SBA consulting firm and SBA lending division.

The acquisition activity was primarily responsible for the increase in salaries expense, which increased to $18.4 million in the second quarter of 2018 from the $16.3 million recorded in the second quarter of 2017. Salaries expense for the first half of 2018 amounted to $37.8 million compared to $30.2 million in 2017.

Employee benefits expense was also impacted by the acquisition activity and amounted to $4.1 million in the second quarter of 2018 compared to $4.0 million in the second quarter of 2017. For the first six months of 2018, employee benefits expense amounted to $8.7 million compared to $8.0 million in 2017. Also increasing expense in 2018 was our increased 401k match effective January 1, 2018, which increased from effectively a 100% match up to 4% of an employee’s salary contribution to a 100% match up to 6% of an employee’s salary contribution.

Occupancy and equipment expense increased in 2018 primarily due to the acquisitions discussed above. For the three months ended June 30, 2018, occupancy and equipment expense totaled $3.8 million compared to $3.7 million in the second quarter of 2017. For the six months ended June 30, 2018, occupancy and equipment expense totaled $7.8 million compared to $7.0 million in the first half of 2017.

Index

Merger and acquisition expenses amounted to $0.6 million and $3.4 million for the three and six months ended June 30, 2018, respectively, and include $0.6 million and $1.4 million of expense related to increases in an earn-out liability associated with a prior year acquisition, respectively. Merger and acquisition expenses amounted to $1.1 million and $3.5 million for the three and six months ended June 30, 2017, respectively.

Intangibles amortization expense increased from $1.0 million in the second quarter of 2017 to $1.7 million in the second quarter of 2018 and from $1.6 million in the first half of 2017 to $3.4 million in the first half of 2018, primarily as a result of the amortization of intangible assets that we recorded in connection with our acquisitions.

Other operating expenses amounted to $10.2 million and $8.9 million for the second quarters of 2018 and 2017, respectively, and $21.3 million in the first half of 2018 compared to $16.9 million in the first half of 2017, with the increases primarily due to the acquisitions of Carolina Bank and Asheville Savings Bank. On March 16, 2018, we converted the data processing systems of Asheville Savings Bank to First Bank and consolidated three branches in Asheville, which was partially responsible for the decline in total noninterest expenses declining from $43.6 million in the first quarter of 2018 to $38.9 million in the second quarter of 2018.

For the second quarter of 2018, the provision for income taxes was $6.5 million, an effective tax rate of 22.1%, compared to $5.6 million for the same period of 2017, which is an effective tax rate of 33.2%. For the first six months of 2018, the provision for income taxes was $12.3 million, an effective tax rate of 22.1%, compared to $9.3 million for the same period of 2017, which was an effective tax rate of 33.2%. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, which was signed into law in December 2017 and reduced the federal tax rate from 35% to 21%.

The consolidated statements of comprehensive income reflect other comprehensive loss of $1.5 million during the second quarter of 2018 compared to other comprehensive income of $1.3 million during the second quarter of 2017. During the six months ended June 30, 2018 and 2017, we recorded other comprehensive loss of $7.0 million and other comprehensive income of $2.2 million, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase, which occurred in the first half of 2018 and was primarily responsible for the other comprehensive loss. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at June 30, 2018 amounted to $5.7 billion, a 26.3% increase from a year earlier. Total loans at June 30, 2018 amounted to $4.1 billion, a 22.9% increase from a year earlier, and total deposits amounted to $4.6 billion, a 25.0% increase from a year earlier.

The following table presents information regarding the nature of changes in our levels of loans and deposits for the twelve months ended June 30, 2018 and for the first six months of 2018.

July 1, 2017 to June 30, 2018	Balance at beginning of period	Internal Growth, net	Growth from Acquisitions (1)	Balance at end of period	Total percentage growth	Internal percentage growth

Total loans	$3,375,976	167,234	606,180	4,149,390	22.9%	5.0%

Deposits – Noninterest bearing checking	990,004	128,454	133,756	1,252,214	26.5%	13.0%
Deposits – Interest bearing checking	728,973	13,488	173,205	915,666	25.6%	1.9%
Deposits – Money market	781,086	64,635	175,938	1,021,659	30.8%	8.3%
Deposits – Savings	411,814	(34,122)	62,783	440,475	7.0%	-8.3%
Deposits – Brokered	167,669	36,267	34,162	238,098	42.0%	21.6%
Deposits – Internet time	9,779	(2,780)	—	6,999	-28.4%	-28.4%
Deposits – Time>$100,000	304,716	61,622	35,771	402,109	32.0%	20.2%
Deposits – Time<$100,000	250,289	(37,410)	63,522	276,401	10.4%	-14.9%
Total deposits	$3,644,330	230,154	679,137	4,553,621	25.0%	6.3%

January 1, 2018 to June 30, 2018
Total loans	$4,042,369	107,021	—	4,149,390	2.6%	2.6%

Deposits – Noninterest bearing checking	1,196,161	56,053	—	1,252,214	4.7%	4.7%
Deposits – Interest bearing checking	884,254	31,412	—	915,666	3.6%	3.6%
Deposits – Money market	982,822	38,837	—	1,021,659	4.0%	4.0%
Deposits – Savings	454,860	(14,385)	—	440,475	-3.2%	-3.2%
Deposits – Brokered	239,659	(1,561)	—	238,098	-0.7%	-0.7%
Deposits – Internet time	7,995	(996)	—	6,999	-12.5%	-12.5%
Deposits – Time>$100,000	347,862	54,247	—	402,109	15.6%	15.6%
Deposits – Time<$100,000	293,342	(16,941)	—	276,401	-5.8%	-5.8%
Total deposits	$4,406,955	146,666	—	4,553,621	3.3%	3.3%

(1) Includes the acquisition of Asheville Savings Bank on October 1, 2017, which had $606.2 million in loans and $679.1 million in deposits.

As derived from the table above, for the twelve months preceding June 30, 2018, our total loans increased $773.4 million, or 22.9%. The loan growth from acquisitions is due to our acquisition of Asheville Savings Bank, which had $606 million on the date of acquisition. Asheville Savings Bank operated through 13 branches in the Asheville region of North Carolina. Internal loan growth was $167.2 million, or 5.0%, for the twelve months ended June 30, 2018 and was $107.0 million, or 2.6%, for the first six months of 2018 (5.2% annualized). Internal loan growth has been driven by our continued expansion into high-growth markets. We expect continued growth in our loan portfolio throughout the remainder of 2018.

The mix of our loan portfolio remains substantially the same at June 30, 2018 compared to December 31, 2017. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan. Note 8 to the consolidated financial statements presents additional detailed information regarding our mix of loans.

We have also experienced growth in our deposit balances. Total deposits increased by $909 million for the twelve months ended June 30, 2018, an increase of 25.0%. Of that increase, $679 million was assumed in the Asheville Savings Bank acquisition. Internal growth for that same period amounted to $230 million, or 6.3%. For the six months ended June 30, 2018, deposit growth amounted to $147 million, or 3.3% (6.6% annualized). We have experienced higher growth in our transaction accounts (checking, money market, and savings) compared to time deposits, which we believe is due customers favoring transaction accounts due to their higher liquidity and the fact that transaction accounts have not been paying materially lower interest rates compared to time deposits. However, we have recently seen some of our customers with larger balances transfer funds from their money market accounts to the time deposit > $100,000 category to attain higher interest rates.

Index

Impacting the deposit growth discussed above was the receipt of a $41 million money market deposit in the first quarter of 2018 that is expected to be transferred outside the Company in the third quarter of 2018.

Our overall liquidity increased slightly since June 30, 2017. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 18.8% at June 30, 2017 to 20.2% at June 30, 2018. Brokered deposits and borrowings as a percent of overall funding remained substantially unchanged among the periods presented.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended June 30, 2018		As of/for the quarter ended December 31, 2017	As of/for the quarter ended June 30, 2017

Nonperforming assets
Nonaccrual loans	$25,494		20,968	22,795
Restructured loans – accruing	17,386		19,834	21,019
Accruing loans >90 days past due	—		—	—
Total nonperforming loans	42,880		40,802	43,814
Foreclosed real estate	8,296		12,571	11,196
Total nonperforming assets	$51,176		53,373	55,010

Purchased credit impaired loans not included above (1)	$20,832		23,165	16,846

Asset Quality Ratios – All Assets
Net charge-offs to average loans – annualized	(0.07%	)	0.13%	(0.06%	)
Nonperforming loans to total loans	1.03%		1.01%	1.30%
Nonperforming assets to total assets	0.90%		0.96%	1.21%
Allowance for loan losses to total loans	0.56%		0.58%	0.71%
Allowance for loan losses + unaccreted discount to total loans	1.16%		1.24%	1.24%
Allowance for loan losses to nonperforming loans	54.33%		57.10%	54.83%

(1)	In the March 3, 2017 acquisition of Carolina Bank and the October 1, 2017 acquisition of Asheville Savings Bank, we acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts, including $0.5 million, $0.6 million, and $0.4 million in PCI loans at June 30, 2018, December 31, 2017, and June 30, 2017, respectively, that were contractually past due 90 days or more.

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

As noted in the table above, at June 30, 2018, total nonaccrual loans amounted to $25.5 million, compared to $21.0 million at December 31, 2017 and $22.8 million at June 30, 2017. Nonaccrual loans have generally declined in recent years as our local economies have improved, and we continue to focus on resolving our problem assets. In the second quarter of 2018, we classified two loan relationships comprising three loans totaling approximately $3 million to nonaccrual status. We believe the loans are well-secured and will result in minimal losses.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end:

($ in thousands)	At June 30, 2018	At December 31, 2017	At June 30, 2017
Commercial, financial, and agricultural	$3,407	1,001	1,027
Real estate – construction, land development, and other land loans	1,374	1,822	1,007
Real estate – mortgage – residential (1-4 family) first mortgages	11,513	12,201	15,262
Real estate – mortgage – home equity loans/lines of credit	1,765	2,524	1,942
Real estate – mortgage – commercial and other	7,292	3,345	3,451
Installment loans to individuals	143	75	106
Total nonaccrual loans	$25,494	20,968	22,795

“Restructured loans – accruing”, or troubled debt restructurings (“TDRs”), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At June 30, 2018, total accruing TDRs amounted to $17.4 million, compared to $19.8 million at December 31, 2017 and $21.0 million at June 30, 2017.

Index

Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $8.3 million at June 30, 2018, $12.6 million at December 31, 2017, and $11.2 million at June 30, 2017. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and the improvement in our overall asset quality. In the fourth quarter of 2017, we acquired Asheville Savings Bank and assumed approximately $3 million of foreclosed real estate in this transaction.

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At June 30, 2018	At December 31, 2017	At June 30, 2017
Vacant land	$2,521	6,032	4,132
1-4 family residential properties	3,973	4,229	4,648
Commercial real estate	1,802	2,310	2,416
Total foreclosed real estate	$8,296	12,571	11,196

The following table presents geographical information regarding our nonperforming assets at June 30, 2018.

	As of June 30, 2018
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate

Region (1)
Eastern Region (NC)	$13,314	868,000	1.5%	304
Triangle Region (NC)	11,510	856,000	1.3%	1,486
Triad Region (NC)	7,819	914,000	0.9%	1,227
Charlotte Region (NC)	1,024	278,000	0.4%	264
Southern Piedmont Region (NC)	6,430	267,000	2.4%	1,228
Western Region (NC)	598	689,000	0.1%	1,958
South Carolina Region	1,785	144,000	1.2%	669
Former Virginia Region	355	2,000	17.8%	1,160
Other	45	131,000	0.0%	—
Total	$42,880	4,149,000	1.0%	8,296

(1)	The counties comprising each region are as follows:

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

($ in thousands)	Six Months Ended June 30,	Twelve Months Ended December 31,	Six Months Ended June 30,
	2018	2017	2017
Loans outstanding at end of period	$4,149,390	4,042,369	3,375,976
Average amount of loans outstanding	$4,116,592	3,420,939	3,115,335

Allowance for loan losses, at beginning of year	$23,298	23,781	23,781
Provision (reversal) for loan losses	(4,369)	723	723
	18,929	24,504	24,504
Loans charged off:
Commercial, financial, and agricultural	(609)	(1,622)	(1,204)
Real estate – construction, land development & other land loans	(32)	(589)	(269)
Real estate – mortgage – residential (1-4 family) first mortgages	(415)	(2,641)	(1,247)
Real estate – mortgage – home equity loans / lines of credit	(186)	(978)	(578)
Real estate – mortgage – commercial and other	(312)	(1,182)	(414)
Installment loans to individuals	(262)	(799)	(359)
Total charge-offs	(1,816)	(7,811)	(4,071)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	812	1,311	518
Real estate – construction, land development & other land loans	3,387	2,579	1,471
Real estate – mortgage – residential (1-4 family) first mortgages	516	1,076	636
Real estate – mortgage – home equity loans / lines of credit	243	333	130
Real estate – mortgage – commercial and other	1,124	1,027	698
Installment loans to individuals	103	279	139
Total recoveries	6,185	6,605	3,592
Net recoveries (charge-offs)	4,369	(1,206)	(479)
Allowance for loan losses, at end of period	$23,298	23,298	24,025

Ratios:
Net charge-offs (recoveries) as a percent of average loans (annualized)	(0.21% )	0.04%	0.03%
Allowance for loan losses as a percent of loans at end of period	0.56%	0.58%	0.71%
Allowance for loan losses + unaccreted discount as a percent of loans	1.16%	1.24%	1.24%

We recorded a negative provision for loan losses (reduction of the allowance for loan losses) of $4.4 million in the first six months of 2018, compared to a provision for loan losses of $0.7 million in the first six months of 2017.

Index

The provision for loan losses that we record is driven by an allowance for loan loss mathematical model, with the primary factors impacting this model being loan growth, asset quality trends, and net charge-off history. The net charge-off history component incorporates our net charge-offs experienced in the most recent years. Thus, older periods systematically age out and are excluded from the analysis as time goes on. In most recent quarters, the new periods have had significantly lower net charge-offs (and net recoveries in some periods) than the older periods rolling out of the model. This has resulted in a lower required amount of allowance for loan losses in our modeling. The low level of net-charge offs (or net recoveries) experienced over the past two years has been the primary reason for the low (or negative) provisions for loan losses recorded.

The allowance for loan losses amounted to $23.3 million at June 30, 2018, compared to $23.3 million at December 31, 2017 and $24.0 million at June 30, 2017. The ratio of our allowance to total loans has declined from 0.71% at June 30, 2017 to 0.56% at June 30, 2018 as a result of the factors discussed above that impacted our provision for loan losses, as well as applicable accounting guidance that does not allow us to record an allowance for loan losses upon the acquisition of loans. Instead acquired loans are recorded at their discounted fair value, which includes the consideration of any expected losses. No allowance for loan losses is recorded for the acquired loans until the expected credit losses exceed the remaining unamortized discounts – based on an individual basis for purchased credit impaired loans and on a pooled basis for performing acquired loans. See Critical Accounting Policies above for further discussion. Unaccreted discount, which is available to absorb loan losses, amounted to $25.0 million, $26.9 million, and $18.0 million at June 30, 2018, December 31, 2017, and June 30, 2017, respectively. The ratio of allowance for loan losses plus unaccreted discount was 1.16%, 1.24%, and 1.24% at June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

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

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at June 30, 2018, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2017.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $910 million line of credit with the Federal Home Loan Bank (of which $353 million was outstanding at June 30, 2018 and $354 million was outstanding at December 31, 2017), 2) a $35 million federal funds line with a correspondent bank (of which none was outstanding at June 30, 2018 or December 31, 2017), and 3) an approximately $129 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at June 30, 2018 or December 31, 2017). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $190 million at June 30, 2018 and $198 million at December 31, 2017, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $531 million at June 30, 2018 compared to $528 million at December 31, 2017.

Our overall liquidity increased since June 30, 2017. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 18.8% at June 30, 2017 to 20.2% at June 30, 2018.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2018, and have no current plans to do so.

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

The capital standards require us to maintain minimum ratios of “Common Equity Tier 1” capital to total risk-weighted assets, “Tier 1” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common Equity Tier 1 capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital is comprised of Common Equity Tier 1 capital plus Additional Tier 1 Capital, which for the Company includes trust preferred securities. Total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in Federal Reserve regulations.

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

Index

At June 30, 2018, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2018	December 31, 2017	June 30, 2017

Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	11.41%	10.72%	10.44%
Minimum required Common equity Tier 1 capital	6.375%	5.75%	5.75%

Tier I capital to Tier 1 risk weighted assets	12.61%	11.94%	11.91%
Minimum required Tier 1 capital	7.875%	7.25%	7.25%

Total risk-based capital to Tier II risk weighted assets	13.17%	12.50%	12.61%
Minimum required total risk-based capital	9.875%	9.25%	9.25%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	10.05%	9.58%	9.77%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%

First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At June 30, 2018, First Bank significantly exceeded the minimum ratios established by the regulatory authorities.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 8.59% at June 30, 2018 compared to 8.23% at December 31, 2017 and 7.98% at June 30, 2017.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On June 15, 2018, the Company announced a quarterly cash dividend of $0.10 cents per share payable on July 25, 2018 to shareholders of record on June 30, 2018. The dividend rate represents a 25% increase over the previous dividend rate of $0.08 the Company declared in the second quarter of 2017.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first six months of 2018. At June 30, 2018, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.03% (realized in 2016) to a high of 4.92% (realized in 2013). Up until the end of 2015, the prime rate of interest had remained at 3.25% since 2008. In response to Federal Reserve actions, the prime rate increased to 3.50% on December 31, 2015 and to 3.75% on December 15, 2016. In 2017 and 2018, Federal Reserve actions steadily increased the prime rate five additional times, up to 5.00%, which was the rate at June 30, 2018. The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At June 30, 2018, approximately 77% of our interest-earning assets were subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Index

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). At June 30, 2018, we had $1.3 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2018 are deposits totaling $2.4 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

As it relates to deposits, the Federal Reserve made no changes to the short term interest rates it sets directly from 2008 until mid-December 2015, and since that time we have been able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as our average funding rate approached zero several years ago, meaningful further declines were not possible. Thus far, the seven interest rate increases initiated by the Federal Reserve over the past few years have not resulted in significant competitive pressure to increase deposit rates, although we are choosing to pay higher rates to price-sensitive customers in certain situations.

Index

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans, which amounted to $4.4 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired accruing loans amounted to $25.0 million at June 30, 2018.

Based on our most recent interest rate modeling, which assumes one or two additional interest rate increases for the remainder of 2018 (federal funds rate = 2.25%-2.50%, prime = 5.25%-5.50%), we project that our net interest margin will likely remain fairly stable for the remainder of the year. We expect asset yields to increase, and we also expect that we will experience pressure to increase our deposit rates.

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

Index

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 to April 30, 2018	—	—	—	214,241
May 1, 2018 to May 31, 2018	—	—	—	214,241
June 1, 2018 to June 30, 2018	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. The Company has no plans or programs to terminate the authorization, or plans under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. In the second quarter of 2018, 2,964 shares of our common stock, with a weighted average market price of $39.91 per share, were used to satisfy an exercise of options.

During the three months ended June 30, 2018, there were no unregistered sales of the Company’s securities.

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

3.a

Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference

Index

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 9, 2018, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 9, 2018	BY:/s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer
(Principal Executive Officer),
and Director

August 9, 2018	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer