Form 10-Q
period 2018-09-30
FIRST BANCORP /NC/
filed 2018-11-09
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

☒ Large Accelerated Filer       ☐ Accelerated Filer       ☐ Non-Accelerated Filer      ☐ Smaller Reporting Company      ☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES      ☒ NO

The number of shares of the registrant's Common Stock outstanding on October 31, 2018 was 29,729,285.

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

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands-unaudited)	September 30, 2018	December 31, 2017 (audited)	September 30, 2017
ASSETS
Cash and due from banks, noninterest-bearing	$50,209	114,301	82,758
Due from banks, interest-bearing	460,520	375,189	326,089
Total cash and cash equivalents	510,729	489,490	408,847

Securities available for sale	353,068	343,270	198,924
Securities held to maturity (fair values of $103,360, $118,998, and $124,878)	104,819	118,503	123,156

Presold mortgages in process of settlement	6,111	12,459	17,426

Loans	4,190,628	4,042,369	3,429,755
Allowance for loan losses	(20,546)	(23,298)	(24,593)
Net loans	4,170,082	4,019,071	3,405,162

Premises and equipment	116,618	116,233	95,762
Accrued interest receivable	14,982	14,094	11,445
Goodwill	232,458	233,070	144,667
Other intangible assets	22,279	24,437	15,634
Foreclosed real estate	6,140	12,571	9,356
Bank-owned life insurance	101,055	99,162	88,081
Other assets	73,289	64,677	72,687
Total assets	$5,711,630	5,547,037	4,591,147

LIABILITIES
Deposits: Noninterest bearing checking accounts	$1,280,408	1,196,161	1,016,947
Interest bearing checking accounts	870,487	884,254	683,113
Money market accounts	1,007,177	984,945	795,572
Savings accounts	432,335	454,860	396,192
Time deposits of $100,000 or more	669,081	593,123	517,770
Other time deposits	268,885	293,612	241,647
Total deposits	4,528,373	4,406,955	3,651,241
Borrowings	406,593	407,543	397,525
Accrued interest payable	1,916	1,235	1,143
Other liabilities	31,672	38,325	28,737
Total liabilities	4,968,554	4,854,058	4,078,646

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Series C, convertible, issued & outstanding: none, none, and none	̶	̶	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 29,729,285, 29,639,374, and 24,723,929 shares	434,227	432,794	263,493
Retained earnings	320,822	264,331	251,790
Stock in rabbi trust assumed in acquisition	(3,224)	(3,581)	(3,571)
Rabbi trust obligation	3,224	3,581	3,571
Accumulated other comprehensive income (loss)	(11,973)	(4,146)	(2,782)
Total shareholders’ equity	743,076	692,979	512,501
Total liabilities and shareholders’ equity	$5,711,630	5,547,037	4,591,147

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$52,407	41,549	154,028	114,908
Interest on investment securities:
Taxable interest income	2,501	1,649	7,552	4,914
Tax-exempt interest income	367	399	1,115	1,269
Other, principally overnight investments	2,944	1,414	7,320	3,215
Total interest income	58,219	45,011	170,015	124,306

INTEREST EXPENSE
Savings, checking and money market accounts	1,334	685	3,445	1,892
Time deposits of $100,000 or more	2,302	1,053	5,627	2,641
Other time deposits	270	172	740	511
Borrowings	2,468	1,462	6,619	3,411
Total interest expense	6,374	3,372	16,431	8,455

Net interest income	51,845	41,639	153,584	115,851
Provision (reversal) for loan losses	87	—	(4,282)	723
Net interest income after provision for loan losses	51,758	41,639	157,866	115,128

NONINTEREST INCOME
Service charges on deposit accounts	3,221	2,945	9,606	8,525
Other service charges, commissions and fees	5,146	3,468	14,656	10,195
Fees from presold mortgage loans	576	1,842	2,231	4,121
Commissions from sales of insurance and financial products	2,425	1,426	6,484	3,304
SBA consulting fees	1,287	864	3,554	3,174
SBA loan sale gains	2,373	1,692	8,773	3,241
Bank-owned life insurance income	641	579	1,892	1,667
Foreclosed property gains (losses), net	(192)	(216)	(579)	(439)
Securities gains (losses), net	—	—	—	(235)
Other gains (losses), net	(101)	(238)	811	493
Total noninterest income	15,376	12,362	47,428	34,046

NONINTEREST EXPENSES
Salaries expense	18,771	16,550	56,615	46,799
Employee benefits expense	4,061	3,606	12,752	11,402
Total personnel expense	22,832	20,156	69,367	58,201
Occupancy expense	2,742	2,439	8,087	6,981
Equipment related expenses	1,438	1,070	3,931	3,277
Merger and acquisition expenses	167	1,329	3,568	4,824
Intangibles amortization expense	1,656	902	5,073	2,509
Other operating expenses	10,403	8,488	31,683	25,748
Total noninterest expenses	39,238	34,384	121,709	101,540

Income before income taxes	27,896	19,617	83,585	47,634
Income tax expense	5,905	6,531	18,191	15,839

Net income available to common shareholders	$21,991	13,086	65,394	31,795

Earnings per common share:
Basic	$0.74	0.53	2.21	1.34
Diluted	0.74	0.53	2.21	1.33

Dividends declared per common share	$0.10	0.08	0.30	0.24

Weighted average common shares outstanding:
Basic	29,530,203	24,607,516	29,536,273	23,728,262
Diluted	29,621,130	24,695,295	29,639,126	23,827,011

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands-unaudited)	2018	2017	2018	2017

Net income	$21,991	13,086	65,394	31,795
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(927)	186	(10,229)	3,288
Tax (expense) benefit	216	(69)	2,390	(1,213)
Reclassification to realized (gains) losses	—	—	—	235
Tax expense (benefit)	—	—	—	(87)
Postretirement Plans:
Amortization of unrecognized net actuarial (gain) loss	(87)	53	16	158
Tax expense (benefit)	20	(20)	(4)	(56)
Other comprehensive income (loss)	(778)	150	(7,827)	2,325
Comprehensive income	$21,213	13,236	57,567	34,120

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Common Stock		Retained	Stock in Rabbi Trust Assumed in Acquisi-	Rabbi Trust	Accumulated Other Compre- hensive Income	Total Share- holders’
	Shares	Amount	Earnings	tion	Obligation	(Loss)	Equity

Balances, January 1, 2017	20,845	$147,287	225,921	—	—	(5,107)	368,101

Net income			31,795				31,795
Cash dividends declared ($0.24 per common share)			(5,926)				(5,926)
Equity issued pursuant to acquisition	3,813	114,893		(7,688)	7,688		114,893
Payment of deferred fees				4,117	(4,117)		—
Stock option exercises	16	287					287
Stock-based compensation	50	1,026					1,026
Other comprehensive income (loss)						2,325	2,325

Balances, September 30, 2017	24,724	$263,493	251,790	(3,571)	3,571	(2,782)	512,501

Balances, January 1, 2018	29,639	$432,794	264,331	(3,581)	3,581	(4,146)	692,979

Net income			65,394				65,394
Cash dividends declared ($0.30 per common share)			(8,903)				(8,903)
Payment of deferred fees				357	(357)		—
Stock option exercises	25	324					324
Stock withheld for payment of taxes	(7)	(264)					(264)
Stock-based compensation	72	1,373					1,373
Other comprehensive income (loss)						(7,827)	(7,827)

Balances, September 30, 2018	29,729	$434,227	320,822	(3,224)	3,224	(11,973)	743,076

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2018	2017
Cash Flows From Operating Activities
Net income	$65,394	31,795
Reconciliation of net income to net cash (used) provided by operating activities:
Provision (reversal) for loan losses	(4,282)	723
Net security premium amortization	2,184	2,165
Loan discount accretion	(5,982)	(5,073)
Purchase accounting accretion and amortization, net	(165)	(142)
Foreclosed property (gains) losses and write-downs, net	579	439
Loss (gain) on securities available for sale	—	235
Other losses (gains)	(811)	(493)
Decrease (increase) in net deferred loan fees	(1,475)	388
Depreciation of premises and equipment	4,420	4,023
Stock-based compensation expense	1,201	860
Amortization of intangible assets	5,073	2,509
Fees/gains from sale of presold mortgages and SBA loans	(11,004)	(7,362)
Origination of presold mortgages in process of settlement	(97,081)	(169,021)
Proceeds from sales of presold mortgages in process of settlement	105,506	165,341
Origination of SBA loans for sale	(162,782)	(54,714)
Proceeds from sales of SBA loans	130,460	44,259
Increase in accrued interest receivable	(888)	(642)
Increase in other assets	(893)	(13,112)
Increase in accrued interest payable	681	340
Decrease in other liabilities	(6,448)	(12,377)
Net cash provided (used) by operating activities	23,687	(9,859)

Cash Flows From Investing Activities
Purchases of securities available for sale	(48,975)	(35,034)
Purchases of securities held to maturity	—	(291)
Proceeds from maturities/issuer calls of securities available for sale	27,609	29,156
Proceeds from maturities/issuer calls of securities held to maturity	12,841	18,021
Proceeds from sales of securities available for sale	—	45,601
Purchases of Federal Reserve and Federal Home Loan Bank stock, net	(6,129)	(10,372)
Net increase in loans	(103,091)	(206,948)
Proceeds from sales of foreclosed real estate	6,829	6,468
Purchases of premises and equipment	(6,656)	(3,040)
Proceeds from sales of premises and equipment	2,739	114
Net cash received in acquisition	—	48,636
Net cash used by investing activities	(114,833)	(107,689)

Cash Flows From Financing Activities
Net increase in deposits	121,719	118,752
Net increase (decrease) in borrowings	(1,086)	106,980
Cash dividends paid – common stock	(8,308)	(5,617)
Proceeds from stock option exercises	324	287
Stock withheld for payment of taxes	(264)	—
Net cash provided by financing activities	112,385	220,402

Increase in cash and cash equivalents	21,239	102,854
Cash and cash equivalents, beginning of period	489,490	305,993

Cash and cash equivalents, end of period	$510,729	408,847

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$15,750	8,115
Income taxes	17,333	15,275
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	(7,839)	2,223
Foreclosed loans transferred to other real estate	2,159	3,897

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended September 30, 2018 and 2017

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2018 and 2017 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2018 and 2017. All such adjustments were of a normal, recurring nature. Reference is made to the 2017 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

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

In June 2016, the FASB issued guidance to change the accounting for credit losses. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  The guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The Company will apply the guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, the Company does not expect to elect that option. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is continuing its implementation efforts through a cross-functional team, comprised of individuals from various functional areas including credit, finance, and information technology, among others. The Company has also engaged a third-party vendor solution to assist in the application of this guidance. The Company’s preliminary evaluation indicates the provisions of this new guidance are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the allowance for loan losses. The Company is continuing to evaluate the extent of the potential impact.

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

Index

In August 2018, the FASB amended the Fair Value Measurement Topic of the Accounting Standards Codification. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this guidance and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2018, the FASB amended the Compensation - Retirement Benefits – Defined Benefit Plans Topic of the Accounting Standards Codification to improve disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans. The guidance removes disclosures that are no longer considered cost-beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2018, the FASB amended the Intangibles - Goodwill and Other Topic of the Accounting Standards Codification to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended September 30, 2017 have been reclassified to conform to the presentation for September 30, 2018. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

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

Index

($ in thousands)	As Recorded by Carolina Bank	Initial Fair Value Adjustments		Measurement Period Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$81,466	(2	) (a)	—		81,464
Securities	49,629	(261	) (b)	—		49,368
Loans, gross	505,560	(5,469	) (c)	146	(l)	497,522
		(2,715	) (d)	—
Allowance for loan losses	(5,746)	5,746	(e)	—		̶
Premises and equipment	17,967	4,251	(f)	(319	) (m)	21,899
Core deposit intangible	—	8,790	(g)	—		8,790
Other	34,976	(4,804	) (h)	2,225	(n)	32,397
Total	683,852	5,536		2,052		691,440

Liabilities
Deposits	$584,950	431	(i)	—		585,381
Borrowings	21,855	(2,855	) (j)	(262	) (o)	18,738
Other	12,855	225	(k)	(444	) (p)	12,636
Total	619,660	(2,199)		(706)		616,755

Net identifiable assets acquired						74,685

Total cost of acquisition
Value of stock issued		$114,478
Cash paid in the acquisition		25,279
Total cost of acquisition						139,757

Goodwill recorded related to acquisition of Carolina Bank						$65,072

Explanation of Fair Value Adjustments

(a)	This adjustment was recorded to a short-term investment to its estimated fair value.
(b)	This fair value adjustment was recorded to adjust the securities portfolio to its estimated fair value.
(c)	This fair value adjustment represents the amount necessary to reduce performing loans to their fair value due to interest rate factors and credit factors. Assuming the loans continue to perform, this amount will be amortized to increase interest income over the remaining lives of the related loans.
(d)	This fair value adjustment was recorded to write-down purchased credit impaired loans assumed in the acquisition to their estimated fair market value.
(e)	This fair value adjustment reduced the allowance for loan losses to zero as required by relevant accounting guidance.
(f)	This adjustment represents the amount necessary to increase premises and equipment from its book value on the date of acquisition to its estimated fair market value.
(g)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as expense on an accelerated basis over seven years.
(h)	This fair value adjustment primarily represents the net deferred tax liability associated with the other fair value adjustments made to record the transaction.
(i)	This fair value adjustment was recorded because the weighted average interest rate of Carolina Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount is being amortized to reduce interest expense on an accelerated basis over the deposits’ remaining five year life.
(j)	This fair value adjustment was primarily recorded because the interest rate of Carolina Bank’s trust preferred securities was less than the current interest rate on similar instruments. This amount is being amortized on approximately a straight-line basis to increase interest expense over the remaining life of the related borrowing, which is 18 years.
(k)	This fair value adjustment represents miscellaneous adjustments needed to record assets and liabilities at their fair value.
(l)	This fair value adjustment was a miscellaneous adjustment to increase the initial fair value of gross loans.

Index

(m)	This fair value adjustment relates to miscellaneous adjustment to decrease the initial fair value of premises and equipment.
(n)	This fair value adjustment relates to changes in the estimate of deferred tax assets/liabilities associated with the acquisition and adjustments to decrease the initial fair value of the foreclosed real estate acquired in the transaction based on newly obtained valuations.
(o)	This fair value adjustment relates to miscellaneous adjustments to decrease the initial fair value of borrowings.
(p)	This fair value adjustment relates to a change in the estimate of a contingent liability.

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

($ in thousands, except share data)	Pro Forma Combined Nine Months Ended September 30, 2017
Net interest income	$119,899
Noninterest income	35,236
Total revenue	155,135

Net income available to common shareholders	35,176

Earnings per common share
Basic	$1.43
Diluted	1.43

The above pro forma results for the nine months ended September 30, 2017 include merger-related expenses and charges recorded by Carolina Bank prior to the acquisition that are nonrecurring in nature and amounted to $4.6 million pretax, or $3.1 million after-tax ($0.12 per basic and diluted share).

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

($ in thousands)	As Recorded by Asheville Savings Bank	Initial Fair Value Adjustments		Measurement Period Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$41,824	—		—		41,824
Securities	95,020	—		—		95,020
Loans, gross	617,159	(9,631	) (a)	—		606,180
		(1,348	) (b)	—
Allowance for loan losses	(6,685)	6,685	(c)	—		—
Presold mortgages	3,785	—		—		3,785
Premises and equipment	10,697	9,857	(d)	—		20,554
Core deposit intangible	—	9,760	(e)	120	(i)	9,880
Other	35,944	(5,851	) (f)	(777	) (j)	29,316
Total	797,744	9,472		(657)		806,559

Liabilities
Deposits	$678,707	430	(g)	—		679,137
Borrowings	20,000	—		—		20,000
Other	8,943	298	(h)	(822	) (k)	8,419
Total	707,650	728		(822)		707,556

Net identifiable assets acquired						99,003

Total cost of acquisition
Value of stock issued		$169,299
Cash paid in the acquisition		17,939
Total cost of acquisition						187,238

Goodwill recorded related to acquisition of Asheville Savings Bank						$88,235

Explanation of Fair Value Adjustments

(a)	This fair value adjustment represents the amount necessary to reduce performing loans to their fair value due to interest rate factors and credit factors. Assuming the loans continue to perform, this amount will be amortized to increase interest income over the remaining lives of the related loans.
(b)	This fair value adjustment was recorded to write-down purchased credit impaired loans assumed in the acquisition to their estimated fair market value.
(c)	This fair value adjustment reduced the allowance for loan losses to zero as required by relevant accounting guidance.
(d)	This adjustment represents the amount necessary to increase premises and equipment from its book value on the date of acquisition to its estimated fair market value.
(e)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and is being amortized as expense on an accelerated basis over seven years.
(f)	This fair value adjustment primarily represents the net deferred tax liability associated with the other fair value adjustments made to record the transaction.

Index

(g)	This fair value adjustment was recorded because the weighted average interest rate of Asheville Savings Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount is being amortized to reduce interest expense on an accelerated basis over their remaining five year life.
(h)	This fair value adjustment represents miscellaneous adjustments needed to record assets and liabilities at their fair value.
(i)	This fair value adjustment relates to a change in the final amount of the core deposit intangible asset from the amount originally estimated.
(j)	This fair value adjustment relates to the write-down of a foreclosed property based on an updated appraisal and the related deferred tax asset adjustment.
(k)	This fair value adjustment was recorded to adjust the tax liability assumed on the acquisition date based on updated information.

Note 5 – Stock-Based Compensation Plans

The Company recorded total stock-based compensation expense of $374,000 and $204,000 for the three months ended September 30, 2018 and 2017, respectively, and $1,201,000 and $860,000 for the nine months ended September 30, 2018 and 2017, respectively. Of the $1,201,000 in expense that was recorded in 2018, approximately $352,000 related to the June 1, 2018 director equity grants, which are classified as “other operating expenses” in the Consolidated Statements of Income. The remaining $849,000 in expense relates to the employee equity grants discussed below and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s consolidated statement of cash flows. The Company recognized $281,000 and $318,000 of income tax benefits related to stock based compensation expense in its consolidated income statement for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, the Company had two stock-based compensation plans – 1) the First Bancorp 2014 Equity Plan and 2) the First Bancorp 2007 Equity Plan. The Company’s shareholders approved each plan. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of September 30, 2018, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 745,104 shares remaining available for grant.

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

As it relates to director equity grants, the Company grants common shares, valued at approximately $32,000, to each non-employee director (currently 11 in total) in June of each year. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions. On June 1, 2018, the Company granted 8,393 shares of common stock to non-employee directors (763 shares per director), at a fair market value of $41.93 per share, which was the closing price of the Company’s common stock on that date and which resulted in $352,000 in expense. On June 1, 2017, the Company granted 11,190 shares of common stock to non-employee directors (1,119 shares per director), at a fair market value of $28.59 per share, which was the closing price of the Company’s common stock on that date and which resulted in $320,000 in expense.

Index

The Company’s senior officers receive their annual bonuses earned under the Company’s annual incentive plan in a mix of 50% cash and 50% stock, with the stock being subject to a three year vesting term. In the last three years, a total of 54,529 shares of restricted stock have been granted related to performance in the preceding fiscal years (net of an immaterial amount of forfeitures). Total compensation expense associated with those grants was $1.4 million and is being recognized over the respective vesting periods. For the three months ended September 30, 2018 and 2017, total compensation expense related to these grants was $73,000 and $66,000, respectively, and for the nine months ended September 30, 2018 and 2017, total compensation expense was $220,000 and $216,000, respectively. The Company expects to record $73,000 in compensation expense during the remaining quarter of 2018.

In the last three years, the Compensation Committee also granted 135,189 shares of stock to various employees of the Company to promote retention (net of an immaterial amount of forfeitures). The total value associated with these grants amounted to $3.9 million, which is being recorded as an expense over their three year vesting periods. For the three months ended September 30, 2018 and 2017, total compensation expense related to these grants was $301,000 and $138,000, respectively, and for the nine months ended September 30, 2018 and 2017, total compensation expense was $629,000 and $324,000, respectively. The Company expects to record $305,000 in compensation expense during the remaining quarter of 2018. All grants were issued based on the closing price of the Company’s common stock on the date of the grant.

The following table presents information regarding the activity the first nine months of 2018 related to the Company’s outstanding restricted stock grants:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2018	103,063	$24.08

Granted during the period	66,060	40.04
Vested during the period	(16,533)	17.31
Forfeited or expired during the period	(2,977)	25.21

Nonvested at September 30, 2018	149,613	$31.85

In years prior to 2009, stock options were the primary form of equity grant utilized by the Company. The stock options had a term of ten years. Upon a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

At September 30, 2018, there were 9,000 stock options outstanding related to the Company’s two equity-based plans, all with an exercise price of $14.35.

The following table presents information regarding the activity for the first nine months of 2018 under the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2018	38,689	$16.09

Granted	—	—
Exercised	(29,689)	16.61		$659,743
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2018	9,000	$14.35	0.7	$235,440

Exercisable at September 30, 2018	9,000	$14.35	0.7	$235,440

During the three and nine months ended September 30, 2018, the Company received $0 and $324,000, respectively, as a result of stock option exercises. During the three and nine months ended September 30, 2017, the Company received $0 and $287,000, respectively, as a result of stock option exercises.

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

If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended September 30,
	2018			2017
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$21,991	29,530,203	$0.74	$13,086	24,607,516	$0.53

Effect of Dilutive Securities	—	90,927		—	87,779

Diluted EPS per common share	$21,991	29,621,130	$0.74	$13,086	24,695,295	$0.53

	For the Nine Months Ended September 30,
	2018			2017
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$65,394	29,536,273	$2.21	$31,795	23,728,262	$1.34

Effect of Dilutive Securities	—	102,853		—	98,749

Diluted EPS per common share	$65,394	29,639,126	$2.21	$31,795	23,827,011	$1.33

For both the three and nine months ended September 30, 2018 and 2017, there were no options that were antidilutive.

Index

Note 7 – Securities

The book values and approximate fair values of investment securities at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018				December 31, 2017
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$44,000	43,422	—	(578)	14,000	13,867	—	(133)
Mortgage-backed securities	287,746	276,474	42	(11,314)	297,690	295,213	246	(2,722)
Corporate bonds	33,761	33,172	1	(591)	33,792	34,190	512	(114)
Total available for sale	$365,507	353,068	43	(12,483)	345,482	343,270	758	(2,969)

Securities held to maturity:
Mortgage-backed securities	$54,512	52,560	—	(1,952)	63,829	63,092	—	(737)
State and local governments	50,307	50,800	584	(91)	54,674	55,906	1,280	(48)
Total held to maturity	$104,819	103,360	584	(2,043)	118,503	118,998	1,280	(785)

All of the Company’s mortgage-backed securities, including commercial mortgage-backed obligations, were issued by government-sponsored corporations, except for two private mortgage-backed securities with a fair value of $1.0 million as of September 30, 2018.

The following table presents information regarding securities with unrealized losses at September 30, 2018:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$9,687	313	8,735	265	18,422	578
Mortgage-backed securities	211,002	8,222	115,439	5,044	326,441	13,266
Corporate bonds	31,235	521	930	70	32,165	591
State and local governments	10,357	91	—	—	10,357	91
Total temporarily impaired securities	$262,281	9,147	125,104	5,379	387,385	14,526

The following table presents information regarding securities with unrealized losses at December 31, 2017:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$10,897	103	2,970	30	13,867	133
Mortgage-backed securities	192,702	1,582	125,060	1,877	317,762	3,459
Corporate bonds	2,500	49	935	65	3,435	114
State and local governments	7,928	48	—	—	7,928	48
Total temporarily impaired securities	$214,027	1,782	128,965	1,972	342,992	3,754

In the above tables, all of the securities that were in an unrealized loss position at September 30, 2018 and December 31, 2017 were bonds that the Company has determined were in a loss position due primarily to interest rate factors and not credit quality concerns. The Company evaluated the collectability of each of these bonds and concluded that there was no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

Index

The book values and approximate fair values of investment securities at September 30, 2018, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Securities
Due within one year	$—	—	3,240	3,254
Due after one year but within five years	70,218	69,160	28,532	28,838
Due after five years but within ten years	2,543	2,523	16,790	16,978
Due after ten years	5,000	4,911	1,745	1,730
Mortgage-backed securities	287,746	276,474	54,512	52,560
Total securities	$365,507	353,068	104,819	103,360

At September 30, 2018 and December 31, 2017, investment securities with carrying values of $225,467,000 and $176,813,000, respectively, were pledged as collateral for public deposits.

In the first nine months of 2017, the Company received proceeds from sales of securities of $45,601,000 and recorded losses of $235,000 from the sales. There were no securities sales in the first nine months of 2018.

Included in “other assets” in the consolidated balance sheets are cost method investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Richmond (“FRB”) stock totaling $37,468,000 and $31,338,000 at September 30, 2018 and December 31, 2017, respectively. The FHLB stock had a cost and fair value of $20,036,000 and $19,647,000 at September 30, 2018 and December 31, 2017, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $17,432,000 and $11,691,000 at September 30, 2018 and December 31, 2017, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

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

($ in thousands)	Asheville Savings Bank Acquisition on October 1, 2017
Contractually required payments	$727,706
Fair value of acquired loans at acquisition date	595,167
Contractual cash flows not expected to be collected	7,000

Index

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2018		December 31, 2017		September 30, 2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$435,730	10%	$381,130	10%	$376,940	11%
Real estate – construction, land development & other land loans	559,450	13%	539,020	13%	450,746	13%
Real estate – mortgage – residential (1-4 family) first mortgages	1,038,436	25%	972,772	24%	796,222	23%
Real estate – mortgage – home equity loans / lines of credit	362,829	9%	379,978	9%	315,322	10%
Real estate – mortgage – commercial and other	1,723,598	41%	1,696,107	42%	1,431,934	41%
Installment loans to individuals	70,096	2%	74,348	2%	59,028	2%
Subtotal	4,190,139	100%	4,043,355	100%	3,430,192	100%
Unamortized net deferred loan costs (fees)	489		(986)		(437)
Total loans	$4,190,628		$4,042,369		$3,429,755

The following table presents changes in the carrying value of PCI loans.

($ in thousands) Purchased Credit Impaired Loans	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017
Balance at beginning of period	$23,165	514
Additions due to acquisition of Carolina Bank	—	19,254
Additions due to acquisition of Asheville Savings Bank	—	9,886
Change due to payments received and accretion	(2,994)	(6,016)
Change due to loan charge-offs	(10)	(12)
Transfers to foreclosed real estate	—	(69)
Other	28	(392)
Balance at end of period	$20,189	23,165

The following table presents changes in the accretable yield for PCI loans.

($ in thousands) Accretable Yield for PCI loans	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017
Balance at beginning of period	$4,688	—
Additions due to acquisition of Carolina Bank	—	3,617
Additions due to acquisition of Asheville Savings Bank	—	1,804
Accretion	(1,169)	(1,846)
Reclassification from (to) nonaccretable difference	712	423
Other, net	831	690
Balance at end of period	$5,062	4,688

During the first nine months of 2018, the Company received $225,000 in payments that exceeded the carrying amount of the related PCI loans, of which $184,000 was recognized as loan discount accretion income and $41,000 was recorded as additional loan interest income. During the first nine months of 2017, the Company received $848,000 in payments that exceeded the carrying amount of the related PCI loans, of which $775,000 was recognized as loan discount accretion income and $73,000 was recorded as additional loan interest income.

Index

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows.

($ in thousands)	September 30, 2018	December 31, 2017	September 30, 2017

Nonperforming assets
Nonaccrual loans	$18,267	20,968	23,350
Restructured loans - accruing	16,657	19,834	20,330
Accruing loans > 90 days past due	—	—	—
Total nonperforming loans	34,924	40,802	43,680
Foreclosed real estate	6,140	12,571	9,356
Total nonperforming assets	$41,064	53,373	53,036

Purchased credit impaired loans not included above (1)	$20,189	23,165	15,034

(1) In the March 3, 2017 acquisition of Carolina Bank, and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $0.6 million, $0.6 million, and $0.4 million in PCI loans at September 30, 2018, December 31, 2017, and September 30, 2017, respectively, that were contractually past due 90 days or more.

At September 30, 2018 and December 31, 2017, the Company had $1.4 million and $0.8 million in residential mortgage loans in process of foreclosure, respectively.

The following is a summary of the Company’s nonaccrual loans by major categories.

($ in thousands)	September 30, 2018	December 31, 2017
Commercial, financial, and agricultural	$2,092	1,001
Real estate – construction, land development & other land loans	651	1,822
Real estate – mortgage – residential (1-4 family) first mortgages	8,807	12,201
Real estate – mortgage – home equity loans / lines of credit	1,419	2,524
Real estate – mortgage – commercial and other	5,178	3,345
Installment loans to individuals	120	75
Total	$18,267	20,968

The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2018.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$2,302	278	—	2,092	430,794	435,466
Real estate – construction, land development & other land loans	1,948	738	—	651	555,588	558,925
Real estate – mortgage – residential (1-4 family) first mortgages	6,160	398	—	8,807	1,016,896	1,032,261
Real estate – mortgage – home equity loans / lines of credit	1,056	270	—	1,419	359,739	362,484
Real estate – mortgage – commercial and other	3,196	573	—	5,178	1,702,063	1,711,010
Installment loans to individuals	360	139	—	120	69,185	69,804
Purchased credit impaired	132	304	627	—	19,126	20,189
Total	$15,154	2,700	627	18,267	4,153,391	4,190,139
Unamortized net deferred loan costs						489
Total loans						$4,190,628

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2017.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$89	151	—	1,001	379,241	380,482
Real estate – construction, land development & other land loans	1,154	214	—	1,822	535,423	538,613
Real estate – mortgage – residential (1-4 family) first mortgages	6,777	1,370	—	12,201	943,565	963,913
Real estate – mortgage – home equity loans / lines of credit	1,347	10	—	2,524	375,814	379,695
Real estate – mortgage – commercial and other	1,270	451	—	3,345	1,678,529	1,683,595
Installment loans to individuals	445	95	—	75	73,277	73,892
Purchased credit impaired	821	77	601	—	21,666	23,165
Total	$11,903	2,368	601	20,968	4,007,515	4,043,355
Unamortized net deferred loan fees						(986)
Total loans						$4,042,369

Index

The following table presents the activity in the allowance for loan losses for all loans for the three and nine months ended September 30, 2018.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Total

As of and for the three months ended September 30, 2018
Beginning balance	$2,268	2,692	7,059	2,250	7,295	897	837	23,298
Charge-offs	(933)	(126)	(1,183)	(192)	(1,086)	(232)	—	(3,752)
Recoveries	159	181	155	51	209	158	—	913
Provisions	1,221	(366)	(664)	(330)	753	79	(606)	87
Ending balance	$2,715	2,381	5,367	1,779	7,171	902	231	20,546

As of and for the nine months ended September 30, 2018

Beginning balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298
Charge-offs	(1,542)	(158)	(1,598)	(378)	(1,398)	(494)	—	(5,568)
Recoveries	971	3,568	671	294	1,333	261	—	7,098
Provisions	175	(3,845)	147	36	761	185	(1,741)	(4,282)
Ending balance	$2,715	2,381	5,367	1,779	7,171	902	231	20,546

Ending balances as of September 30, 2018: Allowance for loan losses
Individually evaluated for impairment	$126	—	1,004	—	502	—	—	1,632
Collectively evaluated for impairment	$2,585	2,335	4,306	1,765	6,662	887	231	18,771
Purchased credit impaired	$4	46	57	14	7	15	—	143

Loans receivable as of September 30, 2018:
Ending balance – total	$435,730	559,450	1,038,436	362,829	1,723,598	70,096	—	4,190,139
Unamortized net deferred loan costs								489
Total loans								$4,190,628

Ending balances as of September 30, 2018: Loans
Individually evaluated for impairment	$1,981	2,642	12,617	22	10,490	—	—	27,752
Collectively evaluated for impairment	$433,485	556,283	1,019,645	362,462	1,700,519	69,804	—	4,142,198
Purchased credit impaired	$264	525	6,174	345	12,589	292	—	20,189

Index

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2017.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Total

As of and for the year ended December 31, 2017
Beginning balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	23,781
Charge-offs	(1,622)	(589)	(2,641)	(978)	(1,182)	(799)	—	(7,811)
Recoveries	1,311	2,579	1,076	333	1,027	279	—	6,605
Provisions	(407)	(1,865)	8	52	1,532	325	1,078	723
Ending balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298

Ending balances as of December 31, 2017: Allowance for loan losses
Individually evaluated for impairment	$215	18	1,099	—	232	—	—	1,564
Collectively evaluated for impairment	$2,896	2,798	4,831	1,788	6,226	950	1,972	21,461
Purchased credit impaired	$—	—	217	39	17	—	—	273

Loans receivable as of December 31, 2017:
Ending balance – total	$381,130	539,020	972,772	379,978	1,696,107	74,348	—	4,043,355
Unamortized net deferred loan fees								(986)
Total loans								$4,042,369

Ending balances as of December 31, 2017: Loans
Individually evaluated for impairment	$579	2,975	14,800	368	8,493	—	—	27,215
Collectively evaluated for impairment	$379,903	535,638	949,113	379,327	1,675,102	73,892	—	3,992,975
Purchased credit impaired	$648	407	8,859	283	12,512	456	—	23,165

Index

The following table presents the activity in the allowance for loan losses for all loans for the three and nine months ended September 30, 2017.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Total

As of and for the three months ended September 30, 2017
Beginning balance	$3,430	2,676	7,085	2,057	6,153	1,074	1,550	24,025
Charge-offs	(131)	(43)	(499)	(213)	(159)	(162)	—	(1,207)
Recoveries	330	809	170	120	275	71	—	1,775
Provisions	(314)	(973)	(281)	(49)	(271)	45	1,843	—
Ending balance	$3,315	2,469	6,475	1,915	5,998	1,028	3,393	24,593

As of and for the nine months ended September 30, 2017

Beginning balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	23,781
Charge-offs	(1,335)	(312)	(1,746)	(791)	(573)	(521)	—	(5,278)
Recoveries	848	2,280	806	250	973	210	—	5,367
Provisions	(27)	(2,190)	(289)	36	500	194	2,499	723
Ending balance	$3,315	2,469	6,475	1,915	5,998	1,028	3,393	24,593

Ending balances as of September 30, 2017: Allowance for loan losses
Individually evaluated for impairment	$144	23	929	—	487	—	—	1,583
Collectively evaluated for impairment	$3,171	2,446	5,546	1,915	5,511	1,028	3,393	23,010
Purchased credit impaired	$—	—	—	—	—	—	—	—

Loans receivable as of September 30, 2017:
Ending balance – total	$376,940	450,746	796,222	315,322	1,431,934	59,028	—	3,430,192
Unamortized net deferred loan fees								(437)
Total loans								$3,429,755

Ending balances as of September 30, 2017: Loans
Individually evaluated for impairment	$490	3,072	14,987	52	9,443	—	—	28,044
Collectively evaluated for impairment	$376,195	446,798	777,925	314,559	1,412,666	58,971	—	3,387,114
Purchased credit impaired	$255	876	3,310	711	9,825	57	—	15,034

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of September 30, 2018.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$1,693	2,117	—	1,119
Real estate – mortgage – construction, land development & other land loans	2,642	2,956	—	2,836
Real estate – mortgage – residential (1-4 family) first mortgages	4,740	5,072	—	4,849
Real estate – mortgage –home equity loans / lines of credit	22	32	—	109
Real estate – mortgage –commercial and other	4,550	5,016	—	3,718
Installment loans to individuals	—	—	—	—
Total impaired loans with no allowance	$13,647	15,193	—	12,631

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$288	289	126	431
Real estate – mortgage – construction, land development & other land loans	—	—	—	266
Real estate – mortgage – residential (1-4 family) first mortgages	7,877	8,017	1,004	9,263
Real estate – mortgage –home equity loans / lines of credit	—	—	—	162
Real estate – mortgage –commercial and other	5,940	6,233	502	5,877
Installment loans to individuals	—	—	—	2
Total impaired loans with allowance	$14,105	14,539	1,632	16,001

Interest income recorded on impaired loans during the nine months ended September 30, 2018 was insignificant.

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2017.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$183	425	—	276
Real estate – mortgage – construction, land development & other land loans	2,743	3,941	—	2,846
Real estate – mortgage – residential (1-4 family) first mortgages	5,205	5,728	—	7,067
Real estate – mortgage –home equity loans / lines of credit	368	387	—	129
Real estate – mortgage –commercial and other	3,066	3,321	—	3,143
Installment loans to individuals	—	—	—	—
Total impaired loans with no allowance	$11,565	13,802	—	13,461

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$396	396	215	214
Real estate – mortgage – construction, land development & other land loans	232	241	18	503
Real estate – mortgage – residential (1-4 family) first mortgages	9,595	9,829	1,099	10,077
Real estate – mortgage –home equity loans / lines of credit	—	—	—	66
Real estate – mortgage –commercial and other	5,427	5,427	232	5,369
Installment loans to individuals	—	—	—	—
Total impaired loans with allowance	$15,650	15,893	1,564	16,229

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally required and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of September 30, 2018.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$429,721	2,797	856	2,092	435,466
Real estate – construction, land development & other land loans	547,323	6,331	4,620	651	558,925
Real estate – mortgage – residential (1-4 family) first mortgages	984,851	13,052	25,551	8,807	1,032,261
Real estate – mortgage – home equity loans / lines of credit	351,575	1,697	7,793	1,419	362,484
Real estate – mortgage – commercial and other	1,684,024	15,075	6,733	5,178	1,711,010
Installment loans to individuals	69,072	212	400	120	69,804
Purchased credit impaired	9,269	5,306	5,614	—	20,189
Total	$4,075,835	44,470	51,567	18,267	4,190,139
Unamortized net deferred loan costs					489
Total loans					4,190,628

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2017.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$368,658	9,901	922	1,001	380,482
Real estate – construction, land development & other land loans	523,642	7,129	6,020	1,822	538,613
Real estate – mortgage – residential (1-4 family) first mortgages	905,111	16,235	30,366	12,201	963,913
Real estate – mortgage – home equity loans / lines of credit	365,982	3,784	7,405	2,524	379,695
Real estate – mortgage – commercial and other	1,647,725	23,335	9,190	3,345	1,683,595
Installment loans to individuals	73,379	222	216	75	73,892
Purchased credit impaired	6,541	12,309	4,315	—	23,165
Total	$3,891,038	72,915	58,434	20,968	4,043,355
Unamortized net deferred loan fees					(986)
Total loans					4,042,369

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended September 30, 2018 and 2017.

($ in thousands)	For three months ended September 30, 2018			For the three months ended September 30, 2017
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	1	570	570
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	1	47	47
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total TDRs arising during period	—	$—	$—	2	$617	$617

The following table presents information related to loans modified in a troubled debt restructuring during the nine months ended September 30, 2018 and 2017.

($ in thousands)	For nine months ended September 30, 2018			For the nine months ended September 30, 2017
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	18	18	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	6	4,120	4,095
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	1	38	25
Real estate – construction, land development & other land loans	1	61	61	1	32	32
Real estate – mortgage – residential (1-4 family) first mortgages	2	254	264	2	262	262
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—

Total TDRs arising during period	4	$333	$343	10	$4,452	$4,414

Index

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the nine months ended September 30, 2018 and 2017 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the nine months ended September 30, 2018		For the nine months ended September 30, 2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	1	$60	2	880
Real estate – mortgage – commercial and other	3	1,333	—	—
Total accruing TDRs that subsequently defaulted	4	$1,393	2	$880

There were no accruing restructured loans that were modified in the previous 12 months and defaulted during the three months ended September 30, 2018 or 2017.

Index

Note 9 – Deferred Loan (Fees) Costs

The amount of loans shown on the consolidated balance sheets includes net deferred loan (fees) costs of approximately $489,000, ($986,000), and ($437,000) at September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

Note 10 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2018, December 31, 2017, and September 30, 2017 and the carrying amount of unamortized intangible assets as of those same dates.

	September 30, 2018		December 31, 2017		September 30, 2017
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$6,013	1,459	6,013	1,090	6,013	953
Core deposit intangibles	28,440	15,300	28,280	11,475	18,520	10,084
SBA servicing asset	4,949	761	2,194	207	1,418	112
Other	1,303	906	1,303	581	1,303	471
Total	$40,705	18,426	37,790	13,353	27,254	11,620

Unamortizable intangible
assets:
Goodwill	$232,458		233,070		144,667

Activity related to transactions during the periods includes the following:

(1)	In connection with the Carolina Bank acquisition on March 3, 2017, the Company recorded a net increase of $65,072,000 in goodwill and $8,790,000 in a core deposit intangible.
(2)	In connection with the September 1, 2017 acquisition of Bear Insurance Service, the Company recorded $5,330,000 in goodwill, $3,644,000 in a customer list intangible, and $271,000 in other amortizable intangible assets.
(3)	In connection with the Asheville Savings Bank acquisition on October 1, 2017, the Company recorded a net increase of $88,235,000 in goodwill and $9,880,000 in a core deposit intangible.

In addition to the above acquisition related activity, the Company recorded $2,755,000 and $1,003,000 in servicing assets associated with the guaranteed portion of SBA loans originated and sold during the first nine months of 2018 and 2017, respectively. During the first nine months of 2018 and 2017, the Company recorded $555,000 and $112,000, respectively, in related amortization expense. Servicing assets are recorded at fair value and amortized over the expected life of the related loans.

Amortization expense of all intangible assets totaled $1,656,000 and $902,000 for the three months ended September 30, 2018 and 2017, respectively, and $5,073,000 and $2,509,000 for the nine months ended September 30, 2018 and 2017, respectively.

The following table presents the estimated amortization expense related to amortizable intangible assets for the last quarter of calendar year 2018 and for each of the four calendar years ending December 31, 2022 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
October 1 to December 31, 2018	$1,589
2019	5,570
2020	4,481
2021	3,492
2022	2,411
Thereafter	4,736
Total	$22,279

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

The Company recorded periodic pension cost (income) totaling $136,000 and ($202,000) for the three months ended September 30, 2018 and 2017, respectively. The following table contains the components of the pension cost (income).

	For the Three Months Ended September 30,
	2018	2017	2018	2017	2018 Total	2017 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost	$—	—	32	29	32	29
Interest cost	328	361	40	57	368	418
Expected return on plan assets	(177)	(702)	—	—	(177)	(702)
Amortization of net (gain)/loss	(93)	61	6	(8)	(87)	53
Net periodic pension cost (income)	$58	(280)	78	78	136	(202)

The Company recorded periodic pension cost (income) totaling $408,000 and ($605,000) for the nine months ended September 30, 2018 and 2017, respectively. The following table contains the components of the pension cost (income).

	For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018 Total	2017 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost	$—	—	94	88	94	88
Interest cost	984	1,086	150	170	1,134	1,256
Expected return on plan assets	(836)	(2,107)	—	—	(836)	(2,107)
Amortization of net (gain)/loss	26	183	(10)	(25)	16	158
Net periodic pension cost (income)	$174	(838)	234	233	408	(605)

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

($ in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Unrealized gain (loss) on securities available for sale	$(12,440)	(2,211)	438
Deferred tax asset (liability)	2,907	517	(162)
Net unrealized gain (loss) on securities available for sale	(9,533)	(1,694)	276

Additional pension asset (liability)	(3,184)	(3,200)	(4,854)
Deferred tax asset (liability)	744	748	1,796
Net additional pension asset (liability)	(2,440)	(2,452)	(3,058)

Total accumulated other comprehensive income (loss)	$(11,973)	(4,146)	(2,782)

The following table discloses the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2018	$(1,694)	(2,452)	(4,146)
Other comprehensive income (loss) before reclassifications	(7,839)	—	(7,839)
Amounts reclassified from accumulated other comprehensive income	—	12	12
Net current-period other comprehensive income (loss)	(7,839)	12	(7,827)

Ending balance at September 30, 2018	$(9,533)	(2,440)	(11,973)

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2018.

($ in thousands)
Description of Financial Instruments	Fair Value at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$43,422	—	43,422	—
Mortgage-backed securities	276,474	—	276,474	—
Corporate bonds	33,172	—	33,172	—
Total available for sale securities	$353,068	—	353,068	—

Nonrecurring
Impaired loans	$13,820	—	—	13,820
Foreclosed real estate	6,140	—	—	6,140

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at September 30, 2018	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans	$13,820	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	6,140	Appraised value; List or contract price	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-10%

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

Index

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the nine months ended September 30, 2018 or 2017.

For the nine months ended September 30, 2018 and 2017, the increase (decrease) in the fair value of securities available for sale was ($10,229,000) and $3,288,000, respectively, which is included in other comprehensive income (net of tax benefit (expense) of $2,390,000 and ($1,213,000), respectively). Fair value measurement methods at September 30, 2018 and 2017 are consistent with those used in prior reporting periods.

The carrying amounts and estimated fair values of financial instruments at September 30, 2018 and December 31, 2017 are as follows:

		September 30, 2018		December 31, 2017
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$50,209	50,209	114,301	114,301
Due from banks, interest-bearing	Level 1	460,520	460,520	375,189	375,189
Securities available for sale	Level 2	353,068	353,068	343,270	343,270
Securities held to maturity	Level 2	104,819	103,360	118,503	118,998
Presold mortgages in process of settlement	Level 1	6,111	6,111	12,459	12,459
Total loans, net of allowance	Level 3	4,170,082	4,126,000	4,019,071	4,010,551
Accrued interest receivable	Level 1	14,982	14,982	14,094	14,094
Bank-owned life insurance	Level 1	101,055	101,055	99,162	99,162

Deposits	Level 2	4,528,373	4,522,134	4,406,955	4,401,757
Borrowings	Level 2	406,593	398,109	407,543	397,903
Accrued interest payable	Level 2	1,916	1,916	1,235	1,235

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

Note 14 – Revenue from Contracts with Customers

All of the Company’s revenues that are within the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the nine months ended September 30, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	For the Nine Months Ended
$ in thousands	September 30, 2018	September 30, 2017

Service charges on deposit accounts	$9,606	8,525
Other service charges, commissions, and fees:
Interchange income	9,917	7,175
Other fees	4,739	3,020
Fees from presold mortgage loans (1)	2,231	4,121
Commissions from sales of insurance and financial products:
Insurance income	4,530	1,663
Wealth management income	1,954	1,641
SBA consulting fees	3,554	3,174
SBA loan sale gains (1)	8,773	3,241
Bank-owned life insurance income (1)	1,892	1,667
Foreclosed property gains (losses), net	(579)	(439)
Securities gains (losses), net (1)	—	(235)
Other gains (losses), net (1)	811	493
Total noninterest income	$47,428	34,046

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

Index

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

FINANCIAL OVERVIEW

Net income available to common shareholders amounted to $22.0 million, or $0.74 per diluted common share, for the three months ended September 30, 2018, an increase of 39.6% in earnings per share from the $13.1 million, or $0.53 per diluted common share, recorded in the third quarter of 2017.

For the nine months ended September 30, 2018, we recorded net income available to common shareholders of $65.4 million, or $2.21 per diluted common share, an increase of 66.2% in earnings per share from the $31.8 million, or $1.33 per diluted common share, for the nine months ended September 30, 2017.

Comparisons for the financial periods presented were significantly impacted by our acquisitions of Carolina Bank in March 2017 with total assets of $682 million and Asheville Savings Bank in October 2017 with $798 million in total assets. The assets, liabilities and earnings for the acquisitions were recorded beginning on their respective acquisition dates.

Net Interest Income and Net Interest Margin

Net interest income for the third quarter of 2018 was $51.8 million, a 24.5% increase from the $41.6 million recorded in the third quarter of 2017. Net interest income for the first nine months of 2018 amounted to $153.6 million, a 32.6% increase from the $115.9 million recorded in the comparable period of 2017. The increase in net interest income was primarily due to the acquisitions of Carolina Bank and Asheville Savings Bank, as well as higher amounts of loans outstanding as a result of organic growth.

Index

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the third quarter of 2018 was 4.06% compared to 4.16% for the third quarter of 2017. For the nine month period ended September 30, 2018, our net interest margin was 4.12% compared to 4.11% for the same period in 2017. Although asset yields increased primarily as a result of several Federal Reserve interest rate increases since January 1, 2017, we have also experienced higher funding costs, particularly on the interest rates paid on our borrowings, as these are highly correlated to short-term interest rates set by the Federal Reserve. Interest income for the nine months ended September 30, 2018 was positively impacted by approximately $0.8 million in interest recoveries received in the first quarter, which primarily related to the same loans that experienced significant allowance for loan loss recoveries discussed below in “Provisions for Loan Losses and Asset Quality.”

The net interest margins for the periods were also impacted by loan discount accretion associated with acquired loan portfolios. We recorded loan discount accretion amounting to $1.6 million in the third quarter of 2018, compared to $1.7 million in the third quarter of 2017. For the first nine months of 2018 and 2017, loan discount accretion amounted to $6.0 million and $5.1 million, respectively. The increase in loan discount accretion in 2018 was primarily due to the loan discounts recorded in the acquisitions of Carolina Bank and Asheville Savings Bank.

Provision for Loan Losses and Asset Quality

We recorded a provision for loan losses of $0.1 million in the third quarter of 2018, compared to no provision for loan losses in the third quarter of 2017. For the nine months ended September 30, 2018, we recorded a total negative provision for loan losses of $4.3 million (reduction of the allowance for loan losses) compared to a total provision for loan losses of $0.7 million in the same period of 2017. Our provisions for loan losses have been favorably impacted by continued improvement in asset quality, including low charge-offs and declining levels of nonperforming assets.

Total net charge-offs for the third quarter of 2018 amounted to $2.8 million in comparison to net recoveries of $0.6 million in the third quarter of 2017. During the third quarter of 2018, we completed a sale of approximately $5.2 million in smaller balance nonperforming loans that resulted in charge-offs of $2.2 million.

For the first nine months of 2018, we experienced net loan recoveries of $1.5 million, including full payoffs received on four loans in the first quarter of 2018 that had been previously charged-down by approximately $3.3 million. The amounts received in excess of the prior charge-downs were recorded as interest income recoveries, and those four loans were primarily responsible for the $0.8 million in interest recoveries previously noted. For the comparable period of 2017, net loan recoveries amounted to $0.1 million.

Our nonperforming assets to total assets ratio was 0.72% at September 30, 2018 compared to 1.16% at September 30, 2017. The ratio of annualized net charge-offs (recoveries) to average loans for the nine months ended September 30, 2018 was (0.05%), compared to 0.00% for the same period of 2017.

We continue to assess loans that may have been impacted by Hurricane Florence and Hurricane Michael. To date, we believe that any losses will not require a significant provision for loan losses.

Noninterest Income

Total noninterest income was $15.4 million and $12.4 million for the three months ended September 30, 2018 and September 30, 2017, respectively. For the nine months ended September 30, 2018, noninterest income amounted to $47.4 million compared to $34.0 million for the same period of 2017.

Core noninterest income for the third quarter of 2018 was $15.7 million, an increase of 22.3% from the $12.8 million reported for the third quarter of 2017. For the first nine months of 2018, core noninterest income amounted to $47.2 million, a 37.9% increase from the $34.2 million recorded in the comparable period of 2017. Core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgage loans, iv) commissions from sales of insurance and financial products, v) SBA consulting fees, vi) SBA loan sale gains, and vii) bank-owned life insurance income.

The acquisitions of Carolina Bank and Asheville Savings Bank were significant contributors to the higher core noninterest income in 2018.

Index

Another significant contributor to the increases in core noninterest income was increased origination and sales of SBA loans. During the three and nine months ended September 30, 2018, we realized $2.4 million and $8.8 million in gains on SBA loan sales, respectively. In comparison, during the three and nine months ended September 30, 2017, we realized $1.7 million and $3.2 million in gains on SBA loan sales, respectively.

Noninterest Expenses

Noninterest expenses amounted to $39.2 million in the third quarter of 2018 compared to $34.4 million recorded in the third quarter of 2017. Noninterest expenses for the nine months ended September 30, 2018 amounted to $121.7 million compared to $101.5 million in 2017. The increase in noninterest expenses in 2018 related primarily to our acquisitions of Carolina Bank and Asheville Savings Bank.

Also impacting expenses were other growth initiatives, including continued growth of our SBA consulting firm and SBA lending division, as well as the acquisition of an insurance agency during the third quarter of 2017.

Income Taxes

Our effective tax rate for the third quarter of 2018 was 21.2% compared to 33.3% in the third quarter of 2017. For the nine months ended September 30, 2018 and 2017, our effective tax rates were 21.8% and 33.3%, respectively. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, which was signed into law in December 2017 and reduced the federal corporate tax rate from 35% to 21%.

Balance Sheet and Capital

Total assets at September 30, 2018 amounted to $5.7 billion, a 24.4% increase from a year earlier. Total loans at September 30, 2018 amounted to $4.2 billion, a 22.2% increase from a year earlier, and total deposits amounted to $4.5 billion at September 30, 2018, a 24.0% increase from a year earlier. The significant increases were largely due to the acquisition of Asheville Savings Bank on October 1, 2017.

We experienced steady loan and deposit growth during the first nine months of 2018, all of which was organic. Loan growth for the nine months ended September 30, 2018 amounted to $148 million, or 4.9% annualized, and deposit growth amounted to $121.4 million, or 3.7% annualized, during that same period. This growth was a result of ongoing internal initiatives to enhance loan and deposit growth, including our recent expansion into higher growth markets. As anticipated, a $41 million deposit received in the first quarter of 2018 was transferred outside the Company in the third quarter of 2018.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at September 30, 2018 of 13.68%, an increase from the 12.44% reported at September 30, 2017. Our tangible common equity to tangible assets ratio was 8.95% at September 30, 2018, an increase of 100 basis points from a year earlier.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended September 30, 2018 amounted to $51.8 million, an increase of $10.2 million, or 24.5%, from the $41.6 million recorded in the third quarter of 2017. Net interest income on a tax-equivalent basis for the three month period ended September 30, 2018 amounted to $52.3 million, an increase of $9.9 million, or 23.5%, from the $42.3 million recorded in the third quarter of 2017. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended September 30,
($ in thousands)	2018	2017
Net interest income, as reported	$51,845	41,639
Tax-equivalent adjustment	428	702
Net interest income, tax-equivalent	$52,273	42,341

Index

Net interest income for the nine month period ended September 30, 2018 amounted to $153.6 million, an increase of $37.7 million, or 32.6%, from the $115.9 million recorded in the first nine months of 2017. Net interest income on a tax-equivalent basis for the nine month period ended September 30, 2018 amounted to $154.7 million, an increase of $36.9 million, or 31.3%, from the $117.8 million recorded in the comparable period of 2017.

	Nine Months Ended September 30,
($ in thousands)	2018	2017
Net interest income, as reported	$153,584	115,851
Tax-equivalent adjustment	1,151	1,979
Net interest income, tax-equivalent	$154,735	117,830

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three and nine months ended September 30, 2018, the higher net interest income compared to the same period of 2017 was due primarily to the growth in our loans and deposits, as reflected in the tables below.

The following table presents an analysis of net interest income.

	For the Three Months Ended September 30,
	2018			2017
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,191,751	4.96%	$52,407	$3,404,862	4.84%	$41,549
Taxable securities	400,861	2.48%	2,501	275,544	2.37%	1,649
Non-taxable securities	50,373	2.89%	367	54,606	2.90%	399
Short-term investments, principally federal funds	462,996	2.52%	2,944	305,245	1.84%	1,414
Total interest-earning assets	5,105,981	4.52%	58,219	4,040,257	4.42%	45,011

Cash and due from banks	78,078			80,191
Premises and equipment	113,812			96,596
Other assets	415,069			297,365
Total assets	$5,712,940			$4,514,409

Liabilities
Interest bearing checking	$862,065	0.11%	$235	$688,739	0.06%	$105
Money market deposits	1,018,933	0.34%	869	794,788	0.19%	372
Savings deposits	435,579	0.21%	230	402,330	0.21%	208
Time deposits >$100,000	658,479	1.39%	2,302	494,680	0.84%	1,053
Other time deposits	272,468	0.39%	270	246,475	0.28%	172
Total interest-bearing deposits	3,247,524	0.48%	3,906	2,627,012	0.29%	1,910
Borrowings	406,652	2.41%	2,468	331,122	1.75%	1,462
Total interest-bearing liabilities	3,654,176	0.69%	6,374	2,958,134	0.45%	3,372

Noninterest bearing checking	1,278,488			1,005,307
Other liabilities	42,716			30,536
Shareholders’ equity	737,560			520,432
Total liabilities and shareholders’ equity	$5,712,940			$4,514,409

Net yield on interest-earning assets and net interest income		4.03%	$51,845		4.09%	$41,639
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		4.06%	$52,273		4.16%	$42,341

Interest rate spread		3.83%			3.97%

Average prime rate		5.01%			4.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $428,000 and $702,000 in 2018 and 2017, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate for 2018 and 37% for 2017 and is reduced by the related nondeductible portion of interest expense.

Index

	For the Nine Months Ended September 30,
	2018			2017
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,141,645	4.97%	$154,028	$3,211,844	4.78%	$114,908
Taxable securities	406,975	2.48%	7,552	284,588	2.31%	4,914
Non-taxable securities	51,283	2.91%	1,115	56,092	3.02%	1,269
Short-term investments, principally federal funds	422,268	2.32%	7,320	283,601	1.52%	3,215
Total interest-earning assets	5,022,171	4.53%	170,015	3,836,125	4.33%	124,306

Cash and due from banks	88,596			74,135
Premises and equipment	114,656			92,042
Other assets	419,269			267,231
Total assets	$5,644,692			$4,269,533

Liabilities
Interest bearing checking	$874,921	0.10%	$646	$676,939	0.06%	$320
Money market deposits	1,019,399	0.28%	2,151	771,826	0.18%	1,067
Savings deposits	442,345	0.20%	648	362,164	0.19%	505
Time deposits >$100,000	629,175	1.20%	5,627	473,200	0.75%	2,641
Other time deposits	278,950	0.35%	740	248,985	0.27%	511
Total interest-bearing deposits	3,244,790	0.40%	9,812	2,533,114	0.27%	5,044
Borrowings	406,954	2.17%	6,619	294,650	1.55%	3,411
Total interest-bearing liabilities	3,651,744	0.60%	16,431	2,827,764	0.40%	8,455

Noninterest bearing checking	1,236,002			932,233
Other liabilities	37,964			31,782
Shareholders’ equity	718,982			477,754
Total liabilities and shareholders’ equity	$5,644,692			$4,269,533

Net yield on interest-earning assets and net interest income		4.09%	$153,584		4.04%	$115,851
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		4.12%	$154,735		4.11%	$117,831

Interest rate spread		3.93%			3.93%

Average prime rate		4.78%			4.03%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $1,151,000 and $1,979,000 in 2018 and 2017, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate for 2018 and 37% for 2017 and is reduced by the related nondeductible portion of interest expense.

The tables above reflect significant increases in our levels of loan and deposit balances. These increases were a result of organic growth, which was approximately 4%-5% over the periods reflected, and more significantly growth we obtained in our acquisitions. On March 3, 2017, we acquired Carolina Bank, which had $498 million in loans and $585 million in deposits, and on October 1, 2017 we acquired Asheville Savings Bank, which had $606 million in loans and $679 million in deposits.

Our net interest margin (tax-equivalent net interest income divided by average earning assets, referred to as “net yield on interest-earning assets” in the tables above) for the periods reflected above was fairly stable, ranging from 4.06%-4.16%. Both asset yields and liability costs have increased in 2018 compared to the same periods of 2017 shown above due to increases in the interest rate environment. For the three months ended September 30, 2018, a 24 basis point increase in liability costs exceeded a 10 basis point increase in asset yields and resulted in the net interest margin declining by 10 basis points from 4.16% to 4.06%. For the nine months ended September 30, 2018, asset yields and liability costs each increased by 20 basis points which led to a virtually unchanged net interest margin of 4.11%-4.12%.

Index

Impacting our net interest margin for all periods reflected in the tables above are net accretion of purchase accounting premiums/discounts associated with acquired loans and deposits. For the three months ended September 30, 2018 and 2017, we recorded $1.6 million and $1.8 million, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. For the nine months ended September 30, 2018 and 2017, we recorded $6.1 million and $5.2 million, respectively. The increase in accretion for the year to date period in 2018 is due to the aforementioned acquisitions. Unaccreted loan discount has increased from $16.9 million at September 30, 2017 to $24.3 million at September 30, 2018 primarily as a result of the Asheville Savings Bank acquisition.

The mix of our loan portfolio remained substantially the same at September 30, 2018 compared to December 31, 2017, with approximately 88% of our loans being real estate loans, 10% being commercial, financial, and agricultural loans, and the remaining 2% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded a provision for loan losses of $0.1 million in third quarter of 2018 compared to no provision for loan losses for the third quarter of 2017. For the nine months ended September 30, 2018, we recorded total negative provisions for loan losses (reduction of the allowance for loan losses) of $4.3 million compared to provisions for loan losses of $0.7 million in the same period of 2017.

Our provision for loan loss levels have been impacted by continued improvement in asset quality. Nonperforming assets amounted to $41.1 million at September 30, 2018, a decrease of 22.6% from the $53.0 million one year earlier. Our nonperforming assets to total assets ratio was 0.72% at September 30, 2018 compared to 1.16% at September 30, 2017. Annualized net charge-offs (recoveries) as a percentage of average loans for the nine months ended September 30, 2018 was (0.05%), compared to 0.00% for the same period of 2017.

Total noninterest income was $15.4 million in the third quarter of 2018 compared to $12.4 million for the third quarter of 2017. For the nine months ended September 30, 2018, noninterest income amounted to $47.4 million compared to $34.0 million for the same period of 2017.

As presented in the table below, core noninterest income for the third quarter of 2018 was $15.7 million, an increase of 22.3% from the $12.8 million reported for the third quarter of 2017. For the first nine months of 2018, core noninterest income amounted to $47.2 million, a 37.9% increase from the $34.2 million recorded in the comparable period of 2017. As noted above, core noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgage loans, iv) commissions from sales of insurance and financial products, and v) SBA consulting fees, vi) SBA loan sale gains, and vii) bank-owned life insurance income.

The following table presents our core noninterest income for the three and nine month periods ending September 30, 2018 and 2017, respectively.

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Service charges on deposit accounts	$3,221	2,945	9,606	8,525
Other service charges, commissions, and fees	5,146	3,468	14,656	10,195
Fees from presold mortgage loans	576	1,842	2,231	4,121
Commissions from sales of insurance and financial products	2,425	1,426	6,484	3,304
SBA consulting fees	1,287	864	3,554	3,174
SBA loan sale gains	2,373	1,692	8,773	3,241
Bank-owned life insurance income	641	579	1,892	1,667
Core noninterest income	$15,669	12,816	47,196	34,227

As shown in the table above, service charges on deposit accounts increased from $2.9 million in the third quarter of 2017 to $3.2 million in the third quarter of 2018. For the nine months ended September 30, 2018, service charges on deposit accounts amounted to $9.6 million, which is a $1.1 million increase from the $8.5 million recorded in the comparable period of 2017. The increase in 2018 was primarily due to the aforementioned acquisitions.

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

Fees from presold mortgages amounted to $0.6 million and $2.2 million for the three and nine month periods ended September 30, 2018, respectively, compared to $1.8 million and $4.1 million for the three and nine month periods ended September 30, 2017, respectively.  The declines in 2018 were primarily due to our mortgage loan department originating a higher percentage of loans with construction components that are held in our loan portfolio and not sold, as well as employee turnover that has occurred in 2018.

Commissions from sales of insurance and financial products amounted to $2.4 million in the third quarter of 2018, compared to $1.4 million in the third quarter of 2017. For the nine months ended September 30, 2018 and 2017, we recorded $6.5 million and $3.3 million, respectively, in commissions from sales of insurance and financial products. The increase was primarily due to the acquisition of an insurance agency in September 2017.

The largest increase in core noninterest income in 2018 was in our SBA loan sale gains, which resulted from an increase in sales volumes. During the first nine months of 2018, we sold $121.7 million of the guaranteed portions of newly originated SBA loans, which resulted in $8.8 million in gains on sales. In comparison, during the first nine months of 2017, we sold $41.0 million of the guaranteed portions, resulting in $3.2 million in gains on sales.

Bank-owned life insurance income was $1.9 million in the first nine months of 2018 and $1.7 million in the first nine months of 2017, which increased due to bank-owned life insurance policies assumed in the aforementioned acquisitions.

During the nine months ended September 30, 2017, we recorded $0.2 million in losses from sales of securities. For the comparable period of 2018, we had no sales of securities.

Other gains and losses for the periods presented represent the net effects of miscellaneous gains and losses that are non-routine in nature. We recorded other gains of $0.8 million in the first nine months of 2018, which primarily related to a gain on a sale of a previously closed branch building. In the comparable period of 2017, we reported other gains of $0.5 million, which primarily related to the sale of a pool of default judgements to a third-party firm.

Noninterest expenses amounted to $39.2 million in the third quarter of 2018, a 14.1% increase over the $34.4 million recorded in the same period of 2017. Noninterest expenses for the nine months ended September 30, 2018 amounted to $121.7 million compared to $101.5 million in 2017. The increase in noninterest expenses in 2018 related primarily to the acquisitions we completed in 2017.

Also impacting expenses were other growth initiatives, including continued growth of our SBA consulting firm and SBA lending division.

The acquisition activity was primarily responsible for the increase in salaries expense, which increased to $18.8 million in the third quarter of 2018 from the $16.6 million recorded in the third quarter of 2017. Salaries expense for the first nine months of 2018 amounted to $56.6 million compared to $46.8 million in 2017.

Employee benefits expense was also impacted by the acquisition activity and amounted to $4.1 million in the third quarter of 2018 compared to $3.6 million in the third quarter of 2017. For the first nine months of 2018, employee benefits expense amounted to $12.8 million compared to $11.4 million in 2017. Also increasing expense in 2018 was our increased 401k match effective January 1, 2018, which increased from effectively a 100% match up to 4% of an employee’s salary contribution to a 100% match up to 6% of an employee’s salary contribution.

Occupancy and equipment expense increased in 2018 primarily due to the acquisitions discussed above. For the three months ended September 30, 2018, occupancy and equipment expense totaled $4.2 million compared to $3.5 million in the third quarter of 2017. For the nine months ended September 30, 2018, occupancy and equipment expense totaled $12.0 million compared to $10.3 million in the first nine months of 2017.

Index

Merger and acquisition expenses amounted to $0.2 million and $3.6 million for the three and nine months ended September 30, 2018, respectively, compared to $1.3 million and $4.8 million for the three and nine months ended September 30, 2017, respectively. For the nine months ended September 30, 2018, merger and acquisition expense includes $1.3 million related to increases in an earn-out liability associated with a prior year acquisition.

Intangibles amortization expense increased from $0.9 million in the third quarter of 2017 to $1.7 million in the third quarter of 2018 and from $2.5 million in the first nine months of 2017 to $5.1 million in the first nine months of 2018, primarily as a result of the amortization of intangible assets that we recorded in connection with our acquisitions.

Other operating expenses amounted to $10.4 million and $8.5 million for the third quarters of 2018 and 2017, respectively, and $31.7 million in the first nine months of 2018 compared to $25.7 million in the first nine months of 2017, with the increases primarily due to the acquisitions of Carolina Bank and Asheville Savings Bank.

For the third quarter of 2018, the provision for income taxes was $5.9 million, an effective tax rate of 21.2%, compared to $6.5 million for the same period of 2017, which is an effective tax rate of 33.3%. For the first nine months of 2018, the provision for income taxes was $18.2 million, an effective tax rate of 21.8%, compared to $15.8 million for the same period of 2017, which was an effective tax rate of 33.3%. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, which was signed into law in December 2017 and reduced the federal corporate tax rate from 35% to 21%.

The consolidated statements of comprehensive income reflect other comprehensive loss of $0.8 million during the third quarter of 2018 compared to other comprehensive income of $0.2 million during the third quarter of 2017. During the nine months ended September 30, 2018 and 2017, we recorded other comprehensive loss of $7.8 million and other comprehensive income of $2.3 million, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase, which occurred in the first nine months of 2018 and was primarily responsible for the other comprehensive loss. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at September 30, 2018 amounted to $5.7 billion, a 24.4% increase from a year earlier. Total loans at September 30, 2018 amounted to $4.2 billion, a 22.2% increase from a year earlier, and total deposits amounted to $4.5 billion, a 24.0% increase from a year earlier.

The following table presents information regarding the nature of changes in our levels of loans and deposits for the twelve months ended September 30, 2018 and for the first nine months of 2018.

October 1, 2017 to September 30, 2018	Balance at beginning of period	Internal Growth, net	Growth from Acquisitions (1)	Balance at end of period	Total percentage growth	Internal percentage growth

Total loans	$3,429,755	154,693	606,180	4,190,628	22.2%	4.5%

Deposits – Noninterest bearing checking	1,016,947	129,705	133,756	1,280,408	25.9%	12.8%
Deposits – Interest bearing checking	683,113	14,169	173,205	870,487	27.4%	2.1%
Deposits – Money market	793,919	37,320	175,938	1,007,177	26.9%	4.7%
Deposits – Savings	396,192	(26,640)	62,783	432,335	9.1%	-6.7%
Deposits – Brokered	215,615	5,638	34,162	255,415	18.5%	2.6%
Deposits – Internet time	7,995	(4,071)	—	3,924	-50.9%	-50.9%
Deposits – Time>$100,000	296,006	77,965	35,771	409,742	38.4%	26.3%
Deposits – Time<$100,000	241,454	(36,091)	63,522	268,885	11.4%	-14.9%
Total deposits	$3,651,241	197,995	679,137	4,528,373	24.0%	5.4%

January 1, 2018 to September 30, 2018
Total loans	$4,042,369	148,259	—	4,190,628	3.7%	3.7%

Deposits – Noninterest bearing checking	1,196,161	84,247	—	1,280,408	7.0%	7.0%
Deposits – Interest bearing checking	884,254	(13,767)	—	870,487	-1.6%	-1.6%
Deposits – Money market	982,822	24,355	—	1,007,177	2.5%	2.5%
Deposits – Savings	454,860	(22,525)	—	432,335	-5.0%	-5.0%
Deposits – Brokered	239,659	15,756	—	255,415	6.6%	6.6%
Deposits – Internet time	7,995	(4,071)	—	3,924	-50.9%	-50.9%
Deposits – Time>$100,000	347,862	61,880	—	409,742	17.8%	17.8%
Deposits – Time<$100,000	293,342	(24,457)	—	268,885	-8.3%	-8.3%
Total deposits	$4,406,955	121,418	—	4,528,373	2.8%	2.8%

(1) Includes the acquisition of Asheville Savings Bank on October 1, 2017, which had $606.2 million in loans and $679.1 million in deposits.

As derived from the table above, for the twelve months preceding September 30, 2018, our total loans increased $760.9 million, or 22.2%. The loan growth from acquisitions was due to our acquisition of Asheville Savings Bank, which had $606 million on the date of acquisition. Internal loan growth was $154.7 million, or 4.5%, for the twelve months ended September 30, 2018 and was $148.3 million, or 3.7%, for the first nine months of 2018 (4.9% annualized). Internal loan growth has been driven by our continued expansion into high-growth markets. We expect continued growth in our loan portfolio throughout the remainder of 2018.

The mix of our loan portfolio remains substantially the same at September 30, 2018 compared to December 31, 2017. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan. Note 8 to the consolidated financial statements presents additional detailed information regarding our mix of loans.

We have also experienced growth in our deposit balances. Total deposits increased by $877.1 million for the twelve months ended September 30, 2018, an increase of 24.0%. Of that increase, $679 million was assumed in the Asheville Savings Bank acquisition. Internal growth for that same period amounted to $198.0 million, or 5.4%. For the nine months ended September 30, 2018, deposit growth amounted to $121.4 million, or 2.8% (3.7% annualized). We have generally experienced higher growth in our transaction accounts (checking, money market, and savings) compared to time deposits, which we believe is due customers favoring transaction accounts due to their higher liquidity and the fact that transaction accounts have not been paying materially lower interest rates compared to time deposits. However, we have recently seen some of our customers with larger balances transfer funds from their money market accounts to the time deposit > $100,000 category to attain higher interest rates.

Index

Our overall liquidity increased since September 30, 2017. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 18.1% at September 30, 2017 to 19.6% at September 30, 2018. Brokered deposits and borrowings as a percent of overall funding remained substantially unchanged among the periods presented.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended September 30, 2018	As of/for the quarter ended December 31, 2017	As of/for the quarter ended September 30, 2017

Nonperforming assets
Nonaccrual loans	$18,267	20,968	23,350
Restructured loans – accruing	16,657	19,834	20,330
Accruing loans >90 days past due	—	—	—
Total nonperforming loans	34,924	40,802	43,680
Foreclosed real estate	6,140	12,571	9,356
Total nonperforming assets	$41,064	53,373	53,036

Purchased credit impaired loans not included above (1)	$20,189	23,165	15,034

Asset Quality Ratios – All Assets
Net charge-offs to average loans – annualized	0.27%	0.13%	(0.07%	)
Nonperforming loans to total loans	0.83%	1.01%	1.27%
Nonperforming assets to total assets	0.72%	0.96%	1.16%
Allowance for loan losses to total loans	0.49%	0.58%	0.72%
Allowance for loan losses + unaccreted discount to total loans	1.07%	1.24%	1.21%
Allowance for loan losses to nonperforming loans	58.83%	57.10%	56.30%

(1)	In the March 3, 2017 acquisition of Carolina Bank and the October 1, 2017 acquisition of Asheville Savings Bank, we acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts, including $0.6 million, $0.6 million, and $0.4 million in PCI loans at September 30, 2018, December 31, 2017, and September 30, 2017, respectively, that were contractually past due 90 days or more.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

As noted in the table above, at September 30, 2018, total nonaccrual loans amounted to $18.3 million, compared to $21.0 million at December 31, 2017 and $23.4 million at September 30, 2017. Nonaccrual loans have generally declined in recent years as our local economies have improved, and we continue to focus on resolving our problem assets. Also, in the third quarter of 2018, we completed a loan sale of approximately $5.2 million in smaller balance nonperforming loans.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end:

($ in thousands)	At September 30, 2018	At December 31, 2017	At September 30, 2017
Commercial, financial, and agricultural	$2,092	1,001	996
Real estate – construction, land development, and other land loans	651	1,822	1,565
Real estate – mortgage – residential (1-4 family) first mortgages	8,807	12,201	14,878
Real estate – mortgage – home equity loans/lines of credit	1,419	2,524	2,250
Real estate – mortgage – commercial and other	5,178	3,345	3,534
Installment loans to individuals	120	75	127
Total nonaccrual loans	$18,267	20,968	23,350

Index

“Restructured loans – accruing”, or troubled debt restructurings (“TDRs”), are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At September 30, 2018, total accruing TDRs amounted to $16.7 million, compared to $19.8 million at December 31, 2017 and $20.3 million at September 30, 2017.

Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $6.1 million at September 30, 2018, $12.6 million at December 31, 2017, and $9.4 million at September 30, 2017. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and the improvement in our overall asset quality. In the fourth quarter of 2017, we acquired Asheville Savings Bank and assumed approximately $3 million of foreclosed real estate in this transaction.

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At September 30, 2018	At December 31, 2017	At September 30, 2017
Vacant land	$2,113	6,032	3,617
1-4 family residential properties	2,446	4,229	3,257
Commercial real estate	1,581	2,310	2,482
Total foreclosed real estate	$6,140	12,571	9,356

The following table presents geographical information regarding our nonperforming assets at September 30, 2018.

	As of September 30, 2018
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate

Region (1)
Eastern Region (NC)	$11,912	883,000	1.3%	259
Triangle Region (NC)	8,193	889,000	0.9%	984
Triad Region (NC)	6,562	888,000	0.7%	909
Charlotte Region (NC)	872	294,000	0.3%	233
Southern Piedmont Region (NC)	5,158	264,000	2.0%	819
Western Region (NC)	320	690,000	0.0%	1,233
South Carolina Region	1,458	148,000	1.0%	661
Former Virginia Region	—	2,000	0.0%	1,042
Other	449	133,000	0.3%	—
Total	$34,924	4,191,000	0.8%	6,140

(1)	The counties comprising each region are as follows:

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

($ in thousands)	Nine Months Ended September 30,	Twelve Months Ended December 31,	Nine Months Ended September 30,
	2018	2017	2017
Loans outstanding at end of period	$4,190,628	4,042,369	3,429,755
Average amount of loans outstanding	$4,141,645	3,420,939	3,211,844

Allowance for loan losses, at beginning of year	$23,298	23,781	23,781
Provision (reversal) for loan losses	(4,282)	723	723
	19,016	24,504	24,504
Loans charged off:
Commercial, financial, and agricultural	(1,542)	(1,622)	(1,335)
Real estate – construction, land development & other land loans	(158)	(589)	(312)
Real estate – mortgage – residential (1-4 family) first mortgages	(1,598)	(2,641)	(1,746)
Real estate – mortgage – home equity loans / lines of credit	(378)	(978)	(791)
Real estate – mortgage – commercial and other	(1,398)	(1,182)	(573)
Installment loans to individuals	(494)	(799)	(521)
Total charge-offs	(5,568)	(7,811)	(5,278)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	971	1,311	848
Real estate – construction, land development & other land loans	3,568	2,579	2,280
Real estate – mortgage – residential (1-4 family) first mortgages	671	1,076	806
Real estate – mortgage – home equity loans / lines of credit	294	333	250
Real estate – mortgage – commercial and other	1,333	1,027	973
Installment loans to individuals	261	279	210
Total recoveries	7,098	6,605	5,367
Net recoveries (charge-offs)	1,530	(1,206)	89
Allowance for loan losses, at end of period	$20,546	23,298	24,593

Ratios:
Net charge-offs (recoveries) as a percent of average loans (annualized)	(0.05% )	0.04%	0.00%
Allowance for loan losses as a percent of loans at end of period	0.49%	0.58%	0.72%
Allowance for loan losses + unaccreted discount as a percent of loans	1.07%	1.24%	1.21%

We recorded a negative provision for loan losses (reduction of the allowance for loan losses) of $4.3 million in the first nine months of 2018, compared to a provision for loan losses of $0.7 million in the first nine months of 2017.

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

As discussed previously, in the third quarter of 2018, we completed a loan sale of approximately $5.2 million in smaller balance nonperforming loans that resulted in charge-offs of $2.2 million.

The allowance for loan losses amounted to $20.5 million at September 30, 2018, compared to $23.3 million at December 31, 2017 and $24.6 million at September 30, 2017. The ratio of our allowance to total loans has declined from 0.72% at September 30, 2017 to 0.49% at September 30, 2018 as a result of the factors discussed above that impacted our provision for loan losses, as well as applicable accounting guidance that does not allow us to record an allowance for loan losses upon the acquisition of loans. Instead acquired loans are recorded at their discounted fair value, which includes the consideration of any expected losses. No allowance for loan losses is recorded for the acquired loans until the expected credit losses exceed the remaining unamortized discounts – based on an individual basis for purchased credit impaired loans and on a pooled basis for performing acquired loans. See Critical Accounting Policies above for further discussion. Unaccreted discount, which is available to absorb loan losses, amounted to $24.3 million, $26.9 million, and $16.9 million at September 30, 2018, December 31, 2017, and September 30, 2017, respectively. The ratio of allowance for loan losses plus unaccreted discount was 1.07%, 1.24%, and 1.21% at September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

We continue to assess loans that may have been impacted by Hurricane Florence and Hurricane Michael. To date, we believe that any losses will not require a significant provision for loan losses.

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

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at September 30, 2018, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2017.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $1.0 billion line of credit with the Federal Home Loan Bank (of which $353 million was outstanding at September 30, 2018 and $354 million was outstanding at December 31, 2017), 2) a $35 million federal funds line with a correspondent bank (of which none was outstanding at September 30, 2018 or December 31, 2017), and 3) an approximately $136 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at September 30, 2018 or December 31, 2017). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $190 million at September 30, 2018 and $198 million at December 31, 2017, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $657 million at September 30, 2018 compared to $528 million at December 31, 2017.

Our overall liquidity increased since September 30, 2017. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 18.1% at September 30, 2017 to 19.6% at September 30, 2018.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2018, and have no current plans to do so.

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

Index

At September 30, 2018, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	September 30, 2018	December 31, 2017	September 30, 2017

Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	11.97%	10.72%	10.30%
Minimum required Common equity Tier 1 capital	6.375%	5.75%	5.75%

Tier I capital to Tier 1 risk weighted assets	13.18%	11.94%	11.74%
Minimum required Tier 1 capital	7.875%	7.25%	7.25%

Total risk-based capital to Tier II risk weighted assets	13.68%	12.50%	12.44%
Minimum required total risk-based capital	9.875%	9.25%	9.25%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	10.34%	9.58%	9.72%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%

First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At September 30, 2018, First Bank significantly exceeded the minimum ratios established by the regulatory authorities.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 8.95% at September 30, 2018 compared to 8.23% at December 31, 2017 and 7.95% at September 30, 2017.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On September 15, 2018, the Company announced a quarterly cash dividend of $0.10 cents per share payable on October 25, 2018 to shareholders of record on September 30, 2018. The dividend rate represents a 25% increase over the previous dividend rate of $0.08 the Company declared in the third quarter of 2017.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first nine months of 2018. At September 30, 2018, we had approximately 214,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.03% (realized in 2016) to a high of 4.92% (realized in 2013). Up until the end of 2015, the prime rate of interest had remained at 3.25% since 2008. In response to Federal Reserve actions, the prime rate increased to 3.50% on December 31, 2015 and to 3.75% on December 15, 2016. In 2017 and 2018, Federal Reserve actions steadily increased the prime rate six additional times, up to 5.25%, which was the rate at September 30, 2018. The consistency of our net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At September 30, 2018, approximately 77% of our interest-earning assets were subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Index

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). At September 30, 2018, we had $1.3 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2018 are deposits totaling $2.3 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

As it relates to deposits, the Federal Reserve made no changes to the short term interest rates it sets directly from 2008 until mid-December 2015, and since that time we were able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as our average funding rate approached zero several years ago, meaningful further declines were not possible. Thus far, the eight interest rate increases initiated by the Federal Reserve over the past few years have not resulted in significant competitive pressure to increase deposit rates, although we are choosing to pay higher rates to price-sensitive customers in certain situations.

Index

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans, which amounted to $6.0 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired accruing loans amounted to $24.3 million at September 30, 2018.

Based on our most recent interest rate modeling, which assumes steady increases by the Federal Reserve over the next twelve months, we project that our net interest margin will likely remain fairly stable during that period. We expect asset yields to increase, and we also expect that we will experience pressure to increase our deposit rates.

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

Index

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 to July 31, 2018	—	—	—	214,241
August 1, 2018 to August 31, 2018	—	—	—	214,241
September 1, 2018 to September 30, 2018	—	—	—	214,241
Total	—	—	—	214,241

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. The Company has no plans or programs to terminate the authorization, or plans under which we do not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended September 30, 2018.

During the three months ended September 30, 2018, there were no unregistered sales of the Company’s securities.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have Securities and Exchange Commission File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

2.a	Purchase and Assumption Agreement dated as of March 3, 2016 between First Bank (as Seller) and First Community Bank (as Purchaser) was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.b	Purchase and Assumption Agreement dated as of March 3, 2016 between First Community Bank (as Seller) and First Bank (as Purchaser) was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.c	Merger Agreement between First Bancorp and Carolina Bank Holdings, Inc. dated June 21, 2016 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016, and is incorporated herein by reference.

2.d	Merger Agreement between First Bancorp and ASB Bancorp, Inc. dated May 1, 2017 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 1, 2017, and is incorporated herein by reference

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

Index

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 9, 2018, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 9, 2018	BY:/s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer
(Principal Executive Officer),
and Director

November 9, 2018	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer