Form 10-K
period 2018-12-31
FIRST BANCORP /NC/
filed 2019-03-01
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. ☒ YES       ☐ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐ YES       ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES       ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES       ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2018 as reported by The NASDAQ Global Select Market, was approximately $1,188,000,000.

The number of shares of the registrant’s Common Stock outstanding on February 28, 2019 was 29,723,682.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

*	Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2019.

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

PART I

Item 1. Business

General Description

First Bancorp (the “Company”) is the fourth largest bank holding company headquartered in North Carolina.  At December 31, 2018, the Company had total consolidated assets of $5.9 billion, total loans of $4.2 billion, total deposits of $4.7 billion, and shareholders’ equity of $0.8 billion.  Our principal activity is the ownership and operation of First Bank (the “Bank”), a state-chartered bank with its main office in Southern Pines, North Carolina.

The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. Until September 2013, the Bank’s main office was in Troy, North Carolina, located in the center of Montgomery County. In September 2013, the Company and the Bank moved their main offices approximately 45 miles to Southern Pines, North Carolina, in Moore County. As of December 31, 2018, we conducted business from 101 branches covering a geographical area from Florence, South Carolina to the south, to Wilmington, North Carolina to the east, to Kill Devil Hills, North Carolina to the northeast, to Mayodan, North Carolina to the north, and to Asheville, North Carolina to the west. Of the Bank’s 101 branches, 95 branches are in North Carolina and six branches are in South Carolina. Ranked by assets, the Bank was the fourth largest bank headquartered in North Carolina as of December 31, 2018 and the only one with total assets between $4 billion and $35 billion.

As of December 31, 2018, the Bank had three wholly owned subsidiaries, First Bank Insurance Services, Inc. (“First Bank Insurance”), SBA Complete, Inc. (“SBA Complete”), and First Troy SPE, LLC. First Bank Insurance’s primary business activity is the placement of property and casualty insurance coverage. SBA Complete specializes in providing consulting services for financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. First Troy SPE, LLC, which was organized in December 2009, is a holding entity for certain foreclosed properties.

Our principal executive offices are located at 300 SW Broad Street, Southern Pines, North Carolina, 28387, and our telephone number is (910) 246-2500. Unless the context requires otherwise, references to the “Company,” “we,” “our,” or “us” in this annual report on Form 10-K shall mean collectively First Bancorp and its consolidated subsidiaries.

General Business

We engage in a full range of banking activities, with the acceptance of deposits and the making of loans being our most basic activities. We offer deposit products such as checking, savings, and money market accounts, as well as time deposits, including various types of certificates of deposits (“CDs”) and individual retirement accounts (“IRAs”). We provide loans for a wide range of consumer and commercial purposes, including loans for business, real estate, personal uses, home improvement and automobiles. We offer residential mortgages through our Mortgage Banking Division, and we offer SBA loans to small business owners across the nation through our SBA Lending Division. We also offer credit cards, debit cards, letters of credit, safe deposit box rentals and electronic funds transfer services, including wire transfers. In addition, we offer internet banking, mobile banking, cash management and bank-by-phone capabilities to our customers, and are affiliated with ATM networks that give our customers access to thousands of ATMs across the country, with no surcharge fee. We also offer a mobile check deposit feature for our mobile banking customers that allows them to securely deposit checks via their smartphone. For our business customers, we offer remote deposit capture, which provides them with a method to electronically transmit checks received from customers into their bank account without having to visit a branch. We are a member of the Certificate of Deposit Account Registry Service (“CDARS”), which gives our customers the ability to obtain Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank branch.

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

We also offer various ancillary services as part of our commitment to customer service. Through First Bank Insurance, we offer the placement of property and casualty insurance. We also offer non-FDIC insured investment and insurance products, including mutual funds, annuities, long-term care insurance, life insurance, and company retirement plans, as well as financial planning services through our investments division called FB Wealth Management Services.

First Bank also offers SBA loans to small business owners throughout the nation, which is supported by First Bank’s subsidiary, SBA Complete. SBA Complete specializes in providing consulting services for financial institutions across the country related to SBA loan origination and servicing.

The Company is also the parent to a series of statutory business trusts organized for the purpose of issuing trust preferred debt securities that qualify as regulatory capital. See additional discussion below in the section entitled “Borrowings.”

Territory Served and Competition

Our headquarters are located in Southern Pines, Moore County, North Carolina, where we have a significant concentration of deposits. At the end of 2018, we served regions spread across North Carolina, with additional operations in northeastern South Carolina. The following table presents, for each county where we operated as of December 31, 2018, the number of bank branches operated by the Bank within the county, the approximate amount of deposits with the Bank in the county as of December 31, 2018, our approximate deposit market share at June 30, 2018, and the number of bank competitors located in the county at June 30, 2018.

County	Number of Branches	Deposits (in millions)	Market Share	Number of Competitors
Alamance, NC	1	$53	2.5%	15
Beaufort, NC	2	66	9.4%	7
Bladen, NC	1	31	10.2%	4
Brunswick, NC	4	187	8.6%	11
Buncombe, NC	8	538	10.3%	16
Cabarrus, NC	2	52	2.0%	11
Carteret, NC	2	52	3.8%	8
Chatham, NC	2	47	6.8%	9
Chesterfield, SC	1	44	10.7%	6
Columbus, NC	2	50	6.2%	5
Cumberland, NC	1	25	0.6%	14
Dare, NC	1	23	1.6%	8
Davidson, NC	2	133	5.0%	10
Dillon, SC	3	65	22.3%	4
Duplin, NC	3	171	21.1%	6
Florence, SC	2	57	2.4%	12
Forsyth, NC	4	61	0.2%	15
Guilford, NC	6	414	4.3%	17
Harnett, NC	3	130	12.8%	9
Henderson, NC	2	66	3.5%	12
Iredell, NC	3	70	2.4%	19
Lee, NC	3	209	23.4%	9
Madison, NC	1	41	41.2%	1
McDowell, NC	1	58	17.4%	5
Mecklenburg, NC	2	51	0.0%	24
Montgomery, NC	2	137	43.5%	2
Moore, NC	10	481	35.7%	9
New Hanover, NC	5	215	2.2%	19
Onslow, NC	2	100	6.8%	10
Pitt, NC	1	22	0.7%	14
Randolph, NC	3	143	9.4%	11
Richmond, NC	1	62	12.6%	5
Robeson, NC	4	204	18.8%	8
Rockingham, NC	1	24	2.4%	10
Rowan, NC	1	58	4.1%	13
Scotland, NC	1	82	22.6%	6
Stanly, NC	4	111	11.2%	6
Transylvania, NC	1	24	4.7%	6
Wake, NC	3	62	0.2%	31
Brokered Deposits	—	240
Total	101	$4,659

Historically, our branches and facilities have been primarily located in small to medium-sized communities, whose economies are based primarily on a variety of industries, including services and manufacturing. Leading producers of lumber and rugs are located in Montgomery County, North Carolina. The Pinehurst area within Moore County, North Carolina, is a widely known golf resort and retirement area. The High Point, North Carolina area is widely known for its furniture market. New Hanover and Brunswick Counties, located in the southeastern coastal region of North Carolina, are popular with tourists and have significant retirement populations. Buncombe County, located in the western region of North Carolina, is a highly diverse area with industries in manufacturing, service, and tourism. Additionally, several of the communities served by the Bank are “bedroom” communities of large cities like Charlotte, Raleigh and Greensboro, while several branches are located in medium-sized cities such as Albemarle, Asheboro, Fayetteville, Greenville, Jacksonville, High Point, Southern Pines, and Sanford.

In recent years, we have implemented a branch strategy of expansion into larger, higher growth markets. In 2016, this expansion continued with additional investments in Charlotte, Raleigh and the Triad region of North Carolina. Several seasoned bankers joined the Bank and have led our expansion efforts in these markets. We opened our first full service branch in Charlotte in August 2016, after opening a loan production office there in 2015. In Raleigh, we opened a loan production office early in 2016 and upgraded that location to a full service branch in April 2017. In the Triad region, experienced bankers joined us in early 2016 as we opened our first loan production office in Greensboro. Our expansion into higher growth markets was significantly enhanced by three strategic transactions that we implemented in 2016 and 2017. See discussion below in the section entitled “Mergers and Acquisitions.”

We have three counties that hold significant shares of our deposit base. Buncombe County, the former headquarters of one of our 2017 acquisitions (Asheville Savings Bank), holds 12% of our total deposit base. Moore County, the headquarters of the Company, has total deposits comprising approximately 10% of our deposit base, while Guilford County, the former headquarters of another 2017 acquisition (Carolina Bank), also holds 10% of our deposit base. Accordingly, material changes in competition, the economy or the population of these counties could materially impact the Company. No other county comprises more than 10% of our deposit base.

We compete in our various market areas with, among others, several large interstate bank holding companies. These large competitors have substantially greater resources than our Company, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions. A significant number of interstate banking acquisitions have taken place in the past few years, thus further increasing the size and financial resources of some of our competitors, some of which are among the largest bank holding companies in the nation. In many of our markets, we also compete against smaller, local banks. With banks of all sizes attempting to maximize yields on earning assets, the competition for high-quality loans remains intense. Accordingly, loan rates in our markets continue to be under competitive pressure. Also, with the continued interest rate increases initiated by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the competitive pressure on increasing rates on deposits has intensified. Many of the markets we operate in are particularly competitive markets, with at least ten other financial institutions having a physical presence within those markets.

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

Despite the competitive market, we believe we have certain advantages over our competition in the areas we serve. We are large enough to be able to more easily absorb higher costs being experienced in the banking industry, particularly regulatory costs and technology costs, than the smaller banks with which we compete. We are also able to originate significantly larger loans than many of our smaller bank competitors. At the same time, we attempt to maintain a banking culture associated with smaller banks – a culture that has a personal and local flavor that appeals to many retail and small business customers. Specifically, we seek to maintain a distinct local identity in each of the communities we serve and we actively sponsor and participate in local civic affairs. Most lending and other customer-related business decisions can be made without the delays often associated with larger institutions. Additionally, employment of local managers and personnel in various offices and low turnover of personnel enable us to establish and maintain long-term relationships with individual and corporate customers. Also, due to acquisitions of other banks headquartered in North Carolina and South Carolina, we are the only bank headquartered in North Carolina with total assets between $4 billion and $35 billion and the only bank headquartered in either state with total assets between $4 billion and $14 billion. We believe that enhances several of our competitive advantages discussed above, as well as provides scarcity value from an investor viewpoint.

Lending Policy and Procedures

Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under our written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $350,000 with lending limits varying depending upon the experience of the lending officer and whether the loan is secured or unsecured. We have seven senior lending officers who have authority to approve secured loans up to $500,000 and each of our five Regional Presidents has authority to approve secured loans up to $1,000,000. Loans up to $5,000,000 are approved by the Bank’s Regional Credit Officers through our Credit Administration Department. The Bank’s President and Chief Credit Officer have authority to approve loans up to $10,000,000, while the President and the Chief Credit Officer have joint authority to approve loans up to $25,000,000. The Bank’s Board of Directors maintains loan authority in excess of the Bank’s in-house limit, currently $25,000,000, and generally approves loans through its Executive Loan Committee. All lending authorities are based on the borrower’s Total Credit Exposure (“TCE”), which is an aggregate of the Bank’s lending relationship to the borrower. TCE is based on the borrower’s total credit exposure with the Bank either directly or indirectly through loan guarantees or other borrowing entities related to the borrower through control or ownership.

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

The Bank has an internal Loan Review Department that conducts on-going and targeted reviews of the Bank’s loan portfolio and assesses the Bank’s adherence to loan policies, risk grading and accrual policies. Reports are generated for management based on these activities and findings are used to adjust risk grades as deemed appropriate. In addition, these reports are shared with the Bank’s Board of Directors. The Loan Review Department also provides training assistance to the Bank’s Training and Credit Administration departments.

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

Investment Policy and Procedures

We have adopted an investment policy designed to maximize our income from funds not needed to meet loan demand, in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, we may invest in U.S. government and government-sponsored enterprises, mortgage-backed securities, state and municipal obligations, public housing authority bonds, and, to a limited extent, corporate bonds. We may also invest up to $60 million in time deposits with other financial institutions. Time deposit purchases from any one financial institution exceeding FDIC insurance coverage limits are evaluated as a corporate bond and are subject to the same due diligence requirements as corporate bonds (described below).

In making investment decisions, we do not solely rely on credit ratings to determine the credit-worthiness of an issuer of securities, but we use credit ratings in conjunction with other information when performing due diligence prior to the purchase of a security. Securities that are not rated investment grade will not be purchased. Securities rated below Moody’s BAA or Standard and Poor’s BBB generally will not be purchased. Securities rated below A are periodically reviewed for credit-worthiness. We may purchase non-rated municipal bonds only if such bonds are in our general market area and we determine these bonds have a credit risk no greater than the minimum ratings referred to above. We are also authorized by our Board of Directors to invest a portion of our securities portfolio in high quality corporate bonds, with the amount of such bonds not to exceed 15% of the entire securities portfolio. Prior to purchasing a corporate bond, the Company’s management performs due diligence on the issuer of the bond, and the purchase is not made unless we believe that the purchase of the bond bears no more risk to the Company than would an unsecured loan to the same company. On a quarterly basis, we review the financial statements for the corporate bond issuers that we own for any signs of deterioration so that we can take timely action if deemed necessary.

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

Mergers and Acquisitions

As part of our operations, we have pursued an acquisition strategy over the years to augment our organic growth. We regularly evaluate the potential acquisition of various financial institutions. Our acquisitions have generally fallen into one of three categories: 1) an acquisition of a financial institution or branch thereof within a market in which we operate, 2) an acquisition of a financial institution or branch thereof in a market contiguous or nearly contiguous to a market in which we operate, or 3) an acquisition of a company that has products or services that we do not currently offer. Historically, we have paid for our acquisitions with cash and/or common stock and any operating income or loss has been fully borne by the Company beginning on the closing date of the acquisition.

Since becoming a public company in 1987, we have completed numerous acquisitions in each of the three categories described above. We have completed several whole-bank traditional acquisitions in our existing and contiguous markets; we have purchased a number of bank branches from other banks (both in existing market areas and in contiguous/nearly contiguous markets); and we have acquired several insurance agencies, which has provided us with the ability to offer property and casualty insurance coverage.

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

In January 2016, we acquired Bankingport, Inc., an insurance agency based in Sanford, North Carolina. Although not material to the Company’s consolidated operations, the acquisition provided us with the opportunity to enhance our product offerings, as well as expand our insurance agency operations into a significant banking market for our Company. Also, this acquisition provides us a larger platform for leveraging insurance services throughout our bank branch network.

In May 2016, we completed the acquisition of SBA Complete. SBA Complete specializes in consulting with financial institutions across the country related to SBA loan origination and servicing. Many community banks do not have the in-house capability to comprehensively originate and service those types of loans, so they contract with SBA Complete for assistance. To learn more about this subsidiary of the Bank, please visit www.sbacomplete.com. Information included on our Internet site is not incorporated by reference into this annual report.

Soon after the acquisition of SBA Complete, we leveraged its capabilities by launching our own SBA Lending Division. Through a network of specialized First Bank loan officers, this Division offers SBA loans to small business owners throughout the United States. We typically sell the portion of each loan that is guaranteed by the SBA at a premium and record the non-guaranteed portion to our balance sheet. To learn more about our SBA Lending Division, please visit www.firstbanksba.com. Information included on our Internet site is not incorporated by reference into this annual report.

In March 2016, we announced an agreement to exchange our seven Virginia branches, with approximately $151 million in loans and $134 million in deposits, for six North Carolina branches of a community bank with a large Virginia presence that included approximately $152 million in loans and $111 million in deposits. Four of the six branches we assumed were in Winston-Salem, with the other two branches located in the Charlotte-metro markets of Mooresville and Huntersville. The Winston-Salem branches we assumed improved the Triad expansion initiative, while the Mooresville and Huntersville branches increased our Charlotte market expansion. This transaction, which was completed in July 2016, resulted in our exit from western Virginia. The opportunity to assume what is essentially a banking franchise in markets where we had recently invested in human capital was the primary factor we considered in entering into the exchange agreement.

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

In September 2017, we acquired Bear Insurance Services, an insurance agency based in Albemarle, North Carolina. This acquisition provided us a larger platform for leveraging insurance services throughout our bank branch network and more than doubled our insurance agency revenue.

In October 2017, we acquired ASB Bancorp, Inc. (“Asheville Savings Bank”), the parent company of Asheville Savings Bank, SSB. Asheville Savings Bank operated in the attractive and high-growth market of Asheville, North Carolina, with $798 million in assets and 13 branches located throughout the Asheville market area.

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

Employees

As of December 31, 2018, we had 1,054 full-time and 44 part-time employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

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

Supervision and Regulation of the Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. The Company is also regulated by the Commissioner under the North Carolina banking laws.

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

The U.S. Congress and the North Carolina General Assembly have periodically considered and adopted legislation that has impacted the Company.

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

FDIC Insurance

As a member of the FDIC, our deposits are insured up to applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is generally $250,000, as specified in FDIC regulations. For this protection, each insured bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.

The FDIC insurance premium is based on an institution’s total assets minus its Tier 1 capital. An institution’s premiums are determined based on its capital, supervisory ratings and other factors. Premium rates generally may increase if the FDIC deposit insurance fund is strained due to the cost of bank failures and the number of troubled banks. In addition, if the Bank experiences financial distress or operates in an unsafe or unsound manner, its deposit premiums may increase.

We recognized approximately $2.3 million, $2.4 million, and $2.0 million in FDIC insurance expense in 2018, 2017, and 2016, respectively. In November 2018, the FDIC announced that the Deposit Insurance Fund (“DIF”) reserve ratio exceeded the statutory minimum of 1.35% as of September 30, 2018. Among other things, this resulted in the FDIC awarding assessment credits for banks with less than $10 billion in total assets that had contributed to the DIF in prior years. We were notified in January 2019 that we had received $1.35 million in credits that could be used to offset deposit insurance assessments in the future. When the DIF reaches 1.38%, the FDIC will begin to apply the Bank’s credits against our quarterly deposit insurance assessments. The DIF was 1.36% at December 31, 2018.

The FDIC may conduct examinations of and require reporting by FDIC-insured institutions. It may also prohibit an institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund and may terminate the Bank’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Legislative and Regulatory Guidance and Developments

In addition to the regulations that are described above, new legislation is introduced from time to time in the U.S. Congress that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the Federal Reserve, the FDIC, the Securities and Exchange Commission (the “SEC”), or other agencies, as appropriate. Any legislative or regulatory changes, or changes to accounting standards, in the future could adversely affect our operations and financial condition.

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

While much of the original provisions of the Dodd-Frank Act were not directly applicable to us due to size thresholds, many of the requirements of the Dodd-Frank Act remain subject to implementation over the course of several years. While we do not currently expect the final requirements of the Dodd-Frank Act to have a material adverse impact on the Company, we do expect them to negatively impact our profitability, require changes to certain of our business practices, including limitations on fee income opportunities, and impose more stringent capital, liquidity and leverage requirements upon the Company. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with the new statutory and regulatory requirements.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for banks and their holding companies.

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and provides for an alternative capital rule for financial institutions and their holding companies with total consolidated assets of less than $10 billion. The Economic Growth Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% and 10%, which has been proposed to be 9% by the federal regulators. The Community Bank Leverage Ratio provides for a simpler calculation of a bank’s capital ratio than the Basel III provisions currently in place (see below). Any qualifying depository institution or its holding company that exceeds the Community Bank Leverage Ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. In addition, the Economic Growth Act includes regulatory relief for community banks of certain sizes regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans. We continue to evaluate the impact that the rules issued thus far under the Economic Growth Act will have on the bank, but we currently do not believe that it will be significant. At this time, we do not expect to opt-in to the ability to utilize the Community Bank Leverage Ratio and will instead continue to use the Basel III standards.

It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to, or what specific impact the Economic Growth Act and the yet-to-be-written implementing rules and regulations will have on us.

Regulatory Capital Requirement under Basel III

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III.” Under the Basel III Capital Rules, the following were the initial minimum capital ratios applicable to the Company and the Bank as of January 1, 2015:

•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier I capital (that is, CET1 plus Additional Tier I capital) to risk-weighted assets;
•	8.0% total capital (that is, Tier I capital plus Tier II capital) to risk-weighted assets; and
•	4.0% Tier I leverage ratio (that is Tier I capital) to quarterly average total assets.

Common Equity Tier I capital (“CET1”) is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier I capital is comprised of CET1 capital plus Additional Tier I capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in Federal Reserve regulations

The Basel III Capital Rules include a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and is being phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Thus, effective as of January 1, 2019, the Company and the Bank are required to maintain this additional capital conservation buffer of 2.5% of CET1, resulting in the following minimum capital ratios:

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

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank’s classification as “well capitalized.” The current specific guidelines are as follows:

•	CET1 Capital Ratio of at least 6.50%;
•	Tier I Capital Ratio of at least 8.00%;
•	Total Capital Ratio of at least 10.00%; and a
•	Leverage Ratio of at least 5.00%.

If a bank falls below “well capitalized” status in any of these three ratios, it must ask for FDIC permission to originate or renew brokered deposits. First Bank is well-capitalized under all capital guidelines.

Current Expected Credit Loss Accounting Standard

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Company on January 1, 2020. This standard, referred to as Current Expected Credit Loss (or “CECL”), requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its allowance for loan losses as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital. We continue our ongoing analysis on the impact of this guidance on our consolidated financial statements.

The Federal Reserve and the FDIC have adopted a rule that provides a banking organization the option to phase-in over a three-year period the effects of CECL on its regulatory capital upon the adoption of the standard.

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

Following the enactment of the Economic Growth Act in May 2018, the Federal Reserve stated that it would no longer require bank holding companies with less than $100 billion in total consolidated assets to comply with the modified version of the LCR. In addition, in October 2018, the federal bank regulators proposed to revise their liquidity requirements so that banking organizations that are not global systematically important banks and have less than $250 billion in total consolidated assets and less than $75 billion in each of off-balance sheet exposure, nonbank assets, cross-jurisdictional activity and short-term wholesale funding would not be subject to any LCR or NSFR requirements.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

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

On May 11, 2016, the Financial Crimes Enforcement Network (“FinCEN”) issued new anti-money laundering (“AML”) rules governing corporate entities doing business with banks and other financial institutions that are subject to the requirements of the USA Patriot Act. The AML rules impose significant due diligence obligations on financial institutions with respect to opening of new accounts and the monitoring of existing accounts. Under the AML rules, a financial institution must identify persons owning or controlling 25% or more of a “legal entity,” whenever the legal entity opens a new account at the bank. The financial institution must also identify an individual who has substantial management authority at the legal entity, such as a CEO, CFO, or managing partner. These new AML rules became effective in May 2018.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate- income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering a request for an approval of a proposed transaction. First Bank received a rating of “satisfactory” in its most recent CRA examination. In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.

Federal Securities Laws

The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, the Company is subject to the reporting, information disclosure, proxy solicitation, insider trading limits and other requirements imposed on public companies by the SEC under the Exchange Act. This includes limits on sales of stock by certain insiders and the filing of insider ownership reports with the SEC. The SEC and Nasdaq have adopted regulations under the Sarbanes-Oxley Act of 2002 and the Dodd Frank Act that apply to the Company as a Nasdaq-traded, public company, which seek to improve corporate governance, provide enhanced penalties for financial reporting improprieties and improve the reliability of disclosures in SEC filings.

Tax Cuts and Jobs Act

U.S. tax reform legislation was signed into law on December 22, 2017 and made broad and complex changes to the U.S. Internal Revenue Code, including reducing the U.S. statutory tax rate from 35% to 21% beginning on January 1, 2018. With the adoption of this tax reform, our deferred tax balances were reduced as of December 31, 2017 to reflect the new 21% statutory tax rate.

Beginning January 1, 2018, we applied the federal tax rate of 21% to our taxable earnings. Other provisions of U.S. tax reform that we adopted on January 1, 2018, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) essentially eliminating U.S. federal income taxes on dividends from foreign subsidiaries; 3) retaining an element of current inclusion of certain earnings of controlled foreign corporations; 4) eliminating the corporate alternative minimum tax ("AMT") and 5) changing how existing AMT credits will be realized.

Available Information

We maintain a corporate Internet site at www.LocalFirstBank.com, which contains a link within the “Investor Relations” section of the site to each of our filings with the SEC, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These filings are available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings can also be accessed at the SEC’s website located at www.sec.gov. Information included on our Internet site is not incorporated by reference into this annual report.

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

Risks Related to Our Business

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

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and/or its third party service providers. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Although we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, employee training, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations.

Our allowance for loan losses may not be adequate to cover actual losses; we may need to materially increase our allowance for loan losses under CECL.

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

In addition, the measure of our allowance for loan losses is dependent on the adoption of new accounting standards. The FASB issued an Accounting Standards Update related to CECL, the new credit impairment model, which will become effective on January 1, 2020 for the Company. This new model requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for probable incurred losses up to the balance sheet date. Under the CECL model, credit deterioration will be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model will likely require financial institutions like the Company to increase their allowances for loan losses. Moreover, the CECL model will likely create more volatility in our level of allowance for loan losses in the periods after adoption.

We are subject to extensive regulation, which could have an adverse effect on our operations.

We are subject to extensive regulation and supervision from the Commissioner and the Federal Reserve. This regulation and supervision is intended primarily to enhance the safe and sound operation of the Bank and for the protection of the FDIC insurance fund and our depositors and borrowers, rather than for holders of our equity securities. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future.

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

The federal Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The FINCEN, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and AML regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

Our acquisition activities could involve a number of additional risks, some of which are described in more detail elsewhere in this report and include:

•	the possibility that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve;
•	incurring the time and expense associated with identifying and evaluating potential acquisitions and merger partners and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;
•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
•	incurring the time and expense required to integrate the operations and personnel of the combined businesses;
•	the possibility that we will be unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired bank in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies;

•	the possibility of regulatory approval for the acquisition being delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues surrounding the Company, the target institution or the proposed combined entity as a result of, among other things, issues related to AML and Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, or CRA requirements, and the possibility that any such issues associated with the target institution, which we may or may not be aware of at the time of the acquisition, could impact the combined entity after completion of the acquisition;
•	the possibility that the acquisition may not be timely completed, if at all;
•	creating an adverse short-term effect on our results of operations; and
•	losing key employees and customers as a result of an acquisition that is poorly received.

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

We process large volumes of transactions on a daily basis involving millions of dollars and are exposed to numerous types of operational risk. Operational risk includes the risk of fraud by persons inside or outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems and breaches of the internal control system and compliance requirements. This risk also includes potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards.

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

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity.

Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or deterioration in credit markets.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2018 of $234.4 million. Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values.  We have three reporting units – 1) First Bank with $222.7 million in goodwill, 2) First Bank Insurance with $7.4 million in goodwill, and 3) SBA activities, including SBA Complete and our SBA Lending Division, with $4.3 million in goodwill. The price of our common stock is one of several factors available for estimating the fair value of our reporting units and is most closely associated with our First Bank reporting unit. Subject to the results of other valuation techniques, if the price of our common stock falls below book value, it could indicate that a portion of our goodwill is impaired.  Accordingly, for this reason or other reasons that indicate that the goodwill at any of our reporting units is impaired, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

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

Our authorized capital includes 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2018, we had 29,724,874 shares of common stock outstanding and had reserved for issuance 9,000 shares underlying options that are or may become exercisable at an average price of $14.35 per share. In addition, as of December 31, 2018, we had the ability to issue 750,707 shares of common stock pursuant to options and restricted stock under our existing equity compensation plans and 53,496 contingently issuable shares that are tied to performance goals associated with a corporate acquisition.

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

We may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicated that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

We have a significant number of loans and borrowings with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Future acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Future acquisitions by the Company, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to AML and Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, CRA issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.

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

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, the Consumer Finance Protection Bureau and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our CRA rating and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on or delays in approving merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

We could experience losses due to competition with other financial institutions.

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

In May 2016, we completed the acquisition of SBA Complete. SBA Complete specializes in consulting with financial institutions across the country related to SBA loan origination and servicing. We leveraged the expertise assumed in the acquisition of SBA Complete to launch our own SBA Lending Division in the third quarter of 2016. These are both relatively new lines of business for the Bank with unique operational, control and accounting risks, which if not properly managed, could result in losses for our Company.

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

Changes in accounting standards could materially impact our financial statements.

From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results or a cumulative charge to retained earnings. See Note 1(v) – Recent Accounting Pronouncements in the notes to consolidated financial statements included in Item 8. Financial Statements.

Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, our business and a negative impact on our results of operations.

We rely heavily on communications and information systems to conduct our business. Our daily operations depend on the operational effectiveness of our technology. We rely on our systems to accurately track and record our assets and liabilities. Any failure, interruption or breach in security of our computer systems or outside technology, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity, cyber attacks or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems leading to inaccurate financial records. This could materially affect our business operations and financial condition. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of any failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.

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

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a client, we may assume that the client’s audited financial statements conform with U.S. Generally Accepted Accounting Principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the client. Our financial condition and results of operations could be negatively affected to the extent we rely on financial statements that do not comply with GAAP or are materially misleading, any of which could be caused by errors, omissions, or fraudulent behavior by our employees, clients, counterparties, or other third parties.

Risks Related to the Company’s Common Stock

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

Although our common stock is listed for trading in The NASDAQ Global Select Market under the symbol “FBNC”, the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including the risk factors discussed elsewhere in this report that are outside of our control and which may occur regardless of our operating results.

An investment in the Company’s common stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The main offices of the Company and the Bank are located in a three-story building in the central business district of Southern Pines, North Carolina and is owned by the Bank. The building houses administrative facilities. The Bank’s Operations Division, including customer accounting functions, offices for information technology operations, and offices for loan operations, are primarily housed in two one-story steel frame buildings in Troy, North Carolina. Both of these buildings are owned by the Bank. At December 31, 2018, the Company operated 101 bank branches. The Company owned all of its bank branch premises except eight branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the building is owned. The Bank also leases one loan production office and five other office locations for administrative functions. The Bank also leases 10 locations for our SBA related activities and leases three properties for our insurance subsidiary. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

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

PART II

Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the trading symbol “FBNC”. Tables 1 and 22 included in “Management’s Discussion and Analysis” below provide historic information on the market price for the Company’s common stock. As of December 31, 2018, there were approximately 1,700 shareholders of record and another 7,100 shareholders whose stock is held in “street name.”

Performance Graph

The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2013 and ending December 31, 2018, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), an index of banks with between $1 billion and $5 billion in assets, and an index of banks with between $5 billion and $10 billion in assets, both as constructed by SNL Securities, LP (reflecting changes in banking industry stocks). In 2017, the Company’s total assets increased above $5 billion due to acquisition transactions. The graph and table assume that $100 was invested on December 31, 2013 in each of the Company’s common stock, the Russell 2000 Index, and the SNL Bank Indexes, and that all dividends were reinvested.

First Bancorp

Comparison of Five-Year Total Return Performances (1)

Five Years Ending December 31, 2018

Total Return Performance
250
200
150
100
50
Index Value
First Bancorp
Russell 2000 Index
SNL Bank $1B-$5B Index
SNL Bank $5B-$10B Index
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Total Return Index Values (1) December 31,
	2013	2014	2015	2016	2017	2018
First Bancorp	$100.00	113.12	116.87	171.94	225.92	211.23
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
SNL Index-Banks between $1 billion and $5 billion	100.00	104.56	117.04	168.38	179.51	157.27
SNL Index-Banks between $5 billion and $10 billion	100.00	103.01	117.34	168.11	167.48	151.57

_____________

(1)	Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2013, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.

Issuer Purchases of Equity Securities

Pursuant to authorizations by the Company’s Board of Directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2018.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2018 to October 31, 2018)	—	$—	—	214,241
Month #2 (November 1, 2018 to November 30, 2018)	—	—	—	214,241
Month #3 (December 1, 2018 to December 31, 2018)	—	—	—	214,241
Total	—	$—	—	214,241

___________________

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. As of December 31, 2018, the Company had the authorization to repurchase up to 375,000 shares of the Company’s stock (per July 30, 2004 authorization). On February 5, 2019, the Company announced that its Board of Directors had approved the authorization to repurchase up to $25,000,000 of the Company’s common stock, which replaces the share authorization noted above. The repurchase authorization has an expiration date of December 31, 2019.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such transactions in the three months ended December 31, 2018.

Also see “Additional Information Regarding the Registrant’s Equity Compensation Plans” in Item 12.

Item 6. Selected Consolidated Financial Data

Table 1 on page 63 of this report sets forth the selected consolidated financial data for the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis is intended to assist readers in understanding our results of operations and changes in financial position for the past three years. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 81 of this report and the supplemental financial data contained in Tables 1 through 22 beginning on page 68 of this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.

Overview - 2018 Compared to 2017

We reported net income per diluted common share of $3.01 in 2018, a 65.4% increase compared to 2017.

Financial Highlights
($ in thousands except per share data)	2018	2017	Change

Earnings
Net interest income	$207,430	164,711	25.9%
Provision (reversal) for loan losses	(3,589)	723	n/m
Noninterest income	61,834	48,908	26.4%
Noninterest expenses	159,375	145,157	9.8%
Income before income taxes	113,478	67,739	67.5%
Income tax expense	24,189	21,767	11.1%
Net income available to common shareholders	$89,289	45,972	94.2%

Net income per common share
Basic	$3.02	1.82	65.9%
Diluted	3.01	1.82	65.4%

Balances At Year End
Assets	$5,864,116	5,547,037	5.7%
Loans	4,249,064	4,042,369	5.1%
Deposits	4,659,339	4,406,955	5.7%

Ratios
Return on average assets	1.57%	1.00%
Return on average common equity	12.27%	8.62%
Net interest margin (taxable-equivalent)	4.12%	4.08%

n/m – not meaningful

For the year ended December 31, 2018, we recorded net income available to common shareholders of $89.3 million, or $3.01 per diluted common share, an increase of 65.4% in earnings per share from the $46.0 million, or $1.82 per diluted common share, for 2017. The higher earnings in 2018 were primarily due to the acquisitions of Carolina Bank on March 3, 2017 and Asheville Savings Bank on October 1, 2017. The assets, liabilities and earnings for the acquisitions were recorded beginning on their respective acquisition dates. Therefore, the year 2018 includes twelve months of earnings from the acquisition compared to only a partial year in 2017. Earnings and earnings per share for 2018 also benefitted from operational efficiencies that were realized in the integration of the acquisitions that became fully realized in the final three quarters of 2018.

Net interest income for the year ended December 31, 2018 amounted to $207.4 million, a 25.9% increase from the $164.7 million recorded in 2017. The increase in net interest income was due to a higher net interest margin realized in 2018 as well growth in interest-earning assets, which for the twelve month period was impacted by assets acquired in the Carolina Bank and Asheville Savings Bank acquisitions. Also, see the section entitled “Net Interest Income” for additional information.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) was 4.12% for 2018 compared to 4.08% for 2017. The increase in the net interest margin realized in 2018 were a result of asset yields increasing slightly more than liability costs. Interest income for the year ended December 31, 2018 was also positively impacted by approximately $0.8 million in interest recoveries received in the first quarter, which primarily related to the same loans that experienced significant allowance for loan loss recoveries discussed below in “Provisions for Loan Losses and Asset Quality.”

We recorded a negative provision for loan losses of $3.6 million (reduction of the allowance for loan losses) in 2018 compared to a provision for loan losses of $0.7 million in 2017. The negative provision for 2018 was due primarily to several large loan recoveries realized in the first quarter of 2018 totaling $3.7 million. Generally, our provisions for loan losses have been low over the past several years due to strong asset quality, including low loan charge-offs.

For the year ended December 31, 2018, noninterest income amounted to $61.8 million compared to $48.9 million for 2017. The primary reasons for the increase in core noninterest income in 2018 were the previously discussed bank acquisitions and an insurance agency acquisition completed late in 2017, as well as higher income derived from the Company’s SBA consulting fees and SBA loan sale gains. See the section entitled “Noninterest Income” for additional information.

Noninterest expenses for the year ended December 31, 2018 amounted to $159.4 million compared to $145.2 million in 2017. Most categories of noninterest expense experienced general increases in 2018 due to our growth, primarily due to the previously noted acquisitions. Also impacting expenses were other growth initiatives, including continued growth of SBA Complete and the SBA Lending Division. See the section entitled “Noninterest Expense” for additional information.

For the years ended December 31, 2018 and 2017, our effective tax rates were 21.3% and 32.1%, respectively. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, which was signed into law in December 2017 and reduced the federal corporate tax rate from 35% to 21%.

Total assets at December 31, 2018 amounted to $5.9 billion, a 5.7% increase from a year earlier. Loan growth for the year ended December 31, 2018 amounted to $207 million, or 5.1%, and deposit growth amounted to $252.4 million, or 5.7%.

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

n/m – not meaningful

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

On March 3, 2017, we acquired Carolina Bank, which operated eight branches and three mortgage loan offices, primarily in the Triad region of North Carolina. As of the acquisition date, Carolina Bank had total assets of $682 million, including $497 million in loans and $585 million in deposits.

On October 1, 2017, we acquired Asheville Savings Bank, which operated through 13 branches in the Asheville area. As of the acquisition date, Asheville Savings Bank reported total assets of approximately $798 million, including $606 million in loans and $679 million in deposits.

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

Our net interest margin was 4.08% for 2017 compared to 4.03% for 2016. Asset yields increased primarily as a result of three Federal Reserve interest rate increases in 2017. Funding costs also increased in 2017, but to a slightly lesser degree.

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

For the year ended December 31, 2017, noninterest income amounted to $48.9 million compared to $25.6 million for 2016. The primary reasons for the increase in core noninterest income in 2017 were the acquisitions of Carolina Bank and Asheville Savings Bank, as well as income derived from the Company’s SBA consulting fees and SBA loan sale gains, which began during the middle of 2016. See the section entitled “Noninterest Income” for additional information.

Noninterest expenses for the year ended December 31, 2017 amounted to $145.2 million compared to $106.8 million in 2016. The increase in noninterest expenses in 2017 related primarily to the Company’s acquisition of Carolina Bank and Asheville Savings Bank. Also impacting expenses were other growth initiatives, including continued growth of SBA Complete and the SBA Lending Division, as well as the acquisition of an insurance agency during the third quarter of 2017. See the section entitled “Noninterest Expense” for additional information.

Our effective tax rate for 2017 was 32.1% compared to 34.7% in 2016. The lower effective tax rate was due to the 2017 Tax Cuts and Jobs Act, which was signed into law in December 2017, and required us to revalue our deferred tax assets and liabilities at the new rate. The impact of revaluing our net deferred tax liability was to reduce income tax expense by approximately $1.3 million in the fourth quarter of 2017.

Total assets at December 31, 2017 amounted to $5.5 billion, a 53.5% increase from a year earlier. Total loans at December 31, 2017 amounted to $4.0 billion, a 49.1% increase from a year earlier, and total deposits amounted to $4.4 billion at December 31, 2017, a 49.5% increase from a year earlier.

In addition to the growth realized from the acquisitions of Carolina Bank and Asheville Savings Bank, the Company experienced strong organic loan and deposit growth during 2017. For 2017, organic loan growth (i.e. excluding loan balances assumed from Carolina Bank and Asheville Savings Bank) amounted to $228.0 million, or 8.4%. For 2017, organic deposit growth amounted to $195.1 million, or 6.6%. The strong growth was a result of ongoing internal initiatives to enhance loan and deposit growth, including the Company’s recent expansion into higher growth markets. The organic loan growth noted above was driven by Bank’s entrance into the North Carolina markets of Charlotte, Raleigh, and the Triad.

Outlook for 2019

We generally believe that the outlook for 2019 is favorable. We expect the national economy, as well as our local economies, to continue to be strong, with unemployment rates remaining at low levels.

The Federal Reserve has increased short-term interest rates by 225 basis points since late 2015. While long-term interest rates have also increased, they have increased less than short-term interest rates. Generally, our interest-earning assets have longer terms than our funding costs, and therefore this is potentially an unfavorable rate scenario for our company because it may result in our asset yields increasing less than our funding costs. Thus far, we have been able to control the rise in our deposit costs and therefore our net interest margin has been stable, and even expanded slightly. But due to competitive pressures, this may not be possible in the future, and we expect that maintaining our recently realized net interest margin will be challenging.

With several consecutive years of low levels of nonperforming assets and low loan charge-offs, we’ve recorded minimal provisions for loan losses over the past four years and our allowance for loan loss level has trended downward to a low level by historical standards. While we do not currently anticipate a significant rise in delinquencies or loan losses, we believe it is likely that we will need to record higher levels of provisions for loan losses than recent years to provide for loan growth and more normal levels of losses. Any credit deterioration would result in further increases.

We experienced solid organic loan and deposit growth in 2018. Our local economies are strong, and we continue to experience positive results from our expansion into the larger and higher growth markets in North Carolina. With our positioning in high growth markets and other strategic initiatives, we expect to experience continued loan and deposit growth in 2019.

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

The primary identifiable intangible asset we typically record in connection with a whole bank or bank branch acquisition is the value of the core deposit intangible, whereas when we acquire an insurance agency or a consulting firm, as we did in 2016 and 2017, the primary identifiable intangible asset is the value of the acquired customer list. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. We typically engage a third party consultant to assist in each analysis. For the whole bank and bank branch transactions recorded to date, the core deposit intangibles have generally been estimated to have a life ranging from seven to ten years, with an accelerated rate of amortization. For insurance agency acquisitions, the identifiable intangible assets related to the customer lists were determined to have a life of ten to fifteen years, with amortization occurring on a straight-line basis. For SBA Complete, the consulting firm we acquired in 2016, the identifiable intangible asset related to the customer list was determined to have a life of approximately seven years, with amortization occurring on a straight-line basis.

Subsequent to the initial recording of the identifiable intangible assets and goodwill, we amortize the identifiable intangible assets over their estimated average lives, as discussed above. In addition, on at least an annual basis, goodwill is evaluated for impairment by comparing the fair value of our reporting units to their related carrying value, including goodwill. We have three reporting units – 1) First Bank with $222.7 million in goodwill, 2) First Bank Insurance with $7.4 million in goodwill, and 3) SBA activities, including SBA Complete and our SBA Lending Division, with $4.3 million in goodwill. If the carrying value of a reporting unit were ever to exceed its fair value, we would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

In our 2018 goodwill impairment evaluation, we concluded that the goodwill for each of our reporting units was not impaired.

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

Merger and Acquisition Activity

As previously discussed, in January 2016, we acquired an insurance agency in Sanford, North Carolina, and in May 2016, we acquired SBA Complete, a firm specializing in origination and servicing of SBA loans. In July 2016, we exchanged our seven bank branches located in Virginia to another community bank in return for six of their North Carolina branches. In 2017, we completed two full-bank acquisitions – Carolina Bank and Asheville Savings Bank. Also in 2017, we completed the acquisition of another insurance agency headquartered in Albemarle, North Carolina.

See Note 2 to the consolidated financial statements for additional information regarding these acquisitions.

FDIC Indemnification Asset

As previously discussed, in 2009 and 2011, we acquired substantially all of the assets and liabilities of two failed banks in FDIC-assisted transactions. For each transaction, we entered into two loss share agreements with the FDIC, which provided the Bank significant loss protection from losses experienced on the loans and foreclosed real estate. One of these loss share agreements expired in July 2014 and one agreement expired in April 2016. On September 22, 2016, we reached a mutual agreement with the FDIC to terminate all loss share agreements, with all future losses and recoveries associated with these failed bank assets being fully borne by the Bank. We recorded a write-off of the remaining indemnification asset of $5.7 million upon the termination of the loss share agreements in the third quarter of 2016.

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

Net Interest Income

Net interest income on a reported basis amounted to $207.4 million in 2018, $164.7 million in 2017, and $123.4 million in 2016. For internal purposes and in the discussion that follows, we evaluate our net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income. Net interest income on a tax-equivalent basis amounted to $209.0 million in 2018, $167.3 million in 2017, and $125.4 million in 2016. Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income.

	Year ended December 31,
($ in thousands)	2018	2017	2016
Net interest income, as reported	$207,430	164,711	123,380
Tax-equivalent adjustment	1,594	2,590	2,054
Net interest income, tax-equivalent	$209,024	167,301	125,434

Table 2 analyzes net interest income on a tax-equivalent basis. Our net interest income on a tax-equivalent basis increased by 24.9% in 2018 and increased by 33.4% in 2017. There are two primary factors that cause changes in the amount of net interest income we record – 1) changes in our loans and deposits balances and 2) our net interest margin. “Net interest margin” is a ratio we use to measure the spread between the yield on our earning assets and the cost of our funding and is calculated by dividing tax-equivalent net interest income by average earning assets.

The increase in net interest income in 2018 compared to 2017 was primarily due to growth in our loans outstanding, with a four basis point increase in our net interest margin also contributing to the increase.

For 2018, average loans increased $740.9 million, or 21.7%, while average deposits increased by $820.1 million, or 22.2%. Most of increases in average loans and deposits were due to the acquisitions of Asheville Savings Bank and Carolina Bank during 2017.

Our net interest margin increased from 4.08% in 2017 to 4.12% in 2018. Asset yields increased by 23 basis points, from 4.32% to 4.55% during 2018, primarily as a result of four Federal Reserve interest rate increases during the year. Funding costs also increased, but to a lesser degree, with the average funding cost increasing by only 16 basis points in 2018, from 0.32% in 2017 to 0.48% in 2018. Interest recoveries totaling $750,000 received in the first quarter of 2018 also contributed slightly to the higher net interest margin.

The increase in net interest income in 2017 compared to 2016 was also primarily due to growth in our loans outstanding, with most of the growth coming from our Carolina Bank and Asheville Savings Bank acquisitions. For 2017, average loans increased $817.6 million, or 31.4%, while average deposits increased by $869.2 million, or 30.7%.

Our net interest margin increased from 4.03% in 2016 to 4.08% in 2017. Asset yields increased by 11 basis points, from 4.21% to 4.32% during 2017, primarily as a result of three Federal Reserve interest rate increases during the year. Funding costs also increased, but to a lesser degree, with the average funding cost increasing by only 7 basis points in 2017, from 0.25% in 2016 to 0.32% in 2017.

The net interest margin for all periods benefited, by varying amounts, from the net accretion of purchase accounting premiums/discounts associated with acquisitions. As can be seen in the table below, we recorded $7.1 million in 2018, $7.1 million in 2017, and $4.5 million in 2016 in net accretion of purchase accounting premiums/discounts that increased net interest income.

($ in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Interest income – increased by accretion of loan discount on acquired loans	$6,951	6,842	4,447
Interest expense – reduced by premium amortization of deposits	372	384	77
Interest expense – increased by discount accretion of borrowings	(181)	(148)	—
Impact on net interest income	$7,142	7,078	4,524

The biggest component of the purchase accounting adjustments in each year was loan discount accretion, which amounted to $7.0 million in 2018, $6.8 million in 2017, and $4.4 million in 2016. In 2018 and 2017, the increase in loan discount accretion was primarily due to the loan discounts recorded in the acquisitions of Carolina Bank and Asheville Savings Bank. During 2017, we recorded an additional $20.7 million in loan discounts related to these acquisitions. Unaccreted loan discount on acquired loans declined from $24.3 million at December 31, 2017 to $17.3 million at December 31, 2018. We expect loan discount accretion on acquired loans to decrease in 2019 as a result of the expected, normal pay downs on loans within the acquired loan portfolios. In addition to the loan discount accretion recorded on acquired loans, we recorded loan discount accretion of $0.9 million, $0.2 million and $0 in 2018, 2017, and 2016, respectively, on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market.  At December 31, 2018, 2017, and 2016, unaccreted loan discount on these loans amounted to $5.7 million, $2.6 million, and $0.6 million, respectively.  See Note 1(i) to the Consolidated Financial Statements for additional information.

Table 3 presents additional detail regarding the estimated impact that changes in loan and deposit volumes and changes in the interest rates we earned/paid had on our net interest income in 2017 and 2018. In 2017, we acquired Carolina Bank and Asheville Savings Bank, which significantly increased our average volumes for loans and deposits in 2017 and 2018. For 2018, higher loan volume positively impacted interest income by $36.3 million, and higher loan interest rates positively impacted interest income by $8.6 million, with the combined effect driving the increase in total interest income of $53.8 million. Higher volumes and higher rates paid on deposits drove an increase of $6.9 million in interest expense. Slightly higher levels of borrowings and higher rates paid on those borrowings in 2018 also contributed to the $11.1 million increase in total interest expense. Overall, as Table 3 indicates, net interest income grew $42.7 million in 2018, with higher volumes comprising $37.6 million of the increase and higher interest rates resulting in $5.2 million of the increase.

For 2017, higher loan volume positively impacted interest income by $38.6 million, and higher loan interest rates positively impacted interest income by $3.8 million, with the combined effect driving the increase in total interest income of $46.4 million. Higher volumes and higher rates paid on deposits drove an increase of $2.4 million in interest expense. A higher level of borrowings and higher rates paid on those borrowings in 2017 also contributed to the $5.1 million increase in total interest expense. The higher level of borrowings was necessary in 2017 in order to fund our organic loan growth, which outpaced deposit growth. Overall, as Table 3 indicates, net interest income grew $41.3 million in 2017, with higher volumes comprising $38.2 million of the increase and higher interest rates causing $3.1 million of the increase.

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

For 2018, we recorded total negative provisions for loan losses (reduction of allowance for loan losses) of $3,589,000. For 2017, we recorded total provision for loan losses of $723,000. In 2016, we recorded total negative provisions for loan losses (reduction of allowance for loan losses) of $23,000.

For periods prior to the third quarter 2016 termination of our loss share agreements, we computed and presented the provision for loan losses related to covered loans separately from that of our non-covered loans. Generally, we recorded provisions for loan losses on non-covered loans as a result of net charge-offs and loan growth, while significant recoveries in our previously covered loan portfolios resulted in negative provisions for loan losses. Upon the termination of the loss share agreements, all loans became classified as non-covered and the allowance for loan losses balances were combined into a single amount and no longer presented separately.

For the years ended December 31, 2018, 2017, and 2016, as it relates to non-covered loans, we recorded a negative provision for loan losses of $3.6 million, a provision for loan losses of $0.7 million, and a provision for loan losses of $2.1 million, respectively. The negative provision for 2018 was due primarily to several large loan recoveries realized in the first quarter of 2018 totaling $3.7 million. The generally low levels of provision for loan losses recorded in recent years were primarily the result of a sustained period of stable and improving loan quality trends, which resulted in lower amounts of provision needed to adjust our allowance for loan losses to the appropriate amount. This was because our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. For the last three years, the new periods being added into the model continue to have significantly lower net charge-offs/recoveries than the older periods rolling out of the model. This has resulted in a lower required amount of allowance for loan losses in our modeling. Thus, the low level of net-charge offs (or net recoveries) experienced over the past three years has been the primary reason for the low (or negative) provisions for loan losses recorded.

As it relates to covered loans, we recorded a negative provision for loan losses (reduction of allowance for loan losses) of $2.1 million in 2016. The negative provision in 2016 resulted from improved asset quality and net loan recoveries (recoveries, net of charge-offs) that totaled $1.7 million in 2016.

As shown in Table 14, total net charge-offs (recoveries) for the years ended December 31, 2018, 2017, and 2016, were ($1.3 million), $1.2 million, and $3.7 million, respectively. The declining amount of non-covered net-charge offs in recent years is reflective of improving economic conditions and lower levels of our highest-risk loans.

In 2018, we completed a loan sale of approximately $5.2 million in smaller balance nonperforming loans that resulted in loan charge-offs of $2.2 million. However, this was more than offset by full payoffs on four loans received in the first quarter of 2018 that resulted in recoveries to the allowance for loan losses of $3.3 million

See “Nonperforming Assets” below for further discussion of our asset quality, which impacts our provisions for loan losses.

See the section entitled “Allowance for Loan Losses and Loan Loss Experience” below for a more detailed discussion of the allowance for loan losses. The allowance is monitored and analyzed regularly in conjunction with our loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

Our noninterest income amounted to $61.8 million in 2018, $48.9 million in 2017, and $25.6 million in 2016.

Management evaluates noninterest income on a core and non-core basis. As shown in Table 4, core noninterest income excludes gains from acquisitions, foreclosed property write-downs and losses, indemnification asset income (expense), securities gains or losses, and other miscellaneous gains and losses. Core noninterest income amounted to $61.7 million in 2018, a 25.1% increase from the $49.3 million recorded in 2017. The 2017 core noninterest income of $49.3 million was a 40.9% increase from the $35.0 million recorded in 2016.

See Table 4 and the following discussion for an understanding of the components of noninterest income.

For most categories of noninterest income, our 2017 acquisitions of Carolina Bank and Asheville Savings Bank had the effect of increasing noninterest income in 2017 in comparison to 2016 and in 2018 in comparison to 2017, due to the impact of a full year of income being realized.

Service charges on deposit accounts amounted to $12.7 million, $11.9 million, and $10.6 million in 2018, 2017, and 2016, respectively. In 2018 and 2017, the increase is primarily due to the aforementioned acquisitions.

Other service charges, commissions and fees amounted to $19.9 million in 2018, a 36.5% increase from the $14.6 million in 2017. The 2017 amount of $14.6 million was 22.6% higher than the $11.9 million earned in 2016. This category of noninterest income includes items such as electronic payment processing revenue (which includes fees related to credit card transactions by merchants and customers and fees earned from debit card transactions), ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The increases in this line item in 2018 and 2017 were due to a combination of the Carolina Bank and Asheville Savings Bank acquisitions, as well as growth in interchange fees from debit and credit cards. In both 2018 and 2017, increased debit and credit card usage by our customers increased this income component, as we earn a small fee each time our customers make a card transaction. We believe the growth in card usage by our customers is due to customer payment preferences, as well as a result of the continued promotion of these products.

Fees from presold mortgages amounted to $2.7 million in 2018, $5.7 million in 2017, and $2.0 million in 2016. In 2018, the declines were primarily due to: i) overall lower volumes in the mortgage industry, ii) our Mortgage Loan Divsision originating a higher percentage of loans with construction components that are held in our loan portfolio and not sold, and iii) mortgage origination employees who left the Company in 2018. In 2017, the higher fees were primarily due to the acquisition of Carolina Bank in March 2017, which had a significant mortgage loan operation.

Commissions from sales of insurance and financial products amounted to $8.7 million in 2018, $5.3 million in 2017, and $3.8 million in 2016. This line item includes commissions we receive from two primary sources – 1) commissions from the sales of investment, annuity, and long term care insurance products, and 2) commissions from the sale of property and casualty insurance. The following table presents the contribution of each source to the total amount recognized in this line item:

	For the year ended December 31,
($ in thousands)	2018	2017	2016
Commissions earned from:
Sales of investments, annuities, and long term care insurance	$2,693	2,152	2,027
Sales of property and casualty insurance	6,038	3,148	1,763
Total	$8,731	5,300	3,790

As can be seen in the above table, sales of property and casualty insurance increased significantly in 2017 and again in 2018, which was due to our September 1, 2017 acquisition of Bear Insurance Services (see Note 2 to the consolidated financial statements for additional information). Sales of investments, annuities and long term care insurance increased in 2018 due to the acquisitions of Asheville Savings Bank and Carolina Bank, each of which had wealth management divisions.

Another primary reason for the increases in core noninterest income in 2018 and 2017 was the addition of SBA consulting fees and SBA loan sale gains that we began to realize in the last half of 2016. As previously discussed, in 2016, we completed the acquisition of SBA Complete, a firm that specializes in consulting with financial institutions across the country related to SBA loan origination and servicing (see Note 2 to the consolidated financial statements for additional information). We recorded $3.2 million in SBA consulting fees related to this business from the date of the acquisition through December 31, 2016. For the full year of 2017, we recorded $4.0 million in SBA consulting fees, and this amount grew to $4.7 million in 2018.

Additionally, in the third quarter of 2016, we leveraged the expertise we gained from personnel assumed in the SBA Complete acquisition and launched our SBA Lending Division, which offers SBA loans to small business owners throughout the United States. Our SBA Lending Division originated $24.8 million in loans in 2016 and earned $1.4 million from gains on the sales of the guaranteed portions of these loans for 2016. In 2017, we originated $95.4 million in loans and recorded $5.5 million in gains from sales. And in 2018, this division originated $196.8 million in SBA loans and recorded $10.4 million in gains from sales.

Table 4 shows earnings from bank-owned life insurance income were $2.5 million in 2018, $2.3 million in 2017, and $2.1 million in 2016. In 2017, we acquired approximately $23 million in bank-owned life insurance from Carolina Bank and Asheville Savings Bank, increasing our income for this line item in 2017 and 2018.

Noninterest income not considered to be “core” resulted in net increases (reductions) to total noninterest income of $0.2 million in 2018, ($0.4 million) in 2017, and ($9.4 million) in 2016. The components of non-core noninterest income are shown in Table 4 and the significant components thereof are discussed below.

We recorded net losses on foreclosed properties of $0.6 million in 2018, $0.5 million in 2017, and $0.6 million in 2016.

For the year ended December 31, 2016, FDIC indemnification asset expense amounted to $10.3 million, which included the write-off of the remaining indemnification asset of $5.7 million when we terminated the FDIC loss share agreements.

In 2016, the Company recorded a net gain of $1.5 million as a result of a branch exchange transaction with another community bank (see Note 2 of the consolidated financial statements for additional discussion).

“Other gains (losses), net” for the 2018, 2017, and 2016 periods represent the net effects of miscellaneous gains and losses that are non-routine in nature. In 2018, we recorded other gains of $0.7 million, which primarily related to a gain on the sale of a previously closed branch building.

Noninterest Expenses

Total noninterest expenses totaled $159.4 million, $145.2 million, and $106.8 million for 2018, 2017 and 2016, respectively. Table 5 presents the components of our noninterest expense during the past three years. The primary reason for the increase in noninterest expense in 2018 and 2017 was associated with our growth initiatives, including several acquisitions, including Carolina Bank and Asheville Savings Bank, and market expansion. Line items with the largest fluctuations are further discussed below.

Total personnel expense increased from $82.1 million in 2017 to $92.0 million in 2018, an increase of $9.9 million, or 12.0%. Within personnel expense, salaries expense increased by $8.3 million in 2018 and employee benefits expense increased by $1.6 million in 2018. The primary reason for these increases in personnel expense is due to having a full year of expense for the additional personnel assumed in the 2017 acquisitions of Carolina Bank, Asheville Savings Bank, and Bear Insurance Services. Also, approximately $1.3 million of the increase in personnel expense in 2018 can be attributed to increases in salaries expense related to our SBA lending activities. Also impacting personnel expense was an increase in the 401(k) match offered by the Company to employees that was effective January 1, 2018, which increased from a 100% match up to 4% of an employee’s salary contribution to a 100% match up to 6% of an employee’s salary contribution.

In 2017, total personnel expense increased to $82.1 million from $62.8 million in 2016, an increase of $19.3 million, or 30.7%. Within personnel expense, salaries expense increased by $15.5 million in 2017 and employee benefits expense increased by $3.7 million in 2017. The primary reason for these increases in personnel expense was due to the additional personnel assumed in the Carolina Bank and Asheville Savings Bank acquisitions. Also, in 2017, we added personnel due to the continued growth of SBA Complete and our SBA Lending Division. Additionally, salary expense for the fourth quarter of 2017 was also impacted by approximately $1.1 million related to one-time bonuses granted to a majority of the Company’s employees.

Net occupancy expenses amounted to $10.8 million in 2018, $9.7 million in 2017, and $7.8 million in 2016. The increases in 2018 and 2017 were related to the aforementioned acquisitions and expansion initiatives. Equipment related expenses increased for the same reasons, amounting to $5.6 million, $4.5 million, and $3.6 million, in 2018, 2017, and 2016, respectively.

Merger and acquisition expenses amounted to $2.4 million in 2018, $8.1 million in 2017, and $1.4 million in 2016. The 2018 amount was primarily comprised of severance costs and data processing conversion expenses related to the acquisition of Asheville Savings Bank. The 2017 amount was primarily comprised of professional fees and severance costs incurred in our acquisitions of Carolina Bank and Asheville Savings Bank. In 2016, the amount was comprised of professional fees incurred for our various acquisitions, including Bankingport, SBA Complete, our branch exchange, and our agreement to acquire Carolina Bank, which was announced in 2016.

Intangible amortization expense increased from $1.2 million in 2016 to $4.2 million in 2017 to $6.8 million in 2018, due to the addition of $22.5 million in amortizable intangible assets recorded in connection with the 2017 acquisitions of Carolina Bank, Asheville Savings Bank, and Bear Insurance Services.

FDIC insurance expense amounted to $2.3 million in 2018, $2.4 million in 2017, and $2.0 million in 2016. As discussed previously in the section “FDIC Insurance”, in 2019, we received an assessment credit of $1.3 million that will be used to offset future FDIC insurance expense once the DIF reaches 1.38%.

Outside consultant expense amounted to $1.8 million in 2018, $2.5 million in 2017, and $1.7 million in 2016. The increase in 2017 related to various operational activities.

Data processing expenses amounted to $3.2 million, $2.9 million, and $2.0 million, in 2018, 2017, and 2016, respectively. The 2018 and 2017 increases were due primarily to the acquisitions of Carolina Bank and Asheville Savings Bank.

Marketing expense amounted to $3.1 million in 2018, $2.5 million in 2017 and $2.0 million in 2016. In 2018 and 2017, we increased our promotional efforts, primarily in our new and expanded market areas.

Non-credit losses amounted to $1.0 million in 2018, $0.9 million in 2017, and $1.2 million in 2016. These losses primarily related to debit card and credit card fraud losses.

Income Taxes

Table 6 presents the components of income tax expense and the related effective tax rates. We recorded income tax expense of $24.2 million in 2018, $21.8 million in 2017, and $14.6 million in 2016. Our effective tax rates were 21.3% for 2018, 32.1% for 2017, and 34.7% for 2016. The lower effective rates in 2017 and 2018 compared to 2016 were as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, which reduced the federal statutory income tax rate from 35% to 21%. At December 31, 2017, we revalued our net deferred tax liability, which reduced income tax expense by $1.3 million for 2017, while in 2018, the new income tax rate of 21% reduced our effective tax rate.

Also, our effective tax rate has partially declined in recent years due lower statutory income tax rates in North Carolina. North Carolina reduced the state income tax rate for corporations from 4.0% in 2016 to 3.0% beginning in 2017. We expect our effective tax rate to be approximately 21.0% in 2019.

Stock-Based Compensation

We recorded stock-based compensation expense of $1.6 million, $1.1 million, and $0.7 million, for the years ended December 31, 2018, 2017, and 2016, respectively. The increases in this expense were due to retention-based restricted stock grants made to certain officers during the years presented. See Note 15 to the consolidated financial statements for more information regarding stock-based compensation.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

At December 31, 2018, our total assets amounted to $5.9 billion, a 5.7% increase from 2017. The following table presents detailed information regarding the nature of changes in our loans and deposits in 2017 and 2018:

($ in thousands)	Balance at beginning of period	Internal growth, net	Growth from Acquisitions (1)	Balance at end of period	Total percentage growth	Internal percentage growth (1)
2018
Loans outstanding	$4,042,369	206,695	—	4,249,064	5.1%	5.1%

Deposits – Noninterest-bearing	1,196,161	123,970	—	1,320,131	10.4%	10.4%
Deposits – Interest-bearing checking	884,254	32,120	—	916,374	3.6%	3.6%
Deposits – Money market	982,822	52,701	—	1,035,523	5.4%	5.4%
Deposits – Savings	454,860	(22,471)	—	432,389	-4.9%	-4.9%
Deposits – Brokered time	239,659	216	—	239,875	0.1%	0.1%
Deposits – Internet time	7,995	(4,567)	—	3,428	-57.1%	-57.1%
Deposits – Time >$100,000 – retail	347,862	99,757	—	447,619	28.7%	28.7%
Deposits – Time <$100,000 – retail	293,342	(29,342)	—	264,000	-10.0%	-10.0%
Total deposits	$4,406,955	252,384	—	4,659,339	5.7%	5.7%

2017
Loans outstanding	$2,710,712	227,955	1,103,702	4,042,369	49.1%	8.4%

Deposits – Noninterest-bearing	756,003	159,493	280,665	1,196,161	58.2%	21.1%
Deposits – Interest-bearing checking	635,431	13,847	234,976	884,254	39.2%	2.2%
Deposits – Money market	683,680	23,013	276,129	982,822	43.8%	3.4%
Deposits – Savings	209,074	(5,174)	250,960	454,860	117.6%	-2.5%
Deposits – Brokered time	136,466	57,554	45,639	239,659	75.6%	42.2%
Deposits – Internet Time	—	(3,253)	11,248	7,995	n/m	n/m
Deposits – Time >$100,000 – retail	287,939	(12,631)	72,554	347,862	20.8%	-4.4%
Deposits – Time <$100,000 – retail	238,760	(37,765)	92,347	293,342	22.9%	-15.8%
Total deposits	$2,947,353	195,084	1,264,518	4,406,955	49.5%	6.6%

(1)	In 2017, we acquired Carolina Bank, which had $497.5 million in loans and $585.4 million in deposits, and Asheville Savings Bank, which had $606.2 million in loans and $679.1 million in deposits.

n/m – not meaningful

As shown in the table above, in 2018, our total loans outstanding increased $206.7 million, or 5.1%. Internal loan growth has been primarily driven by our expansion in high-growth markets, hiring of experienced bankers, and our emphasis on SBA lending. We expect continued growth in our loan portfolio for 2019.

In 2017, our total loans outstanding increased $1.3 billion, or 49.1%. The loan growth from acquisitions is due to our acquisition of Carolina Bank in March 2017, which had $497.5 million in loans on the date of acquisition, and our acquisition of Asheville Savings Bank in October 2017, which had $606.2 million in loans on the date of acquisition. Carolina Bank operated through eight branches predominately in the Triad region of North Carolina, and Asheville Savings Bank operated through 13 branches in the Asheville area of North Carolina. Internal growth in our loan portfolio amounted to $228.0 million, or 8.4%. Internal loan growth was primarily driven by our recent expansion into high-growth markets and the hiring of experienced bankers in these areas.

During 2018, we experienced an increase in total deposits of $252.4 million, or 5.7%. We experienced internal growth of $186.3 million in our core deposit accounts (checking, money market and savings), and increases of $70.4 million in our retail time deposits, excluding brokered and internet deposits. Total brokered and internet deposits remained consistent from the year earlier. We have generally experienced higher growth in our core transaction accounts compared to time deposits, which we believe is due customers favoring transaction accounts due to their higher liquidity and the fact that transaction accounts have not been paying materially lower interest rates compared to time deposits. However, we have recently seen some of our customers with larger balances transfer funds from their money market accounts to the time deposit > $100,000 category to attain higher interest rates.

During 2017, we experienced an increase in total deposits of $1.5 billion, or 49.5%. In 2017, we acquired $585.4 million in deposits from the Carolina Bank acquisition and $679.1 million in deposits from the Asheville Savings Bank acquisition. Net internal deposit growth amounted to $195.1 million, or 6.6%. We experienced internal growth of $191.2 million in our core deposit accounts, compared to net declines of $50.4 million in our retail time deposits, excluding brokered and internet deposits. Total brokered deposits amounted to $239.7 million at December 31, 2017, which was a 75.6% increase from the $136.5 million outstanding a year earlier. We increased our reliance of brokered deposits in 2017 to assist in funding the strong organic loan growth we experienced during 2017.

Our overall liquidity increased at December 31, 2018 compared to a year earlier. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings was 21.03% at December 31, 2018 compared to 20.0% at December 31, 2017. Brokered deposits and borrowings as a percent of overall funding remained substantially unchanged from a year earlier.

At December 31, 2018, our nonperforming assets to total assets ratio was 0.74% compared to 0.96% at December 31, 2017. The decrease is primarily due to on-going resolution of nonperforming assets and improving credit quality.

Distribution of Assets and Liabilities

Table 7 sets forth the percentage relationships of significant components of our balance sheet at December 31, 2018, 2017, and 2016.

Our balance sheet mix has remained relatively stable over the past three years. On the asset side, net loans have consistently comprised 72% to 74% of total assets and interest-earning assets have ranged from 88%-90%. Late in 2018, we used existing cash balances to purchase approximately $150 million in available for sale securities, which resulted in our mix of securities available for sale increasing from 6% of total assets to 9% of total assets at the end of 2018. Intangible assets increased from 2% of total assets in 2016 to 5% as of December 31, 2017, primarily as a result of our two whole-bank acquisitions in 2017, in which we recorded a total of $155.2 million in goodwill and $18.7 million in other intangible assets.

On the liability side, deposits have consistently comprised 79% to 82% of total liabilities and shareholders’ equity.

Shareholders’ equity increased from 10% of total liabilities and shareholders’ equity at December 31, 2016 to 13% at December 31, 2018 due to the common stock issued in connection with our 2017 acquisitions and an increase in retained earnings due to high levels of net income recorded.

Securities

Information regarding our securities portfolio as of December 31, 2018, 2017, and 2016 is presented in Tables 8 and 9.

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

Total securities amounted to $602.6 million, $461.8 million, and $329.0 million at December 31, 2018, 2017, and 2016, respectively. The increase in securities in 2018 was primarily due to our purchase of approximately $150 million of government-sponsored enterprise securities and mortgage-backed securities that we initiated in order to deploy excess cash into higher yielding assets. The increase in securities in 2017 was partially due to $49.4 million in securities acquired in the acquisition of Carolina Bank in March 2017. Also, in late 2017 we sold $95.0 million in securities that we had acquired from Asheville Savings Bank in October 2017 and then subsequently purchased $150 million in mortgage-backed securities in the fourth quarter of 2017.

The majority of our “government-sponsored enterprise” securities carry one maturity date, often with an issuer call feature. At December 31, 2018, of the $82.7 million in government-sponsored enterprise securities, $70.5 million were issued by the Federal Home Loan Bank system and the remaining $12.2 million were issued by either Fannie Mae, Freddie Mac, or Federal Farm Credit Bank system.

Nearly all of our $437.6 million in total mortgage-backed securities have been issued by Freddie Mac, Fannie Mae, Ginnie Mae, or the SBA, each of which is a government agency or government-sponsored corporation and guarantees the repayment of the securities. Included in the mortgage-backed securities at December 31, 2018, were commercial mortgage-backed securities of $159.6 million that were issued and are guaranteed by Ginnie Mae. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.

Our investment policy permits to hold up to 15% of our securities portfolio in corporate bonds. These bonds have the most credit risk of any of our securities. At December 31, 2018, our $33.1 million investment in corporate bonds was comprised of the following:

($ in thousands) Issuer	Issuer Ratings		Maturity Date	Amortized Cost	Fair Value
Bank of America	A3	(1)	1/11/2023	$7,000	6,879
Citigroup	Baa1	(1)	Various	6,027	5,920
Goldman Sachs	A3	(1)	1/22/2023	5,073	4,937
JP Morgan Chase	A2	(1)	1/25/2023	5,018	4,904
Financial Institutions, Inc.	BBB-	(2)	4/15/2030	4,000	4,058
Wells Fargo	A3	(1)	2/13/2023	3,092	3,001
Eagle Bancorp, Inc.	BBB	(2)	9/1/2024	2,541	2,559
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated		6/15/2034	1,000	880
Total investment in corporate bonds				$33,751	33,138

(1)	Ratings issued by Moody’s
(2)	Rating issued by Kroll Bond Rating Agency

We have concluded that any unrealized losses associated with our corporate bonds are due to interest rate considerations and not due to credit concerns.

At December 31, 2018, we held $101.2 million in securities classified as held to maturity, which had a carrying value that exceeded their fair value by $1.3 million. Approximately $52.0 million of the securities held to maturity are mortgage-backed securities that have been issued by either Freddie Mac or Fannie Mae. The remaining $49.2 million in securities held to maturity are comprised almost entirely of municipal bonds issued by state and local governments throughout our market area. We have no significant concentration of bond holdings from one government entity, with the single largest exposure to any one entity being $4.7 million. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

At December 31, 2018, 2017, and 2016, net unrealized losses of $12.4 million, $2.2 million and $3.1 million, respectively, were included in the carrying value of securities classified as available for sale. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates and the overall economic environment, not by concerns about the ability of the issuers to meet their obligations. Net unrealized losses, net of applicable deferred income taxes, have been reported as part of a separate component of shareholders’ equity (accumulated other comprehensive income) as of December 31, 2018, 2017, and 2016, respectively.

The weighted average taxable-equivalent yield for the securities available for sale portfolio was 2.87% at December 31, 2018. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 6.1 years.

The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 3.17% at December 31, 2018. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds, the expected life for mortgage-backed securities, and the maturity date for all other securities, was 2.6 years.

The following table provides the names of issuers for which the Company has investment securities totaling in excess of 10% of shareholders’ equity and the fair value and amortized cost of these investments as of December 31, 2018. All of these securities are issued by government sponsored corporations.

($ in thousands)
Issuer	Amortized Cost	Fair Value	% of Shareholders’ Equity
Fannie Mae	$191,839	186,735	25.1%
Ginnie Mae	127,358	123,593	16.7%
Freddie Mac	98,608	95,285	12.9%
Total	$417,805	405,613

Loans

Table 10 provides a summary of the loan portfolio composition of our total loans at each of the past five year ends.

The loan portfolio is the largest category of our earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. The majority of our loan portfolio is within our 39 county market area, which are located in western, central and eastern North Carolina and three counties in northeastern South Carolina. The diversity of the economic bases of our market areas has historically provided a stable lending environment.

In 2018, loans outstanding increased $206.7 million, or 5.1%. The growth in 2018 was due to organic loan growth, which was concentrated primarily within our higher growth markets and from the SBA Lending Division. In 2017, loans outstanding increased $1.33 billion, or 49.1% to $4.0 billion. The growth in 2017 can be attributed to the acquisitions of Carolina Bank and Asheville Savings Bank, as well as organic loan growth of $228.0 million.

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

Commercial, financial, and agricultural loans have increased from 7% at December 31, 2014 to 11% at December 31, 2018, due primarily to growth in loans made to municipalities and loans originated by our SBA Lending Division.

Residential real estate loans have declined from 33% of total loans at December 31, 2014 to 25% of total loans at December 31, 2018. This decline was due to a combination of factors including consumers refinancing their home loans held by the Bank with long term fixed rate loans, which we typically sell in the secondary market. Additionally, the Carolina Bank loan portfolio assumed during 2017 had only an 11% mix of residential real estate loans.

Commercial real estate loans as a percentage of total loans has increased steadily over the past five years and amounted to 42% of all loans at December 31, 2017. Consistent with our community banking strategy, we have placed emphases on this type of loan growth and hired a number of experienced community bankers, who have originated a significant amount of business loans secured by real estate. Also, growth in our SBA loan portfolio has contributed to the increase in this category.

Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 13% of our accruing loans outstanding at December 31, 2018 mature within one year and 56% of total loans mature within five years, with both of those measures being consistent with recent years. As of December 31, 2018, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 35% and 65%, respectively. We intentionally make a blend of fixed and variable rate loans so as to reduce interest rate risk. The mix of fixed rate loans has generally increased over the past several years because many borrowers have desired to lock in a low interest rate during the historically low interest rate environment that has been in effect. While this presents risk to our Company if interest rates rise, we measure our interest rate risk closely and, as discussed in the section “Interest Rate Risk” below, we do not believe that an increase in interest rates would materially negatively impact our net interest income.

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

Table 12 summarizes our nonperforming assets at the dates indicated. Prior to September 2016, we presented nonperforming assets that were subject to the loss share agreements as “covered” and nonperforming assets that were not subject to the loss share agreements as “non-covered.” Our loss share agreements with the FDIC were terminated during 2016, and all assets became non-covered.

Since the height of the recession, we have benefited from improving economic conditions and also implemented a combination of strategies to reduce nonperforming assets, including a significant 2013 loan sale. As a result, our nonperforming asset levels have declined steadily over the years, with nonperforming assets amounting to amounting to just 0.74% of total assets at December 31, 2018. This compares to ratios of 0.96% and 1.64% at December 31, 2017 and 2016, respectively. In 2018, our nonperforming asset levels benefitted from a loan sale of approximately $5.2 million in smaller balance nonperforming loans.

Table 12a presents our nonperforming assets at December 31, 2018 by general geographic region.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end:

($ in thousands)	At December 31, 2018	At December 31, 2017
Commercial, financial, and agricultural	$919	1,001
Real estate – construction, land development, and other land loans	2,265	1,822
Real estate – mortgage – residential (1-4 family) first mortgages	10,115	12,201
Real estate – mortgage – home equity loans/lines of credit	1,685	2,524
Real estate – mortgage – commercial and other	7,452	3,345
Installment loans to individuals	139	75
Total nonaccrual loans	$22,575	20,968

The nonaccrual table above generally indicates that almost all categories of nonaccrual loans remained relatively level during the year, with the “real estate – mortgage – commercial and other” category experiencing the largest increase.

Management routinely monitors the status of certain large loans that, in management’s opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above, management believes that an estimated $1 to $5 million of loans that were performing in accordance with their contractual terms at December 31, 2018 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2018 (see discussion below).

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

We provide additional information regarding the classification status of our loans in tables contained in Note 4 to our consolidated financial statements. Those tables indicate that from December 31, 2017 to December 31, 2018 our asset quality improved, with total classified and nonaccrual loans decreasing from $79.4 million at December 31, 2017 to $60.8 million at December 31, 2018. This is consistent with our generally improving asset quality trends.

Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $7.4 million, $12.6 million, and $9.5 million, at December 31, 2018, 2017, and 2016, respectively. Generally, we have experienced decreases in foreclosed real estate over the past several years primarily due to increased property sales activity and the improvement in our overall asset quality. In 2017, we acquired $3.1 million and $3.9 million of foreclosed real estate in the acquisitions of Carolina Bank and Asheville Savings Bank, respectively.

The following table presents the detail of our foreclosed real estate at each of the past two year ends:

$ in thousands	At December 31, 2018	At December 31, 2017
Vacant land and farmland	$2,035	6,032
1-4 family residential properties	2,311	4,229
Commercial real estate	3,094	2,310
Total foreclosed real estate	$7,440	12,571

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

We strive to maintain our loan portfolio in accordance with what management believes are conservative loan underwriting policies that result in loans specifically tailored to the needs of our market areas. Every effort is made to identify and minimize the credit risks associated with such lending strategies. We have no foreign loans, few agricultural loans and do not engage in significant lease financing or highly leveraged transactions. Commercial loans are diversified among a variety of industries. The majority of loans captioned in the tables discussed below as “real estate” loans are personal and commercial loans where real estate provides additional security for the loan. Collateral for the majority of these loans is located within our principal market area.

The total allowance for loan losses amounted to $21.0 million at December 31, 2018 compared to $23.3 million at December 31, 2017 and $23.8 million at December 31, 2016.

Our allowance for loan loss is a mathematical model with the primary factors impacting this model being loan growth, net charge-off history, and asset quality trends. Our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. In recent years, the new periods have had significantly lower net charge-offs (and net recoveries in some periods) than the older periods rolling out of the model. This has resulted in a lower required amount of allowance for loan losses in our modeling. The low level of net-charge offs (or net recoveries) experienced over the past several years has been the primary reason for the low (or negative) provisions for loan losses recorded.

The ratio of our allowance to total loans was 0.50%, 0.58%, and 0.88% at December 31, 2018, 2017, and 2016, respectively. The decline in this ratio from December 31, 2017 to December 31, 2018 was a result of the factors discussed above that impacted our relatively low levels of provision for loan losses. The large decline in 2017 was primarily due to the acquisitions of Carolina Bank and Asheville Savings Bank, which had over $1 billion in total loans. Applicable accounting guidance did not allow us to record an allowance for loan losses upon the acquisition of loans – instead the acquired loans were recorded at their discounted fair value, which included the consideration of any expected losses. No allowance for loan losses will be recorded for the acquired loans until the expected credit losses exceed the remaining unamortized discounts – based on an individual basis for purchased credit impaired loans and on a pooled basis for performing acquired loans. See Critical Accounting Policies above for further discussion. Unaccreted discount on acquired loans, which is available to absorb loan losses, amounted to $17.3 million, $24.3 million, and $12.1 million at December 31, 2018, December 31, 2017, and December 31, 2016, respectively. The ratio of allowance for loan losses plus unaccreted discount on acquired loans amounted to 0.90%, 1.18% and 1.32% at December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

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

Net loan charge-offs (recoveries) of total loans amounted to ($1.3 million) in 2018, $1.2 million in 2017, and $3.7 million in 2016. The trend of lower net charge-offs is associated with lower levels of nonperforming loans and credit improvements in our underlying loan portfolio. In 2018, we received full payoffs on four loans that had been previously charged-down by approximately $3.3 million and are included in the table as recoveries, contributing significantly to the net recovery position for the year.

Deposits

Deposits are a critical part of our business, as they provide the primary funding source for our loans and investments. Accordingly, as discussed below, we have implemented various strategies and developed competitive products to promote growth of our deposit balances.

At December 31, 2018, deposits outstanding amounted to $4.66 billion, an increase 5.7%, or $252.4 million, from the $4.41 billion at December 31, 2017, all of which was organic growth. We experienced higher growth in our transaction accounts (checking, money market, and savings) compared to time deposits, which we believe is due customers favoring transaction accounts due to their higher liquidity and the fact that transaction accounts have not been paying materially lower interest rates compared to time deposits. However, we have recently seen some of our customers with larger balances transfer funds from their money market accounts to the time deposit > $100,000 category to attain higher interest rates.

At December 31, 2017, deposits outstanding amounted to $4.41 billion, an increase of $1.46 billion from the $2.95 billion at December 31, 2016. During 2017, we acquired Carolina Bank with $585.4 million in deposits and Asheville Savings Bank with $679.1 million in deposits. We also experienced organic growth of totaling $195.1 million in 2017, with the majority of our growth occurring in noninterest-bearing checking accounts. Our higher cost retail time deposits declined by $50.4 million in 2017. Total brokered deposits amounted to $239.7 million at December 31, 2017, which was a 75.6% increase from the $136.5 million outstanding a year earlier. The increased usage of brokered deposits in 2017 was necessary because of high organic loan growth that exceeded deposit growth. This imbalance of growth was largely associated with our growth and expansion into the larger markets of North Carolina – Charlotte, Greensboro and Raleigh. When initially entering markets such as these, our experience has been that we are able to capture loan market share faster than deposit market share.

The nature of our deposit growth is illustrated in the table on page 48. The following table reflects the mix of our deposits at each of the past three year ends:

	2018	2017	2016
Noninterest-bearing checking accounts	28%	27%	26%
Interest-bearing checking accounts	20%	20%	21%
Money market deposits	22%	22%	23%
Savings deposits	9%	10%	7%
Time deposits - Brokered	5%	6%	5%
Time deposits > $100,000 – retail	10%	8%	10%
Time deposits < $100,000 – retail	6%	7%	8%
Total deposits	100%	100%	100%

Our deposit mix remains heavily concentrated in transaction and non-time deposit accounts, with time deposits only comprising approximately 20% of total deposits. This is beneficial for us, as these accounts generally carry lower interest rates compared to time deposits. Prior to the very low interest rate environment that we have been in for the past decade, the time deposit concentration was closer to 50%. We believe the lower mix of time deposits has been due to the relatively small gap between the interest rates that we pay on transaction accounts versus the rates we pay on time deposits. It is uncertain whether the interest rate increases over the past two years will result in a significant shift back to time deposits.

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

Table 15 presents the average amounts of our deposits and the average yield paid for those deposits for the years ended December 31, 2018, 2017, and 2016.

As of December 31, 2018, we held approximately $690.9 million in time deposits of $100,000 or more. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2018. This table shows that 80% of our time deposits greater than $100,000 mature within one year.

At each of the past three year ends, we have no deposits issued through foreign offices, nor do we believe that we held any deposits by foreign depositors.

Borrowings

We typically utilize borrowings to provide balance sheet liquidity and to fund imbalances in our loan growth compared to our deposit growth. Our borrowings outstanding totaled $406.6 million at December 31, 2018, $407.5 million at December 31, 2017, and $271.4 million at December 31, 2016. Table 2 shows that average borrowings were $406.9 million in 2018, $325.9 million in 2017, and $209.7 million in 2016.

The increase in borrowings from 2016 to 2017 was to fund organic loan growth, which exceeded deposit growth in 2016 and 2017. Additionally, we assumed approximately $42 million of borrowings in our two whole-bank acquisitions in 2017. In 2018, borrowings remained essentially unchanged as deposit growth fully funded our loan growth for the year.

At December 31, 2018, the Company had three sources of readily available borrowing capacity – 1) an approximately $1.04 billion line of credit with the FHLB, of which $353 million and $354 million was outstanding at December 31, 2018 and 2017, respectively, 2) a $35 million federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2018 or 2017, and 3) an approximately $127 million line of credit through the Federal Reserve Bank of Richmond’s (“FRB”) discount window, of which none was outstanding at December 31, 2018 or 2017.

In addition to any outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, our borrowing capacity was further reduced by $190 million and $198 million at December 31, 2018 and 2017, respectively, as a result of our pledging letters of credit backed by the FHLB for public deposits at each of those dates. Thus, our unused available line of credit with the FHLB amounted to approximately $502 million at December 31, 2018 compared to $384 million a year earlier.

Our line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio. For the year ended December 31, 2018, the average amount of FHLB borrowings outstanding was approximately $353.2 million with a weighted average interest rate for the year of 1.91%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2018 was $353.5 million. For the year ended December 31, 2017, the average amount of FHLB borrowings outstanding was approximately $273.8 million with a weighted average interest rate for the year of 1.19%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2017 was $354.0 million.

Our correspondent bank relationship allows us to purchase up to $35 million in federal funds on an overnight, unsecured basis (federal funds purchased). We had no borrowings under this line at December 31, 2018 or 2017. There were no federal funds purchased outstanding at any month-end during 2018 or 2017.

We also have a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans). Based on the collateral that we owned as of December 31, 2018, the available line of credit was approximately $127 million. At December 31, 2018 and 2017, we had no borrowings outstanding under this line.

In addition to the lines of credit described above, we also have of $56.7 million of trust preferred security debt outstanding at December 31, 2018 and 2017. Each of our three issuances have 30 year final maturities and were structured in a manner that allows them to qualify as capital for regulatory capital adequacy requirements. We may call these debt securities at par on any quarterly interest payment, but do not expect to do so. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70% for $20.6 million, three-month LIBOR plus 1.39% on $25.8 million, and LIBOR + 2.00% for $10.3 million that was assumed in the Carolina Bank acquisition.

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

As noted above, in addition to internally generated liquidity sources, at December 31, 2018, we had the ability to obtain borrowings from the following three sources – 1) an approximately $1 billion line of credit with the FHLB, 2) a $35 million federal funds line with a correspondent bank, and 3) an approximately $127 million line of credit through the FRB’s discount window.

Our overall liquidity increased in 2018 compared to 2017. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings amounted to 21.0% at December 31, 2018 compared to 20.0% at December 31, 2017.

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

Table 18 reflects our contractual obligations and other commercial commitments outstanding as of December 31, 2018. Any of our $353 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in our condition or if our qualifying collateral is less than the amount required under the terms of the borrowing agreement.

In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. The following table presents a summary of our outstanding loan commitments as of December 31, 2018:

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$210	460	670
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	150	469	619
Total	$360	929	1,289

At December 31, 2018 and 2017, we also had $15.7 million and $15.2 million, respectively, in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is that of a stand-alone obligation made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral. Over the past two years, we have had to honor only a few standby letters of credit, none of which resulted in any loss to the Company. We expect any draws under existing commitments to be funded through normal operations.

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

Capital Resources and Shareholders’ Equity

Shareholders’ equity at December 31, 2018 amount to $764.2 million compared to $693.0 million at December 31, 2017 and $368.1 million at December 31, 2016. The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decrease shareholders’ equity. Additionally, any stock issuances can significantly increase shareholders’ equity, including those associated with acquisitions. Although we have not repurchased any stock since 2014, we have a $25 million authorization currently in place and any stock repurchases would reduce shareholders’ equity.

In 2018, the most significant factors that impacted our equity were 1) the $89.3 million net income reported for 2018, which increased equity, and 2) common stock dividends declared of $11.9 million, which reduced equity. See the Consolidated Statements of Shareholders’ Equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.

In 2017, the most significant factors that impacted our equity were 1) the issuances of $284.2 million of common stock in connection with two bank acquisitions, which increased equity, 2) the $46.0 million net income reported for 2017, which increased equity, and 3) common stock dividends declared of $8.3 million, which reduced equity.

With the acquisition of Carolina Bank in March 2017, we assumed a deferred compensation plan for certain members of Carolina Bank’s board of directors that is fully funded by Company stock, which was valued at $7.7 million on the date of acquisition. Subsequent to the acquisition in 2017, approximately $4.5 million of the deferred compensation has been paid to the plan participants. The balances of the related asset and liability were each $3.2 million at December 31, 2018, both of which are presented as components of shareholders’ equity.

In 2016, the most significant factors that impacted our equity were 1) the $27.5 million net income reported for 2016, which increased equity, 2) common stock dividends declared of $6.5 million, which reduced equity, and 3) issuances of $5.5 million of common stock in connection with two acquisitions, which increased equity.

Also, on December 22, 2016, we exchanged 728,706 shares of common stock for the same number of shares of our preferred stock, which resulted in $7.3 million in shareholders’ equity shifting from preferred stock to common stock, but did not affect our total amount of equity. At December 31, 2018, 2017, and 2016, we had no shares of preferred stock outstanding.

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

The Company and the Bank must comply with regulatory capital requirements established by the Federal Reserve and the Commissioner. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Table 21 presents our regulatory capital ratios as of December 31, 2018, 2017, and 2016. All of our capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

In this economic environment, our goal is to maintain our capital ratios at levels at least 200 basis points higher than the “well capitalized” thresholds set for banks. At December 31, 2018, our tier 1 leverage ratio was 10.47% compared to the regulatory well capitalized bank-level threshold of 5.00% and our total risk-based capital ratio was 13.97% compared to the 10.00% regulatory well capitalized threshold.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE Ratio was 9.07% at December 31, 2018 compared to 8.23% at December 31, 2017.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivatives activities through December 31, 2018 and have no current plans to do so.

Return on Assets and Equity

Table 20 shows return on average assets (net income available to common shareholders divided by average total assets), return on average common equity (net income available to common shareholders divided by average common shareholders’ equity), dividend payout ratio (dividends per share divided by net income per common share) and shareholders’ equity to assets ratio (average total shareholders’ equity divided by average total assets) for each of the years in the three-year period ended December 31, 2018.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin), even during periods of changing interest rates. Over the past five calendar years, our net interest margin has ranged from a low of 4.03% (realized in 2016) to a high of 4.58% (realized in 2014). From 2008 until the fourth quarter of 2015, the prime rate of interest had remained at 3.25%. Beginning in December 2015, the Federal Reserve began steadily increasing the prime rate of interest, which resulted in 5.50% rate at December 31, 2018. The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At December 31, 2018, approximately 77% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Table 17 sets forth our interest rate sensitivity analysis as of December 31, 2018, using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by Table 17, at December 31, 2018, we had $1.4 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2018 were deposits totaling $2.4 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

Overall, we believe that in the near term (twelve months), net interest income will not likely experience significant downward pressure from rising interest rates. Similarly, we would not expect a significant increase in near term net interest income from falling interest rates. Generally, when rates change, our interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while our interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. In the short-term (less than twelve months), this generally results in us being asset-sensitive, meaning that our net interest income benefits from an increase in interest rates and is negatively impacted by a decrease in interest rates. However, in the twelve-month and longer horizon, the impact of having a higher level of interest-sensitive liabilities lessens the short-term effects of changes in interest rates.

The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. As a result of the prolonged negative/fragile economic environment, the Federal Reserve took steps to suppress long-term interest rates in an effort to boost the housing market, increase employment, and stimulate the economy, which resulted in a flat interest rate curve. A flat interest rate curve is an unfavorable interest rate environment for many banks, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which pressures our net interest margin.

While there have been periods in the last few years that the yield curve has steepened somewhat, it currently remains very flat. This flat yield curve and the intense competition for high-quality loans in our market areas have limited our ability to charge higher rates on loans, and thus we continue to experience challenges to increasing our loan yields.

As it relates to deposits, as noted above, the Federal Reserve made no changes to the short term interest rates it sets directly from 2008 until mid-December 2015, and during that period we were able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as a result of the nine interest rate increases initiated by the Federal Reserve since 2015 and significant competitive pressures in our market area, we have had to increase deposit rates. Deposit pricing competition intensified in the second half of 2018 and we expect it to continue. However, to date, our deposit costs have risen at a slightly lower rate than the increase in asset yields, and thus our net interest margin expanded slightly in 2017 and 2018.

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to the acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans amounted to $7.0 million, $6.8 million, and $4.4 million in 2018, 2017, and 2016, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that are initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $17.3 million at December 31, 2018 compared to $24.3 million at December 31, 2017.

Based on our most recent interest rate modeling, which assumes one interest rate increase for 2019 (federal funds rate = 2.75%, prime = 5.75%), we project that our net interest margin for 2019 will continue to remain fairly stable, but we believe there is downside risk due to the loan and deposit pricing pressures discussed above.

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

Current Accounting Matters

We prepare our consolidated financial statements and related disclosures in conformity with standards established by, among others, the FASB. Because the information needed by users of financial reports is dynamic, the FASB frequently issues new rules and proposes new rules for companies to apply in reporting their activities. See Note 1(v) to our consolidated financial statements for a discussion of recent rule proposals and changes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk.”

Table 1 Selected Consolidated Financial Data

($ in thousands, except per share and nonfinancial data)	Year Ended December 31,
	2018		2017	2016	2015	2014
Income Statement Data
Interest income	$231,207		177,382	130,987	126,655	139,832
Interest expense	23,777		12,671	7,607	6,908	8,223
Net interest income	207,430		164,711	123,380	119,747	131,609
Provision (reversal) for loan losses	(3,589)		723	(23)	(780)	10,195
Net interest income after provision	211,019		163,988	123,403	120,527	121,414
Noninterest income	61,834		48,908	25,551	18,764	14,368
Noninterest expense	159,375		145,157	106,821	98,131	97,251
Income before income taxes	113,478		67,739	42,133	41,160	38,531
Income taxes	24,189		21,767	14,624	14,126	13,535
Net income	89,289		45,972	27,509	27,034	24,996
Preferred stock dividends	—		—	(175)	(603)	(868)
Net income available to common shareholders	89,289		45,972	27,334	26,431	24,128

Earnings per common share – basic	3.02		1.82	1.37	1.34	1.22
Earnings per common share – diluted	3.01		1.82	1.33	1.30	1.19

Per Share Data (Common)
Cash dividends declared – common	$0.40		0.32	0.32	0.32	0.32
Market Price
High	43.14		41.76	28.49	19.92	19.65
Low	30.50		26.47	17.15	15.00	15.55
Close	32.66		35.31	27.14	18.74	18.47
Stated book value – common	25.71		23.38	17.66	16.96	16.08
Tangible book value – common	17.12		14.69	13.85	13.56	12.63

Selected Balance Sheet Data (at year end)
Total assets	$5,864,116		5,547,037	3,614,862	3,362,065	3,218,383
Loans – non-covered	4,249,064		4,042,369	2,710,712	2,416,285	2,268,580
Loans – covered (1)	—		—	—	102,641	127,594
Total loans	4,249,064		4,042,369	2,710,712	2,518,926	2,396,174
Allowance for loan losses	21,039		23,298	23,781	28,583	40,626
Intangible assets	255,480		257,507	79,475	67,171	67,893
Deposits	4,659,339		4,406,955	2,947,353	2,811,285	2,695,906
Borrowings	406,609		407,543	271,394	186,394	116,394
Total shareholders’ equity	764,230		692,979	368,101	342,190	387,699

Selected Average Balances
Assets	$5,693,760		4,590,786	3,422,267	3,230,302	3,219,915
Loans	4,161,838		3,420,939	2,603,327	2,434,602	2,434,331
Earning assets	5,076,335		4,101,949	3,108,918	2,936,624	2,907,098
Deposits	4,516,811		3,696,730	2,827,513	2,687,381	2,723,758
Interest-bearing liabilities	3,663,077		3,025,401	2,324,823	2,218,246	2,294,330
Shareholders’ equity	727,920		533,205	360,715	376,287	383,055

Ratios
Return on average assets	1.57%		1.00%	0.80%	0.82%	0.75%
Return on average common equity	12.27%		8.62%	7.73%	8.04%	7.73%
Net interest margin (taxable-equivalent basis)	4.12%		4.08%	4.03%	4.13%	4.58%
Tangible common equity to tangible assets	9.07%		8.23%	8.16%	8.13%	7.90%
Loans to deposits at year end	91.19%		91.73%	91.97%	89.60%	88.88%
Allowance for loan losses to total loans	0.50%		0.58%	0.88%	1.13%	1.70%
Nonperforming assets to total assets at year end	0.74%		0.96%	1.64%	2.66%	3.54%
Net charge-offs (recoveries) to average total loans	(0.03%	)	0.04%	0.14%	0.46%	0.74%

Nonfinancial Data – number of branches	101		104	88	88	87
Nonfinancial Data – number of employees (FTEs)	1,076		1,140	834	812	798

(1)	Effective September 22, 2016, all FDIC loss share agreements were terminated, and accordingly, assets previously covered under those agreements became non-covered on that date.

Table 2 Average Balances and Net Interest Income Analysis

	Year Ended December 31,
	2018			2017			2016
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$4,161,838	5.01%	$208,609	$3,420,939	4.79%	$163,738	$2,603,327	4.66%	$121,322
Taxable securities	419,356	2.54%	10,638	302,892	2.31%	7,007	298,083	2.07%	6,162
Non-taxable securities	50,945	2.91%	1,482	56,065	2.99%	1,677	49,986	3.50%	1,748
Short-term investments, primarily overnight funds	444,196	2.36%	10,478	322,053	1.54%	4,960	157,522	1.11%	1,755
Total interest-earning assets	5,076,335	4.55%	231,207	4,101,949	4.32%	177,382	3,108,918	4.21%	130,987
Cash and due from banks	80,053			79,025			59,835
Premises and equipment	115,573			98,216			76,418
Other assets	421,799			311,596			177,096
Total assets	$5,693,760			$4,590,786			$3,422,267

Liabilities and Equity
Interest-bearing checking accounts	$875,751	0.10%	$887	$722,286	0.07%	$477	$583,786	0.06%	$360
Money market accounts	1,023,162	0.32%	3,265	825,015	0.19%	1,569	657,211	0.18%	1,160
Savings accounts	439,880	0.21%	922	385,967	0.19%	715	200,093	0.05%	100
Time deposits >$100,000	641,516	1.30%	8,356	504,349	0.79%	4,005	405,220	0.65%	2,654
Other time deposits	275,904	0.38%	1,061	261,910	0.30%	778	268,854	0.33%	896
Total interest-bearing deposits	3,256,213	0.45%	14,491	2,699,527	0.28%	7,544	2,115,164	0.24%	5,170
Borrowings	406,864	2.28%	9,286	325,874	1.57%	5,127	209,659	1.16%	2,437
Total interest-bearing liabilities	3,663,077	0.65%	23,777	3,025,401	0.42%	12,671	2,324,823	0.33%	7,607
Noninterest-bearing checking accounts	1,260,598			997,203			712,349
Total sources of funds	4,923,675	0.48%		4,022,604	0.32%		3,037,172	0.25%
Other liabilities	42,165			34,977			24,380
Shareholders’ equity	727,920			533,205			360,715
Total liabilities and shareholders’ equity	$5,693,760			$4,590,786			$3,422,267
Net yield on interest-earning assets and net interest income		4.09%	$207,430		4.02%	$164,711		3.97%	$123,380
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		4.12%	$209,024		4.08%	$167,301		4.03%	$125,434

Interest rate spread		3.90%			3.90%			3.88%

Average prime rate		4.91%			4.10%			3.51%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees (costs) in the amounts of $1,905, $536, and ($457) for 2018, 2017, and 2016, respectively.
(2)	Includes accretion of discount on acquired and SBA loans of $7,812, $7,076, and $4,451 in 2018, 2017, and 2016, respectively.
(3)	Includes tax-equivalent adjustments of $1,594, $2,590, and $2,054 in 2018, 2017, and 2016, respectively, to reflect the federal and state tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate for 2018 and 37% for 2017 and 2016 and is reduced by the related nondeductible portion of interest expense.

Table 3 Volume and Rate Variance Analysis

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income:
Loans	$36,299	8,572	44,871	38,618	3,798	42,416
Taxable securities	2,824	807	3,631	105	740	845
Non-taxable securities	(151)	(44)	(195)	197	(268)	(71)
Short-term investments, primarily overnight funds	2,381	3,137	5,518	2,184	1,021	3,205
Total interest income	41,353	12,472	53,825	41,104	5,291	46,395

Interest expense:
Interest-bearing checking accounts	128	282	410	88	29	117
Money market accounts	505	1,191	1,696	308	101	409
Savings accounts	106	101	207	219	396	615
Time deposits >$100,000	1,438	2,913	4,351	718	633	1,351
Other time deposits	48	235	283	(22)	(96)	(118)
Total interest-bearing deposits	2,225	4,722	6,947	1,311	1,063	2,374
Borrowings	1,561	2,598	4,159	1,590	1,100	2,690
Total interest expense	3,786	7,320	11,106	2,901	2,163	5,064

Net interest income	$37,567	5,152	42,719	38,203	3,128	41,331

Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4 Noninterest Income

	Year Ended December 31,
($ in thousands)	2018	2017	2016

Service charges on deposit accounts	$12,690	11,862	10,571
Other service charges, commissions, and fees	19,945	14,610	11,913
Fees from presold mortgage loans	2,735	5,695	2,033
Commissions from sales of insurance and financial products	8,731	5,300	3,790
SBA consulting fees	4,675	4,024	3,199
SBA loan sale gains	10,366	5,479	1,433
Bank-owned life insurance income	2,534	2,321	2,052
Total core noninterest income	61,676	49,291	34,991
Foreclosed property gains (losses), net	(565)	(531)	(625)
FDIC Indemnification asset income (expense), net	—	—	(10,255)
Securities gains (losses), net	—	(235)	3
Gain on branch sale	—	—	1,466
Other gains (losses), net	723	383	(29)
Total	$61,834	48,908	25,551

Table 5 Noninterest Expenses

	Year Ended December 31,
($ in thousands)	2018	2017	2016

Salaries	$75,077	66,786	51,252
Employee benefits	16,888	15,313	11,568
Total personnel expense	91,965	82,099	62,820
Occupancy expense	10,793	9,661	7,838
Equipment related expenses	5,627	4,480	3,608
Merger and acquisition expenses	2,358	8,073	1,431
Amortization of intangible assets	6,763	4,240	1,211
Dues and subscriptions expense (includes software licenses)	3,431	1,969	1,604
Credit/debit card processing expense	3,411	2,797	2,296
Marketing expense	3,065	2,549	1,999
Data processing expense	3,234	2,910	2,010
Telephone and data lines	3,024	2,470	2,311
Stationery and supplies	2,582	2,399	2,066
FDIC insurance expense	2,333	2,350	2,009
Outside consultants	1,820	2,511	1,700
Repossession and collection expenses	1,366	1,736	1,934
Non-credit losses	960	887	1,164
Other operating expenses	16,643	14,026	10,820
Total	$159,375	145,157	106,821

Table 6 Income Taxes

($ in thousands)		2018	2017	2016

Current	- Federal	$19,188	11,286	12,827
	- State	3,187	1,996	1,679
Deferred	- Federal	1,658	7,742	16
	- State	156	743	102
Total tax expense		$24,189	21,767	14,624

Effective tax rate		21.3%	32.1%	34.7%

Table 7 Distribution of Assets and Liabilities

	As of December 31,
	2018	2017	2016
Assets
Interest-earning assets
Net loans	72%	73%	74%
Securities available for sale	9	6	6
Securities held to maturity	2	2	4
Short-term investments	7	7	6
Total interest-earning assets	90	88	90

Noninterest-earning assets
Cash and due from banks	1	2	2
Premises and equipment	2	2	2
Intangible assets	4	5	2
Foreclosed real estate	—	—	—
Bank-owned life insurance	2	2	2
Other assets	1	1	2
Total assets	100%	100%	100%

Liabilities and shareholders’ equity
Noninterest-bearing checking accounts	22%	22%	21%
Interest-bearing checking accounts	16	16	17
Money market accounts	18	18	19
Savings accounts	7	8	6
Time deposits of $100,000 or more	12	11	12
Other time deposits	4	5	7
Total deposits	79	80	82
Borrowings	7	7	7
Accrued expenses and other liabilities	1	1	1
Total liabilities	87	88	90

Shareholders’ equity	13	12	10
Total liabilities and shareholders’ equity	100%	100%	100%

Table 8 Securities Portfolio Composition

	As of December 31,
($ in thousands)	2018	2017	2016
Securities available for sale:
Government-sponsored enterprise securities	$82,662	13,867	17,490
Mortgage-backed securities	385,551	295,213	148,065
Corporate bonds	33,138	34,190	33,600
Equity securities	—	—	174
Total securities available for sale	501,351	343,270	199,329

Securities held to maturity:
Mortgage-backed securities	52,048	63,829	80,585
State and local governments	49,189	54,674	49,128
Total securities held to maturity	101,237	118,503	129,713

Total securities	$602,588	461,773	329,042

Average total securities during year	$470,301	358,957	348,069

Table 9 Securities Portfolio Maturity Schedule

	As of December 31,
	2018
($ in thousands)	Book Value	Fair Value	Book Yield (1)
Securities available for sale:

Government-sponsored enterprise securities
Due after one but within five years	$82,995	82,662	2.97%
Total	82,995	82,662	2.97%

Mortgage-backed securities (2)
Due after one but within five years	89,498	85,693	2.53%
Due after five but within ten years	232,251	224,996	2.75%
Due after ten years	75,246	74,862	3.13%
Total	396,995	385,551	2.77%

Corporate debt securities
Due after one but within five years	26,210	25,641	3.27%
Due after five but within ten years	2,541	2,559	5.40%
Due after ten years	5,000	4,938	5.82%
Total	33,751	33,138	3.81%

Total securities available for sale
Due after one but within five years	198,703	193,996	2.81%
Due after five but within ten years	234,792	227,555	2.78%
Due after ten years	80,246	79,800	3.30%
Total	$513,741	501,351	2.87%

Securities held to maturity:

Mortgage-backed securities (2)
Due after one but within five years	$41,550	40,081	2.20%
Due after five but within ten years	10,498	10,160	2.60%
Total	52,048	50,241	2.28%

State and local governments
Due within one year	2,233	2,240	4.59%
Due after one but within five years	28,488	28,766	4.20%
Due after five but within ten years	16,743	16,932	3.96%
Due after ten years	1,725	1,727	3.23%
Total securities held to maturity	49,189	49,665	4.10%

Total securities held to maturity
Due within one year	2,233	2,240	4.59%
Due after one but within five years	70,038	68,847	3.01%
Due after five but within ten years	27,241	27,092	3.44%
Due after ten years	1,725	1,727	3.23%
Total	$101,237	99,906	3.17%
___________________________________
(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 23.37% tax rate.
(2)	Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.

Table 10 Loan Portfolio Composition

	As of December 31,
	2018		2017		2016		2015		2014
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$457,037	11%	$381,130	10%	$261,813	9%	$202,671	8%	$160,878	7%
Real estate – construction, land development & other land loans	518,976	12%	539,020	13%	354,667	13%	308,969	12%	288,148	12%
Real estate – mortgage – residential (1-4 family) first mortgages	1,054,176	25%	972,772	24%	750,679	28%	768,559	31%	789,871	33%
Real estate – mortgage – home equity loans / lines of credit	359,162	8%	379,978	9%	239,105	9%	232,601	9%	223,500	9%
Real estate – mortgage – commercial and other	1,787,022	42%	1,696,107	42%	1,049,460	39%	957,587	38%	882,127	37%
Installment loans to individuals	71,392	2%	74,348	2%	55,037	2%	47,666	2%	50,704	2%
Loans, gross	4,247,765	100%	4,043,355	100%	2,710,761	100%	2,518,053	100%	2,395,228	100%
Unamortized net deferred loan costs (fees)	1,299		(986)		(49)		873		946
Total loans	4,249,064		4,042,369		2,710,712		2,518,926		2,396,174

Table 11 Loan Maturities

	As of December 31, 2018
	Due within one year		Due after one year but within five years		Due after five years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$76,579	6.02%	$34,382	5.79%	$43,606	7.55%	$154,567	6.40%
Real estate – construction only	60,500	6.26%	109,327	5.47%	12,507	5.29%	182,334	5.72%
Real estate – all other mortgage	103,475	5.96%	180,041	5.80%	470,662	4.94%	754,178	5.29%
Real estate – home equity loans/ line of credit	11,329	5.55%	78,422	5.48%	253,646	5.44%	343,397	5.45%
Consumer, primarily installment loans to individuals	3,524	6.46%	30,130	9.12%	2,647	7.61%	36,301	8.75%
Total at variable rates	255,407	6.04%	432,302	5.89%	783,068	5.26%	1,470,777	5.58%

Fixed Rate Loans:
Commercial, financial, and agricultural	21,147	4.82%	119,692	4.53%	167,429	3.46%	308,268	3.97%
Real estate – construction only	88,781	4.14%	60,770	4.51%	56,161	4.40%	205,712	4.32%
Real estate – all other mortgage	177,754	4.99%	1,197,016	4.62%	830,586	4.42%	2,205,356	4.57%
Consumer, primarily installment loans to individuals	2,773	5.13%	25,105	5.35%	8,498	10.22%	36,376	6.47%
Total at fixed rates	290,455	4.72%	1,402,583	4.62%	1,062,674	4.31%	2,755,712	4.51%

Subtotal	545,862	5.34%	1,834,885	4.92%	1,845,742	4.71%	4,226,489	4.88%
Nonaccrual loans	22,575		—		—		22,575
Total loans	$568,437		$1,834,885		$1,845,742		$4,249,064

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Table 12 Nonperforming Assets

	As of December 31,
($ in thousands)	2018	2017	2016	2015	2014

Non-covered nonperforming assets (1)
Nonaccrual loans	$22,575	20,968	27,468	39,994	50,066
Restructured loans - accruing	13,418	19,834	22,138	28,011	35,493
Accruing loans >90 days past due	—	—	—	—	—
Total non-covered nonperforming loans	35,993	40,802	49,606	68,005	85,559
Nonperforming loans held for sale	—	—	—	—	—
Foreclosed real estate	7,440	12,571	9,532	9,188	9,771
Total non-covered nonperforming assets	$43,433	53,373	59,138	77,193	95,330

Purchased credit impaired loans not included above (2)	$17,393	23,165	—	—	—

Covered nonperforming assets (1)
Nonaccrual loans	$—	—	—	7,816	10,508
Restructured loans – accruing	—	—	—	3,478	5,823
Accruing loans >90 days past due	—	—	—	—	—
Total covered nonperforming loans	—	—	—	11,294	16,331
Foreclosed real estate	—	—	—	806	2,350
Total covered nonperforming assets	—	—	—	12,100	18,681

Total nonperforming assets	$43,433	53,373	59,138	89,293	114,011

Asset Quality Ratios – All Assets
Nonperforming loans to total loans	0.85%	1.01%	1.83%	3.15%	4.25%
Nonperforming assets to total loans and foreclosed real estate	1.02%	1.32%	2.17%	3.53%	4.73%
Nonperforming assets to total assets	0.74%	0.96%	1.64%	2.66%	3.54%

Asset Quality Ratios – Based on Non-covered Assets only
Non-covered nonperforming loans to non-covered loans	0.85%	1.01%	1.83%	2.81%	3.77%
Non-covered nonperforming assets to non-covered loans and non-covered foreclosed real estate	1.02%	1.32%	2.17%	3.18%	4.18%
Non-covered nonperforming assets to total non-covered assets	0.74%	0.96%	1.64%	2.37%	3.09%

(1)	Covered nonperforming assets consisted of assets that were included in loss share agreements with the FDIC. In 2014, approximately $9.7 million of nonaccrual loans, $2.1 million accruing restructured loans and $3.0 million of foreclosed real estate were transferred from covered to non-covered status upon a scheduled expiration of a FDIC loss-share agreement. In 2016, approximately $7.0 million of nonaccrual loans and $1.6 million of foreclosed real estate were transferred from covered to non-covered status upon expirations/terminations of FDIC loss-share agreements.
(2)	In the March 3, 2017 acquisition of Carolina Bank and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in purchased credit impaired loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts.

Table 12a Nonperforming Assets by Geographical Region

	As of December 31, 2018
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$9,042	$884,000	1.02%
Triangle Region (NC)	9,360	904,000	1.04%
Triad Region (NC)	5,919	865,000	0.68%
Charlotte Region (NC)	768	332,000	0.23%
Southern Piedmont Region (NC)	6,100	264,000	2.31%
Western Region (NC)	554	679,000	0.08%
South Carolina Region	1,378	160,000	0.86%
Former Virginia Region	—	2,000	0.00%
Other	2,872	159,000	1.81%
Total nonaccrual loans and troubled debt restructurings	$35,993	$4,249,000	0.85%

Foreclosed Real Estate (1)
Eastern Region (NC)	$1,748
Triangle Region (NC)	1,179
Triad Region (NC)	843
Charlotte Region (NC)	180
Southern Piedmont Region (NC)	698
Western Region (NC)	1,272
South Carolina Region	496
Former Virginia Region	1,024
Other	—
Total foreclosed real estate	$7,440

_____________________________

(1) The counties comprising each region are as follows:

Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Pitt, Onslow, Carteret

Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake

Triad North Carolina Region - Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly, Forsyth, Alamance

Charlotte North Carolina Region - Iredell, Cabarrus, Rowan, Mecklenburg

Southern Piedmont North Carolina Region - Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland

Western North Carolina Region – Buncombe, Henderson, Madison, McDowell, Transylvania

South Carolina Region - Chesterfield, Dillon, Florence

Former Virginia Region - Wythe, Washington, Montgomery, Roanoke

Other includes loans originated on a national basis through the Company’s SBA Lending Division

Table 13 Allocation of the Allowance for Loan Losses

	As of December 31,
($ in thousands)	2018	2017	2016	2015	2014

Commercial, financial, and agricultural	$2,889	3,111	3,829	4,764	6,911
Real estate – construction, land development	2,243	2,816	2,691	3,790	8,520
Real estate – residential, commercial, home equity, multifamily	14,845	14,449	15,222	18,282	23,103
Installment loans to individuals	952	950	1,145	1,051	1,916
Total allocated	20,929	21,326	22,887	27,887	40,450
Unallocated	110	1,972	894	696	176
Total	$21,039	23,298	23,781	28,583	40,626

Allowance for loan losses related to covered loans included above (1)	$—	—	—	1,799	2,281

_____________________

(1)	During 2016, all FDIC loss share agreements were terminated, and accordingly, there were no covered loans at December 31, 2018, 2017 and 2016.

Table 14 Loan Loss and Recovery Experience

As of December 31,
($ in thousands)	2018	2017	2016	2015	2014

Loans outstanding at end of year	$4,249,064	4,042,369	2,710,712	2,518,926	2,396,174
Average amount of loans outstanding	$4,161,838	3,420,939	2,603,327	2,434,602	2,434,331

Allowance for loan losses, at beginning of year	$23,298	23,781	28,583	40,626	48,505
Provision (reversal) for loan losses – non-covered	(3,589)	723	2,109	2,008	7,087
Provision (reversal) for loan losses – covered	—	—	(2,132)	(2,788)	3,108
Total provision (reversal) for loan losses	(3,589)	723	(23)	(780)	10,195
19,709	24,504	28,560	39,846	58,700
Loans charged off:
Commercial, financial, and agricultural	(2,128)	(1,622)	(2,033)	(3,039)	(5,179)
Real estate – construction, land development & other land loans	(158)	(589)	(1,101)	(3,616)	(6,071)
Real estate – mortgage – residential (1-4 family) first mortgages	(1,734)	(2,641)	(3,894)	(5,145)	(4,050)
Real estate – mortgage – home equity loans / lines of credit	(711)	(978)	(1,010)	(1,117)	(1,607)
Real estate – mortgage – commercial and other	(1,459)	(1,182)	(1,088)	(3,103)	(4,405)
Installment loans to individuals	(781)	(799)	(1,288)	(2,411)	(1,924)
Total charge-offs	(6,971)	(7,811)	(10,414)	(18,431)	(23,236)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	1,195	1,311	817	934	149
Real estate – construction, land development & other land loans	4,097	2,579	2,690	3,599	3,363
Real estate – mortgage – residential (1-4 family) first mortgages	833	1,076	1,207	678	646
Real estate – mortgage – home equity loans / lines of credit	364	333	279	143	100
Real estate – mortgage – commercial and other	1,503	1,027	1,286	1,390	446
Installment loans to individuals	309	279	406	424	458
Total recoveries	8,301	6,605	6,685	7,168	5,162
Net recoveries (charge-offs)	1,330	(1,206)	(3,729)	(11,263)	(18,074)
Allowance removed related to sold loans	—	—	(1,050)	—	—
Allowance for loan losses, at end of year	$21,039	23,298	23,781	28,583	40,626

Covered net recoveries (charge-offs) included above (1)	$—	—	1,714	2,306	(3,332)

Ratios:
Net charge-offs (recoveries) as a percent of average loans	(0.03%	)	0.04%	0.14%	0.46%	0.74%
Allowance for loan losses as a percent of loans at end of year	0.50%	0.58%	0.88%	1.13%	1.70%
Allowance for loan losses as a multiple of net charge-offs	n/m	19.32	x	6.38	x	2.54	x	2.25	x
Provision (reversal) for loan losses as a percent of net charge-offs	n/m	59.95%	(0.62%	)	(6.93%	)	56.41%
Recoveries of loans previously charged-off as a percent of loans charged-off	119.08%	84.56%	64.19%	38.89%	22.22%

(1)	On September 22, 2016, all FDIC loss-share agreements were terminated, and accordingly, assets previously covered under those agreements became non-covered on that date. n/m – not meaningful

Table 15 Average Deposits

	Year Ended December 31,
	2018		2017		2016
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Interest-bearing checking accounts	$875,751	0.10%	$722,286	0.07%	$583,786	0.06%
Money market accounts	1,023,162	0.32%	825,015	0.19%	657,211	0.18%
Savings accounts	439,880	0.21%	385,967	0.19%	200,093	0.05%
Time deposits >$100,000	641,516	1.30%	504,349	0.79%	405,220	0.65%
Other time deposits	275,904	0.38%	261,910	0.30%	268,854	0.33%
Total interest-bearing deposits	3,256,213	0.45%	2,699,527	0.28%	2,115,164	0.24%
Noninterest-bearing checking accounts	1,260,598	—	997,203	—	712,349	—
Total deposits	4,516,811	0.32%	3,696,730	0.20%	2,827,513	0.18%

Table 16 Maturities of Time Deposits of $100,000 or More

	As of December 31, 2018
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Time deposits of $100,000 or more	$175,032	174,359	204,638	136,893	690,922

Table 17 Interest Rate Sensitivity Analysis

	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2018
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total

Earning assets:
Loans (1)	$1,300,310	233,384	1,533,694	2,715,370	4,249,064
Securities available for sale (2)	34,764	86,594	121,358	379,993	501,351
Securities held to maturity (2)	11,985	19,264	31,249	69,988	101,237
Short-term investments	411,127	—	411,127	—	411,127
Total earning assets	$1,758,186	339,242	2,097,428	3,165,351	5,262,779

Percent of total earning assets	33.41%	6.45%	39.85%	60.15%	100.00%
Cumulative percent of total earning assets	33.41%	39.85%	39.85%	100.00%	100.00%

Interest-bearing liabilities:
Interest-bearing checking accounts	$916,374	—	916,374	—	916,374
Money market accounts	1,035,523	—	1,035,523	—	1,035,523
Savings accounts	432,389	—	432,389	—	432,389
Time deposits of $100,000 or more	175,032	378,997	554,029	136,893	690,922
Other time deposits	77,479	122,030	199,509	64,491	264,000
Borrowings	309,704	50,000	359,704	46,905	406,609
Total interest-bearing liabilities	$2,946,501	551,027	3,497,528	248,289	3,745,817

Percent of total interest-bearing liabilities	78.66%	14.71%	93.37%	6.63%	100.00%
Cumulative percent of total interest- bearing liabilities	78.66%	93.37%	93.37%	100.00%	100.00%

Interest sensitivity gap	$(1,188,315)	(211,785)	(1,400,100)	2,917,062	1,516,962
Cumulative interest sensitivity gap	(1,188,315)	(1,400,100)	(1,400,100)	1,516,962	1,516,962
Cumulative interest sensitivity gap as a percent of total earning assets	(22.58% )	(26.60% )	(26.60% )	28.82%	28.82%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	59.67%	59.97%	59.67%	140.50%	140.50%

____________________________________

(1)	The three months or less category for loans includes $31,296 in adjustable rate loans that are at their contractual rate floors, and approximately $11,604 will reprice higher within the next 100 basis points of increases in the prime rate.
(2)	Securities available for sale include government-sponsored enterprise securities, mortgage-backed securities, and corporate bonds. Securities held to maturity include mortgage-backed securities and state and local government securities. For fixed rate mortgage-backed securities, the principal is assumed to reprice equally over the average life of the underlying security. All other fixed rate securities are assumed to reprice based on maturity date or call date. Variable rate securities are included in the period in which they are subject to reprice.

Table 18 Contractual Obligations and Other Commercial Commitments

	Payments Due by Period ($ in thousands)
Contractual Obligations As of December 31, 2018	Total	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$406,609	303,000	40,000	1,275	62,334
Operating leases	11,304	2,268	3,317	1,637	4,082
Total contractual cash obligations, excluding deposits	417,913	305,268	43,317	2,912	66,416

Deposits	4,659,339	4,457,954	165,706	34,862	817
Total contractual cash obligations, including deposits	$5,077,252	4,763,222	209,023	37,774	67,233

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments As of December 31, 2018	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit cards	$123,707	61,854	61,853
Lines of credit and loan commitments	1,165,087	468,433	218,423	150,668	327,563
Standby letters of credit	15,705	15,303	400	2	—
Total commercial commitments	$1,304,499	545,590	280,676	150,670	327,563

Table 19 Market Risk Sensitive Instruments

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2018 Occurring in Indicated Year
($ in thousands)	2019	2020	2021	2022	2023	Beyond	Total	Average Interest Rate	Estimated Fair Value

Due from banks, interest-bearing	$406,848	—	—	—	—	—	406,848	2.37%	$406,848
Presold mortgages in process of settlement	4,279	—	—	—	—	—	4,279	4.41%	4,279
Debt Securities - at amortized cost (1) (2)	151,015	91,013	81,117	91,127	88,024	112,682	614,978	2.92%	601,257
Loans – fixed (3) (4)	290,455	218,660	299,049	445,146	439,727	1,062,675	2,755,712	4.51%	2,721,947
Loans – adjustable (3) (4)	255,406	107,053	118,326	105,520	101,404	783,068	1,470,777	5.58%	1,457,655
Total	$1,108,003	416,726	498,492	641,793	629,155	1,958,425	5,252,594	4.46%	$5,191,986

Interest-bearing checking accounts	$916,374	—	—	—	—	—	916,374	0.11%	$916,374
Money market accounts	1,035,523	—	—	—	—	—	1,035,523	0.48%	1,035,523
Savings accounts	432,389	—	—	—	—	—	432,389	0.26%	432,389
Time deposits	753,537	117,229	48,477	21,726	13,136	817	954,922	1.39%	949,105
Borrowings – fixed	303,000	40,000	—	—	1,275	8,432	352,707	2.35%	351,990
Borrowings – adjustable	—	—	—	—	—	53,902	53,902	4.60%	50,566
Total	$3,440,823	157,229	48,477	21,726	14,411	63,151	3,745,817	0.83%	$3,735,947

______________________

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 23.37% tax rate.
(2)	Securities with call dates within 12 months of December 31, 2018 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)	Excludes nonaccrual loans.
(4)	Loans are shown in the period of their contractual maturity.

Table 20 Return on Assets and Common Equity

	For the Year Ended December 31,
	2018	2017	2016

Return on average assets	1.57%	1.00%	0.80%
Return on average common equity	12.27%	8.62%	7.73%
Dividend payout ratio – common shares	13.25%	17.58%	23.36%
Average shareholders’ equity to average assets	12.78%	11.61%	10.54%

Table 21 Risk-Based and Leverage Capital Ratios

	As of December 31,
($ in thousands)	2018	2017	2016

Risk-Based and Leverage Capital
Common Equity Tier I capital:
Shareholders’ equity	$764,230	692,979	368,101
Intangible assets, net of deferred tax liability	(240,625)	(240,299)	(64,496)
Accumulated other comprehensive income adjustments	11,961	4,146	5,107
Total Common Equity Tier I capital	535,566	456,826	308,712

Tier I capital:
Trust preferred securities eligible for Tier I capital treatment	52,198	52,054	45,000
Deductions from Tier I capital	—	(89)	(349)
Total Tier I leverage capital	587,764	508,791	353,363

Tier II capital:
Allowable allowance for loan losses	21,039	23,298	23,781
Other Tier II capital	625	818	703
Tier II capital additions	21,664	24,116	24,484
Total capital	$609,428	532,907	377,847

Total risk weighted assets	$4,361,238	4,262,941	2,828,118

Adjusted fourth quarter average assets	$5,612,092	5,314,246	3,474,518

Risk-based capital ratios:
Common equity Tier I capital to Tier I risk adjusted assets	12.28%	10.72%	10.92%
Minimum required under Basel III	6.375%	5.75%	5.125%
Fully phased-in minimum under Basel III	7.00%	7.00%	7.00%

Tier I capital to Tier I risk adjusted assets	13.48%	11.94%	12.49%
Minimum required under Basel III	7.875%	7.25%	6.625%
Fully phased-in minimum under Basel III	8.50%	8.50%	8.50%

Total risk-based capital to Tier II risk-adjusted assets	13.97%	12.50%	13.36%
Minimum required under Basel III	9.875%	9.25%	8.625%
Fully phased-in minimum under Basel III	10.50%	10.50%	10.50%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	10.47%	9.58%	10.17%
Minimum required under Basel III	4.00%	4.00%	4.00%
Fully phased-in minimum under Basel III	4.00%	4.00%	4.00%

Table 22 Quarterly Financial Summary (Unaudited)

	2018						2017
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter		First Quarter		Fourth Quarter	Third Quarter		Second Quarter		First Quarter
Income Statement Data
Interest income, taxable equivalent	$61,635	58,647	57,102		55,417		53,686	45,713		43,520		37,053
Interest expense	7,346	6,374	5,503		4,554		4,216	3,372		2,911		2,172
Net interest income, taxable equivalent	54,289	52,273	51,599		50,863		49,470	42,341		40,609		34,881
Taxable equivalent, adjustment	443	428	367		356		610	702		693		585
Net interest income	53,846	51,845	51,232		50,507		48,860	41,639		39,916		34,296
Provision (reversal) for loan losses	693	87	(710)		(3,659)		̶	̶		̶		723
Net interest income after provision for losses	53,153	51,758	51,942		54,166		48,860	41,639		39,916		33,573
Noninterest income	14,406	15,376	16,111		15,941		14,862	12,362		11,875		9,809
Noninterest expense	37,666	39,238	38,873		43,598		43,617	34,384		35,084		32,072
Income before income taxes	29,893	27,896	29,180		26,509		20,105	19,617		16,707		11,310
Income taxes	5,998	5,905	6,450		5,836		5,928	6,531		5,553		3,755
Net income available to common shareholders	23,895	21,991	22,730		20,673		14,177	13,086		11,154		7,555

Per Common Share Data
Earnings per common share – basic	$0.81	0.74	0.77		0.70		0.48	0.53		0.45		0.34
Earnings per common share – diluted	0.80	0.74	0.77		0.70		0.48	0.53		0.45		0.34
Cash dividends declared	0.10	0.10	0.10		0.10		0.08	0.08		0.08		0.08
Market Price
High	41.74	43.14	42.94		37.85		41.76	34.85		32.27		31.31
Low	30.50	39.32	34.70		33.88		34.08	29.73		27.50		26.47
Close	32.66	40.51	40.91		35.65		35.31	34.41		31.26		29.29
Stated book value - common	25.71	24.99	24.20		23.79		23.38	20.73		20.29		19.85
Tangible book value - common	17.18	16.43	15.79		15.17		14.69	14.25		14.16		13.53

Selected Average Balances
Assets	$5,840,964	5,712,940	5,671,620		5,549,516		5,554,545	4,514,409		4,448,404		3,856,589
Loans	4,222,417	4,191,751	4,133,689		4,099,495		4,048,224	3,404,862		3,327,391		2,903,279
Earning assets	5,238,827	5,105,981	5,042,904		4,917,628		4,899,421	4,040,257		3,989,593		3,478,525
Deposits	4,264,868	4,526,012	4,512,559		4,403,805		4,390,879	3,632,319		3,610,944		3,152,778
Interest-bearing liabilities	3,697,076	3,654,176	3,671,692		3,629,364		3,618,312	2,958,134		2,944,208		2,580,950
Shareholders’ equity	754,734	737,560	717,975		701,411		699,558	520,432		496,791		426,842

Ratios (annualized where applicable)
Return on average assets	1.62%	1.53%	1.61%		1.51%		1.01%	1.15%		1.01%		0.79%
Return on average common equity	12.56%	11.83%	12.70%		11.95%		8.04%	9.98%		9.01%		7.18%
Equity to assets at end of period	13.03%	13.01%	12.68%		12.51%		12.49%	11.16%		11.06%		11.02%
Tangible equity to tangible assets at end of period	9.07%	8.95%	8.59%		8.35%		8.23%	7.95%		7.98%		7.79%
Average loans to average deposits	91.30%	92.60%	91.60%		93.09%		92.20%	93.74%		92.15%		92.09%
Average earning assets to interest- bearing liabilities	141.70%	139.73%	137.35%		135.50%		135.41%	136.58%		135.51%		134.78%
Net interest margin	4.11%	4.06%	4.10%		4.19%		4.01%	4.16%		4.08%		4.07%
Allowance for loan losses to gross loans	0.50%	0.49%	0.56%		0.57%		0.58%	0.72%		0.71%		0.72%
Nonperforming loans as a percent of total loans	0.85%	0.83%	1.03%		0.98%		1.01%	1.27%		1.30%		1.44%
Nonperforming assets as a percent of total assets	0.74%	0.72%	0.90%		0.92%		0.96%	1.16%		1.21%		1.35%
Net charge-offs (recoveries) as a percent of average total loans	0.02%	0.27%	(0.07%	)	(0.36%	)	0.13%	(0.07%	)	(0.06%	)	0.13%

Item 8. Financial Statements and Supplementary Data

First Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31, 2018 and 2017

($ in thousands)	2018	2017
Assets
Cash and due from banks, noninterest-bearing	$56,050	114,301
Due from banks, interest-bearing	406,848	375,189
Total cash and cash equivalents	462,898	489,490

Securities available for sale	501,351	343,270
Securities held to maturity (fair values of $99,906 in 2018 and $118,998 in 2017)	101,237	118,503

Presold mortgages in process of settlement	4,279	12,459

Loans	4,249,064	4,042,369
Allowance for loan losses	(21,039)	(23,298)
Net loans	4,228,025	4,019,071

Premises and equipment	119,000	116,233
Accrued interest receivable	16,004	14,094
Goodwill	234,368	233,070
Other intangible assets	21,112	24,437
Foreclosed real estate	7,440	12,571
Bank-owned life insurance	101,878	99,162
Other assets	66,524	64,677
Total assets	$5,864,116	5,547,037

Liabilities
Deposits: Noninterest-bearing checking accounts	$1,320,131	1,196,161
Interest-bearing checking accounts	916,374	884,254
Money market accounts	1,035,523	984,945
Savings accounts	432,389	454,860
Time deposits of $100,000 or more	690,922	593,123
Other time deposits	264,000	293,612
Total deposits	4,659,339	4,406,955
Borrowings	406,609	407,543
Accrued interest payable	1,976	1,235
Other liabilities	31,962	38,325
Total liabilities	5,099,886	4,854,058

Commitments and contingencies (see Note 13)

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none in 2018 and 2017	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 29,724,874 shares in 2018 and 29,639,374 shares in 2017	434,453	432,794
Retained earnings	341,738	264,331
Stock in rabbi trust assumed in acquisition	(3,235)	(3,581)
Rabbi trust obligation	3,235	3,581
Accumulated other comprehensive income (loss)	(11,961)	(4,146)
Total shareholders’ equity	764,230	692,979
Total liabilities and shareholders’ equity	$5,864,116	5,547,037

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2018, 2017 and 2016

($ in thousands, except per share data)	2018	2017	2016
Interest Income
Interest and fees on loans	$208,609	163,738	121,322
Interest on investment securities:
Taxable interest income	10,638	7,007	6,162
Tax-exempt interest income	1,482	1,677	1,748
Other, principally overnight investments	10,478	4,960	1,755
Total interest income	231,207	177,382	130,987

Interest Expense
Savings, checking and money market accounts	5,074	2,761	1,620
Time deposits of $100,000 or more	8,356	4,005	2,654
Other time deposits	1,061	778	896
Borrowings	9,286	5,127	2,437
Total interest expense	23,777	12,671	7,607

Net interest income	207,430	164,711	123,380
Provision (reversal) for loan losses – non-covered	(3,589)	723	2,109
Provision (reversal) for loan losses – covered	—	—	(2,132)
Total provision (reversal) for loan losses	(3,589)	723	(23)
Net interest income after provision for loan losses	211,019	163,988	123,403

Noninterest Income
Service charges on deposit accounts	12,690	11,862	10,571
Other service charges, commissions and fees	19,945	14,610	11,913
Fees from presold mortgage loans	2,735	5,695	2,033
Commissions from sales of insurance and financial products	8,731	5,300	3,790
SBA consulting fees	4,675	4,024	3,199
SBA loan sale gains	10,366	5,479	1,433
Bank-owned life insurance income	2,534	2,321	2,052
Foreclosed property losses, net	(565)	(531)	(625)
FDIC indemnification asset income (expense), net	—	—	(10,255)
Securities gains (losses), net	—	(235)	3
Gain on branch sale	—	—	1,466
Other gains (losses), net	723	383	(29)
Total noninterest income	61,834	48,908	25,551

Noninterest Expenses
Salaries	75,077	66,786	51,252
Employee benefits	16,888	15,313	11,568
Total personnel expense	91,965	82,099	62,820
Occupancy expense	10,793	9,661	7,838
Equipment related expenses	5,627	4,480	3,608
Merger and acquisition expenses	2,358	8,073	1,431
Intangibles amortization	6,763	4,240	1,211
Other operating expenses	41,869	36,604	29,913
Total noninterest expenses	159,375	145,157	106,821

Income before income taxes	113,478	67,739	42,133
Income tax expense	24,189	21,767	14,624

Net income	89,289	45,972	27,509

Preferred stock dividends	—	—	(175)

Net income available to common shareholders	$89,289	45,972	27,334

Earnings per common share: Basic	$3.02	1.82	1.37
Earnings per common share: Diluted	3.01	1.82	1.33

Dividends declared per common share	$0.40	0.32	0.32

Weighted average common shares outstanding:
Basic	29,566,259	25,210,606	19,964,727
Diluted	29,707,431	25,291,382	20,732,917

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2018, 2017 and 2016

($ in thousands)	2018	2017	2016

Net income	$89,289	45,972	27,509
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(10,179)	639	(1,919)
Tax (expense) benefit	2,379	(234)	683
Reclassification to realized (gains) losses	—	235	(3)
Tax expense (benefit)	—	(87)	1
Postretirement plans:
Net gain (loss) arising during period	(41)	1,601	(557)
Tax (expense) benefit	10	(593)	115
Amortization of unrecognized net actuarial (gain) loss	21	211	202
Tax expense (benefit)	(5)	(75)	(79)
Other comprehensive income (loss)	(7,815)	1,697	(1,557)
Comprehensive income	$81,474	47,669	25,952

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2018, 2017 and 2016

($ in thousands, except per share)	Preferred	Common Stock		Retained	Stock in rabbi trust assumed in acquisi-	Rabbi trust	Accumu- lated Other Compre- hensive Income	Total Share- holders’
	Stock	Shares	Amount	Earnings	tion	obligation	(Loss)	Equity

Balances, January 1, 2016	$7,287	19,748	$133,393	205,060	—	—	(3,550)	342,190

Net income				27,509				27,509
Cash dividends declared ($0.32 per common share)				(6,473)				(6,473)
Preferred stock dividends				(175)				(175)
Conversion of preferred stock to common stock	(7,287)	729	7,287					—
Equity issued pursuant to acquisitions		279	5,509					5,509
Stock option exercises		23	375					375
Stock withheld for payment of taxes		(6)	(166)					(166)
Stock-based compensation		72	889					889
Other comprehensive income (loss)							(1,557)	(1,557)

Balances, December 31, 2016	—	20,845	147,287	225,921	—	—	(5,107)	368,101

Net income				45,972				45,972
Cash dividends declared ($0.32 per common share)				(8,298)				(8,298)
Equity issued pursuant to acquisitions		8,733	284,192		(7,688)	7,688		284,192
Payment of deferred fees					4,107	(4,107)		—
Stock option exercises		18	287					287
Stock withheld for payment of taxes		(7)	(231)					(231)
Stock-based compensation		50	1,259					1,259
Reclassification of accumulated other comprehensive income due to statutory tax changes				736			(736)	—
Other comprehensive income (loss)							1,697	1,697

Balances, December 31, 2017	—	29,639	432,794	264,331	(3,581)	3,581	(4,146)	692,979

Net income				89,289				89,289
Cash dividends declared ($0.40 per common share)				(11,882)				(11,882)
Payment of deferred fees					346	(346)		—
Stock option exercises		25	324					324
Stock withheld for payment of taxes		(11)	(406)					(406)
Stock-based compensation		72	1,741					1,741
Other comprehensive income (loss)							(7,815)	(7,815)

Balances, December 31, 2018	$—	29,725	$434,453	341,738	(3,235)	3,235	(11,961)	764,230

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017 and 2016

($ in thousands)	2018	2017	2016
Cash Flows From Operating Activities
Net income	$89,289	45,972	27,509
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	(3,589)	723	(23)
Net security premium amortization	2,749	2,908	3,341
Loan discount accretion	(7,812)	(7,076)	(4,451)
Purchase accounting accretion and amortization, net	(190)	(236)	—
FDIC indemnification asset expense, net	—	—	10,255
Foreclosed property losses and write-downs, net	565	531	625
Loss (gain) on securities available for sale	—	235	(3)
Other (gains) losses	(723)	(383)	29
Decrease (increase) in net deferred loan costs	(2,285)	975	922
Depreciation of premises and equipment	6,077	5,493	4,602
Stock-based compensation expense	1,569	1,095	714
Amortization of intangible assets	6,763	4,240	1,211
Fees/gains from sale of presold mortgage and SBA loans	(13,101)	(11,174)	(3,466)
Originations of presold mortgage loans in process of settlement	(118,791)	(228,871)	(76,912)
Proceeds from sales of presold mortgage loans in process of settlement	129,519	235,493	81,127
Origination of SBA loans for sale	(196,784)	(95,436)	(24,784)
Proceeds from sales of SBA loans	157,427	77,034	20,021
Gain on sale of branches	—	—	(1,466)
Increase in accrued interest receivable	(1,910)	(1,072)	(120)
Decrease (increase) in other assets	3,525	6,724	(724)
Increase (decrease) in accrued interest payable	741	392	(4)
Increase (decrease) in other liabilities	(6,629)	(10,729)	2,868
Net cash provided by operating activities	46,410	26,838	41,271
Cash Flows From Investing Activities
Purchases of securities available for sale	(230,794)	(191,260)	(114,396)
Purchases of securities held to maturity	—	(291)	—
Proceeds from maturities/issuer calls of securities available for sale	60,871	37,974	76,939
Proceeds from maturities/issuer calls of securities held to maturity	16,183	22,344	23,368
Proceeds from sales of securities available for sale	—	140,621	8
Purchases of Federal Reserve and Federal Home Loan Bank stock, net	(6,129)	(9,947)	(3,933)
Net increase in loans	(152,972)	(204,631)	(192,393)
Payments related to FDIC loss share agreements	—	—	(1,554)
Payment to FDIC for termination of loss share agreements	—	—	(2,012)
Proceeds from sales of foreclosed real estate	7,532	8,647	7,954
Purchases of premises and equipment	(10,723)	(4,659)	(8,689)
Proceeds from sales of premises and equipment	2,753	151	2,025
Proceeds from branch sale	—	—	26,211
Net cash received (paid) in acquisitions	—	72,519	(53,640)
Net cash used by investing activities	(313,279)	(128,532)	(240,112)
Cash Flows From Financing Activities
Net increase in deposits	252,756	195,468	158,989
Net increase (decrease) in borrowings	(1,116)	97,263	85,000
Cash dividends paid – common stock	(11,281)	(7,596)	(6,399)
Cash dividends paid – preferred stock	—	—	(233)
Proceeds from stock option exercises	324	287	375
Stock withheld for payment of taxes	(406)	(231)	(166)
Net cash provided by financing activities	240,277	285,191	237,566

Increase (decrease) in Cash and Cash Equivalents	(26,592)	183,497	38,725
Cash and Cash Equivalents, Beginning of Year	489,490	305,993	267,268
Cash and Cash Equivalents, End of Year	$462,898	489,490	305,993

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	23,036	12,239	7,653
Cash paid during the period for income taxes	21,162	19,537	11,791
Non-cash: Foreclosed loans transferred to foreclosed real estate	4,148	5,452	8,117
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	(7,800)	553	(1,238)

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

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

The Company is a bank holding company. The principal activity of the Company is the ownership and operation of the Bank, a state chartered bank with its main office in Southern Pines, North Carolina. The Company is also the parent company for a series of statutory trusts that were formed at various times since 2002 for the purpose of issuing trust preferred debt securities. The trusts are not consolidated for financial reporting purposes; however, notes issued by the Company to the trusts in return for the proceeds from the issuance of the trust preferred securities are included in the consolidated financial statements and have terms that are substantially the same as the corresponding trust preferred securities. The trust preferred securities qualify as capital for regulatory capital adequacy requirements. First Bank Insurance is an agent for property and casualty insurance policies. SBA Complete specializes in providing consulting services for financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. First Troy SPE, LLC was formed in order to hold and dispose of certain real estate foreclosed upon by the Bank.

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

(b) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2018 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously presented, nor did they materially impact trends in financial information.

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

A loan is placed on nonaccrual status when, in management’s judgment, the collection of interest appears doubtful. The accrual of interest is discontinued on substantially all loans that become 90 days or more past due with respect to principal or interest. The past due status of loans is based on the contractual payment terms. While a loan is on nonaccrual status, the Company’s policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. Loans are removed from nonaccrual status when they become current as to both principal and interest, when concern no longer exists as to the collectability of principal or interest, and when the loan has provided generally six months of satisfactory payment performance. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms. For a nonaccrual loan that has been restructured, if the borrower has six months of satisfactory performance under the restructured terms and it is reasonably assured that the borrower will continue to be able to comply with the restructured terms, the loan may be returned to accruing status. The nonaccrual policy discussed above applies to all loan classifications.

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

(i) SBA Loan Originations – Beginning in 2016, through its SBA Lending Division, the Company began offering loans guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. The portion of SBA loans originated that are guaranteed and intended for sale on the secondary market are classified as held for sale and are carried at the lower of cost or fair value - there were an insignificant amount of these loans held for sale at December 31, 2018 and 2017. The Company generally sells the guaranteed portion of the SBA loan soon after origination and retains the servicing right.  When the guaranteed portion of an SBA loan is sold, the Company allocates the carrying basis between the guaranteed portion of the loan sold, the unguaranteed portion of the loans retained, and the servicing asset based on their relative fair values.  A gain is recorded for the difference between the proceeds received from the sale and the basis allocated to the sold portion.  The servicing asset is included in “Other intangible assets” and is amortized as expense over the life of the loan.  Servicing assets are aggregated by year of origination and tested for impairment on a quarterly basis.  Servicing fees collected are recorded as noninterest income.  The relative fair value allocation also results in a discount that is recorded on the unguaranteed portion of the loan that is retained.  This discount is amortized as a yield adjustment over the life of the loan, so long as the loan performs.  In the event of default, the remaining discount is available to offset the write-off of the remaining servicing asset and deferred origination costs, with any remaining discount available to offset any loan charge-off.

Periodically, the Company originates other types of commercial loans and decides to sell them in the secondary market. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2018 or 2017.

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

At December 31, 2018 and 2017, the Company’s investments in limited partnerships, LLCs and other privately held companies totaled $7.5 million and $5.3 million, respectively, and were included in other assets.

(p) Stock Option Plan - At December 31, 2018, the Company had two equity-based employee compensation plans, which are described more fully in Note 15. The Company accounts for these plans under the recognition and measurement principles of relevant accounting guidance.

(q) Per Share Amounts - Basic Earnings Per Common Share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding unvested shares of restricted stock. Diluted Earnings Per Common Share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. For the years presented, the Company’s potentially dilutive common stock issuances related to unvested shares of restricted stock and stock option grants under the Company’s equity-based plans. In 2016, the Company’s potentially dilutive common stock issuances also included the Company’s Series C Preferred stock, which was convertible into common stock on a one-for-one ratio. As discussed in Note 19, on December 22, 2016 each outstanding share of the Company’s Series C Preferred stock was exchanged by the holder for an equal number of shares of common stock.

In computing Diluted Earnings Per Common Share, adjustments are made to the computation of Basic Earnings Per Common shares, as follows. As it relates to unvested shares of restricted stock, the number of shares added to the denominator is equal to the number of unvested shares less the assumed number of shares bought back by the Company in the open market at the average market price with the amount of proceeds being equal to the average deferred compensation for the reporting period. As it relates to stock options, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is included in the calculation of dilutive securities. As it relates to contingently issuable shares, the number of shares that are included in the calculation of dilutive securities is based on the number of shares that are issuable if the end of the reporting period were the end of the contingency period. As it relates to the Series C Preferred Stock for the period of time it was outstanding, it is assumed that the preferred stock was converted to common stock at the beginning of the reporting period. Dividends on the preferred stock are added back to net income in 2016 and the shares assumed to be converted are included in the number of shares outstanding.

If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Years Ended December 31,
	2018			2017			2016
($ in thousands, except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$89,289	29,566,259	$3.02	$45,972	25,210,606	$1.82	$27,334	19,964,727	$1.37

Effect of dilutive securities	—	141,172		—	80,776		175	768,190

Diluted EPS per common share	$89,289	29,707,431	$3.01	$45,972	25,291,382	$1.82	$27,509	20,732,917	$1.33

For the years ended December 31, 2018 and 2017, there were no options that were anti-dilutive. For the year ended December 31, 2016, there were 5,000 options that were anti-dilutive because the exercise price exceeded the average market price for the year, and thus are not included in the calculation to determine the effect of dilutive securities.

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

SBA Servicing Asset – The fair value of the Company’s SBA servicing asset is estimated based on the present value of the discounted cash flows of the expected servicing income less the estimated cost to service the loans.

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

Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2018 and 2017, the Company’s off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

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

($ in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Unrealized gain (loss) on securities available for sale	$(12,390)	(2,211)	(3,085)
Deferred tax asset (liability)	2,896	517	1,138
Net unrealized gain (loss) on securities available for sale	(9,494)	(1,694)	(1,947)

Additional pension asset (liability)	(3,220)	(3,200)	(5,012)
Deferred tax asset (liability)	753	748	1,852
Net additional pension asset (liability)	(2,467)	(2,452)	(3,160)

Total accumulated other comprehensive income (loss)	$(11,961)	(4,146)	(5,107)

The following table discloses the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2016	$(709)	(2,841)	(3,550)

Other comprehensive income (loss) before reclassifications	(1,236)	(442)	(1,678)
Amounts reclassified from accumulated other comprehensive income	(2)	123	121
Net current-period other comprehensive income (loss)	(1,238)	(319)	(1,557)

Ending balance at December 31, 2016	(1,947)	(3,160)	(5,107)

Other comprehensive income (loss) before reclassifications	405	1,008	1,413
Amounts reclassified from accumulated other comprehensive income	148	136	284
Net current-period other comprehensive income (loss)	553	1,144	1,697
Reclassification of accumulated other comprehensive income to retained earnings due to statutory tax changes	(300)	(436)	(736)

Ending balance at December 31, 2017	(1,694)	(2,452)	(4,146)

Other comprehensive income (loss) before reclassifications	(7,800)	(31)	(7,831)
Amounts reclassified from accumulated other comprehensive income	—	16	16
Net current-period other comprehensive income (loss)	(7,800)	(15)	(7,815)

Ending balance at December 31, 2018	$(9,494)	(2,467)	(11,961)

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

(v) Recent Accounting Pronouncements -

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The Company’s revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of the Company’s revenues were not affected. The guidance was effective for the Company on January 1, 2018 and the Company adopted the guidance using the modified retrospective method. The adoption did not have a material effect on the Company’s financial statements. See Note 20 for additional information on this matter.

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

In March 2017, the FASB amended the requirements in the Compensation—Retirement Benefits topic of the Accounting Standards Codification related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. The amendments were effective for the Company on January 1, 2018 and did not have a material effect on its financial statements. The Company presents the service cost component within the “Employee benefits” line item and the other components of net periodic pension costs are presented within the “Other operating expenses” line item.  The Company has reclassified amounts in the Consolidated Statements of Income for the years ended December 31, 2017 and December 31, 2016 to be consistent with the presentation required for December 31, 2018.

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

Accounting Standards Pending Adoption

In February 2016, the FASB issued new guidance on accounting for leases, which generally requires all leases to be recognized in the statement of financial position by recording an asset representing its right to use the underlying asset and recording a liability, which represents the Company’s obligation to make lease payments. The provisions of this guidance are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The Company currently expects that the adoption of the guidance will have no impact on net income and will result in the recording of approximately $18 million of additional assets and liabilities. Accordingly, the Company does not expect these amendments to have a material effect on its financial statements or regulatory capital position.

In June 2016, the FASB issued guidance to change the accounting for credit losses. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  The guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The Company will apply the guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, the Company does not expect to elect that option. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company continues its ongoing analysis on the impact of this guidance on its consolidated financial statements. As required by the guidance, the initial adjustment will be recorded by decreasing shareholders’ equity and not through an earnings adjustment. All subsequent adjustments will be recorded in earnings.

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

Bankingport was an insurance agency based in Sanford, North Carolina. This acquisition represented an opportunity to expand the insurance agency operations into a contiguous and significant banking market for the Company. Also, this acquisition provided the Company with a larger platform for leveraging insurance services throughout the Company’s bank branch network. The transaction value was $2.2 million with the Company paying $700,000 in cash and issuing 79,012 shares of its common stock, which had a value of approximately $1.5 million. In connection with the acquisition, the Company also paid $1.1 million to purchase the office space previously leased by Bankingport.

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

(2)	On May 5, 2016, the Company completed the acquisition of SBA Complete, Inc. (“SBA Complete”). The results of SBA Complete are included in the Company’s results beginning on the May 5, 2016 acquisition date. SBA Complete specializes in consulting with financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. The transaction value was approximately $8.5 million with the Company paying $1.5 million in cash and issuing 199,829 shares of its common stock, which had a value of approximately $4.0 million. Per the terms of the acquisition agreement, the Company recorded an earn-out liability initially valued at $3.0 million, which will be paid in shares of Company stock if pre-determined goals are met for the first three years following the acquisition.

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of SBA Complete were recorded based on estimates of fair values, which according to applicable accounting guidance, were subject to change for twelve months following the acquisition. In connection with this transaction, the Company originally recorded $5.6 million in goodwill, which was non-deductible for tax purposes, and $2.0 million in other amortizable intangible assets.

In the second quarter of 2017, the Company recorded a measurement period adjustment to reduce the earn-out liability and goodwill by $1.2 million based on the availability of new information that provided a more reliable estimate of the most likely earn-out. Subsequent to the measurement period, later in 2017, the Company recorded a $780,000 upward adjustment to the earn-out liability with a charge to earnings. In 2018, a net downward adjustment of $32,000 was recorded to the earn-out liability with a positive credit to earnings.

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

In connection with this transaction, the Company acquired assets with a fair value of $157.2 million, including $152.2 million in loans and $3.4 million in premises and equipment. Additionally, the Company assumed $111.3 million in deposits and $0.2 million in other liabilities. In connection with the purchase, the Company recorded: i) a discount on acquired loans of $1.5 million, ii) a premium on deposits of $0.3 million, iii) a $1.2 million core deposit intangible, iv) and $5.4 million in goodwill.

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

Carolina Bank’s subsidiary bank was a North Carolina state-chartered bank with eight branches located in the North Carolina cities of Greensboro, High Point, Burlington, Winston-Salem, and Asheboro, and mortgage offices in Burlington, Hillsborough, and Sanford. The acquisition complemented the Company’s expansion into several of these high-growth markets and increased its market share in others with facilities, operations and experienced staff already in place. The Company was willing to record goodwill primarily due to the reasons just noted, as well as the positive earnings of Carolina Bank. The total merger consideration consisted of $25.3 million in cash and 3,799,471 shares of the Company’s common stock, with each share of Carolina Bank common stock being exchanged for either $20.00 in cash or 1.002 shares of the Company’s stock, subject to the total consideration being 75% stock / 25% cash. The issuance of common stock was valued at $114.5 million and was based on the Company’s closing stock price on March 3, 2017 of $30.13 per share.

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Carolina Bank were recorded based on estimates of fair values as of March 3, 2017. The Company was able to change its valuations of acquired Carolina Bank assets and liabilities for up to one year after the acquisition date by recording measurement period adjustments. The table below is a condensed balance sheet disclosing the amount assigned to each major asset and liability category of Carolina Bank on March 3, 2017, and the related fair value adjustments recorded by the Company to reflect the acquisition. The $66.5 million in goodwill that resulted from this transaction is non-deductible for tax purposes.

($ in thousands)	As Recorded by Carolina Bank	Initial Fair Value Adjustments		Measurement Period Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$81,466	(2)	(a)	—		81,464
Securities	49,629	(261)	(b)	—		49,368
Loans, gross	505,560	(5,469)	(c)	146	(l)	497,522
		(2,715)	(d)	—
Allowance for loan losses	(5,746)	5,746	(e)	—		—
Premises and equipment	17,967	4,251	(f)	(319)	(m)	21,899
Core deposit intangible	—	8,790	(g)	—		8,790
Other	34,976	(4,804)	(h)	757	(n)	30,929
Total	683,852	5,536		584		689,972

Liabilities
Deposits	$584,950	431	(i)	—		585,381
Borrowings	21,855	(2,855)	(j)	(262)	(o)	18,738
Other	12,855	225	(k)	(444)	(p)	12,636
Total	619,660	(2,199)		(706)		616,755

Net identifiable assets acquired						73,217

Total cost of acquisition
Value of stock issued		$114,478
Cash paid in the acquisition		25,279
Total cost of acquisition						139,757

Goodwill recorded related to acquisition of Carolina Bank						$66,540

Explanation of Fair Value Adjustments

(a)	This adjustment was recorded to a short-term investment to its estimated fair value.
(b)	This fair value adjustment was recorded to adjust the securities portfolio to its estimated fair value.
(c)	This fair value adjustment represents the amount necessary to reduce performing loans to their fair value due to interest rate factors and credit factors. Assuming the loans continue to perform, this amount will be amortized to increase interest income over the remaining lives of the related loans.
(d)	This fair value adjustment was recorded to write-down purchased credit impaired loans assumed in the acquisition to their estimated fair market value.
(e)	This fair value adjustment reduced the allowance for loan losses to zero as required by relevant accounting guidance.
(f)	This adjustment represents the amount necessary to increase premises and equipment from its book value on the date of acquisition to its estimated fair market value.
(g)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as expense on an accelerated basis over seven years.
(h)	This fair value adjustment primarily represents the net deferred tax liability associated with the other fair value adjustments made to record the transaction.
(i)	This fair value adjustment was recorded because the weighted average interest rate of Carolina Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount is being amortized to reduce interest expense on an accelerated basis over their remaining five year life.
(j)	This fair value adjustment was primarily recorded because the interest rate of Carolina Bank’s trust preferred securities was less than the current interest rate on similar instruments. This amount is being amortized on approximately a straight-line basis to increase interest expense over the remaining life of the related borrowing, which is 18 years.
(k)	This fair value adjustment represents miscellaneous adjustments needed to record assets and liabilities at their fair value.
(l)	This fair value adjustment was a miscellaneous adjustment to increase the initial fair value of gross loans.
(m)	This fair value adjustment relates to miscellaneous adjustment to decrease the initial fair value of premises and equipment.

(n)	This fair value adjustment relates to changes in the estimate of deferred tax assets/liabilities associated with the acquisition and a miscellaneous adjustment to decrease the initial fair value of foreclosed real estate acquired in the transaction based on newly obtained valuations.
(o)	This fair value adjustment relates to miscellaneous adjustments to decrease the initial fair value of borrowings.
(p)	This fair value adjustment related to a change in the estimate of a contingent liability.

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

For purposes of the supplemental pro forma information, merger-related expenses of $5.2 million that were recorded in the Company’s consolidated statements of income for the year ended December 31, 2017 and $4.6 million of merger-related expenses that were recorded by Carolina Bank in 2017 prior to the merger date are each included above in the pro forma presentation for 2016.

(5)	On September 1, 2017, First Bank Insurance completed the acquisition of Bear Insurance Service (“Bear Insurance”). The results of Bear Insurance are included the Company’s results beginning on the September 1, 2017 acquisition date.

Bear Insurance, an insurance agency based in Albemarle, North Carolina, with four locations in Stanly, Cabarrus, and Montgomery counties and annual commission income of approximately $4 million, and represented an opportunity to complement the Company’s insurance agency operations in these markets and the surrounding areas. Also, this acquisition provided the Company with a larger platform for leveraging insurance services throughout the Company’s bank branch network. The transaction value was $9.8 million, with the Company paying $7.9 million in cash and issuing 13,374 shares of its common stock, which had a value of approximately $0.4 million. Per the terms of the acquisition agreement, the Company also recorded an earn-out liability initially valued at $1.2 million, which will be paid as a cash distribution after a four-year period if pre-determined goals are met for the periods.

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

Asheville Savings Bank’s subsidiary bank was a North Carolina state-chartered savings bank with eight branches located in Buncombe County, North Carolina and five branches located in the counties of Henderson, Madison, McDowell and Transylvania, all in North Carolina. The acquisition complemented the Company’s existing presence in the Asheville and surrounding markets, which are high-growth and highly desired markets. The Company was willing to record goodwill primarily due to the reasons just noted, as well as the positive earnings of Asheville Savings Bank. The total merger consideration consisted of $17.9 million in cash and 4,920,061 shares of the Company’s common stock, with each share of Asheville Savings Bank common stock being exchanged for either $41.90 in cash or 1.44 shares of the Company’s stock, subject to the total consideration being 90% stock / 10% cash. The issuance of common stock was valued at $169.3 million and was based on the Company’s closing stock price on September 30, 2017 of $34.41 per share.

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Asheville Savings Bank were recorded based on estimates of fair values as of October 1, 2017. The Company was able to change its valuations of acquired Asheville Savings Bank assets and liabilities for up to one year after the acquisition date by recording measurement period adjustments. The table below is a condensed balance sheet disclosing the amount assigned to each major asset and liability category of Asheville Savings Bank on October 1, 2017, and the related fair value adjustments recorded by the Company to reflect the acquisition. The $88.7 million in goodwill that resulted from this transaction is non-deductible for tax purposes.

($ in thousands)	As Recorded by Asheville Savings Bank	Initial Fair Value Adjustments		Measurement Period Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$41,824	—		—		41,824
Securities	95,020	—		—		95,020
Loans, gross	617,159	(9,631)	(a)	—		606,180
		(1,348)	(b)	—
Allowance for loan losses	(6,685)	6,685	(c)	—		—
Presold mortgages	3,785	—		—		3,785
Premises and equipment	10,697	9,857	(d)	—		20,554
Core deposit intangible	—	9,760	(e)	120	(i)	9,880
Other	35,944	(5,851)	(f)	(777)	(j)	29,316
Total	797,744	9,472		(657)		806,559

Liabilities
Deposits	$678,707	430	(g)	—		679,137
Borrowings	20,000	—		—		20,000
Other	8,943	298	(h)	(380)	(k)	8,861
Total	707,650	728		(380)		707,998

Net identifiable assets acquired						98,561

Total cost of acquisition
Value of stock issued		$169,299
Cash paid in the acquisition		17,939
Total cost of acquisition						187,238

Goodwill recorded related to acquisition of Asheville Savings Bank						$88,677

Explanation of Fair Value Adjustments

(a)	This fair value adjustment represents the amount necessary to reduce performing loans to their fair value due to interest rate factors and credit factors. Assuming the loans continue to perform, this amount will be amortized to increase interest income over the remaining lives of the related loans.
(b)	This fair value adjustment was recorded to write-down purchased credit impaired loans assumed in the acquisition to their estimated fair market value.

(c)	This fair value adjustment reduced the allowance for loan losses to zero as required by relevant accounting guidance.
(d)	This adjustment represents the amount necessary to increase premises and equipment from its book value on the date of acquisition to its estimated fair market value.
(e)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and is being amortized as expense on an accelerated basis over seven years.
(f)	This fair value adjustment primarily represents the net deferred tax liability associated with the other fair value adjustments made to record the transaction.
(g)	This fair value adjustment was recorded because the weighted average interest rate of Asheville Savings Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount is being amortized to reduce interest expense on an accelerated basis over their remaining five year life.
(h)	This fair value adjustment represents miscellaneous adjustments needed to record assets and liabilities at their fair value.
(i)	This fair value adjustment relates to a change in the final amount of the core deposit intangible asset from the amount originally estimated.
(j)	This fair value adjustment relates to the write-down of a foreclosed property based on an updated appraisal and the related tax deferred tax asset adjustment.
(k)	This fair value adjustment was recorded to adjust the tax liability assumed on the acquisition date based on updated information.

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

For purposes of the supplemental pro forma information, merger-related expenses of $2.7 million that were recorded in the Company’s consolidated statements of income for the twelve months ended December 31, 2017 and $20.4 million of merger-related expenses that were recorded by Asheville Savings Bank in 2017 prior to the merger date are each included above in the pro forma presentation for 2016.

Note 3. Securities

The book values and approximate fair values of investment securities at December 31, 2018 and 2017 are summarized as follows:

	2018				2017
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$82,995	82,662	63	(396)	14,000	13,867	—	(133)
Mortgage-backed securities	396,995	385,551	39	(11,483)	297,690	295,213	246	(2,722)
Corporate bonds	33,751	33,138	76	(689)	33,792	34,190	512	(114)
Total available for sale	513,741	501,351	178	(12,568)	345,482	343,270	758	(2,969)

Securities held to maturity:
Mortgage-backed securities	52,048	50,241	—	(1,807)	63,829	63,092	—	(737)
State and local governments	49,189	49,665	525	(49)	54,674	55,906	1,280	(48)
Total held to maturity	$101,237	99,906	525	(1,856)	118,503	118,998	1,280	(785)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations, except for private mortgage-backed securities with a fair value of $1.0 million and $0.5 million as of December 31, 2018 and 2017, respectively.

The following table presents information regarding securities with unrealized losses at December 31, 2018:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$4,921	78	13,682	318	18,603	396
Mortgage-backed securities	82,525	351	294,305	12,939	376,830	13,290
Corporate bonds	20,704	433	5,817	256	26,521	689
State and local governments	595	1	6,641	48	7,236	49
Total temporarily impaired securities	$108,745	863	320,445	13,561	429,190	14,424

The following table presents information regarding securities with unrealized losses at December 31, 2017:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$10,897	103	2,970	30	13,867	133
Mortgage-backed securities	192,702	1,582	125,060	1,877	317,762	3,459
Corporate bonds	2,500	49	935	65	3,435	114
State and local governments	7,928	48	—	—	7,928	48
Total temporarily impaired securities	$214,027	1,782	128,965	1,972	342,992	3,754

In the above tables, all of the securities that were in an unrealized loss position at December 31, 2018 and 2017 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company evaluated the collectability of each of these bonds and concluded that there was no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

The book values and approximate fair values of investment securities at December 31, 2018, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$—	—	$2,233	2,240
Due after one year but within five years	109,205	108,303	28,488	28,766
Due after five years but within ten years	2,541	2,559	16,743	16,932
Due after ten years	5,000	4,938	1,725	1,727
Mortgage-backed securities	396,995	385,551	52,048	50,241
Total securities	$513,741	501,351	$101,237	99,906

At December 31, 2018 and 2017, investment securities with carrying values of $234,382,000 and $176,813,000, respectively, were pledged as collateral for public deposits.

The Company sold no securities in 2018, while in 2017, the Company received proceeds from sales of securities of $140,621,000 and recorded $235,000 in losses from the sales. In 2016, the Company received proceeds from sales of securities of $8,000 and recorded $3,000 in gains from the sales.

Included in “other assets” in the Consolidated Balance Sheets are cost-method investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $37,468,000 and $31,338,000 at December 31, 2018 and 2017, respectively. The FHLB stock had a cost and fair value of $20,036,000 and $19,647,000 at December 31, 2018 and 2017, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $17,432,000 and $11,691,000 at December 31, 2018 and 2017, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at December 31, 2018 was approximately 1.63, which means the Company would receive approximately 20,140 Class A shares if the stock had converted on that date. This stock does not have a readily determinable fair value and is therefore carried at its cost basis of zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.

Note 4. Loans and Asset Quality Information

Prior to September 22, 2016, the Company’s banking subsidiary, First Bank, had certain loans and foreclosed real estate that were covered by loss share agreements between the FDIC and First Bank which afforded First Bank significant loss protection - see Note 2 to the financial statements included in the Company’s 2011 Annual Report on Form 10-K for detailed information regarding FDIC-assisted purchase transactions. On September 22, 2016, the Company terminated all of the loss share agreements with the FDIC, such that all future losses and recoveries on loans and foreclosed real estate associated with the failed banks acquired through FDIC-assisted transactions began to be borne solely by First Bank.

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

($ in thousands)	Asheville Savings Bank Acquisition on October 1, 2017
Contractually required payments	$727,706
Fair value of acquired loans at acquisition date	595,167
Contractual cash flows not expected to be collected	7,000

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	December 31, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$457,037	11%	$381,130	10%
Real estate – construction, land development & other land loans	518,976	12%	539,020	13%
Real estate – mortgage – residential (1-4 family) first mortgages	1,054,176	25%	972,772	24%
Real estate – mortgage – home equity loans / lines of credit	359,162	8%	379,978	9%
Real estate – mortgage – commercial and other	1,787,022	42%	1,696,107	42%
Installment loans to individuals	71,392	2%	74,348	2%
Subtotal	4,247,765	100%	4,043,355	100%
Unamortized net deferred loan costs (fees)	1,299		(986)
Total loans	$4,249,064		$4,042,369

Loans in the amount of $3.8 billion and $3.6 billion were pledged as collateral for certain borrowings as of December 31, 2018 and December 31, 2017, respectively (see Note 10).

The loans above also include loans to executive officers and directors serving the Company at December 31, 2018 and to their associates, totaling approximately $5.7 million and $3.6 million at December 31, 2018 and 2017, respectively. During 2018, net advances on such loans were approximately $2.1 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.

At December 31, 2018 and 2017, there was a remaining unaccreted discount on the retained portion of sold SBA loans amounting to $5.7 million and $2.6 million, respectively. As of December 31, 2018 and 2017, there was a remaining accretable discount of $15.0 million and $21.5 million, respectively, related to purchased non-impaired loans. Both types of discounts are amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.

The following table presents changes in the carrying value of PCI loans.

($ in thousands) Purchased Credit Impaired Loans	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Balance at beginning of period	$23,165	514
Additions due to acquisition of Carolina Bank	—	19,254
Additions due to acquisition of Asheville Savings Bank	—	9,886
Change due to payments received and accretion	(5,799)	(6,016)
Change due to loan charge-offs	(10)	(12)
Transfers to foreclosed real estate	(4)	(69)
Other	41	(392)
Balance at end of period	$17,393	23,165

The following table presents changes in the accretable yield for PCI loans.

($ in thousands) Accretable Yield for PCI loans	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Balance at beginning of period	$4,688	—
Additions due to acquisition of Carolina Bank	—	3,617
Additions due to acquisition of Asheville Savings Bank	—	1,804
Accretion	(2,050)	(1,846)
Reclassification from (to) nonaccretable difference	849	423
Other, net	1,263	690
Balance at end of period	$4,750	4,688

During 2018, the Company received $772,000 in payments that exceeded the carrying amount of the related PCI loans, of which $493,000 was recognized as loan discount accretion income and $279,000 was recorded as additional loan interest income. During 2017, the Company received $1,064,000 in payments that exceeded the carrying amount of the related PCI loans, of which $962,000 was recognized as loan discount accretion income and $102,000 was recorded as additional loan interest income.

During 2018, the Company recorded $750,000 in interest recoveries on purchased non-impaired loans. Amounts recorded for 2016 and 2017 were not significant.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	December 31, 2018	December 31, 2017

Nonperforming assets
Nonaccrual loans	$22,575	20,968
Restructured loans - accruing	13,418	19,834
Accruing loans > 90 days past due	—	—
Total nonperforming loans	35,993	40,802
Foreclosed real estate	7,440	12,571
Total nonperforming assets	$43,433	53,373

Purchased credit impaired loans not included above (1)	$17,393	23,165

(1) In the March 3, 2017 acquisition of Carolina Bank. and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $0.6 million and $0.6 million in PCI loans at December 31, 2018 and 2017, respectively, that are contractually past due 90 days or more.

At December 31, 2018 and 2017, the Company had $0.7 million and $0.8 million in residential mortgage loans in process of foreclosure, respectively.

If the nonaccrual and restructured loans as of December 31, 2018, 2017 and 2016 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $1,616,000, $1,503,000, and $1,893,000 for nonaccrual loans and $974,000, $1,182,000, and $1,417,000, for restructured loans would have been recorded for 2018, 2017, and 2016, respectively. Interest income on such loans that was actually collected and included in net income in 2018, 2017 and 2016 amounted to approximately $765,000, $415,000, and $266,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $763,000, $885,000, and $423,000 for restructured loans, respectively. At December 31, 2018 and 2017, there were no commitments to lend additional funds to debtors whose loans were nonperforming.

The following is a summary the Company’s nonaccrual loans by major categories.

($ in thousands)	December 31, 2018	December 31, 2017
Commercial, financial, and agricultural	$919	1,001
Real estate – construction, land development & other land loans	2,265	1,822
Real estate – mortgage – residential (1-4 family) first mortgages	10,115	12,201
Real estate – mortgage – home equity loans / lines of credit	1,685	2,524
Real estate – mortgage – commercial and other	7,452	3,345
Installment loans to individuals	139	75
Total	$22,575	20,968

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2018.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$191	5	—	919	455,692	456,807
Real estate – construction, land development & other land loans	849	212	—	2,265	515,472	518,798
Real estate – mortgage – residential (1-4 family) first mortgages	14,178	1,369	—	10,115	1,022,261	1,047,923
Real estate – mortgage – home equity loans / lines of credit	1,048	254	—	1,685	355,831	358,818
Real estate – mortgage – commercial and other	709	520	—	7,452	1,768,205	1,776,886
Installment loans to individuals	359	220	—	139	70,422	71,140
Purchased credit impaired	990	138	583	—	15,682	17,393
Total	$18,324	2,718	583	22,575	4,203,565	4,247,765
Unamortized net deferred loan costs						1,299
Total loans						$4,249,064

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2017.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$89	151	—	1,001	379,241	380,482
Real estate – construction, land development & other land loans	1,154	214	—	1,822	535,423	538,613
Real estate – mortgage – residential (1-4 family) first mortgages	6,777	1,370	—	12,201	943,565	963,913
Real estate – mortgage – home equity loans / lines of credit	1,347	10	—	2,524	375,814	379,695
Real estate – mortgage – commercial and other	1,270	451	—	3,345	1,678,529	1,683,595
Installment loans to individuals	445	95	—	75	73,277	73,892
Purchased credit impaired	821	77	601	—	21,666	23,165
Total	$11,903	2,368	601	20,968	4,007,515	4,043,355
Unamortized net deferred loan fees						(986)
Total loans						$4,042,369

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2018.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Install- ment Loans to Individuals	Unallo- cated	Total

As of and for the year ended December 31, 2018

Beginning balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298
Charge-offs	(2,128)	(158)	(1,734)	(711)	(1,459)	(781)	—	(6,971)
Recoveries	1,195	4,097	833	364	1,503	309	—	8,301
Provisions	711	(4,512)	(49)	185	1,464	474	(1,862)	(3,589)
Ending balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039

Ending balances as of December 31, 2018: Allowance for loan losses
Individually evaluated for impairment	$226	134	955	48	906	—	—	2,269
Collectively evaluated for impairment	$2,661	2,109	4,143	1,608	7,070	941	110	18,642
Purchased credit impaired	$2	—	99	9	7	11	—	128

Loans receivable as of December 31, 2018:
Ending balance – total	$457,037	518,976	1,054,176	359,162	1,787,022	71,392	—	4,247,765
Unamortized net deferred loan costs								1,299
Total loans								$4,249,064

Ending balances as of December 31, 2018: Loans
Individually evaluated for impairment	$696	1,345	12,391	296	9,525	—	—	24,253
Collectively evaluated for impairment	$456,111	517,453	1,035,532	358,522	1,767,361	71,140	—	4,206,119
Purchased credit impaired	$230	178	6,253	344	10,136	252	—	17,393

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2017.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Install- ment Loans to Individuals	Unallo- cated	Total

As of and for the year ended December 31, 2017

Beginning balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	23,781
Charge-offs	(1,622)	(589)	(2,641)	(978)	(1,182)	(799)	—	(7,811)
Recoveries	1,311	2,579	1,076	333	1,027	279	—	6,605
Provisions	(407)	(1,865)	8	52	1,532	325	1,078	723
Ending balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298

Ending balances as of December 31, 2017: Allowance for loan losses
Individually evaluated for impairment	$215	18	1,099	—	232	—	—	1,564
Collectively evaluated for impairment	$2,896	2,798	4,831	1,788	6,226	950	1,972	21,461
Purchased credit impaired	$—	—	217	39	17	—	—	273

Loans receivable as of December 31, 2017:
Ending balance – total	$381,130	539,020	972,772	379,978	1,696,107	74,348	—	4,043,355
Unamortized net deferred loan fees								(986)
Total loans								$4,042,369

Ending balances as of December 31, 2017: Loans
Individually evaluated for impairment	$579	2,975	14,800	368	8,493	—	—	27,215
Collectively evaluated for impairment	$379,903	535,638	949,113	379,327	1,675,102	73,892	—	3,992,975
Purchased credit impaired	$648	407	8,859	283	12,512	456	—	23,165

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

The following table presents loans individually evaluated for impairment by class of loans, excluding purchased credit impaired loans, as of December 31, 2018.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$310	310	—	957
Real estate – mortgage – construction, land development & other land loans	485	803	—	2,366
Real estate – mortgage – residential (1-4 family) first mortgages	4,626	4,948	—	4,804
Real estate – mortgage –home equity loans / lines of credit	22	31	—	91
Real estate – mortgage –commercial and other	3,475	4,237	—	3,670
Installment loans to individuals	—	—	—	—
Total impaired loans with no allowance	$8,918	10,329	—	11,888

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$386	387	226	422
Real estate – mortgage – construction, land development & other land loans	860	864	134	385
Real estate – mortgage – residential (1-4 family) first mortgages	7,765	7,904	955	8,963
Real estate – mortgage –home equity loans / lines of credit	274	275	48	184
Real estate – mortgage –commercial and other	6,050	6,054	906	5,911
Installment loans to individuals	—	—	—	2
Total impaired loans with allowance	$15,335	15,484	2,269	15,867

Interest income recorded on impaired loans during the year ended December 31, 2018 was insignificant.

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally available and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2018.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$452,373	3,056	459	919	456,807
Real estate – construction, land development & other land loans	509,251	5,668	1,614	2,265	518,798
Real estate – mortgage – residential (1-4 family) first mortgages	1,004,457	12,238	21,113	10,115	1,047,923
Real estate – mortgage – home equity loans / lines of credit	348,792	1,688	6,653	1,685	358,818
Real estate – mortgage – commercial and other	1,750,810	14,484	4,140	7,452	1,776,886
Installment loans to individuals	70,357	231	413	139	71,140
Purchased credit impaired	8,355	5,214	3,824	—	17,393
Total	$4,144,395	42,579	38,216	22,575	4,247,765
Unamortized net deferred loan costs					1,299
Total loans					4,249,064

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2017.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$368,658	9,901	922	1,001	380,482
Real estate – construction, land development & other land loans	523,642	7,129	6,020	1,822	538,613
Real estate – mortgage – residential (1-4 family) first mortgages	905,111	16,235	30,366	12,201	963,913
Real estate – mortgage – home equity loans / lines of credit	365,982	3,784	7,405	2,524	379,695
Real estate – mortgage – commercial and other	1,647,725	23,335	9,190	3,345	1,683,595
Installment loans to individuals	73,379	222	216	75	73,892
Purchased credit impaired	6,541	12,309	4,315	—	23,165
Total	$3,891,038	72,915	58,434	20,968	4,043,355
Unamortized net deferred loan fees					(986)
Total loans					4,042,369

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

The majority of the Company’s troubled debt restructurings modified during the years ended December 31, 2018 and 2017 related to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

The following table presents information related to loans modified in a troubled debt restructuring during the years ended December 31, 2018 and 2017.

($ in thousands)	For the year ended December 31, 2018			For the year ended December 31, 2017
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	2	254	273	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	6	4,120	4,095
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	1	38	25
Real estate – construction, land development & other land loans	1	61	61	1	32	32
Real estate – mortgage – residential (1-4 family) first mortgages	3	340	350	2	262	262
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—

Total TDRs arising during period	6	$655	$684	10	$4,452	$4,414

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the years ended December 31, 2018 and 2017 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the year ended December 31, 2018		For the year ended December 31, 2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	1	$60	2	880
Real estate – mortgage – commercial and other	3	1,333	—	—

Total accruing TDRs that subsequently defaulted	4	$1,393	2	$880

Note 5. Premises and Equipment

Premises and equipment at December 31, 2018 and 2017 consisted of the following:

($ in thousands)	2018	2017

Land	$38,647	38,821
Buildings	93,794	92,337
Furniture and equipment	36,115	35,532
Leasehold improvements	2,404	2,409
Total cost	170,960	169,099
Less accumulated depreciation and amortization	(51,960)	(52,866)
Net book value of premises and equipment	$119,000	116,233

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

Note 7. Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of December 31, 2018 and December 31, 2017 and the carrying amount of unamortizable intangible assets as of those same dates.

	December 31, 2018		December 31, 2017
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$6,013	1,637	6,013	1,090
Core deposit intangibles	28,440	16,469	28,280	11,475
SBA servicing asset	5,472	1,053	2,194	207
Other	1,303	957	1,303	581
Total	$41,228	20,116	37,790	13,353

Unamortizable intangible assets:
Goodwill	$234,368		233,070

Activity related to transactions since January 1, 2017 includes the following:

(1)	In connection with the Carolina Bank acquisition on March 3, 2017, the Company recorded a net increase of $66,540,000 in goodwill and $8,790,000 in a core deposit intangible.
(2)	In connection with the September 1, 2017 acquisition of Bear Insurance Service, the Company recorded $5,330,000 in goodwill, $3,644,000 in a customer list intangible, and $271,000 in other amortizable intangible assets.
(3)	In connection with the Asheville Savings Bank acquisition on October 1, 2017, the Company recorded a net increase of $88,677,000 in goodwill and $9,880,000 in a core deposit intangible.

In addition to the above acquisition related activity, the Company recorded $3,278,000 and $1,779,000 in servicing assets associated with the guaranteed portion of SBA loans originated and sold during 2018 and 2017, respectively. During 2018 and 2017, the Company recorded $846,000 and $207,000, respectively, in related amortization expense. Servicing assets are recorded for loans, or portions thereof, that the Company has sold but continue to service for a fee. Servicing assets are recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis.

Amortization expense of all intangible assets totaled $6,763,000, $4,240,000 and $1,211,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Goodwill is evaluated for impairment on at least an annual basis – see Note 1(s). For each of the years presented, the Company’s evaluation indicated that there was no goodwill impairment.

The following table presents the estimated amortization expense related to amortizable intangible assets for each of the five calendar years ending December 31, 2023 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortizable intangible assets.

($ in thousands)	Estimated Amortization Expense
2019	$5,649
2020	4,549
2021	3,549
2022	2,459
2023	1,398
Thereafter	3,508
Total	$21,112

Note 8. Income Taxes

Total income taxes for the years ended December 31, 2018, 2017, and 2016 were allocated as follows:

($ In thousands)	2018	2017	2016

Allocated to net income	$24,189	21,767	14,624
Allocated to stockholders’ equity, for unrealized holding gain/loss on debt and equity securities for financial reporting purposes	(2,379)	321	(685)
Allocated to stockholders’ equity, for tax benefit of pension liabilities	(5)	668	(36)
Total income taxes	$21,805	22,756	13,903

The components of income tax expense for the years ended December 31, 2018, 2017, and 2016 are as follows:

($ In thousands)		2018	2017	2016

Current	- Federal	$19,188	11,286	12,827
	- State	3,187	1,996	1,679
Deferred	- Federal	1,658	7,742	16
	- State	156	743	102
Total		$24,189	21,767	14,624

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2018 and 2017 are presented below:

($ In thousands)	2018	2017

Deferred tax assets:
Allowance for loan losses	$4,917	5,448
Excess book over tax pension plan cost	92	—
Deferred compensation	367	1,220
Federal & state net operating loss and tax credit carryforwards	631	2,125
Accruals, book versus tax	3,036	2,546
Pension liability adjustments	752	748
Foreclosed real estate	715	740
Basis differences in assets acquired in FDIC transactions	1,121	1,311
Nonqualified stock options	240	248
Partnership investments	208	232
Unrealized gain on securities available for sale	2,895	517
SBA servicing asset	310	139
All other	42	42
Gross deferred tax assets	15,326	15,316
Less: Valuation allowance	(36)	(44)
Net deferred tax assets	15,290	15,272
Deferred tax liabilities:
Loan fees	(2,484)	(1,880)
Excess book over tax pension plan cost	—	(95)
Depreciable basis of fixed assets	(4,278)	(3,122)
Amortizable basis of intangible assets	(7,921)	(7,915)
FHLB stock dividends	(721)	(658)
Trust preferred securities	(528)	(616)
Purchase accounting adjustments	(122)	(2,133)
All other	—	(28)
Gross deferred tax liabilities	(16,054)	(16,447)
Net deferred tax asset (liability) - included in other assets	$(764)	(1,175)

A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related 2018 and 2017 deferred tax expense (benefit) of approximately ($2,379,000) and $321,000 respectively, has been recorded directly to shareholders’ equity. Additionally, a portion of the annual change in the net deferred tax asset relates to pension adjustments. The related 2018 and 2017 deferred tax expense (benefit) of ($5,000) and $668,000 respectively, has been recorded directly to shareholders’ equity. The change in the net deferred tax liability was also impacted by the recording of a net deferred tax liability of approximately $159,000 relating to adjustments made to acquisition transactions that occurred during the prior year. The balance of the 2018 increase in the net deferred tax liability of $1,814,000 is reflected as deferred income tax expense, and the balance of the 2017 increase in the net deferred tax liability of $8,485,000 is reflected as deferred income tax expense in the consolidated statement of income.

The valuation allowances for 2018 and 2017 relate primarily to state net operating loss carryforwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. The Company adjusted its net deferred income tax asset as a result of reductions in the North Carolina income tax rate, which reduced the state income tax rate to 3% effective January 1, 2017.

The Company had no significant uncertain tax positions, and thus no reserve for uncertain tax positions has been recorded. Additionally, the Company determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate. The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses”.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities.  The Company’s tax returns are subject to income tax audit by federal and state agencies beginning with the year 2015. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

Retained earnings at December 31, 2018 and 2017 include approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

The following is a reconcilement of federal income tax expense at the statutory rate of 21% at December 31, 2018 and 35% at December 31, 2017 and 2016, to the income tax provision reported in the financial statements.

($ In thousands)	2018	2017	2016

Tax provision at statutory rate	$23,830	23,709	14,746
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(1,117)	(1,461)	(1,202)
Low income housing and AMT tax credits	(698)	(596)	(192)
Non-deductible interest expense	27	24	16
State income taxes, net of federal benefit	2,639	1,780	1,158
Change in valuation allowance	(8)	(1)	(24)
Impact of tax reform	—	(1,269)	—
Other, net	(484)	(419)	122
Total	$24,189	21,767	14,624

On December 22, 2017, the Tax Cut and Jobs Act was signed into law. Among other things, this Act permanently reduced the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, companies were required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017. Accordingly, during the fourth quarter of 2017, the Company recorded $1.3 million in tax benefit as a result of this revaluation.

Note 9. Time Deposits and Related Party Deposits

At December 31, 2018, the scheduled maturities of time deposits were as follows:

($ in thousands)

2019	$753,537
2020	117,229
2021	48,477
2022	21,726
2023	13,136
Thereafter	817
$954,922

Deposits received from executive officers and directors and their associates totaled approximately $1.0 million and $3.8 million at December 31, 2018 and 2017, respectively. These deposit accounts have substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other non-related depositors.

As of December 31, 2018 and 2017, the Company held $503.1 million and $405.1 million, respectively, in time deposits of $250,000 or more (which is the current FDIC insurance limit for insured deposits as of December 31, 2018). Included in these deposits were brokered deposits of $239.9 million and $234.0 million at December 31, 2018 and 2017, respectively.

Note 10. Borrowings and Borrowings Availability

The following tables present information regarding the Company’s outstanding borrowings at December 31, 2018 and 2017:

Description – 2018	Due date	Call Feature	2018 Amount	Interest Rate

FHLB Term Note	1/10/2019	None	$68,000,000	2.47% fixed
FHLB Term Note	1/17/2019	None	135,000,000	2.49% fixed
FHLB Term Note	1/24/2019	None	20,000,000	2.54% fixed
FHLB Term Note	1/31/2019	None	20,000,000	2.53% fixed
FHLB Term Note	1/31/2019	None	10,000,000	2.53% fixed
FHLB Term Note	4/18/2019	None	50,000,000	2.36% fixed
FHLB Term Note	5/29/2020	None	40,000,000	1.62% fixed
FHLB Principal Reducing Credit	7/24/2023	None	210,000	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	1,065,000	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	7,500,000	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	255,000	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	61,000	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	188,000	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	188,000	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	379,000	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620,000	5.22% at 12/31/2018 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774,000	4.18% at 12/31/2018 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/07/2035	Quarterly by Company beginning 1/7/2010	10,310,000	4.44% at 12/31/2018 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2018			$409,550,000	2.68%
Unamortized discount on acquired borrowings			(2,941,000)
Total borrowings			$406,609,000

Description – 2017	Due date	Call Feature	2017 Amount	Interest Rate

FHLB Term Note	1/05/2018	None	$135,000,000	1.36% fixed
FHLB Term Note	1/29/2018	None	68,000,000	1.41% fixed
FHLB Term Note	4/18/2018	None	50,000,000	1.25% fixed
FHLB Term Note	6/26/2018	None	20,000,000	1.67% fixed
FHLB Term Note	9/28/2018	None	10,000,000	1.52% fixed
FHLB Term Note	12/24/2018	None	20,000,000	1.57% fixed
FHLB Term Note	5/29/2020	None	40,000,000	1.62% fixed
FHLB Principal Reducing Credit	7/24/2023	None	250,000	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	1,100,000	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	8,500,000	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	264,000	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	66,000	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	195,000	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	195,000	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	391,000	1.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620,000	4.08% at 12/31/2017 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774,000	2.98% at 12/31/2017 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/07/2035	Quarterly by Company beginning 1/7/2010	10,310,000	3.36% at 12/31/2017 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2017			$410,665,000	1.72%
Unamortized discount on acquired borrowings			(3,122,000)
Total borrowings			$407,543,000

All outstanding FHLB borrowings may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company’s qualifying collateral amounts to less than that required under the terms of the FHLB borrowing agreement.

In the above tables, the $20.6 million in borrowings due on January 23, 2034 relate to borrowings structured as trust preferred capital securities that were issued by First Bancorp Capital Trusts II and III ($10.3 million by each trust), which are unconsolidated subsidiaries of the Company, on December 19, 2003 and qualify as capital for regulatory capital adequacy requirements. These unsecured debt securities became callable by the Company at par on any quarterly interest payment date beginning on January 23, 2009. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70%.

In the above tables, the $25.8 million in borrowings due on June 15, 2036 relate to borrowings structured as trust preferred capital securities that were issued by First Bancorp Capital Trust IV, an unconsolidated subsidiary of the Company, on April 13, 2006 and qualify as capital for regulatory capital adequacy requirements. These unsecured debt securities became callable by the Company at par on any quarterly interest payment date beginning on June 15, 2011. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 1.39%.

In the above tables, the $10.3 million in borrowings due on January 7, 2035 relate to borrowings structured as trust preferred capital securities that were issued by Carolina Capital Trust, an unconsolidated subsidiary of the Company. The Company acquired Carolina Bank Holdings, Inc. and its subsidiary, Carolina Capital Trust, on March 3, 2017. These unsecured debt securities qualify as capital for regulatory capital adequacy requirements and became callable by the Company at par on any quarterly interest payment date beginning on January 7, 2010. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.00%.

At December 31, 2018, the Company had three sources of readily available borrowing capacity – 1) an approximately $1.04 billion line of credit with the FHLB, of which $353 million was outstanding at December 31, 2018 and $354 million was outstanding at December 31, 2017, 2) a $35 million federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2018 or 2017, and 3) an approximately $127 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2018 or 2017.

The Company’s line of credit with the FHLB totaling approximately $1.04 billion can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio. The borrowing capacity was reduced by $190 million and $198 million at December 31, 2018 and 2017, respectively, as a result of the Company pledging letters of credit for public deposits at each of those dates. Accordingly, the Company’s unused FHLB line of credit was $502 million at December 31, 2018 and $384 million at December 31, 2017.

The Company’s correspondent bank relationship allows the Company to purchase up to $35 million in federal funds on an overnight, unsecured basis (federal funds purchased). The Company had no borrowings outstanding under this line at December 31, 2018 or 2017.

The Company has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate). Based on the collateral owned by the Company as of December 31, 2018, the available line of credit was approximately $127 million. The Company had no borrowings outstanding under this line of credit at December 31, 2018 or 2017.

Note 11. Leases

Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $2.3 million in 2018, $2.3 million in 2017, and $1.5 million in 2016.

Future obligations for minimum rentals under noncancelable operating leases at December 31, 2018 are as follows:

($ in thousands)

Year ending December 31:
2019	$2,268
2020	1,973
2021	1,344
2022	869
2023	768
Thereafter	4,082
Total	$11,304

Note 12. Employee Benefit Plans

401(k) Plan. The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code. New employees who have met the age requirement are automatically enrolled in the plan at a 5% deferral rate. The automatic deferral can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan. For 2017 and 2016, the Company contributed an amount equal to the sum of 1) 100% of the employee’s salary contributed up to 3% and 2) 50% of the employee’s salary contributed between 3% and 5%. Effective January 1, 2018, the Company’s matching contribution was increased to 100% of the employee’s salary contribution up to 6%. The Company’s matching contribution expense was $3.6 million, $2.3 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Although discretionary contributions by the Company are permitted by the plan, the Company did not make any such contributions in 2018, 2017 or 2016. The Company’s matching and discretionary contributions are made according to the same investment elections each participant has established for their deferral contributions.

Pension Plan. Historically, the Company offered a noncontributory defined benefit retirement plan (the “Pension Plan”) that qualified under Section 401(a) of the Internal Revenue Code. The Pension Plan provided for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (five highest consecutive calendar years’ earnings out of the last ten years of employment) multiplied by the employee’s years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of the average social security wage base multiplied by years of service not in excess of 35 years. Benefits were fully vested after five years of service. Effective December 31, 2012, the Company froze the Pension Plan for all participants.

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. As discussed below, the contributions are invested to provide for benefits under the Pension Plan. The Company did not make any contributions to the Pension Plan in 2018, 2017 or 2016. The Company does not expect to contribute to the Pension Plan in 2019.

The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

($ in thousands)	2018	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$38,150	36,840	36,164
Service cost	—	—	—
Interest cost	1,312	1,449	1,502
Actuarial (gain) loss	(1,160)	1,941	1,288
Benefits paid	(1,948)	(2,080)	(2,114)
Benefit obligation at end of year	36,354	38,150	36,840
Change in plan assets
Plan assets at beginning of year	41,306	36,950	35,489
Actual return on plan assets	(188)	6,436	3,575
Employer contributions	—	—	—
Benefits paid	(1,948)	(2,080)	(2,114)
Plan assets at end of year	39,170	41,306	36,950

Funded status at end of year	$2,816	3,156	110

The accumulated benefit obligation related to the Pension Plan was $36,354,000, $38,150,000, and $36,840,000 at December 31, 2018, 2017, and 2016, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2018 and 2017 as it relates to the Pension Plan, excluding the related deferred tax assets.

($ in thousands)	2018	2017

Other assets	$2,816	3,156
Other liabilities	—	—
	$2,816	3,156

The following table presents information regarding the amounts recognized in accumulated other comprehensive income (“AOCI”) at December 31, 2018 and 2017, as it relates to the Pension Plan.

($ in thousands)	2018	2017

Net gain (loss)	$(4,034)	(3,925)
Prior service cost	—	—
Amount recognized in AOCI before tax effect	(4,034)	(3,925)
Tax (expense) benefit	943	1,452
Net amount recognized as increase (decrease) to AOCI	$(3,091)	(2,473)

The following table reconciles the beginning and ending balances of AOCI at December 31, 2018 and 2017, as it relates to the Pension Plan:

($ in thousands)	2018	2017

Accumulated other comprehensive loss at beginning of fiscal year	$(2,909)	(3,692)
Net gain (loss) arising during period	(143)	1,686
Amortization of unrecognized actuarial loss	34	244
Tax (expense) benefit of changes during the year, net	(73)	(711)
Accumulated other comprehensive gain (loss)	(3,091)	(2,473)
Reclassification from AOCI to Retained Earnings due to statutory tax changes	—	(436)
Accumulated other comprehensive gain (loss) at end of fiscal year	$(3,091)	(2,909)

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

($ in thousands)	2018	2017

Prepaid pension cost as of beginning of fiscal year	$7,082	5,965
Net periodic pension income (cost) for fiscal year	(231)	1,117
Actual employer contributions	—	—
Prepaid pension asset as of end of fiscal year	$6,851	7,082

Net pension (income) cost for the Pension Plan included the following components for the years ended December 31, 2018, 2017, and 2016:

($ in thousands)	2018	2017	2016

Service cost – benefits earned during the period	$—	—	—
Interest cost on projected benefit obligation	1,312	1,449	1,502
Expected return on plan assets	(1,115)	(2,810)	(2,698)
Net amortization and deferral	34	244	238
Net periodic pension (income) cost	$231	(1,117)	(958)

The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods, assuming the Pension Plan is operated on an ongoing basis.

($ in thousands)	Estimated benefit payments
Year ending December 31, 2019	$1,735
Year ending December 31, 2020	1,792
Year ending December 31, 2021	1,898
Year ending December 31, 2022	1,957
Year ending December 31, 2023	2,000
Years ending December 31, 2024-2028	10,582

The investment objective of the Company’s Pension Plan is to ensure that there are sufficient assets to fund regular pension benefits payable to employees over the long-term life of the plan. The Plan seeks to allocate plan assets in a manner that is closely duration-matched with the actuarial projected cash flows of the Plan liabilities, consistent with prudent standards for preservation of capital, tolerance of investment risk, and maintenance of liquidity. Assets of the Plan are held by Fidelity Investments (the “Trustee”).

In 2018, the Plan adopted a liability-driven investment (“LDI”) approach to help meet these objectives. The LDI strategy employs a structured fixed-income portfolio designed to reduce volatility in the Plan’s future funding requirements and funding status. This is accomplished by using a blend of high quality corporate and government fixed-income securities, with both intermediate and long-term durations. Generally, the value of these fixed income securities is inversely correlated to changes in market interest rates, which substantially offsets changes in the value of the pension benefit obligation caused by changes in the interest rate used to discount plan liabilities.

In the fourth quarter 2017, in anticipation of anticipated changes in investment objectives, the Company liquidated all investments and shifted the assets into a money market fund.

The fair values of the Company’s pension plan assets at December 31, 2018, by asset category, were as follows:

($ in thousands)
	Total Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$267	267	—	—

Investment funds
Fixed income funds	38,903	—	38,903	—
Total	$39,170	267	38,903	—

The fair values of the Company’s pension plan assets at December 31, 2017, by asset category, were as follows:

($ in thousands)
	Total Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents (money market fund)	$41,306	—	41,306	—
Total	$41,306	—	41,306	—

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2018 and 2017.

-	Cash and cash equivalents (money market fund): Valued at net asset value (“NAV”), which can be validated with a sufficient level of observable activity (i.e. purchases and sales at NAV), and therefore, the funds were classified within Level 2 of the fair value hierarchy.
-	Fixed income funds consist of commingled funds that primarily include investments in U.S. government securities and corporate bonds. The commingled funds also include an insignificant portion of investments in other asset-based securities, municipal securities, etc. The commingled funds are valued at the NAV for the units in the fund. The NAV, as provided by the Trustee, is used as practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund.

Supplemental Executive Retirement Plan. Historically, the Company sponsored a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain senior management executives of the Company. The purpose of the SERP was to provide additional monthly pension benefits to ensure that each such senior management executive would receive lifetime monthly pension benefits equal to 3% of his or her final average compensation multiplied by his or her years of service (maximum of 20 years) to the Company or its subsidiaries, subject to a maximum of 60% of his or her final average compensation. The amount of a participant’s monthly SERP benefit is reduced by (i) the amount payable under the Company’s qualified Pension Plan (described above), and (ii) 50% of the participant’s primary social security benefit. Final average compensation means the average of the five highest consecutive calendar years of earnings during the last ten years of service prior to termination of employment. The SERP is an unfunded plan. Payments are made from the general assets of the Company. Effective December 31, 2012, the Company froze the SERP to all participants.

The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2018	2017	2016
Change in benefit obligation
Projected benefit obligation at beginning of year	$5,970	5,910	5,778
Service cost	124	118	106
Interest cost	200	227	238
Actuarial (gain) loss	(102)	85	145
Benefits paid	(398)	(370)	(357)
Projected benefit obligation at end of year	5,794	5,970	5,910
Plan assets	—	—	—
Funded status at end of year	$(5,794)	(5,970)	(5,910)

The accumulated benefit obligation related to the SERP was $5,794,000, $5,970,000, and $5,910,000 at December 31, 2018, 2017, and 2016, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2018 and 2017 as it relates to the SERP, excluding the related deferred tax assets.

($ in thousands)	2018	2017

Other assets – prepaid pension asset (liability)	$(6,608)	(6,695)
Other assets (liabilities)	814	725
	$(5,794)	(5,970)

The following table presents information regarding the amounts recognized in AOCI at December 31, 2018 and 2017, as it relates to the SERP:

($ in thousands)	2018	2017

Net gain (loss)	$814	725
Prior service cost	—	—
Amount recognized in AOCI before tax effect	814	725
Tax (expense) benefit	(190)	(268)
Net amount recognized as increase (decrease) to AOCI	$624	457

The following table reconciles the beginning and ending balances of AOCI at December 31, 2018 and 2017, as it relates to the SERP:

($ in thousands)	2018	2017

Accumulated other comprehensive income at beginning of fiscal year	$457	533
Net gain (loss) arising during period	102	(85)
Prior service cost	—	—
Amortization of unrecognized actuarial loss	(13)	(34)
Amortization of prior service cost and transition obligation	—	—
Tax benefit (expense) related to changes during the year, net	78	43
Accumulated other comprehensive income (loss) at end of fiscal year	$624	457

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2018	2017

Prepaid pension cost (liability) as of beginning of fiscal year	$(6,695)	(6,754)
Net periodic pension cost for fiscal year	(311)	(311)
Benefits paid	398	370
Prepaid pension cost (liability) as of end of fiscal year	$(6,608)	(6,695)

Net pension cost for the SERP included the following components for the years ended December 31, 2018, 2017, and 2016:

($ in thousands)	2018	2017	2016

Service cost – benefits earned during the period	$124	118	106
Interest cost on projected benefit obligation	200	227	238
Net amortization and deferral	(13)	(34)	(35)
Net periodic pension cost	$311	311	309

The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2019	$411
Year ending December 31, 2020	408
Year ending December 31, 2021	401
Year ending December 31, 2022	391
Year ending December 31, 2023	380
Years ending December 31, 2024-2028	1,970

Assumptions used in both Plans

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2018, 2017, and 2016:

	2018		2017		2016
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	3.46%	3.46%	3.97%	3.97%	4.17%	4.17%
Discount rate used to calculate end of year liability disclosures	4.08%	3.92%	3.46%	3.46%	3.97%	3.97%
Expected long-term rate of return on assets	2.75%	n/a	7.75%	n/a	7.75%	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

The Company’s discount rate policy is based on a calculation of the Company’s expected pension payments, with those payments discounted using the Citigroup Pension Index yield curve.

For each of the years ended December 31, 2017 and 2016, the Company used an expected long-term rate of return on assets assumption of 7.75%. The Company arrived at this rate based primarily on a third-party investment consulting firm’s historical analysis of investment returns, which indicated that the mix of the Pension Plan’s assets (generally 75% equities and 25% fixed income) could be expected to return approximately 7.75% on a long term basis.

As discussed previously, in 2018, the Company changed investment strategies, which resulted in the expected return on assets being adjusted to 2.75% for the year.

Note 13. Commitments, Contingencies, and Concentrations of Credit Risk

See Note 11 with respect to future obligations under noncancelable operating leases.

In the normal course of the Company’s business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit that are not reflected in the financial statements. The following table presents the Company’s outstanding loan commitments at December 31, 2018.

($ in thousands)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$209,726	460,377	670,103
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	149,898	468,793	618,691
Total	$359,624	929,170	1,288,794

At December 31, 2018 and 2017, the Company had $15.7 million and $15.2 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a stand-alone obligation made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the standby letter of credit. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past two years, the Company has only had to honor a minimal amount of standby letters of credit, which have been or are being repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.

The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company.

The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Alamance, Beaufort, Bladen, Brunswick, Buncombe, Cabarrus, Carteret, Chatham, Columbus, Cumberland, Dare, Davidson, Duplin, Forsyth, Guilford, Harnett, Henderson, Iredell, Lee, Madison, McDowell, Mecklenburg, Montgomery, Moore, New Hanover, Onslow, Pitt, Randolph, Richmond, Robeson, Rockingham, Rowan, Scotland, Stanly, Transylvania and Wake Counties in North Carolina, and Chesterfield, Dillon, and Florence Counties in South Carolina. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

The Company’s loan portfolio is not concentrated in loans to any single borrower or to a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, the Company monitors exposure to credit risk that could arise from potential concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Bank makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. The Company has determined that there is no concentration of credit risk associated with its lending policies or practices.

The Company’s investment portfolio consists principally of obligations of government-sponsored enterprises, mortgage-backed securities guaranteed by government-sponsored enterprises, corporate bonds, and general obligation municipal securities. The Company also holds stock with the Federal Reserve Bank and the Federal Home Loan Bank as a requirement for membership in the system. The following are the fair values at December 31, 2018 of securities to any one issuer/guarantor that exceed $5.0 million, with such amounts representing the maximum amount of credit risk that the Company would incur if the issuer did not repay the obligation.

($ in thousands) Issuer	Amortized Cost	Fair Value
Fannie Mae – mortgage-backed securities	$191,839	186,735
Ginnie Mae – mortgage-backed securities	127,358	123,593
Freddie Mac – mortgage-backed securities	98,608	95,285
Federal Home Loan Bank System - bonds	70,495	70,421
Small Business Administration securities	26,878	25,977
Federal Home Loan Bank of Atlanta - common stock	20,036	20,036
Federal Reserve Bank - common stock	17,432	17,432
Bank of America corporate bonds	7,000	6,879
Citigroup, Inc. corporate bonds	6,028	5,921
Goldman Sachs Group Inc. corporate bond	5,073	4,937
JP Morgan Chase corporate bond	5,018	4,904
Federal Farm Credit Bank – bond	5,000	4,921
Fannie Mae – bond	5,000	4,871

The Company primarily places its deposits and correspondent accounts with the Federal Home Loan Bank of Atlanta, the FRB, and Pacific Coast Bankers Bank (“PCBB”). At December 31, 2018, the Company had deposits in the Federal Home Loan Bank of Atlanta totaling $135.4 million, deposits of $246.2 million in the Federal Reserve Bank, and deposits of $0.2 million in PCBB. None of the deposits held at the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank are FDIC-insured, however the Federal Reserve Bank is a government entity and therefore risk of loss is minimal. The deposits held at PCBB are FDIC-insured up to $250,000.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2018.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$82,662	—	82,662	—
Mortgage-backed securities	385,551	—	385,551	—
Corporate bonds	33,138	—	33,138	—
Total available for sale securities	$501,351	—	501,351	—

Nonrecurring
Impaired loans	$13,071	—	—	13,071
Foreclosed real estate	7,440	—	—	7,440

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans	$ 13,071	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	7,440	Appraised value; List or contract price	Discounts to reflect current market conditions and estimated costs to sell	0-10%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the years ended December 31, 2018 or 2017.

For the year ended December 31, 2018, the decrease in the fair value of securities available for sale was $10,179,000, and for the year ended December 31, 2017, the increase in the fair value of securities available for sale was $639,000, which is included in other comprehensive income (net of tax benefit of $2,379,000 and tax expense of $234,000, for 2018 and 2017, respectively). Fair value measurement methods at December 31, 2018 and 2017 are consistent with those used in prior reporting periods.

As discussed in Note 1(r), the Company is required to disclose estimated fair values for its financial instruments. Fair value estimates as of December 31, 2018 and 2017 and limitations thereon are set forth below for the Company’s financial instruments. See Note 1(r) for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

		December 31, 2018		December 31, 2017
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$56,050	56,050	114,301	114,301
Due from banks, interest-bearing	Level 1	406,848	406,848	375,189	375,189
Securities available for sale	Level 2	501,351	501,351	343,270	343,270
Securities held to maturity	Level 2	101,237	99,906	118,503	118,998
Presold mortgages in process of settlement	Level 1	4,279	4,279	12,459	12,459
Total loans, net of allowance	Level 3	4,228,025	4,181,139	4,019,071	4,010,551
Accrued interest receivable	Level 1	16,004	16,004	14,094	14,094
Bank-owned life insurance	Level 1	101,878	101,878	99,162	99,162
SBA Servicing Asset	Level 3	4,419	4,617	1,987	1,987

Deposits	Level 2	4,659,339	4,653,522	4,406,955	4,401,757
Borrowings	Level 2	406,609	402,556	407,543	397,903
Accrued interest payable	Level 2	1,976	1,976	1,235	1,235

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

Note 15. Equity-Based Compensation Plans

The Company recorded total stock-based compensation expense of $1,569,000, $1,095,000 and $714,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Of the $1,569,000 in expense that was recorded in 2018, approximately $352,000 related to the June 1, 2018 director grants discussed below, and is classified as “other operating expenses” in the Consolidated Statements of Income. The remaining $1,217,000 in expense relates to the employee grants discussed below and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $367,000, $405,000, and $264,000 of income tax benefits related to stock based compensation expense in the income statement for the years ended December 31, 2018, 2017, and 2016, respectively.

At December 31, 2018, the Company had the following equity-based compensation plans: the First Bancorp 2014 Equity Plan and the First Bancorp 2007 Equity Plan. The Company’s shareholders approved each plan. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of December 31, 2018, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 750,707 shares remaining available for grant.

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

Recent equity grants have been restricted stock with service vesting conditions only. Compensation expense for these grants is recorded over the requisite service periods. No compensation cost is recognized for grants that do not vest and any previously recognized compensation cost is reversed at forfeiture. The Company issues new shares of common stock when options are exercised.

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

As it relates to director equity grants, the Company typically grants shares of common stock to each non-employee director (currently 11 in total) in June of each year. On June 1, 2018, the Company granted 8,393 shares of common stock to non-employee directors (763 shares per director), at a fair market value of $41.93 per share, which was the closing price of the Company’s common stock on that date, which resulted in $352,000 in expense. On June 1, 2017, the Company granted 11,190 shares of common stock to non-employee directors (1,119 shares per director), at a fair market value of $28.59 per share, which was the closing price of the Company’s common stock on that date, which resulted in $320,000 in expense.

The Company’s senior officers receive their annual bonus earned under the Company’s annual incentive plan in a mix of 50% cash and 50% stock, with the stock being subject to a three year vesting term. In the last three years, a total of 54,529 shares of restricted stock have been granted related to performance in the preceding fiscal years (net of an immaterial amount of forfeitures). Total compensation expense associated with those grants was $1,410,000 and is being recognized over the respective vesting periods. The Company recorded $293,000, $282,000 and $220,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

In the last three years, the Compensation Committee of the Company’s Board of Directors also granted 117,704 shares of stock to various employees of the Company to promote retention. The total value associated with these grants amounted to $3,621,000, and is being recorded as expense over their three year vesting periods. For 2018, 2017, and 2016, total compensation expense related to these grants was $924,000, $491,000, and $366,000, respectively. All grants were issued based on the closing price of the Company’s common stock on the date of the grant.

Based on the vesting schedules of the shares of restricted stock currently outstanding, the Company expects to record $1,218,000 in stock-based compensation expense in 2019.

The following table presents information regarding the activity during 2016, 2017, and 2018 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock

Nonvested at January 1, 2016	55,329	$17.31

Granted during the period	65,255	19.40
Vested during the period	(28,794)	17.79
Forfeited or expired during the period	—	—

Nonvested at December 31, 2016	91,790	$18.65

Granted during the period	48,322	31.05
Vested during the period	(28,514)	20.05
Forfeited or expired during the period	(8,535)	18.34

Nonvested at December 31, 2017	103,063	$24.08

Granted during the period	66,060	40.04
Vested during the period	(35,703)	22.82
Forfeited or expired during the period	(4,169)	29.99

Nonvested at December 31, 2018	129,251	$32.39

In years prior to 2010, stock options were the primary form of equity grant utilized by the Company. The stock options had a term of ten years. In a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

At December 31, 2018, there were 9,000 stock options outstanding related to the Company’s two equity-based plans, all with an exercise price of $14.35 and an exercise date of June 1, 2019.

The following table presents information regarding the activity since January 1, 2016 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2016	117,408	$18.12

Granted	—	—
Exercised	(23,710)	15.84		$81,894
Forfeited	—	—
Expired	(33,750)	21.39

Balance at December 31, 2016	59,948	$17.18

Granted	—	—
Exercised	(21,259)	19.16		$236,584
Forfeited	—	—
Expired	—	—

Balance at December 31, 2017	38,689	$16.09

Granted	—	—
Exercised	(29,689)	16.61		$659,743
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2018	9,000	$14.53	0.42	$163,038

Exercisable at December 31, 2018	9,000	$14.53	0.42	$163,038

In 2018, 2017 and 2016, the Company received $324,000, $287,000 and $375,000, respectively, as a result of stock option exercises.

Note 16. Regulatory Restrictions

The Company is regulated by the Board of Governors of the FRB and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the FRB and the North Carolina Commissioner of Banks.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized.”) As of December 31, 2018, approximately $582,000,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

The average reserve balance maintained by the Bank under the requirements of the FRB was approximately $3,553,000 for the year ended December 31, 2018.

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

In 2013, the FRB approved final rules implementing the Basel Committee on Banking Supervision capital guidelines, referred to a “Basel III.” The final rules established a new “Common Equity Tier I” ratio; new higher capital ratio requirements, including a capital conservation buffer; narrowed the definitions of capital; imposed new operating restrictions on banking organizations with insufficient capital buffers; and increased the risk weighting of certain assets. The final rules became effective January 1, 2015 for the Company. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk weighted assets, and will increase each year until fully implemented at 2.5% in January 1, 2019. The capital conservation buffer requirement at December 31, 2018 was 1.875%.

As of December 31, 2018, the capital standards require the Company to maintain minimum ratios of “Common Equity Tier I” capital to total risk-weighted assets, “Tier I” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common Equity Tier I capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier I capital is comprised of Common Equity Tier I capital plus Additional Tier I Capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

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

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as “well capitalized,” which are presented with the minimum ratios, the Company’s ratios and the Bank’s ratios as of December 31, 2018 and 2017 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework. There are no conditions or events since that notification that management believes have changed the Company’s classification.

Also see Note 19 for discussion of preferred stock transactions that have affected the Company’s capital ratios.

	Actual		Fully Phased-In Regulatory Guidelines Minimum		To Be Well Capitalized Under Current Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2018
Common Equity Tier I Capital Ratio
Company	$535,566	12.28%	$305,287	7.00%	$	N/A	N/A
Bank	586,053	13.44%	305,163	7.00%		283,366	6.50%
Total Capital Ratio
Company	609,428	13.97%	457,930	10.50%		N/A	N/A
Bank	607,717	13.94%	457,745	10.50%		435,948	10.00%
Tier I Capital Ratio
Company	587,764	13.48%	370,705	8.50%		N/A	N/A
Bank	586,053	13.44%	370,555	8.50%		348,758	8.00%
Leverage Ratio
Company	587,764	10.47%	224,014	4.00%		N/A	N/A
Bank	586,053	10.45%	224,406	4.00%		280,508	5.00%

As of December 31, 2017
Common Equity Tier I Capital Ratio
Company	$456,826	10.72%	$298,406	7.00%	$	N/A	N/A
Bank	507,496	11.91%	298,277	7.00%		276,972	6.50%
Total Capital Ratio
Company	532,907	12.50%	447,609	10.50%		N/A	N/A
Bank	531,612	12.48%	447,416	10.50%		426,111	10.00%
Tier I Capital Ratio
Company	508,791	11.94%	362,350	8.50%		N/A	N/A
Bank	507,496	11.91%	362,194	8.50%		340,889	8.00%
Leverage Ratio
Company	508,791	9.58%	212,536	4.00%		N/A	N/A
Bank	507,496	9.57%	212,224	4.00%		265,281	5.00%

Note 17. Supplementary Income Statement Information

Components of other noninterest income/expense exceeding 1% of total income for any of the years ended December 31, 2018, 2017, and 2016 are as follows:

($ in thousands)	2018	2017	2016

Other service charges, commissions, and fees – debit card interchange income	$10,466	7,732	6,564
Other service charges, commissions, and fees – other interchange income	4,140	3,722	3,018

Other operating expenses – dues and subscriptions (includes software subscriptions)	3,431	1,889	1,604
Other operating expenses – credit/debit card processing expense	3,411	2,797	2,296
Other operating expenses – data processing expense	3,234	2,910	2,010
Other operating expenses – marketing	3,065	2,549	1,999
Other operating expenses – telephone and data line expense	3,024	2,470	2,311
Other operating expenses – stationery and supplies	2,582	2,399	2,066
Other operating expenses – FDIC insurance expense	2,333	2,350	2,009
Other operating expenses – outside consultants	1,820	2,511	1,700
Other operating expenses – repossession and collection	1,366	1,736	1,842

Note 18. Condensed Parent Company Information

Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2018	2017
Assets
Cash on deposit with bank subsidiary	$5,544	4,535
Investment in wholly-owned subsidiaries, at equity	816,648	745,669
Premises and Equipment	7	7
Other assets	—	—
Total assets	822,199	750,211

Liabilities and shareholders’ equity
Trust preferred securities	53,902	53,758
Other liabilities	4,067	3,474
Total liabilities	57,969	57,232

Shareholders’ equity	764,230	692,979

Total liabilities and shareholders’ equity	$822,199	750,211

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2018	2017	2016

Dividends from wholly-owned subsidiaries	$15,525	52,732	9,000
Earnings of wholly-owned subsidiaries, net of dividends	77,050	(4,793)	20,517
Interest expense	(2,498)	(1,867)	(1,216)
All other income and expenses, net	(788)	(100)	(792)
Net income	89,289	45,972	27,509

Preferred stock dividends	—	—	(175)

Net income available to common shareholders	$89,289	45,972	27,334

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2018	2017	2016

Operating Activities:
Net income	$89,289	45,972	27,509
Excess of dividends over earnings of subsidiaries (Equity in undistributed earnings of subsidiaries)	(77,050)	4,793	(20,517)
Decrease (increase) in other assets	(13)	283	15
Increase (decrease) in other liabilities	146	(67)	130
Total – operating activities	12,372	50,981	7,137

Investing Activities:
Downstream cash investment to subsidiary	—	(9,000)	—
Note receivable proceeds received	—	3,054	—
Proceeds from sales of investments	—	174	—
Net cash paid in acquisitions	—	(37,664)	—
Total - investing activities	—	(43,436)	—

Financing Activities:
Payment of preferred and common cash dividends	(11,281)	(7,596)	(6,632)
Proceeds from issuance of common stock	324	287	375
Stock withheld for payment of taxes	(406)	(231)	(166)
Total - financing activities	(11,363)	(7,540)	(6,423)
Net increase (decrease) in cash	1,009	5	714
Cash, beginning of year	4,535	4,530	3,816
Cash, end of year	$5,544	4,535	4,530

Note 19. Shareholders’ Equity

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

The Series C Preferred Stock paid a dividend per share equal to that of the Company’s common stock. The Company accrued approximately $175,000 in preferred dividend payments for the Series C Preferred Stock during 2016.

Rabbi Trust Obligation

With the acquisition of Carolina Bank in March 2017, the Company assumed a deferred compensation plan for certain members of Carolina Bank’s board of directors that is fully funded by Company stock, which was valued at $7.7 million on the date of acquisition. Subsequent to the acquisition in 2017, approximately $4.5 million of the deferred compensation has been paid to the plan participants. The balances of the related asset and liability were each $3.2 million at December 31, 2018, both of which are presented as components of shareholders’ equity.

Note 20. Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for years ended December 31, 2018, 2017, and 2016. Items outside the scope of ASC 606 are noted as such.

	For the Years Ended December 31,
($ in thousands)	2018	2017	2016

Service charges on deposit accounts	$12,690	11,862	10,571
Other service charges, commissions, and fees:
Interchange income	14,606	11,454	9,582
Other fees	5,339	3,156	2,331
Fees from presold mortgage loans (1)	2,735	5,695	2,033
Commissions from sales of insurance and financial products:
Insurance income	6,038	3,148	1,763
Wealth management income	2,693	2,152	2,027
SBA consulting fees	4,675	4,024	3,199
SBA loan sale gains (1)	10,366	5,479	1,433
Bank-owned life insurance income (1)	2,534	2,321	2,052
Foreclosed property gains (losses), net	(565)	(531)	(625)
FDIC indemnification asset income (expense), net (1)	—	—	(10,255)
Securities gains (losses), net (1)	—	(235)	3
Gain on branch sale (1)	—	—	1,466
Other gains (losses), net (1)	723	383	(29)
Total noninterest income	$61,834	48,908	25,551

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Bancorp and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, PLLC

We have served as the Company’s auditor since 2005.

Charlotte, North Carolina

March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Bancorp

Opinion on the Internal Control Over Financial Reporting

We have audited First Bancorp and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements and our report dated March 1, 2019 expressed an unqualified opinion.

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

March 1, 2019

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on Management’s evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2018.

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

Elliott Davis, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2018, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2018, as stated in their report, which is included in Item 8 hereof.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2018 that were reasonably likely to materially affect our internal control over financial reporting.

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

Additional Information Regarding the Registrant’s Equity Compensation Plans

At December 31, 2018, the Company had two equity-based compensation plans. The Company’s 2014 Equity Plan is the only plan under which new grants of equity-based awards are possible.

The following table presents information as of December 31, 2018 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity-based compensation plans. At December 31, 2018, the Company had no warrants or stock appreciation rights outstanding under any compensation plans.

	As of December 31, 2018
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	9,000	$14.35	750,707
Equity compensation plans not approved by security holders	—	—	—
Total	9,000	$14.35	750,707

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

2.a	Purchase and Assumption Agreement dated as of March 3, 2016 between First Bank (as Seller) and First Community Bank (as Purchaser) was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.b	Purchase and Assumption Agreement dated as of March 3, 2016 between First Community Bank (as Seller) and First Bank (as Purchaser) was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.c	Merger Agreement between First Bancorp and Carolina Bank Holdings, Inc. dated June 21, 2016 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016, and is incorporated herein by reference.

2.d	Merger Agreement between First Bancorp and ASB Bancorp, Inc. dated May 1, 2017 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 1, 2017, and is incorporated herein by reference.

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 9, 2018, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

10.a	Form of Indemnification Agreement between the Company and its Directors and Officers was filed as Exhibit 10.a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and is incorporated herein by reference.

10.b	First Bancorp Senior Management Supplemental Executive Retirement Plan. (*)

10.c	First Bancorp 2007 Equity Plan was filed as Appendix B to the Registrant's Form Def 14A filed on March 27, 2007, and is incorporated herein by reference. (*)

10.d	First Bancorp 2014 Equity Plan was filed as Appendix B to the Registrant’s Form Def 14A filed on April 4, 2014, and is incorporated herein by reference. (*)

10.e	First Bancorp Long Term Care Insurance Plan was filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (*)

10.f	Advances and Security Agreement with the Federal Home Loan Bank of Atlanta dated February 15, 2005 was attached as Exhibit 99(a) to the Company’s Current Report on Form 8-K filed on February 22, 2005, and is incorporated herein by reference.

10.g	Form of Stock Option and Performance Unit Award Agreement was filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 23, 2008, and is incorporated herein by reference. (*)

10.h	Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K was filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as is incorporated herein by reference. (*)

10.i	First Bancorp Employees’ Pension Plan, including amendments, was filed as Exhibit 10.v to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated herein by reference. (*)

10.j	Employment Agreement between the Company and Richard H. Moore dated August 28, 2012 was filed as Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and is incorporated herein by reference. Amendments to this agreement were filed in the Company’s Current Reports on Form 8-K filed on March 9, 2017 and February 9, 2018 and are incorporated herein by reference. (*)

10.k	Employment Agreement between the Company and Michael G. Mayer dated March 10, 2014 was filed as Exhibit 10.z to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference. (*)

10.l	Amendment to the First Bancorp Senior Management Supplemental Executive Retirement Plan dated March 11, 2014 was filed as Exhibit 10.aa to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference. (*)

10.m	Employment Agreement between the Company and Eric P. Credle dated November 7, 2014 was filed as Exhibit 10.a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and is incorporated herein by reference. (*)

10.n	The Company’s Annual Incentive Plan for certain employees and executive officers was filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on March 2, 2015, and is incorporated herein by reference. (*)

10.o	The Executive Nonqualified Excess Plan Document was filed as Exhibit 10.q to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and is incorporated herein by reference. (*)

10.p	The Executive Nonqualified Excess Plan Adoption Agreement dated January 30, 2017 was filed as Exhibit 10.r to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and is incorporated herein by reference. (*)

10.q	The Executive Nonqualified Excess Plan Adoption Agreement dated February 26, 2018 was filed as Exhibit 10.s to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and is incorporated herein by reference. (*)

21	List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm, Elliott Davis, PLLC

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

______________
(b)	Exhibits - see (a)(3) above.

(c)	No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southern Pines, and State of North Carolina, on the 1st day of March 2019.

First Bancorp

By: /s/ Richard H. Moore

Richard H. Moore

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers

/s/ Richard H. Moore Richard H. Moore Chief Executive Officer March 1, 2019	/s/ Eric P. Credle Eric P. Credle Executive Vice President Chief Financial Officer (Principal Accounting Officer) March 1, 2019

Board of Directors

/s/ James C. Crawford, III James C. Crawford, III Chairman of the Board Director March 1, 2019	/s/ Michael G. Mayer Michael G. Mayer Director March 1, 2019

/s/ Donald H. Allred Donald H. Allred Director March 1, 2019	/s/ Richard H. Moore Richard H. Moore Director March 1, 2019
/s/ Daniel T. Blue, Jr. Daniel T. Blue, Jr. Director March 1, 2019	/s/ Thomas F. Phillips Thomas F. Phillips Director March 1, 2019

/s/ Mary Clara Capel Mary Clara Capel Director March 1, 2019	/s/ O. Temple Sloan, III O. Temple Sloan, III Director March 1, 2019

/s/ Suzanne DeFerie Suzanne DeFerie Director March 1, 2019	/s/ Frederick L. Taylor II Frederick L. Taylor II Director March 1, 2019

/s/ Abby J. Donnelly Abby J. Donnelly Director March 1, 2019	/s/ Virginia C. Thomasson Virginia C. Thomasson Director March 1, 2019

/s/ John B. Gould John B. Gould Director March 1, 2019	/s/ Dennis A. Wicker Dennis A. Wicker Director March 1, 2019