Form 10-Q
period 2019-03-31
FIRST BANCORP /NC/
filed 2019-05-10
CIK 811589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

☒ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer	☐ Smaller Reporting Company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered:
Common Stock, No Par Value	FBNC	The Nasdaq Global Select Market

The number of shares of the registrant's Common Stock outstanding on April 30, 2019 was 29,746,455.

INDEX

FIRST BANCORP AND SUBSIDIARIES

Index

FORWARD-LOOKING STATEMENTS

Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2018 Annual Report on Form 10-K.

Index

Part I. Financial Information

Item 1 - Financial Statements

First Bancorp and Subsidiaries

Consolidated Balance Sheets

($ in thousands)	March 31, 2019 (unaudited)	December 31, 2018	March 31, 2018 (unaudited)
ASSETS
Cash and due from banks, noninterest-bearing	$80,620	56,050	78,217
Due from banks, interest-bearing	366,187	406,848	448,515
Total cash and cash equivalents	446,807	462,898	526,732

Securities available for sale	639,609	501,351	341,001
Securities held to maturity (fair values of $90,280, $99,906, and $111,201)	90,903	101,237	112,058

Presold mortgages in process of settlement	3,318	4,279	6,029

Loans	4,303,787	4,249,064	4,113,785
Allowance for loan losses	(21,095)	(21,039)	(23,298)
Net loans	4,282,692	4,228,025	4,090,487

Premises and equipment	137,725	119,000	115,542
Accrued interest receivable	16,516	16,004	13,270
Goodwill	234,368	234,368	231,681
Other intangible assets	20,081	21,112	24,079
Foreclosed real estate	6,390	7,440	11,307
Bank-owned life insurance	102,524	101,878	99,786
Other assets	69,315	66,524	69,555
Total assets	$6,050,248	5,864,116	5,641,527

LIABILITIES
Deposits: Noninterest bearing checking accounts	$1,390,516	1,320,131	1,227,608
Interest bearing checking accounts	922,254	916,374	896,189
Money market accounts	1,079,002	1,035,523	1,035,261
Savings accounts	417,812	432,389	445,405
Time deposits of $100,000 or more	726,192	690,922	606,313
Other time deposits	261,462	264,000	284,932
Total deposits	4,797,238	4,659,339	4,495,708
Borrowings	406,125	406,609	407,059
Accrued interest payable	2,341	1,976	1,306
Other liabilities	56,405	31,962	31,804
Total liabilities	5,262,109	5,099,886	4,935,877

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none, none, and none	—	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 29,746,455, 29,724,874, and 29,660,990 shares	434,948	434,453	433,305
Retained earnings	360,455	341,738	282,038
Stock in rabbi trust assumed in acquisition	(3,245)	(3,235)	(3,588)
Rabbi trust obligation	3,245	3,235	3,588
Accumulated other comprehensive income (loss)	(7,264)	(11,961)	(9,693)
Total shareholders’ equity	788,139	764,230	705,650
Total liabilities and shareholders’ equity	$6,050,248	5,864,116	5,641,527

See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans	$53,960	50,170
Interest on investment securities:
Taxable interest income	4,737	2,586
Tax-exempt interest income	337	380
Other, principally overnight investments	2,701	1,925
Total interest income	61,735	55,061

INTEREST EXPENSE
Savings, checking and money market accounts	2,009	979
Time deposits of $100,000 or more	3,178	1,411
Other time deposits	390	283
Borrowings	2,797	1,881
Total interest expense	8,374	4,554

Net interest income	53,361	50,507
Provision (reversal) for loan losses	500	(3,659)
Net interest income after provision for loan losses	52,861	54,166

NONINTEREST INCOME
Service charges on deposit accounts	2,945	3,263
Other service charges, commissions and fees	5,248	4,485
Fees from presold mortgage loans	545	859
Commissions from sales of insurance and financial products	2,029	1,940
SBA consulting fees	1,263	1,141
SBA loan sale gains	2,062	3,802
Bank-owned life insurance income	646	623
Foreclosed property gains (losses), net	(245)	(288)
Other gains (losses), net	82	4
Total noninterest income	14,575	15,829

NONINTEREST EXPENSES
Salaries expense	18,965	19,398
Employee benefits expense	4,588	4,607
Total personnel expense	23,553	24,005
Occupancy expense	2,754	2,802
Equipment related expenses	1,369	1,252
Merger and acquisition expenses	110	2,761
Intangibles amortization expense	1,332	1,560
Other operating expenses	10,153	11,106
Total noninterest expenses	39,271	43,486

Income before income taxes	28,165	26,509
Income tax expense	5,880	5,836

Net income available to common shareholders	$22,285	20,673

Earnings per common share:
Basic	$0.75	0.70
Diluted	0.75	0.70

Dividends declared per common share	$0.12	0.10

Weighted average common shares outstanding:
Basic	29,587,217	29,533,869
Diluted	29,743,395	29,624,150

See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
($ in thousands-unaudited)	2019	2018

Net income	$22,285	20,673
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	5,903	(7,290)
Tax (expense) benefit	(1,380)	1,703
Postretirement Plans:
Amortization of unrecognized net actuarial loss	228	52
Tax benefit	(54)	(12)
Other comprehensive income (loss)	4,697	(5,547)

Comprehensive income	$26,982	15,126

See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

($ in thousands, except per share - unaudited)	Common Stock		Retained	Stock in Rabbi Trust Assumed in Acquisi-	Rabbi Trust	Accumulated Other Compre- hensive Income	Total Share- holders’
	Shares	Amount	Earnings	tion	Obligation	(Loss)	Equity

Balances, January 1, 2018	29,639	$432,794	264,331	(3,581)	3,581	(4,146)	692,979

Net income			20,673				20,673
Cash dividends declared ($0.10 per common share)			(2,966)				(2,966)
Change in Rabbi Trust Obligation				(7)	7		—
Stock option exercises	8	108					108
Stock-based compensation	14	403					403
Other comprehensive income (loss)						(5,547)	(5,547)

Balances, March 31, 2018	29,661	$433,305	282,038	(3,588)	3,588	(9,693)	705,650

Balances, January 1, 2019	29,725	$434,453	341,738	(3,235)	3,235	(11,961)	764,230

Net income			22,285				22,285
Cash dividends declared ($0.12 per common share)			(3,568)				(3,568)
Change in Rabbi Trust Obligation				(10)	10		—
Stock-based compensation	24	586					586
Stock withheld for payment of taxes	(3)	(91)					(91)
Other comprehensive income (loss)						4,697	4,697

Balances, March 31, 2019	29,746	$434,948	360,455	(3,245)	3,245	(7,264)	788,139

See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2019	2018
Cash Flows From Operating Activities
Net income	$22,285	20,673
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	500	(3,659)
Net security premium amortization	459	685
Loan discount accretion	(1,419)	(2,111)
Other purchase accounting accretion and amortization, net	(13)	(71)
Foreclosed property (gains) losses and write-downs, net	245	288
Other losses (gains)	(82)	(4)
Increase in net deferred loan costs	(325)	(786)
Depreciation of premises and equipment	1,468	1,445
Amortization of operating lease right-of-use assets	475	—
Repayments of lease obligations	(455)	—
Stock-based compensation expense	403	231
Amortization of intangible assets	1,332	1,560
Fees/gains from sale of presold mortgages and SBA loans	(2,607)	(4,661)
Origination of presold mortgage loans in process of settlement	(19,025)	(33,834)
Proceeds from sales of presold mortgage loans in process of settlement	20,506	40,945
Origination of SBA loans for sale	(38,329)	(63,040)
Proceeds from sales of SBA loans	30,678	50,996
(Increase) decrease in accrued interest receivable	(512)	824
(Increase) decrease in other assets	(4,194)	2,142
Increase in accrued interest payable	365	71
Increase (decrease) in other liabilities	5,254	(6,279)
Net cash provided by operating activities	17,009	5,415

Cash Flows From Investing Activities
Purchases of securities available for sale	(161,892)	(13,182)
Proceeds from maturities/issuer calls of securities available for sale	29,313	7,764
Proceeds from maturities/issuer calls of securities held to maturity	10,098	6,159
Purchases of Federal Reserve and Federal Home Loan Bank stock, net	(308)	(6,099)
Net increase in loans	(45,018)	(49,662)
Proceeds from sales of foreclosed real estate	1,513	1,455
Purchases of premises and equipment	(1,450)	(1,224)
Proceeds from sales of premises and equipment	279	540
Net cash used by investing activities	(167,465)	(54,249)

Cash Flows From Financing Activities
Net increase in deposits	137,957	88,869
Net decrease in borrowings	(529)	(529)
Cash dividends paid – common stock	(2,972)	(2,372)
Proceeds from stock option exercises	—	108
Stock withheld for payment of taxes	(91)	—
Net cash provided by financing activities	134,365	86,076

(Decrease) increase in cash and cash equivalents	(16,091)	37,242
Cash and cash equivalents, beginning of period	462,898	489,490

Cash and cash equivalents, end of period	$446,807	526,732

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$8,009	4,483
Income taxes	103	(181)
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	4,523	(5,587)
Foreclosed loans transferred to other real estate	708	648
Initial recognition of operating lease right-of-use assets	19,459	—
Initial recognition of operating lease liabilities	19,459	—

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended March 31, 2019 and 2018

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2019 and 2018 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2019 and 2018. All such adjustments were of a normal, recurring nature. Reference is made to the 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2018 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and a discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for leases, which generally requires all leases to be recognized in the statement of financial position by recording an asset representing its right to use the underlying asset and recording a liability, which represents the Company’s obligation to make lease payments. The new standard was adopted by the Company on January 1, 2019. The guidance provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption.  The Company elected to apply the guidance as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. Adoption of the guidance resulted in the recognition of lease liabilities and the recognition of right-of-use assets totaling $19.4 million as of the date of adoption. Lease liabilities and right-of-use assets are reflected in other liabilities and premises and equipment, respectively. The initial balance sheet gross-up upon adoption was related to operating leases of certain real estate properties. The Company has no finance leases or material subleases or leasing arrangements for which it is the lessor of property or equipment. The Company elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. Adoption of this guidance did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 13 – Leases for additional disclosures related to leases.

In March 2017, the FASB amended the requirements in the Receivables—Nonrefundable Fees and Other Costs topic of the Accounting Standards Codification related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments were effective for the Company on January 1, 2019 and adoption did not have a material effect on its financial statements.

In June 2018, the FASB amended the Compensation—Stock Compensation Topic of the Accounting Standards Codification. The amendments expand the scope of this Topic to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments were effective for the Company on January 1, 2019 and the adoption did not have a material effect on its financial statements.

Accounting Standards Pending Adoption

In June 2016, the FASB issued guidance to change the accounting for credit losses. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  The guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The Company will apply the guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, the Company did not elect that option. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company continues its ongoing analysis on the impact of this guidance on its consolidated financial statements. In that regard, a cross-functional working group has been formed, under the direction of the Company's Chief Financial Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. Implementation efforts continue with model development, ongoing system requirements evaluation and the identification of data and resource needs, among other things. The Company has also engaged a third-party vendor solution to assist in the application of the new guidance. The Company has provided core data to the vendor and continues to validate and enhance the data. The Company is currently running models under both the current methodology and the CECL methodology. While the Company is currently unable to reasonably estimate the impact of adopting the guidance, the impact of adoption is expected to be significantly influenced by the composition, characteristics and quality of loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

Index

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

In March 2019, the FASB issued guidance to address concerns companies had raised about an accounting exception they would lose when assessing the fair value of underlying assets under the leases standard and clarify that lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended March 31, 2018 have been reclassified to conform to the presentation for March 31, 2019. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Stock-Based Compensation Plans

The Company recorded total stock-based compensation expense of $403,000 and $231,000 for the three months ended March 31, 2019 and 2018, respectively. Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s consolidated statement of cash flows. The Company recognized

Index

$94,000 and $54,000 of income tax benefits related to stock based compensation expense in its consolidated income statement for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, the Company had the following stock-based compensation plans: the First Bancorp 2014 Equity Plan and the First Bancorp 2007 Equity Plan. The Company’s shareholders approved each plan. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of March 31, 2019, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 727,934 shares remaining available for grant.

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

Recent equity awards have been shares of restricted stock with service vesting conditions only. Compensation expense for these awards is recorded over the requisite service periods. Upon forfeiture, any previously recognized compensation cost is reversed. Upon a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

Certain of the Company’s stock awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for each incremental award. Compensation expense is based on the estimated number of stock options and awards that will ultimately vest. Over the past five years, there have only been minimal amounts of forfeitures, and therefore the Company assumes that all awards granted with service conditions only will vest. The Company issues new shares of common stock when options are exercised.

As it relates to director equity awards, the Company grants common shares, valued at approximately $32,000 to each non-employee director (currently 11 in total) in June of each year. Compensation expense associated with these director awards is recognized on the date of award since there are no vesting conditions.

The following table presents information regarding the activity for the first three months of 2019 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2019	129,251	$32.39

Granted during the period	25,104	37.73
Vested during the period	(5,266)	19.00
Forfeited or expired during the period	—	—

Nonvested at March 31, 2019	149,089	$33.76

Total unrecognized compensation expense as of March 31, 2019 amounted to $2,737,000 with a weighted-average remaining term of 2.2 years. The Company expects to record $379,000 in compensation expense during each remaining quarter of 2019.

Index

Prior to 2010, stock options were the primary form of equity based compensation utilized by the Company. The stock options had a term of ten years.

At March 31, 2019, there were 9,000 stock options outstanding each having an exercise price of $14.35 and an expiration date of June 1, 2019.

The following table presents information regarding the activity for the first three months of 2019 related to the Company’s outstanding stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1, 2019	9,000	$14.35

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2019	9,000	$14.35	0.17	$183,690

Exercisable at March 31, 2019	9,000	$14.35	0.17	$183,690

During the three months ended March 31, 2019 and 2018, the Company received $0 and $108,000, respectively, as a result of stock option exercises.

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

Index

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended March 31,
	2019			2018
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$22,285	29,587,217	$0.75	$20,673	29,533,869	$0.70

Effect of Dilutive Securities	—	156,178		—	90,281

Diluted EPS per common share	$22,285	29,743,395	$0.75	$20,673	29,624,150	$0.70

For both the three months ended March 31, 2019 and 2018, there were no options that were antidilutive.

Note 6 – Securities

The book values and approximate fair values of investment securities at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019				December 31, 2018
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$78,995	78,887	84	(192)	82,995	82,662	63	(396)
Mortgage-backed securities	533,360	526,948	1,089	(7,501)	396,995	385,551	39	(11,483)
Corporate bonds	33,741	33,774	203	(170)	33,751	33,138	76	(689)
Total available for sale	$646,096	639,609	1,376	(7,863)	513,741	501,351	178	(12,568)

Securities held to maturity:
Mortgage-backed securities	$49,361	48,291	—	(1,070)	52,048	50,241	—	(1,807)
State and local governments	41,542	41,989	465	(18)	49,189	49,665	525	(49)
Total held to maturity	$90,903	90,280	465	(1,088)	101,237	99,906	525	(1,856)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations, except for private mortgage-backed securities with a fair value of $1.0 million as of March 31, 2019 and December 31, 2018.

The following table presents information regarding securities with unrealized losses at March 31, 2019:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	18,808	192	18,808	192
Mortgage-backed securities	70,478	346	298,133	8,225	368,611	8,571
Corporate bonds	2,480	60	9,049	110	11,529	170
State and local governments	—	—	5,823	18	5,823	18
Total temporarily impaired securities	$72,958	406	331,813	8,545	404,771	8,951

Index

The following table presents information regarding securities with unrealized losses at December 31, 2018:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$4,921	78	13,682	318	18,603	396
Mortgage-backed securities	82,525	351	294,305	12,939	376,830	13,290
Corporate bonds	20,704	433	5,817	256	26,521	689
State and local governments	595	1	6,641	48	7,236	49
Total temporarily impaired securities	$108,745	863	320,445	13,561	429,190	14,424

In the above tables, all of the securities that were in an unrealized loss position at March 31, 2019 and December 31, 2018 were bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company evaluated the collectability of each of these bonds and concluded that there was no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

The book values and approximate fair values of investment securities at March 31, 2019, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Securities
Due within one year	$—	—	865	868
Due after one year but within five years	105,196	105,195	26,571	26,860
Due after five years but within ten years	2,540	2,480	12,427	12,559
Due after ten years	5,000	4,986	1,679	1,702
Mortgage-backed securities	533,360	526,948	49,361	48,291
Total securities	$646,096	639,609	90,903	90,280

At March 31, 2019 and December 31, 2018 investment securities with carrying values of $245,711,000 and $284,382,000, respectively, were pledged as collateral for public deposits.

Included in “other assets” in the Consolidated Balance Sheets are cost-method investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $37,776,000 and $37,468,000 at March 31, 2019 and December 31, 2018, respectively. The FHLB stock had a cost of $20,322,000 and $20,036,000 at March 31, 2019 and December 31, 2018, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost of $17,454,000 and $17,432,000 at March 31, 2019 and December 31, 2018, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at March 31, 2019 was approximately 1.63, which means the Company would receive approximately 20,140 Class A shares if the stock had converted on that date. This stock does not have a readily determinable fair value and is therefore carried at its cost basis of zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.

Index

Note 7 – Loans and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2019		December 31, 2018		March 31, 2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$468,388	11%	$457,037	11%	$411,662	10%
Real estate – construction, land development & other land loans	553,760	13%	518,976	12%	542,960	13%
Real estate – mortgage – residential (1-4 family) first mortgages	1,061,049	25%	1,054,176	25%	995,662	24%
Real estate – mortgage – home equity loans / lines of credit	354,669	8%	359,162	8%	373,797	9%
Real estate – mortgage – commercial and other	1,794,794	42%	1,787,022	42%	1,718,698	42%
Installment loans to individuals	69,503	1%	71,392	2%	71,257	2%
Subtotal	4,302,163	100%	4,247,765	100%	4,114,036	100%
Unamortized net deferred loan costs (fees)	1,624		1,299		(251)
Total loans	$4,303,787		$4,249,064		$4,113,785

At March 31, 2019 and December 31, 2018, there was a remaining unaccreted discount on the retained portion of sold SBA loans amounting to $6.2 million and $5.7 million, respectively. As of March 31, 2019 and December 31, 2018, there was a remaining accretable discount of $14.1 million and $15.0 million, respectively, related to purchased non-impaired loans. Both types of discounts are amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.

The following table presents changes in the recorded investment of purchased credit impaired (“PCI”) loans.

($ in thousands) PCI loans	For the Quarter Ended March 31, 2019	For the Year Ended December 31, 2018	For the Quarter Ended March 31, 2018
Balance at beginning of period	$17,393	23,165	23,165
Change due to payments received and accretion	(1,556)	(5,799)	(1,023)
Change due to loan charge-offs	(8)	(10)	—
Transfers to foreclosed real estate	—	(4)	—
Other	38	41	5
Balance at end of period	$15,867	17,393	22,147

The following table presents changes in the accretable yield for PCI loans.

($ in thousands) Accretable Yield for PCI loans	For the Quarter Ended March 31, 2019	For the Year Ended December 31, 2018	For the Quarter Ended March 31, 2018
Balance at beginning of period	$4,750	4,688	4,688
Accretion	(392)	(2,050)	(374)
Reclassification from (to) nonaccretable difference	237	849	155
Other, net	550	1,263	(73)
Balance at end of period	$5,145	4,750	4,396

During the first three months of 2019, the Company received $133,000 in payments that exceeded the carrying amount of the related PCI loans, of which $112,000 was recognized as loan discount accretion income and $21,000 was recorded as additional loan interest income. During the first three months of 2018, the Company received $68,000 in payments that exceeded the carrying amount of the related PCI loans, all of which was recognized as loan discount accretion income.

Index

Nonperforming assets are defined as nonaccrual loans, troubled debt restructured (“TDR”) loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows.

($ in thousands)	March 31, 2019	December 31, 2018	March 31, 2018

Nonperforming assets
Nonaccrual loans	$20,684	22,575	21,849
TDRs- accruing	12,457	13,418	18,495
Accruing loans > 90 days past due	—	—	—
Total nonperforming loans	33,141	35,993	40,344
Foreclosed real estate	6,390	7,440	11,307
Total nonperforming assets	$39,531	43,433	51,651

Purchased credit impaired loans not included above (1)	$15,867	17,393	22,147

(1) In the March 3, 2017 acquisition of Carolina Bank, and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $0.6 million, $0.6 million, and $0.5 million in PCI loans at March 31, 2019, December 31, 2018, and March 31, 2018, respectively, that were contractually past due 90 days or more.

At March 31, 2019 and December 31, 2018, the Company had $1.5 million and $0.7 million in residential mortgage loans in process of foreclosure, respectively.

The following is a summary of the Company’s nonaccrual loans by major categories.

($ in thousands)	March 31, 2019	December 31, 2018
Commercial, financial, and agricultural	$980	919
Real estate – construction, land development & other land loans	1,677	2,265
Real estate – mortgage – residential (1-4 family) first mortgages	9,958	10,115
Real estate – mortgage – home equity loans / lines of credit	1,632	1,685
Real estate – mortgage – commercial and other	6,280	7,452
Installment loans to individuals	157	139
Total	$20,684	22,575

The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2019.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$817	319	—	980	466,067	468,183
Real estate – construction, land development & other land loans	369	93	—	1,677	551,446	553,585
Real estate – mortgage – residential (1-4 family) first mortgages	6,480	485	—	9,958	1,038,072	1,054,995
Real estate – mortgage – home equity loans / lines of credit	624	—	—	1,632	352,081	354,337
Real estate – mortgage – commercial and other	438	275	—	6,280	1,778,884	1,785,877
Installment loans to individuals	526	51	—	157	68,585	69,319
Purchased credit impaired	340	389	551	—	14,587	15,867
Total	$9,594	1,612	551	20,684	4,269,722	4,302,163
Unamortized net deferred loan costs						1,624
Total loans						$4,303,787

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2018.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable

Commercial, financial, and agricultural	$191	5	—	919	455,692	456,807
Real estate – construction, land development & other land loans	849	212	—	2,265	515,472	518,798
Real estate – mortgage – residential (1-4 family) first mortgages	14,178	1,369	—	10,115	1,022,261	1,047,923
Real estate – mortgage – home equity loans / lines of credit	1,048	254	—	1,685	355,831	358,818
Real estate – mortgage – commercial and other	709	520	—	7,452	1,768,205	1,776,886
Installment loans to individuals	359	220	—	139	70,422	71,140
Purchased credit impaired	990	138	583	—	15,682	17,393
Total	$18,324	2,718	583	22,575	4,203,565	4,247,765
Unamortized net deferred loan costs						1,299
Total loans						$4,249,064

The following table presents the activity in the allowance for loan losses for all loans for the three months ended March 31, 2019.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Total

As of and for the three months ended March 31, 2019

Beginning balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039
Charge-offs	(246)	(264)	(30)	(80)	(836)	(281)	—	(1,737)
Recoveries	414	287	160	128	271	33	—	1,293
Provisions	652	18	(817)	(339)	702	302	(18)	500
Ending balance	$3,709	2,284	4,510	1,374	8,120	1,006	92	21,095

Ending balances as of March 31, 2019: Allowance for loan losses
Individually evaluated for impairment	$857	28	858	—	312	—	—	2,055
Collectively evaluated for impairment	$2,852	2,256	3,596	1,362	7,723	990	92	18,871
Purchased credit impaired	$—	—	56	12	85	16	—	169

Loans receivable as of March 31, 2019:
Ending balance – total	$468,388	553,760	1,061,049	354,669	1,794,794	69,503	—	4,302,163
Unamortized net deferred loan costs								1,624
Total loans								$4,303,787

Ending balances as of March 31, 2019: Loans
Individually evaluated for impairment	$1,044	797	10,891	21	8,396	—	—	21,149
Collectively evaluated for impairment	$467,139	552,788	1,044,104	354,316	1,777,481	69,319	—	4,265,147
Purchased credit impaired	$205	175	6,054	332	8,917	184	—	15,867

Index

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2018.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Total

As of and for the year ended December 31, 2018

Beginning balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298
Charge-offs	(2,128)	(158)	(1,734)	(711)	(1,459)	(781)	—	(6,971)
Recoveries	1,195	4,097	833	364	1,503	309	—	8,301
Provisions	711	(4,512)	(49)	185	1,464	474	(1,862)	(3,589)
Ending balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039

Ending balances as of December 31, 2018: Allowance for loan losses
Individually evaluated for impairment	$226	134	955	48	906	—	—	2,269
Collectively evaluated for impairment	$2,661	2,109	4,143	1,608	7,070	941	110	18,642
Purchased credit impaired	$2	—	99	9	7	11	—	128

Loans receivable as of December 31, 2018:
Ending balance – total	$457,037	518,976	1,054,176	359,162	1,787,022	71,392	—	4,247,765
Unamortized net deferred loan costs								1,299
Total loans								$4,249,064

Ending balances as of December 31, 2018: Loans
Individually evaluated for impairment	$696	1,345	12,391	296	9,525	—	—	24,253
Collectively evaluated for impairment	$456,111	517,453	1,035,532	358,522	1,767,361	71,140	—	4,206,119
Purchased credit impaired	$230	178	6,253	344	10,136	252	—	17,393

Index

The following table presents the activity in the allowance for loan losses for all loans for the three months ended March 31, 2018.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo -cated	Total

As of and for the three months ended March 31, 2018
Beginning balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298
Charge-offs	(239)	(2)	(243)	(176)	(41)	(118)	—	(819)
Recoveries	499	3,046	145	153	582	53	—	4,478
Provisions	(835)	(3,543)	(157)	462	(1,025)	(41)	1,480	(3,659)
Ending balance	$2,536	2,317	5,892	2,266	5,991	844	3,452	23,298

Ending balances as of March 31, 2018: Allowance for loan losses
Individually evaluated for impairment	$143	22	1,120	—	398	—	—	1,683
Collectively evaluated for impairment	$2,391	2,295	4,598	2,225	5,581	844	3,452	21,386
Purchased credit impaired	$2	—	174	41	12	—	—	229

Loans receivable as of March 31, 2018:
Ending balance – total	$411,662	542,960	995,662	373,797	1,718,698	71,257	—	4,114,036
Unamortized net deferred loan fees								(251)
Total loans								$4,113,785

Ending balances as of March 31, 2018: Loans
Individually evaluated for impairment	$433	3,242	13,783	23	9,063	—	—	26,544
Collectively evaluated for impairment	$410,816	539,317	973,550	373,501	1,697,319	70,842	—	4,065,345
Purchased credit impaired	$413	401	8,329	273	12,316	415	—	22,147

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of March 31, 2019.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$28	29	—	169
Real estate – mortgage – construction, land development & other land loans	458	782	—	472
Real estate – mortgage – residential (1-4 family) first mortgages	4,789	5,112	—	4,708
Real estate – mortgage –home equity loans / lines of credit	21	30	—	21
Real estate – mortgage –commercial and other	4,016	4,808	—	3,745
Installment loans to individuals	—	—	—	—
Total impaired loans with no allowance	$9,312	10,761	—	9,115

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$1,016	1,016	857	701
Real estate – mortgage – construction, land development & other land loans	339	339	28	599
Real estate – mortgage – residential (1-4 family) first mortgages	6,102	6,303	858	6,934
Real estate – mortgage –home equity loans / lines of credit	—	—	—	137
Real estate – mortgage –commercial and other	4,380	4,998	312	5,215
Installment loans to individuals	—	—	—	—
Total impaired loans with allowance	$11,837	12,655	2,055	13,586

Interest income recorded on impaired loans during the three months ended March 31, 2019 was insignificant.

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2018.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$310	310	—	957
Real estate – mortgage – construction, land development & other land loans	485	803	—	2,366
Real estate – mortgage – residential (1-4 family) first mortgages	4,626	4,948	—	4,804
Real estate – mortgage –home equity loans / lines of credit	22	31	—	91
Real estate – mortgage –commercial and other	3,475	4,237	—	3,670
Installment loans to individuals	—	—	—	—
Total impaired loans with no allowance	$8,918	10,329	—	11,888

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$386	387	226	422
Real estate – mortgage – construction, land development & other land loans	860	864	134	385
Real estate – mortgage – residential (1-4 family) first mortgages	7,765	7,904	955	8,963
Real estate – mortgage –home equity loans / lines of credit	274	275	48	184
Real estate – mortgage –commercial and other	6,050	6,054	906	5,911
Installment loans to individuals	—	—	—	2
Total impaired loans with allowance	$15,335	15,484	2,269	15,867

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally required and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of March 31, 2019.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$460,963	4,667	1,573	980	468,183
Real estate – construction, land development & other land loans	544,496	5,960	1,452	1,677	553,585
Real estate – mortgage – residential (1-4 family) first mortgages	1,009,860	16,271	18,905	9,958	1,054,994
Real estate – mortgage – home equity loans / lines of credit	345,187	1,466	6,052	1,632	354,337
Real estate – mortgage – commercial and other	1,752,757	18,664	8,177	6,280	1,785,878
Installment loans to individuals	68,606	227	329	157	69,319
Purchased credit impaired	8,148	4,025	3,694	—	15,867
Total	$4,190,017	51,280	40,182	20,684	4,302,163
Unamortized net deferred loan costs					1,624
Total loans					4,303,787

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2018.

($ in thousands)
	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total

Commercial, financial, and agricultural	$452,372	3,056	459	919	456,806
Real estate – construction, land development & other land loans	509,251	5,668	1,614	2,265	518,798
Real estate – mortgage – residential (1-4 family) first mortgages	1,004,458	12,238	21,113	10,115	1,047,924
Real estate – mortgage – home equity loans / lines of credit	348,792	1,688	6,653	1,685	358,818
Real estate – mortgage – commercial and other	1,750,810	14,484	4,140	7,452	1,776,886
Installment loans to individuals	70,357	231	413	139	71,140
Purchased credit impaired	8,355	5,214	3,824	—	17,393
Total	$4,144,395	42,579	38,216	22,575	4,247,765
Unamortized net deferred loan costs					1,299
Total loans					4,249,064

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

The vast majority of the Company’s troubled debt restructurings are due to interest rate reductions combined with restructured amortization schedules. The Company does not generally grant principal forgiveness.

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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended March 31, 2019 and 2018.

($ in thousands)	For three months ended March 31, 2019			For the three months ended March 31, 2018
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	55	55	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	1	61	61
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	2	254	264
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total TDRs arising during period	1	$55	$55	3	$315	$325

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended March 31, 2019 and 2018 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the three months ended March 31, 2019		For the three months ended March 31, 2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	1	$93	—	$—
Real estate – mortgage – commercial and other	—	—	1	570

Total accruing TDRs that subsequently defaulted	1	$93	1	$570

Index

Note 8 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2019, December 31, 2018, and March 31, 2018 and the carrying amount of unamortized intangible assets as of those same dates.

	March 31, 2019		December 31, 2018		March 31, 2018
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$6,013	1,774	6,013	1,637	6,013	1,185
Core deposit intangibles	28,440	17,585	28,440	16,469	28,440	12,803
SBA servicing asset	6,072	1,352	5,472	1,053	3,348	319
Other	1,303	1,036	1,303	957	1,303	718
Total	$41,828	21,747	41,228	20,116	39,104	15,025

Unamortizable intangible
assets:
Goodwill	$234,368		234,368		231,681

The Company recorded $600,000 and $1,154,000 in servicing assets associated with the guaranteed portion of SBA loans originated and sold during the first quarters of 2019 and 2018, respectively. During the first quarters of 2019 and 2018, the Company recorded $299,000 and $112,000, respectively, in related amortization expense. Servicing assets are recorded for loans, or portions thereof, that the Company has sold but continue to service for a fee. Servicing assets are recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income to offset SBA servicing fees.

Amortization expense of all other intangible assets totaled $1,332,000 and $1,560,000 for the three months ended March 31, 2019 and 2018, respectively.

The following table presents the estimated amortization expense related to amortizable intangible assets for the last three quarters of calendar year 2019 and for each of the four calendar years ending December 31, 2023 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
April 1 to December 31, 2019	$4,191
2020	4,641
2021	3,628
2022	2,525
2023	1,453
Thereafter	3,643
Total	$20,081

Index

Note 9 – Pension Plans

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

The Company recorded periodic pension cost totaling $244,000 and $365,000 for the three months ended March 31, 2019 and 2018, respectively. The following table contains the components of the pension cost.

	For the Three Months Ended March 31,
	2019	2018	2019	2018	2019 Total	2018 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost	$—	—	—	29	—	29
Interest cost	372	330	41	57	413	387
Expected return on plan assets	(397)	(103)	—	—	(397)	(103)
Amortization of net (gain)/loss	223	60	5	(8)	228	52
Net periodic pension cost	$198	287	46	78	244	365

The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first quarter 2019 and does not expect to contribute to the Pension Plan in 2019.

The Company’s funding policy with respect to the SERP is to fund the related benefits from the operating cash flow of the Company.

Note 10 – Comprehensive Income (Loss)

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

($ in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Unrealized gain (loss) on securities available for sale	$(6,487)	(12,390)	(9,501)
Deferred tax asset (liability)	1,516	2,896	2,220
Net unrealized gain (loss) on securities available for sale	(4,971)	(9,494)	(7,281)

Additional pension asset (liability)	(2,992)	(3,220)	(3,148)
Deferred tax asset (liability)	699	753	736
Net additional pension asset (liability)	(2,293)	(2,467)	(2,412)

Total accumulated other comprehensive income (loss)	$(7,264)	(11,961)	(9,693)

Index

The following table discloses the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2019 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2019	$(9,494)	(2,467)	(11,961)
Other comprehensive income (loss) before reclassifications	4,523	—	4,523
Amounts reclassified from accumulated other comprehensive income	—	174	174
Net current-period other comprehensive income (loss)	4,523	174	4,697

Ending balance at March 31, 2019	$(4,971)	(2,293)	(7,264)

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

Note 11 – Fair Value

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

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2019.

($ in thousands)
Description of Financial Instruments	Fair Value at March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$78,887	—	78,887	—
Mortgage-backed securities	526,948	—	526,948	—
Corporate bonds	33,774	—	33,774	—
Total available for sale securities	$639,609	—	639,609	—

Nonrecurring
Impaired loans	$10,820	—	—	10,820
Foreclosed real estate	6,390	—	—	6,390

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Input Values
Impaired loans	$10,820	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	6,390	Appraised value; List or contract price	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-10%

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Input Values
Impaired loans	$13,071	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	7,440	Appraised value; List or contract price	Discounts to reflect current market conditions and estimated costs to sell	0-10%

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the three months ended March 31, 2019 or 2018.

For the three months ended March 31, 2019 and 2018, the increase (decrease) in the fair value of securities available for sale was $5,903,000 and ($7,290,000), respectively, which is included in other comprehensive income (net of tax benefit (expense) of ($1,380,000) and $1,703,000, respectively). Fair value measurement methods at March 31, 2019 and 2018 are consistent with those used in prior reporting periods.

Index

The carrying amounts and estimated fair values of financial instruments at March 31, 2019 and December 31, 2018 are as follows:

		March 31, 2019		December 31, 2018
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	Level 1	$80,620	80,620	56,050	56,050
Due from banks, interest-bearing	Level 1	366,187	366,187	406,848	406,848
Securities available for sale	Level 2	639,609	639,609	501,351	501,351
Securities held to maturity	Level 2	90,903	90,280	101,237	99,906
Presold mortgages in process of settlement	Level 1	3,318	3,318	4,279	4,279
Total loans, net of allowance	Level 3	4,282,692	4,228,688	4,228,025	4,181,139
Accrued interest receivable	Level 1	16,516	16,516	16,004	16,004
Bank-owned life insurance	Level 1	102,524	102,524	101,878	101,878
SBA Servicing Asset	Level 3	4,720	4,990	4,419	4,617

Deposits	Level 2	4,797,238	4,792,368	4,659,339	4,653,522
Borrowings	Level 2	406,125	401,064	406,609	402,556
Accrued interest payable	Level 2	2,341	2,341	1,976	1,972

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

Note 12 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“Topic 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2019 and 2018. Items outside the scope of Topic 606 are noted as such.

	For the Three Months Ended
$ in thousands	March 31, 2019	March 31, 2018

Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts:	$2,945	3,263
Other service charges, commissions, and fees:
Interchange income	3,551	3,061
Other service charges and fees	1,697	1,424
Commissions from sales of insurance and financial products:
Insurance income	1,368	1,414
Wealth management income	661	526
SBA consulting fees	1,263	1,141
Foreclosed property gains (losses), net	(245)	(288)
Noninterest income (in-scope of Topic 606)	11,240	10,541
Noninterest income (out-of-scope of Topic 606)	3,335	5,288
Total noninterest income	$14,575	15,829

A description of the Company’s revenue streams accounted for under Topic 606 is detailed below.

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

Wealth Management Income primarily consists of commissions received on financial product sales, such as annuities. The Company’s performance obligation is generally satisfied upon the issuance of the financial product. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company also earns some fees from asset management, which is billed quarterly for services rendered in the most recent period.

SBA Consulting fees: The Company earns fees for its consulting services related to the origination of SBA loans. Fees are based on a percentage of the dollar amount of the originated loans and are recorded when the performance obligation has been satisfied, upon closing the loan.

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

Note 13 – Leases

Effective January 1, 2019, the Company adopted new accounting guidance regarding Leases (Topic 842). As of March 31, 2019, the Company leased eight branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the building is owned. The Company also leases one loan production office and office space for several operational departments. All of the Company’s leases have historically qualified as operating leases under prior accounting guidance, and therefore, were not previously recognized on the Company’s Consolidated Balance Sheets. The lease agreements have maturity dates ranging from January 2021 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 21.19 years as of March 31, 2019.

The discount rate that was determined for each lease was based on the Company’s incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The weighted average discount rate for leases was 3.42% as of March 31, 2019.

Total operating lease expense was $0.6 million for the three months ended March 31, 2019. The right-of-use assets, included in premises and equipment, and lease liabilities, included in other liabilities, were $18.9 million and $19.0 million as of March 31, 2019, respectively.

Index

Estimated lease payments for the Company’s operating leases with initial terms of one year or more as of March 31, 2019 were as follows.

($ in thousands)	Estimated Amortization Expense
April 1 to December 31, 2019	$2,206
2020	2,175
2021	1,986
2022	1,699
2023	1,607
Thereafter	19,571
Total estimated lease payments	29,244
Less effect of discounting	(10,268)
Present value of estimated lease payments (lease liability)	$18,976

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

In our October 31, 2018 goodwill impairment evaluation, we concluded that the goodwill for each of our reporting units was not impaired.

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

FINANCIAL OVERVIEW

Net income available to common shareholders for the first quarter of 2019 was $22.3 million, or $0.75 per diluted common share, an increase of 7.1% in earnings per share from the $20.7 million, or $0.70 per diluted common share, recorded in the first quarter of 2018.

Net Interest Income and Net Interest Margin

Net interest income for the first quarter of 2019 was $53.4 million, a 5.7% increase from the $50.5 million recorded in the first quarter of 2018. The increase in net interest income was due to growth in interest-earning assets.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2019 was 4.06% compared to 4.17% for the first quarter of 2018. The decrease in the net interest margin realized in 2019 was primarily due to lower loan discount accretion, significant interest recoveries realized in the prior year, and interest bearing liability costs that have increased more than earning asset yields.

Provision for Loan Losses and Asset Quality

We recorded a provision for loan losses of $0.5 million in the first quarter of 2019 compared to a negative provision for loan losses of $3.7 million (reduction of the allowance for loan losses) in the first quarter of 2018. In the first quarter of 2018, we experienced net loan recoveries of $3.7 million, which drove the negative provision for the quarter. Our provision for loan losses has remained at a low level over the past several years as a result of strong asset quality, including low loan charge-offs.

Index

Noninterest Income

Total noninterest income was $14.6 million and $15.8 million for the three months ended March 31, 2019 and March 31, 2018, respectively, with the majority of the decrease relating to declines in gains on SBA loan sales.

Noninterest Expenses

Noninterest expenses amounted to $39.3 million in the first quarter of 2019 compared to $43.5 million recorded in the first quarter of 2018. Most categories of noninterest expense decreased in the first quarter 2019 compared to the first quarter of 2018 due to operating efficiencies realized subsequent to the March 2018 merger conversion of the Asheville Savings Bank operations into First Bank.

Income Taxes

Our effective tax rate for the first quarter of 2019 was 20.9% compared to 22.0% in the first quarter of 2018. The decline was due to a decrease in the North Carolina corporate income tax rate from 3.0% to 2.5%, as well as the impact of certain merger expenses recorded in 2018 that were not tax deductible.

Balance Sheet and Capital

Total assets at March 31, 2019 amounted to $6.1 billion, a 7.2% increase from a year earlier. Total loans at March 31, 2019 amounted to $4.3 billion, a 4.6% increase from a year earlier, and total deposits amounted to $4.8 billion at March 31, 2019, a 6.7% increase from a year earlier.

We experienced steady organic loan and deposit growth during the first quarter of 2019. Organic loan growth amounted to $54.7 million, or 5.2% annualized, and organic deposit growth amounted to $137.9 million, or 12.0% annualized. We have ongoing internal initiatives to enhance loan and deposit growth, including our continued expansion into higher growth markets such as Charlotte and Raleigh.

We remain well-capitalized by all regulatory standards, with an estimated Total Risk-Based Capital Ratio at March 31, 2019 of 14.21%, an increase from the 12.79% reported at March 31, 2018.

Impact of New Lease Accounting Standard

During the first quarter of 2019, we adopted new accounting guidance which required us to record all long-term leases on our balance sheet. With the adoption of this guidance, we recorded $19.5 million in right-to-use lease assets, which was recorded within premises and equipment, and $19.5 million in lease obligations, which was recorded in other liabilities. These additions had an insignificant impact on our capital ratios, and there was no impact to our earnings related to the adoption of this new standard.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2019 amounted to $53.4 million, an increase of $2.9 million, or 5.7%, from the $50.5 million recorded in the first quarter of 2018. Net interest income on a tax-equivalent basis for the three month period ended March 31, 2019 amounted to $53.8 million, an increase of $2.9 million, or 5.7%, from the $50.9 million recorded in the first quarter of 2018. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.

	Three Months Ended March 31,
($ in thousands)	2019	2018
Net interest income, as reported	$53,361	50,507
Tax-equivalent adjustment	424	356
Net interest income, tax-equivalent	$53,785	50,863

Index

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three months ended March 31, 2019, the higher net interest income compared to the same period of 2018 was due to growth in loans outstanding.

The following table presents an analysis of net interest income.

	For the Three Months Ended March 31,
	2019			2018
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,280,272	5.11%	$53,960	$4,099,495	4.96%	$50,170
Taxable securities	651,878	2.95%	4,737	410,586	2.55%	2,586
Non-taxable securities	45,752	2.99%	337	52,945	2.91%	380
Short-term investments, primarily overnight funds	394,864	2.77%	2,701	386,586	2.02%	1,925
Total interest-earning assets	5,372,766	4.66%	61,735	4,949,612	4.51%	55,061

Cash and due from banks	55,899			93,185
Premises and equipment	137,023			115,956
Other assets	379,361			390,763
Total assets	$5,945,049			$5,549,516

Liabilities
Interest bearing checking	$908,039	0.15%	$327	$885,428	0.09%	$199
Money market deposits	1,056,931	0.54%	1,395	1,005,588	0.23%	575
Savings deposits	426,843	0.27%	287	448,785	0.19%	205
Time deposits >$100,000	712,540	1.81%	3,178	599,727	1.00%	1,475
Other time deposits	263,171	0.60%	390	282,678	0.31%	219
Total interest-bearing deposits	3,367,524	0.67%	5,577	3,222,206	0.34%	2,673
Borrowings	406,190	2.79%	2,797	407,158	1.87%	1,881
Total interest-bearing liabilities	3,773,714	0.90%	8,374	3,629,364	0.51%	4,554

Noninterest bearing checking	1,336,707			1,181,599
Other liabilities	59,569			37,142
Shareholders’ equity	775,059			701,411
Total liabilities and shareholders’ equity	$5,945,049			$5,549,516

Net yield on interest-earning assets and net interest income		4.03%	$53,361		4.14%	$50,507
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		4.06%	$53,785		4.17%	$50,863

Interest rate spread		3.76%			4.00%

Average prime rate		5.50%			4.53%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)	Includes tax-equivalent adjustments of $424,000 and $356,000 in 2019 and 2018, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the first quarter of 2019 were $4.280 billion, which was $181 million, or 4.4%, higher than the average loans outstanding for the first quarter of 2018 ($4.099 billion). The higher amount of average loans outstanding in 2019 was primarily due to our loan growth initiatives, including our continued focus and expansion into higher growth markets.

The mix of our loan portfolio remained substantially the same at March 31, 2019 compared to December 31, 2018, with approximately 88% of our loans being real estate loans, 11% being commercial, financial, and agricultural loans, and the remaining 1% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

Average total deposits outstanding for the first quarter of 2019 were $4.704 billion, which was $300 million, or 6.8%, higher than the average deposits outstanding for the first quarter of 2018 ($4.404 billion). We continue to implement strategies to grow deposits, which we believe to be the principal reason for the increases in the past year. Average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $3.521 billion at March 31, 2018 to $3.729 billion at March 31, 2019, representing growth of $207 million, or 5.9%. Average time deposits also increased from $882 million at March 31, 2018 to $976 million at March 31, 2019, an increase of $93 million, or 10.6%.

Average borrowings remained stable at approximately $406 million at March 31, 2019 and 2018. Our cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.66% in the first quarter of 2019 compared to 0.38% in the first quarter of 2018.

See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2019 was 4.06% and was 4.17% for the first quarter of 2018. The decrease in the net interest margin realized in 2019 was primarily due to lower loan discount accretion, significant interest recoveries realized in the prior year and interest bearing liability costs that have increased more than earning asset yields, as discussed in the following paragraph.

We recorded loan discount accretion of $1.4 million in the first quarter of 2019, compared to $2.1 million in the first quarter of 2018. Loan discount accretion had an 11 basis point impact on the net interest margin in the first quarter of 2019 compared to an 18 basis point impact in the first quarter of 2018. The lower discount accretion in 2019 was attributable to paydowns in our acquired loan portfolios. Additionally, in the first quarter of 2018, we received approximately $750,000 in interest recoveries on loans that had been charged off in the past that added approximately 6 basis points to the net interest margin in the first quarter of 2018. Finally, over the past year, our interest bearing liability costs have increased more than earning asset yields, with the rate on interest bearing liabilities being 39 basis points higher in the first quarter of 2019 compared to the first quarter of 2018, while earning asset yields increased by approximately 27 basis points for that same period (exclusive of the impact of the loan discount accretion and interest recovery variances).

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded a provision for loan losses of $0.5 million for the first quarter of 2018 compared to a negative provision for loan losses (reduction of the allowance for loan losses) of $3.7 million in first quarter of 2018. In the first quarter of 2018, we experienced net loan recoveries of $3.7 million, which drove the negative provision for the quarter. Our provision for loan losses has remained at a low level over the past several years as a result of strong asset quality, including low loan charge-offs.

Our provision for loan loss levels have been impacted by continued improvement in asset quality. Nonperforming assets amounted to $39.5 million at March 31, 2019, a decrease of 23.5% from the $51.7 million one year earlier. Our nonperforming assets to total assets ratio was 0.65% at March 31, 2019 compared to 0.92% at March 31, 2018. Annualized net charge-offs (recoveries) as a percentage of average loans for the three months ended March 31, 2019 was 0.04% compared to (0.36%) for the same period of 2018.

Total noninterest income was $14.6 million in the first quarter of 2019 compared to $15.8 million for the first quarter of 2018, as presented in the following table:

Index

	For the Three Months Ended
$ in thousands	March 31, 2019	March 31, 2018

Service charges on deposit accounts	$2,945	3,263
Other service charges, commissions, and fees	5,248	4,485
Fees from presold mortgage loans	545	859
Commissions from sales of insurance and financial products	2,029	1,940
SBA consulting fees	1,263	1,141
SBA loan sale gains	2,062	3,802
Bank-owned life insurance income	646	623
Foreclosed property gains (losses), net	(245)	(288)
Other gains (losses), net	82	4
Noninterest income	14,575	15,829
Non-GAAP adjustments
Add: Foreclosed property gains (losses), net	245	288
Less: Other gains (losses), net	(82)	(4)
Adjusted noninterest income	$14,738	16,113

Management evaluates noninterest income on a basis that excludes items that can be volatile in nature, such as foreclosed property gains (losses), net. We consider this adjusted noninterest income. As presented in the table above, adjusted noninterest income for the first quarter of 2019 was $14.7 million, a decrease of 7.9% from the $16.1 million reported for the first quarter of 2018, which was primarily due to decreases in SBA loan sale gains recorded in 2019 (see additional discussion below). Adjusted noninterest income includes i) service charges on deposit accounts, ii) other service charges, commissions, and fees, iii) fees from presold mortgage loans, iv) commissions from sales of insurance and financial products, v) SBA consulting fees, vi) SBA loan sale gains, and vii) bank-owned life insurance income.

As shown in the table above, service charges on deposit accounts decreased from $3.3 million in the first quarter of 2018 to $2.9 million in the first quarter of 2019. The decrease in 2019 was primarily due to fewer instances of fees earned from customers overdrawing their accounts.

Other service charges, commissions, and fees increased in the first quarter of 2019 compared to 2018, primarily as a result of higher debit card and credit card interchange fees associated with increased usage. We earn a small fee each time a customer uses a debit card to make a purchase. Due to the growth in checking accounts and increased customer usage of debit cards, we have experienced increases in this line item. Interchange income from credit cards has also increased due to growth in the number and usage of credit cards, which we believe is a result of continued promotion of this product

Fees from presold mortgages decreased from $0.9 million in the first quarter of 2018 to $0.5 million in the first quarter of 2019. Fees decreased in the first quarter of 2019 due to overall lower volumes in the mortgage industry and employee turnover within the mortgage department.

Commissions from sales of insurance and financial products amounted to approximately $2.0 million and $1.9 million for the first three months of 2019 and 2018, respectively. The increase in 2019 was primarily due to increases in commissions from the sales of our wealth management products.

During the three months ended March 31, 2019 and 2018, we realized $2.0 million and $3.8 million in gains on SBA loan sales, respectively. The decline in the first quarter of 2019 gains was a result of a combination of a lower sales volume and lower premiums realized.

Noninterest expenses amounted to $39.3 million in the first quarter of 2019 compared to $43.5 million recorded in the first quarter of 2018. Most categories of noninterest expense decreased in the first quarter 2019 compared to the first quarter of 2018 due to operating efficiencies realized subsequent to the March 2018 merger conversion of the Asheville Savings Bank operations into First Bank.

Salaries expense decreased to $19.0 million in the first quarter of 2019 from the $19.4 million in the first quarter of 2018, primarily due to a lower estimated payout for our annual incentive plan for the 2019 fiscal year. Employee benefits expense remained relatively unchanged and amounted to $4.6 million in each of the first quarters of 2019 and 2018.

The combined amount of occupancy and equipment expense remained stable at $4.1 million in each of the first quarters of 2019 and 2018.

Index

Merger and acquisition expenses amounted to $0.1 million for the three months ended March 31, 2019, compared to $2.8 million in the comparable period of 2018. The merger and acquisition expenses recorded in the first quarter of 2018 related to the Asheville Savings Bank acquisition.

Intangibles amortization expense amounted to $1.3 million in the first quarter of 2019 compared to $1.6 million in the first quarter of 2018.

Other operating expenses amounted to $10.2 million for the first quarter of 2019 compared to $11.1 million in the first quarter of 2018, with the decrease relating to numerous operational efficiencies gained after the March 2018 merger conversion of the operations of Asheville Savings Bank into First Bank.

For the first quarter of 2019, the provision for income taxes was $5.9 million, an effective tax rate of 20.9%. For the first quarter of 2018, the provision for income taxes was $5.8 million, an effective tax rate of 22.0%. The decline was due to a decrease in the North Carolina corporate income tax rate from 3.0% to 2.5%, as well as the impact of certain merger expenses recorded in 2018 that were not tax deductible.

The consolidated statements of comprehensive income reflect other comprehensive income of $4.7 million during the first quarter of 2019 compared other comprehensive loss of $5.5 million during the first quarter of 2018. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at March 31, 2019 amounted to $6.1 billion, a 7.2% increase from a year earlier. Total loans at March 31, 2019 amounted to $4.3 billion, a 4.6% increase from a year earlier, and total deposits amounted to $4.8 billion, a 6.7% increase from a year earlier.

The following table presents information regarding the nature of changes in our levels of loans and deposits for the twelve months ended March 31, 2019 and for the first quarter of 2019.

April 1, 2018 to March 31, 2019	Balance at beginning of period	Internal Growth, net	Balance at end of period	Total percentage growth

Total loans	$4,113,785	190,002	4,303,787	4.6%

Deposits – Noninterest bearing checking	1,227,608	162,908	1,390,516	13.3%
Deposits – Interest bearing checking	896,189	26,065	922,254	2.9%
Deposits – Money market	1,026,043	52,959	1,079,002	5.2%
Deposits – Savings	445,405	(27,593)	417,812	-6.2%
Deposits – Brokered	251,043	(34,427)	216,616	-13.7%
Deposits – Internet time	7,248	(3,820)	3,428	-52.7%
Deposits – Time>$100,000	357,595	148,553	506,148	41.5%
Deposits – Time<$100,000	284,577	(23,115)	261,462	-8.1%
Total deposits	$4,495,708	301,530	4,797,238	6.7%

January 1, 2019 to March 31, 2019
Total loans	$4,249,064	54,723	4,303,787	1.3%

Deposits – Noninterest bearing checking	1,320,131	70,385	1,390,516	5.3%
Deposits – Interest bearing checking	916,374	5,880	922,254	0.6%
Deposits – Money market	1,035,523	43,479	1,079,002	4.2%
Deposits – Savings	432,389	(14,577)	417,812	-3.4%
Deposits – Brokered	239,875	(23,259)	216,616	-9.7%
Deposits – Internet time	3,428	—	3,428	0.0%
Deposits – Time>$100,000	447,619	58,529	506,148	13.1%
Deposits – Time<$100,000	264,000	(2,538)	261,462	-1.0%
Total deposits	$4,659,339	137,899	4,797,238	3.0%

As derived from the table above, for the twelve months preceding March 31, 2019, our total loans increased $190.0 million, or 4.6%. For the first three months of 2019, loan growth was $54.7 million, or 1.3%. Loan growth for both periods was organic and driven by our continued expansion into high-growth markets and our emphasis on SBA lending. We expect continued growth in our loan portfolio in 2019.

The mix of our loan portfolio remains substantially the same at March 31, 2019 compared to December 31, 2018. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan. Note 6 to the consolidated financial statements presents additional detailed information regarding our mix of loans.

For both the three and twelve month periods ended March 31, 2019, we experienced internal growth in our core deposit accounts (checking, money market and savings) and in our retail time deposits, excluding brokered and internet time deposits. We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services. Total brokered and internet time deposits declined in both periods due to the strong growth in our retail deposits.

Index

With our deposit growth exceeding our loan growth over the past twelve months, our liquidity levels have increased.  Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 20.0% at March 31, 2018 to 22.6% at March 31, 2019.

Over the past year, we have invested a portion of our cash balances into available for sale investment securities, primarily to achieve higher yields.  Total securities available for sale increased from $341.0 million at March 31, 2018 to $639.6 million at March 31, 2019, while total cash balance have declined from $526.7 million to $446.8 million over that same period.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, TDRs, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended March 31, 2019	As of/for the quarter ended December 31, 2018	As of/for the quarter ended March 31, 2018

Nonperforming assets
Nonaccrual loans	$20,684	22,575	21,849
TDRs – accruing	12,457	13,418	18,495
Accruing loans >90 days past due	—	—	—
Total nonperforming loans	33,141	35,993	40,344
Foreclosed real estate	6,390	7,440	11,307
Total nonperforming assets	$39,531	43,433	51,651

Purchased credit impaired loans not included above (1)	$15,867	17,393	22,147

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.04%	0.02%	(0.36%	)
Nonperforming loans to total loans	0.77%	0.85%	0.98%
Nonperforming assets to total assets	0.65%	0.74%	0.92%
Allowance for loan losses to total loans	0.49%	0.50%	0.57%
Allowance for loan losses + unaccreted discount on acquired loans to total loans	0.86%	0.90%	1.11%
Allowance for loan losses to nonperforming loans	63.65%	58.45%	57.75%

(1)	In the March 3, 2017 acquisition of Carolina Bank and the October 1, 2017 acquisition of Asheville Savings Bank, we acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts, including $0.6 million, $0.6 million, and $0.5 million in PCI loans at March 31, 2019, December 31, 2018, and March 31, 2018, respectively, that were contractually past due 90 days or more.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

As noted in the table above, at March 31, 2019, total nonaccrual loans amounted to $20.7 million, compared to $22.6 million at December 31, 2018 and $21.8 million at March 31, 2018. Nonaccrual loans have generally declined in recent years as our local economies have improved, and we continue to focus on resolving our problem assets.

TDRs are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At March 31, 2019, total accruing TDRs amounted to $12.5 million, compared to $13.4 million at December 31, 2018 and $18.5 million at March 31, 2018.

Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $6.4 million at March 31, 2019, $7.4 million at December 31, 2018, and $11.3 million at March 31, 2018. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and the improvement in our overall asset quality.

Index

The following is the composition, by loan type, of all of our nonaccrual loans at each period end

($ in thousands)	At March 31, 2019	At December 31, 2018	At March 31, 2018
Commercial, financial, and agricultural	$980	919	801
Real estate – construction, land development, and other land loans	1,677	2,265	1,766
Real estate – mortgage – residential (1-4 family) first mortgages	9,958	10,115	12,073
Real estate – mortgage – home equity loans/lines of credit	1,632	1,685	1,980
Real estate – mortgage – commercial and other	6,280	7,452	5,119
Installment loans to individuals	157	139	110
Total nonaccrual loans	$20,684	22,575	21,849

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

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At March 31, 2019	At December 31, 2018	At March 31, 2018
Vacant land and farmland	$1,968	2,035	2,852
1-4 family residential properties	1,526	2,311	3,710
Commercial real estate	2,896	3,094	4,745
Total foreclosed real estate	$6,390	7,440	11,307

The following table presents geographical information regarding our nonperforming assets at March 31, 2019.

	As of March 31, 2019
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate

Region (1)
Eastern Region (NC)	$8,487	916,000	0.93%	$1,973
Triangle Region (NC)	7,722	914,000	0.84%	1,148
Triad Region (NC)	5,521	867,000	0.64%	202
Charlotte Region (NC)	1,223	334,000	0.37%	180
Southern Piedmont Region (NC)	5,868	268,000	2.19%	743
Western Region (NC)	1,137	684,000	0.17%	1,064
South Carolina Region	1,186	161,000	0.74%	389
Former Virginia Region	91	1,000	9.10%	691
Other	1,906	159,000	1.20%	—
Total	$33,141	4,304,000	0.77%	$6,390

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

($ in thousands)	Three Months Ended March 31,	Twelve Months Ended December 31,	Three Months Ended March 31,
	2019	2018	2018
Loans outstanding at end of period	$4,303,787	4,249,064	4,113,785
Average amount of loans outstanding	$4,280,272	4,161,838	4,099,495

Allowance for loan losses, at beginning of year	$21,039	23,298	23,298
Provision (reversal) for loan losses	500	(3,589)	(3,659)
	21,539	19,709	19,639
Loans charged off:
Commercial, financial, and agricultural	(246)	(2,128)	(239)
Real estate – construction, land development & other land loans	(264)	(158)	(2)
Real estate – mortgage – residential (1-4 family) first mortgages	(30)	(1,734)	(243)
Real estate – mortgage – home equity loans / lines of credit	(80)	(711)	(176)
Real estate – mortgage – commercial and other	(836)	(1,459)	(41)
Installment loans to individuals	(281)	(781)	(118)
Total charge-offs	(1,737)	(6,971)	(819)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	414	1,195	499
Real estate – construction, land development & other land loans	287	4,097	3,046
Real estate – mortgage – residential (1-4 family) first mortgages	160	833	145
Real estate – mortgage – home equity loans / lines of credit	128	364	153
Real estate – mortgage – commercial and other	271	1,503	582
Installment loans to individuals	33	309	53
Total recoveries	1,293	8,301	4,478
Net (charge-offs) recoveries	(444)	1,330	3,659
Allowance for loan losses, at end of period	$21,095	21,039	23,298

Ratios:
Net charge-offs (recoveries) as a percent of average loans (annualized)	0.04%	(0.03% )	(0.36% )
Allowance for loan losses as a percent of loans at end of period	0.49%	0.50%	0.57%
Allowance for loan losses + unaccreted discount on acquired loans as a percent of loans	0.86%	0.90%	1.11%

We recorded a provision for loan losses of $0.5 million in the first quarter of 2019, compared to a negative provision for loan losses (reduction of the allowance for loan losses) of $3.7 million in the first quarter of 2018. In the first quarter of 2018, the Company experienced net loan recoveries of $3.7 million, which drove the negative provision for the quarter and was the primary reason for the variance in the provision for loan losses when comparing the first quarter of 2019 to the first quarter of 2018. Other factors impacting the provision for loan loss are discussed in the following two paragraphs.

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

Index

Organic loan growth for the first three months of 2019 of $54.7 million was relatively consistent with the $71.4 million realized for first quarter of 2018, with the variance not significantly impacting the required allowance for loan losses. As it relates to asset quality trends, our total classified and nonaccrual loans amounted to $61 million at both March 31, 2019 and December 31, 2018 compared to $80.0 million at March 31, 2018.

The ratio of our allowance to total loans was 0.49%, 0.50%, and 0.57% at March 31, 2019, December 31, 2018, and March 31, 2018, respectively. The decline in this ratio was a result of the factors discussed above that impacted our relatively low levels of provision for loan losses. Our relatively low level of allowance to total loans is significantly impacted by the acquisitions of Carolina Bank and Asheville Savings Bank in 2017, which had over $1 billion in total loans. Applicable accounting guidance did not allow us to record an allowance for loan losses upon the acquisition of loans – instead the acquired loans were recorded at their discounted fair value, which included the consideration of any expected losses. No allowance for loan losses will be recorded for the acquired loans unless the expected credit losses exceed the remaining unamortized discounts – based on an individual basis for purchased credit impaired loans and on a pooled basis for performing acquired loans. See Critical Accounting Policies above for further discussion. Unaccreted discount on acquired loans, which is available to absorb loan losses, amounted to $16.1 million, $17.3 million, and $22.3 million at March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

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

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at March 31, 2019, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2018.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $1.080 billion line of credit with the Federal Home Loan Bank (of which $352 million was outstanding at both March 31, 2019 and December 31, 2018), 2) a $35 million federal funds line with a correspondent bank (of which none was outstanding at March 31, 2019 or December 31, 2018), and 3) an approximately $123 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at March 31, 2019 or December 31, 2018). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $190 million at both March 31, 2019 and December 31, 2018, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $505 million at March 31, 2019 compared to $502 million at December 31, 2018.

Our overall liquidity has increased since March 31, 2018 due primarily to the strong deposit growth expeirenced. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 20.0% at March 31, 2018 to 22.6% at March 31, 2019.

Index

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2018, detail of which is presented in Table 18 on page 77 of our 2018 Annual Report on Form 10-K.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2019, and have no current plans to do so.

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

The capital conservation buffer requirement began to be phased in on January 1, 2016, at 0.625% of risk weighted assets, and increased each year until fully implemented at 2.5% on January 1, 2019.

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

Index

At March 31, 2019, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2019	December 31, 2018	March 31, 2018

Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	12.51%	12.28%	11.01%
Minimum required Common equity Tier 1 capital	7.00%	6.375%	6.375%

Tier I capital to Tier 1 risk weighted assets	13.73%	13.48%	12.23%
Minimum required Tier 1 capital	8.50%	7.875%	7.875%

Total risk-based capital to Tier II risk weighted assets	14.21%	13.97%	12.78%
Minimum required total risk-based capital	10.50%	9.875%	9.875%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	10.69%	10.47%	9.88%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%

First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At March 31, 2019, First Bank significantly exceeded the minimum ratios established by the regulatory authorities.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 9.21% at March 31, 2019 compared to 9.07% at December 31, 2018 and 8.35% at March 31, 2018.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•	On February 5, 2019, the Company announced a quarterly cash dividend of $0.12 per share payable on April 25, 2019 to shareholders of record on March 31, 2019. The dividend rate represents a 20% increase over the previous dividend rate of $0.10 the Company declared in the first quarter of 2018.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first three months of 2019. At March 31, 2019, we had authority from our board of directors to repurchase up to $25 million in shares of the Company’s common stock. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.03% (realized in 2016) to a high of 4.58% (realized in 2014). From 2008 until the fourth quarter of 2015, the prime rate of interest had remained at 3.25%. Beginning in December 2015, the Federal Reserve began steadily increasing the prime rate of interest, which reached a rate of 5.50% in December 2018 (also the current rate at March 31, 2019). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At March 31, 2019, approximately 77% of our interest-earning assets were subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Index

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). At March 31, 2019, we had $1.4 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2019 are deposits totaling $2.4 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

As it relates to deposits, the Federal Reserve made no changes to the short term interest rates it sets directly from 2008 until mid-December 2015, and since that time we have been able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as a result of the nine interest rate increases initiated by the Federal Reserve since 2015 and significant competitive pressures in our market area, we have had to increase deposit rates. Deposit pricing competition began to intensify in the second half of 2018 and we expect it to continue. In the first quarter of 2019, our deposit costs have risen at a higher rate than the increase in asset yields, and thus our net interest margin compressed slightly in the first three months of 2019.

Index

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to the acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans amounted to $1.1 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that are initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $16.1 million at March 31, 2019 compared to $22.3 million at March 31, 2018.

Based on our most recent interest rate modeling, which assumes no more rate changes during 2019 (federal funds rate = 2.50%, prime = 5.50%), we project that our net interest margin for 2019 will likely decline slightly in the near term due to the loan and deposit pricing pressures discussed above.

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

Item 1A – Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in the forepart of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Index

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 to January 31, 2019	—	—	—	$25,000,000
February 1, 2019 to February 28, 2019	—	—	—	$25,000,000
March 1, 2019 to March 31, 2019	—	—	—	$25,000,000
Total	—	—	—	$25,000,000

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On February 5, 2019, the Company announced that its board of directors had approved the repurchase of up to $25,000,000 in shares of the Company’s common stock. The repurchase authorization expires on December 31, 2019.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended March 31, 2019.

During the three months ended March 31, 2019, there were no unregistered sales of the Company’s securities.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have Securities and Exchange Commission File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

2.a	Purchase and Assumption Agreement dated as of March 3, 2016 between First Bank (as Seller) and First Community Bank (as Purchaser) was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.b	Purchase and Assumption Agreement dated as of March 3, 2016 between First Community Bank (as Seller) and First Bank (as Purchaser) was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 7, 2016, and is incorporated herein by reference.

2.c	Merger Agreement between First Bancorp and Carolina Bank Holdings, Inc. dated June 21, 2016 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016, and is incorporated herein by reference.

2.d	Merger Agreement between First Bancorp and ASB Bancorp, Inc. dated May 1, 2017 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 1, 2017, and is incorporated herein by reference

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 9, 2018, and are incorporated herein by reference.

Index

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 10, 2019	BY:/s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer
(Principal Executive Officer),
and Director

May 10, 2019	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer