Form 10-Q
period 2019-06-30
FIRST BANCORP /NC/
filed 2019-08-09
CIK 811589

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
The number of shares of the registrant's Common Stock outstanding on July 31, 2019 was 29,717,223.

Index

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

Index

Part I. Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands)	June 30, 2019 (unaudited)	December 31, 2018	June 30, 2018 (unaudited)
ASSETS
Cash and due from banks, noninterest-bearing	$52,679	56,050	97,163
Due from banks, interest-bearing	286,781	406,848	462,972
Total cash and cash equivalents	339,460	462,898	560,135

Securities available for sale	691,971	501,351	334,068
Securities held to maturity (fair values of $79,044, $99,906, and $107,068)	79,050	101,237	108,265

Presold mortgages in process of settlement	6,222	4,279	9,311

Loans	4,339,497	4,249,064	4,149,390
Allowance for loan losses	(20,789)	(21,039)	(23,298)
Net loans	4,318,708	4,228,025	4,126,092

Premises and equipment	136,901	119,000	113,774
Accrued interest receivable	16,909	16,004	13,930
Goodwill	234,368	234,368	232,458
Other intangible assets	19,401	21,112	23,152
Foreclosed properties	5,107	7,440	8,296
Bank-owned life insurance	103,154	101,878	100,413
Other assets	60,788	66,524	87,706
Total assets	$6,012,039	5,864,116	5,717,600

LIABILITIES
Deposits: Noninterest bearing checking accounts	$1,441,064	1,320,131	1,252,214
Interest bearing checking accounts	931,945	916,374	915,666
Money market accounts	1,104,052	1,035,523	1,021,659
Savings accounts	413,065	432,389	440,475
Time deposits of $100,000 or more	690,734	690,922	647,206
Other time deposits	262,194	264,000	276,401
Total deposits	4,843,054	4,659,339	4,553,621
Borrowings	301,140	406,609	407,076
Accrued interest payable	2,258	1,976	1,651
Other liabilities	50,418	31,962	30,530
Total liabilities	5,196,870	5,099,886	4,992,878

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none, none, and none	—	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 29,717,223, 29,724,874, and 29,702,912 shares	432,533	434,453	434,117
Retained earnings	380,748	341,738	301,800
Stock in rabbi trust assumed in acquisition	(2,866)	(3,235)	(3,214)
Rabbi trust obligation	2,866	3,235	3,214
Accumulated other comprehensive income (loss)	1,888	(11,961)	(11,195)
Total shareholders’ equity	815,169	764,230	724,722
Total liabilities and shareholders’ equity	$6,012,039	5,864,116	5,717,600
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$55,652	51,451	109,612	101,621
Interest on investment securities:
Taxable interest income	4,993	2,465	9,730	5,051
Tax-exempt interest income	271	368	608	748
Other, principally overnight investments	2,106	2,451	4,807	4,376
Total interest income	63,022	56,735	124,757	111,796

INTEREST EXPENSE
Savings, checking and money market accounts	2,335	1,132	4,344	2,111
Time deposits of $100,000 or more	3,522	1,850	6,700	3,325
Other time deposits	467	251	857	470
Borrowings	2,289	2,270	5,086	4,151
Total interest expense	8,613	5,503	16,987	10,057

Net interest income	54,409	51,232	107,770	101,739
Provision (reversal) for loan losses	(308)	(710)	192	(4,369)
Net interest income after provision for loan losses	54,717	51,942	107,578	106,108

NONINTEREST INCOME
Service charges on deposit accounts	3,210	3,122	6,155	6,385
Other service charges, commissions and fees	5,786	4,674	11,034	9,159
Fees from presold mortgage loans	857	796	1,402	1,655
Commissions from sales of insurance and financial products	2,204	2,119	4,233	4,059
SBA consulting fees	921	1,126	2,184	2,267
SBA loan sale gains	3,069	2,598	5,131	6,400
Bank-owned life insurance income	631	628	1,277	1,251
Foreclosed property gains (losses), net	(381)	(99)	(626)	(387)
Other gains (losses), net	(308)	908	(226)	912
Total noninterest income	15,989	15,872	30,564	31,701

NONINTEREST EXPENSES
Salaries expense	19,732	18,446	38,697	37,844
Employee benefits expense	4,418	4,084	9,006	8,691
Total personnel expense	24,150	22,530	47,703	46,535
Occupancy expense	2,729	2,543	5,483	5,345
Equipment related expenses	1,183	1,241	2,552	2,493
Merger and acquisition expenses	103	640	213	3,401
Intangibles amortization expense	1,242	1,506	2,574	3,066
Other operating expenses	11,032	10,174	21,185	21,280
Total noninterest expenses	40,439	38,634	79,710	82,120

Income before income taxes	30,267	29,180	58,432	55,689
Income tax expense	6,408	6,450	12,288	12,286

Net income	$23,859	22,730	46,144	43,403

Earnings per common share:
Basic	$0.80	0.77	1.55	1.47
Diluted	0.80	0.77	1.55	1.46

Dividends declared per common share	$0.12	0.10	0.24	0.20

Weighted average common shares outstanding:
Basic	29,626,931	29,544,747	29,607,074	29,539,308
Diluted	29,796,941	29,632,738	29,808,859	29,630,822
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands-unaudited)	2019	2018	2019	2018
Net income	$23,859	22,730	46,144	43,403
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	11,701	(2,012)	17,604	(9,302)
Tax (expense) benefit	(2,714)	471	(4,094)	2,174
Postretirement Plans:
Amortization of unrecognized net actuarial loss	228	51	456	103
Tax benefit	(63)	(12)	(117)	(24)
Other comprehensive income (loss)	9,152	(1,502)	13,849	(7,049)
Comprehensive income	$33,011	21,228	59,993	36,354
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except per share - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended June 30, 2018
Balances, April 1, 2018	29,661	$433,305	282,038	(3,588)	3,588	(9,693)	705,650

Net income			22,730				22,730
Cash dividends declared ($0.10 per common share)			(2,968)				(2,968)
Change in Rabbi Trust Obligation				374	(374)		—
Stock option exercises	17	216					216
Stock withheld for payment of taxes	(4)	—					—
Stock-based compensation	29	596					596
Other comprehensive income (loss)						(1,502)	(1,502)

Balances, June 30, 2018	29,703	$434,117	301,800	(3,214)	3,214	(11,195)	724,722

Three Months Ended June 30, 2019
Balances, April 1, 2019	29,746	434,948	360,455	(3,245)	3,245	(7,264)	788,139

Net income			23,859				23,859
Cash dividends declared ($0.12 per common share)			(3,566)				(3,566)
Change in Rabbi Trust Obligation				379	(379)		—
Equity issued related to acquisition earn-out	78	3,070					3,070
Stock repurchases	(182)	(6,524)					(6,524)
Stock option exercises	9	129					129
Stock-based compensation	65	910					910
Other comprehensive income (loss)						9,152	9,152

Balances, June 30, 2019	29,717	$432,533	380,748	(2,866)	2,866	1,888	815,169

See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

($ in thousands, except per share - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Six Months Ended June 30, 2018
Balances, January 1, 2018	29,639	$432,794	264,331	(3,581)	3,581	(4,146)	692,979

Net income			43,403				43,403
Cash dividends declared ($0.20 per common share)			(5,934)				(5,934)
Change in Rabbi Trust Obligation				367	(367)		—
Stock option exercises	25	324					324
Stock withheld for payment of taxes	(4)	—					—
Stock-based compensation	43	999					999
Other comprehensive income (loss)						(7,049)	(7,049)

June 30, 2018	29,703	$434,117	301,800	(3,214)	3,214	(11,195)	724,722

Six Months Ended June 30, 2019
Balances, January 1, 2019	29,725	434,453	341,738	(3,235)	3,235	(11,961)	764,230

Net income			46,144				46,144
Cash dividends declared ($0.24 per common share)			(7,134)				(7,134)
Change in Rabbi Trust Obligation				369	(369)		—
Equity issued related to acquisition earnout	78	3,070					3,070
Stock repurchases	(182)	(6,524)					(6,524)
Stock option exercises	9	129					129
Stock withheld for payment of taxes	(2)	(91)					(91)
Stock-based compensation	89	1,496					1,496
Other comprehensive income (loss)						13,849	13,849

Balances, June 30, 2019	29,717	$432,533	380,748	(2,866)	2,866	1,888	815,169
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2019	2018
Cash Flows From Operating Activities
Net income	$46,144	43,403
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	192	(4,369)
Net security premium amortization	1,104	1,476
Loan discount accretion	(3,149)	(4,407)
Other purchase accounting accretion and amortization, net	(18)	(125)
Foreclosed property (gains) losses and write-downs, net	626	387
Other losses (gains)	226	(912)
Increase in net deferred loan costs	(485)	(955)
Depreciation of premises and equipment	2,886	2,859
Amortization of operating lease right-of-use assets	911	—
Repayments of lease obligations	(1,198)	—
Stock-based compensation expense	1,202	827
Amortization of intangible assets	2,574	3,066
Amortization of SBA servicing assets	621	351
Fees/gains from sale of presold mortgages and SBA loans	(6,533)	(8,055)
Origination of presold mortgage loans in process of settlement	(53,390)	(70,056)
Proceeds from sales of presold mortgage loans in process of settlement	52,878	74,729
Origination of SBA loans for sale	(91,323)	(110,116)
Proceeds from sales of SBA loans	73,313	88,811
(Increase) decrease in accrued interest receivable	(905)	164
Decrease (increase) in other assets	80	(14,988)
Increase in accrued interest payable	282	416
Decrease in other liabilities	(1,382)	(7,504)
Net cash provided (used) by operating activities	24,656	(4,998)

Cash Flows From Investing Activities
Purchases of securities available for sale	(256,609)	(18,850)
Proceeds from maturities/issuer calls of securities available for sale	82,952	17,835
Proceeds from maturities/issuer calls of securities held to maturity	21,725	9,679
Redemptions (purchases) of FRB and FHLB stock, net	4,207	(6,099)
Net increase in loans	(67,139)	(73,471)
Proceeds from sales of foreclosed properties	3,262	4,619
Purchases of premises and equipment	(1,968)	(1,959)
Proceeds from sales of premises and equipment	240	2,579
Net cash used by investing activities	(213,330)	(65,667)

Cash Flows From Financing Activities
Net increase in deposits	183,823	146,882
Net decrease in borrowings	(105,559)	(558)
Cash dividends paid – common stock	(6,542)	(5,338)
Repurchases of common stock	(6,524)	—
Proceeds from stock option exercises	129	324
Stock withheld for payment of taxes	(91)	—
Net cash provided by financing activities	65,236	141,310

(Decrease) increase in cash and cash equivalents	(123,438)	70,645
Cash and cash equivalents, beginning of period	462,898	489,490

Cash and cash equivalents, end of period	$339,460	560,135

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$16,705	9,641
Income taxes	13,196	10,190
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	13,510	(7,128)
Foreclosed loans transferred to other real estate	1,555	1,913
Initial recognition of operating lease right-of-use assets	19,459	—
Initial recognition of operating lease liabilities	19,459	—
See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended June 30, 2019 and 2018
Note 1 - Basis of Presentation
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2019 and 2018 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2019 and 2018. All such adjustments were of a normal, recurring nature. Reference is made to the 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.
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
Accounting Standards Pending Adoption
In June 2016, the FASB issued guidance to change the accounting for credit losses. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is

Index

expected to result in earlier recognition of credit losses.  The guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The Company will apply the guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, the Company did not elect that option. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019. Also, in May 2019, the FASB issued additional guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of the CECL model, but the Company does not expect to elect this option. The Company continues its ongoing analysis on the impact of this guidance on its consolidated financial statements. In that regard, a cross-functional working group has been formed, under the direction of the Company's Chief Financial Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. Implementation efforts continue with model development, ongoing system requirements evaluation and the identification of data and resource needs, among other things. The Company has also engaged a third-party vendor solution to assist in the application of the new guidance. The Company has provided core data to the vendor and continues to validate and enhance the data. The Company is currently running models under both the current methodology and the CECL methodology. While the Company is currently unable to reasonably estimate the impact of adopting the guidance, the Company expects the adoption of this guidance to significantly increase its allowance for loan losses. The impact of adoption is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
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

Index

Note 3 – Reclassifications
Certain amounts reported in the period ended June 30, 2018 have been reclassified to conform to the presentation for June 30, 2019. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.
Note 4 – Stock-Based Compensation Plans
The Company recorded total stock-based compensation expense of $801,000 and $596,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,202,000 and $827,000 for the six months ended June 30, 2019 and 2018, respectively. Stock-based compensation expense for the Company relates to equity awards granted to employees and directors.
At June 30, 2019, the Company had the following stock-based compensation plans: the First Bancorp 2014 Equity Plan and the First Bancorp 2007 Equity Plan. The Company’s shareholders approved each plan. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of June 30, 2019, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 662,551 shares remaining available for grant.
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
Recent equity awards to employees have been made in the form of shares of restricted stock with service vesting conditions only. Compensation expense for these awards is recorded over the requisite service periods. Upon forfeiture, any previously recognized compensation cost is reversed. Upon a change in control (as defined in the plans), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.
Certain of the Company’s awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for each incremental award. Compensation expense is based on the estimated number of stock options and awards that will ultimately vest. Over the past five years, there have only been minimal amounts of forfeitures, and therefore the Company assumes that all awards granted with service conditions only will vest. The Company issues new shares of common stock when options are exercised.
In addition to employee equity awards, the Company's practice is to grant common shares, valued at approximately $32,000 to each non-employee director (currently 11 in total) in June of each year. Compensation expense associated with these director awards is recognized on the date of award since there are no vesting conditions. On June 1, 2019, the Company granted 9,030 shares of common stock to non-employee directors (903 shares per director), at a fair market value of $35.41 per share, which was the closing price of the Company's common stock on that date, and resulted in $320,000 in expense. On June 1, 2018, the Company granted 8,393 shares of common stock to non-employee directors (763 shares per director), at a fair market value of $41.93 per share, which was the closing price of the Company's common stock on that date, and resulted in $352,000 in expense. The expense associated with director grants is classified as "other operating expense" in the Consolidated Statements of Income.
The following table presents information regarding the activity for the first six months of 2019 related to the Company’s outstanding restricted stock:

Index

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	129,251	$32.39
Granted during the period	82,411	36.37
Vested during the period	(8,844)	26.97
Forfeited or expired during the period	(954)	41.93

Nonvested at June 30, 2019	201,864	$34.21

Total unrecognized compensation expense as of June 30, 2019 amounted to $4,154,000 with a weighted-average remaining term of 2.4 years. The Company expects to record $2,006,000 in compensation expense in the next twelve months, $1,062,000 of which will be recorded in the remaining quarters of 2019.
Prior to 2010, stock options were the primary form of stock-based compensation utilized by the Company. At June 30, 2019, there were no stock options outstanding. The following table presents information regarding the activity for the first six months of 2019 related to the Company’s outstanding stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2019	9,000	$14.35

Granted	—	—
Exercised	(9,000)	14.35
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2019	—	$—	0	$—

Exercisable at June 30, 2019	—	$—	0	$—

During the three months ended June 30, 2019 and 2018, the Company received $129,000 and $216,000, respectively, as a result of stock option exercises. During the six months ended June 30, 2019 and 2018, the Company received $129,000 and $324,000, respectively, as a result of stock option exercises.
Note 5 – Earnings Per Common Share
Basic Earnings Per Common Share is calculated by dividing net income, less income allocated to participating securities, by the weighted average number of common shares outstanding during the period, excluding unvested shares of restricted stock. For the Company, participating securities include unvested shares of restricted stock. Diluted Earnings Per Common Share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. For the periods presented, the Company’s potentially dilutive common stock issuances related to unvested shares of restricted stock and stock option grants under the Company’s equity-based plans, as well as contingently issuable shares.
In computing Diluted Earnings Per Common Share, adjustments are made to the computation of Basic Earnings Per Common shares, as follows. As it relates to unvested shares of restricted stock, the number of shares added to the denominator is equal to the total number of weighted average unvested shares outstanding. As it relates to stock options, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is included in the calculation of dilutive securities. As it relates to contingently issuable shares, the number of shares that are included in the calculation of

Index

dilutive securities is based on the weighted average number of shares that are issuable if the end of the reporting period were the end of the contingency period.
If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended June 30,
	2019			2018
($ in thousands except per share amounts)	Per Share Amount	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$23,859			$22,730
Less: income allocated to participating securities	(114)			—
Basic EPS per common share	$23,745	29,626,931	$0.80	$22,730	29,544,747	$0.77

Diluted EPS:
Net income	$23,859	29,626,931		$22,730	29,544,747
Effect of Dilutive Securities	—	170,010		—	87,991
Diluted EPS per common share	$23,859	29,796,941	$0.80	$22,730	29,632,738	$0.77

	For the Six Months Ended June 30,
	2019			2018
($ in thousands except per share amounts)	Per Share Amount	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$46,144			$43,403
Less: income allocated to participating securities	(227)			—
Basic EPS per common share	$45,917	29,607,074	$1.55	$43,403	29,539,308	$1.47

Diluted EPS:
Net income	$46,144	29,607,074		$43,403	29,539,308
Effect of Dilutive Securities	—	201,785		—	91,514
Diluted EPS per common share	$46,144	29,808,859	$1.55	$43,403	29,630,822	$1.46

For both the three and six months ended June 30, 2019 and 2018, there were no options that were antidilutive.
Note 6 – Securities
The book values and approximate fair values of investment securities at June 30, 2019 and December 31, 2018 are summarized as follows:

Index

($ in thousands)	June 30, 2019				December 31, 2018
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
Government-sponsored enterprise securities	$59,202	59,477	313	(38)	82,995	82,662	63	(396)
Mortgage-backed securities	593,824	598,024	7,088	(2,888)	396,995	385,551	39	(11,483)
Corporate bonds	33,731	34,470	869	(130)	33,751	33,138	76	(689)
Total available for sale	$686,757	691,971	8,270	(3,056)	513,741	501,351	178	(12,568)

Securities held to maturity:
Mortgage-backed securities	$46,447	45,998	—	(449)	52,048	50,241	—	(1,807)
State and local governments	32,603	33,046	444	(1)	49,189	49,665	525	(49)
Total held to maturity	$79,050	79,044	444	(450)	101,237	99,906	525	(1,856)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations, except for private mortgage-backed securities with a fair value of $1.0 million as of June 30, 2019 and December 31, 2018.
The following table presents information regarding securities with unrealized losses at June 30, 2019:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	13,962	38	13,962	38
Mortgage-backed securities	—	—	276,614	3,337	276,614	3,337
Corporate bonds	—	—	870	130	870	130
State and local governments	—	—	946	1	946	1
Total temporarily impaired securities	$—	—	292,392	3,506	292,392	3,506
The following table presents information regarding securities with unrealized losses at December 31, 2018:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$4,921	78	13,682	318	18,603	396
Mortgage-backed securities	82,525	351	294,305	12,939	376,830	13,290
Corporate bonds	20,704	433	5,817	256	26,521	689
State and local governments	595	1	6,641	48	7,236	49
Total temporarily impaired securities	$108,745	863	320,445	13,561	429,190	14,424

In the above tables, all of the securities that were in an unrealized loss position at June 30, 2019 and December 31, 2018 were bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company evaluated the collectability of each of these bonds and concluded that there was no other-than-temporary impairment. The Company does not intend to sell these securities, and it is

Index

more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
The book values and approximate fair values of investment securities at June 30, 2019, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities
Due within one year	$—	—	1,165	1,169
Due after one year but within five years	77,691	78,421	22,463	22,813
Due after five years but within ten years	10,242	10,473	8,110	8,165
Due after ten years	5,000	5,053	865	899
Mortgage-backed securities	593,824	598,024	46,447	45,998
Total securities	$686,757	691,971	79,050	79,044

At June 30, 2019 and December 31, 2018 investment securities with carrying values of $303,878,000 and $234,382,000, respectively, were pledged as collateral for public deposits.
Included in “other assets” in the Consolidated Balance Sheets are cost-method investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $33,260,000 and $37,468,000 at June 30, 2019 and December 31, 2018, respectively. The FHLB stock had a cost of $15,789,000 and $20,036,000 at June 30, 2019 and December 31, 2018, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost of $17,471,000 and $17,432,000 at June 30, 2019 and December 31, 2018, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at June 30, 2019 was approximately 1.63, which means the Company would receive approximately 20,140 Class A shares if the stock had converted on that date. This stock does not have a readily determinable fair value and is therefore carried at its cost basis of zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.

Index

Note 7 – Loans and Asset Quality Information
The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2019		December 31, 2018		June 30, 2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$471,188	11%	$457,037	11%	$417,366	10%
Real estate – construction, land development & other land loans	456,781	10%	518,976	12%	600,031	14%
Real estate – mortgage – residential (1-4 family) first mortgages	1,090,601	25%	1,054,176	25%	1,000,189	24%
Real estate – mortgage – home equity loans / lines of credit	349,355	8%	359,162	8%	369,875	9%
Real estate – mortgage – commercial and other	1,900,188	44%	1,787,022	42%	1,690,175	41%
Installment loans to individuals	69,600	2%	71,392	2%	71,823	2%
Subtotal	4,337,713	100%	4,247,765	100%	4,149,459	100%
Unamortized net deferred loan costs (fees)	1,784		1,299		(69)
Total loans	$4,339,497		$4,249,064		$4,149,390

Included in the table above are the following amounts of SBA loans:

($ in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Guaranteed portions of SBA Loans included in table above	$43,157	53,205	20,466
Unguaranteed portions of SBA Loans included in table above	106,154	97,572	98,013
Total SBA loans included in the table above	$149,311	150,777	118,479

Sold portions of SBA loans with servicing retained - not included in table above	$288,914	230,424	171,462

At June 30, 2019 and December 31, 2018, there was a remaining unaccreted discount on the retained portion of sold SBA loans amounting to $6.9 million and $5.7 million, respectively. As of June 30, 2019 and December 31, 2018, there was a remaining accretable discount of $13.0 million and $15.0 million, respectively, related to purchased non-impaired loans. Both types of discounts are amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
The following table presents changes in the recorded investment of purchased credit impaired (“PCI”) loans.

PCI loans	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018
Balance at beginning of period	$17,393	23,165
Change due to payments received and accretion	(3,273)	(5,799)
Change due to loan charge-offs	(11)	(10)
Transfers to foreclosed real estate	—	(4)
Other	66	41
Balance at end of period	$14,175	17,393
The following table presents changes in the accretable yield for PCI loans.

Index

Accretable Yield for PCI loans	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018
Balance at beginning of period	$4,750	4,688
Accretion	(811)	(2,050)
Reclassification from (to) nonaccretable difference	502	849
Other, net	(89)	1,263
Balance at end of period	$4,352	4,750

During the six months of 2019, the Company received $290,000 in payments that exceeded the carrying amount of the related PCI loans, of which $263,000 was recognized as loan discount accretion income and $27,000 was recorded as additional loan interest income. During the first six months of 2018, the Company received $190,000 in payments that exceeded the carrying amount of the related PCI loans, of which $149,000 was recognized as loan discount accretion income and $41,000 was recorded as additional loan interest income.
Nonperforming assets are defined as nonaccrual loans, troubled debt restructured (“TDR”) loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows.

($ in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Nonperforming assets
Nonaccrual loans	$17,375	22,575	25,494
TDRs- accruing	11,890	13,418	17,386
Accruing loans > 90 days past due	—	—	—
Total nonperforming loans	29,265	35,993	42,880
Foreclosed real estate	5,107	7,440	8,296
Total nonperforming assets	$34,372	43,433	51,176

Purchased credit impaired loans not included above (1)	$14,175	17,393	20,832

(1) In the March 3, 2017 acquisition of Carolina Bank, and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $0.6 million, $0.6 million, and $0.5 million in PCI loans at June 30, 2019, December 31, 2018, and June 30, 2018, respectively, that were contractually past due 90 days or more.
At June 30, 2019 and December 31, 2018, the Company had $1.3 million and $0.7 million in residential mortgage loans in process of foreclosure, respectively.
The following is a summary of the Company’s nonaccrual loans by major categories.

($ in thousands)	June 30, 2019	December 31, 2018
Commercial, financial, and agricultural	$1,490	919
Real estate – construction, land development & other land loans	1,420	2,265
Real estate – mortgage – residential (1-4 family) first mortgages	8,697	10,115
Real estate – mortgage – home equity loans / lines of credit	1,404	1,685
Real estate – mortgage – commercial and other	4,260	7,452
Installment loans to individuals	104	139
Total	$17,375	22,575

Index

The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2019.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$3,716	606	—	1,490	465,112	470,924
Real estate – construction, land development & other land loans	299	—	—	1,420	454,890	456,609
Real estate – mortgage – residential (1-4 family) first mortgages	4,821	101	—	8,697	1,071,040	1,084,659
Real estate – mortgage – home equity loans / lines of credit	856	620	—	1,404	346,265	349,145
Real estate – mortgage – commercial and other	1,007	2,514	—	4,260	1,884,964	1,892,745
Installment loans to individuals	354	77	—	104	68,921	69,456
Purchased credit impaired	167	174	622	—	13,212	14,175
Total	$11,220	4,092	622	17,375	4,304,404	4,337,713
Unamortized net deferred loan costs						1,784
Total loans						$4,339,497
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2018.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$191	5	—	919	455,691	456,806
Real estate – construction, land development & other land loans	849	212	—	2,265	515,472	518,798
Real estate – mortgage – residential (1-4 family) first mortgages	14,178	1,369	—	10,115	1,022,262	1,047,924
Real estate – mortgage – home equity loans / lines of credit	1,048	254	—	1,685	355,831	358,818
Real estate – mortgage – commercial and other	709	520	—	7,452	1,768,205	1,776,886
Installment loans to individuals	359	220	—	139	70,422	71,140
Purchased credit impaired	990	138	583	—	15,682	17,393
Total	$18,324	2,718	583	22,575	4,203,565	4,247,765
Unamortized net deferred loan costs						1,299
Total loans						$4,249,064

Index

The following table presents the activity in the allowance for loan losses for all loans for the three and six months ended June 30, 2019.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallocated	Total
As of and for the three months ended June 30, 2019

Beginning balance	$3,709	2,284	4,510	1,374	8,120	1,006	92	21,095
Charge-offs	(690)	(29)	(155)	(66)	(2)	(155)	—	(1,097)
Recoveries	191	202	222	327	103	54	—	1,099
Provisions	8	(642)	(454)	(364)	631	306	207	(308)
Ending balance	$3,218	1,815	4,123	1,271	8,852	1,211	299	20,789

As of and for the six months ended June 30, 2019

Beginning balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039
Charge-offs	(936)	(293)	(185)	(146)	(838)	(436)	—	(2,834)
Recoveries	605	489	382	455	374	87	—	2,392
Provisions	660	(624)	(1,271)	(703)	1,333	608	189	192
Ending balance	$3,218	1,815	4,123	1,271	8,852	1,211	299	20,789

Ending balance as of June 30, 2019: Allowance for loan losses
Individually evaluated for impairment	$435	44	770	—	783	—	—	2,032
Collectively evaluated for impairment	$2,776	1,771	3,289	1,271	8,013	1,195	299	18,614
Purchased credit impaired	$7	—	64	—	56	16	—	143

Loans receivable as of June 30, 2019
Ending balance – total	$471,188	456,781	1,090,601	349,355	1,900,188	69,600	—	4,337,713
Unamortized net deferred loan costs								1,784
Total loans								$4,339,497

Ending balances as of June 30, 2019: Loans
Individually evaluated for impairment	$992	1,020	10,334	21	7,451	—	—	19,818
Collectively evaluated for impairment	$469,932	455,589	1,074,325	349,124	1,885,294	69,456	—	4,303,720
Purchased credit impaired	$264	172	5,942	210	7,443	144	—	14,175

Index

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2018.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallocated	Total
As of and for the year ended December 31, 2018

Beginning balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298
Charge-offs	(2,128)	(158)	(1,734)	(711)	(1,459)	(781)	—	(6,971)
Recoveries	1,195	4,097	833	364	1,503	309	—	8,301
Provisions	711	(4,512)	(49)	185	1,464	474	(1,862)	(3,589)
Ending balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039

Ending balances as of December 31, 2018: Allowance for loan losses
Individually evaluated for impairment	$226	134	955	48	906	—	—	2,269
Collectively evaluated for impairment	$2,661	2,109	4,143	1,608	7,070	941	110	18,642
Purchased credit impaired	$2	—	99	9	7	11	—	128

Loans receivable as of December 31, 2018:
Ending balance – total	$457,037	518,976	1,054,176	359,162	1,787,022	71,392	—	4,247,765
Unamortized net deferred loan costs								1,299
Total loans								$4,249,064

Ending balances as of December 31, 2018: Loans
Individually evaluated for impairment	$696	1,345	12,391	296	9,525	—	—	24,253
Collectively evaluated for impairment	$456,111	517,453	1,035,532	358,522	1,767,361	71,140	—	4,206,119
Purchased credit impaired	$230	178	6,253	344	10,136	252	—	17,393

Index

The following table presents the activity in the allowance for loan losses for all loans for the three and six months ended June 30, 2018.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallocated	Total
As of and for the three months ended June 30, 2018

Beginning balance	$2,536	2,317	5,892	2,266	5,991	844	3,452	23,298
Charge-offs	(370)	(30)	(172)	(10)	(271)	(144)	—	(997)
Recoveries	313	341	371	90	542	50	—	1,707
Provisions	(211)	64	968	(96)	1,033	147	(2,615)	(710)
Ending balance	$2,268	2,692	7,059	2,250	7,295	897	837	23,298

As of and for the six months ended June 30, 2018

Beginning balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298
Charge-offs	(609)	(32)	(415)	(186)	(312)	(262)	—	(1,816)
Recoveries	812	3,387	516	243	1,124	103	—	6,185
Provisions	(1,046)	(3,479)	811	366	8	106	(1,135)	(4,369)
Ending balance	$2,268	2,692	7,059	2,250	7,295	897	837	23,298

Ending balances as of June 30, 2018: Allowance for loan losses
Individually evaluated for impairment	$277	302	2,756	415	1,231	6	—	4,987
Collectively evaluated for impairment	$1,991	2,390	4,133	1,794	6,052	891	837	18,088
Purchased credit impaired	$—	—	170	41	12	—	—	223

Loans receivable as of June 30, 2018
Ending balance – total	$417,366	600,031	1,000,189	369,875	1,690,175	71,823	—	4,149,459
Unamortized net deferred loan fees								(69)
Total loans								4,149,390

Ending balances as of June 30, 2018: Loans
Individually evaluated for impairment	$3,208	3,549	15,247	671	10,333	10	—	33,018
Collectively evaluated for impairment	$413,889	596,157	977,549	368,831	1,667,700	71,483	—	4,095,609
Purchased credit impaired	$269	325	7,393	373	12,142	330	—	20,832

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of June 30, 2019.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$—	—	—	113
Real estate – mortgage – construction, land development & other land loans	439	766	—	461
Real estate – mortgage – residential (1-4 family) first mortgages	4,645	4,972	—	4,687
Real estate – mortgage –home equity loans / lines of credit	21	30	—	21
Real estate – mortgage –commercial and other	3,287	4,276	—	3,593
Installment loans to individuals	—	—	—	—
Total impaired loans with no allowance	$8,392	10,044	—	8,875

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$992	1,323	435	798
Real estate – mortgage – construction, land development & other land loans	581	581	44	593
Real estate – mortgage – residential (1-4 family) first mortgages	5,689	5,881	770	6,519
Real estate – mortgage –home equity loans / lines of credit	—	—	—	91
Real estate – mortgage –commercial and other	4,164	4,763	783	4,865
Installment loans to individuals	—	—	—	—
Total impaired loans with allowance	$11,426	12,548	2,032	12,866
Interest income recorded on impaired loans during the six months ended June 30, 2019 was insignificant.

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2018.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$310	310	—	957
Real estate – mortgage – construction, land development & other land loans	485	803	—	2,366
Real estate – mortgage – residential (1-4 family) first mortgages	4,626	4,948	—	4,804
Real estate – mortgage –home equity loans / lines of credit	22	31	—	91
Real estate – mortgage –commercial and other	3,475	4,237	—	3,670
Installment loans to individuals	—	—	—	—
Total impaired loans with no allowance	$8,918	10,329	—	11,888

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$386	387	226	422
Real estate – mortgage – construction, land development & other land loans	860	864	134	385
Real estate – mortgage – residential (1-4 family) first mortgages	7,765	7,904	955	8,963
Real estate – mortgage –home equity loans / lines of credit	274	275	48	184
Real estate – mortgage –commercial and other	6,050	6,054	906	5,911
Installment loans to individuals	—	—	—	2
Total impaired loans with allowance	$15,335	15,484	2,269	15,867

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

Index

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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of June 30, 2019.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$460,804	7,643	987	1,490	470,924
Real estate – construction, land development & other land loans	447,686	4,680	2,823	1,420	456,609
Real estate – mortgage – residential (1-4 family) first mortgages	1,040,778	16,274	18,910	8,697	1,084,659
Real estate – mortgage – home equity loans / lines of credit	340,085	1,361	6,295	1,404	349,145
Real estate – mortgage – commercial and other	1,857,389	20,539	10,557	4,260	1,892,745
Installment loans to individuals	68,190	223	939	104	69,456
Purchased credit impaired	8,060	2,884	3,231	—	14,175
Total	$4,222,992	53,604	43,742	17,375	4,337,713
Unamortized net deferred loan costs					1,784
Total loans					4,339,497

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2018.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$452,372	3,056	459	919	456,806
Real estate – construction, land development & other land loans	509,251	5,668	1,614	2,265	518,798
Real estate – mortgage – residential (1-4 family) first mortgages	1,004,458	12,238	21,113	10,115	1,047,924
Real estate – mortgage – home equity loans / lines of credit	348,792	1,688	6,653	1,685	358,818
Real estate – mortgage – commercial and other	1,750,810	14,484	4,140	7,452	1,776,886
Installment loans to individuals	70,357	231	413	139	71,140
Purchased credit impaired	8,355	5,214	3,824	—	17,393
Total	$4,144,395	42,579	38,216	22,575	4,247,765
Unamortized net deferred loan costs					1,299
Total loans					4,249,064

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
The following table presents information related to loans modified in a troubled debt restructuring during the three months ended June 30, 2019 and 2018.

Index

($ in thousands)	For the three months ended June 30, 2019			For the three months ended June 30, 2018
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	1	$143	$143	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	1	18	18
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total TDRs arising during period	1	$143	$143	1	$18	$18

Index

The following table presents information related to loans modified in a troubled debt restructuring during the six months ended June 30, 2019 and 2018.

($ in thousands)	For the six months ended June 30, 2019			For the six months ended June 30, 2018
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	1	$143	$143	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	55	55	1	18	18
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	1	61	61
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	2	254	264
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total TDRs arising during period	2	$198	$198	4	$333	$343

Index

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended June 30, 2019 and 2018 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the Three Months Ended June 30, 2019		For the Three Months Ended June 30, 2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	1	$60
Real estate – mortgage – commercial and other	—	—	2	763
Total accruing TDRs that subsequently defaulted	—	$—	3	$823

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the six months ended June 30, 2019 and 2018 are presented in the table below.

($ in thousands)	For the Six Months Ended June 30, 2019		For the Six Months Ended June 30, 2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	1	$60
Real estate – mortgage – commercial and other	—	—	2	763
Total accruing TDRs that subsequently defaulted	—	$—	3	$823

Note 8 – Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2019, December 31, 2018, and June 30, 2018 and the carrying amount of unamortized intangible assets as of those same dates.

	June 30, 2019		December 31, 2018		June 30, 2018
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$6,013	1,911	6,013	1,637	6,013	1,185
Core deposit intangibles	28,440	18,648	28,440	16,469	28,440	12,803
SBA servicing asset	6,956	1,674	5,472	1,053	3,348	319
Other	1,303	1,078	1,303	957	1,303	718
Total	$42,712	23,311	41,228	20,116	39,104	15,025

Unamortizable intangible assets:
Goodwill	$234,368		234,368		232,458

The Company recorded $1,484,000 and $1,972,000 in servicing assets associated with the guaranteed portion of SBA loans originated and sold during the first six months of 2019 and 2018, respectively. During the first six months of 2019 and 2018, the Company recorded $621,000 and $351,000, respectively, in related amortization expense. Servicing assets are recorded for loans, or portions thereof, that the Company has sold but continue to service for a fee. Servicing assets are recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income to offset SBA servicing fees.

Index

Amortization expense of all other intangible assets totaled $1,242,000 and $1,506,000 for the three months ended June 30, 2019 and 2018, respectively, and $2,574,000 and $3,066,000 for the six months ended June 30, 2019 and 2018, respectively.
The following table presents the estimated amortization expense schedule related to acquisition-related amortizable intangible assets. These amounts will be recorded as "Intangibles amortization expense" within the noninterest expense section of the Consolidated Statements of Income. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets. Additionally, as noted in the table above, the Company has a SBA servicing asset at June 30, 2019 with a remaining book value of $5,282,000. This servicing asset will be amortized over the lives of the related loans, with such amortization expense recorded as a reduction of servicing income within the line item "Other service charges, commissions and fees" of the Consolidated Statements of Income.

($ in thousands)	Estimated Amortization Expense
July 1 to December 31, 2019	$2,284
2020	3,841
2021	2,927
2022	2,022
2023	1,041
Thereafter	2,004
Total	$14,119

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
The Company recorded periodic pension cost (income) totaling $244,000 and $(93,000) for the three months ended June 30, 2019 and 2018, respectively, and $488,000 and $272,000 for the six months ended June 30, 2019 and 2018, respectively. The following table contains the components of the pension cost.

	For the Three Months Ended June 30,
($ in thousands)	2019 Pension Plan	2018 Pension Plan	2019 SERP	2018 SERP	2019 Total Both Plans	Both Plans	2018 Total Both Plans
Service cost	$—	—	—	33	—		33
Interest cost	372	326	41	53	413		379
Expected return on plan assets	(397)	(556)	—	—	(397)		(556)
Amortization of net (gain)/loss	223	59	5	(8)	228		51
Net periodic pension cost (income)	$198	(171)	46	78	244		(93)

	For the Six Months Ended June 30,
($ in thousands)	2019 Pension Plan	2018 Pension Plan	2019 SERP	2018 SERP	2019 Total Both Plans	2018 Total Both Plans
Service cost	$—	—	—	62	—	62
Interest cost	744	656	82	110	826	766
Expected return on plan assets	(794)	(659)	—	—	(794)	(659)
Amortization of net (gain)/loss	446	119	10	(16)	456	103
Net periodic pension cost	$396	116	92	156	488	272

Index

The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first six months of 2019 and does not expect to contribute to the Pension Plan in the remainder of 2019.
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

($ in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Unrealized gain (loss) on securities available for sale	$5,214	(12,390)	(11,513)
Deferred tax asset (liability)	(1,198)	2,896	2,691
Net unrealized gain (loss) on securities available for sale	4,016	(9,494)	(8,822)

Additional pension asset (liability)	(2,764)	(3,220)	(3,097)
Deferred tax asset (liability)	636	753	724
Net additional pension asset (liability)	(2,128)	(2,467)	(2,373)

Total accumulated other comprehensive income (loss)	$1,888	(11,961)	(11,195)

The following table discloses the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2019 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2019	$(9,494)	(2,467)	(11,961)
Other comprehensive income (loss) before reclassifications	13,510	—	13,510
Amounts reclassified from accumulated other comprehensive income	—	339	339
Net current-period other comprehensive income (loss)	13,510	339	13,849

Ending balance at June 30, 2019	$4,016	(2,128)	1,888
The following table discloses the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2018 (all amounts are net of tax).

Index

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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2019.

($ in thousands)
Description of Financial Instruments	Fair Value at June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$59,477	—	59,477	—
Mortgage-backed securities	598,024	—	598,024	—
Corporate bonds	34,470	—	34,470	—
Total available for sale securities	$691,971	—	691,971	—

Nonrecurring
Impaired loans	$11,351	—	—	11,351
Foreclosed real estate	2,539	—	—	2,539
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

Index

over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. For any real estate valuations subsequent to foreclosure, any excess of the real estate recorded value over the fair value of the real estate is treated as a foreclosed real estate write-down on the Consolidated Statements of Income.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at June 30, 2019	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Input Values
Impaired loans	$11,351	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	2,539	Appraised value; List or contract price	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-10%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the six months ended June 30, 2019 or 2018.
For the six months ended June 30, 2019 and 2018, the increase (decrease) in the fair value of securities available for sale was $17,604,000 and ($9,302,000), respectively, which is included in other comprehensive income (net of tax benefit (expense) of ($4,094,000) and $2,174,000, respectively). Fair value measurement methods at June 30, 2019 and 2018 are consistent with those used in prior reporting periods.
The carrying amounts and estimated fair values of financial instruments at June 30, 2019 and December 31, 2018 are as follows:

Index

		June 30, 2019		December 31, 2018
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$52,679	52,679	56,050	56,050
Due from banks, interest-bearing	Level 1	286,781	286,781	406,848	406,848
Securities available for sale	Level 2	691,971	691,791	501,351	501,351
Securities held to maturity	Level 2	79,050	79,044	101,237	99,906
Presold mortgages in process of settlement	Level 1	6,222	6,222	4,279	4,279
Total loans, net of allowance	Level 3	4,318,708	4,264,663	4,228,025	4,181,139
Accrued interest receivable	Level 1	16,909	16,909	16,004	16,004
Bank-owned life insurance	Level 1	103,154	103,154	101,878	101,878
SBA Servicing Asset	Level 3	5,284	5,807	4,419	4,617

Deposits	Level 2	4,843,054	4,839,229	4,659,339	4,653,522
Borrowings	Level 2	301,140	295,309	406,609	402,556
Accrued interest payable	Level 2	2,258	2,258	1,976	1,972

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
Note 12 – Revenue from Contracts with Customers
All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“Topic 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2019 and 2018. Items outside the scope of Topic 606 are noted as such.

Index

	For the Three Months Ended		For the Six Months Ended
$ in thousands	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts:	$3,210	3,122	6,155	6,385
Other service charges, commissions, and fees:
Interchange income	4,228	3,482	7,779	6,543
Other service charges and fees	1,558	1,192	3,255	2,616
Commissions from sales of insurance and financial products:
Insurance income	1,304	1,489	2,672	2,903
Wealth management income	900	630	1,561	1,156
SBA consulting fees	921	1,126	2,184	2,267
Foreclosed property gains (losses), net	(381)	(99)	(626)	(387)
Noninterest income (in-scope of Topic 606)	11,740	10,942	22,980	21,483
Noninterest income (out-of-scope of Topic 606)	4,249	4,930	7,584	10,218
Total noninterest income	$15,989	15,872	30,564	31,701

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

Index

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
Note 13 – Leases
Effective January 1, 2019, the Company adopted new accounting guidance regarding Leases (Topic 842). As of June 30, 2019, the Company leased eight branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the building is owned. The Company also leases one loan production office and office space for several operational departments. All of the Company’s leases have historically qualified as operating leases under prior accounting guidance, and therefore, were not previously recognized on the Company’s Consolidated Balance Sheets. The lease agreements have maturity dates ranging from January 2021 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 20.83 years as of June 30, 2019.
The discount rate that was determined for each lease was based on the Company’s incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The weighted average discount rate for leases was 3.42% as of June 30, 2019.
Total operating lease expense was $1.2 million for the six months ended June 30, 2019. The right-of-use assets, included in premises and equipment, and lease liabilities, included in other liabilities, were $19.1 million and $19.2 million as of June 30, 2019, respectively.
Estimated lease payments for the Company’s operating leases with initial terms of one year or more as of June 30, 2019 were as follows.

($ in thousands)	Estimated Amortization Expense
July 1 to December 31, 2019	$1,164
2020	2,332
2021	2,135
2022	1,741
2023	1,643
Thereafter	19,776
Total estimated lease payments	28,791
Less effect of discounting	(9,558)
Present value of estimated lease payments (lease liability)	$19,233

Index

Future obligations for minimum rentals under noncancealable operating leases at December 31, 2018 were as follows:

($ in thousands)	Future obligations for minimum rentals under noncancelable operating leases
2019	$2,268
2020	1,973
2021	1,344
2022	869
2023	768
Thereafter	4,082
Total estimated lease payments	$11,304

Note 14 - Equity Issuance

On May 5, 2016, the Company acquired SBA Complete, Inc. (“SBA Complete”), a firm that provides services to financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. Per the terms of the acquisition agreement, the former owners of SBA Complete were eligible for a contingent earn-out payment to be paid in shares of Company stock based on achieving predetermined profitability goals over a cumulative three year period. The Company initially valued the earn-out at $3.0 million and adjusted the value quarterly thereafter based on updated estimates. On May 5, 2019, the three year earn-out period concluded, and based on the terms of the earn-out, the Company issued 78,353 shares of common stock with a value of $3.1 million, which increased shareholders' equity.

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
Current Accounting Matters
See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted and accounting standards that are pending adoption.
FINANCIAL OVERVIEW

Net income amounted to $23.9 million, or $0.80 per diluted common share, for the three months ended June 30, 2019, an increase of 3.9% in earnings per share from the $22.7 million, or $0.77 per diluted common share, recorded in the second quarter of 2018.

For the six months ended June 30, 2019, we recorded net income of $46.1 million, or $1.55 per diluted common share, an increase of 6.2% in earnings per share from the $43.4 million, or $1.46 per diluted common share, for the six months ended June 30, 2018.

Net Interest Income and Net Interest Margin

Net interest income for the second quarter of 2019 was $54.4 million, a 6.2% increase from the $51.2 million recorded in the second quarter of 2018. Net interest income for the first six months of 2019 amounted to $107.8 million, a 5.9% increase from the $101.7 million recorded in the comparable period of 2018. The increase in net interest income was due to growth in interest-earning assets.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the second quarter of 2019 was 4.06%, which was one basis point lower than the 4.07% realized in the second quarter of 2018. For the six month period ended June 30, 2019, our net interest margin was 4.06% compared to 4.12% for the same period in 2018. The decreases in the net interest margins realized in 2019 were primarily due to lower loan discount accretion.

We recorded loan discount accretion of $1.7 million in the second quarter of 2019, compared to $2.3 million in the second quarter of 2018. For the six months ended June 30, 2019 and 2018, loan discount accretion amounted to $3.1 million and $4.4 million, respectively. Loan discount accretion had a 13 basis point impact on the net interest margin in the second quarter of 2019 compared to an 18 basis point impact in the second quarter of 2018. For the first six months of 2019 and 2018, loan discount accretion had a 12 basis point impact and an 18 basis point

Index

impact, respectively, on the net interest margin for the periods. The lower discount accretion in 2019 was attributable to paydowns in the Company’s acquired loan portfolios.

Over the past year, the impact on the net interest margin of interest-bearing liability costs that have risen by more than earning asset yields has been substantially offset by the impact of the 15.1% growth in noninterest-bearing deposits, which has resulted in total funding costs increasing by approximately the same amount as the increase in earning asset yields.

Provision for Loan Losses and Asset Quality

We recorded a negative provision for loan losses of $0.3 million (reduction of the allowance for loan losses) in the second quarter of 2019 compared to a negative provision for loan losses of $0.7 million in the second quarter of 2018. For the six months ended June 30, 2019, we recorded a provision for loan losses of $0.2 million compared to a negative provision for loan losses of $4.4 million in the same period of 2018. In the first quarter of 2018, we experienced net loan recoveries of $3.7 million, which drove the negative provision during the period. Our provision for loan losses has remained at a low level over the past several years as a result of strong asset quality, including low loan charge-offs.

The ratio of annualized net charge-offs (recoveries) to average loans for the six months ended June 30, 2019 was 0.02%, compared to (0.21%) for the same period of 2018. Our nonperforming assets to total assets ratio was 0.57% at June 30, 2019 compared to 0.90% at June 30, 2018.

Noninterest Income

Total noninterest income was $16.0 million and $15.9 million for the three months ended June 30, 2019 and June 30, 2018, respectively. For the six months ended June 30, 2019, noninterest income amounted to $30.6 million compared to $31.7 million for the same period of 2018.

For the second quarter of 2019, increases were experienced in most categories of income, with “Other service charges, commissions, and fees” increasing by $1.1 million, or 23.8%, primarily due to higher debit card and credit card interchange fees associated with increased usage. For the six months ended June 30, 2019, higher “Other service charges, commissions and fees” were substantially offset by lower fees/gains on sales of mortgage loans and SBA loans.

Other gains (losses) amounted to a loss of $0.3 million in the second quarter of 2019 due to miscellaneous items, whereas in the second quarter of 2018, we recorded a $0.9 million gain on the sale of a former branch location.

Noninterest Expenses

Noninterest expenses amounted to $40.4 million in the second quarter of 2019, a 4.7% increase over the $38.6 million recorded in the second quarter of 2018, primarily due to increases in salaries expense. Noninterest expenses for the six months ended June 30, 2019 amounted to $79.7 million compared to $82.1 million in 2018, a decrease of 2.9%, primarily due to decreases in merger and acquisition expense.

Merger and acquisition expenses declined by $0.5 million in the second quarter of 2019 compared to the second quarter of 2018, and declined by $3.2 million in the six months ended June 30, 2019 compared to the same period in 2018.

Income Taxes

Our effective tax rate for the second quarter of 2019 was 21.2% compared to 22.1% in the second quarter of 2018. For the six months ended June 30, 2019 and 2018, our effective tax rates were 21.0% and 22.1%, respectively. The lower 2019 effective tax rates were primarily due to a decrease in the North Carolina corporate income tax rate from 3.0% to 2.5%, which became effective January 1, 2019.

Balance Sheet and Capital

Index

Total assets at June 30, 2019 amounted to $6.0 billion, a 5.1% increase from a year earlier. Total loans at June 30, 2019 amounted to $4.3 billion, a 4.6% increase from a year earlier, and total deposits amounted to $4.8 billion at June 30, 2019, a 6.4% increase from a year earlier.

Annualized loan growth for the first half of 2019 was 4.3%. Annualized deposit growth for the first half of 2019 was 8.0%. Within deposits, our retail deposits (excludes brokered deposits and internet time deposits) grew at an annualized rate of 12.5% for the first six months of 2019. As a result of the strong retail deposit growth, we have reduced our usage of brokered deposits, which have declined by $87 million, or 36.6%, since June 30, 2018. Additionally, we have paid down our borrowings by $106 million, or 26.0%, over that same period.

Over the past twelve months in order to reduce exposure to the possibility of lower interest rates, we have invested a portion of our interest-bearing cash balances into fixed rate investment securities. As a result, from June 30, 2018 to June 30, 2019, interest-bearing cash balances have declined by 38% and investment securities balances have increased by 74%.

We remain well-capitalized by all regulatory standards, with an estimated Total Risk-Based Capital Ratio at June 30, 2019 of 14.60%, an increase from the 13.17% reported at June 30, 2018.
Components of Earnings
Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended June 30, 2019 amounted to $54.4 million, an increase of $3.2 million, or 6.2%, from the $51.2 million recorded in the second quarter of 2018. Net interest income on a tax-equivalent basis for the three month period ended June 30, 2019 amounted to $54.8 million, an increase of $3.2 million, or 6.3%, from the $51.6 million recorded in the second quarter of 2018. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.

	Three Months Ended June 30,
($ in thousands)	2019	2018
Net interest income, as reported	$54,409	51,232
Tax-equivalent adjustment	423	367
Net interest income, tax-equivalent	$54,832	51,599
Net interest income for the six month period ended June 30, 2019 amounted to $107.8 million, an increase of $6.0 million, or 5.9%, from the $101.7 million recorded in the first half of 2018. Net interest income on a tax-equivalent basis for the six month period ended June 30, 2019 amounted to $108.6 million, an increase of $6.2 million, or 6.0%, from the $102.5 million recorded in the comparable period of 2018.

	Six Months Ended June 30,
($ in thousands)	2019	2018
Net interest income, as reported	$107,770	101,739
Tax-equivalent adjustment	847	723
Net interest income, tax-equivalent	$108,617	102,462
There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).
For the six months ended June 30, 2019, the higher net interest income compared to the same period of 2018 was due to growth in loans outstanding.

Index

The following table presents an analysis of net interest income.

	For the Three Months Ended June 30,
	2019			2018
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,329,866	5.16%	$55,652	$4,133,689	4.99%	$51,451
Taxable securities	715,848	2.80%	4,993	409,478	2.41%	2,465
Non-taxable securities	34,604	3.14%	271	50,531	2.92%	368
Short-term investments, primarily overnight funds	336,966	2.51%	2,106	486,674	2.02%	2,451
Total interest-earning assets	5,417,284	4.67%	63,022	5,080,372	4.48%	56,735

Cash and due from banks	53,853			94,525
Premises and equipment	136,813			114,200
Other assets	386,645			382,523
Total assets	$5,994,595			$5,671,620

Liabilities
Interest bearing checking	$892,615	0.14%	$301	877,270	0.10%	$212
Money market deposits	1,099,531	0.63%	1,725	1,033,676	0.27%	707
Savings deposits	414,095	0.30%	309	442,671	0.19%	213
Time deposits >$100,000	723,218	1.95%	3,522	629,319	1.18%	1,850
Other time deposits	262,537	0.71%	467	281,704	0.36%	251
Total interest-bearing deposits	3,391,996	0.75%	6,324	3,264,640	0.40%	3,233
Borrowings	324,096	2.83%	2,289	407,052	2.24%	2,270
Total interest-bearing liabilities	3,716,092	0.93%	8,613	3,671,692	0.60%	5,503

Noninterest bearing checking	1,418,033			1,247,919
Other liabilities	58,339			34,034
Shareholders’ equity	802,131			717,975
Total liabilities and shareholders’ equity	$5,994,595			5,671,620

Net yield on interest-earning assets and net interest income		4.03%	$54,409		4.04%	$51,232
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		4.06%	$54,832		4.07%	$51,599

Interest rate spread		3.74%			3.88%

Average prime rate		5.50%			4.80%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)   Includes tax-equivalent adjustments of $423,000 and $367,000 in 2019 and 2018, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Six Months Ended June 30,
	2019			2018
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,305,069	5.13%	$109,612	$4,116,592	4.98%	$101,621
Taxable securities	685,589	2.86%	9,730	410,032	2.48%	5,051
Non-taxable securities	38,452	3.19%	608	51,738	2.92%	748
Short-term investments, primarily overnight funds	365,915	2.65%	4,807	436,630	2.02%	4,376
Total interest-earning assets	5,395,025	4.66%	124,757	5,014,992	4.50%	111,796

Cash and due from banks	54,876			93,855
Premises and equipment	136,918			115,078
Other assets	383,003			386,643
Total assets	$5,969,822			$5,610,568

Liabilities
Interest bearing checking	$900,327	0.14%	$628	$881,349	0.09%	$411
Money market deposits	1,078,231	0.58%	3,120	1,019,632	0.25%	1,282
Savings deposits	420,469	0.29%	596	445,728	0.19%	418
Time deposits >$100,000	717,879	1.88%	6,700	614,523	1.09%	3,325
Other time deposits	262,854	0.66%	857	282,191	0.34%	470
Total interest-bearing deposits	3,379,760	0.71%	11,901	3,243,423	0.37%	5,906
Borrowings	365,143	2.81%	5,086	407,105	2.06%	4,151
Total interest-bearing liabilities	3,744,903	0.91%	16,987	3,650,528	0.56%	10,057

Noninterest bearing checking	1,377,370			1,214,759
Other liabilities	58,954			35,588
Shareholders’ equity	788,595			709,693
Total liabilities and shareholders’ equity	$5,969,822			$5,610,568

Net yield on interest-earning assets and net interest income		4.03%	$107,770		4.09%	$101,739
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		4.06%	$108,617		4.12%	$102,462

Interest rate spread		3.75%			3.94%

Average prime rate		5.50%			4.66%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)   Includes tax-equivalent adjustments of $847,000 and $723,000 in 2019 and 2018, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.
Average loans outstanding for the second quarter of 2019 were $4.330 billion, which was $196 million, or 4.7%, higher than the average loans outstanding for the second quarter of 2018 ($4.134 billion). For the first six months of 2019, average loans outstanding were $4.305 billion, which was $188 million, or 4.6% higher than the average loans outstanding for the comparable period of 2018 ($4.117 billion). The higher amount of average loans outstanding in 2019 was primarily due to our loan growth initiatives, including our continued focus and expansion into higher growth markets, our hiring of experienced bankers and our emphasis on SBA lending.

Index

The mix of our loan portfolio remained substantially the same at June 30, 2019 compared to December 31, 2018, with approximately 87% of our loans being real estate loans, 11% being commercial, financial, and agricultural loans, and the remaining 2% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.
Average total deposits outstanding for the second quarter of 2019 were $4.810 billion, which was $297 million, or 6.6%, higher than the average deposits outstanding for the second quarter of 2018 ($4.513 billion). Average total deposits for the six months ended June 30, 2019 were $4.757 billion, which was $299 million, or 6.7%, higher than the average deposits outstanding for the same period of 2018 ($4.458 billion). We continue to implement strategies to grow deposits, which we believe to be the principal reason for the increases in the past year. Average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $3.561 billion during the first half of 2018 to $3.776 billion during the first half of 2019, representing growth of $215 million, or 6.0%. Average time deposits also increased from $897 million during the first half of 2018 to $981 million for the first half of 2019, an increase of $84 million, or 9.4%.
Average borrowings decreased by $83 million, or 20.4%, and $42 million, or 10.3%, during the three and six months ended June 30, 2019, respectively, in comparison to the prior periods, as strong deposit growth has allowed us to pay down our level of borrowings over the past year.
See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the second quarter of 2019 was 4.06%, which was was one basis point lower than the 4.07% realized in the second quarter of 2018. For the six month period ended June 30, 2019, our net interest margin was 4.06% compared to 4.12% for the same period in 2018. The decrease in the net interest margin realized in 2019 was primarily due to lower loan discount accretion, as well as significant interest recoveries realized in the prior year, as discussed in the following paragraphs.
We recorded loan discount accretion of $1.7 million in the second quarter of 2019, compared to $2.3 million in the second quarter of 2018. For the six months ended June 30, 2019 and 2018, loan discount accretion amounted to $3.1 million and $4.4 million, respectively. Loan discount accretion had a 13 basis point impact on the net interest margin in the second quarter of 2019 compared to an 18 basis point impact in the second quarter of 2018. For the first six months of 2019 and 2018, loan discount accretion had a 12 basis point impact and an 18 basis point impact, respectively, on the net interest margin for the periods. The lower discount accretion in 2019 was attributable to paydowns in our acquired loan portfolios.
Additionally, in the first quarter of 2018, we received approximately $750,000 in interest recoveries on loans that had been charged off in the past that added approximately three basis points to the net interest margin for the first six months of 2018.
As derived from the tables above, in comparing the periods in 2019 to the periods in 2018, interest-earning asset yields have increased 16-19 bps, whereas interest-bearing liability costs have increased by 33-35 bps. The impact of the higher rising liability costs has been substantially offset by the impact of the approximately 13% growth in average noninterest-bearing deposits over the past year. Our total cost of funds, which includes noninterest bearing checking accounts at a zero percent cost, was 0.67% for both the three and six months ended June 30, 2019, compared to 0.45% and 0.42% for the three and six months of June 30, 2018, respectively.
See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded a negative provision for loan losses of $0.3 million (reduction of the allowance for loan losses) in the second quarter of 2019 compared to a negative provision for loan losses of $0.7 million in the second quarter of 2018. For the six months ended June 30, 2019, we recorded a provision for loan losses of $0.2 million compared to a negative provision for loan losses of $4.4 million in the same period of 2018. In the first quarter of 2018, we experienced net loan recoveries of $3.7 million, which drove the negative provision during the period. Our provision for loan losses has remained at a low level over the past several years as a result of strong asset quality, including low loan charge-offs.
Our provision for loan loss levels have been impacted by continued improvement in asset quality. Nonperforming assets amounted to $34.4 million at June 30, 2019, a decrease of 32.8% from the $51.2 million one year earlier.

Index

Our nonperforming assets to total assets ratio was 0.57% at June 30, 2019 compared to 0.74% at December 31, 2018 and 0.90% at June 30, 2018. Annualized net charge-offs (recoveries) as a percentage of average loans for the six months ended June 30, 2019 was 0.02% compared to (0.21%) for the same period of 2018.

Total noninterest income was $16.0 million and $15.9 million for the three months ended June 30, 2019 and June 30, 2018, respectively. For the six months ended June 30, 2019, noninterest income amounted to $30.6 million compared to $31.7 million for the same period of 2018.

	For the Three Months Ended		For the Six Months Ended
$ in thousands	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service charges on deposit accounts	$3,210	3,122	6,155	6,385
Other service charges, commissions, and fees	5,786	4,674	11,034	9,159
Fees from presold mortgage loans	857	796	1,402	1,655
Commissions from sales of insurance and financial products	2,204	2,119	4,233	4,059
SBA consulting fees	921	1,126	2,184	2,267
SBA loan sale gains	3,069	2,598	5,131	6,400
Bank-owned life insurance income	631	628	1,277	1,251
Foreclosed property gains (losses), net	(381)	(99)	(626)	(387)
Other gains (losses), net	(308)	908	(226)	912
Noninterest income	$15,989	15,872	30,564	31,701
Non-GAAP adjustments - Exclude:
Foreclosed property losses from above	381	99	626	387
Other gains and losses from above	308	(908)	226	(912)
Adjusted noninterest income	$16,678	15,063	31,416	31,176

Management evaluates noninterest income on a basis that excludes items that can be volatile in nature, such as foreclosed property gains (losses), net. We consider this adjusted noninterest income. As presented in the table above, adjusted noninterest income for the second quarter of 2019 was $16.7 million, a 10.7% increase from the $15.1 million reported for the second quarter of 2018. Adjusted noninterest income for the six months ended June 30, 2019 was $31.4 million, a 0.8% increase from the $31.2 million reported for the first half of 2018.
As shown in the table above, service charges on deposit accounts increased from $3.1 million in the second quarter of 2018 to $3.2 million in the second quarter of 2019. For the six months ended June 30, 2019, service charges on deposit accounts amounted to $6.2 million, which is a $0.2 million decrease from the $6.4 million recorded in the comparable period of 2018. The decrease in 2019 was primarily due to fewer instances of fees earned from customers overdrawing their accounts.
Other service charges, commissions, and fees increased in 2019 compared to 2018, primarily as a result of higher debit card and credit card interchange fees associated with increased usage. We earn a small fee each time a customer uses a debit or credit card to make a purchase. Due to the growth in checking accounts and increased customer usage of debit cards, we have experienced increases in this line item. Interchange income from credit cards has also increased due to growth in the number and usage of credit cards, which we believe is a result of continued promotion of this product
Fees from presold mortgages increased from $0.8 million in the second quarter of 2018 to $0.9 million in the second quarter of 2019. For the six months ended June 30, 2019, fees amounted to $1.4 million, a decrease of $0.3 million, from the $1.7 million recorded in the comparable period of 2018. Fees decreased in 2019 due to overall lower volumes in the mortgage industry and employee turnover within the mortgage department.
Commissions from sales of insurance and financial products amounted to approximately $2.2 million and $2.1 million for the second quarters of 2019 and 2018, respectively, and $4.2 million and $4.1 million for the first six months of 2019 and 2018, respectively. The increase in 2019 was primarily due to increases in commissions from the sales of our wealth management products.

Index

During the three months ended June 30, 2019 and 2018, we realized $3.1 million and $2.6 million in gains on SBA loan sales, respectively. For the six months ended June 30, 2019 and 2018, we realized $5.1 million and $6.4 million in gains on SBA loan sales, respectively. The decline in the first half of 2019 was a result of a combination of a lower sales volume and lower premiums realized.

Other gains (losses) amounted to losses of $0.3 million and $0.2 million in the three and six months ended June 30, 2019, respectively, and gains of $0.9 million for both the three and six months ended June 30, 2018. Losses in 2019 were due to miscellaneous items, whereas in the second quarter of 2018, we recorded a $0.9 million gain on the sale of a former branch location.

Noninterest expenses amounted to $40.4 million in the second quarter of 2019, a 4.7% increase over the $38.6 million recorded in the second quarter of 2018. Noninterest expenses for the six months ended June 30, 2019 amounted to $79.7 million compared to $82.1 million in 2018, a decrease of 2.9%.
Personnel expense increased to $24.2 million in the second quarter of 2019 from $22.5 million in the second quarter of 2018. For the first six months of 2019 and 2018, personnel expense amounted to $47.7 million and $46.5 million, respectively. The increase was primarily due to increased hiring within our SBA consulting division as we continue to focus on growth and expansion of that business.
The combined amount of occupancy and equipment expense increased slightly from $3.8 million in the second quarter of 2018 to $3.9 million in the second quarter of 2019, and from $7.8 million in the first six months of 2018 to $8.0 million in the comparable period of 2019.

Merger and acquisition expenses amounted to $0.1 million in the second quarter of 2019 compared $0.6 million in the second quarter of 2018. For the six months ended June 30, 2019 merger and acquisition expenses amounted to $0.2 million compared to $3.4 million for the same period in 2018. The higher merger and acquisition expenses recorded in 2018 related to the Asheville Savings Bank acquisition which converted its operations into First Bank late in the first quarter of 2018.

Intangibles amortization expense decreased from $1.5 million in the second quarter of 2018 to $1.2 million in the second quarter of 2019 and from $3.1 million in the first half of 2018 to $2.6 million in the first half of 2019. The declines were primarily as a result of the amortization of intangible assets associated with acquisitions that typically have amortization schedules that decline over time.
Other operating expenses amounted to $11.0 million for the second quarter of 2019 compared to $10.2 million in the second quarter of 2018. The increase in 2019 was due to miscellaneous expenses associated with the Company's growth. Other operating expenses amounted to $21.2 million in the first six months of 2019 compared to $21.3 million in the same period of 2018. For the year to date period, the decline in this line item was impacted by efficiencies realized from the conversion of the operations of the Asheville Savings Bank into First Bank during the first quarter of 2018.
For the three months ended June 30, 2019 and 2018, the provision for income taxes was $6.4 million, an effective tax rate of 21.2%, and $6.5 million, an effective tax rate of 22.1%, respectively. For the six months ended June 30, 2019 and 2018, the provision for income taxes was $12.3 million, an effective tax rate of 21.0%, and $12.3 million, an effective tax rate of 22.1%, respectively. The decline was due to a decrease in the North Carolina corporate income tax rate from 3.0% to 2.5%, as well as the impact of certain merger expenses recorded in 2018 that were not tax deductible.
The consolidated statements of comprehensive income reflect other comprehensive income of $9.2 million during the second quarter of 2019 compared other comprehensive loss of $1.5 million during the second quarter of 2018. During the six months ended June 30, 2019 and 2018, we recorded other comprehensive income of $13.8 million and other comprehensive loss of $7.0 million, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION
Total assets at June 30, 2019 amounted to $6.0 billion, a 5.1% increase from a year earlier. Total loans at June 30, 2019 amounted to $4.3 billion, a 4.6% increase from a year earlier, and total deposits amounted to $4.8 billion, a 6.4% increase from a year earlier.
The following table presents information regarding the nature of changes in our levels of loans and deposits for the twelve months ended June 30, 2019 and for the first six months of 2019.

July 1, 2018 to June 30, 2019	Balance at beginning of period	Internal Growth, net	Balance at end of period	Total percentage growth
Total loans	$4,149,390	190,107	4,339,497	4.6%

Deposits – Noninterest bearing checking	1,252,214	188,850	1,441,064	15.1%
Deposits – Interest bearing checking	915,666	16,279	931,945	1.8%
Deposits – Money market	1,021,659	82,393	1,104,052	8.1%
Deposits – Savings	440,475	(27,410)	413,065	(6.2)%
Deposits – Brokered	238,098	(87,210)	150,888	(36.6)%
Deposits – Internet time	6,999	(5,554)	1,445	(79.4)%
Deposits – Time>$100,000	402,109	136,292	538,401	33.9%
Deposits – Time<$100,000	276,401	(14,207)	262,194	(5.1)%
Total deposits	$4,553,621	289,433	4,843,054	6.4%
January 1, 2019 to June 30, 2019
Total loans	$4,249,064	90,433	4,339,497	2.1%

Deposits – Noninterest bearing checking	1,320,131	120,933	1,441,064	9.2%
Deposits – Interest bearing checking	916,374	15,571	931,945	1.7%
Deposits – Money market	1,035,523	68,529	1,104,052	6.6%
Deposits – Savings	432,389	(19,324)	413,065	(4.5)%
Deposits – Brokered	239,875	(88,987)	150,888	(37.1)%
Deposits – Internet time	3,428	(1,983)	1,445	(57.8)%
Deposits – Time>$100,000	447,619	90,782	538,401	20.3%
Deposits – Time<$100,000	264,000	(1,806)	262,194	(0.7)%
Total deposits	$4,659,339	183,715	4,843,054	3.9%

As derived from the table above, for the twelve months preceding June 30, 2019, our total loans increased $190.1 million, or 4.6%. For the first six months of 2019, loan growth was $90.4 million, or 2.1%. Loan growth for both periods was organic and driven by our continued expansion into high-growth markets, our hiring of experienced bankers and our emphasis on SBA lending. We expect continued growth in our loan portfolio in 2019.
The mix of our loan portfolio remains substantially the same at June 30, 2019 compared to December 31, 2018. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan. Note 6 to the consolidated financial statements presents additional detailed information regarding our mix of loans.
For both the six and twelve month periods ended June 30, 2019, we experienced internal growth in our core deposit accounts (checking, money market and savings) and in our retail time deposits, excluding brokered and internet time deposits. We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3)

Index

continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services. A combination of the significant growth experienced in our retail deposits over the twelve months and comparatively lower loan growth allowed us to reduce our level of brokered deposits over the periods presented. For those same reasons, we were able to pay down our borrowings by $105.9 million over the past year.
Our liquidity levels have remained stable over the past year. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased slightly from 20.2% at June 30, 2018 to 20.1% at June 30, 2019.
Over the past year, we have also invested a portion of our cash balances into available for sale investment securities, primarily to achieve higher yields and reduce the risk of lower interest rates.  Total securities available for sale increased from $334.1 million at June 30, 2018 to $692.0 million at June 30, 2019, while total cash balance have declined from $560.1 million to $339.5 million over that same period.
Nonperforming Assets
Nonperforming assets include nonaccrual loans, TDRs, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended June 30, 2019	As of/for the quarter ended December 31, 2018	As of/for the quarter ended June 30, 2018
Nonperforming assets
Nonaccrual loans	$17,375	22,575	25,494
TDRs – accruing	11,890	13,418	17,386
Accruing loans >90 days past due	—	—	—
Total nonperforming loans	29,265	35,993	42,880
Foreclosed real estate	5,107	7,440	8,296
Total nonperforming assets	$34,372	43,433	51,176

Purchased credit impaired loans not included above (1)	$14,175	17,393	20,832

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	—%	0.02%	(0.07)%
Nonperforming loans to total loans	0.67%	0.85%	1.03%
Nonperforming assets to total assets	0.57%	0.74%	0.90%
Allowance for loan losses to total loans	0.48%	0.50%	0.56%
Allowance for loan losses + unaccreted discount on acquired loans to total loans	0.82%	0.90%	1.16%
Allowance for loan losses to nonperforming loans	71.04%	58.45%	54.33%

(1)  In the March 3, 2017 acquisition of Carolina Bank and the October 1, 2017 acquisition of Asheville Savings Bank, we acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts, including $0.6 million, $0.6 million, and $0.5 million in PCI loans at June 30, 2019, December 31, 2018, and June 30, 2018, respectively, that were contractually past due 90 days or more.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.
As noted in the table above, at June 30, 2019, total nonaccrual loans amounted to $17.4 million, compared to $22.6 million at December 31, 2018 and $25.5 million at June 30, 2018. Nonaccrual loans have generally declined in recent years as our local economies have improved, and we continue to focus on resolving our problem assets.

Index

TDRs are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At June 30, 2019, total accruing TDRs amounted to $11.9 million, compared to $13.4 million at December 31, 2018 and $17.4 million at June 30, 2018.
Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $5.1 million at June 30, 2019, $7.4 million at December 31, 2018, and $8.3 million at June 30, 2018. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and the improvement in our overall asset quality.
The following is the composition, by loan type, of all of our nonaccrual loans at each period end

($ in thousands)	At June 30, 2019	At December 31, 2018	At June 30, 2018
Commercial, financial, and agricultural	$1,490	919	3,407
Real estate – construction, land development, and other land loans	1,420	2,265	1,374
Real estate – mortgage – residential (1-4 family) first mortgages	8,697	10,115	11,513
Real estate – mortgage – home equity loans/lines of credit	1,404	1,685	1,765
Real estate – mortgage – commercial and other	4,260	7,452	7,292
Installment loans to individuals	104	139	143
Total nonaccrual loans	$17,375	22,575	25,494
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
We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At June 30, 2019	At December 31, 2018	At June 30, 2018
Vacant land and farmland	$1,788	2,035	2,521
1-4 family residential properties	1,452	2,311	3,973
Commercial real estate	1,867	3,094	1,802
Total foreclosed real estate	$5,107	7,440	8,296

Index

The following table presents geographical information regarding our nonperforming assets at June 30, 2019.

	As of June 30, 2019
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate
Region (1)
Eastern Region (NC)	$6,955	924,000	0.75%	$877
Triangle Region (NC)	7,217	928,000	0.78%	1,053
Triad Region (NC)	4,562	865,000	0.53%	83
Charlotte Region (NC)	774	338,000	0.23%	146
Southern Piedmont Region (NC)	5,470	284,000	1.93%	587
Western Region (NC)	658	680,000	0.10%	908
South Carolina Region	1,083	157,000	0.69%	763
Former Virginia Region	83	1,000	8.30%	690
Other	2,463	162,000	1.52%	—
Total	$29,265	4,339,000	0.67%	$5,107

(1)	The counties comprising each region are as follows:
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
Southern Piedmont North Carolina Region - Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland
Western North Carolina Region – Buncombe, Henderson, McDowell, Madison, Transylvania
South Carolina Region - Chesterfield, Dillon, Florence
Former Virginia Region - Wythe, Washington, Montgomery, Roanoke
Other includes loans originated on a national basis through the Company’s SBA Lending Division and through the Company's Credit Card Division
Summary of Loan Loss Experience
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

($ in thousands)	Six Months Ended June 30, 2019	Twelve Months Ended December 31, 2018	Six Months Ended June 30, 2018
Loans outstanding at end of period	$4,339,467	4,249,064	4,149,390
Average amount of loans outstanding	$4,305,069	4,161,838	4,116,592

Allowance for loan losses, at beginning of year	$21,039	23,298	23,298
Provision (reversal) for loan losses	192	(3,589)	(4,369)
	21,231	19,709	18,929

Loans charged off:
Commercial, financial, and agricultural	(936)	(2,128)	(609)
Real estate – construction, land development & other land loans	(293)	(158)	(32)
Real estate – mortgage – residential (1-4 family) first mortgages	(185)	(1,734)	(415)
Real estate – mortgage – home equity loans / lines of credit	(146)	(711)	(186)
Real estate – mortgage – commercial and other	(838)	(1,459)	(312)
Installment loans to individuals	(436)	(781)	(262)
Total charge-offs	(2,834)	(6,971)	(1,816)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	605	1,195	812
Real estate – construction, land development & other land loans	489	4,097	3,387
Real estate – mortgage – residential (1-4 family) first mortgages	382	833	516
Real estate – mortgage – home equity loans / lines of credit	455	364	243
Real estate – mortgage – commercial and other	374	1,503	1,124
Installment loans to individuals	87	309	103
Total recoveries	2,392	8,301	6,185
Net (charge-offs) recoveries	(442)	1,330	4,369
Allowance for loan losses, at end of period	$20,789	21,039	23,298

Ratios:
Net charge-offs (recoveries) as a percent of average loans (annualized)	0.02%	(0.03)%	(0.21)%
Allowance for loan losses as a percent of loans at end of period	0.48%	0.50%	0.56%
Allowance for loan losses + unaccreted discount on acquired loans as a percent of loans	0.82%	0.90%	1.16%
We recorded a provision for loan losses of $0.2 million in the first six months of 2019, compared to a negative provision for loan losses (reduction of the allowance for loan losses) of $4.4 million in the first six months of 2018. In the first six months of 2018, the Company experienced net loan recoveries of $4.4 million, which drove the negative provision for the period and was the primary reason for the variance in the provision for loan losses when comparing the first six months of 2019 to the first six months of 2018. Other factors impacting the provision for loan loss are discussed in the following two paragraphs.
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

Index

experienced over the past several years has been the primary reason for the low (or negative) provisions for loan losses recorded.
Organic loan growth for the first six months of 2019 of $90.4 million was relatively consistent with the $107.0 million realized for first six months of 2018, with the variance not significantly impacting the required allowance for loan losses. As it relates to asset quality trends, our total classified and nonaccrual loans amounted to approximately $61 million at both June 30, 2019 and December 31, 2018 compared to $79.7 million at June 30, 2018.
The ratio of our allowance to total loans was 0.48%, 0.50%, and 0.56% at June 30, 2019, December 31, 2018, and June 30, 2018, respectively. The decline in this ratio was a result of the factors discussed above that impacted our relatively low levels of provision for loan losses. Our relatively low level of allowance to total loans is significantly impacted by the acquisitions of Carolina Bank and Asheville Savings Bank in 2017, which had over $1 billion in total loans. Applicable accounting guidance did not allow us to record an allowance for loan losses upon the acquisition of loans – instead the acquired loans were recorded at their discounted fair value, which included the consideration of any expected losses. No allowance for loan losses will be recorded for the acquired loans unless the expected credit losses exceed the remaining unamortized discounts – based on an individual basis for purchased credit impaired loans and on a pooled basis for performing acquired loans. See Critical Accounting Policies above for further discussion. Unaccreted discount on acquired loans, which is available to absorb loan losses, amounted to $14.8 million, $17.3 million, and $20.3 million at June 30, 2019, December 31, 2018, and June 30, 2018, respectively.
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
Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at June 30, 2019, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2018.
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
In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $1.070 billion line of credit with the Federal Home Loan Bank (of which $247 million and $352 million was outstanding at June 30, 2019 and December 31, 2018, respectively), 2) a $35 million federal funds line with a correspondent bank (of which none was outstanding at June 30, 2019 or December 31, 2018), and 3) an approximately $132 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at June 30, 2019 or December 31, 2018). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $190 million at both June 30, 2019 and December 31, 2018, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $800 million at June 30, 2019 compared to $664 million at December 31, 2018.
Our overall liquidity has remained stable since June 30, 2018. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased slightly from 20.2% at June 30, 2018 to 20.1% at June 30, 2019.

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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2019, and have no current plans to do so.
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

Index

At June 30, 2019, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2019	December 31, 2018	June 30, 2018
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	12.94%	12.28%	11.41%
Minimum required Common equity Tier 1 capital	7.00%	6.375%	6.375%

Tier I capital to Tier 1 risk weighted assets	14.12%	13.48%	12.61%
Minimum required Tier 1 capital	8.50%	7.875%	7.875%

Total risk-based capital to Tier II risk weighted assets	14.60%	13.97%	13.17%
Minimum required total risk-based capital	10.50%	9.875%	9.875%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	10.89%	10.47%	10.05%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%
First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At June 30, 2019, First Bank significantly exceeded the minimum ratios established by the regulatory authorities.
In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 9.75% at June 30, 2019 compared to 9.07% at December 31, 2018 and 8.59% at June 30, 2018.
BUSINESS DEVELOPMENT MATTERS
The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•
On June 14, 2019, the Company announced a quarterly cash dividend of $0.12 per share payable on July 25, 2019 to shareholders of record on June 30, 2019. The dividend rate represents a 20% increase over the previous dividend rate of $0.10 the Company declared in the second quarter of 2018.

SHARE REPURCHASES
We repurchased 182,000 shares of our common stock during the first six months of 2019 at an average price of $35.82 per share, which totaled $6.5 million. At June 30, 2019, we had authority from our board of directors to repurchase up to an additional $18.5 million in shares of the Company’s common stock. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)
Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income

Index

and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.03% (realized in 2016) to a high of 4.58% (realized in 2014). From 2008 until the fourth quarter of 2015, the prime rate of interest remained at 3.25%. Beginning in December 2015, the Federal Reserve began steadily increasing the prime rate of interest, which reached a rate of 5.50% in December 2018 (also the current rate at June 30, 2019). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At June 30, 2019, approximately 77% of our interest-earning assets were subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.
Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). At June 30, 2019, we had $1.4 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2019 are deposits totaling $2.4 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.
Overall, we believe that in the near term (twelve months), net interest income will not likely experience significant downward pressure from rising interest rates. Similarly, we would not expect a significant increase in near term net interest income from falling interest rates. Generally, when rates change, our interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while our interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. In the short-term (less than six months), this results in us being asset-sensitive, meaning that our net interest income benefits from an increase in interest rates and is negatively impacted by a decrease in interest rates. However, in the twelve-month horizon, the impact of having a higher level of interest-sensitive liabilities lessens the short-term effects of changes in interest rates. Overall, the Company's interest rate modeling indicates that the Company is slightly asset sensitive in a 1-2 year horizon.
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
While there have been periods in the last few years that the yield curve has steepened slightly, it currently remains relatively flat, even with some points of inversion along the curve. This flat yield curve and the intense competition for high-quality loans in our market areas have limited our ability to charge higher rates on loans, and thus we continue to experience challenges in increasing our loan yields and net interest margin.
As it relates to deposits, the Federal Reserve made no changes to the short term interest rates it sets directly from 2008 until mid-December 2015, and since that time we have been able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. However, as a result of the nine interest rate increases initiated by the Federal Reserve since 2015 and significant competitive pressures in our market area, we have had to

Index

increase deposit rates. Deposit pricing competition began to intensify in the second half of 2018 and it has continued. In the first six months of 2019, our deposit costs have risen at a higher rate than the increase in asset yields, which negatively impacted our net interest margin.
As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to the acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans amounted to $2.5 million and $4.0 million for the six months ended June 30, 2019 and 2018, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that are initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $14.8 million at June 30, 2019 compared to $20.3 million at June 30, 2018.
On July 31, 2019, the Federal Reserve announced a decrease in the federal funds rate of 25 basis points. Based on our most recent interest rate modeling, and our expectation that the Federal Reserve will decrease interest rates at least once more during 2019, we project that our net interest margin, consistent with the above discussion, will likely decline slightly over the second half of 2019 due to interest-sensitive asset yields that will decline to a greater degree than will our interest-sensitive funding costs.
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

Index

forepart of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2019 to April 30, 2019	—	$—	$—	$25,000,000
May 1, 2019 to May 31, 2019	58,400	35.70	2,085,141	$22,914,859
June 1, 2019 to June 30, 2019	123,568	35.92	4,438,942	$18,475,917
Total	181,968	35.85	6,524,083	$18,475,917
Footnotes to the Above Table

(1)
All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On February 5, 2019, the Company announced that its board of directors had approved the repurchase of up to $25,000,000 in shares of the Company’s common stock. The repurchase authorization expires on December 31, 2019.

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended June 30, 2019.

During the three months ended June 30, 2019, there were no unregistered sales of the Company’s securities.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 9, 2019	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

August 9, 2019	BY:/s/ Eric P. Credle
Eric P. Credle Executive Vice President and Chief Financial Officer