Form 10-Q
period 2019-09-30
FIRST BANCORP /NC/
filed 2019-11-08
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on October 31, 2019 was 29,604,830.

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

Index

Part I. Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands)	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Cash and due from banks, noninterest-bearing	$52,621	56,050
Due from banks, interest-bearing	264,840	406,848
Total cash and cash equivalents	317,461	462,898

Securities available for sale	705,224	501,351
Securities held to maturity (fair values of $74,465 and $99,906)	74,265	101,237

Presold mortgages in process of settlement	16,269	4,279

Loans	4,396,544	4,249,064
Allowance for loan losses	(19,260)	(21,039)
Net loans	4,377,284	4,228,025

Premises and equipment	136,668	119,000
Accrued interest receivable	16,297	16,004
Goodwill	234,368	234,368
Other intangible assets	18,456	21,112
Foreclosed properties	4,589	7,440
Bank-owned life insurance	103,806	101,878
Other assets	64,224	66,524
Total assets	$6,068,911	5,864,116

LIABILITIES
Deposits: Noninterest bearing checking accounts	$1,491,494	1,320,131
Interest bearing checking accounts	894,777	916,374
Money market accounts	1,124,614	1,035,523
Savings accounts	418,043	432,389
Time deposits of $100,000 or more	686,554	690,922
Other time deposits	259,900	264,000
Total deposits	4,875,382	4,659,339
Borrowings	300,656	406,609
Accrued interest payable	2,169	1,976
Other liabilities	55,722	31,962
Total liabilities	5,233,929	5,099,886

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 29,604,830 and 29,724,874 shares	429,136	434,453
Retained earnings	402,212	341,738
Stock in rabbi trust assumed in acquisition	(2,577)	(3,235)
Rabbi trust obligation	2,577	3,235
Accumulated other comprehensive income (loss)	3,634	(11,961)
Total shareholders’ equity	834,982	764,230
Total liabilities and shareholders’ equity	$6,068,911	5,864,116
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$55,142	52,407	164,754	154,028
Interest on investment securities:
Taxable interest income	5,130	2,501	14,859	7,552
Tax-exempt interest income	212	367	820	1,115
Other, principally overnight investments	1,898	2,944	6,705	7,320
Total interest income	62,382	58,219	187,138	170,015

INTEREST EXPENSE
Savings, checking and money market accounts	2,560	1,334	6,904	3,445
Time deposits of $100,000 or more	3,519	2,302	10,219	5,627
Other time deposits	518	270	1,375	740
Borrowings	2,007	2,468	7,092	6,619
Total interest expense	8,604	6,374	25,590	16,431

Net interest income	53,778	51,845	161,548	153,584
Provision (reversal) for loan losses	(1,105)	87	(913)	(4,282)
Net interest income after provision for loan losses	54,883	51,758	162,461	157,866

NONINTEREST INCOME
Service charges on deposit accounts	3,388	3,221	9,543	9,606
Other service charges, commissions and fees	5,814	4,942	16,848	14,101
Fees from presold mortgage loans	1,275	576	2,677	2,231
Commissions from sales of insurance and financial products	2,203	2,425	6,436	6,484
SBA consulting fees	663	1,287	2,847	3,554
SBA loan sale gains	1,917	2,373	7,048	8,773
Bank-owned life insurance income	651	641	1,928	1,892
Securities gains (losses), net	97	—	97	—
Foreclosed property gains (losses), net	(273)	(192)	(899)	(579)
Other gains (losses), net	(105)	(101)	(331)	811
Total noninterest income	15,630	15,172	46,194	46,873

NONINTEREST EXPENSES
Salaries expense	19,833	18,771	58,530	56,615
Employee benefits expense	4,144	4,061	13,150	12,752
Total personnel expense	23,977	22,832	71,680	69,367
Occupancy expense	2,786	2,742	8,269	8,087
Equipment related expenses	1,231	1,438	3,783	3,931
Merger and acquisition expenses	—	167	213	3,568
Intangibles amortization expense	1,163	1,452	3,737	4,518
Other operating expenses	9,763	10,403	30,948	31,683
Total noninterest expenses	38,920	39,034	118,630	121,154

Income before income taxes	31,593	27,896	90,025	83,585
Income tax expense	6,574	5,905	18,862	18,191

Net income	$25,019	21,991	71,163	65,394

Earnings per common share:
Basic	$0.84	0.74	2.39	2.21
Diluted	0.84	0.74	2.39	2.21

Dividends declared per common share	$0.12	0.10	0.36	0.30

Weighted average common shares outstanding:
Basic	29,542,001	29,530,203	29,585,383	29,536,273
Diluted	29,684,105	29,621,130	29,759,459	29,639,126
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

($ in thousands-unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$25,019	21,991	71,163	65,394
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	2,210	(927)	19,814	(10,229)
Tax (expense) benefit	(508)	216	(4,602)	2,390
Reclassification to realized (gains) losses	(97)	—	(97)	—
Tax expense (benefit)	22	—	22	—
Postretirement Plans:
Amortization of unrecognized net actuarial loss	155	(87)	611	16
Tax benefit	(36)	20	(153)	(4)
Other comprehensive income (loss)	1,746	(778)	15,595	(7,827)
Comprehensive income	$26,765	21,213	86,758	57,567
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended September 30, 2018
Balances, July 1, 2018	29,703	$434,117	301,800	(3,214)	3,214	(11,195)	724,722

Net income			21,991				21,991
Cash dividends declared ($0.10 per common share)			(2,969)				(2,969)
Change in Rabbi Trust Obligation				(10)	10		—
Stock option exercises	—	—					—
Stock withheld for payment of taxes	(3)	(264)					(264)
Stock-based compensation	29	374					374
Other comprehensive income (loss)						(778)	(778)

Balances, September 30, 2018	29,729	$434,227	320,822	(3,224)	3,224	(11,973)	743,076

Three Months Ended September 30, 2019
Balances, July 1, 2019	29,717	432,533	380,748	(2,866)	2,866	1,888	815,169

Net income			25,019				25,019
Cash dividends declared ($0.12 per common share)			(3,555)				(3,555)
Change in Rabbi Trust Obligation				289	(289)		—
Equity issued related to acquisition earn-out	—	—					—
Stock repurchases	(100)	(3,476)					(3,476)
Stock option exercises	—	—					—
Stock withheld for payment of taxes	(12)	(467)					(467)
Stock-based compensation	—	546					546
Other comprehensive income (loss)						1,746	1,746

Balances, September 30, 2019	29,605	$429,136	402,212	(2,577)	2,577	3,634	834,982

See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Nine Months Ended September 30, 2018
Balances, January 1, 2018	29,639	$432,794	264,331	(3,581)	3,581	(4,146)	692,979

Net income			65,394				65,394
Cash dividends declared ($0.30 per common share)			(8,903)				(8,903)
Change in Rabbi Trust Obligation				357	(357)		—
Stock option exercises	25	324					324
Stock withheld for payment of taxes	(7)	(264)					(264)
Stock-based compensation	72	1,373					1,373
Other comprehensive income (loss)						(7,827)	(7,827)

September 30, 2018	29,729	$434,227	320,822	(3,224)	3,224	(11,973)	743,076

Nine Months Ended September 30, 2019
Balances, January 1, 2019	29,725	434,453	341,738	(3,235)	3,235	(11,961)	764,230

Net income			71,163				71,163
Cash dividends declared ($0.36 per common share)			(10,689)				(10,689)
Change in Rabbi Trust Obligation				658	(658)		—
Equity issued related to acquisition earn-out	78	3,070					3,070
Stock repurchases	(282)	(10,000)					(10,000)
Stock option exercises	9	129					129
Stock withheld for payment of taxes	(15)	(558)					(558)
Stock-based compensation	90	2,042					2,042
Other comprehensive income (loss)						15,595	15,595

Balances, September 30, 2019	29,605	$429,136	402,212	(2,577)	2,577	3,634	834,982
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

($ in thousands-unaudited)	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$71,163	65,394
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	(913)	(4,282)
Net security premium amortization	1,827	2,184
Loan discount accretion	(4,473)	(5,982)
Other purchase accounting accretion and amortization, net	(16)	(165)
Foreclosed property (gains) losses and write-downs, net	899	579
Gains on securities available for sale	(97)	—
Other losses (gains)	331	(811)
Increase in net deferred loan costs	(261)	(1,475)
Depreciation of premises and equipment	4,326	4,420
Amortization of operating lease right-of-use assets	1,372	—
Repayments of lease obligations	(1,250)	—
Stock-based compensation expense	1,748	1,201
Amortization of intangible assets	3,737	4,518
Amortization of SBA servicing assets	975	555
Fees/gains from sale of presold mortgages and SBA loans	(9,725)	(11,004)
Origination of presold mortgage loans in process of settlement	(108,723)	(97,081)
Proceeds from sales of presold mortgage loans in process of settlement	99,606	105,506
Origination of SBA loans for sale	(125,982)	(162,782)
Proceeds from sales of SBA loans	101,349	130,460
Increase in accrued interest receivable	(293)	(888)
Increase in other assets	(4,061)	(893)
Increase in accrued interest payable	193	681
Increase (decrease) in other liabilities	1,690	(6,448)
Net cash provided by operating activities	33,422	23,687

Cash Flows From Investing Activities
Purchases of securities available for sale	(339,030)	(48,975)
Proceeds from maturities/issuer calls of securities available for sale	114,003	27,609
Proceeds from maturities/issuer calls of securities held to maturity	26,316	12,841
Proceeds from sales of securities available for sale	39,797	—
Redemptions (purchases) of FRB and FHLB stock, net	4,088	(6,129)
Net increase in loans	(116,664)	(103,091)
Proceeds from sales of foreclosed properties	4,628	6,829
Purchases of premises and equipment	(2,714)	(6,656)
Proceeds from sales of premises and equipment	1,148	2,739
Net cash used by investing activities	(268,428)	(114,833)

Cash Flows From Financing Activities
Net increase in deposits	216,195	121,719
Net decrease in borrowings	(106,089)	(1,086)
Cash dividends paid – common stock	(10,108)	(8,308)
Repurchases of common stock	(10,000)	—
Proceeds from stock option exercises	129	324
Stock withheld for payment of taxes	(558)	(264)
Net cash provided by financing activities	89,569	112,385

(Decrease) increase in cash and cash equivalents	(145,437)	21,239
Cash and cash equivalents, beginning of period	462,898	489,490

Cash and cash equivalents, end of period	$317,461	510,729

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$25,397	15,750
Cash paid during the period for income taxes	20,106	17,333
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	15,137	(7,839)
Foreclosed loans transferred to other real estate	2,676	2,159
Initial recognition of operating lease right-of-use assets	19,459	—
Initial recognition of operating lease liabilities	19,459	—
See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Period Ended September 30, 2019
Note 1 - Basis of Presentation
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2019, the consolidated results of operations or the three and nine months ended September 30, 2019 and 2018, and the consolidated cash flows for the nine months ended September 30, 2019 and 2018. All such adjustments were of a normal, recurring nature. Reference is made to the 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.
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
Accounting Standards Pending Adoption
In June 2016, the FASB issued guidance to change the accounting for credit losses. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the

Index

financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  The guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The Company will apply the guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, the Company did not elect that option. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019. Also, in May 2019, the FASB issued additional guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of the CECL model, but the Company does not expect to elect this option. The Company continues its ongoing analysis on the impact of this guidance on its consolidated financial statements. In that regard, a cross-functional working group has been formed, under the direction of the Company's Chief Financial Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. Implementation efforts continue with model development, ongoing system requirements evaluation and the identification of data and resource needs, among other things. The Company has also engaged a third-party vendor solution to assist in the application of the new guidance. The Company has provided core data to the vendor and continues to validate and enhance the data. Implementation efforts continue with model development and validation. While the Company is currently unable to reasonably estimate the impact of adopting the guidance, the Company expects the adoption of this guidance to significantly increase its allowance for loan losses. The impact of adoption is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
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

Index

Note 3 – Reclassifications
Certain amounts reported in the periods ended September 30, 2018 and December 31, 2018 may have been reclassified to conform to the presentation for September 30, 2019. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.
Note 4 – Stock-Based Compensation Plans
The Company recorded total stock-based compensation expense of $546,000 and $374,000 for the three months ended September 30, 2019 and 2018, respectively, and $1,748,000 and $1,201,000 for the nine months ended September 30, 2019 and 2018, respectively. Stock-based compensation expense for the Company relates to equity awards granted to employees and directors.
At September 30, 2019, the Company had the following stock-based compensation plans: the First Bancorp 2014 Equity Plan and the First Bancorp 2007 Equity Plan. The Company’s shareholders approved each plan. The First Bancorp 2014 Equity Plan became effective upon the approval of shareholders on May 8, 2014. As of September 30, 2019, the First Bancorp 2014 Equity Plan was the only plan that had shares available for future grants, and there were 675,319 shares remaining available for grant.
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
In addition to employee equity awards, the Company's practice is to grant common shares, valued at approximately $32,000, to each non-employee director (currently 11 in total) in June of each year. Compensation expense associated with these director awards is recognized on the date of award since there are no vesting conditions. On June 1, 2019, the Company granted 9,030 shares of common stock to non-employee directors (903 shares per director), at a fair market value of $35.41 per share, which was the closing price of the Company's common stock on that date, and resulted in $320,000 in expense. On June 1, 2018, the Company granted 8,393 shares of common stock to non-employee directors (763 shares per director), at a fair market value of $41.93 per share, which was the closing price of the Company's common stock on that date, and resulted in $352,000 in expense. The expense associated with director grants is classified as "other operating expense" in the Consolidated Statements of Income.
The following table presents information regarding the activity for the first nine months of 2019 related to the Company’s outstanding restricted stock:

Index

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	129,251	$32.39
Granted during the period	82,826	36.36
Vested during the period	(37,961)	21.69
Forfeited or expired during the period	(954)	41.93

Nonvested at September 30, 2019	173,162	$36.58

Total unrecognized compensation expense as of September 30, 2019 amounted to $3,608,000 with a weighted-average remaining term of 2.2 years. The Company expects to record $1,872,000 in compensation expense in the next twelve months, $516,000 of which will be recorded in the remaining quarter of 2019.
Prior to 2010, stock options were the primary form of stock-based compensation utilized by the Company. At September 30, 2019, there were no stock options outstanding. The following table presents information regarding the activity for the first nine months of 2019 related to the Company’s outstanding stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2019	9,000	$14.35

Granted	—	—
Exercised	(9,000)	14.35
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2019	—	$—	0	$—

Exercisable at September 30, 2019	—	$—	0	$—

During both the three months ended September 30, 2019 and 2018, there were no stock option exercises. During the nine months ended September 30, 2019 and 2018, the Company received $129,000 and $324,000, respectively, as a result of stock option exercises.
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
If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended September 30,
	2019			2018
($ in thousands except per share amounts)	Per Share Amount	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$25,019			$21,991
Less: income allocated to participating securities	(119)			—
Basic EPS per common share	$24,900	29,542,001	$0.84	$21,991	29,530,203	$0.74

Diluted EPS:
Net income	$25,019	29,542,001		$21,991	29,530,203
Effect of Dilutive Securities	—	142,104		—	90,927
Diluted EPS per common share	$25,019	29,684,105	$0.84	$21,991	29,621,130	$0.74

	For the Nine Months Ended September
	2019			2018
($ in thousands except per share amounts)	Per Share Amount	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$71,163			$65,394
Less: income allocated to participating securities	(329)			—
Basic EPS per common share	$70,834	29,585,383	$2.39	$65,394	29,536,273	$2.21

Diluted EPS:
Net income	$71,163	29,585,383		$65,394	29,536,273
Effect of Dilutive Securities	—	174,076		—	102,853
Diluted EPS per common share	$71,163	29,759,459	$2.39	$65,394	29,639,126	$2.21

For both the three and nine months ended September 30, 2019 and 2018, there were no options that were antidilutive.

Index

Note 6 – Securities
The book values and approximate fair values of investment securities at September 30, 2019 and December 31, 2018 are summarized as follows:

($ in thousands)	September 30, 2019				December 31, 2018
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
Government-sponsored enterprise securities	$30,000	30,053	55	(2)	82,995	82,662	63	(396)
Mortgage-backed securities	634,176	640,488	7,794	(1,482)	396,995	385,551	39	(11,483)
Corporate bonds	33,721	34,683	1,052	(90)	33,751	33,138	76	(689)
Total available for sale	$697,897	705,224	8,901	(1,574)	513,741	501,351	178	(12,568)

Securities held to maturity:
Mortgage-backed securities	$43,968	43,801	—	(167)	52,048	50,241	—	(1,807)
State and local governments	30,297	30,664	369	(2)	49,189	49,665	525	(49)
Total held to maturity	$74,265	74,465	369	(169)	101,237	99,906	525	(1,856)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations, except for private mortgage-backed securities with a fair value of $1.0 million as of September 30, 2019 and December 31, 2018.
The following table presents information regarding securities with unrealized losses at September 30, 2019:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$4,998	2	—	—	4,998	2
Mortgage-backed securities	123,726	625	118,579	1,024	242,305	1,649
Corporate bonds	—	—	910	90	910	90
State and local governments	—	—	940	2	940	2
Total temporarily impaired securities	$128,724	627	120,429	1,116	249,153	1,743
The following table presents information regarding securities with unrealized losses at December 31, 2018:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$4,921	78	13,682	318	18,603	396
Mortgage-backed securities	82,525	351	294,305	12,939	376,830	13,290
Corporate bonds	20,704	433	5,817	256	26,521	689
State and local governments	595	1	6,641	48	7,236	49
Total temporarily impaired securities	$108,745	863	320,445	13,561	429,190	14,424

Index

In the above tables, all of the securities that were in an unrealized loss position at September 30, 2019 and December 31, 2018 were bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company evaluated the collectability of each of these bonds and concluded that there was no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
The book values and approximate fair values of investment securities at September 30, 2019, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities
Due within one year	$—	—	1,165	1,168
Due after one year but within five years	58,721	59,661	21,645	21,925
Due after five years but within ten years	—	—	6,673	6,718
Due after ten years	5,000	5,075	814	853
Mortgage-backed securities	634,176	640,488	43,968	43,801
Total securities	$697,897	705,224	74,265	74,465

At September 30, 2019 and December 31, 2018 investment securities with carrying values of $287,418,000 and $234,382,000, respectively, were pledged as collateral for public deposits.

In the three and nine months ended September 2019, the Company received proceeds from sales of securities of $39,797,000 and recorded gains of $97,000 from the sales. There were no securities sales in the first nine months of 2018.
Included in “other assets” in the Consolidated Balance Sheets are cost-method investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $33,380,000 and $37,468,000 at September 30, 2019 and December 31, 2018, respectively. The FHLB stock had a cost of $15,789,000 and $20,036,000 at September 30, 2019 and December 31, 2018, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost of $17,591,000 and $17,432,000 at September 30, 2019 and December 31, 2018, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at September 30, 2019 was approximately 1.62, which means the Company would receive approximately 20,051 Class A shares if the stock had converted on that date. This stock does not have a readily determinable fair value and is therefore carried at its cost basis of zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.

Index

Note 7 – Loans and Asset Quality Information
The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$486,768	11%	$457,037	11%
Real estate – construction, land development & other land loans	471,326	11%	518,976	12%
Real estate – mortgage – residential (1-4 family) first mortgages	1,093,619	25%	1,054,176	25%
Real estate – mortgage – home equity loans / lines of credit	343,378	8%	359,162	8%
Real estate – mortgage – commercial and other	1,928,931	44%	1,787,022	42%
Installment loans to individuals	70,962	1%	71,392	2%
Subtotal	4,394,984	100%	4,247,765	100%
Unamortized net deferred loan costs	1,560		1,299
Total loans	$4,396,544		$4,249,064

Included in the table above are the following amounts of SBA loans:

($ in thousands)	September 30, 2019	December 31, 2018
Guaranteed portions of SBA Loans included in table above	$47,280	53,205
Unguaranteed portions of SBA Loans included in table above	112,976	97,572
Total SBA loans included in the table above	$160,256	150,777

Sold portions of SBA loans with servicing retained - not included in table above	$308,842	230,424

At September 30, 2019 and December 31, 2018, there was a remaining unaccreted discount on the retained portion of sold SBA loans amounting to $7.2 million and $5.7 million, respectively. As of September 30, 2019 and December 31, 2018, there was a remaining accretable discount of $12.1 million and $15.0 million, respectively, related to purchased non-impaired loans. Both types of discounts are amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
The following table presents changes in the recorded investment of purchased credit impaired (“PCI”) loans.

PCI loans	For the Nine Months Ended September 30, 2019	For the Year Ended September 30, 2018
Balance at beginning of period	$17,393	23,165
Change due to payments received and accretion	(3,694)	(2,994)
Change due to loan charge-offs	(11)	—
Transfers to foreclosed real estate	—	(10)
Other	110	28
Balance at end of period	$13,798	20,189

Index

The following table presents changes in the accretable yield for PCI loans.

Accretable Yield for PCI loans	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Balance at beginning of period	$4,750	4,688
Accretion	(1,050)	(1,169)
Reclassification from (to) nonaccretable difference	583	712
Other, net	211	831
Balance at end of period	$4,494	5,062

During the first nine months of 2019, the Company received $291,000 in payments that exceeded the carrying amount of the related PCI loans, of which $263,000 was recognized as loan discount accretion income and $28,000 was recorded as additional loan interest income. During the first nine months of 2018, the Company received $225,000 in payments that exceeded the carrying amount of the related PCI loans, of which $184,000 was recognized as loan discount accretion income and $41,000 was recorded as additional loan interest income.
Nonperforming assets are defined as nonaccrual loans, troubled debt restructured (“TDR”) loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows.

($ in thousands)	September 30, 2019	December 31, 2018
Nonperforming assets
Nonaccrual loans	$19,720	22,575
TDRs- accruing	9,566	13,418
Accruing loans > 90 days past due	—	—
Total nonperforming loans	29,286	35,993
Foreclosed real estate	4,589	7,440
Total nonperforming assets	$33,875	43,433

Purchased credit impaired loans not included above (1)	$13,798	17,393

(1) In the March 3, 2017 acquisition of Carolina Bank, and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $1.1 million and $0.6 million in PCI loans at September 30, 2019 and December 31, 2018, respectively, that were contractually past due 90 days or more.
At September 30, 2019 and December 31, 2018, the Company had $1.0 million and $0.7 million in residential mortgage loans in process of foreclosure, respectively.
The following is a summary of the Company’s nonaccrual loans by major categories.

($ in thousands)	September 30, 2019	December 31, 2018
Commercial, financial, and agricultural	$2,472	919
Real estate – construction, land development & other land loans	1,235	2,265
Real estate – mortgage – residential (1-4 family) first mortgages	7,661	10,115
Real estate – mortgage – home equity loans / lines of credit	1,878	1,685
Real estate – mortgage – commercial and other	6,370	7,452
Installment loans to individuals	104	139
Total	$19,720	22,575

Index

The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2019.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$5,995	95	—	2,472	477,964	486,526
Real estate – construction, land development & other land loans	803	—	—	1,235	469,119	471,157
Real estate – mortgage – residential (1-4 family) first mortgages	2,392	1,185	—	7,661	1,076,708	1,087,946
Real estate – mortgage – home equity loans / lines of credit	712	399	—	1,878	340,180	343,169
Real estate – mortgage – commercial and other	3,376	121	—	6,370	1,911,677	1,921,544
Installment loans to individuals	299	46	—	104	70,395	70,844
Purchased credit impaired	6	390	1,065	—	12,337	13,798
Total	$13,583	2,236	1,065	19,720	4,358,380	4,394,984
Unamortized net deferred loan costs						1,560
Total loans						$4,396,544
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2018.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$191	5	—	919	455,691	456,806
Real estate – construction, land development & other land loans	849	212	—	2,265	515,472	518,798
Real estate – mortgage – residential (1-4 family) first mortgages	14,178	1,369	—	10,115	1,022,262	1,047,924
Real estate – mortgage – home equity loans / lines of credit	1,048	254	—	1,685	355,831	358,818
Real estate – mortgage – commercial and other	709	520	—	7,452	1,768,205	1,776,886
Installment loans to individuals	359	220	—	139	70,422	71,140
Purchased credit impaired	990	138	583	—	15,682	17,393
Total	$18,324	2,718	583	22,575	4,203,565	4,247,765
Unamortized net deferred loan costs						1,299
Total loans						$4,249,064

Index

The following table presents the activity in the allowance for loan losses for all loans for the three and nine months ended September 30, 2019.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallocated	Total
As of and for the three months ended September 30, 2019

Beginning balance	$3,218	1,815	4,123	1,271	8,852	1,211	299	20,789
Charge-offs	(288)	(47)	(194)	(70)	(617)	(119)	—	(1,335)
Recoveries	163	308	139	58	176	67	—	911
Provisions	(226)	(270)	(112)	(122)	(199)	(141)	(35)	(1,105)
Ending balance	$2,867	1,806	3,956	1,137	8,212	1,018	264	19,260

As of and for the nine months ended September 30, 2019

Beginning balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039
Charge-offs	(1,224)	(340)	(379)	(216)	(1,455)	(555)	—	(4,169)
Recoveries	768	797	521	513	550	154	—	3,303
Provisions	434	(894)	(1,383)	(825)	1,134	467	154	(913)
Ending balance	$2,867	1,806	3,956	1,137	8,212	1,018	264	19,260

Ending balance as of September 30, 2019: Allowance for loan losses
Individually evaluated for impairment	$168	45	828	—	230	—	—	1,271
Collectively evaluated for impairment	$2,657	1,761	3,060	1,137	7,925	1,005	264	17,809
Purchased credit impaired	$42	—	68	—	57	13	—	180

Loans receivable as of September 30, 2019
Ending balance – total	$486,768	471,326	1,093,619	343,378	1,928,931	70,962	—	4,394,984
Unamortized net deferred loan costs								1,560
Total loans								$4,396,544

Ending balances as of September 30, 2019: Loans
Individually evaluated for impairment	$1,090	804	9,942	338	6,941	—	—	19,115
Collectively evaluated for impairment	$485,436	470,353	1,078,004	342,831	1,914,603	70,844	—	4,362,071
Purchased credit impaired	$242	169	5,673	209	7,387	118	—	13,798

Index

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2018.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallocated	Total
As of and for the year ended December 31, 2018

Beginning balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298
Charge-offs	(2,128)	(158)	(1,734)	(711)	(1,459)	(781)	—	(6,971)
Recoveries	1,195	4,097	833	364	1,503	309	—	8,301
Provisions	711	(4,512)	(49)	185	1,464	474	(1,862)	(3,589)
Ending balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039

Ending balances as of December 31, 2018: Allowance for loan losses
Individually evaluated for impairment	$226	134	955	48	906	—	—	2,269
Collectively evaluated for impairment	$2,661	2,109	4,143	1,608	7,070	941	110	18,642
Purchased credit impaired	$2	—	99	9	7	11	—	128

Loans receivable as of December 31, 2018:
Ending balance – total	$457,037	518,976	1,054,176	359,162	1,787,022	71,392	—	4,247,765
Unamortized net deferred loan costs								1,299
Total loans								$4,249,064

Ending balances as of December 31, 2018: Loans
Individually evaluated for impairment	$696	1,345	12,391	296	9,525	—	—	24,253
Collectively evaluated for impairment	$456,111	517,453	1,035,532	358,522	1,767,361	71,140	—	4,206,119
Purchased credit impaired	$230	178	6,253	344	10,136	252	—	17,393

Index

The following table presents the activity in the allowance for loan losses for all loans for the three and nine months ended September 30, 2018.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallocated	Total
As of and for the three months ended September 30, 2018

Beginning balance	$2,268	2,692	7,059	2,250	7,295	897	837	23,298
Charge-offs	(933)	(126)	(1,183)	(192)	(1,086)	(232)	—	(3,752)
Recoveries	159	181	155	51	209	158	—	913
Provisions	1,221	(366)	(664)	(330)	753	79	(606)	87
Ending balance	$2,715	2,381	5,367	1,779	7,171	902	231	20,546

As of and for the nine months ended September 30, 2018

Beginning balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298
Charge-offs	(1,542)	(158)	(1,598)	(378)	(1,398)	(494)	—	(5,568)
Recoveries	971	3,568	671	294	1,333	261	—	7,098
Provisions	175	(3,845)	147	36	761	185	(1,741)	(4,282)
Ending balance	$2,715	2,381	5,367	1,779	7,171	902	231	20,546

Ending balances as of September 30, 2018: Allowance for loan losses
Individually evaluated for impairment	$126	—	1,004	—	502	—	—	1,632
Collectively evaluated for impairment	$2,585	2,335	4,306	1,765	6,662	887	231	18,771
Purchased credit impaired	$4	46	57	14	7	15	—	143

Loans receivable as of September 30, 2018
Ending balance – total	$435,730	559,450	1,038,436	362,829	1,723,598	70,096	—	4,190,139
Unamortized net deferred loan fees								489
Total loans								4,190,628

Ending balances as of September 30, 2018: Loans
Individually evaluated for impairment	$1,981	2,642	12,617	22	10,490	—	—	27,752
Collectively evaluated for impairment	$433,485	556,283	1,019,645	362,462	1,700,519	69,804	—	4,142,198
Purchased credit impaired	$264	525	6,174	345	12,589	292	—	20,189

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of September 30, 2019.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$18	20	—	89
Real estate – mortgage – construction, land development & other land loans	227	263	—	403
Real estate – mortgage – residential (1-4 family) first mortgages	3,713	3,951	—	4,443
Real estate – mortgage –home equity loans / lines of credit	338	358	—	100
Real estate – mortgage –commercial and other	2,781	3,758	—	3,390
Installment loans to individuals	—	—	—	—
Total impaired loans with no allowance	$7,077	8,350	—	8,425

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$1,072	1,125	168	866
Real estate – mortgage – construction, land development & other land loans	577	577	45	589
Real estate – mortgage – residential (1-4 family) first mortgages	6,229	6,466	828	6,446
Real estate – mortgage –home equity loans / lines of credit	—	—	—	69
Real estate – mortgage –commercial and other	4,160	4,795	230	4,689
Installment loans to individuals	—	—	—	—
Total impaired loans with allowance	$12,038	12,963	1,271	12,659
Interest income recorded on impaired loans during the nine months ended September 30, 2019 was insignificant.

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2018.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$310	310	—	957
Real estate – mortgage – construction, land development & other land loans	485	803	—	2,366
Real estate – mortgage – residential (1-4 family) first mortgages	4,626	4,948	—	4,804
Real estate – mortgage –home equity loans / lines of credit	22	31	—	91
Real estate – mortgage –commercial and other	3,475	4,237	—	3,670
Installment loans to individuals	—	—	—	—
Total impaired loans with no allowance	$8,918	10,329	—	11,888

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$386	387	226	422
Real estate – mortgage – construction, land development & other land loans	860	864	134	385
Real estate – mortgage – residential (1-4 family) first mortgages	7,765	7,904	955	8,963
Real estate – mortgage –home equity loans / lines of credit	274	275	48	184
Real estate – mortgage –commercial and other	6,050	6,054	906	5,911
Installment loans to individuals	—	—	—	2
Total impaired loans with allowance	$15,335	15,484	2,269	15,867

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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of September 30, 2019.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$471,225	7,735	5,094	2,472	486,526
Real estate – construction, land development & other land loans	463,122	4,640	2,160	1,235	471,157
Real estate – mortgage – residential (1-4 family) first mortgages	1,047,592	15,193	17,500	7,661	1,087,946
Real estate – mortgage – home equity loans / lines of credit	334,054	1,267	5,970	1,878	343,169
Real estate – mortgage – commercial and other	1,888,049	20,081	7,044	6,370	1,921,544
Installment loans to individuals	70,122	218	400	104	70,844
Purchased credit impaired	8,279	2,797	2,722	—	13,798
Total	$4,282,443	51,931	40,890	19,720	4,394,984
Unamortized net deferred loan costs					1,560
Total loans					4,396,544

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2018.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$452,372	3,056	459	919	456,806
Real estate – construction, land development & other land loans	509,251	5,668	1,614	2,265	518,798
Real estate – mortgage – residential (1-4 family) first mortgages	1,004,458	12,238	21,113	10,115	1,047,924
Real estate – mortgage – home equity loans / lines of credit	348,792	1,688	6,653	1,685	358,818
Real estate – mortgage – commercial and other	1,750,810	14,484	4,140	7,452	1,776,886
Installment loans to individuals	70,357	231	413	139	71,140
Purchased credit impaired	8,355	5,214	3,824	—	17,393
Total	$4,144,395	42,579	38,216	22,575	4,247,765
Unamortized net deferred loan costs					1,299
Total loans					4,249,064

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
The following table presents information related to loans modified in a troubled debt restructuring during the three months ended September 30, 2019 and 2018.

Index

($ in thousands)	For the three months ended September 30, 2019			For the three months ended September 30, 2018
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	133	133	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total TDRs arising during period	1	$133	$133	—	$—	$—

Index

The following table presents information related to loans modified in a troubled debt restructuring during the nine months ended September 30, 2019 and 2018.

($ in thousands)	For the nine months ended September 30, 2019			For the nine months ended September 30, 2018
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	1	$143	$143	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	3	387	391	1	18	18
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	1	61	61
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	2	254	264
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—
Total TDRs arising during period	4	$530	$534	4	$333	$343

Index

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended September 30, 2019 and 2018 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.
Accruing restructured loans that were modified in the previous 12 months and that defaulted during the nine months ended September 30, 2019 and 2018 are presented in the table below.

($ in thousands)	For the Nine Months Ended September 30, 2019		For the Nine Months Ended September 30, 2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	1	$93	1	$60
Real estate – mortgage – commercial and other	—	—	3	1,333
Total accruing TDRs that subsequently defaulted	1	$93	4	$1,393

There were no accruing restructured loans that were modified in the previous 12 months and defaulted during the three months ended September 30, 2019 or 2018.
Note 8 – Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2019 and December 31, 2018, and the carrying amount of unamortized intangible assets as of those same dates.

	September 30, 2019		December 31, 2018
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$6,013	2,048	6,013	1,637
Core deposit intangibles	28,440	19,650	28,440	16,469
SBA servicing asset	7,528	2,028	5,472	1,053
Other	1,303	1,102	1,303	957
Total	$43,284	24,828	41,228	20,116

Unamortizable intangible assets:
Goodwill	$234,368		234,368

The Company recorded $2,056,000 and $2,755,000 in servicing assets associated with the guaranteed portion of SBA loans originated and sold during the first nine months of 2019 and 2018, respectively. During the first nine months of 2019 and 2018, the Company recorded $975,000 and $555,000, respectively, in related amortization expense. Servicing assets are recorded for loans, or portions thereof, that the Company has sold but continue to service for a fee. Servicing assets are recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income to offset SBA servicing fees.
Amortization expense of all other intangible assets totaled $1,163,000 and $1,452,000 for the three months ended September 30, 2019 and 2018, respectively, and $3,737,000 and $4,518,000 for the nine months ended September 30, 2019 and 2018, respectively.
The following table presents the estimated amortization expense schedule related to acquisition-related amortizable intangible assets. These amounts will be recorded as "Intangibles amortization expense" within the noninterest expense section of the Consolidated Statements of Income. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets. Additionally, as noted in the table above, the Company has a SBA servicing asset at September 30, 2019 with a remaining book value of $5,500,000. This servicing asset will be amortized over the lives of the related loans, with such amortization expense recorded as a reduction of servicing

Index

income within the line item "Other service charges, commissions and fees" of the Consolidated Statements of Income.

($ in thousands)	Estimated Amortization Expense
October 1 to December 31, 2019	$1,121
2020	3,841
2021	2,927
2022	2,022
2023	1,041
Thereafter	2,004
Total	$12,956

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
The Company recorded periodic pension cost totaling $244,000 and $136,000 for the three months ended September 30, 2019 and 2018, respectively, and $732,000 and $408,000 for the nine months ended September 30, 2019 and 2018, respectively. The following table contains the components of the pension cost.

	For the Three Months Ended September 30,
($ in thousands)	2019 Pension Plan	2018 Pension Plan	2019 SERP	2018 SERP	2019 Total Both Plans	2018 Total Both Plans
Service cost	$—	—	—	32	—	32
Interest cost	367	328	82	40	449	368
Expected return on plan assets	(360)	(177)	—	—	(360)	(177)
Amortization of net (gain)/loss	282	(93)	(127)	6	155	(87)
Net periodic pension cost	$289	58	(45)	78	244	136

	For the Nine Months Ended September 30,
($ in thousands)	2019 Pension Plan	2018 Pension Plan	2019 SERP	2018 SERP	2019 Total Both Plans	2018 Total Both Plans
Service cost	$—	—	—	94	—	94
Interest cost	1,111	984	164	150	1,275	1,134
Expected return on plan assets	(1,154)	(836)	—	—	(1,154)	(836)
Amortization of net (gain)/loss	733	26	(122)	(10)	611	16
Net periodic pension cost	$690	174	42	234	732	408

The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first nine months of 2019 and does not expect to contribute to the Pension Plan in the remainder of 2019.
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

($ in thousands)	September 30, 2019	December 31, 2018
Unrealized gain (loss) on securities available for sale	$7,327	(12,390)
Deferred tax asset (liability)	(1,684)	2,896
Net unrealized gain (loss) on securities available for sale	5,643	(9,494)

Additional pension asset (liability)	(2,609)	(3,220)
Deferred tax asset (liability)	600	753
Net additional pension asset (liability)	(2,009)	(2,467)

Total accumulated other comprehensive income (loss)	$3,634	(11,961)

The following table discloses the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Additional Pension Asset (Liability)	Total
Beginning balance at January 1, 2019	$(9,494)	(2,467)	(11,961)
Other comprehensive income (loss) before reclassifications	15,212	—	15,212
Amounts reclassified from accumulated other comprehensive income	(75)	458	383
Net current-period other comprehensive income (loss)	15,137	458	15,595

Ending balance at September 30, 2019	$5,643	(2,009)	3,634
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

Index

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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2019.

($ in thousands)
Description of Financial Instruments	Fair Value at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$30,053	—	30,053	—
Mortgage-backed securities	640,488	—	640,488	—
Corporate bonds	34,683	—	34,683	—
Total available for sale securities	$705,224	—	705,224	—

Nonrecurring
Impaired loans	$12,406	—	—	12,406
Foreclosed real estate	2,294	—	—	2,294
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
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

Index

($ in thousands)
Description	Fair Value at September 30, 2019	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Input Values
Impaired loans	$12,406	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	2,294	Appraised value; List or contract price	Discounts to reflect current market conditions, abbreviated holding period and estimated costs to sell	0-10%

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

Transfers of assets or liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during the nine months ended September 30, 2019 or 2018.
For the nine months ended September 30, 2019 and 2018, the increase (decrease) in the fair value of securities available for sale was $19,814,000 and ($10,229,000), respectively, which is included in other comprehensive income (net of tax benefit (expense) of ($4,602,000) and $2,390,000, respectively). Fair value measurement methods at September 30, 2019 and 2018 are consistent with those used in prior reporting periods.
The carrying amounts and estimated fair values of financial instruments at September 30, 2019 and December 31, 2018 are as follows:

Index

		September 30, 2019		December 31, 2018
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$52,621	52,621	56,050	56,050
Due from banks, interest-bearing	Level 1	264,840	264,840	406,848	406,848
Securities available for sale	Level 2	705,224	705,224	501,351	501,351
Securities held to maturity	Level 2	74,265	74,465	101,237	99,906
Presold mortgages in process of settlement	Level 1	16,269	16,269	4,279	4,279
Total loans, net of allowance	Level 3	4,377,284	4,341,770	4,228,025	4,181,139
Accrued interest receivable	Level 1	16,297	16,297	16,004	16,004
Bank-owned life insurance	Level 1	103,806	103,806	101,878	101,878
SBA Servicing Asset	Level 3	5,500	5,966	4,419	4,617

Deposits	Level 2	4,875,382	4,874,274	4,659,339	4,653,522
Borrowings	Level 2	300,656	294,913	406,609	402,556
Accrued interest payable	Level 2	2,169	2,169	1,976	1,972

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
Note 12 – Revenue from Contracts with Customers
All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“Topic 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2019 and 2018. Items outside the scope of Topic 606 are noted as such.

Index

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts:	$3,388	3,221	9,543	9,606
Other service charges, commissions, and fees:
Interchange income	3,975	3,374	11,754	9,917
Other service charges and fees	1,839	1,568	5,094	4,184
Commissions from sales of insurance and financial products:
Insurance income	1,355	1,627	4,027	4,530
Wealth management income	848	798	2,409	1,954
SBA consulting fees	663	1,287	2,847	3,554
Foreclosed property gains (losses), net	(273)	(192)	(899)	(579)
Noninterest income (in-scope of Topic 606)	11,795	11,683	34,775	33,166
Noninterest income (out-of-scope of Topic 606)	3,835	3,489	11,419	13,707
Total noninterest income	$15,630	15,172	46,194	46,873

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
Note 13 – Leases
Effective January 1, 2019, the Company adopted new accounting guidance regarding Leases (Topic 842). As of September 30, 2019, the Company leased eight branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the building is owned. The Company also leases one loan production office and office space for several operational departments. All of the Company’s leases have historically qualified as operating leases under prior accounting guidance, and therefore, were not previously recognized on the Company’s Consolidated Balance Sheets. The lease agreements have maturity dates ranging from January 2021 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 19.80 years as of September 30, 2019.
The discount rate that was determined for each lease was based on the Company’s incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The weighted average discount rate for leases was 3.30% as of September 30, 2019.
Total operating lease expense was $1.9 million for the nine months ended September 30, 2019. The right-of-use assets, included in premises and equipment, and lease liabilities, included in other liabilities, were $20.6 million and $20.7 million as of September 30, 2019, respectively.
Estimated lease payments for the Company’s operating leases with initial terms of one year or more as of September 30, 2019 were as follows.

($ in thousands)	Maturity Analysis of Lease Liabilities
October 1 to December 31, 2019	$583
2020	2,504
2021	2,329
2022	1,941
2023	1,848
Thereafter	21,145
Total estimated lease payments	30,350
Less effect of discounting	(9,607)
Present value of estimated lease payments (lease liability)	$20,743

Index

Future obligations for minimum rentals under noncancealable operating leases at December 31, 2018 were as follows:

($ in thousands)	Future obligations for minimum rentals under noncancelable operating leases
2019	$2,268
2020	1,973
2021	1,344
2022	869
2023	768
Thereafter	4,082
Total estimated lease payments	$11,304

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
FINANCIAL OVERVIEW

Net income amounted to $25.0 million, or $0.84 per diluted common share, for the three months ended September 30, 2019, an increase of 13.5% in earnings per share from the $22.0 million, or $0.74 per diluted common share, recorded in the third quarter of 2018.

For the nine months ended September 30, 2019, we recorded net income of $71.2 million, or $2.39 per diluted common share, an increase of 8.1% in earnings per share from the $65.4 million, or $2.21 per diluted common share, for the nine months ended September 30, 2018.

Net Interest Income and Net Interest Margin

Net interest income for the third quarter of 2019 was $53.8 million, a 3.7% increase from the $51.8 million recorded in the third quarter of 2018. Net interest income for the first nine months of 2019 amounted to $161.5 million, a 5.2% increase from the $153.6 million recorded in the comparable period of 2018. The increases in net interest income for the periods presented were primarily due to growth in interest-earning assets, which have increased by 6.7% over the past year.

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the third quarter of 2019 was 3.95%, which was 8 basis points lower than the 4.03% realized in the third quarter of 2018. For the nine month period ended September 30, 2019, our net interest margin was 4.02% compared to 4.09% for the same period in 2018. The lower margins were due to a combination of lower loan discount accretion and funding costs that rose by more than asset yields.

We recorded loan discount accretion of $1.3 million in the third quarter of 2019, compared to $1.6 million in the third quarter of 2018. For the nine months ended September 30, 2019 and 2018, loan discount accretion amounted to $4.5 million and $6.0 million, respectively. The lower loan discount accretion accounted for approximately 3 basis points out of the 8 basis point decline in the net interest margin when comparing the third quarter of 2019 to 2018

Index

and for 5 basis points of the 7 basis point decline on a year to date basis. The lower discount accretion was attributable to paydowns in our acquired loan portfolios.

Provision for Loan Losses and Asset Quality

We recorded a negative provision for loan losses of $1.1 million (reduction of the allowance for loan losses) in the third quarter of 2019 compared to a provision for loan losses of $0.1 million in the third quarter of 2018. For the nine months ended September 30, 2019, we recorded a negative provision for loan losses of $0.9 million compared to a negative provision for loan losses of $4.3 million in the same period of 2018. In the first quarter of 2018, we experienced net loan recoveries of $3.7 million, resulting in the negative provision during 2018. Our provision for loan losses has remained at low levels over the past several years as a result of strong asset quality, including low loan charge-offs.

The ratio of annualized net charge-offs (recoveries) to average loans for the nine months ended September 30, 2019 was 0.03%, compared to (0.05%) for the same period of 2018. Our nonperforming assets to total assets ratio was 0.56% at September 30, 2019 compared to 0.74% at December 31, 2018.

Noninterest Income

Total noninterest income was $15.6 million and $15.2 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, noninterest income amounted to $46.2 million compared to $46.9 million for the same period of 2018.

For the third quarter of 2019, we experienced strong increases in “Other service charges, commissions, and fees,” due to higher debit card and credit card interchange fees associated with increased usage, and "Fees from Presold Mortgages," as a result of higher mortgage loan originations. Offsetting those increases was lower SBA consulting fee income and lower SBA loan sale gains, which both declined due to lower origination activity.

For the nine months ended September 30, 2019, higher “Other service charges, commissions and fees” were substantially offset by lower SBA consulting fee income and lower gains on sales of SBA loans.

Other gains (losses) amounted to a loss of $0.3 million in the first nine months of 2019 due to miscellaneous items, whereas in the first nine months of 2018, we recorded a net gain of $0.8 million, which included a $0.9 million gain on the sale of a former branch location.

Noninterest Expenses

Noninterest expenses amounted to $38.9 million in the third quarter of 2019, a 0.3% decrease from the $39.0 million recorded in the third quarter of 2018. Noninterest expenses for the nine months ended September 30, 2019 amounted to $118.6 million compared to $121.2 million in 2018, a decrease of 2.1%.

Personnel expense increased by 3%-5% for the periods in 2019 compared 2018, which was offset by lower intangible amortization, merger expenses and other miscellaneous expenses (including lower FDIC insurance expense which is discussed in the components of earnings section below).

Income Taxes

Our effective tax rate for the third quarter of 2019 was 20.8% compared to 21.2% in the third quarter of 2018. For the nine months ended September 30, 2019 and 2018, our effective tax rates were 21.0% and 21.8%, respectively. The lower 2019 effective tax rates were primarily due to a decrease in the North Carolina corporate income tax rate from 3.0% to 2.5%, which became effective January 1, 2019.

Balance Sheet and Capital

Total assets at September 30, 2019 amounted to $6.1 billion, a 3.5% increase from December 31, 2018. Total loans at September 30, 2019 amounted to $4.4 billion, a 3.5% increase from December 31, 2018, and total deposits amounted to $4.9 billion at September 30, 2019, a 4.6% increase from December 31, 2018.

Index

Annualized loan growth for the first nine months of 2019 was 4.6%. Annualized deposit growth for the first nine months of 2019 was 6.2%. Within deposits, our retail deposits (excludes brokered deposits and internet time deposits) grew at an annualized rate of 9.9% for the first nine months of 2019. As a result of the strong retail deposit growth, we have been able to reduce to our level of brokered deposits, which have declined by $112 million, or 46.8%, since December 31, 2018. Additionally, we have paid down our borrowings by $106 million, or 26.1%, over that same time period.

In late 2018 and early 2019, in order to reduce exposure to the possibility of lower interest rates, we invested a portion of our interest-bearing cash balances into fixed rate investment securities. As a result, from December 31, 2018 to September 30, 2019, interest-bearing cash balances have declined by 34.9% and investment securities balances have increased by 29.4%.

During the third quarter of 2019, we repurchased 99,625 shares of the Company’s common stock at an average price of $34.89, which totaled $3.5 million. For the first nine months of 2019, we repurchased 281,593 shares at an average cost of $35.48 for a total of $10 million. We have $15 million of remaining repurchase authority and, depending on market conditions, may continue share repurchases up to that limit during the last quarter of 2019.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at September 30, 2019 of 14.88%, an increase from the 13.97% reported at December 31, 2018.
Components of Earnings
Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended September 30, 2019 amounted to $53.8 million, an increase of $1.9 million, or 3.7%, from the $51.8 million recorded in the third quarter of 2018. Net interest income on a tax-equivalent basis for the three month period ended September 30, 2019 amounted to $54.2 million, an increase of $1.9 million, or 3.7%, from the $52.3 million recorded in the third quarter of 2018. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.

	Three Months Ended September 30,
($ in thousands)	2019	2018
Net interest income, as reported	$53,778	51,845
Tax-equivalent adjustment	413	428
Net interest income, tax-equivalent	$54,191	52,273
Net interest income for the nine month period ended September 30, 2019 amounted to $161.5 million, an increase of $8.0 million, or 5.2%, from the $153.6 million recorded in the first nine months of 2018. Net interest income on a tax-equivalent basis for the nine month period ended September 30, 2019 amounted to $162.8 million, an increase of $8.1 million, or 5.2%, from the $154.7 million recorded in the comparable period of 2018.

	Nine Months Ended September 30,
($ in thousands)	2019	2018
Net interest income, as reported	$161,548	153,584
Tax-equivalent adjustment	1,260	1,151
Net interest income, tax-equivalent	$162,808	154,735
There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).
For the three and nine months ended September 30, 2019, the higher net interest income compared to the comparable periods of 2018 was primarily due to growth in interest-earning assets, including higher amounts of loans and securities. The growth in interest-earning assets was driven by funds provided from growth in deposits.

Index

The following table presents an analysis of net interest income.

	For the Three Months Ended September 30,
	2019			2018
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,354,477	5.02%	$55,142	$4,191,751	4.96%	$52,407
Taxable securities	747,044	2.72%	5,129	400,861	2.48%	2,501
Non-taxable securities	27,711	3.04%	212	50,373	2.89%	367
Short-term investments, primarily overnight funds	310,781	2.42%	1,898	500,435	2.33%	2,944
Total interest-earning assets	5,440,013	4.55%	62,381	5,143,420	4.49%	58,219

Cash and due from banks	54,132			78,078
Premises and equipment	136,468			113,812
Other assets	391,366			377,630
Total assets	$6,021,979			$5,712,940

Liabilities
Interest bearing checking	$883,002	0.15%	$338	862,065	0.11%	$235
Money market deposits	1,124,240	0.68%	1,915	1,018,933	0.34%	869
Savings deposits	416,732	0.29%	307	435,579	0.21%	230
Time deposits >$100,000	692,417	2.02%	3,519	658,479	1.39%	2,302
Other time deposits	261,424	0.79%	518	272,468	0.39%	270
Total interest-bearing deposits	3,377,815	0.77%	6,597	3,247,524	0.48%	3,906
Borrowings	300,714	2.65%	2,006	406,652	2.41%	2,468
Total interest-bearing liabilities	3,678,529	0.93%	8,603	3,654,176	0.69%	6,374

Noninterest bearing checking	1,460,759			1,278,488
Other liabilities	55,777			42,716
Shareholders’ equity	826,914			737,560
Total liabilities and shareholders’ equity	$6,021,979			5,712,940

Net yield on interest-earning assets and net interest income		3.92%	$53,778		4.00%	$51,845
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		3.95%	$54,191		4.03%	$52,273

Interest rate spread		3.62%			3.80%

Average prime rate		5.27%			5.01%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)   Includes tax-equivalent adjustments of $413,000 and $428,000 in 2019 and 2018, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Nine Months Ended September 30,
	2019			2018
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,322,078	5.10%	$164,754	$4,141,645	4.97%	$154,028
Taxable securities	706,300	2.81%	14,859	406,975	2.48%	7,552
Non-taxable securities	34,833	3.15%	820	51,283	2.91%	1,115
Short-term investments, primarily overnight funds	347,335	2.58%	6,705	457,908	2.14%	7,320
Total interest-earning assets	5,410,546	4.62%	187,138	5,057,811	4.49%	170,015

Cash and due from banks	54,579			88,596
Premises and equipment	136,550			114,656
Other assets	384,966			383,629
Total assets	$5,986,641			$5,644,692

Liabilities
Interest bearing checking	$894,488	0.14%	$966	$874,921	0.10%	$646
Money market deposits	1,093,736	0.62%	5,036	1,019,399	0.28%	2,151
Savings deposits	419,210	0.29%	903	442,345	0.20%	648
Time deposits >$100,000	709,247	1.93%	10,221	629,175	1.20%	5,627
Other time deposits	262,424	0.70%	1,372	278,950	0.35%	740
Total interest-bearing deposits	3,379,105	0.73%	18,498	3,244,790	0.40%	9,812
Borrowings	343,431	2.76%	7,092	406,954	2.17%	6,619
Total interest-bearing liabilities	3,722,536	0.92%	25,590	3,651,744	0.60%	16,431

Noninterest bearing checking	1,405,830			1,236,002
Other liabilities	57,047			37,964
Shareholders’ equity	801,228			718,982
Total liabilities and shareholders’ equity	$5,986,641			$5,644,692

Net yield on interest-earning assets and net interest income		3.99%	$161,548		4.06%	$153,584
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		4.02%	$162,808		4.09%	$154,735

Interest rate spread		3.70%			3.89%

Average prime rate		5.42%			4.78%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)   Includes tax-equivalent adjustments of $1,260,000 and $1,151,000 in 2019 and 2018, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.
Average loans outstanding for the third quarter of 2019 were $4.354 billion, which was $163 million, or 3.9%, higher than the average loans outstanding for the third quarter of 2018 ($4.192 billion). For the first nine months of 2019, average loans outstanding were $4.322 billion, which was $180 million, or 4.4% higher than the average loans outstanding for the comparable period of 2018 ($4.142 billion). The higher amount of average loans outstanding in 2019 was primarily due to our loan growth initiatives, including our continued focus and expansion into higher growth markets, our hiring of experienced bankers and our emphasis on SBA lending.

Index

As previously noted, in late 2018 and early 2019, in order to reduce exposure to the possibility of lower interest rates, we invested a portion of our interest-bearing cash balances into fixed rate investment securities. As a result, as shown in the tables above, our average balance of taxable securities grew by $346 million, or 86.4% when comparing the third quarter of 2019 to the third quarter of 2018. On a year to date basis, average taxable securities increased by $299 million, or 73.5%, when comparing 2019 to 2018.

The increases in loans and securities were partially funded from the banks overnight funds, which declined for the periods in 2019 compared to 2018, as shown in the tables above. However the larger source of funding arose from growth in our deposit balances, as discussed in the following paragraph.
Average total deposits outstanding for the third quarter of 2019 were $4.839 billion, which was $313 million, or 6.9%, higher than the average deposits outstanding for the third quarter of 2018 ($4.526 billion). Average total deposits for the nine months ended September 30, 2019 were $4.785 billion, which was $304 million, or 6.8%, higher than the average deposits outstanding for the same period of 2018 ($4.481 billion). We continue to implement strategies to grow deposits, which we believe to be the principal reason for the increases in our deposit balances in 2019. Average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $3.573 billion during the first nine months of 2018 to $3.813 billion during the first nine months of 2019, representing growth of $240 million, or 6.7%. Average time deposits also increased from $908 million during the first nine months of 2018 to $972 million for the first nine months of 2019, an increase of $64 million, or 7.0%.
The funding provided by the growth in deposits also allowed us to pay down our borrowings in 2019. Average borrowings decreased by $106 million, or 26.1%, and $63.5 million, or 15.6%, during the three and nine months ended September 30, 2019, respectively, in comparison to the prior periods.
See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the third quarter of 2019 was 3.95%, which was 8 basis points lower than the 4.03% realized in the third quarter of 2018. For the nine month period ended September 30, 2019, our net interest margin was 4.02% compared to 4.09% for the same period in 2018. The lower margins were due to a combination of lower loan discount accretion and funding costs that rose by more than asset yields.

We recorded loan discount accretion of $1.3 million in the third quarter of 2019, compared to $1.6 million in the third quarter of 2018. For the nine months ended September 30, 2019 and 2018, loan discount accretion amounted to $4.5 million and $6.0 million, respectively. The lower loan discount accretion accounted for approximately 3 basis points out of the 8 basis point decline in the net interest margin when comparing the third quarter of 2019 to 2018 and for 5 basis points of the 7 basis point decline on a year to date basis. The lower discount accretion was attributable to paydowns in our acquired loan portfolios.
As derived from the tables above, in comparing the periods in 2019 to the periods in 2018, interest-earning asset yields increased 6 basis points in the third quarter of 2019 compared to the third quarter of 2018, while interest-bearing liability costs increased by 24 basis points over that same period. On a year to date basis, interest-earning asset yields increased 13 basis points in 2019 compared to 2018, whereas interest-bearing liability costs increased by 32 basis points. The narrowing of that spread in 2019 was primarily due to flattening of the yield curve and competitive pressures.
The impact of the higher rising interest-bearing liability costs in 2019 has been partially offset by the impact of the approximately 13% growth in average noninterest-bearing deposits since December 31, 2018. Our total cost of funds, which includes noninterest bearing checking accounts at a zero percent cost only rose by 15 basis points (from 0.51% to 0.66%) and 22 basis points (from 0.45% to 0.67%) for the three and nine month periods in 2019, respectively, compared to the same periods of 2018.
Also slightly impacting comparability of the net interest margin for the first nine months in 2019 versus 2018 was $750,000 in interest recoveries received in the first quarter of 2018 related to loans that had been charged off in the past, which added approximately 2 basis points to the net interest margin for the first nine months of 2018.
See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Index

We recorded a negative provision for loan losses of $1.1 million (reduction of the allowance for loan losses) in the third quarter of 2019 compared to a provision for loan losses of $0.1 million in the third quarter of 2018. For the nine months ended September 30, 2019, we recorded a negative provision for loan losses of $0.9 million compared to a negative provision for loan losses of $4.3 million in the same period of 2018. In the first quarter of 2018, we experienced net loan recoveries of $3.7 million, resulting in the negative provision during 2018. Our provision for loan losses has remained at low levels over the past several years as a result of strong asset quality, including low loan charge-offs.

Our provision for loan loss levels have been impacted by continued improvement in asset quality. Nonperforming assets amounted to $33.9 million at September 30, 2019, a decrease of 22% from the $43.4 million at December 31, 2018. Our nonperforming assets to total assets ratio was 0.56% at September 30, 2019 compared to 0.74% at December 31, 2018. The ratio of annualized net charge-offs (recoveries) to average loans for the nine months ended September 30, 2019 was 0.03%, compared to (0.05%) for the same period of 2018.

Total noninterest income was $15.6 million and $15.2 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, noninterest income amounted to $46.2 million compared to $46.9 million for the same period of 2018.

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service charges on deposit accounts	$3,388	3,221	9,543	9,606
Other service charges, commissions, and fees	5,814	4,942	16,848	14,101
Fees from presold mortgage loans	1,275	576	2,677	2,231
Commissions from sales of insurance and financial products	2,203	2,425	6,436	6,484
SBA consulting fees	663	1,287	2,847	3,554
SBA loan sale gains	1,917	2,373	7,048	8,773
Bank-owned life insurance income	651	641	1,928	1,892
Foreclosed property gains (losses), net	(273)	(192)	(899)	(579)
Securities gains (losses), net	97	—	97	—
Other gains (losses), net	(105)	(101)	(331)	811
Noninterest income	$15,630	15,172	46,194	46,873
Non-GAAP adjustments - Exclude:
Foreclosed property losses from above	273	192	899	579
Securities gains (losses), net	(97)	—	(97)	—
Other gains and losses from above	105	101	331	(811)
Adjusted noninterest income	$15,911	15,465	47,327	46,641

Management evaluates noninterest income on a basis that excludes items that can be volatile in nature, such as foreclosed property gains (losses), net. We consider this adjusted noninterest income and believe it reflects regular sources of noninterest income, that are within the control of management. As presented in the table above, adjusted noninterest income for the third quarter of 2019 was $15.9 million, a 2.9% increase from the $15.5 million reported for the third quarter of 2018. Adjusted noninterest income for the nine months ended September 30, 2019 was $47.3 million, a 1.5% increase from the $46.6 million reported for the first nine months of 2018.
As shown in the table above, service charges on deposit accounts increased from $3.2 million in the third quarter of 2018 to $3.4 million in the third quarter of 2019, an increase that we believe is due to promotion of new deposit products. For the nine months ended September 30, 2019, service charges on deposit accounts amounted to $9.5 million, which is a $0.1 million decrease from the $9.6 million recorded in the comparable period of 2018.
Other service charges, commissions, and fees increased in 2019 compared to 2018, primarily as a result of higher debit card and credit card interchange fees associated with increased usage. We earn a small fee each time a customer uses a debit or credit card to make a purchase. Due to the growth in checking accounts and increased customer usage of debit cards, we have experienced increases in this line item. Interchange income from credit

Index

cards has also increased due to growth in the number and usage of credit cards, which we believe is a result of continued promotion of this product
Fees from presold mortgages increased significantly from $0.6 million in the third quarter of 2018 to $1.3 million in the third quarter of 2019. For the nine months ended September 30, 2019, fees amounted to $2.7 million, an increase of $0.4 million, from the $2.2 million recorded in the comparable period of 2018. The higher fees in 2019 are due to hiring additional originators, as well a increased volumes in the mortgage industry due to declining interest rates.
Commissions from sales of insurance and financial products did not vary significantly for the periods presented, amounting to approximately $2.2 million and $2.4 million for the third quarters of 2019 and 2018, respectively, and $6.4 million and $6.5 million for the first nine months of 2019 and 2018, respectively.
Both SBA consulting fees and SBA loans sale gains were lower in 2019 compared to 2018. For the three months ended September 30, 2019, SBA consulting fees amounted to $0.7 million compared to $1.3 million in the third quarter of 2018. The quarterly decline was also the driver for these fees being lower on a year to date basis, with these fees amounting to $2.8 million for the nine months ended September 30, 2019 compared to $3.6 million for the first nine months of 2018. As it relates to SBA loan sale gains, we recorded $1.9 million for the third quarter of 2019 compared to $2.4 million for the third quarter of 2018. For the nine months ended September 30, 2019 and 2018, we recorded $7.0 million and $8.8 million in gains on SBA loan sales, respectively. The declines in both of these SBA items was due to lower origination activity, which we believe was primarily caused by the timing of the funding of loans in the pipeline. Lower loan sale premiums in 2019 also impacted loan sale gains.

In the third quarter of 2019, we sold $39.7 million in available for sale securities that resulted in $0.1 million in gains. There were no sales in 2018.

Other gains (losses) amounted to losses of $0.1 million and $0.3 million in the three and nine months ended September 30, 2019, respectively, and losses of $0.1 million and gains of $0.8 million for the three and nine months ended September 30, 2018. Losses in 2019 were due to miscellaneous items, whereas in the second quarter of 2018, we recorded a $0.9 million gain on the sale of a former branch location.

Noninterest expenses amounted to $38.9 million in the third quarter of 2019, a 0.3% decrease from the $39.0 million recorded in the third quarter of 2018. Noninterest expenses for the nine months ended September 30, 2019 amounted to $118.6 million compared to $121.2 million in 2018, a decrease of 2.1%.
Personnel expense increased 5.0% to $24.0 million in the third quarter of 2019 from $22.8 million in the third quarter of 2018. For the first nine months of 2019, personnel expense increased 3.3% to $71.7 million from $69.4 million in the prior year period. The increases in 2019 were primarily due to the Company's growth initiatives.
The combined amount of occupancy and equipment expense did not vary significantly among the periods presented.
Merger expenses declined significantly in 2019. There were no merger and acquisition expenses in the third quarter of 2019 compared $0.2 million in the third quarter of 2018. For the nine months ended September 30, 2019 merger and acquisition expenses amounted to $0.2 million compared to $3.6 million for the same period in 2018. The higher merger and acquisition expenses recorded in 2018 related to the Asheville Savings Bank acquisition which converted its operations into First Bank in the first quarter of 2018.

Intangibles amortization expense decreased from $1.5 million in the third quarter of 2018 to $1.2 million in the third quarter of 2019 and from $4.5 million in the first nine months of 2018 to $3.7 million in the first nine months of 2019. The declines were primarily as a result of the amortization of intangible assets associated with acquisitions that typically have amortization schedules that decline over time.
Other operating expenses amounted to $9.8 million for the third quarter of 2019 compared to $10.4 million in the third quarter of 2018. Other operating expenses amounted to $30.9 million in the first nine months of 2019 compared to $31.7 million in the same period of 2018. For the year to date period, the decline in this line item was impacted by efficiencies realized from the conversion of the operations of the Asheville Savings Bank into First Bank during the first quarter of 2018. Also, as a result of FDIC assessment credits allocated to the Company, we recorded no FDIC insurance expense for the third quarter of 2019 and also reversed a $400,000 expense accrual

Index

that had been recorded in the second quarter of 2019. We expect our remaining credits to result in no insurance expense in the fourth quarter of 2019 and to cover approximately one month of expense in the first quarter of 2020.
For the three months ended September 30, 2019 and 2018, the provision for income taxes was $6.6 million, an effective tax rate of 20.8%, and $5.9 million, an effective tax rate of 21.2%, respectively. For the nine months ended September 30, 2019 and 2018, the provision for income taxes was $18.9 million, an effective tax rate of 21.0%, and $18.2 million, an effective tax rate of 21.8%, respectively. The decline was due to a decrease in the North Carolina corporate income tax rate from 3.0% to 2.5%, as well as the impact of certain merger expenses recorded in 2018 that were not tax deductible.
The consolidated statements of comprehensive income reflect other comprehensive income of $1.7 million during the third quarter of 2019 compared other comprehensive loss of $0.8 million during the third quarter of 2018. During the nine months ended September 30, 2019 and 2018, we recorded other comprehensive income of $15.6 million and other comprehensive loss of $7.8 million, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.
FINANCIAL CONDITION
Total assets at September 30, 2019 amounted to $6.1 billion, a 3.5% increase from December 31, 2018. Total loans at September 30, 2019 amounted to $4.4 billion, a 3.5% increase from December 31, 2018, and total deposits amounted to $4.9 billion, a 4.6% increase from December 31, 2018.
The following table presents information regarding the nature of changes in our levels of loans and deposits for the first nine months of 2019.

January 1, 2019 to September 30, 2019	Balance at beginning of period	Internal Growth, net	Balance at end of period	Total percentage growth
Total loans	$4,249,064	147,480	4,396,544	3.5%

Deposits – Noninterest bearing checking	1,320,131	171,363	1,491,494	13.0%
Deposits – Interest bearing checking	916,374	(21,597)	894,777	(2.4)%
Deposits – Money market	1,035,523	89,091	1,124,614	8.6%
Deposits – Savings	432,389	(14,346)	418,043	(3.3)%
Deposits – Brokered	239,875	(112,356)	127,519	(46.8)%
Deposits – Internet time	3,428	(1,983)	1,445	(57.8)%
Deposits – Time>$100,000	447,619	109,971	557,590	24.6%
Deposits – Time<$100,000	264,000	(4,100)	259,900	(1.6)%
Total deposits	$4,659,339	216,043	4,875,382	4.6%

As derived from the table above, for the first nine months of 2019, loan growth was $147.5 million, or 3.5% (4.6% on an annualized basis). Loan growth for the period was organic and driven by our continued expansion into high-growth markets, our hiring of experienced bankers and our emphasis on SBA lending. We expect continued growth in our loan portfolio for the remainder of 2019.
The mix of our loan portfolio remains substantially the same at September 30, 2019 compared to December 31, 2018. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan. Note 6 to the consolidated financial statements presents additional detailed information regarding our mix of loans.
For the nine month period ended September 30, 2019, we experienced internal growth in our core deposit accounts (checking, money market and savings) and in our retail time deposits, which exclude brokered and internet time

Index

deposits. We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.
A combination of the significant growth experienced in our retail deposits in 2019 and comparatively lower loan growth allowed us to reduce our level of brokered deposits over the periods presented, which have declined by $112 million, or 46.8%, since December 31, 2018. For those same reasons, we were able to pay down our borrowings by $106 million over the same period.
Our liquidity levels have increased over the past year. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 21.0% at December 31, 2018 to 21.5% at September 30, 2019.
Over the past nine months, we have also invested a portion of our cash balances into fixed rate available for sale investment securities, primarily to achieve higher yields and reduce the risk of lower interest rates.  Total securities available for sale increased from $501.4 million at December 31, 2018 to $705.2 million at September 30, 2019, while total cash balance have declined from $462.9 million to $317.5 million over that same period.
Nonperforming Assets
Nonperforming assets include nonaccrual loans, TDRs, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended September 30, 2019	As of/for the quarter ended December 31, 2018
Nonperforming assets
Nonaccrual loans	$19,720	22,575
TDRs – accruing	9,566	13,418
Accruing loans >90 days past due	—	—
Total nonperforming loans	29,286	35,993
Foreclosed real estate	4,589	7,440
Total nonperforming assets	$33,875	43,433

Purchased credit impaired loans not included above (1)	$13,798	17,393

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.04%	0.02%
Nonperforming loans to total loans	0.67%	0.85%
Nonperforming assets to total assets	0.56%	0.74%
Allowance for loan losses to total loans	0.44%	0.50%
Allowance for loan losses to nonperforming loans	65.77%	58.45%

(1)  In the March 3, 2017 acquisition of Carolina Bank and the October 1, 2017 acquisition of Asheville Savings Bank, we acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts, including $1.1 million and $0.6 million in PCI loans at September 30, 2019 and December 31, 2018, respectively, that were contractually past due 90 days or more.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.
As noted in the table above, at September 30, 2019, total nonaccrual loans amounted to $19.7 million, compared to $22.6 million at December 31, 2018. Nonaccrual loans are at low levels and have generally declined in recent years as our local economies have improved, and we continue to focus on resolving our problem assets.

Index

TDRs are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At September 30, 2019, total accruing TDRs amounted to $9.6 million, compared to $13.4 million at December 31, 2018.
Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $4.6 million at September 30, 2019 and $7.4 million at December 31, 2018. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and the improvement in our overall asset quality.
The following is the composition, by loan type, of all of our nonaccrual loans at each period end

($ in thousands)	At September 30, 2019	At December 31, 2018
Commercial, financial, and agricultural	$2,472	919
Real estate – construction, land development, and other land loans	1,235	2,265
Real estate – mortgage – residential (1-4 family) first mortgages	7,661	10,115
Real estate – mortgage – home equity loans/lines of credit	1,878	1,685
Real estate – mortgage – commercial and other	6,370	7,452
Installment loans to individuals	104	139
Total nonaccrual loans	$19,720	22,575
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
We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At September 30, 2019	At December 31, 2018
Vacant land and farmland	$1,733	2,035
1-4 family residential properties	1,220	2,311
Commercial real estate	1,636	3,094
Total foreclosed real estate	$4,589	7,440
The following table presents geographical information regarding our nonperforming assets at September 30, 2019.

	As of September 30, 2019
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate
Region (1)
Eastern Region (NC)	$6,344	927,000	0.68%	$617
Triangle Region (NC)	7,426	951,000	0.78%	706
Triad Region (NC)	4,305	885,000	0.49%	480
Charlotte Region (NC)	950	332,000	0.29%	—
Southern Piedmont Region (NC)	3,185	285,000	1.12%	360
Western Region (NC)	673	667,000	0.10%	738
South Carolina Region	765	163,000	0.47%	822
Former Virginia Region	191	1,000	19.10%	444
Other	5,447	186,000	2.93%	422
Total	$29,286	4,397,000	0.67%	$4,589

(1)	The counties comprising each region are as follows:
Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Pitt, Onslow, Carteret
Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake
Triad North Carolina Region - Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly, Forsyth, Alamance

Index

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

($ in thousands)	Nine Months Ended September 30, 2019	Twelve Months Ended December 31, 2018	Nine Months Ended September 30, 2018
Loans outstanding at end of period	$4,396,544	4,249,064	4,190,628
Average amount of loans outstanding	$4,322,078	4,161,838	4,141,645

Allowance for loan losses, at beginning of year	$21,039	23,298	23,298
Provision (reversal) for loan losses	(913)	(3,589)	(4,282)
	20,126	19,709	19,016

Loans charged off:
Commercial, financial, and agricultural	(1,224)	(2,128)	(1,542)
Real estate – construction, land development & other land loans	(340)	(158)	(158)
Real estate – mortgage – residential (1-4 family) first mortgages	(379)	(1,734)	(1,598)
Real estate – mortgage – home equity loans / lines of credit	(216)	(711)	(378)
Real estate – mortgage – commercial and other	(1,455)	(1,459)	(1,398)
Installment loans to individuals	(555)	(781)	(494)
Total charge-offs	(4,169)	(6,971)	(5,568)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	768	1,195	971
Real estate – construction, land development & other land loans	797	4,097	3,568
Real estate – mortgage – residential (1-4 family) first mortgages	521	833	671
Real estate – mortgage – home equity loans / lines of credit	513	364	294
Real estate – mortgage – commercial and other	550	1,503	1,333
Installment loans to individuals	154	309	261
Total recoveries	3,303	8,301	7,098
Net (charge-offs) recoveries	(866)	1,330	1,530
Allowance for loan losses, at end of period	$19,260	21,039	20,546

Ratios:
Net charge-offs (recoveries) as a percent of average loans (annualized)	0.03%	(0.03)%	(0.05)%
Allowance for loan losses as a percent of loans at end of period	0.44%	0.50%	0.49%
We recorded a negative provision for loan losses (reduction of the allowance for loan losses) of $0.9 million in the first nine months of 2019, compared to a negative provision for loan losses of $4.3 million in the first nine months of 2018. In the first nine months of 2018, the Company experienced net loan recoveries of $1.5 million, which drove the negative provision for the period and was the primary reason for the variance in the provision for loan losses when comparing the first nine months of 2019 to the first nine months of 2018. Other factors impacting the provision for loan loss are discussed in the following two paragraphs.
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

Index

The ratio of our allowance to total loans was 0.44% and 0.50% at September 30, 2019 and December 31, 2018, respectively. The decline in this ratio was a result of the factors discussed above that impacted our low levels of provision for loan losses. Our relatively low level of allowance to total loans is significantly impacted by the acquisitions of Carolina Bank and Asheville Savings Bank in 2017, which had over $1 billion in total loans. Applicable accounting guidance did not allow us to record an allowance for loan losses upon the acquisition of loans – instead the acquired loans were recorded at their discounted fair value, which included the consideration of any expected losses. No allowance for loan losses is recorded for the acquired loans unless the expected credit losses exceed the remaining unamortized discounts – based on an individual basis for purchased credit impaired loans and on a pooled basis for performing acquired loans. See Critical Accounting Policies above for further discussion. Unaccreted discount on acquired loans, which is available to absorb loan losses on those acquired loans, amounted to $13.8 million and $17.3 million at September 30, 2019 and December 31, 2018, respectively.
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
Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at September 30, 2019, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2018.
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
In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $1.045 billion line of credit with the Federal Home Loan Bank (of which $247 million and $352 million was outstanding at September 30, 2019 and December 31, 2018, respectively), 2) a $35 million federal funds line with a correspondent bank (of which none was outstanding at September 30, 2019 or December 31, 2018), and 3) an approximately $130 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at September 30, 2019 or December 31, 2018). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $190 million at both September 30, 2019 and December 31, 2018, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $773 million at September 30, 2019 compared to $664 million at December 31, 2018.
Our overall liquidity has increased since December 31, 2018 due primarily to deposit growth which has exceeded loan growth. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 21.0% at December 31, 2018 to 21.5% at September 30, 2019.
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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2019, and have no current plans to do so.
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
At September 30, 2019, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

Index

	September 30, 2019	December 31, 2018
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	13.27%	12.28%
Minimum required Common equity Tier 1 capital	7.00%	6.375%

Tier I capital to Tier 1 risk weighted assets	14.44%	13.48%
Minimum required Tier 1 capital	8.50%	7.875%

Total risk-based capital to Tier II risk weighted assets	14.88%	13.97%
Minimum required total risk-based capital	10.50%	9.875%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	11.17%	10.47%
Minimum required Tier 1 leverage capital	4.00%	4.00%
First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At September 30, 2019, First Bank significantly exceeded the minimum ratios established by the regulatory authorities.
BUSINESS DEVELOPMENT MATTERS
The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•
On September 13, 2019, the Company announced a quarterly cash dividend of $0.12 per share payable on October 25, 2019 to shareholders of record on September 30, 2019. The dividend rate represents a 20% increase over the previous dividend rate of $0.10 the Company declared in the third quarter of 2018.

SHARE REPURCHASES
We repurchased 282,000 shares of our common stock during the first nine months of 2019 at an average price of $35.48 per share, which totaled $10.0 million. At September 30, 2019, we had authority from our board of directors to repurchase up to an additional $15 million in shares of the Company’s common stock. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)
Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (and net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.03% (realized in 2016) to a high of 4.58% (realized in 2014). Our consistent margin has been aided by a relatively low level of long-term interest rate exposure that we maintain. At September 30, 2019, approximately 76% of our interest-earning assets were subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Index

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). At September 30, 2019, we had $1.5 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2019 are deposits totaling $2.4 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.
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
The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. As a result of the prolonged negative/fragile economic environment, the Federal Reserve took steps to suppress long-term interest rates in an effort to boost the housing market, increase employment, and stimulate the economy, which resulted in a flat interest rate curve that remains in effect. A flat interest rate curve is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which pressures our net interest margin.
While there have been periods in the last few years that the yield curve has steepened slightly, it currently remains flat, with some points of inversion along the curve from time to time. This flat/inverted yield curve and the intense competition for high-quality loans in our market areas have limited our ability to charge higher rates on loans, and thus we continue to experience challenges in increasing our loan yields and net interest margin.
As it relates to deposits, after cutting interest rates to historic lows in 2008 in an effort to stimulate the economy, the Federal Reserve made no changes to the short term interest rates it sets directly until mid-December 2015. During that period, we were able to reprice substantially all of our deposits to low levels. As a result of the nine interest rate increases initiated by the Federal Reserve from 2015 through 2018 and significant competitive pressures in our market area, our deposits costs began to rise. Deposit pricing competition began to intensify in the second half of 2018, which continued into 2019. In the first nine months of 2019, our deposit costs rose at a higher rate than the increase in asset yields, which negatively impacted our net interest margin.

In the third quarter of 2019, in an effort to address concerns about the economy, the Federal Reserve cut short term interest rates twice by a total of 50 basis points, which resulted in the prime rate of interest declining to 5.00% And in late October 2019, the Federal Reserve cut rates by an additional 25 basis points. Our interest-bearing cash balances and most of our variable rate loans, which comprise approximately one-third of our loan portfolio, reset to lower rates soon after those rate cuts and the offering rates on new loan originations also declined. Due to competitive pressures, we were unable to lower our deposit costs to offset the impact of the lower asset yields. Due largely to those reasons, our net interest margin decreased in the third quarter of 2019 by 11 basis points from the preceding quarter. While we believe our deposit costs will begin to decline in the near future, we believe that the recent rate cuts will to continue to negatively impact our net interest margin for the reasons discussed above.

Index

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to the acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans amounted to $4.5 million and $6.0 million for the nine months ended September 30, 2019 and 2018, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that are initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $13.8 million at September 30, 2019 compared to $17.3 million at December 31, 2018.
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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Index

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2019 to July 31, 2019	—	$—	$—	$18,475,917
August 1, 2019 to August 31, 2019	99,625	34.89	3,475,797	$15,000,120
September 1, 2019 to September 30, 2019	—	—	—	$15,000,120
Total	99,625	34.89	3,475,797	$15,000,120
Footnotes to the Above Table

(1)
All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On February 5, 2019, the Company announced that its board of directors had approved the repurchase of up to $25,000,000 in shares of the Company’s common stock. The repurchase authorization expires on December 31, 2019.

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended September 30, 2019.

During the three months ended September 30, 2019, there were no unregistered sales of the Company’s securities.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 8, 2019	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

November 8, 2019	BY:/s/ Eric P. Credle
Eric P. Credle Executive Vice President and Chief Financial Officer