Form 10-K
period 2019-12-31
FIRST BANCORP /NC/
filed 2020-02-28
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Commission File Number 0-15572
FIRST BANCORP
(Exact Name of Registrant as Specified in its Charter)

North Carolina			56-1421916
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification Number)

300 SW Broad St.,	Southern Pines,	North Carolina	28387
(Address of Principal Executive Offices)			(Zip Code)

(Registrant's telephone number, including area code)			(910)	246-2500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FBNC	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☒ No
The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2019 as reported by The NASDAQ Global Select Market, was approximately $1,057,000,000.
The number of shares of the registrant’s Common Stock outstanding on February 26, 2020 was 29,211,612.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

*
Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2020.

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
PART I
Item 1. Business
General Description
First Bancorp (the “Company”) is the fourth largest bank holding company headquartered in North Carolina.  At December 31, 2019, the Company had total consolidated assets of $6.1 billion, total loans of $4.5 billion, total deposits of $4.9 billion, and shareholders’ equity of $0.9 billion.  Our principal activity is the ownership and operation of First Bank (the “Bank”), a state-chartered bank with its main office in Southern Pines, North Carolina.
The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.
The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. Until September 2013, the Bank’s main office was in Troy, North Carolina, located in the center of Montgomery County. In September 2013, the Company and the Bank moved their main offices approximately 45 miles to Southern Pines, North Carolina, in Moore County. As of December 31, 2019, we conducted business from 101 branches covering a geographical area from Florence, South Carolina to the south, to Wilmington, North Carolina to the east, to Kill Devil Hills, North Carolina to the northeast, to Mayodan, North Carolina to the north, and to Asheville, North Carolina to the west. Of the Bank’s 101 branches, 95 branches are in North Carolina and six branches are in South Carolina. Ranked by assets, the Bank was the fourth largest bank headquartered in North Carolina as of December 31, 2019 and the only one with total assets between $5 billion and $35 billion.
As of December 31, 2019, the Bank had three wholly owned subsidiaries, First Bank Insurance Services, Inc. (“First Bank Insurance”), SBA Complete, Inc. (“SBA Complete”), and First Troy SPE, LLC. First Bank Insurance’s primary business activity is the placement of property and casualty insurance coverage. SBA Complete specializes in providing consulting services for financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. First Troy SPE, LLC, which was organized in December 2009, is a holding entity for certain foreclosed properties.
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

Territory Served and Competition
Our headquarters are located in Southern Pines, Moore County, North Carolina, where we have a significant concentration of deposits. At the end of 2019, we served regions spread across North Carolina, with additional operations in northeastern South Carolina. The following table presents, for each county where we operated as of December 31, 2019, the number of bank branches operated by the Bank within the county, the approximate amount of deposits with the Bank in the county as of December 31, 2019, our approximate deposit market share at June 30, 2019, and the number of bank competitors located in the county at June 30, 2019.

County	Number of Branches	Deposits (in millions)	Market Share	Number of Competitors
Alamance, NC	1	$56	2.5%	15
Beaufort, NC	2	81	10.8%	7
Bladen, NC	1	35	10.3%	4
Brunswick, NC	4	210	9.5%	11
Buncombe, NC	8	560	10.1%	16
Cabarrus, NC	2	56	2.3%	11
Carteret, NC	2	63	4.4%	8
Chatham, NC	2	50	7.3%	9
Chesterfield, SC	1	48	11.2%	6
Columbus, NC	2	66	5.9%	5
Cumberland, NC	1	37	0.9%	14
Dare, NC	1	26	2.6%	8
Davidson, NC	2	143	5.5%	10
Dillon, SC	3	68	21.7%	4
Duplin, NC	3	173	19.5%	6
Florence, SC	2	65	2.6%	12
Forsyth, NC	4	62	0.2%	16
Guilford, NC	6	442	4.2%	19
Harnett, NC	3	138	13.6%	9
Henderson, NC	2	77	3.9%	12
Iredell, NC	3	73	2.2%	19
Lee, NC	3	222	24.7%	9
Madison, NC	1	43	43.8%	1
McDowell, NC	1	71	19.2%	5
Mecklenburg, NC	2	62	0.0%	25
Montgomery, NC	2	122	40.5%	2
Moore, NC	10	538	33.1%	9
New Hanover, NC	5	246	2.7%	20
Onslow, NC	2	103	8.8%	10
Pitt, NC	1	35	1.4%	15
Randolph, NC	3	165	9.8%	11
Richmond, NC	1	61	14.5%	5
Robeson, NC	4	209	20.1%	8
Rockingham, NC	1	27	2.3%	10
Rowan, NC	1	51	3.7%	13
Scotland, NC	1	98	21.9%	6
Stanly, NC	4	125	11.1%	6
Transylvania, NC	1	23	4.7%	6
Wake, NC	3	115	0.4%	32
Brokered Deposits	—	86
Total	101	$4,931
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
In recent years, we have implemented a branch strategy of expansion into larger, higher growth markets. In 2016, this expansion continued with additional investments in Charlotte, Raleigh and the Triad region of North Carolina. Several seasoned bankers joined the Bank and have led our expansion efforts in these markets. We opened our first full service branch in Charlotte in August 2016, after opening a loan production office there in 2015. In Raleigh, we opened a loan production office early in 2016 and upgraded that location to a full service branch in April 2017. In the Triad region, experienced bankers joined us in early 2016 as we opened our first loan production office in Greensboro. Our expansion into higher growth markets was significantly enhanced by three strategic transactions that occurred in 2016 and 2017. See discussion below in the section entitled “Mergers and Acquisitions.”
We have three counties that hold significant shares of our deposit base. Buncombe County, the former headquarters of one of our 2017 acquisitions (Asheville Savings Bank), holds 11% of our total deposit base. Moore County, the headquarters of the Company, has total deposits comprising approximately 11% of our deposit base, while Guilford County, the former headquarters of another 2017 acquisition (Carolina Bank), also holds 9% of our deposit base. Accordingly, material changes in competition, the economy or the population of these counties could materially impact the Company. No other county comprises more than 10% of our deposit base.
We compete in our various market areas with, among others, several large interstate bank holding companies. These large competitors have substantially greater resources than our Company, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions. A significant number of interstate banking acquisitions have taken place in the past few years, thus further increasing the size and financial resources of some of our competitors, some of which are among the largest bank holding companies in the nation. In many of our markets, we also compete against smaller, local banks. With banks of all sizes attempting to maximize yields on earning assets, especially in the current low interest rate environment, the competition for high-quality loans remains intense. Accordingly, loan rates in our markets continue to be under competitive pressure. We also face intense competition for deposits as competing banks attempt to grow market share and fund loan growth. Many of the markets we operate in are particularly competitive markets, with at least ten other financial institutions having a physical presence within those markets.
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
Despite the competitive market, we believe we have certain advantages over our competition in the areas we serve. Compared to the smaller banks we compete against, we are large enough to be able to more easily absorb higher costs being experienced in the banking industry, particularly regulatory costs and technology costs. We are also able to originate significantly larger loans than many of our smaller bank competitors. In our competition with larger banks, we attempt to maintain a banking culture commonly associated with smaller banks – a culture that has a personal and local flavor that appeals to many retail and small business customers. Specifically, we seek to maintain a distinct local identity in each of the communities we serve, and we actively sponsor and participate in local civic affairs. Most lending and other customer-related business decisions can be made without the delays often associated with larger institutions. Additionally, employment of local managers and personnel in various offices and low turnover of personnel enable us to establish and maintain long-term relationships with individual and corporate customers. Also, due to acquisitions of other banks headquartered in North Carolina and South Carolina, we are the only bank headquartered in North Carolina with total assets between $5 billion and $35 billion and the only bank headquartered in either state with total assets between $4 billion and $15 billion. We believe that enhances several of our competitive advantages discussed above, as well as provides scarcity value from an investor viewpoint.

Lending Policy and Procedures
Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under our written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $350,000 with lending limits varying depending upon the experience of the lending officer and whether the loan is secured or unsecured. We have seven senior lending officers who have authority to approve secured loans up to $500,000 and each of our three Regional Presidents has authority to approve secured loans up to $1,000,000. Loans up to $8,000,000 are approved by the Bank’s Regional Credit Officers through our Credit Administration Department. The Bank’s President and Chief Credit Officer have authority to approve loans up to $15,000,000, while the President and the Chief Credit Officer have joint authority to approve loans up to $50,000,000. The Bank’s Board of Directors maintains loan authority in excess of the Bank’s in-house limit, currently $50,000,000, and generally approves loans through its Executive Loan Committee. Our legal lending limit to any one borrower is approximately $100 million. All lending authorities are based on the borrower’s Total Credit Exposure (“TCE”), which is an aggregate of the Bank’s lending relationship to the borrower. TCE is based on the borrower’s total credit exposure with the Bank either directly or indirectly through loan guarantees or other borrowing entities related to the borrower through control or ownership.
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
To further assess the Bank’s loan portfolio and as a secondary review of the Bank’s Loan Review Department, we also contract with an independent consulting firm to review new loan originations meeting certain criteria, as well as to review risk grades to existing credits meeting certain thresholds. The consulting firm’s observations, comments, and risk grades, including variances with the Bank’s risk grades, are shared with the audit committee of the Company’s board of directors and are considered by management in setting Bank policy, as well as in evaluating the adequacy of our allowance for loan losses. For additional information, see “Allowance for Loan Losses and Loan Loss Experience” under Item 7 below.
Investment Policy and Procedures
We have adopted an investment policy designed to maximize our income from funds not needed to meet loan demand, in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, we may invest in U.S. government and government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, commercial mortgage-backed securities, state and municipal obligations, public housing authority bonds, and, to a limited extent, corporate bonds. We may also invest up to $60 million in time deposits with other financial institutions. Time deposit purchases from any one financial institution exceeding FDIC insurance coverage limits are evaluated as a corporate bond and are subject to the same due diligence requirements as corporate bonds (described below).
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
The following paragraphs describe the other acquisitions that we have completed in recent years.
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
Employees
As of December 31, 2019, we had 1,065 full-time and 46 part-time employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.
Supervision and Regulation
As a bank holding company, we are subject to supervision, examination and regulation by the Federal Reserve and the North Carolina Office of the Commissioner of Banks (the “Commissioner”). The Bank is also subject to supervision and examination by the Federal Reserve and the Commissioner. For additional information, see Note 15 to the consolidated financial statements.
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
We recognized approximately $0.3 million, $2.3 million, and $2.4 million in FDIC insurance expense in 2019, 2018, and 2017, respectively. In November 2018, the FDIC announced that the Deposit Insurance Fund (“DIF”) reserve ratio exceeded the statutory minimum of 1.35% as of September 30, 2018. Among other things, this resulted in the FDIC awarding assessment credits for banks with less than $10 billion in total assets that had contributed to the DIF in prior years. We were notified in January 2019 that we had received $1.35 million in credits that would be available to offset deposit insurance assessments once the DIF reached 1.38%. The DIF reached 1.38% as of June 30, 2019 and therefore, the FDIC began to apply the Bank’s credits to our quarterly deposit insurance assessments beginning with the second quarter of 2019. We expect to utilize all credits by end of the first quarter of 2020, and thus we expect our FDIC insurance expense to increase in 2020 compared to 2019.
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
Common Equity Tier I capital (“CET1”) is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier I capital is comprised of CET1 capital plus Additional Tier I capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in Federal Reserve regulations
The Basel III Capital Rules include a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and is being phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). Thus, effective as of January 1, 2019, the Company and the Bank were required to maintain this additional capital conservation buffer of 2.5% of CET1, resulting in the following minimum capital ratios:

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
Current Expected Credit Loss Accounting Standard
The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that is effective for the Company with reporting periods beginning January 1, 2020. This standard, referred to as Current Expected Credit Loss (or “CECL”), requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts. The Company will initially apply the impact of the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, which, for the Company, is January 1, 2020. Future adjustments to credit loss expectations will be recorded through the income statement as charges or credits to earnings. The Company has substantially completed its CECL model and continues to make enhancements to its estimate of expected credit losses as of January 1, 2020 based on internal analysis and consultations with third-party vendors. At this time, the Company expects its allowance for credit losses will increase to approximately $40-$44 million upon adoption compared to its allowance for loan losses at December 31, 2019 of approximately $21 million. The impact of the initial adoption will be reflected in the Company's SEC Form 10-Q for the period ended March 31, 2020.
The Federal Reserve and the FDIC have adopted a rule that provides a banking organization the option to phase-in over a three-year period the effects of CECL on its regulatory capital upon the adoption of the standard. The Company does not expect to exercise the phase-in option.
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
Beginning January 1, 2018, we applied the federal tax rate of 21% to our taxable earnings. Other provisions of U.S. tax reform that we adopted on January 1, 2018, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) essentially eliminating U.S. federal income taxes on dividends from foreign subsidiaries; 3) retaining an element of current inclusion of certain earnings of controlled foreign corporations; 4) eliminating the corporate alternative minimum tax ("AMT") and 5) changing how existing AMT credits are realized.
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
Our business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition. Our banking operations are primarily locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Our markets include most of North Carolina and parts of South Carolina. Worsening economic conditions within our markets could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates and other factors could weaken the economies of the communities we serve. While economic growth and business activity has been favorable in our market area in recent years, there can be no assurance that economic conditions will persist, and these conditions could worsen. In addition, unfavorable global economic conditions, including the recent outbreak of the coronavirus, have had a negative impact on financial markets and could adversely impact our customers, which in turn could lead to lower business activity and higher loan delinquencies. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently our financial condition and capital adequacy.
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
Our allowance for loan losses may not be adequate to cover actual losses; under CECL we may need to materially increase our allowance for loan losses and our provisions for credit losses may increase significantly and the provisions for credit losses may be more volatile than in the past.
Like all financial institutions, we maintain an allowance for loan losses to provide for probable losses caused by customer loan defaults. The allowance for loan losses may not be adequate to cover actual loan losses, and in this case additional and larger provisions for loan losses would be required to replenish the allowance. Provisions for loan losses are a direct charge against income.

We establish the amount of the allowance for loan losses based on historical loss rates, as well as estimates and assumptions about the ultimate amount of incurred losses that will be realized. Because of the extensive use of estimates and assumptions, our actual loan losses could differ, possibly significantly, from our estimate. We believe that our allowance for loan losses at December 31, 2019 is adequate to provide for probable losses, but it is possible that the allowance for loan losses will need to be increased for credit reasons or that regulators will require us to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.
In addition, the measure of our allowance for loan losses is dependent on the adoption of new accounting standards. The FASB issued an Accounting Standards Update related to CECL, the new credit impairment model, which will be effective for the Company for reporting periods beginning on January 1, 2020. This new model requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for probable incurred losses up to the balance sheet date. Under the CECL model, credit deterioration will be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes.
The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts. The Company will initially apply the impact of the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, which, for the Company, is January 1, 2020. At this time, the Company expects its allowance for credit losses will increase to approximately $40-$44 million upon adoption compared to its allowance for loan losses at December 31, 2019 of approximately $21 million.
The CECL standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. Providing for losses over the life of our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for loan losses rapidly in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.
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
We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2019 of $234.4 million. Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values.  We have three reporting units – 1) First Bank with $222.7 million in goodwill, 2) First Bank Insurance with $7.4 million in goodwill, and 3) SBA activities, including SBA Complete and our SBA Lending Division, with $4.3 million in goodwill. The price of our common stock is one of several factors available for estimating the fair value of our reporting units and is most closely associated with our First Bank reporting unit. Subject to the results of other valuation techniques, if the price of our common stock falls below book value, it could indicate that a portion of our goodwill is impaired.  Accordingly, for this reason or other reasons that indicate that the goodwill at any of our reporting units is impaired, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.
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
Our authorized capital includes 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2019, we had 29,601,264 shares of common stock outstanding. In addition, as of December 31, 2019, we had the ability to issue 632,726 shares of common stock pursuant to options and restricted stock under our existing equity compensation plans.
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
From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results or a cumulative charge to retained earnings. See Note 1 – Recent Accounting Pronouncements in the notes to consolidated financial statements included in Item 8. Financial Statements.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
The main offices of the Company and the Bank are located in a three-story building in the central business district of Southern Pines, North Carolina and is owned by the Bank. The building houses administrative facilities. The Bank’s Operations Division, including customer accounting functions, offices for information technology operations, and offices for loan operations, are primarily housed in buildings in Troy, North Carolina and Greensboro, North Carolina, which are owned by the Bank. At December 31, 2019, the Company operated 101 bank branches. The Company owned all of its bank branch premises except nine branch offices for which the land and buildings are leased and eight branch offices for which the land is leased but the building is owned. The Bank also leases several other office locations for administrative functions. We also lease several locations for our SBA related activities and for our insurance subsidiary. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.
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
Item 4. Mine Safety Disclosure
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Global Select Market under the trading symbol “FBNC”. Tables 1 and 22 included in “Management’s Discussion and Analysis” below provide historic information on the market price for the Company’s common stock. As of December 31, 2019, there were approximately 2,400 shareholders of record and another 9,900 shareholders whose stock is held in “street name.”
Performance Graph
The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2014 and ending December 31, 2019, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies) and an index of banks with between $5 billion and $10 billion in assets, both as constructed by SNL Securities, LP (reflecting changes in banking industry stocks). The graph and table assume that $100 was invested on December 31, 2014 in each of the Company’s common stock, the Russell 2000 Index, and the SNL Bank Index, and that all dividends were reinvested.
First Bancorp Comparison of Five-Year Total Return Performances (1)
Five Years Ending December 31, 2019

Total Return Performance
First Bancorp
Russell 2000 Index
SNL Bank $5B-$10B Index
Index Value
250
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Total Return Index Values (1) December 31,
	2014	2015	2016	2017	2018	2019
First Bancorp	$100.00	103.32	151.99	199.71	186.73	231.53
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
SNL Index-Banks between $5 billion and $10 billion	100.00	113.92	163.20	162.59	147.15	182.34
_____________

(1)
Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2014, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.

Issuer Purchases of Equity Securities
Pursuant to authorizations by the Company’s Board of Directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2019.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2019 to October 31, 2019)	—	$—	—	$15,000,120
Month #2 (November 1, 2019 to November 30, 2019)	—	$—	—	$40,000,000
Month #3 (December 1, 2019 to December 31, 2019)	—	$—	—	$40,000,000
Total	—	$—	—	$40,000,000
___________________

(1)
All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. As of December 31, 2019, the Company had the authorization to repurchase up to $40 million of the Company’s stock, which was authorized and announced on November 19, 2019. The repurchase authorization has an expiration date of December 31, 2020.

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such transactions in the three months ended December 31, 2019.

Also see “Additional Information Regarding the Registrant’s Equity Compensation Plans” in Item 12.
Item 6. Selected Consolidated Financial Data
Table 1 on page 53 of this report sets forth the selected consolidated financial data for the Company.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis is intended to assist readers in understanding our results of operations and changes in financial position for the past three years. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 70 of this report and the supplemental financial data contained in Tables 1 through 22 beginning on page 53 of this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.

Overview - 2019 Compared to 2018
We reported net income per diluted common share of $3.10 in 2019, a 3.0% increase compared to 2018. Our outstanding loan balances increased by 4.8% and total deposits increased 5.8%.

Financial Highlights
($ in thousands except per share data)	2019	2018	Change
Earnings
Net interest income	$216,204	207,430	4.2%
Provision (reversal) for loan losses	2,263	(3,589)	n/m
Noninterest income	59,529	58,942	1.0%
Noninterest expenses	157,194	156,483	0.5%
Income before income taxes	116,276	113,478	2.5%
Income tax expense	24,230	24,189	0.2%
Net income	$92,046	89,289	3.1%

Net income per common share
Basic	$3.10	3.02	2.6%
Diluted	3.10	3.01	3.0%

Balances At Year End
Assets	$6,143,639	5,864,116	4.8%
Loans	4,453,466	4,249,064	4.8%
Deposits	4,931,355	4,659,339	5.8%

Ratios
Return on average assets	1.53%	1.57%
Return on average common equity	11.32%	12.27%
Net interest margin (taxable-equivalent)	4.00%	4.09%

n/m – not meaningful
For the year ended December 31, 2019, we recorded net income of $92.0 million, or $3.10 per diluted common share, an increase of 3% in earnings per share from the $89.3 million, or $3.01 per diluted common share, for 2018. The higher earnings in 2019 were primarily related to higher net interest income associated with our growth.
Net interest income for the year ended December 31, 2019 amounted to $216.2 million, a 4.2% increase from the $207.4 million recorded in 2018. The increase in net interest income was primarily due to growth in interest-earning assets. Also, see the section entitled “Net Interest Income” for additional information.
Our net interest margin (tax-equivalent net interest income divided by average earning assets) was 4.00% for 2019 compared to 4.09% for 2018. The decrease in the net interest margin realized in 2019 was primarily due to a combination of lower loan discount accretion and lower asset yields.
We recorded a provision for loan losses of $2.3 million in 2019 compared to negative provision for loan losses of $3.6 million (reduction of the allowance for loan losses) in 2018. The negative provision for 2018 was due primarily to several large loan recoveries realized in the first quarter of 2018 totaling $3.7 million. Generally, our provisions for loan losses have been low over the past several years due to strong asset quality, including low loan charge-offs.
For the year ended December 31, 2019, noninterest income amounted to $59.5 million compared to $58.9 million for 2018, an increase of 1.0%. Increases were experienced in i) service charges on deposit accounts due to strong deposit growth, ii) interchange income due to increased credit and debit card usage, and iii) in fees from presold mortgages due to higher mortgage origination activity. Those increases were substantially offset by lower SBA loan sale gains and lower SBA consulting fees. See the section entitled “Noninterest Income” for additional information.

Noninterest expenses for the year ended December 31, 2019 amounted to $157.2 million compared to $156.5 million in 2018, an increase of 0.5%. A 5.4% increase in salaries expense associated with wage increases and the growth of the Company was substantially offset by lower merger and acquisition expenses and lower intangibles amortization expense. See the section entitled “Noninterest Expense” for additional information.
Total assets at December 31, 2019 amounted to $6.1 billion, a 4.8% increase from a year earlier. Loan growth for the year ended December 31, 2019 amounted to $204.4 million, or 4.8%, and deposit growth amounted to $272.0 million, or 5.8%. Within deposits, our retail deposits (excludes brokered deposits and internet time deposits) grew 9.7% during 2019, with 14.8% growth in noninterest-bearing checking accounts. As a result of the strong retail deposit growth, we reduced our level of brokered deposits by $153.7 million, or 64.1%, from $239.9 million at December 31, 2018 to $86.1 million at December 31, 2019. Internet time deposits decreased from $3.4 million at December 31, 2018 to $0.7 million at December 31, 2019. Additionally, we paid down borrowings by $106 million, or 26.0%, during 2019.
During 2019, we repurchased 281,593 shares of the Company's common stock at an average price of $35.51, which totaled $10 million. As of December 31, 2019, we had $40 million of additional share repurchase authority, which has an expiration date of December 31, 2020.
Overview - 2018 Compared to 2017
We reported net income per diluted common share of $3.01 in 2018, a 65.4% increase compared to the $1.82 per share earnings for 2017. In 2018, a full year of earnings and cost efficiencies realized from two significant 2017 acquisitions drove the increase in earnings. Our loan balances, total assets and deposits all grew 5%-6%.

Financial Highlights
($ in thousands except per share data)	2018	2017	Change
Earnings
Net interest income	$207,430	164,711	25.9%
Provision (reversal) for loan losses	(3,589)	723	n/m
Noninterest income	58,942	49,232	19.7%
Noninterest expenses	156,483	145,481	7.6%
Income before income taxes	113,478	67,739	67.5%
Income tax expense	24,189	21,767	11.1%
Net income	$89,289	45,972	94.2%

Net income per common share
Basic	$3.02	1.82	65.9%
Diluted	3.01	1.82	65.4%

Balances At Year End
Assets	$5,864,116	5,547,037	5.7%
Loans	4,249,064	4,042,369	5.1%
Deposits	4,659,339	4,406,955	5.7%

Ratios
Return on average assets	1.57%	1.00%
Return on average common equity	12.27%	8.62%
Net interest margin (taxable-equivalent)	4.09%	4.08%

n/m – not meaningful
For the year ended December 31, 2018, we recorded net income of $89.3 million, or $3.01 per diluted common share, an increase of 65.4% in earnings per share from the $46.0 million, or $1.82 per diluted common share, for 2017. The higher earnings in 2018 were primarily due to the acquisitions of Carolina Bank on March 3, 2017 and Asheville Savings Bank on October 1, 2017. The assets, liabilities and earnings for the acquisitions were recorded beginning on their respective acquisition dates. Therefore, the year 2018 included twelve months of earnings from the acquisition compared to only a partial year in 2017. Earnings and earnings per share for 2018 also benefited from operational efficiencies that were realized in the integration of the acquisitions that became fully realized in the final three quarters of 2018.
Net interest income for the year ended December 31, 2018 amounted to $207.4 million, a 25.9% increase from the $164.7 million recorded in 2017. The increase in net interest income was due primarily to growth in interest-earning assets, which for the twelve month period was impacted by assets acquired in the Carolina Bank and Asheville Savings Bank acquisitions. Our net interest margin (tax-equivalent net interest income divided by average earning assets) of 4.09% for 2018 did not vary significantly from the 4.08% realized for 2017. Also, see the section entitled “Net Interest Income” for additional information.
We recorded a negative provision for loan losses of $3.6 million (reduction of the allowance for loan losses) in 2018 compared to a provision for loan losses of $0.7 million in 2017. The negative provision for 2018 was due primarily to several large loan recoveries realized in the first quarter of 2018 totaling $3.7 million. See "Provision for Loan Losses" for additional discussion.
For the year ended December 31, 2018, noninterest income amounted to $58.9 million compared to $49.2 million for 2017. The primary reasons for the increase in core noninterest income in 2018 were the previously discussed bank acquisitions and an insurance agency acquisition completed late in 2017, as well as higher income realized from SBA consulting fees and SBA loan sale gains. See the section entitled “Noninterest Income” for additional information.
Noninterest expenses for the year ended December 31, 2018 amounted to $156.5 million compared to $145.5 million in 2017. Most categories of noninterest expense experienced general increases in 2018 due to our growth, primarily due to the previously noted acquisitions. Also impacting expenses were other growth initiatives, including continued growth of SBA Complete and the SBA Lending Division. See the section entitled “Noninterest Expense” for additional information.
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
Outlook for 2020
Our outlook for 2020 is generally stable. We believe our local economies and business conditions will continue to be healthy and generally favorable and that we will continue to experience solid organic loan and deposit growth in 2020. However, we face challenges to growing our earnings primarily due to the interest rate environment and a likely increase in our provision for loan losses.
The Federal Reserve decreased short-term interest rates by 75 basis points in the second half of 2019 and longer term interest rates in the marketplace also declined in 2019 and are near historic lows. The lower interest rates have resulted in declining asset yields, which is expected to continue into 2020. On the funding side, prior to the interest rate declines, we already had a very low cost of funds and our ability to further lower those costs has been limited. These factors resulted in our net interest margin declining in the second half of 2019. We expect these net interest margin pressures to continue into 2020, which would negatively impact the earnings growth we would expect from projected increases in our loans and deposits.
In recent years, we have experienced improving trends in the levels of our nonperforming assets and loan losses have been low, and accordingly, we’ve recorded minimal provisions for loan losses. While we do not currently expect a significant rise in loan delinquencies or loan losses, we believe it is likely that we will need to record higher levels of provisions for loan losses than recent years to provide for loan growth and more normal levels of losses. Any credit deterioration would result in further increases. Furthermore, we believe the new accounting standard for reserving for loan losses, commonly referred to as CECL, will generally result in higher provisions for loan losses, especially during periods of loan growth.

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
For further discussion, see “Nonperforming Assets” and “Summary of Loan Loss Experience” below.
The above discussion reflects our allowance for loan losses policy in effect for 2019. In 2020, our allowance for loan loss policy will be based on the current expected credit losses accounting guidance. See "Allowance for Loan Losses and Loan Loss Experience" for additional discussion.
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
Subsequent to the initial recording of the identifiable intangible assets and goodwill, we amortize the identifiable intangible assets over their estimated average lives, as discussed above. In addition, on at least an annual basis, with the annual evaluation occurring on October 31 of each year, goodwill is evaluated for impairment by comparing the fair value of our reporting units to their related carrying value, including goodwill. We have three reporting units – 1) First Bank with $222.7 million in goodwill, 2) First Bank Insurance with $7.4 million in goodwill, and 3) SBA activities, including SBA Complete and our SBA Lending Division, with $4.3 million in goodwill. If the carrying value of a reporting unit were ever to exceed its fair value, we would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.
In our 2019 goodwill impairment evaluation, we concluded that the goodwill for each of our reporting units was not impaired.
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
Merger and Acquisition Activity
As previously discussed, in 2017, we completed two full-bank acquisitions – Carolina Bank and Asheville Savings Bank. Also in 2017, we completed the acquisition of an insurance agency headquartered in Albemarle, North Carolina.
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
Net Interest Income
Net interest income on a reported basis amounted to $216.2 million in 2019, $207.4 million in 2018, and $164.7 million in 2017. For internal purposes and in the discussion that follows, we evaluate our net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income. Net interest income on a tax-equivalent basis amounted to $217.8 million in 2019, $209.0 million in 2018, and $167.3 million in 2017. Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income. The tax-equivalent adjustment declined significantly from 2017 to 2018 as a result of the decrease in the federal tax rate from 35% to 21%.

($ in thousands)	Year ended December 31,
	2019	2018	2017
Net interest income, as reported	$216,204	207,430	164,711
Tax-equivalent adjustment	1,641	1,594	2,590
Net interest income, tax-equivalent	$217,845	209,024	167,301
Table 2 analyzes our net interest income. Our net interest income on a tax-equivalent basis increased by 4.2% in 2019 and increased by 24.9% in 2018. There are two primary factors that cause changes in the amount of net interest income we record – 1) changes in our loans and deposits balances and 2) our net interest margin. “Net interest margin” is a ratio we use to measure the spread between the yield on our earning assets and the cost of our funding and is calculated by dividing tax-equivalent net interest income by average earning assets.
The increase in net interest income in 2019 compared to 2018 was primarily due to growth in our interest-earning assets. For 2019, average interest-earning assets increased $336.0 million, or 6.6%, including growth of $184.5 million in average loans and $281.3 million in average securities. The growth in interest-earning assets was driven by funds provided from growth in deposits.
Our net interest margin decreased from 4.09% in 2018 to 4.00% in 2019, which partially offset the positive impact on net interest income of the growth of our interest-earning assets just discussed. The lower net interest margin was a result of our funding costs increasing by more than our asset yields, largely as a result of competitive pressures. In 2019, asset yields increased by seven basis points, from 4.52% in 2018 to 4.59% in 2019, primarily as a result of Federal Reserve interest rate increases during the second half of 2018. Average funding costs increased by 18 basis points in 2019, from 0.48% in 2018 to 0.66% in 2019.
The increase in net interest income in 2018 compared to 2017 was primarily due to growth in levels of earning assets, as the net interest margin did not change significantly, amounting to 4.09% in 2019 compared to 4.08% in 2018. Excluding the impact of the tax-equivalent adjustment, our net interest income to average earning asset ratio increased from 4.02% to 4.06% as a result of asset yields that increased slightly more than our funding cost. Average earning assets grew by $1.0 billion in 2018, or 24.6%, with average loans growing by $740.9 million, or 21.7%, while average deposits increased by $820.1 million, or 22.2%. Most of increases in average loans and deposits were due to the acquisitions of Asheville Savings Bank and Carolina Bank during 2017.
The net interest margin for all periods benefited, by varying amounts, from the net accretion income, primarily associated with purchase accounting premiums/discounts associated with acquisitions. As can be seen in the table below, we recorded $6.0 million in 2019, $7.1 million in 2018, and $7.1 million in 2017 in net accretion that increased net interest income.

($ in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Interest income – increased by accretion of loan discount on acquired loans	$4,588	6,090	6,608
Interest income - increased by accretion of loan discount on retained SBA loans	1,386	861	234
Interest expense – reduced by premium amortization of deposits	190	372	384
Interest expense – increased by discount accretion of borrowings	(181)	(181)	(148)
Impact on net interest income	$5,983	7,142	7,078
The biggest component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans, which amounted to $4.6 million in 2019, $6.1 million in 2018, and $6.6 million in 2017. Most of this loan discount accretion relates to our 2017 acquisitions of Carolina Bank and Asheville Savings Bank, with the declines in accretion being due to the natural paydowns in those acquired loan portfolios, which is expected to continue. In addition to the loan discount accretion recorded on acquired loans, we recorded loan discount accretion of $1.4 million, $0.9 million, and $0.2 million in 2019, 2018, and 2017, respectively, on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market.  We entered that line of business in late 2016 and the higher discount accretion on those loans is associated with the growth in that business.

At December 31, 2019, 2018, and 2017, unaccreted loan discount on purchased loans amounted to $12.7 million, $17.3 million, and $24.3 million, respectively. At December 31, 2019, 2018, and 2017, unaccreted loan discount on SBA loans amounted to $7.1 million, $5.7 million, and $2.6 million, respectively.
Table 3 presents additional detail regarding the estimated impact that changes in loan and deposit volumes and changes in the interest rates we earned/paid had on our net interest income in 2018 and 2019. For 2019, higher loan volume positively impacted interest income by $9.3 million, and higher loan interest rates positively impacted interest income by $2.9 million, with the combined effect driving the increase in total interest income of $18.9 million. Higher volumes and higher rates paid on deposits drove an increase of $10.6 million in interest expense. Lower borrowings expense in 2019, which was driven by lower levels of borrowings, partially offset the increase in total interest expense by $0.4 million. Overall, as Table 3 indicates, net interest income grew $8.8 million in 2019, with higher volumes comprising $14.2 million of the increase, which was partially offset by a $5.5 million negative impact associated with changes in interest rates. As previously discussed, in 2019 our average funding costs increased by more than our average asset yields from 2018.
For 2018, Table 3 is significantly impacted by our 2017 acquisitions of Carolina Bank and Asheville Savings Bank, which were fully reflected in our average balances in 2018 compared to only a portion of the year in 2017. For 2018, the higher amounts of loans and deposits outstanding drove a net increase of $38.1 million in net interest income, while the impact of changes in interest rates resulted in a $4.6 million increase in net interest income.

If our nonaccrual and restructured loans as of December 31, 2019, 2018 and 2017 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $1,763,000, $1,616,000, and $1,503,000 for nonaccrual loans and $662,000, $974,000, and $1,182,000, for restructured loans would have been recorded for 2019, 2018, and 2017, respectively. Interest income on such loans that was actually collected and included in net income in 2019, 2018 and 2017 amounted to approximately $759,000, $765,000, and $415,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $528,000, $763,000, and $885,000 for restructured loans, respectively. At December 31, 2019 and 2018, there were no commitments to lend additional funds to debtors whose loans were nonperforming.
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
For the years ended December 31, 2019, 2018, and 2017, we recorded a provision for loan losses of $2.3 million, a negative provision for loan losses of $3.6 million, and a provision for loan losses of $0.7 million, respectively. In 2019, our provision for loan losses was higher than previous years primarily due to higher net charge-offs. The negative provision for 2018 was due primarily to several large loan recoveries realized in the first quarter of 2018 totaling $3.7 million. Although our provision for loan losses was higher in 2019, it continues a trend in recent years of being low compared to historical levels. The low levels of provision for loan losses recorded in recent years were primarily the result of a sustained period of stable and generally improving loan quality trends, which resulted in lower amounts of provision needed to adjust our allowance for loan losses to the appropriate amount. This is driven by our allowance for loan loss model, which utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. For the last three years, the new periods being added into our model had generally lower levels of net charge-offs than the older periods rolling out of the model, and thus mostly offset provisions for loan losses that would normally be required to reflect new loan growth and the net charge-offs experienced. Thus, the low level of net charge-offs (or net recoveries) experienced in recent years has been the primary reason for the low (or negative) provisions for loan losses recorded.
As shown in Table 14, total net charge-offs (recoveries) for the years ended December 31, 2019, 2018, and 2017, were $1.9 million, ($1.3 million), and $1.2 million, respectively. The higher net charge-offs in 2019 resulted from lower loan recoveries in comparison to 2018 and 2017.

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
The allowance is monitored and analyzed regularly in conjunction with our loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses. See the section entitled “Allowance for Loan Losses and Loan Loss Experience” below for a more detailed discussion of the allowance for loan losses, including discussion of a change in the way that we will reserve for credit losses beginning in 2020 that may increase the levels and volatility of our provision for loan losses
Noninterest Income
Our noninterest income amounted to $59.5 million in 2019, $58.9 million in 2018, and $49.2 million in 2017.
See Table 4 and the following discussion for an understanding of the components of noninterest income.
Management evaluates noninterest income on a non-GAAP basis that excludes items such as securities gains and losses and other miscellaneous gains and losses. We refer to this as "adjusted noninterest income." Adjusted noninterest income amounted to $59.6 million in 2019, a 2.4% increase from the $58.2 million recorded in 2018. The 2018 adjusted noninterest income of $58.2 million was an 18.6% increase from the $49.1 million recorded in 2017. Comparisons to 2017 for several line items are significantly impacted by our 2017 acquisitions, which resulted in the noninterest income generated by those entities only impacting 2017 for a partial year compared to the full year impact in 2018 and 2019.
Service charges on deposit accounts amounted to $13.0 million, $12.7 million, and $11.9 million in 2019, 2018, and 2017, respectively. We believe the increase in 2019 is primarily due to growth in our number of checking accounts, which we have promoted with new product offerings. The increase in 2018 compared to 2017 is primarily due to the aforementioned acquisitions.
Other service charges, commissions and fees amounted to $19.5 million in 2019, an 18.2% increase from the $16.5 million in 2018. The 2018 amount of $16.5 million was 14.5% higher than the $14.4 million earned in 2017. This category of noninterest income includes items such as interchange fees, ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The increase in this line item in 2019 compared to 2018 was primarily due to growth in interchange fees that we earn when our customers use their debit and credit cards issued by our bank. Net interchange fees amounted to $13.8 million in 2019 compared to $12.0 million in 2018, an increase of 15.2%. We believe the growth in card usage by our customers is due to customer payment preferences, as well as a result of ongoing promotion of these products. General growth of our bank also contributed to the increase in this line item in 2019. The increase in 2018 compared to 2017 is primarily due to the aforementioned acquisitions.
Fees from presold mortgages amounted to $3.9 million in 2019, $2.7 million in 2018, and $5.7 million in 2017. The increase in 2019 was due to increased volumes in the mortgage industry due to declining interest rates, as well as the hiring of additional loan originators. The decline from 2017 to 2018 was due to: i) overall lower volumes in the mortgage industry as a result of higher interest rates, ii) our Mortgage Loan Division originating a higher percentage of loans with construction components that are held in our loan portfolio and not sold, and iii) mortgage origination employees who left the Company in 2018.

Commissions from sales of insurance and financial products amounted to $8.5 million in 2019, $8.7 million in 2018, and $5.3 million in 2017. This line item includes commissions we receive from two primary sources – 1) commissions from the sales of investment, annuity, and long term care insurance products, and 2) commissions from the sale of property and casualty insurance. The following table presents the contribution of each source to the total amount recognized in this line item:

	For the year ended December 31,
($ in thousands)	2019	2018	2017
Commissions earned from:
Sales of investments, annuities, and long term care insurance	$3,206	2,693	2,152
Sales of property and casualty insurance	5,289	6,038	3,148
Total	$8,495	8,731	5,300
As can be seen in the above table, sales of property and casualty insurance increased significantly in 2018, which was due to our September 1, 2017 acquisition of Bear Insurance Services (see Note 2 to the consolidated financial statements for additional information). The decline in in this line item in 2019 from 2018 was primarily due to lower contingent commissions, which can vary significantly and are impacted by the claims experience of the insurance carriers used by the Company. Sales of investments, annuities and long term care insurance increased in 2018 and 2019 due to the increased growth and promotion of this line of business.
We began offering SBA consulting services in 2016 with our May 2016 acquisition of SBA Complete. In this line of business, SBA Complete assists community banks throughout the nation with SBA origination and servicing activities. SBA consulting fees amounted to $3.9 million in 2019, $4.7 million in 2018 and $4.0 million in 2017. The variances among the years are associated with changes in the origination activity of our client banks.
Shortly after the acquisition of SBA Complete, we began a SBA Lending Division, which originates SBA loans throughout the nation and sells the SBA guaranteed portion of those loans, which results in loan sale gains. Loan sale volume can be volatile based on origination activity and the timing of the funding of loans in the pipeline. This division generated $5.5 million in SBA loan sale gains in 2017. In 2018, this division added originators and generated $10.4 million in gains from sales. In 2019, loan sale gains of $8.3 million were realized, with the decline from 2018 being due to the natural volatility discussed above, as well as lower loan sale premiums commanded by the buyers of these loans for much of the year.
Table 4 shows earnings from bank-owned life insurance income were $2.6 million in 2019, $2.5 million in 2018, and $2.3 million in 2017, with the increases being driven by growth in the underlying life insurance asset.
Securities gains of losses were not significant in the years presented, with 2019 having a net gain of $0.1 million, 2018 having no gains or losses, and 2017 having a net loss of $0.2 million.
“Other gains (losses), net” amounted to a net loss of $0.2 million for 2019, a net gain of $0.7 million in 2018, and a net gain of $0.4 million in 2017. This line item represents the net effects of miscellaneous gains and losses that are non-routine in nature. The net gain of $0.7 million in 2018 primarily related to a gain on the sale of a previously closed branch building.
Noninterest Expenses
Total noninterest expenses totaled $157.2 million, $156.5 million, $145.5 million for 2019, 2018 and 2017, respectively. Table 5 presents the components of our noninterest expense during the past three years. Comparisons to 2017 are impacted by our 2017 acquisitions, which resulted in the noninterest expense of those entities only impacting 2017 for a partial year compared to the full year impact in 2018 and 2019.
Total personnel expense increased from $92.0 million in 2018 to $96.0 million in 2019, an increase of $4.0 million, or 4.4%. Within personnel expense, salaries expense increased $4.0 million, or 5.4%, while employee benefits expense was approximately the same in 2018 and 2019 at approximately $16.9 million. Salaries expense increased primarily due to normal wage increases for our employees, as well as the hiring of several experienced bankers. Within employee benefits, health care expense, for which the Company is self-insured, is the single largest item and was unchanged in 2019 compared to 2018.

In 2018, total personnel expense increased from $82.1 million in 2017 to $92.0 million in 2018, an increase of $9.9 million, or 12.0%. The primary reason for these increase was the aforementioned acquisitions which impacted 2108 for a full year compared to a partial year in 2017. Also, approximately $1.3 million of the increase in personnel expense in 2018 can be attributed to increases in salaries expense related to our SBA lending activities. Also impacting personnel expense in 2018 was an increase in the 401(k) match offered by the Company to employees that was effective January 1, 2018, which increased from a 100% match up to 4% of an employee’s salary contribution to a 100% match up to 6% of an employee’s salary contribution.
Net occupancy expenses amounted to $11.1 million in 2019, $10.8 million in 2018, and $9.7 million in 2017. The increase in 2019 is primarily related to increased rent expense associated with several new leases executed during the year. The increases in 2018 were related to the aforementioned acquisitions and expansion initiatives.
Equipment related expenses amounted to $5.0 million, $5.6 million, and $4.5 million in 2019, 2018, and 2017, respectively. In 2018, we accelerated $0.3 million in depreciation expense associated with our ATM fleet in anticipation of replacing our ATM's in early 2019. This resulted in a decline in ATM depreciation expense in 2019, as well as lower associated repairs and maintenance costs. In 2018, the increase in this line item related to the aforementioned acquisitions and expansion initiatives.
Merger and acquisition expenses amounted to $0.2 million in 2019, $2.4 million in 2018, and $8.1 million in 2017. The 2018 amount was primarily comprised of severance costs and data processing conversion expenses related to the acquisition of Asheville Savings Bank. The 2017 amount was primarily comprised of professional fees and severance costs incurred in our acquisitions of Carolina Bank and Asheville Savings Bank.
Intangible amortization expense amounted to $4.9 million, $5.9 million and $4.0 million in 2019, 2018 and 2017, respectively. The increase from 2017 to 2018 was due to the addition of $22.5 million in amortizable intangible assets recorded in connection with the 2017 acquisitions of Carolina Bank, Asheville Savings Bank, and Bear Insurance Services. In 2019, intangible amortization expense declined to $4.9 million due to the amortization schedules of those intangible assets generally declining over time.
FDIC insurance expense amounted to $0.3 million in 2019, $2.3 million in 2018, and $2.4 million in 2017. As discussed previously in the section “FDIC Insurance”, in 2019, we received an assessment credit of $1.3 million that was used to offset FDIC insurance expense in the last three quarters of 2019.
Outside consultant expenses amounted to $1.5 million in 2019, $1.8 million in 2018, $2.5 million in 2017, with 2017 being impacted by consulting expense associated with various operational activities and enhancements.
Data processing expenses did not vary significantly among the periods presented, amounting to $3.1 million $3.2 million, $2.9 million, in 2019, 2018, and 2017, respectively.
Marketing expense amounted to $2.7 million in 2019, $3.1 million in 2018, and $2.5 million in 2017. In 2018, we initiated special promotional efforts in our new and expanded market areas.
Non-credit losses remained relatively unchanged for the periods presented, amounting to $1.0 million in 2019, $1.0 million in 2018, and $0.9 million in 2017. These losses primarily related to debit card and credit card fraud losses.
Income Taxes
Table 6 presents the components of income tax expense and the related effective tax rates. We recorded income tax expense of $24.2 million in 2019, $24.2 million in 2018, and $21.8 million in 2017. Our effective tax rates were 20.8% for 2019, 21.3% for 2018, and 32.1% for 2017. The lower effective rates in 2019 and 2018 compared to 2017 were the result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, which reduced the federal statutory income tax rate from 35% to 21%. At December 31, 2017, we revalued our net deferred tax liability, which reduced income tax expense by $1.3 million for 2017, while in 2018, the new income tax rate of 21% reduced our effective tax rate from 2017.
Also, our effective tax rate has been impacted in recent years due lower statutory income tax rates in North Carolina. North Carolina reduced the state income tax rate for corporations from 4.0% in 2017 to 3.0% in 2018 and to 2.5% in 2019, which is where it remains for 2020. We expect our effective tax rate to be approximately 21.0% in 2020.

Stock-Based Compensation
We recorded stock-based compensation expense of $2.3 million, $1.6 million, and $1.1 million, for the years ended December 31, 2019, 2018, and 2017, respectively. The increases in this expense have been due to retention-based restricted stock grants made to certain officers during the years presented. See Note 14 to the consolidated financial statements for more information regarding stock-based compensation.
ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION
Overview
At December 31, 2019, our total assets amounted to $6.1 billion, a 4.8% increase from 2018. The following table presents detailed information regarding the nature of changes in our loans and deposits in 2018 and 2019. There were no acquisitions impacting year over year growth for either year.

($ in thousands)	Balance at beginning of period	Internal growth, net	Balance at end of period	Total percentage growth
2019
Loans outstanding	$4,249,064	204,402	4,453,466	4.8%

Deposits – Noninterest-bearing	1,320,131	195,846	1,515,977	14.8%
Deposits – Interest-bearing checking	916,374	(3,590)	912,784	-0.4%
Deposits – Money market	1,035,523	137,584	1,173,107	13.3%
Deposits – Savings	432,389	(7,974)	424,415	-1.8%
Deposits – Brokered time	239,875	(153,734)	86,141	-64.1%
Deposits – Internet time	3,428	(2,730)	698	-79.6%
Deposits – Time >$100,000 – retail	447,619	115,489	563,108	25.8%
Deposits – Time <$100,000 – retail	264,000	(8,875)	255,125	-3.4%
Total deposits	$4,659,339	272,016	4,931,355	5.8%

2018
Loans outstanding	$4,042,369	206,695	4,249,064	5.1%

Deposits – Noninterest-bearing	1,196,161	123,970	1,320,131	10.4%
Deposits – Interest-bearing checking	884,254	32,120	916,374	3.6%
Deposits – Money market	982,822	52,701	1,035,523	5.4%
Deposits – Savings	454,860	(22,471)	432,389	-4.9%
Deposits – Brokered time	239,659	216	239,875	0.1%
Deposits – Internet time	7,995	(4,567)	3,428	-57.1%
Deposits – Time >$100,000 – retail	347,862	99,757	447,619	28.7%
Deposits – Time <$100,000 – retail	293,342	(29,342)	264,000	-10.0%
Total deposits	$4,406,955	252,384	4,659,339	5.7%
As shown in the table above, in 2019 and 2018, our total loans outstanding increased $204.4 million, or 4.8%, and $206.7 million, or 5.1%, respectively. Loan growth for the periods was organic and primarily driven by our expansion in high-growth markets, hiring of experienced bankers, and increases in SBA lending. We expect continued growth in our loan portfolio for 2020.
During 2019, we experienced an increase in total deposits of $272.0 million, or 5.8%. Within total deposits, we grew our retail deposits (non-brokered deposits) by $426 million, or 9.6%. Within our retail deposits, we experienced growth of $321.9 million, or 8.7%, in checking, money market and savings accounts, and had growth of $106.6 million, or 15.0%, in our retail time deposits. We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services. The high retail deposit growth in 2019 allowed us to reduce our level of brokered deposits by $154 million, or 64.1% during the year. Additionally, we were able to pay down our borrowings in 2019 by $106 million.
During 2018, we experienced an increase in total deposits of $252.4 million, or 5.7%, which was substantially all retail deposit growth. Within our retail deposits, we experienced growth of $186.3 million, or 5.3%, in checking, money market and savings accounts, and had growth of $70.4 million, or 11.0%, in our retail time deposits.
Our overall liquidity did not vary significantly at December 31, 2019 compared to a year earlier. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings was 21.4% at December 31, 2019 compared to 21.0% at December 31, 2018.
At December 31, 2019, our nonperforming assets to total assets ratio was 0.62% compared to 0.74% at December 31, 2018. The decrease was primarily due to on-going resolution of nonperforming assets and improving credit quality.
Distribution of Assets and Liabilities
Table 7 sets forth the percentage relationships of significant components of our balance sheet at December 31, 2019, 2018, and 2017.
Our balance sheet mix has remained relatively stable over the past three years. On the asset side, net loans have consistently comprised 72% to 73% of total assets and interest-earning assets have ranged from 88%-90%. In both 2018 and 2019, we used excess cash balances to purchase available for sale securities, which resulted in our mix of securities available for sale increasing from 6% of total assets at year end 2017 to 9% of total assets at the end of 2018 and to 13% of total assets at the end of 2019.
On the liability side, deposits have consistently comprised 79% to 80% of total liabilities and shareholders’ equity. In 2019, we paid down our borrowings by $106 million, which resulted in our borrowings decreasing to 5% of total liabilities and shareholders' equity from 7% at the two prior year ends.
Shareholders’ equity increased from 12% of total liabilities and shareholders’ equity at December 31, 2017 to 14% at December 31, 2019 due to increases in retained earnings due to high levels of net income recorded.
Securities
Information regarding our securities portfolio as of December 31, 2019, 2018, and 2017 is presented in Tables 8 and 9.
The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. We obtain fair values for our investment securities from a third-party investment recordkeeper, who specializes in securities purchases and sales, recordkeeping, and valuation. This recordkeeper provides us with a third-party report that contains an evaluation of internal controls that includes testwork of securities valuation. We further test the values we receive by comparing the values for a significant sample of securities to another third-party valuation service on a quarterly basis.
Total securities amounted to $889.9 million, $602.6 million, and $461.8 million at December 31, 2019, 2018, and 2017, respectively. The increase in securities in 2019 and 2018 was primarily due to purchases of fixed rate securities that we initiated to realize higher yields and to protect the Company from expectations of falling interest rates. To fund the purchases, we primarily used interest-bearing cash balances, which earn interest tied to the federal funds rate set by the Federal Reserve.
The majority of our “government-sponsored enterprise” securities carry one maturity date, often with an issuer call feature. At December 31, 2019, of the $20.0 million in available for sale government-sponsored enterprise securities, $15.0 million were issued by the Federal Home Loan Bank system and the remaining $5 million were issued by the Federal Farm Credit Bank system.

Nearly all of our $767.3 million in available for sale mortgage-backed securities at December 31, 2019 were issued by Freddie Mac, Fannie Mae, Ginnie Mae, or the SBA, each of which is a government agency or government-sponsored corporation and guarantees the repayment of the securities. Included in this total are commercial mortgage-backed securities of $262.3 million. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.
Our investment policy permits us to hold up to 15% of our securities portfolio in corporate bonds. These bonds have the most credit risk of any of our securities. At December 31, 2019, our $34.7 million investment in corporate bonds was comprised of the following:

($ in thousands)
Issuer	Issuer Ratings		Maturity Date	Amortized Cost	Fair Value
Bank of America	A2	(1)	1/11/2023	$7,000	7,219
Citigroup	Baa2	(1)	Various	6,021	6,209
Goldman Sachs	A3	(1)	1/22/2023	5,055	5,199
JP Morgan Chase	A2	(1)	1/25/2023	5,013	5,153
Financial Institutions, Inc.	BBB-	(2)	4/15/2030	4,000	4,137
Wells Fargo	A3	(1)	2/13/2023	3,088	3,176
Eagle Bancorp, Inc.	BBB	(2)	9/1/2024	2,534	2,643
First Citizens Bancorp (North Carolina) Trust Preferred Security	Not Rated		6/15/2034	1,000	915
Total investment in corporate bonds				$33,711	34,651
____________________________________________________________

(1)	Ratings issued by Moody’s

(2)	Rating issued by Kroll Bond Rating Agency.
We have concluded that any unrealized losses associated with our corporate bonds are due to interest rate considerations and not due to credit concerns.
At December 31, 2019, 2018, and 2017, net unrealized gains (losses) of $9.7 million, ($12.4 million), and ($2.2 million), respectively, were included in the carrying value of securities classified as available for sale. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates and the overall economic environment, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains and losses, net of applicable deferred income taxes, are included as part of a separate component of shareholders’ equity (accumulated other comprehensive income) as of December 31, 2019, 2018, and 2017, respectively.
At December 31, 2019, we held $67.9 million in securities classified as held to maturity, which are carried at amortized cost. These securities had fair values that exceeded their carrying values by $0.4 million December 31, 2019. Approximately $41.4 million of the securities held to maturity are mortgage-backed securities that have been issued by either Freddie Mac or Fannie Mae. The remaining $26.5 million in securities held to maturity are comprised almost entirely of municipal bonds issued by state and local governments throughout our market area. We have no significant concentration of bond holdings from one government entity, with the single largest exposure to any one entity being $4.5 million. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.
The weighted average taxable-equivalent yield for the securities available for sale portfolio was 2.70% at December 31, 2019. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 4.7 years.
The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 2.84% at December 31, 2019. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds, the expected life for mortgage-backed securities, and the maturity date for all other securities, was 2.3 years.

We expect the adoption of CECL to result in an insignificant amount of credit losses related to our securities portfolio.
The following table provides the names of issuers for which the Company has investment securities totaling in excess of 10% of shareholders’ equity and the fair value and amortized cost of these investments as of December 31, 2019. All of these securities are issued by government sponsored corporations.

($ in thousands)
Issuer	Amortized Cost	Fair Value	% of Shareholders’ Equity
Fannie Mae	$438,068	443,717	52.1%
Ginnie Mae	172,220	174,486	20.5%
Freddie Mac	162,124	163,366	19.2%
Total	$772,412	781,569
Loans
The loan portfolio is the largest category of our earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. The majority of our loan portfolio is within our 36 county market area, which are located in western, central and eastern North Carolina and three counties in northeastern South Carolina. We also have a portfolio of SBA loans that have been made on a nationwide basis. The diversity of the economic bases of our market areas has historically provided a stable lending environment.
In 2019, loans outstanding increased $204.4 million, or 4.8%, whereas in 2018, loans outstanding increased $206.7 million, or 5.1%. The growth in 2019 and 2018 was generated internally and was concentrated primarily within our higher growth markets. Also, our SBA Lending Division contributed $14 million of the growth in 2019 and $72 million in 2018.
The majority of our loan portfolio over the years has been real estate mortgage loans, with loans secured by real estate consistently comprising 88% to 90% of our outstanding loan balances. Except for construction, land development and other land loans, the majority of our “real estate” loans are personal and commercial loans where cash flow from the borrower’s occupation or business is the primary repayment source, with the real estate pledged providing a secondary repayment source.
Table 10 provides a summary of the loan portfolio composition of our total loans at each of the past five year ends.
Commercial, financial, and agricultural loans have increased from 8% at December 31, 2015 to 11% at December 31, 2019, due primarily to growth in loans made to municipalities and loans originated by our SBA Lending Division.
Residential real estate loans have declined from 31% of total loans at December 31, 2015 to 25% of total loans at December 31, 2019. This decline has been due to a combination of factors including consumers refinancing their home loans held by the Bank with long term fixed rate loans, which we typically sell in the secondary market. Additionally, the Carolina Bank loan portfolio assumed during 2017 had only an 11% mix of residential real estate loans.
Commercial real estate loans as a percentage of total loans has increased steadily over the past five years and amounted to 43% of all loans at December 31, 2019. Consistent with our community banking strategy, we have placed emphases on this type of loan growth and hired a number of experienced community bankers, who have originated a significant amount of business loans secured by real estate. Also, growth in our SBA loan portfolio has contributed to the increase in this category.
Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 12% of our accruing loans outstanding at December 31, 2019 mature within one year and 54% of total loans mature within five years, with both of those measures being consistent with recent years. As of December 31, 2019, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 33% and 67%, which is also consistent with recent years. Fixed rate loans continue to be popular with many borrowers in order to lock in a low interest rate during the historically low interest rate environment that has been in effect. While this presents risk to our Company if interest rates rise, we measure our interest rate risk closely and, as discussed in the section “Interest Rate Risk” below, we do not believe that an increase in interest rates would materially negatively impact our net interest income.
Nonperforming Assets
Nonperforming assets include nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest, and foreclosed properties. As a matter of policy we place all loans that are past due 90 or more days on nonaccrual basis, and thus there were no loans at any of the past five year ends that were 90 days past due and still accruing interest.
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
Table 12 summarizes our nonperforming assets at the dates indicated. Prior to September 2016, we presented nonperforming assets that were subject to the loss share agreements as “covered” and nonperforming assets that were not subject to the loss share agreements as “non-covered.” Our loss share agreements with the FDIC were terminated during 2016, and all assets became non-covered at that time.
In the past several years, we have benefited from improving economic conditions and successfully implemented a combination of strategies to reduce nonperforming assets. As a result, our nonperforming asset levels have declined steadily over the years, with nonperforming assets amounting to amounting to just 0.62% of total assets at December 31, 2019. This compares to ratios of 0.74% and 0.96% at December 31, 2018 and 2017, respectively. In 2018, our nonperforming asset levels benefited from a loan sale of approximately $5.2 million in smaller balance nonperforming loans.
Table 12a presents our nonperforming assets at December 31, 2019 by general geographic region.
The following is the composition, by loan type, of all of our nonaccrual loans at each period end:

($ in thousands)	At December 31, 2019	At December 31, 2018
Commercial, financial, and agricultural	$5,518	919
Real estate – construction, land development, and other land loans	1,067	2,265
Real estate – mortgage – residential (1-4 family) first mortgages	7,552	10,115
Real estate – mortgage – home equity loans/lines of credit	1,797	1,685
Real estate – mortgage – commercial and other	8,820	7,452
Installment loans to individuals	112	139
Total nonaccrual loans	$24,866	22,575
The nonaccrual table above generally indicates a net increase in nonaccrual loans during the year, with the “Commercial, financial and agricultural” and "Real estate - mortgage - commercial and other" categories experiencing the largest increases. Both of the increases were primarily driven by SBA loans that were placed on nonaccrual status during 2019.
Management routinely monitors the status of certain large loans that, in management’s opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above, management believes that an estimated $3 to $7 million of loans that were performing in accordance with their contractual terms at December 31, 2019 have the potential to develop problems in the near term depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2019 (see discussion below).

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
We provide additional information regarding the credit quality classification status of our loans in tables contained in Note 4 to our consolidated financial statements. Those tables indicate that at December 31, 2018 and December 31, 2019, our level of classified and nonaccrual loans amounted to approximately 1.4% of total loans at each year end.
Foreclosed properties includes primarily foreclosed real estate. Total foreclosed real estate amounted to $3.9 million, $7.4 million, and $12.6 million at December 31, 2019, 2018, and 2017, respectively. Generally, we have experienced decreases in foreclosed real estate over the past several years primarily due to increased property sales activity and the improvement in our overall asset quality.
The following table presents the detail of our foreclosed real estate at each of the past two year ends:

$ in thousands	At December 31, 2019	At December 31, 2018
Vacant land and farmland	$1,752	2,035
1-4 family residential properties	974	2,311
Commercial real estate	1,147	3,094
Total foreclosed real estate	$3,873	7,440
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
We use a loan analysis and grading program to facilitate our evaluation of probable inherent loan losses and the adequacy of our allowance for loan losses. In this program, credit risk grades are assigned by management and tested by an internal loan review department and also an independent third-party consulting firm. The testing program includes an evaluation of a sample of new loans, loans we identify as having potential credit weaknesses, loans past due 90 days or more, loans originated by new loan officers, nonaccrual loans and any other loans identified during previous regulatory and other examinations.
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
The total allowance for loan losses amounted to $21.4 million at December 31, 2019 compared to $21.0 million at December 31, 2018 and $23.3 million at December 31, 2017.
Our allowance for loan losses is primarily based on mathematical model with the primary factors impacting this model being loan growth, net charge-off history, and asset quality trends, as well as specific reserves we set aside on certain individual loans exhibiting signs of deterioration. Our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. In recent years, the new periods have had generally lower levels of net charge-offs (and net recoveries in some periods) than the older periods rolling out of the model, and thus mostly offset upward adjustments to the allowance that would normally be required to reflect new loan growth and the net charge-offs experienced. Thus, the low level of net charge-offs (or net recoveries) experienced in recent years has been the primary reason for the low (or negative) provisions for loan losses that have been necessary to appropriately adjust the level or our allowance for loan losses.
Net loan charge-offs (recoveries) of total loans amounted to $1.9 million in 2019, ($1.3 million) in 2018, and $1.2 million in 2017. The trend of lower net charge-offs is associated with lower levels of nonperforming loans and credit improvements in our underlying loan portfolio. In 2019, the increases in the categories of "Commercial, financial, and agricultural" and "Real estate - mortgage - commercial and other" were driven by charge-offs within our SBA loan portfolio. In 2018, we received full payoffs on four loans that had been previously charged-down by approximately $3.3 million and are included in the table as recoveries, contributing significantly to the net recovery position for the year.
The ratio of our allowance to total loans was 0.48%, 0.50%, and 0.58% at December 31, 2019, 2018, and 2017, respectively. The decline in this ratio from December 31, 2017 to December 31, 2019 was a result of the factors discussed above that impacted our low levels of provision for loan losses. Our relatively low level of allowance to total loans is also significantly impacted by the acquisitions of Carolina Bank and Asheville Savings Bank, which had over $1 billion in total loans. Applicable accounting guidance did not allow us to record an allowance for loan losses upon the acquisition of loans – instead the acquired loans were recorded at their discounted fair value, which included the consideration of any expected losses. No allowance for loan losses is recorded for the acquired loans unless the expected credit losses exceed the remaining unamortized discounts – based on an individual basis for purchased credit impaired loans and on a pooled basis for performing acquired loans. See Critical Accounting Policies above for further discussion. Unaccreted discount on acquired loans, which is available to absorb loan losses on those acquired loans, amounted to $12.7 million, $17.3 million, and $24.3 million at December 31, 2019, December 31, 2018, and December 31, 2017, respectively.
Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. However, the allowance for loan losses is available to absorb losses in all categories.
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
The way that we reserve for loan losses will experience a significant change in 2020, as a result of new guidance issued by the FASB. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit losses" and record an allowance that, when deducted from the amortized cost basis of the financial assets, presents the net amount expected to be collected on the financial assets. The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts. The Company will initially apply the impact of the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, which, for the Company, is January 1, 2020. At this time, the Company expects its allowance for credit losses will increase to approximately $40-$44 million upon adoption compared to its allowance for loan losses at December 31, 2019 of approximately $21 million.
The CECL standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. Providing for losses over the life of our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for loan losses rapidly in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.
Deposits
Deposits are a critical part of our business, as they provide the primary funding source for our loans and investments. Accordingly, as discussed below, we have implemented various strategies and developed competitive products to promote growth of our deposit balances.
At December 31, 2019, deposits outstanding amounted to $4.93 billion, an increase of 5.8%, or $272.0 million, from the $4.66 billion at December 31, 2018, all of which was organic growth. Within total deposits, we grew our retail deposits (non-brokered deposits) in 2019 by $426 million, or 9.6%. Within our retail deposits, we experienced growth of $321.9 million, or 8.7%, in checking, money market and savings accounts, and had growth of $106.6 million, or 15.0%, in our retail time deposits. As a result of the strong retail deposit growth in 2019, we were able to reduce our level of brokered deposits during the year by $153.7 million, a decrease of 64.1%.
During 2018, we experienced an increase in total deposits of $252.4 million, or 5.7%, which was substantially all retail deposit growth. Within our retail deposits, we experienced growth of $186.3 million, or 5.3%, in checking, money market and savings accounts, and had growth of $70.4 million, or 11.0%, in our retail time deposits.
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
The nature of our deposit growth is illustrated in the table on page 40. The following table reflects the mix of our deposits at each of the past three year ends:

	2019	2018	2017
Noninterest-bearing checking accounts	31%	28%	27%
Interest-bearing checking accounts	18%	20%	20%
Money market deposits	24%	22%	22%
Savings deposits	9%	9%	10%
Time deposits - Brokered	2%	5%	6%
Time deposits > $100,000 – retail	11%	10%	8%
Time deposits < $100,000 – retail	5%	6%	7%
Total deposits	100%	100%	100%
Our deposit mix remains heavily concentrated in transaction and non-time deposit accounts, with time deposits comprising 21% or less of total deposits at each year end. This is beneficial for us, as these accounts generally carry lower interest rates compared to time deposits. Prior to the very low interest rate environment that we have been in for the past decade, the time deposit concentration was closer to 50%. We believe the lower mix of time deposits has been due to the relatively small gap between the interest rates that we pay on transaction accounts versus the rates we pay on time deposits.
Table 15 presents the average amounts of our deposits and the average yield paid for those deposits for the years ended December 31, 2019, 2018, and 2017.

As of December 31, 2019, we held approximately $649.9 million in time deposits of $100,000 or more. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2019. This table shows that 87% of our time deposits greater than $100,000 mature within one year.
At each of the past three year ends, we have no deposits issued through foreign offices, nor do we believe that we held any deposits by foreign depositors.
Borrowings
We typically utilize borrowings to provide balance sheet liquidity and to fund imbalances in our loan growth compared to our deposit growth. Our borrowings outstanding totaled $300.7 million at December 31, 2019, $406.6 million at December 31, 2018, and $407.5 million at December 31, 2017. Table 2 shows that average borrowings were $332.6 million in 2019, $406.9 million in 2018, and $325.9 million in 2017.
Comparing year end 2018 to year end 2017, borrowings remained essentially unchanged as deposit growth fully funded our loan growth for the year. In 2019, we used a portion of excess cash generated from deposit growth that has exceed loan growth in recent years to pay down $106 million in borrowings.
At December 31, 2019, the Company had three sources of readily available borrowing capacity – 1) an approximately $1.05 billion line of credit with the FHLB, of which $247 million and $353 million was outstanding at December 31, 2019 and 2018, respectively, 2) a $35 million federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2019 or 2018, and 3) an approximately $129 million line of credit through the Federal Reserve Bank of Richmond’s (“FRB”) discount window, of which none was outstanding at December 31, 2019 or 2018.
In addition to any outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, our borrowing capacity was further reduced by $190 million at both December 31, 2019 and 2018, as a result of our pledging letters of credit backed by the FHLB for public deposits at each of those dates. Thus, our unused available line of credit with the FHLB amounted to approximately $610 million at December 31, 2019 compared to $502 million a year earlier.
Our line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio. For the year ended December 31, 2019, the average amount of FHLB borrowings outstanding was approximately $278.4 million with a weighted average interest rate for the year of 2.22%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2019 was $352.3 million. For the year ended December 31, 2018, the average amount of FHLB borrowings outstanding was approximately $353.2 million with a weighted average interest rate for the year of 1.91%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2018 was $353.5 million.
Our correspondent bank relationship allows us to purchase up to $35 million in federal funds on an overnight, unsecured basis (federal funds purchased). We had no borrowings under this line at December 31, 2019 or 2018. There were no federal funds purchased outstanding at any month-end during 2019 or 2018.
We also have a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans). Based on the collateral that we owned as of December 31, 2019, the available line of credit was approximately $129 million. At December 31, 2019 and 2018, we had no borrowings outstanding under this line.
In addition to the lines of credit described above, we also have of $56.7 million of trust preferred security debt outstanding at December 31, 2019 and 2018. Each of our three issuances have 30 year final maturities and were structured in a manner that allows them to qualify as Tier 1 capital for regulatory capital adequacy requirements. We may call these debt securities at par on any quarterly interest payment, but do not expect to do so. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70% for $20.6 million, three-month LIBOR plus 1.39% on $25.8 million, and LIBOR + 2.00% for $10.3 million that was assumed in the Carolina Bank acquisition.
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
As noted above, in addition to internally generated liquidity sources, at December 31, 2019, we had the ability to obtain borrowings from the following three sources – 1) an approximately $1.05 billion line of credit with the FHLB, 2) a $35 million federal funds line with a correspondent bank, and 3) an approximately $129 million line of credit through the FRB’s discount window.
Our overall liquidity remained relatively unchanged at December 31, 2019 compared to December 31, 2018. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings amounted to 21.4% at December 31, 2019 compared to 21.0% at December 31, 2018.
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
Table 18 reflects our contractual obligations and other commercial commitments outstanding as of December 31, 2019. Any of our $247 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in our condition or if our qualifying collateral is less than the amount required under the terms of the borrowing agreement.
In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. The following table presents a summary of our outstanding loan commitments as of December 31, 2019:

($ in millions)
Type of Commitment	Fixed Rate	Variable Rate	Total
Loan commitments	$264	123	387
Unused lines of credit	169	767	936
Total	$433	890	1,323
At December 31, 2019 and 2018, we also had $12.0 million and $15.7 million, respectively, in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is that of a stand-alone obligation made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral. Over the past two years, we have had to honor only a few standby letters of credit, none of which resulted in any loss to the Company. We expect any draws under existing commitments to be funded through normal operations.
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

Capital Resources and Shareholders’ Equity
Shareholders’ equity at December 31, 2019 amounted to $852.4 million compared to $764.2 million at December 31, and $693.0 million at December 31, 2017. The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decrease shareholders’ equity. Additionally, any stock issuances can significantly increase shareholders’ equity, including those associated with acquisitions, and any stock repurchases would reduce shareholders’ equity.
In 2019, the most significant factors that impacted our equity were 1) the $92.0 million net income reported for 2019, which increased equity, 2) common stock dividends declared of $16.0 million, which reduced equity, 3) other comprehensive income of $17.1 million (primarily driven by increases in unrealized gains on available securities for sale), which increased equity, 4) stock repurchases of $10.0 million, which decreased equity, and 5) the issuance of $3.1 million in stock related to the conclusion of an earn-out period related to a 2016 acquisition, which increased equity. See the Consolidated Statements of Shareholders’ Equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.
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
With the acquisition of Carolina Bank in March 2017, we assumed a deferred compensation plan for certain members of Carolina Bank’s board of directors that is fully funded by Company stock, which was valued at $7.7 million on the date of acquisition. Subsequent to the acquisition in 2017, approximately $5.1 million of the deferred compensation has been paid to the plan participants. The balances of the related asset and liability were each $2.6 million at December 31, 2019, both of which are presented as components of shareholders’ equity.
As discussed in “Borrowings” above, we also currently have $56.7 million in trust preferred securities outstanding, all of which qualify as Tier I capital under both current and forthcoming regulatory standards.
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
Table 21 presents our regulatory capital ratios as of December 31, 2019, 2018, and 2017. All of our capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.
In this economic environment, our goal is to maintain our capital ratios at levels at least 200 basis points higher than the “well capitalized” thresholds set for banks. At December 31, 2019, our tier 1 leverage ratio was 11.19% compared to the regulatory well capitalized bank-level threshold of 5.00% and our total risk-based capital ratio was 14.89% compared to the 10.00% regulatory well capitalized threshold.
In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE Ratio was 10.20% at December 31, 2019 compared to 9.07% at December 31, 2018.
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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivatives activities through December 31, 2019 and have no current plans to do so.
Return on Assets and Equity
Table 20 shows return on average assets (net income divided by average total assets), return on average common equity (net income divided by average common shareholders’ equity), dividend payout ratio (dividends per share divided by net income per common share) and shareholders’ equity to assets ratio (average total shareholders’ equity divided by average total assets) for each of the years in the three-year period ended December 31, 2019.
Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)
Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin), even during periods of changing interest rates. Over the past five calendar years, our net interest margin has ranged from a low of 4.00% (realized in 2019) to a high of 4.13% (realized in 2015). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At December 31, 2019, approximately 74% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.
Table 17 sets forth our interest rate sensitivity analysis as of December 31, 2019, using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by Table 17, at December 31, 2019, we had $1.6 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2019 were deposits totaling $2.5 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.
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
The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. Due to actions taken by the Federal Reserve related to short-term interest rates and the impact of the global economy on longer-term interest rates, we are currently in a flat interest rate curve environment. A flat interest rate curve is an unfavorable interest rate environment for many banks, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which pressures our net interest margin. Additionally, intense competition for high-quality loans in our market areas have resulted in low interest rates in our markets. Competition for deposits is also intense as banks compete for funding and market share, and thus creates upward pressure on deposit costs. For these reasons, we have recently experienced compression to our net interest margin.
As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to the acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans amounted to $4.6 million, $7.0 million, and $6.8 million in 2019, 2018, and 2017, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that are initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $12.7 million at December 31, 2019 compared to $17.3 million at December 31, 2018.
Based on our most recent interest rate modeling, which assumes no interest rate changes for 2020 (federal funds rate = 1.75%, prime = 4.75%), we project that our net interest margin for 2020 to decline slightly as a result of the loan and deposit pricing pressures discussed above.
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
Current Accounting Matters
We prepare our consolidated financial statements and related disclosures in conformity with standards established by, among others, the FASB. Because the information needed by users of financial reports is dynamic, the FASB frequently issues new rules and proposes new rules for companies to apply in reporting their activities. See Note 1 to our consolidated financial statements for a discussion of recent rule proposals and changes.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk.”

Table 1 Selected Consolidated Financial Data

($ in thousands, except per share and nonfinancial data)	Year Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data
Interest income	$250,107	231,207	177,382	130,987	126,655
Interest expense	33,903	23,777	12,671	7,607	6,908
Net interest income	216,204	207,430	164,711	123,380	119,747
Provision (reversal) for loan losses	2,263	(3,589)	723	(23)	(780)
Net interest income after provision	213,941	211,019	163,988	123,403	120,527
Noninterest income	59,529	58,942	49,232	26,176	20,250
Noninterest expense	157,194	156,483	145,481	107,446	99,617
Income before income taxes	116,276	113,478	67,739	42,133	41,160
Income taxes	24,230	24,189	21,767	14,624	14,126
Net income	92,046	89,289	45,972	27,509	27,034
Preferred stock dividends	—	—	—	(175)	(603)
Net income available to common shareholders	92,046	89,289	45,972	27,334	26,431

Earnings per common share – basic	3.10	3.02	1.82	1.37	1.34
Earnings per common share – diluted	3.10	3.01	1.82	1.33	1.30

Per Share Data (Common)
Cash dividends declared – common	$0.54	0.40	0.32	0.32	0.32
Market Price
High	41.34	43.14	41.76	28.49	19.92
Low	31.22	30.50	26.47	17.15	15.00
Close	39.91	32.66	35.31	27.14	18.74
Stated book value – common	28.80	25.71	23.38	17.66	16.96

Selected Balance Sheet Data (at year end)
Total assets	$6,143,639	5,864,116	5,547,037	3,614,862	3,362,065
Loans – non-covered	4,453,466	4,249,064	4,042,369	2,710,712	2,416,285
Loans – covered (1)	—	—	—	—	102,641
Total loans	4,453,466	4,249,064	4,042,369	2,710,712	2,518,926
Allowance for loan losses	21,398	21,039	23,298	23,781	28,583
Intangible assets	251,585	255,480	257,507	79,475	67,171
Deposits	4,931,355	4,659,339	4,406,955	2,947,353	2,811,285
Borrowings	300,671	406,609	407,543	271,394	186,394
Total shareholders’ equity	852,401	764,230	692,979	368,101	342,190

Selected Average Balances
Assets	$6,027,047	5,693,760	4,590,786	3,422,267	3,230,302
Loans	4,346,331	4,161,838	3,420,939	2,603,327	2,434,602
Earning assets	5,448,400	5,112,436	4,101,949	3,108,918	2,936,624
Deposits	4,824,216	4,516,811	3,696,730	2,827,513	2,687,381
Interest-bearing liabilities	3,720,536	3,663,077	3,025,401	2,324,823	2,218,246
Shareholders’ equity	812,823	727,920	533,205	360,715	376,287

Ratios
Return on average assets	1.53%	1.57%	1.00%	0.80%	0.82%
Return on average common equity	11.32%	12.27%	8.62%	7.73%	8.04%
Net interest margin (taxable-equivalent basis)	4.00%	4.09%	4.08%	4.03%	4.13%
Loans to deposits at year end	90.31%	91.19%	91.73%	91.97%	89.60%
Allowance for loan losses to total loans	0.48%	0.50%	0.58%	0.88%	1.13%
Nonperforming assets to total assets at year end	0.62%	0.74%	0.96%	1.64%	2.66%
Net charge-offs (recoveries) to average total loans	0.04%	(0.03%)	0.04%	0.14%	0.46%

Nonfinancial Data – number of branches	101	101	104	88	88
Nonfinancial Data – number of employees (FTEs)	1,088	1,076	1,140	834	812

(1)	Effective September 22, 2016, all FDIC loss share agreements were terminated, and accordingly, assets previously covered under those agreements became non-covered on that date.

Table 2 Average Balances and Net Interest Income Analysis
	Year Ended December 31,
	2019			2018			2017
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$4,346,331	5.08%	$220,784	$4,161,838	5.01%	$208,609	$3,420,939	4.79%	$163,738
Taxable securities	719,435	2.76%	19,881	419,356	2.54%	10,638	302,892	2.31%	7,007
Non-taxable securities	32,200	3.13%	1,007	50,945	2.91%	1,482	56,065	2.99%	1,677
Other interest-earning assets, primarily overnight funds	350,434	2.41%	8,435	480,297	2.18%	10,478	322,053	1.54%	4,960
Total interest-earning assets	5,448,400	4.59%	250,107	5,112,436	4.52%	231,207	4,101,949	4.32%	177,382
Cash and due from banks	55,422			80,053			79,025
Premises and equipment	117,465			115,573			98,216
Other assets	405,760			385,698			311,596
Total assets	$6,027,047			$5,693,760			$4,590,786

Liabilities and Equity
Interest-bearing checking accounts	$891,766	0.15%	$1,358	$875,751	0.10%	$887	$722,286	0.07%	$477
Money market accounts	1,111,599	0.63%	6,992	1,023,162	0.32%	3,265	825,015	0.19%	1,569
Savings accounts	419,450	0.29%	1,201	439,880	0.21%	922	385,967	0.19%	715
Time deposits >$100,000	704,332	1.93%	13,598	641,516	1.30%	8,356	504,349	0.79%	4,005
Other time deposits	260,741	0.73%	1,901	275,904	0.38%	1,061	261,910	0.30%	778
Total interest-bearing deposits	3,387,888	0.74%	25,050	3,256,213	0.45%	14,491	2,699,527	0.28%	7,544
Borrowings	332,648	2.66%	8,853	406,864	2.28%	9,286	325,874	1.57%	5,127
Total interest-bearing liabilities	3,720,536	0.91%	33,903	3,663,077	0.65%	23,777	3,025,401	0.42%	12,671
Noninterest-bearing checking accounts	1,436,329			1,260,598			997,203
Total sources of funds	5,156,865	0.66%		4,923,675	0.48%		4,022,604	0.32%
Other liabilities	57,359			42,165			34,977
Shareholders’ equity	812,823			727,920			533,205
Total liabilities and shareholders’ equity	$6,027,047			$5,693,760			$4,590,786
Net yield on interest-earning assets and net interest income		3.97%	$216,204		4.06%	$207,430		4.02%	$164,711
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		4.00%	$217,845		4.09%	$209,024		4.08%	$167,301

Interest rate spread		3.68%			3.87%			3.90%

Average prime rate		5.28%			4.91%			4.10%

(1)
Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees in the amounts of $1,264, $1,905, and $536 for 2019, 2018, and 2017, respectively.

(2)	Includes accretion of discount on acquired and SBA loans of $5,974, $7,812, and $7,076 in 2019, 2018, and 2017, respectively.

(3)
Includes tax-equivalent adjustments of $1,641, $1,594, and $2,590 in 2019, 2018, and 2017, respectively, to reflect the federal and state tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate for 2019 and 2018 and 37% for 2017 and is reduced by the related nondeductible portion of interest expense.

(4)	We completed two significant acquisitions in 2017 that impacts the comparability between the 2017 and 2018 information presented. See section "Net Interest Income" above for further discussion.

Table 3 Volume and Rate Variance Analysis
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income:
Loans	$9,310	2,865	12,175	36,299	8,572	44,871
Taxable securities	7,952	1,291	9,243	2,824	807	3,631
Non-taxable securities	(566)	91	(475)	(151)	(44)	(195)
Short-term investments, primarily overnight funds	(2,979)	936	(2,043)	2,945	2,573	5,518
Total interest income	13,717	5,183	18,900	41,917	11,908	53,825

Interest expense:
Interest-bearing checking accounts	20	451	471	128	282	410
Money market accounts	419	3,310	3,729	505	1,191	1,696
Savings accounts	(51)	330	279	106	101	207
Time deposits >$100,000	1,016	4,229	5,245	1,438	2,913	4,351
Other time deposits	(84)	919	835	48	235	283
Total interest-bearing deposits	1,320	9,239	10,559	2,225	4,722	6,947
Borrowings	(1,835)	1,402	(433)	1,561	2,598	4,159
Total interest expense	(515)	10,641	10,126	3,786	7,320	11,106

Net interest income	$14,232	(5,458)	8,774	38,131	4,588	42,719
Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4 Noninterest Income
	Year Ended December 31,
($ in thousands)	2019	2018	2017
Service charges on deposit accounts	$12,970	12,690	11,862
Interchange fees (1)	13,814	11,995	7,732
Other service charges, commissions, and fees	5,667	4,493	6,671
Fees from presold mortgage loans	3,944	2,735	5,695
Commissions from sales of insurance and financial products	8,495	8,731	5,300
SBA consulting fees	3,872	4,675	4,024
SBA loan sale gains	8,275	10,366	5,479
Bank-owned life insurance income	2,564	2,534	2,321
Securities gains (losses), net	97	—	(235)
Other gains (losses), net	(169)	723	383
Noninterest income	$59,529	58,942	49,232
Non-GAAP adjustments - Exclude:
Securities (gains) losses, net	(97)	—	235
Other (gains) losses, net	169	(723)	(383)
Adjusted noninterest income	$59,601	58,219	49,084
(1) With the Company's adoption of ASC 606 on January 1, 2018, interchange expense began to be netted against interchange income within Noninterest Income on the Consolidated Statements of Income. Thus, in the table above, interchange fees are shown on a gross basis in 2017 and on a net basis in 2018 and 2019.

Table 5 Noninterest Expenses
	Year Ended December 31,
($ in thousands)	2019	2018	2017

Salaries	$79,129	75,077	66,786
Employee benefits	16,844	16,888	15,313
Total personnel expense	95,973	91,965	82,099
Occupancy expense	11,122	10,793	9,661
Equipment related expenses	5,023	5,627	4,480
Merger and acquisition expenses	192	2,358	8,073
Amortization of intangible assets	4,858	5,917	4,033
Dues and subscriptions expense (includes software licenses)	4,250	3,431	1,969
Data processing expense	3,130	3,234	2,910
Telephone and data lines	3,057	3,024	2,470
Marketing expense	2,727	3,065	2,549
Stationery and supplies	1,830	2,582	2,399
Outside consultants	1,508	1,820	2,511
FDIC insurance expense	344	2,333	2,350
Interchange expense (1)	—	—	2,797
Non-credit losses	974	960	887
Foreclosed property losses, net	939	565	531
Other operating expenses	21,267	18,809	15,762
Total	$157,194	156,483	145,481
(1) With the Company's adoption of ASC 606 on January 1, 2018, interchange expense began to be netted against interchange income within Noninterest Income on the Consolidated Statements of Income.

Table 6 Income Taxes
($ in thousands)		2019	2018	2017
Current	- Federal	$19,920	19,188	11,286
	- State	2,499	3,187	1,996
Deferred	- Federal	1,572	1,658	7,742
	- State	239	156	743
Total tax expense		$24,230	24,189	21,767

Effective tax rate		20.8%	21.3%	32.1%

Table 7 Distribution of Assets and Liabilities
	As of December 31,
	2019	2018	2017
Assets
Interest-earning assets
Net loans	72%	72%	73%
Securities available for sale	13	9	6
Securities held to maturity	1	2	2
Short-term investments	3	7	7
Total interest-earning assets	89	90	88

Noninterest-earning assets
Cash and due from banks	1	1	2
Premises and equipment	2	2	2
Intangible assets	4	4	5
Foreclosed real estate	—	—	—
Bank-owned life insurance	2	2	2
Other assets	2	1	1
Total assets	100%	100%	100%

Liabilities and shareholders’ equity
Noninterest-bearing checking accounts	25%	22%	22%
Interest-bearing checking accounts	15	16	16
Money market accounts	19	18	18
Savings accounts	7	7	8
Time deposits of $100,000 or more	10	12	11
Other time deposits	4	4	5
Total deposits	80	79	80
Borrowings	5	7	7
Accrued expenses and other liabilities	1	1	1
Total liabilities	86	87	88

Shareholders’ equity	14	13	12
Total liabilities and shareholders’ equity	100%	100%	100%

Table 8 Securities Portfolio Composition
	As of December 31,
($ in thousands)	2019	2018	2017
Securities available for sale:
Government-sponsored enterprise securities	$20,009	82,662	13,867
Mortgage-backed securities	767,285	385,551	295,213
Corporate bonds	34,651	33,138	34,190
Equity securities	—	—	—
Total securities available for sale	821,945	501,351	343,270

Securities held to maturity:
Mortgage-backed securities	41,423	52,048	63,829
State and local governments	26,509	49,189	54,674
Total securities held to maturity	67,932	101,237	118,503

Total securities	$889,877	602,588	461,773

Average total securities during year	$751,635	470,301	358,957

Table 9 Securities Portfolio Maturity Schedule
	As of December 31,
	2019
($ in thousands)	Book Value	Fair Value	Book Yield (1)
Securities available for sale:

Government-sponsored enterprise securities
Due after one but within five years	$15,000	15,017	2.98%
Due after five but within ten years	5,000	4,992	2.32%
Total	20,000	20,009	2.82%

Mortgage-backed securities (2)
Due within one year	910	915	2.59%
Due after one but within five years	492,753	497,870	2.63%
Due after five but within ten years	227,801	231,361	2.67%
Due after ten years	37,027	37,139	2.74%
Total	758,491	767,285	2.65%

Corporate debt securities
Due after one but within five years	28,711	29,599	3.46%
Due after ten years	5,000	5,052	5.63%
Total	33,711	34,651	3.78%

Total securities available for sale
Due within one year	910	915	2.59%
Due after one but within five years	536,464	542,486	2.68%
Due after five but within ten years	232,801	236,353	2.66%
Due after ten years	42,027	42,191	3.08%
Total	$812,202	821,945	2.70%

Securities held to maturity:

Mortgage-backed securities (2)
Due after one but within five years	$41,423	41,542	2.19%
Total	41,423	41,542	2.19%

State and local governments
Due within one year	1,165	1,167	4.85%
Due after one but within five years	17,909	18,123	4.06%
Due after five but within ten years	6,923	6,984	3.10%
Due after ten years	512	517	3.96%
Total securities held to maturity	26,509	26,791	3.84%

Total securities held to maturity
Due within one year	1,165	1,167	4.85%
Due after one but within five years	59,332	59,665	2.76%
Due after five but within ten years	6,923	6,984	3.10%
Due after ten years	512	517	3.96%
Total	$67,932	68,333	2.84%
________________________________________

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 22.98% tax rate.

(2)	Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.

Table 10 Loan Portfolio Composition
	As of December 31,
	2019		2018		2017		2016		2015
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$504,271	11%	$457,037	11%	$381,130	10%	$261,813	9%	$202,671	8%
Real estate – construction, land development & other land loans	530,866	12%	518,976	12%	539,020	13%	354,667	13%	308,969	12%
Real estate – mortgage – residential (1-4 family) first mortgages	1,105,014	25%	1,054,176	25%	972,772	24%	750,679	28%	768,559	31%
Real estate – mortgage – home equity loans / lines of credit	337,922	8%	359,162	8%	379,978	9%	239,105	9%	232,601	9%
Real estate – mortgage – commercial and other	1,917,280	43%	1,787,022	42%	1,696,107	42%	1,049,460	39%	957,587	38%
Installment loans to individuals	56,172	1%	71,392	2%	74,348	2%	55,037	2%	47,666	2%
Loans, gross	4,451,525	100%	4,247,765	100%	4,043,355	100%	2,710,761	100%	2,518,053	100%
Unamortized net deferred loan costs (fees)	1,941		1,299		(986)		(49)		873
Total loans	4,453,466		4,249,064		4,042,369		2,710,712		2,518,926

Table 11 Loan Maturities
	As of December 31, 2019
	Due within one year		Due after one year but within five years		Due after five years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$66,540	5.34%	$32,764	4.92%	$56,650	7.37%	$155,954	5.99%
Real estate – construction only	61,572	5.65%	92,132	4.78%	25,950	6.66%	179,654	5.35%
Real estate – all other mortgage	93,514	5.10%	237,609	4.99%	419,536	4.80%	750,659	4.90%
Real estate – home equity loans/ line of credit	11,390	5.13%	69,679	5.07%	238,395	4.92%	319,464	4.96%
Consumer, primarily installment loans to individuals	3,126	5.72%	34,258	10.28%	2,991	6.64%	40,375	9.66%
Total at variable rates	236,142	5.32%	466,442	5.34%	743,522	5.11%	1,446,106	5.22%

Fixed Rate Loans:
Commercial, financial, and agricultural	18,884	4.37%	153,070	4.46%	165,907	3.45%	337,861	3.96%
Real estate – construction only	75,201	4.12%	85,639	4.96%	48,234	4.62%	209,074	4.58%
Real estate – all other mortgage	177,065	4.60%	1,152,485	4.71%	1,073,449	4.28%	2,402,999	4.51%
Consumer, primarily installment loans to individuals	2,580	5.43%	21,425	6.22%	8,555	10.11%	32,560	7.18%
Total at fixed rates	273,730	4.46%	1,412,619	4.72%	1,296,145	4.22%	2,982,494	4.48%

Subtotal	509,872	4.86%	1,879,061	4.87%	2,039,667	4.54%	4,428,600	4.72%
Nonaccrual loans	24,866		—		—		24,866
Total loans	$534,738		$1,879,061		$2,039,667		$4,453,466
The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Table 12 Nonperforming Assets
	As of December 31,
($ in thousands)	2019	2018	2017	2016	2015

Non-covered nonperforming assets (1)
Nonaccrual loans	$24,866	22,575	20,968	27,468	39,994
Restructured loans - accruing	9,053	13,418	19,834	22,138	28,011
Accruing loans >90 days past due	—	—	—	—	—
Total non-covered nonperforming loans	33,919	35,993	40,802	49,606	68,005
Foreclosed properties	3,873	7,440	12,571	9,532	9,188
Total non-covered nonperforming assets	$37,792	43,433	53,373	59,138	77,193

Purchased credit impaired loans not included above (2)	$12,664	17,393	23,165	—	—

Covered nonperforming assets (1)
Nonaccrual loans	$—	—	—	—	7,816
Restructured loans – accruing	—	—	—	—	3,478
Accruing loans >90 days past due	—	—	—	—	—
Total covered nonperforming loans	—	—	—	—	11,294
Foreclosed properties	—	—	—	—	806
Total covered nonperforming assets	—	—	—	—	12,100

Total nonperforming assets	$37,792	43,433	53,373	59,138	89,293

Asset Quality Ratios – All Assets
Nonperforming loans to total loans	0.76%	0.85%	1.01%	1.83%	3.15%
Nonperforming assets to total loans and foreclosed real estate	0.85%	1.02%	1.32%	2.17%	3.53%
Nonperforming assets to total assets	0.62%	0.74%	0.96%	1.64%	2.66%

Asset Quality Ratios – Based on Non-covered Assets only
Non-covered nonperforming loans to non-covered loans	0.76%	0.85%	1.01%	1.83%	2.81%
Non-covered nonperforming assets to non-covered loans and non-covered foreclosed real estate	0.85%	1.02%	1.32%	2.17%	3.18%
Non-covered nonperforming assets to total non-covered assets	0.62%	0.74%	0.96%	1.64%	2.37%

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

Table 12a Nonperforming Assets by Geographical Region
	As of December 31, 2019
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans
Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$5,759	$958,000	0.60%
Triangle Region (NC)	7,487	974,000	0.77%
Triad Region (NC)	4,034	871,000	0.46%
Charlotte Region (NC)	2,864	335,000	0.85%
Southern Piedmont Region (NC)	3,288	275,000	1.20%
Western Region (NC)	645	662,000	0.10%
South Carolina Region	768	173,000	0.44%
Former Virginia Region	83	1,000	8.30%
Other	8,991	204,000	4.41%
Total nonaccrual loans and troubled debt restructurings	$33,919	$4,453,000	0.76%

Foreclosed Properties (1)
Eastern Region (NC)	$503
Triangle Region (NC)	759
Triad Region (NC)	562
Charlotte Region (NC)	—
Southern Piedmont Region (NC)	186
Western Region (NC)	559
South Carolina Region	519
Former Virginia Region	363
Other	422
Total foreclosed properties	$3,873
_____________________________

(1)	The counties comprising each region are as follows:
Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Pitt, Onslow, Carteret
Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake
Triad North Carolina Region Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly, Forsyth, Alamance
Charlotte North Carolina Region - Iredell, Cabarrus, Rowan, Mecklenburg
Southern Piedmont North Carolina Region - Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland
Western North Carolina Region - Buncombe, Henderson, Madison, McDowell, Transylvania
South Carolina Region - Chesterfield, Dillon, Florence
Former Virginia Region - Wythe, Washington, Montgomery, Roanoke
Other includes loans originated on a national basis through the Company’s SBA Lending Division and through the Company's Credit Card Division

Table 13 Allocation of the Allowance for Loan Losses
	As of December 31,
($ in thousands)	2019	2018	2017	2016	2015

Commercial, financial, and agricultural	$4,553	2,889	3,111	3,829	4,764
Real estate – construction, land development	1,976	2,243	2,816	2,691	3,790
Real estate – residential, commercial, home equity, multifamily	13,897	14,845	14,449	15,222	18,282
Installment loans to individuals	972	952	950	1,145	1,051
Total allocated	21,398	20,929	21,326	22,887	27,887
Unallocated	—	110	1,972	894	696
Total	$21,398	21,039	23,298	23,781	28,583

Allowance for loan losses related to covered loans included above (1)	$—	$—	—	—	1,799
_____________________

(1)	During 2016, all FDIC loss share agreements were terminated, and accordingly, there were no covered loans at December 31, 2019, 2018, 2017 and 2016.

Table 14 Loan Loss and Recovery Experience
As of December 31,
($ in thousands)	2019	2018	2017	2016	2015

Loans outstanding at end of year	$4,453,466	4,249,064	4,042,369	2,710,712	2,518,926
Average amount of loans outstanding	$4,346,331	4,161,838	3,420,939	2,603,327	2,434,602

Allowance for loan losses, at beginning of year	$21,039	23,298	23,781	28,583	40,626
Provision (reversal) for loan losses – non-covered	2,263	(3,589)	723	2,109	2,008
Provision (reversal) for loan losses – covered	—	—	—	(2,132)	(2,788)
Total provision (reversal) for loan losses	2,263	(3,589)	723	(23)	(780)
23,302	19,709	24,504	28,560	39,846
Loans charged off:
Commercial, financial, and agricultural	(2,473)	(2,128)	(1,622)	(2,033)	(3,039)
Real estate – construction, land development & other land loans	(553)	(158)	(589)	(1,101)	(3,616)
Real estate – mortgage – residential (1-4 family) first mortgages	(657)	(1,734)	(2,641)	(3,894)	(5,145)
Real estate – mortgage – home equity loans / lines of credit	(307)	(711)	(978)	(1,010)	(1,117)
Real estate – mortgage – commercial and other	(1,556)	(1,459)	(1,182)	(1,088)	(3,103)
Installment loans to individuals	(757)	(781)	(799)	(1,288)	(2,411)
Total charge-offs	(6,303)	(6,971)	(7,811)	(10,414)	(18,431)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	980	1,195	1,311	817	934
Real estate – construction, land development & other land loans	1,275	4,097	2,579	2,690	3,599
Real estate – mortgage – residential (1-4 family) first mortgages	705	833	1,076	1,207	678
Real estate – mortgage – home equity loans / lines of credit	629	364	333	279	143
Real estate – mortgage – commercial and other	575	1,503	1,027	1,286	1,390
Installment loans to individuals	235	309	279	406	424
Total recoveries	4,399	8,301	6,605	6,685	7,168
Net (charge-offs) recoveries	(1,904)	1,330	(1,206)	(3,729)	(11,263)
Allowance removed related to sold loans	—	—	—	(1,050)	—
Allowance for loan losses, at end of year	$21,398	21,039	23,298	24,831	28,583

Covered net recoveries (charge-offs) included above (1)	$—	—	—	1,714	2,306

Ratios:
Net charge-offs (recoveries) as a percent of average loans	0.04%	(0.03%)	0.04%	0.14%	0.46%
Allowance for loan losses as a percent of loans at end of year	0.48%	0.50%	0.58%	0.88%	1.13%
Allowance for loan losses as a multiple of net charge-offs	11.24x	n/m	19.32	x	6.38	x	2.54	x
Provision (reversal) for loan losses as a percent of net charge-offs	118.86%	n/m	59.95%	(0.62%)	(6.93%)
Recoveries of loans previously charged-off as a percent of loans charged-off	69.79%	119.08%	84.56%	64.19%	38.89%

(1)	On September 22, 2016, all FDIC loss-share agreements were terminated, and accordingly, assets previously covered under those agreements became non-covered on that date.
n/m – not meaningful

Table 15 Average Deposits
	Year Ended December 31,
	2019		2018		2017
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Interest-bearing checking accounts	$891,766	0.15%	$875,751	0.10%	$722,286	0.07%
Money market accounts	1,111,599	0.63%	1,023,162	0.32%	825,015	0.19%
Savings accounts	419,450	0.29%	439,880	0.21%	385,967	0.19%
Time deposits >$100,000	704,332	1.93%	641,516	1.30%	504,349	0.79%
Other time deposits	260,741	0.73%	275,904	0.38%	261,910	0.30%
Total interest-bearing deposits	3,387,888	0.74%	3,256,213	0.45%	2,699,527	0.28%
Noninterest-bearing checking accounts	1,436,329	—	1,260,598	—	997,203	—
Total deposits	4,824,217	0.52%	4,516,811	0.32%	3,696,730	0.20%

Table 16 Maturities of Time Deposits of $100,000 or More
	As of December 31, 2019
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Time deposits of $100,000 or more	$230,216	158,120	176,848	84,763	649,947

Table 17 Interest Rate Sensitivity Analysis
	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2019
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total

Earning assets:
Loans (1)	$1,276,946	246,858	1,523,804	2,929,662	4,453,466
Securities available for sale (2)	64,205	120,603	184,808	637,137	821,945
Securities held to maturity (2)	16,376	17,444	33,820	34,112	67,932
Other earning assets, primarily short-term investments	202,284	—	202,284	17,591	219,875
Total earning assets	$1,559,811	384,905	1,944,716	3,618,502	5,563,218

Percent of total earning assets	28.04%	6.92%	34.96%	65.04%	100.00%
Cumulative percent of total earning assets	28.04%	34.96%	34.96%	100.00%	100.00%

Interest-bearing liabilities:
Interest-bearing checking accounts	$912,784	—	912,784	—	912,784
Money market accounts	1,173,107	—	1,173,107	—	1,173,107
Savings accounts	424,415	—	424,415	—	424,415
Time deposits of $100,000 or more	230,216	334,968	565,184	84,763	649,947
Other time deposits	77,471	127,250	204,721	50,404	255,125
Borrowings	255,234	40,594	295,828	4,843	300,671
Total interest-bearing liabilities	$3,073,227	502,812	3,576,039	140,010	3,716,049

Percent of total interest-bearing liabilities	82.70%	13.53%	96.23%	3.77%	100.00%
Cumulative percent of total interest-bearing liabilities	82.70%	96.23%	96.23%	100.00%	100.00%

Interest sensitivity gap	$(1,513,416)	(117,907)	(1,631,323)	3,478,492	1,847,169
Cumulative interest sensitivity gap	$(1,513,416)	(1,631,323)	(1,631,323)	1,847,169	1,847,169
Cumulative interest sensitivity gap as a percent of total earning assets	(27.20%)	(29.32%)	(29.32%)	33.20%	33.20%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	50.75%	54.38%	54.38%	149.71%	149.71%
____________________________________

(1)
The three months or less category for loans includes $128,422 in adjustable rate loans that are at their contractual rate floors, and approximately $74,708 will reprice higher within the next 100 basis points of increases in the prime rate.

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

Table 18 Contractual Obligations and Other Commercial Commitments
	Payments Due by Period ($ in thousands)
Contractual Obligations As of December 31, 2019	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$300,671	239,124	2,263	3,038	56,246
Operating leases	29,349	2,422	4,066	3,297	19,564
Time deposits	905,072	769,905	109,883	24,810	474
Non-qualified postretirement plan liabilities	9,448	330	650	634	7,834
Committed investment obligations	2,669	2,669	—	—	—
Estimated interest expense on borrowings and time deposits (1)	43,497	9,734	6,634	5,084	22,045
Total contractual cash obligations	$1,290,706	1,024,184	123,496	36,863	106,163

(1) Represents forecasted interest expense on borrowings and time deposits based on interest rates at December 31, 2019. Forecasts are based on the contractual maturity of each liability.

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments As of December 31, 2019	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit cards	$120,230	60,115	60,115
Lines of credit and loan commitments	1,202,442	446,383	241,511	117,775	396,773
Standby letters of credit	12,002	11,117	883	2	—
Total commercial commitments	$1,334,674	517,615	302,509	117,777	396,773

Table 19 Market Risk Sensitive Instruments
	Expected Maturities of Market Sensitive Instruments Held at December 31, 2019 Occurring in Indicated Year
($ in thousands)	2020	2021	2022	2023	2024	Beyond	Total	Average Interest Rate	Estimated Fair Value

Due from banks, interest-bearing	$166,783	—	—	—	—	—	166,783	1.54%	$166,783
Presold mortgages in process of settlement	19,712	—	—	—	—	—	19,712	4.25%	19,712
Debt Securities - at amortized cost (1) (2)	209,657	175,831	175,976	190,288	78,000	50,382	880,134	2.71%	890,278
Loans – fixed (3) (4)	273,729	263,981	378,981	397,367	372,290	1,296,146	2,982,494	4.48%	2,969,454
Loans – adjustable (3) (4)	236,141	167,677	112,181	118,412	68,174	743,521	1,446,106	5.22%	1,435,112
Total	$906,022	607,489	667,138	706,067	518,464	2,090,049	5,495,229	4.30%	$5,481,339

Interest-bearing checking accounts	$912,784	—	—	—	—	—	912,784	0.19%	$912,784
Money market accounts	1,173,107	—	—	—	—	—	1,173,107	0.65%	1,173,107
Savings accounts	424,415	—	—	—	—	—	424,415	0.29%	424,415
Time deposits	769,905	83,272	26,611	13,811	10,999	474	905,072	1.58%	904,468
Borrowings – fixed	239,124	1,129	1,134	1,991	1,047	2,196	246,621	1.69%	246,705
Borrowings – adjustable	—	—	—	—	—	54,050	54,050	3.90%	48,694
Total	$3,519,335	84,401	27,745	15,802	12,046	56,720	3,716,049	0.84%	$3,710,173
______________________

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 22.98% tax rate.

(2)
Securities with call dates within 12 months of December 31, 2019 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.

(3)	Excludes nonaccrual loans.

(4)	Loans are shown in the period of their contractual maturity.

(5)	Excludes the Company's investment in FHLB stock and FRB stock due to their perpetual nature.

Table 20 Return on Assets and Common Equity
	For the Year Ended December 31,
	2019	2018	2017
Return on average assets	1.53%	1.57%	1.00%
Return on average common equity	11.32%	12.27%	8.62%
Dividend payout ratio – common shares	17.42%	13.25%	17.58%
Average shareholders’ equity to average assets	13.49%	12.78%	11.61%

Table 21 Risk-Based and Leverage Capital Ratios
	As of December 31,
($ in thousands)	2019	2018	2017

Risk-Based and Leverage Capital
Common Equity Tier I capital:
Shareholders’ equity	$852,401	764,230	692,979
Intangible assets, net of deferred tax liability	(236,636)	(240,625)	(240,299)
Accumulated other comprehensive income adjustments	(5,123)	11,961	4,146
Total Common Equity Tier I capital	610,642	535,566	456,826

Tier I capital:
Trust preferred securities eligible for Tier I capital treatment	52,345	52,198	52,054
Deductions from Tier I capital	—	—	(89)
Total Tier I leverage capital	662,987	587,764	508,791

Tier II capital:
Allowable allowance for loan losses	21,398	21,039	23,298
Other Tier II capital	546	625	818
Tier II capital additions	21,944	21,664	24,116
Total capital	$684,931	609,428	532,907

Total risk weighted assets	$4,599,799	4,361,238	4,262,941

Adjusted fourth quarter average assets	$5,924,020	5,612,092	5,314,246

Risk-based capital ratios:
Common equity Tier I capital to Tier I risk adjusted assets	13.28%	12.28%	10.72%
Minimum required under Basel III	7.00%	6.375%	5.75%
Fully phased-in minimum under Basel III	7.00%	7.00%	7.00%

Tier I capital to Tier I risk adjusted assets	14.41%	13.48%	11.94%
Minimum required under Basel III	8.50%	7.875%	7.25%
Fully phased-in minimum under Basel III	8.50%	8.50%	8.50%

Total risk-based capital to Tier II risk-adjusted assets	14.89%	13.97%	12.50%
Minimum required under Basel III	10.50%	9.875%	9.25%
Fully phased-in minimum under Basel III	10.50%	10.50%	10.50%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	11.19%	10.47%	9.58%
Minimum required under Basel III	4.00%	4.00%	4.00%
Fully phased-in minimum under Basel III	4.00%	4.00%	4.00%

Table 22 Quarterly Financial Summary (Unaudited)
	2019				2018
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest income, taxable equivalent	$63,351	62,795	63,445	62,159	61,635	58,647	57,102	55,417
Interest expense	8,313	8,604	8,613	8,374	7,346	6,374	5,503	4,554
Net interest income, taxable equivalent	55,038	54,191	54,832	53,785	54,289	52,273	51,599	50,863
Taxable equivalent, adjustment	382	413	423	424	443	428	367	356
Net interest income	54,656	53,778	54,409	53,361	53,846	51,845	51,232	50,507
Provision (reversal) for loan losses	3,176	(1,105)	(308)	500	693	87	(710)	(3,659)
Net interest income after provision for losses	51,480	54,883	54,717	52,861	53,153	51,758	51,942	54,166
Noninterest income	14,662	15,156	15,634	14,078	13,405	14,672	15,275	15,590
Noninterest expense	39,891	38,446	40,084	38,774	36,665	38,534	38,037	43,247
Income before income taxes	26,251	31,593	30,267	28,165	29,893	27,896	29,180	26,509
Income taxes	5,368	6,574	6,408	5,880	5,998	5,905	6,450	5,836
Net income	20,883	25,019	23,859	22,285	23,895	21,991	22,730	20,673

Per Common Share Data
Earnings per common share – basic	$0.71	0.84	0.80	0.75	0.81	0.74	0.77	0.70
Earnings per common share – diluted	0.71	0.84	0.80	0.75	0.80	0.74	0.77	0.70
Cash dividends declared	0.18	0.12	0.12	0.12	0.10	0.10	0.10	0.10
Market Price
High	41.34	37.65	39.49	39.82	41.74	43.14	42.94	37.85
Low	34.51	34.13	33.99	31.22	30.50	39.32	34.70	33.88
Close	39.91	35.90	36.42	34.76	32.66	40.51	40.91	35.65
Stated book value - common	28.80	28.20	27.43	26.50	25.71	24.99	24.20	23.79

Selected Average Balances
Assets	$6,159,232	6,021,979	5,994,595	5,945,049	5,840,964	5,712,940	5,671,620	5,549,516
Loans	4,419,982	4,354,477	4,329,866	4,280,272	4,222,417	4,191,751	4,133,689	4,099,495
Earning assets	5,560,099	5,440,014	5,417,284	5,372,766	5,276,311	5,143,420	5,080,372	4,949,612
Deposits	4,939,182	4,838,574	4,810,019	4,704,231	4,264,868	4,526,012	4,512,559	4,403,805
Interest-bearing liabilities	3,716,248	3,678,530	3,716,092	3,773,714	3,697,076	3,654,176	3,671,692	3,629,364
Shareholders’ equity	847,317	826,914	802,131	775,059	754,734	737,560	717,975	701,411

Ratios (annualized where applicable)
Return on average assets	1.35%	1.65%	1.60%	1.52%	1.62%	1.53%	1.61%	1.51%
Return on average common equity	9.78%	12.00%	11.93%	11.66%	12.56%	11.83%	12.70%	11.95%
Equity to assets at end of period	13.87%	13.76%	13.56%	13.03%	13.03%	13.01%	12.68%	12.51%
Average loans to average deposits	89.49%	90.00%	90.02%	90.99%	91.30%	92.60%	91.60%	93.09%
Average earning assets to interest-bearing liabilities	149.62%	147.89%	145.78%	142.37%	142.72%	140.75%	138.37%	136.38%
Net interest margin	3.93%	3.95%	4.06%	4.06%	4.08%	4.03%	4.07%	4.17%
Allowance for loan losses to gross loans	0.48%	0.44%	0.48%	0.49%	0.50%	0.49%	0.56%	0.57%
Nonperforming loans as a percent of total loans	0.76%	0.67%	0.67%	0.77%	0.85%	0.83%	1.03%	0.98%
Nonperforming assets as a percent of total assets	0.62%	0.56%	0.57%	0.65%	0.74%	0.72%	0.90%	0.92%
Net charge-offs (recoveries) as a percent of average total loans	0.09%	0.04%	—%	0.04%	0.02%	0.27%	(0.07)%	(0.36)%

Item 8. Financial Statements and Supplementary Data
First Bancorp and Subsidiaries
Consolidated Balance Sheets
December 31, 2019 and 2018

($ in thousands)	2019	2018
Assets
Cash and due from banks, noninterest-bearing	$64,519	56,050
Due from banks, interest-bearing	166,783	406,848
Total cash and cash equivalents	231,302	462,898

Securities available for sale	821,945	501,351
Securities held to maturity (fair values of $68,333 in 2019 and $99,906 in 2018)	67,932	101,237

Presold mortgages in process of settlement	19,712	4,279

Loans	4,453,466	4,249,064
Allowance for loan losses	(21,398)	(21,039)
Net loans	4,432,068	4,228,025

Premises and equipment	114,859	119,000
Operating right-of-use lease assets	19,669	—
Accrued interest receivable	16,648	16,004
Goodwill	234,368	234,368
Other intangible assets	17,217	21,112
Foreclosed properties	3,873	7,440
Bank-owned life insurance	104,441	101,878
Other assets	59,605	66,524
Total assets	$6,143,639	5,864,116

Liabilities
Deposits: Noninterest-bearing checking accounts	$1,515,977	1,320,131
Interest-bearing checking accounts	912,784	916,374
Money market accounts	1,173,107	1,035,523
Savings accounts	424,415	432,389
Time deposits of $100,000 or more	649,947	690,922
Other time deposits	255,125	264,000
Total deposits	4,931,355	4,659,339
Borrowings	300,671	406,609
Accrued interest payable	2,154	1,976
Operating lease liabilities	19,855	—
Other liabilities	37,203	31,962
Total liabilities	5,291,238	5,099,886

Commitments and contingencies (see Note 12)

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none in 2019 and 2018	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 29,601,264 shares in 2019 and 29,724,874 shares in 2018	429,514	434,453
Retained earnings	417,764	341,738
Stock in rabbi trust assumed in acquisition	(2,587)	(3,235)
Rabbi trust obligation	2,587	3,235
Accumulated other comprehensive income (loss)	5,123	(11,961)
Total shareholders’ equity	852,401	764,230
Total liabilities and shareholders’ equity	$6,143,639	5,864,116
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2019, 2018 and 2017

($ in thousands, except per share data)	2019	2018	2017
Interest Income
Interest and fees on loans	$220,784	208,609	163,738
Interest on investment securities:
Taxable interest income	19,881	10,638	7,007
Tax-exempt interest income	1,007	1,482	1,677
Other, principally overnight investments	8,435	10,478	4,960
Total interest income	250,107	231,207	177,382

Interest Expense
Savings, checking and money market accounts	9,551	5,074	2,761
Time deposits of $100,000 or more	13,598	8,356	4,005
Other time deposits	1,901	1,061	778
Borrowings	8,853	9,286	5,127
Total interest expense	33,903	23,777	12,671

Net interest income	216,204	207,430	164,711
Provision (reversal) for loan losses	2,263	(3,589)	723
Net interest income after provision for loan losses	213,941	211,019	163,988

Noninterest Income
Service charges on deposit accounts	12,970	12,690	11,862
Other service charges, commissions and fees	19,481	16,488	14,403
Fees from presold mortgage loans	3,944	2,735	5,695
Commissions from sales of insurance and financial products	8,495	8,731	5,300
SBA consulting fees	3,872	4,675	4,024
SBA loan sale gains	8,275	10,366	5,479
Bank-owned life insurance income	2,564	2,534	2,321
Securities gains (losses), net	97	—	(235)
Other gains (losses), net	(169)	723	383
Total noninterest income	59,529	58,942	49,232

Noninterest Expenses
Salaries	79,129	75,077	66,786
Employee benefits	16,844	16,888	15,313
Total personnel expense	95,973	91,965	82,099
Occupancy expense	11,122	10,793	9,661
Equipment related expenses	5,023	5,627	4,480
Merger and acquisition expenses	192	2,358	8,073
Intangibles amortization	4,858	5,917	4,033
Foreclosed property losses, net	939	565	531
Other operating expenses	39,087	39,258	36,604
Total noninterest expenses	157,194	156,483	145,481

Income before income taxes	116,276	113,478	67,739
Income tax expense	24,230	24,189	21,767

Net income	$92,046	89,289	45,972

Earnings per common share: Basic	$3.10	3.02	1.82
Earnings per common share: Diluted	3.10	3.01	1.82

Dividends declared per common share	$0.54	0.40	0.32

Weighted average common shares outstanding:
Basic	29,547,851	29,566,259	25,210,606
Diluted	29,720,499	29,707,431	25,291,382
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019, 2018 and 2017

($ in thousands)	2019	2018	2017

Net income	$92,046	89,289	45,972
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	22,230	(10,179)	639
Tax (expense) benefit	(5,157)	2,379	(234)
Reclassification to realized (gains) losses	(97)	—	235
Tax expense (benefit)	22	—	(87)
Postretirement plans:
Net (loss) gain arising during period	(686)	(41)	1,601
Tax benefit (expense)	158	10	(593)
Amortization of unrecognized net actuarial loss	814	21	211
Tax benefit	(200)	(5)	(75)
Other comprehensive income (loss)	17,084	(7,815)	1,697
Comprehensive income	$109,130	81,474	47,669
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2019, 2018 and 2017

(In thousands, except per share)	Common Stock		Retained Earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances, January 1, 2017	20,845	$147,287	225,921	—	—	(5,107)	368,101

Net income			45,972				45,972
Cash dividends declared ($0.32 per common share)			(8,298)				(8,298)
Equity issued pursuant to acquisitions	8,733	284,192		(7,688)	7,688		284,192
Change in Rabbi Trust Obligation				4,107	(4,107)		—
Stock option exercises	18	287					287
Stock withheld for payment of taxes	(7)	(231)					(231)
Stock-based compensation	50	1,259					1,259
Reclassification of accumulated other comprehensive income due to statutory tax changes			736			(736)	—
Other comprehensive income						1,697	1,697

Balances, December 31, 2017	29,639	432,794	264,331	(3,581)	3,581	(4,146)	692,979

Net income			89,289				89,289
Cash dividends declared ($0.40 per common share)			(11,882)				(11,882)
Change in Rabbi Trust Obligation				346	(346)		—
Stock option exercises	25	324					324
Stock withheld for payment of taxes	(11)	(406)					(406)
Stock-based compensation	72	1,741					1,741
Other comprehensive loss						(7,815)	(7,815)

Balances, December 31, 2018	29,725	434,453	341,738	(3,235)	3,235	(11,961)	764,230

Net income			92,046				92,046
Cash dividends declared ($0.54 per common share)			(16,020)				(16,020)
Change in Rabbi Trust Obligation				648	(648)		—
Equity issued related to acquisition earn-out	78	3,070					3,070
Stock repurchases	(282)	(10,000)					(10,000)
Stock option exercises	9	129					129
Stock withheld for payment of taxes	(20)	(702)					(702)
Stock-based compensation	91	2,564					2,564
Other comprehensive income						17,084	17,084

Balances, December 31, 2019	29,601	$429,514	417,764	(2,587)	2,587	5,123	852,401
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017

($ in thousands)	2019	2018	2017
Cash Flows From Operating Activities
Net income	$92,046	89,289	45,972
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	2,263	(3,589)	723
Net security premium amortization	2,653	2,749	2,908
Loan discount accretion	(5,974)	(7,812)	(7,076)
Other purchase accounting accretion and amortization, net	(9)	(190)	(236)
Foreclosed property losses and write-downs, net	939	565	531
(Gains) losses on securities available for sale	(97)	—	235
Other losses (gains)	169	(723)	(383)
(Increase) decrease in net deferred loan costs	(642)	(2,285)	975
Depreciation of premises and equipment	5,836	6,077	5,493
Amortization of operating lease right-of-use assets	1,857	—	—
Repayments of lease obligations	(1,669)	—	—
Stock-based compensation expense	2,270	1,569	1,095
Amortization of intangible assets	4,858	5,917	4,033
Amortization of SBA servicing assets	1,340	846	207
Fees/gains from sale of presold mortgage and SBA loans	(12,219)	(13,101)	(11,174)
Originations of presold mortgage loans in process of settlement	(173,705)	(118,791)	(228,871)
Proceeds from sales of presold mortgage loans in process of settlement	162,476	129,519	235,493
Origination of SBA loans for sale	(150,677)	(196,784)	(95,436)
Proceeds from sales of SBA loans	124,527	157,427	77,034
Increase in accrued interest receivable	(644)	(1,910)	(1,072)
(Increase) decrease in other assets	(5,735)	3,525	6,724
Increase in accrued interest payable	178	741	392
Increase (decrease) in other liabilities	1,197	(6,629)	(10,729)
Net cash provided by operating activities	51,238	46,410	26,838
Cash Flows From Investing Activities
Purchases of securities available for sale	(498,891)	(230,794)	(191,260)
Purchases of securities held to maturity	—	—	(291)
Proceeds from maturities/issuer calls of securities available for sale	158,920	60,871	37,974
Proceeds from maturities/issuer calls of securities held to maturity	32,461	16,183	22,344
Proceeds from sales of securities available for sale	39,797	—	140,621
Redemptions (purchases) of FRB and FHLB stock, net	4,088	(6,129)	(9,947)
Net increase in loans	(165,203)	(152,972)	(204,631)
Proceeds from sales of foreclosed properties	5,877	7,532	8,647
Purchases of premises and equipment	(3,534)	(10,723)	(4,659)
Proceeds from sales of premises and equipment	1,799	2,753	151
Net cash received in acquisitions	—	—	72,519
Net cash used by investing activities	(424,686)	(313,279)	(128,532)
Cash Flows From Financing Activities
Net increase in deposits	272,206	252,756	195,468
Net (decrease) increase in short-term borrowings	(55,000)	50,000	93,000
Proceeds from long-term borrowings	—	50,000	110,000
Payments on long-term borrowings	(51,119)	(101,116)	(105,737)
Cash dividends paid – common stock	(13,662)	(11,281)	(7,596)
Repurchases of common stock	(10,000)	—	—
Proceeds from stock option exercises	129	324	287
Payment of taxes related to stock withheld	(702)	(406)	(231)
Net cash provided by financing activities	141,852	240,277	285,191

(Decrease) increase in Cash and Cash Equivalents	(231,596)	(26,592)	183,497
Cash and Cash Equivalents, Beginning of Year	462,898	489,490	305,993
Cash and Cash Equivalents, End of Year	$231,302	462,898	489,490

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	33,725	23,036	12,239
Cash paid during the period for income taxes	24,336	21,162	19,537
Non-cash: Foreclosed loans transferred to foreclosed real estate	3,249	4,148	5,452
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	16,998	(7,800)	553
Non-cash: Initial recognition of operating lease right-of-use assets	19,406	—	—
Non-cash: Initial recognition of operating lease liabilities	19,406	—	—
Non-cash: Equity issued related to acquisition earn-out	3,070	—	—
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019
Note 1. Summary of Significant Accounting Policies
Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the “Company”) and its wholly owned subsidiary First Bank (the “Bank”). The Bank has three wholly owned subsidiaries that are fully consolidated - First Bank Insurance Services, Inc. (“First Bank Insurance”), SBA Complete, Inc. (“SBA Complete”), and First Troy SPE, LLC. All significant intercompany accounts and transactions have been eliminated. Subsequent events have been evaluated through the date of filing this Form 10-K.
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
Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2019 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously presented, nor did they materially impact trends in financial information.
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
Cash and Cash Equivalents - The Company considers all highly liquid assets with original maturities of 90 days or less, such as cash on hand, noninterest-bearing and interest-bearing amounts due from banks and federal funds sold, to be “cash equivalents.”
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
Presold Mortgages in Process of Settlement - As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors to be sold on a best efforts basis. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the funding of the loan by the Company. Generally within three weeks after funding, the loans are transferred to the investor in accordance with the agreed-upon terms. The Company records gains from the sale of these loans on the settlement date of the sale equal to the difference between the proceeds received and the carrying amount of the loan. The gain generally represents the portion of the proceeds attributed to service release premiums received from the investors and the realization of origination fees received from borrowers that were deferred as part of the carrying amount of the loan. Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at fair value.
Periodically, the Company originates other types of commercial loans and decides to sell them in the secondary market. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2019 or 2018.
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
SBA Loan Originations – Through its SBA Lending Division, the Company offers loans guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. The portion of SBA loans originated that are guaranteed and intended for sale on the secondary market are classified as held for sale and are carried at the lower of cost or fair value - there were an insignificant amount of these loans held for sale at December 31, 2019 and 2018. The Company generally sells the guaranteed portion of the SBA loan soon as soon as it is eligible to be sold and retains the servicing right. When the guaranteed portion of an SBA loan is sold, the Company allocates the carrying basis of the loan between the guaranteed portion of the loan sold, the unguaranteed portion of the loans retained, and the servicing asset based on their relative fair values.  A gain is recorded for the difference between the proceeds received from the sale and the basis allocated to the sold portion. The relative fair value allocation results in a discount that is recorded on the unguaranteed portion of the loan that is retained. The discount is amortized as a yield adjustment over the life of the loan, so long as the loan performs. In the event of default, the remaining discount is available to offset the write-off of the remaining servicing asset and deferred origination costs, with any remaining discount available to offset any loan charge-off.
Also see SBA Servicing Assets below.
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
The Company segments the loan portfolio into broad categories with similar risk elements for the purposes of computing the allowance for loan losses. Those categories and their specific risks are described below.

Commercial, financial, and agricultural - Risks to this loan category include industry concentration and the inability to monitor the condition of the collateral which often consists of inventory, accounts receivable and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.
Real estate - construction, land development, & other land loans - Risks common to commercial construction loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values. Residential construction loans are susceptible to those same risks as well as those associated with residential mortgage loans (see below). Changes in market demand for property could lead to longer marketing times resulting in higher carrying costs, declining values, and higher interest rates.
Real estate - mortgage - residential (1-4 family) first - Residential mortgage loans are susceptible to weakening general economic conditions and increases in unemployment rates and declining real estate values.
Real estate - mortgage - home equity loans / lines of credit - Risks common to home equity loans and lines of credit are general economic conditions, including an increase in unemployment rates, and declining real estate values which reduce or eliminate the borrower’s home equity.
Real estate - mortgage - commercial and other - Loans in this category are susceptible to declines in occupancy rates, business failure and general economic conditions. Also, declines in real estate values and lack of suitable alternative use for the properties are risks for loans in this category.
Installment loans to individuals - Risks common to these loans include regulatory risks, unemployment and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.
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
Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over financial assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation, computed by the straight-line method, is charged to operations over the estimated useful lives of the properties, which range from 2 to 40 years or, in the case of leasehold improvements, over the term of the lease, if shorter. Land is carried at cost. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current operations.
Goodwill and Other Intangible Assets - Business combinations are accounted for using the purchase method of accounting. Identifiable intangible assets are recognized separately and are amortized over their estimated useful lives, which for the Company has generally been seven to ten years and at an accelerated rate. Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. Goodwill is not amortized is subject to fair value impairment tests on at least an annual basis.
SBA Servicing Assets - When the Company sells the guaranteed portion of an SBA loan, the Company continues to perform the servicing on the loan and collects a fee related to the sold portion of the loan. A SBA servicing asset is recorded for the fair value of that fee based on a discounted cash flow analysis. SBA servicing assets are included in “Other intangible assets” on the Consolidated Balance Sheets. SBA servicing assets are amortized against income over the lives of the related loans as a reduction of servicing fee income. SBA servicing assets are tested for impairment on a quarterly basis by comparing their estimated fair values, aggregated by year of origination, to the related carrying values.
Foreclosed Properties - Foreclosed properties consists primarily of real estate acquired by the Company through legal foreclosure or deed in lieu of foreclosure. The property is initially carried at the lower of cost or the estimated fair value of the property less estimated selling costs (also see Note 13). If there are subsequent declines in fair value, which is reviewed routinely by management, the property is written down to its fair value through a charge to expense. Capital expenditures made to improve the property are capitalized. Costs of holding real estate, such as property taxes, insurance and maintenance, less related revenues during the holding period, are recorded as expense as they are incurred.
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
Other Investments – The Company accounts for substantially all of its investments in limited partnerships, limited liability companies (“LLCs”), and other privately held companies using the equity method of accounting. The accounting treatment depends upon the Company’s percentage ownership and degree of management influence.
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
At December 31, 2019 and 2018, the Company’s investments in limited partnerships, LLCs and other privately held companies totaled $8.0 million and $7.5 million, respectively, and are included in "Other assets".
Also see Note 3 for discussion of an investment without a readily determinable fair value.
Federal Home Loan Bank (FHLB) Stock - The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost and is recorded in "Other assets". Cash dividends are reported as income.
Federal Reserve Bank (FRB) Stock - The Company is a member of its regional Federal Reserve Bank and is required to own stock based on its level of capital. FRB stock is carried at cost and is recorded in "Other assets". Cash dividends are reported as income.
Loan Commitments and Related Financial Instruments - Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Stock-based Compensation - Restricted stock awards are the primary form of equity grant utilized by the Company. Compensation cost is based on the fair value of the award, which is the closing price of the Company's common stock on the date of the grant.

Restricted stock awards issued by the Company typically have vesting periods with service conditions. Compensation cost is recognized as expense over the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period. Because of the insignificant amount of forfeitures the Company has experienced, forfeitures are recognized as they occur.
Earnings Per Share Amounts - Basic Earnings Per Common Share is calculated by dividing net income, less income allocated to participating securities, by the weighted average number of common shares outstanding during the period, excluding unvested shares of restricted stock. For the Company, participating securities are comprised of unvested shares of restricted stock. Diluted Earnings Per Common Share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. For the periods presented, the Company’s potentially dilutive common stock issuances related to unvested shares of restricted stock and stock option grants under the Company’s equity-based plans, as well as contingently issuable shares.
In computing Diluted Earnings Per Common Share, adjustments are made to the computation of Basic Earnings Per Common shares, as follows. As it relates to unvested shares of restricted stock, the number of shares added to the denominator is equal to the total number of weighted average unvested shares outstanding. As it relates to stock options, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is included in the calculation of dilutive securities. As it relates to contingently issuable shares, the number of shares that are included in the calculation of dilutive securities is based on the weighted average number of shares that would have been issuable if the end of the reporting period had been the end of the contingency period.
If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.
Fair Value of Financial Instruments - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument, as more fully described in Note 13. Because no highly liquid market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include net premises and equipment, intangible assets and other assets such as deferred income taxes, prepaid expense accounts, income taxes currently payable and other various accrued expenses. In addition, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
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
Segment Reporting - Accounting standards require management to report selected financial and descriptive information about reportable operating segments. The standards also require related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. The Company’s operations are within a single banking segment, and the financial statements presented herein reflect the results of that segment. The Company has no foreign operations or customers.
Recent Accounting Pronouncements -
Accounting Standards Adopted in 2019
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for leases, which generally requires all leases to be recognized in the statement of financial position by recording an asset representing its right to use the underlying asset and recording a liability, which represents the Company’s obligation to make lease payments. The new standard was adopted by the Company on January 1, 2019. The guidance provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption.  The Company elected to apply the guidance as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. Adoption of the guidance resulted in the recognition of lease liabilities and the recognition of right-of-use assets totaling $19.4 million as of the date of adoption. Lease liabilities and right-of-use assets are reflected in other liabilities and premises and equipment, respectively. The initial balance sheet gross-up upon adoption was related to operating leases of certain real estate properties. The Company has no finance leases or material subleases or leasing arrangements for which it is the lessor of property or equipment. The Company elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. Adoption of this guidance did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 10 – Leases for additional disclosures related to leases.
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
Accounting Standards Pending Adoption
In June 2016, the FASB issued guidance to change the accounting for credit losses. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit losses" and record an allowance that, when deducted from the amortized cost basis of the financial assets, presents the net amount expected to be collected on the financial assets.  In May 2019, the FASB issued additional guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of the CECL model. The Company does not expect to elect this option. The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts. The Company will initially apply the impact of the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, which, for the Company, is January 1, 2020. Future adjustments to credit loss expectations will be recorded through the income statement as charges or credits to earnings. The Company has substantially completed its CECL model and continues to make enhancements to its estimate of expected credit losses as of January 1, 2020 based on internal analysis and consultations with third-party vendors. At this time, the Company expects its allowance for credit losses related to all financial assets will increase to approximately $40-$44 million upon adoption compared to its allowance for loan losses at December 31, 2019 of approximately $21 million. The impact of the initial adoption will be reflected in the Company's SEC Form 10-Q for the period ended March 31, 2020.
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

($ in thousands, except share data)	Pro Forma Combined Year Ended December 31, 2017
Net interest income	$168,759
Noninterest income	50,098
Total revenue	218,857

Net income available to common shareholders	49,907

Earnings per common share
Basic	$1.93
Diluted	1.92

For purposes of the supplemental pro forma information, merger-related expenses of $5.2 million that were recorded in the Company’s consolidated statements of income for the year ended December 31, 2017 and $4.6 million of merger-related expenses that were recorded by Carolina Bank in 2017 prior to the merger date are each excluded above in the pro forma presentation for 2017.
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

($ in thousands, except share data)	Pro Forma Combined Twelve Months Ended December 31, 2017
Net interest income	$183,996
Noninterest income	54,523
Total revenue	238,519

Net income available to common shareholders	51,600

Earnings per common share
Basic	$1.79
Diluted	1.78

For purposes of the supplemental pro forma information, merger-related expenses of $2.7 million that were recorded in the Company’s consolidated statements of income for the twelve months ended December 31, 2017 and $20.4 million of merger-related expenses that were recorded by Asheville Savings Bank in 2017 prior to the merger date are each excluded above in the pro forma presentation for 2017.
Note 3. Securities
The book values and approximate fair values of investment securities at December 31, 2019 and 2018 are summarized as follows:

	2019				2018
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
($ in thousands)			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
Government-sponsored enterprise securities	$20,000	20,009	17	(8)	82,995	82,662	63	(396)
Mortgage-backed securities	758,491	767,285	9,463	(669)	396,995	385,551	39	(11,483)
Corporate bonds	33,711	34,651	1,025	(85)	33,751	33,138	76	(689)
Total available for sale	812,202	821,945	10,505	(762)	513,741	501,351	178	(12,568)

Securities held to maturity:
Mortgage-backed securities	41,423	41,542	125	(6)	52,048	50,241	—	(1,807)
State and local governments	26,509	26,791	285	(3)	49,189	49,665	525	(49)
Total held to maturity	$67,932	68,333	410	(9)	101,237	99,906	525	(1,856)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations, except for private mortgage-backed securities with a fair value of $1.1 million and $1.0 million as of December 31, 2019 and 2018, respectively.

The following table presents information regarding securities with unrealized losses at December 31, 2019:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$4,992	8	—	—	4,992	8
Mortgage-backed securities	77,274	293	50,851	382	128,125	675
Corporate bonds	—	—	915	85	915	85
State and local governments	—	—	934	3	934	3
Total temporarily impaired securities	$82,266	301	52,700	470	134,966	771
The following table presents information regarding securities with unrealized losses at December 31, 2018:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$4,921	78	13,682	318	18,603	396
Mortgage-backed securities	82,525	351	294,305	12,939	376,830	13,290
Corporate bonds	20,704	433	5,817	256	26,521	689
State and local governments	595	1	6,641	48	7,236	49
Total temporarily impaired securities	$108,745	863	320,445	13,561	429,190	14,424

In the above tables, all of the securities that were in an unrealized loss position at December 31, 2019 and 2018 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company evaluated the collectability of each of these bonds and concluded that there was no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
As of December 31, 2019, the Company's security portfolio held 54 securities that were in an unrealized loss position. The majority of unrealized losses are related to the Company's mortgage-backed securities.
The book values and approximate fair values of investment securities at December 31, 2019, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities
Due within one year	$—	—	$1,165	1,167
Due after one year but within five years	43,711	44,616	17,909	18,123
Due after five years but within ten years	5,000	4,992	6,923	6,984
Due after ten years	5,000	5,052	512	517
Mortgage-backed securities	758,491	767,285	41,423	41,542
Total securities	$812,202	821,945	$67,932	68,333

At December 31, 2019 and 2018, investment securities with carrying values of $260,826,000 and $234,382,000, respectively, were pledged as collateral for public deposits.

In 2019, the Company received proceeds from sales of securities of $39,797,000 and recorded $97,000 in gains from the sales. In 2017, the Company received proceeds from sales of securities of $140,621,000 and recorded $(235,000) in losses from the sales. The Company sold no securities in 2018.
Included in “other assets” in the Consolidated Balance Sheets are cost-method investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $33,380,000 and $37,468,000 at December 31, 2019 and 2018, respectively. The FHLB stock had a cost and fair value of $15,789,000 and $20,036,000 at December 31, 2019 and 2018, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $17,591,000 and $17,432,000 at December 31, 2019 and 2018, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, which the Company is not a party to. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at December 31, 2019 was approximately 1.62, which means the Company would receive approximately 20,051 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.
Note 4. Loans and Asset Quality Information
The following is a summary of the major categories of total loans outstanding:

($ in thousands)	December 31, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$504,271	11%	$457,037	11%
Real estate – construction, land development & other land loans	530,866	12%	518,976	12%
Real estate – mortgage – residential (1-4 family) first mortgages	1,105,014	25%	1,054,176	25%
Real estate – mortgage – home equity loans / lines of credit	337,922	8%	359,162	8%
Real estate – mortgage – commercial and other	1,917,280	43%	1,787,022	42%
Installment loans to individuals	56,172	1%	71,392	2%
Subtotal	4,451,525	100%	4,247,765	100%
Unamortized net deferred loan costs (fees)	1,941		1,299
Total loans	$4,453,466		$4,249,064

Loans in the amount of $4.0 billion and $3.8 billion were pledged as collateral for certain borrowings as of December 31, 2019 and December 31, 2018, respectively (see Note 9).
Included in the table above are credit card balances outstanding totaling $30.9 million and $26.5 million at December 31, 2019 and 2018, respectively.
The loans above also include loans to executive officers and directors serving the Company at December 31, 2019 and to their associates, totaling approximately $5.5 million and $5.7 million at December 31, 2019 and 2018, respectively. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.

Included in the table above are the following amounts of SBA loans:

($ in thousands)	December 31, 2019	December 31, 2018
Guaranteed portions of SBA Loans included in table above	$54,400	53,205
Unguaranteed portions of SBA Loans included in table above	110,782	97,572
Total SBA loans included in the table above	$165,182	150,777

Sold portions of SBA loans with servicing retained - not included in table above	$316,730	230,424

At December 31, 2019 and 2018, there was a remaining unaccreted discount on the retained portion of sold SBA loans amounting to $7.1 million and $5.7 million, respectively. The discounts are amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
The Company has several acquired loan portfolios as a result of merger and acquisition transactions. In these transactions, the Company recorded loans at their fair value as required by applicable accounting guidance. Included in these loan portfolios were purchased credit impaired (“PCI”) loans, which are loans for which it is probable at acquisition date that all contractually required payments will not be collected. The remaining loans were considered to be purchased non-impaired loans and their related fair value discount or premium is being recognized as an adjustment to yield over the remaining life of each loan.
As of December 31, 2019, 2018 and 2017, there was a remaining accretable discount of $11.1 million, $15.0 million, and $21.5 million, respectively, related to purchased non-impaired loans. The discounts are amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
The following table presents changes in the carrying value of PCI loans.

($ in thousands) Purchased Credit Impaired Loans	For the year Ended December 31, 2019	For the year Ended December 31, 2018	For the year Ended December 31, 2017
Balance at beginning of period	$17,393	23,165	514
Additions due to acquisition of Carolina Bank	—	—	19,254
Additions due to acquisition of Asheville Savings Bank	—	—	9,886
Change due to payments received and accretion	(4,863)	(5,799)	(6,016)
Change due to loan charge-offs	(11)	(4)	(12)
Transfers to foreclosed real estate	—	(10)	(69)
Other	145	41	(392)
Balance at end of period	$12,664	17,393	23,165
The following table presents changes in the accretable yield for PCI loans.

($ in thousands) Accretable Yield for PCI loans	For the year Ended December 31, 2019	For the year Ended December 31, 2018	For the year Ended December 31, 2017
Balance at beginning of period	$4,750	4,688	—
Additions due to acquisition of Carolina Bank	—	—	3,617
Additions due to acquisition of Asheville Savings Bank	—	—	1,804
Accretion	(1,486)	(2,050)	(1,846)
Reclassification from (to) nonaccretable difference	617	849	423
Other, net	268	1,263	690
Balance at end of period	$4,149	4,750	4,688

During 2019, the Company received $406,000 in payments that exceeded the carrying amount of the related PCI loans, of which $348,000 was recognized as loan discount accretion income and $58,000 was recorded as additional loan interest income. During 2018, the Company received $772,000 in payments that exceeded the carrying amount of the related PCI loans, of which $493,000 was recognized as loan discount accretion income and $279,000 was recorded as additional loan interest income. During 2017, the Company received $1,064,000 in payments that exceeded the carrying amount of the related PCI loans, of which $962,000 was recognized as loan discount accretion income and $102,000 was recorded as additional loan interest income.
Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	December 31, 2019	December 31, 2018
Nonperforming assets
Nonaccrual loans	$24,866	22,575
Restructured loans - accruing	9,053	13,418
Accruing loans > 90 days past due	—	—
Total nonperforming loans	33,919	35,993
Foreclosed real estate	3,873	7,440
Total nonperforming assets	$37,792	43,433

Purchased credit impaired loans not included above (1)	$12,664	17,393

(1) In the March 3, 2017 acquisition of Carolina Bank. and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $0.8 million and $0.6 million in PCI loans at December 31, 2019 and 2018, respectively, that are contractually past due 90 days or more.
At December 31, 2019 and 2018, the Company had $0.6 million and $0.7 million in residential mortgage loans in process of foreclosure, respectively.
At December 31, 2019 and 2018, there were no commitments to lend additional funds to debtors whose loans were nonperforming.
The following is a summary the Company’s nonaccrual loans by major categories.

($ in thousands)	December 31, 2019	December 31, 2018
Commercial, financial, and agricultural	$5,518	919
Real estate – construction, land development & other land loans	1,067	2,265
Real estate – mortgage – residential (1-4 family) first mortgages	7,552	10,115
Real estate – mortgage – home equity loans / lines of credit	1,797	1,685
Real estate – mortgage – commercial and other	8,820	7,452
Installment loans to individuals	112	139
Total	$24,866	22,575

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2019.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$752	—	—	5,518	497,788	504,058
Real estate – construction, land development & other land loans	37	152	—	1,067	529,444	530,700
Real estate – mortgage – residential (1-4 family) first mortgages	10,858	5,056	—	7,552	1,076,205	1,099,671
Real estate – mortgage – home equity loans / lines of credit	770	300	—	1,797	334,832	337,699
Real estate – mortgage – commercial and other	4,257	—	—	8,820	1,897,573	1,910,650
Installment loans to individuals	344	137	—	112	55,490	56,083
Purchased credit impaired	218	38	762	—	11,646	12,664
Total	$17,236	5,683	762	24,866	4,402,978	4,451,525
Unamortized net deferred loan costs						1,941
Total loans						$4,453,466
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2018.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$191	5	—	919	455,692	456,807
Real estate – construction, land development & other land loans	849	212	—	2,265	515,472	518,798
Real estate – mortgage – residential (1-4 family) first mortgages	14,178	1,369	—	10,115	1,022,261	1,047,923
Real estate – mortgage – home equity loans / lines of credit	1,048	254	—	1,685	355,831	358,818
Real estate – mortgage – commercial and other	709	520	—	7,452	1,768,205	1,776,886
Installment loans to individuals	359	220	—	139	70,422	71,140
Purchased credit impaired	990	138	583	—	15,682	17,393
Total	$18,324	2,718	583	22,575	4,203,565	4,247,765
Unamortized net deferred loan fees						1,299
Total loans						$4,249,064

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2019.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallocated	Total
As of and for the year ended December 31, 2019

Beginning balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039
Charge-offs	(2,473)	(553)	(657)	(307)	(1,556)	(757)	—	(6,303)
Recoveries	980	1,275	705	629	575	235	—	4,399
Provisions	3,157	(989)	(1,413)	(860)	1,936	542	(110)	2,263
Ending balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398

Ending balances as of December 31, 2019: Allowance for loan losses
Individually evaluated for impairment	$1,791	50	750	—	983	—	—	3,574
Collectively evaluated for impairment	$2,720	1,926	2,976	1,127	7,931	961	—	17,641
Purchased credit impaired	$42	—	106	—	24	11	—	183

Loans receivable as of December 31, 2019:
Ending balance – total	$504,271	530,866	1,105,014	337,922	1,917,280	56,172	—	4,451,525
Unamortized net deferred loan costs								1,941
Total loans								$4,453,466

Ending balances as of December 31, 2019: Loans
Individually evaluated for impairment	$4,957	796	9,546	333	9,570	—	—	25,202
Collectively evaluated for impairment	$499,101	529,904	1,090,125	337,366	1,901,080	56,083	—	4,413,659
Purchased credit impaired	$213	166	5,343	223	6,630	89	—	12,664

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2018.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallocated	Total
As of and for the year ended December 31, 2018

Beginning balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298
Charge-offs	(2,128)	(158)	(1,734)	(711)	(1,459)	(781)	—	(6,971)
Recoveries	1,195	4,097	833	364	1,503	309	—	8,301
Provisions	711	(4,512)	(49)	185	1,464	474	(1,862)	(3,589)
Ending balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039

Ending balances as of December 31, 2018: Allowance for loan losses
Individually evaluated for impairment	$226	134	955	48	906	—	—	2,269
Collectively evaluated for impairment	$2,661	2,109	4,143	1,608	7,070	941	110	18,642
Purchased credit impaired	$2	—	99	9	7	11	—	128

Loans receivable as of December 31, 2018:
Ending balance – total	$457,037	518,976	1,054,176	359,162	1,787,022	71,392	—	4,247,765
Unamortized net deferred loan fees								1,299
Total loans								$4,249,064

Ending balances as of December 31, 2018: Loans
Individually evaluated for impairment	$696	1,345	12,391	296	9,525	—	—	24,253
Collectively evaluated for impairment	$456,111	517,453	1,035,532	358,522	1,767,361	71,140	—	4,206,119
Purchased credit impaired	$230	178	6,253	344	10,136	252	—	17,393

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2017.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Installment Loans to Individuals	Unallo- cated	Total
As of and for the year ended December 31, 2017

Beginning balance	$3,829	2,691	7,704	2,420	5,098	1,145	894	23,781
Charge-offs	(1,622)	(589)	(2,641)	(978)	(1,182)	(799)	—	(7,811)
Recoveries	1,311	2,579	1,076	333	1,027	279	—	6,605
Provisions	(407)	(1,865)	8	52	1,532	325	1,078	723
Ending balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298

Ending balances as of December 31, 2017: Allowance for loan losses
Individually evaluated for impairment	$215	18	1,099	—	232	—	—	1,564
Collectively evaluated for impairment	$2,896	2,798	4,831	1,788	6,226	950	1,972	21,461
Purchased credit impaired	$—	—	217	39	17	—	—	273

Loans receivable as of December 31, 2017:
Ending balance – total	$381,130	539,020	972,772	379,978	1,696,107	74,348	—	4,043,355
Unamortized net deferred loan fees								(986)
Total loans								4,042,369

Ending balances as of December 31, 2017: Loans
Individually evaluated for impairment	$579	2,975	14,800	368	8,493	—	—	27,215
Collectively evaluated for impairment	$379,903	535,638	949,113	379,327	1,675,102	73,892	—	3,992,975
Purchased credit impaired	$648	407	8,859	283	12,512	456	—	23,165

The following table presents loans individually evaluated for impairment by class of loans, excluding purchased credit impaired loans, as of December 31, 2019.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$16	19	—	74
Real estate – mortgage – construction, land development & other land loans	221	263	—	366
Real estate – mortgage – residential (1-4 family) first mortgages	4,300	4,539	—	4,415
Real estate – mortgage –home equity loans / lines of credit	333	357	—	147
Real estate – mortgage –commercial and other	2,643	3,328	—	3,240
Installment loans to individuals	—	—	—	—
Total impaired loans with no allowance	$7,513	8,506	—	8,242

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$4,941	4,995	1,791	1,681
Real estate – mortgage – construction, land development & other land loans	575	575	50	586
Real estate – mortgage – residential (1-4 family) first mortgages	5,246	5,469	750	6,206
Real estate – mortgage –home equity loans / lines of credit	—	—	—	55
Real estate – mortgage –commercial and other	6,927	7,914	983	5,136
Installment loans to individuals	—	—	—	—
Total impaired loans with allowance	$17,689	18,953	3,574	13,664

Interest income recorded on impaired loans during the year ended December 31, 2019 was $1.3 million, and reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status and interest income recorded on accruing TDRs.

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

Interest income recorded on impaired loans during the year ended December 31, 2018 was $1.5 million, and reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status and interest income recorded on accruing TDRs.

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

Interest income recorded on impaired loans during the year ended December 31, 2017 was $1.3 million, and reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status and interest income recorded on accruing TDRs.
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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2019.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$486,081	7,998	4,461	5,518	504,058
Real estate – construction, land development & other land loans	522,767	4,075	2,791	1,067	530,700
Real estate – mortgage – residential (1-4 family) first mortgages	1,063,735	13,187	15,197	7,552	1,099,671
Real estate – mortgage – home equity loans / lines of credit	328,903	1,258	5,741	1,797	337,699
Real estate – mortgage – commercial and other	1,873,594	20,800	7,436	8,820	1,910,650
Installment loans to individuals	55,203	413	355	112	56,083
Purchased credit impaired	8,098	2,590	1,976	—	12,664
Total	$4,338,381	50,321	37,957	24,866	4,451,525
Unamortized net deferred loan costs					1,941
Total loans					4,453,466

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2018.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$452,373	3,056	459	919	456,807
Real estate – construction, land development & other land loans	509,251	5,668	1,614	2,265	518,798
Real estate – mortgage – residential (1-4 family) first mortgages	1,004,457	12,238	21,113	10,115	1,047,923
Real estate – mortgage – home equity loans / lines of credit	348,792	1,688	6,653	1,685	358,818
Real estate – mortgage – commercial and other	1,750,810	14,484	4,140	7,452	1,776,886
Installment loans to individuals	70,357	231	413	139	71,140
Purchased credit impaired	8,355	5,214	3,824	—	17,393
Total	$4,144,395	42,579	38,216	22,575	4,247,765
Unamortized net deferred loan fees					1,299
Total loans					4,249,064

Troubled Debt Restructurings
The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extension of terms and other actions intended to minimize potential losses.
The majority of the Company’s troubled debt restructurings modified during the years ended December 31, 2019, 2018, and 2017 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.
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

The following table presents information related to loans modified in a troubled debt restructuring during the year ended December 31, 2019.

($ in thousands)	For the year ended December 31, 2019
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	2	$395	$395
Real estate – construction, land development & other land loans	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	3	387	391
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	1	274	274
Installment loans to individuals	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—
Real estate – construction, land development & other land loans	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	—	—	—
Installment loans to individuals	—	—	—

Total TDRs arising during period	6	$1,056	$1,060

The following table presents information related to loans modified in a troubled debt restructuring during the year ended December 31, 2018.

($ in thousands)	For the year ended December 31, 2018
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	2	254	273
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	—	—	—
Installment loans to individuals	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—
Real estate – construction, land development & other land loans	1	61	61
Real estate – mortgage – residential (1-4 family) first mortgages	3	340	350
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	—	—	—
Installment loans to individuals	—	—	—

Total TDRs arising during period	6	$655	$684

The following table presents information related to loans modified in a troubled debt restructuring during the year ended December 31, 2017.

($ in thousands)	For the year ended December 31, 2017
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	6	4,120	4,095
Installment loans to individuals	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	1	38	25
Real estate – construction, land development & other land loans	1	32	32
Real estate – mortgage – residential (1-4 family) first mortgages	2	262	262
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	—	—	—
Installment loans to individuals	—	—	—

Total TDRs arising during period	10	$4,452	$4,414

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the years ended December 31, 2019, 2018, and 2017 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the Year ended December 31, 2019		For the Year ended December 31, 2018		For the Year ended December 31, 2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	1	$93	1	60	2	880
Real estate – mortgage – commercial and other	—	—	3	1,333	—	—

Total accruing TDRs that subsequently defaulted	1	$93	4	$1,393	2	$880

Note 5. Premises and Equipment
Premises and equipment at December 31, 2019 and 2018 consisted of the following:

($ in thousands)	2019	2018
Land	$38,164	38,647
Buildings	93,738	93,794
Furniture and equipment	33,110	36,115
Leasehold improvements	2,195	2,404
Total cost	167,207	170,960
Less accumulated depreciation and amortization	(52,348)	(51,960)
Total premises and equipment	$114,859	119,000

Note 6. Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of December 31, 2019 and December 31, 2018 and the carrying amount of unamortizable intangible assets as of those same dates.

	December 31, 2019		December 31, 2018
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$6,013	2,185	6,013	1,637
Core deposit intangibles	28,440	20,610	28,440	16,469
SBA servicing asset	7,776	2,393	5,472	1,053
Other	1,303	1,127	1,303	957
Total	$43,532	26,315	41,228	20,116

Unamortizable intangible assets:
Goodwill	$234,368		234,368
The Company recorded $2,304,000 and $3,278,000 in servicing assets associated with the guaranteed portion of SBA loans originated and sold during 2019 and 2018, respectively. During 2019 , 2018, and 2017, the Company recorded $1,340,000, $846,000, and $207,000 respectively, in related amortization expense. Servicing assets are recorded for loans, or portions thereof, that the Company has sold but continue to service for a fee. Servicing assets are initially recorded at fair value and amortized over the expected lives of the related loans, and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income as an offset to SBA servicing fees within the line item "Other service charges, commissions and fees." At December 31, 2019 and 2018, the Company serviced for others SBA loans totaling $309.1 million and $248.6 million, respectively.
Amortization expense of all other intangible assets totaled $4,858,000, $5,917,000 and $4,033,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring on October 31 of each year – see Note 1 for additional discussion. For each of the years presented, the Company’s evaluation indicated that there was no goodwill impairment.

The following table presents the estimated amortization expense schedule related to acquisition-related amortizable intangible assets for each of the five calendar years ending December 31, 2024 and the estimated amount amortizable thereafter. These amounts will be recorded as "Intangibles amortization expense" within the noninterest expense section of the Consolidated Statements of Income. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortizable intangible assets.

($ in thousands)	Estimated Amortization Expense
2020	$3,841
2021	2,927
2022	2,022
2023	1,041
2024	404
Thereafter	1,599
Total	$11,834

Note 7. Income Taxes
Total income taxes for the years ended December 31, 2019, 2018, and 2017 were allocated as follows:

($ in thousands)	2019	2018	2017
Allocated to net income	$24,230	24,189	21,767
Allocated to stockholders’ equity, for unrealized holding gain/loss on debt and equity securities for financial reporting purposes	5,135	(2,379)	321
Allocated to stockholders’ equity, for tax benefit of pension liabilities	42	(5)	668
Total income taxes	$29,407	21,805	22,756

The components of income tax expense for the years ended December 31, 2019, 2018, and 2017 are as follows:

($ in thousands)		2019	2018	2017
Current	- Federal	$19,920	19,188	11,286
	- State	2,499	3,187	1,996
Deferred	- Federal	1,572	1,658	7,742
	- State	239	156	743
Total		$24,230	24,189	21,767

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2019 and 2018 are presented below:

($ in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$4,916	4,917
Excess book over tax pension plan cost	241	92
Deferred compensation	293	367
Federal & state net operating loss and tax credit carryforwards	376	631
Accruals, book versus tax	2,833	3,036
Pension liability adjustments	710	752
Foreclosed real estate	87	715
Basis differences in assets acquired in FDIC transactions	416	1,121
Nonqualified stock options	370	240
Partnership investments	254	208
Unrealized loss on securities available for sale	—	2,895
SBA servicing asset	400	310
All other	3	42
Gross deferred tax assets	10,899	15,326
Less: Valuation allowance	(40)	(36)
Net deferred tax assets	10,859	15,290
Deferred tax liabilities:
Loan fees	(2,428)	(2,484)
Excess book over tax pension plan cost	—	—
Depreciable basis of fixed assets	(4,995)	(4,278)
Amortizable basis of intangible assets	(7,844)	(7,921)
FHLB stock dividends	(472)	(721)
Trust preferred securities	(548)	(528)
Purchase accounting adjustments	(84)	(122)
Unrealized gain on securities available for sale	(2,239)	—
Gross deferred tax liabilities	(18,610)	(16,054)
Net deferred tax liability - included in other liabilities	$(7,751)	(764)

A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related 2019 and 2018 deferred tax expense (benefit) of approximately $5,135,000 and ($2,379,000) respectively, has been recorded directly to shareholders’ equity. Additionally, a portion of the annual change in the net deferred tax asset relates to pension adjustments. The related 2019 and 2018 deferred tax expense (benefit) of $42,000 and ($5,000) respectively, has been recorded directly to shareholders’ equity. The balance of the 2019 increase in the net deferred tax liability of $1,881,000 is reflected as deferred income tax expense, and the balance of the 2018 increase in the net deferred tax liability of $1,814,000 is reflected as deferred income tax expense in the consolidated statement of income.
The valuation allowances for 2019 and 2018 relate primarily to state net operating loss carryforwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. The Company adjusted its net deferred income tax asset as a result of reductions in the North Carolina income tax rate, which reduced the state income tax rate to 2.5% effective January 1, 2019.
The Company had no significant uncertain tax positions, and thus no reserve for uncertain tax positions has been recorded. Additionally, the Company determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate. The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses”.
The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities.  The Company’s tax returns are subject to income tax audit by federal and state agencies beginning with the year 2016. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

Retained earnings at December 31, 2019 and 2018 include approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.
The following is a reconcilement of federal income tax expense at the statutory rate of 21% at December 31, 2019 and December 31, 2018 and 35% at 2017, to the income tax provision reported in the financial statements.

($ in thousands)	2019	2018	2017
Tax provision at statutory rate	$24,418	23,830	23,709
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(1,186)	(1,117)	(1,461)
Low income housing tax credits	(756)	(698)	(596)
Non-deductible interest expense	43	27	24
State income taxes, net of federal benefit	2,178	2,639	1,780
Change in valuation allowance	4	(8)	(1)
Impact of tax reform	(73)	—	(1,269)
Other, net	(398)	(484)	(419)
Total	$24,230	24,189	21,767

Note 8. Time Deposits and Related Party Deposits
At December 31, 2019, the scheduled maturities of time deposits were as follows:

($ in thousands)
2020	$769,905
2021	83,272
2022	26,611
2023	13,811
2024	10,999
Thereafter	474
$905,072

Deposits received from executive officers and directors and their associates totaled approximately $1.3 million and $1.0 million at December 31, 2019 and 2018, respectively.
Deposit overdrafts of approximately $0.7 million at December 31, 2019 and 2018 are included within "Loans" on the Consolidated Balance Sheets.
As of December 31, 2019 and 2018, the Company held $442.2 million and $503.1 million, respectively, in time deposits of $250,000 or more (which is the current FDIC insurance limit for insured deposits as of December 31, 2019). Included in these deposits were brokered deposits of $86.1 million and $239.9 million at December 31, 2019 and 2018, respectively.

Note 9. Borrowings and Borrowings Availability
The following tables present information regarding the Company’s outstanding borrowings at December 31, 2019 and 2018 - dollars are in thousands:

Description – 2019	Due date	Call Feature	2019 Amount	Interest Rate
FHLB Term Note	1/30/2020	None	$100,000	1.70% fixed
FHLB Term Note	1/31/2020	None	68,000	1.70% fixed
FHLB Term Note	1/31/2020	None	30,000	1.70% fixed
FHLB Term Note	5/29/2020	None	40,000	1.62% fixed
FHLB Principal Reducing Credit	7/24/2023	None	168	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	1,029	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	6,500	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	245	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	55	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	181	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	181	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	367	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	4.64% at 12/31/2019 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	3.28% at 12/31/2019 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	3.99% at 12/31/2019 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2019			$303,430	2.12%
Unamortized discount on acquired borrowings			(2,759)
Total borrowings			$300,671

Description – 2018	Due date	Call Feature	2018 Amount	Interest Rate
FHLB Term Note	1/10/2019	None	$68,000	2.47% fixed
FHLB Term Note	1/17/2019	None	135,000	2.49% fixed
FHLB Term Note	1/24/2019	None	20,000	2.54% fixed
FHLB Term Note	1/31/2019	None	20,000	2.53% fixed
FHLB Term Note	1/31/2019	None	10,000	2.53% fixed
FHLB Term Note	4/18/2019	None	50,000	2.36% fixed
FHLB Term Note	5/29/2020	None	40,000	1.62% fixed
FHLB Principal Reducing Credit	7/24/2023	None	210	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	1,065	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	7,500	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	255	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	61	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	188	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	188	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	379	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	5.22% at 12/31/2018 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	4.18% at 12/31/2018 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	4.44% at 12/31/2018 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2018			$409,550	2.68%
Unamortized discount on acquired borrowings			(2,941)
Total borrowings			$406,609

All outstanding FHLB borrowings may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company’s qualifying collateral amounts to less than that required under the terms of the FHLB borrowing agreement.
In the above tables, borrowings of $198.0 million and $253.0 million at December 31, 2019 and 2018, respectively, were considered short-term as their original maturity terms were for less than 3 months.
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
At December 31, 2019, the Company had three sources of readily available borrowing capacity – 1) an approximately $1.05 billion line of credit with the FHLB, of which $247 million was outstanding at December 31, 2019 and $353 million was outstanding at December 31, 2018, 2) a $35 million federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2019 or 2018, and 3) an approximately $129 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2019 or 2018.
The Company’s line of credit with the FHLB totaling approximately $1.05 billion can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio. The borrowing capacity was reduced by $190 million at both December 31, 2019 and 2018, as a result of the Company pledging letters of credit for public deposits at each of those dates. Accordingly, the Company’s unused FHLB line of credit was $610 million at December 31, 2019 and $502 million at December 31, 2018.
The Company’s correspondent bank relationship allows the Company to purchase up to $35 million in federal funds on an overnight, unsecured basis (federal funds purchased). The Company had no borrowings outstanding under this line at December 31, 2019 or 2018.
The Company has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate). Based on the collateral owned by the Company as of December 31, 2019, the available line of credit was approximately $129 million. The Company had no borrowings outstanding under this line of credit at December 31, 2019 or 2018.
Note 10. Leases
The Company enters into leases in the normal course of business. As of December 31, 2019, the Company leased nine branch offices for which the land and buildings are leased and eight branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from January 2021 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 20.4 years as of December 31, 2019. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets.
Leases are classified as either operating or finance leases at the lease commencement date, and as previously noted, all of the Company's leases have been determined to be operating leases. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.29% as of December 31, 2019.
The right-of-use assets and lease liabilities were $19.7 million and $19.9 million as of December 31, 2019, respectively. Prior to 2019, the accounting standards did not require assets or liabilities to be recorded for operating leases.
Total operating lease expense charged to operations under all operating lease agreements was $2.6 million in 2019, $2.3 million in 2018, and $2.3 million in 2017.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2019 are as follows:

($ in thousands)
Year ending December 31:
2020	$2,422
2021	2,215
2022	1,851
2023	1,727
2024	1,570
Thereafter	19,564
Total undiscounted lease payments	29,349
Less effect of discounting	(9,494)
Present value of estimated lease payments (lease liability)	$19,855

Note 11. Employee Benefit Plans
401(k) Plan. The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code ("IRC"). New employees who have met the age requirement are automatically enrolled in the plan at a 5% deferral rate. The automatic deferral can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan, not to exceed IRC limits. For 2017, the Company contributed an amount equal to the sum of 1) 100% of the employee’s salary contributed up to 3% and 2) 50% of the employee’s salary contributed between 3% and 5%. For 2018 and 2019, the Company’s matching contribution equaled 100% of the employee’s salary contribution up to 6%. The Company’s matching contribution expense was $4.2 million, $3.6 million and $2.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Although discretionary contributions by the Company are permitted by the plan, the Company did not make any such contributions in 2019, 2018 or 2017. The Company’s matching and discretionary contributions are made according to the same investment elections each participant has established for their deferral contributions.
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
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. As discussed below, the contributions are invested to provide for benefits under the Pension Plan. The Company did not make any contributions to the Pension Plan in 2019, 2018 or 2017. The Company does not expect to contribute to the Pension Plan in 2020.
The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

($ in thousands)	2019	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$36,354	38,150	36,840
Service cost	—	—	—
Interest cost	1,482	1,312	1,449
Actuarial loss (gain)	5,492	(1,160)	1,941
Benefits paid	(1,736)	(1,948)	(2,080)
Benefit obligation at end of year	41,592	36,354	38,150
Change in plan assets
Plan assets at beginning of year	39,170	41,306	36,950
Actual return on plan assets	6,390	(188)	6,436
Employer contributions	—	—	—
Benefits paid	(1,736)	(1,948)	(2,080)
Plan assets at end of year	43,824	39,170	41,306

Funded status at end of year	$2,232	2,816	3,156

The accumulated benefit obligation related to the Pension Plan was $41,592,000, $36,354,000, and $38,150,000 at December 31, 2019, 2018, and 2017, respectively.
The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2019 and 2018 as it relates to the Pension Plan, excluding the related deferred tax assets.

($ in thousands)	2019	2018
Other assets	$2,232	2,816

The following table presents information regarding the amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) at December 31, 2019 and 2018, as it relates to the Pension Plan.

($ in thousands)	2019	2018
Net loss	$(3,721)	(4,034)
Prior service cost	—	—
Amount recognized in AOCI before tax effect	(3,721)	(4,034)
Tax benefit	855	943
Net amount recognized as decrease to AOCI	$(2,866)	(3,091)

The following table reconciles the beginning and ending balances of AOCI at December 31, 2019 and 2018, as it relates to the Pension Plan:

($ in thousands)	2019	2018
Accumulated other comprehensive loss at beginning of fiscal year	$(3,091)	(2,909)
Net loss arising during period	(664)	(143)
Amortization of unrecognized actuarial loss	977	34
Tax benefit of changes during the year, net	(88)	(73)
Accumulated other comprehensive loss at end of fiscal year	$(2,866)	(3,091)

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

($ in thousands)	2019	2018
Prepaid pension cost as of beginning of fiscal year	$6,851	7,082
Net periodic pension cost for fiscal year	(897)	(231)
Actual employer contributions	—	—
Prepaid pension asset as of end of fiscal year	$5,954	6,851

Net pension (income) cost for the Pension Plan included the following components for the years ended December 31, 2019, 2018, and 2017:

($ in thousands)	2019	2018	2017
Service cost – benefits earned during the period	$—	—	—
Interest cost on projected benefit obligation	1,482	1,312	1,449
Expected return on plan assets	(1,562)	(1,115)	(2,810)
Net amortization and deferral	977	34	244
Net periodic pension cost (income)	$897	231	(1,117)

The estimated net loss for the Pension Plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $930,000.
The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods, assuming the Pension Plan is operated on an ongoing basis.

($ in thousands)	Estimated benefit payments
Year ending December 31, 2020	$1,858
Year ending December 31, 2021	1,930
Year ending December 31, 2022	1,992
Year ending December 31, 2023	2,033
Year ending December 31, 2024	2,059
Years ending December 31, 2025-2029	10,870

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

The fair values of the Company’s pension plan assets at December 31, 2019, by asset category, were as follows:

($ in thousands)	Total Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$274	—	274	—

Investment funds
Fixed income funds	43,550	—	43,550	—
Total	$43,824	—	43,824	—
The fair values of the Company’s pension plan assets at December 31, 2018, by asset category, were as follows:

($ in thousands)	Total Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$267	—	267	—

Investment funds
Fixed income funds	38,903	—	38,903	—
Total	$39,170	—	39,170	—

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2019 and 2018.

-
Cash and cash equivalents: Valued at net asset value (“NAV”), which can be validated with a sufficient level of observable activity (i.e. purchases and sales at NAV), and therefore, the funds were classified within Level 2 of the fair value hierarchy.

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

The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2019	2018	2017
Change in benefit obligation
Projected benefit obligation at beginning of year	$5,794	5,970	5,910
Service cost	—	124	118
Interest cost	219	200	227
Actuarial (gain) loss	23	(102)	85
Benefits paid	(398)	(398)	(370)
Projected benefit obligation at end of year	5,638	5,794	5,970
Plan assets	—	—	—
Funded status at end of year	$(5,638)	(5,794)	(5,970)

The accumulated benefit obligation related to the SERP was $5,638,000, $5,794,000, and $5,970,000 at December 31, 2019, 2018, and 2017, respectively.
The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2019 and 2018 as it relates to the SERP, excluding the related deferred tax assets.

($ in thousands)	2019	2018
Other liabilities	$(5,638)	(5,794)

The following table presents information regarding the amounts recognized in AOCI at December 31, 2019 and 2018, as it relates to the SERP:

($ in thousands)	2019	2018
Net gain	$629	814
Prior service cost	—	—
Amount recognized in AOCI before tax effect	629	814
Tax expense	(145)	(190)
Net amount recognized as increase to AOCI	$484	624

The following table reconciles the beginning and ending balances of AOCI at December 31, 2019 and 2018, as it relates to the SERP:

($ in thousands)	2019	2018
Accumulated other comprehensive income (loss) at beginning of fiscal year	$624	457
Net (loss) gain arising during period	(22)	102
Prior service cost	—	—
Amortization of unrecognized actuarial gain	(163)	(13)
Amortization of prior service cost and transition obligation	—	—
Tax expense related to changes during the year, net	45	78
Accumulated other comprehensive income (loss) at end of fiscal year	$484	624

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2019	2018
Prepaid pension cost (liability) as of beginning of fiscal year	$(6,608)	(6,695)
Net periodic pension cost for fiscal year	(56)	(311)
Benefits paid	398	398
Prepaid pension cost (liability) as of end of fiscal year	$(6,266)	(6,608)

Net pension cost for the SERP included the following components for the years ended December 31, 2019, 2018, and 2017:

($ in thousands)	2019	2018	2017
Service cost – benefits earned during the period	$—	124	118
Interest cost on projected benefit obligation	219	200	227
Net amortization and deferral	(163)	(13)	(34)
Net periodic pension cost	$56	311	311

The estimated net gain for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $157,000.
The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2020	$330
Year ending December 31, 2021	327
Year ending December 31, 2022	323
Year ending December 31, 2023	319
Year ending December 31, 2024	315
Years ending December 31, 2025-2029	1,712

Applicable to both Plans
The components of net periodic benefit cost other than the service cost component are included in the line item "Other operating expenses" in the Consolidated Statements of Income.

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2019, 2018, and 2017:

	2019		2018		2017
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	4.08%	3.92%	3.46%	3.46%	3.97%	3.97%
Discount rate used to calculate end of year liability disclosures	3.03%	2.89%	4.08%	3.92%	3.46%	3.46%
Expected long-term rate of return on assets	4.08%	n/a	2.75%	n/a	7.75%	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

The Company’s discount rate policy for the Pension Plan is based on a calculation of the Company’s expected pension payments, with those payments discounted using the FTSE yield curve (formerly called the Citigroup Pension Index yield curve) that matches the specific expected cash flows of the Pension Plan. The discount rate policy for the SERP is to use the FTSE yield curve that matches the expected cash flows of the SERP.

For the year ended December 31, 2017, the Company used an expected long-term rate of return on assets assumption of 7.75%. The Company arrived at this rate based primarily on a third-party investment consulting firm’s historical analysis of investment returns, which indicated that the mix of the Pension Plan’s assets (generally 75% equities and 25% fixed income) could be expected to return approximately 7.75% on a long term basis.
As discussed previously, in 2018, the Company changed investment strategies, which resulted in the expected return on assets being adjusted to 2.75% for the year, which approximated the yield on the assets held for the year. In 2019, the liability-driven model adopted by the Company was in place for the full year, and the Company invested the Pension Plan's assets into investments that matched the duration and discount rate of the liabilities of the plan.
Note 12. Commitments, Contingencies, and Concentrations of Credit Risk
See Note 10 with respect to future obligations under operating leases.
In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the financial statements. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. Commitments may expire without being used. The following table presents the Company’s outstanding loan commitments at December 31, 2019 and December 31, 2018.

($ in thousands)	December 31, 2019			December 31, 2018
Type of Commitment	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Loan commitments	$263,775	123,169	386,944	206,756	175,254	382,010
Unused lines of credit	169,278	766,450	935,728	152,868	753,916	906,784
Total	$433,053	889,619	1,322,672	359,624	929,170	1,288,794

At December 31, 2019 and 2018, the Company had $12.0 million and $15.7 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a stand-alone obligation made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the standby letter of credit. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past two years, the Company has only had to honor a minimal amount of standby letters of credit, which have been or are being repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.
The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company.
The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of branch locations in 36 counties across all regions of North Carolina and three counties in northeastern South Carolina. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.
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
The Company’s investment portfolio consists principally of obligations of government-sponsored enterprises, mortgage-backed securities guaranteed by government-sponsored enterprises, corporate bonds, and general obligation municipal securities. The Company also holds stock with the Federal Reserve Bank and the Federal Home Loan Bank as a requirement for membership in the system. The following are the fair values at December 31, 2019 of securities to any one issuer/guarantor that exceed $5.0 million, with such amounts representing the maximum amount of credit risk that the Company would incur if the issuer did not repay the obligation.

($ in thousands) Issuer	Amortized Cost	Fair Value
Fannie Mae – mortgage-backed securities	$438,068	443,717
Ginnie Mae – mortgage-backed securities	172,220	174,486
Freddie Mac – mortgage-backed securities	162,124	163,366
Small Business Administration securities	26,400	26,100
Federal Reserve Bank - common stock	17,591	17,591
Federal Home Loan Bank of Atlanta - common stock	15,789	15,789
Federal Home Loan Bank System - bonds	15,000	15,004
Bank of America corporate bonds	7,000	7,219
Citigroup, Inc. corporate bonds	6,021	6,209
Goldman Sachs Group Inc. corporate bond	5,055	5,199
JP Morgan Chase corporate bond	5,013	5,153
Federal Farm Credit Bank – bond	5,000	5,005

The Company also periodically invests in limited partnerships, limited liability companies (“LLCs”), and other privately held companies. As of December 31, 2019, the Company had a remaining funding commitments of $2.7 million related to these investments.
The Company primarily places its deposits and correspondent accounts with the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, and Pacific Coast Bankers Bank (“PCBB”). At December 31, 2019, the Company had deposits in the Federal Home Loan Bank of Atlanta totaling $22.3 million, deposits of $118.6 million in the Federal Reserve Bank, and deposits of $2.8 million in PCBB. None of the deposits held at the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank are FDIC-insured, however the Federal Reserve Bank is a government entity and therefore risk of loss is minimal. The deposits held at PCBB are FDIC-insured up to $250,000.
Note 13. Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:
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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2019.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$20,009	—	20,009	—
Mortgage-backed securities	767,285	—	767,285	—
Corporate bonds	34,651	—	34,651	—
Total available for sale securities	$821,945	—	821,945	—

Presold mortgages in process of settlement	$19,712	19,712	—	—

Nonrecurring
Impaired loans	$16,215	—	—	16,215
Foreclosed real estate	1,830	—	—	1,830
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2018.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$82,662	—	82,662	—
Mortgage-backed securities	385,551	—	385,551	—
Corporate bonds	33,138	—	33,138	—
Total available for sale securities	$501,351	—	501,351	—

Presold mortgages in process of settlement	$4,279	4,279	—	—

Nonrecurring
Impaired loans	$13,071	—	—	13,071
Foreclosed real estate	7,440	—	—	7,440

The following is a description of the valuation methodologies used for instruments measured at fair value.
Presold Mortgages in Process of Settlement - The fair value is based on the committed price that an investor has agreed to pay for the loan and is considered a Level 1 input.
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
For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans - valued at collateral value	$10,718	Appraised value	Discounts applied for estimated costs to sell	10%
Impaired loans - valued at PV of expected cash flows	$5,497	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	4-11% (6.50%)
Foreclosed real estate	1,830	Appraised value	Discounts for estimated costs to sell	10%
For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired loans	$13,071	Appraised value; PV of expected cash flows	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0-10%
Foreclosed real estate	7,440	Appraised value; List or contract price	Discounts to reflect current market conditions and estimated costs to sell	0-10%

The carrying amounts and estimated fair values of financial instruments not carried at fair value as of December 31, 2019 and 2018 are as follows:

		December 31, 2019		December 31, 2018
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$64,519	64,519	56,050	56,050
Due from banks, interest-bearing	Level 1	166,783	166,783	406,848	406,848
Securities held to maturity	Level 2	67,932	68,333	101,237	99,906
Total loans, net of allowance	Level 3	4,432,068	4,407,610	4,228,025	4,181,139
Accrued interest receivable	Level 1	16,648	16,648	16,004	16,004
Bank-owned life insurance	Level 1	104,441	104,441	101,878	101,878
SBA Servicing Asset	Level 3	5,383	5,649	4,419	4,617

Deposits	Level 2	4,931,355	4,930,751	4,659,339	4,653,522
Borrowings	Level 2	300,671	295,399	406,609	402,556
Accrued interest payable	Level 2	2,154	2,154	1,976	1,976

Note 14. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $2,270,000, $1,569,000 and $1,095,000 for the years ended December 31, 2019, 2018, and 2017, respectively. The Company recognized $522,000, $367,000, and $405,000 of income tax benefits related to stock-based compensation expense in the income statement for the years ended December 31, 2019, 2018, and 2017, respectively.
At December 31, 2019, the sole equity-based compensation place for the Company is the First Bancorp 2014 Equity Plan (the "Equity Plan), which was approved by shareholders on May 8, 2014. As of December 31, 2019, the Equity Plan had 632,726 shares remaining available for grant.
The Equity Plan is intended to serve as a means to attract, retain and motivate key employees and directors and to associate the interests of the plans’ participants with those of the Company and its shareholders. The Equity Plan allows for both grants of stock options and other types of equity-based compensation, including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.
Recent equity awards to employees have been in the form of shares of restricted stock with service vesting conditions only. Compensation expense for these grants is recorded over the requisite service periods. Upon forfeiture, any previously recognized compensation cost is reversed. Upon a change in control (as defined in the plan), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.
Certain of the Company’s equity grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for each incremental award. Compensation expense is based on the estimated number of stock options and awards that will ultimately vest. Over the past five years, there have been insignificant amounts of forfeitures, and therefore the Company assumes that all awards granted with service conditions only will vest. The Company issues new shares of common stock when options are exercised.
In addition to employee equity awards, the Company's practice is to grant common shares, valued at approximately $32,000, to each non-employee director (currently 10 in total) in June of each year. Compensation expense associated with these director awards is recognized on the date of the award since there are no vesting conditions. On June 1, 2019, the Company granted 9,030 shares of common stock to non-employee directors (903 shares per director), at a fair market value of $35.41 per share, which was the closing price of the Company’s common stock on that date, which resulted in $320,000 in expense. On June 1, 2018, the Company granted 8,393 shares of common stock to non-employee directors (763 shares per director), at a fair market value of $41.93 per share, which was the closing price of the Company’s common stock on that date, which resulted in $352,000 in expense. The expense associated with director grants is classified as "other operating expense" in the Consolidated Statements of Income.

The following table presents information regarding the activity during 2017, 2018, and 2019 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
Nonvested at January 1, 2017	91,790	$18.65

Granted during the period	48,322	31.05
Vested during the period	(28,514)	20.05
Forfeited or expired during the period	(8,535)	18.34

Nonvested at December 31, 2017	103,063	$24.08

Granted during the period	66,060	40.04
Vested during the period	(35,703)	22.82
Forfeited or expired during the period	(4,169)	29.99

Nonvested at December 31, 2018	129,251	$32.39

Granted during the period	82,826	36.36
Vested during the period	(51,757)	25.02
Forfeited or expired during the period	(954)	41.93

Nonvested at December 31, 2019	159,366	$36.79

Total unrecognized compensation expense as of December 31, 2019 amounted to $3,100,000 with a weighted average remaining term of 2.0 years. The Company expects to record $1,740,000 of compensation expense in the next twelve months related to these nonvested awards that are outstanding at December 31, 2019.
Prior to 2010, stock options were the primary form of stock-based compensation utilized by the Company. At December 31, 2019, there were no stock options outstanding.

The following table presents information regarding the activity since January 1, 2017 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2017	59,948	$17.18

Granted	—	—
Exercised	(21,259)	19.16		$236,584
Forfeited	—	—
Expired	—	—

Balance at December 31, 2017	38,689	$16.09

Granted	—	—
Exercised	(29,689)	16.61		$659,743
Forfeited	—	—
Expired	—	—

Balance at December 31, 2018	9,000	$14.35

Granted	—	—
Exercised	(9,000)	14.35		$203,963
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2019	—	$—	—	$—

Exercisable at December 31, 2019	—	$—	—	$—

In 2019, 2018 and 2017, the Company received $129,000, $324,000 and $287,000, respectively, as a result of stock option exercises.
Note 15. Regulatory Restrictions
The Company is regulated by the Board of Governors of the FRB and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the FRB and the North Carolina Commissioner of Banks.
The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized.”) As of December 31, 2019, approximately $587,400,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.
The average reserve balance maintained by the Bank under the requirements of the FRB was approximately $3,802,000 for the year ended December 31, 2019.
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
In 2013, the FRB approved final rules implementing the Basel Committee on Banking Supervision capital guidelines, referred to a “Basel III.” The final rules established a new “Common Equity Tier I” ratio; new higher capital ratio requirements, including a capital conservation buffer; narrowed the definitions of capital; imposed new operating restrictions on banking organizations with insufficient capital buffers; and increased the risk weighting of certain assets. The final rules became effective January 1, 2015 for the Company. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk weighted assets, and increased each year until fully implemented at 2.5% in January 1, 2019. The capital conservation buffer requirement at December 31, 2019 was 2.5%.
As of December 31, 2019, the capital standards require the Company to maintain minimum ratios of “Common Equity Tier I” capital to total risk-weighted assets, “Tier I” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common Equity Tier I capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier I capital is comprised of Common Equity Tier I capital plus Additional Tier I Capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.
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
In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as “well capitalized,” which are presented with the minimum ratios, the Company’s ratios and the Bank’s ratios as of December 31, 2019 and 2018 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework. There are no conditions or events since that notification that management believes have changed the Company’s classification.

	Actual		Fully Phased-In Regulatory Guidelines Minimum		To Be Well Capitalized Under Current Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2019
Common Equity Tier I Capital Ratio
Company	$610,642	13.28%	$321,994	7.00%	$ N/A	N/A
Bank	661,234	14.38%	321,866	7.00%	298,875	6.50%
Total Capital Ratio
Company	684,931	14.89%	482,991	10.50%	N/A	N/A
Bank	683,178	14.86%	482,799	10.50%	459,808	10.00%
Tier I Capital Ratio
Company	662,987	14.41%	390,993	8.50%	N/A	N/A
Bank	661,234	14.38%	390,837	8.50%	367,846	8.00%
Leverage Ratio
Company	662,987	11.19%	236,904	4.00%	N/A	N/A
Bank	661,234	11.17%	236,700	4.00%	295,875	5.00%

As of December 31, 2018
Common Equity Tier I Capital Ratio
Company	$535,566	12.28%	$305,287	7.00%	$ N/A	N/A
Bank	586,053	13.44%	305,163	7.00%	283,366	6.50%
Total Capital Ratio
Company	609,428	13.97%	457,930	10.50%	N/A	N/A
Bank	607,717	13.94%	457,745	10.50%	435,948	10.00%
Tier I Capital Ratio
Company	587,764	13.48%	370,705	8.50%	N/A	N/A
Bank	586,053	13.44%	370,555	8.50%	348,758	8.00%
Leverage Ratio
Company	587,764	10.47%	224,014	4.00%	N/A	N/A
Bank	586,053	10.45%	224,406	4.00%	280,508	5.00%

Note 16. Supplementary Income Statement Information
Components of other noninterest income/expense exceeding 1% of total income for any of the years ended December 31, 2019, 2018, and 2017 are as follows:

($ in thousands)	2019	2018	2017
Other service charges, commissions, and fees – interchange fees, net (1)	$13,814	11,995
Other service charges, commissions, and fees – interchange fees, gross (1)			11,454

Other operating expenses – dues and subscriptions (includes software subscriptions)	4,250	3,431	1,889
Other operating expenses – data processing expense	3,130	3,234	2,910
Other operating expenses – telephone and data line expense	3,057	3,024	2,470
Other operating expenses – marketing	2,727	3,065	2,549
Other operating expenses – stationery and supplies	1,830	2,582	2,399
Other operating expenses – outside consultants	1,508	1,820	2,511
Other operating expenses – FDIC insurance expense	344	2,333	2,350
Other operating expenses – interchange expense, gross (1)			2,797

(1) With the Company's adoption of ASC 606 on January 1, 2018, interchange fees began to be presented on a net basis (interchange income is offset with interchange expense) - see Note 21 for more information.

Note 17. Condensed Parent Company Information
Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2019	2018
Assets
Cash on deposit with bank subsidiary	$2,014	5,544
Investment in wholly-owned subsidiaries, at equity	904,924	816,648
Premises and Equipment	7	7
Other assets	5,642	—
Total assets	912,587	822,199

Liabilities and shareholders’ equity
Trust preferred securities	54,049	53,902
Other liabilities	6,137	4,067
Total liabilities	60,186	57,969

Shareholders’ equity	852,401	764,230

Total liabilities and shareholders’ equity	$912,587	822,199

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2019	2018	2017
Dividends from wholly-owned subsidiaries	$29,800	15,525	52,732
Earnings of wholly-owned subsidiaries, net of dividends	65,555	77,050	(4,793)
Interest expense	(2,648)	(2,498)	(1,867)
All other income and expenses, net	(661)	(788)	(100)
Net income	$92,046	89,289	45,972

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2019	2018	2017
Operating Activities:
Net income	$92,046	89,289	45,972
(Equity in undistributed earnings of subsidiaries) Excess of dividends over earnings of subsidiaries	(65,555)	(77,050)	4,793
(Increase) decrease in other assets	(5,850)	(13)	283
Increase (decrease) in other liabilities	64	146	(67)
Total – operating activities	20,705	12,372	50,981

Investing Activities:
Downstream cash investment to subsidiary	—	—	(9,000)
Note receivable proceeds received	—	—	3,054
Proceeds from sales of investments	—	—	174
Net cash paid in acquisitions	—	—	(37,664)
Total - investing activities	—	—	(43,436)

Financing Activities:
Payment of common stock cash dividends	(13,662)	(11,281)	(7,596)
Repurchases of common stock	(10,000)	—	—
Proceeds from issuance of common stock	129	324	287
Stock withheld for payment of taxes	(702)	(406)	(231)
Total - financing activities	(24,235)	(11,363)	(7,540)
Net (decrease) increase in cash	(3,530)	1,009	5
Cash, beginning of year	5,544	4,535	4,530
Cash, end of year	$2,014	5,544	4,535

Note 18. Shareholders’ Equity
Rabbi Trust Obligation
With the acquisition of Carolina Bank in March 2017, the Company assumed a deferred compensation plan for certain members of Carolina Bank’s board of directors that is fully funded by Company stock, which was valued at $7.7 million on the date of acquisition. Subsequent to the acquisition in 2017, approximately $5.1 million of the deferred compensation has been paid to the plan participants. The balances of the related asset and liability were each $2.6 million and $3.2 million at December 31, 2019 and December 31, 2018, respectively, both of which are presented as components of shareholders’ equity.
Equity Issuance

On May 5, 2016, the Company acquired SBA Complete, Inc. (“SBA Complete”), a firm that provides services to financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. Per the terms of the acquisition agreement, the former owners of SBA Complete were eligible for a contingent earn-out payment to be paid in shares of Company stock based on achieving predetermined profitability goals over a cumulative three year period. The Company initially valued the earn-out at $3.0 million and adjusted the value quarterly thereafter based on updated estimates. On May 5, 2019, the three year earn-out period concluded, and based on the terms of the earn-out, the Company issued 78,353 shares of common stock with a value of $3.1 million, which increased shareholders' equity and decreased a previously recorded liability.

Stock Repurchases

During 2019, the Company repurchased approximately 282,000 shares of the Company’s common stock at an average price of $35.51, which totaled $10 million, under a $25 million repurchase authorization publicly announced in February 2019. In November 2019, the Board of Directors announced a share repurchase authorization of up to $40 million, which expires on December 31, 2020 and replaces the prior authorization. Depending on market conditions, the Company may repurchase shares up to that limit during 2020.

Note 19. Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For Years Ended December 31,
	2019			2018			2017
($ in thousands except per share amounts)	Income (Numer-ator)	Shares (Denom-inator)	Per Share Amount	Income (Numer-ator)	Shares (Denom-inator)	Per Share Amount	Income (Numer-ator)	Shares (Denom-inator)	Per Share Amount
Basic EPS:
Net income	$92,046			$89,289			$45,972
Less: income allocated to participating securities	$(450)			$—			$—
Basic EPS per common share	$91,596	29,547,851	$3.10	$89,289	29,566,259	$3.02	$45,972	25,210,606	$1.82

Diluted EPS:
Net income	$92,046	29,547,851		$89,289	29,566,259		$45,972	25,210,606
Effect of Dilutive Securities	—	172,648		—	141,172		—	80,776
Diluted EPS per common share	$92,046	29,720,499	$3.10	$89,289	29,707,431	$3.01	$45,972	25,291,382	$1.82

For the years ended December 31, 2019, 2018, and 2017, there were no options that were anti-dilutive.

Note 20. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Unrealized gain (loss) on securities available for sale	$9,743	(12,390)	(2,211)
Deferred tax (liability) asset	(2,239)	2,896	517
Net unrealized gain (loss) on securities available for sale	7,504	(9,494)	(1,694)

Postretirement plans asset (liability)	(3,092)	(3,220)	(3,200)
Deferred tax asset (liability)	711	753	748
Net postretirement plans asset (liability)	(2,381)	(2,467)	(2,452)

Total accumulated other comprehensive income (loss)	$5,123	(11,961)	(4,146)

The following table discloses the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance at January 1, 2017	$(1,947)	(3,160)	(5,107)

Other comprehensive income before reclassifications	405	1,008	1,413
Amounts reclassified from accumulated other comprehensive income	148	136	284
Net current-period other comprehensive income	553	1,144	1,697
Reclassification of accumulated other comprehensive income to retained earnings due to statutory tax changes	(300)	(436)	(736)

Ending balance at December 31, 2017	(1,694)	(2,452)	(4,146)

Other comprehensive loss before reclassifications	(7,800)	(31)	(7,831)
Amounts reclassified from accumulated other comprehensive income	—	16	16
Net current-period other comprehensive loss	(7,800)	(15)	(7,815)

Ending balance at December 31, 2018	(9,494)	(2,467)	(11,961)

Other comprehensive income (loss) before reclassifications	17,073	(528)	16,545
Amounts reclassified from accumulated other comprehensive income	(75)	614	539
Net current-period other comprehensive income	16,998	86	17,084

Ending balance at December 31, 2019	$7,504	(2,381)	5,123

Amounts reclassified from accumulated other comprehensive income for Unrealized Gain (Loss) on Securities Available for Sale represent realized securities gains or losses, net of tax effects. Amounts reclassified from accumulated other comprehensive income for Postretirement Plans Asset (Liability) represent amortization of amounts included in Accumulated Other Comprehensive Income, net of taxes, and are recorded in the "Other operating expenses" line item of the Consolidated Statements of Income.
Note 21. Revenue from Contracts with Customers
All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for years ended December 31, 2019, 2018, and 2017. Items outside the scope of ASC 606 are noted as such.

	For the Years Ended December 31,
($ in thousands)	2019	2018	2017
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$12,970	12,690	11,862
Other service charges, commissions, and fees:
Interchange income	13,814	11,995	11,454
Other fees	5,667	4,493	2,949
Commissions from sales of insurance and financial products:
Insurance income	5,289	6,038	3,148
Wealth management income	3,206	2,693	2,152
SBA consulting fees	3,872	4,675	4,024
Noninterest income (in-scope of Topic 606)	44,818	42,584	35,589
Noninterest income (out-of-scope of Topic 606)	14,711	16,358	13,643
Total noninterest income	$59,529	58,942	49,232

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
Other service charges, commissions, and fees: The Company earns interchange income on its customers’ debit and credit card usage and earns fees from other services utilized by its customers. Interchange income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as MasterCard. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange expenses were presented on a gross basis prior to the adoption of ASC 606 and are presented on a net basis in 2018 and 2019. The 2018 income for this item was originally reported on a gross basis, but is presented net of $2.6 million in interchange expenses in these financial statements. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, ATM surcharge fees, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
First Bancorp
Southern Pines, North Carolina
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of First Bancorp and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 1 and 4 to the Company's consolidated financial statements, the Company had a gross loan portfolio of approximately $4.5 billion and related allowance for loan losses of approximately $21.4 million as of December 31, 2019. The allowance for loan losses includes a reserve for loans collectively evaluated for impairment of approximately $17.6 million and loans individually evaluated for impairment of approximately $3.8 million. In calculating the collectively evaluated component of the allowance for loan losses, management considers both quantitative and qualitative loss factors. The evaluation of the qualitative loss factors involves subjective estimates and assumptions, which require a high degree of management’s judgment. These estimates and assumptions are affected by changes in loan growth, evaluation of the loan portfolio, current economic conditions, historical loan loss experience and other risk factors. Changes in these assumptions could have a material effect on the Company’s financial results.

We identified management’s evaluation of the qualitative loss factors within the collectively evaluated component of the allowance for loan losses as a critical audit matter. Management’s assessment of the qualitative loss factors for collectively evaluated loans requires significant judgments related to current economic conditions, including local, state, and national economic outlook, trends in loan volume, mix and size of loans, levels and trends of delinquencies, industry concentrations, changes in property values, and credit administration practices. Auditing these judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of internal controls over management’s review of the qualitative risk factors, and the resulting reserve for loans collectively evaluated for impairment, including controls related to: (i) the accuracy of data inputs used in the determination of adjustments made to the qualitative loss factors, and (ii) management’s review of the conclusions reached related to the qualitative loss factors and the resulting allocation to the allowance.

•
Assessing the appropriateness and the reasonableness of assumptions related to current economic conditions, evaluation of the loan portfolio and other risk factors used in forming the qualitative risk factors for collectively evaluated loans and determining whether such assumptions were relevant, reliable, and reasonable for the purpose used.

•
Evaluating the reasonableness of assumptions and data used by management in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2019.

Raleigh, North Carolina
February 28, 2020

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
First Bancorp
Southern Pines, North Carolina
Opinion on Internal Control over Financial Reporting
We have audited First Bancorp and subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Raleigh, North Carolina
February 28, 2020

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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on Management’s evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2019.
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
BDO USA, LLP, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2019, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2019, as stated in their report, which is included in Item 8 hereof.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2019 that were reasonably likely to materially affect our internal control over financial reporting.
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
Additional Information Regarding the Registrant’s Equity Compensation Plans
At December 31, 2019, the Company had one equity-based compensation plan, under which new grants of equity-based awards are possible.
The following table presents information as of December 31, 2019 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity-based compensation plan. At December 31, 2019, the Company had no warrants or stock appreciation rights outstanding under any compensation plans.

	As of December 31, 2019
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	$—	632,726
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	632,726
_________________
(1) Consists of the Company’s 2014 Equity Plan, which is currently in effect.
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

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 9, 2018, and are incorporated herein by reference.
4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.
4.b	Description of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.a
Form of Indemnification Agreement between the Company and its Directors and Officers was filed as Exhibit 10.a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and is incorporated herein by reference.

10.b
First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10.b to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, and is incorporated herein by reference. (*)

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

21	List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm, Elliott Davis, PLLC
23.2	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

___________________

(b)	Exhibits - see (a)(3) above.
(c)	No financial statement schedules are filed herewith.
Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southern Pines, and State of North Carolina, on the 28th day of February 2020.

First Bancorp
By: /s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers
/s/ Richard H. Moore	/s/ Eric P. Credle
Richard H. Moore Chief Executive Officer	Eric P. Credle EVP / Chief Financial Officer
February 28, 2020	(Principal Accounting Officer)
February 28, 2020

Board of Directors
/s/ James C. Crawford, III	/s/ Richard H. Moore
James C. Crawford, III Chairman of the Board Director	Richard H. Moore Director
February 28, 2020
February 28, 2020

/s/ Daniel T. Blue, Jr.	/s/ Thomas F. Phillips
Daniel T. Blue, Jr. Director	Thomas F. Phillips Director
February 28, 2020	February 28, 2020

/s/ Mary Clara Capel	/s/ O. Temple Sloan, III
Mary Clara Capel Director	O. Temple Sloan, III Director
February 28, 2020	February 28, 2020

/s/ Suzanne DeFerie	/s/ Frederick L. Taylor II
Suzanne DeFerie Director	Frederick L. Taylor II Director
February 28, 2020	February 28, 2020

/s/ Abby J. Donnelly	/s/ Virginia C. Thomasson
Abby J. Donnelly Director	Virginia C. Thomasson Director
February 28, 2020	February 28, 2020

/s/ John B. Gould	/s/ Dennis A. Wicker
John B. Gould Director	Dennis A. Wicker Director
February 28, 2020	February 28, 2020

/s/ Michael G. Mayer
Michael G. Mayer Director
February 28, 2020