Form 10-Q
period 2020-03-31
FIRST BANCORP /NC/
filed 2020-05-08
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on April 30, 2020 was 29,040,827.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index

FORWARD-LOOKING STATEMENTS
Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2019 Annual Report on Form 10-K.

Index

Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands)	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Cash and due from banks, noninterest-bearing	$93,666	64,519
Due from banks, interest-bearing	282,683	166,783
Total cash and cash equivalents	376,349	231,302

Securities available for sale	806,470	821,945
Securities held to maturity (fair values of $62,385 and $68,333)	61,303	67,932

Presold mortgages in process of settlement	14,861	19,712
SBA Loans held for sale	18,449	—

Loans	4,552,708	4,453,466
Allowance for loan losses	(24,498)	(21,398)
Net loans	4,528,210	4,432,068

Premises and equipment	113,669	114,859
Operating right-of-use lease assets	19,347	19,669
Accrued interest receivable	15,767	16,648
Goodwill	234,368	234,368
Other intangible assets	15,461	17,217
Foreclosed properties	3,487	3,873
Bank-owned life insurance	105,083	104,441
Other assets	63,234	59,605
Total assets	$6,376,058	6,143,639

LIABILITIES
Deposits: Noninterest bearing checking accounts	$1,580,849	1,515,977
Interest bearing checking accounts	922,985	912,784
Money market accounts	1,224,414	1,173,107
Savings accounts	431,377	424,415
Time deposits of $100,000 or more	639,762	649,947
Other time deposits	245,601	255,125
Total deposits	5,044,988	4,931,355
Borrowings	402,185	300,671
Accrued interest payable	2,100	2,154
Operating lease liabilities	19,578	19,855
Other liabilities	45,009	37,203
Total liabilities	5,513,860	5,291,238

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 29,040,827 and 29,601,264 shares	410,236	429,514
Retained earnings	430,709	417,764
Stock in rabbi trust assumed in acquisition	(2,602)	(2,587)
Rabbi trust obligation	2,602	2,587
Accumulated other comprehensive income (loss)	21,253	5,123
Total shareholders’ equity	862,198	852,401
Total liabilities and shareholders’ equity	$6,376,058	6,143,639
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended March 31,
	2020	2019
INTEREST INCOME
Interest and fees on loans	$55,297	53,960
Interest on investment securities:
Taxable interest income	5,474	4,737
Tax-exempt interest income	164	337
Other, principally overnight investments	1,098	2,701
Total interest income	62,033	61,735

INTEREST EXPENSE
Savings, checking and money market accounts	2,359	2,009
Time deposits of $100,000 or more	2,924	3,178
Other time deposits	490	390
Borrowings	1,501	2,797
Total interest expense	7,274	8,374

Net interest income	54,759	53,361
Provision for loan losses	5,590	500
Net interest income after provision for loan losses	49,169	52,861

NONINTEREST INCOME
Service charges on deposit accounts	3,337	2,945
Other service charges, commissions and fees	4,069	4,506
Fees from presold mortgage loans	1,841	545
Commissions from sales of insurance and financial products	2,068	2,029
SBA consulting fees	1,027	1,263
SBA loan sale gains	647	2,062
Bank-owned life insurance income	642	646
Other gains (losses), net	74	82
Total noninterest income	13,705	14,078

NONINTEREST EXPENSES
Salaries expense	20,110	18,965
Employee benefits expense	4,547	4,588
Total personnel expense	24,657	23,553
Occupancy expense	2,958	2,754
Equipment related expenses	1,145	1,369
Merger and acquisition expenses	—	110
Intangibles amortization expense	1,055	1,332
Foreclosed property losses, net	159	245
Other operating expenses	10,102	9,411
Total noninterest expenses	40,076	38,774

Income before income taxes	22,798	28,165
Income tax expense	4,618	5,880

Net income	$18,180	22,285

Earnings per common share:
Basic	$0.62	0.75
Diluted	0.62	0.75

Dividends declared per common share	$0.18	0.12

Weighted average common shares outstanding:
Basic	29,230,788	29,587,217
Diluted	29,399,114	29,743,395
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

($ in thousands-unaudited)	Three Months Ended March 31,
	2020	2019
Net income	$18,180	22,285
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	20,765	5,903
Tax (expense) benefit	(4,772)	(1,380)
Postretirement Plans:
Amortization of unrecognized net actuarial loss	178	228
Tax benefit	(41)	(54)
Other comprehensive income (loss)	16,130	4,697
Comprehensive income	$34,310	26,982
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended March 31, 2019
Balances, January 1, 2019	29,725	$434,453	341,738	(3,235)	3,235	(11,961)	764,230

Net income			22,285				22,285
Cash dividends declared ($0.12 per common share)			(3,568)				(3,568)
Change in Rabbi Trust Obligation				(10)	10		—
Stock withheld for payment of taxes	(3)	(91)					(91)
Stock-based compensation	24	586					586
Other comprehensive income (loss)						4,697	4,697

Balances, March 31, 2019	29,746	$434,948	360,455	(3,245)	3,245	(7,264)	788,139

Three Months Ended March 31, 2020
Balances, January 1, 2020	29,601	$429,514	417,764	(2,587)	2,587	5,123	852,401

Net income			18,180				18,180
Cash dividends declared ($0.18 per common share)			(5,235)				(5,235)
Change in Rabbi Trust Obligation				(15)	15		—
Stock repurchases	(576)	(20,000)					(20,000)
Stock-based compensation	16	722					722
Other comprehensive income (loss)						16,130	16,130

Balances, March 31, 2020	29,041	$410,236	430,709	(2,602)	2,602	21,253	862,198

See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

($ in thousands-unaudited)	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$18,180	22,285
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	5,590	500
Net security premium amortization	804	459
Loan discount accretion	(1,841)	(1,419)
Other purchase accounting accretion and amortization, net	14	(13)
Foreclosed property losses and write-downs, net	159	245
Other gains	(74)	(82)
Decrease (increase) in net deferred loan costs	320	(325)
Depreciation of premises and equipment	1,563	1,468
Amortization of operating lease right-of-use assets	496	475
Repayments of lease obligations	(452)	(455)
Stock-based compensation expense	513	403
Amortization of intangible assets	1,055	1,332
Amortization of SBA servicing assets	918	299
Fees/gains from sale of presold mortgages and SBA loans	(2,488)	(2,607)
Origination of presold mortgage loans in process of settlement	(48,143)	(19,025)
Proceeds from sales of presold mortgage loans in process of settlement	54,764	20,506
Origination of SBA loans for sale	(36,081)	(38,329)
Proceeds from sales of SBA loans	16,031	30,678
Decrease (increase) in accrued interest receivable	881	(512)
Increase in other assets	(1,738)	(4,493)
(Decrease) increase in accrued interest payable	(54)	365
Increase in other liabilities	3,255	5,254
Net cash provided by operating activities	13,672	17,009

Cash Flows From Investing Activities
Purchases of securities available for sale	(9,423)	(161,892)
Purchases of securities held to maturity	(3,624)	—
Proceeds from maturities/issuer calls of securities available for sale	45,037	29,313
Proceeds from maturities/issuer calls of securities held to maturity	10,075	10,098
Purchases of FRB and FHLB stock, net	(4,572)	(308)
Net increase in loans	(95,680)	(45,018)
Proceeds from sales of foreclosed properties	889	1,513
Purchases of premises and equipment	(1,321)	(1,450)
Proceeds from sales of premises and equipment	189	279
Net cash used by investing activities	(58,430)	(167,465)

Cash Flows From Financing Activities
Net increase in deposits	113,664	137,957
Net increase (decrease) in short-term borrowings	(48,000)	—
Proceeds from long-term borrowings	150,000	—
Payments on long-term borrowings	(531)	(529)
Cash dividends paid – common stock	(5,328)	(2,972)
Repurchases of common stock	(20,000)	—
Payment of taxes related to stock withheld	—	(91)
Net cash provided by financing activities	189,805	134,365

Increase (decrease) in cash and cash equivalents	145,047	(16,091)
Cash and cash equivalents, beginning of period	231,302	462,898

Cash and cash equivalents, end of period	$376,349	446,807

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$7,328	8,009
Cash paid during the period for income taxes	20	103
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	15,993	4,523
Non-cash: Foreclosed loans transferred to other real estate	662	708
Non-cash: Initial recognition of operating lease right-of-use assets	—	19,406
Non-cash: Initial recognition of operating lease liabilities	—	19,406
See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Period Ended March 31, 2020
Note 1 - Basis of Presentation and Risks and Uncertainties
Basis of Presentation
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2020, the consolidated results of operations for the three months ended March 31, 2020 and 2019, and the consolidated cash flows for the three months ended March 31, 2020 and 2019. All such adjustments were of a normal, recurring nature. Reference is made to the 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.
Risks and Uncertainties
The coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering-in-place policies have and may continue to impact many of the Company’s customers. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees and communities during this difficult time. The Company has given hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encourages customers to reach out for assistance to support their individual circumstances.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, which the Company has applied, modifications deemed to be COVID-19-related would not be considered a troubled debt restructuring (“TDR”) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification would not meet the requirements under accounting principles generally accepted in the United States of America to be a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. Under these terms, as of March 31, 2020, the Company had processed payment deferrals for 315 loans with an aggregate loan balance of $120 million. Through April 30, 2020, the number of deferrals increased to 1,269 with an aggregate loan balance of $647 million. These deferrals were generally no more than 90 days in duration.
Additionally, the Company is a lender for the Small Business Administration's (“SBA”) Paycheck Protection Program ("PPP"), a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic and may be a lender for programs created in the future. These programs are new and their effects on the Company’s business are uncertain. In April and early May 2020, the Company approved 2,799 PPP loans totaling approximately $249.5 million under the allocation approved by Congress, of which $208.0 million had been funded at May 6, 2020.
The Company identified several loan portfolio categories totaling approximately $553 million that it considered to be most “at-risk” from the COVID-19 pandemic, including hotels, restaurants, retail stores, travel accommodations, child care facilities, arts and entertainment, barber shops and beauty salons, car and boat dealers, and mini-storage facilities, as well as all credit cards. As a result of the analysis, the Company recorded an approximately $4.3 million COVID-19 related provision for loan losses, which brought the total provision for loan losses to $5.6 million for the three months ended March 31, 2020. The amount was determined as if the risk grades for the loans in these portfolios had been adjusted downwards and then applying the historical loss rates associated with those risk grades.

Index

In a period of economic contraction, additional loan losses and lost interest income may occur, either in the industries previously noted or others to which the Company has exposure.  The Company continues to accrue interest on loans modified in accordance with the CARES Act.  To the extent those borrowers are unable to resume normal contractual payments, the Company could experience additional losses of principal and interest.
Note 2 – Accounting Policies
Accounting Standards:
Note 1 to the 2019 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and a discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.
SBA Loans Held for Sale - SBA Loans Held for Sale represent the guaranteed portion of SBA loans that the Company intends to sell in the near future. These loans are carried at the lower of cost or market as determined on an individual loan basis.
Accounting Standards Adopted in 2020
In January 2017, the FASB amended the Goodwill and Other Intangibles topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. The amount of goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirements for the technical corrections were effective for the Company on January 1, 2020 and the adoption of this amendment did not have a material effect on the Company's financial statements. The Company's policy is to test goodwill for impairment annually on October 31 or on an interim basis if an event triggering impairment may have occurred. During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis. Under the new simplified guidance, the Company determined that none of it's goodwill was impaired as of March 31, 2020. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.
In August 2018, the FASB amended the Fair Value Measurement Topic of the Accounting Standards Codification. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments were effective on January 1, 2020. These amendments did not have a material effect on the Company's financial statements.
In March 2019, the FASB issued guidance to address concerns companies had raised about an accounting exception they would lose when assessing the fair value of underlying assets under the leases standard and clarify that lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new standard. The amendments were effective for the Company on January 1, 2020 and their adoption did not have a material effect on its financial statements.
Accounting Standards Pending Adoption
In June 2016, the FASB issued guidance to change the accounting for credit losses. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit losses" and record an allowance that, when deducted from the amortized cost basis of the financial assets, presents the net amount expected to be collected on the financial assets.  In May 2019, the FASB issued additional guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of the CECL model. The Company does not expect to elect this option. The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts. Except as discussed below, the Company would have applied the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, which, for the Company, is January 1, 2020, with future adjustments to credit loss

Index

expectations recorded through the income statement as charges or credits to earnings. In the first quarter of 2020, in response to the COVID-19 pandemic, the CARES Act was enacted by the United States Congress and signed by the President. This CARES Act included an election to defer the implementation of CECL until the earlier of the cessation of the national emergency, or December 31, 2020. The Company is prepared for CECL implementation but elected to defer its effective date, as permitted by the CARES Act, because of the challenges associated with developing a reliable forecast of losses that may result from the unprecedented COVID-19 pandemic. Upon the adoption of CECL, the Company expects its allowance for credit losses related to all financial assets will increase to approximately $40-$44 million as of January 1, 2020 compared to its allowance for loan losses at December 31, 2019 of approximately $21 million. As noted above, this initial impact will be reflected as a cumulative-effect adjustment to retained earnings.
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
In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
See Note 1 regarding temporary provisions of the Coronavirus Aid Relief, and Economic Security Act (CARES Act) related to loans.
Note 3 – Reclassifications
Certain amounts reported in the periods ended March 31, 2019 and December 31, 2019 may have been reclassified to conform to the presentation for March 31, 2020. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.
Note 4 – Stock-Based Compensation
The Company recorded total stock-based compensation expense of $513,000 and $403,000 for the three months ended March 31, 2020 and 2019, respectively. The Company recognized $118,000 and $93,000 of income tax benefits related to stock-based compensation expense in the income statement for the three months ended March 31, 2020 and 2019, respectively.
At March 31, 2020, the sole equity-based compensation plan for the Company is the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of March 31, 2020, the Equity Plan had 616,757 shares remaining available for grant.
The Equity Plan is intended to serve as a means to attract, retain and motivate key employees and directors and to associate the interests of the plans' participants with those of the Company and its shareholders. The Equity Plan allows for both grants of stock options and other types of equity-based compensation, including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.
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

Index

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
The following table presents information regarding the activity for the first three months of 2020 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	159,366	$36.79
Granted during the period	15,969	36.29
Vested during the period	(1,042)	28.80
Forfeited or expired during the period	—	—

Nonvested at March 31, 2020	174,293	$36.79

Total unrecognized compensation expense as of March 31, 2020 amounted to $2,957,000 with a weighted-average remaining term of 1.9 years. For the nonvested awards that are outstanding at March 31, 2020, the Company expects to record $1,821,000 in compensation expense in the next twelve months, $1,440,000 of which is expected to be recorded in the remaining quarters of 2020.
Prior to 2010, stock options were the primary form of stock-based compensation utilized by the Company. At March 31, 2020, there were no stock options outstanding. During both the three months ended March 31, 2020 and 2019, there were no stock option exercises.
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
In computing Diluted Earnings Per Common Share, adjustments are made to the computation of Basic Earnings Per Common shares, as follows. As it relates to unvested shares of restricted stock, the number of shares added to the denominator is equal to the total number of weighted average unvested shares outstanding. As it relates to stock options, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is included in the calculation of dilutive securities. As it relates to contingently issuable shares, the number of shares that are included in the calculation of dilutive securities is based on the weighted average number of shares that would have been issuable if the end of the reporting period were the end of the contingency period. If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.

Index

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended March 31,
	2020			2019
($ in thousands except per share amounts)	Per Share Amount	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$18,180			$22,285
Less: income allocated to participating securities	(81)			—
Basic EPS per common share	$18,099	29,230,788	$0.62	$22,285	29,587,217	$0.75

Diluted EPS:
Net income	$18,180	29,230,788		$22,285	29,587,217
Effect of Dilutive Securities	—	168,326		—	156,178
Diluted EPS per common share	$18,180	29,399,114	$0.62	$22,285	29,743,395	$0.75
For both the three months ended March 31, 2020 and 2019, there were no options that were antidilutive.

Note 6 – Securities

The book values and approximate fair values of investment securities at March 31, 2020 and December 31, 2019 are summarized as follows:

($ in thousands)	March 31, 2020				December 31, 2019
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
Government-sponsored enterprise securities	$5,000	5,032	32	—	20,000	20,009	17	(8)
Mortgage-backed securities	727,261	756,926	29,892	(227)	758,491	767,285	9,463	(669)
Corporate bonds	43,701	44,512	866	(55)	33,711	34,651	1,025	(85)
Total available for sale	$775,962	806,470	30,790	(282)	812,202	821,945	10,505	(762)

Securities held to maturity:
Mortgage-backed securities	$39,113	39,992	879	—	41,423	41,542	125	(6)
State and local governments	22,190	22,393	209	(6)	26,509	26,791	285	(3)
Total held to maturity	$61,303	62,385	1,088	(6)	67,932	68,333	410	(9)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations, except for private mortgage-backed securities with a fair value of $1.0 million and $1.1 million as of March 31, 2020 and December 31, 2019, respectively.

Index

The following table presents information regarding securities with unrealized losses at March 31, 2020:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	—	—	—	—
Mortgage-backed securities	3,389	28	10,570	199	13,959	227
Corporate bonds	3,949	50	995	5	4,944	55
State and local governments	3,615	6	—	—	3,615	6
Total temporarily impaired securities	$10,953	84	11,565	204	22,518	288

The following table presents information regarding securities with unrealized losses at December 31, 2019:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$4,992	8	—	—	4,992	8
Mortgage-backed securities	77,274	293	50,851	382	128,125	675
Corporate bonds	—	—	915	85	915	85
State and local governments	—	—	934	3	934	3
Total temporarily impaired securities	$82,266	301	52,700	470	134,966	771

In the above tables, all of the securities that were in an unrealized loss position at March 31, 2020 and December 31, 2019 were bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company evaluated the collectability of each of these bonds and concluded that there was no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
As of March 31, 2020 and December 31, 2019, the Company's security portfolio held 22 securities and 54 securities, respectively, that were in an unrealized loss position.
The book values and approximate fair values of investment securities at March 31, 2020, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities
Due within one year	$—	—	1,730	1,750
Due after one year but within five years	28,701	29,567	11,496	11,639
Due after five years but within ten years	15,000	15,032	5,342	5,389
Due after ten years	5,000	4,945	3,622	3,615
Mortgage-backed securities	727,261	756,926	39,113	39,992
Total securities	$775,962	806,470	61,303	62,385

At March 31, 2020 and December 31, 2019 investment securities with carrying values of $254,486,000 and $260,826,000, respectively, were pledged as collateral for public deposits.

Index

Included in “other assets” in the Consolidated Balance Sheets are cost-method investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $37,952,000 and $33,380,000 at March 31, 2020 and December 31, 2019, respectively. The FHLB stock had a cost and fair value of $20,329,000 and $15,789,000 at March 31, 2020 and December 31, 2019, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $17,623,000 and $17,591,000 at March 31, 2020 and December 31, 2019, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at March 31, 2020 was approximately 1.62, which means the Company would receive approximately 20,051 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.
Note 7 – Loans and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$521,470	12%	$504,271	11%
Real estate – construction, land development & other land loans	590,485	13%	530,866	12%
Real estate – mortgage – residential (1-4 family) first mortgages	1,083,022	24%	1,105,014	25%
Real estate – mortgage – home equity loans / lines of credit	331,170	7%	337,922	8%
Real estate – mortgage – commercial and other	1,970,716	43%	1,917,280	43%
Consumer loans	54,133	1%	56,172	1%
Subtotal	4,550,996	100%	4,451,525	100%
Unamortized net deferred loan costs	1,712		1,941
Total loans	$4,552,708		$4,453,466

Included in the table above are the following amounts of SBA loans:

($ in thousands)	March 31, 2020	December 31, 2019
Guaranteed portions of SBA Loans included in table above	$27,985	54,400
Unguaranteed portions of SBA Loans included in table above	119,857	110,782
Total SBA loans included in the table above	$147,842	165,182

Sold portions of SBA loans with servicing retained - not included in table above	$324,231	316,730

At March 31, 2020 and December 31, 2019, there was a remaining unaccreted discount on the retained portion of sold SBA loans amounting to $6.8 million and $7.1 million, respectively.
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

Index

As of March 31, 2020 and December 31, 2019, there was a remaining accretable discount of $10.3 million and $11.1 million, respectively, related to purchased non-impaired loans. The discounts are amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
The following table presents changes in the carrying value of PCI loans.

PCI loans	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Balance at beginning of period	$12,664	17,393
Change due to payments received and accretion	(2,841)	(1,556)
Change due to loan charge-offs	(10)	(8)
Transfers to foreclosed real estate	—	—
Other	26	38
Balance at end of period	$9,839	15,867

The following table presents changes in the accretable yield for PCI loans.

Accretable Yield for PCI loans	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Balance at beginning of period	$4,149	4,750
Accretion	(567)	(392)
Reclassification from (to) nonaccretable difference	304	237
Other, net	(453)	550
Balance at end of period	$3,433	5,145

During the first three months of 2020, the Company received $408,000 in payments that exceeded the carrying amount of the related PCI loans, of which $336,000 was recognized as loan discount accretion income, $58,000 was recorded as additional loan interest income, and $14,000 was recorded as a recovery. During the first three months of 2019, the Company received $133,000 in payments that exceeded the carrying amount of the related PCI loans, of which $112,000 was recognized as loan discount accretion income and $21,000 was recorded as additional loan interest income.
Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows.

($ in thousands)	March 31, 2020	December 31, 2019
Nonperforming assets
Nonaccrual loans	$25,066	24,866
Restructured loans - accruing	9,747	9,053
Accruing loans > 90 days past due	—	—
Total nonperforming loans	34,813	33,919
Foreclosed real estate	3,487	3,873
Total nonperforming assets	$38,300	37,792

Purchased credit impaired loans not included above (1)	$9,839	12,664

(1) In the March 3, 2017 acquisition of Carolina Bank, and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $0.7 million and $0.8 million in PCI loans at March 31, 2020 and December 31, 2019, respectively, that were contractually past due 90 days or more.
At March 31, 2020 and December 31, 2019, the Company had $2.2 million and $0.6 million in residential mortgage loans in process of foreclosure, respectively.

Index

The following is a summary of the Company’s nonaccrual loans by major categories.

($ in thousands)	March 31, 2020	December 31, 2019
Commercial, financial, and agricultural	$3,703	5,518
Real estate – construction, land development & other land loans	958	1,067
Real estate – mortgage – residential (1-4 family) first mortgages	8,581	7,552
Real estate – mortgage – home equity loans / lines of credit	1,874	1,797
Real estate – mortgage – commercial and other	9,837	8,820
Consumer loans	113	112
Total	$25,066	24,866

The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2020. Due to the onset of the COVID-19 pandemic not occurring until late in the first quarter of 2020, as well as the Company's COVID-19 deferral program, the past due amounts below were not impacted by the pandemic.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$2,387	201	—	3,703	514,992	521,283
Real estate – construction, land development & other land loans	1,333	42	—	958	587,989	590,322
Real estate – mortgage – residential (1-4 family) first mortgages	10,829	30	—	8,581	1,058,281	1,077,721
Real estate – mortgage – home equity loans / lines of credit	1,532	155	—	1,874	327,516	331,077
Real estate – mortgage – commercial and other	4,850	7,164	—	9,837	1,944,844	1,966,695
Consumer loans	129	67	—	113	53,750	54,059
Purchased credit impaired	625	15	746	—	8,453	9,839
Total	$21,685	7,674	746	25,066	4,495,825	4,550,996
Unamortized net deferred loan costs						1,712
Total loans						$4,552,708
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2019.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$752	—	—	5,518	497,788	504,058
Real estate – construction, land development & other land loans	37	152	—	1,067	529,444	530,700
Real estate – mortgage – residential (1-4 family) first mortgages	10,858	5,056	—	7,552	1,076,205	1,099,671
Real estate – mortgage – home equity loans / lines of credit	770	300	—	1,797	334,832	337,699
Real estate – mortgage – commercial and other	4,257	—	—	8,820	1,897,573	1,910,650
Consumer loans	344	137	—	112	55,490	56,083
Purchased credit impaired	218	38	762	—	11,646	12,664
Total	$17,236	5,683	762	24,866	4,402,978	4,451,525
Unamortized net deferred loan costs						1,941
Total loans						$4,453,466

Index

The following table presents the activity in the allowance for loan losses for all loans for the three months ended March 31, 2020.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended March 31, 2020

Beginning balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398
Charge-offs	(2,460)	(40)	(195)	(68)	(263)	(287)	—	(3,313)
Recoveries	217	290	91	83	47	95	—	823
Provisions	1,894	373	645	252	2,191	235	—	5,590
Ending balance	$4,204	2,599	4,373	1,394	10,913	1,015	—	24,498

Ending balance as of March 31, 2020: Allowance for loan losses
Individually evaluated for impairment	$1,093	73	739	90	1,233	—	—	3,228
Collectively evaluated for impairment	$3,069	2,526	3,528	1,304	9,680	1,006	—	21,113
Purchased credit impaired	$42	—	106	—	—	9	—	157

Loans receivable as of March 31, 2020
Ending balance – total	$521,470	590,485	1,083,022	331,170	1,970,716	54,133	—	4,550,996
Unamortized net deferred loan costs								1,712
Total loans								$4,552,708

Ending balances as of March 31, 2020: Loans
Individually evaluated for impairment	$3,050	756	9,915	433	11,862	—	—	26,016
Collectively evaluated for impairment	$518,233	589,566	1,067,805	330,644	1,954,834	54,059	—	4,515,141
Purchased credit impaired	$187	163	5,302	93	4,020	74	—	9,839

Index

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2019.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the year ended December 31, 2019

Beginning balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039
Charge-offs	(2,473)	(553)	(657)	(307)	(1,556)	(757)	—	(6,303)
Recoveries	980	1,275	705	629	575	235	—	4,399
Provisions	3,157	(989)	(1,413)	(860)	1,936	542	(110)	2,263
Ending balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398

Ending balances as of December 31, 2019: Allowance for loan losses
Individually evaluated for impairment	$1,791	50	750	—	983	—	—	3,574
Collectively evaluated for impairment	$2,720	1,926	2,976	1,127	7,931	961	—	17,641
Purchased credit impaired	$42	—	106	—	24	11	—	183

Loans receivable as of December 31, 2019:
Ending balance – total	$504,271	530,866	1,105,014	337,922	1,917,280	56,172	—	4,451,525
Unamortized net deferred loan costs								1,941
Total loans								$4,453,466

Ending balances as of December 31, 2019: Loans
Individually evaluated for impairment	$4,957	796	9,546	333	9,570	—	—	25,202
Collectively evaluated for impairment	$499,101	529,904	1,090,125	337,366	1,901,080	56,083	—	4,413,659
Purchased credit impaired	$213	166	5,343	223	6,630	89	—	12,664

Index

The following table presents the activity in the allowance for loan losses for all loans for the three months ended March 31, 2019.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended March 31, 2019

Beginning balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039
Charge-offs	(246)	(264)	(30)	(80)	(836)	(281)	—	(1,737)
Recoveries	414	287	160	128	271	33	—	1,293
Provisions	652	18	(817)	(339)	702	302	(18)	500
Ending balance	$3,709	2,284	4,510	1,374	8,120	1,006	92	21,095

Ending balances as of March 31, 2019: Allowance for loan losses
Individually evaluated for impairment	$857	28	858	—	312	—	—	2,055
Collectively evaluated for impairment	$2,852	2,256	3,596	1,362	7,723	990	92	18,871
Purchased credit impaired	$—	—	56	12	85	16	—	169

Loans receivable as of March 31, 2019
Ending balance – total	$468,388	553,760	1,061,049	354,669	1,794,794	69,503	—	4,302,163
Unamortized net deferred loan fees								1,624
Total loans								4,303,787

Ending balances as of March 31, 2019: Loans
Individually evaluated for impairment	$1,044	797	10,891	21	8,396	—	—	21,149
Collectively evaluated for impairment	$467,139	552,788	1,044,104	354,316	1,777,481	69,319	—	4,265,147
Purchased credit impaired	$205	175	6,054	332	8,917	184	—	15,867

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of March 31, 2020.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$19	51	—	18
Real estate – mortgage – construction, land development & other land loans	116	168	—	169
Real estate – mortgage – residential (1-4 family) first mortgages	4,901	5,160	—	4,601
Real estate – mortgage –home equity loans / lines of credit	330	358	—	332
Real estate – mortgage –commercial and other	5,471	7,035	—	4,057
Consumer loans	—	—	—	—
Total impaired loans with no allowance	$10,837	12,772	—	9,177

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$3,031	3,063	1,093	3,986
Real estate – mortgage – construction, land development & other land loans	640	649	73	608
Real estate – mortgage – residential (1-4 family) first mortgages	5,014	5,244	739	5,130
Real estate – mortgage –home equity loans / lines of credit	103	103	90	52
Real estate – mortgage –commercial and other	6,391	6,821	1,233	6,659
Consumer loans	—	—	—	—
Total impaired loans with allowance	$15,179	15,880	3,228	16,435
Interest income recorded on impaired loans during the three months ended March 31, 2020 was insignificant, and reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status and interest income recorded on accruing restructured loans.

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2019.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$16	19	—	74
Real estate – mortgage – construction, land development & other land loans	221	263	—	366
Real estate – mortgage – residential (1-4 family) first mortgages	4,300	4,539	—	4,415
Real estate – mortgage –home equity loans / lines of credit	333	357	—	147
Real estate – mortgage –commercial and other	2,643	3,328	—	3,240
Consumer loans	—	—	—	—
Total impaired loans with no allowance	$7,513	8,506	—	8,242

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$4,941	4,995	1,791	1,681
Real estate – mortgage – construction, land development & other land loans	575	575	50	586
Real estate – mortgage – residential (1-4 family) first mortgages	5,246	5,469	750	6,206
Real estate – mortgage –home equity loans / lines of credit	—	—	—	55
Real estate – mortgage –commercial and other	6,927	7,914	983	5,136
Consumer loans	—	—	—	—
Total impaired loans with allowance	$17,689	18,953	3,574	13,664

Interest income recorded on impaired loans during the year ended December 31, 2019 was $1.3 million, and reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status and interest income recorded on accruing restructured loans.
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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of March 31, 2020. Due to the onset of the COVID-19 pandemic not occurring until late in the first quarter of 2020, the special mention and classified loans levels shown below were not impacted by the pandemic.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$504,858	7,736	4,986	3,703	521,283
Real estate – construction, land development & other land loans	583,176	4,743	1,445	958	590,322
Real estate – mortgage – residential (1-4 family) first mortgages	1,046,994	8,427	13,719	8,581	1,077,721
Real estate – mortgage – home equity loans / lines of credit	322,000	1,217	5,986	1,874	331,077
Real estate – mortgage – commercial and other	1,920,923	28,557	7,378	9,837	1,966,695
Consumer loans	53,532	207	207	113	54,059
Purchased credit impaired	8,022	87	1,730	—	9,839
Total	$4,439,505	50,974	35,451	25,066	4,550,996
Unamortized net deferred loan costs					1,712
Total loans					4,552,708

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2019.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$486,081	7,998	4,461	5,518	504,058
Real estate – construction, land development & other land loans	522,767	4,075	2,791	1,067	530,700
Real estate – mortgage – residential (1-4 family) first mortgages	1,063,735	13,187	15,197	7,552	1,099,671
Real estate – mortgage – home equity loans / lines of credit	328,903	1,258	5,741	1,797	337,699
Real estate – mortgage – commercial and other	1,873,594	20,800	7,436	8,820	1,910,650
Consumer loans	55,203	413	355	112	56,083
Purchased credit impaired	8,098	2,590	1,976	—	12,664
Total	$4,338,381	50,321	37,957	24,866	4,451,525
Unamortized net deferred loan costs					1,941
Total loans					4,453,466

Troubled Debt Restructurings
The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extension of terms and other actions intended to minimize potential losses. As previously noted, under the CARES Act and banking regulator guidance, which the Company has applied, modifications deemed to be COVID-19-related are not considered a troubled debt restructuring if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. Under these terms, as of March 31, 2020, the Company had processed payment deferrals for 315 loans with an aggregate loan balance of $120 million. Through April 30, 2020, the number of deferrals increased to 1,269 with an aggregate loan balance of $647 million. These deferrals were generally no more than 90 days in duration and are not included in the troubled debt restructurings disclosed in this report. The Company continues to accrue interest on these loans during the deferral period.
The vast majority of the Company’s troubled debt restructurings modified during the periods ended March 31, 2020 and March 31, 2019 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.
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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended March 31, 2020 and 2019.

($ in thousands)	For the three months ended March 31, 2020			For the three months ended March 31, 2019
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	2	$143	$143	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	2	254	258
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total TDRs arising during period	2	$143	$143	2	$254	$258

Accruing restructured loans that were modified in the previous 12 months and that defaulted during the three months ended March 31, 2020 and 2019 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	1	$93
Real estate – mortgage – commercial and other	—	—	—	—
Total accruing TDRs that subsequently defaulted	—	$—	1	$93

Index

Note 8 – Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2020 and December 31, 2019, and the carrying amount of unamortized intangible assets as of those same dates.

	March 31, 2020		December 31, 2019
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$6,013	2,316	6,013	2,185
Core deposit intangibles	28,440	21,510	28,440	20,610
SBA servicing asset	7,993	3,311	7,776	2,393
Other	1,303	1,151	1,303	1,127
Total	$43,749	28,288	43,532	26,315

Unamortizable intangible assets:
Goodwill	$234,368		234,368

Servicing assets are recorded for loans, or portions thereof, that the Company has sold but continue to service for a fee. Servicing assets are initially recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income as an offset to SBA servicing fees within the line item "Other service charges, commissions, and fees." As noted in the table above, the Company has a SBA servicing asset at March 31, 2020 with a remaining book value of $4,682,000. The Company recorded $217,000 and $600,000 in servicing assets associated with the guaranteed portion of SBA loans originated and sold during the first three months of 2020 and 2019, respectively. During the first three months of 2020 and 2019, the Company recorded $918,000 and $299,000, respectively, in related amortization expense. Included in the amortization expense for the first three months of 2020 is an impairment charge of approximately $500,000 due to a decrease in the fair value of the asset resulting from deteriorations in market conditions as of March 31, 2020.
Amortization expense of all other intangible assets totaled $1,055,000 and $1,332,000 for the three months ended March 31, 2020 and 2019, respectively.
During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis. In this analysis, the Company determined that none of it's goodwill was impaired as of March 31, 2020. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

Index

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

($ in thousands)	Estimated Amortization Expense
April 1 to December 31, 2020	$2,786
2021	2,927
2022	2,022
2023	1,041
2024	404
Thereafter	1,599
Total	$10,779

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
The Company recorded periodic pension cost totaling $216,000 and $244,000 for the three months ended March 31, 2020 and 2019, respectively. The following table contains the components of the pension cost.

	For the Three Months Ended March 31,
($ in thousands)	2020 Pension Plan	2019 Pension Plan	2020 SERP	2019 SERP	2020 Total Both Plans	2019 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	308	372	55	41	363	413
Expected return on plan assets	(325)	(397)	—	—	(325)	(397)
Amortization of net (gain)/loss	219	223	(41)	5	178	228
Net periodic pension cost	$202	198	14	46	216	244
The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first three months of 2020 and does not expect to contribute to the Pension Plan in the remainder of 2020.
The Company’s funding policy with respect to the SERP is to fund the related benefits from the operating cash flow of the Company.

Index

Note 10 – Accumulated Other Comprehensive Income (Loss)
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

($ in thousands)	March 31, 2020	December 31, 2019
Unrealized gain (loss) on securities available for sale	$30,508	9,743
Deferred tax asset (liability)	(7,011)	(2,239)
Net unrealized gain (loss) on securities available for sale	23,497	7,504

Postretirement plans asset (liability)	(2,913)	(3,092)
Deferred tax asset (liability)	669	711
Net postretirement plans asset (liability)	(2,244)	(2,381)

Total accumulated other comprehensive income (loss)	$21,253	5,123

The following table discloses the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2020 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance at January 1, 2020	$7,504	(2,381)	5,123
Other comprehensive income (loss) before reclassifications	15,993	—	15,993
Amounts reclassified from accumulated other comprehensive income	—	137	137
Net current-period other comprehensive income (loss)	15,993	137	16,130

Ending balance at March 31, 2020	$23,497	(2,244)	21,253
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

Index

Note 11 – Fair Value
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2020.

($ in thousands)
Description of Financial Instruments	Fair Value at March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$5,032	—	5,032	—
Mortgage-backed securities	756,927	—	756,927	—
Corporate bonds	44,511	—	44,511	—
Total available for sale securities	$806,470	—	806,470	—

Presold mortgages in process of settlement	$14,861	14,861	—	—

Nonrecurring
Impaired loans	$14,979	—	—	14,979
Foreclosed real estate	1,681	—	—	1,681

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
Impaired loans — Fair values for impaired loans in the above table are measured on a non-recurring basis and are based on the underlying collateral values securing the loans, adjusted for estimated selling costs, or the net present value of the cash flows expected to be received for such loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is generally determined by third-party appraisers using an income or market valuation approach based on an appraisal conducted by an independent, licensed third party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3). Appraisals used in this analysis are generally obtained at least annually based on when the loans first became impaired, and thus the appraisals are not necessarily as of the period ends presented. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Index

Foreclosed real estate – Foreclosed real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value. Fair value is measured on a non-recurring basis and is based upon independent market prices or current appraisals that are generally prepared using an income or market valuation approach and conducted by an independent, licensed third party appraiser, adjusted for estimated selling costs (Level 3). Appraisals used in this analysis are generally obtained at least annually based on when the assets were acquired, and thus the appraisals are not necessarily as of the period ends presented. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. For any real estate valuations subsequent to foreclosure, any excess of the real estate recorded value over the fair value of the real estate is treated as a foreclosed real estate write-down on the Consolidated Statements of Income.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans - valued at collateral value	$9,649	Appraised value	Discounts applied for estimated costs to sell	10%
Impaired loans - valued at PV of expected cash flows	5,330	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	4-11% (6.31%)
Foreclosed real estate	1,681	Appraised value	Discounts for estimated costs to sell	10%

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans - valued at collateral value	$10,718	Appraised value	Discounts applied for estimated costs to sell	10%
Impaired loans - valued at PV of expected cash flows	5,497	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	4-11% (6.50%)
Foreclosed real estate	1,830	Appraised value	Discounts for estimated costs to sell	10%

Index

The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2020 and December 31, 2019 are as follows:

		March 31, 2020		December 31, 2019
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$93,666	93,666	64,519	64,519
Due from banks, interest-bearing	Level 1	282,683	282,683	166,783	166,783
Securities held to maturity	Level 2	61,303	62,385	67,932	68,333
SBA loans held for sale	Level 2	18,449	19,332	—	—
Total loans, net of allowance	Level 3	4,528,210	4,428,870	4,432,068	4,407,610
Accrued interest receivable	Level 1	15,767	15,767	16,648	16,648
Bank-owned life insurance	Level 1	105,083	105,083	104,441	104,441
SBA Servicing Asset	Level 3	4,682	4,906	5,383	5,649

Deposits	Level 2	5,044,988	5,045,800	4,931,355	4,930,751
Borrowings	Level 2	402,185	393,542	300,671	295,399
Accrued interest payable	Level 2	2,100	2,100	2,154	2,154

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

Index

Note 12 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended
$ in thousands	March 31, 2020	March 31, 2019
Noninterest Income
In-scope of ASC 606:
Service charges on deposit accounts:	$3,337	2,945
Other service charges, commissions, and fees:
Interchange income	2,887	2,809
Other service charges and fees	1,182	1,697
Commissions from sales of insurance and financial products:
Insurance income	1,198	1,368
Wealth management income	870	661
SBA consulting fees	1,027	1,263
Noninterest income (in-scope of ASC 606)	10,501	10,743
Noninterest income (out-of-scope of ASC 606)	3,204	3,335
Total noninterest income	$13,705	14,078

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
Other service charges, commissions, and fees: The Company earns interchange income on its customers’ debit and credit card usage and earns fees from other services utilized by its customers. Interchange income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as MasterCard. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange expenses were presented on a gross basis prior to the adoption of ASC 606 and are presented on a net basis in 2019 and 2020. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, ATM surcharge fees, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
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

Index

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
Note 13 – Leases
The Company enters into leases in the normal course of business. As of March 31, 2020, the Company leased eight branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from January 2021 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 20.3 years as of March 31, 2020. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.26% as of March 31, 2020.
Total operating lease expense was $0.7 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. The right-of-use assets and lease liabilities were $19.3 million and $19.6 million as of March 31, 2020, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2020 are as follows.

($ in thousands)
April 1 to December 31, 2020	$1,853
2021	2,257
2022	1,898
2023	1,776
2024	1,574
Thereafter	19,564
Total undiscounted lease payments	28,922
Less effect of discounting	(9,344)
Present value of estimated lease payments (lease liability)	$19,578

Index

Note 14 - Shareholders' Equity

Stock Repurchases

During the first three months of 2020, the Company repurchased approximately 576,406 shares of the Company's common stock at an average stock price of $34.70 per share, which totaled $20 million, under a $40 million repurchase authorization publicly announced in November 2019. The Company has $20 million remaining of the $40 million repurchase authorization. The Company suspended repurchases in March 2020 for the foreseeable future.
Note 15 - Borrowings
The following tables present information regarding the Company’s outstanding borrowings at March, 31, 2020 and December 31, 2019 - dollars are in thousands:

Description	Due date	Call Feature	March 31, 2020	Interest Rate
FHLB Term Note	4/6/2020	None	$50,000	1.01% fixed
FHLB Term Note	5/6/2020	None	50,000	0.88% fixed
FHLB Term Note	5/29/2020	None	40,000	1.62% fixed
FHLB Term Note	6/8/2020	None	50,000	0.71% fixed
FHLB Term Note	6/18/2020	None	50,000	0.41% fixed
FHLB Term Note	9/4/2020	None	50,000	0.64% fixed
FHLB Term Note	9/18/2020	None	50,000	0.50% fixed
FHLB Principal Reducing Credit	7/24/2023	None	158	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	1,020	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	6,000	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	242	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	54	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	179	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	179	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	364	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	4.47% at 3/31/2020 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	2.13% at 3/31/2020 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	3.28% at 3/31/2020 adjustable rate 3 month LIBOR + 2.00%
Total borrowings/ weighted average rate as of		March 31, 2020	$404,900	1.16%
Unamortized discount on acquired borrowings			(2,715)
Total borrowings			$402,185

Index

Description	Due date	Call Feature	December 31, 2019	Interest Rate
FHLB Term Note	1/30/2020	None	$100,000	1.70% fixed
FHLB Term Note	1/31/2020	None	68,000	1.70% fixed
FHLB Term Note	1/31/2020	None	30,000	1.70% fixed
FHLB Term Note	5/29/2020	None	40,000	1.62% fixed
FHLB Principal Reducing Credit	7/24/2023	None	168	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	1,029	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	6,500	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	245	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	55	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	181	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	181	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	367	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	4.64% at 12/31/2019 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	3.28% at 12/31/2019 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	3.99% at 12/31/2019 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2019			$303,430	2.12%
Unamortized discount on acquired borrowings			(2,759)
Total borrowings			$300,671

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
As previously noted, and as permitted by the CARES Act, we elected to defer the implementation of CECL until the earlier of the cessation of the national emergency or December 31, 2020 because of the challenges associated with developing a reliable forecast of losses that may result from the unprecedented COVID-19 pandemic. Accordingly, the Company's provision for loan losses for the first quarter of 2020 is based on the limited information available and the conditions that existed at March 31, 2020 related to COVID-19, according to the pre-CECL incurred loss methodology for determining loan losses and the remaining discussion below is based on that methodology. Upon the adoption of CECL, the Company expects its allowance for credit losses related to all financial assets will increase to approximately $40-$44 million as of January 1, 2020 compared to its allowance for loan losses at December 31, 2019 of approximately $21 million. As previously discussed, this initial impact will be reflected as a cumulative-effect adjustment to retained earnings.
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

Index

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

Index

In our 2019 goodwill impairment evaluation, we concluded that the goodwill for each of our reporting units was not impaired. Additionally, during the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis. In this analysis, the Company determined that none of it's goodwill was impaired as of March 31, 2020. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.
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

Recent Developments: COVID-19

In March 2020, the outbreak of the Coronavirus Disease 2019 (COVID-19) was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has caused economic and social disruption resulting in unprecedented uncertainty, volatility and disruption in financial markets, and has placed significant health, economic and other major pressures throughout the communities we serve, the United States and globally. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, material decreases in oil and gas prices and in business valuations, changes in consumer behavior related to pandemic fears, and aggressive measures by the federal government.

Index

On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Federal Reserve Board, and other federal banking agencies may or are required to implement. Further, in response to the COVID-19 outbreak, the Federal Reserve Board has implemented or announced a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial market.

Under the CARES Act, financial institutions are permitted to delay the implementation of ASU 2016-13, Financial Instruments - Credit Losses (CECL) until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. The Company has elected such provision and will defer the adoption of CECL until such time that has occurred with an effective retrospective implementation date of January 1, 2020. Refer to Note 1, Accounting Policies, to the Company's consolidated financial statements included elsewhere in this report. Additionally, in a related action to the CARES Act, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allows banking organizations that implement CECL this year to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. Upon such point of adoption of CECL during 2020, the Company will likely elect to defer the regulatory capital effects of CECL in accordance with the interim final rule.

The CARES Act also includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Under these terms, as of March 31, 2020, the Company had processed payment deferrals for 315 loans with an aggregate loan balance of $120 million. Through April 30, 2020, the number of deferrals increased to 1,269 with an aggregate loan balance of $647 million. These deferrals were generally no more than 90 days in duration.

In response to the pandemic, the Company has implemented a number of procedures to support the safety and well-being of its employees, customers and shareholders. In addition, the Company has taken deliberate actions to ensure the continued health and strength of its balance sheet in order to serve its clients and communities.

Employees, Customers and Communities

The Company is supporting the health and safety of its employees and customers, and complying with government directives, through responsible operations administered under its Board approved business continuity plan and protocols:

•	All branches currently operate on a "drive-thru only" basis, except by appointment.

•	The Company has implemented an employee work-from-home plan where possible.

•	Extra precautions are being taken to safeguard health and safety in branch facilities.

•
The Company is a lender for the Small Business Administration's (“SBA”) Paycheck Protection Program ("PPP"), a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic and may be a lender for programs created in the future. These programs are new and their effects on the Company’s business are uncertain. In April and

Index

early May 2020, the Company approved 2,799 PPP loans totaling approximately $249.5 million under the allocation approved by Congress.

•
The Company has implemented a short-term deferral modification program that complies with federal banking regulator's interagency guidance and is working with borrowers effected by COVID-19 on a case by case basis. Under these terms, as of March 31, 2020, the Company had processed payment deferrals for 315 loans with an aggregate loan balance of $120 million. Through April 30, 2020, the number of deferrals increased to 1,269 with an aggregate loan balance of $647 million. These deferrals were generally no more than 90 days in duration.

Capital, Liquidity & Credit

Capital remains strong, with ratios of the Company, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements.

Liquidity has increased since the onset of the pandemic, with the Company experiencing increases in deposits and in its cash levels. Management considers the Company's current liquidity position to be adequate to meet short-term and long-term liquidity needs.

Asset quality remains solid, with nonperforming assets to total assets amounting to 0.60% at March 31, 2020 compared to 0.62% at December 31, 2019.

The Company identified several loan portfolio categories totaling approximately $553 million that it considered to be most “at-risk” from the COVID-19 pandemic, including hotels, restaurants, retail stores, travel accommodations, child care facilities, arts and entertainment, barber shops and beauty salons, car and boat dealers, and mini-storage facilities, as well as all credit cards. As a result the analysis, the Company recorded an approximately $4.3 million COVID-19 related provision for loan losses, which brought the total provision for loan losses to $5.6 million for the three months ended March 31, 2020. The amount was determined as if the risk grades for the loans in these portfolios had been adjusted downwards and then applying historical loss rates associated with those risk grades.
FINANCIAL OVERVIEW

Net income amounted to $18.2 million, or $0.62 per diluted common share, for the three months ended March 31, 2020, a decrease of 17.3% in earnings per share from the $22.3 million, or $0.75 per diluted common share, recorded in the first quarter of 2019.

The decrease in earnings was primarily due to an increase in the provision for loan losses, which amounted to $5.6 million in the first quarter of 2020 compared to $0.5 million in the first quarter of 2019. The 2020 amount reflects approximately $4.3 million in provision related to COVID-19. As permitted by the CARES Act, the Company elected to defer the implementation of the Current Expected Credit Loss (CECL) methodology. Accordingly, our provision for loan losses for the first quarter of 2020 is based on the limited information available and the conditions that existed at March 31, 2020 related to COVID-19, and calculated under the pre-CECL incurred loss methodology for determining loan losses. See further discussion below.

Net Interest Income and Net Interest Margin

Net interest income for the first quarter of 2020 was $54.8 million, a 2.6% increase from the $53.4 million recorded in the first quarter of 2019. The increase in net interest income was primarily due to growth in interest-earning assets, which have increased by approximately 4% over the past year, but was partially offset by a lower net interest margin.

Our net interest margin (a non-GAAP measure calculated by dividing tax-equivalent net interest income by average earning assets) for the first quarter of 2020 was 3.96%, which was 10 basis points lower than the 4.06% realized in the first quarter of 2019. The lower margin was primarily due to the impact of lower interest rates. Since August 2019, the Federal Reserve Board has decreased interest rates by 225 basis points, which resulted in asset yields declining by 20 basis points from the first quarter of 2019, while our cost of funds declined by 10 basis points.

Index

Provision for Loan Losses and Asset Quality

As previously noted, we deferred implementation of CECL and recorded a provision for loan losses of $5.6 million in the first quarter of 2020 compared to a provision for loan losses of $0.5 million in the first quarter of 2019. The 2020 amount reflects approximately $4.3 million in provision related to COVID-19 and was based on the limited information available and the conditions that existed at March 31, 2020 related to COVID-19, according to the pre-CECL incurred loss methodology for determining loan losses. See "Summary of Loan Loss Experience" for more discussion.

Total net charge-offs for the first quarter of 2020 amounted to $2.5 million, or 0.22% of average loans, compared to net charge-offs of $0.4 million, or 0.04% of average loans, in the first quarter of 2019. Approximately $1.7 million of the first quarter charge-offs had been previously specifically reserved for at December 31, 2019. Total nonperforming assets amounted to $38.3 million at March 31, 2020 compared to $37.8 million at December 31, 2019.

Noninterest Income

Total noninterest income was $13.7 million and $14.1 million for the three months ended March 31, 2020 and 2019, respectively.

The line item "Other service charges, commissions, and fees" includes $0.5 million of impairment of our SBA servicing asset due to the lower fair value of that asset resulting from market conditions at March 31, 2020. Fees from presold mortgages amounted to $1.8 million for the first quarter of 2020 compared to $0.5 million in the first quarter of 2019, with the increase being primarily due to lower interest rates that resulted in increases in mortgage loan volume.

SBA loan sale gains amounted to $0.6 million for the first quarter of 2020 compared to $2.1 million in the first quarter of 2019. We had intended to sell an additional $18.4 million of SBA loans in the first quarter of 2020, however sales scheduled to occur in late March did not occur due to market conditions. Accordingly, we have reflected those loans as "held for sale" in the accompanying Balance Sheet.

Noninterest Expenses

Noninterest expenses amounted to $40.1 million in the first quarter of 2020 compared to $38.8 million recorded in the first quarter of 2019, an increase of 3.4%.

Income Taxes

Our effective tax rate was 20.3% for the first quarter of 2020, compared to 20.9% in the first quarter of 2019.

Balance Sheet and Capital

Total assets at March 31, 2020 amounted to $6.4 billion. Loan growth for the three months ended March 31, 2020 amounted to $99.2 million, or 9.0% annualized, and deposit growth amounted to $113.6 million, or 9.3% annualized.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at March 31, 2020 of 14.51%.

Index

Components of Earnings
Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2020 amounted to $54.8 million, an increase of $1.4 million, or 2.6%, from the $53.4 million recorded in the first quarter of 2019. Net interest income on a tax-equivalent basis for the three month period ended March 31, 2020 amounted to $55.1 million, an increase of $1.3 million, or 2.4%, from the $53.8 million recorded in the first quarter of 2019. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.

	Three Months Ended March 31,
($ in thousands)	2020	2019
Net interest income, as reported	$54,759	53,361
Tax-equivalent adjustment	334	424
Net interest income, tax-equivalent	$55,093	53,785
There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).
For the three months ended March 31, 2020, the higher net interest income compared to the same period of 2019 was primarily due to growth in interest-earning assets.

Index

The following table presents an analysis of net interest income.

	For the Three Months Ended March 31,
	2020			2019
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,512,893	4.93%	$55,297	$4,280,272	5.11%	$53,960
Taxable securities	834,528	2.64%	5,474	651,878	2.95%	4,737
Non-taxable securities	21,719	3.04%	164	45,752	2.99%	337
Short-term investments, primarily overnight funds	226,797	1.95%	1,098	394,864	2.77%	2,701
Total interest-earning assets	5,595,937	4.46%	62,033	5,372,766	4.66%	61,735

Cash and due from banks	63,218			55,899
Premises and equipment	114,323			118,911
Other assets	409,620			397,473
Total assets	$6,183,098			$5,945,049

Liabilities
Interest bearing checking	$899,004	0.18%	$408	908,039	0.15%	$327
Money market deposits	1,203,129	0.56%	1,683	1,056,931	0.54%	1,395
Savings deposits	426,225	0.25%	269	426,843	0.27%	287
Time deposits >$100,000	644,113	1.83%	2,924	712,540	1.81%	3,178
Other time deposits	250,860	0.78%	489	263,171	0.60%	390
Total interest-bearing deposits	3,423,331	0.68%	5,773	3,367,524	0.67%	5,577
Borrowings	316,136	1.91%	1,501	406,190	2.79%	2,797
Total interest-bearing liabilities	3,739,467	0.78%	7,274	3,773,714	0.90%	8,374

Noninterest bearing checking	1,526,868			1,336,707
Other liabilities	58,171			59,569
Shareholders’ equity	858,592			775,059
Total liabilities and shareholders’ equity	$6,183,098			$5,945,049

Net yield on interest-earning assets and net interest income		3.94%	$54,759		4.03%	$53,361
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		3.96%	$55,093		4.06%	$53,785

Interest rate spread		3.68%			3.76%

Average prime rate		4.42%			5.50%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)   Includes tax-equivalent adjustments of $334,000 and $424,000 in 2020 and 2019, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.
Average loans outstanding for the first quarter of 2020 were $4.513 billion, which was $233 million, or 5.4%, higher than the average loans outstanding for the first quarter of 2019 ($4.280 billion). The higher amount of average loans outstanding in 2020 was primarily due to our loan growth initiatives, including our continued focus and expansion into higher growth markets, our hiring of experienced bankers and our emphasis on SBA lending.
In late 2018 and early 2019, in order to reduce exposure to the possibility of lower interest rates, we invested a portion of our interest-bearing cash balances into fixed rate investment securities. As a result, as shown in the

Index

tables above, our average balance of taxable securities grew by $183 million, or 28.0% when comparing the first quarter of 2020 to the first quarter of 2019.

The increases in loans and securities were partially funded from the banks overnight funds, which declined for the periods in 2020 compared to 2019, as shown in the tables above. However the larger source of funding arose from growth in our deposit balances, as discussed in the following paragraph.
Average total deposits outstanding for the first quarter of 2020 were $4.950 billion, which was $246 million, or 5.2%, higher than the average deposits outstanding for the first quarter of 2019 ($4.704 billion). We continue to implement strategies to grow deposits, which we believe to be the principal reason for the increases in our deposit balances. Average transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts) increased from $3.729 billion during the first three months of 2019 to $4.055 billion during the first three months of 2020, representing growth of $327 million, or 8.8%.
See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2020 was 3.96%, which was 10 basis points lower than the 4.06% realized in the first quarter of 2019. The lower margin was primarily due to the impact of lower interest rates, which were partially offset by higher loan discount accretion.

We recorded loan discount accretion of $1.8 million in the first quarter of 2020, compared to $1.4 million in the first quarter of 2019. The higher loan discount accretion was attributable loan payoffs and higher accretion on SBA loans.
As derived from the table above, in comparing 2020 to 2019, interest-earning asset yields decreased 20 basis points in the first quarter of 2020 compared to the first quarter of 2019, while interest-bearing liability costs decreased by 12 basis points over that same period. Since August 2019, the Federal Reserve Board has decreased interest rates by 225 basis points, which resulted in significant declines in our asset yields. We have been able to reduce our deposit costs, but not to the same level as the reduction experienced in our asset yields.
See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded a provision for loan losses of $5.6 million in the first quarter of 2020 compared to a provision for loan losses of $0.5 million in the first quarter of 2019. As previously discussed, our provision for loan losses in 2020 reflects approximately $4.3 million in provision related to COVID-19 and was based on the limited information available and the conditions that existed at March 31, 2020 related to COVID-19, according to the pre-CECL incurred loss methodology for determining loan losses.

Nonperforming assets amounted to $38.3 million at March 31, 2020 compared to $37.8 million at December 31, 2019. Our nonperforming assets to total assets ratio was 0.60% at March 31, 2020 compared to 0.62% at December 31, 2019. The ratio of annualized net charge-offs to average loans for the three months ended March 31, 2020 was 0.22%, compared to 0.04% for the same period of 2019.

Total noninterest income was $13.7 million and $14.1 million for the three months ended March 31, 2020 and 2019, respectively.
Service charges on deposit accounts increased from $2.9 million in the first quarter of 2019 to $3.3 million in the first quarter of 2020, an increase that we believe is due to promotion of new deposit products.
Other service charges, commissions, and fees decreased in 2020 compared to 2019, primarily due to a $0.5 million impairment recorded on our SBA servicing asset due to the lower fair value of that asset resulting from market conditions at March 31, 2020.
Fees from presold mortgages increased significantly from $0.5 million in the first quarter of 2019 to $1.8 million in the first quarter of 2020. The higher fees in 2020 are due to hiring additional originators, as well a increased volumes in the mortgage industry due to declining interest rates.

Index

Commissions from sales of insurance and financial products did not vary significantly for the periods presented, amounting to approximately $2.1 million and $2.0 million for the first quarters of 2020 and 2019, respectively.
Both SBA consulting fees and SBA loans sale gains were lower in 2020 compared to 2019. For the three months ended March 31, 2020, SBA consulting fees amounted to $1.0 million compared to $1.3 million in the first quarter of 2019. As it relates to SBA loan sale gains, we recorded $0.6 million for the first quarter of 2020 compared to $2.1 million for the first quarter of 2019. The declines in both of these SBA items was due to lower origination activity. Additionally, we had $18.4 million in SBA loans that we intended to sell in March 2020, but the sales scheduled to occur in late March did not occur due to market conditions. Accordingly, we reflect those loans as "held for sale" in our Consolidated Balance Sheets.

Noninterest expenses amounted to $40.1 million in the first quarter of 2020, a 3.4% increase from the $38.8 million recorded in the first quarter of 2019.

Personnel expense increased 4.7% to $24.7 million in the first quarter of 2020 from $23.6 million in the first quarter of 2019. The increase in 2020 was primarily due to the Company's growth initiatives.
The combined amount of occupancy and equipment expense did not vary significantly among the periods presented, amounting $4.1 million for both three month periods.

Intangibles amortization expense decreased from $1.3 million in the first quarter of 2019 to $1.1 million in the first quarter of 2020. The decline was primarily a result of the amortization of intangible assets associated with acquisitions that typically have amortization schedules that decline over time.
Other operating expenses amounted to $10.1 million for the first quarter of 2020 compared to $9.4 million in the first quarter of 2019, an increase of 7.3%. The increase was primarily due to increased software and supplies costs in 2020.
For the three months ended March 31, 2020 and 2019, the provision for income taxes was $4.6 million, an effective tax rate of 20.3%, and $5.9 million, an effective tax rate of 20.9%, respectively.
The consolidated statements of comprehensive income reflect other comprehensive income of $16.1 million during the first quarter of 2020 compared to other comprehensive income of $4.7 million during the first quarter of 2019. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains of our available for sale securities resulting from declines in interest rates. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.
FINANCIAL CONDITION
Total assets at March 31, 2020 amounted to $6.4 billion, a 3.8% increase from December 31, 2019. Total loans at March 31, 2020 amounted to $4.6 billion, a 2.2% increase from December 31, 2019, and total deposits amounted to $5.0 billion, a 2.3% increase from December 31, 2019.
The following table presents information regarding the nature of changes in our levels of loans and deposits for the first three months of 2020.

Index

$ in thousands
January 1, 2020 to March 31, 2020	Balance at beginning of period	Internal Growth, net	Balance at end of period	Total percentage growth
Total loans	$4,453,466	99,242	4,552,708	2.2%

Deposits – Noninterest bearing checking	1,515,977	64,872	1,580,849	4.3%
Deposits – Interest bearing checking	912,784	10,201	922,985	1.1%
Deposits – Money market	1,173,107	51,307	1,224,414	4.4%
Deposits – Savings	424,415	6,962	431,377	1.6%
Deposits – Brokered	86,141	(499)	85,642	(0.6)%
Deposits – Internet time	698	—	698	—%
Deposits – Time>$100,000	563,108	(9,686)	553,422	(1.7)%
Deposits – Time<$100,000	255,125	(9,524)	245,601	(3.7)%
Total deposits	$4,931,355	113,633	5,044,988	2.3%

As derived from the table above, for the first three months of 2020, loan growth was $99.2 million, or 2.2% (9.0% on an annualized basis). Loan growth for the period was organic and driven by our continued expansion into high-growth markets, our hiring of experienced bankers and our emphasis on SBA lending. We expect continued growth in our loan portfolio for the remainder of 2020. In April and early May 2020, the Company approved approximately $249.5 million in PPP loans under the allocation approved by Congress.
The mix of our loan portfolio remains substantially the same at March 31, 2020 compared to December 31, 2019. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan. Note 7 to the consolidated financial statements presents additional detailed information regarding our mix of loans.
For the three month period ended March 31, 2020, we experienced internal growth in our core deposit accounts (checking, money market and savings). We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.
Our liquidity levels have increased over the past year. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 21.4% at December 31, 2019 to 22.8% at March 31, 2020.

Index

Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended March 31, 2020	As of/for the quarter ended December 31, 2019
Nonperforming assets
Nonaccrual loans	$25,066	24,866
Restructured loans – accruing	9,747	9,053
Accruing loans >90 days past due	—	—
Total nonperforming loans	34,813	33,919
Foreclosed real estate	3,487	3,873
Total nonperforming assets	$38,300	37,792

Purchased credit impaired loans not included above (1)	$9,839	12,664

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.22%	0.09%
Nonperforming loans to total loans	0.76%	0.76%
Nonperforming assets to total assets	0.60%	0.62%
Allowance for loan losses to total loans	0.54%	0.48%
Allowance for loan losses to nonperforming loans	70.37%	63.09%

(1)  In the March 3, 2017 acquisition of Carolina Bank and the October 1, 2017 acquisition of Asheville Savings Bank, we acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts, including $0.7 million and $0.8 million in PCI loans at March 31, 2020 and December 31, 2019, respectively, that were contractually past due 90 days or more.

Due to the onset of the COVID-19 pandemic not occurring until late in the first quarter of 2020, the nonperforming asset amounts in the table above were not impacted by the pandemic, and loans for which the the Company has granted payment deferrals under the COVID-19 relief provisions previously discussed are not included in the table above or in the Company's past due amounts disclosed elsewhere in this document. While there are still many uncertainties associated with the pandemic and the stimulus measures taken by the United States government to address it, higher unemployment levels and business closures would generally be expected to result in higher levels of nonperformining assets in the future.
We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.
As noted in the table above, at March 31, 2020, total nonaccrual loans amounted to $25.1 million, compared to $24.9 million at December 31, 2019. The increase was primarily driven by SBA loans that were placed on nonaccrual status in 2020.
Restructured loans (TDRs) are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At March 31, 2020, total accruing TDRs amounted to $9.7 million, compared to $9.1 million at December 31, 2019. As previously discussed, COVID-19 related deferrals, which amounted to $120 million at March 31, 2020 are excluded from TDR consideration at March 31, 2020.
Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $3.5 million at March 31, 2020 and $3.9 million at December 31, 2019. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and the improvement in our overall asset quality.

Index

The following is the composition, by loan type, of all of our nonaccrual loans at each period end.

($ in thousands)	At March 31, 2020	At December 31, 2019
Commercial, financial, and agricultural	$3,703	5,518
Real estate – construction, land development, and other land loans	958	1,067
Real estate – mortgage – residential (1-4 family) first mortgages	8,581	7,552
Real estate – mortgage – home equity loans/lines of credit	1,874	1,797
Real estate – mortgage – commercial and other	9,837	8,820
Consumer loans	113	112
Total nonaccrual loans	$25,066	24,866

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At March 31, 2020	At December 31, 2019
Vacant land and farmland	$1,707	1,752
1-4 family residential properties	876	974
Commercial real estate	904	1,147
Total foreclosed real estate	$3,487	3,873
The following table presents geographical information regarding our nonperforming assets at March 31, 2020.

	As of March 31, 2020
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate
Region (1)
Eastern Region (NC)	$5,457	1,013,000	0.54%	$517
Triangle Region (NC)	7,004	978,000	0.72%	1,049
Triad Region (NC)	6,058	891,000	0.68%	229
Charlotte Region (NC)	1,750	359,000	0.49%	—
Southern Piedmont Region (NC)	3,272	275,000	1.19%	201
Western Region (NC)	1,039	660,000	0.16%	411
South Carolina Region	964	189,000	0.51%	459
Former Virginia Region	83	1,000	8.30%	351
Other	9,186	187,000	4.91%	270
Total	$34,813	4,553,000	0.76%	$3,487

(1)	The counties comprising each region are as follows:
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
Western North Carolina Region – Buncombe, Henderson, McDowell, Madison, Transylvania
South Carolina Region - Chesterfield, Dillon, Florence
Former Virginia Region - Wythe, Washington, Montgomery, Roanoke
Other includes loans originated on a national basis through the Company’s SBA Lending Division and through the Company's Credit Card Division

Index

Summary of Loan Loss Experience
As previously noted, and as permitted by the CARES Act, we elected to defer the implementation of CECL until the earlier of the cessation of the national emergency or December 31, 2020 because of the challenges associated with developing a reliable forecast of losses that may result from the unprecedented COVID-19 pandemic. Accordingly, the Company's provision for loan losses for the first quarter of 2020 is based on the limited information available and the conditions that existed at March 31, 2020 related to COVID-19, according to the pre-CECL incurred loss methodology for determining loan losses. See further discussion below.
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

($ in thousands)	Three Months Ended March 31, 2020	Twelve Months Ended December 31, 2019	Three Months Ended March 31, 2019
Loans outstanding at end of period	$4,552,708	4,453,466	4,303,787
Average amount of loans outstanding	$4,512,893	4,346,331	4,280,272

Allowance for loan losses, at beginning of year	$21,398	21,039	21,039
Provision for loan losses	5,590	2,263	500
	26,988	23,302	21,539

Loans charged off:
Commercial, financial, and agricultural	(2,460)	(2,473)	(246)
Real estate – construction, land development & other land loans	(40)	(553)	(264)
Real estate – mortgage – residential (1-4 family) first mortgages	(195)	(657)	(30)
Real estate – mortgage – home equity loans / lines of credit	(68)	(307)	(80)
Real estate – mortgage – commercial and other	(263)	(1,556)	(836)
Consumer loans	(287)	(757)	(281)
Total charge-offs	(3,313)	(6,303)	(1,737)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	217	980	414
Real estate – construction, land development & other land loans	290	1,275	287
Real estate – mortgage – residential (1-4 family) first mortgages	91	705	160
Real estate – mortgage – home equity loans / lines of credit	83	629	128
Real estate – mortgage – commercial and other	47	575	271
Consumer loans	95	235	33
Total recoveries	823	4,399	1,293
Net (charge-offs) recoveries	(2,490)	(1,904)	(444)
Allowance for loan losses, at end of period	$24,498	21,398	21,095

Ratios:
Net charge-offs (recoveries) as a percent of average loans (annualized)	0.22%	0.09%	0.04%
Allowance for loan losses as a percent of loans at end of period	0.54%	0.48%	0.49%
We recorded a provision for loan losses of $5.6 million in the first three months of 2020, compared to a provision for loan losses of $0.5 million in the first three months of 2019. The increase was primarily due to a provision recorded related to the economic impacts of the COVID-19 pandemic, as discussed below. Our allowance for loan loss is a mathematical model with the primary factors impacting this model being loan growth, net charge-off history, and asset quality trends, as well as specific reserves we set aside on certain individual loans exhibiting signs of deterioration. Our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. In recent years, the new periods have had generally lower net charge-offs (and net recoveries in some periods) than the older periods rolling out of the model, and thus mostly offset upward adjustments to the allowance that would normally be required to reflect new loan growth and the net charge-offs experienced, resulting in generally lower provisions for loan losses.

In March 2020, the COVID-19 pandemic began to impact our nation. The subsequent closures of many businesses and job losses are leading to widespread negative economic impacts. The U.S. Government has taken steps to lessen the negative impacts. In determining a COVID-19 related provision, we reviewed current data related to the

Index

negative economic impacts. We also reviewed deferrals that had been requested from borrowers and also reviewed the industries most at risk from the immediate impact of the shutdown. In this analysis, we identified approximately $553 million of loans to the following industries: hotels, restaurants, retail stores, travel accommodations, child care facilities, arts and entertainment, barber shops and beauty salons, car and boat dealers, and mini-storage facilities, as well as all credit cards. Existing risk grades were adjusted downwards for each of the loans in these industries for the purposes of this special provision and historical loss rates were applied.
The ratio of our allowance to total loans was 0.54% and 0.48% at March 31, 2020 and December 31, 2019, respectively. The increase in this ratio was a result of the factors discussed above that impacted our increased level of provision for loan losses in 2020.
Our ratio of allowance to total loans is significantly impacted by the acquisitions of Carolina Bank and Asheville Savings Bank in 2017, which had over $1 billion in total loans. Applicable accounting guidance did not allow us to record an allowance for loan losses upon the acquisition of loans – instead the acquired loans were recorded at their discounted fair value, which included the consideration of any expected losses. No allowance for loan losses is recorded for the acquired loans unless the expected credit losses exceed the remaining unamortized discounts – based on an individual basis for purchased credit impaired loans and on a pooled basis for performing acquired loans. See Critical Accounting Policies above for further discussion. Unaccreted discount on acquired loans, which is available to absorb loan losses on those acquired loans, amounted to $11.5 million and $12.7 million at March 31, 2020 and December 31, 2019, respectively.
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
Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at March 31, 2020, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2019.
Liquidity, Commitments, and Contingencies
Our liquidity is determined by our ability to convert assets to cash or acquire alternative sources of funds to meet the needs of our customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. Our primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments. Our securities portfolio is comprised almost entirely of readily marketable securities, which could also be sold to provide cash. Thus far in the COVID-19 pandemic, we have seen our liquidity levels increase, with increases in deposits accounts leading to higher cash levels.
In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $1.023 billion line of credit with the FHLB (of which $348 million and $247 million were outstanding at March 31, 2020 and December 31, 2019, respectively), 2) a $35 million federal funds line with a correspondent bank (of which none was outstanding at March 31, 2020 or December 31, 2019), and 3) an approximately $123 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at March 31, 2020 or December 31, 2019). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $190 million at both March 31, 2020 and December 31, 2019, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $814 million at March 31, 2020 compared to $744 million at December 31, 2019.

Index

Our overall liquidity has increased since December 31, 2019 due primarily to deposit growth which has exceeded loan growth. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 21.4% at December 31, 2019 to 22.8% at March 31, 2020.
We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.
The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2019, detail of which is presented in Table 18 on page 66 of our 2019 Annual Report on Form 10-K.
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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2020, and have no current plans to do so.
Capital Resources
The Company is regulated by the Board of Governors of the Federal Reserve Board (“FRB”) and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. Our banking subsidiary, First Bank, is also regulated by the FRB and the North Carolina Office of the Commissioner of Banks. We must comply with regulatory capital requirements established by the FRB. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), was enacted and which amended certain aspects of the regulatory framework for small depository institutions with assets less than $10 billion and for large banks with assets of more than $50 billion. The Economic Growth Act, among other matters, provided for an alternative capital rule for financial institutions and their holding companies with total consolidated assets of less than $10 billion. The Economic Growth Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% and 10%, which was proposed to be 9% by the federal regulators. The Community Bank Leverage Ratio provides for a simpler calculation of a bank’s capital ratio than the Basel III provisions that have been in place. Any qualifying depository institution or its holding company that elects to adopt the Community Bank Leverage Ratio and exceeds the ratio set by the banking regulators is considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. March 31, 2020 was the earliest date that the Company could have elected to adopt the Community Bank Leverage Ratio. However, the Company did not opt-in to that alternative framework and instead continues to use the Basel III standards.
Under Basel III standards and capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
The capital standards require us to maintain minimum ratios of “Common Equity Tier 1” capital to total risk-weighted assets, “Tier 1” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and

Index

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
In addition to the risk-based capital requirements described above, we are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3.00% to 5.00%, depending upon the institution’s composite ratings as determined by its regulators. The FRB has not advised us of any requirement specifically applicable to us.
At March 31, 2020, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2020	December 31, 2019
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	12.86%	13.28%
Minimum required Common equity Tier 1 capital	7.00%	7.00%

Tier I capital to Tier 1 risk weighted assets	13.98%	14.41%
Minimum required Tier 1 capital	8.50%	8.50%

Total risk-based capital to Tier II risk weighted assets	14.51%	14.89%
Minimum required total risk-based capital	10.50%	10.50%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	11.05%	11.19%
Minimum required Tier 1 leverage capital	4.00%	4.00%
First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At March 31, 2020, First Bank significantly exceeded the minimum ratios established by the regulatory authorities. The decrease in capital ratios from December 31, 2019 to March 31, 2020 was primarily due to the Company's stock repurchases of approximately $20 million during 2020 and strong balance sheet growth.
BUSINESS DEVELOPMENT AND OTHER SHAREHOLDER MATTERS
The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•
On March 13, 2020, the Company announced a quarterly cash dividend of $0.18 per share payable on April 24, 2020 to shareholders of record on March 31, 2020. This dividend rate represents a 50% increase over the dividend rate declared in the first quarter of 2019.

SHARE REPURCHASES
We repurchased 576,406 shares of our common stock during the first three months of 2020 at an average price of $34.70 per share, which totaled $20.0 million. At March 31, 2020, we had authority from our Board of Directors to repurchase up to an additional $20 million in shares of the Company’s common stock. We suspended share repurchases in March 2020 for the foreseeable future in response to the potential impact of COVID-19. We may repurchase shares of our stock in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Index

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)
Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (and net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.00% (realized in 2019) to a high of 4.13% (realized in 2015). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At March 31, 2020, approximately 72% of our interest-earning assets were subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.
Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at March 31, 2020, we had $1.8 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2020 are deposits totaling $2.6 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.
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

Index

In an effort to address concerns about the national and global economy the Federal Reserve cut interest rates by 75 basis points in the second half of 2019. And in March 2020, the Federal Reserve cut interest rates by an additional 150 basis points in response to the COVID-19 pandemic. Our interest-bearing cash balances and most of our variable rate loans, which comprise approximately one-third of our loan portfolio, generally reset to lower rates soon after interest rate cuts. As the March 2020 interest rate cuts occurred late in the quarter, the 2019 interest rate cuts were primarily responsible for the yields of our interest-earning assets declining by 20 basis points in comparing the first quarter of 2020 to the first quarter of 2019. We expect asset yields to again decline in the second quarter of 2020 due to the full-quarter impact of the March 2020 interest rate cuts. We reduced our offering rates on most deposit products in March 2020 and our borrowing costs are also trending lower due to the interest rate cuts. However, we believe that our lower funding costs will only partially offset the declines we expect in asset yields. Accordingly, we expect that our net interest margin will decline moderately in the remainder of 2020.

In April and early May 2020, we approved approximately $249.5 million in PPP loans. These loans all have an interest rate of 1.00%. In addition to the interest rate, the SBA is compensating us with an origination fee for each loan of between 1% to 5% of the loan amount, depending on the size of each loan. The Company expects to receive approximately $10.6 million in these fees related to the PPP loans that have been approved, which will be netted against the cost to originate each loan and will initially be amortized over the two year maturities of the loans. Early repayments, including the loan forgiveness provisions contained in the PPP, will result in accelerated amortization. Because of the uncertainties associated with the timing of PPP repayments, the anticipated impact of these loans has not been incorporated into the discussion above.
As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to the acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans amounted to $1.2 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that are initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $10.3 million at March 31, 2020 compared to $12.7 million at December 31, 2019.
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
Item 1A – Risk Factors
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in the forepart of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC. There are no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.

Changes in business and economic conditions, in particular those of North Carolina and South Carolina, are expected to lead to lower revenue, lower asset quality, and lower earnings.

Our business and earnings are closely tied to the economies of North Carolina and South Carolina. These local economies rely significantly on tourism, real estate, construction, government, and other service-based industries. Less tourism, real or threatened acts of war or terrorism, increases in energy costs, natural disasters and adverse weather, public health issues including the spread of the COVID-19 virus, and Federal, State of North Carolina, State of South Carolina, and local government budget issues may impact consumer and corporate spending.

Recent deterioration of economic conditions, locally, nationally, or globally could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues and lower earnings. Housing prices and unemployment rates are some of the metrics that we continually monitor. We also monitor the value of collateral, such as real estate, that secures the loans we have made. The borrowing power of our customers could also be negatively impacted by a decline in the value of collateral.

The COVID-19 pandemic has impacted the local economies in the communities we serve and our business, and the extent and severity of the impact on our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has negatively impacted the local, national, and global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. The duration of the COVID-19 pandemic and its effects cannot be determined with certainty, but the effects could be present for an extended period of time.

The majority of state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. In late March and early April 2020, the governors of North Carolina and South Carolina, respectively, signed stay-at-home orders with only certain exceptions for essential activities and prohibited gatherings of more than 10 people. Theses orders have had a negative impact on our local and national economies and are expected to continue to negatively impact these economies and our financial results. On May 1, 2020, the Governor of South Carolina ended the state's stay-at-home order effective May 4, 2020, but provided restrictions on the operating activities of certain businesses. The State of North Carolina’s stay-at-home order was set to expire on April 30, 2020. The Governor of North Carolina extended the stay-at-home order through May 8, 2020. On May 5, 2020, the Governor of North Carolina extended the stay-at-home order through May 22, 2020, but increased the number of reasons people are allowed to leave and allows most retail businesses that can comply with specific requirements to open at 50 percent capacity.

The COVID-19 pandemic and the institution of social distancing and sheltering in place requirements resulted in temporary closures of many businesses. As a result, the demand for our products and services may be significantly impacted. Furthermore, the COVID-19 pandemic could influence the recognition of credit losses in our loan

Index

portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Our operations may also be disrupted if significant portions of our workforce are unable to work effectively, including due to illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic.

In response to the COVID-19 pandemic, we have suspended residential property foreclosure sales and are offering fee waivers, payment deferrals or forbearances, and other expanded assistance for mortgages and home equity loans and lines, commercial, small business and personal lending customers. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 to January 31, 2020	109,000	$35.98	109,000	$36,077,714
February 1, 2020 to February 29, 2020	339,758	36.11	339,758	$23,807,579
March 1, 2020 to March 31, 2020	127,648	29.83	127,648	$20,000,000
Total	576,406	34.70	576,406	$20,000,000
Footnotes to the Above Table

(1)
All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. As of March 31, 2020, the Company had the remaining authorization to repurchase up to $20 million of the Company's stock, which was authorized and announced on November 19, 2019. The repurchase authorization has an expiration date of December 31, 2020. Given the COVID-19 outbreak and its effects on the markets, share repurchases have been suspended.

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such transactions during the three months ended March 31, 2020.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 8, 2020	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

May 8, 2020	BY:/s/ Eric P. Credle
Eric P. Credle Executive Vice President and Chief Financial Officer