Form 10-Q
period 2020-06-30
FIRST BANCORP /NC/
filed 2020-08-10
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on July 31, 2020 was 28,976,681.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index

FORWARD-LOOKING STATEMENTS
Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions, including the impact of the current pandemic. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2019 Annual Report on Form 10-K and Item 1A of Part II of this report.

Index

Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands)	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Cash and due from banks, noninterest-bearing	$94,684	64,519
Due from banks, interest-bearing	584,830	166,783
Total cash and cash equivalents	679,514	231,302

Securities available for sale	784,832	821,945
Securities held to maturity (fair values of $96,318 and $68,333)	94,924	67,932

Presold mortgages in process of settlement	31,015	19,712
SBA Loans held for sale	3,382	—

Loans	4,770,063	4,453,466
Allowance for loan losses	(42,342)	(21,398)
Net loans	4,727,721	4,432,068

Premises and equipment	115,373	114,859
Operating right-of-use lease assets	18,833	19,669
Accrued interest receivable	19,943	16,648
Goodwill	234,368	234,368
Other intangible assets	14,472	17,217
Foreclosed properties	2,987	3,873
Bank-owned life insurance	105,712	104,441
Other assets	55,519	59,605
Total assets	$6,888,595	6,143,639

LIABILITIES
Deposits: Noninterest bearing checking accounts	$2,041,778	1,515,977
Interest bearing checking accounts	1,112,625	912,784
Money market accounts	1,353,053	1,173,107
Savings accounts	474,455	424,415
Time deposits of $100,000 or more	610,137	649,947
Other time deposits	239,090	255,125
Total deposits	5,831,138	4,931,355
Borrowings	112,199	300,671
Accrued interest payable	1,525	2,154
Operating lease liabilities	19,109	19,855
Other liabilities	56,733	37,203
Total liabilities	6,020,704	5,291,238

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 28,976,681 and 29,601,264 shares	408,699	429,514
Retained earnings	441,846	417,764
Stock in rabbi trust assumed in acquisition	(2,217)	(2,587)
Rabbi trust obligation	2,217	2,587
Accumulated other comprehensive income (loss)	17,346	5,123
Total shareholders’ equity	867,891	852,401
Total liabilities and shareholders’ equity	$6,888,595	6,143,639
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$51,964	55,652	107,261	109,612
Interest on investment securities:
Taxable interest income	4,771	4,993	10,245	9,730
Tax-exempt interest income	117	271	281	608
Other, principally overnight investments	788	2,106	1,886	4,807
Total interest income	57,640	63,022	119,673	124,757

INTEREST EXPENSE
Savings, checking and money market accounts	1,333	2,335	3,692	4,344
Time deposits of $100,000 or more	2,323	3,522	5,247	6,700
Other time deposits	418	467	908	857
Borrowings	942	2,289	2,443	5,086
Total interest expense	5,016	8,613	12,290	16,987

Net interest income	52,624	54,409	107,383	107,770
Provision for loan losses	19,298	(308)	24,888	192
Net interest income after provision for loan losses	33,326	54,717	82,495	107,578

NONINTEREST INCOME
Service charges on deposit accounts	2,289	3,210	5,626	6,155
Other service charges, commissions and fees	4,624	5,050	8,693	9,556
Fees from presold mortgage loans	3,020	857	4,861	1,402
Commissions from sales of insurance and financial products	2,090	2,204	4,158	4,233
SBA consulting fees	3,739	921	4,766	2,184
SBA loan sale gains	1,965	3,069	2,612	5,131
Bank-owned life insurance income	629	631	1,271	1,277
Securities gains (losses), net	8,024	—	8,024	—
Other gains (losses), net	(187)	(308)	(113)	(226)
Total noninterest income	26,193	15,634	39,898	29,712

NONINTEREST EXPENSES
Salaries expense	20,606	19,732	40,716	38,697
Employee benefits expense	3,847	4,418	8,394	9,006
Total personnel expense	24,453	24,150	49,110	47,703
Occupancy expense	2,724	2,729	5,682	5,483
Equipment related expenses	1,020	1,183	2,165	2,552
Merger and acquisition expenses	—	103	—	213
Intangibles amortization expense	978	1,242	2,033	2,574
Foreclosed property losses, net	35	381	194	626
Other operating expenses	9,691	10,296	19,793	19,707
Total noninterest expenses	38,901	40,084	78,977	78,858

Income before income taxes	20,618	30,267	43,416	58,432
Income tax expense	4,266	6,408	8,884	12,288

Net income	$16,352	23,859	34,532	46,144

Earnings per common share:
Basic	$0.56	0.80	1.18	1.55
Diluted	0.56	0.80	1.18	1.55

Dividends declared per common share	$0.18	0.12	0.36	0.24

Weighted average common shares outstanding:
Basic	28,799,828	29,626,931	29,015,308	29,607,074
Diluted	28,969,728	29,796,941	29,184,421	29,808,859
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

($ in thousands-unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$16,352	23,859	34,532	46,144
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	2,772	11,701	23,537	17,604
Tax (expense) benefit	(637)	(2,714)	(5,409)	(4,094)
Reclassification to realized (gains) losses	(8,024)	—	(8,024)	—
Tax expense (benefit)	1,844	—	1,844	—
Postretirement Plans:
Amortization of unrecognized net actuarial loss	180	228	358	456
Tax benefit	(42)	(63)	(83)	(117)
Other comprehensive income (loss)	(3,907)	9,152	12,223	13,849
Comprehensive income	$12,445	33,011	46,755	59,993
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended June 30, 2019
Balances, April 1, 2019	29,746	$434,948	360,455	(3,245)	3,245	(7,264)	788,139

Net income			23,859				23,859
Cash dividends declared ($0.12 per common share)			(3,566)				(3,566)
Change in Rabbi Trust Obligation				379	(379)		—
Equity issued related to acquisition earnout	78	3,070					3,070
Stock repurchases	(182)	(6,524)					(6,524)
Stock option exercises	9	129					129
Stock withheld for payment of taxes	—	—					—
Stock-based compensation	66	910					910
Other comprehensive income (loss)						9,152	9,152

Balances, June 30, 2019	29,717	$432,533	380,748	(2,866)	2,866	1,888	815,169

Three Months Ended June 30, 2020
Balances, April 1, 2020	29,041	$410,236	430,709	(2,602)	2,602	21,253	862,198

Net income			16,352				16,352
Cash dividends declared ($0.18 per common share)			(5,215)				(5,215)
Change in Rabbi Trust Obligation				385	(385)		—
Stock repurchases	(104)	(2,432)					(2,432)
Stock-based compensation	40	895					895
Other comprehensive income (loss)						(3,907)	(3,907)

Balances, June 30, 2020	28,977	$408,699	441,846	(2,217)	2,217	17,346	867,891

See accompanying notes to unaudited consolidated financial statements.

Index

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Six Months Ended June 30, 2019
Balances, January 1, 2019	29,725	$434,453	341,738	(3,235)	3,235	(11,961)	764,230

Net income			46,144				46,144
Cash dividends declared ($0.24 per common share)			(7,134)				(7,134)
Change in Rabbi Trust Obligation				369	(369)		—
Equity issued related to acquisition earnout	78	3,070					3,070
Stock repurchases	(182)	(6,524)					(6,524)
Stock option exercises	9	129					129
Stock withheld for payment of taxes	(2)	(91)					(91)
Stock-based compensation	89	1,496					1,496
Other comprehensive income (loss)						13,849	13,849

Balances, June 30, 2019	29,717	$432,533	380,748	(2,866)	2,866	1,888	815,169

Six Months Ended June 30, 2020
Balances, January 1, 2020	29,601	429,514	417,764	(2,587)	2,587	5,123	852,401

Net income			34,532				34,532
Cash dividends declared ($0.36 per common share)			(10,450)				(10,450)
Change in Rabbi Trust Obligation				370	(370)		—
Stock repurchases	(680)	(22,432)					(22,432)
Stock-based compensation	56	1,617					1,617
Other comprehensive income (loss)						12,223	12,223

Balances, June 30, 2020	28,977	$408,699	441,846	(2,217)	2,217	17,346	867,891

See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

($ in thousands-unaudited)	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$34,532	46,144
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	24,888	192
Net security premium amortization	1,605	1,104
Loan discount accretion	(3,234)	(3,149)
Other purchase accounting accretion and amortization, net	32	(18)
Foreclosed property losses and write-downs, net	194	626
Gains on securities available for sale	(8,024)	—
Other losses	113	226
Decrease (increase) in net deferred loan costs	8,789	(485)
Depreciation of premises and equipment	2,963	2,886
Amortization of operating lease right-of-use assets	1,010	911
Repayments of lease obligations	(920)	(1,198)
Stock-based compensation expense	1,408	1,202
Amortization of intangible assets	2,033	2,574
Amortization of SBA servicing assets	1,416	621
Fees/gains from sale of presold mortgages and SBA loans	(7,473)	(6,533)
Origination of presold mortgage loans in process of settlement	(170,961)	(53,390)
Proceeds from sales of presold mortgage loans in process of settlement	165,223	52,878
Origination of SBA loans for sale	(58,396)	(91,323)
Proceeds from sales of SBA loans	45,306	73,313
Increase in accrued interest receivable	(3,295)	(905)
(Increase) decrease in other assets	(8,206)	80
(Decrease) increase in accrued interest payable	(629)	282
Increase (decrease) in other liabilities	16,123	(1,382)
Net cash provided by operating activities	44,497	24,656

Cash Flows From Investing Activities
Purchases of securities available for sale	(252,256)	(256,609)
Purchases of securities held to maturity	(50,272)	—
Proceeds from maturities/issuer calls of securities available for sale	91,976	82,952
Proceeds from maturities/issuer calls of securities held to maturity	22,907	21,725
Proceeds from sales of securities available for sale	219,697	—
Redemptions of FRB and FHLB stock, net	7,754	4,207
Net increase in loans	(311,493)	(67,139)
Proceeds from sales of foreclosed properties	1,354	3,262
Purchases of premises and equipment	(4,428)	(1,968)
Proceeds from sales of premises and equipment	192	240
Net cash used by investing activities	(274,569)	(213,330)

Cash Flows From Financing Activities
Net increase in deposits	899,841	183,823
Net increase (decrease) in short-term borrowings	(98,000)	(55,000)
Proceeds from long-term borrowings	150,000	—
Payments on long-term borrowings	(240,562)	(50,559)
Cash dividends paid – common stock	(10,563)	(6,542)
Repurchases of common stock	(22,432)	(6,524)
Proceeds from stock option exercises	—	129
Payment of taxes related to stock withheld	—	(91)
Net cash provided by financing activities	678,284	65,236

Increase (decrease) in cash and cash equivalents	448,212	(123,438)
Cash and cash equivalents, beginning of period	231,302	462,898

Cash and cash equivalents, end of period	$679,514	339,460

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$12,919	16,705
Cash paid during the period for income taxes	1,110	13,196
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	18,128	13,510
Non-cash: Foreclosed loans transferred to other real estate	662	1,555
Non-cash: Initial recognition of operating lease right-of-use assets	—	19,406
Non-cash: Initial recognition of operating lease liabilities	—	19,406
Non-cash: Equity issued related to acquisition earn-out	—	3,070
See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Period Ended June 30, 2020
Note 1 - Basis of Presentation and Risks and Uncertainties
Basis of Presentation
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2020, the consolidated results of operations for the three and six months ended June 30, 2020 and 2019, and the consolidated cash flows for the six months ended June 30, 2020 and 2019. All such adjustments were of a normal, recurring nature. Reference is made to the 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.
Risks and Uncertainties
The coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering-in-place policies have impacted and may continue to impact many of the Company’s customers. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees and communities during this difficult time. The Company has given hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encourages customers to reach out for assistance to support their individual circumstances.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, which the Company has applied, modifications deemed to be COVID-19-related would not be considered a troubled debt restructuring (“TDR”) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification would not meet the requirements under accounting principles generally accepted in the United States of America to be a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. Under these terms, as of June 30, 2020, the Company has payment deferrals for 1,483 loans with an aggregate loan balance of $774 million. These deferrals are generally no more than 90 days in duration. As the initial 90 day deferrals expire, the Company is approving second deferral requests based on the circumstances of each borrower. Thus a portion of the deferrals at June 30, 2020 represent grants of second deferrals for those borrowers whose initial deferrals were on or prior to April 1, 2020.
Additionally, the Company is a lender for the Small Business Administration's (“SBA”) Paycheck Protection Program ("PPP"), a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic and may be a lender for programs created in the future. These programs were new and their effects on the Company’s business remain uncertain. Through June 30, 2020, the Company approved and funded 2,810 PPP loans totaling approximately $244.9 million under the allocation approved by Congress.

In a period of economic contraction, elevated levels of loan losses and lost interest income may occur.  The Company continues to accrue interest on loans modified in accordance with the CARES Act.  To the extent those borrowers are unable to resume normal contractual payments, the Company could experience additional losses of principal and interest.
Note 2 – Accounting Policies
Accounting Standards:

Index

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
Accounting Standards Adopted in 2020
In January 2017, the FASB amended the Goodwill and Other Intangibles topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. The amount of goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirements for the technical corrections were effective for the Company on January 1, 2020 and the adoption of this amendment did not have a material effect on the Company's financial statements. The Company's policy is to test goodwill for impairment annually on October 31 or on an interim basis if an event triggering impairment may have occurred. During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis. The results of the March 31, 2020 determined that none of the Company's goodwill was impaired as of March 31, 2020. The Company reviewed and updated this analysis as of June 30, 2020 and again determined that there was no impairment of its goodwill. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.
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
Accounting Standards Pending Adoption
In June 2016, the FASB issued guidance to change the accounting for credit losses. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit losses" and record an allowance that, when deducted from the amortized cost basis of the financial assets, presents the net amount expected to be collected on the financial assets.  In May 2019, the FASB issued additional guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of the CECL model. The Company does not expect to elect this option. The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts. Except as discussed below, the Company would have applied the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, which, for the Company, is January 1, 2020, with future adjustments to credit loss expectations recorded through the income statement as charges or credits to earnings. In the first quarter of 2020, in response to the COVID-19 pandemic, the CARES Act was enacted by the United States Congress and signed by the President. This CARES Act included an election to defer the implementation of CECL until the earlier of the cessation of the national emergency or December 31, 2020. The Company is prepared for CECL implementation but elected to defer its effective date, as permitted by the CARES Act, because of the challenges associated with developing a reliable forecast of losses that may result from the unprecedented COVID-19 pandemic. Upon the adoption of CECL, the Company expects its allowance for credit losses related to all financial assets will increase to approximately $40-$44 million as of January 1, 2020 compared to its allowance for loan losses at December 31,

Index

2019 of approximately $21 million. As noted above, this initial impact will be reflected as a cumulative-effect adjustment to retained earnings.
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
See Note 1 regarding temporary provisions of the Coronavirus Aid Relief, and Economic Security Act (CARES Act) related to loans.
Note 3 – Reclassifications
Certain amounts reported in the periods ended June 30, 2019 and December 31, 2019 may have been reclassified to conform to the presentation for June 30, 2020. Any reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.
Note 4 – Stock-Based Compensation
The Company recorded total stock-based compensation expense of $895,000 and $801,000 for the three months ended June 30, 2020 and 2019, respectively, and $1,408,000 and $1,202,000 for the six months ended June 30, 2020 and 2019, respectively, which includes the value of stock grants to directors as discussed below. The Company recognized $206,000 and $184,000 of income tax benefits related to stock-based compensation expense in the income statement for the three months ended June 30, 2020 and 2019, respectively, and $324,000 and $246,000 for the six months ended June 30, 2020 and 2019, respectively.
At June 30, 2020, the sole equity-based compensation plan for the Company is the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of June 30, 2020, the Equity Plan had 576,614 shares remaining available for grant.
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
In addition to employee equity awards, the Company's practice is to grant common shares, valued at approximately $32,000 to each non-employee director (currently eleven in total) in June of each year. Compensation expense

Index

associated with these director awards is recognized on the date of award since there are no vesting conditions. On June 1, 2020, the Company granted 14,146 shares of common stock to non-employee directors (1,286 shares per director), at a fair market value of $24.87 per share, which was the closing price of the Company's common stock on that date, and resulted in $352,000 in expense. On June 1, 2019, the Company granted 9,030 shares of common stock to non-employee directors (903 shares per director), at a fair market value of $35.41 per share, which was the closing price of the Company's common stock on that date, and resulted in $320,000 in expense. The expense associated with director grants is classified as "other operating expense" in the Consolidated Statements of Income.
The following table presents information regarding the activity for the first six months of 2020 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	159,366	$36.79
Granted during the period	41,966	28.58
Vested during the period	(2,790)	36.26
Forfeited or expired during the period	—	—

Nonvested at June 30, 2020	198,542	$35.06

Total unrecognized compensation expense as of June 30, 2020 amounted to $3,034,000 with a weighted-average remaining term of 1.9 years. For the nonvested awards that are outstanding at June 30, 2020, the Company expects to record $1,853,000 in compensation expense in the next twelve months, $1,017,000 of which is expected to be recorded in the remaining quarters of 2020.
Prior to 2010, stock options were the primary form of stock-based compensation utilized by the Company. At June 30, 2020, there were no stock options outstanding. During both the three and six months ended June 30, 2020, there were no stock option exercises. During the three and six months ended June 30, 2019, there were $129,000 in stock option exercises.
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

Index

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended June 30,
	2020			2019
($ in thousands except per share amounts)	Per Share Amount	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$16,352			$23,859
Less: income allocated to participating securities	(96)			(114)
Basic EPS per common share	$16,256	28,799,828	$0.56	$23,745	29,626,931	$0.80

Diluted EPS:
Net income	$16,352	28,799,828		$23,859	29,626,931
Effect of Dilutive Securities	—	169,900		—	170,010
Diluted EPS per common share	$16,352	28,969,728	$0.56	$23,859	29,796,941	$0.80

	For the Six Months Ended June 30,
	2020			2019
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$34,532			$46,144
Less: income allocated to participating securities	$(200)			$(227)
Basic EPS per common share	$34,332	29,015,308	$1.18	$45,917	29,607,074	$1.55

Diluted EPS:
Net income	$34,532	29,015,308		$46,144	29,607,074
Effect of Dilutive Securities	—	169,113		—	201,785
Diluted EPS per common share	$34,532	29,184,421	$1.18	$46,144	29,808,859	$1.55

There were no antidilutive options for any of the periods presented.

Index

Note 6 – Securities

The book values and approximate fair values of investment securities at June 30, 2020 and December 31, 2019 are summarized as follows:

($ in thousands)	June 30, 2020				December 31, 2019
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
Government-sponsored enterprise securities	$45,024	45,394	370	—	20,000	20,009	17	(8)
Mortgage-backed securities	670,861	694,299	23,913	(475)	758,491	767,285	9,463	(669)
Corporate bonds	43,691	45,139	1,702	(254)	33,711	34,651	1,025	(85)
Total available for sale	$759,576	784,832	25,985	(729)	812,202	821,945	10,505	(762)

Securities held to maturity:
Mortgage-backed securities	$36,387	37,363	976	—	41,423	41,542	125	(6)
State and local governments	58,537	58,955	418	—	26,509	26,791	285	(3)
Total held to maturity	$94,924	96,318	1,394	—	67,932	68,333	410	(9)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations, except for private mortgage-backed securities with a fair value of $1.0 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively.

The following table presents information regarding securities with unrealized losses at June 30, 2020:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	—	—	—	—
Mortgage-backed securities	67,514	276	6,772	199	74,286	475
Corporate bonds	13,866	134	880	120	14,746	254
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$81,380	410	7,652	319	89,032	729

The following table presents information regarding securities with unrealized losses at December 31, 2019:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$4,992	8	—	—	4,992	8
Mortgage-backed securities	77,274	293	50,851	382	128,125	675
Corporate bonds	—	—	915	85	915	85
State and local governments	—	—	934	3	934	3
Total temporarily impaired securities	$82,266	301	52,700	470	134,966	771

Index

In the above tables, all of the securities that were in an unrealized loss position at June 30, 2020 and December 31, 2019 were bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company evaluated the collectability of each of these bonds and concluded that there was no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
As of June 30, 2020 and December 31, 2019, the Company's security portfolio held 25 securities and 54 securities, respectively, that were in an unrealized loss position.
The book values and approximate fair values of investment securities at June 30, 2020, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities
Due within one year	$—	—	1,501	1,520
Due after one year but within five years	28,691	30,393	4,856	4,982
Due after five years but within ten years	59,024	59,260	3,587	3,669
Due after ten years	1,000	880	48,593	48,784
Mortgage-backed securities	670,861	694,299	36,387	37,363
Total securities	$759,576	784,832	94,924	96,318

At June 30, 2020 and December 31, 2019 investment securities with carrying values of $370,522,000 and $260,826,000, respectively, were pledged as collateral for public deposits.
In the second quarter of 2020, the Company received proceeds from sales of securities of $219,697,000 and recorded $8,024,000 in gains from the sales. The Company sold no securities in 2019.
Included in “other assets” in the Consolidated Balance Sheets are cost-method investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $25,626,000 and $33,380,000 at June 30, 2020 and December 31, 2019, respectively. The FHLB stock had a cost and fair value of $8,003,000 and $15,789,000 at June 30, 2020 and December 31, 2019, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $17,623,000 and $17,591,000 at June 30, 2020 and December 31, 2019, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at June 30, 2020 was approximately 1.62, which means the Company would receive approximately 20,051 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.

Index

Note 7 – Loans and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$723,053	15%	$504,271	11%
Real estate – construction, land development & other land loans	648,590	14%	530,866	12%
Real estate – mortgage – residential (1-4 family) first mortgages	1,076,411	22%	1,105,014	25%
Real estate – mortgage – home equity loans / lines of credit	318,618	7%	337,922	8%
Real estate – mortgage – commercial and other	1,959,078	41%	1,917,280	43%
Consumer loans	51,161	1%	56,172	1%
Subtotal	4,776,911	100%	4,451,525	100%
Unamortized net deferred loan costs (fees)	(6,848)		1,941
Total loans	$4,770,063		$4,453,466

Included in the table above are PPP loans totaling $244.9 million that are in the line item "Commercial, financial and agricultural." PPP loans are fully guaranteed by the SBA. Included in unamortized net deferred loan fees are $8.8 million in unamortized net deferred loan fees associated with PPP loans. These fees are being amortized under the effective interest method over the terms of the loans. Accelerated amortization will be recorded in the periods in which principal amounts are forgiven in accordance with the terms of the program.

Also included in the table above are various non-PPP SBA loans, with additional information on these loans presented in the table below.

($ in thousands)	June 30, 2020	December 31, 2019
Guaranteed portions of non-PPP SBA loans included in table above	$31,630	54,400
Unguaranteed portions of SBA Loans included in table above	123,125	110,782
Total non-PPP SBA loans included in the table above	$154,755	165,182

Sold portions of SBA with servicing retained - not included in tables above	$347,376	316,730

At June 30, 2020 and December 31, 2019, there was a remaining unaccreted discount on the retained portion of sold SBA loans amounting to $6.8 million and $7.1 million, respectively.
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
As of June 30, 2020 and December 31, 2019, there was a remaining accretable discount of $9.5 million and $11.1 million, respectively, related to purchased non-impaired loans. The discounts are amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.

Index

The following table presents changes in the carrying value of PCI loans.

PCI loans	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Balance at beginning of period	$12,664	17,393
Change due to payments received and accretion	(2,939)	(3,273)
Change due to loan charge-offs	(10)	(11)
Transfers to foreclosed real estate	—	—
Other	27	66
Balance at end of period	$9,742	14,175

The following table presents changes in the accretable yield for PCI loans.

Accretable Yield for PCI loans	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Balance at beginning of period	$4,149	4,750
Accretion	(742)	(811)
Reclassification from (to) nonaccretable difference	366	502
Other, net	(510)	(89)
Balance at end of period	$3,263	4,352

During the first six months of 2020, the Company received $414,000 in payments that exceeded the carrying amount of the related PCI loans, of which $341,000 was recognized as loan discount accretion income, $59,000 was recorded as additional loan interest income, and $14,000 was recorded as a recovery. During the first six months of 2019, the Company received $290,000 in payments that exceeded the carrying amount of the related PCI loans, of which $263,000 was recognized as loan discount accretion income and $27,000 was recorded as additional loan interest income.
Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows.

($ in thousands)	June 30, 2020	December 31, 2019
Nonperforming assets
Nonaccrual loans	$34,922	24,866
Restructured loans - accruing	9,867	9,053
Accruing loans > 90 days past due	—	—
Total nonperforming loans	44,789	33,919
Foreclosed real estate	2,987	3,873
Total nonperforming assets	$47,776	37,792

Purchased credit impaired loans not included above (1)	$9,742	12,664

(1) In the March 3, 2017 acquisition of Carolina Bank, and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $0.8 million and $0.8 million in PCI loans at June 30, 2020 and December 31, 2019, respectively, that were contractually past due 90 days or more.
At June 30, 2020 and December 31, 2019, the Company had $2.0 million and $0.6 million in residential mortgage loans in process of foreclosure, respectively.

Index

The following is a summary of the Company’s nonaccrual loans by major categories.

($ in thousands)	June 30, 2020	December 31, 2019
Commercial, financial, and agricultural	$8,239	5,518
Real estate – construction, land development & other land loans	1,038	1,067
Real estate – mortgage – residential (1-4 family) first mortgages	7,327	7,552
Real estate – mortgage – home equity loans / lines of credit	1,903	1,797
Real estate – mortgage – commercial and other	16,229	8,820
Consumer loans	186	112
Total	$34,922	24,866

The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2020. Due to the onset of the COVID-19 pandemic not occurring until late in the first quarter of 2020, as well as the Company's COVID-19 deferral program and the SBA's relief program, whereby the SBA is making six months of principal and interest payments on most SBA loans held in the Company's portfolio, the past due amounts below were not negatively impacted by the pandemic and were likely favorably impacted.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$1,133	95	—	8,239	713,401	722,868
Real estate – construction, land development & other land loans	133	751	—	1,038	643,790	645,712
Real estate – mortgage – residential (1-4 family) first mortgages	624	1,279	—	7,327	1,061,983	1,071,213
Real estate – mortgage – home equity loans / lines of credit	593	203	—	1,903	315,824	318,523
Real estate – mortgage – commercial and other	1,055	278	—	16,229	1,940,194	1,957,756
Consumer loans	136	35	—	186	50,740	51,097
Purchased credit impaired	11	13	800	—	8,918	9,742
Total	$3,685	2,654	800	34,922	4,734,850	4,776,911
Unamortized net deferred loan costs (fees)						(6,848)
Total loans						$4,770,063

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2019.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$752	—	—	5,518	497,788	504,058
Real estate – construction, land development & other land loans	37	152	—	1,067	529,444	530,700
Real estate – mortgage – residential (1-4 family) first mortgages	10,858	5,056	—	7,552	1,076,205	1,099,671
Real estate – mortgage – home equity loans / lines of credit	770	300	—	1,797	334,832	337,699
Real estate – mortgage – commercial and other	4,257	—	—	8,820	1,897,573	1,910,650
Consumer loans	344	137	—	112	55,490	56,083
Purchased credit impaired	218	38	762	—	11,646	12,664
Total	$17,236	5,683	762	24,866	4,402,978	4,451,525
Unamortized net deferred loan costs						1,941
Total loans						$4,453,466

Index

The following table presents the activity in the allowance for loan losses for all loans for the three and six months ended June 30, 2020.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended June 30, 2020

Beginning balance	$4,204	2,599	4,373	1,394	10,913	1,015	—	24,498
Charge-offs	(1,471)	(5)	(279)	(313)	(282)	(110)	—	(2,460)
Recoveries	260	353	224	83	55	31	—	1,006
Provisions	2,996	2,730	4,021	1,195	8,069	287	—	19,298
Ending balance	$5,989	5,677	8,339	2,359	18,755	1,223	—	42,342

As of and for the six months ended June 30, 2020

Beginning balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398
Charge-offs	(3,931)	(45)	(474)	(381)	(545)	(397)	—	(5,773)
Recoveries	477	643	315	166	102	126	—	1,829
Provisions	4,890	3,103	4,666	1,447	10,260	522	—	24,888
Ending balance	$5,989	5,677	8,339	2,359	18,755	1,223	—	42,342

Ending balance as of June 30, 2020: Allowance for loan losses
Individually evaluated for impairment	$830	67	817	—	1,052	—	—	2,766
Collectively evaluated for impairment	$5,117	5,610	7,412	2,359	17,699	1,215	—	39,412
Purchased credit impaired	$42	—	110	—	4	8	—	164

Loans receivable as of June 30, 2020
Ending balance – total	$723,053	648,590	1,076,411	318,618	1,959,078	51,161	—	4,776,911
Unamortized net deferred loan fees								(6,848)
Total loans								$4,770,063

Ending balances as of June 30, 2020: Loans
Individually evaluated for impairment	$6,736	965	9,743	325	17,697	—	—	35,466
Collectively evaluated for impairment	$716,132	644,747	1,061,470	318,198	1,940,059	51,097	—	4,731,703
Purchased credit impaired	$185	2,878	5,198	95	1,322	64	—	9,742

Index

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2019.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the year ended December 31, 2019

Beginning balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039
Charge-offs	(2,473)	(553)	(657)	(307)	(1,556)	(757)	—	(6,303)
Recoveries	980	1,275	705	629	575	235	—	4,399
Provisions	3,157	(989)	(1,413)	(860)	1,936	542	(110)	2,263
Ending balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398

Ending balances as of December 31, 2019: Allowance for loan losses
Individually evaluated for impairment	$1,791	50	750	—	983	—	—	3,574
Collectively evaluated for impairment	$2,720	1,926	2,976	1,127	7,931	961	—	17,641
Purchased credit impaired	$42	—	106	—	24	11	—	183

Loans receivable as of December 31, 2019:
Ending balance – total	$504,271	530,866	1,105,014	337,922	1,917,280	56,172	—	4,451,525
Unamortized net deferred loan costs								1,941
Total loans								$4,453,466

Ending balances as of December 31, 2019: Loans
Individually evaluated for impairment	$4,957	796	9,546	333	9,570	—	—	25,202
Collectively evaluated for impairment	$499,101	529,904	1,090,125	337,366	1,901,080	56,083	—	4,413,659
Purchased credit impaired	$213	166	5,343	223	6,630	89	—	12,664

Index

The following table presents the activity in the allowance for loan losses for all loans for the three and six months ended June 30, 2019.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended June 30, 2019

Beginning balance	$3,709	2,284	4,510	1,374	8,120	1,006	92	21,095
Charge-offs	(690)	(29)	(155)	(66)	(2)	(155)	—	(1,097)
Recoveries	191	202	222	327	103	54	—	1,099
Provisions	8	(642)	(454)	(364)	631	306	207	(308)
Ending balance	$3,218	1,815	4,123	1,271	8,852	1,211	299	20,789

As of and for the six months ended June 30, 2019

Beginning balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039
Charge-offs	(936)	(293)	(185)	(146)	(838)	(436)	—	(2,834)
Recoveries	605	489	382	455	374	87	—	2,392
Provisions	660	(624)	(1,271)	(703)	1,333	608	189	192
Ending balance	$3,218	1,815	4,123	1,271	8,852	1,211	299	20,789

Ending balance as of June 30, 2019: Allowance for loan losses
Individually evaluated for impairment	$435	44	770	—	783	—	—	2,032
Collectively evaluated for impairment	$2,776	1,771	3,289	1,271	8,013	1,195	299	18,614
Purchased credit impaired	$7	—	64	—	56	16	—	143

Loans receivable as of June 30, 2019
Ending balance – total	$471,188	456,781	1,090,601	349,355	1,900,188	69,600	—	4,337,713
Unamortized net deferred loan costs								1,784
Total loans								$4,339,497

Ending balances as of June 30, 2019: Loans
Individually evaluated for impairment	$992	1,020	10,334	21	7,451	—	—	19,818
Collectively evaluated for impairment	$469,932	455,589	1,074,325	349,124	1,885,294	69,456	—	4,303,720
Purchased credit impaired	$264	172	5,942	210	7,443	144	—	14,175

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of June 30, 2020.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$13	17	—	16
Real estate – mortgage – construction, land development & other land loans	331	500	—	223
Real estate – mortgage – residential (1-4 family) first mortgages	4,584	4,874	—	4,595
Real estate – mortgage –home equity loans / lines of credit	325	357	—	329
Real estate – mortgage –commercial and other	14,293	16,311	—	7,469
Consumer loans	—	—	—	—
Total impaired loans with no allowance	$19,546	22,059	—	12,632

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$6,723	7,533	830	4,898
Real estate – mortgage – construction, land development & other land loans	634	643	67	616
Real estate – mortgage – residential (1-4 family) first mortgages	5,159	5,383	817	5,140
Real estate – mortgage –home equity loans / lines of credit	—	—	—	34
Real estate – mortgage –commercial and other	3,404	3,427	1,052	5,574
Consumer loans	—	—	—	—
Total impaired loans with allowance	$15,920	16,986	2,766	16,262
Interest income recorded on impaired loans during the six months ended June 30, 2020 was insignificant.

Index

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2019.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$16	19	—	74
Real estate – mortgage – construction, land development & other land loans	221	263	—	366
Real estate – mortgage – residential (1-4 family) first mortgages	4,300	4,539	—	4,415
Real estate – mortgage –home equity loans / lines of credit	333	357	—	147
Real estate – mortgage –commercial and other	2,643	3,328	—	3,240
Consumer loans	—	—	—	—
Total impaired loans with no allowance	$7,513	8,506	—	8,242

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$4,941	4,995	1,791	1,681
Real estate – mortgage – construction, land development & other land loans	575	575	50	586
Real estate – mortgage – residential (1-4 family) first mortgages	5,246	5,469	750	6,206
Real estate – mortgage –home equity loans / lines of credit	—	—	—	55
Real estate – mortgage –commercial and other	6,927	7,914	983	5,136
Consumer loans	—	—	—	—
Total impaired loans with allowance	$17,689	18,953	3,574	13,664

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

The following table presents the Company’s recorded investment in loans by credit quality indicators as of June 30, 2020.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$708,073	5,910	646	8,239	722,868
Real estate – construction, land development & other land loans	638,421	4,722	1,531	1,038	645,712
Real estate – mortgage – residential (1-4 family) first mortgages	1,042,495	8,132	13,259	7,327	1,071,213
Real estate – mortgage – home equity loans / lines of credit	309,614	1,183	5,823	1,903	318,523
Real estate – mortgage – commercial and other	1,915,982	21,647	3,898	16,229	1,957,756
Consumer loans	50,504	209	198	186	51,097
Purchased credit impaired	7,933	86	1,723	—	9,742
Total	$4,673,022	41,889	27,078	34,922	4,776,911
Unamortized net deferred loan costs					(6,848)
Total loans					4,770,063

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2019.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$486,081	7,998	4,461	5,518	504,058
Real estate – construction, land development & other land loans	522,767	4,075	2,791	1,067	530,700
Real estate – mortgage – residential (1-4 family) first mortgages	1,063,735	13,187	15,197	7,552	1,099,671
Real estate – mortgage – home equity loans / lines of credit	328,903	1,258	5,741	1,797	337,699
Real estate – mortgage – commercial and other	1,873,594	20,800	7,436	8,820	1,910,650
Consumer loans	55,203	413	355	112	56,083
Purchased credit impaired	8,098	2,590	1,976	—	12,664
Total	$4,338,381	50,321	37,957	24,866	4,451,525
Unamortized net deferred loan costs					1,941
Total loans					4,453,466

Troubled Debt Restructurings
The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extension of terms and other actions intended to minimize potential losses. As previously noted, under the CARES Act and banking regulator guidance, which the Company has applied, modifications deemed to be COVID-19-related are not considered a troubled debt restructuring if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. Under these terms, as of June 30, 2020, the Company had processed payment deferrals for 1,483 loans with an aggregate loan balance of $774 million. These deferrals were generally no more than 90 days in duration and are not included in the troubled debt restructurings disclosed in this report. As the initial 90 day deferrals expire, the Company is approving second deferral requests based on the circumstances of each borrower. Thus a portion of the deferrals at June 30, 2020 represent grants of second deferrals for those borrowers whose initial deferrals were on or prior to April 1, 2020. The Company continues to accrue interest on these loans during the deferral period.
The vast majority of the Company’s troubled debt restructurings modified during the periods ended June 30, 2020 and June 30, 2019 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.
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

Index

The following table presents information related to loans modified in a troubled debt restructuring during the three months ended June 30, 2020 and 2019.

($ in thousands)	For the three months ended June 30, 2020			For the three months ended June 30, 2019
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	1	$143	$143
Real estate – construction, land development & other land loans	1	67	67	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	2	75	78	1	136	136
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	1	965	965
Consumer loans	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total TDRs arising during period	3	$142	$145	3	$1,244	$1,244

Index

The following table presents information related to loans modified in a troubled debt restructuring during the six months ended June 30, 2020 and 2019.

($ in thousands)	For the six months ended June 30, 2020			For the six months ended June 30, 2019
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	2	$143	$143	1	$143	$143
Real estate – construction, land development & other land loans	1	67	67	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	2	75	78	3	390	394
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	1	965	965
Consumer loans	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total TDRs arising during period	5	$285	$288	5	$1,498	$1,502

Accruing restructured loans that were modified in the previous twelve months and that defaulted during the three months ended June 30, 2020 and 2019 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the Three Months Ended June 30, 2020		For the Three Months Ended June 30, 2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	1	$93
Real estate – mortgage – commercial and other	1	274	—	—
Total accruing TDRs that subsequently defaulted	1	$274	1	$93

Accruing restructured loans that were modified in the previous twelve months and that defaulted during the six months ended June 30, 2020 and 2019 are presented in the table below.

Index

($ in thousands)	For the Six Months Ended June 30, 2020		For the Six Months Ended June 30, 2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	1	$93
Real estate – mortgage – commercial and other	1	274	—	—
Total accruing TDRs that subsequently defaulted	1	$274	1	$93

Note 8 – Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2020 and December 31, 2019, and the carrying amount of unamortized intangible assets as of those same dates.

	June 30, 2020		December 31, 2019
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$6,013	2,445	6,013	2,185
Core deposit intangibles	28,440	22,337	28,440	20,610
SBA servicing asset	8,480	3,809	7,776	2,393
Other	1,303	1,173	1,303	1,127
Total	$44,236	29,764	43,532	26,315

Unamortizable intangible assets:
Goodwill	$234,368		234,368

SBA servicing assets are recorded for SBA loans, or portions thereof, that the Company has sold but continue to service for a fee. Servicing assets are initially recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income as an offset to SBA servicing fees within the line item "Other service charges, commissions, and fees." As noted in the table above, the Company has a SBA servicing asset at June 30, 2020 with a remaining book value of $4,671,000. The Company recorded $704,000 and $1,484,000 in servicing assets associated with the guaranteed portion of SBA loans sold during the first six months of 2020 and 2019, respectively. During the first six months of 2020 and 2019, the Company recorded $1,416,000 and $621,000, respectively, in related amortization expense. Included in the amortization expense for the first six months of 2020 is a first quarter of 2020 impairment charge of approximately $500,000 due to a decrease in the fair value of the asset resulting from deteriorations in market conditions at the end of the first quarter of 2020.
Amortization expense of all other intangible assets totaled $978,000 and $1,242,000 for the three months ended June 30, 2020 and 2019, respectively. Amortization expense of all other intangible assets totaled $2,033,000 and $2,574,000 for the six months ended June 30, 2020 and 2019, respectively.
During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim step-one goodwill impairment quantitative analysis. The results of the March 31, 2020 analysis determined that none of the Company's goodwill was impaired as of March 31, 2020. As a result of the continued economic turmoil and market volatility during the period ended June 30, 2020, the Company qualitatively reviewed the factors and assumptions used in the March 31, 2020 analysis, including financial projections, discount rates, and market premiums, in light of the triggering event existing as of June 30, 2020 and based on that analysis, the Company concluded there was no impairment of its goodwill at June 30, 2020. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

($ in thousands)	Estimated Amortization Expense
July 1 to December 31, 2020	$1,808
2021	2,927
2022	2,022
2023	1,041
2024	404
Thereafter	1,599
Total	$9,801

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
The Company recorded periodic pension cost totaling $215,000 and $244,000 for the three months ended June 30, 2020 and 2019, respectively, and $431,000 and $488,000 for the six months ended June 30, 2020 and 2019, respectively. The following table contains the components of the pension cost.

	For the Three Months Ended June 30,
($ in thousands)	2020 Pension Plan	2019 Pension Plan	2020 SERP	2019 SERP	2020 Total Both Plans	2019 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	305	372	55	41	360	413
Expected return on plan assets	(325)	(397)	—	—	(325)	(397)
Amortization of net (gain)/loss	221	223	(41)	5	180	228
Net periodic pension cost	$201	198	14	46	215	244

	Six Months Ended June 30, 2020
($ in thousands)	2020 Pension Plan	2019 Pension Plan	2020 SERP	2019 SERP	2020 Total Both Plans	2019 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	613	744	110	82	723	826
Expected return on plan assets	(650)	(794)	—	—	(650)	(794)
Amortization of net (gain)/loss	440	446	(82)	10	358	456
Net periodic pension cost	$403	396	28	92	431	488

The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first six months of 2020 and does not expect to contribute to the Pension Plan in the remainder of 2020.

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

($ in thousands)	June 30, 2020	December 31, 2019
Unrealized gain (loss) on securities available for sale	$25,256	9,743
Deferred tax asset (liability)	(5,804)	(2,239)
Net unrealized gain (loss) on securities available for sale	19,452	7,504

Postretirement plans asset (liability)	(2,734)	(3,092)
Deferred tax asset (liability)	628	711
Net postretirement plans asset (liability)	(2,106)	(2,381)

Total accumulated other comprehensive income (loss)	$17,346	5,123

The following table discloses the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2020 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance at January 1, 2020	$7,504	(2,381)	5,123
Other comprehensive income (loss) before reclassifications	18,128	—	18,128
Amounts reclassified from accumulated other comprehensive income	(6,180)	275	(5,905)
Net current-period other comprehensive income (loss)	11,948	275	12,223

Ending balance at June 30, 2020	$19,452	(2,106)	17,346
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2020.

($ in thousands)
Description of Financial Instruments	Fair Value at June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$45,394	—	45,394	—
Mortgage-backed securities	694,299	—	694,299	—
Corporate bonds	45,139	—	45,139	—
Total available for sale securities	$784,832	—	784,832	—

Presold mortgages in process of settlement	$31,015	31,015	—	—

Nonrecurring
Impaired loans	$16,783	—	—	16,783
Foreclosed real estate	1,151	—	—	1,151

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
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at June 30, 2020	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans - valued at collateral value	$11,150	Appraised value	Discounts applied for estimated costs to sell	10%
Impaired loans - valued at PV of expected cash flows	5,633	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	4-11% (6.26%)
Foreclosed real estate	1,151	Appraised value	Discounts for estimated costs to sell	10%

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

Index

The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2020 and December 31, 2019 are as follows:

		June 30, 2020		December 31, 2019
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$94,684	94,684	64,519	64,519
Due from banks, interest-bearing	Level 1	584,830	584,830	166,783	166,783
Securities held to maturity	Level 2	94,924	96,318	67,932	68,333
SBA loans held for sale	Level 2	3,382	3,734	—	—
Total loans, net of allowance	Level 3	4,727,721	4,720,772	4,432,068	4,407,610
Accrued interest receivable	Level 1	19,943	19,943	16,648	16,648
Bank-owned life insurance	Level 1	105,712	105,712	104,441	104,441
SBA Servicing Asset	Level 3	4,671	4,973	5,383	5,649

Deposits	Level 2	5,831,138	5,833,990	4,931,355	4,930,751
Borrowings	Level 2	112,199	103,001	300,671	295,399
Accrued interest payable	Level 2	1,525	1,525	2,154	2,154

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

Index

Note 12 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended		For the SIx Months Ended
$ in thousands	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Noninterest Income
In-scope of ASC 606:
Service charges on deposit accounts:	$2,289	3,210	5,626	6,155
Other service charges, commissions, and fees:
Interchange income	3,086	3,492	5,972	6,301
Other service charges and fees	1,538	1,558	2,721	3,255
Commissions from sales of insurance and financial products:
Insurance income	1,363	1,304	2,561	2,672
Wealth management income	727	900	1,597	1,561
SBA consulting fees	3,739	921	4,766	2,184
Noninterest income (in-scope of ASC 606)	12,742	11,385	23,243	22,128
Noninterest income (out-of-scope of ASC 606)	13,451	4,249	16,655	7,584
Total noninterest income	$26,193	15,634	39,898	29,712

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
SBA Consulting fees: The Company earns fees for its consulting services related to the origination of SBA loans. Fees are based on a percentage of the dollar amount of the originated loans and are recorded when the performance obligation has been satisfied. During the three months ended June 30, 2020, the Company's SBA subsidiary assisted its third-party clients in the origination of PPP loans and charged and received fees for doing so. For several clients, the forgiveness piece of the PPP process, which will occur at a future time, was included in the fees charged. Accordingly, the Company recorded deferred revenue for approximately one-half of the fees received, which amounted to $1.6 million at June 30, 2020. These fees will be recorded as income in the period in which the services associated with the forgiveness process are rendered.
The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.
Note 13 – Leases
The Company enters into leases in the normal course of business. As of June 30, 2020, the Company leased eight branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from January 2021 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 20.4 years as of June 30, 2020. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.27% as of June 30, 2020.
Total operating lease expense was $1.4 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. The right-of-use assets and lease liabilities were $18.8 million and $19.1 million as of June 30, 2020, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2020 are as follows.

Index

($ in thousands)
July 1 to December 31, 2020	$1,224
2021	2,257
2022	1,898
2023	1,776
2024	1,574
Thereafter	19,564
Total undiscounted lease payments	28,293
Less effect of discounting	(9,184)
Present value of estimated lease payments (lease liability)	$19,109

Index

Note 14 - Shareholders' Equity

Stock Repurchases

During the first six months months of 2020, the Company repurchased approximately 680,695 shares of the Company's common stock at an average stock price of $32.96 per share, which totaled $22 million, under a $40 million repurchase authorization publicly announced in November 2019. The Company has $17.6 million remaining of the $40 million repurchase authorization.
Note 15 - Borrowings
The following tables present information regarding the Company’s outstanding borrowings at June 30, 2020 and December 31, 2019 - dollars are in thousands:

Description	Due date	Call Feature	June 30, 2020	Interest Rate
FHLB Term Note	8/6/2020	None	$50,000	0.20% fixed
FHLB Principal Reducing Credit	7/24/2023	None	146	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	1,010	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	6,000	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	240	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	52	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	178	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	178	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	361	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	3.46% at 6/30/2020 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.70% at 6/30/2020 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	3.22% at 6/30/2020 adjustable rate 3 month LIBOR + 2.00%
Total borrowings/ weighted average rate as of		June 30, 2020	$114,869	1.54%
Unamortized discount on acquired borrowings			(2,670)
Total borrowings			$112,199

Index

Description	Due date	Call Feature	December 31, 2019	Interest Rate
FHLB Term Note	1/30/2020	None	$100,000	1.70% fixed
FHLB Term Note	1/31/2020	None	68,000	1.70% fixed
FHLB Term Note	1/31/2020	None	30,000	1.70% fixed
FHLB Term Note	5/29/2020	None	40,000	1.62% fixed
FHLB Principal Reducing Credit	7/24/2023	None	168	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	1,029	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	6,500	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	245	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	55	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	181	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	181	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	367	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	4.64% at 12/31/2019 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	3.28% at 12/31/2019 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	3.99% at 12/31/2019 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2019			$303,430	2.12%
Unamortized discount on acquired borrowings			(2,759)
Total borrowings			$300,671

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
As previously noted, and as permitted by the CARES Act, we elected to defer the implementation of CECL until the earlier of the cessation of the national emergency or December 31, 2020 because of the challenges associated with developing a reliable forecast of losses that may result from the unprecedented COVID-19 pandemic. Accordingly, the Company's provision for loan losses for the first six months of 2020 is based on the limited information available and the conditions that existed at June 30, 2020 related to COVID-19, according to the pre-CECL incurred loss methodology for determining loan losses and the remaining discussion below is based on that methodology. Upon the adoption of CECL, the Company expects its allowance for credit losses related to all financial assets will increase to approximately $40-$44 million as of January 1, 2020 compared to its allowance for loan losses at December 31, 2019 of approximately $21 million. As previously discussed, this initial impact will be reflected as a cumulative-effect adjustment to retained earnings.
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
The second component of the allowance model is an estimate of losses for all loans not considered to be impaired loans (“general reserve loans”). General reserve loans are segregated into pools by loan type and risk grade and estimated loss percentages are assigned to each loan pool based on historical losses.  The historical loss percentages are then adjusted for any environmental factors used to reflect changes in the collectability of the portfolio not captured by historical data such. In 2020, we have included environmental factors related to the COVID-19 pandemic. See additional discussion the "Summary of Loan Loss Experience."
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
For further discussion, see “Nonperforming Assets” and “Allowance for Loan Losses and Provision for Loan Losses” below.
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

Index

In our 2019 goodwill impairment evaluation, we concluded that the goodwill for each of our reporting units was not impaired. Additionally, during the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim step-one goodwill impairment quantitative analysis. The results of the March 31, 2020 analysis determined that none of the Company's goodwill was impaired as of March 31, 2020. As a result of the continued economic turmoil and market volatility during the period ended June 30, 2020, the Company qualitatively reviewed the factors and assumptions used in the March 31, 2020 analysis, including financial projections, discount rates, and market premiums, in light of the triggering event existing as of June 30, 2020 and based on that analysis, the Company concluded there was no impairment of its goodwill at June 30, 2020. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.
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

Recent Developments: COVID-19

In March 2020, the outbreak of the coronavirus (COVID-19) was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has caused economic and social disruption resulting in unprecedented uncertainty, volatility and disruption in financial markets, and has placed significant health, economic and other major pressures throughout the communities we serve, the United States and globally. While some industries have

Index

been impacted more severely than others, almost all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, material decreases in oil and gas prices and in business valuations, changes in consumer behavior related to pandemic fears, and aggressive measures by the federal government.

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

Under the CARES Act, financial institutions are permitted to delay the implementation of ASU 2016-13, Financial Instruments - Credit Losses (CECL) until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. The Company has elected such provision and will defer the adoption of CECL until such time that has occurred with an effective retrospective implementation date of January 1, 2020. Refer to Note 2, Accounting Policies, to the Company's consolidated financial statements included elsewhere in this report. Additionally, in a related action to the CARES Act, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allows banking organizations that implement CECL this year to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. Upon such point of adoption of CECL during 2020, the Company will likely elect to defer the regulatory capital effects of CECL in accordance with the interim final rule.

The CARES Act also includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Under these terms, as of June 30, 2020, the Company had processed payment deferrals for 1,483 loans with an aggregate loan balance of $774 million. These deferrals were generally no more than 90 days in duration. As the initial 90 day deferrals expire, the Company is approving second deferral requests based on the circumstances of each borrower. Thus a portion of the deferrals at June 30, 2020 represent grants of second deferrals for those borrowers whose initial deferrals were on or prior to April 1, 2020.

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

Employees, Customers and Communities

The Company is supporting the health and safety of its employees and customers, and complying with government directives, through responsible operations administered under its Board approved business continuity plan and protocols:

•	Extra precautions are being taken to safeguard health and safety in branch facilities.

•	The Company is a lender for the SBA's PPP program, a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic

Index

and may be a lender for programs created in the future. These programs are new and their effects on the Company’s business are uncertain. As of June 30, 2020, the Company holds 2,810 PPP loans totaling approximately $244.9 million under the allocation approved by Congress.

•
As previously discussed, the Company has implemented a short-term deferral modification program that complies with federal banking regulator's interagency guidance and is working with borrowers effected by COVID-19 on a case by case basis. Under these terms, as of June 30, 2020, the Company had processed payment deferrals for 1,483 loans with an aggregate loan balance of $774 million. As the initial 90 day deferrals expire, the Company is approving second deferral requests based on the circumstances of each borrower. Thus a portion of the deferrals at June 30, 2020 represent grants of second deferrals for those borrowers whose initial deferrals were on or prior to April 1, 2020.

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

Asset quality remains solid, with nonperforming assets to total assets amounting to 0.69% at June 30, 2020 compared to 0.62% at December 31, 2019.

In determining the appropriate level of allowance for loan losses at June 30, 2020, we reviewed industry types and deferral percentages within our loan portfolio in light of the pandemic. Based on that analysis, we assigned loan loss reserves for certain of those loan types that were consistent with probable loss rates incurred in a stressed economic scenario. The Company also recorded supplemental qualitative reserves for all other loans in deferral status. As a result the analysis, approximately $16.7 million of COVID-19 related qualitative reserves are included in the Company's June 30, 2020 allowance for loan loss amount of $42.3 million at June 30, 2020.
FINANCIAL OVERVIEW

Net income amounted to $16.4 million, or $0.56 per diluted common share, for the three months ended June 30, 2020 compared to $23.9 million, or $0.80 per diluted common share, recorded in the second quarter of 2019. For the six months ended June 30, 2020, net income amounted to $34.5 million, or $1.18 per diluted common share compared to $46.1 million, or $1.55 per diluted common share, for the six months ended June 30, 2019.

The decrease in earnings for both periods in 2020 was primarily due to increases in the provisions for loan losses recorded, which were largely related to estimated losses arising from the economic impact of COVID-19, see additional discussion below.

Net Interest Income and Net Interest Margin

Net interest income for the second quarter of 2020 was $52.6 million, a 3.3% decrease from the $54.4 million recorded in the second quarter of 2019. Net interest income for the first six months of 2020 was $107.4 million, a 0.4% decrease from the $107.8 million recorded in the comparable period of 2019. The decreases in net interest income were primarily due to lower net interest margins.

Our net interest margin (a non-GAAP measure calculated by dividing tax-equivalent net interest income by average earning assets) for the second quarter of 2020 was 3.49%, which was 57 basis points lower than the 4.06% realized in the second quarter of 2019. For the six months ended June 30, 2020, our net interest margin was 3.71% compared to 4.06% for the same period in 2019. The lower margins were primarily due to the impact of the interest rate cuts initiated by the Federal Reserve Bank since August 2019.

Provision for Loan Losses and Asset Quality

As permitted by the CARES Act enacted in March 2020, we elected to defer the implementation of the Current Expected Credit Loss (CECL) methodology. Accordingly, our allowance for loan losses at each period end is based

Index

on our estimate of probable losses that have been incurred at the end of each reporting period, including losses arising from the impact of COVID-19, in accordance with the pre-CECL methodology for determining loan losses.

We recorded a provision for loan losses of $19.3 million in the second quarter of 2020 compared to a negative provision for loan losses (reduction of the allowance for loan losses) of $0.3 million in the second quarter of 2019. For the six months ended June 30, 2020 and 2019, we recorded provisions for loan losses of $24.9 million and $0.2 million, respectively. The increases in 2020 are primarily related to estimated probable losses arising from the economic impact of COVID-19. Since the onset of the pandemic in March 2020, we have worked with many of our borrowers, including the option of loan payment deferrals, with total loans on deferral status amounting to $774 million at June 30, 2020, or 16% of the loan portfolio.

Total net charge-offs for the second quarter of 2020 amounted to $1.5 million, or 0.12% of average loans on an annualized basis, compared to no net charge-offs in the second quarter of 2019. For the six months ended June 30, 2020 and 2019, total net charge-offs were $3.9 million and $0.4 million, respectively, which on an annualized basis amounted to 0.17% and 0.02%, respectively.

Noninterest Income

Total noninterest income was $26.2 million and $15.6 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, total noninterest income was $39.9 million and $29.7 million, respectively. The increases in noninterest income in 2020 are primarily due to fees earned as a result of high mortgage loan activity, SBA consulting fees related to client assistance with PPP originations, and an $8.0 million gain realized from securities sales in the second quarter of 2020.

Noninterest Expenses

Noninterest expenses amounted to $38.9 million in the second quarter of 2020 compared to $40.1 million recorded in the second quarter of 2019, a decrease of 3.0%. For the six months ended June 30, 2020, noninterest expenses amounted to $79.0 million, an increase of 0.2% from the $78.9 million recorded in the comparable period of 2019. Noninterest expenses in the second quarter of 2020 trended lower due primarily to the generally lower economic activity resulting from the pandemic.

Income Taxes

Our effective tax rate was 20.7% and 20.5% for the three and six months ended June 30, 2020, respectively, compared to 21.2% and 21.0% for the three and six months ended June 30, 2019, respectively.

Balance Sheet and Capital

Total assets at June 30, 2020 amounted to $6.9 billion, a 12.1% increase from December 31, 2019.

Loan growth for the six months ended June 30, 2020 amounted to $316.6 million, including the origination of $244.9 million in PPP loans. Loan growth for the first six months of 2020, excluding PPP loans, was $71.7 million, or 3.2% annualized. Deposit growth for the first six months of 2020 amounted to $899.8 million and was primarily concentrated in transaction based accounts. In addition to deposits arising from PPP loans, this high deposit growth is believed to be due to a combination of stimulus funds and changes in customer behaviors during the pandemic, as well as our ongoing deposit growth initiatives.

With the excess liquidity resulting from the high deposit growth we experienced, we reduced our outstanding borrowings from $300.7 million at December 31, 2019 to $112.2 million at June 30, 2020, a decline of 62.7%.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at June 30, 2020 of 15.13%, an increase from the 14.89% reported at December 31, 2019.
Components of Earnings
Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows

Index

a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.
Net interest income for the three month period ended June 30, 2020 amounted to $52.6 million, a decrease of $1.7 million, or 3.3%, from the $54.4 million recorded in the second quarter of 2019. Net interest income on a tax-equivalent basis for the three month period ended June 30, 2020 amounted to $53.0 million, a decrease of $1.9 million, or 3.4%, from the $54.8 million recorded in the second quarter of 2019.
Net interest income for the six month period ended June 30, 2020 amounted to $107.4 million, a decrease of $0.4 million, or 0.4%, from the $107.8 million recorded in the first six months of 2019. Net interest income on a tax-equivalent basis for the six month period ended June 30, 2020 amounted to $108.0 million, a decrease of $0.6 million, or 0.5%, from the $108.6 million recorded in the first six months of 2019.

($ in thousands)	Three Months Ended June 30,
	2020	2019
Net interest income, as reported	$52,624	54,409
Tax-equivalent adjustment	330	423
Net interest income, tax-equivalent	$52,954	54,832

	Six Months Ended June 30,
	2020	2019
Net interest income, as reported	$107,383	107,770
Tax-equivalent adjustment	664	847
Net interest income, tax-equivalent	$108,047	108,617
There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).
For the three and six months ended June 30, 2020, the lower net interest income compared to the same periods of 2019 was primarily due to lower net interest margins.

Index

The following table presents an analysis of net interest income.

	For the Three Months Ended June 30,
	2020			2019
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,738,702	4.41%	$51,964	$4,329,866	5.16%	$55,652
Taxable securities	770,441	2.49%	4,771	715,848	2.80%	4,993
Non-taxable securities	17,795	2.64%	117	34,604	3.14%	271
Short-term investments, primarily interest-bearing cash	575,074	0.55%	788	336,966	2.51%	2,106
Total interest-earning assets	6,102,012	3.80%	57,640	5,417,284	4.67%	63,022

Cash and due from banks	88,727			53,853
Premises and equipment	114,911			136,813
Other assets	422,112			386,645
Total assets	$6,727,762			$5,994,595

Liabilities
Interest bearing checking	$972,580	0.11%	$267	$892,615	0.14%	$301
Money market deposits	1,294,462	0.29%	920	1,099,531	0.63%	1,725
Savings deposits	454,791	0.13%	147	414,095	0.30%	309
Time deposits >$100,000	632,319	1.48%	2,324	723,218	1.95%	3,522
Other time deposits	242,754	0.69%	416	262,537	0.71%	467
Total interest-bearing deposits	3,596,906	0.46%	4,074	3,391,996	0.75%	6,324
Borrowings	288,997	1.31%	942	324,096	2.83%	2,289
Total interest-bearing liabilities	3,885,903	0.52%	5,016	3,716,092	0.93%	8,613

Noninterest bearing checking	1,905,449			1,418,033
Other liabilities	64,915			58,339
Shareholders’ equity	871,495			802,131
Total liabilities and shareholders’ equity	$6,727,762			$5,994,595

Net yield on interest-earning assets and net interest income		3.47%	$52,624		4.03%	$54,409
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		3.49%	$52,954		4.06%	$54,832

Interest rate spread		3.28%			3.74%

Average prime rate		3.25%			5.50%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)   Includes tax-equivalent adjustments of $330,000 and $423,000 in 2020 and 2019, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Six Months Ended June 30,
	2020			2019
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,625,798	4.66%	$164,754	$4,305,069	5.13%	$109,612
Taxable securities	802,485	2.57%	14,859	685,589	2.86%	9,730
Non-taxable securities	19,756	2.86%	820	38,452	3.19%	608
Short-term investments, primarily interest-bearing cash	400,935	0.95%	6,705	365,915	2.65%	4,807
Total interest-earning assets	5,848,974	4.11%	$187,138	5,395,025	4.66%	124,757

Cash and due from banks	75,984			54,876
Premises and equipment	114,624			136,918
Other assets	416,009			383,003
Total assets	$6,455,591			$5,969,822

Liabilities
Interest bearing checking	$935,792	0.14%	$966	$900,327	0.14%	$628
Money market deposits	1,248,796	0.42%	5,036	1,078,231	0.58%	3,120
Savings deposits	440,508	0.19%	903	420,469	0.29%	596
Time deposits >$100,000	638,216	1.65%	10,221	717,879	1.88%	6,700
Other time deposits	246,807	0.74%	1,372	262,854	0.66%	857
Total interest-bearing deposits	3,510,119	0.56%	18,498	3,379,760	0.71%	11,901
Borrowings	302,566	1.62%	7,092	365,143	2.81%	5,086
Total interest-bearing liabilities	3,812,685	0.65%	25,590	3,744,903	0.91%	16,987

Noninterest bearing checking	1,716,212			1,377,370
Other liabilities	61,570			58,954
Shareholders’ equity	865,124			788,595
Total liabilities and shareholders’ equity	$6,455,591			$5,969,822

Net yield on interest-earning assets and net interest income		3.69%	$161,548		4.03%	$107,770
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		3.71%	$162,808		4.06%	$108,617

Interest rate spread		3.46%			3.75%

Average prime rate		3.84%			5.50%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)   Includes tax-equivalent adjustments of $664,000 and $847,000 in 2020 and 2019, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.
Average loans outstanding for the second quarter of 2020 were $4.739 billion, which was $409 million, or 9.4%, higher than the average loans outstanding for the second quarter of 2019 ($4.330 billion). Average loans for the six months ended June 30, 2020 were $4.626 billion, which was $321 million, or 7.5%, higher than the average loans outstanding for the comparable period of 2019 ($4.305 billion). The higher amount of average loans outstanding in 2020 was due to our loan growth initiatives, including our continued focus and expansion into higher growth markets, our hiring of experienced bankers and our emphasis on SBA lending. Also significantly impacting our growth in loans in 2020 was the origination of $245 million in PPP loans during the second quarter of 2020. Excluding PPP loan balances, average loans outstanding were approximately 5.3% higher for the both the three and six months ended June 30, 2020 compared to the prior respective periods.

Index

In late 2018 and early 2019, in order to reduce exposure to the possibility of lower interest rates, we invested a portion of our interest-bearing cash balances into fixed rate investment securities. As a result, as shown in the tables above, our average balance of taxable securities grew by $117 million, or 17.1% when comparing the first six months of 2020 to the first six months of 2019.

Average short-term investments, primarily interest-bearing cash, for the second quarter of 2020 amounted to $575 million, which was $238 million, or 70.5%, higher than for the second quarter of 2019 ($337 million). Average short-term investments, primarily interest-bearing cash, outstanding increased $35 million, or 9.6%, when comparing the first six months of 2020 to the same period of 2019. Interest-bearing cash balances increased significantly in 2020 due to high deposit growth experienced, as discussed in the following paragraph.
Average total deposits outstanding for the second quarter of 2020 were $5.502 billion, which was $692 million, or 14.4%, higher than the average deposits outstanding for the second quarter of 2019 ($4.810 billion). Average total deposits outstanding for the first six months of 2020 were $469 million, or 9.9%, higher than the comparable period of 2019. The majority of the growth has occurred in our transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts). We believe the high deposit growth was due to a combination of factors including: 1) the deposit of PPP funds into customer checking accounts, 2) the government’s stimulus payments, 3) consumer savings habits, and 4) positive results from our deposit account growth initiatives.
We utilized funds provided by our high deposit growth to pay down a substantial portion of our borrowings in 2020. Total borrowings at June 30, 2020 amounted to $112 million, a decline of $188 million, or 62.7% from December 31, 2019, while average borrowings decreased $34 million, or 10.5%, when comparing the second quarter of 2020 to the second quarter of 2019. Average borrowings decreased $63 million, or 17.1%, when comparing the first six months of 2020 to the first six months of 2019.
See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (a non-GAAP measure calculated by dividing tax-equivalent net interest income by average earning assets) for the second quarter of 2020 was 3.49%, which was 57 basis points lower than the 4.06% realized in the second quarter of 2019. For the six months ended June 30, 2020, our net interest margin was 3.71% compared to 4.06% for the same period in 2019. The lower margins were primarily due to the impact of lower interest rates.
As derived from the table above, in comparing 2020 to 2019, interest-earning asset yields decreased 87 basis points in the second quarter of 2020 compared to the second quarter of 2019, while interest-bearing liability costs decreased by only 41 basis points over that same period. In comparing the year-to-date periods, interest-earning asset yields decreased 55 basis points, while interest-bearing liability costs decreased by only 26 basis points. Since August 2019, the Federal Reserve Board has decreased interest rates by 225 basis points, which resulted in significant declines in our asset yields. Most significantly, approximately one-third of our loan portfolio is comprised of adjustable rate loans, most of which repriced down following the interest rate cuts. We have been able to reduce our deposit costs, but not to the same level as the reduction experienced in our asset yields. Our net interest margin was also negatively impacted by high levels of overnight funds that resulted from the strong deposit growth during the second quarter of 2020.

Our PPP loans did not significantly impact our net interest margins during 2020. During the 2020 periods, we amortized as interest income $1.3 million of the origination fees, which when added to the interest earned from the stated note rate of 1%, resulted in a 3.97% yield on those loans for the second quarter of 2020. We have $8.8 million in remaining deferred PPP fees that will be recognized over the lives of the loans, with accelerated amortization expected to result from the loan forgiveness process.

We recorded loan discount accretion of $1.4 million in the second quarter of 2020, compared to $1.7 million in the second quarter of 2019. The lower loan discount accretion in 2020 was attributable to lower loan payoffs. For the six months ended June 30, 2020 and 2019, we recorded loan discount accretion of $3.2 million and $3.1 million, respectively. The higher loan discount accretion was attributable to higher accretion on SBA loans due to growth in that portfolio.
See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Index

We recorded a provision for loan losses of $19.3 million in the second quarter of 2020 compared to a negative provision for loan losses (reduction of the allowance for loan losses) of $0.3 million in the second quarter of 2019. For the six months ended June 30, 2020 and 2019, we recorded provisions for loan losses of $24.9 million and $0.2 million, respectively. The increases in 2020 are primarily related to estimated probable losses arising from the economic impact of COVID-19. Since the onset of the pandemic in March 2020, we have worked with many of our borrowers, including the option of loan payment deferrals, with total loans on deferral status amounting to $774 million at June 30, 2020, or 16% of the loan portfolio. See the section entitled "Allowance for Loan Losses and Provision for Loan Losses" below for additional information.

Total noninterest income was $26.2 million and $15.6 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, total noninterest income was $39.9 million and $29.7 million, respectively.

Service charges on deposit accounts amounted to $2.3 million for the second quarter of 2020 compared to $3.2 million in the second quarter of 2019. For the first six months of 2020 and 2019, service charges on deposit accounts amounted to $5.6 million and $6.2 million, respectively. The decreases are primarily due to fewer instances of overdraft fees that we believe is likely associated with the generally higher levels of deposits maintained by our customers during 2020.

Other service charges, commissions, and fees amounted to $4.6 million in the second quarter of 2020 compared to $5.1 million, a decline of 8.4%. For the first six months of 2020, this line item amounted to $8.7 million compared to $9.6 million for the same period of 2019, a decline of 9.0%. Both periods in 2020 were impacted by lower interchange income due to reduced credit card and debit card usage that we believe is attributable to the pandemic. The first quarter of 2020 was also negatively impacted by a $0.5 million impairment of our SBA servicing asset due to the lower fair value of that asset resulting from market conditions at March 31, 2020.

Fees from presold mortgages amounted to $3.0 million for the second quarter of 2020 compared to $0.9 million in the second quarter of 2019. For the first six months of 2020 and 2019, fees from presold mortgages amounted to $4.9 million and $1.4 million, respectively. The increases in 2020 are primarily due to higher mortgage loan origination volume arising from historically low mortgage loan interest rates.
Commissions from sales of insurance and financial products did not vary significantly for the periods presented, amounting to approximately $2.1 million and $2.2 million for the second quarters of 2020 and 2019, respectively, and $4.2 million for both the six months ended June 30, 2020 and 2019.

For the second quarters of 2020 and 2019, SBA consulting fees amounted to $3.7 million and $0.9 million, respectively. For the first six months of 2020 and 2019, SBA consulting fees amounted to $4.8 million and $2.2 million, respectively. The increases in 2020 are due to fees earned in the second quarter by the Company's SBA subsidiary, SBA Complete, related to assisting its third-party client banks with the PPP, which amounted to approximately $3.0 million. Included in the $3.0 million of PPP fees are $0.5 million in servicing fees related to those loans. Based on June 30, 2020 balances, PPP servicing fees are estimated at $230,000 per month, which will be reduced upon the payback and/or forgiveness of the PPP loans. In addition to the PPP fees recorded in the second quarter of 2020, SBA Complete deferred $1.6 million of revenue that will be recorded as income upon the forgiveness portion of the PPP loans.

SBA loan sale gains amounted to $2.0 million and $2.6 million for the three and six months ended June 30, 2020, respectively, compared to $3.1 million and $5.1 million for the three and six months ended June 30, 2019, respectively. Origination of SBA loans have generally declined due to the economic impact of COVID-19.

During the second quarter of 2020, we sold approximately $220 million in mortgage-backed and commercial mortgage-backed securities at a gain of $8.0 million. The securities sold were believed to be favorably impacted by historically low interest rates and Federal Reserve stimulus measures. No securities gains were recorded in the first half of 2019.

Noninterest expenses amounted to $38.9 million in the second quarter of 2020 compared to $40.1 million recorded in the second quarter of 2019, a decrease of 3.0%. For the six months ended June 30, 2020, noninterest expenses amounted to $79.0 million, an increase of 0.2% from the $78.9 million recorded in the comparable period of 2019. Noninterest expenses in 2020 were impacted by generally lower economic activity resulting from the pandemic.

Index

Personnel expense increased 1.3% to $24.5 million in the second quarter of 2020 from $24.2 million in the second quarter of 2019. For the six months ended June 30, 2020 and 2019, personnel expense amounted to $49.1 million and $47.7 million, an increase of 2.9%. The increase in 2020 was primarily due to an increase in commissions earned by the Company's mortgage loan originators that is associated with the high volume of originations in 2020. In the second quarter of 2020, the Company deferred approximately $500,000 in personnel costs associated with PPP loan originations (FAS 91).
The combined amount of occupancy and equipment expense did not vary significantly among the periods presented, amounting to $3.7 million and $3.9 million for three month periods ending June 30, 2020 and 2019, respectively, and $7.8 million and $8.0 million for the six month periods ending June 30, 2020 and 2019, respectively.

Intangibles amortization expense decreased from $1.2 million in the second quarter of 2019 to $1.0 million in the second quarter of 2020, and decreased from $2.6 million in the first six months of 2019 to $2.0 million in the first six months of 2020. The declines were primarily a result of the amortization of intangible assets associated with acquisitions that typically have amortization schedules that decline over time.

Foreclosed property losses decreased among the 2020 periods presented due primarily to lower levels of foreclosed properties that the Bank holds.
Other operating expenses amounted to $9.7 million for the second quarter of 2020 compared to $10.3 million in the second quarter of 2019, a decrease of 5.9%. The decrease was primarily a result of a general decline in various activity-based expenses due to the pandemic. For the six months ended June 30, 2020 and 2019, other operating expenses did not vary significantly, amounting to $19.8 million and $19.7 million, respectively.
For the three months ended June 30, 2020 and 2019, the provision for income taxes was $4.3 million, an effective tax rate of 20.7%, and $6.4 million, an effective tax rate of 21.2%, respectively. For the six months ended June 30, 2020 and 2019, the provision for income taxes was $8.9 million, an effective tax rate of 20.5%, and $12.3 million, an effective tax rate of 21.0%, respectively.
The consolidated statements of comprehensive income reflect other comprehensive loss of $3.9 million during the second quarter of 2020 compared to other comprehensive income of $9.2 million during the second quarter of 2019. For the first six months of 2020 and 2019, the consolidated statements of comprehensive income reflect other comprehensive income of $12.2 million and $13.8 million, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains of our available for sale securities resulting from declines in interest rates. The other comprehensive loss in the second quarter of 2020 was due to the realization of $8.0 million ($6.2 million, net of taxes) in gains from sales of approximately $220 million of available for sale securities, which offset $2.8 million ($2.1 million, net of taxes) of unrealized holding gains. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.
FINANCIAL CONDITION
Total assets at June 30, 2020 amounted to $6.9 billion, a 12.1% increase from December 31, 2019. Total loans at June 30, 2020 amounted to $4.8 billion, a 7.1% increase from December 31, 2019, and total deposits amounted to $5.8 billion, an 18.2% increase from December 31, 2019.
The following table presents information regarding the nature of changes in our levels of loans and deposits for the first six months of 2020.

Index

$ in thousands
January 1, 2020 to June 30, 2020	Balance at beginning of period	Internal Growth, net	Balance at end of period	Total percentage growth
Total loans	$4,453,466	316,597	4,770,063	7.1%

Deposits – Noninterest bearing checking	1,515,977	525,801	2,041,778	34.7%
Deposits – Interest bearing checking	912,784	199,841	1,112,625	21.9%
Deposits – Money market	1,173,107	179,946	1,353,053	15.3%
Deposits – Savings	424,415	50,040	474,455	11.8%
Deposits – Brokered	86,141	(22,072)	64,069	(25.6)%
Deposits – Internet time	698	—	698	—%
Deposits – Time>$100,000	563,108	(17,738)	545,370	(3.2)%
Deposits – Time<$100,000	255,125	(16,035)	239,090	(6.3)%
Total deposits	$4,931,355	899,783	5,831,138	18.2%
As derived from the table above, for the first six months of 2020, loan growth was $316.6 million, or 7.1%. Loan growth for the period was primarily driven by the origination of $244.9 million in PPP loans. Loan growth for the period, excluding PPP loans, was $71.7 million, or 3.2% annualized. Loan growth was organic and driven by our continued expansion into high-growth markets, our hiring of experienced bankers and our emphasis on SBA lending. Exclusive of PPP balances, we expect growth in our loan portfolio for the remainder of 2020, however likely at lower levels than we would normally expect as a result of the impact of the pandemic.
The mix of our loan portfolio remains substantially the same at June 30, 2020 compared to December 31, 2019, with PPP loans increasing the percentage of commercial and industrial loans at June 30, 2020 - see note 4 to the consolidated financial statements for additional information. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan. Note 7 to the consolidated financial statements presents additional detailed information regarding our mix of loans.
For the six month period ended June 30, 2020, we experienced strong internal growth in our core deposit accounts (checking, money market and savings). In addition to deposits arising from PPP loans, this high deposit growth is believed to be due to a combination of stimulus funds and changes in customer behaviors during the pandemic, as well as our ongoing deposit growth initiatives. We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.
Our liquidity levels have increased over the past year. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 21.4% at December 31, 2019 to 26.2% at June 30, 2020.
Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

Index

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended June 30, 2020	As of/for the quarter ended December 31, 2019
Nonperforming assets
Nonaccrual loans	$34,922	24,866
Restructured loans – accruing	9,867	9,053
Accruing loans >90 days past due	—	—
Total nonperforming loans	44,789	33,919
Foreclosed real estate	2,987	3,873
Total nonperforming assets	$47,776	37,792

Purchased credit impaired loans not included above (1)	$9,742	12,664

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.12%	0.09%
Nonperforming loans to total loans	0.94%	0.76%
Nonperforming assets to total assets	0.69%	0.62%
Allowance for loan losses to total loans	0.89%	0.48%
Allowance for loan losses to nonperforming loans	94.54%	63.09%

(1)  In the March 3, 2017 acquisition of Carolina Bank and the October 1, 2017 acquisition of Asheville Savings Bank, we acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts, including $0.8 million and $0.8 million in PCI loans at June 30, 2020 and December 31, 2019, respectively, that were contractually past due 90 days or more.

Nonperforming assets have increased since December 31, 2019, which was primarily driven by four loans in the $2-$4 million range being placed on nonaccrual status in the second quarter of 2020 that were not directly related to the impact of the pandemic. Due to the onset of the COVID-19 pandemic not occurring until late in the first quarter of 2020 and the Company's COVID-19 deferral relief program, the nonperforming assets at June 30, 2020 do not reflect the likely impact from COVID-19. While there are still many uncertainties associated with the pandemic and the stimulus measures taken by the United States government to address it, higher unemployment levels and business closures would generally be expected to result in higher levels of nonperforming assets in the future.
We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.
At June 30, 2020, total nonaccrual loans amounted to $34.9 million, compared to $24.9 million at December 31, 2019. As noted above, the increase was primarily driven by four loans. One of those four loans, with a balance of approximately $4 million, has a 75% SBA guarantee.
Restructured loans (TDRs) are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At June 30, 2020, total accruing TDRs amounted to $9.9 million, compared to $9.1 million at December 31, 2019. As previously discussed, COVID-19 related deferrals, which amounted to $774 million at June 30, 2020 are excluded from TDR consideration at June 30, 2020.
Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $3.0 million at June 30, 2020 and $3.9 million at December 31, 2019. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and favorable overall asset quality.

Index

The following is the composition, by loan type, of all of our nonaccrual loans at each period end.

($ in thousands)	At June 30, 2020	At December 31, 2019
Commercial, financial, and agricultural	$8,239	5,518
Real estate – construction, land development, and other land loans	1,038	1,067
Real estate – mortgage – residential (1-4 family) first mortgages	7,327	7,552
Real estate – mortgage – home equity loans/lines of credit	1,903	1,797
Real estate – mortgage – commercial and other	16,229	8,820
Consumer loans	186	112
Total nonaccrual loans	$34,922	24,866

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At June 30, 2020	At December 31, 2019
Vacant land and farmland	$1,536	1,752
1-4 family residential properties	565	974
Commercial real estate	886	1,147
Total foreclosed real estate	$2,987	3,873
The following table presents geographic information regarding our nonperforming assets at June 30, 2020.

	As of June 30, 2020
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate
Region (1)
Eastern Region (NC)	$5,516	1,013,830	0.54%	$517
Triangle Region (NC)	6,637	990,905	0.67%	782
Triad Region (NC)	9,520	868,933	1.10%	111
Charlotte Region (NC)	1,854	366,518	0.51%	—
Southern Piedmont Region (NC)	3,282	269,430	1.22%	200
Western Region (NC)	3,345	641,741	0.52%	410
South Carolina Region	1,318	190,150	0.69%	424
Former Virginia Region	82	527	15.56%	273
Other	13,235	428,029	3.09%	270
Total	$44,789	4,770,063	0.94%	$2,987

(1)	The counties comprising each region are as follows:
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
Southern Piedmont North Carolina Region - Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland
Western North Carolina Region – Buncombe, Henderson, McDowell, Madison, Transylvania
South Carolina Region - Chesterfield, Dillon, Florence
Former Virginia Region - Wythe, Washington, Montgomery, Roanoke
Other includes loans originated on a national basis through the Company’s SBA Lending Division and through the Company's Credit Card Division
Allowance for Loan Losses and Provision for Loan Losses
As previously noted, and as permitted by the CARES Act, we elected to defer the implementation of CECL until the earlier of the cessation of the national emergency or December 31, 2020 because of the challenges associated with

Index

developing a reliable forecast of losses that may result from the unprecedented COVID-19 pandemic. Accordingly, the Company's provision for loan losses for the first six months of 2020 is based on the information available and the conditions that existed at June 30, 2020 related to COVID-19, according to the pre-CECL incurred loss methodology for determining loan losses. See further discussion below.
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

Index

($ in thousands)	Six Months Ended June 30, 2020	Twelve Months Ended December 31, 2019	Six Months Ended June 30, 2019
Loans outstanding at end of period	$4,770,063	4,453,466	4,339,467
Average amount of loans outstanding	$4,625,798	4,346,331	4,305,069

Allowance for loan losses, at beginning of year	$21,398	21,039	21,039
Provision for loan losses	24,888	2,263	192
	46,286	23,302	21,231

Loans charged off:
Commercial, financial, and agricultural	(3,931)	(2,473)	(936)
Real estate – construction, land development & other land loans	(45)	(553)	(293)
Real estate – mortgage – residential (1-4 family) first mortgages	(474)	(657)	(185)
Real estate – mortgage – home equity loans / lines of credit	(381)	(307)	(146)
Real estate – mortgage – commercial and other	(545)	(1,556)	(838)
Consumer loans	(397)	(757)	(436)
Total charge-offs	(5,773)	(6,303)	(2,834)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	477	980	605
Real estate – construction, land development & other land loans	643	1,275	489
Real estate – mortgage – residential (1-4 family) first mortgages	315	705	382
Real estate – mortgage – home equity loans / lines of credit	166	629	455
Real estate – mortgage – commercial and other	102	575	374
Consumer loans	126	235	87
Total recoveries	1,829	4,399	2,392
Net (charge-offs) recoveries	(3,944)	(1,904)	(442)
Allowance for loan losses, at end of period	$42,342	21,398	20,789

Ratios:
Net charge-offs (recoveries) as a percent of average loans (annualized)	0.17%	0.09%	0.02%
Allowance for loan losses as a percent of loans at end of period	0.89%	0.48%	0.48%

We recorded a provision for loan losses of $19.3 million in the second quarter of 2020 compared to a negative provision for loan losses (reduction of the allowance for loan losses) of $0.3 million in the second quarter of 2019. For the six months ended June 30, 2020 and 2019, we recorded provisions for loan losses of $24.9 million and $0.2 million, respectively. The increases in 2020 are primarily related to estimated probable losses arising from the economic impact of COVID-19, as discussed below.

In March 2020, the COVID-19 pandemic began to impact our nation. The subsequent closures of many businesses and job losses are leading to widespread negative economic impacts. The U.S. Government has taken steps to lessen the negative impacts. In determining the appropriate level of allowance for loan losses at June 30, 2020, we reviewed industry types and deferral percentages within our loan portfolio in light of the pandemic. Based on that analysis, we assigned loan loss reserves for certain of those loan types that were consistent with probable loss rates incurred in a stressed economic scenario. The Company also recorded supplemental qualitative reserves for all other loans in deferral status. As a result the analysis, approximately $16.7 million of COVID-19 related qualitative reserves are included in the Company's June 30, 2020 allowance for loan loss amount of $42.3 million at June 30, 2020.

As of June 30, 2020, we have granted approximately $774 million in loan deferrals under the CARES act provisions, as detailed below.

Index

COVID-19 Loan Deferral Information at June 30, 2020
	Deferrals	Total Loans	Percentage Deferred
Construction Loans	$38,658	648,590	6%
Farmland and Agriculture	1,432	36,361	3.9%
Home equity loans	2,511	318,618	0.8%
Residential first lien loans	85,536	1,072,945	8%
Multifamily loans	31,220	182,255	17.1%
Owner-Occupied Commercial Real Estate	186,098	742,204	25.1%
Non-Owner-Occupied Commercial Real Estate	369,112	999,679	36.9%
Commercial & Industrial Loans	57,735	552,881	10.4%
Loans to Municipalities	—	147,187	—%
Consumer Loans	1,241	51,161	2.4%
Other Loans	678	18,182	3.7%
	$774,221	4,770,063	16.2%
The ratio of our allowance to total loans was 0.89% and 0.48% at June 30, 2020 and December 31, 2019, respectively. The increase in this ratio was a result of the factors discussed above that impacted our increased level of provision for loan losses in 2020.
Our ratio of allowance to total loans is significantly impacted by the acquisitions of Carolina Bank and Asheville Savings Bank in 2017, which had over $1 billion in total loans. Applicable accounting guidance did not allow us to record an allowance for loan losses upon the acquisition of loans – instead the acquired loans were recorded at their discounted fair value, which included the consideration of any expected losses. No allowance for loan losses is recorded for the acquired loans unless the expected credit losses exceed the remaining unamortized discounts – based on an individual basis for purchased credit impaired loans and on a pooled basis for performing acquired loans. See Critical Accounting Policies above for further discussion. Unaccreted discount on acquired loans, which is available to absorb loan losses on those acquired loans, amounted to $10.6 million and $12.7 million at June 30, 2020 and December 31, 2019, respectively.
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
Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at June 30, 2020, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2019.
Liquidity, Commitments, and Contingencies
Our liquidity is determined by our ability to convert assets to cash or acquire alternative sources of funds to meet the needs of our customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. Our primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments. Our securities portfolio is comprised almost entirely of readily marketable securities, which could also be sold to provide cash. Thus far in the COVID-19 pandemic, we have seen our liquidity levels increase, with increases in deposits account balances leading to higher cash levels.

Index

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $1.095 billion line of credit with the FHLB (of which $58 million and $247 million were outstanding at June 30, 2020 and December 31, 2019, respectively), 2) a $35 million federal funds line with a correspondent bank (of which none was outstanding at June 30, 2020 or December 31, 2019), and 3) an approximately $121 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at June 30, 2020 or December 31, 2019). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $190 million at both June 30, 2020 and December 31, 2019, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $1.0 billion at June 30, 2020 compared to $775 million at December 31, 2019.
Our overall liquidity has increased since December 31, 2019 due primarily to the strong deposit growth which has exceeded loan growth. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 21.4% at December 31, 2019 to 26.2% at June 30, 2020.
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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2020, and have no current plans to do so.
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

Index

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
At June 30, 2020, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2020	December 31, 2019
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	13.10%	13.28%
Minimum required Common equity Tier 1 capital	7.00%	7.00%

Tier I capital to Tier 1 risk weighted assets	14.21%	14.41%
Minimum required Tier 1 capital	8.50%	8.50%

Total risk-based capital to Tier II risk weighted assets	15.13%	14.89%
Minimum required total risk-based capital	10.50%	10.50%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	10.29%	11.19%
Minimum required Tier 1 leverage capital	4.00%	4.00%
First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At June 30, 2020, First Bank significantly exceeded the minimum ratios established by the regulatory authorities. The 90 basis point reduction in our leverage ratio reflected in the table below was due to the significant balance sheet growth experienced in 2020, resulting primarily from a strong increase in deposits.
BUSINESS DEVELOPMENT AND OTHER SHAREHOLDER MATTERS
The following is a list of business development and other miscellaneous matters affecting the Company and First Bank, our bank subsidiary.

•
On July 1, 2020, the Company reported that Forbes had recognized First Bank as one of America's best banks in its 2020 Best-in-State Banks list for the second year in a row. This year, First Bank was ranked the number one bank in North Carolina, based on an independent survey of more than 25,000 U.S. consumers regarding their overall satisfaction in five service areas.

Index

•
On June 12, 2020, the Company announced a quarterly cash dividend of $0.18 per share payable on July 24, 2020 to shareholders of record on June 30, 2020. This dividend rate represents a 50% increase over the dividend rate declared in the second quarter of 2019.

SHARE REPURCHASES
For the three months ended June 30, 2020, we repurchased 104,289 shares of our common stock at an average price of $23.32 per share, which totaled $2.4 million. For the six months ended June 30, 2020, we repurchased 680,695 shares of our common stock at an average price of $32.96 per share, which totaled $22.4 million. At June 30, 2020, we had authority from our Board of Directors to repurchase up to an additional $17.6 million in shares of the Company’s common stock. We may repurchase shares of our stock in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)
Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (and net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.00% (realized in 2019) to a high of 4.13% (realized in 2015). As discussed below, we experienced a significant decline in our net interest margin in the second quarter of 2020. The historical consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At June 30, 2020, approximately 72% of our interest-earning assets were subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.
Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at June 30, 2020, we had $1.6 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2020 are deposits totaling $2.9 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.
Overall, we believe that in the near term (twelve months), net interest income will not likely experience significant downward pressure from rising interest rates. Similarly, we would not expect a significant increase in near term net interest income from falling interest rates. Generally, when rates change, our interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while our interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. In the short-term (less than twelve months), this generally results in us being asset-sensitive, meaning that our net interest income benefits from an increase in interest rates and is negatively impacted by a decrease in interest rates, which is what we experienced following the March 2020 interest rate cuts. However, in the twelve-month and

Index

longer horizon, the impact of having a higher level of interest-sensitive liabilities generally lessens the short-term effects of changes in interest rates.
The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. Due to actions taken by the Federal Reserve related to short-term interest rates and the impact of the global economy on longer-term interest rates, we are currently in a very low and flat interest rate curve environment. A flat interest rate curve is an unfavorable interest rate environment for many banks, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which pressures our net interest margin. While there have been periods in the last few years that the yield curve has steepened slightly, it currently remains very flat. This flat yield curve and the intense competition for high-quality loans in our market areas have resulted in lower interest rates on loans.

In an effort to address concerns about the national and global economy the Federal Reserve cut interest rates by 75 basis points in the second half of 2019. And in March 2020, the Federal Reserve cut interest rates by an additional 150 basis points in response to the COVID-19 pandemic. Our interest-bearing cash balances and most of our variable rate loans, which comprise approximately one-third of our loan portfolio, generally reset to lower rates soon after interest rate cuts. We reduced our offering rates on most deposit products since March 2020 and our borrowing costs have also been lowered by lower rates and repaying a significant portion of our outstanding borrowings. Overall however, the interest rate cuts negatively impacted our earnings, with loan yields declining from 4.93% in the first quarter of 2020 to 4.41% in the second quarter of 2020, a decline of 52 basis points, while the cost of interest-bearing liability only declined by 26 basis points, from 0.78% in the first quarter of 2020 to 0.52% in the second quarter of 2020. The larger decline in loan yields, as well as the high level of cash balances we held during the quarter arising from the strong deposit growth, resulted in a decline in our net interest margin for the second quarter of 2020 to 3.49% compared to 3.94% in the first quarter of 2020. While the effects of the March 2020 interest rate cuts fully impacted our second quarter net interest margin, we expect continued pressure on our net interest margin (excluding the impact of PPP - see below) as a result of pricing pressures on maturing loans and investments. However we expect any downward pressure on the net interest margin will be less than that experienced in the second quarter of 2020.

In April and early May 2020, we approved approximately $245 million in PPP loans. These loans all have an interest rate of 1.00%. In addition to the interest rate, the SBA compensated us with an origination fee for each loan of between 1% to 5% of the loan amount, depending on the size of each loan. We received approximately $10.6 million in these fees related to these loans, which were netted against the cost to originate each loan of approximately $0.5 million and are initially being amortized over the two year maturities of the loans using the effective interest method of recognition. Early repayments, including the loan forgiveness provisions contained in the PPP, will result in accelerated amortization. In the second quarter of 2020, we amortized $1.3 million of the PPP loan fees. Remaining deferred fees at June 30, 2020 amounted to $8.8 million. Because of the uncertainties associated with the timing of PPP repayments, the anticipated impact of these loans has not been incorporated into the discussion above.
As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to the acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans amounted to $1.4 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively, and $3.1 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that are initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $10.6 million at June 30, 2020 compared to $12.7 million at December 31, 2019.

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

Index

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

The majority of state and local jurisdictions have imposed, and others in the future may impose, variations of “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. In late March and early April 2020, the Governors of North Carolina and South Carolina, respectively, signed stay-at-home orders with only certain exceptions for essential activities and prohibited gatherings of more than 10 people. Theses orders have had a negative impact on our local and national economies and are expected to continue to negatively impact these economies and our financial results. On May 1, 2020, the Governor of South Carolina ended the state's stay-at-home order effective May 4, 2020, but provided restrictions on the operating activities of certain businesses. In light of the spread of COVID-19 in May and June, the Governor of South Carolina increased various restrictions again on July 11, 2020. The State of North Carolina’s stay-at-home order was set to expire on April 30, 2020. The Governor of North Carolina extended the stay-at-home order through May 8, 2020. On May 22, 2020, the Governor of North Carolina executed the "safer-at-home" order, which increased the number of reasons people are allowed to leave and allows most retail businesses that can comply with specific requirements to open at 50 percent capacity. North Carolina is still under the "safer-at-home" order until at least August 7, 2020.

The COVID-19 pandemic and the institution of social distancing and sheltering-in-place requirements resulted in temporary closures of many businesses. As a result, the demand for our products and services may be significantly impacted. Furthermore, the COVID-19 pandemic has influenced and may continue to influence the recognition of credit losses in our loan portfolios and our allowance for credit losses, particularly as some businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Our operations may also be disrupted if significant portions of our workforce are unable to work effectively, including due to illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2020 to April 30, 2020	—	$—	—	$20,000,000
May 1, 2020 to May 31, 2020	—	—	—	$20,000,000
June 1, 2020 to June 30, 2020	104,289	23.32	104,289	$17,567,520
Total	104,289	23.32	104,289	$17,567,520
Footnotes to the Above Table

(1)
All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. As of June 30, 2020, the Company had the remaining authorization to repurchase up to $17.6 million of the Company's stock, which was authorized and announced on November 19, 2019. The repurchase authorization has an expiration date of December 31, 2020.

Index

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such transactions during the three months ended June 30, 2020.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 10, 2020	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

August 10, 2020	BY:/s/ Eric P. Credle
Eric P. Credle Executive Vice President and Chief Financial Officer