Form 10-Q
period 2020-09-30
FIRST BANCORP /NC/
filed 2020-11-09
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on October 31, 2020 was 28,630,058.

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

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands)	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Cash and due from banks, noninterest-bearing	$92,465	64,519
Due from banks, interest-bearing	304,731	166,783
Total cash and cash equivalents	397,196	231,302

Securities available for sale	1,168,706	821,945
Securities held to maturity (fair values of $112,114 and $68,333)	110,200	67,932

Presold mortgages in process of settlement	34,028	19,712
SBA Loans held for sale	15,012	—

Loans	4,813,736	4,453,466
Allowance for loan losses	(49,226)	(21,398)
Net loans	4,764,510	4,432,068

Premises and equipment	118,568	114,859
Operating right-of-use lease assets	18,400	19,669
Accrued interest receivable	19,646	16,648
Goodwill	240,972	234,368
Other intangible assets	14,517	17,217
Foreclosed properties	2,741	3,873
Bank-owned life insurance	106,345	104,441
Other assets	53,427	59,605
Total assets	$7,064,268	6,143,639

LIABILITIES
Deposits: Noninterest bearing checking accounts	$2,121,354	1,515,977
Interest bearing checking accounts	1,102,343	912,784
Money market accounts	1,524,710	1,173,107
Savings accounts	492,946	424,415
Time deposits of $100,000 or more	586,408	649,947
Other time deposits	232,465	255,125
Total deposits	6,060,226	4,931,355
Borrowings	61,816	300,671
Accrued interest payable	1,305	2,154
Operating lease liabilities	18,716	19,855
Other liabilities	41,387	37,203
Total liabilities	6,183,450	5,291,238

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 28,687,832 and 29,601,264 shares	403,351	429,514
Retained earnings	459,988	417,764
Stock in rabbi trust assumed in acquisition	(2,230)	(2,587)
Rabbi trust obligation	2,230	2,587
Accumulated other comprehensive income (loss)	17,479	5,123
Total shareholders’ equity	880,818	852,401
Total liabilities and shareholders’ equity	$7,064,268	6,143,639
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$52,739	55,142	160,000	164,754
Interest on investment securities:
Taxable interest income	4,958	5,130	15,203	14,859
Tax-exempt interest income	189	212	470	820
Other, principally overnight investments	802	1,898	2,688	6,705
Total interest income	58,688	62,382	178,361	187,138

INTEREST EXPENSE
Savings, checking and money market accounts	1,440	2,560	5,132	6,904
Time deposits of $100,000 or more	1,747	3,519	6,994	10,219
Other time deposits	346	518	1,254	1,375
Borrowings	422	2,007	2,865	7,092
Total interest expense	3,955	8,604	16,245	25,590

Net interest income	54,733	53,778	162,116	161,548
Provision for loan losses	6,120	(1,105)	31,008	(913)
Net interest income after provision for loan losses	48,613	54,883	131,108	162,461

NONINTEREST INCOME
Service charges on deposit accounts	2,567	3,388	8,193	9,543
Other service charges, commissions and fees	6,190	5,067	14,883	14,623
Fees from presold mortgage loans	4,864	1,275	9,725	2,677
Commissions from sales of insurance and financial products	2,357	2,203	6,515	6,436
SBA consulting fees	1,956	663	6,722	2,847
SBA loan sale gains	2,929	1,917	5,541	7,048
Bank-owned life insurance income	633	651	1,904	1,928
Securities gains (losses), net	—	97	8,024	97
Other gains (losses), net	(44)	(105)	(157)	(331)
Total noninterest income	21,452	15,156	61,350	44,868

NONINTEREST EXPENSES
Salaries expense	22,127	19,833	62,843	58,530
Employee benefits expense	3,918	4,144	12,312	13,150
Total personnel expense	26,045	23,977	75,155	71,680
Occupancy expense	2,856	2,786	8,538	8,269
Equipment related expenses	1,049	1,231	3,214	3,783
Merger and acquisition expenses	—	—	—	213
Intangibles amortization expense	928	1,163	2,961	3,737
Foreclosed property losses, net	90	273	284	899
Other operating expenses	9,471	9,016	29,264	28,723
Total noninterest expenses	40,439	38,446	119,416	117,304

Income before income taxes	29,626	31,593	73,042	90,025
Income tax expense	6,329	6,574	15,213	18,862

Net income	$23,297	25,019	57,829	71,163

Earnings per common share:
Basic	$0.81	0.84	1.99	2.39
Diluted	0.81	0.84	1.99	2.39

Dividends declared per common share	$0.18	0.12	0.54	0.36

Weighted average common shares outstanding:
Basic	28,857,111	29,542,001	28,962,576	29,585,383
Diluted	28,940,018	29,684,105	29,102,953	29,759,459
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

($ in thousands-unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$23,297	25,019	57,829	71,163
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	19	2,210	23,556	19,814
Tax (expense) benefit	(4)	(508)	(5,413)	(4,602)
Reclassification to realized (gains) losses	—	(97)	(8,024)	(97)
Tax expense (benefit)	—	22	1,844	22
Postretirement Plans:
Amortization of unrecognized net actuarial loss	153	155	511	611
Tax benefit	(35)	(36)	(118)	(153)
Other comprehensive income (loss)	133	1,746	12,356	15,595
Comprehensive income	$23,430	26,765	70,185	86,758
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended September 30, 2019
Balances, July 1, 2019	29,717	$432,533	380,748	(2,866)	2,866	1,888	815,169
Net income			25,019				25,019
Cash dividends declared ($0.12 per common share)			(3,555)				(3,555)
Change in Rabbi Trust Obligation				289	(289)		—
Equity issued related to acquisition earnout	—	—					—
Stock repurchases	(100)	(3,476)					(3,476)
Stock option exercises	—	—					—
Stock withheld for payment of taxes	(12)	(467)					(467)
Stock-based compensation	—	546					546
Other comprehensive income (loss)						1,746	1,746
Balances, September 30, 2019	29,605	$429,136	402,212	(2,577)	2,577	3,634	834,982

Three Months Ended September 30, 2020
Balances, July 1, 2020	28,977	$408,699	441,846	(2,217)	2,217	17,346	867,891
Net income			23,297				23,297
Cash dividends declared ($0.18 per common share)			(5,155)				(5,155)
Change in Rabbi Trust Obligation				(13)	13		—
Equity issued related to acquisition	24	494					494
Stock repurchases	(306)	(6,269)					(6,269)
Stock withheld for payment of taxes	(7)	(178)					(178)
Stock-based compensation	—	605					605
Other comprehensive income (loss)						133	133
Balances, September 30, 2020	28,688	$403,351	459,988	(2,230)	2,230	17,479	880,818

See accompanying notes to unaudited consolidated financial statements.

Index

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Nine Months Ended September 30, 2019
Balances, January 1, 2019	29,725	$434,453	341,738	(3,235)	3,235	(11,961)	764,230
Net income			71,163				71,163
Cash dividends declared ($0.36 per common share)			(10,689)				(10,689)
Change in Rabbi Trust Obligation				658	(658)		—
Equity issued related to acquisition earnout	78	3,070					3,070
Stock repurchases	(282)	(10,000)					(10,000)
Stock option exercises	9	129					129
Stock withheld for payment of taxes	(15)	(558)					(558)
Stock-based compensation	90	2,042					2,042
Other comprehensive income (loss)						15,595	15,595
Balances, September 30, 2019	29,605	$429,136	402,212	(2,577)	2,577	3,634	834,982

Nine Months Ended September 30, 2020
Balances, January 1, 2020	29,601	429,514	417,764	(2,587)	2,587	5,123	852,401
Net income			57,829				57,829
Cash dividends declared ($0.54 per common share)			(15,605)				(15,605)
Change in Rabbi Trust Obligation				357	(357)		—
Equity issued related to acquisition	24	494					494
Stock repurchases	(986)	(28,701)					(28,701)
Stock withheld for payment of taxes	(7)	(178)					(178)
Stock-based compensation	56	2,222					2,222
Other comprehensive income (loss)						12,356	12,356
Balances, September 30, 2020	28,688	$403,351	459,988	(2,230)	2,230	17,479	880,818

See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

($ in thousands-unaudited)	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$57,829	71,163
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	31,008	(913)
Net security premium amortization	2,832	1,827
Loan discount accretion	(4,789)	(4,473)
Other purchase accounting accretion and amortization, net	55	(16)
Foreclosed property losses and write-downs, net	284	899
Gains on securities available for sale	(8,024)	(97)
Other losses	157	331
Increase (decrease) in net deferred loan costs	7,380	(261)
Depreciation of premises and equipment	4,392	4,326
Amortization of operating lease right-of-use assets	1,522	1,372
Repayments of lease obligations	(1,392)	(1,250)
Stock-based compensation expense	2,013	1,748
Amortization of intangible assets	2,961	3,737
Amortization of SBA servicing assets	1,231	975
Fees/gains from sale of presold mortgages and SBA loans	(15,266)	(9,725)
Origination of presold mortgage loans in process of settlement	(294,270)	(108,723)
Proceeds from sales of presold mortgage loans in process of settlement	290,657	99,606
Origination of SBA loans for sale	(117,412)	(125,982)
Proceeds from sales of SBA loans	82,998	101,349
Increase in accrued interest receivable	(2,998)	(293)
Increase in other assets	(7,454)	(4,061)
(Decrease) increase in accrued interest payable	(849)	193
Increase in other liabilities	1,180	1,690
Net cash provided by operating activities	34,045	33,422
Cash Flows From Investing Activities
Purchases of securities available for sale	(701,201)	(339,030)
Purchases of securities held to maturity	(69,899)	—
Proceeds from maturities/issuer calls of securities available for sale	156,108	114,003
Proceeds from maturities/issuer calls of securities held to maturity	26,989	26,316
Proceeds from sales of securities available for sale	219,697	39,797
Redemptions of FRB and FHLB stock, net	9,853	4,088
Net increase in loans	(327,496)	(116,664)
Proceeds from sales of foreclosed properties	1,880	4,628
Purchases of premises and equipment	(8,983)	(2,714)
Proceeds from sales of premises and equipment	189	1,148
Net cash paid in acquisition	(9,559)	—
Net cash used by investing activities	(702,422)	(268,428)
Cash Flows From Financing Activities
Net increase in deposits	1,128,951	216,195
Net decrease in short-term borrowings	(148,000)	(55,000)
Proceeds from long-term borrowings	150,000	—
Payments on long-term borrowings	(252,003)	(51,089)
Cash dividends paid – common stock	(15,798)	(10,108)
Repurchases of common stock	(28,701)	(10,000)
Proceeds from stock option exercises	—	129
Payment of taxes related to stock withheld	(178)	(558)
Net cash provided by financing activities	834,271	89,569
Increase (decrease) in cash and cash equivalents	165,894	(145,437)
Cash and cash equivalents, beginning of period	231,302	462,898
Cash and cash equivalents, end of period	$397,196	317,461

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$17,094	25,397
Cash paid during the period for income taxes	21,302	20,106
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	18,143	15,137
Non-cash: Foreclosed loans transferred to other real estate	1,032	2,676
Non-cash: Initial recognition of operating lease right-of-use assets and operating lease liabilities	253	19,406
Non-cash: Equity issued related to acquisitions	494	3,070
Non-cash: Loans acquired	14,633	—
Non-cash: Other assets acquired	451	—
Non-cash: Borrowings assumed	11,671	—
See accompanying notes to consolidated financial statements.

Index
First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Period Ended September 30, 2020
Note 1 - Basis of Presentation and Risks and Uncertainties
Basis of Presentation
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2020, the consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, and the consolidated cash flows for the nine months ended September 30, 2020 and 2019. All such adjustments were of a normal, recurring nature. Reference is made to the 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.
Risks and Uncertainties
The coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering-in-place policies have impacted and may continue to impact many of the Company’s customers. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees and communities during this difficult time. The Company has provided hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encouraged customers to reach out for assistance to support their individual circumstances.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, which the Company has applied, modifications deemed to be COVID-19-related are not considered a troubled debt restructuring (“TDR”) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification would not meet the requirements under accounting principles generally accepted in the United States of America to be a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. The Company generally offered impacted borrowers loan payment deferrals of 90 days in duration. As of June 30, 2020, the Company had deferred payments for 1,483 loans with an aggregate loan balance of $774 million. During the third quarter of 2020, most of these borrowers resumed normal payments. However, some borrowers requested a second 90 day deferral, with certain of the borrowers resuming interest payments, but deferring scheduled principal payments. The deferred amounts are generally added by the Company to the payoff balance of the loan at maturity. As of September 30, 2020, the Company had remaining payment deferrals related to 207 loans with an aggregate loan balance of $186 million. Approximately $158 million of the $186 million in deferrals were second deferrals and for $100 million of the total deferrals, the borrower is scheduled to make interest payments with only principal being deferred.
Additionally, the Company is a lender for the Small Business Administration's (“SBA”) Paycheck Protection Program ("PPP"), a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic and may be a lender under such programs created in the future. These programs are new and their effects on the Company’s business remain uncertain. Through September 30, 2020, the Company had approved and funded 2,810 PPP loans totaling approximately $244.9 million.

In a period of economic contraction, elevated levels of loan losses and lost interest income may occur.  The Company continues to accrue interest on loans modified in accordance with the CARES Act.  To the extent those borrowers are unable to resume normal contractual payments, the Company could experience additional losses of principal and interest.

Index

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
Accounting Standards Adopted in 2020
In January 2017, the FASB amended the Goodwill and Other Intangibles topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. The amount of goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirements for the technical corrections were effective for the Company on January 1, 2020 and the adoption of this amendment did not have a material effect on the Company's financial statements. The Company's policy is to test goodwill for impairment annually on October 31 or on an interim basis if an event triggering impairment may have occurred. During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis. The results of the March 31, 2020 determined that none of the Company's goodwill was impaired as of March 31, 2020. Due to lingering economic turmoil and market volatility, the Company updated this analysis qualitatively as of June 30, 2020 and quantitatively at September 30, 2020 and again determined that there was no impairment of its goodwill on either date. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.
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

Index
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
In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for LIBOR reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
See Note 1 regarding temporary provisions of the Coronavirus Aid Relief, and Economic Security Act (CARES Act) related to loans.
Note 3 – Reclassifications
Certain amounts reported in the periods ended September 30, 2019 may have been reclassified to conform to the presentation for September 30, 2020. Any reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.
Note 4 – Stock-Based Compensation
The Company recorded total stock-based compensation expense of $606,000 and $546,000 for the three months ended September 30, 2020 and 2019, respectively, and $2,013,000 and $1,748,000 for the nine months ended September 30, 2020 and 2019, respectively, which includes the value of stock grants to directors as discussed below. The Company recognized $139,000 and $125,000 of income tax benefits related to stock-based compensation expense in the income statement for the three months ended September 30, 2020 and 2019, respectively, and $463,000 and $402,000 for the nine months ended September 30, 2020 and 2019, respectively.
At September 30, 2020, the sole equity-based compensation plan for the Company is the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of September 30, 2020, the Equity Plan had 576,614 shares remaining available for grant.
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
Recent equity awards to employees have been made in the form of shares of restricted stock with service vesting conditions only. Compensation expense for these awards is recorded over the requisite service periods. Upon forfeiture, any previously recognized compensation cost is reversed. Upon a change in control (as defined in the Equity Plan), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

Index
Certain of the Company’s equity grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for each incremental award. Compensation expense is based on the estimated number of stock awards that will ultimately vest. Over the past five years, there have been insignificant amounts of forfeitures, and therefore the Company assumes that all awards granted with service conditions only will vest. The Company issues new shares of common stock when options are exercised.
In addition to employee equity awards, the Company's practice is to grant common shares, valued at approximately $32,000, to each non-employee director (currently eleven in total) in June of each year. Compensation expense associated with these director awards is recognized on the date of award since there are no vesting conditions. On June 1, 2020, the Company granted 14,146 shares of common stock to non-employee directors (1,286 shares per director), at a fair market value of $24.87 per share, which was the closing price of the Company's common stock on that date, and resulted in $352,000 in expense. On June 1, 2019, the Company granted 9,030 shares of common stock to non-employee directors (903 shares per director), at a fair market value of $35.41 per share, which was the closing price of the Company's common stock on that date, and resulted in $320,000 in expense. The expense associated with director grants is classified as "other operating expense" in the Consolidated Statements of Income.
The following table presents information regarding the activity for the first nine months of 2020 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	159,366	$36.79
Granted during the period	41,966	28.58
Vested during the period	(42,464)	33.13
Forfeited or expired during the period	—	—

Nonvested at September 30, 2020	158,868	$35.60
Total unrecognized compensation expense as of September 30, 2020 amounted to $2,428,000 with a weighted-average remaining term of 1.8 years. For the nonvested awards that are outstanding at September 30, 2020, the Company expects to record $1,574,000 in compensation expense in the next twelve months, $473,000 of which is expected to be recorded in the remaining quarter of 2020.
Prior to 2010, stock options were the primary form of stock-based compensation utilized by the Company. At September 30, 2020, there were no stock options outstanding. During the nine months ended September 30, 2020, there were no stock option exercises. During the nine months ended September 30, 2019, there were $129,000 in stock option exercises.
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

Index
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

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended September 30,
	2020			2019
($ in thousands except per share amounts)	Per Share Amount	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$23,297			$25,019
Less: income allocated to participating securities	(67)			(119)
Basic EPS per common share	$23,230	28,857,111	$0.81	$24,900	29,542,001	$0.84

Diluted EPS:
Net income	$23,297	28,857,111		$25,019	29,542,001
Effect of Dilutive Securities	—	82,907		—	142,104
Diluted EPS per common share	$23,297	28,940,018	$0.81	$25,019	29,684,105	$0.84

	For the Nine Months Ended September 30,
	2020			2019
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$57,829			$71,163
Less: income allocated to participating securities	$(279)			$(329)
Basic EPS per common share	$57,550	28,962,576	$1.99	$70,834	29,585,383	$2.39

Diluted EPS:
Net income	$57,829	28,962,576		$71,163	29,585,383
Effect of Dilutive Securities	—	140,377		—	174,076
Diluted EPS per common share	$57,829	29,102,953	$1.99	$71,163	29,759,459	$2.39
There were no antidilutive options for any of the periods presented.

Index
Note 6 – Securities

The book values and approximate fair values of investment securities at September 30, 2020 and December 31, 2019 are summarized as follows:

($ in thousands)	September 30, 2020				December 31, 2019
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
Government-sponsored enterprise securities	$75,016	75,653	637	—	20,000	20,009	17	(8)
Mortgage-backed securities	1,024,735	1,047,922	24,194	(1,007)	758,491	767,285	9,463	(669)
Corporate bonds	43,680	45,131	1,743	(292)	33,711	34,651	1,025	(85)
Total available for sale	$1,143,431	1,168,706	26,574	(1,299)	812,202	821,945	10,505	(762)

Securities held to maturity:
Mortgage-backed securities	$33,222	34,161	939	—	41,423	41,542	125	(6)
State and local governments	76,978	77,953	975	—	26,509	26,791	285	(3)
Total held to maturity	$110,200	112,114	1,914	—	67,932	68,333	410	(9)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations, except for private mortgage-backed securities with a fair value of $1.0 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively.

The following table presents information regarding securities with unrealized losses at September 30, 2020:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	—	—	—	—	—
Mortgage-backed securities	212,533	816	6,639	191	219,172	1,007
Corporate bonds	13,907	93	801	199	14,708	292
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$226,440	909	7,440	390	233,880	1,299

The following table presents information regarding securities with unrealized losses at December 31, 2019:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$4,992	8	—	—	4,992	8
Mortgage-backed securities	77,274	293	50,851	382	128,125	675
Corporate bonds	—	—	915	85	915	85
State and local governments	—	—	934	3	934	3
Total temporarily impaired securities	$82,266	301	52,700	470	134,966	771

Index
In the above tables, all of the securities that were in an unrealized loss position at September 30, 2020 and December 31, 2019 were bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company evaluated the collectability of each of these bonds and concluded that there was no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
As of September 30, 2020 and December 31, 2019, the Company's security portfolio held 31 securities and 54 securities, respectively, that were in an unrealized loss position.
The book values and approximate fair values of investment securities at September 30, 2020, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities
Due within one year	$—	—	1,496	1,509
Due after one year but within five years	28,680	30,423	3,957	4,075
Due after five years but within ten years	79,016	79,560	5,877	5,985
Due after ten years	11,000	10,801	65,648	66,384
Mortgage-backed securities	1,024,735	1,047,922	33,222	34,161
Total securities	$1,143,431	1,168,706	110,200	112,114
At September 30, 2020 and December 31, 2019 investment securities with carrying values of $414,668,000 and $260,826,000, respectively, were pledged as collateral for public deposits.
In the first nine months of 2020, the Company received proceeds from sales of securities of $219,697,000 and recorded $8,024,000 in gains from the sales. The Company sold $39,797,000 securities in the first nine months of 2019, and recorded $97,000 in gains from the sales.
Included in “other assets” in the Consolidated Balance Sheets are cost-method investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $23,527,000 and $33,380,000 at September 30, 2020 and December 31, 2019, respectively. The FHLB stock had a cost and fair value of $5,855,000 and $15,789,000 at September 30, 2020 and December 31, 2019, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $17,672,000 and $17,591,000 at September 30, 2020 and December 31, 2019, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at September 30, 2020 was approximately 1.62, which means the Company would receive approximately 20,051 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.

Index
Note 7 – Loans and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$804,831	17%	$504,271	11%
Real estate – construction, land development & other land loans	653,120	14%	530,866	12%
Real estate – mortgage – residential (1-4 family) first mortgages	1,017,087	21%	1,105,014	25%
Real estate – mortgage – home equity loans / lines of credit	310,326	6%	337,922	8%
Real estate – mortgage – commercial and other	1,983,622	41%	1,917,280	43%
Consumer loans	50,189	1%	56,172	1%
Subtotal	4,819,175	100%	4,451,525	100%
Unamortized net deferred loan costs (fees)	(5,439)		1,941
Total loans	$4,813,736		$4,453,466

Included in the table above are PPP loans totaling $244.9 million that are in the line item "Commercial, financial and agricultural." PPP loans are fully guaranteed by the SBA. Included in unamortized net deferred loan fees are $7.6 million in unamortized net deferred loan fees associated with PPP loans. These fees are being amortized under the effective interest method over the terms of the loans. Accelerated amortization will be recorded in the periods in which principal amounts are forgiven in accordance with the terms of the program.

Also included in the table above are various non-PPP SBA loans, with additional information on these loans presented in the table below.

($ in thousands)	September 30, 2020	December 31, 2019
Guaranteed portions of non-PPP SBA loans included in table above	$46,085	54,400
Unguaranteed portions of SBA Loans included in table above	134,953	110,782
Total non-PPP SBA loans included in the table above	$181,038	165,182

Sold portions of SBA with servicing retained - not included in tables above	$379,123	316,730
At September 30, 2020 and December 31, 2019, there was a remaining unaccreted discount on the retained portion of sold SBA loans amounting to $7.1 million at both period ends.
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
As of September 30, 2020 and December 31, 2019, there were remaining accretable discounts of $8.6 million and $11.1 million, respectively, related to purchased non-impaired loans. The discounts are amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.

Index
The following table presents changes in the carrying value of PCI loans.

PCI loans	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Balance at beginning of period	$12,664	17,393
Change due to payments received and accretion	(3,062)	(3,694)
Change due to loan charge-offs	(13)	(11)
Transfers to foreclosed real estate	—	—
Other	27	110
Balance at end of period	$9,616	13,798

The following table presents changes in the accretable yield for PCI loans.

Accretable Yield for PCI loans	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Balance at beginning of period	$4,149	4,750
Accretion	(927)	(1,050)
Reclassification from (to) nonaccretable difference	400	583
Other, net	(481)	211
Balance at end of period	$3,141	4,494
During the first nine months of 2020, the Company received $446,000 in payments that exceeded the carrying amount of the related PCI loans, of which $352,000 was recognized as loan discount accretion income, $80,000 was recorded as additional loan interest income, and $14,000 was recorded as a recovery. During the first nine months of 2019, the Company received $291,000 in payments that exceeded the carrying amount of the related PCI loans, of which $263,000 was recognized as loan discount accretion income and $28,000 was recorded as additional loan interest income.
Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows.

($ in thousands)	September 30, 2020	December 31, 2019
Nonperforming assets
Nonaccrual loans	$31,656	24,866
TDR's - accruing	9,896	9,053
Accruing loans > 90 days past due	—	—
Total nonperforming loans	41,552	33,919
Foreclosed real estate	2,741	3,873
Total nonperforming assets	$44,293	37,792

Purchased credit impaired loans not included above (1)	$9,616	12,664

(1) In the March 3, 2017 acquisition of Carolina Bank, and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $0.8 million and $0.8 million in PCI loans at September 30, 2020 and December 31, 2019, respectively, that were contractually past due 90 days or more.
At September 30, 2020 and December 31, 2019, the Company had $1.8 million and $0.6 million in residential mortgage loans in process of foreclosure, respectively.

The following is a summary of the Company’s nonaccrual loans by major categories.

Index

($ in thousands)	September 30, 2020	December 31, 2019
Commercial, financial, and agricultural	$8,473	5,518
Real estate – construction, land development & other land loans	872	1,067
Real estate – mortgage – residential (1-4 family) first mortgages	5,742	7,552
Real estate – mortgage – home equity loans / lines of credit	1,594	1,797
Real estate – mortgage – commercial and other	14,795	8,820
Consumer loans	180	112
Total	$31,656	24,866

The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2020. Due to the onset of the COVID-19 pandemic not occurring until late in the first quarter of 2020, as well as the Company's COVID-19 deferral program and the SBA's relief program, whereby the SBA is making six months of principal and interest payments on most SBA loans held in the Company's portfolio, the past due amounts below were not negatively impacted by the pandemic in a significant manner.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$629	116	—	8,473	795,437	804,655
Real estate – construction, land development & other land loans	41	—	—	872	652,057	652,970
Real estate – mortgage – residential (1-4 family) first mortgages	1,122	1,307	—	5,742	1,003,741	1,011,912
Real estate – mortgage – home equity loans / lines of credit	678	40	—	1,594	307,918	310,230
Real estate – mortgage – commercial and other	466	—	—	14,795	1,964,390	1,979,651
Consumer loans	113	37	—	180	49,811	50,141
Purchased credit impaired	—	13	799	—	8,804	9,616
Total	$3,049	1,513	799	31,656	4,782,158	4,819,175
Unamortized net deferred loan costs (fees)						(5,439)
Total loans						$4,813,736

Index
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2019.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$752	—	—	5,518	497,788	504,058
Real estate – construction, land development & other land loans	37	152	—	1,067	529,444	530,700
Real estate – mortgage – residential (1-4 family) first mortgages	10,858	5,056	—	7,552	1,076,205	1,099,671
Real estate – mortgage – home equity loans / lines of credit	770	300	—	1,797	334,832	337,699
Real estate – mortgage – commercial and other	4,257	—	—	8,820	1,897,573	1,910,650
Consumer loans	344	137	—	112	55,490	56,083
Purchased credit impaired	218	38	762	—	11,646	12,664
Total	$17,236	5,683	762	24,866	4,402,978	4,451,525
Unamortized net deferred loan costs						1,941
Total loans						$4,453,466

Index
The following table presents the activity in the allowance for loan losses for all loans for the three and nine months ended September 30, 2020.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended September 30, 2020

Beginning balance	$5,989	5,677	8,339	2,359	18,755	1,223	—	42,342
Charge-offs	(325)	(6)	(4)	(23)	—	(310)	—	(668)
Recoveries	126	213	279	207	482	125	—	1,432
Provisions	2,986	388	82	(83)	2,369	308	70	6,120
Ending balance	$8,776	6,272	8,696	2,460	21,606	1,346	70	49,226

As of and for the nine months ended September 30, 2020

Beginning balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398
Charge-offs	(4,256)	(51)	(478)	(404)	(545)	(707)	—	(6,441)
Recoveries	603	856	594	373	584	251	—	3,261
Provisions	7,876	3,491	4,748	1,364	12,629	830	70	31,008
Ending balance	$8,776	6,272	8,696	2,460	21,606	1,346	70	49,226

Ending balance as of September 30, 2020: Allowance for loan losses
Individually evaluated for impairment	$1,814	56	820	—	1,624	—	—	4,314
Collectively evaluated for impairment	$6,921	6,216	7,760	2,460	19,982	1,342	70	44,751
Purchased credit impaired	$41	—	116	—	—	4	—	161

Loans receivable as of September 30, 2020
Ending balance – total	$804,831	653,120	1,017,087	310,326	1,983,622	50,189	—	4,819,175
Unamortized net deferred loan fees								(5,439)
Total loans								$4,813,736

Ending balances as of September 30, 2020: Loans
Individually evaluated for impairment	$7,001	853	9,657	319	16,349	—	—	34,179
Collectively evaluated for impairment	$797,654	652,117	1,002,254	309,911	1,963,303	50,141	—	4,775,380
Purchased credit impaired	$176	150	5,176	96	3,970	48	—	9,616

Index
The following table presents the activity in the allowance for loan losses for the year ended December 31, 2019.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the year ended December 31, 2019

Beginning balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039
Charge-offs	(2,473)	(553)	(657)	(307)	(1,556)	(757)	—	(6,303)
Recoveries	980	1,275	705	629	575	235	—	4,399
Provisions	3,157	(989)	(1,413)	(860)	1,936	542	(110)	2,263
Ending balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398

Ending balances as of December 31, 2019: Allowance for loan losses
Individually evaluated for impairment	$1,791	50	750	—	983	—	—	3,574
Collectively evaluated for impairment	$2,720	1,926	2,976	1,127	7,931	961	—	17,641
Purchased credit impaired	$42	—	106	—	24	11	—	183

Loans receivable as of December 31, 2019:
Ending balance – total	$504,271	530,866	1,105,014	337,922	1,917,280	56,172	—	4,451,525
Unamortized net deferred loan costs								1,941
Total loans								$4,453,466

Ending balances as of December 31, 2019: Loans
Individually evaluated for impairment	$4,957	796	9,546	333	9,570	—	—	25,202
Collectively evaluated for impairment	$499,101	529,904	1,090,125	337,366	1,901,080	56,083	—	4,413,659
Purchased credit impaired	$213	166	5,343	223	6,630	89	—	12,664

Index
The following table presents the activity in the allowance for loan losses for all loans for the three and nine months ended September 30, 2019.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended September 30, 2019

Beginning balance	$3,218	1,815	4,123	1,271	8,852	1,211	299	20,789
Charge-offs	(288)	(47)	(194)	(70)	(617)	(119)	—	(1,335)
Recoveries	163	308	139	58	176	67	—	911
Provisions	(226)	(270)	(112)	(122)	(199)	(141)	(35)	(1,105)
Ending balance	$2,867	1,806	3,956	1,137	8,212	1,018	264	19,260

As of and for the nine months ended September 30, 2019

Beginning balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039
Charge-offs	(1,224)	(340)	(379)	(216)	(1,455)	(555)	—	(4,169)
Recoveries	768	797	521	513	550	154	—	3,303
Provisions	434	(894)	(1,383)	(825)	1,134	467	154	(913)
Ending balance	$2,867	1,806	3,956	1,137	8,212	1,018	264	19,260

Ending balance as of September 30, 2019: Allowance for loan losses
Individually evaluated for impairment	$168	45	828	—	230	—	—	1,271
Collectively evaluated for impairment	$2,657	1,761	3,060	1,137	7,925	1,005	264	17,809
Purchased credit impaired	$42	—	68	—	57	13	—	180

Loans receivable as of September 30, 2019
Ending balance – total	$486,768	471,326	1,093,619	343,378	1,928,931	70,962	—	4,394,984
Unamortized net deferred loan costs								1,560
Total loans								$4,396,544

Ending balances as of September 30, 2019: Loans
Individually evaluated for impairment	$1,090	804	9,942	338	6,941	—	—	19,115
Collectively evaluated for impairment	$485,436	470,353	1,078,004	342,831	1,914,603	70,844	—	4,362,071
Purchased credit impaired	$242	169	5,673	209	7,387	118	—	13,798

Index
The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of September 30, 2020.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$12	16	—	15
Real estate – mortgage – construction, land development & other land loans	316	494	—	246
Real estate – mortgage – residential (1-4 family) first mortgages	4,336	4,674	—	4,530
Real estate – mortgage –home equity loans / lines of credit	319	357	—	327
Real estate – mortgage –commercial and other	10,959	12,004	—	8,342
Consumer loans	—	—	—	—
Total impaired loans with no allowance	$15,942	17,545	—	13,460

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$6,989	7,042	1,814	5,421
Real estate – mortgage – construction, land development & other land loans	537	546	56	597
Real estate – mortgage – residential (1-4 family) first mortgages	5,321	5,498	820	5,185
Real estate – mortgage –home equity loans / lines of credit	—	—	—	26
Real estate – mortgage –commercial and other	5,390	6,231	1,624	5,528
Consumer loans	—	—	—	—
Total impaired loans with allowance	$18,237	19,317	4,314	16,757
Interest income recorded on impaired loans during the nine months ended September 30, 2020 was insignificant.

Index
The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2019.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$16	19	—	74
Real estate – mortgage – construction, land development & other land loans	221	263	—	366
Real estate – mortgage – residential (1-4 family) first mortgages	4,300	4,539	—	4,415
Real estate – mortgage –home equity loans / lines of credit	333	357	—	147
Real estate – mortgage –commercial and other	2,643	3,328	—	3,240
Consumer loans	—	—	—	—
Total impaired loans with no allowance	$7,513	8,506	—	8,242

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$4,941	4,995	1,791	1,681
Real estate – mortgage – construction, land development & other land loans	575	575	50	586
Real estate – mortgage – residential (1-4 family) first mortgages	5,246	5,469	750	6,206
Real estate – mortgage –home equity loans / lines of credit	—	—	—	55
Real estate – mortgage –commercial and other	6,927	7,914	983	5,136
Consumer loans	—	—	—	—
Total impaired loans with allowance	$17,689	18,953	3,574	13,664
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

Index
The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

	Risk Grade	Description
Pass:
	1	Loans with virtually no risk, including cash secured loans.
	2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
	3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
	4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
	5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally required and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
	P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
	6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
	7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
	8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
	9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
	F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.
The following table presents the Company’s recorded investment in loans by credit quality indicators as of September 30, 2020.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$778,593	16,517	1,072	8,473	804,655
Real estate – construction, land development & other land loans	643,826	7,058	1,214	872	652,970
Real estate – mortgage – residential (1-4 family) first mortgages	985,925	7,634	12,611	5,742	1,011,912
Real estate – mortgage – home equity loans / lines of credit	300,708	1,854	6,074	1,594	310,230
Real estate – mortgage – commercial and other	1,928,787	32,052	4,017	14,795	1,979,651
Consumer loans	49,658	85	218	180	50,141
Purchased credit impaired	7,778	86	1,752	—	9,616
Total	$4,695,275	65,286	26,958	31,656	4,819,175
Unamortized net deferred loan costs					(5,439)
Total loans					4,813,736

Index
The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2019.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$486,081	7,998	4,461	5,518	504,058
Real estate – construction, land development & other land loans	522,767	4,075	2,791	1,067	530,700
Real estate – mortgage – residential (1-4 family) first mortgages	1,063,735	13,187	15,197	7,552	1,099,671
Real estate – mortgage – home equity loans / lines of credit	328,903	1,258	5,741	1,797	337,699
Real estate – mortgage – commercial and other	1,873,594	20,800	7,436	8,820	1,910,650
Consumer loans	55,203	413	355	112	56,083
Purchased credit impaired	8,098	2,590	1,976	—	12,664
Total	$4,338,381	50,321	37,957	24,866	4,451,525
Unamortized net deferred loan costs					1,941
Total loans					4,453,466
Troubled Debt Restructurings
The restructuring of a loan is considered a “troubled debt restructuring” ("TDR") if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extension of terms and other actions intended to minimize potential losses. As previously noted, under the CARES Act and banking regulator guidance, which the Company has applied, modifications deemed to be COVID-19-related are not considered a TDR if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. As the initial 90 day deferrals began to expire late in the second quarter and early in the third quarter, the Company approved second deferral requests of another 90 days based on the circumstances of each borrower. Under these terms, as of September 30, 2020, the Company had payment deferrals for 207 loans with an aggregate loan balance of $186 million, and for the reasons previously noted, these loans are not included in the TDR's disclosed in this report. Approximately $158 million of the $186 million in deferrals were second deferrals and for $100 million of the total deferrals, the borrower is scheduled to make interest payments with only principal being deferred. The Company continues to accrue interest on these loans during the deferral period.
The vast majority of the Company’s TDR's modified during the periods ended September 30, 2020 and September 30, 2019 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.
All loans classified as TDR's are considered to be impaired and are evaluated as such for determination of the allowance for loan losses. The Company’s TDR's can be classified as either nonaccrual or accruing based on the loan’s payment status. The TDR's that are nonaccrual are reported within the nonaccrual loan totals presented previously.

The following table presents information related to loans modified in a TDR during the three months ended September 30, 2020 and 2019.

Index

($ in thousands)	For the three months ended September 30, 2020			For the three months ended September 30, 2019
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	1	133	133
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	1	2,344	2,344	—	—	—
Consumer loans	—	—	—	—	—	—
Total TDRs arising during period	1	$2,344	$2,344	1	$133	$133

Index
The following table presents information related to loans modified in a TDR during the nine months ended September 30, 2020 and 2019.

($ in thousands)	For the nine months ended September 30, 2020			For the nine months ended September 30, 2019
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	2	$143	$143	1	$143	$143
Real estate – construction, land development & other land loans	1	67	67	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	2	75	78	4	523	527
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	1	965	965
Consumer loans	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	1	2,344	2,344	—	—	—
Consumer loans	—	—	—	—	—	—
Total TDRs arising during period	6	$2,629	$2,632	6	$1,631	$1,635

Accruing TDR's that were modified in the previous twelve months and that defaulted during the three months ended September 30, 2020 and 2019 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the Three Months Ended September 30, 2020		For the Three Months Ended September 30, 2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	—	$—
Real estate – mortgage – commercial and other	—	—	—	—
Total accruing TDRs that subsequently defaulted	1	$274	1	$93

Accruing TDR's that were modified in the previous twelve months and that defaulted during the nine months ended September 30, 2020 and 2019 are presented in the table below.

Index

($ in thousands)	For the Nine Months Ended September 30, 2020		For the Nine Months Ended September 30, 2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	1	$93
Real estate – mortgage – commercial and other	1	274	—	—
Total accruing TDRs that subsequently defaulted	1	$274	1	$93

Note 8 – Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2020 and December 31, 2019, and the carrying amount of unamortized intangible assets as of those same dates.

	September 30, 2020		December 31, 2019
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$6,013	2,575	6,013	2,185
Core deposit intangibles	28,440	23,112	28,440	20,610
SBA servicing asset	9,268	3,624	7,776	2,393
Other	1,303	1,196	1,303	1,127
Total	$45,024	30,507	43,532	26,315

Unamortizable intangible assets:
Goodwill	$240,972		234,368
SBA servicing assets are recorded for SBA loans, or portions thereof, that the Company has sold but continue to service for a fee. Servicing assets are initially recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income as an offset to SBA servicing fees within the line item "Other service charges, commissions, and fees." As derived from the table above, the Company had a SBA servicing asset at September 30, 2020 with a remaining book value of $5,644,000. The Company recorded $1,492,000 and $2,057,000 in servicing assets associated with the guaranteed portion of SBA loans sold during the first nine months of 2020 and 2019, respectively. During the first nine months of 2020 and 2019, the Company recorded $1,231,000 and $975,000, respectively, in related amortization expense.
In connection with the September 1, 2020 acquisition of a business financing company, the Company recorded a $6.6 million intangible asset, which has initially been recorded as goodwill. The Company is currently performing valuation studies of this intangible asset and may reclassify a portion of this amount from goodwill to other types of intangible assets at the next reporting date. See Note 16 for additional discussion of this acquisition.
Amortization expense of all other intangible assets totaled $928,000 and $1,163,000 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense of all other intangible assets totaled $2,961,000 and $3,737,000 for the nine months ended September 30, 2020 and 2019, respectively.
During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim step-one goodwill impairment quantitative analysis. The results of the March 31, 2020 analysis determined that none of the Company's goodwill was impaired. As a result of the continued economic turmoil and market volatility during the period ended June 30, 2020, the Company qualitatively reviewed the factors and assumptions used in the March 31, 2020 analysis, including financial projections, discount rates, and market premiums, in light of the triggering event existing as of June 30, 2020. Based on that analysis, the Company concluded there was no impairment of its goodwill at June 30, 2020. With the economic turmoil and market volatility continuing in the third quarter of 2020, a triggering event was

Index
identified and management again performed an interim step-one goodwill impairment quantitative analysis as of September 30, 2020. This analysis again concluded that none of the Company's goodwill was impaired as of that date. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes and take appropriate actions.
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

($ in thousands)	Estimated Amortization Expense
October 1 to December 31, 2020	$880
2021	2,927
2022	2,022
2023	1,041
2024	404
Thereafter	1,599
Total	$8,873
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
The Company recorded periodic pension cost totaling $186,000 and $244,000 for the three months ended September 30, 2020 and 2019, respectively, and $617,000 and $732,000 for the nine months ended September 30, 2020 and 2019, respectively. The following table contains the components of the pension cost.

	For the Three Months Ended September 30,
($ in thousands)	2020 Pension Plan	2019 Pension Plan	2020 SERP	2019 SERP	2020 Total Both Plans	2019 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	303	367	55	82	358	449
Expected return on plan assets	(325)	(360)	—	—	(325)	(360)
Amortization of net (gain)/loss	194	282	(41)	(127)	153	155
Net periodic pension cost	$172	289	14	(45)	186	244

	Nine Months Ended September 30, 2020
($ in thousands)	2020 Pension Plan	2019 Pension Plan	2020 SERP	2019 SERP	2020 Total Both Plans	2019 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	917	1,111	165	164	1,082	1,275
Expected return on plan assets	(976)	(1,154)	—	—	(976)	(1,154)
Amortization of net (gain)/loss	634	733	(123)	(122)	511	611
Net periodic pension cost	$575	690	42	42	617	732
The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.

Index
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first nine months of 2020 and does not expect to contribute to the Pension Plan in the remainder of 2020.
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

($ in thousands)	September 30, 2020	December 31, 2019
Unrealized gain (loss) on securities available for sale	$25,275	9,743
Deferred tax asset (liability)	(5,808)	(2,239)
Net unrealized gain (loss) on securities available for sale	19,467	7,504

Postretirement plans asset (liability)	(2,581)	(3,092)
Deferred tax asset (liability)	593	711
Net postretirement plans asset (liability)	(1,988)	(2,381)

Total accumulated other comprehensive income (loss)	$17,479	5,123
The following table discloses the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance at January 1, 2020	$7,504	(2,381)	5,123
Other comprehensive income (loss) before reclassifications	18,143	—	18,143
Amounts reclassified from accumulated other comprehensive income	(6,180)	393	(5,787)
Net current-period other comprehensive income (loss)	11,963	393	12,356

Ending balance at September 30, 2020	$19,467	(1,988)	17,479
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

Index
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2020.

($ in thousands)
Description of Financial Instruments	Fair Value at September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$75,653	—	75,653	—
Mortgage-backed securities	1,047,922	—	1,047,922	—
Corporate bonds	45,131	—	45,131	—
Total available for sale securities	$1,168,706	—	1,168,706	—

Presold mortgages in process of settlement	$34,028	34,028	—	—

Nonrecurring
Impaired loans	$16,547	—	—	16,547
Foreclosed real estate	1,253	—	—	1,253
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

Index
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
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at September 30, 2020	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans - valued at collateral value	$10,746	Appraised value	Discounts applied for estimated costs to sell	10%
Impaired loans - valued at PV of expected cash flows	5,801	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	4-11% (6.2%)
Foreclosed real estate	1,253	Appraised value	Discounts for estimated costs to sell	10%

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value atDecember 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans - valued at collateral value	$10,718	Appraised value	Discounts applied for estimated costs to sell	10%
Impaired loans - valued at PV of expected cash flows	5,497	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	4-11% (6.50%)
Foreclosed real estate	1,830	Appraised value	Discounts for estimated costs to sell	10%

The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2020 and December 31, 2019 are as follows:

		September 30, 2020		December 31, 2019
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$92,465	92,465	64,519	64,519
Due from banks, interest-bearing	Level 1	304,731	304,731	166,783	166,783
Securities held to maturity	Level 2	110,200	112,114	67,932	68,333
SBA loans held for sale	Level 2	15,012	16,645	—	—
Total loans, net of allowance	Level 3	4,764,510	4,750,959	4,432,068	4,407,610
Accrued interest receivable	Level 1	19,646	19,646	16,648	16,648
Bank-owned life insurance	Level 1	106,345	106,345	104,441	104,441
SBA Servicing Asset	Level 3	5,644	6,714	5,383	5,649

Deposits	Level 2	6,060,226	6,062,358	4,931,355	4,930,751
Borrowings	Level 2	61,816	53,099	300,671	295,399
Accrued interest payable	Level 2	1,305	1,305	2,154	2,154

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

Index
Note 12 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Noninterest Income
In-scope of ASC 606:
Service charges on deposit accounts:	$2,567	3,388	8,193	9,543
Other service charges, commissions, and fees:
Interchange income	3,608	3,228	9,580	9,529
Other service charges and fees	2,582	1,839	5,303	5,094
Commissions from sales of insurance and financial products:
Insurance income	1,477	1,355	4,058	4,027
Wealth management income	880	848	2,457	2,409
SBA consulting fees	1,956	663	6,722	2,847
Noninterest income (in-scope of ASC 606)	13,070	11,321	36,313	33,449
Noninterest income (out-of-scope of ASC 606)	8,382	3,835	25,037	11,419
Total noninterest income	$21,452	15,156	61,350	44,868
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

Index
Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company also earns some fees from asset management, which is billed quarterly for services rendered in the most recent period, for which the performance obligation has been satisfied.
SBA Consulting fees: The Company earns fees for its consulting services related to the origination of SBA loans. Fees are based on a percentage of the dollar amount of the originated loans and are recorded when the performance obligation has been satisfied. During the three months ended June 30, 2020, the Company's SBA subsidiary assisted its third-party clients in the origination of PPP loans and charged and received fees for doing so. For several clients, the forgiveness piece of the PPP process, which will occur at a future time, was included in the fees charged. Accordingly, the Company recorded deferred revenue for approximately one-half of the fees received, which amounted to $1.6 million. These fees will be recorded as income in the period in which the services associated with the forgiveness process are rendered.
The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.
Note 13 – Leases
The Company enters into leases in the normal course of business. As of September 30, 2020, the Company leased eight branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from January 2021 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 20.4 years as of September 30, 2020. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.26% as of September 30, 2020.
Total operating lease expense was $2.2 million and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively. The right-of-use assets and lease liabilities were $18.4 million and $18.7 million as of September 30, 2020, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2020 are as follows.

($ in thousands)
October 1 to December 31, 2020	$643
2021	2,297
2022	1,925
2023	1,775
2024	1,574
Thereafter	19,564
Total undiscounted lease payments	27,778
Less effect of discounting	(9,062)
Present value of estimated lease payments (lease liability)	$18,716

Index
Note 14 - Shareholders' Equity

Stock Repurchases

During the first nine months months of 2020, the Company repurchased approximately 985,795 shares of the Company's common stock at an average stock price of $29.11 per share, which totaled $28.7 million, under a $40 million repurchase authorization publicly announced in November 2019. The Company has $11.3 million remaining of the $40 million repurchase authorization.
Note 15 - Borrowings
The following tables present information regarding the Company’s outstanding borrowings at September 30, 2020 and December 31, 2019 - dollars are in thousands:

Description	Due date	Call Feature	September 30, 2020	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$135	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	1,001	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	5,500	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	237	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	51	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	176	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	176	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	358	0.50% fixed
Other Borrowing	4/7/2022	None	103	1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	2.97% at 9/30/2020 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.64% at 9/30/2020 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.28% at 9/30/2020 adjustable rate 3 month LIBOR + 2.00%
Total borrowings/ weighted average rate as of		September 30, 2020	$64,441	2.26%
Unamortized discount on acquired borrowings			(2,625)
Total borrowings			$61,816

Index

Description	Due date	Call Feature	December 31, 2019	Interest Rate
FHLB Term Note	1/30/2020	None	$100,000	1.70% fixed
FHLB Term Note	1/31/2020	None	68,000	1.70% fixed
FHLB Term Note	1/31/2020	None	30,000	1.70% fixed
FHLB Term Note	5/29/2020	None	40,000	1.62% fixed
FHLB Principal Reducing Credit	7/24/2023	None	168	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	1,029	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	6,500	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	245	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	55	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	181	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	181	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	367	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	4.64% at 12/31/2019 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	3.28% at 12/31/2019 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	3.99% at 12/31/2019 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2019			$303,430	2.12%
Unamortized discount on acquired borrowings			(2,759)
Total borrowings			$300,671

Note 16 - Acquisition

On September 1, 2020, the Company completed the acquisition of Magnolia Financial, Inc., a business financing company headquartered in Spartanburg, South Carolina, that makes loans throughout the southeastern United States. In the transaction, the Company acquired $14.6 million in loans and $0.5 million of other assets, and assumed $11.7 million in borrowings, substantially all of which was paid off subsequent to the closing. The transaction value was approximately $10.0 million with the Company paying $9.5 million in cash and issuing 24,096 shares of its common stock, which had a value of approximately $0.5 million.

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of the financing company were recorded based on estimates of fair values, which according to applicable accounting guidance, are subject to change for twelve months following the acquisition. In connection with this transaction, the Company recorded an intangible asset of $6.6 million, which is deductible for tax purposes over 15 years and has initially been recorded as goodwill. The Company is currently performing valuation studies of this intangible asset and may reclassify a portion of this amount from goodwill to other types of intangible assets at the next reporting date. Any such reclassification is not expected to be material. See Note 8 for additional information.

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
As previously noted, and as permitted by the CARES Act, we elected to defer the implementation of CECL until the earlier of the cessation of the national emergency or December 31, 2020 because of the challenges associated with developing a reliable forecast of losses that may result from the unprecedented COVID-19 pandemic. Accordingly, the Company's provision for loan losses for the first nine months of 2020 is based on the limited information available and the conditions that existed at September 30, 2020 related to COVID-19, according to the pre-CECL incurred loss methodology for determining loan losses and the remaining discussion below is based on that methodology. Upon the adoption of CECL, the Company expects its allowance for credit losses related to all financial assets will increase to approximately $40-$44 million as of January 1, 2020 compared to its allowance for loan losses at December 31, 2019 of approximately $21 million. As previously discussed, this initial impact will be reflected as a cumulative-effect adjustment to retained earnings.
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
Subsequent to the initial recording of the identifiable intangible assets and goodwill, we amortize the identifiable intangible assets over their estimated average lives, as discussed above. In addition, on at least an annual basis, with the annual evaluation occurring on October 31 of each year, goodwill is evaluated for impairment by comparing the fair value of our reporting units to their related carrying value, including goodwill. At September 30, 2020, we had three reporting units – 1) First Bank with $235.9 million in goodwill, 2) First Bank Insurance with $7.4 million in goodwill, and 3) SBA activities, including SBA Complete and our SBA Lending Division, with $4.3 million in goodwill. If the carrying value of a reporting unit were ever to exceed its fair value, we would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

Index
In our 2019 goodwill impairment evaluation, we concluded that the goodwill for each of our reporting units was not impaired. Additionally, during the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim step-one goodwill impairment quantitative analysis. The results of the March 31, 2020 analysis determined that none of the Company's goodwill was impaired as of March 31, 2020. As a result of the continued economic turmoil and market volatility during the period ended June 30, 2020, the Company qualitatively reviewed the factors and assumptions used in the March 31, 2020 analysis, including financial projections, discount rates, and market premiums, in light of the triggering event existing as of June 30, 2020. Based on that analysis, the Company concluded there was no impairment of its goodwill at June 30, 2020. Due to continued economic and market volatility in the third quarter of 2020, a triggering event was identified and management performed another interim step-one goodwill impairment analysis as of September 30, 2020, and determined that none of the Company's goodwill was impaired. Based on the results of the September 30, 2020 step-one goodwill impairment analysis, management has concluded that none of the reporting units are at risk of failing a step-one goodwill impairment analysis, however management will continue to evaluate the economic conditions at future reporting periods for applicable changes and take appropriate actions.
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

Recent Developments: COVID-19

Index
In March 2020, the outbreak of the coronavirus (COVID-19) was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has caused economic and social disruption resulting in unprecedented uncertainty, volatility and disruption in financial markets, and has placed significant health, economic and other major pressures throughout the communities we serve, the United States and globally. While some industries have been impacted more severely than others, almost all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, material decreases in oil and gas prices and in business valuations, changes in consumer behavior related to pandemic fears, and aggressive measures by the federal government.

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

The CARES Act also includes a provision that permits a financial institution to elect to suspend temporarily TDR accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

In response to the pandemic, the Company generally offered impacted borrowers loan payment deferrals of 90 days in duration. As of June 30, 2020, the Company had deferred payments for 1,483 loans with an aggregate loan balance of $774 million. During the third quarter of 2020, most of these borrowers resumed normal payments. However, some borrowers requested a second 90 day deferral, with certain of the borrowers resuming interest payments, but deferring scheduled principal payments. As of September 30, 2020, the Company had remaining payment deferrals related to 207 loans with an aggregate loan balance of $186 million. Approximately 85% of the $186 million in deferrals were second deferrals and for 54% of the total deferrals, the borrower is scheduled to make interest payments with only principal being deferred.

In response to the pandemic, the Company has implemented a number of procedures to support the safety and well-being of its employees, customers and shareholders. In addition, the Company has taken deliberate actions to ensure the continued health and strength of its balance sheet in order to serve its clients and communities.

Employees, Customers and Communities

Index

The Company is supporting the health and safety of its employees and customers, and complying with government directives, through responsible operations administered under its Board approved business continuity plan and protocols:
•Extra precautions are being taken to safeguard health and safety in branch facilities.
•The Company participated in the SBA's PPP program. As of September 30, 2020, the Company held 2,810 PPP loans totaling approximately $244.9 million.
•As previously discussed, the Company has implemented a short-term deferral modification program that complies with federal banking regulators' interagency guidance and is working with borrowers effected by COVID-19 on a case by case basis.

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

Asset quality remains solid, with nonperforming assets to total assets amounting to 0.63% at September 30, 2020 compared to 0.62% at December 31, 2019.

In determining the appropriate level of allowance for loan losses at September 30, 2020, we reviewed industry types and deferral percentages within our loan portfolio in light of the pandemic. Based on that analysis, we assigned loan loss reserves for certain of those loan types that were consistent with probable loss rates incurred in a stressed economic scenario. The Company also recorded supplemental qualitative reserves for all other loans in deferral status. As a result of the analysis, approximately $22.1 million of COVID-19 related qualitative reserves are included in the Company's September 30, 2020 allowance for loan loss amount of $49.2 million at September 30, 2020.
FINANCIAL OVERVIEW

Net income amounted to $23.3 million, or $0.81 per diluted common share, for the three months ended September 30, 2020 compared to $25.0 million, or $0.84 per diluted common share, recorded in the third quarter of 2019.

For the nine months ended September 30, 2020, we recorded net income of $57.8 million, or $1.99 per diluted common share compared to $71.2 million, or $2.39 per diluted common share, for the nine months ended September 30, 2019.

Earnings for the periods in 2020 were impacted by provisions for loan losses related to estimated losses arising from the economic impact of COVID-19. See additional discussion below.

Net Interest Income and Net Interest Margin

Net interest income for the third quarter of 2020 was $54.7 million, a 1.8% increase from the $53.8 million recorded in the third quarter of 2019. Net interest income for the first nine months of 2020 was $162.1 million, a 0.4% increase from the $161.5 million recorded in the comparable period of 2019. The increases in net interest income were due primarily to growth in interest-earning assets.

Our net interest margin (a non-GAAP measure calculated by dividing tax-equivalent net interest income by average earning assets) for the third quarter of 2020 was 3.48%, which was 47 basis points lower than the 3.95% realized in the third quarter of 2019. For the nine months ended September 30, 2020, our net interest margin was 3.63% compared to 4.02% for the same period in 2019. The lower margins were primarily due to the impact of lower interest rates.

Provision for Loan Losses and Asset Quality

Index
As permitted by the CARES Act enacted in March 2020, the Company elected to defer the implementation of the Current Expected Credit Loss (CECL) methodology. Accordingly, the Company's allowance for loan losses at each period end is based on the Company's estimate of probable losses that have been incurred at the end of such period, including losses arising from the impact of COVID-19, in accordance with the pre-CECL methodology for determining loan losses.

We recorded a provision for loan losses of $6.1 million in the third quarter of 2020 compared to a negative provision for loan losses (reduction of the allowance for loan losses) of $1.1 million in the third quarter of 2019. For the nine months ended September 30, 2020, we recorded a provision for loan losses of $31.0 million compared to a negative provision for loan losses of $0.9 million for the same period of 2019. The increases in 2020 are primarily related to estimated probable losses arising from the economic impact of COVID-19.

Total net loan charge-offs (recoveries) for the third quarters of 2020 and 2019 amounted to ($0.8 million) and $0.4 million, respectively, or (0.06%) and 0.04% of average loans on an annualized basis, respectively. For the nine months ended September 30, 2020 and 2019, total net charge-offs were $3.2 million and $0.9 million, respectively, which on an annualized basis amounted to 0.09% and 0.03%, respectively.

Total nonperforming assets amounted to $44.3 million at September 30, 2020, or 0.63% of total assets, compared to $37.8 million at December 31, 2019, or 0.62% of total assets.

Noninterest Income

Total noninterest income was $21.5 million and $15.2 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, total noninterest income was $61.4 million and $44.9 million, respectively. The increases in noninterest income in 2020 are primarily due to fees earned as a result of high mortgage loan activity, SBA consulting fees related to client assistance with PPP originations, and an $8.0 million gain realized from securities sales in the second quarter of 2020.

Noninterest Expenses

Noninterest expenses amounted to $40.4 million in the third quarter of 2020 compared to $38.4 million recorded in the third quarter of 2019, an increase of 5.2%. For the nine months ended September 30, 2020 and 2019, noninterest expenses amounted to $119.4 million and $117.3 million, respectively, an increase of 1.8%. The increases were primarily due to increased incentive compensation expense related to improvement in financial performance, higher commission expense resulting from increases in mortgage loan volume in 2020, and higher FDIC insurance expense. See additional discussion below.

Income Taxes

Our effective tax rate was 21.4% and 20.8% for the three and nine months ended September 30, 2020, respectively, compared to 20.8% and 21.0% for the three and nine months ended September 30, 2019, respectively.

Balance Sheet and Capital

Total assets at September 30, 2020 amounted to $7.1 billion, a 15.0% increase from a year earlier.

Loan growth for the nine months ended September 30, 2020 was $361 million, or 10.8% on an annualized basis, which includes $245 million in PPP loans.

Deposit growth for the nine months ended September 30, 2020 was $1.1 billion, or 30.5% on an annualized basis. In addition to deposits arising from PPP loans, this high deposit growth is believed to be due to a combination of stimulus funds and changes in customer behaviors during the pandemic.

With the excess liquidity resulting from the high deposit growth during the first nine months of 2020, we reduced our level of borrowings by $239 million, or 79.4%, reduced our level of brokered deposits by $49 million, or 57.4%, and increased our holdings of investment securities by $389 million, or 43.7%.

We remain well-capitalized by all regulatory standards, with an estimated Total Risk-Based Capital Ratio at September 30, 2020 of 15.01%, an increase from the 14.89% reported at December 31, 2019.

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
Net interest income for the three month period ended September 30, 2020 amounted to $54.7 million, an increase of $0.9 million, or 1.8%, from the $53.8 million recorded in the third quarter of 2019. Net interest income on a tax-equivalent basis for the three month period ended September 30, 2020 amounted to $55.1 million, an increase of $0.9 million, or 1.6%, from the $54.2 million recorded in the third quarter of 2019.
Net interest income for the nine month period ended September 30, 2020 amounted to $162.1 million, an increase of $0.6 million, or 0.4%, from the $161.5 million recorded in the first nine months of 2019. Net interest income on a tax-equivalent basis for the nine month period ended September 30, 2020 amounted to $163.1 million, an increase of $0.3 million, or 0.2%, from the $162.8 million recorded in the first nine months of 2019.

($ in thousands)	Three Months Ended September 30,
	2020	2019
Net interest income, as reported	$54,733	53,778
Tax-equivalent adjustment	347	413
Net interest income, tax-equivalent	$55,080	54,191

	Nine Months Ended September 30,
	2020	2019
Net interest income, as reported	$162,116	161,548
Tax-equivalent adjustment	1,011	1,260
Net interest income, tax-equivalent	$163,127	162,808
There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).
For the three and nine months ended September 30, 2020, the higher net interest income compared to the same periods of 2019 was primarily due to growth in our interest-earning assets, which was partially offset by a lower net interest margin.
The following table presents an analysis of net interest income.

Index

	For the Three Months Ended September 30,
	2020			2019
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,785,848	4.38%	$52,739	$4,354,477	5.02%	$55,142
Taxable securities	973,183	2.03%	4,958	747,044	2.72%	5,129
Non-taxable securities	39,754	1.89%	189	27,711	3.04%	212
Short-term investments, primarily interest-bearing cash	495,771	0.64%	802	310,781	2.42%	1,898
Total interest-earning assets	6,294,556	3.71%	58,688	5,440,013	4.55%	62,381

Cash and due from banks	89,282			54,132
Premises and equipment	116,660			117,342
Other assets	403,614			410,492
Total assets	$6,904,112			$6,021,979

Liabilities
Interest bearing checking	$1,065,485	0.10%	$273	$883,002	0.15%	$338
Money market deposits	1,407,314	0.29%	1,014	1,124,240	0.68%	1,915
Savings deposits	483,089	0.12%	152	416,732	0.29%	307
Time deposits >$100,000	604,887	1.15%	1,747	692,417	2.02%	3,519
Other time deposits	236,672	0.58%	347	261,424	0.79%	518
Total interest-bearing deposits	3,797,447	0.37%	3,533	3,377,815	0.77%	6,597
Borrowings	81,362	2.06%	422	300,714	2.65%	2,006
Total interest-bearing liabilities	3,878,809	0.41%	3,955	3,678,529	0.93%	8,603

Noninterest bearing checking	2,085,345			1,460,759
Other liabilities	61,633			55,777
Shareholders’ equity	878,325			826,914
Total liabilities and shareholders’ equity	$6,904,112			$6,021,979

Net yield on interest-earning assets and net interest income		3.46%	$54,733		3.92%	$53,778
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		3.48%	$55,080		3.95%	$54,191

Interest rate spread		3.30%			3.62%

Average prime rate		3.25%			5.27%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)   Includes tax-equivalent adjustments of $347,000 and $413,000 in 2020 and 2019, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Nine Months Ended September 30,
	2020			2019
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,679,479	4.57%	$160,000	$4,322,078	5.10%	$164,754
Taxable securities	859,800	2.36%	15,203	706,300	2.81%	14,859
Non-taxable securities	26,471	2.37%	470	34,833	3.15%	820
Short-term investments, primarily interest-bearing cash	432,782	0.83%	2,688	347,335	2.58%	6,705
Total interest-earning assets	5,998,532	3.97%	$178,361	5,410,546	4.62%	187,138

Cash and due from banks	80,523			54,579
Premises and equipment	115,303			118,152
Other assets	411,290			403,364
Total assets	$6,605,648			$5,986,641

Liabilities
Interest bearing checking	$979,339	0.13%	$948	$894,488	0.14%	$966
Money market deposits	1,302,021	0.37%	3,617	1,093,736	0.62%	5,036
Savings deposits	454,805	0.17%	568	419,210	0.29%	903
Time deposits >$100,000	627,025	1.49%	6,996	709,247	1.93%	10,221
Other time deposits	243,404	0.69%	1,251	262,424	0.70%	1,372
Total interest-bearing deposits	3,606,594	0.50%	13,380	3,379,105	0.73%	18,498
Borrowings	228,295	1.68%	2,865	343,431	2.76%	7,092
Total interest-bearing liabilities	3,834,889	0.57%	16,245	3,722,536	0.92%	25,590

Noninterest bearing checking	1,840,133			1,405,830
Other liabilities	61,056			57,047
Shareholders’ equity	869,570			801,228
Total liabilities and shareholders’ equity	$6,605,648			$5,986,641

Net yield on interest-earning assets and net interest income		3.61%	$162,116		3.99%	$161,548
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		3.63%	$163,127		4.02%	$162,808

Interest rate spread		3.40%			3.70%

Average prime rate		3.64%			5.42%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)   Includes tax-equivalent adjustments of $1,011,000 and $1,260,000 in 2020 and 2019, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.
Average loans outstanding for the third quarter of 2020 were $4.786 billion, which was $431 million, or 9.9%, higher than the average loans outstanding for the third quarter of 2019 ($4.354 billion). Average loans for the nine months ended September 30, 2020 were $4.679 billion, which was $357 million, or 8.3%, higher than the average loans outstanding for the comparable period of 2019 ($4.322 billion). The higher amount of average loans outstanding in 2020 was due to our loan growth initiatives, including our continued focus and expansion into higher growth markets, our hiring of experienced bankers and our emphasis on SBA lending. Also significantly impacting our growth in loans in 2020 was the origination of $245 million in PPP loans during the second quarter of 2020. Excluding PPP loan balances, average loans outstanding were approximately 4.3% and 5.0% higher for the three and nine months ended September 30, 2020, respectively, compared to the prior respective periods.

Index
As derived from the tables above, our average balance of taxable securities grew by $226 million, or 30.3%, when comparing the third quarter of 2020 to the third quarter of 2019, and $154 million, or 21.7%, when comparing the first nine months of 2020 to the first nine months of 2019. These increases were due to higher levels of investment purchases that were made possible by the cash provided by the high deposit growth experienced in recent periods.

For the third quarter of 2020, average short-term investments, primarily interest-bearing cash, amounted to $496 million, which was $185 million, or 59.5%, higher than for the third quarter of 2019 ($311 million). For the nine months ended September 30, 2020, average short-term investments outstanding increased $85 million, or 24.6%, compared to the first nine months of 2019. The higher levels of interest-bearing cash in 2020 were also due to the high deposit growth experienced, as discussed in the following paragraph.
Average total deposits outstanding for the third quarter of 2020 were $5.883 billion, which was $1.044 billion, or 21.6%, higher than the average deposits outstanding for the third quarter of 2019 ($4.839 billion). Average total deposits outstanding for the first nine months of 2020 were $662 million, or 13.8%, higher than the comparable period of 2019. The majority of the growth has occurred in our transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts). We believe the high deposit growth was due to a combination of factors including: 1) the deposit of PPP funds into customer checking accounts, 2) the government’s stimulus payments, 3) consumer savings habits, and 4) positive results from our deposit account growth initiatives.
We also utilized funds provided by our high deposit growth to pay down a substantial portion of our borrowings in 2020. Total borrowings at September 30, 2020 amounted to $61.8 million, a decline of $239 million, or 79.4% from December 31, 2019, while average borrowings decreased $219 million, or 72.9%, when comparing the third quarter of 2020 to the third quarter of 2019. Average borrowings decreased $115 million, or 33.5%, when comparing the first nine months of 2020 to the first nine months of 2019.
The net result of the balance sheet growth discussed above was that our average interest-earning assets for the three and nine months ended September 30, 2020 were 15.7% and 10.9% higher than for the comparable periods in 2019, respectively, which, as it relates to the net interest income we recorded, slightly more than offset the impact of the decline in our net interest margin, which is discussed below.
See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (a non-GAAP measure calculated by dividing tax-equivalent net interest income by average earning assets) for the third quarter of 2020 was 3.48%, which was 47 basis points lower than the 3.95% realized in the third quarter of 2019. For the nine months ended September 30, 2020, our net interest margin was 3.63% compared to 4.02% for the same period in 2019. The lower margins were primarily due to the impact of lower interest rates, as discussed in the following paragraph.

From August 2019 to March 2020, the Federal Reserve cut interest rates by 225 basis points, which resulted in our interest-earning asset yields declining by more than our cost of funds. For the three months ended September 30, 2020, our interest-earning asset yield declined by 84 basis points compared to a 52 basis point decline in the cost of our interest-bearing liabilities. For the nine months ended September 30, 2020, our interest-earning asset yield declined by 65 basis points compared to a 35 basis point decline in the cost of our interest-bearing liabilities. See additional discussion in Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

We continue to have $245 million of PPP loans outstanding. In the third quarter of 2020, the yield earned on those loans was 2.90%, which included $1.2 million of amortization of origination fees, and lowered the reported net interest margin by approximately 2 basis points. Since inception, the PPP loans have yielded 3.35% and did not significantly impact the the net interest margin on a year to date basis. We have $7.6 million in remaining deferred PPP origination fees that will be recognized over the lives of the loans, with accelerated amortization expected to result from the loan forgiveness process.

We recorded loan discount accretion of $1.6 million in the third quarter of 2020, compared to $1.3 million in the third quarter of 2019. For the nine months ended September 30, 2020 and 2019, we recorded loan discount accretion of $4.8 million and $4.5 million, respectively. The higher loan discount accretion was primarily attributable to higher accretion on SBA loans due to growth in that portfolio.

Index
See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded a provision for loan losses of $6.1 million in the third quarter of 2020 compared to a negative provision for loan losses (reduction of the allowance for loan losses) of $1.1 million in the third quarter of 2019. For the nine months ended September 30, 2020, we recorded a provision for loan losses of $31.0 million compared to a negative provision for loan losses of $0.9 million for the same period of 2019. The increases in 2020 were primarily related to estimated probable losses arising from the economic impact of COVID-19. With the onset of the pandemic in March 2020, we worked with many of our borrowers and provided the option of loan payment deferrals, with loans on deferral status amounting to $186 million, or 3.9% of total loans, at September 30, 2020, a decrease from $774 million, or 16.2% of total loans, at June 30, 2020. See the section entitled "Allowance for Loan Losses and Provision for Loan Losses" below for additional information

Total noninterest income was $21.5 million and $15.2 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, total noninterest income was $61.4 million and $44.9 million, respectively.

Service charges on deposit accounts amounted to $2.6 million for the third quarter of 2020 compared to $3.4 million in the third quarter of 2019. For the first nine months of 2020 and 2019, service charges on deposit accounts amounted to $8.2 million and $9.5 million, respectively. The decreases are primarily due to fewer instances of overdraft fees that we believe is likely associated with the generally higher levels of deposits maintained by our customers during 2020.

Other service charges, commissions, and fees amounted to $6.2 million in the third quarter of 2020 compared to $5.1 million in the third quarter of 2019. This same line item amounted to $14.9 million for the nine months ended September 30, 2020 compared to $14.6 million for the first nine months of 2019. Bankcard revenue, including debit and credit card interchange income, comprises the majority of this line item. Bankcard revenue for the third quarter of 2020 amounted to $3.8 million compared to $3.5 million in the third quarter of 2019. Bankcard revenue amounted to $10.1 million for both of the first nine months in 2020 and 2019. Included in this line item for the third quarter of 2020 was income of $0.6 million due to the reversal of previously recorded impairment of our SBA servicing asset resulting from improved market conditions. We had recorded impairment expense of our SBA servicing asset of $0.5 million in the first quarter of 2020 and $0.1 million in the fourth quarter of 2019.

Fees from presold mortgages amounted to $4.9 million for the third quarter of 2020 compared to $1.3 million in the third quarter of 2019. For the first nine months of 2020 and 2019, fees from presold mortgages amounted to $9.7 million and $2.7 million, respectively. The increases in 2020 were primarily due to higher mortgage loan origination volume arising from historically low mortgage loan interest rates.
Commissions from sales of insurance and financial products did not vary significantly for the periods presented, amounting to approximately $2.4 million and $2.2 million for the third quarters of 2020 and 2019, respectively, and $6.5 million and $6.4 million for the nine months ended September 30, 2020 and 2019, respectively.

For the third quarters of 2020 and 2019, SBA consulting fees amounted to $2.0 million and $0.7 million, respectively. For the first nine months of 2020 and 2019, SBA consulting fees amounted to $6.7 million and $2.8 million, respectively. The increases in 2020 were due to fees earned in the second and third quarters by our SBA subsidiary, SBA Complete, related to assisting its third-party client banks with the PPP. SBA Complete recorded approximately $0.8 million and $3.8 million in PPP fees for the three and nine months ended September 30, 2020. SBA Complete also recorded $1.6 million in deferred revenue in the second quarter of 2020 that will be recorded as income upon the forgiveness portion of the PPP.

SBA loan sale gains amounted to $2.9 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively, compared to $5.5 million and $7.0 million for the nine months ended September 30, 2020 and 2019, respectively. Origination of SBA loans generally declined in the first and second quarters of 2020 due to the economic impact of COVID-19, while during the third quarter of 2020, SBA loan sales increased due to increased market activity.

During the second quarter of 2020, we sold approximately $220 million in mortgage-backed and commercial mortgage-backed securities at a gain of $8.0 million. The securities sold were believed to be favorably impacted by historically low interest rates and Federal Reserve stimulus measures. Securities gains of $0.1 million were recorded in the first nine months of 2019.

Index

Noninterest expenses amounted to $40.4 million in the third quarter of 2020 compared to $38.4 million recorded in the third quarter of 2019, an increase of 5.2%. For the nine months ended September 30, 2020 and 2019, noninterest expenses amounted to $119.4 million and $117.3 million, respectively, an increase of 1.8%.

Personnel expense increased 8.6% to $26.0 million in the third quarter of 2020 from $24.0 million in the third quarter of 2019. The increase was primarily due to increased incentive compensation expense related to improvement in financial performance and higher commission expense resulting from increases in mortgage loan volume in 2020.
For the nine months ended September 30, 2020 and 2019, personnel expense amounted to $75.2 million and $71.7 million, an increase of 4.9%. The increase was primarily due to higher mortgage loan commissions.
The combined amount of occupancy and equipment expense did not vary significantly among the periods presented, amounting to $3.9 million and $4.0 million for three month periods ending September 30, 2020 and 2019, respectively, and $11.8 million and $12.1 million for the nine month periods ending September 30, 2020 and 2019, respectively.

Intangibles amortization expense decreased from $1.2 million in the third quarter of 2019 to $0.9 million in the third quarter of 2020, and decreased from $3.7 million in the first nine months of 2019 to $3.0 million in the first nine months of 2020. The declines were primarily a result of the amortization of intangible assets associated with acquisitions that typically have amortization schedules that decline over time.

Foreclosed property losses decreased among the 2020 periods presented due primarily to lower levels of foreclosed properties that the Bank holds.
Other operating expenses amounted to $9.5 million for the third quarter of 2020 compared to $9.0 million in the third quarter of 2019, an increase of 5.1%. For the nine months ended September 30, 2020 and 2019, other operating expenses amounted to $29.3 million and $28.7 million, respectively. The increases were primarily a result of higher FDIC insurance expense in 2020 due to the 2019 usage of FDIC credits that were allocated to the Company and substantially offset FDIC insurance costs in 2019 before being depleted in the first quarter of 2020. We recorded $0.5 million in FDIC insurance expense for the three months ended September 30, 2020, compared to the reversal of accrued expense of $0.4 million (which resulted in income) for the thee months ended September 30, 2019. We recorded $1.2 million in FDIC insurance expense for the nine months ended September 30, 2020, compared to $0.3 million for the nine months ended September 30, 2019.
For the three months ended September 30, 2020 and 2019, the provision for income taxes was $6.3 million, an effective tax rate of 21.4%, and $6.6 million, an effective tax rate of 20.8%, respectively. For the nine months ended September 30, 2020 and 2019, the provision for income taxes was $15.2 million, an effective tax rate of 20.8%, and $18.9 million, an effective tax rate of 21.0%, respectively.
The consolidated statements of comprehensive income reflect other comprehensive income of $0.1 million during the third quarter of 2020 compared to other comprehensive income of $1.7 million during the third quarter of 2019. For the first nine months of 2020 and 2019, the consolidated statements of comprehensive income reflect other comprehensive income of $12.4 million and $15.6 million, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains of our available for sale securities resulting from declines in interest rates. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.
FINANCIAL CONDITION
Total assets at September 30, 2020 amounted to $7.1 billion, a 15.0% increase from December 31, 2019. Total loans at September 30, 2020 amounted to $4.8 billion, an 8.1% increase from December 31, 2019, and total deposits amounted to $6.1 billion, a 22.9% increase from December 31, 2019.
The following table presents information regarding the nature of changes in our levels of loans and deposits for the first nine months of 2020.

Index

$ in thousands
January 1, 2020 to September 30, 2020	Balance at beginning of period	Internal Growth, net	Growth from Acquisitions	Balance at end of period	Total percentage growth
Total loans	$4,453,466	345,637	14,633	4,813,736	8.1%

Deposits – Noninterest bearing checking	1,515,977	605,377	—	2,121,354	39.9%
Deposits – Interest bearing checking	912,784	189,559	—	1,102,343	20.8%
Deposits – Money market	1,173,107	351,603	—	1,524,710	30.0%
Deposits – Savings	424,415	68,531	—	492,946	16.1%
Deposits – Brokered	86,141	(49,405)	—	36,736	(57.4)%
Deposits – Internet time	698	(449)	—	249	(64.3)%
Deposits – Time>$100,000	563,108	(13,685)	—	549,423	(2.4)%
Deposits – Time<$100,000	255,125	(22,660)	—	232,465	(8.9)%
Total deposits	$4,931,355	1,128,871	—	6,060,226	22.9%
As derived from the table above, for the first nine months of 2020, total loan growth was $360.3 million, or 8.1%. Loan growth for the period was primarily driven by the origination of $244.9 million in PPP loans. Loan growth for the nine month period, excluding PPP loans, was $100.7 million, or 3.5% annualized, which includes the $14.6 million assumed in the acquisition of Magnolia. Our organic loan growth was driven by our continued expansion into high-growth markets, our hiring of experienced bankers and our emphasis on SBA lending. Exclusive of PPP balances, we expect growth in our loan portfolio in the near term, however likely at lower levels than we would normally expect as a result of the impact of the pandemic.
The mix of our loan portfolio remains substantially the same at September 30, 2020 compared to December 31, 2019, with PPP loans increasing the percentage of commercial and industrial loans at September 30, 2020. Also, the majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan. Note 7 to the consolidated financial statements presents additional detailed information regarding our mix of loans.
For the nine month period ended September 30, 2020, we experienced strong growth in our deposit base, with total deposits increasing by $1.1 billion, or 22.9% from December 31, 2019. Deposit growth in our transaction accounts (checking, money market and savings), was especially strong, ranging from 16%-40% growth for the nine month period. In addition to deposits arising from PPP loans, this high deposit growth is believed to be due to a combination of stimulus funds and changes in customer behaviors during the pandemic, as well as our ongoing deposit growth initiatives. We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.
Our liquidity levels have increased over the past year. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 21.4% at December 31, 2019 to 27.4% at September 30, 2020.
Nonperforming Assets
Nonperforming assets include nonaccrual loans, TDR's, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

Index

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended September 30, 2020	As of/for the quarter ended December 31, 2019
Nonperforming assets
Nonaccrual loans	$31,656	24,866
TDR's – accruing	9,896	9,053
Accruing loans >90 days past due	—	—
Total nonperforming loans	41,552	33,919
Foreclosed real estate	2,741	3,873
Total nonperforming assets	$44,293	37,792

Purchased credit impaired loans not included above (1)	$9,616	12,664

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	(0.06)%	0.09%
Nonperforming loans to total loans	0.86%	0.76%
Nonperforming assets to total assets	0.63%	0.62%
Allowance for loan losses to total loans	1.02%	0.48%
Allowance for loan losses to nonperforming loans	118.47%	63.09%

(1) In the March 3, 2017 acquisition of Carolina Bank and the October 1, 2017 acquisition of Asheville Savings Bank, we acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts, including $0.8 million and $0.8 million in PCI loans at September 30, 2020 and December 31, 2019, respectively, that were contractually past due 90 days or more.
As shown in the table above, nonperforming assets increased from December 31, 2019 to September 30, 2020, which was primarily driven by three loans in the $2-$4 million range being placed on nonaccrual status in the second quarter of 2020 that were not directly related to the impact of the pandemic. Due to the SBA's and the Company's COVID-19 deferral relief programs, the nonperforming asset level at September 30, 2020 does not likely reflect the full impact of COVID-19. While there are still many uncertainties associated with the pandemic and the stimulus measures taken by the United States government to address it, higher unemployment levels and business closures would generally be expected to result in higher levels of nonperforming assets in the future.
We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.
At September 30, 2020, total nonaccrual loans amounted to $31.7 million, compared to $24.9 million at December 31, 2019. As noted above, the increase was primarily driven by three loans. One of those three loans, with a balance of approximately $4 million, has a 75% SBA guarantee.
Restructured loans (TDRs) are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At September 30, 2020, total accruing TDRs amounted to $9.9 million, compared to $9.1 million at December 31, 2019. As previously discussed, COVID-19 related deferrals, which amounted to $186 million at September 30, 2020 are excluded from TDR consideration at September 30, 2020.
As reflected in Note 7 to the financial statements, total classified loans were $58.6 million at September 30, 2020 compared to $62.8 million at December 31, 2019. Special mention loans increased from $50.3 million at December 31, 2019 to $65.3 million at September 30, 2020, with the increase being primarily due to loans that management believed are at a higher risk of financial difficulty due to the impact of COVID-19.
Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $2.7 million at September 30, 2020 and $3.9 million at December 31, 2019. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and favorable overall asset quality.

Index
The following is the composition, by loan type, of all of our nonaccrual loans at each period end.

($ in thousands)	At September 30, 2020	At December 31, 2019
Commercial, financial, and agricultural	$8,473	5,518
Real estate – construction, land development, and other land loans	872	1,067
Real estate – mortgage – residential (1-4 family) first mortgages	5,742	7,552
Real estate – mortgage – home equity loans/lines of credit	1,594	1,797
Real estate – mortgage – commercial and other	14,795	8,820
Consumer loans	180	112
Total nonaccrual loans	$31,656	24,866

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At September 30, 2020	At December 31, 2019
Vacant land and farmland	$1,128	1,752
1-4 family residential properties	648	974
Commercial real estate	965	1,147
Total foreclosed real estate	$2,741	3,873

The following table presents geographic information regarding our nonperforming assets at September 30, 2020.

	As of September 30, 2020
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate
Region (1)
Eastern Region (NC)	$5,379	1,054,310	0.51%	$653
Triangle Region (NC)	5,885	974,628	0.60%	848
Triad Region (NC)	6,855	856,837	0.80%	165
Charlotte Region (NC)	1,406	374,189	0.38%	—
Southern Piedmont Region (NC)	3,005	265,982	1.13%	106
Western Region (NC)	3,385	633,268	0.53%	23
South Carolina Region	1,247	219,512	0.57%	423
Former Virginia Region	82	—	—%	264
Other	14,308	435,010	3.29%	259
Total	$41,552	4,813,736	0.86%	$2,741
(1)The counties comprising each region are as follows:
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
Western North Carolina Region – Buncombe, Henderson, McDowell, Madison, Transylvania
South Carolina Region - Chesterfield, Dillon, Florence
Former Virginia Region - Wythe, Washington, Montgomery, Roanoke
Other includes loans originated on a national basis through the Company’s SBA Lending Division and through the Company's Credit Card Division

Index
Allowance for Loan Losses and Provision for Loan Losses
As previously noted, and as permitted by the CARES Act, we elected to defer the implementation of CECL until the earlier of the cessation of the national emergency or December 31, 2020 because of the challenges associated with developing a reliable forecast of losses that may result from the unprecedented COVID-19 pandemic. Accordingly, the Company's provision for loan losses for the first nine months of 2020 is based on the information available and the conditions that existed at September 30, 2020 related to COVID-19, according to the pre-CECL incurred loss methodology for determining loan losses. See further discussion below.
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

($ in thousands)	Nine Months Ended September 30, 2020	Twelve Months Ended December 31, 2019	Nine Months Ended September 30, 2019
Loans outstanding at end of period	$4,813,736	4,453,466	4,396,544
Average amount of loans outstanding	$4,679,479	4,346,331	4,322,078

Allowance for loan losses, at beginning of year	$21,398	21,039	21,039
Provision (reversal) for loan losses	31,008	2,263	(913)
	52,406	23,302	20,126

Loans charged off:
Commercial, financial, and agricultural	(4,256)	(2,473)	(1,224)
Real estate – construction, land development & other land loans	(51)	(553)	(340)
Real estate – mortgage – residential (1-4 family) first mortgages	(478)	(657)	(379)
Real estate – mortgage – home equity loans / lines of credit	(404)	(307)	(216)
Real estate – mortgage – commercial and other	(545)	(1,556)	(1,455)
Consumer loans	(707)	(757)	(555)
Total charge-offs	(6,441)	(6,303)	(4,169)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	603	980	768
Real estate – construction, land development & other land loans	856	1,275	797
Real estate – mortgage – residential (1-4 family) first mortgages	594	705	521
Real estate – mortgage – home equity loans / lines of credit	373	629	513
Real estate – mortgage – commercial and other	584	575	550
Consumer loans	251	235	154
Total recoveries	3,261	4,399	3,303
Net (charge-offs) recoveries	(3,180)	(1,904)	(866)
Allowance for loan losses, at end of period	$49,226	21,398	19,260

Ratios:
Net charge-offs (recoveries) as a percent of average loans (annualized)	0.09%	0.09%	0.03%
Allowance for loan losses as a percent of loans at end of period	1.02%	0.48%	0.44%

We recorded a provision for loan losses of $6.1 million in the third quarter of 2020 compared to a negative provision for loan losses (reduction of the allowance for loan losses) of $1.1 million in the third quarter of 2019. For the nine months ended September 30, 2020 and 2019, we recorded a provision for loan losses of $31.0 million and a negative provision for loan losses of $0.9 million, respectively. The increases in 2020 are primarily related to estimated probable losses arising from the economic impact of COVID-19, as discussed below.

In March 2020, the COVID-19 pandemic began to impact our nation. The subsequent closures of, or restrictions on, many businesses and job losses continue to result in widespread negative economic impacts. The U.S. Government has taken steps to lessen the negative impacts, including stimulus payments and the SBA's relief program. Under the SBA program, the SBA is making six months of principal and interest payments on most of our SBA loans. Additionally, as previously discussed, we implemented a loan deferral program. We are uncertain as to the extent that these programs have reduced probable loan losses, and due to that uncertainty and the temporary nature of the programs, we have not relied on these programs as significant positive factors in the risk grading of loans in our portfolio.

Index
In determining the appropriate level of allowance for loan losses at September 30, 2020, we reviewed industry types and deferral percentages within our loan portfolio, as reflected in the table below, in light of the impact of the pandemic. Based on that analysis, we assigned elevated loan loss reserve percentages for certain of those loan types that brought the total reserve percentages to a level consistent with what we believe are the probable loss rates incurred in a stressed economic scenario. The Company also recorded supplemental qualitative reserves for all other loans in deferral status. As a result of the analysis, approximately $22.1 million of COVID-19 related qualitative reserves are included in the Company's September 30, 2020 allowance for loan loss amount of $49.2 million at September 30, 2020.

As previously discussed, as of September 30, 2020, we have granted approximately $186 million in loan deferrals under the CARES act provisions, as detailed below, which is reduction from the $774 million in loan deferrals at June 30, 2020.

COVID-19 Loan Deferral Information at September 30, 2020
	Deferrals	Total Loans	Percentage Deferred
Construction Loans	$1,764	653,120	0.3%
Farmland and Agriculture	881	32,966	2.7%
Home equity loans	206	310,326	0.1%
Residential first lien loans	8,027	1,011,829	0.8%
Multifamily loans	23,441	197,424	11.9%
Owner-Occupied Commercial Real Estate	21,094	745,770	2.8%
Non-Owner-Occupied Commercial Real Estate	120,811	1,007,643	12.0%
Commercial & Industrial Loans	9,208	648,792	1.4%
Loans to Municipalities	—	138,353	—%
Consumer Loans	190	50,189	0.4%
Other Loans	—	17,324	—%
	$185,622	4,813,736	3.9%
The ratio of our allowance to total loans was 1.02% and 0.48% at September 30, 2020 and December 31, 2019, respectively. The increase in this ratio was a result of the factors discussed above that impacted our increased level of provision for loan losses in 2020.
Our ratio of allowance to total loans is significantly impacted by the acquisitions of Carolina Bank and Asheville Savings Bank in 2017, which had over $1 billion in total loans. Applicable accounting guidance did not allow us to record an allowance for loan losses upon the acquisition of loans – instead the acquired loans were recorded at their discounted fair value, which included the consideration of any expected losses. No allowance for loan losses is recorded for the acquired loans unless the expected credit losses exceed the remaining unamortized discounts – based on an individual basis for purchased credit impaired loans and on a pooled basis for performing acquired loans. See Critical Accounting Policies above for further discussion. Unaccreted discount on acquired loans, which is available to absorb loan losses on those acquired loans, amounted to $9.7 million and $12.7 million at September 30, 2020 and December 31, 2019, respectively.
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

Index
Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at September 30, 2020, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2019.
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
In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $1.080 billion line of credit with the FHLB (of which $8 million and $247 million were outstanding at September 30, 2020 and December 31, 2019, respectively), 2) a $35 million federal funds line with a correspondent bank (of which none was outstanding at September 30, 2020 or December 31, 2019), and 3) an approximately $121 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at September 30, 2020 or December 31, 2019). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was reduced by $190 million at both September 30, 2020 and December 31, 2019, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $1.0 billion at September 30, 2020 compared to $775 million at December 31, 2019.
Our overall liquidity has increased since December 31, 2019 due primarily to the strong deposit growth which has exceeded loan growth. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 21.4% at December 31, 2019 to 27.4% at September 30, 2020.
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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2020, and have no current plans to do so.
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
At September 30, 2020, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	September 30, 2020	December 31, 2019
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	12.89%	13.28%
Minimum required Common Equity Tier 1 capital	7.00%	7.00%

Tier I capital to Tier 1 risk weighted assets	13.98%	14.41%
Minimum required Tier 1 capital	8.50%	8.50%

Total risk-based capital to Tier II risk weighted assets	15.01%	14.89%
Minimum required total risk-based capital	10.50%	10.50%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	10.13%	11.19%
Minimum required Tier 1 leverage capital	4.00%	4.00%

Index
First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At September 30, 2020, First Bank significantly exceeded the minimum ratios established by the regulatory authorities. The 106 basis point reduction in our leverage ratio reflected in the table above was due to the significant balance sheet growth experienced in 2020, resulting primarily from a strong increase in deposits.
BUSINESS DEVELOPMENT AND OTHER SHAREHOLDER MATTERS
The following is a list of business development and other miscellaneous matters affecting the Company and First Bank, our bank subsidiary.
•On September 1, 2020, the Company completed the acquisition of Magnolia Financial, Inc., a business financing company headquartered in Spartanburg, South Carolina, that makes loans throughout the southeastern United States. In the transaction, the Company acquired $14.6 million in loans and recorded intangible assets of $6.6 million.

•On September 15, 2020, the Company announced a quarterly cash dividend of $0.18 per share payable on October 23, 2020 to shareholders of record on September 30, 2020. This dividend rate represents a 50% increase over the dividend rate declared in the third quarter of 2019.

SHARE REPURCHASES
For the three months ended September 30, 2020, we repurchased 305,100 shares of our common stock at an average price of $20.55 per share, which totaled $6.3 million. For the nine months ended September 30, 2020, we repurchased 985,795 shares of our common stock at an average price of $29.11 per share, which totaled $28.7 million. At September 30, 2020, we had authority from our Board of Directors to repurchase up to an additional $11.3 million in shares of the Company’s common stock. We may repurchase shares of our stock in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)
Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (and net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 4.00% (realized in 2019) to a high of 4.13% (realized in 2015). As discussed below, we experienced a significant decline in our net interest margin in the second quarter of 2020, but which stabilized in the third quarter of 2020. The historical consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At September 30, 2020, approximately 70% of our interest-earning assets were subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.
Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at September 30, 2020, we had $1.9 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market

Index
interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2020 are deposits totaling $3.1 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.
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

In an effort to address concerns about the national and global economy the Federal Reserve cut interest rates by 75 basis points in the second half of 2019. And in March 2020, the Federal Reserve cut interest rates by an additional 150 basis points in response to the COVID-19 pandemic. Our interest-bearing cash balances and most of our variable rate loans, which comprise approximately one-third of our loan portfolio, generally reset to lower rates soon after these interest rate cuts. We reduced our offering rates on most deposit products in March 2020 and our borrowing costs were also reduced by lower rates and repaying a significant portion of our outstanding borrowings. Overall however, the impact of the interest rate cuts negatively impacted our net interest margin and our earnings in the second quarter of 2020, with interest-earning asset yields declining from 4.46% in the first quarter of 2020 to 3.80% in the second quarter of 2020 a decline of 66 basis points, while our average cost of interest-bearing liabilities only declined by 26 basis points, from 0.78% in the first quarter of 2020 to 0.52% in the second quarter of 2020.

In the third quarter of 2020, the interest rate environment was fairly stable. While yields on new and maturing assets generally trended lower as a result of lower interest rates, we invested more of our cash in into higher yielding investments, and we were also able to reprice maturing liabilities at lower rates. As a result, our yield on interest-earning assets for the third quarter of 2020 declined only nine basis points from the second quarter of 2020 (from 3.80% to 3.71%), while our average cost of interest-bearing liabilities declined 11 basis points (from 0.52% to 0.41%), which resulted in a stable net interest margin. Our net interest margin for the third quarter of 2020 was 3.48%, a one basis point decline from the 3.49% margin realized in the second quarter of 2020.

Assuming no significant changes in interest rates, we expect continued pressure on our net interest margin (excluding the impact of PPP - see below) as a result of the flat yield curve and the expectation of lower interest rates on maturing loans and investments that may not be fully offset by lower funding costs.

In April and early May 2020, we approved approximately $245 million in PPP loans. These loans all have an interest rate of 1.00%. In addition to the interest rate, the SBA compensated us with an origination fee for each loan of between 1% to 5% of the loan amount, depending on the size of each loan. We received approximately $10.6 million in these fees related to these loans, which were netted against the cost to originate each loan of

Index
approximately $0.6 million and are initially being amortized over the two year maturities of the loans using the effective interest method of recognition. Early repayments, including the loan forgiveness provisions contained in the PPP, will result in accelerated amortization. In the second and third quarters of 2020, we amortized $2.4 million of the PPP loan fees. Remaining deferred fees at September 30, 2020 amounted to $7.6 million. Because of the uncertainties associated with the timing of PPP repayments, the anticipated impact of these loans has not been incorporated into the discussion above.
As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to the acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans amounted to $1.0 million for each of the three months ended September 30, 2020 and 2019, respectively, and $3.0 million and $3.4 million for the nine months ended September 30, 2020 and 2019, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that are initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $9.7 million at September 30, 2020 compared to $12.7 million at December 31, 2019.
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

Index
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

Since the onset of the pandemic, the majority of state and local jurisdictions have imposed, and others in the future may impose, varying levels of restrictions, including “shelter-in-place” orders, quarantines, executive orders and similar government orders to control the spread of COVID-19.

The COVID-19 pandemic and the institution of social distancing and sheltering-in-place requirements resulted in temporary closures of, or operating restrictions, on many businesses. While many of the closed businesses reopened at varying levels of capacity, a resurgence of the pandemic may result in future restrictions or closures. As a result, the demand for our products and services may be significantly impacted. Furthermore, the COVID-19 pandemic has influenced and may continue to influence the recognition of credit losses in our loan portfolios and our allowance for credit losses, particularly as some businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Our operations may also be disrupted if significant portions of our workforce are unable to work effectively, including due to illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Index

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 to July 31, 2020	—	$—	—	$17,567,520
August 1, 2020 to August 31, 2020	—	—	—	$17,567,520
September 1, 2020 to September 30, 2020	305,100	20.55	305,100	$11,298,850
Total	305,100	23.32	305,100	$11,298,850
Footnotes to the Above Table
(1)All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. As of September 30, 2020, the Company had the remaining authorization to repurchase up to $11.3 million of the Company's stock, which was authorized and announced on November 19, 2019. The repurchase authorization has an expiration date of December 31, 2020.
(2)The table above does not include shares that were used by option holders to satisfy the exercise price of the options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such transactions during the three months ended September 30, 2020.

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

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 9, 2018, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 9, 2020	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

November 9, 2020	BY:/s/ Eric P. Credle
Eric P. Credle Executive Vice President and Chief Financial Officer