Form 10-K
period 2020-12-31
FIRST BANCORP /NC/
filed 2021-02-26
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes       ☒ No
The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2020 as reported by The NASDAQ Global Select Market, was approximately $711,100,000.
The number of shares of the registrant’s Common Stock outstanding on February 26, 2021 was 28,492,779.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

*    Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2021.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgments about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section in Item 1A of this report.
PART I
Item 1. Business
General Description
First Bancorp (the “Company”) is the fifth largest bank holding company headquartered in North Carolina.  At December 31, 2020, the Company had total consolidated assets of $7.3 billion, total loans of $4.7 billion, total deposits of $6.3 billion, and shareholders’ equity of $0.9 billion.  Our principal activity is the ownership and operation of First Bank (the “Bank”), a state-chartered bank with its main office in Southern Pines, North Carolina.
The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.
The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. Until September 2013, the Bank’s main office was in Troy, North Carolina, located in the center of Montgomery County. In September 2013, the Company and the Bank moved their main offices approximately 45 miles to Southern Pines, North Carolina, in Moore County. As of December 31, 2020, we conducted business from 101 branches covering a geographical area from Florence, South Carolina to the south, to Wilmington, North Carolina to the east, to Kill Devil Hills, North Carolina to the northeast, to Mayodan, North Carolina to the north, and to Asheville, North Carolina to the west. Of the Bank’s 101 branches, 95 branches are in North Carolina and six branches are in South Carolina. Ranked by assets, the Bank was the fifth largest bank headquartered in North Carolina as of December 31, 2020 and one of two banks with total assets between $4 billion and $45 billion.
As of December 31, 2020, the Bank had four wholly owned subsidiaries, First Bank Insurance Services, Inc. (“First Bank Insurance”), SBA Complete, Inc. (“SBA Complete”), Magnolia Financial, Inc. ("Magnolia Financial"), and First Troy SPE, LLC. First Bank Insurance’s primary business activity is the placement of property and casualty insurance coverage. SBA Complete specializes in providing consulting services for financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. Magnolia Financial is a business financing company that offers accounts receivable financing and factoring, inventory financing, and purchase order financing throughout the southeastern United States. First Troy SPE, LLC, which was organized in December 2009, is a holding entity for certain foreclosed properties.
Our principal executive offices are located at 300 SW Broad Street, Southern Pines, North Carolina, 28387, and our telephone number is (910) 246-2500. Unless the context requires otherwise, references to the “Company,” “we,” “our,” or “us” in this Annual Report on Form 10-K shall mean collectively First Bancorp and its consolidated subsidiaries.

General Business
We engage in a full range of banking activities, with the acceptance of deposits and the making of loans being our most basic activities. We offer deposit products such as checking, savings, and money market accounts, as well as time deposits, including various types of certificates of deposits (“CDs”) and individual retirement accounts (“IRAs”). We provide loans for a wide range of consumer and commercial purposes, including loans for business, real estate, personal uses, home improvement and automobiles. We offer residential mortgages through our Mortgage Banking Division, and we offer SBA loans to small business owners across the nation through our SBA Lending Division. We offer accounts receivable financing and factoring, inventory financing, and purchase order financing through Magnolia Financial. We also offer credit cards, debit cards, letters of credit, safe deposit box rentals and electronic funds transfer services, including wire transfers. In addition, we offer internet banking, mobile banking, cash management and bank-by-phone capabilities to our customers, and have a fleet of ATMs across our branch network for the convenience of our customers. We also offer a mobile check deposit feature for our mobile banking customers that allows them to securely deposit checks via their smartphone. For our business customers, we offer remote deposit capture, which provides them with a method to electronically transmit checks received from customers into their bank account without having to visit a branch. We are a member of the Certificate of Deposit Account Registry Service (“CDARS”), which gives our customers the ability to obtain Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank branch.
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

Territory Served and Competition
Our headquarters are located in Southern Pines, Moore County, North Carolina, where we have a significant concentration of deposits. At the end of 2020, we served regions spread across North Carolina, with additional operations in northeastern South Carolina. The following table presents, for each county where we operated as of December 31, 2020, the number of bank branches operated by the Bank within the county, the approximate amount of deposits with the Bank in the county as of December 31, 2020, our approximate deposit market share at June 30, 2020, and the number of bank competitors located in the county at June 30, 2020.

County	Number of Branches	Deposits (in millions)	Market Share	Number of Competitors
Alamance, NC	1	$74	2.5%	15
Beaufort, NC	2	114	15.7%	5
Bladen, NC	1	72	13.5%	4
Brunswick, NC	4	306	9.8%	10
Buncombe, NC	8	702	10.2%	16
Cabarrus, NC	2	67	2.1%	10
Carteret, NC	2	91	5.6%	9
Chatham, NC	2	71	8.3%	8
Chesterfield, SC	1	54	11.7%	6
Columbus, NC	2	88	10.4%	5
Cumberland, NC	1	44	0.9%	14
Dare, NC	1	37	2.7%	8
Davidson, NC	2	184	6.3%	9
Dillon, SC	3	77	21.6%	4
Duplin, NC	3	214	20.0%	6
Florence, SC	2	80	2.9%	13
Forsyth, NC	4	81	0.8%	16
Guilford, NC	6	589	4.2%	21
Harnett, NC	3	159	13.0%	8
Henderson, NC	2	105	4.3%	10
Iredell, NC	2	86	2.2%	19
Lee, NC	3	252	24.3%	9
Madison, NC	1	48	44.2%	1
McDowell, NC	1	84	21.8%	4
Mecklenburg, NC	2	84	0.0%	30
Montgomery, NC	2	148	40.8%	2
Moore, NC	10	674	32.0%	9
New Hanover, NC	5	340	2.6%	19
Onslow, NC	2	133	8.7%	10
Pitt, NC	1	52	1.6%	14
Randolph, NC	3	221	10.4%	10
Richmond, NC	1	70	13.9%	5
Robeson, NC	4	253	19.7%	8
Rockingham, NC	1	32	2.5%	9
Rowan, NC	1	86	4.0%	12
Scotland, NC	1	125	28.6%	5
Stanly, NC	4	166	13.6%	6
Transylvania, NC	1	32	4.5%	5
Wake, NC	4	159	0.5%	32
Brokered Deposits	—	20
Total	101	$6,274
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
In recent years, we have implemented a branch strategy of expansion into larger, higher growth markets. In 2016, this expansion continued with additional investments in Charlotte, Raleigh and the Triad region of North Carolina. Several seasoned bankers joined the Bank and have led our expansion efforts in these markets. We opened our first full service branch in Charlotte in August 2016, after opening a loan production office there in 2015. In Raleigh, we opened a loan production office early in 2016 and upgraded that location to a full service branch in April 2017. Additionally, in recent years, we opened two new branches in cities just outside of Raleigh and now have four branches in Wake County. In the Triad region, experienced bankers joined us in early 2016 as we opened our first loan production office in Greensboro. Our expansion into higher growth markets was significantly enhanced by three strategic transactions that occurred in 2016 and 2017. See discussion below in the section entitled “Mergers and Acquisitions.”
We have three counties that hold significant shares of our deposit base. Buncombe County, the former headquarters of one of our 2017 acquisitions (Asheville Savings Bank), holds 11% of our total deposit base. Moore County, the headquarters of the Company, also has total deposits comprising approximately 11% of our deposit base, while Guilford County, the former headquarters of another 2017 acquisition (Carolina Bank), holds 9% of our deposit base. Accordingly, material changes in competition, the economy or the population of these counties could materially impact the Company. No other county comprises more than 10% of our deposit base.
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
Despite the competitive market, we believe we have certain advantages over our competition in the areas we serve. Compared to the smaller banks we compete against, we are large enough to be able to more easily absorb higher costs being experienced in the banking industry, particularly regulatory costs and technology costs. We are also able to originate significantly larger loans than many of our smaller bank competitors. In our competition with larger banks, we attempt to maintain a banking culture commonly associated with smaller banks – a culture that has a personal and local flavor that appeals to many retail and small business customers. Specifically, we seek to maintain a distinct local identity in each of the communities we serve, and we actively sponsor and participate in local civic affairs. Most lending and other customer-related business decisions can be made without the delays often associated with larger institutions. Additionally, employment of local managers and personnel in various offices and low turnover of personnel enable us to establish and maintain long-term relationships with individual and corporate customers. Also, due to acquisitions of other banks headquartered in North Carolina and South Carolina, we are one of two banks headquartered in North Carolina with total assets between $4 billion and $45 billion. We believe that enhances several of our competitive advantages discussed above, as well as provides scarcity value from an investor viewpoint.

Lending Policy and Procedures
Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under our written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $350,000 with lending limits varying depending upon the experience of the lending officer and whether the loan is secured or unsecured. We have seven senior lending officers who have authority to approve secured loans up to $500,000 and each of our three Regional Presidents has authority to approve secured loans up to $1,000,000. Loans up to $8,000,000 are approved by the Bank’s Regional Credit Officers through our Credit Administration Department. The Bank’s President and Chief Credit Officer have authority to approve loans up to $15,000,000, while the President and the Chief Credit Officer have joint authority to approve loans up to $50,000,000. The Bank’s Board of Directors maintains loan authority in excess of the Bank’s in-house limit, currently $50,000,000, and generally approves loans through its Executive Loan Committee. Our legal lending limit to any one borrower is approximately $110 million. All lending authorities are based on the borrower’s Total Credit Exposure (“TCE”), which is an aggregate of the Bank’s lending relationship to the borrower. TCE is based on the borrower’s total credit exposure with the Bank either directly or indirectly through loan guarantees or other borrowing entities related to the borrower through control or ownership.
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
Since becoming a public company in 1987, we have completed numerous acquisitions in each of the three categories described above. We have completed several whole-bank traditional acquisitions in our existing and contiguous markets; we have purchased a number of bank branches from other banks (both in existing market areas and in contiguous/nearly contiguous markets); and we have acquired several insurance agencies, which has provided us with the ability to offer property and casualty insurance coverage. Also, as discussed below, we acquired companies that specialize in SBA loans and business financing, which brought new products and services to the Company.
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
The following paragraphs describe the other acquisitions that we have completed in recent years. See the respective Company’s Annual Reports on Form 10-K for more information on the acquisitions discussed below.
In January 2016, we acquired Bankingport, Inc., an insurance agency based in Sanford, North Carolina. Although not material to the Company’s consolidated operations, the acquisition provided us with the opportunity to enhance our product offerings, as well as expand our insurance agency operations into a significant banking market for our Company. Also, this acquisition provided us a larger platform for leveraging insurance services throughout our bank branch network.
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
On September 1, 2020, we completed the acquisition of Magnolia Financial, Inc., a business financing company headquartered in Spartanburg, South Carolina, that makes loans throughout the southeastern United States. Magnolia Financial held $14.6 million in loans at the date of acquisition. Although not material to our Company’s consolidated operations, the acquisition provides us with the opportunity to enhance our product offerings, such as accounts receivable financing and factoring, inventory financing, and purchase order financing.
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
Human Capital Resources
As of December 31, 2020, we had 1,071 full-time and 47 part-time employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.
Oversight of our corporate culture is an important element of our Board of Director’s oversight of risk because our people are critical to the success of our corporate strategy. Our board sets the “tone at the top,” and holds senior management accountable for embodying, maintaining, and communicating our culture to employees. Our culture is guided by a philosophy we call Our Promise to Service Excellence. The principles of Our Promise to Service Excellence are: Safety & Soundness, Knowledge and Accuracy, Courteous Service, and Convenience and Ease.

We have developed specialized training that all new associates receive, and we hold regular team meetings and training that promote our Service Excellence principals. By emphasizing a consistent set of principles that all employees follow, we believe that our employees work experience is more satisfying, and they are better able to serve their customers consistently and at a high level. We have a Service Excellence Committee that on an annual basis selects Service Excellence Champions, who have been nominated for the award throughout the year by fellow employees, based on their demonstrated commitment to Our Promise to Service Excellence.
Our employees are key to our success as an organization. We are committed to attracting, retaining and promoting top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion and physical ability. We strive to identify and select the best candidates for all open positions based on qualifying factors for each job. We are dedicated to providing a workplace for our employees that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of our employees unique. In 2020, we formed a Diversity Council, which is chaired by our Chief Executive Officer and meets regularly. The Diversity Council is focused on recommending actions for the improvement related to three key objectives, and for identifying barriers that impede progress in the following areas:

•Create a work environment that demonstrates all views are respected and provides equal access to opportunities for growth and advancement.
•Ensure all open positions have a diverse pool of candidates, and our job requirements align with the markets we serve.
•Create internal organizational learning opportunities in which associates may voluntarily participate to deepen and develop personal understanding of diversity, equity and inclusion.

In October 2020, we encouraged our employees to participate in "Global Diversity Awareness Month." Team activity guides promoting diversity and learning about other cultures were distributed to promote this initiative.
We also seek to design careers with our company that are fulfilling ones, with competitive compensation and benefits alongside a positive work-life balance. We dedicate resources to fostering professional and personal growth with continuing education, on-the-job training and development programs.
We have worked closely with our employees during the pandemic to ensure their safety and their ability to take care of their family. Health safety protocols were established, remote work arrangements were facilitated and considerations were provided for family needs, such as child care, all without any employee layoffs or furloughs.
Supervision and Regulation
As a bank holding company, we are subject to supervision, examination and regulation by the Federal Reserve and the North Carolina Office of the Commissioner of Banks (the “Commissioner”). The Bank is also subject to supervision and examination by the Federal Reserve and the Commissioner. For additional information, see Note 15 to the consolidated financial statements.
Supervision and Regulation of the Company
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended and is regulated by the Federal Reserve. The Company is also regulated by the Commissioner under the North Carolina banking laws.
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
Supervision and Regulation of the Bank
The Bank is a state-chartered bank and is a member of the Federal Reserve.
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
FDIC Insurance
As an FDIC insured depository institution, our deposits are insured up to applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is generally $250,000, as specified in FDIC regulations. For this protection, each insured bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.
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
We recognized approximately $1.7 million, $0.3 million, and $2.3 million in FDIC insurance expense in 2020, 2019, and 2018, respectively. In November 2018, the FDIC announced that the Deposit Insurance Fund (“DIF”) reserve ratio exceeded the statutory minimum of 1.35% as of September 30, 2018. Among other things, this resulted in the

FDIC awarding assessment credits for banks with less than $10 billion in total assets that had contributed to the DIF in prior years. We were notified in January 2019 that we had received $1.35 million in credits that would be available to offset deposit insurance assessments once the DIF reached 1.38%. The DIF reached 1.38% as of June 30, 2019 and therefore, the FDIC began to apply the Bank’s credits to our quarterly deposit insurance assessments beginning with the second quarter of 2019. Our credits became fully utilized during the first quarter of 2020, and thus our FDIC insurance expense increased in 2020 compared to 2019. We expect our FDIC insurance expense to increase in 2021 due to a full year of expense and increases in total assets during 2020.
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
Legislative and Regulatory Guidance and Developments
In addition to the regulations that are described above, new legislation is introduced from time to time in the U.S. Congress that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the Federal Reserve, the Commissioner, the FDIC, the Securities and Exchange Commission (the “SEC”), or other agencies, as appropriate. Any legislative or regulatory changes, or changes to accounting standards, in the future could adversely affect our operations and financial condition.

Regulatory Capital Requirement under Basel III
The Company and the Bank are subject to regulatory capital rules agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III.” Under the Basel III Capital Rules, the following were the initial minimum capital ratios applicable to the Company and the Bank as of January 1, 2015:
•4.5% CET1 to risk-weighted assets;
•6.0% Tier I capital (that is, CET1 plus Additional Tier I capital) to risk-weighted assets;
•8.0% total capital (that is, Tier I capital plus Tier II capital) to risk-weighted assets; and
•4.0% Tier I leverage ratio (that is Tier I capital) to quarterly average total assets.
Common Equity Tier I capital (“CET1”) is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier I capital is comprised of CET1 capital plus Additional Tier I capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in Federal Reserve regulations
The Basel III Capital Rules include a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). Thus, effective as of January 1, 2019, the Company and the Bank were required to maintain this additional capital conservation buffer of 2.5% of CET1, resulting in the following minimum capital ratios:
•4.5% CET1 to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%;
•6.0% Tier I capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum Tier I capital ratio of at least 8.5%;
•8.0% total capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of at least 10.5%; and
•4.0% Tier I leverage ratio

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank’s classification as “well capitalized.” The current specific guidelines are as follows:
•CET1 Capital Ratio of at least 6.50%;
•Tier I Capital Ratio of at least 8.00%;
•Total Capital Ratio of at least 10.00%; and a
•Leverage Ratio of at least 5.00%.
If a bank falls below “well capitalized” status in any of these four ratios, it must ask for FDIC permission to originate or renew brokered deposits. First Bank is well-capitalized under all capital guidelines.
Current Expected Credit Loss Accounting Standard

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard related to reserving for credit losses. This standard, referred to as Current Expected Credit Loss (or “CECL”), requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts. As originally contemplated by CECL, we would have adopted this new standard on January 1, 2020. However, the CARES Act and subsequent legislation provided companies with the option to delay the implementation of CECL until as late as January 1, 2022. We expect to adopt CECL as of January 1, 2021. The Company will initially apply the impact of the new guidance through a cumulative-effect adjustment to retained earnings. Future adjustments to credit loss expectations will be recorded through the income statement as charges or credits to earnings. At this time, the Company expects its allowance for credit losses will increase by approximately $12-14 million upon adoption and that its reserve for unfunded commitments will increase by $6-$7 million.

The Federal Reserve and the FDIC have adopted a rule that provides a banking organization the option to phase-in over a three-year period the effects of CECL on its regulatory capital upon the adoption of the standard. Due to the expected insignificant impact to the Company's overall capital levels at adoption, the Company does not expect to exercise the phase-in option.
Liquidity Requirements
Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. Liquidity risk management has become increasingly important since the financial crisis. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements incent banking entities to increase their holdings of Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.
In October 2018, the federal bank regulators proposed to revise their liquidity requirements so that banking organizations that are not global systematically important banks and have less than $250 billion in total consolidated assets and less than $75 billion in each of off-balance sheet exposure, nonbank assets, cross-jurisdictional activity and short-term wholesale funding would not be subject to any LCR or NSFR requirements. Accordingly, these regulations do not currently apply to the Company or the Bank.
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
In October 2016, the federal banking regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. If established, the enhanced cyber risk management standards would be designed to help reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards: (i) cyber risk governance; (ii) cyber risk management; (iii) internal dependency management; (iv) external dependency management; and (v) incident response, cyber resilience, and situational awareness. In May 2019, the Federal Reserve announced that it would revisit the Advance Notice of Proposed Rulemaking ("ANPR") in the future. In December 2020, the federal banking agencies issued a Notice of Proposed Rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The Notice of Proposed Rulemaking also would require specific and immediate notifications by bank service providers that become aware of similar incidents.
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.
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
Anti-Money Laundering and the USA Patriot Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the "USA Patriot Act""), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
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
In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board did not join in that proposed rulemaking. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020. The FDIC has not finalized the revisions to its CRA regulations. In September 2020, the Federal Reserve issued an ANPR that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.
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

The extent to which the COVID-19 pandemic has a further impact on our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.
Unfavorable economic conditions could adversely affect our business.
Our business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition. Our banking operations are primarily locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Our markets include most of North Carolina and northeastern South Carolina. Worsening economic conditions within our markets could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates and other factors could weaken the economies of the communities we serve. While economic growth and business activity has been generally favorable in our market area in recent years, there can be no assurance that economic conditions will persist, and these conditions could worsen. In addition, unfavorable global economic conditions, including the 2020 outbreak of COVID-19, have had a negative impact on financial markets and could adversely impact our customers, which in turn could lead to lower business activity and higher loan delinquencies. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently our financial condition and capital adequacy.
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
We establish the amount of the allowance for loan losses based on historical loss rates, as well as estimates and assumptions about the ultimate amount of incurred losses that will be realized. Because of the extensive use of estimates and assumptions, our actual loan losses could differ, possibly significantly, from our estimate. We believe that our allowance for loan losses at December 31, 2020 is adequate to provide for probable losses, but it is possible that the allowance for loan losses will need to be increased for credit reasons or that regulators will require us to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.
In addition, the measure of our allowance for loan losses is dependent on the adoption of new accounting standards. The FASB issued an Accounting Standards Update related to CECL, the new credit impairment model, which we expect to adopt as of January 1, 2021. This new model requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for probable incurred losses up to the balance sheet date. Under the CECL model, credit deterioration will be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes.
The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts. The Company will initially apply the impact of the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. At this time, as a result of the adoption, the Company expects its allowance for credit losses will increase by approximately $12-$14 million and that its reserve for unfunded commitments will increase by $6-$7 million.
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
We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations and related enforcement actions.
The federal BSA, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The FINCEN, established by the Treasury to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with BSA and AML regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
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
In accordance with our strategic plan, we evaluate opportunities to acquire other banks, branch locations and companies that provide products and services related to our banking activities to expand the Company. As a result, we may engage in acquisitions and other transactions that could have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could require us to issue a significant number of shares of common stock or other securities and/or to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.
Our acquisition activities could involve a number of additional risks, some of which are described in more detail elsewhere in this report and include:
•the possibility that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve;
•incurring the time and expense associated with identifying and evaluating potential acquisitions and merger partners and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;
•using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
•incurring the time and expense required to integrate the operations and personnel of the combined businesses;
•the possibility that we will be unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired bank in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies;
•the possibility of regulatory approval for the acquisition being delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues surrounding the Company, the target institution or the proposed combined entity as a result of, among other things, issues related to AML and BSA compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, or CRA requirements, and the possibility that any such issues associated with the target institution, which we may or may not be aware of at the time of the acquisition, could impact the combined entity after completion of the acquisition;
•the possibility that the acquisition may not be timely completed, if at all;
•creating an adverse short-term effect on our results of operations; and
•losing key employees and customers as a result of an acquisition that is poorly received.
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
We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2020 of $239.3 million. Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount - see Note 6 to the consolidated financial statements for discussion of interim testing during 2020 that we performed.  The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values.  We have three reporting units – 1) First Bank with $227.6 million in goodwill, 2) First Bank Insurance with $7.4 million in goodwill, and 3) SBA activities, including SBA Complete and our SBA Lending Division, with $4.3 million in goodwill. The price of our common stock is one of several factors available for estimating the fair value of our reporting units and is most closely associated with our First Bank reporting unit. Subject to the results of other valuation techniques, if the price of our common stock falls below book value, it could indicate that a portion of our goodwill is impaired.  Accordingly, for this reason or other reasons that indicate that the goodwill at any of our reporting units is impaired, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.
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
Our authorized capital includes 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2020, we had 28,579,335 shares of common stock outstanding. In addition, as of December 31, 2020, we had the ability to issue 549,876 shares of common stock pursuant to options and restricted stock under our existing equity compensation plan.
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

Future acquisitions by the Company, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to AML and BSA compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, CRA issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.
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
Our ability to compete successfully depends on a number of factors, including, among other things:

•the ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
•the ability to expand our market position;
•the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service; and
•industry and general economic trends.
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
In September 2020, we completed the acquisition of Magnolia Financial, which offers accounts receivable financing and factoring, inventory financing and purchase-order financing. This line of business is new for the Bank and has unique operational, control and accounting risks, which if not properly managed, could result in losses for our Company.
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
In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a client, we may assume that the client’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the client. Our financial condition and results of operations could be negatively affected to the extent we rely on financial statements that do not comply with GAAP or are materially misleading, any of which could be caused by errors, omissions, or fraudulent behavior by our employees, clients, counterparties, or other third parties.
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

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
The main offices of the Company and the Bank are located in a three-story building in the central business district of Southern Pines, North Carolina and is owned by the Bank. The building houses administrative facilities. The Bank’s Operations Division, including customer accounting functions, offices for information technology operations, and offices for loan operations, are primarily housed in buildings in Troy, North Carolina and Greensboro, North Carolina, which are owned by the Bank. At December 31, 2020, the Company operated 101 bank branches. The Company owned all of its bank branch premises except nine branch offices for which the land and buildings are leased and eight branch offices for which the land is leased but the building is owned. The Bank also leases several other office locations for administrative functions. We also lease several locations for our SBA related activities and for our insurance subsidiary. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.
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
Item 4. Mine Safety Disclosure
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Global Select Market under the trading symbol “FBNC”. Tables 1 and 21 included in “Management’s Discussion and Analysis” below provide historic information on the market price for the Company’s common stock. As of December 31, 2020, there were approximately 2,300 shareholders of record and another 8,350 shareholders whose stock is held in “street name.”
Tables 1 and 21 include information regarding cash dividends declared per share of common stock for the periods presented. For each quarter in 2020, we declared a cash dividend of $0.18 per common share. For the foreseeable future, it is our current intention to continue to pay regular cash dividends on a quarterly basis. However, our ability to pay future cash dividends can be restricted or eliminated by regulatory authorities. See Note 15 to the Consolidated Financial Statements and "Capital Resources and Shareholders' Equity" section in Item 7 for additional discussion.
Performance Graph
The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2015 and ending December 31, 2020, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies) and an index of banks with between $5 billion and $10 billion in assets, as constructed by SNL Securities, LP (reflecting changes in banking industry stocks). The graph and table assume that $100 was invested on December 31, 2015 in each of the Company’s common stock, the Russell 2000 Index, and the SNL Bank Index, and that all dividends were reinvested.

First Bancorp Comparison of Five-Year Total Return Performances (1)
Five Years Ending December 31, 2020

	Total Return Index Values (1) December 31,
	2015	2016	2017	2018	2019	2020
First Bancorp	$100.00	147.11	193.30	180.73	224.09	195.60
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
SNL Index-Banks between $5 billion and $10 billion	100.00	143.27	142.73	129.17	160.06	145.37
_____________
(1)Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2015, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.

Issuer Purchases of Equity Securities
Pursuant to authorizations by the Company’s Board of Directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2020 to October 31, 2020)	57,774	$23.69	57,774	$9,929,958
Month #2 (November 1, 2020 to November 30, 2020)	73,639	$24.42	73,639	$8,131,572
Month #3 (December 1, 2020 to December 31, 2020)	—	$—	—	$8,131,572
Total	131,413	$24.10	131,413	$8,131,572
___________________
(1)All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. The share repurchase authorization for the 2020 repurchases expired on December 31, 2020. On January 27, 2021, the Company reported the authorization of a new $20 million repurchase program with an expiration date of December 31, 2021.
Also see “Additional Information Regarding the Registrant’s Equity Compensation Plans” in Item 12.
Item 6. Selected Consolidated Financial Data
Table 1 on page 60 of this report sets forth the selected consolidated financial data for the Company.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis is intended to assist readers in understanding our results of operations and changes in financial position for the past three years. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 78 of this report and the supplemental financial data contained in Tables 1 through 21 beginning on page 60 of this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.

Overview - 2020 Compared to 2019
We reported net income per diluted common share of $2.81 in 2020, a 9.4% decrease compared to 2019. Our outstanding loan balances increased by 6.2% and our total deposits increased 27.2%.

Financial Highlights
($ in thousands except per share data)	2020	2019	Change
Earnings
Net interest income	$218,122	216,204	0.9%
Provision for loan losses	35,039	2,263	1,448.3%
Noninterest income	81,346	59,529	36.6%
Noninterest expenses	161,298	157,194	2.6%
Income before income taxes	103,131	116,276	(11.3)%
Income tax expense	21,654	24,230	(10.6)%
Net income	$81,477	92,046	(11.5)%

Net income per common share
Basic	$2.81	3.10	(9.4)%
Diluted	2.81	3.10	(9.4)%

Balances At Year End
Assets	$7,289,751	6,143,639	18.7%
Loans	4,731,315	4,453,466	6.2%
Deposits	6,273,596	4,931,355	27.2%

Ratios
Return on average assets	1.20%	1.53%
Return on average common equity	9.32%	11.32%
Net interest margin (taxable-equivalent)	3.56%	4.00%
For the year ended December 31, 2020, the Company recorded net income of $81.5 million, or $2.81 per diluted common share compared to $92.0 million, or $3.10 per diluted common share, for 2019. Earnings for 2020 were impacted by a higher provision for loan losses related to estimated losses arising from the economic impact of COVID-19. The impact of the higher provisions for loan losses were partially offset by higher noninterest income realized in 2020.

Net interest income for the year ended December 31, 2020 amounted to $218.1 million, a 0.9% increase from the $216.2 million recorded in 2019. The increase in net interest income in 2020 was primarily due to growth in average interest-earning assets, which increased by approximately 13.1% during the year as a result of funds received from our high deposit growth, and which offset a lower net interest margin. Also, see the section entitled "Net Interest Income" for additional information.

Our net interest margin (a non-GAAP measure calculated by dividing tax-equivalent net interest income by average earning assets) was 3.56% compared to 4.00% for 2019. The lower 2020 margin was primarily due to the impact of lower interest rates and the lower incremental reinvestment rates realized from the funds received from our high deposit growth.

We recorded a provision for loan losses of $35.0 million compared to $2.3 million for 2019. The increase in 2020 was primarily related to estimated probable losses arising from the economic impact of COVID-19.

For the years ended December 31, 2020 and 2019, total noninterest income was $81.3 million and $59.5 million, respectively. The increase primarily related to 1) increased fees from presold mortgages due to higher mortgage origination activity, 2) gains on sales of securities, and 3) higher SBA consulting fees associated with the Paycheck Protection Program ("PPP") loan program. See the section entitled "Noninterest Income" for additional information.

Noninterest expenses for the years ended December 31, 2020 and 2019, amounted to $161.3 million and $157.2 million, respectively, an increase of 2.6% in 2020. The increase was primarily due to higher mortgage commission expense resulting from increases in mortgage loan volume in 2020. See the section entitled "Noninterest Expense" for additional information.

Total assets at December 31, 2020 amounted to $7.3 billion, a 18.7% increase from a year earlier. The growth was driven by an increase in deposits of $1.3 billion, or 27.2% during 2020. In addition to deposits arising from PPP loans, we believe this high deposit growth was due to a combination of stimulus funds, changes in customer behaviors during the pandemic, and a flight to quality to FDIC-insured banks, as well as our ongoing deposit growth initiatives. Loan growth for 2020 was $278 million, or 6.2%, which included $241 million in PPP loans. Loan growth in 2020 was negatively impacted by a number of large commercial loan payoffs, as well as high levels of refinanced mortgage loans.

With the excess liquidity resulting from the high deposit growth, during 2020 we paid down our borrowings by $239 million, or 79.4%, and reduced our level of brokered deposits by $66 million, or 76.5%. We also purchased investment securities, with total investment securities amounting to $1.6 billion at December 31, 2020, an increase of $731 million, or 82.1%, compared to a year earlier.

During 2020, we repurchased 1,117,208 shares of the Company's common stock at an average stock price of $28.53, which totaled $31.9 million.
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
Our net interest margin (tax-equivalent net interest income divided by average earning assets) was 4.00% for 2019 compared to 4.09% for 2018. The decrease in the net interest margin realized in 2019 was primarily due to a combination of lower loan discount accretion and funding costs that rose by more than asset yields.
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

Recent Developments Related to COVID-19

Overview. Our business has been, and continues to be, impacted by COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 have included shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. As the current pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including, among other things, its severity; the duration of the outbreak; the impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). COVID-19 has negatively affected, and is expected to continue to negatively affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but could be increasingly material.

Impact on our Operations. In the State of North Carolina, many jurisdictions declared health emergencies. The resulting closures and/or limited operations of non-essential businesses and related economic disruption have impacted our operations as well as the operations of our customers. Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security. Accordingly, our business remains open. To address the issues arising as a result of COVID-19, and in order to facilitate the continued delivery of essential services while maintaining a high level of safety for our customers as well as our employees, we have implemented our Business Continuity Plans. Among other things, significant actions taken under these plans include:

•Implemented our communications plans to ensure our employees, customers and critical vendors are kept abreast of developments affecting our operations.
•After temporarily closing all of our financial center lobbies and other corporate facilities to non-employees, except for certain limited cases by appointment only, we reopened our financial center lobbies in late May 2020. Those facilities remain open, with limited exceptions.
•Expanded remote-access availability so that a significant portion of our workforce has the capability to work from home or other remote locations. All activities are performed in accordance with our compliance and information security policies designed to ensure customer data and other information is properly safeguarded.
•Instituted mandatory social distancing policies and mask protocols for those employees not working remotely. Members of certain operations teams have been split into two teams that rotate their work location between work and home.

Notwithstanding the foregoing actions, the COVID-19 outbreak could still, among other things, greatly affect our routine and essential operations due to staff absenteeism, particularly among key personnel; further limit access to or result in further closures of our branch facilities and other physical offices; exacerbate operational, technical or security-related risks arising from a remote workforce; and result in adverse government or regulatory agency orders. The business and operations of our third-party service providers, many of whom perform critical services for our business, could also be significantly impacted, which in turn could impact us. As a result, we are currently unable to fully assess or predict the extent of the effects of COVID-19 on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.

Impact on our Financial Position and Results of Operations. Our financial position and results of operations are particularly susceptible to the ability of our loan customers to meet loan obligations, the availability of our workforce, the availability of our vendors and the decline in the value of assets held by us. While its effects continue to materialize, the COVID-19 pandemic has resulted in a decrease in commercial activity throughout our market area, as well as nationally. This decrease in commercial activity has increased the risk that certain customers (including businesses and individuals), vendors and counterparties will be unable to meet existing payment or other obligations to us. The national public health crisis arising from the COVID-19 pandemic (and public expectations about it), could further destabilize the financial markets and geographies in which we operate. Due to the expectation of higher borrower defaults, we recorded an elevated provision for loan losses in 2020. See further information related to the risk exposure of our loan portfolio under the sections captioned "Provision for Loan Losses," “Loans,” and “Allowance for Loan Losses” elsewhere in this discussion.

In addition, the economic pressures and uncertainties arising from the COVID-19 pandemic have resulted in and may continue to result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer. Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis and certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction. We lend to customers operating in such industries including retail/strip centers, hotels/lodging, restaurants, entertainment and commercial real estate, among others, that have been significantly impacted by COVID-19 and we are continuing to monitor these customers closely. To help mitigate the adverse effects of COVID-19, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral. Additionally, the temporary closures of bank branches and the safety precautions implemented at re-opened branches could result in consumers becoming more comfortable with technology and devaluing face-to-face interaction. Our business is relationship driven and such changes could necessitate changes to our business practices to accommodate changing consumer behaviors. The potential changes in behaviors driven by COVID-19 also present heightened liquidity risks, for example, arising from increased demand for our products and services (such as unusually high draws on credit facilities) or decreased demand for our products and services.

Legislative and Regulatory Developments. Recent actions taken by the federal government and the Federal Reserve and other bank regulatory agencies to mitigate the economic effects of COVID-19 will also have an impact on our financial position and results of operations. These actions are further discussed below.

In an emergency measure aimed at blunting the economic impact of COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% effective in March 2020. Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Our earnings can be adversely affected by decreases in market interest rates if the interest rates received on loans and other investments fall more quickly and to a larger degree than the interest rates paid on deposits and other borrowings. The decline in interest rates has already led to new all-time low yields across the US Treasury maturity curve. In September 2020, the Federal Reserve indicated that it expects to maintain the targeted federal funds rate at current levels until such time that labor market conditions have reached levels consistent with the Federal Open Market Committee's assessments of maximum employment and inflation has risen to 2% and is on track to moderately exceed 2% for some time, with the majority of the members of the Federal Reserve Open Market Committee expecting short-term interest rates to be near zero through 2023.

Other actions taken by the Federal Reserve in an effort to provide monetary stimulus to counteract the economic disruption caused by COVID-19 include:

•Expanded reverse repo operations, adding liquidity to the banking system.
•Restarted quantitative easing.
•Lowered the interest rate on the discount window by 1.50% to 0.25%.
•Reduced reserve requirement ratios to zero percent.
•Encouraged banks to use their capital and liquidity buffers to lend.
•Introduced and expanded several new programs that will operate on a temporary basis to help preserve market liquidity.

The U.S. government has also enacted certain fiscal stimulus measures in several phases to counteract the economic disruption caused by the COVID-19. The Phase 1 legislation, the Coronavirus Preparedness and Response Supplemental Appropriations Act ("CARES Act"), was enacted on March 6, 2020 and, among other things, authorized funding for research and development of vaccines and allocated money to state and local governments to aid containment and response measures. The Phase 2 legislation, the Families First Coronavirus Response Act, was enacted on March 18, 2020 and provides for paid sick/medical leave, establishes no-cost coverage for coronavirus testing, expands unemployment benefits, expands food assistance, and provides additional funding to states for the ongoing economic consequences of the pandemic, among other provisions. Phase 3 legislation of the CARES Act was enacted on March 27, 2020. Among other provisions, the CARES Act (i) authorized the Secretary of the Treasury to make loans, loan guarantees and other investments, up to $500 billion, for assistance to eligible businesses, states and municipalities with limited, targeted relief for passenger air carriers, cargo air carriers, and businesses critical to maintaining national security, (ii) created a $349 billion loan program called the Paycheck Protection Program (“PPP”) for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments, (iii) provided certain credits against the 2020 personal income tax for eligible individuals and their dependents, (iv) expanded eligibility for unemployment insurance and provides eligible recipients with an additional $600 per week on top of the unemployment amount determined by each State and (v) expanded tele-health services in Medicare. The Phase 3.5 legislation, the Paycheck Protection Program and Healthcare Enhancement Act of 2020 (the “PPPHE Act”), was enacted on April 24, 2020. Among other things, the PPPHE Act provided an additional $310 billion of funding for the PPP of which, $30 billion is specifically allocated for use by banks and other insured depository institutions that have assets between $10 billion and $50 billion.

The Paycheck Protection Program Flexibility Act of 2020” (“PPPF Act”) was enacted in June 2020 and modified the PPP as follows: (i) established a minimum maturity of five years for all loans made after the enactment of the PPPF Act and permits an extension of the maturity of existing loans to five years if the borrower and lender agree; (ii) extended the “covered period” of the CARES Act from June 30, 2020, to December 31, 2020; (iii) extended the eight-week “covered period” for expenditures that qualify for forgiveness to the earlier of 24 weeks following loan origination or December 31, 2020; (iv) extended the deferral period for payment of principal, interest and fees to the date on which the forgiveness amount is remitted to the lender by the SBA; (v) changed requirements such that the borrower must use at least 60% (down from 75%) of the proceeds of the loan for payroll costs, and up to 40% (up from 25%), for other permitted purposes, as a condition to obtaining forgiveness of the loan; (vi) delayed from June 30, 2020 to December 31, 2020 the date by which employees must be rehired to avoid a reduction in the amount of forgiveness of a loan, and creates a “rehiring safe harbor” that allows businesses to remain eligible for loan forgiveness if they make a good faith attempt to rehire employees or hire similarly qualified employees, but are unable to do so, or are able to document an inability to return to pre-COVID-19 levels of business activity due to compliance with social distancing measures; and (vii) allows borrowers to receive both loan forgiveness under the PPP and the payroll tax deferral permitted under the CARES Act, rather than having to choose which of the two would be more advantageous.

In July 2020, the CARES Act was amended to extend, through August 8, 2020, the SBA’s authority to make commitments under the PPP. The SBA’s existing authority had previously expired on June 30, 2020. In August 2020, President Trump signed four executive actions to provide additional COVID-19 relief. The first action authorized the Lost Wages Assistance Program (“LWAP”), which provides for a $400-per-week payment to those currently receiving more than $100 a week in unemployment benefits due to disruptions caused by COVID-19. The LWAP per-week payment was retroactive to the week ending August 1, 2020. The second executive action extended the moratorium on payments and interest accrual on student loans held by the government until the end of 2020. The moratorium was previously set to expire September 30, 2020. The third action instructed the Department of the Treasury and the Department of Housing and Urban Development to help provide temporary assistance to renters and homeowners and promote their ability to avoid eviction or foreclosure, including forbearance of monthly mortgage payments for up to 180 days. The fourth executive action allows employers to defer, for the period from September 1, 2020 through December 31, 2020, the employee portion of Social Security payroll taxes for certain individuals earning less than approximately $104 thousand per year.

In December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal, included as a component of appropriations legislation, and the Economic Aid Act were enacted to provide economic stimulus to individuals and businesses in further response to the economic distress caused by the COVID-19 pandemic. Among other things, the legislation includes (i) payments of $600 for individuals making up to $75,000 per year, (ii) extension of the Federal Pandemic Unemployment Compensation program to include a $300 weekly enhancement in unemployment benefits beginning after December 26, 2020 up to March 14, 2021, (iii) a temporary and targeted rental assistance program, and extends the eviction moratorium through January 31, 2021, (iv) targeted funding related to transportation, education, agriculture, nutrition and other public health measures and (v) approximately $325 billion for small business relief, including approximately $284 billion for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

The Federal Reserve created various additional lending facilities and expanded existing facilities to help provide financing in response to the financial disruptions caused by COVID-19. The programs include, among others, the Paycheck Protection Program Liquidity Facility (“PPP Facility”), which is intended to extend loans to banks making PPP loans. The Federal Reserve announced extensions through March 31, 2021 for several of its lending facilities, including the PPP Facility, that were generally scheduled to expire on or around December 31, 2020. As more fully discussed in the section captioned “Loans” elsewhere in this document, we are currently participating in the PPP as a lender. We have not participated in the PPP Facility.

Banks and bank holding companies have been particularly impacted by the COVID-19 pandemic as a result of disruption and volatility in the global capital markets. This disruption has impacted our cost of capital and may adversely affect our ability to access the capital markets if we need or desire to do so and, although the ultimate impact cannot be reliably estimated at this time in light of the uncertainties and ongoing developments noted herein, such impacts could be material. Furthermore, bank regulatory agencies have been (and are expected to continue to be) proactive in responding to both market and supervisory concerns arising from the COVID-19 pandemic as well as the potential impact on customers, especially borrowers. As shown during and following the financial crisis of 2007-2008, periods of economic and financial disruption and stress have, in the past, resulted in increased scrutiny of banking organizations. We are closely monitoring the potential for new laws and regulations impacting lending and funding practices as well as capital and liquidity standards. Such changes could require us to maintain significantly more capital, with common equity as a more predominant component, or manage the composition of our assets and liabilities to comply with formulaic liquidity requirements.
Outlook for 2021
Due to the COVID-19 pandemic, our outlook for 2021 is uncertain. We believe our local economies and business conditions will continue to be negatively impacted by the pandemic. While the U.S. Government continues to implement measures to help offset the negative financial impact of the pandemic, we expect the negative impact to continue through at least the first half of 2021. If the COVID-19 vaccination is effective and becomes more widely available and pandemic conditions improve, we expect our customer behaviors will return to more normal conditions and commercial activity to improve. Under that scenario, we expect an increase in traditional loan demand (non-PPP) and that deposits will decline as customer cash balances return to more normal levels. We expect that the growth from traditional loan demand will be substantially offset in our aggregate loan portfolio by forgiveness of the $241 million in PPP loans that were outstanding at December 31, 2020. We expect that interest rates will remain very low and that our net interest margin will be pressured down as a result of the maturity of securities and loans that were originated in periods of higher interest rates. Our ability to further reduce funding costs is limited by their already low levels.
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
For further discussion, see “Nonperforming Assets” and “Allowance for Loan Losses and Provision for Loan Losses” below.
We had originally expected to adopt CECL on January 1, 2020. However, congressional legislation passed in March 2020 and December 2020 resulted in the option to delay CECL until as late as January 1, 2022. We expect to adopt CECL on January 1, 2021. See Note 1 to the Consolidated Financial Statements for additional discussion of this matter.
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
At December 31, 2020, we had three reporting units – 1) First Bank with $227.6 million in goodwill, 2) First Bank Insurance with $7.4 million in goodwill, and 3) SBA activities, including SBA Complete and our SBA Lending Division, with $4.3 million in goodwill. If the carrying value of a reporting unit were ever to exceed its fair value, we would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.
Subsequent to the initial recording of the identifiable intangible assets and goodwill, we amortize the identifiable intangible assets over their estimated average lives, as discussed above. In addition, we test goodwill for impairment annually on October 31 or on an interim basis if an event triggering impairment may have occurred, by comparing the fair value of our reporting units to their related carrying value, including goodwill. The economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. We believed such decreases were a triggering indicator requiring an interim goodwill impairment quantitative analysis. Accordingly, during each quarter of 2020, we reviewed our goodwill for impairment. For the first and third quarters of 2020, we performed an interim step-one goodwill impairment quantitative analysis. In performing the quantitative goodwill impairment analysis, we used a combination of market and income approaches for First Bank, the market approach for First Bank Insurance and the income approach for SBA activities. All inputs used in these approaches were evaluated by management at the evaluation date. For the second quarter of 2020 and the annual fourth quarter 2020 review, management reviewed its goodwill for impairment primarily qualitatively by reviewing the factors and assumptions used in the analysis for the preceding quarter. The conclusion of each review was that none of our goodwill was impaired.
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
Merger and Acquisition Activity
See Note 2 to the consolidated financial statements for additional information.

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
Net Interest Income
Net interest income on a reported basis amounted to $218.1 million in 2020, $216.2 million in 2019, and $207.4 million in 2018. For internal purposes and in the discussion that follows, we evaluate our net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income. Net interest income on a tax-equivalent basis amounted to $219.6 million in 2020, $217.8 million in 2019, and $209.0 million in 2018. Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income.

($ in thousands)	Year ended December 31,
	2020	2019	2018
Net interest income, as reported	$218,122	216,204	207,430
Tax-equivalent adjustment	1,468	1,641	1,594
Net interest income, tax-equivalent	$219,590	217,845	209,024
Table 2 analyzes our net interest income. Our net interest income on a tax-equivalent basis increased by 0.8% in 2020 and 4.2% in 2019. There are two primary factors that cause changes in the amount of net interest income we record – 1) changes in our loans and deposits balances and 2) our net interest margin. “Net interest margin” is a ratio we use to measure the spread between the yield on our earning assets and the cost of our funding and is calculated by dividing tax-equivalent net interest income by average earning assets.
The increase in net interest income in 2020 compared to 2019 was primarily due to the incremental earnings associated with the growth in our levels of interest-earning assets. For 2020, average interest-earning assets increased $711.7 million, or 13.1%, including growth of $356.4 million in average loans and $250.4 million in average securities. The growth in interest-earning assets was driven by funds provided from growth in deposits.
The impact on earnings of the interest-earning asset growth was substantially offset by a decrease in our net interest margin, which declined from 4.00% in 2019 to 3.56% in 2020. The lower net interest margin was a result of excess liquidity, as well as the impact of lower interest rates. During 2020, our level of average securities and other short-term investments increased by $705.7 million, or 93.9%. The investment yields realized with the new funds in those asset classes was low, generally less than 1.50%, and thus negatively impacted the net interest margin. Additionally, from August 2019 to March 2020, the Federal Reserve cut interest rates by 225 basis points, which resulted in our loan yields declining by more than our cost of funds. In 2020, loan yields decreased by 55 basis points, from 5.08% in 2019 to 4.53% in 2020, while average funding costs decreased by only 32 basis points in 2020, from 0.66% in 2019 to 0.34% in 2020.
During 2020, our average balance of PPP loans was $167.3 million. Those loans carry a 1% coupon rate and we also amortize fees that we received from the SBA when we originated the loans. That amortization amounted to $4.1 million in 2020 and when combined with the 1% note rate resulted in a 3.56% yield for those loans, and thus did not significantly impact overall loan yields. At December 31, 2020, we had $6.0 million in remaining deferred PPP origination fees that will be recognized over the lives of the loans, with accelerated amortization expected to result from the loan forgiveness process, substantially all of which we expect will occur over the first half of 2021. Also see the section "Paycheck Protection Program (PPP) Loans" below for additional discussion.
The increase in net interest income in 2019 compared to 2018 was primarily due to growth in our interest-earning assets. For 2019, average interest-earning assets increased $336.0 million, or 6.6%, including growth of $184.5 million in average loans and $281.3 million in average securities. The growth in interest-earning assets was driven by funds provided from growth in deposits. Our net interest margin decreased from 4.09% in 2018 to 4.00% in 2019, which partially offset the positive impact on net interest income of the growth of our interest-earning assets. The lower net interest margin was a result of our funding costs increasing by more than our asset yields, largely as a result of competitive pressures in deposit pricing. In 2019, asset yields increased by seven basis points, from 4.52% in 2018 to 4.59% in 2019, primarily as a result of Federal Reserve interest rate increases during the second half of 2018, while average funding costs increased by 18 basis points in 2019, from 0.48% in 2018 to 0.66% in 2019.
The net interest margin for all periods benefited, by varying amounts, from the net accretion income, primarily associated with purchase accounting premiums/discounts associated with acquisitions. As can be seen in the table below, we recorded $6.2 million in 2020, $6.0 million in 2019, and $7.1 million in 2018 in net accretion that increased net interest income.

($ in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Interest income – increased by accretion of loan discount on acquired loans	$3,817	4,588	6,090
Interest income - increased by accretion of loan discount on retained SBA loans	2,511	1,386	861
Interest expense – reduced by premium amortization of deposits	100	190	372
Interest expense – increased by discount accretion of borrowings	(181)	(181)	(181)
Impact on net interest income	$6,247	5,983	7,142
The biggest component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans, which amounted to $3.8 million in 2020, $4.6 million in 2019, and $6.1 million in 2018. Most of this loan discount accretion relates to our 2017 acquisitions of Carolina Bank and Asheville Savings Bank, with the declines in accretion being due to the natural paydowns in those acquired loan portfolios, which is expected to continue. In addition to the loan discount accretion recorded on acquired loans, we recorded loan discount accretion of $2.5 million, $1.4 million, and $0.9 million in 2020, 2019, and 2018, respectively, on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market.  We entered that line of business in late 2016 and the higher discount accretion on those loans is associated with the continued growth in that business.
At December 31, 2020, 2019, and 2018, unaccreted loan discount on purchased loans amounted to $8.9 million, $12.7 million, and $17.3 million, respectively. At December 31, 2020, 2019, and 2018, unaccreted loan discount on SBA loans amounted to $7.3 million, $7.1 million, and $5.7 million, respectively.
Table 3 presents additional detail regarding the estimated impact that changes in loan and deposit volumes and changes in the interest rates we earned/paid had on our net interest income in 2019 and 2020. For 2020, higher loan volume positively impacted interest income by $17.1 million, and lower interest rates on loans negatively impacted interest income by $24.8 million, which resulted in a decline in loan interest income of $7.7 million. Higher volumes of total securities balances resulted in $6.1 million in additional interest income in 2020, which was almost completely offset by the impact of lower interest rates earned on those securities. Lower interest rates on short-term investments (primarily overnight funds) in 2020 resulted in $6.7 million in lower interest income, which was partially offset by higher volume. Lower interest rates paid on deposits drove a $8.7 million decrease in deposit interest expense in 2020. Lower levels of borrowings and lower interest rates paid on borrowings resulted in a decrease in borrowings interest expense of $5.6 million in 2020. Overall, as Table 3 indicates, net interest income grew $1.9 million in 2020, with higher earning asset volumes and lower borrowings volumes driving a $27.9 million increase in interest income, which was partially offset by a net $26.0 million negative impact associated with lower interest rates.
For 2019, Table 3 shows the higher amounts of loans and deposits outstanding drove a net increase of $14.3 million in net interest income, while the impact of higher deposit costs resulted in a $5.6 million decrease in total net interest income.

If our nonaccrual and restructured loans as of December 31, 2020, 2019 and 2018 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $3,038,000 $1,763,000, and $1,616,000, for nonaccrual loans and $645,000, $662,000, and $974,000, for restructured loans would have been recorded for 2020, 2019, and 2018, respectively. Interest income on such loans that was actually collected and included in net income in 2020, 2019 and 2018 amounted to approximately $652,000, $759,000, and $765,000, for nonaccrual loans (prior to their being placed on nonaccrual status), and $483,000, $528,000, and $763,000, for restructured loans, respectively. At December 31, 2020 and 2019, there were no commitments to lend additional funds to debtors whose loans were nonperforming.
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
For the years ended December 31, 2020, 2019, and 2018, we recorded a provision for loan losses of $35.0 million, $2.3 million, and a negative provision for loan losses of $3.6 million, respectively. The increase in 2020 was primarily related to estimated probable losses arising from the economic impact of COVID-19, as discussed below.
In March 2020, the COVID-19 pandemic began to impact our nation. The subsequent closures of, or restrictions on, many businesses and job losses continue to result in widespread negative economic impacts. The U.S. Government took various steps to lessen the negative impacts, including stimulus payments and the SBA's relief program. Under the SBA program, the SBA made six months of principal and interest payments on most of our SBA loans. SBA loans that were greater than 30 days delinquent were not eligible for these payments. This payment program was renewed by December 2020 legislation for an additional three months or eight months, depending on the industry, beginning in February 2021. Additionally, as previously discussed, we implemented a loan deferral program that began in late March 2020 in which borrowers could apply for a deferral of the loan payments for up to 90 days and after that 90 day period, borrowers could re-apply for an additional 90 days of payment deferrals. We are uncertain as to the extent that these programs have reduced probable loan losses, and due to that uncertainty and the temporary nature of the programs, we have not relied on these programs as significant positive factors in the risk grading of loans in our portfolio.
In determining the appropriate level of allowance for loan losses at December 31, 2020, we reviewed the industry types that we believed have significantly heightened risk as a result of the pandemic, which included, among others, hospitality, retail stores, and restaurants. Based on that analysis, we assigned elevated loan loss reserve percentages for those loan types that brought the total reserve percentages to a level consistent with what we believe are the probable loss rates incurred in a stressed economic scenario. The higher loss rates were generally determined based on our historical high one year loss rates for those loan types. As a result of the analysis, approximately $24.8 million of COVID-19 related qualitative reserves are included in the Company's December 31, 2020 allowance for loan loss amount of $52.3 million at December 31, 2020.
Additionally, as a result of elevated net-charge offs and nonaccrual loans in our SBA portfolio, we assigned higher allowance reserves to our SBA portfolio in 2020, which also impacted the provision for loan losses in 2020. See the sections "Nonperforming Assets" and "Allowance for Loan Losses" for additional discussion.

As noted above, beginning late in the first quarter of 2020, we offered a loan payment deferral program to borrowers negatively impacted by COVID-19. At June 30, 2020, we had a total of $774 million in loans that were in this deferral program. Most of these borrowers resumed payments in the second half of 2020, with total deferrals amounting to $186 million at September 30, 2020, while only $16.6 million remained in deferral status at December 31, 2020.
In 2019, our provision for loan losses was higher than previous years primarily due to higher net charge-offs. The negative provision for 2018 was due primarily to several large loan recoveries realized in the first quarter of 2018 totaling $3.7 million. Although our provision for loan losses was higher in 2019, it continued a trend in recent years until 2020 of being low compared to historical levels. The low levels of provision for loan losses recorded in those years were primarily the result of a sustained period of stable and generally improving loan quality trends, which resulted in lower amounts of provision needed to adjust our allowance for loan losses to the appropriate amount. This is driven by our allowance for loan loss model, which utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. In recent years, the new periods being added into our model had generally lower levels of net charge-offs than the older periods rolling out of the model, and thus mostly offset provisions for loan losses that would normally be required to reflect new loan growth and the net charge-offs experienced. Thus, the low level of net charge-offs (or net recoveries) experienced in recent years has been the primary reason for the low (or negative) provisions for loan losses recorded in among the years presented until 2020.
As shown in Table 14, total net charge-offs (recoveries) for the years ended December 31, 2020, 2019, and 2018, were $4.0 million, $1.9 million, and ($1.3 million), respectively. In 2020, the higher net charge-offs were driven by $3.2 million of net charge-offs in our SBA portfolio, and was concentrated in the "commercial, financial, and agricultural" category.
The higher net charge-offs in 2019 resulted from lower loan recoveries in comparison to 2018.
In 2018, we completed a loan sale of approximately $5.2 million in smaller balance nonperforming loans that resulted in loan charge-offs of $2.2 million. However, this was more than offset by full payoffs on four loans received in the first quarter of 2018 that resulted in recoveries to the allowance for loan losses of $3.3 million.
See “Nonperforming Assets” below for further discussion of our asset quality, which impacts our provisions for loan losses.
The allowance is monitored and analyzed regularly in conjunction with our loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses. See the section entitled “Allowance for Loan Losses and Loan Loss Experience” below for a more detailed discussion of the allowance for loan losses, including discussion of a change in the way that we expect to reserve for credit losses beginning in 2021 that may increase the levels and volatility of our provision for loan losses.
Noninterest Income
Our noninterest income amounted to $81.3 million in 2020, $59.5 million in 2019, and $58.9 million in 2018.
See Table 4 and the following discussion for an understanding of the components of noninterest income.
Management evaluates noninterest income on a non-GAAP basis that excludes items such as securities gains and losses and other miscellaneous gains and losses because management believes excluding those items results in a more meaningful reflection of noninterest income from recurring sources. We refer to this as "adjusted noninterest income" - see Table 4 for a reconciliation of reported noninterest income to "adjusted noninterest income." Adjusted noninterest income amounted to $73.4 million in 2020, a 23.1% increase from the $59.6 million recorded in 2019, The 2019 adjusted noninterest income of $59.6 million was a 2.4% increase from the $58.2 million recorded in 2018.
Service charges on deposit accounts amounted to $11.1 million, $13.0 million, and $12.7 million, in 2020, 2019, and 2018, respectively. The decrease in 2020 was primarily due to fewer instances of overdraft fees that we believe is likely associated with the generally higher levels of deposits maintained by our customers during 2020. We believe the increase in 2019 was primarily due to growth in our number of checking accounts, which we have been promoting with new product offerings.
Total "Other service charges, commissions and fees" amounted to $20.1 million in 2020, a 3.2% increase from the $19.5 million in 2019. The 2019 amount of $19.5 million was an 18.2% increase from the $16.5 million in 2018. This category of noninterest income includes items such as credit and debit card interchange income, ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The increases in this line item in 2019 and 2020 were primarily due to growth in credit and debit card interchange fees that we earn when our customers use their debit and credit cards issued by our bank. Net interchange income amounted to $14.1 million in 2020, $13.8 million in 2019 and $12.0 million in 2018. We believe the growth in card usage by our customers is due to customer payment preferences, as well as a result of ongoing promotion of these products. General growth of our bank also contributed to the increase in this line item in 2019 and 2020.
Fees from presold mortgages amounted to $14.2 million in 2020, $3.9 million in 2019, and $2.7 million in 2018. The increase in 2020 was primarily due to higher mortgage loan origination volume arising from historically low mortgage loan interest rates. The increase in 2019 was also due to increased volumes in the mortgage industry due to declining interest rates, as well as the hiring of additional loan originators.
Commissions from sales of insurance and financial products amounted to $8.8 million in 2020, $8.5 million in 2019, and $8.7 million in 2018. This line item includes commissions we receive from two primary sources – 1)

commissions from the sales of investment, annuity, and long term care insurance products, and 2) commissions from the sale of property and casualty insurance. The following table presents the contribution of each source to the total amount recognized in this line item:

($ in thousands)	For the year ended December 31,
Commissions earned from:	2020	2019	2018
Sales of investments, annuities, and long term care insurance	$3,495	3,206	2,693
Sales of property and casualty insurance	5,353	5,289	6,038
Total	$8,848	8,495	8,731
As can be seen in the above table, sales of investments, annuities and long term care insurance increased in both 2019 and 2020, which was due to the increased growth and promotion of this line of business. Sales of property and casualty insurance also increased slightly in 2020 due to increased growth and promotion. The decline in this line item in 2019 was primarily due to lower contingent commissions compared to 2018, which can vary significantly and are impacted by the claims experience of the insurance carriers used by the Company.
We began offering SBA consulting services in 2016 with our May 2016 acquisition of SBA Complete. In this line of business, SBA Complete assists community banks throughout the nation with SBA origination and servicing activities. SBA consulting fees amounted to $8.6 million in 2020, $3.9 million in 2019, and $4.7 million in 2018. The increases in 2020 were due to fees earned by our SBA subsidiary, SBA Complete, related to assisting its third-party client banks with the PPP, which amounted to $4.6 million. SBA Complete also had $1.4 million in deferred revenue outstanding at December 31, 2020 that will be recorded as income upon the forgiveness portion of the PPP, which is expected to occur in the first half of 2021. The decline in these fees from 2018 to 2019 was associated with lower origination activity of our client banks.
Shortly after the acquisition of SBA Complete, we began a SBA Lending Division, which originates SBA loans throughout the nation and sells the SBA guaranteed portion of those loans, which results in loan sale gains. Loan sale volume can be volatile based on origination activity and the timing of the funding of loans in the pipeline. SBA loan sale gains amounted to $8.0 million, $8.3 million and $10.4 million in 2020, 2019, and 2018, respectively. Origination of SBA loans generally declined in 2020 due to the economic impact of COVID-19. The decline from 2018 to 2019 was due to the natural volatility discussed above, as well as lower loan sale premium percentages.
Table 4 shows earnings from bank-owned life insurance income were stable with $2.5 million in 2020, $2.6 million in 2019, and $2.5 million in 2018.
During 2020, we sold approximately $220 million in mortgage-backed and commercial mortgage-backed securities at a gain of $8.0 million. The securities sold were believed to be favorably impacted by historically low interest rates and Federal Reserve stimulus measures. Securities gains or losses were not significant in 2019 or 2018, with 2019 having a net gain of $0.1 million, and 2018 having no gains or losses.
“Other gains (losses), net” amounted to a net loss of $0.1 million for 2020, a net loss of $0.2 million for 2019, and a net gain of $0.7 million in 2018. This line item represents the net effects of miscellaneous gains and losses that are non-routine in nature. The net gain of $0.7 million in 2018 primarily related to a gain on the sale of a previously closed branch building.
Noninterest Expenses
Total noninterest expenses totaled $161.3 million, $157.2 million, and $156.5 million, for 2020, 2019 and 2018, respectively. Table 5 presents the components of our noninterest expense during the past three years.
Total personnel expense increased from $96.0 million in 2019 to $101.0 million in 2020, an increase of $5.0 million, or 5.2%. Within personnel expense, salaries expense increased $5.8 million, or 7.3%, while employee benefits expense decreased from $16.8 million to $16.0 million. Salaries expense increased primarily due to a $3.3 million increase in mortgage commission expense resulting from higher mortgage loan volume in 2020. Within employee benefits, health care expense, for which the Company is self-insured, is the single largest item and decreased in 2020 compared to 2019 due to lower claims activity.
In 2019, total personnel expense increased from $92.0 million in 2018 to $96.0 million in 2019, an increase of $4.0 million, or 4.4%. Within personnel expense, salaries expense increased $4.0 million, or 5.4%, while employee benefits expense was approximately the same in 2018 and 2019 at approximately $16.9 million. Salaries expense increased primarily due to normal wage increases for our employees, as well as the hiring of several experienced bankers.
Net occupancy expenses amounted to $11.3 million in 2020, $11.1 million in 2019, and $10.8 million in 2018. The increase in 2020 and 2019 is primarily related to increased rent expense associated with several new leases executed during the years.
Equipment related expenses amounted to $4.3 million, $5.0 million, and $5.6 million, in 2020, 2019, and 2018, respectively. In 2018, we accelerated $0.3 million in depreciation expense associated with our ATM fleet in anticipation of replacing our ATM's in early 2019. This resulted in a decline in ATM depreciation expense in 2019, as well as lower associated repairs and maintenance costs. In 2020, the decrease in this line item related to lower machine maintenance and miscellaneous equipment purchases due to spend control efforts.
Merger and acquisition expenses amounted to $0.2 million in 2019 and $2.4 million in 2018. There were no merger and acquisition expenses in 2020. The 2018 amount was primarily comprised of severance costs and data processing conversion expenses related to the acquisition of Asheville Savings Bank.
Intangible amortization expense amounted to $4.0 million, $4.9 million, and $5.9 million in 2020, 2019 and 2018, respectively. In 2019 and 2020, intangible amortization expense declined due to the amortization schedules of those intangible assets generally declining over time.
Data processing expenses did not vary significantly among the periods presented, amounting to $3.2 million, $3.1 million, and $3.2 million in 2020, 2019, and 2018, respectively.
Marketing expense amounted to $2.0 million in 2020, $2.7 million in 2019, and $3.1 million in 2018. The decrease in 2020 was primarily due to lowering marketing activity as a result of the pandemic. The decrease from 2018 to 2019 was due to special promotional efforts in our new and expanded market area during 2018.
Non-credit losses remained relatively unchanged for the periods presented, amounting to $1.1 million in 2020, $1.0 million in 2019, and $1.0 million in 2018. These losses primarily related to debit card and credit card fraud losses.
Income Taxes
Table 6 presents the components of income tax expense and the related effective tax rates. We recorded income tax expense of $21.7 million in 2020, $24.2 million in 2019, and $24.2 million in 2018. Our effective tax rates were stable at 21.0% for 2020, 20.8% for 2019, and 21.3% for 2018.
We expect our effective tax rate to be approximately 21.0% in 2021.
Stock-Based Compensation
We recorded stock-based compensation expense of $2.5 million, $2.3 million, and $1.6 million, for the years ended December 31, 2020, 2019, and 2018, respectively. The increases in this expense have been due to retention-based restricted stock grants made to certain officers during the years presented. See Note 14 to the consolidated financial statements for more information regarding stock-based compensation.
ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION
Overview
At December 31, 2020, our total assets amounted to $7.3 billion, an 18.7% increase from 2019. The following table presents detailed information regarding the nature of changes in our loans and deposits in 2019 and 2020.

($ in thousands)
2020	Balance at beginning of period	Internal growth, net	Growth from Acquisitions	Balance at end of period	Total percentage growth
Loans outstanding	$4,453,466	263,216	14,633	4,731,315	6.2%

Deposits – Noninterest-bearing	1,515,977	694,035	—	2,210,012	45.8%
Deposits – Interest-bearing checking	912,784	259,238	—	1,172,022	28.4%
Deposits – Money market	1,173,107	408,257	—	1,581,364	34.8%
Deposits – Savings	424,415	94,851	—	519,266	22.3%
Deposits – Brokered time	86,141	(65,919)	—	20,222	-76.5%
Deposits – Internet time	698	(449)	—	249	-64.3%
Deposits – Time >$100,000 – retail	563,108	(19,214)	—	543,894	-3.4%
Deposits – Time <$100,000 – retail	255,125	(28,558)	—	226,567	-11.2%
Total deposits	$4,931,355	1,342,241	—	6,273,596	27.2%

2019
Loans outstanding	$4,249,064	204,402	—	4,453,466	4.8%

Deposits – Noninterest-bearing	1,320,131	195,846	—	1,515,977	14.8%
Deposits – Interest-bearing checking	916,374	(3,590)	—	912,784	-0.4%
Deposits – Money market	1,035,523	137,584	—	1,173,107	13.3%
Deposits – Savings	432,389	(7,974)	—	424,415	-1.8%
Deposits – Brokered time	239,875	(153,734)	—	86,141	-64.1%
Deposits – Internet time	3,428	(2,730)	—	698	-79.6%
Deposits – Time >$100,000 – retail	447,619	115,489	—	563,108	25.8%
Deposits – Time <$100,000 – retail	264,000	(8,875)	—	255,125	-3.4%
Total deposits	$4,659,339	272,016	—	4,931,355	5.8%
As shown in the table above, in 2020 and 2019, our total loans outstanding increased $277.8 million, or 6.2%, and $204.4 million, or 4.8%, respectively. Loan growth for 2020 was primarily driven by the origination of $244.9 million in PPP loans, of which $240.7 million was outstanding at December 31, 2020. We also assumed $14.6 million in loans with the acquisition of Magnolia Financial in 2020. Loan growth for 2019 was organic and primarily driven by our expansion in high-growth markets, hiring of experienced bankers, and increases in SBA lending. We generally intend to grow our loan portfolio. We have experienced lenders in our markets and attempt to provide high levels of service to achieve growth. The pandemic negatively impacted traditional (non-PPP) organic loan growth in 2020. Our ability to grow our loans outstanding in the future will be impacted by changes in the pandemic, as well as changes in PPP loan balances.
During 2020, we experienced strong growth in our deposit base, with total deposits increasing by $1.3 billion, or 27.2% from December 31, 2019. Deposit growth in our transaction accounts (checking, money market and savings), was especially strong, increasing $1.5 billion, or 29.5% from 2019. In addition to deposits arising from PPP loans, we believe this high deposit growth was due to a combination of stimulus funds, changes in customer behaviors during the pandemic, and a flight to quality to FDIC-insured banks, as well as our ongoing deposit growth initiatives. We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services. The high deposit growth in 2020 allowed us to reduce our level of brokered deposits by $65.9 million, or 76.5% during the year. Additionally, we paid down our borrowings in 2020 by $239 million, or 79.4%, with the excess liquidity.
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
Primarily as a result of our strong deposit growth, our liquidity levels have increased at December 31, 2020 compared to a year earlier. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings was 31.4% at December 31, 2020 compared to 21.4% at December 31, 2019.
Distribution of Assets and Liabilities
Table 7 sets forth the percentage relationships of significant components of our balance sheet at December 31, 2020, 2019, and 2018.
On the asset side, net loans to total assets decreased to 64% in 2020 compared to 72% for both 2019 and 2018, which was primarily due to the impact of the high deposit growth on total assets. The funds provided by the high deposit growth also resulted in increased security purchases in 2020 and resulted in total securities to total assets increasing from 14% in 2019 to 22% in 2020.
On the liability side, as a result of the high deposit growth, deposits increased to 86% of total liabilities and shareholders' equity in 2020, up from 80% and 79% in 2019 and 2018, respectively. In 2020 and 2019, we paid down our borrowings by $239 million and $106 million, respectively, which resulted in our borrowings decreasing to 1% and 5% of total liabilities and shareholders' equity for 2020 and 2019, respectively, compared to 7% for 2018.
Securities
Information regarding our securities portfolio as of December 31, 2020, 2019, and 2018 is presented in Tables 8 and 9.
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
Total securities amounted to $1.621 billion, $890 million, and $603 million, at December 31, 2020, 2019, and 2018, respectively. The increase in securities in 2020 and 2019 was primarily due to deploying excess cash balances into fixed rate securities that we initiated to realize higher yields.
The majority of our “government-sponsored enterprise” securities carry one maturity date, often with an issuer call feature. At December 31, 2020, of the $70.2 million in available for sale government-sponsored enterprise securities, $40.0 million were issued by the Federal Farm Credit Bank system, and the remaining $30.2 million were issued by the Federal Home Loan Bank system.
Nearly all of our $1.338 billion in available for sale mortgage-backed securities at December 31, 2020 were issued by Freddie Mac, Fannie Mae, Ginnie Mae, or the SBA, each of which is a government agency or government-sponsored corporation and guarantees the repayment of the securities. Included in this total are commercial mortgage-backed securities of $428.5 million. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.
Our investment policy permits us to hold up to 15% of our securities portfolio in corporate bonds. These bonds have the most credit risk of any of our securities. At December 31, 2020, our $45.2 million investment in corporate bonds was comprised of the following:

($ in thousands)
Issuer	Issuer Ratings		Maturity Date	Amortized Cost	Fair Value
Bank of America	A2	(1)	various	$7,000	7,409
Citigroup (senior)	A3	(1)	3/1/2023	5,011	5,288
Citigroup (subordinated)	Baa2	(1)	7/30/2022	1,002	1,058
Goldman Sachs	A2	(1)	1/22/2023	5,037	5,319
JP Morgan Chase	A2	(1)	1/25/2023	5,009	5,294
Financial Institutions, Inc.	BBB-	(2)	4/15/2030	4,000	3,956
Wells Fargo	A3	(1)	2/13/2023	3,084	3,261
Eagle Bancorp, Inc.	BBB	(2)	9/1/2024	2,527	2,635
First Citizens BancShares	Not Rated		3/15/2030	10,000	10,165
First Citizens BancShares Trust Preferred Security	Not Rated		6/15/2034	1,000	835
Total investment in corporate bonds				$43,670	45,220
____________________________________________________________
(1)Ratings issued by Moody’s
(2)Rating issued by Kroll Bond Rating Agency.
We have concluded that any unrealized losses associated with our corporate bonds are due to interest rate considerations and not due to credit concerns.
At December 31, 2020, 2019, and 2018, net unrealized gains (losses) of $20.4 million, $9.7 million, and ($12.4 million), respectively, were included in the carrying value of securities classified as available for sale. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates and the overall economic environment, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains and losses, net of applicable deferred income taxes, are included as part of a separate component of shareholders’ equity (accumulated other comprehensive income) as of December 31, 2020, 2019, and 2018, respectively.
At December 31, 2020, we held $167.6 million in securities classified as held to maturity, which are carried at amortized cost. These securities had fair values that exceeded their carrying values by $3.2 million at December 31, 2020. Approximately $30.0 million of the securities held to maturity are mortgage-backed securities that have been issued by either Freddie Mac or Fannie Mae. The remaining $137.6 million in securities held to maturity are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. We have no significant concentration of bond holdings from one government entity, with the single largest exposure to any one entity being $5.6 million. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.
The weighted average taxable-equivalent yield for the securities available for sale portfolio was 1.62% at December 31, 2020. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 5.7 years.
The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 2.11% at December 31, 2020. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds, the expected life for mortgage-backed securities, and the maturity date for all other securities, was 7.9 years.
We expect the adoption of CECL to result in an insignificant amount of credit losses related to our securities portfolio.
The following table provides the names of issuers for which the Company has investment securities totaling in excess of 10% of shareholders’ equity and the fair value and amortized cost of these investments as of December 31, 2020. All of these securities are issued by government sponsored corporations.

($ in thousands)
Issuer	Amortized Cost	Fair Value	% of Shareholders’ Equity
Fannie Mae	$571,245	585,035	65.5%
Freddie Mac	549,811	552,830	61.9%
Ginnie Mae	234,780	237,159	26.5%
Total	$1,355,836	1,375,024
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
In 2020, loans outstanding increased $277.8 million, or 6.2%, whereas in 2019, loans outstanding increased $204.4 million, or 4.8%. The growth in 2020 was primarily due to $240.9 million in PPP loans outstanding at December 31, 2020 (see discussion below) and $14.6 million in loans assumed from the acquisition of Magnolia Financial. The growth in 2019 was generated internally and was concentrated primarily within our higher growth markets.
The majority of our loan portfolio over the years has been real estate mortgage loans, with loans secured by real estate historically comprising approximately 87% to 89% of our outstanding loan balances. In 2020, our loans secured by real estate decreased to 82% of outstanding loan balances due to PPP loans, which are unsecured loans and are included in the line item "commercial, financial, and agricultural." Except for construction, land development and other land loans, the majority of our “real estate” loans are personal and commercial loans where cash flow from the borrower’s occupation or business is the primary repayment source, with the real estate pledged providing a secondary repayment source.
Table 10 provides a summary of the loan portfolio composition of our total loans at each of the past five year ends.
Commercial, financial, and agricultural loans increased from 9% at December 31, 2016 to 11% at December 31, 2019, due primarily to growth in loans made to municipalities and loans originated by our SBA Lending Division. This category of loans further increased in 2020 to 17% of total loans as of December 31, 2020 due primarily to the $241 million in PPP loans outstanding at year-end.
Residential real estate loans have declined from 28% of total loans at December 31, 2016 to 21% of total loans at December 31, 2020. This decline has been due to a combination of factors including consumers refinancing their home loans held by the Bank with long term fixed rate loans, which we typically sell in the secondary market. Additionally, the Carolina Bank loan portfolio acquired during 2017 had only an 11% mix of residential real estate loans.
Commercial real estate loans as a percentage of total loans has increased steadily over the past five years and amounted to 43% of all loans at December 31, 2020. Consistent with our community banking strategy, we have placed emphases on this type of loan growth and hired a number of experienced community bankers, who have originated a significant amount of business loans secured by real estate. Also, growth in our SBA loan portfolio has contributed to the increase in this category.
Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 12% of our accruing loans outstanding at December 31, 2020 mature within one year and 51% of total loans mature within five years, with both of those measures being consistent with recent years. As of December 31, 2020, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 26% and 74%. In recent years, the mix of variable rate loans to fixed rate loans has been shifting to more fixed rate loans as fixed rate loans continue to be popular with many borrowers in order to lock in a low interest rate during the historically low interest rate environment that has been in effect. Also at December 31, 2020, we held $241 million in PPP loans, which all carry a fixed rate of interest. While fixed rate loans presents risk to our Company if interest rates rise, we measure our interest rate risk closely and, as discussed in the section “Interest Rate Risk” below, we do not believe that an increase in interest rates would materially negatively impact our net interest income.
Paycheck Protection Program ("PPP") Loans
PPP loans, which we began originating in April 2020, are loans to qualified small businesses and other entities administered by the SBA under the provisions of the CARES Act and subsequent federal acts. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll and other eligible expenses. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of five years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required until the date on which the forgiveness amount relating to the loan is remitted to the lender and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 40% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans of more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million).
PPP loans include loans to businesses and other entities that are reported as commercial loans originated under the guidelines discussed above. During 2020, we funded approximately $244.9 million of PPP loans and through December 31, 2020, we had received $4.0 million in forgiveness payments from the SBA. At December 31, 2020, we had $240.9 million in PPP loans outstanding, which represented 30.8% of our commercial, financial, and agricultural loans and 5.1% of our total loans. We expect that the majority of our outstanding PPP loans will be forgiven in 2021. Also, we are originating new PPP loans in 2021 as a result of legislation that provided additional funds for this relief program.
During 2020, we amortized net deferred PPP fees of $4.1 million as interest income. At December 31, 2020, we have $6.0 million in remaining deferred PPP origination fees that will be recognized over the lives of the loans, with accelerated amortization expected to result from the loan forgiveness process. We expect substantially all of these fees will be recognized in the first half of 2021 as a result of the loan forgiveness process.
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
In the past several years, we have generally benefited from improving economic conditions and successfully implemented a combination of strategies to reduce nonperforming assets. However, in 2020, a portion of our SBA loan portfolio was delinquent, and thus those loans did not qualify for the SBA's relief payment plan. Many of those loans defaulted for both pandemic and other reasons and were transferred to nonaccrual status. Due primarily to those SBA loans, our total nonperforming loans increased from $33.9 million at December 31, 2019 to $44.6 million at December 31, 2020. At December 31, 2020, we held $170 million in total SBA loans, of which $136 million were the unguaranteed portions of those loans.
Table 12a presents our nonperforming assets at December 31, 2020 by general geographic region.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end:

($ in thousands)	At December 31, 2020	At December 31, 2019
Commercial, financial, and agricultural	$9,681	5,518
Real estate – construction, land development, and other land loans	643	1,067
Real estate – mortgage – residential (1-4 family) first mortgages	6,048	7,552
Real estate – mortgage – home equity loans/lines of credit	1,333	1,797
Real estate – mortgage – commercial and other	17,191	8,820
Installment loans to individuals	180	112
Total nonaccrual loans	$35,076	24,866
The nonaccrual table above generally indicates a net increase in nonaccrual loans during the year, with the “Commercial, financial and agricultural” and "Real estate - mortgage - commercial and other" categories experiencing the largest increases. Both of the increases were primarily driven by SBA loans that were placed on nonaccrual status during 2020. At December 31, 2020, we had $18.4 million in nonaccrual SBA loans compared to $9.0 million a year earlier. The unguaranteed portions of those loans amounted to $12.1 million at December 31, 2020 and $5.2 million at December 31, 2019. As of December 31, 2020, SBA loans accounted for approximately $9.3 million of our nonaccrual loans in the "Commercial, financial and agricultural” category and $9.1 million of our nonaccrual loans in the "Real estate - mortgage - commercial and other" category.
Due to government and the Company's COVID-19 relief programs, the nonperforming asset level at December 31, 2020 does not likely reflect the full impact of COVID-19. While there are still many uncertainties associated with the pandemic and the stimulus measures taken by the United States government to address it, higher unemployment levels and business closures would generally be expected to result in higher levels of nonperforming assets in the future.
As shown in Note 4 to the consolidated financial statements, our accruing past due loans (30 or more days) amounted to $22.3 million at December 31, 2020, a decrease of $1.4 million from the $23.7 million at December 31, 2019. Due to government and the Company's COVID-19 relief programs, the past due amounts at December 31, 2020 have not been negatively impacted by the pandemic in a significant manner. As previously discussed, since the onset of the pandemic in March 2020, we worked with many of our borrowers and provided loan payment deferrals, with the Company deferring payments on approximately $774 million loans at June 30, 2020. Over the second half of 2020, most of those borrowers resumed making payments and loans on deferral status declined to $16.6 million, or 0.4% of total loans at December 31, 2020.
Management routinely monitors the status of certain large loans that, in management’s opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above and economic conditions that do not significantly worsen, management believes that an estimated $15 to $20 million of loans that were performing in accordance with their contractual terms at December 31, 2020 have the potential to develop problems in the near term depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2020 (see discussion below).
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
We provide additional information regarding the credit quality classification status of our loans in tables contained in Note 4 to our consolidated financial statements. Those tables indicate that at December 31, 2019 and December 31, 2020, our level of classified and nonaccrual loans to total loans amounted to approximately 1.3% and 1.4%, respectively. We believe that government relief programs have resulted in fewer loans migrating to classified risk grades than would otherwise been the case as a result of the pandemic. Instead, certain of those loans have been moved to Special Mention status, which resulted in that risk grade of loans increasing from $50.3 million at December 31, 2019 to $61.3 million at December 31, 2020.

Foreclosed properties includes primarily foreclosed real estate. Total foreclosed real estate amounted to $2.4 million, $3.9 million, and $7.4 million, at December 31, 2020, 2019, and 2018, respectively. Generally, we have experienced decreases in foreclosed real estate over the past several years primarily due to increased property sales activity and the improvement in our overall asset quality.
The following table presents the detail of our foreclosed real estate at each of the past two year ends:

$ in thousands	At December 31, 2020	At December 31, 2019
Vacant land and farmland	$753	1,752
1-4 family residential properties	517	974
Commercial real estate	1,154	1,147
Total foreclosed real estate	$2,424	3,873
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
The total allowance for loan losses amounted to $52.4 million at December 31, 2020 compared to $21.4 million at December 31, 2019 and $21.0 million at December 31, 2018. Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. However, the allowance for loan losses is available to absorb losses in all categories.
Our allowance for loan losses is primarily based on mathematical model with the primary factors impacting this model being loan growth, net charge-off history, and asset quality trends, as well as specific reserves we set aside on certain individual loans exhibiting signs of deterioration. Our allowance for loan loss model utilizes the net charge-offs experienced in the most recent years as a significant component of estimating the current allowance for loan losses that is necessary. Thus, older years (and parts thereof) systematically age out and are excluded from the analysis as time goes on. In recent years, the new periods have had generally lower levels of net charge-offs (and net recoveries in some periods) than the older periods rolling out of the model, and thus mostly offset upward adjustments to the allowance that would normally be required to reflect new loan growth and the net charge-offs experienced. Thus, the low level of net charge-offs (or net recoveries) experienced in recent years had been the primary reason for the low (or negative) provisions for loan losses that have been necessary until 2020 to appropriately adjust the level or our allowance for loan losses.

In March 2020, the COVID-19 pandemic began to impact our nation. The subsequent closures of, or restrictions on, many businesses and job losses continue to result in widespread negative economic impacts. The U.S. Government has taken steps to lessen the negative impacts, including stimulus payments and the SBA's payment relief program. Under the SBA's payment relief program, the SBA made principal and interest payments on most of our SBA loans for six months in 2020. This program resumed in February 2021 with additional payments being made by the SBA for either three months or eight months, depending on the nature of the business. Additionally, as previously discussed, we implemented a loan deferral program. We are uncertain as to the extent that these programs have reduced probable loan losses, and due to that uncertainty and the temporary nature of the programs, we have not relied on these programs as significant positive factors in the risk grading of loans in our portfolio.
In determining the appropriate level of allowance for loan losses at December 31, 2020, we reviewed the industry types that we believed have significantly heightened risk as a result of the pandemic, which included, among others, hospitality, retail stores, and restaurants. At December 31, 2020, we held approximately $175 million in hotel loans and $82 million in restaurant loans, which we believe are the highest risk loans. Based on that analysis, we assigned elevated loan loss reserve percentages for certain of those loan types that brought the total reserve percentages to a level consistent with what we believe are the probable loss rates incurred in a stressed economic scenario. The higher loss rates were generally determined based on our historical high one year loss rates for those loan types. As a result of the analysis, approximately $24.8 million of COVID-19 related qualitative reserves are included in the Company's December 31, 2020 allowance for loan loss amount of $52.3 million.
Also, as discussed previously,our SBA loan portfolio accounted for a significant portion of our net-charge offs in 2020 and nonaccrual loans at December 31, 2020. Accordingly, our level of allowance for loans losses at December 31, 2020 reflects heightened reserves for our SBA loan portfolio compared to prior periods, primarily in the "Commercial, financial, and agricultural' and "Real estate - mortgage - commercial and other" categories, as reflected in Table 13.
For the years indicated, Table 14 summarizes our balances of loans outstanding, average loans outstanding, and a detailed rollforward of the allowance for loan losses.
Net loan charge-offs (recoveries) of total loans amounted to $4.0 million in 2020, $1.9 million in 2019, and ($1.3 million) in 2018. In 2020, we recorded $3.2 million of net charge-offs within our SBA loan portfolio, which was concentrated in the "commercial, financial, and agricultural" category. In 2019, the increases in the categories of "Commercial, financial, and agricultural" and "Real estate - mortgage - commercial and other" were driven by $2.1 million in net charge-offs within our SBA loan portfolio. In 2018, we received full payoffs on four loans that had been previously charged-down by approximately $3.3 million and are included in the table as recoveries, contributing significantly to the net recovery position for the year.
The ratio of our allowance to total loans was 1.11%, 0.48%, and 0.50%, at December 31, 2020, 2019, and 2018, respectively. As discussed above, the higher level of allowance for loan losses at December 31, 2020 was primarily driven by estimated probable losses arising from the economic impact of COVID-19. Our relatively low level of allowance to total loans in 2019 and 2018 was also significantly impacted by the acquisitions of Carolina Bank and Asheville Savings Bank, which had over $1 billion in total loans. Applicable accounting guidance did not allow us to record an allowance for loan losses upon the acquisition of loans – instead the acquired loans were recorded at their discounted fair value, which included the consideration of any expected losses. No allowance for loan losses is recorded for the acquired loans unless the expected credit losses exceed the remaining unamortized discounts – based on an individual basis for purchased credit impaired loans and on a pooled basis for performing acquired loans. See Critical Accounting Policies above for further discussion. Unaccreted discount on acquired loans, which is available to absorb loan losses on those acquired loans, amounted to $8.9 million, $12.7 million, and $17.3 million, at December 31, 2020, December 31, 2019, and December 31, 2018, respectively.
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
The way that we reserve for loan losses will experience a significant change in 2021, as a result of new guidance issued by the FASB. The Company was initially expecting to adopt this new guidance on January 1, 2020, but due to the COVID-19 pandemic and the related CARES Act and subsequent legislation, we elected to defer the implementation of CECL, and now expect to adopt it as of January 1, 2021. CECL requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit losses" and record an allowance that, when deducted from the amortized cost basis of the financial assets, presents the net amount expected to be collected on the financial assets. The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts. We will initially apply the impact of the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, which we now expect to be January 1, 2021. At this time, we expect our allowance for credit losses will increase by approximately $12-14 million and that our reserve for unfunded commitments will increase by $6-$7 million.
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
At December 31, 2020, deposits outstanding amounted to $6.274 billion, an increase of 27.2%, or $1.342 billion, from the $4.931 billion at December 31, 2019, all of which was organic growth. Within our retail deposits (non-brokered), we experienced growth of $1.456 billion, or 29.5%, in checking, money market and savings accounts, and experienced a decline of $114 million, or 2.3%, in our retail time deposits. As a result of the strong retail deposit growth in 2020, we were able to reduce our level of brokered deposits during the year by $65.9 million, a decrease of 76.5%. In addition to deposits arising from PPP loans, our high deposit growth in 2020 is believed to be due to a combination of stimulus funds, changes in customer behaviors during the pandemic, a flight to quality to FDIC-insured banks, as well as our ongoing deposit growth initiatives.
During 2019, we experienced an increase in total deposits of $272.0 million, or 5.8%, which was substantially all retail deposit growth. Within our retail deposits, we experienced growth of $321.9 million, or 8.7%, in checking, money market and savings accounts, and had growth of $106.6 million, or 15.0%, in our retail time deposits.
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
The nature of our deposit growth is illustrated in the table on page 45. The following table reflects the mix of our deposits at each of the past three year ends:

	2020	2019	2018
Noninterest-bearing checking accounts	35%	31%	28%
Interest-bearing checking accounts	19%	18%	20%
Money market deposits	25%	24%	22%
Savings deposits	8%	9%	9%
Time deposits - Brokered	—%	2%	5%
Time deposits > $100,000 – retail	9%	11%	10%
Time deposits < $100,000 – retail	4%	5%	6%
Total deposits	100%	100%	100%
Our deposit mix continues a trend of being more heavily concentrated in transaction and non-time deposit accounts, with time deposits declining from 21% of total deposits at December 31, 2018, to 18% at December 31, 2019, to 13% at December 31, 2020. This is beneficial for us, as non-time deposit accounts generally carry lower interest rates compared to time deposits. Prior to the very low interest rate environment that we have been in for the past decade, the time deposit concentration was closer to 50%. We believe the lower mix of time deposits has been due to the relatively small gap between the interest rates that we pay on transaction accounts versus the rates we pay on time deposits.
Table 15 presents the average amounts of our deposits and the average yield paid for those deposits for the years ended December 31, 2020, 2019, and 2018.
As of December 31, 2020, we held approximately $564.4 million in time deposits of $100,000 or more, of which $375.7 million are in denominations of $250,000 or more. Table 16 is a maturity schedule of time deposits of $100,000 or more and time deposits of $250,000 or more as of December 31, 2020. This table shows that 88% of our time deposits greater than $100,000 and 90.0% of our time deposits greater than $250,000 mature within one year.
As of December 31, 2020, we held approximately $2.3 billion in uninsured deposits, including $283.0 million in time deposits.
At each of the past three year ends, we have no deposits issued through foreign offices, nor do we believe that we held any deposits by foreign depositors.
Borrowings
We typically utilize borrowings to provide balance sheet liquidity and to fund imbalances in our loan growth compared to our deposit growth. Our borrowings outstanding totaled $61.8 million at December 31, 2020, $300.7 million at December 31, 2019, and $406.6 million at December 31, 2018. Table 2 shows that average borrowings were $186.4 million in 2020, $332.6 million in 2019, and $406.9 million in 2018.
In both 2019 and 2020, we used a portion of the excess cash generated from deposit growth that exceeded loan growth to pay down borrowings of $106 million and $239 million, respectively.
At December 31, 2020, the Company had three sources of readily available borrowing capacity – 1) an approximately $1.02 billion line of credit with the FHLB, of which $8 million was outstanding at December 31, 2020 and $247 million was outstanding at December 31, 2019, 2) a $100 million federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2020 or 2019, and 3) an approximately $134 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2020 or 2019.
Our line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio. For the year ended December 31, 2020, the average amount of FHLB borrowings outstanding was approximately $132.4 million with a weighted average interest rate for the year of 1.13%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2020 was $348.2 million. For the year ended December 31, 2019, the average amount of FHLB borrowings outstanding was approximately $278.4 million with a weighted average interest rate for the year of 2.22%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2019 was $352.3 million.

Our correspondent bank relationship allows us to purchase up to $100 million in federal funds on an overnight, unsecured basis (federal funds purchased). We had no borrowings under this line at December 31, 2020 or 2019. There were no federal funds purchased outstanding at any month-end during 2020 or 2019.
We also have a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans). Based on the collateral that we owned as of December 31, 2020, the available line of credit was approximately $134 million. At December 31, 2020 and 2019, we had no borrowings outstanding under this line.
In addition to the lines of credit described above, we also have of $56.7 million of trust preferred security debt outstanding at December 31, 2020 and 2019. Each of our three issuances have 30 year final maturities and were structured in a manner that allows them to qualify as Tier 1 capital for regulatory capital adequacy requirements. We may call these debt securities at par on any quarterly interest payment, but do not expect to do so. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70% for $20.6 million, three-month LIBOR plus 1.39% on $25.8 million, and LIBOR + 2.00% for $10.3 million that was assumed in the Carolina Bank acquisition.
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
As noted above, in addition to internally generated liquidity sources, at December 31, 2020, we had the ability to obtain borrowings from the following three sources – 1) an approximately $1.02 billion line of credit with the FHLB, 2) a $100 million federal funds line with a correspondent bank, and 3) an approximately $134 million line of credit through the FRB’s discount window.
Our overall liquidity increased at December 31, 2020 compared to December 31, 2019 due to significant deposit growth that outpaced our loan growth. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings amounted to 31.4% at December 31, 2020 compared to 21.4% at December 31, 2019.
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
Table 18 reflects our contractual obligations and other commercial commitments outstanding as of December 31, 2020. Any of our $8 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in our condition or if our qualifying collateral is less than the amount required under the terms of the borrowing agreement.
In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. The following table presents a summary of our outstanding loan commitments as of December 31, 2020:

($ in millions)
Type of Commitment	Fixed Rate	Variable Rate	Total
Loan commitments	$239	94	333
Unused lines of credit	188	900	1,088
Total	$427	994	1,421
At December 31, 2020 and 2019, we also had $14.1 million and $12.0 million, respectively, in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is that of a stand-alone obligation made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral. Over the past two years, we have had to honor only a few standby letters of credit, none of which resulted in any loss to the Company. We expect any draws under existing commitments to be funded through normal operations.
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
Capital Resources and Shareholders’ Equity
Shareholders’ equity at December 31, 2020 amounted to $893.4 million compared to $852.4 million at December 31, 2019 and $764.2 million at December 31, 2018. The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decrease shareholders’ equity. Additionally, any stock issuances can significantly increase shareholders’ equity, including those associated with acquisitions, and any stock repurchases reduce shareholders’ equity.
In 2020, the most significant factors that impacted our equity were 1) the $81.5 million net income reported for 2020, which increased equity, 2) common stock dividends declared of $20.8 million, which reduced equity, 3) other comprehensive income of $9.2 million (primarily driven by increases in unrealized gains on available securities for sale), which increased equity, and 4) stock repurchases of $31.9 million, which decreased equity. See the Consolidated Statements of Shareholders’ Equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.
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
With the acquisition of Carolina Bank in March 2017, we assumed a deferred compensation plan for certain members of Carolina Bank’s board of directors that is fully funded by Company stock, which was valued at $7.7 million on the date of acquisition. Subsequent to the acquisition in 2017, approximately $5.5 million of the deferred compensation has been paid to the plan participants. The balances of the related asset and liability were each $2.2 million at December 31, 2020, both of which are presented as components of shareholders’ equity.
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
The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized.”) As of December 31, 2020, approximately $590,672,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.
Table 20 presents our regulatory capital ratios as of December 31, 2020, 2019, and 2018. All of our capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.
In this economic environment, our goal is to maintain our capital ratios at levels at least 200 basis points higher than the “well capitalized” thresholds set for banks. At December 31, 2020, our tier 1 leverage ratio was 9.88% compared to the regulatory well capitalized bank-level threshold of 5.00% and our total risk-based capital ratio was 15.37% compared to the 10.50% regulatory well capitalized threshold.
In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE Ratio was 9.08% at December 31, 2020 compared to 10.20% at December 31, 2019, with the decline in 2020 being due to the high asset growth that was a result of high deposit growth.
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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivatives activities through December 31, 2020 and have no current plans to do so.
Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)
Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin), even during periods of changing interest rates. Over the past five calendar years, our net interest margin has ranged from a low of 3.56% (realized in 2020) to a high of 4.09% (realized in 2018). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At December 31, 2020, approximately 68% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.
Table 17 sets forth our interest rate sensitivity analysis as of December 31, 2020, using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by Table 17, at December 31, 2020, we had $2.0 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2020 were deposits totaling $3.3 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.
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

In an effort to address concerns about the national and global economy the Federal Reserve cut interest rates by 75 basis points in the second half of 2019. And in March 2020, the Federal Reserve cut interest rates by an additional 150 basis points in response to the COVID-19 pandemic. Our interest-bearing cash balances and most of our variable rate loans, generally reset to lower rates soon after these interest rate cuts. We reduced our offering rates on most deposit products in March 2020 and our borrowing costs were also reduced by lower rates and repaying a significant portion of our outstanding borrowings. Overall however, the impact of the interest rate cuts negatively impacted our net interest margin and our earnings in 2020.

Assuming no significant changes in interest rates in the next twelve months, we expect continued pressure on our net interest margin (excluding the impact of PPP - see below) as a result of the flat yield curve and the expectation of lower interest rates on the redeployment of cash received on maturing loans and investments that will likely not be fully offset by lower funding costs. In addition, further stimulus payments made by the government may result in additional low yielding liquidity that would likely result in incremental interest income, but negatively impact the net interest margin.

In April and early May 2020, we approved approximately $245 million in PPP loans. These loans all have an interest rate of 1.00%. In addition to the interest rate, the SBA compensated us with an origination fee for each loan of between 1% to 5% of the loan amount, depending on the size of each loan. We received approximately $10.6 million in these fees related to these loans, which were netted against the cost to originate each loan of approximately $0.6 million and are initially being amortized over the two year maturities of the loans using the effective interest method of recognition. Early repayments, including the loan forgiveness provisions contained in the PPP, will result in accelerated amortization. In 2020, we amortized $4.1 million of the PPP loan fees. Remaining deferred fees at December 31, 2020 amounted to $6.0 million, which we expect to substantially realize . in the first half of 2021, thus favorably impacting our net interest margin.

As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to the acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans amounted to $3.8 million, $4.6 million, and $7.0 million in 2020, 2019, and 2018, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that are initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $8.9 million at December 31, 2020 compared to $12.7 million at December 31, 2019.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk.”

Table 1 Selected Consolidated Financial Data

($ in thousands, except per share and nonfinancial data)	Year Ended December 31,
	2020	2019	2018	2017	2016
Income Statement Data
Interest income	$237,684	250,107	231,207	177,382	130,987
Interest expense	19,562	33,903	23,777	12,671	7,607
Net interest income	218,122	216,204	207,430	164,711	123,380
Provision (reversal) for loan losses	35,039	2,263	(3,589)	723	(23)
Net interest income after provision	183,083	213,941	211,019	163,988	123,403
Noninterest income	81,346	59,529	58,942	49,232	26,176
Noninterest expense	161,298	157,194	156,483	145,481	107,446
Income before income taxes	103,131	116,276	113,478	67,739	42,133
Income taxes	21,654	24,230	24,189	21,767	14,624
Net income	81,477	92,046	89,289	45,972	27,509
Preferred stock dividends	—	—	—	—	(175)
Net income available to common shareholders	81,477	92,046	89,289	45,972	27,334

Earnings per common share – basic	2.81	3.10	3.02	1.82	1.37
Earnings per common share – diluted	2.81	3.10	3.01	1.82	1.33

Per Share Data (Common)
Cash dividends declared – common	$0.72	0.54	0.40	0.32	0.32
Market Price
High	40.00	41.34	43.14	41.76	28.49
Low	17.32	31.22	30.50	26.47	17.15
Close	33.83	39.91	32.66	35.31	27.14
Stated book value – common	31.26	28.80	25.71	23.38	17.66

Selected Balance Sheet Data (at year end)
Total assets	$7,289,751	6,143,639	5,864,116	5,547,037	3,614,862
Loans	4,731,315	4,453,466	4,249,064	4,042,369	2,710,712
Allowance for loan losses	52,388	21,398	21,039	23,298	23,781
Intangible assets	254,638	251,585	255,480	257,507	79,475
Deposits	6,273,596	4,931,355	4,659,339	4,406,955	2,947,353
Borrowings	61,829	300,671	406,609	407,543	271,394
Total shareholders’ equity	893,421	852,401	764,230	692,979	368,101

Selected Average Balances
Assets	$6,765,998	6,027,047	5,693,760	4,590,786	3,422,267
Loans	4,702,743	4,346,331	4,161,838	3,420,939	2,603,327
Earning assets	6,160,100	5,448,400	5,112,436	4,101,949	3,108,918
Deposits	5,644,290	4,824,216	4,516,811	3,696,730	2,827,513
Interest-bearing liabilities	3,897,912	3,720,536	3,663,077	3,025,401	2,324,823
Shareholders’ equity	874,532	812,823	727,920	533,205	360,715

Ratios
Return on average assets	1.20%	1.53%	1.57%	1.00%	0.80%
Return on average common equity	9.32%	11.32%	12.27%	8.62%	7.73%
Net interest margin (taxable-equivalent basis)	3.56%	4.00%	4.09%	4.08%	4.03%
Loans to deposits at year end	75.42%	90.31%	91.19%	91.73%	91.97%
Allowance for loan losses to total loans	1.11%	0.48%	0.50%	0.58%	0.88%
Nonperforming assets to total assets at year end	0.64%	0.62%	0.74%	0.96%	1.64%
Net charge-offs (recoveries) to average total loans	0.09%	0.04%	(0.03%)	0.04%	0.14%

Nonfinancial Data – number of branches	101	101	101	104	88
Nonfinancial Data – number of employees (FTEs)	1,095	1,088	1,076	1,140	834

Note - During 2017, the Company completed two significant whole-bank acquisitions. See additional discussion in "Mergers and Acquisitions" in Item 1.

Table 2 Average Balances and Net Interest Income Analysis
	Year Ended December 31,
	2020			2019			2018
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$4,702,743	4.53%	$213,099	$4,346,331	5.08%	$220,784	$4,161,838	5.01%	$208,609
Taxable securities	967,900	2.11%	20,429	719,435	2.76%	19,881	419,356	2.54%	10,638
Non-taxable securities	34,108	2.13%	725	32,200	3.13%	1,007	50,945	2.91%	1,482
Other interest-earning assets, primarily overnight funds	455,349	0.75%	3,431	350,434	2.41%	8,435	480,297	2.18%	10,478
Total interest-earning assets	6,160,100	3.86%	237,684	5,448,400	4.59%	250,107	5,112,436	4.52%	231,207
Cash and due from banks	81,154			55,422			80,053
Premises and equipment	116,425			117,465			115,573
Other assets	408,319			405,760			385,698
Total assets	$6,765,998			$6,027,047			$5,693,760

Liabilities and Equity
Interest-bearing checking accounts	$1,019,773	0.12%	$1,208	$891,766	0.15%	$1,358	$875,751	0.10%	$887
Money market accounts	1,367,851	0.34%	4,632	1,111,599	0.63%	6,992	1,023,162	0.32%	3,265
Savings accounts	467,682	0.15%	711	419,450	0.29%	1,201	439,880	0.21%	922
Time deposits >$100,000	616,171	1.33%	8,215	704,332	1.93%	13,598	641,516	1.30%	8,356
Other time deposits	239,990	0.64%	1,535	260,741	0.73%	1,901	275,904	0.38%	1,061
Total interest-bearing deposits	3,711,467	0.44%	16,301	3,387,888	0.74%	25,050	3,256,213	0.45%	14,491
Short-term borrowings	71,955	1.42%	1,022	209,613	2.54%	5,324	222,891	2.11%	4,703
Long-term borrowings	114,490	1.96%	2,239	123,035	2.86%	3,529	183,973	2.49%	4,583
Total interest-bearing liabilities	3,897,912	0.50%	19,562	3,720,536	0.91%	33,903	3,663,077	0.65%	23,777
Noninterest-bearing checking accounts	1,932,823			1,436,329			1,260,598
Total sources of funds	5,830,735	0.34%		5,156,865	0.66%		4,923,675	0.48%
Other liabilities	60,731			57,359			42,165
Shareholders’ equity	874,532			812,823			727,920
Total liabilities and shareholders’ equity	$6,765,998			$6,027,047			$5,693,760
Net yield on interest-earning assets and net interest income		3.54%	$218,122		3.97%	$216,204		4.06%	$207,430
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.56%	$219,590		4.00%	$217,845		4.09%	$209,024

Interest rate spread		3.36%			3.68%			3.87%

Average prime rate		3.54%			5.28%			4.91%
(1)Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization, in the amounts of $4,755, $1,264, and $1,905 for 2020, 2019, and 2018, respectively.
(2)Includes accretion of discount on acquired and SBA loans of $6,328, $5,974, and $7,812 in 2020, 2019, and 2018, respectively.
(3)Includes tax-equivalent adjustments of $1,468, $1,641, and $1,594 in 2020, 2019, and 2018, respectively, to reflect the federal and state tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Table 3 Volume and Rate Variance Analysis
	Year Ended December 31, 2020			Year Ended December 31, 2019
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income:
Loans	$17,128	(24,813)	(7,685)	9,310	2,865	12,175
Taxable securities	6,055	(5,507)	548	7,952	1,291	9,243
Non-taxable securities	50	(332)	(282)	(566)	91	(475)
Short-term investments, primarily overnight funds	1,658	(6,662)	(5,004)	(2,979)	936	(2,043)
Total interest income	24,891	(37,314)	(12,423)	13,717	5,183	18,900

Interest expense:
Interest bearing checking accounts	173	(323)	(150)	20	451	471
Money market accounts	1,240	(3,600)	(2,360)	419	3,310	3,729
Savings accounts	106	(596)	(490)	(51)	330	279
Time deposits >$100,000	(1,439)	(3,944)	(5,383)	1,016	4,229	5,245
Other time deposits	(142)	(224)	(366)	(84)	919	835
Total interest-bearing deposits	(62)	(8,687)	(8,749)	1,320	9,239	10,559
Short-term borrowings	(2,726)	(1,577)	(4,303)	(309)	930	621
Long-term borrowings	(213)	(1,076)	(1,289)	(1,626)	572	(1,054)
Total interest expense	(3,001)	(11,340)	(14,341)	(615)	10,741	10,126

Net interest income	$27,892	(25,974)	1,918	14,332	(5,558)	8,774
Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4 Noninterest Income
	Year Ended December 31,
($ in thousands)	2020	2019	2018
Service charges on deposit accounts	$11,098	12,970	12,690
Other service charges, commissions and fees - interchange income, net of interchange expense	14,142	13,814	11,995
Other service charges, commissions, and fees - other	5,955	5,667	4,493
Fees from presold mortgage loans	14,183	3,944	2,735
Commissions from sales of insurance and financial products	8,848	8,495	8,731
SBA consulting fees	8,644	3,872	4,675
SBA loan sale gains	7,973	8,275	10,366
Bank-owned life insurance income	2,533	2,564	2,534
Securities gains (losses), net	8,024	97	—
Other gains (losses), net	(54)	(169)	723
Noninterest income	$81,346	59,529	58,942
Non-GAAP adjustments - Exclude:
Securities (gains) losses, net	(8,024)	(97)	—
Other (gains) losses, net	54	169	(723)
Adjusted noninterest income	$73,376	59,601	58,219

Table 5 Noninterest Expenses
	Year Ended December 31,
($ in thousands)	2020	2019	2018

Salaries	$84,941	79,129	75,077
Employee benefits	16,027	16,844	16,888
Total personnel expense	100,968	95,973	91,965
Occupancy expense	11,278	11,122	10,793
Equipment related expenses	4,285	5,023	5,627
Merger and acquisition expenses	—	192	2,358
Amortization of intangible assets	3,956	4,858	5,917
Dues and subscriptions expense (includes software licenses)	4,764	4,250	3,431
Data processing expense	3,157	3,130	3,234
Telephone and data lines	2,893	3,057	3,024
Marketing expense	1,960	2,727	3,065
Non-credit losses	1,024	974	960
Foreclosed property losses, net	547	939	565
Other operating expenses	26,466	24,949	25,544
Total	$161,298	157,194	156,483

Table 6 Income Taxes
($ in thousands)		2020	2019	2018
Current	- Federal	$27,799	19,920	19,188
	- State	3,909	2,499	3,187
Deferred	- Federal	(8,893)	1,572	1,658
	- State	(1,161)	239	156
Total tax expense		$21,654	24,230	24,189

Effective tax rate		21.0%	20.8%	21.3%

Table 7 Distribution of Assets and Liabilities
	As of December 31,
	2020	2019	2018
Assets
Interest-earning assets
Net loans	64%	72%	72%
Securities available for sale	20	13	9
Securities held to maturity	2	1	2
Short-term investments	4	3	7
Total interest-earning assets	90	89	90

Noninterest-earning assets
Cash and due from banks	1	1	1
Premises and equipment	2	2	2
Intangible assets	3	4	4
Foreclosed real estate	—	—	—
Bank-owned life insurance	1	2	2
Other assets	3	2	1
Total assets	100%	100%	100%

Liabilities and shareholders’ equity
Noninterest-bearing checking accounts	30%	25%	22%
Interest-bearing checking accounts	16	15	16
Money market accounts	22	19	18
Savings accounts	7	7	7
Time deposits of $100,000 or more	8	10	12
Other time deposits	3	4	4
Total deposits	86	80	79
Borrowings	1	5	7
Accrued expenses and other liabilities	1	1	1
Total liabilities	88	86	87

Shareholders’ equity	12	14	13
Total liabilities and shareholders’ equity	100%	100%	100%

Table 8 Securities Portfolio Composition
	As of December 31,
($ in thousands)	2020	2019	2018
Securities available for sale:
Government-sponsored enterprise securities	$70,206	20,009	82,662
Mortgage-backed securities	1,337,706	767,285	385,551
Corporate bonds	45,220	34,651	33,138
Total securities available for sale	1,453,132	821,945	501,351

Securities held to maturity:
Mortgage-backed securities	29,959	41,423	52,048
State and local governments	137,592	26,509	49,189
Total securities held to maturity	167,551	67,932	101,237

Total securities	$1,620,683	889,877	602,588

Average total securities during year	$1,002,008	751,635	470,301

Table 9 Securities Portfolio Maturity Schedule
	As of December 31,
	2020
($ in thousands)	Book Value	Fair Value	Book Yield (1)
Securities available for sale:

Government-sponsored enterprise securities
Due after five but within ten years	$60,016	60,280	1.14%
Due after ten years	10,000	9,926	1.24%
Total	70,016	70,206	1.15%

Mortgage-backed securities (2)
Due within one year	12,423	12,593	0.72%
Due after one but within five years	637,867	654,200	1.75%
Due after five but within ten years	498,645	500,402	1.43%
Due after ten years	170,063	170,511	1.46%
Total	1,318,998	1,337,706	1.58%

Corporate debt securities
Due after one but within five years	28,670	30,265	3.46%
Due after five but within ten years	14,000	14,120	4.12%
Due after ten years	1,000	835	2.47%
Total	43,670	45,220	3.65%

Total securities available for sale
Due within one year	12,423	12,593	0.72%
Due after one but within five years	666,537	684,465	1.82%
Due after five but within ten years	572,661	574,802	1.47%
Due after ten years	181,063	181,272	1.45%
Total	$1,432,684	$1,453,132	1.62%

Securities held to maturity:

Mortgage-backed securities (2)
Due after one but within five years	$29,959	30,900	1.82%
Total	29,959	30,900	1.82%

State and local governments
Due within one year	2,087	2,101	3.75%
Due after one but within five years	2,915	3,008	4.59%
Due after five but within ten years	3,418	3,536	2.70%
Due after ten years	129,172	131,189	2.08%
Total securities held to maturity	137,592	139,834	2.17%

Total securities held to maturity
Due within one year	2,087	2,101	3.75%
Due after one but within five years	32,874	33,908	2.07%
Due after five but within ten years	3,418	3,536	2.70%
Due after ten years	129,172	131,189	2.08%
Total	$167,551	170,734	2.11%
________________________________________
(1)Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 22.98% tax rate.
(2)Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.

Table 10 Loan Portfolio Composition
	As of December 31,
	2020		2019		2018		2017		2016
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$782,549	17%	$504,271	11%	$457,037	11%	$381,130	10%	$261,813	9%
Real estate – construction, land development & other land loans	570,672	12%	530,866	12%	518,976	12%	539,020	13%	354,667	13%
Real estate – mortgage – residential (1-4 family) first mortgages	972,378	21%	1,105,014	25%	1,054,176	25%	972,772	24%	750,679	28%
Real estate – mortgage – home equity loans / lines of credit	306,256	6%	337,922	8%	359,162	8%	379,978	9%	239,105	9%
Real estate – mortgage – commercial and other	2,049,203	43%	1,917,280	43%	1,787,022	42%	1,696,107	42%	1,049,460	39%
Consumer loans	53,955	1%	56,172	1%	71,392	2%	74,348	2%	55,037	2%
Loans, gross	4,735,013	100%	4,451,525	100%	4,247,765	100%	4,043,355	100%	2,710,761	100%
Unamortized net deferred loan costs (fees)	(3,698)		1,941		1,299		(986)		(49)
Total loans	$4,731,315		4,453,466		4,249,064		4,042,369		2,710,712

Table 11 Loan Maturities
	As of December 31, 2020
	Due within one year		Due after one year but within five years		Due after five years but within fifteen years		Due after fifteen years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$66,551	7.31%	$45,998	5.32%	$48,787	5.68%	$562	5.02%	$161,898	6.25%
Real estate – construction, land development & other land loans	80,705	4.68%	53,802	4.05%	1,750	4.39%	10,959	5.25%	147,216	4.49%
Real estate – mortgage – residential (1-4 family) first mortgages	10,597	4.88%	15,798	5.12%	28,339	4.44%	153,380	3.71%	208,114	3.92%
Real estate – mortgage – home equity loans / lines of credit	13,134	3.97%	57,034	4.02%	211,972	3.61%	317	3.86%	282,457	3.70%
Real estate – mortgage – commercial and other	59,494	3.39%	165,134	3.42%	63,535	3.52%	98,466	4.76%	386,629	3.77%
Consumer loans	2,898	4.01%	20,029	8.66%	65	12.54%	1,694	5.64%	24,686	7.90%
Total at variable rates	233,379	5.06%	357,795	4.22%	354,448	3.95%	265,378	4.18%	1,211,000	4.28%
Fixed Rate Loans:
Commercial, financial, and agricultural	$29,840	3.11%	$389,178	2.28%	$106,870	3.38%	$81,385	2.83%	$607,273	2.59%
Real estate – construction, land development & other land loans	112,719	3.66%	171,095	4.76%	138,081	4.22%	918	3.40%	422,813	4.29%
Real estate – mortgage – residential (1-4 family) first mortgages	24,570	5.16%	149,886	4.13%	127,953	3.97%	455,807	3.86%	758,216	3.97%
Real estate – mortgage – home equity loans / lines of credit	42	4.91%	5	5.50%	22,419	2.90%	—	—%	22,466	2.90%
Real estate – mortgage – commercial and other	139,742	4.42%	759,673	4.53%	737,640	3.99%	8,327	2.51%	1,645,382	4.27%
Consumer loans	1,303	5.67%	20,073	6.11%	5,171	7.61%	2,542	17.55%	29,089	7.36%
Total at fixed rates	308,216	4.08%	1,489,910	3.95%	1,138,134	3.96%	548,979	3.75%	3,485,239	3.93%

Subtotal	541,595	4.50%	1,847,705	4.00%	1,492,582	3.94%	814,357	3.89%	4,696,239	4.02%
Nonaccrual loans	35,076		—		—		—		35,076
Total loans	$576,671		$1,847,705		$1,492,582		$814,357		$4,731,315
The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Table 12 Nonperforming Assets
	As of December 31,
($ in thousands)	2020	2019	2018	2017	2016
Nonperforming assets
Nonaccrual loans	$35,076	24,866	22,575	20,968	27,468
Restructured loans - accruing	9,497	9,053	13,418	19,834	22,138
Accruing loans >90 days past due	—	—	—	—	—
Total nonperforming loans	44,573	33,919	35,993	40,802	49,606
Foreclosed properties	2,424	3,873	7,440	12,571	9,532
Total nonperforming assets	$46,997	37,792	43,433	53,373	59,138

Purchased credit impaired loans not included above (1)	$8,591	12,664	17,393	23,165	—

Allowance for loan losses	$52,388	21,398	21,039	23,298	23,781

Total Loans	$4,731,315	4,453,466	4,249,064	4,042,369	2,710,712

Asset Quality Ratios
Nonaccrual loans to total loans	0.74%	0.56%	0.53%	0.52%	1.01%
Nonperforming loans to total loans	0.94%	0.76%	0.85%	1.01%	1.83%
Nonperforming assets to total loans and foreclosed properties	0.99%	0.85%	1.02%	1.32%	2.17%
Nonperforming assets to total assets	0.64%	0.62%	0.74%	0.96%	1.64%
Allowance for loan losses to nonaccrual loans	149.36%	86.05%	93.20%	111.11%	86.58%
(1) In the March 3, 2017 acquisition of Carolina Bank and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in purchased credit impaired loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from the nonperforming loan amounts.

Table 12a Nonperforming Assets by Geographical Region
	As of December 31, 2020
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Properties
Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$5,388	$1,057,000	0.51%	$545
Triangle Region (NC)	5,338	982,000	0.54%	483
Triad Region (NC)	6,226	810,000	0.77%	72
Charlotte Region (NC)	1,238	358,000	0.35%	—
Southern Piedmont Region (NC)	3,244	274,000	1.18%	106
Western Region (NC)	3,225	601,000	0.54%	23
South Carolina Region	1,294	214,000	0.60%	349
PPP Loans	—	241,000	—%
Other	18,620	194,000	9.60%	846
Total nonaccrual loans and troubled debt restructurings	$44,573	$4,731,000	0.94%	$2,424
_____________________________
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
Southern Piedmont North Carolina Region - Richmond, Scotland, Robeson, Bladen, Columbus, Cumberland
Western North Carolina Region - Buncombe, Henderson, Madison, McDowell, Transylvania
South Carolina Region - Chesterfield, Dillon, Florence
Former Virginia Region - Wythe, Washington, Montgomery, Roanoke
The "Other" line item includes loans originated on a national basis through the Company’s SBA Lending Division and through the Company's Credit Card Division

Table 13 Allocation of the Allowance for Loan Losses
	As of December 31,
($ in thousands)	2020	% of Loan Category	2019	% of Loan Category	2018	% of Loan Category	2017	% of Loan Category	2016	% of Loan Category

Commercial, financial, and agricultural	$11,316	1.45%	4,553	0.90%	2,889	0.63%	3,111	0.82%	3,829	1.46%
Real estate – construction, land development	5,355	0.94%	1,976	0.37%	2,243	0.43%	2,816	0.52%	2,691	0.76%
Real estate – residential (1-4 family) first mortgages	8,048	0.83%	3,832	0.35%	5,197	0.49%	6,147	0.63%	7,704	1.03%
Real estate – mortgage - home equity lines of credit	2,375	0.78%	1,127	0.33%	1,665	0.46%	1,827	0.48%	2,420	1.01%
Real estate – mortgage - commercial and other	23,603	1.15%	8,938	0.47%	7,983	0.45%	6,475	0.38%	5,098	0.49%
Consumer loans	1,478	2.74%	972	1.73%	952	1.33%	950	1.28%	1,145	2.08%
Total allocated	52,175		21,398		20,929		21,326		22,887
Unallocated	213	n/a	—	n/a	110	n/a	1,972	n/a	894	n/a
Total	$52,388	1.11%	21,398	0.48%	21,039	0.50%	23,298	0.58%	23,781	0.88%

Note: "% of Loan Category" represents the Allowance for Loan Losses as a percent of the respective total loan categories presented in Table 10.
n/a - not applicable

Table 14 Loan Loss and Recovery Experience
	As of December 31,
($ in thousands)	2020	2019	2018	2017	2016
Loans outstanding at end of year	$4,731,315	4,453,466	4,249,064	4,042,369	2,710,712
Average amount of loans outstanding	$4,702,743	4,346,331	4,161,838	3,420,939	2,603,327

Allowance for loan losses, at beginning of year	$21,398	21,039	23,298	23,781	28,583
Provision (reversal) for loan losses – non-covered	35,039	2,263	(3,589)	723	2,109
Provision (reversal) for loan losses – covered	—	—	—	—	(2,132)
Total provision (reversal) for loan losses	35,039	2,263	(3,589)	723	(23)
	56,437	23,302	19,709	24,504	28,560
Loans charged off:
Commercial, financial, and agricultural	(5,608)	(2,473)	(2,128)	(1,622)	(2,033)
Real estate – construction, land development & other land loans	(51)	(553)	(158)	(589)	(1,101)
Real estate – mortgage – residential (1-4 family) first mortgages	(478)	(657)	(1,734)	(2,641)	(3,894)
Real estate – mortgage – home equity loans / lines of credit	(524)	(307)	(711)	(978)	(1,010)
Real estate – mortgage – commercial and other	(968)	(1,556)	(1,459)	(1,182)	(1,088)
Consumer loans	(873)	(757)	(781)	(799)	(1,288)
Total charge-offs	(8,502)	(6,303)	(6,971)	(7,811)	(10,414)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	745	980	1,195	1,311	817
Real estate – construction, land development & other land loans	1,552	1,275	4,097	2,579	2,690
Real estate – mortgage – residential (1-4 family) first mortgages	754	705	833	1,076	1,207
Real estate – mortgage – home equity loans / lines of credit	487	629	364	333	279
Real estate – mortgage – commercial and other	621	575	1,503	1,027	1,286
Consumer loans	294	235	309	279	406
Total recoveries	4,453	4,399	8,301	6,605	6,685
Net (charge-offs) recoveries	(4,049)	(1,904)	1,330	(1,206)	(3,729)
Allowance removed related to sold loans	—	—	—	—	(1,050)
Allowance for loan losses, at end of year	$52,388	21,398	21,039	23,298	24,831

Covered net recoveries included above (1)	$—	—	—	—	1,714
Ratios:
Total net charge-offs (recoveries) as a percent of average loans	0.09%	0.04%	(0.03%)	0.04%	0.14%
Allowance for loan losses as a percent of loans at end of year	1.11%	0.48%	0.50%	0.58%	0.88%
Allowance for loan losses as a multiple of net charge-offs	12.94x	11.24x	n/m	19.32x	6.38x
Provision (reversal) for loan losses as a percent of net charge-offs	865.37%	118.86%	n/m	59.95%	(0.62%)
Recoveries of loans previously charged-off as a percent of loans charged-off	52.38%	69.79%	119.08%	84.56%	64.19%
(1)On September 22, 2016, all FDIC loss-share agreements were terminated, and accordingly, assets previously covered under those agreements became non-covered on that date.
n/m – not meaningful

Table 14a Loan Loss and Recovery Experience, continued
	As of December 31,
($ in thousands)	2020	2019	2018	2017	2016
Net loan (charge-offs) recoveries
Commercial, financial, and agricultural	$(4,863)	(1,493)	(933)	(311)	(1,216)
Real estate – construction, land development & other land loans	1,501	722	3,939	1,990	1,589
Real estate – mortgage – residential (1-4 family) first mortgages	276	48	(901)	(1,565)	(2,687)
Real estate – mortgage – home equity loans / lines of credit	(37)	322	(347)	(645)	(731)
Real estate – mortgage – commercial and other	(347)	(981)	44	(155)	198
Consumer loans	(579)	(522)	(472)	(520)	(882)
Total (charge-offs) recoveries	$(4,049)	(1,904)	1,330	(1,206)	(3,729)
Average loans:
Commercial, financial, and agricultural	$707,976	482,654	430,449	367,793	246,105
Real estate – construction, land development & other land loans	615,717	503,183	555,354	466,272	323,894
Real estate – mortgage – residential (1-4 family) first mortgages	1,028,334	1,074,938	1,015,360	779,307	743,692
Real estate – mortgage – home equity loans / lines of credit	316,593	346,331	366,416	333,397	238,082
Real estate – mortgage – commercial and other	1,981,763	1,872,666	1,723,117	1,412,511	1,000,341
Consumer loans	52,360	66,559	71,142	61,659	51,213
Total average loans	$4,702,743	4,346,331	4,161,838	3,420,939	2,603,327

Ratios:
Total net charge-offs (recoveries) as a percent of average loans	0.09%	0.04%	(0.03%)	0.04%	0.14%
Net charge-offs (recoveries) by loan category as a percent of average loans:
Commercial, financial, and agricultural	0.69%	0.31%	0.22%	0.08%	0.49%
Real estate – construction, land development & other land loans	(0.24%)	(0.14%)	(0.71%)	(0.43%)	(0.49%)
Real estate – mortgage – residential (1-4 family) first mortgages	(0.03%)	—%	0.09%	0.20%	0.36%
Real estate – mortgage – home equity loans / lines of credit	0.01%	(0.09%)	0.09%	0.19%	0.31%
Real estate – mortgage – commercial and other	0.02%	0.05%	—%	0.01%	(0.02%)
Consumer loans	1.11%	0.78%	0.66%	0.84%	1.72%

Table 15 Average Deposits
	Year Ended December 31,
	2020		2019		2018
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Interest-bearing checking accounts	$1,019,773	0.12%	$891,766	0.15%	$875,751	0.10%
Money market accounts	1,367,851	0.34%	1,111,599	0.63%	1,023,162	0.32%
Savings accounts	467,682	0.15%	419,450	0.29%	439,880	0.21%
Time deposits >$100,000	616,171	1.33%	704,332	1.93%	641,516	1.30%
Other time deposits	239,990	0.64%	260,741	0.73%	275,904	0.38%
Total interest-bearing deposits	3,711,467	0.44%	3,387,888	0.74%	3,256,213	0.45%
Noninterest-bearing checking accounts	1,932,823	—	1,436,329	—	1,260,598	—
Total deposits	5,644,290	0.29%	4,824,217	0.52%	4,516,811	0.32%

Table 16 Maturities of Time Deposits
	As of December 31, 2020
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Time deposits of $100,000 or more	$183,859	139,653	175,318	65,535	564,365

Time deposits of $250,000 or more Included above	$123,464	101,947	112,853	37,399	375,663

Table 17 Interest Rate Sensitivity Analysis
	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2020
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total

Earning assets:
Loans (1)	$1,146,012	256,236	1,402,248	3,329,067	4,731,315
Securities available for sale (2)	66,359	187,407	253,766	1,199,366	1,453,132
Securities held to maturity (2)	6,965	10,993	17,958	149,593	167,551
Other earning assets, primarily short-term investments	321,692	—	321,692	17,671	339,363
Total earning assets	$1,541,028	454,636	1,995,664	4,695,697	6,691,361

Percent of total earning assets	23.03%	6.79%	29.82%	70.18%	100.00%
Cumulative percent of total earning assets	23.03%	29.82%	29.82%	100.00%	100.00%

Interest-bearing liabilities:
Interest-bearing checking accounts	$1,172,022	—	1,172,022	—	1,172,022
Money market accounts	1,581,364	—	1,581,364	—	1,581,364
Savings accounts	519,266	—	519,266	—	519,266
Time deposits of $100,000 or more	183,859	314,971	498,830	65,535	564,365
Other time deposits	52,285	130,603	182,888	43,679	226,567
Borrowings	54,200	—	54,200	7,629	61,829
Total interest-bearing liabilities	$3,562,996	445,574	4,008,570	116,843	4,125,413

Percent of total interest-bearing liabilities	86.37%	10.80%	97.17%	2.83%	100.00%
Cumulative percent of total interest-bearing liabilities	86.37%	97.17%	97.17%	100.00%	100.00%

Interest sensitivity gap	$(2,021,968)	9,062	(2,012,906)	4,578,854	2,565,948
Cumulative interest sensitivity gap	$(2,021,968)	(2,012,906)	(2,012,906)	2,565,948	2,565,948
Cumulative interest sensitivity gap as a percent of total earning assets	(30.22%)	(30.08%)	(30.08%)	38.35%	38.35%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	43.25%	49.78%	49.78%	162.20%	162.20%
____________________________________
(1)The three months or less category for loans includes $455,757 in adjustable rate loans that are at their contractual rate floors. Of that amount, approximately $206,741 will reprice higher within the next 100 basis points of increases in the underlying interest rate.

(2)Securities available for sale include government-sponsored enterprise securities, mortgage-backed securities, and corporate bonds. Securities held to maturity include mortgage-backed securities and state and local government securities. For fixed rate mortgage-backed securities, the principal is assumed to reprice equally over the average life of the underlying security. All other fixed rate securities are assumed to reprice based on maturity date or call date. Variable rate securities are included in the period in which they are subject to reprice.

Table 18 Contractual Obligations and Other Commercial Commitments
	Payments Due by Period ($ in thousands)
Contractual Obligations As of December 31, 2020	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$61,829	1,129	3,228	2,096	55,376
Operating leases	26,736	2,245	3,505	2,714	18,272
Time deposits	790,932	681,719	84,493	24,046	674
Non-qualified postretirement plan liabilities	9,310	330	648	658	7,674
Committed investment obligations	6,342	6,342	—	—	—
Estimated interest expense on borrowings and time deposits (1)	22,568	4,565	3,940	3,021	11,042
Total contractual cash obligations	$917,717	696,330	95,814	32,535	93,038

(1) Represents forecasted interest expense on borrowings and time deposits based on interest rates at December 31, 2020. Forecasts are based on the contractual maturity of each liability.

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments As of December 31, 2020	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit cards	$145,669	72,835	72,834
Lines of credit and loan commitments	1,275,354	560,702	254,859	58,619	401,174
Standby letters of credit	14,061	13,482	578	1	—
Total commercial commitments	$1,435,084	647,019	328,271	58,620	401,174

Table 19 Market Risk Sensitive Instruments
	Expected Maturities of Market Sensitive Instruments Held at December 31, 2020 Occurring in Indicated Year
($ in thousands)	2021	2022	2023	2024	2025	Beyond	Total	Average Interest Rate	Estimated Fair Value

Due from banks, interest-bearing	$273,566	—	—	—	—	—	273,566	0.09%	$273,566
Presold mortgages in process of settlement	42,271	—	—	—	—	—	42,271	2.72%	42,271
SBA loans held for sale	6,077	—	—	—	—	—	6,077	5.65%	7,465
Debt Securities - at amortized cost (1) (2)	262,195	260,431	261,928	234,584	237,617	343,480	1,600,235	1.68%	1,623,866
Loans – fixed (3) (4)	308,216	539,822	308,930	362,341	284,459	1,681,471	3,485,239	3.93%	3,478,634
Loans – adjustable (3) (4)	233,379	134,730	95,279	76,133	54,141	617,338	1,211,000	4.28%	1,199,875
Total	$1,125,704	934,983	666,137	673,058	576,217	2,642,289	6,618,388	3.29%	$6,625,677

Interest-bearing checking accounts	$1,172,022	—	—	—	—	—	1,172,022	0.08%	$1,172,022
Money market accounts	1,581,364	—	—	—	—	—	1,581,364	0.23%	1,581,364
Savings accounts	519,266	—	—	—	—	—	519,266	0.10%	519,266
Time deposits	681,719	63,423	21,070	8,217	15,829	674	790,932	0.67%	792,665
Borrowings – fixed	1,129	1,237	1,991	1,047	1,049	1,178	7,631	1.68%	7,893
Borrowings – adjustable	—	—	—	—	—	54,198	54,198	2.20%	45,428
Total	$3,955,500	64,660	23,061	9,264	16,878	56,050	4,125,413	0.29%	$4,118,638
______________________
(1)Tax-exempt securities are reflected at a tax-equivalent basis using a 22.98% tax rate.
(2)Securities with call dates within 12 months of December 31, 2020 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)Excludes nonaccrual loans.
(4)Loans are shown in the period of their contractual maturity.
(5)Excludes the Company's investment in FHLB stock and FRB stock due to their perpetual nature.

Table 20 Risk-Based and Leverage Capital Ratios
	As of December 31,
($ in thousands)	2020	2019	2018

Risk-Based and Leverage Capital
Common Equity Tier I capital:
Shareholders’ equity	$893,421	852,401	764,230
Intangible assets, net of deferred tax liability	(239,702)	(236,636)	(240,625)
Accumulated other comprehensive income adjustments	(14,350)	(5,123)	11,961
Total Common Equity Tier I capital	639,369	610,642	535,566

Tier I capital:
Trust preferred securities eligible for Tier I capital treatment	52,496	52,345	52,198
Deductions from Tier I capital	—	—	—
Total Tier I leverage capital	691,865	662,987	587,764

Tier II capital:
Allowable allowance for loan losses	52,388	21,398	21,039
Other Tier II capital	582	546	625
Tier II capital additions	52,970	21,944	21,664
Total capital	$744,835	684,931	609,428

Total risk weighted assets	$4,846,322	4,599,799	4,361,238

Adjusted fourth quarter average assets	$7,001,834	5,924,020	5,612,092

Risk-based capital ratios:
Common equity Tier I capital to Tier I risk adjusted assets	13.19%	13.28%	12.28%
Minimum required under Basel III	7.00%	7.00%	6.375%
Fully phased-in minimum under Basel III	7.00%	7.00%	7.00%

Tier I capital to Tier I risk adjusted assets	14.28%	14.41%	13.48%
Minimum required under Basel III	8.50%	8.50%	7.875%
Fully phased-in minimum under Basel III	8.50%	8.50%	8.50%

Total risk-based capital to Tier II risk-adjusted assets	15.37%	14.89%	13.97%
Minimum required under Basel III	10.50%	10.50%	9.875%
Fully phased-in minimum under Basel III	10.50%	10.50%	10.50%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	9.88%	11.19%	10.47%
Minimum required under Basel III	4.00%	4.00%	4.00%
Fully phased-in minimum under Basel III	4.00%	4.00%	4.00%

Table 21 Quarterly Financial Summary (Unaudited)
	2020				2019
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest income, taxable equivalent	$59,780	59,035	57,970	62,367	63,351	62,795	63,445	62,159
Interest expense	3,317	3,955	5,016	7,274	8,313	8,604	8,613	8,374
Net interest income, taxable equivalent	56,463	55,080	52,954	55,093	55,038	54,191	54,832	53,785
Taxable equivalent, adjustment	457	347	330	334	382	413	423	424
Net interest income	56,006	54,733	52,624	54,759	54,656	53,778	54,409	53,361
Provision (reversal) for loan losses	4,031	6,120	19,298	5,590	3,176	(1,105)	(308)	500
Net interest income after provision for losses	51,975	48,613	33,326	49,169	51,480	54,883	54,717	52,861
Noninterest income - see Note	19,996	21,452	26,193	13,705	14,662	15,156	15,634	14,078
Noninterest expense	41,882	40,439	38,901	40,076	39,891	38,446	40,084	38,774
Income before income taxes	30,089	29,626	20,618	22,798	26,251	31,593	30,267	28,165
Income taxes	6,441	6,329	4,266	4,618	5,368	6,574	6,408	5,880
Net income	23,648	23,297	16,352	18,180	20,883	25,019	23,859	22,285

Per Common Share Data
Earnings per common share – basic	$0.83	0.81	0.56	0.62	0.71	0.84	0.80	0.75
Earnings per common share – diluted	0.83	0.81	0.56	0.62	0.71	0.84	0.80	0.75
Cash dividends declared	0.18	0.18	0.18	0.18	0.18	0.12	0.12	0.12
Market Price
High	34.78	25.20	29.65	40.00	41.34	37.65	39.49	39.82
Low	20.44	19.60	19.26	17.32	34.51	34.13	33.99	31.22
Close	33.83	20.93	25.08	23.08	39.91	35.90	36.42	34.76
Stated book value - common	31.26	30.70	29.95	29.69	28.80	28.20	27.43	26.50

Selected Average Balances
Assets	$7,240,685	6,904,112	6,727,762	6,183,098	6,159,232	6,021,979	5,994,595	5,945,049
Loans	4,771,446	4,785,848	4,738,702	4,512,893	4,419,982	4,354,477	4,329,866	4,280,272
Earning assets	6,640,732	6,294,556	6,102,012	5,595,734	5,560,099	5,440,014	5,417,284	5,372,766
Deposits	6,232,692	5,882,792	5,502,356	4,950,199	4,939,182	4,838,574	4,810,019	4,704,231
Interest-bearing liabilities	4,085,619	3,878,783	3,885,903	3,739,467	3,716,248	3,678,530	3,716,092	3,773,714
Shareholders’ equity	889,481	878,325	871,495	858,592	847,317	826,914	802,131	775,059

Ratios (annualized where applicable)
Return on average assets	1.30%	1.34%	0.98%	1.18%	1.35%	1.65%	1.60%	1.52%
Return on average common equity	10.58%	10.55%	7.55%	8.52%	9.78%	12.00%	11.93%	11.66%
Equity to assets at end of period	12.26%	12.47%	12.60%	13.52%	13.87%	13.76%	13.56%	13.03%
Average loans to average deposits	76.56%	81.35%	86.12%	91.17%	89.49%	90.00%	90.02%	90.99%
Average earning assets to interest-bearing liabilities	162.54%	162.28%	157.03%	149.64%	149.62%	147.89%	145.78%	142.37%
Net interest margin	3.38%	3.48%	3.49%	3.96%	3.93%	3.95%	4.06%	4.06%
Allowance for loan losses to gross loans	1.11%	1.02%	0.89%	0.54%	0.48%	0.44%	0.48%	0.49%
Nonperforming loans as a percent of total loans	0.94%	0.86%	0.94%	0.76%	0.76%	0.67%	0.67%	0.77%
Nonperforming assets as a percent of total assets	0.64%	0.63%	0.69%	0.60%	0.62%	0.56%	0.57%	0.65%
Net charge-offs (recoveries) as a percent of average total loans	0.07%	(0.06)%	0.12%	0.22%	0.09%	0.04%	—%	0.04%

Note: In the second quarter of 2020, the Company recorded $8.0 million in gains on the sale of available for sale securities, which are included in noninterest income for that quarter.

Item 8. Financial Statements and Supplementary Data
First Bancorp and Subsidiaries
Consolidated Balance Sheets
December 31, 2020 and 2019

($ in thousands)	2020	2019
Assets
Cash and due from banks, noninterest-bearing	$93,724	64,519
Due from banks, interest-bearing	273,566	166,783
Total cash and cash equivalents	367,290	231,302

Securities available for sale	1,453,132	821,945
Securities held to maturity (fair values of $170,734 in 2020 and $68,333 in 2019)	167,551	67,932

Presold mortgages in process of settlement	42,271	19,712
SBA loans held for sale	6,077	—

Loans	4,731,315	4,453,466
Allowance for loan losses	(52,388)	(21,398)
Net loans	4,678,927	4,432,068

Premises and equipment	120,502	114,859
Operating right-of-use lease assets	17,514	19,669
Accrued interest receivable	20,272	16,648
Goodwill	239,272	234,368
Other intangible assets	15,366	17,217
Foreclosed properties	2,424	3,873
Bank-owned life insurance	106,974	104,441
Other assets	52,179	59,605
Total assets	$7,289,751	6,143,639

Liabilities
Deposits: Noninterest-bearing checking accounts	$2,210,012	1,515,977
Interest-bearing checking accounts	1,172,022	912,784
Money market accounts	1,581,364	1,173,107
Savings accounts	519,266	424,415
Time deposits of $100,000 or more	564,365	649,947
Other time deposits	226,567	255,125
Total deposits	6,273,596	4,931,355
Borrowings	61,829	300,671
Accrued interest payable	904	2,154
Operating lease liabilities	17,868	19,855
Other liabilities	42,133	37,203
Total liabilities	6,396,330	5,291,238

Commitments and contingencies (see Note 12)

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none in 2020 and 2019	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 28,579,335 shares in 2020 and 29,601,264 shares in 2019	400,582	429,514
Retained earnings	478,489	417,764
Stock in rabbi trust assumed in acquisition	(2,243)	(2,587)
Rabbi trust obligation	2,243	2,587
Accumulated other comprehensive income (loss)	14,350	5,123
Total shareholders’ equity	893,421	852,401
Total liabilities and shareholders’ equity	$7,289,751	6,143,639
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2020, 2019 and 2018

($ in thousands, except per share data)	2020	2019	2018
Interest Income
Interest and fees on loans	$213,099	220,784	208,609
Interest on investment securities:
Taxable interest income	20,429	19,881	10,638
Tax-exempt interest income	725	1,007	1,482
Other, principally overnight investments	3,431	8,435	10,478
Total interest income	237,684	250,107	231,207

Interest Expense
Savings, checking and money market accounts	6,551	9,551	5,074
Time deposits of $100,000 or more	8,215	13,598	8,356
Other time deposits	1,535	1,901	1,061
Borrowings	3,261	8,853	9,286
Total interest expense	19,562	33,903	23,777

Net interest income	218,122	216,204	207,430
Provision (reversal) for loan losses	35,039	2,263	(3,589)
Net interest income after provision for loan losses	183,083	213,941	211,019

Noninterest Income
Service charges on deposit accounts	11,098	12,970	12,690
Other service charges, commissions and fees	20,097	19,481	16,488
Fees from presold mortgage loans	14,183	3,944	2,735
Commissions from sales of insurance and financial products	8,848	8,495	8,731
SBA consulting fees	8,644	3,872	4,675
SBA loan sale gains	7,973	8,275	10,366
Bank-owned life insurance income	2,533	2,564	2,534
Securities gains, net	8,024	97	—
Other gains (losses), net	(54)	(169)	723
Total noninterest income	81,346	59,529	58,942

Noninterest Expenses
Salaries	84,941	79,129	75,077
Employee benefits	16,027	16,844	16,888
Total personnel expense	100,968	95,973	91,965
Occupancy expense	11,278	11,122	10,793
Equipment related expenses	4,285	5,023	5,627
Merger and acquisition expenses	—	192	2,358
Intangibles amortization	3,956	4,858	5,917
Foreclosed property losses, net	547	939	565
Other operating expenses	40,264	39,087	39,258
Total noninterest expenses	161,298	157,194	156,483

Income before income taxes	103,131	116,276	113,478
Income tax expense	21,654	24,230	24,189

Net income	$81,477	92,046	89,289

Earnings per common share: Basic	$2.81	3.10	3.02
Earnings per common share: Diluted	2.81	3.10	3.01

Dividends declared per common share	$0.72	0.54	0.40

Weighted average common shares outstanding:
Basic	28,839,866	29,547,851	29,566,259
Diluted	28,981,567	29,720,499	29,707,431
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020, 2019 and 2018

($ in thousands)	2020	2019	2018

Net income	$81,477	92,046	89,289
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	18,729	22,230	(10,179)
Tax (expense) benefit	(4,304)	(5,157)	2,379
Reclassification to realized (gains) losses	(8,024)	(97)	—
Tax expense (benefit)	1,844	22	—
Postretirement plans:
Net gain (loss) arising during period	589	(686)	(41)
Tax (expense) benefit	(135)	158	10
Amortization of unrecognized net actuarial loss	686	814	21
Tax benefit	(158)	(200)	(5)
Other comprehensive income (loss)	9,227	17,084	(7,815)
Comprehensive income	$90,704	109,130	81,474
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2020, 2019 and 2018

(In thousands, except per share)	Common Stock		Retained Earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances, January 1, 2018	29,639	$432,794	264,331	(3,581)	3,581	(4,146)	692,979

Net income			89,289				89,289
Cash dividends declared ($0.40 per common share)			(11,882)				(11,882)
Change in Rabbi Trust Obligation				346	(346)		—
Stock option exercises	25	324					324
Stock withheld for payment of taxes	(11)	(406)					(406)
Stock-based compensation	72	1,741					1,741
Other comprehensive loss						(7,815)	(7,815)

Balances, December 31, 2018	29,725	434,453	341,738	(3,235)	3,235	(11,961)	764,230

Net income			92,046				92,046
Cash dividends declared ($0.54 per common share)			(16,020)				(16,020)
Change in Rabbi Trust Obligation				648	(648)		—
Equity issued related to acquisition earn-out	78	3,070					3,070
Stock repurchases	(282)	(10,000)					(10,000)
Stock option exercises	9	129					129
Stock withheld for payment of taxes	(20)	(702)					(702)
Stock-based compensation	91	2,564					2,564
Other comprehensive income						17,084	17,084

Balances, December 31, 2019	29,601	429,514	417,764	(2,587)	2,587	5,123	852,401

Net income			81,477				81,477
Cash dividends declared ($0.72 per common share)			(20,752)				(20,752)
Change in Rabbi Trust Obligation				344	(344)		—
Equity issued related to acquisition	24	494					494
Stock repurchases	(1,117)	(31,868)					(31,868)
Stock withheld for payment of taxes	(11)	(307)					(307)
Stock-based compensation	82	2,749					2,749
Other comprehensive income						9,227	9,227

Balances, December 31, 2020	28,579	$400,582	478,489	(2,243)	2,243	14,350	893,421
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018

($ in thousands)	2020	2019	2018
Cash Flows From Operating Activities
Net income	$81,477	92,046	89,289
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for loan losses	35,039	2,263	(3,589)
Net security premium amortization	5,019	2,653	2,749
Loan discount accretion	(6,328)	(5,974)	(7,812)
Other purchase accounting accretion and amortization, net	81	(9)	(190)
Foreclosed property losses and write-downs, net	547	939	565
Gains on securities available for sale	(8,024)	(97)	—
Other losses (gains)	54	169	(723)
Bank-owned life insurance income	(2,533)	(2,564)	(2,534)
Decrease (increase) in net deferred loan costs	5,639	(642)	(2,285)
Depreciation of premises and equipment	5,838	5,836	6,077
Amortization of operating lease right-of-use assets	2,012	1,857	—
Repayments of lease obligations	(1,844)	(1,669)	—
Stock-based compensation expense	2,540	2,270	1,569
Amortization of intangible assets	3,956	4,858	5,917
Amortization of SBA servicing assets	1,795	1,340	846
Gains from sale of presold mortgage and SBA loans	(22,156)	(12,219)	(13,101)
Originations of presold mortgage loans in process of settlement	(418,394)	(173,705)	(118,791)
Proceeds from sales of presold mortgage loans in process of settlement	410,898	162,476	129,519
Origination of SBA loans for sale	(147,934)	(150,677)	(196,784)
Proceeds from sales of SBA loans	115,460	124,527	157,427
Increase in accrued interest receivable	(3,624)	(644)	(1,910)
(Increase) decrease in other assets	(991)	(3,171)	6,059
(Decrease) increase in accrued interest payable	(1,250)	178	741
(Decrease) increase in net deferred income tax liability	(10,007)	1,588	1,601
Increase (decrease) in other liabilities	9,805	(391)	(8,230)
Net cash provided by operating activities	57,075	51,238	46,410
Cash Flows From Investing Activities
Purchases of securities available for sale	(1,060,054)	(498,891)	(230,794)
Purchases of securities held to maturity	(133,611)	—	—
Proceeds from maturities/issuer calls of securities available for sale	223,842	158,920	60,871
Proceeds from maturities/issuer calls of securities held to maturity	33,030	32,461	16,183
Proceeds from sales of securities available for sale	219,697	39,797	—
Redemptions (purchases) of FRB and FHLB stock, net	9,851	4,088	(6,129)
Net increase in loans	(233,788)	(165,203)	(152,972)
Proceeds from sales of foreclosed properties	2,485	5,877	7,532
Purchases of premises and equipment	(12,363)	(3,534)	(10,723)
Proceeds from sales of premises and equipment	189	1,799	2,753
Net cash paid in acquisition	(9,559)	—	—
Net cash used by investing activities	(960,281)	(424,686)	(313,279)
Cash Flows From Financing Activities
Net increase in deposits	1,342,340	272,206	252,756
Net (decrease) increase in short-term borrowings	(198,000)	(55,000)	50,000
Proceeds from long-term borrowings	150,000	—	50,000
Payments on long-term borrowings	(202,035)	(51,119)	(101,116)
Cash dividends paid – common stock	(20,936)	(13,662)	(11,281)
Repurchases of common stock	(31,868)	(10,000)	—
Proceeds from stock option exercises	—	129	324
Payment of taxes related to stock withheld	(307)	(702)	(406)
Net cash provided by financing activities	1,039,194	141,852	240,277

Increase (decrease) in Cash and Cash Equivalents	135,988	(231,596)	(26,592)
Cash and Cash Equivalents, Beginning of Year	231,302	462,898	489,490
Cash and Cash Equivalents, End of Year	$367,290	231,302	462,898
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	20,812	33,725	23,036
Cash paid during the period for income taxes	29,604	24,336	21,162
Non-cash: Foreclosed loans transferred to foreclosed real estate	1,583	3,249	4,148
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	14,425	17,073	(7,800)
Non-cash: Initial recognition of operating lease right-of-use assets and liabilities	253	19,406	—
Non-cash: Equity issued related to acquisitions	494	3,070	—
Non-cash: Loans acquired	14,633	—	—
Non-cash: Other assets acquired	451	—	—
Non-cash: Borrowings assumed	11,671	—	—
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Note 1. Summary of Significant Accounting Policies
Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the “Company”) and its wholly owned subsidiary First Bank (the “Bank”). The Bank has four wholly owned subsidiaries that are fully consolidated - First Bank Insurance Services, Inc. (“First Bank Insurance”), SBA Complete, Inc. (“SBA Complete”), Magnolia Financial, Inc. ("Magnolia Financial"), and First Troy SPE, LLC. All significant intercompany accounts and transactions have been eliminated. Subsequent events have been evaluated through the date of filing this Form 10-K.
The Company is a bank holding company. The principal activity of the Company is the ownership and operation of the Bank, a state chartered bank with its main office in Southern Pines, North Carolina. The Company is also the parent company for a series of statutory trusts that were formed at various times since 2002 for the purpose of issuing trust preferred debt securities. The trusts are not consolidated for financial reporting purposes; however, notes issued by the Company to the trusts in return for the proceeds from the issuance of the trust preferred securities are included in the consolidated financial statements and have terms that are substantially the same as the corresponding trust preferred securities. The trust preferred securities qualify as capital for regulatory capital adequacy requirements. First Bank Insurance is an agent for property and casualty insurance policies. SBA Complete specializes in providing consulting services for financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. Magnolia Financial is a business financing company that makes loans throughout the southeastern United States. First Troy SPE, LLC was formed in order to hold and dispose of certain real estate foreclosed upon by the Bank.
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
Operating, Accounting and Reporting Considerations related to COVID-19 - The coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering-in-place policies have impacted and may continue to impact many of the Company’s customers. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees and communities during this difficult time. The Company has provided hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encouraged customers to reach out for assistance to support their individual circumstances.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, which the Company has applied, loan modifications deemed to be COVID-19-related are not considered a troubled debt restructuring (“TDR”) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. In December 2020, this CARES Act provision was extended to December 31, 2021. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification would not meet the requirements under accounting principles generally accepted in the United States of America to be a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. The Company generally offered impacted borrowers loan payment deferrals of 90 days in duration. The Company offered subsequent 90 day deferrals if requested by the borrower. Any deferred amounts were generally added by the Company to the payoff balance of the loan at maturity. Most of the deferral requests occurred during the second quarter of 2020, and in the second half of 2020, most of those borrowers resumed payments. As of December 31, 2020, the Company had remaining payment deferrals of $16.6 million.

Additionally, the Company is a lender for the Small Business Administration's (“SBA”) Paycheck Protection Program ("PPP"), a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic and may be a lender under such programs created in the future. These programs are recent and their effects on the Company’s business remain uncertain. The Company originated $245 million in PPP loans during the second quarter of 2020. The Company began accepting and transmitting PPP loan forgiveness documentation to the SBA in the fourth quarter of 2020 and had received $4.0 million in PPP forgiveness payoffs from the SBA as of December 31, 2020. At December 31, 2020, the Company had 2,676 PPP loans outstanding totaling approximately $241 million.
In December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal, included as a component of appropriations legislation, and the Economic Aid Act were enacted to provide economic stimulus to individuals and businesses in further response to the economic distress caused by the COVID-19 pandemic. Among other things, the legislation includes stimulus payment for individuals under certain income thresholds, extension of enhanced unemployment benefits, a rental assistance program, an extension of the eviction moratorium, targeted funding related to public health measures and small business relief, which included additional funds for PPP loans.

In a period of economic contraction, elevated levels of loan losses and lost interest income may occur.  The Company continues to accrue interest on loans modified in accordance with the CARES Act.  To the extent those borrowers are unable to resume normal contractual payments, the Company could experience additional losses of principal and interest. The extent to which the COVID-19 pandemic has a further impact the Company's business, results of operations, and financial condition, as well as the Company's regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.
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
Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost. Debt securities not classified as held to maturity are classified as “available for sale” and carried at fair value, with unrealized gains and losses being reported as other comprehensive income or loss and reported as a separate component of shareholders’ equity.
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
Presold Mortgages in Process of Settlement - As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors to be sold on a best efforts basis. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the funding of the loan by the Company. Generally within three weeks after funding, the loans are transferred to the investor in accordance with the agreed-upon terms. The Company records gains from the sale of these loans on the settlement date of the sale equal to the difference between the proceeds received and the carrying amount of the loan. Additionally, the Company records gains for loans in the process of closing, based on the changes in fair value of the loans and related commitments. Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at fair value.
Periodically, the Company originates other types of commercial loans and decides to sell them in the secondary market. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2020 or 2019, respectively.
SBA Loans Held for Sale - SBA Loans Held for Sale represent the guaranteed portion of SBA loans that the Company intends to sell in the near future. These loans are carried at the lower of cost or market as determined on an individual loan basis. There were $6.1 million in SBA loans held for sale as of December 31, 2020 and none at December 31, 2019, respectively.
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
SBA Loan Originations – Through its SBA Lending Division, the Company offers loans guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. The portion of SBA loans originated that are guaranteed and intended for sale on the secondary market are classified as held for sale and are carried at the lower of cost or fair value. The Company generally sells the guaranteed portion of the SBA loan as soon as it is eligible to be sold and retains the servicing right. When the guaranteed portion of an SBA loan is sold, the Company allocates the carrying basis of the loan between the guaranteed portion of the loan sold, the unguaranteed portion of the loans retained, and the servicing asset based on their relative fair values.  A gain is recorded for the difference between the proceeds received from the sale and the basis allocated to the sold portion. The relative fair value allocation results in a discount that is recorded on the unguaranteed portion of the loan that is retained. The discount is amortized as a yield adjustment over the life of the loan, so long as the loan performs. In the event the loan is moved to nonaccrual status, the Company ceases the amortization of the discount and upon any subsequent transfer to foreclosed properties or liquidation of the loan, the remaining discount is amortized, along with any remaining servicing asset and deferred loan costs.
The foregoing discussion relates to the Company's activities in the SBA's Section 7(a) and similar programs. For information on the Company's participation in the SBA's PPP program, see Note 4 below.
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
1.Risk grades assigned to the loans in the portfolio,
2.Specific reserves for individually evaluated impaired loans,
3.Current economic conditions, including the local, state, and national economic outlook; interest rate risk; trends in loan volume, mix and size of loans; levels and trends of delinquencies,
4.Historical loan loss experience, and
5.An assessment of the risk characteristics of the Company’s loan portfolio, including industry concentrations, payment structures, changes in property values, and credit administration practices.
The Company segments the loan portfolio into broad categories with similar risk elements for the purposes of computing the allowance for loan losses. Those categories and their specific risks are described below.
Commercial, financial, and agricultural - Risks to this loan category include industry concentration and the inability to monitor the condition of the collateral which often consists of inventory, accounts receivable and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt. Also included in this category for 2020 are PPP loans, which are fully guaranteed by the SBA and thus have minimal risk.
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
Consumer loans - Risks common to these loans include regulatory risks, unemployment and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.
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
Goodwill and Other Intangible Assets - Business combinations are accounted for using the acquisition method of accounting. Identifiable intangible assets are recognized separately and are amortized over their estimated useful lives, which for the Company has generally been seven to ten years and at an accelerated rate. Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. Goodwill is not amortized is subject to fair value impairment tests on at least an annual basis.
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
At December 31, 2020 and 2019, the Company’s investments in limited partnerships, LLCs and other privately held companies totaled $7.8 million and $8.0 million, respectively, and are included in "Other assets".
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
Impairment - Goodwill is evaluated for impairment on at least an annual basis, and more often if a triggering event is identified, by comparing the estimated fair value of the reporting units to their related carrying value. At December 31, 2020, the Company had three reporting units – 1) First Bank with $227.6 million in goodwill, 2) First Bank Insurance with $7.4 million in goodwill, and 3) SBA activities, including SBA Complete and our SBA Lending
Division, with $4.3 million in goodwill. If the carrying value of a reporting unit exceeds its fair value, the Company determines whether the implied fair value of the goodwill, using various valuation techniques, exceeds the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to that excess.
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
Segment Reporting - Accounting standards require management to report selected financial and descriptive information about reportable operating segments that exceed certain thresholds. The standards also require related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. The Company’s operations are substantially all within a single banking segment, and the financial statements presented herein reflect the combined results of all of its operations with that segment. The Company has no foreign operations or customers.
Recent Accounting Pronouncements -
Accounting Standards Adopted in 2020
In January 2017, the FASB amended the Goodwill and Other Intangibles topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test in which an entity performs a hypothetical purchase price allocation to determine the amount of impairment. The amount of goodwill impairment under this amendment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirements for the technical corrections were effective for the Company on January 1, 2020 and the adoption of this amendment did not have a material effect on the Company's financial statements.

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
Accounting Standards Pending Adoption
In June 2016, the FASB issued guidance to change the accounting for credit losses. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit losses" and record an allowance that, when deducted from the amortized cost basis of the financial assets, presents the net amount expected to be collected on the financial assets. In May 2019, the FASB issued additional guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of the CECL model. The Company does not expect to elect this option. The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts. As originally provided for in the CECL standard, the Company would have applied the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, which, for the Company, was January 1, 2020, with future adjustments to credit loss expectations recorded through the income statement as charges or credits to earnings. In the first quarter of 2020, in response to the COVID-19 pandemic, the CARES Act was enacted by the United States Congress and signed by the President. The CARES Act included an election to defer the implementation of CECL until the earlier of the cessation of the national emergency or December 31, 2020. Due primarily to the challenges associated with developing a reliable forecast of losses that may result from the unprecedented pandemic, the Company elected to opt-in to this deferral option. In December 2020, the United States Congress extended several provisions of the CARES Act, including the option to further defer implementation of CECL until January 1, 2022. The Company currently expects to adopt CECL as of January 1, 2021. Upon the adoption of CECL, the Company expects its allowance for credit losses related to all financial assets will increase by approximately $12-$14 million and its reserve for unfunded commitments will increase by $6-$7 million. As noted above, this initial impact will be reflected as a cumulative-effect adjustment to retained earnings.
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

This acquisition was accounted for using the acquisition method of accounting for business combinations, and accordingly, the assets and liabilities of the financing company were recorded based on fair values, which according to applicable accounting guidance, are subject to change for twelve months following the acquisition. In connection with this transaction, the Company recorded goodwill of $4.9 million and $1.6 million in other amortizable intangible assets, all of which are deductible for tax purposes over 15 years.
Note 3. Securities
The book values and approximate fair values of investment securities at December 31, 2020 and 2019 are summarized as follows:

	2020				2019
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
($ in thousands)			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
Government-sponsored enterprise securities	$70,016	70,206	371	(181)	20,000	20,009	17	(8)
Mortgage-backed securities	1,318,998	1,337,706	20,832	(2,124)	758,491	767,285	9,463	(669)
Corporate bonds	43,670	45,220	1,760	(210)	33,711	34,651	1,025	(85)
Total available for sale	1,432,684	1,453,132	22,963	(2,515)	812,202	821,945	10,505	(762)

Securities held to maturity:
Mortgage-backed securities	29,959	30,900	941	—	41,423	41,542	125	(6)
State and local governments	137,592	139,834	2,407	(165)	26,509	26,791	285	(3)
Total held to maturity	$167,551	170,734	3,348	(165)	67,932	68,333	410	(9)
All of the Company’s mortgage-backed securities were issued by government-sponsored corporations, except for private mortgage-backed securities with a fair value of $1.0 million and $1.1 million as of December 31, 2020 and 2019, respectively.
The following table presents information regarding securities with unrealized losses at December 31, 2020:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$29,812	181	—	—	29,812	181
Mortgage-backed securities	497,992	1,957	6,168	167	504,160	2,124
Corporate bonds	3,956	45	835	165	4,791	210
State and local governments	23,310	165	—	—	23,310	165
Total temporarily impaired securities	$555,070	2,348	7,003	332	562,073	2,680
The following table presents information regarding securities with unrealized losses at December 31, 2019:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$4,992	8	—	—	4,992	8
Mortgage-backed securities	77,274	293	50,851	382	128,125	675
Corporate bonds	—	—	915	85	915	85
State and local governments	—	—	934	3	934	3
Total temporarily impaired securities	$82,266	301	52,700	470	134,966	771
In the above tables, all of the securities that were in an unrealized loss position at December 31, 2020 and 2019 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. The Company evaluated the collectability of each of these bonds and concluded that there was no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
As of December 31, 2020 and December 31, 2019, the Company's security portfolio held 69 and 54 securities that were in an unrealized loss position, respectively. The majority of unrealized losses are related to the Company's mortgage-backed securities.
The book values and approximate fair values of investment securities at December 31, 2020, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities
Due within one year	$—	—	$2,087	2,101
Due after one year but within five years	28,670	30,265	2,915	3,008
Due after five years but within ten years	74,016	74,400	3,418	3,536
Due after ten years	11,000	10,761	129,172	131,189
Mortgage-backed securities	1,318,998	1,337,706	29,959	30,900
Total securities	$1,432,684	1,453,132	$167,551	170,734
At December 31, 2020 and 2019, investment securities with carrying values of $630,303,000 and $260,826,000, respectively, were pledged as collateral for public deposits.

In 2020, the Company received proceeds from sales of securities of $219,697,000 and recorded $8,024,000 in gross gains from the sales. In 2019, the Company received proceeds from sales of securities of $39,797,000 and recorded $97,000 in gross gains from the sales. The Company sold no securities in 2018.
Included in “other assets” in the Consolidated Balance Sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $23,526,000 and $33,380,000 at December 31, 2020 and 2019, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost and fair value of $5,855,000 and $15,789,000 at December 31, 2020 and 2019, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $17,671,000 and $17,591,000 at December 31, 2020 and 2019, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at December 31, 2020 was approximately 1.62, which means the Company would receive approximately 20,051 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.
Note 4. Loans and Asset Quality Information
The following is a summary of the major categories of total loans outstanding:

($ in thousands)	December 31, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$782,549	17%	$504,271	11%
Real estate – construction, land development & other land loans	570,672	12%	530,866	12%
Real estate – mortgage – residential (1-4 family) first mortgages	972,378	21%	1,105,014	25%
Real estate – mortgage – home equity loans / lines of credit	306,256	6%	337,922	8%
Real estate – mortgage – commercial and other	2,049,203	43%	1,917,280	43%
Consumer loans	53,955	1%	56,172	1%
Subtotal	4,735,013	100%	4,451,525	100%
Unamortized net deferred loan costs (fees)	(3,698)		1,941
Total loans	$4,731,315		$4,453,466
Included within "Commercial, financial and agricultural" in the table above are PPP loans totaling $240.5 million. PPP loans are fully guaranteed by the SBA. Included in unamortized net deferred loan fees are $6.0 million in unamortized net deferred loan fees associated with PPP loans. These fees are being amortized under the effective interest method over the terms of the loans. Accelerated amortization is recorded in the periods in which principal amounts are forgiven in accordance with the terms of the program. Because of their fully guaranteed nature, the Company has no allocation of allowance for loan losses established for these loans.

Also included in the table above are various non-PPP SBA loans, with additional information on these loans presented in the table below.

($ in thousands)	December 31, 2020	December 31, 2019
Guaranteed portions of non-PPP SBA Loans included in table above	$33,959	54,400
Unguaranteed portions of SBA Loans included in table above	135,703	110,782
Total non-PPP SBA loans included in the table above	$169,662	165,182

Sold portions of SBA loans with servicing retained - not included in table above	$395,398	316,730
At December 31, 2020 and 2019, there was a remaining unaccreted discount on the retained portion of sold SBA loans amounting to $7.3 million and $7.1 million, respectively. The discounts are amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
Loans in the amount of $4.0 billion were pledged as collateral for certain borrowings at both December 31, 2020 and December 31, 2019, respectively (see Note 9).
Included in the table above are credit card balances outstanding totaling $33.2 million and $30.9 million at December 31, 2020 and 2019, respectively.
The loans above also include loans to executive officers and directors serving the Company at December 31, 2020 and to their associates, totaling approximately $3.6 million and $5.3 million at December 31, 2020 and 2019, respectively. New loans and advances on those loans in 2020 totaled $2.2 million and repayments amounted to $3.9 million. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.
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
As of December 31, 2020, 2019 and 2018, there was a remaining accretable discount of $7.9 million, $11.1 million, and $15.0 million, respectively, related to purchased non-impaired loans. The discounts are amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
The following table presents changes in the carrying value of PCI loans.

($ in thousands) Purchased Credit Impaired Loans	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Balance at beginning of period	$12,664	17,393	23,165
Change due to payments received and accretion	(4,087)	(4,863)	(5,799)
Change due to loan charge-offs	(13)	(11)	(4)
Transfers to foreclosed real estate	—	—	(10)
Other	27	145	41
Balance at end of period	$8,591	12,664	17,393
The following table presents changes in the accretable yield for PCI loans.

($ in thousands) Accretable Yield for PCI loans	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Balance at beginning of period	$4,149	4,750	4,688
Accretion	(1,119)	(1,486)	(2,050)
Reclassification from (to) nonaccretable difference	413	617	849
Other, net	(545)	268	1,263
Balance at end of period	$2,898	4,149	4,750
During 2020, the Company received $500,000 in payments that exceeded the carrying amount of the related PCI loans, of which $397,000 was recognized as loan discount accretion income, $89,000 was recorded as additional loan interest income, and $14,000 was recorded as a recovery. During 2019, the Company received $406,000 in payments that exceeded the carrying amount of the related PCI loans, of which $348,000 was recognized as loan discount accretion income and $58,000 was recorded as additional loan interest income. During 2018, the Company received $772,000 in payments that exceeded the carrying amount of the related PCI loans, of which $493,000 was recognized as loan discount accretion income and $279,000 was recorded as additional loan interest income.
Nonperforming assets are defined as nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	December 31, 2020	December 31, 2019
Nonperforming assets
Nonaccrual loans	$35,076	24,866
Restructured loans - accruing	9,497	9,053
Accruing loans > 90 days past due	—	—
Total nonperforming loans	44,573	33,919
Foreclosed properties	2,424	3,873
Total nonperforming assets	$46,997	37,792

Purchased credit impaired loans not included above (1)	$8,591	12,664

(1) In the March 3, 2017 acquisition of Carolina Bank. and the October 1, 2017 acquisition of Asheville Savings Bank, the Company acquired $19.3 million and $9.9 million, respectively, in PCI loans in accordance with ASC 310-30 accounting guidance. These loans are excluded from nonperforming loans, including $0.7 million and $0.8 million in PCI loans at December 31, 2020 and 2019, respectively, that are contractually past due 90 days or more.
At December 31, 2020 and 2019, the Company had $1.9 million and $0.6 million in residential mortgage loans in process of foreclosure, respectively.
At December 31, 2020 and 2019, there were no commitments to lend additional funds to debtors whose loans were nonperforming.
The following is a summary the Company’s nonaccrual loans by major categories.

($ in thousands)	December 31, 2020	December 31, 2019
Commercial, financial, and agricultural	$9,681	5,518
Real estate – construction, land development & other land loans	643	1,067
Real estate – mortgage – residential (1-4 family) first mortgages	6,048	7,552
Real estate – mortgage – home equity loans / lines of credit	1,333	1,797
Real estate – mortgage – commercial and other	17,191	8,820
Consumer loans	180	112
Total	$35,076	24,866

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2020.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$1,464	1,101	—	9,681	770,166	782,412
Real estate – construction, land development & other land loans	572	—	—	643	569,307	570,522
Real estate – mortgage – residential (1-4 family) first mortgages	10,146	869	—	6,048	951,088	968,151
Real estate – mortgage – home equity loans / lines of credit	1,088	42	—	1,333	303,693	306,156
Real estate – mortgage – commercial and other	2,540	3,111	—	17,191	2,022,422	2,045,264
Consumer loans	180	36	—	180	53,521	53,917
Purchased credit impaired	328	112	719	—	7,432	8,591
Total	$16,318	5,271	719	35,076	4,677,629	4,735,013
Unamortized net deferred loan (fees) costs						(3,698)
Total loans						$4,731,315
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2019.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$752	—	—	5,518	497,788	504,058
Real estate – construction, land development & other land loans	37	152	—	1,067	529,444	530,700
Real estate – mortgage – residential (1-4 family) first mortgages	10,858	5,056	—	7,552	1,076,205	1,099,671
Real estate – mortgage – home equity loans / lines of credit	770	300	—	1,797	334,832	337,699
Real estate – mortgage – commercial and other	4,257	—	—	8,820	1,897,573	1,910,650
Consumer loans	344	137	—	112	55,490	56,083
Purchased credit impaired	218	38	762	—	11,646	12,664
Total	$17,236	5,683	762	24,866	4,402,978	4,451,525
Unamortized net deferred loan (fees) costs						1,941
Total loans						$4,453,466

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2020.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer loans	Unallocated	Total
As of and for the year ended December 31, 2020

Beginning balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398
Charge-offs	(5,608)	(51)	(478)	(524)	(968)	(873)	—	(8,502)
Recoveries	745	1,552	754	487	621	294	—	4,453
Provisions	11,626	1,878	3,940	1,285	15,012	1,085	213	35,039
Ending balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388

Ending balances as of December 31, 2020: Allowance for loan losses
Individually evaluated for impairment	$3,546	30	800	—	2,175	—	—	6,551
Collectively evaluated for impairment	$7,742	5,325	7,141	2,375	21,428	1,475	213	45,699
Purchased credit impaired	$28	—	107	—	—	3	—	138

Loans receivable as of December 31, 2020:
Ending balance – total	$782,549	570,672	972,378	306,256	2,049,203	53,955	—	4,735,013
Unamortized net deferred loan (fees) costs								(3,698)
Total loans								$4,731,315

Ending balances as of December 31, 2020: Loans
Individually evaluated for impairment	$7,700	677	9,303	15	18,582	4	—	36,281
Collectively evaluated for impairment	$774,712	569,845	958,848	306,141	2,026,682	53,913	—	4,690,141
Purchased credit impaired	$137	150	4,227	100	3,939	38	—	8,591

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2019.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer loans	Unallocated	Total
As of and for the year ended December 31, 2019

Beginning balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039
Charge-offs	(2,473)	(553)	(657)	(307)	(1,556)	(757)	—	(6,303)
Recoveries	980	1,275	705	629	575	235	—	4,399
Provisions	3,157	(989)	(1,413)	(860)	1,936	542	(110)	2,263
Ending balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398

Ending balances as of December 31, 2019: Allowance for loan losses
Individually evaluated for impairment	$1,791	50	750	—	983	—	—	3,574
Collectively evaluated for impairment	$2,720	1,926	2,976	1,127	7,931	961	—	17,641
Purchased credit impaired	$42	—	106	—	24	11	—	183

Loans receivable as of December 31, 2019:
Ending balance – total	$504,271	530,866	1,105,014	337,922	1,917,280	56,172	—	4,451,525
Unamortized net deferred loan (fees) costs								1,941
Total loans								$4,453,466

Ending balances as of December 31, 2019: Loans
Individually evaluated for impairment	$4,957	796	9,546	333	9,570	—	—	25,202
Collectively evaluated for impairment	$499,101	529,904	1,090,125	337,366	1,901,080	56,083	—	4,413,659
Purchased credit impaired	$213	166	5,343	223	6,630	89	—	12,664

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2018.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer loans	Unallo- cated	Total
As of and for the year ended December 31, 2018

Beginning balance	$3,111	2,816	6,147	1,827	6,475	950	1,972	23,298
Charge-offs	(2,128)	(158)	(1,734)	(711)	(1,459)	(781)	—	(6,971)
Recoveries	1,195	4,097	833	364	1,503	309	—	8,301
Provisions	711	(4,512)	(49)	185	1,464	474	(1,862)	(3,589)
Ending balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039

Ending balances as of December 31, 2018: Allowance for loan losses
Individually evaluated for impairment	$226	134	955	48	906	—	—	2,269
Collectively evaluated for impairment	$2,661	2,109	4,143	1,608	7,070	941	110	18,642
Purchased credit impaired	$2	—	99	9	7	11	—	128

Loans receivable as of December 31, 2018:
Ending balance – total	$457,037	518,976	1,054,176	359,162	1,787,022	71,392	—	4,247,765
Unamortized net deferred loan (fees) costs								1,299
Total loans								4,249,064

Ending balances as of December 31, 2018: Loans
Individually evaluated for impairment	$696	1,345	12,391	296	9,525	—	—	24,253
Collectively evaluated for impairment	$456,111	517,453	1,035,532	358,522	1,767,361	71,140	—	4,206,119
Purchased credit impaired	$230	178	6,253	344	10,136	252	—	17,393

The following table presents loans individually evaluated for impairment by class of loans, excluding purchased credit impaired loans, as of December 31, 2020.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$3,688	4,325	—	750
Real estate – mortgage – construction, land development & other land loans	554	694	—	308
Real estate – mortgage – residential (1-4 family) first mortgages	4,115	4,456	—	4,447
Real estate – mortgage –home equity loans / lines of credit	15	27	—	264
Real estate – mortgage –commercial and other	11,763	13,107	—	9,026
Consumer loans	4	4	—	1
Total impaired loans with no allowance	$20,139	22,613	—	14,796

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$4,012	4,398	3,546	5,139
Real estate – mortgage – construction, land development & other land loans	123	131	30	502
Real estate – mortgage – residential (1-4 family) first mortgages	5,188	5,361	800	5,186
Real estate – mortgage –home equity loans / lines of credit	—	—	—	21
Real estate – mortgage –commercial and other	6,819	7,552	2,175	5,786
Consumer loans	—	—	—	—
Total impaired loans with allowance	$16,142	17,442	6,551	16,634
Interest income recorded on impaired loans during the year ended December 31, 2020 was $1.1 million, and reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status and interest income recorded on accruing TDRs.

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

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance recorded:

Commercial, financial, and agricultural	$310	310	—	957
Real estate – mortgage – construction, land development & other land loans	485	803	—	2,366
Real estate – mortgage – residential (1-4 family) first mortgages	4,626	4,948	—	4,804
Real estate – mortgage –home equity loans / lines of credit	22	31	—	91
Real estate – mortgage –commercial and other	3,475	4,237	—	3,670
Consumer loans	—	—	—	—
Total impaired loans with no allowance	$8,918	10,329	—	11,888

Impaired loans with an allowance recorded:

Commercial, financial, and agricultural	$386	387	226	422
Real estate – mortgage – construction, land development & other land loans	860	864	134	385
Real estate – mortgage – residential (1-4 family) first mortgages	7,765	7,904	955	8,963
Real estate – mortgage –home equity loans / lines of credit	274	275	48	184
Real estate – mortgage –commercial and other	6,050	6,054	906	5,911
Consumer loans	—	—	—	2
Total impaired loans with allowance	$15,335	15,484	2,269	15,867
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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Risk Grade	Description
Pass:
1	Loans with virtually no risk, including cash secured loans.
2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally available and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.
The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2020.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$762,091	9,553	1,087	9,681	782,412
Real estate – construction, land development & other land loans	560,845	7,877	1,157	643	570,522
Real estate – mortgage – residential (1-4 family) first mortgages	943,455	7,609	11,039	6,048	968,151
Real estate – mortgage – home equity loans / lines of credit	297,795	1,468	5,560	1,333	306,156
Real estate – mortgage – commercial and other	1,988,684	34,588	4,801	17,191	2,045,264
Consumer loans	53,488	80	169	180	53,917
Purchased credit impaired	6,901	85	1,605	—	8,591
Total	$4,613,259	61,260	25,418	35,076	4,735,013
Unamortized net deferred loan (fees) costs					(3,698)
Total loans					4,731,315

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2019.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$486,081	7,998	4,461	5,518	504,058
Real estate – construction, land development & other land loans	522,767	4,075	2,791	1,067	530,700
Real estate – mortgage – residential (1-4 family) first mortgages	1,063,735	13,187	15,197	7,552	1,099,671
Real estate – mortgage – home equity loans / lines of credit	328,903	1,258	5,741	1,797	337,699
Real estate – mortgage – commercial and other	1,873,594	20,800	7,436	8,820	1,910,650
Consumer loans	55,203	413	355	112	56,083
Purchased credit impaired	8,098	2,590	1,976	—	12,664
Total	$4,338,381	50,321	37,957	24,866	4,451,525
Unamortized net deferred loan (fees) costs					1,941
Total loans					4,453,466
Troubled Debt Restructurings
The restructuring of a loan is considered a “troubled debt restructuring” ("TDR") if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extension of terms and other actions intended to minimize potential losses. As previously discussed, under the CARES Act and banking regulator guidance, which the Company has applied, modifications deemed to be COVID-19-related are not considered a TDR if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. In December 2020, this provision was extended to December 31, 2021. The Company's COVID-19 payment deferral program began in late-March 2020, with the payment deferrals limited to 90 days and deferrals were granted to substantially all borrowers who requested it. As the initial 90 day deferrals began to expire, the Company approved subsequent deferral requests of another 90 days based on the circumstances of each borrower. Most of the Company's borrowers who were granted payment deferrals began making payments again in the second half of 2020. As of December 31, 2020, the Company had payment deferrals for 38 loans with an aggregate loan balance of $16.6 million, which are not included in the TDR's disclosed in this report. The Company continues to accrue interest on these loans during the deferral period.
The vast majority of the Company’s TDRs modified during the years ended December 31, 2020, 2019, and 2018 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.
All loans classified as TDRs are considered to be impaired and are evaluated as such for determination of the allowance for loan losses. The Company’s TDRs can be classified as either nonaccrual or accruing based on the loan’s payment status. The TDRs that are nonaccrual are reported within the nonaccrual loan totals presented previously.

The following table presents information related to loans modified in a TDR during the year ended December 31, 2020.

($ in thousands)	For the year ended December 31, 2020
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	2	$143	$143
Real estate – construction, land development & other land loans	1	67	67
Real estate – mortgage – residential (1-4 family) first mortgages	2	75	78
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	—	—	—
Consumer loans	1	4	4

TDRs – Nonaccrual
Commercial, financial, and agricultural	1	72	72
Real estate – construction, land development & other land loans	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	5	5,977	5,977
Consumer loans	—	—	—

Total TDRs arising during period	12	$6,338	$6,341

The following table presents information related to loans modified in a TDR during the year ended December 31, 2019.

($ in thousands)	For the year ended December 31, 2019
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	2	$395	$395
Real estate – construction, land development & other land loans	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	3	387	391
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	1	274	274
Consumer loans	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—
Real estate – construction, land development & other land loans	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	—	—	—
Consumer loans	—	—	—

Total TDRs arising during period	6	$1,056	$1,060

The following table presents information related to loans modified in a TDR during the year ended December 31, 2018.

($ in thousands)	For the year ended December 31, 2018
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	2	254	273
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	—	—	—
Consumer loans	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—
Real estate – construction, land development & other land loans	1	61	61
Real estate – mortgage – residential (1-4 family) first mortgages	3	340	350
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	—	—	—
Consumer loans	—	—	—

Total TDRs arising during period	6	$655	$684
Accruing TDRs that were modified in the previous 12 months and that defaulted during the years ended December 31, 2020, 2019, and 2018 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	1	$93	1	$60
Real estate – mortgage – commercial and other	1	274	—	—	3	1,333

Total accruing TDRs that subsequently defaulted	1	$274	1	$93	4	$1,393

Note 5. Premises and Equipment
Premises and equipment at December 31, 2020 and 2019 consisted of the following:

($ in thousands)	2020	2019
Land	$38,584	38,164
Buildings	103,232	93,738
Furniture and equipment	30,097	33,110
Leasehold improvements	3,054	2,195
Total cost	174,967	167,207
Less accumulated depreciation and amortization	(54,465)	(52,348)
Total premises and equipment	$120,502	114,859
Note 6. Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of December 31, 2020 and December 31, 2019 and the carrying amount of unamortizable intangible assets as of those same dates.

	December 31, 2020		December 31, 2019
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$7,613	2,814	6,013	2,185
Core deposit intangibles	28,440	23,832	28,440	20,610
SBA servicing asset	9,976	4,188	7,776	2,393
Other	1,403	1,232	1,303	1,127
Total	$47,432	32,066	43,532	26,315

Unamortizable intangible assets:
Goodwill	$239,272		234,368
SBA servicing assets are recorded for the portions of SBA loans that the Company has sold but continue to service for a fee. Servicing assets are initially recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income as an offset to SBA servicing fees within the line item "Other service charges, commissions, and fees." As derived from the table above, the Company had a SBA servicing asset at December 31, 2020 with a remaining book value of $5,788,000. The Company recorded $2,200,000 and $2,304,000 in servicing assets associated with the guaranteed portion of SBA loans sold during 2020 and 2019, respectively. During 2020, 2019, and 2018, the Company recorded $1,795,000, $1,340,000, and $846,000, respectively, in related amortization expense. At December 31, 2020 and 2019, the Company serviced for others SBA loans totaling $395.4 million and $316.7 million, respectively.
In connection with the September 1, 2020 acquisition of a business financing company, the Company recorded goodwill of $4.9 million and $1.6 million in other amortizable intangible assets, each of which is deductible for tax purposes over 15 years. See Note 2 for additional discussion of this acquisition.
Amortization expense of all other intangible assets, excluding the SBA servicing asset, totaled $3,956,000, $4,858,000 and $5,917,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring on October 31 of each year – see Note 1 for additional discussion. The annual reviews in October 2018 and October 2019, which were primarily of a qualitative nature, indicated that none of the Company's goodwill was impaired. The onset of the COVID-19 pandemic in March 2020 resulted in economic turmoil and market volatility that resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decreases were triggering indicators requiring indicating the need for interim analysis. Accordingly, during each quarter of 2020, the Company reviewed its goodwill for impairment. For the first and third quarters of 2020, the Company performed an interim step-one goodwill impairment quantitative analysis. For the second quarter of 2020 and the annual fourth quarter 2020 review, management reviewed its goodwill for impairment primarily qualitatively by reviewing the factors and assumptions used in the analysis for the preceding quarter. The conclusion of each 2020 review was that none of the Company's goodwill was impaired.
The following table presents the estimated amortization expense schedule related to acquisition-related amortizable intangible assets for each of the five calendar years ending December 31, 2025 and the estimated amount amortizable thereafter. These amounts will be recorded as "Intangibles amortization expense" within the noninterest expense section of the Consolidated Statements of Income. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortizable intangible assets.

($ in thousands)	Estimated Amortization Expense
2021	$3,272
2022	2,367
2023	1,386
2024	741
2025	562
Thereafter	1,250
Total	$9,578
Note 7. Income Taxes
The components of income tax expense for the years ended December 31, 2020, 2019, and 2018 are as follows:

($ in thousands)		2020	2019	2018
Current	- Federal	$27,799	19,920	19,188
	- State	3,909	2,499	3,187
Deferred	- Federal	(8,893)	1,572	1,658
	- State	(1,161)	239	156
Total		$21,654	24,230	24,189

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2020 and 2019 are presented below:

($ in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$12,031	4,916
Excess book over tax pension plan cost	367	241
Deferred compensation	257	293
Federal & state net operating loss and tax credit carryforwards	282	376
Accruals, book versus tax	3,232	2,833
Pension liability adjustments	418	710
Foreclosed real estate	123	87
Basis differences in assets acquired in FDIC transactions	647	416
Equity compensation	661	370
Partnership investments	258	254
Leases	120	—
SBA servicing asset	358	400
All other	3	3
Gross deferred tax assets	18,757	10,899
Less: Valuation allowance	(14)	(40)
Net deferred tax assets	18,743	10,859
Deferred tax liabilities:
Loan fees	(1,011)	(2,428)
Depreciable basis of fixed assets	(4,809)	(4,995)
Amortizable basis of intangible assets	(7,965)	(7,844)
FHLB stock dividends	(236)	(472)
Trust preferred securities	(473)	(548)
Purchase accounting adjustments	—	(84)
Unrealized gain on securities available for sale	(4,699)	(2,239)
Gross deferred tax liabilities	(19,193)	(18,610)
Net deferred tax liability - included in other liabilities	$(450)	(7,751)
A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related 2020 and 2019 deferred tax expense (benefit) of approximately $2,460,000 and $5,135,000 respectively, has been recorded directly to shareholders’ equity. Additionally, a portion of the annual change in the net deferred tax asset relates to pension adjustments. The related 2020 and 2019 deferred tax expense (benefit) of $292,000 and $42,000 respectively, has been recorded directly to shareholders’ equity. The balance of the 2020 increase in the net deferred tax liability of $10,054,000 is reflected as deferred income tax expense, and the balance of the 2019 increase in the net deferred tax liability of $1,811,000 is reflected as deferred income tax expense in the consolidated statement of income.
The valuation allowances for 2020 and 2019 relate primarily to state net operating loss carryforwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not. The Company adjusted its net deferred income tax asset as a result of reductions in the North Carolina income tax rate, which reduced the state income tax rate to 2.5% effective January 1, 2019.
The Company had no significant uncertain tax positions, and thus no reserve for uncertain tax positions has been recorded. Additionally, the Company determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate. The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses”.
The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities.  The Company’s tax returns are subject to income tax audit by federal and state agencies beginning with the year 2017. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.
Retained earnings at December 31, 2020 and 2019 include approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.
The following is a reconcilement of federal income tax expense at the statutory rate of 21% at December 31, 2020 and December 31, 2019 and December 31, 2018, to the income tax provision reported in the financial statements.

($ in thousands)	2020		2019	2018
Tax provision at statutory rate	$21,657		24,418	23,830
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(1,050)		(1,186)	(1,117)
Low income housing tax credits	(772)		(756)	(698)
Bank-owned life insurance income	(532)		(538)	(532)
Non-deductible interest expense	23		43	27
State income taxes, net of federal benefit	2,117		2,178	2,639
Change in valuation allowance	(20)		4	(8)
Impact of tax reform	—		(73)	—
Other, net	231		140	48
Total	$21,654	21654000	$24,230	$24,189
Note 8. Time Deposits and Related Party Deposits
At December 31, 2020, the scheduled maturities of time deposits were as follows:

($ in thousands)
2021	$681,719
2022	63,423
2023	21,070
2024	8,217
2025	15,829
Thereafter	674
$790,932
Deposits received from executive officers and directors and their associates totaled approximately $4.4 million and $1.3 million at December 31, 2020 and 2019, respectively.
Deposit overdrafts of approximately $0.5 million and $0.7 million at December 31, 2020 and 2019 are included within "Loans" on the Consolidated Balance Sheets.
As of December 31, 2020 and 2019, the Company held $375.7 million and $442.2 million, respectively, in time deposits of $250,000 or more (which is the current FDIC insurance limit for insured deposits as of December 31, 2020). Included in these deposits were brokered deposits of $20.2 million and $86.1 million at December 31, 2020 and 2019, respectively.

Note 9. Borrowings and Borrowings Availability
The following tables present information regarding the Company’s outstanding borrowings at December 31, 2020 and 2019 - dollars are in thousands:

Description – 2020	Due date	Call Feature	2020 Amount	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	124	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	991	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	5,500	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	235	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	49	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	174	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	174	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	355	0.50% fixed
Other Borrowing	4/7/2022	None	103	1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	2.91% at 12/31/2020 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.61% at 12/31/2020 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.24% at 12/31/2020 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2020			$64,409	2.22%
Unamortized discount on acquired borrowings			(2,580)
Total borrowings			$61,829

Description – 2019	Due date	Call Feature	2019 Amount	Interest Rate
FHLB Term Note	1/30/2020	None	$100,000	1.70% fixed
FHLB Term Note	1/31/2020	None	68,000	1.70% fixed
FHLB Term Note	1/31/2020	None	30,000	1.70% fixed
FHLB Term Note	5/29/2020	None	40,000	1.62% fixed
FHLB Principal Reducing Credit	7/24/2023	None	168	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	1,029	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	6,500	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	245	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	55	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	181	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	181	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	367	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	4.64% at 12/31/2019 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	3.28% at 12/31/2019 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	3.99% at 12/31/2019 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2019			$303,430	2.68%
Unamortized discount on acquired borrowings			(2,759)
Total borrowings			$300,671
All outstanding FHLB borrowings may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company’s qualifying collateral amounts to less than that required under the terms of the FHLB borrowing agreement.
In the above table for December 31, 2019, borrowings of $253.0 million at December 31, 2019 were considered short-term as their original maturity terms were for less than 3 months. There were no short-term borrowings at December 31, 2020.
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
At December 31, 2020, the Company had three sources of readily available borrowing capacity – 1) an approximately $1.02 billion line of credit with the FHLB, of which $8 million was outstanding at December 31, 2020 and $247 million was outstanding at December 31, 2019, 2) a $100 million federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2020 or 2019, and 3) an approximately $134 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2020 or 2019.
The Company’s line of credit with the FHLB totaling approximately $1.02 billion can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio.
The Company’s correspondent bank relationship allows the Company to purchase up to $100 million in federal funds on an overnight, unsecured basis (federal funds purchased). The Company had no borrowings outstanding under this line at December 31, 2020 or 2019.
The Company has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate). Based on the collateral owned by the Company as of December 31, 2020, the available line of credit was approximately $134 million. The Company had no borrowings outstanding under this line of credit at December 31, 2020 or 2019.
Note 10. Leases
The Company enters into leases in the normal course of business. As of December 31, 2020, the Company leased nine branch offices for which the land and buildings are leased and eight branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from January 2021 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 21.0 years as of December 31, 2020. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.27% as of December 31, 2020.
The right-of-use assets and lease liabilities were $17.5 million and $17.9 million as of December 31, 2020, respectively, and were $19.7 million and $19.9 million as of December 31, 2019, respectively. Prior to 2019, the accounting standards did not require assets or liabilities to be recorded for operating leases.
Total operating lease expense charged to operations under all operating lease agreements was $2.9 million in 2020, $2.6 million in 2019, and $2.3 million in 2018.
Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2020 are as follows:

($ in thousands)
Year ending December 31:
2021	$2,245
2022	1,832
2023	1,673
2024	1,472
2025	1,242
Thereafter	18,272
Total undiscounted lease payments	26,736
Less effect of discounting	(8,868)
Present value of estimated lease payments (lease liability)	$17,868

Note 11. Employee Benefit Plans
401(k) Plan. The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code ("IRC"). New employees who have met the age requirement are automatically enrolled in the plan at a 5% deferral rate. The automatic deferral can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan, not to exceed IRC limits. The Company’s matches 100% of the employee’s contribution up to 6%. The Company’s matching contribution expense was $4.3 million, $4.2 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Although discretionary contributions by the Company are permitted by the plan, the Company did not make any such contributions in the years presented. The Company’s matching and discretionary contributions are made according to the same investment elections each participant has established for their deferral contributions.
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
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. As discussed below, the contributions are invested to provide for benefits under the Pension Plan. The Company did not make any contributions to the Pension Plan for the years presented. The Company also does not expect to contribute to the Pension Plan in 2021.
The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

($ in thousands)	2020	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$41,592	36,354	38,150
Service cost	—	—	—
Interest cost	1,223	1,482	1,312
Actuarial loss (gain)	3,788	5,492	(1,160)
Benefits paid	(1,853)	(1,736)	(1,948)
Benefit obligation at end of year	44,750	41,592	36,354
Change in plan assets
Plan assets at beginning of year	43,824	39,170	41,306
Actual return on plan assets	6,196	6,390	(188)
Employer contributions	—	—	—
Benefits paid	(1,853)	(1,736)	(1,948)
Plan assets at end of year	48,167	43,824	39,170

Funded status at end of year	$3,417	2,232	2,816
The accumulated benefit obligation related to the Pension Plan was $44,750,000, $41,592,000, and $36,354,000 at December 31, 2020, 2019, and 2018, respectively.
The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2020 and 2019 as it relates to the Pension Plan, excluding the related deferred tax assets.

($ in thousands)	2020	2019
Other assets	$3,417	2,232
The following table presents information regarding the amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) at December 31, 2020 and 2019, as it relates to the Pension Plan.

($ in thousands)	2020	2019
Net loss	$(1,771)	(3,721)
Prior service cost	—	—
Amount recognized in AOCI before tax effect	(1,771)	(3,721)
Tax benefit	407	855
Net amount recognized as decrease to AOCI	$(1,364)	(2,866)
The following table reconciles the beginning and ending balances of AOCI at December 31, 2020 and 2019, as it relates to the Pension Plan:

($ in thousands)	2020	2019
Accumulated other comprehensive loss at beginning of fiscal year	$(2,866)	(3,091)
Net gain (loss) arising during period	1,107	(664)
Amortization of unrecognized actuarial loss	843	977
Tax benefit of changes during the year, net	(448)	(88)
Accumulated other comprehensive loss at end of fiscal year	$(1,364)	(2,866)

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

($ in thousands)	2020	2019
Prepaid pension cost as of beginning of fiscal year	$5,954	6,851
Net periodic pension cost for fiscal year	(766)	(897)
Actual employer contributions	—	—
Prepaid pension asset as of end of fiscal year	$5,188	5,954
Net pension cost for the Pension Plan included the following components for the years ended December 31, 2020, 2019, and 2018:

($ in thousands)	2020	2019	2018
Service cost – benefits earned during the period	$—	—	—
Interest cost on projected benefit obligation	1,223	1,482	1,312
Expected return on plan assets	(1,300)	(1,562)	(1,115)
Net amortization and deferral	843	977	34
Net periodic pension cost	$766	897	231
The estimated net loss for the Pension Plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $590,000.
The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods, assuming the Pension Plan is operated on an ongoing basis.

($ in thousands)	Estimated benefit payments
Year ending December 31, 2021	$1,843
Year ending December 31, 2022	1,918
Year ending December 31, 2023	1,977
Year ending December 31, 2024	2,021
Year ending December 31, 2025	2,085
Years ending December 31, 2026-2030	10,891
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

The fair values of the Company’s pension plan assets at December 31, 2020, by asset category, were as follows:

($ in thousands)	Total Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$337	—	337	—

Investment funds
Fixed income funds	47,830	—	47,830	—
Total	$48,167	—	48,167	—
The fair values of the Company’s pension plan assets at December 31, 2019, by asset category, were as follows:

($ in thousands)	Total Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$274	—	274	—

Investment funds
Fixed income funds	43,550	—	43,550	—
Total	$43,824	—	43,824	—
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2020 and 2019.
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

The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2020	2019	2018
Change in benefit obligation
Projected benefit obligation at beginning of year	$5,638	5,794	5,970
Service cost	—	—	124
Interest cost	158	219	200
Actuarial (gain) loss	517	23	(102)
Benefits paid	(331)	(398)	(398)
Projected benefit obligation at end of year	5,982	5,638	5,794
Plan assets	—	—	—
Funded status at end of year	$(5,982)	(5,638)	(5,794)
The accumulated benefit obligation related to the SERP was $5,982,000, $5,638,000, and $5,794,000 at December 31, 2020, 2019, and 2018, respectively.
The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2020 and 2019 as it relates to the SERP, excluding the related deferred tax assets.

($ in thousands)	2020	2019
Other liabilities	$(5,982)	(5,638)
The following table presents information regarding the amounts recognized in AOCI at December 31, 2020 and 2019, as it relates to the SERP:

($ in thousands)	2020	2019
Net (loss) gain	$(46)	629
Prior service cost	—	—
Amount recognized in AOCI before tax effect	(46)	629
Tax expense	11	(145)
Net amount recognized as (decrease) increase to AOCI	$(35)	484
The following table reconciles the beginning and ending balances of AOCI at December 31, 2020 and 2019, as it relates to the SERP:

($ in thousands)	2020	2019
Accumulated other comprehensive income (loss) at beginning of fiscal year	$484	624
Net (loss) gain arising during period	(517)	(22)
Prior service cost	—	—
Amortization of unrecognized actuarial gain	(157)	(163)
Amortization of prior service cost and transition obligation	—	—
Tax expense related to changes during the year, net	155	45
Accumulated other comprehensive income (loss) at end of fiscal year	$(35)	484

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2020	2019
Accrued liability as of beginning of fiscal year	$(6,266)	(6,608)
Net periodic pension cost for fiscal year	(1)	(56)
Benefits paid	331	398
Accrued liability as of end of fiscal year	$(5,936)	(6,266)
Net pension cost for the SERP included the following components for the years ended December 31, 2020, 2019, and 2018:

($ in thousands)	2020	2019	2018
Service cost – benefits earned during the period	$—	—	124
Interest cost on projected benefit obligation	158	219	200
Net amortization and deferral	(157)	(163)	(13)
Net periodic pension cost	$1	56	311
The estimated net loss for the SERP that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $15,000.
The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2021	$330
Year ending December 31, 2022	326
Year ending December 31, 2023	322
Year ending December 31, 2024	318
Year ending December 31, 2025	340
Years ending December 31, 2026-2030	1,719
Applicable to both Plans
The components of net periodic benefit cost other than the service cost component are included in the line item "Other operating expenses" in the Consolidated Statements of Income.

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2020, 2019, and 2018:

	2020		2019		2018
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	3.03%	2.89%	4.08%	3.92%	3.46%	3.46%
Discount rate used to calculate end of year liability disclosures	2.24%	2.04%	3.03%	2.89%	4.08%	3.92%
Expected long-term rate of return on assets	3.03%	n/a	4.08%	n/a	2.75%	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
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
In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the financial statements. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. Commitments may expire without being used. The following table presents the Company’s outstanding loan commitments at December 31, 2020 and December 31, 2019.

($ in thousands)	December 31, 2020			December 31, 2019
Type of Commitment	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Loan commitments	$238,745	94,218	332,963	263,775	123,169	386,944
Unused lines of credit	188,014	900,046	1,088,060	169,278	766,450	935,728
Total	$426,759	994,264	1,421,023	433,053	889,619	1,322,672
At December 31, 2020 and 2019, the Company had $14.1 million and $12.0 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a stand-alone obligation made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the standby letter of credit. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past two years, the Company has only had to honor a minimal amount of standby letters of credit, which have been or are being repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.
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
The Company’s investment portfolio consists principally of obligations of government-sponsored enterprises, mortgage-backed securities guaranteed by government-sponsored enterprises, corporate bonds, and general obligation municipal securities. The Company also holds stock with the Federal Reserve Bank and the Federal Home Loan Bank as a requirement for membership in the system. The following are the fair values at December 31, 2020 of securities to any one issuer/guarantor that exceed $5.0 million, with such amounts representing the maximum amount of credit risk that the Company would incur if the issuer did not repay the obligation.

($ in thousands) Issuer	Amortized Cost	Fair Value
Fannie Mae – mortgage-backed securities	$571,245	585,035
Freddie Mac – mortgage-backed securities	549,811	552,830
Ginnie Mae – mortgage-backed securities	234,780	237,159
Federal Farm Credit Bank – bonds	40,015	40,356
Federal Home Loan Bank system - bonds	30,000	29,850
Small Business Administration securities	22,150	22,436
Federal Reserve Bank - common stock	17,671	17,671
First Citizens Bank – corporate bonds	11,000	10,999
Bank of America corporate bonds	7,000	7,409
Citigroup, Inc. corporate bonds	6,014	6,346
Federal Home Loan Bank of Atlanta - common stock	5,855	5,855
Loudoun County, Virginia - municipal bond	5,599	5,735
Goldman Sachs Group Inc. corporate bond	5,037	5,319
JP Morgan Chase corporate bond	5,009	5,294
The Company also periodically invests in limited partnerships, limited liability companies (“LLCs”), and other privately held companies. As of December 31, 2020, the Company had a remaining funding commitments of $6.3 million related to these investments.
The Company primarily places its deposits and correspondent accounts with the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, and Pacific Coast Bankers Bank (“PCBB”). At December 31, 2020, the Company had deposits in the Federal Home Loan Bank of Atlanta totaling $42.6 million, deposits of $230.7 million in the Federal Reserve Bank, and deposits of $2.8 million in PCBB. None of the deposits held at the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank are FDIC-insured, however the Federal Reserve Bank is a government entity and therefore risk of loss is minimal. The deposits held at PCBB are FDIC-insured up to $250,000.
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2020.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$70,206	—	70,206	—
Mortgage-backed securities	1,337,706	—	1,337,706	—
Corporate bonds	45,220	—	45,220	—
Total available for sale securities	$1,453,132	—	1,453,132	—

Presold mortgages in process of settlement	$42,271	42,271	—	—

Nonrecurring
Impaired loans	$22,142	—	—	22,142
Foreclosed real estate	1,484	—	—	1,484
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
For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans - valued at collateral value	$16,000	Appraised value	Discounts applied for estimated costs to sell	10%
Impaired loans - valued at PV of expected cash flows	$6,142	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	4-11% (6.21%)
Foreclosed real estate	1,484	Appraised value	Discounts for estimated costs to sell	10%

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans - valued at collateral value	$10,718	Appraised value	Discounts applied for estimated costs to sell	10%
Impaired loans - valued at PV of expected cash flows	$5,497	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	4-11% (6.50%)
Foreclosed real estate	1,830	Appraised value	Discounts for estimated costs to sell	10%

The carrying amounts and estimated fair values of financial instruments not carried at fair value as of December 31, 2020 and 2019 are as follows:

		December 31, 2020		December 31, 2019
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$93,724	93,724	64,519	64,519
Due from banks, interest-bearing	Level 1	273,566	273,566	166,783	166,783
Securities held to maturity	Level 2	167,551	170,734	67,932	68,333
SBA loans held for sale	Level 2	6,077	7,465	—	—
Total loans, net of allowance	Level 3	4,678,927	4,661,197	4,432,068	4,407,610
Accrued interest receivable	Level 1	20,272	20,272	16,648	16,648
Bank-owned life insurance	Level 1	106,974	106,974	104,441	104,441
SBA servicing asset	Level 3	5,788	6,569	5,383	5,649

Deposits	Level 2	6,273,596	6,275,329	4,931,355	4,930,751
Borrowings	Level 2	61,829	53,321	300,671	295,399
Accrued interest payable	Level 2	904	904	2,154	2,154
Note 14. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $2,540,000, $2,270,000 and $1,569,000 for the years ended December 31, 2020, 2019, and 2018, respectively. The Company recognized $584,000, $522,000, and $367,000 of income tax benefits related to stock-based compensation expense in the income statement for the years ended December 31, 2020, 2019, and 2018, respectively.
At December 31, 2020, the sole equity-based compensation plan for the Company is the First Bancorp 2014 Equity Plan (the "Equity Plan), which was approved by shareholders on May 8, 2014. As of December 31, 2020, the Equity Plan had 549,876 shares remaining available for grant.
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
In addition to employee equity awards, the Company's practice is to grant common shares, valued at approximately $32,000, to each non-employee director (currently 11 in total) in June of each year. Compensation expense associated with these director awards is recognized on the date of the award since there are no vesting conditions. On June 1, 2020, the Company granted 14,146 shares of common stock to non-employee directors (1,286 shares per director), at a fair market value of $24.87 per share, which was the closing price of the Company’s common stock on that date, which resulted in $352,000 in expense. On June 1, 2019, the Company granted 9,030 shares of common stock to non-employee directors (903 shares per director), at a fair market value of $35.41 per share, which was the closing price of the Company’s common stock on that date, which resulted in $320,000 in expense.

The expense associated with director grants is classified as "other operating expense" in the Consolidated Statements of Income.
The following table presents information regarding the activity during 2018, 2019, and 2020 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Shares	Grant Date Fair Value
Nonvested at January 1, 2018	103,063	$24.08

Granted during the period	66,060	40.04
Vested during the period	(35,703)	22.82
Forfeited or expired during the period	(4,169)	29.99

Nonvested at December 31, 2018	129,251	$32.39

Granted during the period	82,826	36.36
Vested during the period	(51,757)	25.02
Forfeited or expired during the period	(954)	41.93

Nonvested at December 31, 2019	159,366	$36.79

Granted during the period	68,704	26.96
Vested during the period	(55,965)	33.91
Forfeited or expired during the period	—	—

Nonvested at December 31, 2020	172,105	$33.80
Total unrecognized compensation expense as of December 31, 2020 amounted to $2,554,000 with a weighted average remaining term of 1.8 years. The Company expects to record $1,577,000 of compensation expense in the next twelve months related to these nonvested awards that are outstanding at December 31, 2020.
Prior to 2010, stock options were the primary form of stock-based compensation utilized by the Company. At December 31, 2019 and 2020, there were no stock options outstanding.

The following table presents information regarding the activity since January 1, 2018 related to all of the Company’s stock options outstanding:

Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2018	38,689	$16.09

Granted	—	—
Exercised	(29,689)	16.61		$659,743
Forfeited	—	—
Expired	—	—

Balance at December 31, 2018	9,000	$14.35

Granted	—	—
Exercised	(9,000)	14.35		$203,963
Forfeited	—	—
Expired	—	—

Balance at December 31, 2019	—	$—

Granted	—	—
Exercised	—	—		$—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2020	—	$—	—	$—

Exercisable at December 31, 2020	—	$—	—	$—
In 2019 and 2018, the Company received $129,000 and $324,000, respectively, as a result of stock option exercises.
Note 15. Regulatory Restrictions
The Company is regulated by the Board of Governors of the Federal Reserve and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Reserve and the North Carolina Commissioner of Banks.
The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized.”) As of December 31, 2020, approximately $590,672,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.
The average reserve balance maintained by the Bank under the requirements of the FRB was approximately $1,099,000 for the year ended December 31, 2020.
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
In 2013, the FRB approved final rules implementing the Basel Committee on Banking Supervision capital guidelines, referred to a “Basel III.” The final rules established a new “Common Equity Tier I” ratio; new higher capital ratio requirements, including a capital conservation buffer; narrowed the definitions of capital; imposed new operating restrictions on banking organizations with insufficient capital buffers; and increased the risk weighting of certain assets. The final rules became effective January 1, 2015 for the Company. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk weighted assets, and increased each year until fully implemented at 2.5% in January 1, 2019. The capital conservation buffer requirement at December 31, 2020 was 2.5%.
As of December 31, 2020, the capital standards require the Company to maintain minimum ratios of “Common Equity Tier I” capital to total risk-weighted assets, “Tier I” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common Equity Tier I capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier I capital is comprised of Common Equity Tier I capital plus Additional Tier I Capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in Federal Reserve and FDIC regulations.
In addition to the risk-based capital requirements described above, the Company and the Bank are subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3.00% to 5.00%, depending upon the institution’s composite ratings as determined by its regulators. The Federal Reserve has not advised the Company of any requirement specifically applicable to it.
In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as “well capitalized,” which are presented with the minimum ratios, the Company’s ratios and the Bank’s ratios as of December 31, 2020 and 2019 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework. There are no conditions or events since that notification that management believes have changed the Company’s classification.

	Actual		Fully Phased-In Regulatory Guidelines Minimum		To Be Well Capitalized Under Current Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2020
Common Equity Tier I Capital Ratio
Company	$639,369	13.19%	$339,251	7.00%	$ N/A	N/A
Bank	682,312	14.08%	339,125	7.00%	314,902	6.50%
Total Capital Ratio
Company	744,835	15.37%	508,876	10.50%	N/A	N/A
Bank	735,282	15.18%	508,688	10.50%	484,465	10.00%
Tier I Capital Ratio
Company	691,865	14.28%	411,947	8.50%	N/A	N/A
Bank	682,312	14.08%	411,795	8.50%	387,572	8.00%
Leverage Ratio
Company	691,865	9.88%	280,039	4.00%	N/A	N/A
Bank	682,312	9.75%	280,003	4.00%	350,004	5.00%

As of December 31, 2019
Common Equity Tier I Capital Ratio
Company	$610,642	13.28%	$321,994	7.00%	$ N/A	N/A
Bank	661,234	14.38%	321,866	7.00%	298,875	6.50%
Total Capital Ratio
Company	684,931	14.89%	482,991	10.50%	N/A	N/A
Bank	683,178	14.86%	482,799	10.50%	459,808	10.00%
Tier I Capital Ratio
Company	662,987	14.41%	390,993	8.50%	N/A	N/A
Bank	661,234	14.38%	390,837	8.50%	367,846	8.00%
Leverage Ratio
Company	662,987	11.19%	236,904	4.00%	N/A	N/A
Bank	661,234	11.17%	236,700	4.00%	295,875	5.00%
Note 16. Supplementary Income Statement Information
Components of other noninterest income/expense exceeding 1% of total revenue for any of the years ended December 31, 2020, 2019, and 2018 are as follows:

($ in thousands)	2020	2019	2018
Other service charges, commissions, and fees – interchange fees, net	$14,142	13,814	11,995

Other operating expenses – dues and subscriptions (includes software subscriptions)	4,764	4,250	3,431
Other operating expenses – data processing expense	3,157	3,130	3,234
Other operating expenses – telephone and data line expense	2,893	3,057	3,024
Other operating expenses – marketing	1,960	2,727	3,065

Note 17. Condensed Parent Company Information
Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2020	2019
Assets
Cash on deposit with bank subsidiary	$15,284	2,014
Investment in wholly-owned subsidiaries, at equity	938,294	904,924
Premises and Equipment	7	7
Other assets	(164)	5,642
Total assets	953,421	912,587

Liabilities and shareholders’ equity
Trust preferred securities	54,200	54,049
Other liabilities	5,800	6,137
Total liabilities	60,000	60,186

Shareholders’ equity	893,421	852,401

Total liabilities and shareholders’ equity	$953,421	912,587

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2020	2019	2018
Dividends from wholly-owned subsidiaries	$63,100	29,800	15,525
Earnings of wholly-owned subsidiaries, net of dividends	20,899	65,555	77,050
Interest expense	(1,743)	(2,648)	(2,498)
All other income and expenses, net	(779)	(661)	(788)
Net income	$81,477	92,046	89,289

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2020	2019	2018
Operating Activities:
Net income	$81,477	92,046	89,289
Equity in undistributed earnings of subsidiaries	(20,899)	(65,555)	(77,050)
Decrease (increase) in other assets	5,806	(5,850)	(13)
(Decrease) increase in other liabilities	(3)	64	146
Total – operating activities	66,381	20,705	12,372

Financing Activities:
Payment of common stock cash dividends	(20,936)	(13,662)	(11,281)
Repurchases of common stock	(31,868)	(10,000)	—
Proceeds from issuance of common stock	—	129	324
Stock withheld for payment of taxes	(307)	(702)	(406)
Total - financing activities	(53,111)	(24,235)	(11,363)
Net increase (decrease) in cash	13,270	(3,530)	1,009
Cash, beginning of year	2,014	5,544	4,535
Cash, end of year	$15,284	2,014	5,544

Note 18. Shareholders’ Equity
Rabbi Trust Obligation
With the acquisition of Carolina Bank in March 2017, the Company assumed a deferred compensation plan for certain members of Carolina Bank’s board of directors that is fully funded by Company stock, which was valued at $7.7 million on the date of acquisition. Subsequent to the acquisition in 2017, approximately $5.5 million of the deferred compensation has been paid to the plan participants. The balances of the related asset and liability were each $2.2 million and $2.6 million at December 31, 2020 and December 31, 2019, respectively, both of which are presented as components of shareholders’ equity.
Equity Issuances
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

Stock Repurchases

During 2020, the Company repurchased approximately 1,117,208 shares of the Company’s common stock at an average price of $28.53, which totaled $31.9 million, under a $40 million repurchase authorization publicly announced in November 2019. During 2019, the Company repurchased approximately 282,000 shares of the Company’s common stock at an average price of $35.51, which totaled $10 million, under a $25 million repurchase authorization publicly announced in February 2019. As of December 31, 2020, the Board of Directors has authorized a continuation of its share repurchase program with a maximum repurchase amount of $20 million and an expiration date of December 31, 2021.

Note 19. Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For Years Ended December 31,
	2020			2019			2018
($ in thousands except per share amounts)	Income (Numer-ator)	Shares (Denom-inator)	Per Share Amount	Income (Numer-ator)	Shares (Denom-inator)	Per Share Amount	Income (Numer-ator)	Shares (Denom-inator)	Per Share Amount
Basic EPS:
Net income	$81,477			$92,046			$89,289
Less: income allocated to participating securities	$(398)			$(450)			$—
Basic EPS per common share	$81,079	28,839,866	$2.81	$91,596	29,547,851	$3.10	$89,289	29,566,259	$3.02

Diluted EPS:
Net income	$81,477	28,839,866		$92,046	29,547,851		$89,289	29,566,259
Effect of Dilutive Securities	—	141,701		—	172,648		—	141,172
Diluted EPS per common share	$81,477	28,981,567	$2.81	$92,046	29,720,499	$3.10	$89,289	29,707,431	$3.01
For the years ended December 31, 2020, 2019, and 2018, there were no options that were anti-dilutive.

Note 20. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Unrealized gain (loss) on securities available for sale	$20,448	9,743	(12,390)
Deferred tax (liability) asset	(4,699)	(2,239)	2,896
Net unrealized gain (loss) on securities available for sale	15,749	7,504	(9,494)

Postretirement plans asset (liability)	(1,817)	(3,092)	(3,220)
Deferred tax asset (liability)	418	711	753
Net postretirement plans asset (liability)	(1,399)	(2,381)	(2,467)

Total accumulated other comprehensive income (loss)	$14,350	5,123	(11,961)

The following table discloses the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance at January 1, 2018	$(1,694)	(2,452)	(4,146)

Other comprehensive income (loss) before reclassifications	(7,800)	(31)	(7,831)
Amounts reclassified from accumulated other comprehensive income	—	16	16
Net current-period other comprehensive income (loss)	(7,800)	(15)	(7,815)

Ending balance at December 31, 2018	(9,494)	(2,467)	(11,961)

Other comprehensive income (loss) before reclassifications	17,073	(528)	16,545
Amounts reclassified from accumulated other comprehensive income	(75)	614	539
Net current-period other comprehensive income (loss)	16,998	86	17,084

Ending balance at Ending balance at December 31, 2019	7,504	(2,381)	5,123

Other comprehensive income (loss) before reclassifications	14,425	454	14,879
Amounts reclassified from accumulated other comprehensive income	(6,180)	528	(5,652)
Net current-period other comprehensive income (loss)	8,245	982	9,227

Ending balance at December 31, 2020	$15,749	(1,399)	14,350

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
Note 21. Revenue from Contracts with Customers
All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for years ended December 31, 2020, 2019, and 2018. Items outside the scope of ASC 606 are noted as such.

	For the Years Ended December 31,
($ in thousands)	2020	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$11,098	12,970	12,690
Other service charges, commissions, and fees:
Interchange income	14,142	13,814	11,995
Other fees	5,955	5,667	4,493
Commissions from sales of insurance and financial products:
Insurance income	5,353	5,289	6,038
Wealth management income	3,495	3,206	2,693
SBA consulting fees	8,644	3,872	4,675
Noninterest income (in-scope of Topic 606)	48,687	44,818	42,584
Noninterest income (out-of-scope of Topic 606)	32,659	14,711	16,358
Total noninterest income	$81,346	59,529	58,942
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
Other service charges, commissions, and fees: The Company earns interchange income on its customers’ debit and credit card usage and earns fees from other services utilized by its customers. Interchange income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as MasterCard. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange expenses were presented on a gross basis prior to the adoption of ASC 606 and are presented on a net basis. The 2018 income for this item was originally reported on a gross basis, but is presented net of $2.6 million in interchange expenses in these financial statements. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, ATM surcharge fees, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
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

SBA Consulting fees: The Company earns fees for its consulting services related to the origination of SBA loans. Fees are based on a percentage of the dollar amount of the originated loans and are recorded when the performance obligation has been satisfied. During 2020, the Company's SBA subsidiary assisted its third-party clients in the origination of PPP loans and charged and received fees for doing so. For several clients, the forgiveness piece of the PPP process, which will occur at a future time, was included in the fees charged. Accordingly, the Company recorded deferred revenue for approximately one-half of the fees received, which amounted to $1.6 million. During 2020, the Company realized approximately $0.2 million of this deferred revenue related to fulfilling a portion of the forgiveness services. At December 31, 2020, the remaining amount of deferred revenue was $1.4 million. These fees will be recorded as income in the period in which the services associated with the forgiveness process are rendered.
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

Shareholders and Board of Directors
First Bancorp
Southern Pines, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Loan Losses

As described in Notes 1 and 4 to the Company's consolidated financial statements, the Company had a gross loan portfolio of approximately $4.7 billion and related allowance for loan losses of approximately $52.4 million as of December 31, 2020. The allowance for loan losses includes a reserve for loans collectively evaluated for impairment of approximately $45.7 million and loans individually evaluated for impairment of approximately $6.7 million. In calculating the collectively evaluated component of the allowance for loan losses, management considers both quantitative and qualitative loss factors. The evaluation of the qualitative loss factors involves subjective estimates and assumptions, which require a high degree of management’s judgment. These estimates and assumptions are affected by changes in loan volume, evaluation of the loan portfolio, current economic conditions (including the impact of COVID-19), historical loan loss experience and other risk factors.

We identified management’s evaluation of the qualitative loss factors within the collectively evaluated component of the allowance for loan losses as a critical audit matter. Management’s assessment of the qualitative loss factors for collectively evaluated loans requires significant judgments related to current economic conditions, specifically local, state, and national economic outlooks (including the impact of COVID-19), trends in loan volume, mix and size of loans, levels and trends of delinquencies, industry concentrations, changes in property values, and credit administration practices. Auditing these judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of effort required, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of internal controls over management’s review of the qualitative risk factors, and the resulting reserve for loans collectively evaluated for impairment, including controls related to: (i) the accuracy of data inputs used in the determination of adjustments made to the qualitative loss factors, and (ii) management’s review of the conclusions reached related to the qualitative loss factors and the resulting allocation to the allowance.

•Assessing the reasonableness of management’s assumptions related to current economic conditions (including the impact of COVID-19), evaluation of the loan portfolio and other risk factors used in identifying the qualitative risk factors for collectively evaluated loans and determining whether such assumptions were relevant, reliable, and reasonable for the purpose used.

•Evaluating the reasonableness of assumptions and data used by management in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

Raleigh, North Carolina
February 26, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
First Bancorp
Southern Pines, North Carolina

Opinion on Internal Control over Financial Reporting

We have audited First Bancorp’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of First Bancorp and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Bancorp

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements) of First Bancorp and its subsidiaries (the Company). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Elliott Davis, PLLC

We served as the Company's auditor from 2005 to 2019.

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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on Management’s evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2020.
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
BDO USA, LLP, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2020, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2020, as stated in their report, which is included in Item 8 hereof.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2020 that were reasonably likely to materially affect our internal control over financial reporting.
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
Additional Information Regarding the Registrant’s Equity Compensation Plans
At December 31, 2020, the Company had one equity-based compensation plan, under which new grants of equity-based awards are possible.
The following table presents information as of December 31, 2020 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity-based compensation plan. At December 31, 2020, the Company had no warrants or stock appreciation rights outstanding under any compensation plans.

	As of December 31, 2020
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	$—	549,876
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	549,876
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

10.n	The Executive Nonqualified Excess Plan Document was filed as Exhibit 10.q to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and is incorporated herein by reference. (*)
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

10.q	The Company’s Annual Incentive Plan for certain employees and executive officers
21	List of Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm, Elliott Davis, PLLC
23.2	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
___________________

(b)	Exhibits - see (a)(3) above.
(c)	No financial statement schedules are filed herewith.
Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southern Pines, and State of North Carolina, on the 26th day of February 2021.

First Bancorp
By: /s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers
/s/ Richard H. Moore	/s/ Eric P. Credle
Richard H. Moore Chief Executive Officer	Eric P. Credle EVP / Chief Financial Officer
February 26, 2021	(Principal Accounting Officer)
February 26, 2021

Board of Directors
/s/ James C. Crawford, III	/s/ Richard H. Moore
James C. Crawford, III Chairman of the Board Director	Richard H. Moore Director
February 26, 2021
February 26, 2021

/s/ Daniel T. Blue, Jr.	/s/ Thomas F. Phillips
Daniel T. Blue, Jr. Director	Thomas F. Phillips Director
February 26, 2021	February 26, 2021

/s/ Mary Clara Capel	/s/ O. Temple Sloan, III
Mary Clara Capel Director	O. Temple Sloan, III Director
February 26, 2021	February 26, 2021

/s/ Suzanne DeFerie	/s/ Frederick L. Taylor II
Suzanne DeFerie Director	Frederick L. Taylor II Director
February 26, 2021	February 26, 2021

/s/ Abby J. Donnelly	/s/ Virginia C. Thomasson
Abby J. Donnelly Director	Virginia C. Thomasson Director
February 26, 2021	February 26, 2021

/s/ John B. Gould	/s/ Dennis A. Wicker
John B. Gould Director	Dennis A. Wicker Director
February 26, 2021	February 26, 2021

/s/ Michael G. Mayer
Michael G. Mayer Director
February 26, 2021