Form 10-Q
period 2021-03-31
FIRST BANCORP /NC/
filed 2021-05-10
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
Commission File Number 0-15572
FIRST BANCORP
(Exact Name of Registrant as Specified in its Charter)

North Carolina				56-1421916
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification Number)

300 SW Broad St.,	Southern Pines	,	North Carolina	28387
(Address of Principal Executive Offices)				(Zip Code)

(Registrant's telephone number, including area code)				(910)	246-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered:
Common Stock, No Par Value	FBNC	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on April 30, 2021 was 28,489,474.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index
FORWARD-LOOKING STATEMENTS
Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions, including the impact of the current pandemic. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2020 Annual Report on Form 10-K and Item 1A of Part II of this report.

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands)	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and due from banks, noninterest-bearing	$71,206	93,724
Due from banks, interest-bearing	458,860	273,566
Total cash and cash equivalents	530,066	367,290

Securities available for sale	1,821,697	1,453,132
Securities held to maturity (fair values of $195,424 and $170,734)	198,843	167,551

Presold mortgages in process of settlement at fair value	31,869	42,271
SBA Loans held for sale	7,002	6,077

Loans	4,624,054	4,731,315
Allowance for credit losses on loans	(65,849)	(52,388)
Net loans	4,558,205	4,678,927

Premises and equipment	123,271	120,502
Operating right-of-use lease assets	16,899	17,514
Accrued interest receivable	18,652	20,272
Goodwill	239,272	239,272
Other intangible assets	14,606	15,366
Foreclosed properties	1,811	2,424
Bank-owned life insurance	107,594	106,974
Other assets	66,607	52,179
Total assets	$7,736,394	7,289,751

LIABILITIES
Deposits: Noninterest bearing checking accounts	$2,430,198	2,210,012
Interest bearing checking accounts	1,258,500	1,172,022
Money market accounts	1,721,230	1,581,364
Savings accounts	567,715	519,266
Time deposits of $100,000 or more	535,519	564,365
Other time deposits	220,325	226,567
Total deposits	6,733,487	6,273,596
Borrowings	61,342	61,829
Accrued interest payable	741	904
Operating lease liabilities	17,354	17,868
Other liabilities	46,617	42,133
Total liabilities	6,859,541	6,396,330

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 28,489,474 and 28,579,335 shares	397,094	400,582
Retained earnings	483,944	478,489
Stock in rabbi trust assumed in acquisition	(2,256)	(2,243)
Rabbi trust obligation	2,256	2,243
Accumulated other comprehensive income (loss)	(4,185)	14,350
Total shareholders’ equity	876,853	893,421
Total liabilities and shareholders’ equity	$7,736,394	7,289,751
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended March 31,
	2021	2020
INTEREST INCOME
Interest and fees on loans	$51,073	55,297
Interest on investment securities:
Taxable interest income	5,913	5,474
Tax-exempt interest income	323	164
Other, principally overnight investments	700	1,098
Total interest income	58,009	62,033
INTEREST EXPENSE
Savings, checking and money market accounts	1,314	2,359
Time deposits of $100,000 or more	858	2,924
Other time deposits	216	490
Borrowings	383	1,501
Total interest expense	2,771	7,274

Net interest income	55,238	54,759
Provision for credit losses	—	5,590
Net interest income after provision for credit losses	55,238	49,169
NONINTEREST INCOME
Service charges on deposit accounts	2,733	3,337
Other service charges, commissions and fees	5,522	4,069
Fees from presold mortgage loans	4,544	1,841
Commissions from sales of insurance and financial products	2,190	2,068
SBA consulting fees	2,764	1,027
SBA loan sale gains	2,330	647
Bank-owned life insurance income	620	642
Other gains (losses), net	(34)	74
Total noninterest income	20,669	13,705
NONINTEREST EXPENSES
Salaries expense	20,131	20,110
Employee benefits expense	4,574	4,547
Total personnel expense	24,705	24,657
Occupancy expense	2,904	2,958
Equipment related expenses	1,045	1,145
Intangibles amortization expense	897	1,055
Foreclosed property losses, net	157	159
Other operating expenses	10,357	10,102
Total noninterest expenses	40,065	40,076

Income before income taxes	35,842	22,798
Income tax expense	7,648	4,618

Net income	$28,194	18,180

Earnings per common share:
Basic	$0.99	0.62
Diluted	0.99	0.62

Dividends declared per common share	$0.20	0.18

Weighted average common shares outstanding:
Basic	28,357,809	29,230,788
Diluted	28,537,853	29,399,114
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

($ in thousands-unaudited)	Three Months Ended March 31,
	2021	2020
Net income	$28,194	18,180
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(24,235)	20,765
Tax (expense) benefit	5,569	(4,772)
Postretirement Plans:
Amortization of unrecognized net actuarial loss	171	178
Tax benefit	(40)	(41)
Other comprehensive income (loss)	(18,535)	16,130
Comprehensive income	$9,659	34,310
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended March 31, 2020
Balances, January 1, 2020	29,601	$429,514	417,764	(2,587)	2,587	5,123	852,401
Net income			18,180				18,180
Cash dividends declared ($0.18 per common share)			(5,235)				(5,235)
Change in Rabbi Trust obligation				(15)	15		—
Stock repurchases	(576)	(20,000)					(20,000)
Stock-based compensation	16	722					722
Other comprehensive income (loss)						16,130	16,130
Balances, March 31, 2020	29,041	$410,236	430,709	(2,602)	2,602	21,253	862,198

Three Months Ended March 31, 2021
Balances, January 1, 2021	28,579	$400,582	478,489	(2,243)	2,243	14,350	893,421
Adoption of new accounting standard			(17,051)				(17,051)
Net income			28,194				28,194
Cash dividends declared ($0.20 per common share)			(5,688)				(5,688)
Change in Rabbi Trust obligation				(13)	13		—
Stock repurchases	(107)	(4,036)					(4,036)
Stock withheld for payment of taxes	(3)	(103)					(103)
Stock-based compensation	20	651					651
Other comprehensive income (loss)						(18,535)	(18,535)
Balances, March 31, 2021	28,489	$397,094	483,944	(2,256)	2,256	(4,185)	876,853

See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

($ in thousands-unaudited)	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$28,194	18,180
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	—	5,590
Net security premium amortization	2,876	804
Loan discount accretion	(1,341)	(1,841)
Other purchase accounting accretion and amortization, net	29	14
Foreclosed property losses and write-downs, net	157	159
Other losses	34	(74)
Increase in net deferred loan fees	2,845	320
Bank-owned life insurance income	(620)	(642)
Depreciation of premises and equipment	1,448	1,563
Amortization of operating lease right-of-use assets	517	496
Repayments of lease obligations	(416)	(452)
Stock-based compensation expense	397	513
Amortization of intangible assets	897	1,055
Amortization of SBA servicing assets	470	918
Fees/gains from sale of presold mortgages and SBA loans	(6,874)	(2,488)
Origination of presold mortgage loans in process of settlement	(112,592)	(48,143)
Proceeds from sales of presold mortgage loans in process of settlement	127,346	54,764
Origination of SBA loans for sale	(37,359)	(36,081)
Proceeds from sales of SBA loans	32,467	16,031
Decrease in accrued interest receivable	1,620	881
Increase in other assets	(5,242)	(1,096)
Increase in net deferred income tax asset	(4,596)	(63)
Decrease in accrued interest payable	(163)	(54)
Increase in other liabilities	639	3,318
Net cash provided by operating activities	30,733	13,672
Cash Flows From Investing Activities
Purchases of securities available for sale	(475,960)	(9,423)
Purchases of securities held to maturity	(37,438)	(3,624)
Proceeds from maturities/issuer calls of securities available for sale	80,650	45,037
Proceeds from maturities/issuer calls of securities held to maturity	5,780	10,075
Redemptions (purchases) of FRB and FHLB stock, net	1,836	(4,572)
Net decrease (increase) in loans	110,212	(95,680)
Proceeds from sales of foreclosed properties	1,183	889
Purchases of premises and equipment	(4,534)	(1,321)
Proceeds from sales of premises and equipment	218	189
Net cash used by investing activities	(318,053)	(58,430)
Cash Flows From Financing Activities
Net increase in deposits	459,906	113,664
Net decrease in short-term borrowings	—	(48,000)
Proceeds from long-term borrowings	—	150,000
Payments on long-term borrowings	(531)	(531)
Cash dividends paid – common stock	(5,140)	(5,328)
Repurchases of common stock	(4,036)	(20,000)
Payment of taxes related to stock withheld	(103)	—
Net cash provided by financing activities	450,096	189,805
Increase in cash and cash equivalents	162,776	145,047
Cash and cash equivalents, beginning of period	367,290	231,302
Cash and cash equivalents, end of period	$530,066	376,349

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,934	7,328
Cash paid during the period for income taxes	9,585	20
Non-cash: Unrealized (loss) gain on securities available for sale, net of taxes	(18,666)	15,993
Non-cash: Foreclosed loans transferred to other real estate	727	662
Non-cash: Initial recognition of operating lease right-of-use assets and operating lease liabilities	444	—
See accompanying notes to consolidated financial statements.

Index
First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Period Ended March 31, 2021
Note 1 - Basis of Presentation
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2021, the consolidated results of operations for the three months ended March 31, 2021 and 2020, and the consolidated cash flows for the three months ended March 31, 2021 and 2020. Any such adjustments were of a normal, recurring nature. Reference is made to the 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.
Recent Developments: COVID-19 - The COVID-19 pandemic has continued to impact our operations in 2021. We remain committed and focused on the health and safety of our team members, customers, and communities, and we continue to have a many employees working remotely. The most significant effects of the pandemic that we have continued to experience in 2021 have been lower loan demand (excluding PPP loans) and high deposit growth, which has likely been impacted by stimulus payments and higher savings rates by our customers. Low interest rates have also resulted in high levels of mortgage loan refinancings, which have increased our mortgage loan sales income, but have reduced our level of mortgage loans outstanding. Thus far, we have not experienced a meaningful increase in problem loans or charge-offs.

On December 27, 2020, the Economic Aid Act was signed into law, which included another round of Paycheck Protection Program (PPP) funding. The Company began originating the new round of PPP loans in January 2021. During the first quarter of 2021, the Company funded $111 million in PPP loans, while also processing $111 million in forgiveness payments related to 2020 PPP loan originations.

In response to the pandemic onset in 2020, the Company generally offered impacted borrowers loan payment deferrals of 90 days in duration. Since that time, most of our borrowers have resumed payments and as of March 31, 2021, the Company had remaining pandemic-related loan deferrals of $5.9 million.

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
Note 2 – Accounting Policies
Note 1 to the 2020 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and a discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.
Accounting Standards Adopted in 2021
On January 1, 2021, the Company adopted Accounting Standards Codification ("ASC") 326 ("CECL"), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures, such as unfunded commitments to extend credit. In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell.
The Company adopted CECL as of January 1, 2021 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after

Index
January 1, 2021 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”). The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $14.6 million, which is presented as a reduction to loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $7.5 million, which is recorded within Other Liabilities. The adoption of CECL had an insignificant impact on the Company's held to maturity and available for sale securities portfolios. The Company recorded a net decrease to retained earnings of $17.1 million as of January 1, 2021 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Federal banking regulatory agencies provided optional relief to delay the adverse regulatory capital impact of CECL at adoption. The Company did not elect the option.

The Company adopted CECL using the prospective transition approach for PCD assets that were previously classified as PCI under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The amortized cost basis of the PCD assets was adjusted to reflect the addition of $0.1 million of the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at a rate that approximates the effective interest rate as of January 1, 2021.

With regard to PCD assets, because the Company elected to disaggregate the former PCI pools and no longer considers these pools to be the unit of account, contractually delinquent PCD loans will be reported as nonaccrual loans using the same criteria as other loans. Similarly, although management did not reassess whether modifications to individual acquired financial assets accounted for in pools were TDRs as of the date of adoption, PCD loans that are restructured and meet the definition of troubled debt restructurings after the adoption of CECL will be reported as such.

Accrued interest for all financial instruments is included in a separate line on the face of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectable interest.

The allowance for credit losses for the majority of loans was calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a three-year straight-line reversion period. The Company elected to use, as a practical expedient, the fair value of collateral when determining the allowance for credit losses on loans for which repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty (collateral-dependent loans).

The Company's CECL allowances will fluctuate over time due to macroeconomic conditions and forecasts as well as the size and composition of the loan portfolios.
In August 2018, the FASB amended the Compensation - Retirement Benefits – Defined Benefit Plans Topic of the Accounting Standards Codification to improve disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans. The guidance removed disclosures that were no longer considered cost-beneficial, clarified the specific requirements of disclosures, and added disclosure requirements identified as relevant. The amendments were effective for the Company on January 1, 2021 and the adoption of this amendment did not have a material effect on its financial statements.
Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost. Debt securities not classified as held to maturity are classified as “available for sale” and carried at fair value, with unrealized holding gains and losses being reported as other comprehensive income or loss and reported as a separate component of shareholders’ equity.
Interest income includes amortization or purchase premiums or discounts. Premiums and discounts are generally amortized into income on a level yield basis, with premiums being amortized to the earliest call date and discounts being accreted to the stated maturity date. Gains and losses on sales of securities are recognized at the time of sale based upon the specific identification method.

Index
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.
Allowance for Credit Losses - Securities Held to Maturity - Since the adoption of ASC 326 (CECL), the Company measures expected credit losses on held to maturity debt securities on an individual security basis. Accrued interest receivable on held to maturity debt securities totaled $1.12 million at March 31, 2021 and was excluded from the estimate of credit losses.
The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount.
Virtually all of the mortgage-backed securities held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rating by major rating agencies. As a result, the allowance for credit losses on held to maturity securities was immaterial at March 31, 2021.
Allowance for Credit Losses - Securities Available for Sale - For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income with the establishment of an allowance under CECL compared to a direct write down of the security under Incurred Loss. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2021, there was no allowance for credit losses related to the available-for-sale portfolio.
Accrued interest receivable on available for sale debt securities totaled $3.34 million at March 31, 2021 and was excluded from the estimate of credit losses.
Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $14.2 million at March 31, 2021 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date.

All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under

Index
the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.
Purchased Credit Deteriorated (PCD) Loans - Upon adoption of CECL, loans that were designated as purchased credit impaired (PCI) loans under the previous accounting guidance were classified as PCD loans without reassessment. The amount of PCD loans was immaterial at each period end.
In future acquisitions, the Company may purchase loans, some of which have experienced more than insignificant credit deterioration since origination. In those cases, the Company will consider internal loan grades, delinquency status and other relevant factors in assessing whether purchased loans are PCD. PCD loans are recorded at the amount paid. An initial allowance for credit losses is determined using the same methodology as other loans held for investment, but with no impact to earnings. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to initial recognition, PCD loans are subject to the same interest income recognition and impairment model as non-PCD loans, with changes to the allowance for loan losses recorded through provision expense.
Allowance for Credit Losses - Loans - The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Estimated recoveries are considered for post-CECL adoption date charge-offs to the extend that they do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.
The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments, or pools, for analysis. The Discounted Cash Flow (“DCF”) method is utilized for substantially all pools, with discounted cash flows computed for each loan in a pool based on its individual characteristics (e.g. maturity date, payment amount, interest rate, etc.), and the results are aggregated at the pool level. A probability of default and loss given default, as adjusted for recoveries (as noted above), are applied to the discounted cash flows for each pool, while considering prepayment and principal curtailment effects. The analysis produces a discounted expected cash flow total for each pool, which is then compared to the amortized cost of the pool to arrive at the expected credit loss.
In determining the proper level of default rates and loss given default, management has determined that the loss experience of the Company provides the best basis for its assessment of expected credit losses. It therefore utilized its own historical credit loss experience by each loan segment over an economic cycle, while excluding loss experience from certain acquired institutions (i.e., failed banks).

Management considers forward-looking information in estimating expected credit losses. For substantially all segments of collectively evaluated loans, the Company incorporates two or more macroeconomic drivers using a statistical regression modeling methodology. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is evaluated by management to determine the best estimate within the range of expected credit losses. The baseline forecast incorporates an equal probability of the United States economy performing better or worse than this projection. With the ongoing pandemic, along with periodic starts and stops to reopening the economy and the impact of government stimulus, the baseline and alternative scenarios have reflected a high degree of volatility in economic forecasts from month-to-month. The Company based it's adoption date allowance for credit loss adjustment primarily on the baseline forecast, which reflected ongoing threats to the economy, primarily arising from the pandemic. In reviewing the March 2021 forecasts, management noted the continued high degree of volatility of the forecasts. Given the uncertainty that the volatility is indicative of and the inherent imprecision of a forecast accurately projecting economic statistics during these unprecedented times, management elected to base its March 31, 2021 computation of the allowance for credit losses primarily on an alternative, more negative forecast, that management judged to more appropriately reflect the inherent risks to its loan portfolio. This more negative forecast's projections were materially consistent with the adoption-date forecast's projections under the baseline scenario.

Index
Management has also evaluated the appropriateness of the reasonable and supportable forecast scenarios utilized for each period and has made adjustments as needed. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors over twelve quarters using a straight-line approach. The Company generally utilizes a four-quarter forecast and a twelve-quarter reversion period to the long-term average, which is then held static for the remainder of the forecast period.

Included in its systematic methodology to determine its ACL, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e., formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: 1) changes in lending policies, procedures, and strategies, 2) changes in the nature and volume of the portfolio, 3) staff experience, 4) changes in volume and trends in classified loans, delinquencies and nonaccrual loans, 5) concentration risk, 6) trends in underlying collateral value, 7) external factors, including competition and legal and regulatory factors, 8) changes in the quality of the Company's loan review system, and 9) economic conditions not already captured.

The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type:
Commercial, financial, and agricultural - Risks to this loan category include industry concentration and the inability to monitor the condition of the collateral which often consists of inventory, accounts receivable and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt. Also included in this category for periods subsequent to March 31, 2020 are PPP loans, which are fully guaranteed by the SBA and thus have minimal risk.
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
When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
When the discounted cash flow method is used to determine the allowance for credit losses, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

Determining the Contractual Term - Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or

Index
renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Troubled Debt Restructurings (TDRs) - A loan for which the terms have been modified resulting in a more than insignificant concession, and for which the borrower is experiencing financial difficulties, is generally considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.

Allowance for Credit Losses - Unfunded Loan Commitments - Effective with the adoption of CECL, the Company estimates expected credit losses on commitments to extend credit over the contractual period in which the Company is exposed to credit risk on the underlying commitments, unless the obligation is unconditionally cancelable by the Company. The allowance for off-balance sheet credit exposures, which is reflected within "Other Liabilities," is adjusted for as an increase or decrease to the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to fund.
Note 3 – Stock-Based Compensation
The Company recorded total stock-based compensation expense of $397,000 and $513,000 for the three months ended March 31, 2021 and 2020, respectively. The Company recognized $91,000 and $118,000 of income tax benefits related to stock-based compensation expense in the income statement for the three months ended March 31, 2021 and 2020, respectively.
At March 31, 2021, the sole equity-based compensation plan for the Company is the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of March 31, 2021, the Equity Plan had 530,345 shares remaining available for grant.
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
The following table presents information regarding the activity for the first three months of 2021 related to the Company’s outstanding restricted stock:

Index

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	172,105	$33.80
Granted during the period	26,350	35.19
Vested during the period	(6,057)	36.35
Forfeited or expired during the period	(6,819)	37.32
Nonvested at March 31, 2021	185,579	$33.79
Total unrecognized compensation expense as of March 31, 2021 amounted to $2,576,000 with a weighted-average remaining term of 2.0 years. For the nonvested awards that are outstanding at March 31, 2021, the Company expects to record $1,542,000 in compensation expense in the next twelve months, $1,308,000 of which is expected to be recorded in the remaining quarters of 2021.
Note 4 – Earnings Per Common Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended March 31,
	2021			2020
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$28,194			$18,180
Less: income allocated to participating securities	(178)			(81)
Basic EPS per common share	$28,016	28,357,809	$0.99	$18,099	29,230,788	$0.62

Diluted EPS:
Net income	$28,194	28,357,809		$18,180	29,230,788
Effect of Dilutive Securities	—	180,044		—	168,326
Diluted EPS per common share	$28,194	28,537,853	$0.99	$18,180	29,399,114	$0.62

Note 5 – Securities

The book values and approximate fair values of investment securities at March 31, 2021 and December 31, 2020 are summarized as follows:

Index

($ in thousands)	March 31, 2021				December 31, 2020
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
Government-sponsored enterprise securities	$70,015	67,022	—	(2,993)	70,016	70,206	371	(181)
Mortgage-backed securities	1,711,809	1,709,811	17,167	(19,165)	1,318,998	1,337,706	20,832	(2,124)
Corporate bonds	43,660	44,864	1,414	(210)	43,670	45,220	1,760	(210)
Total available for sale	$1,825,484	1,821,697	18,581	(22,368)	1,432,684	1,453,132	22,963	(2,515)

Securities held to maturity:
Mortgage-backed securities	$26,977	27,999	1,022	—	29,959	30,900	941	—
State and local governments	171,866	167,425	410	(4,851)	137,592	139,834	2,407	(165)
Total held to maturity	$198,843	195,424	1,432	(4,851)	167,551	170,734	3,348	(165)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations, except for private mortgage-backed securities with a fair value of $0.9 million and $1.0 million as of March 31, 2021 and December 31, 2020, respectively.

The following table presents information regarding securities with unrealized losses at March 31, 2021:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$67,022	2,993	—	—	67,022	2,993
Mortgage-backed securities	1,094,263	19,010	5,844	155	1,100,107	19,165
Corporate bonds	—	—	4,790	210	4,790	210
State and local governments	108,006	4,851	—	—	108,006	4,851
Total unrealized loss position	$1,269,291	26,854	10,634	365	1,279,925	27,219

The following table presents information regarding securities with unrealized losses at December 31, 2020:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$29,812	181	—	—	29,812	181
Mortgage-backed securities	497,992	1,957	6,168	167	504,160	2,124
Corporate bonds	3,956	45	835	165	4,791	210
State and local governments	23,310	165	—	—	23,310	165
Total unrealized loss position	$555,070	2,348	7,003	332	562,073	2,680
As of March 31, 2021 and December 31, 2020, the Company's security portfolio held 161 securities and 69 securities that were in an unrealized loss position, respectively. In the above tables, all of the securities that were in an unrealized loss position at March 31, 2021 and December 31, 2020 are bonds that the Company has determined

Index
are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
No impairment charges were recognized for any securities during the three months ended March 31, 2020. At adoption of CECL on January 1, 2021 and at March 31, 2021, the Company determined that expected credit losses associated with held to maturity debt securities was insignificant. See Note 2 for additional details on the adoption of CECL as it relates to the securities portfolio.
The book values and approximate fair values of investment securities at March 31, 2021, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities
Due within one year	$—	—	1,587	1,620
Due after one year but within five years	28,660	30,023	537	557
Due after five years but within ten years	74,015	71,578	5,355	5,389
Due after ten years	11,000	10,285	164,387	159,859
Mortgage-backed securities	1,711,809	1,709,811	26,977	27,999
Total securities	$1,825,484	1,821,697	198,843	195,424
At March 31, 2021 and December 31, 2020 investment securities with carrying values of $718,340,000 and $630,303,000, respectively, were pledged as collateral for public deposits.
Included in “other assets” in the Consolidated Balance Sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $21,690,000 and $23,526,000 at March 31, 2021 and December 31, 2020, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost and fair value of $3,970,000 and $5,855,000 at March 31, 2021 and December 31, 2020, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $17,720,000 and $17,671,000 at March 31, 2021 and December 31, 2020, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at March 31, 2021 was approximately 1.62, which means the Company would receive approximately 20,051 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.

Index
Note 6 – Loans, Allowance for Credit Losses, and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$768,318	17%	$782,549	17%
Real estate – construction, land development & other land loans	548,508	12%	570,672	12%
Real estate – mortgage – residential (1-4 family) first mortgages	916,169	20%	972,378	21%
Real estate – mortgage – home equity loans / lines of credit	294,611	6%	306,256	6%
Real estate – mortgage – commercial and other	2,049,507	44%	2,049,203	43%
Consumer loans	53,484	1%	53,955	1%
Subtotal	4,630,597	100%	4,735,013	100%
Unamortized net deferred loan costs (fees)	(6,543)		(3,698)
Total loans	$4,624,054		$4,731,315

Included in the line item "Commercial, financial, and agricultural" in the table above are Paycheck Protection Program ("PPP") loans totaling $241.4 million and $240.5 million at March 31, 2021 and December 31, 2020, respectively. PPP loans are fully guaranteed by the SBA. Included in unamortized net deferred loan fees are approximately $9.0 million and $6.0 million at March 31, 2021 and December 31, 2020, respectively, in unamortized net deferred loan fees associated with PPP loans. These fees are being amortized under the effective interest method over the terms of the loans. Accelerated amortization is recorded in the periods in which principal amounts are forgiven in accordance with the terms of the program.

Also included in the table above are various non-PPP SBA loans, with additional information on these loans presented in the table below.

($ in thousands)	March 31, 2021	December 31, 2020
Guaranteed portions of non-PPP SBA loans included in table above	$35,007	33,959
Unguaranteed portions of non-PPP SBA loans included in table above	133,917	135,703
Total non-PPP SBA loans included in the table above	$168,924	169,662

Sold portions of SBA loans with servicing retained - not included in tables above	$412,472	395,398
At both March 31, 2021 and December 31, 2020, there was a remaining unaccreted discount on the retained portion of sold SBA loans amounting to $7.3 million.
As of March 31, 2021, unamortized discounts on acquired loans totaled $8.2 million.
At December 31, 2020, there were remaining accretable discounts of $7.9 million, related to purchased non-impaired loans. The discounts are amortized as yield adjustments over the respective lives of the loans, so long as the loans perform. At December 31, 2020, the carrying value of purchased credit impaired (PCI) loans were $8.6 million.
The following table presents changes in the accretable yield for PCI loans for the three months ended March 31, 2020.

Index

Accretable Yield for PCI loans	For the Three Months Ended March 31, 2020
Balance at beginning of period	4,149
Accretion	(567)
Reclassification from (to) nonaccretable difference	304
Other, net	(453)
Balance at end of period	3,433
During the first three months of 2020, the Company received $446,000 in payments that exceeded the carrying amount of the related PCI loans, of which $352,000 was recognized as loan discount accretion income and $80,000 was recorded as additional loan interest income.
Nonperforming assets are defined as nonaccrual loans, troubled debt restructured loans (TDRs), loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows.

($ in thousands)	March 31, 2021	December 31, 2020
Nonperforming assets
Nonaccrual loans	$39,566	35,076
TDRs - accruing	8,601	9,497
Accruing loans > 90 days past due	—	—
Total nonperforming loans	48,167	44,573
Foreclosed real estate	1,811	2,424
Total nonperforming assets	$49,978	46,997

At both March 31, 2021 and December 31, 2020, the Company had $1.9 million in residential mortgage loans in process of foreclosure, respectively.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated.

	CECL			Incurred Loss
($ in thousands)	March 31, 2021			December 31, 2020
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Commercial, financial, and agricultural	$—	$10,330	$10,330	9,681
Real estate – construction, land development & other land loans	227	313	540	643
Real estate – mortgage – residential (1-4 family) first mortgages	2,444	3,763	6,207	6,048
Real estate – mortgage – home equity loans / lines of credit	378	1,298	1,676	1,333
Real estate – mortgage – commercial and other	7,521	13,133	20,654	17,191
Consumer loans	—	159	159	180
Total	$10,570	$28,996	$39,566	35,076

Interest income recognized during the period on nonaccrual loans was immaterial.

Index
The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2021.

($ in thousands)	For the Three Months Ended March 31, 2021
Commercial, financial, and agricultural	$64
Real estate – construction, land development & other land loans	—
Real estate – mortgage – residential (1-4 family) first mortgages	5
Real estate – mortgage – home equity loans / lines of credit	4
Real estate – mortgage – commercial and other	220
Consumer loans	—
Total	$293

The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2021.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$787	286	—	10,330	756,915	768,318
Real estate – construction, land development & other land loans	938	91	—	540	546,939	548,508
Real estate – mortgage – residential (1-4 family) first mortgages	6,257	80	—	6,207	903,625	916,169
Real estate – mortgage – home equity loans / lines of credit	487	—	—	1,676	292,448	294,611
Real estate – mortgage – commercial and other	628	1,352	—	20,654	2,026,873	2,049,507
Consumer loans	82	68	—	159	53,175	53,484
Total	$9,179	1,877	—	39,566	4,579,975	4,630,597
Unamortized net deferred loan fees						(6,543)
Total loans						$4,624,054
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2020.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$1,464	1,101	—	9,681	770,166	782,412
Real estate – construction, land development & other land loans	572	—	—	643	569,307	570,522
Real estate – mortgage – residential (1-4 family) first mortgages	10,146	869	—	6,048	951,088	968,151
Real estate – mortgage – home equity loans / lines of credit	1,088	42	—	1,333	303,693	306,156
Real estate – mortgage – commercial and other	2,540	3,111	—	17,191	2,022,422	2,045,264
Consumer loans	180	36	—	180	53,521	53,917
Purchased credit impaired	328	112	719	—	7,432	8,591
Total	$16,318	5,271	719	35,076	4,677,629	4,735,013
Unamortized net deferred loan fees						(3,698)
Total loans						$4,731,315

Index
The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2021.

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total Collateral-Dependent Loans
Commercial, financial, and agricultural	$400	4,916	—	974	—	6,290
Real estate – construction, land development & other land loans	—	—	547	—	—	547
Real estate – mortgage – residential (1-4 family) first mortgages	3,434	—	—	—	—	3,434
Real estate – mortgage – home equity loans / lines of credit	378	—	—	—	—	378
Real estate – mortgage – commercial and other	—	—	4,664	14,956	—	19,620
Consumer loans	—	—	—	—	4	4
Total	$4,212	4,916	5,211	15,930	4	30,273
The Company designates individually evaluated loans on nonaccrual with a net book balance of $250,000 or greater as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.
The Company's policy is to obtain third-party appraisals on any significant pieces of collateral. For loans secured by real estate, the Company's policy is to write nonaccrual loans down to 90% of the appraised value, which considers estimated selling costs. For real estate collateral that is in industries that are undergoing heightened stress, such as hotel loans in the current environment, the Company often discounts the collateral values by an additional 10-25% due to additional discounts that are estimated to be incurred in a near-term sale. For non real-estate collateral secured loans, the Company generally writes nonaccrual loans down to 75% of the appraised value, which provides for selling costs and liquidity discounts that are usually incurred when disposing of non real-estate collateral. For reviewed loans that are not on nonaccrual basis, the Company assigns a specific allowance based on the parameters noted above.
The Company does not believe that there is significant over-coverage of collateral for any of the loan types noted above.
The following table presents the activity in the allowance for loan losses for all loans for the three months ended March 31, 2021 (under the CECL methodology).

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended March 31, 2021

Beginning balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388
Adjustment for implementation of CECL	3,067	6,140	2,584	2,580	(257)	674	(213)	14,575
Charge-offs	(1,438)	(66)	(38)	(131)	(510)	(134)	—	(2,317)
Recoveries	514	294	87	11	262	35	—	1,203
Provisions	147	(1,589)	(1,685)	(526)	3,409	244	—	—
Ending balance	$13,606	10,134	8,996	4,309	26,507	2,297	—	65,849

Index

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2020 (under the Incurred Loss methodology).

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the year ended December 31, 2020
Beginning balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398
Charge-offs	(5,608)	(51)	(478)	(524)	(968)	(873)	—	(8,502)
Recoveries	745	1,552	754	487	621	294	—	4,453
Provisions	11,626	1,878	3,940	1,285	15,012	1,085	213	35,039
Ending balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388

Ending balances as of December 31, 2020: Allowance for loan losses
Individually evaluated for impairment	$3,546	30	800	—	2,175	—	—	6,551
Collectively evaluated for impairment	$7,742	5,325	7,141	2,375	21,428	1,475	213	45,699
Purchased credit impaired	$28	—	107	—	—	3	—	138

Loans receivable as of December 31, 2020:
Ending balance – total	$782,549	570,672	972,378	306,256	2,049,203	53,955	—	4,735,013
Unamortized net deferred loan fees								(3,698)
Total loans								$4,731,315

Ending balances as of December 31, 2020: Loans
Individually evaluated for impairment	$7,700	677	9,303	15	18,582	4	—	36,281
Collectively evaluated for impairment	$774,712	569,845	958,848	306,141	2,026,682	53,913	—	4,690,141
Purchased credit impaired	$137	150	4,227	100	3,939	38	—	8,591

Index
The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2020 (under the Incurred Loss methodology).

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

Ending balances as of March 31, 2020: Allowance for loan losses
Individually evaluated for impairment	$1,093	73	739	90	1,233	—	—	3,228
Collectively evaluated for impairment	$3,069	2,526	3,528	1,304	9,680	1,006	—	21,113
Purchased credit impaired	$42	—	106	—	—	9	—	157

Loans receivable as of March 31, 2020:
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

Index
The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2020.

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

Index
The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

	Risk Grade	Description
Pass:
	1	Loans with virtually no risk, including cash secured loans.
	2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
	3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
	4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
	5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally required and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
	P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
	6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
	7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
	8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
	9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
	F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

Index
The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2021.

	Term Loans by Year of Origination
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial, financial, and agricultural
Pass	147,842	293,349	105,182	87,514	21,260	27,420	66,442	749,009
Special Mention	22	653	3,690	2,900	49	42	452	7,808
Classified	177	4,067	3,724	2,729	255	48	501	11,501
Total commercial, financial, and agricultural	148,041	298,069	112,596	93,143	21,564	27,510	67,395	768,318
Real estate – construction, land development & other land loans
Pass	104,771	311,765	70,727	12,754	12,577	11,343	18,161	542,098
Special Mention	48	4,037	55	3	116	254	109	4,622
Classified	28	486	217	292	88	414	263	1,788
Total real estate – construction, land development & other land loans	104,847	316,288	70,999	13,049	12,781	12,011	18,533	548,508
Real estate – mortgage – residential (1-4 family) first mortgages
Pass	26,304	172,807	170,991	180,894	119,528	213,166	7,325	891,015
Special Mention	638	1,459	291	313	384	3,963	23	7,071
Classified	431	1,406	2,508	2,210	1,180	9,910	438	18,083
Total real estate – mortgage – residential (1-4 family) first mortgages	27,373	175,672	173,790	183,417	121,092	227,039	7,786	916,169
Real estate – mortgage – home equity loans / lines of credit
Pass	175	531	1,139	1,827	1,810	1,388	279,116	285,986
Special Mention	—	—	18	—	—	20	1,298	1,336
Classified	—	162	137	—	—	738	6,252	7,289
Total real estate – mortgage – home equity loans / lines of credit	175	693	1,294	1,827	1,810	2,146	286,666	294,611
Real estate – mortgage – commercial and other
Pass	180,222	699,117	349,785	222,224	189,511	326,685	26,465	1,994,009
Special Mention	3,833	15,743	2,775	2,940	3,394	1,915	817	31,417
Classified	379	6,569	6,783	2,842	2,900	4,346	262	24,081
Total real estate – mortgage – commercial and other	184,434	721,429	359,343	228,006	195,805	332,946	27,544	2,049,507
Consumer loans
Pass	4,696	26,569	5,675	2,872	1,281	1,293	10,626	53,012
Special Mention	—	—	—	—	—	—	76	76
Classified	—	88	45	28	—	84	151	396
Total consumer loans	4,696	26,657	5,720	2,900	1,281	1,377	10,853	53,484
Total	469,566	1,538,808	723,742	522,342	354,333	603,029	418,777	4,630,597
Unamortized net deferred loan fees								(6,543)
Total loans								4,624,054

Index
In the table above, substantially all of the "Classified Loans" have grades of 7 or Fail, with those categories having similar levels of risk. The amount of revolving lines of credit that converted to term loans during the period was immaterial.
The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2020.

($ in thousands)	Pass	Special Mention Loans	Classified Accruing Loans	Classified Nonaccrual Loans	Total
Commercial, financial, and agricultural	$762,091	9,553	1,087	9,681	782,412
Real estate – construction, land development & other land loans	560,845	7,877	1,157	643	570,522
Real estate – mortgage – residential (1-4 family) first mortgages	943,455	7,609	11,039	6,048	968,151
Real estate – mortgage – home equity loans / lines of credit	297,795	1,468	5,560	1,333	306,156
Real estate – mortgage – commercial and other	1,988,684	34,588	4,801	17,191	2,045,264
Consumer loans	53,488	80	169	180	53,917
Purchased credit impaired	6,901	85	1,605	—	8,591
Total	$4,613,259	61,260	25,418	35,076	4,735,013
Unamortized net deferred loan fees					(3,698)
Total loans					4,731,315
Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extension of terms and other actions intended to minimize potential losses.
The vast majority of the Company’s TDR's modified during the periods ended March 31, 2021 and March 31, 2020 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.
The Company’s TDR's can be classified as either nonaccrual or accruing based on the loan’s payment status. The TDR's that are nonaccrual are reported within the nonaccrual loan totals presented previously.
As of March 31, 2021, the Company had granted short-term deferrals related to the COVID-19 pandemic for $5.9 million of loans that were otherwise performing prior to modification. Pursuant to the CARES Act and banking regulator guidance, these loans were not considered TDRs.

The following table presents information related to loans modified in a TDR during the three months ended March 31, 2021 and 2020.

Index

($ in thousands)	For the three months ended March 31, 2021			For the three months ended March 31, 2020
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	2	$143	$143
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	1	160	160	—	—	—
Consumer loans	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	1	111	108	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total TDRs arising during period	2	$271	$268	2	$143	$143

The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate. There were no accruing TDR's that were modified in the previous twelve months and that defaulted during the three months ended March 31, 2021 or 2020.

Allowance for Credit Losses - Unfunded Loan Commitments

In addition to the allowance for credit losses on loans, the Company maintains an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. Under CECL, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in Note 2. The allowance for credit losses for unfunded loan commitments of $8.1 million and $0.6 million at March 31, 2021 and December 31, 2020, respectively, is separately classified on the balance sheet within Other Liabilities. The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2021.

Index

($ in thousands)	Total Allowance for Credit Losses - Unfunded Loan Commitments
Beginning balance at December 31, 2020	$582
Adjustment for implementation of CECL on January 1, 2021	7,504
Charge-offs	—
Recoveries	—
Provisions for credit losses on unfunded commitments	—
Ending balance at March 31, 2021	$8,086

Allowance for Credit Losses - Securities Held to Maturity
As previously discussed, the allowance for credit losses for securities held to maturity was immaterial at March 31, 2021.
Note 7 – Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2021 and December 31, 2020, and the carrying amount of unamortized intangible assets as of those same dates.

	March 31, 2021		December 31, 2020
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$7,613	3,023	7,613	2,814
Core deposit intangibles	28,440	24,500	28,440	23,832
SBA servicing asset	10,583	4,658	9,976	4,188
Other	1,403	1,252	1,403	1,232
Total	$48,039	33,433	47,432	32,066
Unamortizable intangible assets:
Goodwill	$239,272		239,272
SBA servicing assets are recorded for the portions of SBA loans that the Company has sold but continues to service for a fee. Servicing assets are initially recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income as an offset to SBA servicing fees within the line item "Other service charges, commissions, and fees." As derived from the table above, the Company had a SBA servicing asset at March 31, 2021 with a remaining book value of $5,925,000. The Company recorded $607,000 and $217,000 in servicing assets associated with the guaranteed portion of SBA loans sold during the first three months of 2021 and 2020, respectively. During the first three months of 2021 and 2020, the Company recorded $470,000 and $918,000, respectively, in related amortization expense. Included in the amortization expense for the first three months of 2020 was an impairment charge of approximately $500,000 due to a decrease in the fair value of the asset resulting from deterioration in market conditions at March 31, 2020. At March 31, 2021 and December 31, 2020, the Company serviced for others SBA loans totaling $412.5 million and $395.4 million, respectively.
Amortization expense of all other intangible assets, excluding the SBA servicing asset, totaled $897,000 and $1,055,000 for the three months ended March 31, 2021 and 2020, respectively.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring on October 31 of each year. During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis. In this analysis, the Company determined that none of its goodwill was impaired as of March 31, 2020. Due to improving economic conditions and increases in the Company's stock price and market capitalization at year end 2020 and the first quarter of 2021, no triggering events were identified and therefore, the Company did not perform an interim impairment evaluation at December 31, 2020 or March 31, 2021.

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

($ in thousands)	Estimated Amortization Expense
April 1, 2021 to December 31, 2021	$2,375
2022	2,367
2023	1,386
2024	741
2025	562
Thereafter	1,250
Total	$8,681
Note 8 – Pension Plans
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
The Company recorded periodic pension cost totaling $191,000 and $216,000 for the three months ended March 31, 2021 and 2020, respectively. The following table contains the components of the pension cost.

	For the Three Months Ended March 31,
($ in thousands)	2021 Pension Plan	2020 Pension Plan	2021 SERP	2020 SERP	2021 Total Both Plans	2020 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	306	308	39	55	345	363
Expected return on plan assets	(325)	(325)	—	—	(325)	(325)
Amortization of net (gain)/loss	210	219	(39)	(41)	171	178
Net periodic pension cost	$191	202	—	14	191	216

The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first three months of 2021 and does not expect to contribute to the Pension Plan in the remainder of 2021.
The Company’s funding policy with respect to the SERP is to fund the related benefits from the operating cash flow of the Company.

Index
Note 9 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	March 31, 2021	December 31, 2020
Unrealized gain (loss) on securities available for sale	$(3,787)	20,448
Deferred tax asset (liability)	870	(4,699)
Net unrealized gain (loss) on securities available for sale	(2,917)	15,749

Postretirement plans asset (liability)	(1,646)	(1,817)
Deferred tax asset (liability)	378	418
Net postretirement plans asset (liability)	(1,268)	(1,399)

Total accumulated other comprehensive income (loss)	$(4,185)	14,350
The following table discloses the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2021 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance at January 1, 2021	$15,749	(1,399)	14,350
Other comprehensive income (loss) before reclassifications	(18,666)	—	(18,666)
Amounts reclassified from accumulated other comprehensive income	—	131	131
Net current-period other comprehensive income (loss)	(18,666)	131	(18,535)

Ending balance at March 31, 2021	$(2,917)	(1,268)	(4,185)
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
Note 10 – Fair Value
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

Index
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2021.

($ in thousands)
Description of Financial Instruments	Fair Value at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$67,022	—	67,022	—
Mortgage-backed securities	1,709,811	—	1,709,811	—
Corporate bonds	44,864	—	44,864	—
Total available for sale securities	$1,821,697	—	1,821,697	—

Presold mortgages in process of settlement	$31,869	31,869	—	—

Nonrecurring
Collateral dependent loans	$28,082	—	—	28,082
Foreclosed real estate	1,484	—	—	1,484

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

Index
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
Collateral-dependent loans — Fair values for collateral-dependent loans are measured on a non-recurring basis and are based on the underlying collateral values securing the loans, adjusted for estimated selling costs, or the net present value of the cash flows expected to be received for such loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is generally determined by third-party appraisers using an income or market valuation approach based on an appraisal conducted by an independent, licensed third party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3). Appraisals used in this analysis are generally obtained at least annually based on when the loans first became impaired, and thus the appraisals are not necessarily as of the period ends presented. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.
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
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

Index

($ in thousands)
Description	Fair Value at March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Nonaccrual loans - valued at collateral value	$22,176	Appraised value	Discounts applied for estimated costs to sell	10%
Nonaccrual loans - valued at PV of expected cash flows	5,906	PV of expected cash flows	Discount rates used in the calculation of the present value ("PV") of expected cash flows	4-11% (6.18%)
Foreclosed real estate	1,484	Appraised value	Discounts for estimated costs to sell	10%

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans - valued at collateral value	$16,000	Appraised value	Discounts applied for estimated costs to sell	10%
Impaired loans - valued at PV of expected cash flows	6,142	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	4-11% (6.21%)
Foreclosed real estate	1,484	Appraised value	Discounts for estimated costs to sell	10%

The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2021 and December 31, 2020 are as follows:

		March 31, 2021		December 31, 2020
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$71,206	71,206	93,724	93,724
Due from banks, interest-bearing	Level 1	458,860	458,860	273,566	273,566
Securities held to maturity	Level 2	198,843	195,424	167,551	170,734
SBA loans held for sale	Level 2	7,002	7,905	6,077	7,465
Total loans, net of allowance	Level 3	4,558,205	4,537,472	4,678,927	4,661,197
Accrued interest receivable	Level 1	18,652	18,652	20,272	20,272
Bank-owned life insurance	Level 1	107,594	107,594	106,974	106,974
SBA Servicing Asset	Level 3	5,925	6,481	5,788	6,569

Deposits	Level 2	6,733,487	6,734,623	6,273,596	6,275,329
Borrowings	Level 2	61,342	53,005	61,829	53,321
Accrued interest payable	Level 2	741	741	904	904

Commitments to extend credit	Level 3	—	8,086	—	461
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

Index
Note 11 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended
$ in thousands	March 31, 2021	March 31, 2020
Noninterest Income
In-scope of ASC 606:
Service charges on deposit accounts:	$2,733	3,337
Other service charges, commissions, and fees:
Interchange income	3,524	2,887
Other service charges and fees	1,998	1,182
Commissions from sales of insurance and financial products:
Insurance income	1,326	1,198
Wealth management income	864	870
SBA consulting fees	2,764	1,027
Noninterest income (in-scope of ASC 606)	13,209	10,501
Noninterest income (out-of-scope of ASC 606)	7,460	3,204
Total noninterest income	$20,669	13,705
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
Other service charges, commissions, and fees: The Company earns interchange income on its customers’ debit and credit card usage and earns fees from other services utilized by its customers. Interchange income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as MasterCard. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange fees are offset with interchange expenses and are presented on a net basis. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, ATM surcharge fees, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
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
SBA consulting fees: The Company earns fees for its consulting services related to the origination of SBA loans. Fees are based on a percentage of the dollar amount of the originated loans and are recorded when the performance obligation has been satisfied. During 2020, the Company's SBA subsidiary assisted its third-party clients in the origination of PPP loans and charged and received fees for doing so. For several clients, the forgiveness piece of the PPP process, which will occur at a future time, was included in the fees charged. Accordingly, the Company recorded deferred revenue, which amounted to $1.4 million at December 31, 2020. During the first three months of 2021, the Company realized approximately $0.8 million of this deferred revenue related to fulfilling a portion of the forgiveness services. At March 31, 2021, the remaining amount of deferred revenue was $0.6 million. These fees will be recorded as income in the period in which the services associated with the forgiveness process are rendered.
The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.
Note 12 – Leases
The Company enters into leases in the normal course of business. As of March 31, 2021, the Company leased seven branch offices for which the land and buildings are leased and eight branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from May 2021 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 18.2 years as of March 31, 2021. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.01% as of March 31, 2021.
Total operating lease expense was $0.7 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. The right-of-use assets and lease liabilities were $16.9 million and $17.4 million as of March 31, 2021, respectively, and were $17.5 million and $17.9 million as of December 31, 2020, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2021 are as follows.

Index

($ in thousands)
April 1, 2021 to December 31, 2021	$1,492
2022	1,742
2023	1,640
2024	1,503
2025	1,318
Thereafter	18,380
Total undiscounted lease payments	26,075
Less effect of discounting	(8,721)
Present value of estimated lease payments (lease liability)	$17,354

Note 13 - Shareholders' Equity

Stock Repurchases

During the first three months months of 2021, the Company repurchased approximately 106,744 shares of the Company's common stock at an average stock price of $37.81 per share, which totaled $4 million, under a $20 million repurchase authorization publicly announced in January 2021.

During the first three months months of 2020, the Company repurchased approximately 576,406 shares of the Company's common stock at an average stock price of $34.70 per share, which totaled $20 million.
Note 14 - Borrowings
The following tables present information regarding the Company’s outstanding borrowings at March 31, 2021 and December 31, 2020 - dollars are in thousands:

Description	Due date	Call Feature	March 31, 2021	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$113	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	982	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	5,000	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	232	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	48	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	172	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	172	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	352	0.50% fixed
Other Borrowing	4/7/2022	None	103	1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	2.91% at 3/31/21 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.57% at 3/31/21 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.24% at 3/31/21 adjustable rate 3 month LIBOR + 2.00%
Total borrowings/ weighted average rate as of		March 31, 2021	$63,878	2.21%
Unamortized discount on acquired borrowings			(2,536)
Total borrowings			$61,342

Index

Description	Due date	Call Feature	December 31, 2020	Interest Rate
FHLB Term Note	7/24/2023	None	124	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	991	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	5,500	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	235	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	49	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	174	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	174	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	355	0.50% fixed
FHLB Principal Reducing Credit	4/7/2022	None	103	1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	2.91% at 12/31/2020 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.61% at 12/31/2020 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.24% at 12/31/2020 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2020			$64,409	2.22%
Unamortized discount on acquired borrowings			(2,580)
Total borrowings			$61,829

Index
Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition
Critical Accounting Policies
The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. Certain of these principles involve a significant amount of judgment and may involve the use of estimates based on our best assumptions at the time of the estimation. The allowance for credit losses on loans and unfunded commitments and intangible assets are policies we have identified as being more sensitive in terms of judgments and estimates, taking into account their overall potential impact to our consolidated financial statements.
Allowance for Credit Losses on Loans and Unfunded Commitments
The allowance for credit losses on loans, which is presented as a reduction of loans outstanding, and the allowance for unfunded commitments, which is recorded within Other Liabilities require high degrees of judgement. Each of these allowances reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its allowance for credit losses on loans and off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of these items involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s allowances for credit losses on loans and unfunded commitments reflect management’s best estimates within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust either of these items for management’s current estimate of expected credit losses. See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 6 — Loans, Allowance for Credit Losses and Asset Quality Information - in this Quarterly Report on Form 10-Q, and “Allowance for Credit Losses and Provision for Credit Losses” below.
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
At March 31, 2021, we had three reporting units – 1) First Bank with $227.6 million in goodwill, 2) First Bank Insurance with $7.4 million in goodwill, and 3) SBA activities, including SBA Complete and our SBA Lending Division, with $4.3 million in goodwill. If the carrying value of a reporting unit were ever to exceed its fair value, we

Index
would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.
Subsequent to the initial recording of the identifiable intangible assets and goodwill, we amortize the identifiable intangible assets over their estimated average lives, as discussed above. In addition, we test goodwill for impairment annually on October 31 or on an interim basis if an event triggering impairment may have occurred, by comparing the fair value of our reporting units to their related carrying value, including goodwill. The conclusion of our last review was that none of our goodwill was impaired.
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

Recent Developments: COVID-19

See Note 1 to the Consolidated Financial Statements.

FINANCIAL OVERVIEW

Net income amounted to $28.2 million, or $0.99 per diluted common share, for the three months ended March 31, 2021, an increase of 59.7% on a per share basis, compared to $18.2 million, or $0.62 per diluted common share, recorded in the first quarter of 2020. The increase in earnings was driven by lower credit costs and higher noninterest income.

Net Interest Income and Net Interest Margin

Net interest income for the first quarter of 2021 was $55.2 million, a 0.9% increase from the $54.8 million recorded in the first quarter of 2020. The increase in net interest income was due to higher levels of interest-earning assets and the recognition of PPP loan fees, the effects of which were mostly offset by a lower net interest margin.

Our net interest margin (a non-GAAP measure calculated by dividing tax-equivalent net interest income by average earning assets) for the first quarter of 2021 was 3.27%, which was 69 basis points lower than the 3.96% realized in the first quarter of 2020. The decline was primarily due to the impact of lower interest rates and the lower incremental reinvestment rates realized from funds provided by the high deposit growth.

Driven by high deposit growth, average interest-earning assets increased by 23.3% in the first quarter of 2021 compared to the first quarter of 2020. The funds provided by the in-flow of deposits were used primarily to either purchase investment securities or were held in our account at the Federal Reserve Bank, each of which increased net interest income but negatively impacted our net interest margin. Additionally, in March 2020, the Federal Reserve Bank decreased interest rates by 150 basis points, which negatively impacted our net interest margin beginning in the second quarter of 2020.

In the first quarter of 2021, we processed $111 million in PPP loan forgiveness payments related to 2020 originations and also originated approximately $111 million in new PPP loans, which resulted in an unchanged balance of total PPP loans of $241 million from December 31, 2020. Including accelerated amortization of deferred PPP loan fees, we recorded a total of $3.0 million in PPP fee-related interest income during the first quarter of 2021, which, when combined with the note rate of 1.00%, resulted in a total yield on PPP loans of 6.16% for the quarter. We have $9.0 million in remaining deferred PPP loan fees, of which $3.1 million relates to 2020 originations and $5.9 million relates to 2021 originations.

Index
Allowance for Credit Losses, Provision for Credit Losses and Asset Quality

On January 1, 2021, we adopted the Current Expected Credit Loss (CECL) methodology for estimating credit losses, which resulted in an increase of $14.6 million in our allowance for loan losses and an increase of $7.5 million in our allowance for unfunded commitments. The tax-effected impact of those two items amounted to $17.1 million and was recorded as an adjustment to our retained earnings as of January 1, 2021.

We recorded no provision for credit losses in the first quarter of 2021 compared to $5.6 million in the first quarter of 2020. The higher provision in 2020 was primarily related to estimated incurred loan losses associated with the pandemic that was emerging at the time. Under the CECL methodology for recording expected credit losses adopted at January 1, 2021, which resulted in the increases to the allowance for credit losses noted above, we determined that no further adjustments were necessary for the first quarter of 2021. See additional discussion below in the section "Allowance for Credit Losses and Provision for Credit Losses."

Total net loan charge-offs for the first quarters of 2021 and 2020 amounted to $1.1 million and $2.5 million, respectively, or 0.10% and 0.22% of average loans on an annualized basis, respectively.

Total nonperforming assets amounted to $50 million at March 31, 2021, or 0.65% of total assets, compared to $37.0 million at December 31, 2020, or 0.64% of total assets. At March 31, 2021, loans on deferral status associated with the pandemic amounted to $5.9 million.

Noninterest Income

Total noninterest income for the first quarter of 2021 was $20.7 million, a 50.8% increase from the $13.7 million recorded for the first quarter of 2020. The increases in noninterest income in 2021 are primarily due to fees earned as a result of high mortgage loan activity, SBA consulting fees related to client assistance with PPP originations, and increased SBA loan sale gains. See additional discussion below.

Noninterest Expenses

Noninterest expenses amounted to $40.1 million in each of the first quarters of 2021 and 2020 with no significant variances in individual line items. See additional discussion below.

Income Taxes

Our effective tax rate was 21.3% and 20.3% for the three months ended March 31, 2021 and 2020, respectively, with the 2021 increase being due to a higher proportion of fully-taxable income.

Balance Sheet and Capital

We continued to experience high balance sheet growth during the first quarter of 2021, with total assets increasing by $447 million, or 24.8% annualized. Total assets at March 31, 2021 amounted to $7.7 billion compared to $7.3 billion at December 31, 2020.

This growth was driven by a $460 million, or 29.7% annualized, increase in deposits from December 31, 2020. The high deposit growth is believed to be due to a combination of stimulus funds and changes in customer behaviors during the pandemic, as well as ongoing growth initiatives by the Company.

Total loans amounted to $4.6 billion at March 31, 2021 compared to $4.7 billion at December 31, 2020. Our level of outstanding loans has been negatively impacted by high mortgage loan refinancing activity, commercial loan payoffs, and soft demand arising from the pandemic.

We remain well-capitalized by all regulatory standards, with an estimated Total Risk-Based Capital Ratio at March 31, 2021 of 15.49%, an increase from the 15.37% reported at December 31, 2020.
Components of Earnings
Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.

Index
We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.
Net interest income for the three month period ended March 31, 2021 amounted to $55.2 million, an increase of $0.5 million, or 0.9%, from the $54.8 million recorded in the first quarter of 2020. Net interest income on a tax-equivalent basis for the three month period ended March 31, 2021 amounted to $55.7 million, an increase of $0.6 million, or 1.1%, from the $55.1 million recorded in the first quarter of 2020.

($ in thousands)	Three Months Ended March 31,
	2021	2020
Net interest income, as reported	$55,238	54,759
Tax-equivalent adjustment	443	334
Net interest income, tax-equivalent	$55,681	55,093
There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).
For the three months ended March 31, 2021, the higher net interest income compared to the same period of 2020 was primarily due to higher levels of interest-earning assets and the recognition of PPP fees, which were mostly offset by a lower net interest margin.
The following table presents an analysis of net interest income.

Index

	For the Three Months Ended March 31,
	2021			2020
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$4,684,143	4.42%	$51,073	$4,512,893	4.93%	$55,297
Taxable securities	1,652,834	1.45%	5,913	834,528	2.64%	5,474
Non-taxable securities	67,196	1.95%	323	21,719	3.04%	164
Short-term investments, primarily interest-bearing cash	494,233	0.57%	700	226,797	1.95%	1,098
Total interest-earning assets	6,898,406	3.41%	58,009	5,595,937	4.46%	62,033

Cash and due from banks	80,898			63,218
Premises and equipment	121,798			114,323
Other assets	376,724			409,620
Total assets	$7,477,826			$6,183,098

Liabilities
Interest bearing checking	$1,203,942	0.09%	$266	$899,004	0.18%	$408
Money market deposits	1,650,387	0.23%	918	1,203,129	0.56%	1,683
Savings deposits	538,781	0.10%	130	426,225	0.25%	269
Time deposits >$100,000	555,180	0.63%	858	644,113	1.83%	2,924
Other time deposits	224,045	0.39%	216	250,860	0.78%	489
Total interest-bearing deposits	4,172,335	0.23%	2,388	3,423,331	0.68%	5,773
Borrowings	61,405	2.53%	383	316,136	1.91%	1,501
Total interest-bearing liabilities	4,233,740	0.27%	2,771	3,739,467	0.78%	7,274

Noninterest bearing checking	2,301,780			1,526,868
Other liabilities	57,116			58,171
Shareholders’ equity	885,190			858,592
Total liabilities and shareholders’ equity	$7,477,826			$6,183,098

Net yield on interest-earning assets and net interest income		3.25%	$55,238		3.94%	$54,759
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.27%	$55,681		3.96%	$55,093

Interest rate spread		3.14%			3.68%

Average prime rate		3.25%			4.42%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization (including deferred PPP fees), in the amounts of $3,395, and $345 for the three months ended March 31, 2021 and 2020, respectively.
(2) Includes accretion of discount on acquired and SBA loans of $1,341 and $1,841 for the three months ended March 31, 2021 and 2020, respectively.
(3)   Includes tax-equivalent adjustments of $443 and $334 in 2021 and 2020, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index
Average loans outstanding for the first quarter of 2021 were $4.684 billion, which was $171 million, or 3.8%, higher than the average loans outstanding for the first quarter of 2020 ($4.513 billion). The higher amount of average loans outstanding in 2021 was primarily due to the origination of PPP loans since March 31, 2020. We had $241 million in outstanding PPP loans as of March 31, 2021, with an average balance of $237 million. Excluding PPP loan balances, average loans outstanding were approximately 1.5% lower for the three months ended March 31, 2021, respectively, compared to the first quarter of 2020.
As derived from the tables above, our average balance of total securities grew by $864 million, or 100.9%, when comparing the first quarter of 2021 to the first quarter of 2020. This increase was due to higher levels of investment purchases arising from the cash provided by the high deposit growth experienced in recent periods.

For the first quarter of 2021, average short-term investments, primarily interest-bearing cash, amounted to $494 million, which was $267 million, or 117.9%, higher than for the first quarter of 2020 ($227million). The higher level of short-term investments in 2021 was also due to the high deposit growth experienced, as discussed in the following paragraph.
Average total deposits outstanding for the first quarter of 2021 were $6.474 billion, which was $1.524 billion, or 30.8%, higher than the average deposits outstanding for the first quarter of 2020 ($4.950 billion). The majority of the growth has occurred in our transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts). We believe the high deposit growth was due to a combination of factors including: 1) the deposit of PPP funds into customer checking accounts, 2) the government’s stimulus payments, 3) consumer savings habits, and 4) positive results from our deposit account growth initiatives.
We also utilized funds provided by our high deposit growth to pay down a substantial portion of our borrowings since March 31, 2020. Average borrowings decreased $255 million, or 80.6%, when comparing the first quarter of 2021 to the first quarter of 2020.
The net result of the balance sheet growth discussed above was that our average interest-earning assets for the three months ended March 31, 2021 were 23.3% higher than for the comparable period in 2020, which, as it relates to the net interest income we recorded, slightly more than offset the impact of the decline in our net interest margin, which is discussed below.
See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (a non-GAAP measure calculated by dividing tax-equivalent net interest income by average earning assets) for the first quarter of 2021 was 3.27%, which was 69 basis points lower than the 3.96% realized in the first quarter of 2020. The lower margin was primarily due to the impact of lower interest rates, as discussed in the following paragraph, and the lower incremental reinvestment rates from realized from funds provided by the high deposit growth,

From August 2019 to March 2020, the Federal Reserve cut interest rates by 225 basis points, which played a significant role in our asset yields declining by more than our cost of funds since those interest rate cuts. In comparing the first quarter of 2021 to the first quarter of 2020, our yield on interest-earning assets declined by 105 basis points compared to a 51 basis point decline in the cost of our interest-bearing liabilities. See additional discussion in Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Another factor negatively impacting our net interest margin has been our high deposit growth, which, due to lower loan growth, has resulted in a higher percentage of our earning assets being comprised of short-term investments and securities, each of which generally yield less than loans. Short-term investments and securities comprised 32% of average interest-earning assets for the first quarter of 2021 compared to 19% in the first quarter of 2020.

Our PPP loans outstanding totaled $241 million at both March 31, 2021 and December 31, 2020, while no PPP loans were outstanding at March 31, 2020. Including accelerated amortization of deferred PPP loan fees, we recorded a total of $3.0 million in PPP fee-related interest income during the first quarter of 2021, which, when combined with the note rate of 1.00%, resulted in a total yield on PPP loans of 6.16% for the quarter. We have $9.0 million in remaining deferred PPP loan fees, of which $3.1 million relates to 2020 originations and $5.9 million relates to 2021 originations

Index
We recorded loan discount accretion of $1.3 million in the first quarter of 2021, compared to $1.8 million in the first quarter of 2020. The lower loan discount accretion was primarily attributable to lower accretion on acquired loans due to the natural paydowns in our acquired loan portfolios.
See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded no provision for credit losses in the first quarter of 2021 compared to $5.6 million in the first quarter of 2020. The higher provision in 2020 was primarily related to estimated incurred loan losses associated with the pandemic that was emerging at the time. Under the CECL methodology for recording expected credit losses adopted at January 1, 2021, for the first quarter of 2021, we determined that no provisions for credit losses were necessary as it relates to loans, unfunded commitments or held to maturity securities. See additional discussion below in the section "Allowance for Credit Losses and Provision for Credit Losses."

Total noninterest income for the first quarter of 2021 was $20.7 million, a 50.8% increase from the $13.7 million recorded for the first quarter of 2020. The increases in noninterest income in 2021 are primarily due to fees earned as a result of high mortgage loan activity, SBA consulting fees related to client assistance with PPP originations, and increased SBA loan sale gains, as discussed below.

Service charges on deposit accounts amounted to $2.7 million for the first quarter of 2021, an 18.1% decrease compared to $3.3 million in the first quarter of 2020. The decline was primarily due to fewer instances of customer overdrafts.

Other service charges, commissions and fees amounted to $5.5 million for the first quarter of 2021, an increase of 35.7% from the $4.1 million for the first quarter of 2020. The increase was primarily due to a $0.9 million increase in bankcard revenue. Additionally, the first quarter of 2020 included a $0.5 million charge related to impairment of our SBA servicing asset.

Fees from presold mortgages amounted to $4.5 million for the first quarter of 2021, an increase of 146.8%, compared to $1.8 million in the first quarter of 2020. The increase in 2021 was primarily due to higher mortgage loan origination volume arising from low mortgage loan interest rates.
Commissions from sales of insurance and financial products did not vary significantly for the period presented, amounting to approximately $2.2 million and $2.1 million for the first quarters of 2021 and 2020, respectively.

SBA consulting fees amounted to $2.8 million for the first quarter, an increase of 169.1%, compared to $1.0 million for the first quarter of 2020. The increase was due to fees earned by the Company's SBA subsidiary, SBA Complete, primarily related to assisting its third-party client banks with the PPP loan program. SBA Complete recorded approximately $1.6 million in PPP-related fees for the three months ended March 31, 2021. At March 31, 2021, SBA Complete had $0.6 million in remaining deferred PPP revenue that will be recorded as income upon completing the forgiveness process for its client banks.

SBA loan sale gains amounted to $2.3 million for the first quarter of 2021 compared to $0.6 million in the first quarter of 2020. The first quarter of 2020 was significantly impacted by temporary pandemic-related market conditions. The first quarter of 2021 was favorably impacted by the SBA increasing the guarantee percentage on most loans from 75% to 90% as part of the economic relief package.
Noninterest expenses amounted to $40.1 million in each of the first quarters of 2021 and 2020.

Personnel expense, which includes salaries expense and employee benefit expense, was unchanged at $24.7 million for each of the first quarters of 2021 and 2020.
The combined amount of occupancy and equipment expense did not vary significantly among the periods presented, amounting to $3.9 million and $4.1 million for three month periods ending March 31, 2021 and 2020, respectively.
Intangibles amortization expense decreased from $1.1 million in the first quarter of 2020 to $0.9 million in the first quarter of 2021. The declines were primarily a result of the amortization of intangible assets associated with acquisitions that typically have amortization schedules that decline over time.

Index
Foreclosed property losses were $0.2 million for each of the three months ending March 31, 2021 and 2020.
Other operating expenses amounted to $10.4 million for the first quarter of 2021 compared to $10.1 million in the first quarter of 2020, an increase of 2.5%. The increase in 2021 was primarily a result of higher FDIC insurance expense in 2021 and increased technology costs.
For the three months ended March 31, 2021 and 2020, the provision for income taxes was $7.6 million, an effective tax rate of 21.3%, and $4.6 million, an effective tax rate of 20.3%, respectively. The increase in the effective tax rate in 2021 was primarily due to a higher proportion of fully-taxable income.
The consolidated statements of comprehensive income reflect other comprehensive loss of $18.5 million during the first quarter of 2021 compared to other comprehensive income of $16.1 million during the first quarter of 2020. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Longer term interest rates increased late in the first quarter of 2021, which decreased the value of our fixed rate securities, while in the first quarter of 2020, longer term interest rates decreased, which increased the value of our fixed rate securities. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.
FINANCIAL CONDITION
Total assets at March 31, 2021 amounted to $7.7 billion, a 6.1% increase from December 31, 2020. Total loans at March 31, 2021 amounted to $4.6 billion, a 2.3% decrease from December 31, 2020, and total deposits amounted to $6.7 billion, a 7.3% increase from December 31, 2020.
The following table presents information regarding the nature of changes in our levels of loans and deposits for the first three months of 2021.

$ in thousands
January 1, 2021 to March 31, 2021	Balance at beginning of period	Internal Growth, net	Growth from Acquisitions	Balance at end of period	Total percentage growth
Total loans	$4,731,315	(107,261)	—	4,624,054	(2.3)%

Deposits – Noninterest bearing checking	2,210,012	220,186	—	2,430,198	10.0%
Deposits – Interest bearing checking	1,172,022	86,478	—	1,258,500	7.4%
Deposits – Money market	1,581,364	139,866	—	1,721,230	8.8%
Deposits – Savings	519,266	48,449	—	567,715	9.3%
Deposits – Brokered	20,222	(10,761)	—	9,461	(53.2)%
Deposits – Internet time	249	—	—	249	—%
Deposits – Time>$100,000	543,894	(18,085)	—	525,809	(3.3)%
Deposits – Time<$100,000	226,567	(6,242)	—	220,325	(2.8)%
Total deposits	$6,273,596	459,891	—	6,733,487	7.3%
As derived from the table above, for the first three months of 2021, loans declined $107.3 million, or 2.3%. Our level of outstanding loans has been negatively impacted by high mortgage loan refinancing activity, commercial loan payoffs, and soft demand arising from the pandemic. PPP loans amounted to $241 million at both March 31, 2021 and December 31, 2020, with $111 million in new PPP loans, which was offset by $111 million in PPP forgiveness payments. We generally believe that our market area is beginning to emerge from the pandemic, and thus, we expect economic activity to increase. Accordingly, excluding the impact of PPP loan forgiveness, we expect to experience organic loan growth during the remainder of 2021.
The mix of our loan portfolio remains substantially the same at March 31, 2021 compared to December 31, 2020. Also, the majority of our real estate loans are personal and commercial loans where real estate provides additional

Index
security for the loan. Note 6 to the consolidated financial statements presents additional detailed information regarding our mix of loans.
For the three month period ended March 31, 2021, we experienced strong growth in our deposit base, with total deposits increasing by $460 million, or 7.3% from December 31, 2020. Deposit growth in our transaction accounts (checking, money market and savings), was especially strong, ranging from 7-10% growth for the three month period. We believe this high deposit growth is due to a combination of stimulus funds and changes in customer behaviors during the pandemic, as well as our ongoing deposit growth initiatives. We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.
Our liquidity levels have increased over the period. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 31.4% at December 31, 2020 to 37.5% at March 31, 2021.
Nonperforming Assets
Nonperforming assets include nonaccrual loans, TDRs, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended March 31, 2021	As of/for the quarter ended December 31, 2020
Nonperforming assets
Nonaccrual loans	$39,566	35,076
TDRs – accruing	8,601	9,497
Accruing loans >90 days past due	—	—
Total nonperforming loans	48,167	44,573
Foreclosed real estate	1,811	2,424
Total nonperforming assets	$49,978	46,997

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.10%	0.07%
Nonperforming loans to total loans	1.04%	0.94%
Nonperforming assets to total assets	0.65%	0.64%
Allowance for loan losses to total loans	1.42%	1.11%
Allowance for loan losses to nonperforming loans	136.71%	117.53%

As shown in the table above, nonperforming assets increased from December 31, 2020 to March 31, 2021, which was primarily driven by one borrower relationship amounting to $5.5 million being placed on nonaccrual status in the first quarter of 2021 and which was not directly related to the impact of the pandemic. Due primarily to government stimulus and relief programs, the nonperforming asset level at March 31, 2021 may not reflect the full impact of COVID-19.
We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.
At March 31, 2021, total nonaccrual loans amounted to $39.6 million, compared to $35.1 million at December 31, 2021. As noted above, the increase was primarily driven by one borrower relationship.

Index
The following is the composition, by loan type, of all of our nonaccrual loans at each period end.

($ in thousands)	At March 31, 2021	At December 31, 2020
Commercial, financial, and agricultural	$10,330	9,681
Real estate – construction, land development, and other land loans	540	643
Real estate – mortgage – residential (1-4 family) first mortgages	6,207	6,048
Real estate – mortgage – home equity loans/lines of credit	1,676	1,333
Real estate – mortgage – commercial and other	20,654	17,191
Consumer loans	159	180
Total nonaccrual loans	$39,566	35,076
TDRs are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At March 31, 2021, total accruing TDRs amounted to $8.6 million, compared to $9.5 million at December 31, 2020, with the decrease being attributed to several TDRs paying off during the period. COVID-19 related deferrals, which amounted to $5.9 million at March 31, 2021, are excluded from TDR consideration at March 31, 2021.
The following table presents geographic information regarding our nonperforming loans (nonaccrual loans and TDRs) at March 31, 2021.

	As of March 31, 2021
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate
Region (1)
Eastern Region (NC)	$5,167	1,044,774	0.49%	$382
Triangle Region (NC)	10,663	985,508	1.08%	252
Triad Region (NC)	6,418	750,682	0.85%	91
Charlotte Region (NC)	1,261	358,445	0.35%	—
Southern Piedmont Region (NC)	2,872	269,544	1.07%	65
Western Region (NC)	3,383	581,433	0.58%	21
South Carolina Region	763	202,007	0.38%	40
Former Virginia Region	81	336	24.11%	209
Other	17,559	431,325	4.07%	751
Total	$48,167	4,624,054	1.04%	$1,811
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
Western North Carolina Region – Buncombe, Henderson, McDowell, Madison, Transylvania
South Carolina Region - Chesterfield, Dillon, Florence
Former Virginia Region - Wythe, Washington, Montgomery, Roanoke
Other includes loans originated on a national basis through the Company’s SBA Lending Division and through the Company's Credit Card Division

As reflected in Note 6 to the financial statements, total classified loans were $63.1 million at March 31, 2021 compared to $60.5 million at December 31, 2020. Special mention loans decreased from $61.3 million at December 31, 2020 to $52.3 million at March 31, 2021.
Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $1.8 million at March 31, 2021 and $2.4 million at December 31, 2020. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and favorable overall asset quality.

Index

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At March 31, 2021	At December 31, 2020
Vacant land and farmland	$610	753
1-4 family residential properties	214	517
Commercial real estate	987	1,154
Total foreclosed real estate	$1,811	2,424

Allowance for Credit Losses and Provision for Credit Losses
On January 1, 2021, we adopted CECL for estimating credit losses, which resulted in an increase of $14.6 million in our allowance for loan losses and an increase of $7.5 million in our allowance for unfunded commitments, which is recorded within Other Liabilities. The tax-effected impact of those two items amounted to $17.1 million and was recorded as an adjustment to our retained earnings as of January 1, 2021.
The allowance for loan loss accounting in effect at December 31, 2020 and all prior periods was based on our estimate of probable incurred loan losses as of the reporting date ("Incurred Loss" methodology). Under the CECL methodology, our allowance for credit losses on loans is based on the total amount of loan losses that are expected over the remaining life of the loan portfolio. Our estimate of credit losses on loans under CECL is determined using a complex model, based primarily on the utilization of discounted cash flows, that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the allowance for loan losses and resulting provision for credit losses.
We recorded no provision for credit losses on loans in the first quarter of 2021 compared to $5.6 million in the first quarter of 2020. The higher provision in 2020 was primarily related to our estimate of probable incurred losses associated with the pandemic that was emerging at the time. Under the CECL methodology for recording expected credit losses on loans adopted as of January 1, 2021, which resulted in the increase to the allowance for credit losses on loans noted above, we determined that no further adjustment was necessary for the first quarter of 2021, and thus no provisions for credit losses recorded. The primary factors that resulted in this determination were an immaterial change in loan balances outstanding, the immaterial change in the level of the Company's past due and classified loans, and the relatively consistent economic projections in the forecasts utilized. See Note 2 to the consolidated financial statements for additional information, which includes discussion noting that a more negative forecast scenario was utilized at March 31, 2021 compared to the scenario used on the January 1, 2021 CECL adoption date.
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

($ in thousands)	Three Months Ended March 31, 2021	Twelve Months Ended December 31, 2020	Three Months Ended March 31, 2020
Loans outstanding at end of period	$4,624,054	4,731,315	4,552,708
Average amount of loans outstanding	$4,684,143	4,702,743	4,512,893

Allowance for loan losses, at beginning of year	$52,388	21,398	21,398
Adoption of CECL	14,575	—	—
Provision (reversal) for loan losses	—	35,039	5,590
	66,963	56,437	26,988

Loans charged off:
Commercial, financial, and agricultural	(1,438)	(5,608)	(2,460)
Real estate – construction, land development & other land loans	(66)	(51)	(40)
Real estate – mortgage – residential (1-4 family) first mortgages	(38)	(478)	(195)
Real estate – mortgage – home equity loans / lines of credit	(131)	(524)	(68)
Real estate – mortgage – commercial and other	(510)	(968)	(263)
Consumer loans	(134)	(873)	(287)
Total charge-offs	(2,317)	(8,502)	(3,313)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	514	745	217
Real estate – construction, land development & other land loans	294	1,552	290
Real estate – mortgage – residential (1-4 family) first mortgages	87	754	91
Real estate – mortgage – home equity loans / lines of credit	11	487	83
Real estate – mortgage – commercial and other	262	621	47
Consumer loans	35	294	95
Total recoveries	1,203	4,453	823
Net (charge-offs) recoveries	(1,114)	(4,049)	(2,490)
Allowance for credit losses on loans, at end of period	$65,849	52,388	24,498

Ratios:
Net charge-offs (recoveries) as a percent of average loans (annualized)	0.10%	0.09%	0.22%
Allowance for loan losses as a percent of loans at end of period	1.42%	1.11%	0.54%

As previously discussed, as of March 31, 2021, we have granted approximately $5.9 million in loan deferrals under the CARES act provisions, which is reduction from the highest level of $774 million in loan deferrals at June 30, 2020.

The ratio of our allowance to total loans was 1.42% and 1.11% at March 31, 2021 and December 31, 2020, respectively. The increase in this ratio was a result of the adoption of CECL on January 1, 2021.

In addition to the allowance for credit losses on loans, we maintain an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. Under CECL, we estimate expected credit losses associated with these commitments over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Methodology is based on a loss rate approach that starts with the probability of funding based on historical experience. Similar to methodology

Index
discussed above related to the loans receivable portfolio, adjustments are made to the historical losses for current conditions and reasonable and supportable forecast. The allowance for lending-related commitments of $8.1 million and $0.6 million at March 31, 2021 and December 31, 2020, respectively, is separately classified on the balance sheet within Other Liabilities. We recorded no provision for credit losses on unfunded commitments during the first quarter of 2021 for primarily the same reasons noted above related to loans.
We believe our allowance levels are adequate at each period end, based on the respective methodologies utilized, as described above. It must be emphasized, however, that the determination of the allowances using our procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. See “Critical Accounting Policies – Allowance for Credit Losses on Loans and Unfunded Commitments” above.
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
In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $969 million line of credit with the FHLB (of which $7 million and $8 million were outstanding at March 31, 2021 and December 31, 2020, respectively), 2) a $100 million federal funds line with a correspondent bank (of which none was outstanding at March 31, 2021 or December 31, 2020), and 3) an approximately $135 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at March 31, 2021 or December 31, 2020). Unused and available lines of credit amounted to $1.2 billion at March 31, 2021.
Our overall liquidity has increased since December 31, 2020 due primarily to the strong deposit growth which has exceeded loan growth. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 31.4% at December 31, 2020 to 37.5% at March 31, 2021.
We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.
The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2020, detail of which is presented in Table 18 on page 74 of our 2020 Annual Report on Form 10-K.
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

Index
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2021, and have no current plans to do so.
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
At March 31, 2021, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2021	December 31, 2020
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	13.16%	13.19%
Minimum required Common Equity Tier 1 capital	7.00%	7.00%

Tier I capital to Tier 1 risk weighted assets	14.24%	14.28%
Minimum required Tier 1 capital	8.50%	8.50%

Total risk-based capital to Tier II risk weighted assets	15.49%	15.37%
Minimum required total risk-based capital	10.50%	10.50%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	9.60%	9.88%
Minimum required Tier 1 leverage capital	4.00%	4.00%
First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At March 31, 2021, First Bank significantly exceeded the minimum ratios established by the

Index
regulatory authorities. The reduction in our leverage ratio reflected in the table above was due to the significant balance sheet growth experienced in the first three months of 2021, resulting primarily from a strong increase in deposits.
BUSINESS DEVELOPMENT AND OTHER SHAREHOLDER MATTERS
The following is a list of business development and other miscellaneous matters affecting the Company and First Bank, our bank subsidiary.
•On March 15, 2021, the Company announced a quarterly cash dividend of $0.20 per share payable on April 25, 2021 to shareholders of record on March 31, 2021. This dividend rate represents an 11% increase over the dividend rate declared in the first quarter of 2020.
SHARE REPURCHASES
For the three months ended March 31, 2021, we repurchased 106,744 shares of our common stock at an average price of $37.81 per share, which totaled $4.0 million. At March 31, 2021, we had authority from our Board of Directors to repurchase up to an additional $16.0 million in shares of the Company’s common stock. We may repurchase shares of our stock in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)
Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin), even during periods of changing interest rates. Over the past five calendar years, our net interest margin has ranged from a low of 3.56% (realized in 2020) to a high of 4.09% (realized in 2018). The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At March 31, 2021 a majority of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.
Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at March 31, 2021, we had over $2 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2021 were deposits totaling $4.3 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.
Overall, we believe that in the near term (twelve months), net interest income will not likely experience significant downward pressure from rising interest rates. Similarly, we would not expect a significant increase in near term net

Index
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

In an effort to address concerns about the national and global economy the Federal Reserve cut interest rates by 75 basis points in the second half of 2019. And in March 2020, the Federal Reserve cut interest rates by an additional 150 basis points in response to the COVID-19 pandemic. Our interest-bearing cash balances and most of our variable rate loans, generally reset to lower rates soon after these interest rate cuts. We reduced our offering rates on most deposit products and our borrowing costs were also reduced by lower rates and repaying a significant portion of our outstanding borrowings. Overall however, the impact of the interest rate cuts negatively impacted our net interest margin in 2020 and 2021.

Assuming no significant changes in interest rates in the next twelve months, we expect continued pressure on our net interest margin (excluding the impact of PPP - see below) as a result of the flat yield curve and the expectation of lower interest rates on the redeployment of cash received on maturing loans and investments that will likely not be fully offset by lower funding costs.

Since the announcement of the SBA's PPP program, we have originated at total of approximately $356 million in PPP loans, of which $241 million were outstanding at both December 31, 2020 and March 31, 2021. These loans all have an interest rate of 1.00%. In addition to the interest rate, the SBA compensated us with an origination fee for each loan of between 1% to 5% of the loan amount, depending on the size of each loan. We received a total of approximately $16.9 million in these fees, which were netted against the direct cost to originate each loan that totaled approximately $0.7 million, with the net amount deferral amount initially being amortized as interest income over their contractual lives of either two years or five years using the effective interest method of recognition. Early repayments, including the loan forgiveness provisions contained in the PPP, result in accelerated amortization. In 2020, we amortized $4.1 million of the PPP loan fees as interest income. For the first three months of 2021, we amortized $3.0 million of the PPP loan fees as interest income. The Company has $9.0 million in remaining deferred PPP loan fees, of which $3.1 million relates to 2020 originations and $5.9 million relates to 2021 originations. We expected the fees associated with the 2020 originations to be substantially realized during 2021, while we expect the fees associated with the 2021 originations to be recognized at a rate of approximately $150 thousand per quarter for the remainder of 2021, and accelerated amortization occurring in 2022 upon the forgiveness process.
As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to the acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans amounted to $1.3 million and $1.8 million for the first three months of 2021 and 2020, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that are initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the

Index
remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $8.2 million at March 31, 2021 compared to $8.9 million at December 31, 2020.
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
Item 1A – Risk Factors
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in the forepart of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC. There are no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 to January 31, 2021	—	$—	—	$20,000,000
February 1, 2021 to February 28, 2021	106,744	37.81	106,744	$15,964,472
March 1, 2021 to March 31, 2021	—	—	—	$15,964,472
Total	106,744	23.32	106,744	$15,964,472
Footnotes to the Above Table

Index
(1)All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On January 27, 2021, the Company reported the authorization of a new $20 million repurchase program with an expiration date of December 31, 2021. As of March 31, 2021, the Company had the remaining authorization to repurchase up to $16.0 million of the Company's stock.

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

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 9, 2018, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 10, 2021	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

May 10, 2021	BY:/s/ Eric P. Credle
Eric P. Credle Executive Vice President and Chief Financial Officer