Form 10-Q
period 2021-06-30
FIRST BANCORP /NC/
filed 2021-08-09
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on July 31, 2021 was 28,489,474.

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

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands)	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and due from banks, noninterest-bearing	$83,851	93,724
Due from banks, interest-bearing	391,375	273,566
Total cash and cash equivalents	475,226	367,290

Securities available for sale	2,115,153	1,453,132
Securities held to maturity (fair values of $292,774 and $170,734)	291,728	167,551

Presold mortgages in process of settlement at fair value	13,762	42,271
SBA Loans held for sale	5,480	6,077

Loans	4,782,064	4,731,315
Allowance for credit losses on loans	(65,022)	(52,388)
Net loans	4,717,042	4,678,927

Premises and equipment	123,395	120,502
Operating right-of-use lease assets	16,432	17,514
Accrued interest receivable	20,357	20,272
Goodwill	231,906	239,272
Other intangible assets	11,062	15,366
Foreclosed properties	826	2,424
Bank-owned life insurance	108,209	106,974
Other assets	70,004	52,179
Total assets	$8,200,582	7,289,751

LIABILITIES
Deposits: Noninterest bearing checking accounts	$2,651,143	2,210,012
Interest bearing checking accounts	1,378,865	1,172,022
Money market accounts	1,820,475	1,581,364
Savings accounts	593,629	519,266
Time deposits of $100,000 or more	510,722	564,365
Other time deposits	216,524	226,567
Total deposits	7,171,358	6,273,596
Borrowings	61,252	61,829
Accrued interest payable	710	904
Operating lease liabilities	16,893	17,868
Other liabilities	45,859	42,133
Total liabilities	7,296,072	6,396,330

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 28,491,633 and 28,579,335 shares	397,704	400,582
Retained earnings	507,531	478,489
Stock in rabbi trust assumed in acquisition	(1,928)	(2,243)
Rabbi trust obligation	1,928	2,243
Accumulated other comprehensive income (loss)	(725)	14,350
Total shareholders’ equity	904,510	893,421
Total liabilities and shareholders’ equity	$8,200,582	7,289,751
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$52,295	51,964	103,368	107,261
Interest on investment securities:
Taxable interest income	7,789	4,771	13,702	10,245
Tax-exempt interest income	474	117	797	281
Other, principally overnight investments	581	788	1,281	1,886
Total interest income	61,139	57,640	119,148	119,673
INTEREST EXPENSE
Savings, checking and money market accounts	1,136	1,333	2,450	3,692
Time deposits of $100,000 or more	681	2,323	1,539	5,247
Other time deposits	182	418	398	908
Borrowings	381	942	764	2,443
Total interest expense	2,380	5,016	5,151	12,290

Net interest income	58,759	52,624	113,997	107,383
Provision for loan losses	—	19,298	—	24,888
Provision for unfunded commitments	1,939	—	1,939	—
Total provision for credit losses	1,939	19,298	1,939	24,888
Net interest income after provision for credit losses	56,820	33,326	112,058	82,495
NONINTEREST INCOME
Service charges on deposit accounts	2,824	2,289	5,557	5,626
Other service charges, commissions and fees	6,496	4,624	12,018	8,693
Fees from presold mortgage loans	2,274	3,020	6,818	4,861
Commissions from sales of insurance and financial products	2,466	2,090	4,656	4,158
SBA consulting fees	2,187	3,739	4,951	4,766
SBA loan sale gains	2,996	1,965	5,326	2,612
Bank-owned life insurance income	614	629	1,234	1,271
Securities gains (losses), net	—	8,024	—	8,024
Other gains (losses), net	1,517	(187)	1,483	(113)
Total noninterest income	21,374	26,193	42,043	39,898
NONINTEREST EXPENSES
Salaries expense	21,187	20,606	41,318	40,716
Employee benefits expense	4,084	3,847	8,658	8,394
Total personnel expense	25,271	24,453	49,976	49,110
Occupancy expense	2,668	2,724	5,572	5,682
Equipment related expenses	1,053	1,020	2,098	2,165
Merger and acquisition expenses	411	—	411	—
Intangibles amortization expense	845	978	1,742	2,033
Foreclosed property (gains) losses, net	(173)	35	(16)	194
Other operating expenses	10,910	9,691	21,267	19,793
Total noninterest expenses	40,985	38,901	81,050	78,977

Income before income taxes	37,209	20,618	73,051	43,416
Income tax expense	7,924	4,266	15,572	8,884

Net income	$29,285	16,352	57,479	34,532

Earnings per common share:
Basic	$1.03	0.56	2.02	1.18
Diluted	1.03	0.56	2.02	1.18

Dividends declared per common share	$0.20	0.18	0.40	0.36

Weighted average common shares outstanding:
Basic	28,331,456	28,799,828	28,344,633	29,015,308
Diluted	28,490,031	28,969,728	28,513,942	29,184,421
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

($ in thousands-unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$29,285	16,352	57,479	34,532
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	4,326	2,772	(19,909)	23,537
Tax (expense) benefit	(994)	(637)	4,575	(5,409)
Reclassification to realized (gains) losses	—	(8,024)	—	(8,024)
Tax expense (benefit)	—	1,844	—	1,844
Postretirement Plans:
Amortization of unrecognized net actuarial loss	205	180	376	358
Tax benefit	(77)	(42)	(117)	(83)
Other comprehensive income (loss)	3,460	(3,907)	(15,075)	12,223
Comprehensive income	$32,745	12,445	42,404	46,755
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended June 30, 2020
Balances, April 1, 2020	29,041	$410,236	430,709	(2,602)	2,602	21,253	862,198
Net income			16,352				16,352
Cash dividends declared ($0.18 per common share)			(5,215)				(5,215)
Change in Rabbi Trust obligation				385	(385)		—
Stock repurchases	(104)	(2,432)					(2,432)
Stock-based compensation	40	895					895
Other comprehensive income (loss)						(3,907)	(3,907)
Balances, June 30, 2020	28,977	$408,699	441,846	(2,217)	2,217	17,346	867,891

Three Months Ended June 30, 2021
Balances, April 1, 2021	28,489	$397,094	483,944	(2,256)	2,256	(4,185)	876,853
Net income			29,285				29,285
Cash dividends declared ($0.20 per common share)			(5,698)				(5,698)
Change in Rabbi Trust obligation				328	(328)		—
Stock withheld for payment of taxes	(4)	(221)					(221)
Stock-based compensation	7	831					831
Other comprehensive income (loss)						3,460	3,460
Balances, June 30, 2021	28,492	$397,704	507,531	(1,928)	1,928	(725)	904,510

See accompanying notes to unaudited consolidated financial statements.

Index

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Six Months Ended June 30, 2020
Balances, January 1, 2020	29,601	$429,514	417,764	(2,587)	2,587	5,123	852,401
Net income			34,532				34,532
Cash dividends declared ($0.36 per common share)			(10,450)				(10,450)
Change in Rabbi Trust Obligation				370	(370)		—
Stock repurchases	(680)	(22,432)					(22,432)
Stock-based compensation	56	1,617					1,617
Other comprehensive income (loss)						12,223	12,223
Balances, June 30, 2020	28,977	$408,699	441,846	(2,217)	2,217	17,346	867,891

Six Months Ended June 30, 2021
Balances, January 1, 2021	28,579	400,582	478,489	(2,243)	2,243	14,350	893,421
Adoption of new accounting standard			(17,051)				(17,051)
Net income			57,479				57,479
Cash dividends declared $0.40 per common share)			(11,386)				(11,386)
Change in Rabbi Trust Obligation				315	(315)		—
Stock repurchases	(107)	(4,036)					(4,036)
Stock withheld for payment of taxes	(7)	(324)					(324)
Stock-based compensation	27	1,482					1,482
Other comprehensive income (loss)						(15,075)	(15,075)
Balances, June 30, 2021	28,492	$397,704	507,531	(1,928)	1,928	(725)	904,510

See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

($ in thousands-unaudited)	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$57,479	34,532
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	1,939	24,888
Net security premium amortization	6,342	1,605
Loan discount accretion	(4,972)	(3,234)
Other purchase accounting accretion and amortization, net	61	32
Foreclosed property (gains) losses and write-downs, net	(16)	194
Gains on securities available for sale	—	(8,024)
Other (gains) losses	(1,483)	113
Increase in net deferred loan fees	1,084	8,789
Bank-owned life insurance income	(1,234)	(1,271)
Depreciation of premises and equipment	2,928	2,963
Amortization of operating lease right-of-use assets	808	1,010
Repayments of lease obligations	(697)	(920)
Stock-based compensation expense	1,228	1,408
Amortization of intangible assets	1,742	2,033
Amortization of SBA servicing assets	1,014	1,416
Fees/gains from sale of presold mortgages and SBA loans	(12,144)	(7,473)
Origination of presold mortgage loans in process of settlement	(170,132)	(170,961)
Proceeds from sales of presold mortgage loans in process of settlement	204,588	165,223
Origination of SBA loans for sale	(60,135)	(58,396)
Proceeds from sales of SBA loans	55,380	45,306
Increase in accrued interest receivable	(85)	(3,295)
Decrease (increase) in other assets	2,467	(6,935)
Increase in net deferred income tax asset	(44)	(7,661)
Decrease in accrued interest payable	(194)	(629)
(Decrease) increase in other liabilities	(4,826)	23,784
Net cash provided by operating activities	81,098	44,497
Cash Flows From Investing Activities
Purchases of securities available for sale	(857,070)	(252,256)
Purchases of securities held to maturity	(133,916)	(50,272)
Proceeds from maturities/issuer calls of securities available for sale	169,819	91,976
Proceeds from maturities/issuer calls of securities held to maturity	8,718	22,907
Proceeds from sales of securities available for sale	—	219,697
Redemptions of FRB and FHLB stock, net	1,836	7,754
Net increase in loans	(40,288)	(311,493)
Proceeds from sales of foreclosed properties	2,462	1,354
Purchases of premises and equipment	(6,317)	(4,428)
Proceeds from sales of premises and equipment	218	192
Net cash paid from sale of insurance operations	(555)	—
Net cash used by investing activities	(855,093)	(274,569)
Cash Flows From Financing Activities
Net increase in deposits	897,789	899,841
Net decrease in short-term borrowings	—	(98,000)
Proceeds from long-term borrowings	—	150,000
Payments on long-term borrowings	(665)	(240,562)
Cash dividends paid – common stock	(10,833)	(10,563)
Repurchases of common stock	(4,036)	(22,432)
Payment of taxes related to stock withheld	(324)	—
Net cash provided by financing activities	881,931	678,284
Increase in cash and cash equivalents	107,936	448,212
Cash and cash equivalents, beginning of period	367,290	231,302
Cash and cash equivalents, end of period	$475,226	679,514

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$5,345	12,919
Cash paid during the period for income taxes	16,326	1,110
Non-cash: Unrealized (loss) gain on securities available for sale, net of taxes	(15,334)	18,128
Non-cash: Foreclosed loans transferred to other real estate	848	662
Non-cash: Initial recognition of operating lease right-of-use assets and operating lease liabilities	444	—
Non-cash: Receivable recorded related to sale of insurance operations	12,955	—
Non-cash: Derecognition of intangible assets related to sale of insurance operations	(10,229)	—
See accompanying notes to consolidated financial statements.

Index
First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Period Ended June 30, 2021
Note 1 - Basis of Presentation
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly in all material respects the consolidated financial position of the Company as of June 30, 2021, the consolidated results of operations for the three and six months ended June 30, 2021 and 2020, and the consolidated cash flows for the six months ended June 30, 2021 and 2020. Any such adjustments were of a normal, recurring nature. Reference is made to the 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.
Recent Developments: COVID-19 - The impact of the COVID-19 pandemic has continued to lessen in 2021 in our market areas. Recently however, there has been an emergence of new, more virulent strains of COVID-19 that are now spreading at higher transmission rates than prior strains. We are uncertain what impact this will have on the Company and its market areas.

On December 27, 2020, the Economic Aid Act was signed into law, which included another round of Paycheck Protection Program (PPP) funding. The Company began originating the new round of PPP loans in January 2021. During the first six months of 2021, the Company funded $112 million in PPP loans, while also processing $198 million in forgiveness payments related to 2020 PPP loan originations.

In response to the pandemic onset in 2020, the Company generally offered impacted borrowers loan payment deferrals of 90 days in duration. Since that time, most of our borrowers have resumed payments and as of June 30, 2021, the Company had remaining pandemic-related loan deferrals of $2.1 million.

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
On January 1, 2021, the Company adopted the current expected credit loss (CECL) guidance in accordance with Accounting Standards Codification ("ASC") 326. CECL replaced the prior incurred-loss methodology for recognizing credit losses with a methodology that is based on estimating future expected lifetime credit losses. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures, such as unfunded commitments to extend credit. In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell.

Index
The Company adopted CECL as of January 1, 2021 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2021 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”). The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $14.6 million, which is presented as a reduction to loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $7.5 million, which is recorded within Other Liabilities. The adoption of CECL had an insignificant impact on the Company's held to maturity and available for sale securities portfolios. The Company recorded a net decrease to retained earnings of $17.1 million as of January 1, 2021 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Federal banking regulatory agencies provided optional relief to delay the adverse regulatory capital impact of CECL at adoption. The Company did not elect the option.

The Company adopted CECL using the prospective transition approach for PCD assets that were previously classified as PCI under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The amortized cost basis of the PCD assets was adjusted to reflect the addition of $0.1 million to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at a rate that approximates the effective interest rate as of January 1, 2021.

With regard to purchased credit deteriorated (PCD) assets, because the Company elected to disaggregate the former purchased credit impaired (PCI) pools and no longer considers these pools to be the unit of account, contractually delinquent PCD loans are now reported as nonaccrual loans using the same criteria as other loans. Similarly, although management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings (TDRs) as of the date of adoption, PCD loans that are restructured and meet the definition of troubled debt restructurings after the adoption of CECL will be reported as such.

Accrued interest for all financial instruments is included in a separate line on the face of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

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

Accounting Policy Updates
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

Index
Allowance for Credit Losses - Securities Held to Maturity - Since its adoption of CECL, the Company measures expected credit losses on held to maturity debt securities on an individual security basis. Accrued interest receivable on held to maturity debt securities totaled $1.94 million at June 30, 2021 and was excluded from the estimate of credit losses.
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
Virtually all of the mortgage-backed securities held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rating by major rating agencies. As a result, the allowance for credit losses on held to maturity securities was immaterial at June 30, 2021.
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
Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2021, there was no allowance for credit losses related to the available-for-sale portfolio.
Accrued interest receivable on available for sale debt securities totaled $4.11 million at June 30, 2021 and was excluded from the estimate of credit losses.
Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $14.3 million at June 30, 2021 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

Index
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
Allowance for Credit Losses - Loans - The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Estimated recoveries are considered for post-CECL adoption date charge-offs to the extent that they do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.
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

Management considers forward-looking information in estimating expected credit losses. For substantially all segments of collectively evaluated loans, the Company incorporates two or more macroeconomic drivers using a statistical regression modeling methodology. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline forecast and alternative scenarios for the United States economy. The baseline forecast, along with the alternative scenarios, are evaluated by management to determine the best estimate within the range of expected credit losses. The baseline forecast incorporates an equal probability of the United States economy performing better or worse than this projection. With the ongoing pandemic, along with periodic starts and stops to reopening the economy and the impact of government stimulus, the baseline and alternative scenarios have reflected a high degree of volatility in economic forecasts from month-to-month. The Company based its adoption date allowance for credit loss adjustment primarily on the baseline forecast, which reflected ongoing threats to the economy, primarily arising from the pandemic. In reviewing forecasts during 2021, management noted high degrees of volatility in the monthly forecasts. Given the uncertainty that the volatility is indicative of and the inherent imprecision of a forecast accurately projecting economic statistics during these unprecedented times, management elected to base both its March 31, 2021 and June 30, 2021 computations of the allowance for credit losses primarily on an alternative, more negative forecast, that management judged to more appropriately reflect the inherent risks to its loan portfolio.

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

Index

Included in its systematic methodology to determine its allowance for credit losses (ACL), Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e., formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: 1) changes in lending policies, procedures, and strategies, 2) changes in the nature and volume of the portfolio, 3) staff experience, 4) changes in volume and trends in classified loans, delinquencies and nonaccrual loans, 5) concentration risk, 6) trends in underlying collateral value, 7) external factors, including competition and legal and regulatory factors, 8) changes in the quality of the Company's loan review system, and 9) economic conditions not already captured.

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

Determining the Contractual Term - Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Troubled Debt Restructurings (TDRs) - A loan for which the terms have been modified resulting in a more than insignificant concession, and for which the borrower is experiencing financial difficulties, is generally considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for

Index
investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.

Allowance for Credit Losses - Unfunded Loan Commitments - Effective with the adoption of CECL, the Company estimates expected credit losses on commitments to extend credit over the contractual period in which the Company is exposed to credit risk on the underlying commitments, unless the obligation is unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures, which is reflected within "Other Liabilities," is adjusted for as an increase or decrease to the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to fund.
Note 3 – Stock-Based Compensation
The Company recorded total stock-based compensation expense of $831,000 and $895,000 for the three months ended June 30, 2021 and 2020, respectively, and $1,228,000 and $1,408,000 for the six months ended June 30, 2021 and 2020, respectively, which includes the value of the stock grants to directors as discussed below. The Company recognized $191,000 and $206,000 of income tax benefits related to stock-based compensation expense in the income statement for the three months ended June 30, 2021 and 2020, respectively, and $282,000 and $324,000 for the six months ended June 30, 2021 and 2020, respectively.
At June 30, 2021, the sole equity-based compensation plan for the Company is the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of June 30, 2021, the Equity Plan had 523,295 shares remaining available for grant.
The Equity Plan is intended to serve as a means to attract, retain and motivate key employees and directors and to associate the interests of the plans' participants with those of the Company and its shareholders. The Equity Plan allows for both grants of stock options and other types of equity-based compensation, including stock appreciation rights, restricted and unrestricted stock, restricted performance stock, unrestricted stock, and performance units. For the last several years, the only equity-based compensation granted by the Company has been shares of restricted stock, as it relates to employees, and unrestricted stock as it relates to non-employee directors.
Recent restricted stock awards to employees typically include service-related vesting conditions only. Compensation expense for these awards is recorded over the requisite service periods. Upon forfeiture, any previously recognized compensation cost is reversed. Upon a change in control (as defined in the Equity Plan), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.
Certain of the Company’s equity grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for each incremental award. Compensation expense is based on the estimated number of stock awards that will ultimately vest. Over the past five years, there have been insignificant amounts of forfeitures, and therefore the Company assumes that all awards granted with service conditions only will vest. The Company issues new shares of common stock when restricted stock is granted.
In addition to employee equity awards, the Company's practice is to grant unrestricted common shares, valued at approximately $32,000, to each non-employee director (currently 10 in total) in June of each year. Compensation expense associated with these director awards is recognized on the date of award since there are no vesting conditions. On June 1, 2021, the Company granted 7,050 shares of common stock to non-employee directors (705 shares per director), at a fair market value of $45.41 per share, which was the closing price of the Company's common stock on that date, and resulted in $320,000 in expense. On June 1, 2020, the Company granted 14,146 shares of common stock to non-employee directors (1,286 shares per director), at a fair market value of $24.87 per share, which was the closing price of the Company's common stock on that date, and resulted in $352,000 in expense. The expense associated with director grants is classified as "other operating expense" in the Consolidated Statements of Income.
The following table presents information regarding the activity for the first six months of 2021 related to the Company’s outstanding restricted stock:

Index

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	172,105	$33.80
Granted during the period	26,350	35.19
Vested during the period	(19,415)	41.03
Forfeited or expired during the period	(8,011)	38.00
Nonvested at June 30, 2021	171,029	$33.00
Total unrecognized compensation expense as of June 30, 2021 amounted to $2,065,000 with a weighted-average remaining term of 1.8 years. For the nonvested awards that are outstanding at June 30, 2021, the Company expects to record $1,255,000 in compensation expense in the next twelve months, $797,000 of which is expected to be recorded in the remaining quarters of 2021.
Note 4 – Earnings Per Common Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended June 30,
	2021			2020
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$29,285			$16,352
Less: income allocated to participating securities	(163)			(96)
Basic EPS per common share	$29,122	28,331,456	$1.03	$16,256	28,799,828	$0.56

Diluted EPS:
Net income	$29,285	28,331,456		$16,352	28,799,828
Effect of Dilutive Securities	—	158,575		—	169,900
Diluted EPS per common share	$29,285	28,490,031	$1.03	$16,352	28,969,728	$0.56

	For the Six Months Ended June 30,
	2021			2020
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$57,479			$34,532
Less: income allocated to participating securities	$(341)			$(200)
Basic EPS per common share	$57,138	28,344,633	$2.02	$34,332	29,015,308	$1.18

Diluted EPS:
Net income	$57,479	28,344,633		$34,532	29,015,308
Effect of Dilutive Securities	—	169,309		—	169,113
Diluted EPS per common share	$57,479	28,513,942	$2.02	$34,532	29,184,421	$1.18

Index
There were no options outstanding for any of the periods presented.

Note 5 – Securities

The book values and approximate fair values of investment securities at June 30, 2021 and December 31, 2020 are summarized as follows:

($ in thousands)	June 30, 2021				December 31, 2020
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
Government-sponsored enterprise securities	$70,015	67,872	—	(2,143)	70,016	70,206	371	(181)
Mortgage-backed securities	2,000,949	2,002,319	18,541	(17,171)	1,318,998	1,337,706	20,832	(2,124)
Corporate bonds	43,650	44,962	1,458	(146)	43,670	45,220	1,760	(210)
Total available for sale	$2,114,614	2,115,153	19,999	(19,460)	1,432,684	1,453,132	22,963	(2,515)

Securities held to maturity:
Mortgage-backed securities	$24,267	25,236	969	—	29,959	30,900	941	—
State and local governments	267,461	267,538	2,278	(2,201)	137,592	139,834	2,407	(165)
Total held to maturity	$291,728	292,774	3,247	(2,201)	167,551	170,734	3,348	(165)

All of the Company’s mortgage-backed securities were issued by government-sponsored corporations, except for private mortgage-backed securities with a fair value of $0.9 million and $1.0 million as of June 30, 2021 and December 31, 2020, respectively.

The following table presents information regarding securities with unrealized losses at June 30, 2021:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$67,872	2,143	—	—	67,872	2,143
Mortgage-backed securities	1,189,049	16,975	12,596	196	1,201,645	17,171
Corporate bonds	—	—	4,853	146	4,853	146
State and local governments	90,880	2,201	—	—	90,880	2,201
Total unrealized loss position	$1,347,801	21,319	17,449	342	1,365,250	21,661

Index
The following table presents information regarding securities with unrealized losses at December 31, 2020:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$29,812	181	—	—	29,812	181
Mortgage-backed securities	497,992	1,957	6,168	167	504,160	2,124
Corporate bonds	3,956	45	835	165	4,791	210
State and local governments	23,310	165	—	—	23,310	165
Total unrealized loss position	$555,070	2,348	7,003	332	562,073	2,680
As of June 30, 2021 and December 31, 2020, the Company's security portfolio held 155 securities and 69 securities that were in an unrealized loss position, respectively. In the above tables, all of the securities that were in an unrealized loss position at June 30, 2021 and December 31, 2020 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
No impairment charges were recognized for any securities during the six months ended June 30, 2020. At adoption of CECL on January 1, 2021 and at June 30, 2021, the Company determined that expected credit losses associated with held to maturity debt securities were insignificant. See Note 2 for additional details on the adoption of CECL as it relates to the securities portfolio.
The book values and approximate fair values of investment securities at June 30, 2021, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities
Due within one year	$—	—	1,262	1,283
Due after one year but within five years	28,650	29,931	537	553
Due after five years but within ten years	74,015	72,409	8,766	8,825
Due after ten years	11,000	10,494	256,896	256,877
Mortgage-backed securities	2,000,949	2,002,319	24,267	25,236
Total securities	$2,114,614	2,115,153	291,728	292,774
At June 30, 2021 and December 31, 2020 investment securities with carrying values of $812,763,000 and $630,303,000, respectively, were pledged as collateral for public deposits.
Included in “other assets” in the Consolidated Balance Sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $21,690,000 and $23,526,000 at June 30, 2021 and December 31, 2020, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost and fair value of $3,970,000 and $5,855,000 at June 30, 2021 and December 31, 2020, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $17,720,000 and $17,671,000 at June 30, 2021 and December 31, 2020, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

Index
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at June 30, 2021 was approximately 1.62, which means the Company would receive approximately 20,051 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.

Index
Note 6 – Loans, Allowance for Credit Losses, and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$704,096	15%	$782,549	17%
Real estate – construction, land development & other land loans	566,417	12%	570,672	12%
Real estate – mortgage – residential (1-4 family) first mortgages	914,318	19%	972,378	21%
Real estate – mortgage – home equity loans / lines of credit	285,595	6%	306,256	6%
Real estate – mortgage – commercial and other	2,262,492	47%	2,049,203	43%
Consumer loans	53,928	1%	53,955	1%
Subtotal	4,786,846	100%	4,735,013	100%
Unamortized net deferred loan fees	(4,782)		(3,698)
Total loans	$4,782,064		$4,731,315

Included in the line item "Commercial, financial, and agricultural" in the table above are PPP loans totaling $155.5 million and $240.5 million at June 30, 2021 and December 31, 2020, respectively. PPP loans are fully guaranteed by the SBA. Included in unamortized net deferred loan fees are approximately $6.2 million and $6.0 million at June 30, 2021 and December 31, 2020, respectively, in unamortized net deferred loan fees associated with PPP loans. These fees are being amortized under the effective interest method over the terms of the loans. Accelerated amortization is recorded in the periods in which principal amounts are forgiven in accordance with the terms of the program.

Also included in the table above are various non-PPP SBA loans, with additional information on these loans presented in the table below.

($ in thousands)	June 30, 2021	December 31, 2020
Guaranteed portions of non-PPP SBA loans included in table above	$32,315	33,959
Unguaranteed portions of non-PPP SBA loans included in table above	126,380	135,703
Total non-PPP SBA loans included in the table above	$158,695	169,662

Sold portions of SBA loans with servicing retained - not included in tables above	$426,940	395,398
At June 30, 2021 and December 31, 2020, there was a remaining unaccreted discount on the retained portion of sold SBA loans amounting to $7.0 million and $7.3 million, respectively.
As of June 30, 2021, unamortized discounts on acquired loans totaled $5.3 million.
At December 31, 2020, there were remaining accretable discounts of $7.9 million, related to purchased non-impaired loans. The discounts are amortized as yield adjustments over the respective lives of the loans, so long as the loans perform. At December 31, 2020, the carrying value of purchased credit impaired (PCI) loans were $8.6 million.
The following table presents changes in the accretable yield for PCI loans for the six months ended June 30, 2020.

Accretable Yield for PCI loans	For the Six Months Ended June 30, 2020
Balance at beginning of period	$4,149
Accretion	(742)
Reclassification from (to) nonaccretable difference	366
Other, net	(510)
Balance at end of period	3,263

Index
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

($ in thousands)	June 30, 2021	December 31, 2020
Nonperforming assets
Nonaccrual loans	$32,993	35,076
TDRs - accruing	8,026	9,497
Accruing loans > 90 days past due	—	—
Total nonperforming loans	41,019	44,573
Foreclosed real estate	826	2,424
Total nonperforming assets	$41,845	46,997

At June 30, 2021 and December 31, 2020, the Company had $2.6 million and $1.9 million in residential mortgage loans in process of foreclosure, respectively.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated.

	CECL			Incurred Loss
($ in thousands)	June 30, 2021			December 31, 2020
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Commercial, financial, and agricultural	$—	9,476	9,476	9,681
Real estate – construction, land development & other land loans	221	172	393	643
Real estate – mortgage – residential (1-4 family) first mortgages	1,759	4,006	5,765	6,048
Real estate – mortgage – home equity loans / lines of credit	378	967	1,345	1,333
Real estate – mortgage – commercial and other	11,467	4,419	15,886	17,191
Consumer loans	—	128	128	180
Total	$13,825	19,168	32,993	35,076

Interest income recognized during the period on nonaccrual loans was immaterial.

The following table represents the accrued interest receivables written off by reversing interest income during the six months ended June 30, 2021.

($ in thousands)	For the Six Months Ended June 30, 2021
Commercial, financial, and agricultural	$156
Real estate – construction, land development & other land loans	—
Real estate – mortgage – residential (1-4 family) first mortgages	15
Real estate – mortgage – home equity loans / lines of credit	7
Real estate – mortgage – commercial and other	390
Consumer loans	—
Total	$568

Index
The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2021.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$634	33	—	9,476	693,953	704,096
Real estate – construction, land development & other land loans	65	—	—	393	565,959	566,417
Real estate – mortgage – residential (1-4 family) first mortgages	672	610	—	5,765	907,271	914,318
Real estate – mortgage – home equity loans / lines of credit	474	159	—	1,345	283,617	285,595
Real estate – mortgage – commercial and other	1,425	—	—	15,886	2,245,181	2,262,492
Consumer loans	84	57	—	128	53,659	53,928
Total	$3,354	859	—	32,993	4,749,640	4,786,846
Unamortized net deferred loan fees						(4,782)
Total loans						$4,782,064
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2020.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$1,464	1,101	—	9,681	770,166	782,412
Real estate – construction, land development & other land loans	572	—	—	643	569,307	570,522
Real estate – mortgage – residential (1-4 family) first mortgages	10,146	869	—	6,048	951,088	968,151
Real estate – mortgage – home equity loans / lines of credit	1,088	42	—	1,333	303,693	306,156
Real estate – mortgage – commercial and other	2,540	3,111	—	17,191	2,022,422	2,045,264
Consumer loans	180	36	—	180	53,521	53,917
Purchased credit impaired	328	112	719	—	7,432	8,591
Total	$16,318	5,271	719	35,076	4,677,629	4,735,013
Unamortized net deferred loan fees						(3,698)
Total loans						$4,731,315

Index
The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2021.

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total Collateral-Dependent Loans
Commercial, financial, and agricultural	$—	5,522	—	—	—	5,522
Real estate – construction, land development & other land loans	—	—	513	—	—	513
Real estate – mortgage – residential (1-4 family) first mortgages	2,475	—	—	—	—	2,475
Real estate – mortgage – home equity loans / lines of credit	378	—	—	—	—	378
Real estate – mortgage – commercial and other	—	—	135	14,187	—	14,322
Consumer loans	—	—	—	—	4	4
Total	$2,853	5,522	648	14,187	4	23,214
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
The Company's policy is to obtain third-party appraisals on any significant pieces of collateral. For loans secured by real estate, the Company's policy is to write nonaccrual loans down to 90% of the appraised value, which considers estimated selling costs. For real estate collateral that is in industries that are undergoing heightened stress, the Company often discounts the collateral values by an additional 10-25% due to additional discounts that are estimated to be incurred in a near-term sale. For non real-estate collateral secured loans, the Company generally writes nonaccrual loans down to 75% of the appraised value, which provides for selling costs and liquidity discounts that are usually incurred when disposing of non real-estate collateral. For reviewed loans that are not on nonaccrual basis, the Company assigns a specific allowance based on the parameters noted above.
The Company does not believe that there is significant over-coverage of collateral for any of the loan types noted above.

Index
The following table presents the activity in the allowance for loan losses for all loans for the three and six months ended June 30, 2021 (under the CECL methodology).

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended June 30, 2021
Beginning balance	$13,606	10,134	8,996	4,309	26,507	2,297	—	65,849
Charge-offs	(550)	—	(76)	(8)	(1,324)	(173)	—	(2,131)
Recoveries	153	392	236	218	78	227	—	1,304
Provisions	1,600	(422)	(505)	(782)	97	12	—	—
Ending balance	$14,809	10,104	8,651	3,737	25,358	2,363	—	65,022

As of and for the six months ended June 30, 2021
Beginning balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388
Adjustment for implementation of CECL	3,067	6,140	2,584	2,580	(257)	674	(213)	14,575
Charge-offs	(1,988)	(66)	(114)	(139)	(1,834)	(307)	—	(4,448)
Recoveries	667	686	323	229	340	262	—	2,507
Provisions	1,747	(2,011)	(2,190)	(1,308)	3,506	256	—	—
Ending balance	$14,809	10,104	8,651	3,737	25,358	2,363	—	65,022

Index

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2020 (under the Incurred Loss methodology).

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the year ended December 31, 2020
Beginning balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398
Charge-offs	(5,608)	(51)	(478)	(524)	(968)	(873)	—	(8,502)
Recoveries	745	1,552	754	487	621	294	—	4,453
Provisions	11,626	1,878	3,940	1,285	15,012	1,085	213	35,039
Ending balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388

Ending balances as of December 31, 2020: Allowance for loan losses
Individually evaluated for impairment	$3,546	30	800	—	2,175	—	—	6,551
Collectively evaluated for impairment	$7,742	5,325	7,141	2,375	21,428	1,475	213	45,699
Purchased credit impaired	$28	—	107	—	—	3	—	138

Loans receivable as of December 31, 2020:
Ending balance – total	$782,549	570,672	972,378	306,256	2,049,203	53,955	—	4,735,013
Unamortized net deferred loan fees								(3,698)
Total loans								$4,731,315

Ending balances as of December 31, 2020: Loans
Individually evaluated for impairment	$7,700	677	9,303	15	18,582	4	—	36,281
Collectively evaluated for impairment	$774,712	569,845	958,848	306,141	2,026,682	53,913	—	4,690,141
Purchased credit impaired	$137	150	4,227	100	3,939	38	—	8,591

Index
The following table presents the activity in the allowance for loan losses for the three and six months ended June 30, 2020 (under the Incurred Loss methodology).

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

Index
The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

	Risk Grade	Description
Pass:
	1	Loans with virtually no risk, including cash secured loans.
	2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
	3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
	4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
	5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally required and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
	P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
	6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
	7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
	8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
	9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
	F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

Index
The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2021.

	Term Loans by Year of Origination
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial, financial, and agricultural
Pass	$196,025	183,879	96,149	78,898	18,263	24,935	88,325	686,474
Special Mention	17	600	3,199	2,713	202	34	664	7,429
Classified	—	103	1,382	8,019	193	53	443	10,193
Total commercial, financial, and agricultural	196,042	184,582	100,730	89,630	18,658	25,022	89,432	704,096
Real estate – construction, land development & other land loans
Pass	211,053	251,155	50,615	10,583	12,887	10,797	12,915	560,005
Special Mention	220	761	4,283	1	114	28	12	5,419
Classified	86	415	122	186	59	123	2	993
Total real estate – construction, land development & other land loans	211,359	252,331	55,020	10,770	13,060	10,948	12,929	566,417
Real estate – mortgage – residential (1-4 family) first mortgages
Pass	103,275	213,061	124,409	85,317	92,248	264,553	7,931	890,794
Special Mention	1,182	1,310	205	167	373	3,170	96	6,503
Classified	370	164	548	1,398	541	13,122	878	17,021
Total real estate – mortgage – residential (1-4 family) first mortgages	104,827	214,535	125,162	86,882	93,162	280,845	8,905	914,318
Real estate – mortgage – home equity loans / lines of credit
Pass	1,358	424	758	1,379	282	1,334	272,050	277,585
Special Mention	—	—	17	—	—	19	1,151	1,187
Classified	12	111	66	—	—	635	5,999	6,823
Total real estate – mortgage – home equity loans / lines of credit	1,370	535	841	1,379	282	1,988	279,200	285,595
Real estate – mortgage – commercial and other
Pass	624,944	648,750	306,306	182,547	163,321	253,697	43,030	2,222,595
Special Mention	3,889	5,245	2,593	2,780	2,290	1,479	817	19,093
Classified	4,540	3,032	2,520	5,438	4,618	656	—	20,804
Total real estate – mortgage – commercial and other	633,373	657,027	311,419	190,765	170,229	255,832	43,847	2,262,492
Consumer loans
Pass	9,564	25,411	4,660	2,393	987	861	9,703	53,579
Special Mention	—	—	—	—	—	—	3	3
Classified	4	74	26	17	9	60	156	346
Total consumer loans	9,568	25,485	4,686	2,410	996	921	9,862	53,928
Total	$1,156,539	1,334,495	597,858	381,836	296,387	575,556	444,175	4,786,846
Unamortized net deferred loan fees								(4,782)
Total loans								4,782,064

Index
At June 30, 2021, as derived from the table above, the Company had $39.6 million in loans graded as Special Mention and $56.2 million in loans graded as Classified, which includes all nonaccrual loans.
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
The vast majority of the Company’s TDR's modified during the periods ended June 30, 2021 and June 30, 2020 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.
The Company’s TDR's can be classified as either nonaccrual or accruing based on the loan’s payment status. The TDR's that are nonaccrual are reported within the nonaccrual loan totals presented previously.
As of June 30, 2021, the Company had granted short-term deferrals related to the COVID-19 pandemic for $2.1 million of loans that were otherwise performing prior to modification. Pursuant to the CARES Act and banking regulator guidance, these loans are not considered TDRs.

Index

The following table presents information related to loans modified in a TDR during the three months ended June 30, 2021 and 2020.

($ in thousands)	For the three months ended June 30, 2021			For the three months ended June 30, 2020
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	1	67	67
Real estate – mortgage – residential (1-4 family) first mortgages	1	33	33	2	75	78
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	2	715	715	—	—	—
Real estate – construction, land development & other land loans	1	75	75	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	263	263	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	3	1,569	1,569	—	—	—
Consumer loans	—	—	—	—	—	—
Total TDRs arising during period	8	$2,655	$2,655	3	$142	$145

Index

The following table presents information related to loans modified in a TDR during the six months ended June 30, 2021 and 2020.

($ in thousands)	For the six months ended June 30, 2021			For the six months ended June 30, 2020
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	2	$143	$143
Real estate – construction, land development & other land loans	—	—	—	1	67	67
Real estate – mortgage – residential (1-4 family) first mortgages	1	33	33	2	75	78
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	1	160	160	—	—	—
Consumer loans	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	3	826	823	—	—	—
Real estate – construction, land development & other land loans	1	75	75	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	263	263	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	3	1,569	1,569	—	—	—
Consumer loans	—	—	—	—	—	—
Total TDRs arising during period	10	$2,926	$2,923	5	$285	$288

Accruing restructured loans that were modified in the previous twelve months and that defaulted during the three months ended June 30, 2021 and 2020 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	—	$—
Real estate – mortgage – commercial and other	—	—	1	274
Total accruing TDRs that subsequently defaulted	—	$—	1	$274

Index
Accruing restructured loans that were modified in the previous twelve months and that defaulted during the six months ended June 30, 2021 and 2020 are presented in the table below.

($ in thousands)	For the Six Months Ended June 30, 2021		For the Six Months Ended June 30, 2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	—	$—
Real estate – mortgage – commercial and other	—	—	1	274
Total accruing TDRs that subsequently defaulted	—	$—	1	$274

Allowance for Credit Losses - Unfunded Loan Commitments

In addition to the allowance for credit losses on loans, the Company maintains an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. Under CECL, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in Note 2. The allowance for credit losses for unfunded loan commitments of $10.0 million and $0.6 million at June 30, 2021 and December 31, 2020, respectively, is separately classified on the balance sheet within the line items "Other Liabilities". The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2021.

($ in thousands)	Total Allowance for Credit Losses - Unfunded Loan Commitments
Beginning balance at December 31, 2020	$582
Adjustment for implementation of CECL on January 1, 2021	7,504
Charge-offs	—
Recoveries	—
Provisions for credit losses on unfunded commitments	1,939
Ending balance at June 30, 2021	$10,025

Allowance for Credit Losses - Securities Held to Maturity
As previously discussed, the allowance for credit losses for securities held to maturity was immaterial at June 30, 2021.
Note 7 – Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2021 and December 31, 2020, and the carrying amount of unamortized intangible assets as of those same dates.

Index

	June 30, 2021		December 31, 2020
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$2,700	1,141	7,613	2,814
Core deposit intangibles	28,440	25,115	28,440	23,832
SBA servicing asset	11,291	5,202	9,976	4,188
Other	1,040	951	1,403	1,232
Total	$43,471	32,409	47,432	32,066
Unamortizable intangible assets:
Goodwill	$231,906		239,272
SBA servicing assets are recorded for the portions of SBA loans that the Company has sold but continues to service for a fee. Servicing assets are initially recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income as an offset to SBA servicing fees within the line item "Other service charges, commissions, and fees." As derived from the table above, the Company had a SBA servicing asset at June 30, 2021 with a remaining book value of $6,089,000. The Company recorded $1,315,000 and $704,000 in servicing assets associated with the guaranteed portion of SBA loans sold during the first six months of 2021 and 2020, respectively. During the first six months of 2021 and 2020, the Company recorded $1,014,000 and $1,416,000, respectively, in related amortization expense. Included in the amortization expense for the first six months of 2020 was an impairment charge of approximately $500,000 due to a decrease in the fair value of the asset resulting from deterioration in market conditions at March 31, 2020. At June 30, 2021 and December 31, 2020, the Company serviced for others SBA loans totaling $426.9 million and $395.4 million, respectively.
In the second quarter of 2021, the Company completed the sale of the operations and substantially all of the operating assets of its property and casualty insurance agency subsidiary, First Bank Insurance Services. In the transaction, intangible assets totaling $10.2 million were derecognized from the Company's balance sheet, including goodwill of $7.4 million and customer lists with a carrying value of $2.8 million.
Amortization expense of all other intangible assets, excluding the SBA servicing asset, totaled $845,000 and $978,000 for the three months ended June 30, 2021 and 2020, respectively, and $1,742,000 and $2,033,000 for the six months ended June 30, 2021 and 2020, respectively.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring on October 31st of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. In addition the 2020 annual impairment evaluation, due to the COVID-19 pandemic, the Company evaluated its goodwill for impairment at each of the first three quarter ends of 2020, with each evaluation indicating that there was no impairment. Due to improving economic conditions and increases in the Company's stock price and market capitalization at year end 2020 and throughout 2021, no triggering events were identified and therefore, the Company has not performed interim impairment evaluations since the third quarter of 2020.
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

Index
estimated useful lives of amortized intangible assets. income within the line item "Other service charges, commissions and fees" of the Consolidated Statements of Income.

($ in thousands)	Estimated Amortization Expense
July 1, 2021 to December 31, 2021	$1,337
2022	1,994
2023	1,037
2024	392
2025	213
Thereafter	—
Total	$4,973
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
The Company recorded periodic pension cost totaling $126,000 and $215,000 for the three months ended June 30, 2021 and 2020, respectively, and $317,000 and $431,000 for the six months ended June 30, 2021 and 2020. The following table contains the components of the pension cost.

	For the Three Months Ended June 30,
($ in thousands)	2021 Pension Plan	2020 Pension Plan	2021 SERP	2020 SERP	2021 Total Both Plans	2020 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	104	305	20	55	124	360
Expected return on plan assets	(203)	(325)	—	—	(203)	(325)
Amortization of net (gain)/loss	158	221	47	(41)	205	180
Net periodic pension cost	$59	201	67	14	126	215

	Six Months Ended June 30, 2021
($ in thousands)	2021 Pension Plan	2020 Pension Plan	2021 SERP	2020 SERP	2021 Total Both Plans	2020 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	410	613	59	110	469	723
Expected return on plan assets	(528)	(650)	—	—	(528)	(650)
Amortization of net (gain)/loss	368	440	8	(82)	376	358
Net periodic pension cost	$250	403	67	28	317	431

The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first six months of 2021 and does not expect to contribute to the Pension Plan in the remainder of 2021.
The Company’s funding policy with respect to the SERP is to fund the related benefits from the operating cash flow of the Company.

Index
Note 9 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	June 30, 2021	December 31, 2020
Unrealized gain (loss) on securities available for sale	$539	20,448
Deferred tax asset (liability)	(124)	(4,699)
Net unrealized gain (loss) on securities available for sale	415	15,749

Postretirement plans asset (liability)	(1,441)	(1,817)
Deferred tax asset (liability)	301	418
Net postretirement plans asset (liability)	(1,140)	(1,399)

Total accumulated other comprehensive income (loss)	$(725)	14,350
The following table discloses the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2021 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance at January 1, 2021	$15,749	(1,399)	14,350
Other comprehensive income (loss) before reclassifications	(15,334)	—	(15,334)
Amounts reclassified from accumulated other comprehensive income	—	259	259
Net current-period other comprehensive income (loss)	(15,334)	259	(15,075)

Ending balance at June 30, 2021	$415	(1,140)	(725)
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2021.

($ in thousands)
Description of Financial Instruments	Fair Value at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$67,872	—	67,872	—
Mortgage-backed securities	2,002,319	—	2,002,319	—
Corporate bonds	44,962	—	44,962	—
Total available for sale securities	$2,115,153	—	2,115,153	—

Presold mortgages in process of settlement	$13,762	13,762	—	—

Nonrecurring
Collateral-dependent loans	$13,963	—	—	13,963
Foreclosed real estate	378	—	—	378

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
Individually evaluated loans — Fair values for individually evaluated loans are measured on a non-recurring basis and are based on the underlying collateral values securing the loans, adjusted for estimated selling costs, or the net present value of the cash flows expected to be received for such loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is generally determined by third-party appraisers using an income or market valuation approach based on an appraisal conducted by an independent, licensed third party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3). Appraisals used in this analysis are generally obtained at least annually based on when the loans first became impaired, and thus the appraisals are not necessarily as of the period ends presented. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.
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
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

Index

($ in thousands)
Description	Fair Value at June 30, 2021	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$9,203	Appraised value	Discounts applied for estimated costs to sell	10%
Individually evaluated loans - cash flow dependent	4,760	PV of expected cash flows	Discount rates used in the calculation of the present value ("PV") of expected cash flows	4%-11% (6.12%)
Foreclosed real estate	378	Appraised value	Discounts for estimated costs to sell	10%

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)
Description	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans - valued at collateral value	$16,000	Appraised value	Discounts applied for estimated costs to sell	10%
Impaired loans - valued at PV of expected cash flows	6,142	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	4%-11% (6.21%)
Foreclosed real estate	1,484	Appraised value	Discounts for estimated costs to sell	10%

The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2021 and December 31, 2020 are as follows:

		June 30, 2021		December 31, 2020
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$83,851	83,851	93,724	93,724
Due from banks, interest-bearing	Level 1	391,375	391,375	273,566	273,566
Securities held to maturity	Level 2	291,728	292,774	167,551	170,734
SBA loans held for sale	Level 2	5,480	6,297	6,077	7,465
Total loans, net of allowance	Level 3	4,717,042	4,704,356	4,678,927	4,661,197
Accrued interest receivable	Level 1	20,357	20,357	20,272	20,272
Bank-owned life insurance	Level 1	108,209	108,209	106,974	106,974
SBA Servicing Asset	Level 3	6,089	7,066	5,788	6,569

Deposits	Level 2	7,171,358	7,172,244	6,273,596	6,275,329
Borrowings	Level 2	61,252	53,962	61,829	53,321
Accrued interest payable	Level 2	710	710	904	904

Commitments to extend credit	Level 3	—	10,025	—	461
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

Index
Note 11 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended		For the Six Months Ended
$ in thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Noninterest Income
In-scope of ASC 606:
Service charges on deposit accounts:	$2,824	2,289	5,557	5,626
Other service charges, commissions, and fees:
Interchange income	4,409	3,086	7,933	5,972
Other service charges and fees	2,087	1,538	4,085	2,721
Commissions from sales of insurance and financial products:
Insurance income	1,393	1,363	2,719	2,561
Wealth management income	1,073	727	1,937	1,597
SBA consulting fees	2,187	3,739	4,951	4,766
Noninterest income (in-scope of ASC 606)	13,973	12,742	27,182	23,243
Noninterest income (out-of-scope of ASC 606)	7,401	13,451	14,861	16,655
Total noninterest income	$21,374	26,193	42,043	39,898
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
Insurance income generally consists of commissions from the sale of insurance policies and performance-based commissions from insurance companies. The Company recognizes commission income from the sale of insurance policies when it acts as an agent between the insurance company and the policyholder. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. Performance-based commissions from insurance companies are recognized at a point in time as policies are sold. See Note 15 regarding the Company's sale of its insurance agency operations.

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
SBA consulting fees: The Company earns fees for its consulting services related to the origination of SBA loans. Fees are based on a percentage of the dollar amount of the originated loans and are recorded when the performance obligation has been satisfied. During 2020, the Company's SBA subsidiary assisted its third-party clients in the origination of PPP loans and charged and received fees for doing so. For several clients, the forgiveness piece of the PPP process, which will occur at a future time, was included in the up-front fees charged. Accordingly, the Company recorded deferred revenue in these cases, with a deferred revenue liability of $1.4 million at December 31, 2020. During the first six months of 2021, the Company realized approximately $1.0 million of this deferred revenue related to fulfilling a portion of the forgiveness services. At June 30, 2021, the remaining amount of deferred revenue was $0.4 million. These fees will be recorded as income in the period in which the services associated with the forgiveness process are rendered.
The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.
Note 12 – Leases
The Company enters into leases in the normal course of business. As of June 30, 2021, the Company leased seven branch offices for which the land and buildings are leased and eight branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from May 2021 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 19.1 years as of June 30, 2021. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.33% as of June 30, 2021.
Total operating lease expense was $1.3 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively. The right-of-use assets and lease liabilities were $16.4 million and $16.9 million as of June 30, 2021, respectively, and were $17.5 million and $17.9 million as of December 31, 2020, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2021 are as follows.

Index

($ in thousands)
July 1, 2021 to December 31, 2021	$1,028
2022	1,659
2023	1,592
2024	1,499
2025	1,318
Thereafter	18,380
Total undiscounted lease payments	25,476
Less effect of discounting	(8,583)
Present value of estimated lease payments (lease liability)	$16,893

Note 13 - Shareholders' Equity

Stock Repurchases

During the first six months of 2021, the Company repurchased approximately 106,744 shares of the Company's common stock at an average stock price of $37.81 per share, which totaled $4 million, under a $20 million repurchase authorization publicly announced in January 2021.

During the first six months of 2020, the Company repurchased approximately 680,695 shares of the Company's common stock at an average stock price of $32.96 per share, which totaled $22 million.
Note 14 - Borrowings
The following tables present information regarding the Company’s outstanding borrowings at June 30, 2021 and December 31, 2020 - dollars are in thousands:

Description	Due date	Call Feature	June 30, 2021	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$102	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	972	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	5,000	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	230	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	47	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	170	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	170	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	348	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	2.89% at 6/30/21 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.51% at 6/30/21 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.18% at 6/30/21 adjustable rate 3 month LIBOR + 2.00%
Total borrowings/ weighted average rate as of		June 30, 2021	$63,743	2.17%
Unamortized discount on acquired borrowings			(2,491)
Total borrowings			$61,252

Index

Description	Due date	Call Feature	December 31, 2020	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	124	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	991	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	5,500	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	235	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	49	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	174	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	174	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	355	0.50% fixed
Other Borrowing	4/7/2022	None	103	1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	2.91% at 12/31/2020 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.61% at 12/31/2020 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.24% at 12/31/2020 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2020			$64,409	2.22%
Unamortized discount on acquired borrowings			(2,580)
Total borrowings			$61,829

Note 15 - Disposition

On June 30, 2021, the Company completed the sale of the operations and substantially all of the operating assets of its property and casualty insurance agency subsidiary, First Bank Insurance Services, to Bankers Insurance, LLC for an initial purchase price valued at $13.0 million and a future earn-out payment of up to $1.0 million. The Company recorded a gain of $1.7 million related to the sale. Approximately $10.2 million of intangible assets were derecognized from the Company's balance sheet as a result of this transaction, including $7.4 million in goodwill and $2.8 million in other intangibles. At June 30, 2021 the $13.0 million purchase price was recorded as a receivable within "Other assets" on the consolidated balance sheet. Of that receivable amount, on July 1, 2021 the Company received $11.9 million in cash and one share of Bankers Insurance, LLC with a value of $0.6 million. The remaining $0.5 million in cash is due to be received in the fourth quarter of 2021. Effective with the close of the sale on June 30, 2021, Bankers Insurance, LLC assumed $555,000 in cash that was held at First Bank Insurance Services, which is reflected as cash paid related to the sale in the Consolidated Statement of Cash Flows for the six month period ended June 30, 2021.

Note 16 - Pending Acquisition

On June 1, 2021, the Company announced the signing of a definitive merger agreement to acquire Select Bancorp, Inc. (“Select”), the parent company of Select Bank and Trust Company ("Select Bank"), in an all-stock transaction with a total value of approximately $314.3 million, or $18.10 per share, based on the Company’s closing stock price on May 28, 2021. Subject to the terms of the merger agreement, Select shareholders will receive 0.408 shares of First Bancorp's common stock for each share of Select common stock.

Select Bank currently operates 22 banking locations in North Carolina, South Carolina, and Virginia. Select reported assets of $1.8 billion, gross loans of $1.3 billion and deposits of $1.6 billion as of March 31, 2021. The acquisition would increase the Company's market share in several existing markets, including the Triad, Triangle and Charlotte markets of North Carolina, as well as provide entry into several new markets, including Dunn, Goldsboro and Elizabeth City, North Carolina.

Index
The merger agreement was unanimously approved by the boards of directors of each company. The transaction is expected to close in the fourth quarter of 2021 and is subject to customary conditions, including regulatory approvals and approval by both the Company's and Select’s shareholders.

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
The primary identifiable intangible asset we typically record in connection with a whole bank or bank branch acquisition is the value of the core deposit intangible, whereas when we acquire an insurance agency or a consulting firm, as we did in 2016 and 2017, the primary identifiable intangible asset is the value of the acquired customer list. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. We typically engage a third party consultant to assist in each analysis. For the whole bank and bank branch transactions recorded to date, the core deposit intangibles have generally been estimated to have a life ranging from seven to ten years, with an accelerated rate of amortization. For insurance agency acquisitions, the identifiable intangible assets related to the customer lists were determined to have a life of ten to fifteen years, with amortization occurring on a straight-line basis (as discussed in Notes 7 and 15 to the consolidated financial statements, we sold the operations of our insurance agency on June 30, 2021 and derecognized the carrying amounts of the related intangible assets). For SBA Complete, the consulting firm we acquired in 2016, the identifiable intangible asset related to the customer list was determined to have a life of approximately seven years, with amortization occurring on a straight-line basis.

Index
At June 30, 2021, we had two reporting units – 1) First Bank with $227.6 million in goodwill, and 2) SBA activities, including SBA Complete and our SBA Lending Division, with $4.3 million in goodwill. If the carrying value of a reporting unit were ever to exceed its fair value, we would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.
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

Recent Developments: COVID-19
The impact of the COVID-19 pandemic has lessened in 2021, as vaccinations have significantly reduced COVID-19 cases in our market area and the economy has made steady progress in its recovery. Most of our employees that had worked remotely during the pandemic returned to work in the office in June 2021. After experiencing lower loan demand during the pandemic period from March 2020 to March 2021 (excluding PPP loans), we experienced high growth in the second quarter of 2021, with non-PPP loans increasing by a total $244 million, which represents annualized loan growth of 22.3%. The high deposit growth that we experienced beginning at the onset of the pandemic continued during the first two quarters of 2021, with total deposits increasing $460 million in the first quarter of 2021 and another $438 million in the second quarter of 2021, with both increases representing annualized growth in excess of 25%. The high deposit growth was likely due to a combination of stimulus funds, changes in customer behaviors during the pandemic, and a flight to quality to FDIC-insured banks, as well as our ongoing deposit growth initiatives. Low interest rates have also resulted in high levels of mortgage loan refinancings, which increased our mortgage loan sales income, but reduced our level of mortgage loans outstanding. Thus far our asset quality ratios have remained favorable, with continued low levels of nonperforming assets and low loan charge-offs. Recently, there has been an emergence of new, more virulent strains of COVID-19 that are now spreading at higher transmission rates than prior strains. We are uncertain what impact this will have on the Company and its market areas.

Also see Note 1 to the Consolidated Financial Statements for additional information.

FINANCIAL OVERVIEW

Net income amounted to $29.3 million, or $1.03 per diluted common share, for the three months ended June 30, 2021, an increase of 83.9% on a per share basis, compared to $16.4 million, or $0.56 per diluted common share, recorded in the second quarter of 2020. For the six months ended June 30, 2021, net income amounted to $57.5 million, or $2.02 per diluted common share, compared to $34.5 million, or $1.18 per diluted common share, for the six months ended June 30, 2020, an increase of 71.2%. The higher earnings for both periods in 2021 were primarily driven by lower credit costs compared to 2020.

Net Interest Income and Net Interest Margin

Net interest income for the second quarter of 2021 was $58.8 million, an 11.7% increase from the $52.6 million recorded in the second quarter of 2020. Net interest income for the first six months of 2021 was $114.0 million, a

Index
6.2% increase from the $107.4 million recorded in the comparable period of 2020. The increases in net interest income were primarily due to higher levels of interest-earning assets, the recognition of PPP loan fees, and higher discount accretion, the effects of which were partially offset by lower net interest margins. See additional discussion below.

Our net interest margin (a non-GAAP measure calculated by dividing tax-equivalent net interest income by average earning assets) for the second quarter of 2021 was 3.22%, which was 27 basis points lower than the 3.49% realized in the second quarter of 2020. For the six months ended June 30, 2021, our net interest margin was 3.24% compared to 3.71% for the same period of 2020. The declines in 2021 were primarily due to the impact of lower interest rates and the lower incremental reinvestment rates realized from funds provided by high deposit growth.

Allowance for Credit Losses, Provisions for Loan Losses and Unfunded Commitments, and Asset Quality

On January 1, 2021, the Company adopted CECL, which resulted in an adoption-date increase of $14.6 million in our allowance for loan losses and an increase of $7.5 million in our allowance for unfunded commitments. The tax-effected impact of those two items amounted to $17.1 million and was recorded as an adjustment to our retained earnings as of January 1, 2021.

We recorded no provision for loan losses for the three or six months ended June 30, 2021 compared to $19.3 million and $24.9 million in the comparable periods of 2020. The high provisions in 2020 were primarily related to estimated incurred losses associated with the pandemic that was emerging at the time. Under the CECL methodology for providing for loan losses, we determined that no provisions for loan losses were required during the first six months of 2021. See additional discussion below in the section "Allowance for Credit Losses and Provision for Credit Losses."

During the second quarter of 2021, using the CECL methodology, we recorded a $1.9 million in provision for unfunded commitments. The provision was recorded primarily due to an increase in construction and land development loan commitments during the second quarter of 2021 that had not been funded as of quarter end. Our allowance for unfunded commitments at June 30, 2021 amounted to $10.0 million and is recorded within the line item "Other liabilities".

Annualized net loan charge-offs to average loans amounted to 0.07% and 0.08% for the three and six months ended June 30, 2021 compared to 0.12% and 0.17% for the same periods of 2020, respectively.

Total nonperforming assets amounted to $42 million at June 30, 2021, or 0.51% of total assets, compared to $50 million, or 0.65% of total assets, at December 31, 2020. During the second quarter of 2021, we sold a nonaccrual relationship totaling $5.6 million that was primarily responsible for the decline in nonaccrual loans during the period.

Noninterest Income

Total noninterest income for the second quarter of 2021 was $21.4 million, an 18.4% decrease from the $26.2 million recorded for the second quarter of 2020, with the 2021 decrease being primarily due to the absence of securities gains compared to $8.0 million recorded in the second quarter of 2020. The 2021 decrease was partially offset by higher bankcard fees and other gains (losses) of $1.5 million, which is primarily due to the gain recognized on the sale of the operating assets of First Bank Insurance Services in June 2021. For the six months ended June 30, 2021 and 2020, total noninterest income was $42.0 million and $39.9 million, respectively. The increase in noninterest income in 2021 was primarily due to higher bankcard fees, the gain from the First Bank Insurance Sale, higher presold mortgage fees as a result of high mortgage loan activity, and increased SBA loan sale gains. See additional discussion below.

Noninterest Expenses

Noninterest expenses amounted to $41.0 million and $38.9 million in the second quarters of 2021 and 2020, respectively, and $81.1 million and $79.0 million for the first six months of 2021 and 2020, respectively. The 2021 periods include noninterest expenses related to the Company's business financing subsidiary, which was acquired on September 1, 2020 and has a current annual expense base of approximately $1.4 million. See additional discussion below.

Index

Income Taxes

Our effective tax rate was 21.3% and 20.7% for the three months ended June 30, 2021 and 2020, respectively, and 21.3% and 20.5% for the six months ended June 30, 2021 and 2020, respectively. The 2021 increases were due to higher proportions of fully-taxable income.

Balance Sheet and Capital

Total assets at June 30, 2021 amounted to $8.2 billion, a 12.5% increase from December 31, 2020. The growth was driven by an increase in deposits.

Loan growth for the first six months of 2021, exclusive of $86 million of net PPP loan decreases related to forgiveness, amounted to $136 million, an annualized growth rate of 6.1%. Total loans amounted to $4.8 billion at June 30, 2021, an increase of $51 million, or 1.1% from December 31, 2020. Excluding PPP loans, our level of outstanding loans has been impacted by high mortgage loan refinancing activity, commercial loan payoffs, and until the second quarter of 2021, lower demand resulting from the pandemic.

Deposit growth during the first six months of 2021 totaled $898 million, an annualized growth rate of 28.9%. Total deposits amounted to $7.2 billion at June 30, 2021, compared to of $6.3 billion at December 31, 2020. We believe the high deposit growth was likely due to a combination of stimulus funds, changes in customer behaviors during the pandemic, and a flight to quality to FDIC-insured banks, as well as our ongoing deposit growth initiatives.

We remain well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio at June 30, 2021 of 15.05%, a decrease from the 15.37% reported at December 31, 2020.

Other Business Matters

On June 1, 2021, we announced that we have reached an agreement to acquire Select Bancorp, Inc., headquartered in Dunn, North Carolina, which currently operates 22 branches and has $1.8 billion in assets. This transaction is subject to regulatory and shareholder approval by both companies, and is expected to be completed during the fourth quarter of 2021. The acquisition would increase the Company's market share in several existing markets, including the Triad, Triangle and Charlotte markets of North Carolina, as well as provide entry into several new markets, including Dunn, Goldsboro and Elizabeth City, North Carolina.

On June 30, 2021, we completed the sale of the operations and substantially all of the operating assets of our property and casualty insurance agency subsidiary, First Bank Insurance Services, to Bankers Insurance, LLC for an initial purchase price valued at $13.0 million and a future earn-out payment of up to $1.0 million. We recorded a gain of $1.7 million related to the sale. Approximately $10.2 million of intangible assets were derecognized from our balance sheet as a result of this transaction, including $7.4 million in goodwill and $2.8 million in other intangibles.
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
Net interest income for the second quarter of 2021 was $58.8 million, an increase of $6.2 million, or 11.7%, from the $52.6 million recorded in the second quarter of 2020. Net interest income on a tax-equivalent basis for the three month period ended June 30, 2021 amounted to $59.3 million, an increase of $6.3 million, or 11.9%, from the $53.0 million recorded in the second quarter of 2020.
Net interest income for the first six months of 2021 was $114.0 million, an increase of $6.6 million, or 6.2%, from the $107.4 million recorded in the comparable period of 2020. Net interest income on a tax-equivalent basis for the six

Index
month period ended June 30, 2021 amounted to $115.0 million, an increase of $7.0 million, or 6.4%, from the $108.0 million recorded in the first six months of 2020.

($ in thousands)	Three Months Ended June 30		Six Months Ended June 30,
	2021	2020	2021	2020
Net interest income, as reported	$58,759	52,624	$113,997	107,383
Tax-equivalent adjustment	517	330	959	664
Net interest income, tax-equivalent	$59,276	52,954	$114,956	108,047

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).
For the three and six months ended June 30, 2021, the higher net interest income were primarily due to higher levels of interest-earning assets, the recognition of PPP loan fees, and higher discount accretion, the effects of which were partially offset by lower net interest margins
The following table presents an analysis of net interest income.

Index

	For the Three Months Ended June 30,
	2021			2020
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$4,679,119	4.48%	$52,295	$4,738,702	4.41%	$51,964
Taxable securities	2,157,475	1.45%	7,789	770,441	2.49%	4,771
Non-taxable securities	131,692	1.45%	474	17,795	2.64%	117
Short-term investments, primarily interest-bearing cash	418,321	0.56%	581	575,074	0.55%	788
Total interest-earning assets	7,386,607	3.32%	61,139	6,102,012	3.80%	57,640

Cash and due from banks	85,742			88,727
Premises and equipment	123,172			114,911
Other assets	370,260			422,112
Total assets	$7,965,781			$6,727,762

Liabilities
Interest bearing checking	$1,278,969	0.07%	$225	$972,580	0.11%	$267
Money market deposits	1,776,344	0.18%	799	1,294,462	0.29%	920
Savings deposits	582,081	0.08%	112	454,791	0.13%	147
Time deposits >$100,000	526,706	0.52%	681	632,319	1.48%	2,324
Other time deposits	218,463	0.33%	182	242,754	0.69%	416
Total interest-bearing deposits	4,382,563	0.18%	1,999	3,596,906	0.46%	4,074
Borrowings	61,312	2.49%	381	288,997	1.31%	942
Total interest-bearing liabilities	4,443,875	0.21%	2,380	3,885,903	0.52%	5,016

Noninterest bearing checking	2,568,960			1,905,449
Other liabilities	58,968			64,915
Shareholders’ equity	893,978			871,495
Total liabilities and shareholders’ equity	$7,965,781			$6,727,762

Net yield on interest-earning assets and net interest income		3.19%	$58,759		3.47%	$52,624
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.22%	$59,276		3.49%	$52,954

Interest rate spread		3.11%			3.28%

Average prime rate		3.25%			3.25%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization (including deferred PPP fees), in the amounts of $2,180, and $1,233 for the three months ended June 30, 2021 and 2020, respectively.
(2) Includes accretion of discount on acquired and SBA loans of $3,631 and $1,393 for the three months ended June 30, 2021 and 2020, respectively.
(3)   Includes tax-equivalent adjustments of $517 and $330 in 2021 and 2020, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Six Months Ended June 30,
	2021			2020
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,681,604	4.45%	$103,368	$4,625,798	4.66%	$107,261
Taxable securities	1,906,549	1.45%	13,702	802,485	2.57%	10,245
Non-taxable securities	99,622	1.62%	797	19,757	2.86%	281
Short-term investments, primarily interest-bearing cash	456,066	0.57%	1,281	400,934	0.95%	1,886
Total interest-earning assets	7,143,841	3.36%	$119,148	5,848,974	4.11%	119,673

Cash and due from banks	83,486			75,984
Premises and equipment	122,485			114,624
Other assets	373,472			416,009
Total assets	$7,723,284			$6,455,591

Liabilities
Interest bearing checking	$1,241,662	0.08%	$491	$935,792	0.14%	$674
Money market deposits	1,713,714	0.20%	1,717	1,248,796	0.42%	2,602
Savings deposits	560,550	0.09%	242	440,508	0.19%	416
Time deposits >$100,000	540,865	0.57%	1,539	638,216	1.65%	5,247
Other time deposits	221,239	0.36%	398	246,807	0.74%	908
Total interest-bearing deposits	4,278,030	0.21%	4,387	3,510,119	0.56%	9,847
Borrowings	61,356	2.51%	764	302,566	1.62%	2,443
Total interest-bearing liabilities	4,339,386	0.24%	5,151	3,812,685	0.65%	12,290

Noninterest bearing checking	2,436,138			1,716,212
Other liabilities	57,895			61,570
Shareholders’ equity	889,865			865,124
Total liabilities and shareholders’ equity	$7,723,284			$6,455,591

Net yield on interest-earning assets and net interest income		3.22%	$113,997		3.69%	$107,383
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		3.24%	$114,956		3.71%	$108,047

Interest rate spread		3.12%			3.46%

Average prime rate		3.25%			3.84%
(1)    Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization (including deferred PPP fees), in the amounts of $5,575 and $1,578 for the six months ended June 30, 2021 and 2020, respectively.
(2) Includes accretion of discount on acquired and SBA loans of $4,972 and $3,234 for the six months ended June 30, 2021 and 2020, respectively.
(3)   Includes tax-equivalent adjustments of $959 and $664 in 2021 and 2020, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.
Average loans outstanding for the second quarter of 2021 were $4.679 billion, which was $60 million, or 1.3%, lower than the average loans outstanding for the second quarter of 2020 ($4.739 billion). Excluding PPP loan balances, our level of outstanding loans trended downward from the onset of the pandemic in March 2020 through March 2021, due to the negative impact of high mortgage loan refinancing activity, commercial loan payoffs, and soft demand arising from the pandemic. As discussed below, we experienced strong loan growth in the second quarter of 2021.

Index
Average loans outstanding for the six months ended June 30, 2021 were $4.682 billion, which was $56 million, or 1.2%, higher than the average loans outstanding for the comparable period of 2020 ($4.626 billion). The higher amount of average loans outstanding in 2021 was primarily due to the origination of PPP loans since March 31, 2020. The average balance of PPP loans outstanding for the six months ended June 30, 2021 and 2020 were $219 million and $89 million, respectively.
As derived from the tables above, our average balance of total securities grew by $1.501 billion, or 190.4%, when comparing the second quarter of 2021 to the second quarter of 2020, and $1.184 billion, or 144.0% when comparing the first six months of 2021 to the first six months of 2020. These increases were due to higher levels of investment purchases arising from the cash provided by the high deposit growth experienced in recent periods, as discussed in the following paragraph.
Average total deposits outstanding for the second quarter of 2021 were $6.952 billion, which was $1.450 billion, or 26.4%, higher than the average deposits outstanding for the second quarter of 2020 ($5.502 billion). Average total deposits outstanding for the first six months of 2021 were $6.714 billion, which was $1.488 billion, or 28.5%, higher than the average deposits outstanding for the first six months of 2020 ($5.226 billion). The majority of the growth has occurred in our transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts). We believe the high deposit growth was likely due to a combination of stimulus funds, changes in customer behaviors during the pandemic, and a flight to quality to FDIC-insured banks, as well as our ongoing deposit growth initiatives.
We also utilized funds provided by our high deposit growth to pay down a substantial portion of our borrowings since the prior year. Average borrowings decreased $228 million, or 78.8%, when comparing the second quarter of 2021 to the second quarter of 2020, and $241 million, or 79.7%, when comparing the first six months of 2021 to the first six months of 2020.
The net result of the balance sheet growth discussed above was that our average interest-earning assets for the three and six months ended June 30, 2021 were 21.1% and 22.1% higher than for the comparable periods in 2020, respectively. As it relates to the net interest income we recorded, the impact from the higher average interest-earning assets more than offset the impact of the decline in our net interest margin, which is discussed below.
See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (a non-GAAP measure calculated by dividing tax-equivalent net interest income by average earning assets) for the second quarter of 2021 was 3.22%, which was 27 basis points lower than the 3.49% realized in the second quarter of 2020. For the six months ended June 30, 2021, our net interest margin was 3.24% compared to 3.71% for the same period of 2020. The declines in 2021 were primarily due to the impact of lower interest rates and the lower incremental reinvestment rates realized from funds provided by high deposit growth.

From August 2019 to March 2020, the Federal Reserve cut interest rates by 225 basis points, which played a significant role in our asset yields declining by more than our cost of funds since those interest rate cuts. In comparing the first six months of 2021 to the first six months of 2020, our yield on interest-earning assets declined by 75 basis points compared to a 41 basis point decline in the cost of our interest-bearing liabilities. See additional discussion in Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Another factor negatively impacting our net interest margin has been our high deposit growth, which, due to lower loan growth, has resulted in a higher percentage of our earning assets being comprised of short-term investments and securities, each of which generally yield less than loans. Average short-term investments and securities comprised 35% of average interest-earning assets for the first six months of 2021 compared to 21% in the first six months of 2020.

In the first six months of 2021, we processed $198 million in PPP loan forgiveness payments related to 2020 originations and also originated approximately $112 million in new PPP loans, which resulted in a remaining balance of total PPP loans of $156 million at June 30, 2021. Including accelerated amortization of deferred PPP loan fees, we recorded a total of $2.7 million and $5.7 million in PPP fee-related interest income during the three and six months ended June 30, 2021, respectively, compared to $1.3 million in fees recorded in the second quarter of 2020, with no such fees recorded in the first quarter of 2020. When these fees are combined with the note rate of 1.00%, the total yield on PPP loans was 6.35% for the second quarter of 2021 and 6.25% for the first half of 2021

Index
compared to 3.97% for each of the three and six month periods ended June 30, 2020. At June 30, 2021, we have $6.2 million in remaining deferred PPP loan fees, of which $0.9 million relates to 2020 originations and $5.3 million relates to 2021 originations.

We recorded loan discount accretion of $3.6 million in the second quarter of 2021, compared to $1.4 million in the second quarter of 2020. For the six months ended June 30, 2021 and 2020, loan discount accretion amounted to $5.0 million and $3.2 million, respectively. In the second quarter of 2021, we accreted approximately $2.3 million of remaining discount accretion on five former failed-bank loans that paid off during the quarter. Loan discount accretion had a 20 basis point impact on the net interest margin in the second quarter of 2021 compared to a 9 basis point impact in the second quarter of 2020. For the first six months of 2021 and 2020, loan discount accretion had a 14 basis point impact and a 11 basis point impact, respectively, on the net interest margin.
See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded no provision for loan losses for the three or six months ended June 30, 2021 compared to $19.3 million and $24.9 million in the comparable periods of 2020. The higher provisions in 2020 were primarily related to estimated incurred losses associated with the pandemic that was emerging at the time. Under the CECL methodology for providing for loan losses, we determined that no provisions for loan losses were required during the first six months of 2021. See additional discussion below in the section "Allowance for Credit Losses and Provision for Credit Losses."

During the second quarter of 2021, using the CECL methodology, we recorded a $1.9 million in provision for unfunded commitments. The provision was recorded primarily due to an increase in construction and land development loan commitments during the second quarter of 2021 that had not been funded as of quarter end. Our allowance for unfunded commitments at June 30, 2021 amounted to $10.0 million and is recorded within the line item "Other liabilities".

Total noninterest income for the second quarter of 2021 was $21.4 million, an 18.4% decrease from the $26.2 million recorded for the second quarter of 2020, with the 2021 decrease being due to the absence of securities gains compared to $8.0 million recorded in the second quarter of 2020. For the six months ended June 30, 2021 and 2020, total noninterest income was $42.0 million and $39.9 million, respectively. The increases in noninterest income in 2021 were primarily due to bankcard fees, fees earned as a result of high mortgage loan activity, SBA consulting fees related to client assistance with PPP originations, and increased SBA loan sale gains.

Service charges on deposit accounts amounted to $2.8 million for the second quarter of 2021, a 23.4% increase over the $2.3 million for the second quarter of 2020, with the second quarter of 2020 having declined significantly from historical levels at the onset of the pandemic. For each of the six months ended June 30, 2021 and 2020, service charges on deposit accounts amounted to $5.6 million.

Other service charges, commissions and fees amounted to $6.5 million for the second quarter of 2021, an increase of 40.5% from the $4.6 million for the second quarter of 2020. For the six months ended June 30, 2021 and 2020, other service charges, commissions and fees amounted to $12.0 million and $8.7 million, respectively. The increase was primarily due to increases of $1.5 million and $2.3 million in bankcard revenue for the three and six months ended June 30, 2021 compared to the same periods in 2020, respectively. Also affecting comparability is that a $0.5 million charge related to impairment of the Company's SBA servicing asset was recorded in the first quarter of 2020 due to market conditions that existed at the time.

Fees from presold mortgages amounted to $2.3 million for the second quarter of 2021, a decrease of 24.7%, compared to $3.0 million in the second quarter of 2020. For the first six months of 2021 and 2020, fees from presold mortgages amounted to $6.8 million and $4.9 million, respectively. Mortgage loan volumes increased significantly beginning in the second quarter of 2020 at the onset of the pandemic primarily due to declines in interest rates. In the second quarter of 2021, mortgage loan volumes declined due to increases in mortgage interest rates.
Commissions from sales of insurance and financial products amounted to approximately $2.5 million and $2.1 million for the second quarters of 2021 and 2020, respectively, and $4.7 million and $4.2 million for the first six months of 2021 and 2020, respectively. This line item includes commissions earned from our wealth management division and commissions earned from the sales of property and casualty insurance by First Bank Insurance Services. The increases in 2021 were primarily due to higher commissions from our wealth management division

Index
due to increases in investment assets under management. In the second quarter of 2021, we completed the sale of the operations and substantially all of the operating assets of First Bank Insurance Services to Bankers Insurance, LLC. Commissions earned by First Bank Insurance Services amounted to $1.4 million and $2.7 million for the three and six months ended June 30, 2021 and $5.4 million for calendar year 2020. In the future, we are eligible to receive referral fees from Bankers Insurance, but expect the portion of this line item related to First Bank Insurance Services to be minimal for the near future. Our wealth management division was not included in, and is not impacted, by the sale.

SBA consulting fees amounted to $2.2 million for the second quarter of 2021, a decrease of 41.5%, compared to $3.7 million for the second quarter of 2020. In the second quarter of 2020, the Company's SBA subsidiary, SBA Complete, earned significant fees related to assisting client banks with PPP loan originations, with a lower level of such assistance provided in the second quarter of 2021. For the six months ended June 30, 2021 and 2020, SBA consulting fees amounted to $5.0 million and $4.8 million, respectively. Including origination fees, on-going servicing fees and fees associated with forgiveness services, SBA Complete's PPP fees amounted to $0.8 million in the second quarter of 2021 compared to $3.0 million for the second quarter of 2020, and $2.4 million for the first half of 2021 compared to $3.0 million for the first half of 2020. At June 30, 2021, SBA Complete had $0.4 million in remaining deferred PPP revenue that will be recorded as income upon completing the forgiveness process for its client banks.

SBA loan sale gains amounted to $3.0 million for the second quarter of 2021 compared to $2.0 million in the second quarter of 2020. For the first six months of 2021 and 2020, SBA loan sale gains amounted to $5.3 million and $2.6 million, respectively. The first quarter of 2020 was significantly impacted by temporary pandemic-related market conditions. The periods in 2021 were favorably impacted by the SBA increasing the marketable, guaranteed percentage on most loans from 75% to 90% as part of the economic relief package.

During the second quarter of 2020, we sold approximately $220 million in securities at a gain of $8.0 million, whereas there were no securities sales in 2021.

Other gains (losses) amounted to a gain of $1.5 million in the second quarter of 2021, primarily due to a $1.7 million gain related to the aforementioned sale of the operations and substantially all of the assets of First Bank Insurance Services.

Noninterest expenses amounted to $41.0 million and $38.9 million in the second quarters of 2021 and 2020, respectively, and $81.1 million and $79.0 million for the first six months of 2021 and 2020, respectively. The 2021 periods include noninterest expenses related to the Company's business financing subsidiary, which was acquired on September 1, 2020 and has a current annual expense base of approximately $1.4 million. As previously discussed, we sold the operations of First Bank Insurance Services during the second quarter of 2021, which had annual noninterest expenses of approximately $4.7 million.
Personnel expense, which includes salaries expense and employee benefit expense, increased 3.4% to $25.3 million in the second quarter of 2021 from $24.5 million in the second quarter of 2020. For the six months ended June 30, 2021 and 2020, personnel expense amounted to $50.0 million and $49.1 million, respectively, an increase of 1.8%.
The combined amount of occupancy and equipment expense did not vary significantly among the periods presented, amounting to $3.7 million for each of the three month periods ending June 30, 2021 and 2020, and $7.7 million and $7.8 million for the six month periods ending June 30, 2021 and 2020, respectively.
Merger expenses amounted to $0.4 million for the three and six months ended June 30, 2021, compared to none in 2020. As discussed previously at Note 16 to the Consolidated Financial Statements, on June 1, 2021, the Company announced an acquisition agreement with Select Bancorp, Inc.
Intangibles amortization expense decreased from $1.0 million in the second quarter of 2020 to $0.8 million in the second quarter of 2021, and decreased from $2.0 million in the first six months of 2020 to $1.7 million in the first six months of 2021. The declines were primarily a result of the amortization of intangible assets associated with acquisitions that typically have amortization schedules that decline over time.
Other operating expenses amounted to $10.9 million for the second quarter of 2021 compared to $9.7 million in the second quarter of 2020, an increase of 12.6%, and $21.3 million in the first six months of 2021 compared to $20.0

Index
million in the first six months of 2020, an increase of 7.5%. The increases in 2021 were primarily a result of higher bankcard and technology expenses.
For the three months ended June 30, 2021 and 2020, the provision for income taxes was $7.9 million, an effective tax rate of 21.3%, and $4.3 million, an effective tax rate of 20.7%, respectively. For the six months ended June 30, 2021 and 2020, the provision for income taxes was $15.6 million, an effective tax rate of 21.3%, and $8.9 million, an effective tax rate of 20.5%, respectively. The increase in the effective tax rate in 2021 was primarily due to a higher proportion of fully-taxable income.
The consolidated statements of comprehensive income reflect other comprehensive income of $3.5 million during the second quarter of 2021 compared to other comprehensive loss of $3.9 million during the second quarter of 2020. For the first six months of 2021, the consolidated statements of comprehensive income reflect other comprehensive loss of $15.1 million compared to other comprehensive income of $12.2 million for the comparable period of 2020. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. The variances in unrealized gains/losses for the periods presented were consistent with the changes in market interest rates. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.
FINANCIAL CONDITION
Total assets at June 30, 2021 amounted to $8.2 billion, a 12.5% increase from December 31, 2020. Total loans at June 30, 2021 amounted to $4.8 billion, a 1.1% increase from December 31, 2020, and total deposits amounted to $7.2 billion, a 14.3% increase from December 31, 2020.
The following table presents information regarding the nature of changes in our levels of loans and deposits for the first six months of 2021.

$ in thousands
January 1, 2021 to June 30, 2021	Balance at beginning of period	Internal Growth, net	Growth from Acquisitions	Balance at end of period	Total percentage growth
Total loans	$4,731,315	50,749	—	4,782,064	1.1%

Deposits – Noninterest bearing checking	2,210,012	441,131	—	2,651,143	20.0%
Deposits – Interest bearing checking	1,172,022	206,843	—	1,378,865	17.6%
Deposits – Money market	1,581,364	239,111	—	1,820,475	15.1%
Deposits – Savings	519,266	74,363	—	593,629	14.3%
Deposits – Brokered	20,222	(10,752)	—	9,470	(53.2)%
Deposits – Internet time	249	(249)	—	—	(100.0)%
Deposits – Time>$100,000	543,894	(42,642)	—	501,252	(7.8)%
Deposits – Time<$100,000	226,567	(10,043)	—	216,524	(4.4)%
Total deposits	$6,273,596	897,762	—	7,171,358	14.3%
As derived from the table above, for the first six months of 2021, loans increased $50.7 million, or 1.1%. Loan growth for the period, excluding PPP loans, was $136 million, or 6.1% annualized. Our level of outstanding loans has been negatively impacted by high mortgage loan refinancing activity, commercial loan payoffs, and the generally soft demand during the pandemic through March 2021. However, in the second quarter of 2021, we experienced strong, non-PPP, loan growth of $244 million, an annualized growth rate of 22.3%. We believe the growth was as a result of our local economies recovering from the pandemic, as well as our increased willingness to meet competitor loan terms, including interest rate and loan structure.
PPP loans amounted to $156 million and $241 million at June 30, 2021 and December 31, 2020, respectively, with $112 million in new PPP loans originated in 2021, that was offset by $198 million in PPP forgiveness payments received in 2021.

Index
The mix of our loan portfolio remains substantially the same at June 30, 2021 compared to December 31, 2020. Also, the majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan. Note 6 to the consolidated financial statements presents additional detailed information regarding our mix of loans.
After experiencing 27.2% deposit growth for calendar year 2020, we have continued to experience high growth during 2021. For the six month period ended June 30, 2021, total deposits increased by $898 million, or 14.3% (28.9% annualized). Deposit growth in our transaction accounts (checking, money market and savings), was especially strong, ranging from 14-20% growth for the six month period. We believe this high deposit growth has likely been due to a combination of stimulus funds, changes in customer behaviors during the pandemic, and a flight to quality to FDIC-insured banks, as well as our ongoing deposit growth initiatives. We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.
Due primarily to our deposit growth exceeding our loan growth, our liquidity levels have increased. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 31.4% at December 31, 2020 to 39.9% at June 30, 2021.
Nonperforming Assets
Nonperforming assets include nonaccrual loans, TDRs, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended June 30, 2021	As of/for the quarter ended December 31, 2020
Nonperforming assets
Nonaccrual loans	$32,993	35,076
TDRs – accruing	8,026	9,497
Accruing loans >90 days past due	—	—
Total nonperforming loans	41,019	44,573
Foreclosed real estate	826	2,424
Total nonperforming assets	$41,845	46,997

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.07%	0.07%
Nonperforming loans to total loans	0.86%	0.94%
Nonperforming assets to total assets	0.51%	0.64%
Allowance for loan losses to total loans	1.36%	1.11%
Allowance for loan losses to nonperforming loans	158.52%	117.53%

As shown in the table above, nonperforming assets decreased from December 31, 2020 to June 30, 2021, which was primarily driven by the sale of one nonaccrual relationship amounting to $5.6 million. Due primarily to the continued impact of government stimulus and relief programs, the nonperforming asset level at June 30, 2021 may not reflect the full impact of COVID-19.
We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.
At June 30, 2021, total nonaccrual loans amounted to $33.0 million, compared to $35.1 million at December 31, 2021. As noted above, the decrease was primarily driven by the sale of one borrower relationship.

Index
The following is the composition, by loan type, of all of our nonaccrual loans at each period end.

($ in thousands)	At June 30, 2021	At December 31, 2020
Commercial, financial, and agricultural	$9,476	9,681
Real estate – construction, land development, and other land loans	393	643
Real estate – mortgage – residential (1-4 family) first mortgages	5,765	6,048
Real estate – mortgage – home equity loans/lines of credit	1,345	1,333
Real estate – mortgage – commercial and other	15,886	17,191
Consumer loans	128	180
Total nonaccrual loans	$32,993	35,076
In the table above, nonaccrual loans arising from our SBA division totaled $17.3 million and $18.4 million at June 30, 2021 and December 31, 2020, respectively. The unguaranteed portions of those SBA loans totaled $11.8 million and $12.1 million as of the same periods, respectively. As of June 30, 2021, SBA loans accounted for approximately $9.1 million of our nonaccrual loans in the "Commercial, financial and agricultural” category and $8.2 million of our nonaccrual loans in the "Real estate - mortgage - commercial and other" category. As of December 31, 2020, SBA loans accounted for approximately $9.3 million of our nonaccrual loans in the "Commercial, financial and agricultural” category and $9.1 million of our nonaccrual loans in the "Real estate - mortgage - commercial and other" category. Our SBA loans have been the category of loans most impacted by the effects of the pandemic.
TDRs are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At June 30, 2021, total accruing TDRs amounted to $8.0 million, compared to $9.5 million at December 31, 2020, with the decrease being attributed to several TDRs paying off during the period. COVID-19 related deferrals, which amounted to $2.1 million at June 30, 2021, are excluded from TDR consideration at June 30, 2021.
The following table presents geographic information regarding our nonperforming loans (nonaccrual loans and TDRs) at June 30, 2021.

	As of June 30, 2021
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate
Region (1)
Eastern Region (NC)	$5,932	1,128,429	0.53%	$120
Central Region (NC)	6,016	863,229	0.70%	305
Triad Region (NC)	4,790	614,504	0.78%	—
Western Region (NC)	2,847	612,668	0.46%	124
Triangle Region (NC)	266	424,370	0.06%	—
Charlotte Region (NC)	962	385,990	0.25%	—
Southern Piedmont Region (NC)	2,012	159,518	1.26%	65
South Carolina Region	742	204,208	0.36%	40
SBA loans	17,307	158,695	10.91%	135
SBA - PPP loans	—	155,514	—%	—
Other	145	74,939	0.19%	37
Total	$41,019	4,782,064	0.86%	$826
(1)The counties comprising each region are as follows:
Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Pitt, Onslow, Carteret
Central North Carolina Region - Randolph, Chatham, Montgomery, Stanley, Moore, Richmond, Lee, Harnett, Cumberland
Triad North Carolina Region - Davidson, Rockingham, Guilford,, Forsyth, Alamance
Western North Carolina Region – Buncombe, Henderson, McDowell, Madison, Transylvania
Triangle North Carolina Region - Wake
Charlotte North Carolina Region - Iredell, Cabarrus, Rowan, Mecklenburg
Southern Piedmont North Carolina Region - Scotland, Robeson, Bladen

Index
South Carolina Region - Chesterfield, Dillon, Florence
SBA loans - loans originated on a national basis through the Company's SBA Lending Division
SBA - PPP loans - loans originated through the SBA's Paycheck Protection Program
Other includes loans originated through the Company's Credit Card Division and our former Virginia region

As reflected in Note 6 to the financial statements, total classified loans were $56.2 million at June 30, 2021 compared to $60.5 million at December 31, 2020. Loans graded special mention were $39.6 million at June 30, 2021 compared to $61.3 million at December 31, 2020. Thus far, except for SBA loans, which is a relatively small portion of total loans, our loan portfolio has not shown significant signs of stress related to the pandemic.
Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $0.8 million at June 30, 2021 and $2.4 million at December 31, 2020. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and favorable overall asset quality.

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At June 30, 2021	At December 31, 2020
Vacant land and farmland	$517	753
1-4 family residential properties	113	517
Commercial real estate	196	1,154
Total foreclosed real estate	$826	2,424

Index
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
The allowance for loan loss accounting in effect at December 31, 2020 and all prior periods was based on our estimate of probable incurred loan losses as of the reporting date ("Incurred Loss" methodology). Under the CECL methodology, our allowance for credit losses on loans is based on the total amount of loan losses that are expected over the remaining life of the loan portfolio. Our estimate of credit losses on loans under CECL is determined using a complex model, based primarily on the utilization of discounted cash flows, that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the allowance for loan losses and resulting provision for credit losses. We recorded no provision for credit losses on loans in the first and second quarters of 2021 compared to $5.6 million and $19.3 million in the first and second quarters of 2020, respectively. The higher provisions in 2020 was primarily related to our estimate of probable incurred losses associated with the pandemic that was emerging at the time. Under the CECL methodology for providing for loan losses, we determined that no provisions for loan losses were required during the first six months of 2021, as discussed in the following paragraph.
We based our adoption date allowance for credit loss adjustment primarily on a baseline forecast of economic scenarios, which reflected ongoing threats to the economy, primarily arising from the pandemic. In reviewing forecasts during 2021, management noted high degrees of volatility in the monthly forecasts. Given the uncertainty that the volatility is indicative of and the inherent imprecision of a forecast accurately projecting economic statistics during these unprecedented times, management elected to base both its March 31, 2021 and June 30, 2021 computations of the allowance for credit losses primarily on an alternative, more negative forecast, that management judged to more appropriately reflect the inherent risks to its loan portfolio. These more negative forecast's projections at March 31, 2021 were materially consistent with the adoption-date forecast's projections under the baseline scenario, and resulted in no provision for loan losses. In the second quarter of 2021, the same forecast improved from March 31, 2021, which would tend to decrease the amount of required allowance for loan losses necessary. The impact of the improved forecast was substantially offset by the high non-PPP loan growth we experienced during the quarter, as discussed previously. We also increased certain qualitative factors in our model to recognize the higher risk associated with our second quarter 2021 decision to match less conservative loan structures being offered in the marketplace in order to grow loan balances. The result of the above factors resulted in management concluding that no adjustment to the allowance for loan losses was required for the second quarter of 2021.
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

($ in thousands)	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020	Six Months Ended June 30, 2020
Loans outstanding at end of period	$4,782,064	4,731,315	4,770,063
Average amount of loans outstanding	$4,681,604	4,702,743	4,625,798

Allowance for loan losses, at beginning of year	$52,388	21,398	21,398
Adoption of CECL	14,575	—	—
Provision (reversal) for loan losses	—	35,039	24,888
	66,963	56,437	46,286

Loans charged off:
Commercial, financial, and agricultural	(1,988)	(5,608)	(3,931)
Real estate – construction, land development & other land loans	(66)	(51)	(45)
Real estate – mortgage – residential (1-4 family) first mortgages	(114)	(478)	(474)
Real estate – mortgage – home equity loans / lines of credit	(139)	(524)	(381)
Real estate – mortgage – commercial and other	(1,834)	(968)	(545)
Consumer loans	(307)	(873)	(397)
Total charge-offs	(4,448)	(8,502)	(5,773)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	667	745	477
Real estate – construction, land development & other land loans	686	1,552	643
Real estate – mortgage – residential (1-4 family) first mortgages	323	754	315
Real estate – mortgage – home equity loans / lines of credit	229	487	166
Real estate – mortgage – commercial and other	340	621	102
Consumer loans	262	294	126
Total recoveries	2,507	4,453	1,829
Net (charge-offs) recoveries	(1,941)	(4,049)	(3,944)
Allowance for credit losses on loans, at end of period	$65,022	52,388	42,342

Ratios:
Net charge-offs (recoveries) as a percent of average loans (annualized)	0.08%	0.09%	0.17%
Allowance for loan losses as a percent of loans at end of period	1.36%	1.11%	0.89%

As previously discussed, as of June 30, 2021, we have granted approximately $2.1 million in loan deferrals under the CARES act provisions, which is reduction from the highest level of $774 million in loan deferrals at June 30, 2020.

The ratio of our allowance to total loans was 1.36% and 1.11% at June 30, 2021 and December 31, 2020, respectively. The increase in this ratio was a result of the adoption of CECL on January 1, 2021.

In addition to the allowance for credit losses on loans, we maintain an allowance for unfunded commitments such as unfunded loan commitments and letters of credit. Under CECL, we estimate expected credit losses associated with these commitments over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for unfunded commitments on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. This methodology is based on a loss rate approach that starts with the probability of funding based on historical experience. Similar to the allowance for credit losses on

Index
loans methodology discussed above, adjustments are made to the historical losses for current conditions and reasonable and supportable forecast. The allowance for unfunded commitments amounted to $0.6 million at December 31, 2020 under pre-CECL methodology. At our January 1, 2021 adoption of CECL, an upward adjustment of $7.5 million was recorded. In the second quarter of 2021, we recorded $1.9 million of provision for credit losses on unfunded commitments primarily due to an increase in construction and land development loan commitments during the second quarter of 2021. The resulting allowance for unfunded commitments at June 30, 2021 amounted to $10.0 million and is reflected in the line item "Other Liabilities."
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
In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $927 million line of credit with the FHLB (of which $7 million and $8 million were outstanding at June 30, 2021 and December 31, 2020, respectively), 2) a $100 million federal funds line with a correspondent bank (of which none was outstanding at June 30, 2021 or December 31, 2020), and 3) an approximately $135 million line of credit through the Federal Reserve's discount window (of which none was outstanding at June 30, 2021 or December 31, 2020). Unused and available lines of credit amounted to $1.2 billion at June 30, 2021.
Our overall liquidity has increased since December 31, 2020 due primarily to the strong deposit growth which has exceeded loan growth. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 31.4% at December 31, 2020 to 39.9% at June 30, 2021.
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

Index
sheet arrangements of this kind other than letters of credit and repayment guarantees associated with our trust preferred securities.
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2021, and have no current plans to do so.
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

Index
At June 30, 2021, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2021	December 31, 2020
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	12.81%	13.19%
Minimum required Common Equity Tier 1 capital	7.00%	7.00%

Tier I capital to Tier 1 risk weighted assets	13.80%	14.28%
Minimum required Tier 1 capital	8.50%	8.50%

Total risk-based capital to Tier II risk weighted assets	15.05%	15.37%
Minimum required total risk-based capital	10.50%	10.50%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	9.43%	9.88%
Minimum required Tier 1 leverage capital	4.00%	4.00%
First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At June 30, 2021, First Bank significantly exceeded the minimum ratios established by the regulatory authorities. The reduction in our leverage ratio reflected in the table above was due to the significant balance sheet growth experienced in the first six months of 2021, resulting primarily from a strong increase in deposits. The decline in the risk based capital ratios from December 31, 2020 to June 30, 2021 was due to increases in securities and loans balances.
BUSINESS DEVELOPMENT AND OTHER SHAREHOLDER MATTERS
The following is a list of business development and other miscellaneous matters affecting the Company and First Bank, our bank subsidiary.
•On June 15, 2021, the Company announced a quarterly cash dividend of $0.20 per share payable on July 25, 2021 to shareholders of record on June 30, 2021. This dividend rate represents an 11.1% increase over the dividend rate declared in the second quarter of 2020.
SHARE REPURCHASES
There were no share repurchases in the three months ended June 30, 2021. For the six months ended June 30, 2021, we repurchased 106,744 shares of our common stock at an average price of $37.81 per share, which totaled $4.0 million. At June 30, 2021, we had authority from our Board of Directors to repurchase up to an additional $16.0 million in shares of the Company’s common stock. We may repurchase shares of our stock in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)
Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin), even during periods of changing interest rates. Over the past five calendar years, our net interest margin has ranged from a low of 3.56% (realized in 2020) to a high of 4.09% (realized in 2018). The consistency of

Index
the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At June 30, 2021 a majority of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.
Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at June 30, 2021, we had over $2 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2021 were deposits totaling $3.8 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.
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

Since the announcement of the SBA's PPP program, we have originated at total of approximately $358 million in PPP loans, of which $156 million and $241 million were outstanding at June 30, 2021 and December 31, 2020,

Index
respectively. These loans all have an interest rate of 1.00%. In addition to the interest rate, the SBA compensated us with an origination fee for each loan of between 1% to 5% of the loan amount, depending on the size of each loan. We received a total of approximately $16.9 million in these fees, which were netted against the direct cost to originate each loan that totaled approximately $0.7 million, with the net deferral amount initially being amortized as interest income over their contractual lives of either two years or five years using the effective interest method of recognition. Early repayments, including the loan forgiveness provisions contained in the PPP, result in accelerated amortization. In 2020, we amortized $4.1 million of the PPP loan fees as interest income. For the first six months of 2021, we amortized $5.7 million of the PPP loan fees as interest income. The Company has $6.2 million in remaining deferred PPP loan fees, of which $0.9 million relates to 2020 originations and $5.3 million relates to 2021 originations. While the exact timing of the forgiveness approvals from PPP loans is uncertain, we currently expect the majority of the remaining fees associated with the 2020 originations to be realized during the third quarter of 2021. As it relates to the 2021 PPP originations, we expect approximately one-third of the remaining fees at June 30, 2021 to be recognized in the third quarter of 2021, half to be recognized in the fourth quarter of 2021, with substantially all of the remainder recognized in the first quarter of 2022.
As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to the acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans amounted to $3.7 million and $2.0 million for the first six months of 2021 and 2020, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that are initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. For example, in the second quarter of 2021, we experienced pay-offs on five former failed-bank loans that resulted in the elevated level of discount accretion recorded for the quarter. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $5.3 million at June 30, 2021 compared to $8.9 million at December 31, 2020.
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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 to April 30, 2021	—	$—	—	$15,964,472
May 1, 2021 to May 31, 2021	—	—	—	$15,964,472
June 1, 2021 to June 30, 2021	—	—	—	$15,964,472
Total	—	—	—	$15,964,472
Footnotes to the Above Table
(1)All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On January 27, 2021, the Company reported the authorization of a new $20 million repurchase program with an expiration date of December 31, 2021. As of June 30, 2021, the Company had the remaining authorization to repurchase up to $16.0 million of the Company's stock.

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

2.e
Merger Agreement between First Bancorp and Select Bancorp, Inc. dated June 1, 2021 was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 1, 2021, and is incorporated herein by reference.

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

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 9, 2018, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 9, 2021	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

August 9, 2021	BY:/s/ Eric P. Credle
Eric P. Credle Executive Vice President and Chief Financial Officer