Form 10-Q
period 2021-09-30
FIRST BANCORP /NC/
filed 2021-11-09
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on November 8, 2021 was 35,595,242.

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

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands)	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and due from banks, noninterest-bearing	$80,090	93,724
Due from banks, interest-bearing	314,103	273,566
Total cash and cash equivalents	394,193	367,290

Securities available for sale	2,305,075	1,453,132
Securities held to maturity (fair values of $369,953 and $170,734)	367,893	167,551

Presold mortgages in process of settlement at fair value	16,746	42,271
SBA loans held for sale	1,518	6,077

Loans	4,869,841	4,731,315
Allowance for credit losses on loans	(63,628)	(52,388)
Net loans	4,806,213	4,678,927

Premises and equipment	124,391	120,502
Operating right-of-use lease assets	16,900	17,514
Accrued interest receivable	19,422	20,272
Goodwill	231,906	239,272
Other intangible assets	10,173	15,366
Foreclosed properties	1,819	2,424
Bank-owned life insurance	133,919	106,974
Other assets	59,198	52,179
Total assets	$8,489,366	7,289,751

LIABILITIES
Deposits: Noninterest bearing checking accounts	$2,765,360	2,210,012
Interest bearing checking accounts	1,446,259	1,172,022
Money market accounts	1,899,172	1,581,364
Savings accounts	626,616	519,266
Time deposits of $100,000 or more	483,130	564,365
Other time deposits	212,228	226,567
Total deposits	7,432,765	6,273,596
Borrowings	60,764	61,829
Accrued interest payable	609	904
Operating lease liabilities	17,323	17,868
Other liabilities	48,155	42,133
Total liabilities	7,559,616	6,396,330

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 28,524,480 and 28,579,335 shares	398,058	400,582
Retained earnings	529,474	478,489
Stock in rabbi trust assumed in acquisition	(1,791)	(2,243)
Rabbi trust obligation	1,791	2,243
Accumulated other comprehensive income (loss)	2,218	14,350
Total shareholders’ equity	929,750	893,421
Total liabilities and shareholders’ equity	$8,489,366	7,289,751
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$50,957	52,739	154,325	160,000
Interest on investment securities:
Taxable interest income	8,383	4,958	22,085	15,203
Tax-exempt interest income	686	189	1,483	470
Other, principally overnight investments	528	802	1,809	2,688
Total interest income	60,554	58,688	179,702	178,361
INTEREST EXPENSE
Savings, checking and money market accounts	903	1,440	3,353	5,132
Time deposits of $100,000 or more	558	1,747	2,097	6,994
Other time deposits	165	346	563	1,254
Borrowings	375	422	1,139	2,865
Total interest expense	2,001	3,955	7,152	16,245

Net interest income	58,553	54,733	172,550	162,116
Provision (reversal) for loan losses	(1,400)	6,120	(1,400)	31,008
Provision for unfunded commitments	1,049	—	2,988	—
Total provision for credit losses	(351)	6,120	1,588	31,008
Net interest income after provision for credit losses	58,904	48,613	170,962	131,108
NONINTEREST INCOME
Service charges on deposit accounts	3,209	2,567	8,766	8,193
Other service charges, commissions and fees	6,464	6,190	18,482	14,883
Fees from presold mortgage loans	2,096	4,864	8,914	9,725
Commissions from sales of insurance and financial products	1,198	2,357	5,854	6,515
SBA consulting fees	1,128	1,956	6,079	6,722
SBA loan sale gains	1,655	2,929	6,981	5,541
Bank-owned life insurance income	711	633	1,945	1,904
Securities gains (losses), net	—	—	—	8,024
Other gains (losses), net	50	(44)	1,533	(157)
Total noninterest income	16,511	21,452	58,554	61,350
NONINTEREST EXPENSES
Salaries expense	20,651	22,127	61,969	62,843
Employee benefits expense	4,447	3,918	13,105	12,312
Total personnel expense	25,098	26,045	75,074	75,155
Occupancy expense	2,618	2,856	8,190	8,538
Equipment related expenses	1,125	1,049	3,223	3,214
Merger and acquisition expenses	254	—	665	—
Intangibles amortization expense	695	928	2,437	2,961
Foreclosed property losses, net	23	90	7	284
Other operating expenses	11,004	9,471	32,271	29,264
Total noninterest expenses	40,817	40,439	121,867	119,416

Income before income taxes	34,598	29,626	107,649	73,042
Income tax expense	6,955	6,329	22,527	15,213

Net income	$27,643	23,297	85,122	57,829

Earnings per common share:
Basic	$0.97	0.81	2.99	1.99
Diluted	0.97	0.81	2.99	1.99

Dividends declared per common share	$0.20	0.18	0.60	0.54

Weighted average common shares outstanding:
Basic	28,385,912	28,857,111	28,358,393	28,962,576
Diluted	28,515,328	28,940,018	28,514,405	29,102,953
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

($ in thousands-unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$27,643	23,297	85,122	57,829
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	3,673	19	(16,236)	23,556
Tax (expense) benefit	(844)	(4)	3,731	(5,413)
Reclassification to realized (gains) losses	—	—	—	(8,024)
Tax expense	—	—	—	1,844
Postretirement Plans:
Amortization of unrecognized net actuarial loss	109	153	485	511
Tax expense (benefit)	5	(35)	(112)	(118)
Other comprehensive income (loss)	2,943	133	(12,132)	12,356
Comprehensive income	$30,586	23,430	72,990	70,185
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended September 30, 2020
Balances, July 1, 2020	28,977	$408,699	441,846	(2,217)	2,217	17,346	867,891
Net income			23,297				23,297
Cash dividends declared ($0.18 per common share)			(5,155)				(5,155)
Change in Rabbi Trust obligation				(13)	13		—
Equity issued related to acquisition earnout	24	494					494
Stock repurchases	(306)	(6,269)					(6,269)
Stock withheld for payment of taxes	(7)	(178)					(178)
Stock-based compensation	—	605					605
Other comprehensive income (loss)						133	133
Balances, September 30, 2020	28,688	$403,351	459,988	(2,230)	2,230	17,479	880,818

Three Months Ended September 30, 2021
Balances, July 1, 2021	28,492	$397,704	507,531	(1,928)	1,928	(725)	904,510
Net income			27,643				27,643
Cash dividends declared ($0.20 per common share)			(5,700)				(5,700)
Change in Rabbi Trust obligation				137	(137)		—
Stock withheld for payment of taxes	(6)	(182)					(182)
Stock-based compensation	38	536					536
Other comprehensive income (loss)						2,943	2,943
Balances, September 30, 2021	28,524	$398,058	529,474	(1,791)	1,791	2,218	929,750

See accompanying notes to unaudited consolidated financial statements.

Index

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Nine Months Ended September 30, 2020
Balances, January 1, 2020	29,601	$429,514	417,764	(2,587)	2,587	5,123	852,401
Net income			57,829				57,829
Cash dividends declared ($0.54 per common share)			(15,605)				(15,605)
Change in Rabbi Trust Obligation				357	(357)		—
Equity issued related to acquisition earnout	24	494					494
Stock repurchases	(986)	(28,701)					(28,701)
Stock withheld for payment of taxes	(7)	(178)					(178)
Stock-based compensation	56	2,222					2,222
Other comprehensive income (loss)						12,356	12,356
Balances, September 30, 2020	28,688	$403,351	459,988	(2,230)	2,230	17,479	880,818

Nine Months Ended September 30, 2021
Balances, January 1, 2021	28,579	400,582	478,489	(2,243)	2,243	14,350	893,421
Adoption of new accounting standard			(17,051)				(17,051)
Net income			85,122				85,122
Cash dividends declared ($0.60 per common share)			(17,086)				(17,086)
Change in Rabbi Trust Obligation				452	(452)		—
Stock repurchases	(107)	(4,036)					(4,036)
Stock withheld for payment of taxes	(13)	(506)					(506)
Stock-based compensation	65	2,018					2,018
Other comprehensive income (loss)						(12,132)	(12,132)
Balances, September 30, 2021	28,524	$398,058	529,474	(1,791)	1,791	2,218	929,750

See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

($ in thousands-unaudited)	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$85,122	57,829
Reconciliation of net income to net cash provided by operating activities:
Provision (reversal) for credit losses	1,588	31,008
Net security premium amortization	9,930	2,832
Loan discount accretion	(6,199)	(4,789)
Other purchase accounting accretion and amortization, net	98	55
Foreclosed property (gains) losses and write-downs, net	7	284
Gains on securities available for sale	—	(8,024)
Other (gains) losses	(1,533)	157
(Decrease) increase in net deferred loan fees	(309)	7,380
Bank-owned life insurance income	(1,945)	(1,904)
Depreciation of premises and equipment	4,434	4,392
Amortization of operating lease right-of-use assets	1,107	1,522
Repayments of lease obligations	(1,034)	(1,392)
Stock-based compensation expense	1,764	2,013
Amortization of intangible assets	2,437	2,961
Amortization of SBA servicing assets	1,605	1,231
Fees/gains from sale of presold mortgages and SBA loans	(15,895)	(15,266)
Origination of presold mortgage loans in process of settlement	(243,737)	(294,270)
Proceeds from sales of presold mortgage loans in process of settlement	277,394	290,657
Origination of SBA loans for sale	(73,510)	(117,412)
Proceeds from sales of SBA loans	72,219	82,998
Decrease (increase) in accrued interest receivable	850	(2,998)
Decrease (increase) in other assets	596	(5,550)
Increase in net deferred income tax asset	(42)	(8,638)
Decrease in accrued interest payable	(295)	(849)
(Decrease) increase in other liabilities	(3,476)	9,818
Net cash provided by operating activities	111,176	34,045
Cash Flows From Investing Activities
Purchases of securities available for sale	(1,128,880)	(701,201)
Purchases of securities held to maturity	(213,485)	(69,899)
Proceeds from maturities/issuer calls of securities available for sale	252,668	156,108
Proceeds from maturities/issuer calls of securities held to maturity	11,246	26,989
Proceeds from sales of securities available for sale	—	219,697
Redemptions of FRB and FHLB stock, net	1,792	9,853
Purchases of bank owned life insurance	(25,000)	—
Net increase in loans	(125,083)	(327,496)
Proceeds from sales of foreclosed properties	2,847	1,880
Purchases of premises and equipment	(8,847)	(8,983)
Proceeds from sales of premises and equipment	218	189
Net cash received (paid) from sale/(purchase) of business	11,314	(9,559)
Net cash used by investing activities	(1,221,210)	(702,422)
Cash Flows From Financing Activities
Net increase in deposits	1,159,204	1,128,951
Net decrease in short-term borrowings	—	(148,000)
Proceeds from long-term borrowings	—	150,000
Payments on long-term borrowings	(1,198)	(252,003)
Cash dividends paid – common stock	(16,527)	(15,798)
Repurchases of common stock	(4,036)	(28,701)
Payment of taxes related to stock withheld	(506)	(178)
Net cash provided by financing activities	1,136,937	834,271
Increase in cash and cash equivalents	26,903	165,894
Cash and cash equivalents, beginning of period	367,290	231,302
Cash and cash equivalents, end of period	$394,193	397,196

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$7,447	17,094
Cash paid during the period for income taxes	25,602	21,302
Non-cash: Unrealized (loss) gain on securities available for sale, net of taxes	(12,505)	18,143
Non-cash: Foreclosed loans transferred to other real estate	2,249	1,032
Non-cash: Initial recognition of operating lease right-of-use assets and operating lease liabilities	2,191	253
Non-cash: Equity issued related to acquisitions	—	494
Non-cash: Loans acquired	—	14,633
Non-cash: Other assets acquired	—	451
Non-cash: Borrowings assumed	—	11,671
Non-cash: Derecognition of intangible assets related to sale of insurance operations	(10,229)	—
See accompanying notes to consolidated financial statements.

Index
First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Period Ended September 30, 2021
Note 1 - Basis of Presentation
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly in all material respects the consolidated financial position of the Company as of September 30, 2021, the consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, and the consolidated cash flows for the nine months ended September 30, 2021 and 2020. Any such adjustments were of a normal, recurring nature. Reference is made to the 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.
Recent Developments: COVID-19 - Our market areas have generally been recovering from the pandemic during 2021. However, as noted below, the ongoing impact on the Company of the continuing pandemic, including the spread of new strains of COVID-19 is uncertain.

On December 27, 2020, the Economic Aid Act was signed into law, which included another round of Paycheck Protection Program ("PPP") funding administered by the U.S. Small Business Administration ("SBA"). The Company began originating the new round of PPP loans in January 2021. During the first nine months of 2021, the Company funded $112 million in PPP loans, while also processing $286 million in forgiveness payments related to both 2020 and 2021 PPP loan originations.

In response to the pandemic onset in 2020, the Company generally offered impacted borrowers loan payment deferrals of 90 days in duration. Since that time, most of our borrowers have resumed payments and as of September 30, 2021, the Company had remaining pandemic-related loan deferrals of $1.8 million.

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
On January 1, 2021, the Company adopted the current expected credit loss guidance in accordance with Accounting Standards Codification 326 ("CECL"). CECL replaced the prior incurred-loss methodology for recognizing credit losses with a methodology that is based on estimating future expected lifetime credit losses. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures, such as unfunded commitments to extend credit. In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell.

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

The Company adopted CECL using the prospective transition approach for purchased credit deteriorated ("PCD") assets that were previously classified as purchased credit impaired ("PCI") under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The amortized cost basis of the PCD assets was adjusted to reflect the addition of $0.1 million to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at a rate that approximates the effective interest rate as of January 1, 2021.

With regard to PCD assets, because the Company elected to disaggregate the former PCI pools and no longer considers these pools to be the unit of account, contractually delinquent PCD loans are now reported as nonaccrual loans using the same criteria as other loans. Similarly, although management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings ("TDRs") as of the date of adoption, PCD loans that are restructured and meet the definition of TDRs after the adoption of CECL will be reported as such.

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
Interest income includes amortization of purchase premiums or discounts. Premiums and discounts are generally amortized into income on a level yield basis, with premiums being amortized to the earliest call date and discounts being accreted to the stated maturity date. Gains and losses on sales of securities are recognized at the time of sale based upon the specific identification method.
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

Index
Allowance for Credit Losses - Securities Held to Maturity - Since its adoption of CECL, the Company measures expected credit losses on held to maturity debt securities on an individual security basis. Accrued interest receivable on held to maturity debt securities totaled $2.0 million at September 30, 2021 and was excluded from the estimate of credit losses.
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
Virtually all of the mortgage-backed securities held by the Company are issued by government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rating by major rating agencies. As a result, the allowance for credit losses on held to maturity securities was immaterial at September 30, 2021.
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
Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2021, there was no allowance for credit losses related to the available-for-sale portfolio.
Accrued interest receivable on available for sale debt securities totaled $4.0 million at September 30, 2021 and was excluded from the estimate of credit losses.
Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $13.4 million at September 30, 2021 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Index
Purchased Credit Deteriorated (PCD) Loans - Upon adoption of CECL, loans that were designated as PCI loans under the previous accounting guidance were classified as PCD loans without reassessment.
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
Allowance for Credit Losses - Loans - The allowance for credit losses (ACL) is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Estimated recoveries are considered for post-CECL adoption date charge-offs to the extent that they do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.
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

Management considers forward-looking information in estimating expected credit losses. For substantially all segments of collectively evaluated loans, the Company incorporates two or more macroeconomic drivers using a statistical regression modeling methodology. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline forecast and alternative scenarios for the United States economy. The baseline forecast, along with the alternative scenarios, are evaluated by management to determine the best estimate within the range of expected credit losses. The baseline forecast incorporates an equal probability of the United States economy performing better or worse than this projection. With the ongoing pandemic, along with periodic starts and stops to reopening the economy and the impact of government stimulus, the baseline and alternative scenarios have reflected a high degree of volatility in economic forecasts from month-to-month. The Company based its adoption date allowance for credit loss adjustment primarily on the baseline forecast, which reflected ongoing threats to the economy, primarily arising from the pandemic. In reviewing forecasts during 2021, management noted high degrees of volatility in the monthly forecasts. Given the uncertainty that the volatility is indicative of and the inherent imprecision of a forecast accurately projecting economic statistics during these unprecedented times, management elected to base each of the 2021 quarter-end computations of the allowance for credit losses primarily on an alternative, more negative forecast, that management judged to more appropriately reflect the inherent risks to its loan portfolio.

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
Note 3 – Stock-Based Compensation
The Company recorded total stock-based compensation expense of $536,000 and $605,000 for the three months ended September 30, 2021 and 2020, respectively, and $1,764,000 and $2,013,000 for the nine months ended September 30, 2021 and 2020, respectively, which includes the value of the stock grants to directors as discussed below. The Company recognized $123,000 and $139,000 of income tax benefits related to stock-based compensation expense in the income statement for the three months ended September 30, 2021 and 2020, respectively, and $405,000 and $463,000 for the nine months ended September 30, 2021 and 2020, respectively.
At September 30, 2021, the sole equity-based compensation plan for the Company is the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of September 30, 2021, the Equity Plan had 485,695 shares remaining available for grant.
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
Certain of the Company’s equity grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for each incremental award. Compensation expense is based on the estimated number of stock awards that will ultimately vest. Over the past five years, there have been insignificant amounts of forfeitures, and therefore the Company assumes that all awards granted with service conditions only will vest. The Company issues new shares of common stock when stock is granted.
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
The following table presents information regarding the activity for the first nine months of 2021 related to the Company’s outstanding restricted stock:

Index

	Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	172,105	$33.80
Granted during the period	63,950	37.29
Vested during the period	(43,166)	41.27
Forfeited or expired during the period	(8,011)	38.00
Nonvested at September 30, 2021	184,878	$33.08
Total unrecognized compensation expense as of September 30, 2021 amounted to $2,986,000 with a weighted-average remaining term of 2.1 years. For the nonvested awards that are outstanding at September 30, 2021, the Company expects to record $1,550,000 in compensation expense in the next twelve months, $504,000 of which is expected to be recorded in the fourth quarter of 2021.
Note 4 – Earnings Per Common Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Three Months Ended September 30,
	2021			2020
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$27,643			$23,297
Less: income allocated to participating securities	(125)			(67)
Basic EPS per common share	$27,518	28,385,912	$0.97	$23,230	28,857,111	$0.81

Diluted EPS:
Net income	$27,643	28,385,912		$23,297	28,857,111
Effect of Dilutive Securities	—	129,416		—	82,907
Diluted EPS per common share	$27,643	28,515,328	$0.97	$23,297	28,940,018	$0.81

	For the Nine Months Ended September 30,
	2021			2020
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$85,122			$57,829
Less: income allocated to participating securities	$(466)			$(279)
Basic EPS per common share	$84,656	28,358,393	$2.99	$57,550	28,962,576	$1.99

Diluted EPS:
Net income	$85,122	28,358,393		$57,829	28,962,576
Effect of Dilutive Securities	—	156,012		—	140,377
Diluted EPS per common share	$85,122	28,514,405	$2.99	$57,829	29,102,953	$1.99

Index
There were no options outstanding for any of the periods presented.

Note 5 – Securities

The book values and approximate fair values of investment securities at September 30, 2021 and December 31, 2020 are summarized as follows:

($ in thousands)	September 30, 2021				December 31, 2020
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
Government-sponsored enterprise securities	$70,014	68,608	—	(1,406)	70,016	70,206	371	(181)
Mortgage-backed securities	2,187,209	2,191,530	18,604	(14,283)	1,318,998	1,337,706	20,832	(2,124)
Corporate bonds	43,640	44,937	1,426	(129)	43,670	45,220	1,760	(210)
Total available for sale	$2,300,863	2,305,075	20,030	(15,818)	1,432,684	1,453,132	22,963	(2,515)

Securities held to maturity:
Mortgage-backed securities	$22,028	22,886	858	—	29,959	30,900	941	—
State and local governments	345,865	347,067	2,774	(1,572)	137,592	139,834	2,407	(165)
Total held to maturity	$367,893	369,953	3,632	(1,572)	167,551	170,734	3,348	(165)

All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises, except for private mortgage-backed securities with a fair value of $0.9 million and $1.0 million as of September 30, 2021 and December 31, 2020, respectively.

The following table presents information regarding securities with unrealized losses at September 30, 2021:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$49,238	776	19,370	630	68,608	1,406
Mortgage-backed securities	1,010,196	12,219	124,643	2,064	1,134,839	14,283
Corporate bonds	—	—	4,871	129	4,871	129
State and local governments	125,063	1,347	9,518	225	134,581	1,572
Total unrealized loss position	$1,184,497	14,342	158,402	3,048	1,342,899	17,390

Index
The following table presents information regarding securities with unrealized losses at December 31, 2020:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$29,812	181	—	—	29,812	181
Mortgage-backed securities	497,992	1,957	6,168	167	504,160	2,124
Corporate bonds	3,956	45	835	165	4,791	210
State and local governments	23,310	165	—	—	23,310	165
Total unrealized loss position	$555,070	2,348	7,003	332	562,073	2,680
As of September 30, 2021 and December 31, 2020, the Company's security portfolio held 171 securities and 69 securities that were in an unrealized loss position, respectively. In the above tables, all of the securities that were in an unrealized loss position at September 30, 2021 and December 31, 2020 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the amount of the impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
No impairment charges were recognized for any securities during the nine months ended September 30, 2020. At adoption of CECL on January 1, 2021 and at September 30, 2021, the Company determined that expected credit losses associated with held to maturity debt securities were insignificant. See Note 2 for additional details on the adoption of CECL as it relates to the securities portfolio.
The book values and approximate fair values of investment securities at September 30, 2021, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities
Due within one year	$1,001	1,031	1,271	1,282
Due after one year but within five years	27,639	28,801	536	550
Due after five years but within ten years	84,014	82,739	8,388	8,525
Due after ten years	1,000	974	335,670	336,710
Mortgage-backed securities	2,187,209	2,191,530	22,028	22,886
Total securities	$2,300,863	2,305,075	367,893	369,953
At September 30, 2021 and December 31, 2020, investment securities with carrying values of $861,827,000 and $630,303,000, respectively, were pledged as collateral for public deposits.
Included in “other assets” in the Consolidated Balance Sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $21,735,000 and $23,526,000 at September 30, 2021 and December 31, 2020, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost and fair value of $3,970,000 and $5,855,000 at September 30, 2021 and December 31, 2020, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $17,765,000 and $17,671,000 at September 30, 2021 and December 31, 2020, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

Index
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at September 30, 2021 was approximately 1.62, which means the Company would receive approximately 20,051 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.
Note 6 – Loans, Allowance for Credit Losses, and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
All loans:

Commercial, financial, and agricultural	$612,554	12%	$782,549	17%
Real estate – construction, land development & other land loans	588,103	12%	570,672	12%
Real estate – mortgage – residential (1-4 family) first mortgages	914,266	19%	972,378	21%
Real estate – mortgage – home equity loans / lines of credit	281,219	6%	306,256	6%
Real estate – mortgage – commercial and other	2,423,341	50%	2,049,203	43%
Consumer loans	53,747	1%	53,955	1%
Subtotal	4,873,230	100%	4,735,013	100%
Unamortized net deferred loan fees	(3,389)		(3,698)
Total loans	$4,869,841		$4,731,315

Included in the line item "Commercial, financial, and agricultural" in the table above are PPP loans totaling $66.9 million and $240.5 million at September 30, 2021 and December 31, 2020, respectively. PPP loans are fully guaranteed by the SBA. Included in unamortized net deferred loan fees are approximately $4.3 million and $6.0 million at September 30, 2021 and December 31, 2020, respectively, in unamortized net deferred loan fees associated with PPP loans. These fees are being amortized under the effective interest method over the terms of the loans. Accelerated amortization is recorded in the periods in which principal amounts are forgiven in accordance with the terms of the program.

Also included in the table above are various non-PPP SBA loans, with additional information on these loans presented in the table below.

($ in thousands)	September 30, 2021	December 31, 2020
Guaranteed portions of non-PPP SBA loans included in table above	$27,542	33,959
Unguaranteed portions of non-PPP SBA loans included in table above	123,518	135,703
Total non-PPP SBA loans included in the table above	$151,060	169,662

Sold portions of non-PPP SBA loans with servicing retained - not included in tables above	$424,662	395,398
At September 30, 2021 and December 31, 2020, there was a remaining unaccreted discount on the retained portion of sold non-PPP SBA loans amounting to $6.6 million and $7.3 million, respectively.
As of September 30, 2021, unamortized discounts on acquired loans totaled $4.8 million.
At December 31, 2020, there were remaining accretable discounts of $7.9 million, related to purchased non-impaired loans. The discounts are amortized as yield adjustments over the respective lives of the loans, so long as the loans perform. At December 31, 2020, the carrying value of PCI loans was $8.6 million.

Index
The following table presents changes in the accretable yield for PCI loans for the nine months ended September 30, 2020.

Accretable Yield for PCI loans	For the Nine Months Ended September 30, 2020
Balance at beginning of period	$4,149
Accretion	(927)
Reclassification from (to) nonaccretable difference	400
Other, net	(481)
Balance at end of period	3,141
During the first nine months of 2020, the Company received $446,000 in payments that exceeded the carrying amount of the related PCI loans, of which $352,000 was recognized as loan discount accretion income, $80,000 was recorded as additional loan interest income, and $14,000 was recorded as a recovery.
Nonperforming assets are defined as nonaccrual loans, TDRs, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows.

($ in thousands)	September 30, 2021	December 31, 2020
Nonperforming assets
Nonaccrual loans	$31,268	35,076
TDRs - accruing	7,600	9,497
Accruing loans > 90 days past due	—	—
Total nonperforming loans	38,868	44,573
Foreclosed real estate	1,819	2,424
Total nonperforming assets	$40,687	46,997

At both September 30, 2021 and December 31, 2020, the Company had $1.9 million in residential mortgage loans in process of foreclosure.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated.

	CECL			Incurred Loss
($ in thousands)	September 30, 2021			December 31, 2020
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Commercial, financial, and agricultural	$510	9,019	9,529	9,681
Real estate – construction, land development & other land loans	—	373	373	643
Real estate – mortgage – residential (1-4 family) first mortgages	735	3,599	4,334	6,048
Real estate – mortgage – home equity loans / lines of credit	—	1,018	1,018	1,333
Real estate – mortgage – commercial and other	10,951	4,972	15,923	17,191
Consumer loans	—	91	91	180
Total	$12,196	19,072	31,268	35,076

Interest income recognized during the period on nonaccrual loans was immaterial.

The following table represents the accrued interest receivables written off by reversing interest income during the nine months ended September 30, 2021.

Index

($ in thousands)	For the Nine Months Ended September 30, 2021
Commercial, financial, and agricultural	$160
Real estate – construction, land development & other land loans	—
Real estate – mortgage – residential (1-4 family) first mortgages	20
Real estate – mortgage – home equity loans / lines of credit	11
Real estate – mortgage – commercial and other	446
Consumer loans	—
Total	$637

The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2021.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$584	60	—	9,529	602,381	612,554
Real estate – construction, land development & other land loans	—	—	—	373	587,730	588,103
Real estate – mortgage – residential (1-4 family) first mortgages	668	738	—	4,334	908,526	914,266
Real estate – mortgage – home equity loans / lines of credit	606	67	—	1,018	279,528	281,219
Real estate – mortgage – commercial and other	346	334	—	15,923	2,406,738	2,423,341
Consumer loans	127	34	—	91	53,495	53,747
Total	$2,331	1,233	—	31,268	4,838,398	4,873,230
Unamortized net deferred loan fees						(3,389)
Total loans						$4,869,841
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2020.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$1,464	1,101	—	9,681	770,166	782,412
Real estate – construction, land development & other land loans	572	—	—	643	569,307	570,522
Real estate – mortgage – residential (1-4 family) first mortgages	10,146	869	—	6,048	951,088	968,151
Real estate – mortgage – home equity loans / lines of credit	1,088	42	—	1,333	303,693	306,156
Real estate – mortgage – commercial and other	2,540	3,111	—	17,191	2,022,422	2,045,264
Consumer loans	180	36	—	180	53,521	53,917
Purchased credit impaired	328	112	719	—	7,432	8,591
Total	$16,318	5,271	719	35,076	4,677,629	4,735,013
Unamortized net deferred loan fees						(3,698)
Total loans						$4,731,315

Index
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans on nonaccrual with a net book balance of $250,000 or greater for designation as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses.
The following table presents an analysis of collateral-dependent loans of the Company as of September 30, 2021.

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total Collateral-Dependent Loans
Commercial, financial, and agricultural	$—	4,663	—	—	—	4,663
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	735	—	—	—	—	735
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	13,848	—	13,848
Consumer loans	—	—	—	—	—	—
Total	$735	4,663	—	13,848	—	19,246
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

Index
The following table presents the activity in the allowance for loan losses for all loans for the three and nine months ended September 30, 2021 (under the CECL methodology).

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended September 30, 2021
Beginning balance	$14,809	10,104	8,651	3,737	25,358	2,363	—	65,022
Charge-offs	(899)	—	(24)	—	(4)	(178)	—	(1,105)
Recoveries	398	98	176	311	79	49	—	1,111
Provisions/(Reversals)	(808)	2,187	(1,032)	(546)	(1,336)	135	—	(1,400)
Ending balance	$13,500	12,389	7,771	3,502	24,097	2,369	—	63,628

As of and for the nine months ended September 30, 2021
Beginning balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388
Adjustment for implementation of CECL	3,067	6,140	2,584	2,580	(257)	674	(213)	14,575
Charge-offs	(2,887)	(66)	(138)	(139)	(1,838)	(485)	—	(5,553)
Recoveries	1,065	784	499	540	419	311	—	3,618
Provisions/(Reversals)	939	176	(3,222)	(1,854)	2,170	391	—	(1,400)
Ending balance	$13,500	12,389	7,771	3,502	24,097	2,369	—	63,628

Index

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2020 (under the Incurred Loss methodology).

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the year ended December 31, 2020
Beginning balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398
Charge-offs	(5,608)	(51)	(478)	(524)	(968)	(873)	—	(8,502)
Recoveries	745	1,552	754	487	621	294	—	4,453
Provisions	11,626	1,878	3,940	1,285	15,012	1,085	213	35,039
Ending balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388

Ending balances as of December 31, 2020: Allowance for loan losses
Individually evaluated for impairment	$3,546	30	800	—	2,175	—	—	6,551
Collectively evaluated for impairment	$7,742	5,325	7,141	2,375	21,428	1,475	213	45,699
Purchased credit impaired	$28	—	107	—	—	3	—	138

Loans receivable as of December 31, 2020:
Ending balance – total	$782,549	570,672	972,378	306,256	2,049,203	53,955	—	4,735,013
Unamortized net deferred loan fees								(3,698)
Total loans								$4,731,315

Ending balances as of December 31, 2020: Loans
Individually evaluated for impairment	$7,700	677	9,303	15	18,582	4	—	36,281
Collectively evaluated for impairment	$774,712	569,845	958,848	306,141	2,026,682	53,913	—	4,690,141
Purchased credit impaired	$137	150	4,227	100	3,939	38	—	8,591

Index
The following table presents the activity in the allowance for loan losses for the three and nine months ended September 30, 2020 (under the Incurred Loss methodology).

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
Interest income recorded on impaired loans during the year ended December 31, 2020 was $1.1 million, and reflects interest income collected on nonaccrual loans prior to them being placed on nonaccrual status and interest income recorded on accruing TDRs.
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

Index
The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

	Risk Grade	Description
Pass:
	1	Loans with virtually no risk, including cash secured loans.
	2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
	3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
	4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
	5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally required and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
	P (Pass)	Consumer loans (<$500,000) that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Company policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
	6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Company.
Classified:
	7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
	8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
	9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
	F (Fail)	Consumer loans (<$500,000) with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

Index
The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination or renewal as of September 30, 2021.

	Term Loans by Year of Origination
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial, financial, and agricultural
Pass	$177,374	136,471	88,627	70,541	15,904	19,406	84,328	592,651
Special Mention	14	613	3,467	2,823	192	5	2,702	9,816
Classified	15	679	1,404	7,583	72	12	322	10,087
Total commercial, financial, and agricultural	177,403	137,763	93,498	80,947	16,168	19,423	87,352	612,554
Real estate – construction, land development & other land loans
Pass	350,577	139,023	47,604	9,676	11,717	9,290	12,828	580,715
Special Mention	43	749	5,135	—	111	12	11	6,061
Classified	579	317	117	183	14	117	—	1,327
Total real estate – construction, land development & other land loans	351,199	140,089	52,856	9,859	11,842	9,419	12,839	588,103
Real estate – mortgage – residential (1-4 family) first mortgages
Pass	169,818	206,945	111,517	74,291	83,813	239,602	7,315	893,301
Special Mention	1,007	571	193	141	315	3,052	95	5,374
Classified	316	155	540	1,296	653	11,760	871	15,591
Total real estate – mortgage – residential (1-4 family) first mortgages	171,141	207,671	112,250	75,728	84,781	254,414	8,281	914,266
Real estate – mortgage – home equity loans / lines of credit
Pass	1,453	345	548	1,340	268	1,251	268,863	274,068
Special Mention	—	—	16	—	—	19	1,080	1,115
Classified	78	109	68	—	—	496	5,285	6,036
Total real estate – mortgage – home equity loans / lines of credit	1,531	454	632	1,340	268	1,766	275,228	281,219
Real estate – mortgage – commercial and other
Pass	882,823	651,882	261,293	164,575	148,376	216,052	60,035	2,385,036
Special Mention	4,109	4,918	4,613	2,049	1,890	222	545	18,346
Classified	6,726	133	1,871	6,291	4,327	611	—	19,959
Total real estate – mortgage – commercial and other	893,658	656,933	267,777	172,915	154,593	216,885	60,580	2,423,341
Consumer loans
Pass	12,826	24,684	3,770	1,994	792	653	8,704	53,423
Special Mention	—	—	—	—	—	—	—	—
Classified	3	58	22	10	6	35	190	324
Total consumer loans	12,829	24,742	3,792	2,004	798	688	8,894	53,747
Total	$1,607,761	1,167,652	530,805	342,793	268,450	502,595	453,174	4,873,230
Unamortized net deferred loan fees								(3,389)
Total loans								4,869,841

Index
At September 30, 2021, as derived from the table above, the Company had $40.7 million in loans graded as Special Mention and $53.3 million in loans graded as Classified, which includes all nonaccrual loans.
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
The vast majority of the Company’s TDRs modified during the periods ended September 30, 2021 and September 30, 2020 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.
The Company’s TDRs can be classified as either nonaccrual or accruing based on the loan’s payment status. The TDRs that are nonaccrual are reported within the nonaccrual loan totals presented previously.
As of September 30, 2021, the Company had granted short-term deferrals related to the COVID-19 pandemic for $1.8 million of loans that were otherwise performing prior to modification. Pursuant to the CARES Act and banking regulator guidance, these loans are not considered TDRs.

Index
The following table presents information related to loans that were modified in a TDR during the three months ended September 30, 2021 and 2020.

($ in thousands)	For the three months ended September 30, 2021			For the three months ended September 30, 2020
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—	—	—	—
Real estate – construction, land development & other land loans	—	—	—	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	1	2,344	2,344
Consumer loans	—	—	—	—	—	—
Total TDRs arising during period	—	$—	$—	1	$2,344	$2,344

Index
The following table presents information related to loans that were modified in a TDR during the nine months ended September 30, 2021 and 2020.

($ in thousands)	For the nine months ended September 30, 2021			For the nine months ended September 30, 2020
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	$—	2	$143	$143
Real estate – construction, land development & other land loans	—	—	—	1	67	67
Real estate – mortgage – residential (1-4 family) first mortgages	1	33	33	2	75	78
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	1	160	160	—	—	—
Consumer loans	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	3	826	823	—	—	—
Real estate – construction, land development & other land loans	1	75	75	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	263	263	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	3	1,569	1,569	1	2,344	2,344
Consumer loans	—	—	—	—	—	—
Total TDRs arising during period	10	$2,926	$2,923	6	$2,629	$2,632

Accruing TDRs that were modified in the previous twelve months and that defaulted during the three months ended September 30, 2021 and 2020 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

($ in thousands)	For the Three Months Ended September 30, 2021		For the Three Months Ended September 30, 2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	—	$—
Real estate – mortgage – commercial and other	—	—	—	—
Total accruing TDRs that subsequently defaulted	—	$—	—	$—

Index
Accruing TDRs that were modified in the previous twelve months and that defaulted during the nine months ended September 30, 2021 and 2020 are presented in the table below.

($ in thousands)	For the Nine Months Ended September 30, 2021		For the Nine Months Ended September 30, 2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	—	$—
Real estate – mortgage – commercial and other	—	—	1	274
Total accruing TDRs that subsequently defaulted	—	$—	1	$274

Allowance for Credit Losses - Unfunded Loan Commitments

In addition to the allowance for credit losses on loans, the Company maintains an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. Under CECL, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in Note 2. The allowance for credit losses for unfunded loan commitments of $11.1 million and $0.6 million at September 30, 2021 and December 31, 2020, respectively, is separately classified on the balance sheet within the line items "Other Liabilities". The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2021.

($ in thousands)	Total Allowance for Credit Losses - Unfunded Loan Commitments
Beginning balance at December 31, 2020	$582
Adjustment for implementation of CECL on January 1, 2021	7,504
Charge-offs	—
Recoveries	—
Provisions for credit losses on unfunded commitments	2,988
Ending balance at September 30, 2021	$11,074

Allowance for Credit Losses - Securities Held to Maturity
As previously discussed, the allowance for credit losses for securities held to maturity was immaterial at September 30, 2021.
Note 7 – Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2021 and December 31, 2020, and the carrying amount of unamortized intangible assets as of those same dates.

Index

	September 30, 2021		December 31, 2020
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$2,700	1,263	7,613	2,814
Core deposit intangibles	28,440	25,677	28,440	23,832
SBA servicing asset	11,687	5,792	9,976	4,188
Other	1,040	962	1,403	1,232
Total	$43,867	33,694	47,432	32,066
Unamortizable intangible assets:
Goodwill	$231,906		239,272
SBA servicing assets are recorded for the portions of SBA loans that the Company has sold but continues to service for a fee. Servicing assets are initially recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income as an offset to SBA servicing fees within the line item "Other service charges, commissions, and fees." As derived from the table above, the Company had a SBA servicing asset at September 30, 2021 with a remaining book value of $5,895,000. The Company recorded $1,711,000 and $1,492,000 in servicing assets associated with the guaranteed portion of SBA loans sold during the first nine months of 2021 and 2020, respectively. During the first nine months of 2021 and 2020, the Company recorded $1,605,000 and $1,231,000, respectively, in related amortization expense. Included in the amortization expense for the first nine months of 2020 was an impairment charge of approximately $500,000 due to a decrease in the fair value of the asset resulting from deterioration in market conditions at March 31, 2020. At September 30, 2021 and December 31, 2020, the Company serviced for others SBA loans totaling $424.7 million and $395.4 million, respectively.
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
Amortization expense of all other intangible assets, excluding the SBA servicing asset, totaled $695,000 and $928,000 for the three months ended September 30, 2021 and 2020, respectively, and $2,437,000 and $2,961,000 for the nine months ended September 30, 2021 and 2020, respectively.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring on October 31st of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. In addition to the 2020 annual impairment evaluation, due to the COVID-19 pandemic, the Company evaluated its goodwill for impairment at each of the first three quarter ends of 2020, with each evaluation indicating that there was no impairment. Due to improving economic conditions and increases in the Company's stock price and market capitalization at year end 2020 and throughout 2021, no triggering events were identified and therefore, the Company has not performed interim impairment evaluations since the third quarter of 2020.
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

($ in thousands)	Estimated Amortization Expense
October 1, 2021 to December 31, 2021	$642
2022	1,994
2023	1,037
2024	392
2025	213
Thereafter	—
Total	$4,278
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
The Company recorded periodic pension cost totaling $158,000 and $186,000 for the three months ended September 30, 2021 and 2020, respectively, and $475,000 and $617,000 for the nine months ended September 30, 2021 and 2020. The following table contains the components of the pension cost.

	For the Three Months Ended September 30,
($ in thousands)	2021 Pension Plan	2020 Pension Plan	2021 SERP	2020 SERP	2021 Total Both Plans	2020 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	283	303	30	55	313	358
Expected return on plan assets	(264)	(325)	—	—	(264)	(325)
Amortization of net (gain)/loss	106	194	3	(41)	109	153
Net periodic pension cost	$125	172	33	14	158	186

	Nine Months Ended September 30, 2021
($ in thousands)	2021 Pension Plan	2020 Pension Plan	2021 SERP	2020 SERP	2021 Total Both Plans	2020 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	693	917	89	165	782	1,082
Expected return on plan assets	(792)	(976)	—	—	(792)	(976)
Amortization of net (gain)/loss	474	634	11	(123)	485	511
Net periodic pension cost	$375	575	100	42	475	617

The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first nine months of 2021 and does not expect to contribute to the Pension Plan in the remainder of 2021.
The Company’s funding policy with respect to the SERP is to fund the related benefits from the operating cash flow of the Company.

Index
Note 9 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	September 30, 2021	December 31, 2020
Unrealized gain (loss) on securities available for sale	$4,212	20,448
Deferred tax asset (liability)	(968)	(4,699)
Net unrealized gain (loss) on securities available for sale	3,244	15,749

Postretirement plans asset (liability)	(1,332)	(1,817)
Deferred tax asset (liability)	306	418
Net postretirement plans asset (liability)	(1,026)	(1,399)

Total accumulated other comprehensive income (loss)	$2,218	14,350
The following table discloses the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2021 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance at January 1, 2021	$15,749	(1,399)	14,350
Other comprehensive income (loss) before reclassifications	(12,505)	—	(12,505)
Amounts reclassified from accumulated other comprehensive income	—	373	373
Net current-period other comprehensive income (loss)	(12,505)	373	(12,132)

Ending balance at September 30, 2021	$3,244	(1,026)	2,218
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
The following table summarizes the Company’s financial assets that were measured at fair value on a recurring and nonrecurring basis at September 30, 2021.

($ in thousands)
Description of Financial Assets	Fair Value at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$68,608	—	68,608	—
Mortgage-backed securities	2,191,530	—	2,191,530	—
Corporate bonds	44,937	—	44,937	—
Total available for sale securities	$2,305,075	—	2,305,075	—

Presold mortgages in process of settlement	$16,746	16,746	—	—

Nonrecurring
Individually evaluated loans	$12,279	—	—	12,279
Foreclosed real estate	462	—	—	462

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring and nonrecurring basis at December 31, 2020.

($ in thousands)
Description of Financial Assets	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$70,206	—	70,206	—
Mortgage-backed securities	1,337,706	—	1,337,706	—
Corporate bonds	45,220	—	45,220	—
Total available for sale securities	$1,453,132	—	1,453,132	—

Presold mortgages in process of settlement	$42,271	42,271	—	—

Nonrecurring
Impaired loans	$22,142	—	—	22,142
Foreclosed real estate	1,484	—	—	1,484

Index
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
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

Index

($ in thousands)
Description	Fair Value at September 30, 2021	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$7,973	Appraised value	Discounts applied for estimated costs to sell	10%
Individually evaluated loans - cash flow dependent	4,306	PV of expected cash flows	Discount rates used in the calculation of the present value ("PV") of expected cash flows	4%-11% (6.23%)
Foreclosed real estate	462	Appraised value	Discounts for estimated costs to sell	10%

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

The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2021 and December 31, 2020 are as follows:

		September 30, 2021		December 31, 2020
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$80,090	80,090	93,724	93,724
Due from banks, interest-bearing	Level 1	314,103	314,103	273,566	273,566
Securities held to maturity	Level 2	367,893	369,953	167,551	170,734
SBA loans held for sale	Level 2	1,518	1,766	6,077	7,465
Total loans, net of allowance	Level 3	4,806,213	4,799,181	4,678,927	4,661,197
Accrued interest receivable	Level 1	19,422	19,422	20,272	20,272
Bank-owned life insurance	Level 1	133,919	133,919	106,974	106,974
SBA Servicing Asset	Level 3	5,895	6,954	5,788	6,569

Deposits	Level 2	7,432,765	7,433,494	6,273,596	6,275,329
Borrowings	Level 2	60,764	53,962	61,829	53,321
Accrued interest payable	Level 2	609	609	904	904

Commitments to extend credit	Level 3	—	11,074	—	461
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

Note 11 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended		For the Nine Months Ended
$ in thousands	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Noninterest Income
In-scope of ASC 606:
Service charges on deposit accounts:	$3,209	2,567	8,766	8,193
Other service charges, commissions, and fees:
Interchange income (net)	4,405	3,608	12,338	9,580
Other service charges and fees	2,059	2,582	6,144	5,303
Commissions from sales of insurance and financial products:
Insurance income	70	1,477	2,789	4,058
Wealth management income	1,128	880	3,065	2,457
SBA consulting fees	1,128	1,956	6,079	6,722
Noninterest income (in-scope of ASC 606)	11,999	13,070	39,181	36,313
Noninterest income (out-of-scope of ASC 606)	4,512	8,382	19,373	25,037
Total noninterest income	$16,511	21,452	58,554	61,350
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
Commissions from the sale of insurance and financial products: The Company earns commissions from the sale of wealth management products and also earned commissions from the sale of insurance policies until the sale of its insurance subsidiary on June 30, 2021.

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
Insurance income, which was earned by the Company until the sale of its insurance agency on June 30, 2021, generally consisted of commissions from the sale of insurance policies and performance-based commissions from insurance companies. The Company recognized commission income from the sale of insurance policies when it acted as an agent between the insurance company and the policyholder. The Company’s performance obligation was generally satisfied upon the issuance of the insurance policy. Shortly after the policy was issued, the carrier remitted the commission payment to the Company, and the Company recognized the revenue. Performance-based commissions from insurance companies were recognized at a point in time as policies are sold. See Note 15 regarding the Company's sale of its insurance agency operations.
SBA consulting fees: The Company earns fees for its consulting services related to the origination of SBA loans. Fees are based on a percentage of the dollar amount of the originated loans and are recorded when the performance obligation has been satisfied. During 2020, the Company's SBA subsidiary assisted its third-party clients in the origination of PPP loans and charged and received fees for doing so. For several clients, the forgiveness piece of the PPP process, which will occur at a future time, was included in the up-front fees charged. Accordingly, the Company recorded deferred revenue in these cases, with a deferred revenue liability of $1.4 million at December 31, 2020. During the first nine months of 2021, the Company realized approximately $1.2 million of this deferred revenue related to fulfilling a portion of the forgiveness services. At September 30, 2021, the remaining amount of deferred revenue was $0.2 million. These fees will be recorded as income in the period in which the services associated with the forgiveness process are rendered.
The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.
Note 12 – Leases
The Company enters into leases in the normal course of business. As of September 30, 2021, the Company leased seven branch offices for which the land and buildings are leased and eight branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from May 2022 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 21.2 years as of September 30, 2021. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.12% as of September 30, 2021.
Total operating lease expense was $1.9 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively. The right-of-use assets and lease liabilities were $16.9 million and $17.3 million as of September 30, 2021, respectively, and were $17.5 million and $17.9 million as of December 31, 2020, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2021 are as follows.

Index

($ in thousands)
October 1, 2021 to December 31, 2021	$421
2022	1,606
2023	1,580
2024	1,584
2025	1,563
Thereafter	19,051
Total undiscounted lease payments	25,805
Less effect of discounting	(8,482)
Present value of estimated lease payments (lease liability)	$17,323

Note 13 - Shareholders' Equity

Stock Repurchases

During the first nine months of 2021, the Company repurchased approximately 106,744 shares of the Company's common stock at an average stock price of $37.81 per share, which totaled $4 million, under a $20 million repurchase authorization publicly announced in January 2021.

During the first nine months of 2020, the Company repurchased approximately 985,795 shares of the Company's common stock at an average stock price of $29.11 per share, which totaled $28.7 million.
Note 14 - Borrowings
The following tables present information regarding the Company’s outstanding borrowings at September 30, 2021 and December 31, 2020 - dollars are in thousands:

Description	Due date	Call Feature	September 30, 2021	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$91	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	962	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	4,500	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	227	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	45	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	168	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	168	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	345	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	2.83% at 9/30/21 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.51% at 9/30/21 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.13% at 9/30/21 adjustable rate 3 month LIBOR + 2.00%
Total borrowings/ weighted average rate as of		September 30, 2021	$63,210	2.14%
Unamortized discount on acquired borrowings			(2,446)
Total borrowings			$60,764

Index

Description	Due date	Call Feature	December 31, 2020	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	124	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	991	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	5,500	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	235	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	49	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	174	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	174	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	355	0.50% fixed
Other Borrowing	4/7/2022	None	103	1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	2.91% at 12/31/2020 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.61% at 12/31/2020 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.24% at 12/31/2020 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2020			$64,409	2.22%
Unamortized discount on acquired borrowings			(2,580)
Total borrowings			$61,829

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

Note 16 - Subsequent Event

On October 15, 2021, the Company completed its acquisition of Select Bancorp, Inc. (“Select”), the parent company of Select Bank and Trust Company ("Select Bank"), pursuant to an Agreement and Plan of Merger and Reorganization dated June 1, 2021. Based on the exchange ratio in that Agreement of 0.408 shares of Company common stock for each share of Select common stock, the Company issued 7,070,371 shares in the acquisition, with total merger consideration amounting to approximately $325.8 million.

Select Bank operated 22 banking locations in North Carolina, South Carolina, and Virginia. As of the acquisition date, Select had assets of $1.8 billion, gross loans of $1.3 billion and deposits of $1.6 billion.

As of the filing of this report, the Company has not completed the fair value measurements of the assets, liabilities, and identifiable intangible assets of Select.

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
Allowance for Credit Losses on Loans and Unfunded Commitments
The allowance for credit losses (ACL) on loans, which is presented as a reduction of loans outstanding, and the allowance for unfunded commitments, which is recorded within Other Liabilities require high degrees of judgement. Each of these allowances reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its allowance for credit losses on loans and off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of these items involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL on loans and unfunded commitments reflect management’s best estimates within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust either of these items for management’s current estimate of expected credit losses. See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 6 — Loans, Allowance for Credit Losses and Asset Quality Information - in this Quarterly Report on Form 10-Q, and “Allowance for Credit Losses and Provision for Credit Losses” below.
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

Index
At September 30, 2021, we had two reporting units – 1) First Bank with $227.6 million in goodwill, and 2) SBA activities, including SBA Complete and our SBA Lending Division, with $4.3 million in goodwill. If the carrying value of a reporting unit were ever to exceed its fair value, we would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.
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

Recent Developments: COVID-19
Our market areas and local economies continue to show signs of recovery from the impact of the COVID-19 pandemic, as vaccinations have reduced COVID-19 cases. Most of our employees that had worked remotely during the pandemic returned to work in the office in June 2021. After experiencing lower loan demand during the pandemic period from March 2020 to March 2021 (excluding PPP loans), we experienced high growth in the second and third quarters of 2021, with non-PPP loans increasing by a total $420 million over that six month period, which represents 18.1% annualized growth. The high deposit growth that we experienced beginning at the onset of the pandemic has continued in 2021, with total deposits increasing $1.2 billion thus far in the year, which represents annualized growth of 24.7%. The high deposit growth was likely due to a combination of stimulus funds, changes in customer behaviors during the pandemic, and a flight to quality to FDIC-insured banks, as well as our ongoing deposit growth initiatives. Low interest rates have also resulted in high levels of mortgage loan refinancings, which increased our mortgage loan sales income, but reduced our level of mortgage loans outstanding. Thus far our asset quality ratios have remained favorable, with continued low levels of nonperforming assets and low loan charge-offs. While recent trends have been favorable, we remain uncertain of the future impact of COVID-19 on the Company and its market areas.

Also see Note 1 to the Consolidated Financial Statements for additional information.

FINANCIAL OVERVIEW

Net income amounted to $27.6 million, or $0.97 per diluted common share, for the three months ended September 30, 2021, an increase of 19.8% on a per share basis, compared to $23.3 million, or $0.81 per diluted common share, recorded in the third quarter of 2020. For the nine months ended September 30, 2021, net income amounted to $85.1 million, or $2.99 per diluted common share, compared to $57.8 million, or $1.99 per diluted common share, for the nine months ended September 30, 2020, an increase of 50.3%. The higher earnings for both periods in 2021 were primarily driven by lower credit costs compared to 2020.

Net Interest Income and Net Interest Margin

Net interest income for the third quarter of 2021 was $58.6 million, a 7.0% increase from the $54.7 million recorded in the third quarter of 2020. Net interest income for the first nine months of 2021 was $172.6 million, a 6.4% increase from the $162.1 million recorded in the comparable period of 2020. The increases in net interest income

Index
for the periods presented were primarily due to higher levels of interest-earning assets and higher amortization of PPP loan fees, the effects of which were partially offset by lower net interest margins.

Our net interest margin (a non-GAAP measure calculated by dividing tax-equivalent net interest income by average earning assets) for the third quarter of 2021 was 3.03%, which was 45 basis points lower than the 3.48% realized in the third quarter of 2020. For the nine months ended September 30, 2021, our net interest margin was 3.17% compared to 3.63% for the same period of 2020. The declines in 2021 were primarily due to the impact of lower interest rates and the lower incremental reinvestment rates realized from funds provided by our high deposit growth.

Allowance for Credit Losses on Loans, Provisions for Loan Losses and Unfunded Commitments, and Asset Quality

On January 1, 2021, the Company adopted the Current Expected Credit Loss (CECL) methodology for estimating credit losses, which resulted in an adoption-date increase of $14.6 million in the Company's allowance for loan losses and an increase of $7.5 million in the Company's allowance for unfunded commitments. The tax-effected impact of those two items amounted to $17.1 million and was recorded as an adjustment to the Company's retained earnings as of January 1, 2021.

We recorded a negative provision for loan losses of $1.4 million (reduction of the allowance for loan losses) for both the three and nine months ended September 30, 2021 compared to provisions for loan losses of $6.1 million and $31.0 million in the comparable periods of 2020, respectively. The high provisions in 2020 were primarily related to estimated incurred losses associated with the pandemic that was emerging at the time. Under the CECL methodology for providing for loan losses, we reversed $1.4 million in provision for loan losses during the third quarter of 2021 due to improving asset quality and improving economic forecasts.

During the three and nine months ended September 30, 2021, using the CECL methodology, we recorded a $1.0 million and $3.0 million in provision for unfunded commitments, respectively. The provisions for 2021 were recorded primarily due to increases in construction and land development loan commitments during the second and third quarters of 2021 that had not been funded as of quarter end. Our allowance for unfunded commitments at September 30, 2021 amounted to $11.1 million and is recorded within the line item "Other liabilities".

Annualized net loan charge-offs to average loans amounted to 0.00% for the third quarter of 2021 compared to annualized net recoveries to average loans of 0.06% in the third quarter of 2020. For the nine months ended September 30, 2021, annualized net charge-offs to average loans amounted to 0.05% compared to 0.09% for the same period of 2020.

Total nonperforming assets amounted to $41 million at September 30, 2021, or 0.48% of total assets, compared to $47 million, or 0.64% of total assets, at December 31, 2020.

Noninterest Income

Total noninterest income for the third quarter of 2021 was $16.5 million, a 23.0% decrease from the $21.5 million recorded for the third quarter of 2020. For the nine months ended September 30, 2021 and 2020, total noninterest income was $58.9 million and $61.4 million, respectively, a decline of 4.6%. These declines were the result of a variety of factors. See additional discussion below.

Noninterest Expenses

Noninterest expenses amounted to $40.8 million and $40.4 million in the third quarters of 2021 and 2020, respectively, an increase of 0.9%. Noninterest expenses amounted to $121.9 million and $119.4 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of 2.1%. Impacting these comparisons are the Company's acquisition of a business financing subsidiary on September 1, 2020, which has a current annual expense base of approximately $1.4 million and the sale of the Company's insurance subsidiary on June 30, 2021, which had an expense base of approximately $4.7 million. See additional discussion below.

Income Taxes

Our effective tax rates were 20.1% and 21.4% for the three months ended September 30, 2021 and 2020, respectively, and 20.9% and 20.8% for the nine months September 30, 2021 and 2020, respectively.

Index
Balance Sheet and Capital

Total assets at September 30, 2021 amounted to $8.5 billion, a 16.5% increase from December 31, 2020. The growth was driven by a significant increase in deposits.

Total loans amounted to $4.9 billion at September 30, 2021, an increase of $139 million, or 2.9% from December 31, 2020. Loan growth for the nine months ended September 30, 2021, exclusive of PPP loans, was $312 million, an annualized growth rate of 8.8%. A combination of low interest rates and economic recovery from the pandemic contributed to our 2021 loan growth.

Total deposits amounted to $7.4 billion at September 30, 2021, an increase of $1.2 billion, or 18.5%, from December 31, 2020. Deposit growth for the nine months ended September 30, 2021 amounted to $1.2 billion, an annualized growth rate of 24.7%. The high deposit growth is believed to be due to a combination of stimulus funds and changes in customer behaviors during the pandemic, as well as ongoing growth initiatives by the Company.

We have deployed excess liquidity into investment securities, which amounted to $2.7 billion at September 30, 2021, an increase of $1.1 billion, or 64.9%, compared to December 31, 2020.

We remain well-capitalized by all regulatory standards, with an estimated Total Risk-Based Capital Ratio at September 30, 2021 of 14.73% compared to 15.37% reported at December 31, 2020.

Other Business Matters

On June 30, 2021, we completed the sale of the operations and substantially all of the operating assets of our property and casualty insurance agency subsidiary, First Bank Insurance Services, for an initial purchase price valued at $13.0 million and a future earn-out payment of up to $1.0 million. We recorded a gain of $1.7 million related to the sale. Approximately $10.2 million of intangible assets were derecognized from our balance sheet as a result of this transaction, including $7.4 million in goodwill and $2.8 million in other intangibles.

On October 15, 2021, we completed the acquisition of Select Bancorp, Inc., headquartered in Dunn, North Carolina, which operated 22 branches and had approximately $1.8 billion in assets as of the acquisition date. The acquisition increased our market share in several existing markets, including the Triad, Triangle and Charlotte markets of North Carolina, as well as provided entry into several new markets, including Dunn, Goldsboro and Elizabeth City, North Carolina. The financial position and earnings related to this acquisition will be included for the first time in the Company's financial results for the fourth quarter of 2021.
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
Net interest income for the third quarter of 2021 was $58.6 million, an increase of $3.8 million, or 7.0%, from the $54.7 million recorded in the third quarter of 2020. Net interest income on a tax-equivalent basis for the three month period ended September 30, 2021 amounted to $59.1 million, an increase of $4.0 million, or 7.4%, from the $55.1 million recorded in the third quarter of 2020.
Net interest income for the first nine months of 2021 was $172.6 million, an increase of $10.4 million, or 6.4%, from the $162.1 million recorded in the comparable period of 2020. Net interest income on a tax-equivalent basis for the nine month period ended September 30, 2021 amounted to $174.1 million, an increase of $11.0 million, or 6.7%, from the $163.1 million recorded in the first nine months of 2020.

Index

($ in thousands)	Three Months Ended September 30		Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest income, as reported	$58,553	54,733	$172,550	162,116
Tax-equivalent adjustment	576	347	1,536	1,011
Net interest income, tax-equivalent	$59,129	55,080	$174,086	163,127

There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).
For the three and nine months ended September 30, 2021, the increases in net interest income compared to the same periods in 2020 were primarily due to higher levels of interest-earning assets and the recognition of PPP loan fees, the effects of which were partially offset by lower net interest margins
The following table presents an analysis of net interest income.

Index

	For the Three Months Ended September 30,
	2021			2020
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$4,820,007	4.09%	$50,957	$4,785,848	4.38%	$52,739
Taxable securities	2,274,336	1.46%	8,381	973,183	2.03%	4,958
Non-taxable securities	193,511	1.41%	688	39,754	1.89%	189
Short-term investments, primarily interest-bearing cash	447,759	0.47%	528	495,771	0.64%	802
Total interest-earning assets	7,735,613	3.11%	60,554	6,294,556	3.71%	58,688

Cash and due from banks	82,204			89,282
Premises and equipment	123,190			116,660
Other assets	378,320			403,614
Total assets	$8,319,327			$6,904,112

Liabilities
Interest bearing checking	$1,349,796	0.06%	$194	$1,065,485	0.10%	$273
Money market deposits	1,865,477	0.13%	613	1,407,314	0.29%	1,014
Savings deposits	617,064	0.06%	96	483,089	0.12%	152
Time deposits >$100,000	504,437	0.44%	558	604,887	1.15%	1,747
Other time deposits	214,686	0.30%	165	236,672	0.58%	347
Total interest-bearing deposits	4,551,460	0.14%	1,626	3,797,447	0.37%	3,533
Borrowings	60,822	2.45%	375	81,362	2.06%	422
Total interest-bearing liabilities	4,612,282	0.17%	2,001	3,878,809	0.41%	3,955

Noninterest bearing checking	2,728,815			2,085,345
Other liabilities	59,244			61,633
Shareholders’ equity	918,986			878,325
Total liabilities and shareholders’ equity	$8,319,327			$6,904,112

Net yield on interest-earning assets and net interest income		3.00%	$58,553		3.46%	$54,733
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.03%	$59,129		3.48%	$55,080

Interest rate spread		2.94%			3.30%

Average prime rate		3.25%			3.25%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization (including deferred PPP fees), in the amounts of $1,949 and $1,267 for the three months ended September 30, 2021 and 2020, respectively.
(2) Includes accretion of discount on acquired and SBA loans of $1,227 and $1,555 for the three months ended September 30, 2021 and 2020, respectively.
(3)   Includes tax-equivalent adjustments of $576 and $347 in 2021 and 2020, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Nine Months Ended September 30,
	2021			2020
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$4,728,258	4.36%	$154,325	$4,679,479	4.57%	$160,000
Taxable securities	2,030,491	1.45%	22,081	859,800	2.36%	15,203
Non-taxable securities	131,263	1.51%	1,487	26,471	2.37%	470
Short-term investments, primarily interest-bearing cash	453,267	0.53%	1,809	432,782	0.83%	2,688
Total interest-earning assets	7,343,279	3.27%	$179,702	5,998,532	3.97%	178,361

Cash and due from banks	83,115			80,523
Premises and equipment	122,605			115,303
Other assets	373,918			411,290
Total assets	$7,922,917			$6,605,648

Liabilities
Interest bearing checking	$1,278,103	0.07%	$685	$979,339	0.13%	$948
Money market deposits	1,764,857	0.18%	2,330	1,302,021	0.37%	3,617
Savings deposits	579,595	0.08%	338	454,805	0.17%	568
Time deposits >$100,000	528,589	0.53%	2,097	627,025	1.49%	6,996
Other time deposits	219,031	0.34%	563	243,404	0.69%	1,251
Total interest-bearing deposits	4,370,175	0.18%	6,013	3,606,594	0.50%	13,380
Borrowings	61,180	2.49%	1,139	228,295	1.68%	2,865
Total interest-bearing liabilities	4,431,355	0.22%	7,152	3,834,889	0.57%	16,245

Noninterest bearing checking	2,534,262			1,840,133
Other liabilities	57,839			61,056
Shareholders’ equity	899,461			869,570
Total liabilities and shareholders’ equity	$7,922,917			$6,605,648

Net yield on interest-earning assets and net interest income		3.14%	$172,550		3.61%	$162,116
Net yield on interest-earning assets and net interest income – tax-equivalent (2)		3.17%	$174,086		3.63%	$163,127

Interest rate spread		3.05%			3.40%

Average prime rate		3.25%			3.64%
(1)    Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization (including deferred PPP fees), in the amounts of $7,524 and $2,844 for the nine months ended September 30, 2021 and 2020, respectively.
(2) Includes accretion of discount on acquired and SBA loans of $6,199 and $4,789 for the nine months ended September 30, 2021 and 2020, respectively.
(3)   Includes tax-equivalent adjustments of $1,536 and $1,011 in 2021 and 2020, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index
Average loans outstanding for the third quarter of 2021 were $4.820 billion, which was $34 million, or 0.7%, higher than the $4.786 billion of average loans outstanding for the third quarter of 2020. Excluding PPP loan balances, our level of outstanding loans trended downward from the onset of the pandemic in March 2020 through March 2021, due to the negative impact of high mortgage loan refinancing activity, commercial loan payoffs, and soft demand arising from the pandemic. As discussed below, we experienced strong loan growth in the second and third quarters of 2021.
Average loans outstanding for the nine months ended September 30, 2021 were $4.728 billion, which was $49 million, or 1.0%, higher than the $4.679 billion of average loans outstanding for the comparable period of 2020. The higher amount of average loans outstanding in 2021 was primarily due to the origination of PPP loans since March 31, 2020. The average balance of PPP loans outstanding for the nine months ended September 30, 2021 and 2020 were $184 million and $142 million, respectively.
As derived from the tables above, our average balance of total securities grew by $1.455 billion, or 143.6%, when comparing the third quarter of 2021 to the third quarter of 2020, and $1.275 billion, or 143.9% when comparing the first nine months of 2021 to the first nine months of 2020. These increases were due to higher levels of investment purchases arising from the cash provided by the high deposit growth experienced in recent periods, as discussed in the following paragraph.
Average total deposits outstanding for the third quarter of 2021 were $7.280 billion, which was $1.397 billion, or 23.8%, higher than the average deposits outstanding for the third quarter of 2020 ($5.883 billion). Average total deposits outstanding for the first nine months of 2021 were $6.904 billion, which was $1.458 billion, or 26.8%, higher than the average deposits outstanding for the first nine months of 2020 ($5.447 billion). The majority of the growth has occurred in our transaction deposit accounts (noninterest bearing checking, interest bearing checking, money market and savings accounts). We believe the high deposit growth was likely due to a combination of stimulus funds, changes in customer behaviors during the pandemic, and a flight to quality to FDIC-insured banks, as well as our ongoing deposit growth initiatives.
We also utilized funds provided by our high deposit growth to pay down a substantial portion of our borrowings since the prior year. Average borrowings decreased $20.5 million, or 25.2%, when comparing the third quarter of 2021 to the third quarter of 2020, and $167 million, or 73.2%, when comparing the first nine months of 2021 to the first nine months of 2020.
The net result of the balance sheet growth discussed above was that our average interest-earning assets for the three and nine months ended September 30, 2021 were 22.9% and 22.4% higher than for the comparable periods in 2020, respectively. As it relates to the net interest income we recorded, the impact from the higher average interest-earning assets more than offset the impact of the decline in our net interest margin, which is discussed below.
See additional information regarding changes in our loans and deposits in the section below entitled “Financial Condition.”

Our net interest margin (a non-GAAP measure calculated by dividing tax-equivalent net interest income by average earning assets) for the third quarter of 2021 was 3.03%, which was 45 basis points lower than the 3.48% realized in the third quarter of 2020. For the nine months ended September 30, 2021, our net interest margin was 3.17% compared to 3.63% for the same period of 2020. The declines in 2021 were primarily due to the impact of lower interest rates and the lower incremental reinvestment rates realized from funds provided by our high deposit growth.

From August 2019 to March 2020, the Federal Reserve cut interest rates by 225 basis points, which played a significant role in our asset yields declining by more than our cost of funds since those interest rate cuts. In comparing the first nine months of 2021 to the first nine months of 2020, our yield on interest-earning assets declined by 70 basis points compared to a 35 basis point decline in the cost of our interest-bearing liabilities. See additional discussion in Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Another factor negatively impacting our net interest margin has been our high deposit growth, which, due to lower loan growth, has resulted in a higher percentage of our earning assets being comprised of short-term investments and securities, each of which generally yield less than loans. Average short-term investments and securities comprised 35.6% of average interest-earning assets for the first nine months of 2021 compared to 22.0% in the first nine months of 2020.

Index
In the first nine months of 2021, we processed $286 million in PPP loan forgiveness payments, out of a total of $353 million in PPP loans originated in 2020 and 2021, which resulted in $67 million in remaining PPP loans at September 30, 2021. Including accelerated amortization arising from forgiveness, we recorded $2.1 million in PPP fees in third quarter of 2021 compared to $1.2 million for the third quarter of 2020. For the nine months ended September 30, 2021, we recorded $7.8 million in PPP fees compared to $2.4 million for the same period of 2020. At September 30, 2021, we have $4.3 million in remaining deferred PPP loan fees.

We recorded loan discount accretion of $1.2 million in the third quarter of 2021 compared to $1.6 million in the third quarter of 2020. For the nine months ended September 30, 2021 and 2020, loan discount accretion amounted to $6.2 million and $4.8 million, respectively, with the 2021 increase being due to payoffs received on several former loss share loans in the second quarter of 2021, which resulted in $2.3 million of discount accretion. Loan discount accretion had a 6 basis point impact on the net interest margin in the third quarter of 2021 compared to a 10 basis point impact in the third quarter of 2020. For the first nine months of 2021 and 2020, loan discount accretion had a 11 basis point impact and a 10 basis point impact, respectively, on the net interest margin.
See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

We recorded a negative provision for loan losses of $1.4 million (reduction of the allowance for credit losses on loans) for both the three and nine months ended September 30, 2021 compared to provisions for loan losses of $6.1 million and $31.0 million in the comparable periods of 2020, respectively. The high provisions in 2020 were primarily related to estimated incurred losses associated with the pandemic that was emerging at the time. Under the CECL methodology for providing for loan losses, we reversed $1.4 million in provision for loan losses during the third quarter of 2021 due to improving asset quality and improving economic forecasts. See additional discussion below in the section "Allowance for Credit Losses and Provision for Credit Losses."

During the three and nine months ended September 30, 2021, using the CECL methodology, we recorded a $1.0 million and $3.0 million in provision for unfunded commitments, respectively. The provisions for 2021 were recorded primarily due to increases in construction and land development loan commitments during the second and third quarters of 2021 that had not been funded as of quarter end. Our allowance for unfunded commitments at September 30, 2021 amounted to $11.1 million and is recorded within the line item "Other liabilities".

Total noninterest income for the third quarter of 2021 was $16.5 million, a 23.0% decrease from the $21.5 million recorded for the third quarter of 2020. For the nine months ended September 30, 2021 and 2020, total noninterest income was $58.9 million and $61.4 million, respectively, a decline of 4.6%.

Service charges on deposit accounts amounted to $3.2 million for the third quarter of 2021, a 25.0% increase from the $2.6 million recorded in the third quarter of 2020, with the third quarter of 2020 having declined significantly from historical levels at the onset of the pandemic. For the nine months ended September 30, 2021 and 2020, service charges on deposit accounts amounted to $8.8 million and $8.2 million, respectively, an increase of 7.0%.

Other service charges, commissions and fees amounted to $6.5 million for the third quarter of 2021, an increase of 4.4% from the $6.2 million for the third quarter of 2020. For the nine months ended September 30, 2021 and 2020, other service charges, commissions and fees amounted to $18.5 million and $14.9 million, respectively, an increase of 24.2%. The increases were primarily due to higher bankcard revenue which totaled $13.4 million and $10.1 million for the nine months ended September 30, 2021 and 2020, respectively. The number of credit and debit card transactions have increased significantly since the onset of the pandemic. In connection with the Company's expectation that it will exceed $10 billion in total assets at December 31, 2021, it is expected that bankcard revenue will be impacted by the limit on debit card interchange fees effected by the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 by approximately $10 million on an annual basis beginning July 1, 2022, the effects of which we expect will be partially offset by our planned elimination of rewards paid to customers on debit card transactions amounting to $1-$1.5 million, which is recorded in the "Other operating expenses" line of the consolidated statement of income.

Fees from presold mortgages amounted to $2.1 million for the third quarter of 2021, a decrease of 56.9%, compared to $4.9 million in the third quarter of 2020. For the first nine months of 2021 and 2020, fees from presold mortgages amounted to $8.9 million and $9.7 million, respectively, a decline of 8.3%. Mortgage loan volumes increased significantly beginning in the second quarter of 2020 at the onset of the pandemic primarily due to declines in interest rates. Beginning in the second quarter of 2021, mortgage loan volumes declined due to increases in mortgage interest rates.

Index
Commissions from sales of insurance and financial products amounted to $1.2 million for the third quarter of 2021 compared to $2.4 million in the third quarter of 2020. For the first nine months of 2021 and 2020, commissions from sales of insurance and financial products amounted to $5.9 million and $6.5 million, respectively. The declines in 2021 are due to the sale of our property and casualty insurance agency subsidiary on June 30, 2021.

SBA consulting fees amounted to $1.1 million for the third quarter of 2021 compared to $2.0 million for the third quarter of 2020. For the nine months ended September 30, 2021 and 2020, SBA consulting fees amounted to $6.1 million and $6.7 million, respectively. In the second quarter of 2020, our SBA subsidiary, SBA Complete, began earning origination and servicing fees related to assisting client banks with PPP loans. The fees associated with that PPP loan assistance declined significantly in the third quarter of 2021, as the client banks' PPP loans were forgiven.

SBA loan sale gains amounted to $1.7 million for the third quarter of 2021 compared to $2.9 million in the third quarter of 2020, with the decline being primarily being due to the timing of loan sales. For the first nine months of 2021 and 2020, SBA loan sale gains amounted to $7.0 million and $5.5 million, respectively. Gains for the first nine months of 2021 were favorably impacted by the SBA increasing the marketable, guaranteed percentage on most loans from 75% to 90% as part of the economic relief package.

During the second quarter of 2020, we realized securities gains of $8.0 million, whereas there were no securities sales during the first nine months of 2021.

Other gains (losses) amounted to a gain of $1.5 million in the first nine months of 2021, primarily due to a $1.7 million gain recorded in the second quarter of 2021 related to the sale of our insurance subsidiary.

Noninterest expenses amounted to $40.8 million and $40.4 million in the third quarters of 2021 and 2020, respectively, an increase of 0.9%. Noninterest expenses amounted to $121.9 million and $119.4 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of 2.1%. Impacting these comparisons are the Company's acquisition of a business financing subsidiary on September 1, 2020, which has a current annual expense base of approximately $1.4 million and the sale of the Company's insurance subsidiary on June 30, 2021, which had an expense base of approximately $4.7 million.
Personnel expense, which includes salaries expense and employee benefit expense, decreased 3.6% to $25.1 million in the third quarter of 2021 from $26.0 million in the third quarter of 2020. For the nine months ended September 30, 2021 and 2020, personnel expense amounted to $75.1 million and $75.2 million, respectively, a decrease of 0.1%. Personnel expense decreased for both periods due primarily to the sale of our insurance subsidiary on June 30, 2021.
The combined amount of occupancy and equipment expense decreased among the periods presented primarily due to the sale of our insurance subsidiary, amounting to $3.7 million and $3.9 million for the three month periods ending September 30, 2021 and 2020, respectively, and $11.4 million and $11.8 million for the nine month periods ending September 30, 2021 and 2020, respectively.
Merger expenses amounted to $0.3 million and $0.7 million for the three and nine months ended September 30, 2021, compared to none in 2020. On June 1, 2021, the Company announced an acquisition agreement with Select and the Company completed the acquisition on October 15, 2021. See Note 16 for additional information on the acquisition.
Intangibles amortization expense decreased from $0.9 million in the third quarter of 2020 to $0.7 million in the third quarter of 2021, and decreased from $3.0 million in the first nine months of 2020 to $2.4 million in the first nine months of 2021. The declines were primarily a result of the amortization of intangible assets associated with acquisitions that typically have amortization schedules that decline over time.
Other operating expenses amounted to $11.0 million for the third quarter of 2021 compared to $9.5 million in the third quarter of 2020, an increase of 16.2%, and $32.3 million in the first nine months of 2021 compared to $29.3 million in the first nine months of 2020, an increase of 10.3%. The increases in 2021 were primarily a result of higher bankcard and technology expenses.
For the three months ended September 30, 2021 and 2020, the provision for income taxes was $7.0 million, an effective tax rate of 20.1%, and $6.3 million, an effective tax rate of 21.4%, respectively. For the nine months ended

Index
September 30, 2021 and 2020, the provision for income taxes was $22.5 million, an effective tax rate of 20.9%, and $15.2 million, an effective tax rate of 20.8%, respectively.
The consolidated statements of comprehensive income reflect other comprehensive income of $2.9 million during the third quarter of 2021 compared to other comprehensive income of $0.1 million during the third quarter of 2020. For the first nine months of 2021, the consolidated statements of comprehensive income reflect other comprehensive loss of $12.1 million compared to other comprehensive income of $12.4 million for the comparable period of 2020. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains (losses) of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. The variances in unrealized gains/losses for the periods presented were consistent with the changes in market interest rates. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.
FINANCIAL CONDITION
Total assets at September 30, 2021 amounted to $8.5 billion, a 14.6% increase from December 31, 2020. Total loans at September 30, 2021 amounted to $4.9 billion, a 2.9% increase from December 31, 2020, and total deposits amounted to $7.4 billion, a 18.5% increase from December 31, 2020.
The following table presents information regarding the nature of changes in our levels of loans and deposits for the first nine months of 2021.

$ in thousands
January 1, 2021 to September 30, 2021	Balance at beginning of period	Internal Growth, net	Growth from Acquisitions	Balance at end of period	Total percentage growth
Total loans	$4,731,315	138,526	—	4,869,841	2.9%

Deposits – Noninterest bearing checking	2,210,012	555,348	—	2,765,360	25.1%
Deposits – Interest bearing checking	1,172,022	274,237	—	1,446,259	23.4%
Deposits – Money market	1,581,364	317,808	—	1,899,172	20.1%
Deposits – Savings	519,266	107,350	—	626,616	20.7%
Deposits – Brokered	20,222	(12,807)	—	7,415	(63.3)%
Deposits – Internet time	249	(249)	—	—	(100.0)%
Deposits – Time>$100,000	543,894	(68,179)	—	475,715	(12.5)%
Deposits – Time<$100,000	226,567	(14,339)	—	212,228	(6.3)%
Total deposits	$6,273,596	1,159,169	—	7,432,765	18.5%

As derived from the table above, for the first nine months of 2021, loans increased $138.5 million, or 2.9%. Loan growth for the period, excluding PPP loans, was $312 million, or 8.8% annualized. Our level of outstanding loans has been negatively impacted by high mortgage loan refinancing activity, commercial loan payoffs, and the generally soft demand during the pandemic through March 2021. However, in the second and third quarters of 2021, we experienced strong, non-PPP loan growth of $244 million and $176 million, respectively, or annualized growth rates of 22.3% and 14.6%, respectively. We believe the growth was as a result of our local economies recovering from the pandemic, as well as our increased willingness to meet competitor loan terms, including interest rate and loan structure.

PPP loans amounted to $67 million and $241 million at September 30, 2021 and December 31, 2020, respectively. In 2021, we originated $112 million in new PPP loans and processed $286 million in PPP forgiveness payments related to both 2020 and 2021 originations.

The mix of our loan portfolio has shifted to a certain extent in 2021. Real estate - mortgage - commercial and other loans have increased from 43% of our total loan portfolio at December 31, 2020 to 50% of our total loan portfolio at September 30, 2021, as our loan growth during 2021 has been concentrated in larger commercial real estate loans.

Index
Commercial, financial, and agricultural loans have declined from 17% to 12% over the same period due primarily to the forgiveness and payoffs of PPP loans. Real estate - mortgage - residential loans have declined slightly from 21% to 19% as customers have refinanced their mortgages with other lenders due to the low mortgage interest rates in the market. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan. Note 6 to the consolidated financial statements presents additional detailed information regarding our mix of loans.
After experiencing 27.2% deposit growth for calendar year 2020, we have continued to experience high growth during 2021. For the nine month period ended September 30, 2021, total deposits increased by $1.159 billion, or 18.5% (24.7% annualized) to $7.4 billion, an increase of $1.2 billion, or 18.5%, from December 31, 2020. Deposit growth in our transaction accounts (checking, money market and savings), was especially strong, ranging from 20-25% growth for the nine month period. We believe this high deposit growth has likely been due to a combination of stimulus funds, changes in customer behaviors during the pandemic, and a flight to quality to FDIC-insured banks, as well as our ongoing deposit growth initiatives. We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.
Due primarily to our deposit growth exceeding our loan growth, our liquidity levels have increased. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 31.4% at December 31, 2020 to 40.9% at September 30, 2021.
Nonperforming Assets
Nonperforming assets include nonaccrual loans, TDRs, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	As of/for the quarter ended September 30, 2021	As of/for the quarter ended December 31, 2020
Nonperforming assets
Nonaccrual loans	$31,268	35,076
TDRs – accruing	7,600	9,497
Accruing loans >90 days past due	—	—
Total nonperforming loans	38,868	44,573
Foreclosed real estate	1,819	2,424
Total nonperforming assets	$40,687	46,997

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	—%	0.07%
Nonperforming loans to total loans	0.80%	0.94%
Nonperforming assets to total assets	0.48%	0.64%
Allowance for loan losses to total loans	1.31%	1.11%
Allowance for loan losses to nonperforming loans	163.71%	117.53%

As shown in the table above, nonperforming assets decreased from December 31, 2020 to September 30, 2021, which was primarily driven by the sale of one nonaccrual relationship amounting to $5.6 million. Due to the continued impact of government stimulus and relief programs, the nonperforming asset level at September 30, 2021 may not reflect the full impact of COVID-19.
We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.
At September 30, 2021, total nonaccrual loans amounted to $31.3 million, compared to $35.1 million at December 31, 2020. As noted above, the decrease was primarily driven by the sale of one borrower relationship.

Index
The following is the composition, by loan type, of all of our nonaccrual loans at each period end.

($ in thousands)	At September 30, 2021	At December 31, 2020
Commercial, financial, and agricultural	$9,529	9,681
Real estate – construction, land development, and other land loans	373	643
Real estate – mortgage – residential (1-4 family) first mortgages	4,334	6,048
Real estate – mortgage – home equity loans/lines of credit	1,018	1,333
Real estate – mortgage – commercial and other	15,923	17,191
Consumer loans	91	180
Total nonaccrual loans	$31,268	35,076
In the table above, nonaccrual loans arising from our SBA division totaled $17.4 million and $18.4 million at September 30, 2021 and December 31, 2020, respectively. The unguaranteed portions of those SBA loans totaled $12.0 million and $12.1 million as of the same periods, respectively. As of September 30, 2021, SBA loans accounted for approximately $9.0 million of our nonaccrual loans in the "Commercial, financial and agricultural” category and $8.4 million of our nonaccrual loans in the "Real estate - mortgage - commercial and other" category. As of December 31, 2020, SBA loans accounted for approximately $9.3 million of our nonaccrual loans in the "Commercial, financial and agricultural” category and $9.1 million of our nonaccrual loans in the "Real estate - mortgage - commercial and other" category. Our SBA loans have been the category of loans most impacted by the effects of the pandemic.
TDRs are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At September 30, 2021, total accruing TDRs amounted to $7.6 million, compared to $9.5 million at December 31, 2020, with the decrease being attributed to several TDRs paying off during the period. COVID-19 related deferrals, which amounted to $1.8 million at September 30, 2021, are excluded from TDR consideration at September 30, 2021.
The following table presents geographic information regarding our nonperforming loans (nonaccrual loans and accruing TDRs) at September 30, 2021.

	As of September 30, 2021
($ in thousands)	Total Nonperforming Loans	Total Loans	Nonperforming Loans to Total Loans	Total Foreclosed Real Estate
Region (1)
Eastern Region (NC)	$5,219	1,156,041	0.45%	$353
Central Region (NC)	5,456	877,288	0.62%	233
Triad Region (NC)	4,320	621,319	0.70%	362
Western Region (NC)	2,559	622,897	0.41%	124
Triangle Region (NC)	266	458,771	0.06%	—
Charlotte Region (NC)	959	455,231	0.21%	591
Southern Piedmont Region (NC)	2,050	160,666	1.28%	3
South Carolina Region	545	215,720	0.25%	115
SBA loans	17,385	151,060	11.51%	38
PPP loans	—	66,876	—%	—
Other	109	83,972	0.13%	—
Total	$38,868	4,869,841	0.80%	$1,819
(1)The counties comprising each region are as follows:
Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Pitt, Onslow, Carteret
Central North Carolina Region - Randolph, Chatham, Montgomery, Stanley, Moore, Richmond, Lee, Harnett, Cumberland
Triad North Carolina Region - Davidson, Rockingham, Guilford, Forsyth, Alamance
Western North Carolina Region – Buncombe, Henderson, McDowell, Madison, Transylvania
Triangle North Carolina Region - Wake
Charlotte North Carolina Region - Iredell, Cabarrus, Rowan, Mecklenburg

Index
Southern Piedmont North Carolina Region - Scotland, Robeson, Bladen
South Carolina Region - Chesterfield, Dillon, Florence
SBA loans - loans originated on a national basis through the Company's SBA Lending Division
PPP loans - loans originated through the SBA's Paycheck Protection Program
Other includes loans originated through the Company's Credit Card Division and our former Virginia region

As reflected in Note 6 to the financial statements, total classified loans were $53.3 million at September 30, 2021 compared to $60.5 million at December 31, 2020. Loans graded special mention were $40.7 million at September 30, 2021 compared to $61.3 million at December 31, 2020. Thus far, except for SBA loans, which is a relatively small portion of total loans, our loan portfolio has not shown significant signs of stress related to the pandemic.
Foreclosed real estate includes primarily foreclosed properties. Total foreclosed real estate amounted to $1.8 million at September 30, 2021 and $2.4 million at December 31, 2020. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and favorable overall asset quality.

We believe that the fair values of the items of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At September 30, 2021	At December 31, 2020
Vacant land and farmland	$344	753
1-4 family residential properties	884	517
Commercial real estate	591	1,154
Total foreclosed real estate	$1,819	2,424

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
The allowance for loan loss accounting in effect at December 31, 2020 and all prior periods was based on our estimate of probable incurred loan losses as of the reporting date ("Incurred Loss" methodology). Under the CECL methodology, our allowance for credit losses on loans is based on the total amount of loan losses that are expected over the remaining life of the loan portfolio. Our estimate of credit losses on loans under CECL is determined using a complex model, based primarily on the utilization of discounted cash flows, that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the allowance for loan losses and resulting provision for credit losses. We recorded a $1.4 million negative provision for credit losses on loans for both the three and nine months ended September 30, 2021 compared to provision for loan losses of $6.1 million and $31.0 million in the comparable periods of 2020, respectively. The higher provisions in 2020 were primarily related to our estimate of probable incurred losses associated with the pandemic that was emerging at the time. Under the CECL methodology for providing for loan losses, we reversed $1.4 million in provision for loan losses during the third quarter of 2021, as discussed in the following paragraph.
We based our adoption date allowance for credit loss adjustment primarily on a baseline forecast of economic scenarios, which reflected ongoing threats to the economy, primarily arising from the pandemic. In reviewing forecasts during 2021, management noted generally improved economic projections, however with high degrees of volatility in the monthly forecasts. Given the uncertainty that the volatility is indicative of and the inherent imprecision of a forecast accurately projecting economic statistics during these unprecedented times, management elected to base each of the 2021 quarter-end computations of the allowance for credit losses primarily on an alternative, more negative forecast, that management judged to more appropriately reflect the inherent risks to its loan portfolio. These more negative forecast projections at March 31, 2021 were materially consistent with the adoption-date forecast projections under the baseline scenario, and resulted in no provision for loan losses. In the second quarter of 2021, the same scenario forecast improved from March 31, 2021, which would tend to decrease the amount of required allowance for loan losses necessary. However, the impact of the improved forecast was substantially offset by the need to reserve for expected losses associated with the high non-PPP loan growth we

Index
experienced during the quarter, as well as an increase in certain qualitative reserve factors management determined was necessary to recognize the higher risk associated with our decision to match less conservative loan structures being offered in the marketplace in order to grow loan balances. These factors combined to result in management determining that recording no provision for loan losses was appropriate for the second quarter of 2021. In the third quarter 2021, the same economic forecast scenario again reflected incremental improvement from the previous forecasts. Additionally, although we carried forward the higher qualitative reserve factor related to competitive loan underwriting structures, we noted that our asset quality metrics continued to improve and that loan growth, while still strong, declined from the second quarter. These factors combined to result in management concluding that a negative adjustment (loan loss provision reversal) of $1.4 million to the allowance for credit losses on loans was appropriate for the third quarter of 2021.
In addition to the allowance for credit losses on loans, we maintain an allowance for unfunded commitments such as unfunded loan commitments and letters of credit. Under CECL, we estimate expected credit losses associated with these commitments over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for unfunded commitments on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. This methodology is based on a loss rate approach that starts with the probability of funding based on historical experience. Similar to the allowance for credit losses on loans methodology discussed above, adjustments are made to the historical losses for current conditions and reasonable and supportable forecasts. The allowance for unfunded commitments amounted to $0.6 million at December 31, 2020 under pre-CECL methodology. At our January 1, 2021 adoption of CECL, an upward adjustment of $7.5 million was recorded. In the second and third quarters of 2021, we recorded $1.9 million and $1.0 million of provision for credit losses on unfunded commitments, respectively, primarily due to successive increases in construction and land development loan commitments during those periods. The resulting allowance for unfunded commitments at September 30, 2021 amounted to $11.1 million and is reflected in the line item "Other Liabilities."
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

($ in thousands)	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2020	Nine Months Ended September 30, 2020
Loans outstanding at end of period	$4,869,841	4,731,315	4,813,736
Average amount of loans outstanding	$4,728,258	4,702,743	4,679,479

Allowance for loan losses, at beginning of year	$52,388	21,398	21,398
Adoption of CECL	14,575	—	—
Provision (reversal) for loan losses	(1,400)	35,039	31,008
	65,563	56,437	52,406

Loans charged off:
Commercial, financial, and agricultural	(2,887)	(5,608)	(4,256)
Real estate – construction, land development & other land loans	(66)	(51)	(51)
Real estate – mortgage – residential (1-4 family) first mortgages	(138)	(478)	(478)
Real estate – mortgage – home equity loans / lines of credit	(139)	(524)	(404)
Real estate – mortgage – commercial and other	(1,838)	(968)	(545)
Consumer loans	(485)	(873)	(707)
Total charge-offs	(5,553)	(8,502)	(6,441)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	1,065	745	603
Real estate – construction, land development & other land loans	784	1,552	856
Real estate – mortgage – residential (1-4 family) first mortgages	499	754	594
Real estate – mortgage – home equity loans / lines of credit	540	487	373
Real estate – mortgage – commercial and other	419	621	584
Consumer loans	311	294	251
Total recoveries	3,618	4,453	3,261
Net (charge-offs) recoveries	(1,935)	(4,049)	(3,180)
Allowance for credit losses on loans, at end of period	$63,628	52,388	49,226

Ratios:
Net charge-offs (recoveries) as a percent of average loans (annualized)	0.05%	0.09%	0.09%
Allowance for loan losses as a percent of loans at end of period	1.31%	1.11%	1.02%

As previously discussed, as of September 30, 2021, we have granted approximately $1.8 million in loan deferrals under the CARES act provisions, which is reduction from the highest level of $774 million in loan deferrals at June 30, 2020.

The ratio of our allowance to total loans was 1.31% and 1.11% at September 30, 2021 and December 31, 2020, respectively. The increase in this ratio was a result of the adoption of CECL on January 1, 2021.
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
In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $948 million line of credit with the FHLB (of which $7 million and $8 million were outstanding at September 30, 2021 and December 31, 2020, respectively), 2) a $100 million federal funds line with a correspondent bank (of which none was outstanding at September 30, 2021 or December 31, 2020), and 3) an approximately $126 million line of credit through the Federal Reserve's discount window (of which none was outstanding at September 30, 2021 or December 31, 2020). Unused and available lines of credit amounted to $1.2 billion at September 30, 2021.
Our overall liquidity has increased since December 31, 2020 due primarily to the strong deposit growth which has exceeded loan growth. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 31.4% at December 31, 2020 to 40.9% at September 30, 2021.
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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2021, and have no current plans to do so.
Capital Resources
The Company is regulated by the Board of Governors of the Federal Reserve Board (“FRB”) and is subject to the securities registration and public reporting regulations of the SEC. Our banking subsidiary, First Bank, is also regulated by the FRB and the North Carolina Office of the Commissioner of Banks. We must comply with regulatory capital requirements established by the FRB. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

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
The capital standards require us to maintain minimum ratios of “Common Equity Tier 1” capital to total risk-weighted assets, “Tier 1” capital to total risk-weighted assets, and total capital to risk-weighted assets of 7.00%, 8.50% and 10.50%, respectively. Common Equity Tier 1 capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital is comprised of Common Equity Tier 1 capital plus Additional Tier 1 Capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.
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
At September 30, 2021, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	September 30, 2021	December 31, 2020
Risk-based capital ratios:
Common Equity Tier 1 to Tier 1 risk weighted assets	12.57%	13.19%
Minimum required Common Equity Tier 1 capital	7.00%	7.00%

Tier I capital to Tier 1 risk weighted assets	13.52%	14.28%
Minimum required Tier 1 capital	8.50%	8.50%

Total risk-based capital to Tier II risk weighted assets	14.77%	15.37%
Minimum required total risk-based capital	10.50%	10.50%

Leverage capital ratios:
Tier 1 capital to quarterly average total assets	9.30%	9.88%
Minimum required Tier 1 leverage capital	4.00%	4.00%
First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At September 30, 2021, First Bank significantly exceeded the minimum ratios established by the regulatory authorities. The reduction in our leverage ratio reflected in the table above was due to the significant balance sheet growth experienced in the first nine months of 2021, resulting primarily from a strong increase in deposits. The decline in the risk based capital ratios from December 31, 2020 to September 30, 2021 was due to increases in securities and loans balances.
BUSINESS DEVELOPMENT AND OTHER SHAREHOLDER MATTERS
The following is a list of business development and other miscellaneous matters affecting the Company and First Bank, our bank subsidiary.
•On September 15, 2021, the Company announced a quarterly cash dividend of $0.20 per share payable on October 25, 2021 to shareholders of record on September 30, 2021. This dividend rate represents an 11.1% increase over the dividend rate declared in the third quarter of 2020.
SHARE REPURCHASES
There were no share repurchases in the three months ended September 30, 2021. For the nine months ended September 30, 2021, we repurchased 106,744 shares of our common stock at an average price of $37.81 per

Index
share, which totaled $4.0 million. At September 30, 2021, we had authority from our Board of Directors to repurchase up to an additional $16.0 million in shares of the Company’s common stock. We may repurchase shares of our stock in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)
Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin), even during periods of changing interest rates. Over the past five calendar years, our net interest margin has ranged from a low of 3.56% (realized in 2020) to a high of 4.09% (realized in 2018). Our 2021 margins have decreased from our low in 2020, with our net interest margins amounting to 3.03% and 3.17% for the three and nine months ended September 30, 2021, respectively, as discussed below. Our generally consistent net interest margin has been aided by the relatively low level of long-term interest rate exposure that we maintain. At September 30, 2021 a majority of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.
Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at September 30, 2021, we had approximately $3 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2021 were deposits totaling $4.0 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.
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
The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. Due to actions taken by the Federal Reserve related to short-term interest rates and the impact of the global economy on longer-term interest rates, we are currently in a

Index
very low and flat interest rate curve environment. A flat interest rate curve is an unfavorable interest rate environment for many banks, including First Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which pressures our net interest margin. While there have been periods in the last few years that the yield curve has steepened slightly, it currently remains very flat. This flat yield curve and the intense competition for high-quality loans in our market areas have resulted in lower interest rates on loans.

In an effort to address concerns about the national and global economy the Federal Reserve cut interest rates by 75 basis points in the second half of 2019. And in March 2020, the Federal Reserve cut interest rates by an additional 150 basis points in response to the COVID-19 pandemic. Our interest-bearing cash balances and most of our variable rate loans, generally reset to lower rates soon after these interest rate cuts. We reduced our offering rates on most deposit products and our borrowing costs were also reduced by lower rates and repaying a significant portion of our outstanding borrowings. Overall however, the impact of the interest rate cuts negatively impacted our net interest margin in 2020 and 2021. The impact of the lower interest rates combined with the high liquidity arising from high deposit growth led to the decline in our net interest margins in 2021 when compared to prior periods.

Assuming no significant changes in interest rates in the next twelve months, we expect continued pressure on our net interest margin (excluding the impact of PPP - see below) as a result of the flat yield curve and the expectation of lower interest rates on the redeployment of cash received on maturing loans and investments that will likely not be fully offset by lower funding costs. While our net interest margin is expected to continue to decline, the impact of that decline, as discussed previously, has been more that offset most quarters by incremental earnings associated with higher levels of interest-earnings assets arising from the high deposit growth. The result has been that our net interest income, exclusive of loan discount accretion and PPP fee amortization (both are discussed below), has generally trended upwards for the last several years and reached an all-time high of $55.2 million in the third quarter of 2021.

Since the announcement of the PPP program, we have originated at total of approximately $353 million in PPP loans, of which $67 million and $241 million were outstanding at September 30, 2021 and December 31, 2020, respectively. These loans all have an interest rate of 1.00%. In addition to the interest rate, the SBA compensated us with an origination fee for each loan of between 1% to 5% of the loan amount, depending on the size of each loan. We received a total of approximately $16.9 million in these fees, which were netted against the direct cost to originate each loan that totaled approximately $0.7 million, with the net deferral amount initially being amortized as interest income over their contractual lives of either two years or five years using the effective interest method of recognition. Early repayments, including the loan forgiveness provisions contained in the PPP, result in accelerated amortization. In 2020, we amortized $4.1 million of the PPP loan fees as interest income. For the first nine months of 2021, we amortized $7.8 million of the PPP loan fees as interest income. The Company has $4.3 million in remaining deferred PPP loan fees. While the exact timing of the forgiveness approvals from PPP loans is uncertain, of the remaining fees at September 30, 2021, we currently expect approximately half to be recognized in the fourth quarter of 2021, with substantially all of the remainder recognized in the first quarter of 2022.
As previously discussed in the section “Net Interest Income,” our net interest income has been impacted by certain purchase accounting adjustments related to the acquired banks. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on acquired loans amounted to $4.2 million and $3.0 million for the first nine months of 2021 and 2020, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that are initially recorded and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or improved performance expectations, the remaining discount will be accreted into income on an accelerated basis. In the event of total payoff, the remaining discount will be entirely accreted into income in the period of the payoff. For example, in the second quarter of 2021, we experienced pay-offs on five former failed-bank loans that resulted in the elevated level of discount accretion recorded for the quarter. Each of these factors is difficult to predict and susceptible to volatility. The remaining loan discount on acquired loans amounted to $4.8 million at September 30, 2021 compared to $8.9 million at December 31, 2020.
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
Part II. Other Information
Item 1 – Legal Proceedings
Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company or its subsidiaries. Neither the Company nor any of its subsidiaries is involved in any pending legal proceedings that management believes are material to the Company or its consolidated financial position.  If an exposure were to be identified, it is the Company’s policy to establish and accrue appropriate reserves during the accounting period in which a loss is deemed to be probable and the amount is determinable.
Item 1A – Risk Factors
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in the forepart of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC. There are no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, except as follows:
On October 15, 2021, we completed the previously announced acquisition of Select Bancorp, Inc ("Select"), which had $1.8 billion in total assets as of the acquisition date. Due to Select's size, combined with the high deposit growth that we have continued to experience since the onset of the pandemic, the total assets of our Company were approximately $10.3 billion upon the acquisition of Select. If our level of total assets exceeds $10 billion as of December 31, 2021, it will subject us to additional federal regulations and could materially and adversely affect our business.

Pursuant to Section 165 of the Dodd-Frank Act, banks with greater than $10 billion in total consolidated assets are subject to certain additional regulatory requirements, including limits on the debit card interchange fees that such banks may collect, changes in the manner in which assessments for FDIC deposit insurance are calculated, and providing the authority to the Consumer Financial Protection Bureau (“CFPB”) to supervise and examine such banks. Assuming that our total assets exceed $10 billion as of December 31, 2021 and that the limitation on debit card interchange income thus applies, we currently expect the negative impact on our debit card interchange fees to be approximately $10 million beginning July 1, 2022, the impact of which we expect will be partially offset by our planned elimination of rewards paid to customers on debit card transactions amounting to $1-$1.5 million.

Compliance with the Dodd-Frank Act’s requirements may also necessitate that we hire or contract with additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.

Index
Additionally, the dividend rate on shares of Federal Reserve Bank stock for financial institutions with total assets of more than $10 billion changes from a 6% rate to the lesser of 6% or the most recent 10-year Treasury rate. We currently own $17.8 million in Federal Reserve Bank stock.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 to July 31, 2021	—	$—	—	$15,964,472
August 1, 2021 to August 30, 2021	—	—	—	$15,964,472
September 1, 2021 to September 30, 2021	—	—	—	$15,964,472
Total	—	—	—	$15,964,472
Footnotes to the Above Table
(1)All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On January 27, 2021, the Company reported the authorization of a new $20 million repurchase program with an expiration date of December 31, 2021. As of September 30, 2021, the Company had the remaining authorization to repurchase up to $16.0 million of the Company's common stock.

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

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 9, 2018, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

21	List of Subsidiaries of Registrant

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Secretary, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 9, 2021	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

November 9, 2021	BY:/s/ Eric P. Credle
Eric P. Credle Executive Vice President and Chief Financial Officer