Form 10-K
period 2021-12-31
FIRST BANCORP /NC/
filed 2022-03-01
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes       ☒ No
The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2021 as reported by The NASDAQ Global Select Market, was approximately $1,139,076,000.
The number of shares of the registrant’s Common Stock outstanding on March 1, 2022 was 35,649,671.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

CROSS REFERENCE INDEX
FORM 10-K
*    Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2022.

MD&A and Financial Statement References

In this report: "2021 MD&A" and "2021 MD&A (Item 7)" generally refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (inclusive of Glossary of Terms and Acronyms below), appearing in Item 7 within Part II of this report; and, "2021 Financial Statements" and "2021 Financial Statements (Item 8)" generally refer to our Consolidated Balance Sheets, our Consolidated Statements of Income, our Consolidated Statements of Comprehensive Income, our Consolidated Statements of Changes in Equity, our Consolidated Statements of Cash Flows, and the Notes to the Consolidated Financial Statements, all appearing in Item 8 within Part II of this report.

Glossary of Terms and Acronyms
The following terms and acronyms may be used throughout this Report, with the exception of Item 8.

ACL	Allowance for credit losses	FFCS	Federal Farm Credit System
AFS	Available for sale	FHLB	Federal Home Loan Bank
ALCO	Asset/Liability Management Committee	FHLMC	Federal Home Loan Mortgage Corporation
AML	The Anti-Money Laundering Act of 2020	FINCEN	Financial Crimes Enforcement Network
Annual Report or Report	Annual Report on Form 10-K	First Bank Insurance	First Bank Insurance Services, Inc.
ASC	FPSB Accounting Standards Codification	FNMA	Federal National Mortgage Association
ASC 326	FPSB ASC Topic 326, Financial Instruments – Credit Losses	GAAP	Accounting principles generally accepted in the United States of America
Asheville Savings	ASB Bancorp, Inc. and its subsidiary Asheville Savings Bank SSB	GNMA	Government National Mortgage Association
ATM	Automated teller machine	GSE	U.S. government-sponsored enterprise
Bank	First Bank	HTM	Held to maturity
Basel III	Third Installment of the Basel Committee and Banking System Accords	Incurred Loss	Incurred loss impairment framework for loan loss pursuant to ASC 310-30
BHC Act	Bank Holding Company Act of 1956, as amended	LIBOR	London Interbank Offered Rate
Board	Board of Directors of First Bancorp	Magnolia Financial	Magnolia Financial, Inc.
BOLI	Bank owned life insurance	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
BSA	Bank Secrecy Act	NASDAQ	National Association of Securities Dealers Automated Quotations Stock Market’s Global System
CARES Act	Coronavirus Aid, Relief, and Economic Safety Act	NIM	Net interest margin
Carolina Bank	Carolina Bank Holdings, Inc. and it subsidiary Carolina Bank	Non-PCD	Non-purchased Credit Deteriorated Financial Asset
CECL	Current expected credit loss model	NPA	Nonperforming asset
CEO	Chief Executive Officer	NSF	Non-sufficient funds
CET1	Common equity tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
Commissioner	North Carolina Commissioner of Banks	Patriot Act	Uniting and Strengthening American by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism
Company	First Bancorp and its consolidated subsidiaries	PCD	Purchased credit deteriorated loans
CRA	Community Reinvestment Act of 1977	PPP	Paycheck Protection Program
DIF	Deposit Insurance Fund of the FDIC	SBA	United States Small Business Administration
Dodd Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SBA Complete	SBA Complete, Inc.
EPS	Earnings per share	SEC	Securities and Exchange Commission
Exchange Act	Securities Exchange Act of 1934, as amended	Select	Select Bancorp, Inc. and its subsidiary Select Bank & Trust Company
FASB	Financial Accounting Standards Board	TCE	Tangible common equity
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled debt restructuring
Federal Reserve	Board of Governors of the Federal Reserve System	U.S. Treasury	United States Department of Treasury
		We/us/our	First Bancorp and its consolidated subsidiaries

FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact and, further, are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” "anticipate," "intend,“ "estimate,” “plan,” “project,” or other qualifications concerning our opinions or judgments about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information about factors that could affect our actual results, see the “Risk Factors” section in Item 1A of this Report.
PART I
Item 1. Business
General Description
The Company is the fourth largest bank holding company headquartered in North Carolina. At December 31, 2021, the Company had total consolidated assets of $10.5 billion, total loans of $6.1 billion, total deposits of $9.1 billion, and shareholders’ equity of $1.2 billion. Our principal activity is the ownership and operation of the Bank, a state-chartered bank with its main office in Southern Pines, North Carolina.
The Company was incorporated in North Carolina on December 8, 1983 for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange.
The Bank began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. In 1985, its name was changed to First Bank. In September 2013, the Company and the Bank moved their main offices approximately 45 miles from Troy, North Carolina to Southern Pines, North Carolina, in Moore County. As of December 31, 2021, we conducted business from 121 branches, with 114 branch offices located across North Carolina and seven branches in South Carolina, primarily in the Pee Dee area.
As of year end, the Bank had three wholly-owned subsidiaries, SBA Complete, Magnolia Financial, and First Troy SPE, LLC. SBA Complete specializes in providing consulting services for financial institutions across the country related to SBA loan origination and servicing. Magnolia Financial is a business financing company that offers accounts receivable financing and factoring, inventory financing, and purchase order financing throughout the southeastern United States. First Troy SPE, LLC, which was organized in December 2009, is a holding entity for certain foreclosed properties. During 2021, the Bank sold substantially all of the assets of a fourth subsidiary, First Bank Insurance, an insurance agency.
Our principal executive offices are located at 300 SW Broad Street, Southern Pines, North Carolina, 28387, and our telephone number is (910) 246-2500. Unless the context requires otherwise, references to the “Company,” “we,” “our,” or “us” in this Annual Report shall mean collectively the Company and its consolidated subsidiaries.
General Business
We engage in a full range of banking activities. We offer deposit products such as checking, savings, and money market accounts, as well as time deposits, including various types of certificates of deposits and individual retirement accounts. We provide loans for a wide range of consumer and commercial purposes, including loans for business, real estate, personal uses, home improvement, and automobiles. We offer residential mortgages through our Mortgage Banking Division, and we offer SBA loans to small business owners across the nation through our SBA Lending Division. Through Magnolia Financial we provide accounts receivable financing and factoring, inventory financing, and purchase order financing. We also offer credit cards, debit cards, letters of credit, safe deposit box rentals, and electronic funds transfer services, including wire transfers. In addition, to enhance the convenience of our customers, we provide internet banking, mobile banking, cash management, and bank-by-phone capabilities, and a fleet of ATMs across our branch network. A mobile check deposit feature is offered to our mobile banking customers that allows them to securely deposit checks via their smartphone. For our business customers, we offer remote deposit capture, which empowers them to electronically transmit checks received from their customers into their bank accounts without having to visit a branch. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”), which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank deposit team.
Because the majority of our customers are individuals and small- to medium-sized businesses, we do not believe that the loss of a single customer or group of customers would have a material adverse impact on the Bank. There are no seasonal factors that tend to have any material effect on the Bank’s business, and we do not rely on foreign sources of funds or income. Because we operate primarily within North Carolina and northeastern South Carolina, the economic conditions of these areas could have a material impact on the Company. See additional discussion below in the section entitled “Competition.”
We also offer various ancillary services as part of our commitment to customer service. Through a contractual relationship, we offer the placement of property and casualty insurance. We also provide non-FDIC insured investment and insurance products, including mutual funds, annuities, long-term care insurance, life insurance, and company retirement plans, as well as financial planning services through the Bank's investments division, FB Wealth Management Services.
The Bank offers SBA loans to small business owners throughout the nation, which is supported by its subsidiary, SBA Complete. SBA Complete specializes in providing consulting services for financial institutions across the country related to SBA loan origination and servicing.
The Company is the parent of a series of statutory business trusts organized for the purpose of issuing trust preferred debt securities that qualify as regulatory capital. See additional discussion below in Item 7 under the section entitled “Borrowings.”
Competition
Historically, our branches and facilities have primarily been located in small- to medium-sized communities with economies based primarily on a variety of industries, including services and manufacturing. Additionally, a number of the communities we serve are “bedroom” communities of large North Carolina cities including Charlotte, Raleigh (Triangle region), and Greensboro/Winston-Salem (Triad region), and many of our branches are located in medium-sized cities such as Albemarle, Asheboro, Asheville, Fayetteville, Greenville, Jacksonville, High Point, Southern Pines, Sanford, and Wilmington.
In recent years, we have implemented a strategy of expansion into larger, higher growth markets. We opened our first full service branch in Charlotte in August 2016, after opening a loan production office there in 2015. In Raleigh, we opened a loan production office early in 2016 and upgraded that location to a full-service branch in April 2017. We subsequently opened three new branches in cities just outside of Raleigh. We opened our first loan production office in Greensboro in 2016, and we now have 10 branches in the Triad region. Our expansion into higher growth markets was significantly enhanced by several strategic transactions that occurred in 2016, 2017, and 2021. See the discussion below entitled “Mergers and Acquisitions.”
We have three markets that hold significant shares of our deposit base. Moore County, the headquarters of the Company, has total deposits comprising approximately 9.6% of our deposit base. Buncombe County, the former headquarters of one of our 2017 acquisitions (Asheville Savings), holds 8.6% of our total deposit base, while Guilford County, the former headquarters of another 2017 acquisition (Carolina Bank), holds 7.0% of our deposit base. Accordingly, material changes in competition, the economy, or the population of these markets could materially impact the Company. No other market areas comprises more than 5% of our deposit base.
We compete in our various market areas with, among others, several large, interstate bank holding companies. These large competitors have substantially greater resources than our Company, including broader geographic markets, higher lending limits, and the ability to make greater use of large-scale advertising and promotions. A significant number of interstate banking acquisitions have taken place in the past few years, thus further increasing the size and financial resources of some of our competitors, some of which are among the largest bank holding companies in the nation. In many of our markets, we also compete against smaller, local banks. With banks of all sizes attempting to maximize yields on earning assets, especially in the current low interest rate environment, the competition for high-quality loans remains intense. Accordingly, loan rates in our markets continue to be under competitive pressure. Many of the markets we operate in are particularly competitive markets, with at least ten other financial institutions having a physical presence within those markets.

We compete not only against banking organizations, but also against a wide range of financial service providers, including savings institutions, credit unions, mortgage loan originators, investment and brokerage firms, and small-loan or consumer finance companies. One of the credit unions in our market area is among the largest in the nation. Competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services. Increasingly, we compete with other companies based on financial technology capabilities. Competition among providers of financial products and services continues to increase as technology advances have lowered the barriers to entry for financial technology companies, with customers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including crowdfunding, digital wallets, and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-bank financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they often can operate with greater flexibility and lower cost structures.
We believe we have certain advantages over our competition in the areas we serve. Compared to the smaller financial institutions we compete against, our size enables us to absorb more easily the higher costs associated with being in the financial services industry, particularly regulatory costs and technology costs. We also are able to originate significantly larger loans than many of our smaller competitors. In our competition with larger banks, we attempt to maintain a community banking culture – a culture that has a personal and local flavor that appeals to many retail and small business customers. Specifically, we seek to maintain a distinct local identity in each of the communities we serve, and we actively sponsor and participate in local civic affairs. Most lending and other customer-related business decisions can be made without the delays often associated with larger institutions. Additionally, employment of local managers and personnel in various offices and low turnover of personnel enable us to establish and maintain long-term relationships with individual and corporate customers.
Mergers and Acquisitions
We pursue an acquisition strategy to augment our organic growth. We regularly evaluate the potential acquisition of various financial institutions. Our acquisitions have generally fallen into one of three categories: 1) an acquisition of a financial institution or branch thereof within a market in which we operate, 2) an acquisition of a financial institution or branch thereof in a market contiguous or nearly contiguous to a market in which we operate, or 3) an acquisition of a company that has products or services that we do not currently offer. Historically, we have paid for our acquisitions with cash and/or common stock.
We have completed numerous acquisitions in each of the three categories described above. We have completed several whole-bank traditional acquisitions in our existing and contiguous markets, and we have purchased a number of bank branches from other banks (both in existing market areas and in contiguous/nearly contiguous markets). Also, as discussed below, we acquired companies that specialize in SBA loans and business financing, which brought new products and services to the Company.
In May 2016, we completed the acquisition of SBA Complete, a consultant to financial institutions across the country related to SBA loan origination and servicing. Many community banks do not have the in-house capability to comprehensively originate and service those types of loans, so they contract with SBA Complete for assistance. To learn more about this subsidiary of the Bank, please visit www.sbacomplete.com. Information included on our internet site is not incorporated by reference into this Report.
In connection with our acquisition of SBA Complete, we leveraged its capabilities by launching our own SBA Lending Division. Through a network of specialized Bank loan officers, this Division offers SBA loans to small business owners throughout the United States. We typically sell the portion of each loan that is guaranteed by the SBA at a premium and record the non-guaranteed portion to our balance sheet. To learn more about our SBA Lending Division, please visit www.firstbanksba.com. Information included on our internet site is not incorporated by reference into this Report.
In July 2016, we exchanged our seven Virginia branches with approximately $151 million in loans and $134 million in deposits for six North Carolina branches of a Virginia bank with approximately $152 million in loans and $111 million in deposits. Four of the six branches we acquired were in Winston-Salem, with the other two branches located in the Charlotte-metro markets of Mooresville and Huntersville. The Winston-Salem branches we assumed improved our Triad region expansion initiative, while the Mooresville and Huntersville branches increased our Charlotte market expansion.

We acquired Bankingport, Inc., an insurance agency based in Sanford, North Carolina, in 2016 and Bear Insurance Services, Inc., an insurance agency based in Albemarle, North Carolina, in 2017 to create a platform for providing insurance services throughout our branch network. After successfully integrating and operating these acquired companies within our subsidiary, First Bank Insurance, we sold substantially all of the assets of this subsidiary effective June 30, 2021 to a Virginia-based insurance services provider for cash and an equity interest in the Virginia acquirer, and entered into an agreement with it to provide insurance services through our branches.
In March 2017, we acquired Carolina Bank, a community bank headquartered in Greensboro with $682 million in assets and eight branches located in Greensboro, Winston-Salem, Burlington, and Asheboro. This acquisition significantly accelerated our expansion initiative in the Greensboro/Winston-Salem market.
In October 2017, we acquired Asheville Savings which operated in the attractive and high-growth market of Asheville, North Carolina, with $798 million in assets and 13 branches located throughout the Asheville market area.
On September 1, 2020, we completed the acquisition of Magnolia Financial, a business financing company headquartered in Spartanburg, South Carolina, that makes loans throughout the southeastern United States. Magnolia Financial held $14.6 million in loans at the date of acquisition. Although not material to our Company’s consolidated operations, the acquisition provided us with the opportunity to enhance our product offerings, such as accounts receivable financing and factoring, inventory financing, and purchase order financing.
In October 2021, we acquired Select, a community bank headquartered in Dunn, North Carolina with $1.8 billion in assets, $1.3 billion in loans, and $1.6 billion in deposits. Select operated from 22 branches located throughout North Carolina, in the Upstate of South Carolina and in Virginia Beach, Virginia. We have closed or will close and consolidate 12 of Select's branches during 2022.
There are many factors that we consider when evaluating how much to offer for potential acquisition candidates. The more significant factors we analyze are projected impact on earnings per share, projected impact on capital, and projected impact on book value and tangible book value. Significant assumptions that affect this analysis include the estimated future earnings stream of the acquisition candidate, estimated credit and other losses to be incurred, the amount of cost efficiencies that can be realized, and the interest rate earned/lost on the cash received/paid. In addition to these primary factors, we also consider other factors including, but not limited to, marketplace acquisition statistics, location of the candidate in relation to our expansion strategy, market growth potential, management of the candidate, potential integration issues (including corporate culture), and the size of the acquisition candidate.
We plan to continue to evaluate acquisition opportunities that could potentially benefit the Company and its shareholders. These opportunities may include acquisitions that do not fit the categories discussed above.
Human Capital Resources
Our employees are key to our success. We are committed to attracting, retaining, and promoting top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion, and physical ability. We strive to identify and select the best candidates for all open positions based on the qualifying factors for each job. We are dedicated to providing a workplace for our employees that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our team members based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of our employees unique. In 2020, we formed a Diversity Council, which is chaired by our CEO and meets regularly. The Diversity Council is focused on recommending actions for improvement and identifying barriers that impede progress related to the following areas:

•Creating a work environment that demonstrates all views are respected and provides equal access to opportunities for growth and advancement;
•Ensuring all open positions have a diverse pool of candidates, and our job requirements align with our principles and the markets we serve; and
•Creating internal organizational learning opportunities in which associates may voluntarily participate to deepen and develop personal understanding of diversity, equity, and inclusion.

In October 2020, we encouraged our employees to participate in "Global Diversity Awareness Month." Team activity guides promoting diversity and learning about other cultures were distributed to promote this initiative.

Maintaining and further enhancing our corporate culture is an important element of our Board’s oversight of risk because our people are critical to the implementation of our corporate strategy. Our Board sets the “tone at the top” and holds senior management accountable for embodying, maintaining, and communicating our culture to employees. Our culture is guided by a philosophy we call Our Promise to Service Excellence. The principles of Our Promise to Service Excellence are: Safety and Soundness, Knowledge and Accuracy, Courteous Service, and Convenience and Ease.

We have developed specialized training that all new associates receive, and we hold regular team meetings and training that promote our Service Excellence principles. By emphasizing a consistent set of principles for all associates, we believe that our associates' work experience is more satisfying, and they are better able to serve their customers consistently and at a high level.
We also seek to design careers with our Company that are fulfilling, with competitive compensation and benefits alongside a positive work-life balance. We dedicate resources to fostering professional and personal growth with continuing education, on-the-job training, and development programs.
We have worked closely with our employees during the COVID-19 pandemic to ensure their safety and their ability to take care of their families. we established health safety protocols, facilitated remote work arrangements, and considered ways to provide for family needs, such as child care, all without any employee layoffs or furloughs.
As of December 31, 2021, we had 1,179 full-time and 55 part-time employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.
Lending Policy and Procedures
Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under our written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $350,000 with lending limits varying depending upon the experience of the lending officer and whether the loan is secured or unsecured. We have seven senior lending officers who have authority to approve secured loans up to $500,000, and our Division Banking Executives have authority to approve secured loans up to $1,000,000. Loans up to $10,000,000 are approved by the Bank’s Regional Credit Officers through our Credit Administration Department. The Bank’s President and Chief Credit Officer have authority to approve loans up to $25,000,000, while the President and the Chief Credit Officer have joint authority to approve loans up to $75,000,000. The Bank’s Board maintains loan authority in excess of the Bank’s in-house limit, currently $75,000,000, and generally approves loans through its Executive Loan Committee. Our legal lending limit to any one borrower is approximately $153.7 million. All lending authorities are based on the borrower’s total credit exposure, which is an aggregate of the Bank’s lending relationship with the borrower either directly or indirectly through loan guarantees or other borrowing entities related to the borrower through control or ownership.

The Executive Loan Committee reviews and approves loans that exceed the Bank’s in-house limit, loans to executive officers, directors, and their affiliates and, in certain instances, other types of loans. New credit extensions are reviewed regularly by our senior management and the Credit Administration Department.

We continually monitor our loan portfolio to identify areas of concern and to enable us to take corrective action. Lending and credit administration officers and the Bank’s Board meet periodically to review past due loans and portfolio quality, while assuring that the Bank is appropriately meeting the credit needs of the communities it serves. Individual lending officers are responsible for monitoring any changes in the financial status of borrowers and pursuing collection of early-stage past due amounts. For certain types of loans that exceed our established parameters of past due status, the Bank’s Asset Resolution Group assumes the management of the loan, and in some cases we engage a third-party firm to assist in collection efforts.

The Bank has an internal Loan Review Department that conducts on-going and targeted reviews of the Bank’s loan portfolio and assesses the Bank’s adherence to loan policies, risk grading, and accrual policies. Reports are generated for management based on these activities and findings are used to adjust risk grades as deemed appropriate. In addition, these reports are shared with the Bank’s Board. The Loan Review Department also provides training assistance to the Bank’s Training and Credit Administration departments.

To further assess the Bank’s loan portfolio, and as a secondary review of the Bank’s loan review department, we also contract with an independent consulting firm to review new loan originations meeting certain criteria, as well as to review risk grades to existing credits meeting certain thresholds. The consulting firm’s observations, comments, and risk grades, including variances with the Bank’s risk grades, are shared with the audit committee of the Board and are considered by management in setting Bank policy, and in evaluating the adequacy of our allowance for credit losses. For additional information, see “Allowance for Credit Losses and Loan Loss Experience” under Item 7 below.

Investment Policy and Procedures

We have adopted an investment policy designed to maximize our income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, we may invest in U.S. government and GSEs, mortgage-backed securities, collateralized mortgage obligations, commercial mortgage-backed securities, state and municipal obligations, public housing authority bonds, and, to a limited extent, corporate bonds. We also also invest up to $60 million in time deposits with other financial institutions. Time deposit purchases from any one financial institution exceeding FDIC insurance coverage limits are evaluated as a corporate bond and are subject to the same due diligence requirements as corporate bonds (described below).

In making investment decisions, we do not solely rely on credit ratings to determine the credit-worthiness of an issuer of securities, but we use credit ratings in conjunction with other information when performing due diligence prior to the purchase of a security. Securities that are not rated investment grade will not be purchased. Securities rated below Moody’s BAA or Standard and Poor’s BBB generally will not be purchased. Securities rated below A are periodically reviewed for credit-worthiness. We may purchase non-rated municipal bonds only if such bonds are in our general market area and we determine these bonds have a credit risk no greater than the minimum ratings referred to above. We also are authorized by our Board to invest a portion of our securities portfolio in high quality corporate bonds, with the amount of such bonds not to exceed 15% of the entire securities portfolio. Prior to purchasing a corporate bond, the Bank’s management performs due diligence on the issuer of the bond, and the purchase is not made unless we believe that the purchase of the bond bears no more risk to the Bank than would an unsecured loan to the same company. On a quarterly basis, we review the financial statements for the corporate bond issuers that we own for any signs of deterioration so that we can take timely action if deemed necessary.

Our Chief Investment Officer implements the investment policy, monitors the investment portfolio, recommends portfolio strategies, and reports to the Company’s Investment Committee. The Investment Committee generally meets on a quarterly basis to review investment activity and to assess the overall position of the securities portfolio. The Investment Committee compares our securities portfolio with portfolios of other companies of comparable size. In addition, reports of all purchases, sales, issuer calls, net profits or losses and market appreciation or depreciation of the securities portfolio are reviewed by our Board. Once a quarter, our interest rate risk exposure is evaluated by the Bank’s Board. Each year, our written investment policy is reviewed by the Board and appropriate changes are made.
Supervision and Regulation
As a bank holding company, we are subject to supervision, examination, and regulation by the Federal Reserve and the Commissioner. The Bank is also subject to supervision and examination by the Federal Reserve and the Commissioner.
The Company and the Bank are subject to extensive regulation under federal and state laws. The regulatory framework is designed to protect the banking system as a whole and not for the protection of our shareholders and creditors.

The applicable statutes and regulations, as well as related policies, continue to be subject to changes by Congress, state legislatures, and federal and state regulators. Changes in statutes, regulations, and polices applicable to Company and the Bank (including their interpretations or implementation) cannot be predicted and could have a material adverse impact on the business and operations of the Company and the Bank.

As a result of the Company’s acquisition of Select, its total assets at December 31, 2021 exceeded $10.0 billion. Under current banking regulations and as discussed further below, banks exceeding this asset threshold are subject to heightened supervision and regulation.

The following is a general summary of the material aspects of certain statutes, regulations and policies applicable to us. This summary does not purport to be complete and is qualified by reference to the applicable statutes, regulations, and policies.

Supervision and Regulation of the Company.

General. The BHC Act limits the business of a bank holding company to owning or controlling banks and engaging in other activities closely related to the business of banking. In addition, the Company also must file reports with, and provide additional information, to the Federal Reserve.

Holding Company Bank Ownership. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

Holding Company Control of Non-banks. With some exceptions, the BHC Act prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by federal statute, agency regulation, or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Bank subsidiaries of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in securities, and on the use of securities as collateral for loans to any borrower. The Dodd-Frank Act further extended the definition of an “affiliate” and treats credit exposure arising from derivative transactions, securities lending, and borrowing transactions as covered transactions under the regulations. It also (1) expands the scope of covered transactions required to be collateralized; (2) requires collateral to be maintained at all times for covered transactions required to be collateralized; and (3) places limits on acceptable collateral. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds of payments of dividends, interest, and operational expenses.

Tying Arrangements. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by the Company or the Bank; or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Bank Subsidiaries. Under Federal Reserve policy and the Dodd-Frank Act, the Company is required to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, capital and resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources or when it may not be in the Company’s or its shareholders’ best interests to do so. Any capital loans a bank holding company makes to its bank subsidiaries are subordinate to deposits and to certain other indebtedness of the bank subsidiaries.

State Law Restrictions. As a North Carolina corporation, the Company is subject to certain limitations and restrictions under applicable North Carolina corporate law. For example, North Carolina corporate law includes limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers, or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.
North Carolina Holding Company Law. The Commissioner is empowered to regulate certain acquisitions of North Carolina banks and bank holding companies, issue cease and desist orders for violations of North Carolina banking laws, and promulgate rules necessary to effectuate the purposes of those banking laws.

Supervision and Regulation of the Bank
General. The Bank is a North Carolina state-chartered bank and is a member of the Federal Reserve. Federal banking regulations applicable to all depository financial institutions, among other things: (i) provide federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to “insiders” of banks; (iii) require banks to keep information on loans to major shareholders and executive officers; and (iv) bar certain director and officer interlocks between financial institutions.
As a state-chartered bank, the Bank is subject to regulation by the Commissioner. The Commissioner has a wide range of regulatory authority over the activities and operations of the Bank, and the Commissioner’s staff conducts periodic examinations of the Bank and its affiliates to ensure compliance with state banking laws and regulations and to assess the safety and soundness of the Bank. Among other things, the Commissioner regulates the merger of state-chartered banks, the payment of dividends, loans to officers and directors, recordkeeping, types and amounts of loans and investments, and the establishment of branches. The Commissioner also has cease and desist powers over state-chartered banks for violations of state banking laws or regulations and for unsafe or unsound conduct that is likely to jeopardize the interest of depositors.
The Federal Reserve is authorized to approve conversions, mergers, and assumptions of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions if the resulting, continuing, or assumed bank is an insured member bank. The Bank is a member of the Federal Reserve System, and accordingly the Federal Reserve also conducts periodic examinations of the Bank to assess its safety and soundness and its compliance with banking laws and regulations, and it has the power to implement changes to, or restrictions on, the Bank’s operations if it finds that a violation is occurring or is threatened.
Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationships and interactions with consumers, including laws and regulations that impose certain disclosure requirements and that govern the manner in which the Bank takes deposits, makes and collect loans, and provides other services. In recent years, examination and enforcement by federal and state banking agencies for non-compliance with consumer protection laws and regulations have increased and become more intense. Failure to comply with these laws and regulations may subject the Bank to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required regulatory approval for merger or acquisition transactions we may wish to pursue.
Community Reinvestment. The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, federal bank regulators evaluate the record of financial institutions in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A bank's community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility. In some cases, a bank's failure to comply with the CRA or CRA protests filed by interested parties during applicable comment periods can result in the denial or delay of such transactions.
Insider Credit Transactions. Banks are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. Extensions of credit 1) must be made on substantially the same terms (including interest rates and collateral) and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and 2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Dodd-Frank Act and federal regulations place additional restrictions on loans to insiders and generally prohibit loans to senior officers other than for certain specified purposes.
Regulation of Management. Federal law 1) sets forth circumstances under which officers or directors of a bank may be removed by the bank's federal supervisory agency; 2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and 3) generally prohibits management personnel of a bank from serving as directors or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.
Safety and Soundness Standards. Certain non-capital safety and soundness standards also are imposed upon banks. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings, and stock valuation. In addition, each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution's size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against unauthorized access to or use of such information, and ensure the proper disposal of customer and consumer information. An institution that fails to meet these standards may be required to submit a compliance plan, or be subject to regulatory sanctions, including restrictions on growth.
Dividends
A principal source of the Company's cash is from dividends received from the Bank, which are subject to regulation and limitation. As a general rule, regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. For example, regulators have stated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice and that an institution generally should pay dividends only out of current operating earnings. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company's common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. North Carolina banking law also places limitations upon the payment of dividends by North Carolina banks.
Rules adopted in accordance with Basel III also impose limitations on the Bank's ability to pay dividends. In general, these rules limit the Bank's ability to pay dividends unless the Bank's common equity conservation buffer exceeds the minimum required capital ratio by at least 2.5% of risk-weighted assets.
The Federal Reserve has also issued a policy statement on the payment of cash dividends by bank holding companies. In general, the policy statement expresses the view that although no specific regulations restrict dividend payments by bank holding companies other than state corporate laws, a bank holding company should not pay cash dividends unless the bank holding company's earnings for the past year are sufficient to cover both the cash dividends and a prospective rate of earnings retention that is consistent with the bank holding company's capital needs, asset quality, and overall financial condition. A bank holding company's ability to pay dividends may also be restricted if a subsidiary bank becomes under-capitalized. These various regulatory policies may affect the Company's and the Bank's ability to pay dividends or otherwise engage in capital distributions.
Dodd-Frank Act
General. The Dodd-Frank Act was signed into law in July 2010 and it significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading, and operating activities of banks and bank holding companies, including the Bank and the Company. Some of the provisions of the Dodd-Frank Act that impact the Company's and the Bank's business and operations are summarized below.
Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with 1) a non-binding shareholder vote on executive compensation; 2) a non-binding shareholder vote on the frequency of such vote; 3) disclosure of "golden parachute" arrangements in connection with specified change in control transactions; and 4) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. In August 2015, the SEC adopted a rule mandated by the Dodd-Frank Act that requires a public company to disclose the ratio of the compensation of its CEO to the median compensation of its employees. This rule is intended to provide shareholders with information that they can use to evaluate a CEO's compensation.
Consumer Financial Protection Bureau. The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws. Since the Bank’s total consolidated assets exceeded $10 billion as of December 31, 2021, we now will be subject to the direct supervision of the CFPB. The CFPB focuses on (i) risks to consumers and compliance with federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB also may institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.
Interchange Fees. Under the Federal Reserve’s rules issued under the Durbin Amendment, banks with at least $10 billion in total consolidated assets are limited to a maximum permissible interchange fee for an electronic debt transaction equal to the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction. The rules also allow for an upward adjustment of no more than $0.01 to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards.
Prior to December 31, 2021, the Company and the Bank qualified for the small issuer exemption from the Federal Reserve’s interchange fees rules. As of December 31, 2021, however, the Company and the Bank exceeded $10 billion in total consolidated assets. Beginning July 1, 2022, the interchange fee limit is expected to have a $8.5 million - $9.0 million pre-tax annual impact on the Company’s earnings.
Inspections. The Federal Reserve conducts periodic inspections of bank holding companies, such as the Company. In general, the objectives of the Federal Reserve's inspection program are to ascertain whether the financial strength of a bank holding company is maintained on an ongoing basis and to determine the effects or consequences of transactions between a bank holding company or its non-banking subsidiaries and its bank subsidiaries. The inspection type and frequency typically varies depending on asset size, complexity of the organization, and the bank holding company's rating at its last inspection.
Examinations. Banks are subject to periodic examinations by their primary regulators. In assessing a bank's condition, bank examinations have evolved from reliance on transaction testing to a risk-focused approach. These examinations are extensive and cover the entire breadth of the operations of a bank. Examinations alternate between the federal and state bank regulatory agencies, and in some cases they may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings of its most recent examinations. However, the examination authority of the Federal Reserve allows it to examine supervised institutions as frequently as deemed necessary based on the condition of the institution or as a result of certain triggering events.
FDIC Insurance
As an FDIC insured depository institution, our deposits are insured up to applicable limits by the DIF of the FDIC. The basic deposit insurance level is generally $250,000. For this protection, each insured bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.
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
We recognized approximately $2.7 million, $1.7 million, and $0.3 million in FDIC insurance expense in 2021, 2020, and 2019, respectively. In November 2018, the FDIC announced that the DIF reserve ratio exceeded the statutory minimum of 1.35% as of September 30, 2018. Among other things, this resulted in the FDIC awarding assessment credits for banks with less than $10 billion in total assets that had contributed to the DIF in prior years. We were notified in January 2019 that we had received $1.35 million in credits that would be available to offset deposit insurance assessments once the DIF reached 1.38%. The DIF reached 1.38% as of June 30, 2019 and therefore, the FDIC began to apply the Bank’s credits to our quarterly deposit insurance assessments beginning with the second quarter of 2019. Our credits became fully utilized during the first quarter of 2020. The Dodd-Frank Act made banks with $10 billion or more in total assets, which threshold the Bank exceeded as of December 31, 2021, responsible for the increase DIF ratio from 1.15% to 1.35%. Accordingly, we do not expect to receive any further such credits.
Legislative and Regulatory Guidance and Developments
In addition to the regulations that are described above, new legislation is introduced from time to time in the U.S. Congress that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the Federal Reserve, the Commissioner, the FDIC, the SEC, or other agencies, as appropriate. Any legislative or regulatory changes, or changes to accounting standards, in the future could adversely affect our operations and financial condition.

Regulatory Capital Requirement under Basel III. The Company and the Bank are subject to the Basel III regulatory capital rules adopted in 2013 and fully phased-in as of January 1, 2019.
Under Basel III, CET1 is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier I capital is comprised of CET1 capital plus Additional Tier I capital, which for the Company includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for credit losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in Federal Reserve regulations.
The Basel III capital rules include a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Company and the Bank are required to maintain the following minimum capital ratios:
•4.5% CET1 to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%;
•6.0% Tier I capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum Tier I capital ratio of at least 8.5%;
•8.0% total capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of at least 10.5%; and
•4.0% Tier I leverage ratio.
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
Financial Privacy and Cybersecurity. The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

Under various policy statements, financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Additionally, management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. The Company has multiple Information Security Programs that reflect the requirements of this guidance. If, however, we fail to observe the regulatory guidance in the future, we could be subject to various regulatory sanctions, including financial penalties.
In October 2016, the federal banking regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that is intended to increase the operational resilience of large and interconnected entities under their supervision.The advance notice of proposed rulemaking addressed five categories of cyber standards: (i) cyber risk governance; (ii) cyber risk management; (iii) internal dependency management; (iv) external dependency management; and (v) incident response, cyber resilience, and situational awareness. In May 2019, the Federal Reserve announced that it would revisit the Advance Notice of Proposed Rulemaking in the future. In December 2020, the federal banking agencies issued a Notice of Proposed Rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The Notice of Proposed Rulemaking also would require specific and immediate notifications by bank service providers that become aware of similar incidents.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking, and other technology-based products and services by us and our customers.
Anti-Money Laundering and the USA Patriot Act. The BSA requires all financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA also sets forth various recordkeeping and reporting requirements (such as reporting suspicious activities that might signal criminal activity) and certain due diligence and "know your customer" documentation requirements. The Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
The AML, which amends the BSA, was enacted in January 2021 and is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others which are administered by OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Community Reinvestment Act. The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering a request for an approval of a proposed transaction. The Bank received a rating of “satisfactory” in its most recent CRA examination.
In September 2020, the Federal Reserve released an Advanced Notice of Proposed Rulemaking, seeking public comment on ways to modernize the Federal Reserve’s CRA regulations. The Advanced Notice of Proposed Rulemaking requests feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and to address inequities in credit access. We have and will continue to monitor the Federal Reserve’s proposed changes and evaluate any impact on the Company, which will depend on the final form of any Federal Reserve rulemaking and cannot be predicted at this time.
Incentive Compensation. In June 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not determine the safety and soundness of such institutions by encouraging excessive risk-taking. The "Interagency Guidance on Sound Incentive Compensation Policies," which covers all employees who have the ability to materially affect the risk profile of a financial institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.
Section 956 of the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or that could lead to material financial loss to the entity. The federal bank regulatory agencies issued such proposed rules in March 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, for which it would go beyond the existing "Interagency Guidance on Sound Incentive Compensation Policies" to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight, (iv) establish minimum recordkeeping, and (v) mandate disclosures to the appropriate federal bank regulatory agency. These proposed rules have not yet been finalized.
Federal Securities Laws. The common stock of the Company is registered with the SEC under the Exchange Act and is subject to the reporting, information disclosure, proxy solicitation, insider trading limits and other requirements imposed on public companies by the SEC under the Exchange Act. This includes limits on sales of stock by certain insiders and the filing of insider ownership reports with the SEC. The SEC and NASDAQ have adopted regulations under the Sarbanes-Oxley Act of 2002 and the Dodd Frank Act that apply to the Company as a NASDAQ-traded, public company, which seek to improve corporate governance, provide enhanced penalties for financial reporting improprieties and improve the reliability of disclosures in SEC filings.
Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner.
Available Information
We maintain a corporate internet site at www.LocalFirstBank.com, which contains a link within the “Investor Relations” section of the site to each of our filings with the SEC, including our Annual Reports, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These filings are available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings can also be accessed at the SEC’s website located at www.sec.gov. Information included on our internet site is not incorporated by reference into this annual report.
Item 1A. Risk Factors
In addition to other information contained in this Annual Report that may affect us, the risk factors described below, as well as any cautionary language in this Report, provide examples of risks, uncertainties, and events that could have a material adverse effect on our business, including our operating results and financial condition. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially or adversely affect our business, financial condition, and results of operations. The value or market price of our common stock could decline due to any of these identified or other unidentified risks.
Risks Related to Our Business
The COVID-19 (including variants of the virus) pandemic has impacted the local economies in the communities we serve and our business.
The COVID-19 pandemic has negatively impacted the local, national, and global economies, disrupted global supply chains, increased unemployment, and created significant volatility and disruption in financial markets. The duration of the COVID-19 pandemic and its effects cannot be determined with certainty, but the effects could be present for an extended period of time.
Since the onset of the pandemic, and as needed for spikes in infection rates, the majority of state and local jurisdictions have imposed, and others in the future may impose, varying levels of restrictions, including “shelter-in-place” orders, quarantines, executive orders and similar government orders to control the spread of COVID-19 and its variants.
At its height, the COVID-19 pandemic and the institution of social distancing and sheltering-in-place requirements resulted in temporary closures of, or operating restrictions, on many businesses. While many of the closed businesses have reopened at varying levels of capacity, the occurrence of variants of the COVID-19 virus may result in future restrictions or closures. As a result, the demand for our products and services may be significantly impacted. Furthermore, the COVID-19 pandemic has influenced and may continue to influence the recognition of credit losses in our loan portfolios and our allowance for credit losses, particularly as some businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Our operations may also be disrupted if significant portions of our workforce are unable to work effectively, including due to illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic.
The economies of our market areas generally improved during 2021 as they recovered from the pandemic. However, the ongoing impact on the Company of the continuing pandemic, including infection rate spikes and new strains of COVID-19, is uncertain. The extent to which the COVID-19 virus and its variants have a further impact on our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.

Unfavorable economic conditions could adversely affect our business.
Our business is subject to periodic fluctuations based on national, regional, and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition. Our banking operations are primarily locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Worsening economic conditions within our markets could have a material adverse effect on our financial condition, results of operations, and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates, and other factors could weaken the economies of the communities we serve. While economic growth and business activity has been generally favorable in our market area in recent years, there can be no assurance that economic conditions will persist, and these conditions could worsen. Unfavorable global economic conditions may have a negative impact on financial markets and could adversely impact our customers, which in turn could lead to lower business activity and higher loan delinquencies. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including continuing hostilities between Russia and Ukraine, terrorism or other geopolitical events. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently our financial condition and capital adequacy.
Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and/or its third party service providers. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Although we employ comprehensive measures to prevent, detect, address, and mitigate these threats (including access controls, employee training, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations.
Our allowance for credit losses may not be adequate to cover actual losses; under CECL our provisions for credit losses may increase significantly and the provisions for credit losses may be more volatile than in the past.
Like all financial institutions, we maintain an allowance for credit losses to provide for expected losses caused by customer loan defaults. The ACL may not be adequate to cover actual loan losses, and in this case additional and larger provisions for loan losses would be required to replenish the allowance. Provisions for loan losses are a direct charge against income.
We adopted CECL as of January 1, 2021. Under the CECL model, credit deterioration is reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics, and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts. We establish the amount of the ACL based on our current estimate of credit losses for the remaining estimated lives of loans in our portfolio. Because of the extensive use of estimates and assumptions, our actual loan losses could differ, possibly significantly, from our estimate. We believe that our ACL at December 31, 2021 is adequate to provide for expected losses, but it is possible that the ACL will need to be increased for changes in economic forecasts, credit deterioration, or that regulators will require us to increase this allowance. An increase in the ACL could materially and adversely affect our earnings and profitability.
The CECL standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. It also may result in small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.

We are subject to extensive regulation, which could have an adverse effect on our operations.
We are subject to extensive regulation and supervision from the Commissioner and the Federal Reserve. This regulation and supervision is intended primarily to enhance the safe and sound operation of the Bank and for the protection of the FDIC insurance fund and our depositors and borrowers, rather than for holders of our equity securities and creditors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future.
Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of our assets, and the determination of the level of allowance for credit losses. Changes in the regulations that apply to us, or changes in our compliance with regulations, could have a material impact on our operations.
Various federal banking laws and regulations imposed heightened requirements on certain large banks and bank holding companies with at least $50 billion in total consolidated assets, but certain of these requirements also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. The Company and the Bank exceeded this $10 billion threshold as of December 31, 2021. Among the consequences of the circumstance are the following:
•the Bank will calculate its FDIC deposit using a “score card” system using forward-looking measures intended to assess the risk to the DIF;
•under the Federal Reserve’s rules pursuant to the Durbin Amendment, the Bank is no longer exempt from the Federal Reserve interchange fee maximum and may charge a fee only up to the maximum level determined by the Federal Reserve to be reasonable and proportionate;
•the Bank will be subject to a continuous supervision model in addition to an annual safety and soundness examination; and
•the Bank will be examined primarily by the CFPB for compliance with federal consumer protection laws.
We face a risk of noncompliance with the BSA and other AML statutes and regulations and related enforcement actions.
The BSA, the Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The FINCEN, established by the Treasury to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as with the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also focus on compliance with BSA and AML regulations. If our policies, procedures, and systems are deemed deficient or the policies, procedures, and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition, and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing also could have serious reputational consequences for us.
Consumers may decide not to use banks to complete their financial transactions.
Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Negative public opinion regarding our Company and the financial services industry in general, could damage our reputation and adversely impact our earnings.
Reputation risk, or the risk to our business, earnings, and capital from negative public opinion regarding our Company and the financial services industry in general, is inherent in our business. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we have taken steps to minimize reputation risk in dealing with our clients and communities, this risk always will be present given the nature of our business.
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
Net interest income is the most significant component of our earnings. Our net interest income results from the difference between the yields we earn on our interest-earning assets, primarily loans and investments, and the rates that we pay on our interest-bearing liabilities, primarily deposits and borrowings. When interest rates change, the yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities do not necessarily move in tandem with each other because of the difference between their maturities and repricing characteristics. This mismatch can negatively impact net interest income if the margin between yields earned and rates paid narrows. Interest rate environment changes can occur at any time and are affected by many factors that are outside our control, including inflation, recession, unemployment trends, the Federal Reserve’s monetary policy, domestic and international disorder, and instability in domestic and foreign financial markets.
In the normal course of business, we process large volumes of transactions involving millions of dollars. If our internal controls fail to work as expected, we could experience significant losses.
We process large volumes of transactions on a daily basis involving millions of dollars and are exposed to numerous types of operational risk, including the risk of fraud by persons inside or outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk also includes potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards.
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
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments, and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through from these or other sources could have a substantial negative effect on our liquidity.
Our access to funding sources in amounts adequate to finance our activities, or on terms which are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or deterioration in credit markets.
If our goodwill becomes impaired, we may be required to record a significant charge to earnings.
We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2021 of $364.3 million. Under GAAP, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values.  We have two reporting units – 1) the Bank with $360.0 million in goodwill (including goodwill at the holding company level), and 2) SBA activities, including SBA Complete and our SBA Lending Division, with $4.3 million in goodwill. The price of our common stock is one of several factors available for estimating the fair value of our reporting units and is most closely associated with our Bank reporting unit. Subject to the results of other valuation techniques, if the price of our common stock falls below book value, it could indicate that a portion of our goodwill is impaired.  For this reason or other reasons that indicate that the goodwill at any of our reporting units is impaired, we could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.
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
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR and that from January 1, 2022, publications of most LIBOR rates would end. As of this date, LIBOR cannot be used as a reference for new loan originations or other transactions. Currently, many LIBOR rates, including the one-week and two-month settings are no longer available, while the remaining LIBOR rates will be completely phased out by June 30, 2023.
Regulators, industry groups, and others have, among other things, published recommended replacement language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g. the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating rate instruments. There is not yet consensus on what recommendations and proposals will be broadly accepted. We have a significant number of loans and borrowings with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design, and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.
Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, the CFPB, and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our

CRA rating and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on or delays in approving merger and acquisition activity, and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition, and results of operations.
Focus on commercial loans may increase the risk of substantial credit losses.
We offer a variety of loan products, including residential mortgage, consumer, construction, and commercial loans. At December 31, 2021, approximately 64% of loans were commercial and industrial loans and commercial loans secured by commercial real estate. It is expected that, as we grow, this percentage will remain fairly constant. However, future acquisitions of banks with a portfolio composition different from ours could cause this mix to change. Commercial lending generally involves more risk than mortgage and consumer lending because loan balances are greater, and the borrower's ability to repay is contingent on the successful operation of a business. Risk of loan defaults is unavoidable in the banking industry. We attempt to limit exposure to this risk by monitoring carefully the amount of loans in specific industries and by exercising prudent lending practices. However, the risk that substantial credit losses could result in reduced earnings or losses cannot be eliminated.
The Company's focus on lending to small- to mid-sized community-based businesses may increase its credit risk.
Most of our commercial business and commercial real estate loans are made to small business or middle-market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. Additionally, these loans may increase concentration risk as to industry or collateral securing our loans. If general economic conditions in the market areas in which we operate negatively impact this important customer sector, our results of operations and financial condition may be adversely affected. Moreover, a portion of these loans has been made by the Company recently, and the borrowers may not have experienced a complete business or economic cycle. The deterioration of the borrowers' businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on our financial condition and results of operations.
We could experience losses due to competition with other financial institutions and non-banks.
We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, thrifts, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries, such as online lenders and banks. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
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
From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. We may invest significant time and resources in these efforts. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
Our reported financial results are impacted by management’s selection of accounting methods and certain assumptions and estimates.
Our accounting policies and methods are fundamental to the way we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in reporting materially different results than would have been reported under a different alternative.
Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective, or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for credit losses; business combinations, and goodwill and other intangible assets.
Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, our business and a negative impact on our results of operations.
We rely heavily on communications and information systems to conduct our business. Our daily operations depend on the operational effectiveness of our technology to accurately track and record our assets and liabilities. Any failure, interruption, or breach in security of our computer systems or outside technology could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems leading to inaccurate financial records. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of any failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.
In addition, the Bank provides its customers the ability to bank online and through mobile banking. The secure transmission of confidential information over the internet is a critical element of online and mobile banking. While we use qualified third party vendors to test and audit our network, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes, and other security issues. The Bank may be required to spend significant capital and other resources to alleviate problems caused by security breaches or computer viruses. To the extent that the Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation, and other potential liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits.
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
We rely on certain external vendors.
We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. We maintain a system of policies and procedures designed to monitor vendor risks including, among other things, changes in the vendor’s organizational structure, changes in the vendor’s financial condition, and changes in the vendor’s support for existing products and services. While we believe these policies and procedures help to mitigate risk, and our vendors are not the sole source of service, the failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to our operations, which could have a material adverse impact on our business and its financial condition and results of operations.
We are subject to losses due to errors, omissions, or fraudulent behavior by our employees, clients, counterparties, or other third parties.
We are exposed to many types of operational risk, including the risk of fraud by employees and third parties, clerical recordkeeping errors, and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties, or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation, or purposeful damage to any of our operations or systems.
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
Although we have historically paid cash dividends, there is no assurance that we will continue to pay cash dividends. Future payment of cash dividends, if any, will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements, economic conditions, and such other factors as the board may deem relevant.

Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.
Although our common stock is listed for trading on NASDAQ under the symbol “FBNC,” the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock or other volatility in our shares in the public market, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.
We may make future acquisitions, which could dilute current shareholders’ stock ownership and expose us to additional risks.
In accordance with our strategic plan, we evaluate opportunities to acquire other banks, branch locations, and companies that provide products and services related to our banking activities. Such transactions could have a material effect on our operating results and financial condition, including short- and long-term liquidity, and could require us to issue a significant number of shares of common stock or other securities and/or to use a substantial amount of cash, other liquid assets, and/or incur debt.
Our acquisition activities could involve a number of additional risks, some of which are described in more detail elsewhere in this report and include: the possibility that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve; using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets; incurring the time and expense required to integrate the operations and personnel of the combined businesses; the possibility that we will be unable to successfully implement integration strategies due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired bank in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies; the possibility of regulatory approval for the acquisition being delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues surrounding the Company, the target institution or the proposed combined entity; and losing key employees and customers as a result of an acquisition that is poorly received.

We may issue additional shares of stock or equity derivative securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.
Our authorized capital includes 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2021, we had 35,629,177 shares of common stock outstanding. In addition, at that date, we had reserved for issuance 445,231 shares of common stock pursuant to options and restricted stock under our existing equity compensation plan.
Subject to applicable NASDAQ rules, our Board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuances of equity-based incentives under or outside of our equity compensation plans, issuances of equity in business combination transactions, and issuances of equity to raise additional capital to support growth or to otherwise strengthen our balance sheet. Any issuance of additional shares of stock or equity derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.
Risks associated with acquisitions and the resulting integrations may affect costs, revenues, and market value.
A component of our business strategy includes growth through acquisitions. Costs or difficulties related to integrating the acquired business with the Company might be greater than expected. Further, expected revenue and/or operational synergies and cost savings associated with pending or recently completed acquisitions may not be fully realized or realized within the expected time frame.

Attractive acquisition or expansion opportunities may not be available to us in the future.
We may consider acquiring other businesses or expanding into new product lines or markets that we believe will help us fulfill our strategic objectives. We expect that other banking and financial companies, some of which have significantly greater resources, will compete with us to acquire financial services businesses. Our target base of attractive candidates may be limited, and competition could increase prices for potential acquisitions that we believe are attractive. Acquisitions may also be subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate acquisitions that we believe are in our best interests.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The main offices of the Company and the Bank are located in a three-story building in the central business district of Southern Pines, North Carolina that is owned by the Bank. The building houses administrative facilities. The Bank’s Operations Division, including customer accounting functions, offices for information technology operations, and offices for loan operations, are primarily housed in buildings in Greensboro, North Carolina and Troy, North Carolina, which are owned by the Bank. At December 31, 2021, the Company operated 121 bank branches. The Company owned all of its bank branch premises except 17 branch offices for which the land and buildings are leased and 10 branch offices for which the land is leased but the building is owned. The Bank also leases several other office locations for administrative functions. We also lease several locations for our SBA related activities. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.
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
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Our common stock trades on NASDAQ under the trading symbol “FBNC.” Tables have been included in Item 7 under the heading, "Selected Consolidated Financial Data," which provide historic information on the market price for the Company’s common stock. As of December 31, 2021, there were approximately 3,210 shareholders of record and another 13,358 shareholders whose stock is held in “street name.”
These tables in Item 7 also include information regarding cash dividends declared per share of common stock for the annual and quarterly periods presented. For each quarter in 2021, we declared a cash dividend of $0.20 per common share. For the foreseeable future, it is our current intention to continue to pay regular cash dividends on a quarterly basis. However, our ability to pay future cash dividends can be restricted or eliminated by regulatory authorities. See Note 15 to the Consolidated Financial Statements and "Capital Resources and Shareholders' Equity" section in Item 7 for additional discussion.
Performance Graph
The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2016 and ending December 31, 2021, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and the S&P Regional Banks Select Industry Index, as constructed by SNL Securities, LP (reflecting changes in banking industry stocks). The graph and table assume that $100 was invested on December 31, 2016 in each of the Company’s common stock, the Russell 2000 Index, and the S&P Regional Bank Index, and that all dividends were reinvested.

First Bancorp Comparison of Five-Year Total Return Performances (1)
Five Years Ending December 31, 2021

	Total Return Index Values (1) December 31,
	2016	2017	2018	2019	2020	2021
First Bancorp	$100.00	131.41	122.88	152.38	133.16	183.31
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
S&P Regional Banks Select Industry Index	100.00	107.95	87.69	111.92	103.98	145.47
_____________
(1)Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2016, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.

Issuer Purchases of Equity Securities
Pursuant to authorizations by the Board, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2021 to October 31, 2021)	—	$—	—	$15,964,472
Month #2 (November 1, 2021 to November 30, 2021)	—	—	—	15,964,472
Month #3 (December 1, 2021 to December 31, 2021)	—	—	—	—
Total	—	$—	—	$—
___________________
(1)All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On January 27, 2021, the Company reported the authorization of a $20 million repurchase program which expired on December 31, 2021. On February 7, 2022 the Company reported the authorization of a $40 million repurchase program with an expiration date of December 31, 2022.
Also see “Additional Information Regarding the Registrant’s Equity Compensation Plans” in Item 12.
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis is intended to assist readers in understanding our results of operations and changes in financial position for the past three years. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.
Overview and 2021 Highlights
The Company is a financial holding company headquartered in Southern Pines, North Carolina. We provide diversified financial services primarily though our principal subsidiary, First Bank, including commercial and consumer banking services, mortgage lending, SBA lending, accounts receivable financing, and investment advisory services. As of December 31, 2021, the Bank had a 121 branch network throughout North Carolina and South Carolina and 1,207 full-time equivalent employees. We have grown organically as well as through strategic acquisitions.
On October 15, 2021, we acquired Select which was headquartered in Dunn, North Carolina and operated through 22 branches in North Carolina, South Carolina, and Virginia. As of the acquisition date, Select had total assets of $1.8 billion, total loans of $1.3 billion, and total deposits of $1.6 billion. The conversion of Select’s core processing and related systems to the Bank’s systems will occur in March 2022. Until such time, Select branches will continue to operate under their current name.
The merger with Select, combined with organic growth over the year, resulted in significant growth to assets, liabilities and equity during 2021. Our total assets at December 31, 2021 were $10.5 billion, a 44.2% increase from a year earlier; total loans increased $1.4 billion to total $6.1 billion at December 31, 2021, and deposits grew $2.9 billion from the prior year end to total $9.1 billion.

We earned net income of $95.6 million, or $3.19 diluted EPS, during 2021 compared to net income of $81.5 million, or $2.81 diluted EPS, in 2020. The main drivers to the increase in net income are as follows:
•Net interest income increased $28.3 million, or 13%, due to the combination of both higher interest income and lower interest expense. The NIM on a tax-equivalent basis was 3.16% for 2021, a decrease of 41 basis points from 2020. The growth in average earning assets offset the decline in yields.
•Interest income was a primary driver of higher net interest income and included a $5.9 million increase in interest income from loans and a $13.3 million increase in interest income from investment securities. Loan interest income was up related to the $315.6 million increase in average volume of loans driven by both organic growth and the Select acquisition. The increase in interest income from investment securities was due to higher average balances, which increased $1.4 billion in 2021, related to our decision to invest excess liquidity, which arose from high deposit growth, into investment securities.
•Reduced interest expense of $10.0 million also contributed to the the improved net interest income. We continued to reprice deposits downward given the low interest rate environment and lowered the cost of interest-bearing deposits by 27 basis points to 0.17% for 2021. Our total cost of deposits declined to 0.13% from 0.50% in 2020. The effects from the decline in funding costs were partially offset by an increase in average balance in interest-bearing liabilities.
•Provision for loans losses of $9.6 million was down from the $35.0 million provision in 2020 due to improving asset quality and improving economic forecasts which are factors in our CECL model calculations. The higher provision in 2020 was driven by historical estimates of probable losses incurred in the portfolio taking into consideration the impact of the COVID-19 pandemic on the overall economic environment and the potential impact on our loan portfolio. The provision for 2021 was related to the initial ACL for Select's non-PCD loans acquired of $14.1 million. Partially offsetting the initial Select provision, we reduced our ACL reserves $4.5 million during the year due to the economic forecast improvements in 2021.
•Noninterest income declined $7.7 million, which resulted primarily from a $3.2 million decrease in mortgage banking income related to lower levels of activity, a $1.9 million decrease in commissions on sales of financial and insurance products due to the sale of the majority of the assets of First Bank Insurance mid-year, and a loss of $1.2 million on security sales as compared to a gain of $8.0 million in 2020. Partially offsetting these reductions were higher levels of transactions and number of accounts generating service charge income and bankcard revenue. (See Noninterest Income section below for further discussion).
•Noninterest expense increased $23.4 million, primarily related to $16.8 million in merger expenses related to the Select acquisition. Also related to the Select acquisition were incremental costs of $2.3 million in personnel expense and $4.7 million in higher operating costs. (See Noninterest Expense section below for further discussion).
•Income tax expense was up $3.0 million relative to the higher pre-tax income. The effective tax rate of 20.5% was fairly consistent with the prior year.
Total loans amounted to $6.1 billion at December 31, 2021, an increase of $1.4 billion, or 28.5% from December 31, 2020. Core legacy loan growth for the year ended December 31, 2021, which we define as growth exclusive of PPP loans and loans acquired from Select, amounted to $382.8 million, a growth rate of 8.6%. A combination of low interest rates and economic recovery from the pandemic contributed to our 2021 core loan growth. Also contributing to our core growth is a continued focus on expansion in high-growth markets, hiring experienced bankers, and providing high levels of service to achieve growth.
The ACL on loans increased $26.4 million from the balance of $52.4 million at December 31, 2020. The increase in the ACL on loans was mainly due to a $14.6 million allowance recorded at adoption of the CECL standard as of January 1, 2021. The other driver was the Select loans acquired requiring a $4.9 million allowance recorded on the PCD loans and $14.1 million allowance on the initial provision for credit losses for the non-PCD loans. The ACL was 1.30% of total loans at December 31, 2021. With our adoption of CECL,we increased the allowance for unfunded commitments by $7.5 million. We also recorded an initial allowance on unfunded commitments of $3.9 million with the acquisition of Select.
Our asset quality remained strong in 2021. At December 31, 2021, net charge offs as a percentage of average loans was 0.05% as compared to 0.09% for the prior year. The total NPAs of $52.6 million were 0.50% of total assets at December 31, 2021. Total nonperforming assets increased $11.9 million in the fourth quarter of 2021 as a result of the acquisition of Select.
We continue to deploy excess liquidity into investment securities, which amounted to $3.1 billion at December 31, 2021, an increase of $1.5 billion, or 94.0%, compared to a year earlier.
Total deposits amounted to $9.1 billion at December 31, 2021, an increase of $2.9 billion, or 45.4%, from December 31, 2020. Core legacy deposit growth for the year ended December 31, 2021, which we define as organic growth exclusive of deposits acquired from Select, totaled $1.35 billion, a growth rate of 21.5%. The high core deposit growth is believed to be due to a combination of stimulus funds and changes in customer behaviors during the pandemic, as well as ongoing growth initiatives by the Company. We continue to emphasize relationship banking to new and existing customers and continually work to identify and introduce new products that will attract and retain customers.
We remain well-capitalized by all regulatory standards, with a total capital ratio at December 31, 2021 of 14.67% compared to 15.37% reported at December 31, 2020. The Company’s TCE ratio was 8.38% at December 31, 2021, a decrease of 70 basis points from a year earlier, with the decline resulting from the acquisition of Select and the high balance sheet growth experienced in 2021.
Impact of COVID-19
Overview. Our business has been, and continues to be, impacted by COVID-19 and its variants. While the economies of our markets have generally improved in 2021, the current pandemic is ongoing and dynamic in nature, and there are many related uncertainties, including, among other things, its severity and new variants that may arise; its ultimate duration and infection spikes that may occur; the impact on our customers, employees and vendors; the impact on the financial services and banking industry; and the ongoing impact on the economy as a whole.
Impact on our Operations. At the height of the pandemic, many jurisdictions in North Carolina in which we operate declared health emergencies related to COVID-19. The resulting closures and/or limited operations of non-essential businesses and related economic disruption impacted our operations as well as the operations of our customers. While most businesses have reopened and restrictions are currently limited in our areas, the occurrence of variants of the COVID-19 virus may result in future restrictions or closures. We continue to address the issues as they arise in order to facilitate the continued delivery of essential services while maintaining a high level of safety for our customers as well as our employees, including:
•Implementing our communications plans to ensure our employees, customers and critical vendors are kept abreast of developments affecting our operations;
•Temporarily closing financial center lobbies, limiting access to drive-through only or by appointment, as necessary given spikes in COVID-19 infection rates or due to staffing constraints;
•Expanding remote-access availability so that a significant portion of our workforce has the capability to work from home or other remote locations. All activities are performed in accordance with our compliance and information security policies designed to ensure customer data and other information is properly safeguarded; and
•Instituting mandatory social distancing policies and mask protocols for those employees not working remotely and who are unvaccinated. Members of certain operations teams may split into two teams that rotate their work location between work and home as necessary.
Impact on our Financial Position and Results of Operations. Our financial position and results of operations are particularly susceptible to the ability of our loan customers to meet loan obligations, the availability of our workforce, the availability of our vendors, and the decline in the value of assets held by us. The impact of the COVID-19 pandemic lessened in 2021, and we experienced increased commercial activity throughout our market areas. We have not realized significant negative impact on our loan portfolio or asset quality. Further, all COVID-19 deferral status loans have returned to regular payment schedules. While the economic pressures and uncertainties arising from the COVID-19 pandemic have resulted in, and may continue to result in, specific changes in consumer and business spending and borrowing habits, we have seen improvements in many industries in which we have loan exposure including retail/strip centers, hotels/lodging, restaurants, entertainment, and commercial real estate. See further information related to the risk exposure of our loan portfolio under the sections captioned "Provision for Credit Losses," “Loans,” and “Allowance for Credit Losses” elsewhere in this discussion.

Legislative and Regulatory Developments. The federal government and the Federal Reserve and other bank regulatory agencies have taken actions to mitigate the economic effects of COVID-19. The Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% effective in March 2020. Recently, in response to inflationary concerns, the Federal Reserve indicated that it expects to increase the targeted federal funds rate during 2022. Our earnings and cash flows are largely dependent on our net interest income, as is discussed in detail below under "Interest Rate Risk." Increasing short term rates could negatively impact our NIM if funding costs rise.
Banks and bank holding companies have been particularly impacted by the COVID-19 pandemic as a result of disruption and volatility in the global capital markets. Bank regulatory agencies have been (and are expected to continue to be) proactive in responding to both market and supervisory concerns arising from the COVID-19 pandemic and its aftermath, as well as the potential impact on customers, especially borrowers. We continue to monitor any potential for new laws and regulations impacting lending and funding practices as well as capital and liquidity standards. Such changes could require us to maintain more capital, with common equity as a more predominant component, or manage the composition of our assets and liabilities to comply with formulaic liquidity requirements.
As discussed above, the economies of our market areas generally improved during 2021 as they recovered from the pandemic. However, the ongoing impact on the Company of the continuing pandemic, including infection rate spikes and new strains of COVID-19, is uncertain. The extent to which the COVID-19 pandemic has a further impact on our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.
Critical Accounting Policies and Estimates
The accounting principles we follow and our methods of applying these principles conform with GAAP and with general practices followed by the banking industry. Certain policies inherently have a greater reliance on the use of estimates, assumptions, or judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of our ACL, business combinations and related fair value measurements, and intangible assets to be the accounting areas that require the most subjective or complex judgments, estimates, and assumptions, and where changes in those judgments, estimates, and assumptions (based on new or additional information, changes in the economic climate and/or market interest rates, etc.) could have a significant effect on our financial statements.
Our most significant accounting policies are presented in Note 1 to the accompanying consolidated financial statements. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in this MD&A, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.
Allowance for Credit Losses on Loans and Unfunded Commitments
The ACL replaces the allowance for loan and lease losses as a credit accounting estimate as of January 1, 2021, when we adopted ASU 2016–13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ACL represents management’s current estimate of credit losses for the remaining estimated life of financial instruments. We perform periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the portfolio. We believe the accounting estimate related to the ACL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for loan and lease losses and net income; (2) it requires management to predict borrowers’ likelihood or capacity to repay, including evaluation of inherently uncertain future economic conditions; (3) the value of underlying collateral must be estimated on collateral-dependent loans; (4) prepayment activity must be projected to estimate the life of loans that often are shorter than contractual terms; and (5) it requires estimation of a reasonable and supportable forecast period for credit losses. Accordingly, this is a highly subjective process and requires significant judgment since it is difficult to evaluate current and future economic conditions in relation to an overall credit cycle and estimate the timing and extent of loss events that are expected to occur prior to end of a loan’s estimated life.
Our ACL is assessed at each balance sheet date and adjustments are recorded in the provision for loan losses. The ACL is estimated based on loan level characteristics using historical loss rates, a reasonable and supportable economic forecast, and assumptions of probability of default and loss given default. Loan balances considered uncollectible are charged-off against the ACL. There are many factors affecting the ACL, some of which are quantitative, while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and is susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect our earnings or financial position in future periods.
PCD loans represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination at the acquisition date. At acquisition, the allowance for credit losses on PCD assets is booked directly to the ACL. Any subsequent changes in the ACL on PCD assets is recorded through the provision for credit losses.
We believe that the ACL is adequate to absorb the expected life of loan credit losses on the portfolio of loans and leases as of the balance sheet date. Actual losses incurred may differ materially from our estimates. For example, the impact of COVID–19 on both borrower credit and the greater macroeconomic environment is uncertain and changes in the duration, spread, and severity of the virus could affect our loss experience.
Additional information on the loan portfolio and ACL can be found in the sections of MD&A titled “Nonperforming Assets” and “Allowance for Credit Losses and Loan Loss Experience” below.
Business Combinations
Pursuant to applicable accounting guidance, we recognize assets acquired, including identified intangible assets (discussed further below), and the liabilities assumed in acquisitions at their fair values as of the acquisition date, with the related transaction costs expensed in the period incurred. Specified items such as acquired operating lease assets and liabilities as lessee, employee benefit plans, and income-tax related balances are recognized in accordance with accounting guidance that results in measurements that may differ from fair value. Determining the fair value of assets acquired and liabilities assumed often involves estimates based on internal or third-party valuations which include appraisals, discounted cash flow analysis, or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, discount rates, credit risk, multiples of earnings, or other relevant factors. The determination of fair value may require us to make point-in-time estimates about discount rates, future expected cash flows, market conditions, and other future events that can be volatile in nature and challenging to assess. While we use the best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.
The ACL for PCD assets is recognized within business combination accounting with no initial impact to net income. Changes in estimates of expected credit losses on PCD loans after acquisition are recognized as provision expense (or reversal of provision expense) in subsequent periods as they arise. The ACL for non-PCD assets is recognized as provision expense in the same reporting period as the business combination. Estimated loan losses for acquired loans are determined using methodologies and applying estimates and assumptions that were described previously in the Allowance for Credit Losses section.
Non-PCD loans acquired are generally estimated at fair value using a discounted cash flow approach with assumptions of discount rate, remaining life, prepayments, probability of default, and loss given default. The actual cash flows on these loans could differ materially from the fair value estimates. The amount we record as the fair values for the loans is generally less than the contractual unpaid principal balance due from the borrowers, with the difference being referred to as the “discount” on the acquired loans. Discounts on acquired non-PCD loans are amortized to interest income over their estimated remaining lives, which may include prepayment estimates in certain circumstances.
Similarly, premiums or discounts on acquired debt are amortized to interest expense over their remaining lives. Actual accretion or amortization of premiums and discounts from a business acquisition may differ materially from our estimates impacting our operating results.
Goodwill and Other Intangible Assets
We believe that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. ASC 350-10 establishes standards for the amortization of acquired intangible assets, generally over the estimated useful life of the related assets, and impairment assessment of goodwill. At December 31, 2021, we had core deposit and other intangibles of $17.8 million subject to amortization and $364.3 million of goodwill, which is not subject to amortization.
Goodwill arising from business combinations represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
At each reporting date between annual goodwill impairment tests, we consider potential indicators of impairment. During 2020, with the heightened economic uncertainty and volatility surrounding COVID–19, we performed quarterly impairment assessments. Generally, absent potential impairment indicators, we perform an annual assessment of whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock, and other relevant events. During 2021 there were no triggers warranting interim impairment assessments and for the 2021 annual assessment, we concluded that it was more likely than not that the fair value exceeded its carrying value.
The primary identifiable intangible asset we typically record in connection with a whole bank or bank branch acquisition is the value of the core deposit intangibles which represent the estimated value of the long-term deposit relationships acquired in the transaction. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. The core deposit intangibles are amortized over the estimated useful lives of the deposit accounts based on a method that we believe reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness and have generally been estimated to have a life ranging from seven to ten years, with an accelerated rate of amortization. We review identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our policy is that an impairment loss is recognized, equal to the difference between the asset’s carrying amount and its fair value, if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Estimating future cash flows involves the use of multiple estimates and assumptions, such as those listed above.
Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to our consolidated financial statements entitled “Summary of Significant Accounting Policies.”
RESULTS OF OPERATIONS
The following discussion reviews the results of operations and key drivers to change in the results of 2021 as compared to 2020. For a description of our results of operations for 2020, refer to the "Overview - 2020 Compared to 2019" section of Item 7 in our 2020 Form 10-K.
Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). Changes in the net interest income are the result of changes in volume and the net interest spread which affects NIM. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. NIM refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Net interest income is also influenced by external factors such as local economic conditions, competition for loans and deposits, and market interest rates.
Net interest income amounted to $246.4 million in 2021, an increase of $28.3 million, or 11.5%, from the $218.1 million in 2020. The increase was due in part to the Select acquisition and higher balances of investment securities, which more than offset the impact of the challenging rate environment. For 2021, average interest-earning assets increased $1.7 billion, or 27.8%, including growth of $315.6 million in average loans and $1.4 billion in average securities. The growth in interest-earning assets was driven by funds provided from growth in deposits. The Select acquisition in the fourth quarter also contributed to higher earning assets.
The impact on earnings of the interest-earning asset growth was partially offset by a decrease in our NIM on a tax-equivalent basis, which declined from 3.56% in 2020 to 3.16% in 2021. For internal purposes, we evaluate our NIM on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income then dividing by total average earning assets. We believe that analysis of NIM on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM as reported and on a tax-equivalent basis.

($ in thousands)	Year ended December 31,
	2021	2020	2019
Net interest income, as reported	$246,395	218,122	216,204
Tax-equivalent adjustment	2,243	1,468	1,641
Net interest income, tax-equivalent	$248,638	219,590	217,845
Net interest margin, as reported	3.13%	3.54%	3.97%
Net interest margin, tax-equivalent	3.16%	3.56%	4.00%
The reduction in our NIM was in large part a result of excess liquidity, as well as the impact of lower interest rates. While there were no interest rate reductions initiated by the Federal Reserve during 2021, the overall lower market rates impacted our portfolio yields on new and renewing assets. During 2021, our level of average securities and other short-term investments increased by $1.4 billion, or 95.8% at lower market yields, generally less than 1.50%, thus negatively impacting the NIM.
Our NIM for all periods benefited, by varying amounts, from the net accretion income, primarily associated with purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each year.

($ in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Interest income – increased by accretion of loan discount on acquired loans	$6,107	3,817	4,588
Interest income - increased by accretion of loan discount on retained SBA loans	2,707	2,511	1,386
Interest expense – reduced by premium amortization of deposits	295	100	190
Interest expense – increased by discount accretion of borrowings	(249)	(181)	(181)
Impact on net interest income	$8,860	6,247	5,983
The biggest component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans. The increase in 2021 was driven by the acquisition of Select which resulted in $1.5 million in accretion during the fourth quarter of 2021, combined with $2.3 million in accelerated accretion earlier in the year from the payoff of several former failed-bank loans we previously acquired. Generally the level of loan discount accretion will decline each year due to the natural paydowns in acquired loan portfolios.
At December 31, 2021, 2020, and 2019, unaccreted loan discount on purchased loans amounted to $17.2 million, $8.9 million, and $12.7 million, respectively. We recorded an initial fair value loan discount mark of $19.3 million for the Select portfolio, which was reduced by the reclassification to ACL of $4.9 million related to PCD loans. The Select acquired portfolio comprises the majority of the remaining unaccreted loan discount at December 31, 2021.
In addition to the loan discount accretion recorded on acquired loans, we record accretion on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market. The level of SBA loan discount accretion will increase relative to the SBA loan portfolio with continued growth in that line of business. At December 31, 2021, 2020, and 2019, unaccreted loan discount on SBA loans amounted to $6.0 million, $7.3 million, and $7.1 million, respectively.

Amortization of net deferred loan fees also impacts interest income. During 2021, we amortized net deferred PPP fees of $9.5 million as interest income compared to $4.1 million for 2020. At December 31, 2021, we had $2.6 million in remaining deferred PPP origination fees that will be recognized over the lives of the loans, with accelerated amortization expected to result from the loan forgiveness process. We expect substantially all of these fees will be recognized in the first quarter of 2022 as a result of the loan forgiveness process.
The following table presented the major components of the net interest income and NIM.

Average Balances and Net Interest Income Analysis
	Year Ended December 31,
	2021			2020			2019
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$5,018,391	4.36%	$219,013	4,702,743	4.53%	213,099	4,346,331	5.08%	220,784
Taxable securities	2,204,713	1.45%	32,076	967,900	2.11%	20,429	719,435	2.76%	19,881
Non-taxable securities	162,878	1.49%	2,402	34,108	2.13%	725	32,200	3.13%	1,007
Other interest-earning assets, primarily overnight funds	485,337	0.50%	2,427	455,349	0.75%	3,431	350,434	2.41%	8,435
Total interest-earning assets	7,871,319	3.25%	255,918	6,160,100	3.86%	237,684	5,448,400	4.59%	250,107
Cash and due from banks	90,275			81,154			55,422
Premises and equipment	125,738			116,425			117,465
Other assets	408,313			408,319			405,760
Total assets	$8,495,645			6,765,998			6,027,047

Liabilities and Equity
Interest-bearing checking accounts	$1,353,172	0.07%	$919	1,019,773	0.12%	1,208	891,766	0.15%	1,358
Money market accounts	1,923,614	0.16%	3,158	1,367,851	0.34%	4,632	1,111,599	0.63%	6,992
Savings accounts	607,452	0.07%	443	467,682	0.15%	711	419,450	0.29%	1,201
Time deposits >$100,000	552,346	0.46%	2,549	616,171	1.33%	8,215	704,332	1.93%	13,598
Other time deposits	236,558	0.34%	812	239,990	0.64%	1,535	260,741	0.73%	1,901
Total interest-bearing deposits	4,673,142	0.17%	7,881	3,711,467	0.44%	16,301	3,387,888	0.74%	25,050
Short-term borrowings	—	—%	—	71,955	1.42%	1,022	209,613	2.54%	5,324
Long-term borrowings	63,201	2.60%	1,642	114,490	1.96%	2,239	123,035	2.86%	3,529
Total interest-bearing liabilities	4,736,343	0.13%	9,523	3,897,912	0.50%	19,562	3,720,536	0.91%	33,903
Noninterest-bearing checking accounts	2,728,768			1,932,823			1,436,329
Total sources of funds	7,465,111	0.13%		5,830,735	0.34%		5,156,865	0.66%
Other liabilities	60,759			60,731			57,359
Shareholders’ equity	969,775			874,532			812,823
Total liabilities and shareholders’ equity	$8,495,645			6,765,998			6,027,047
Net yield on interest-earning assets and net interest income		3.13%	$246,395		3.54%	218,122		3.97%	216,204
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.16%	$248,638		3.56%	219,590		4.00%	217,845

Interest rate spread		3.14%			3.36%			3.68%

Average prime rate		3.25%			3.54%			5.28%
(1)Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization, in the amounts of $9,690, $4,755, and $1,264 for 2021, 2020, and 2019, respectively.
(2)Includes accretion of discount on acquired and SBA loans of $8,814, $6,328, and $5,974 in 2021, 2020, and 2019, respectively.
(3)Includes tax-equivalent adjustments of $2,243, $1,468, and $1,641 in 2021, 2020, and 2019, respectively, to reflect the federal and state tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

The following table presents additional detail regarding the estimated impact that changes in loan and deposit volumes and changes in the interest rates we earned/paid had on our net interest income in 2021 and 2020.

Volume and Rate Variance Analysis
	Year Ended December 31, 2021			Year Ended December 31, 2020
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income:
Loans	$14,040	(8,126)	5,914	17,128	(24,813)	(7,685)
Taxable securities	22,055	(10,408)	11,647	6,055	(5,507)	548
Non-taxable securities	2,316	(639)	1,677	50	(332)	(282)
Other interest-earning assets, primarily overnight funds	188	(1,192)	(1,004)	1,658	(6,662)	(5,004)
Total interest income	38,599	(20,365)	18,234	24,891	(37,314)	(12,423)

Interest expense:
Interest bearing checking accounts	311	(600)	(289)	173	(323)	(150)
Money market accounts	1,399	(2,873)	(1,474)	1,240	(3,600)	(2,360)
Savings accounts	158	(426)	(268)	106	(596)	(490)
Time deposits >$100,000	(571)	(5,095)	(5,666)	(1,439)	(3,944)	(5,383)
Other time deposits	(20)	(703)	(723)	(142)	(224)	(366)
Total interest-bearing deposits	1,277	(9,697)	(8,420)	(62)	(8,687)	(8,749)
Short-term borrowings	(1,022)	—	(1,022)	(2,726)	(1,577)	(4,303)
Long-term borrowings	(1,167)	570	(597)	(213)	(1,076)	(1,289)
Total interest expense	(912)	(9,127)	(10,039)	(3,001)	(11,340)	(14,341)

Net interest income	$39,511	(11,238)	28,273	27,892	(25,974)	1,918
Note - Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Overall, as demonstrated in the above table, net interest income grew $28.3 million in 2021, with higher earning asset volumes and lower rates on interest-bearing liabilities, which was partially offset by lower yields on interest-earning assets, driving the increase.
•For 2021, higher loan volume positively impacted interest income by $14.0 million, partially offset by lower interest rates on loans which negatively impacted interest income by $8.1 million, resulting in an increase in loan interest income of $5.9 million.
•Higher volumes of total securities balances contributed $24.4 million in additional interest income in 2021. This was partially offset by the impact of lower interest rates earned on those securities resulting in a negative impact of $11.0 million on interest income.
•Lower interest rates on other interest-earning assets (primarily overnight funds and presold mortgages held for sale) in 2021 resulted in $1.2 million in lower interest income, which was partially offset by higher volume.
•Lower interest rates paid on deposits drove a $9.7 million decrease in deposit interest expense in 2021. Reductions in rates on deposits more than offset the higher volumes of interest-bearing demand balances.
•Lower levels of borrowings resulted in a decrease in borrowings interest expense of $1.6 million in 2021.

Provision for Credit Losses (Loans and Unfunded Commitments)
Prior to our implementation of CECL, the provision for credit losses was based on the then-applicable Incurred Loss model and represented an estimate of probable incurred losses in the loan portfolio at the end of each reporting period. Under CECL, the provision for credit losses represents our current estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Our estimate of credit losses under CECL is determined using a complex model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for loan losses and provision for unfunded commitments which represents expected losses on unfunded loan commitments that are expected to result in outstanding loan balances. The allowance for unfunded commitments is included in other liabilities in the consolidated balance sheets.
The provision for loan losses was $9.6 million in 2021 under the CECL method, compared to $35.0 million in 2020 under the Incurred Loss method. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under the applicable accounting standards in effect at each balance sheet date. Under the CECL methodology, during 2021 we reversed $4.5 million in provision for credit losses due to improving asset quality and better economic forecasts. Offsetting the provision reversal was the "Day 2" provision expense of $14.1 million which was the calculated ACL recorded for Non-PCD loans acquired from Select after the initial credit mark adjustment was recorded to the loans. The elevated provision expense in 2020 was primarily a result of the higher estimated incurred losses resulting from macroeconomic effects of the COVID-19 pandemic and exposures to loans with characteristics or in industries that had greater loss exposure due to the economic uncertainties brought on by COVID-19.
Total net charge-offs for 2021 were $2.7 million compared to $4.0 million in 2020. In 2020, the higher net charge-offs were driven by $3.2 million of net charge-offs in our SBA portfolio, and was concentrated in the "commercial, financial, and agricultural" category.
Also under the CECL method, we recorded $5.4 million in provision for unfunded commitments, which included $3.9 million recorded in the fourth quarter of 2021 upon the acquisition of Select. There was no provision for unfunded commitments in 2020 under the Incurred Loss method. The provisions for 2021 were recorded primarily due to increases in construction and land development loan commitments during the year.
Additional discussion on the CECL method and our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses and Loan Loss Experience" sections following.

Noninterest Income
Our noninterest income amounted to $73.6 million in 2021, $81.3 million in 2020, and $59.5 million in 2019.
Management evaluates noninterest income on a non-GAAP basis that excludes items such as securities gains and losses and other miscellaneous gains and losses because we believe excluding those items results in a more meaningful reflection of noninterest income from recurring sources. We refer to this as "adjusted noninterest income." A reconciliation of reported noninterest income to adjusted noninterest income is presented in the table below. Adjusted noninterest income amounted to $73.2 million in 2021, $73.4 million in 2020, and $59.6 million in 2019.

Noninterest Income
	Year Ended December 31,
($ in thousands)	2021	2020	2019
Service charges on deposit accounts	$12,317	11,098	12,970
Other service charges, commissions and fees - interchange income, net of interchange expense	18,480	14,142	13,814
Other service charges, commissions, and fees - other	7,036	5,955	5,667
Fees from presold mortgage loans	10,975	14,183	3,944
Commissions from sales of insurance and financial products	6,947	8,848	8,495
SBA consulting fees	7,231	8,644	3,872
SBA loan sale gains	7,329	7,973	8,275
Bank-owned life insurance income	2,885	2,533	2,564
Securities gains (losses), net	(1,237)	8,024	97
Other gains (losses), net	1,648	(54)	(169)
Noninterest income	73,611	81,346	59,529
Non-GAAP adjustments - Exclude:
Securities (gains) losses, net	1,237	(8,024)	(97)
Other (gains) losses, net	(1,648)	54	169
Adjusted noninterest income	$73,200	73,376	59,601
Service charges on deposit accounts increased $1.2 million, or 11.0%, in 2021 as compared to 2020. The increase in 2021 was primarily due to growth in the number of checking accounts generating fees, as well as higher NSF activity during the year. Also contributing to the increase was the addition of Select deposit accounts and related income in the fourth quarter of 2021.
Total "Other service charges, commissions and fees" related to net interchange income from bankcard activity amounted to $18.5 million in 2021, a 30.7% increase from the $14.1 million in 2019. The growth in card usage by our customers is related to the higher volume of outstanding cards giving rise to increased transaction volume as well as customer payment preferences. General growth of our bank also contributed to the increase in this line item in 2021.
"Other service charges, commissions and fees - other" includes items such as SBA guarantee servicing fees, ATM charges, wire transfer fees, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The increases in this line item in 2021 of $1.1 million, or 18.2%, were primarily due to growth in the number of accounts and related transaction activity, as well as the Bank's deposit base increases.
Fees from presold mortgages amounted to $11.0 million in 2021, a decline of $3.2 million or 22.6% from 2020. The decrease was due in part to lower originations, combined with a higher percentage of mortgages retained in the portfolio during 2021 as compared to the prior year.
Commissions from sales of insurance and financial products amounted to $6.9 million in 2021, down $1.9 million from 2020. The decrease is due to the sale of the majority of the assets of First Bank Insurance, our property and casualty insurance subsidiary, in June 2021.

The reduction in SBA consulting services in 2021 of $1.4 million, or 16.3%, is directly related to the wind-down of the PPP loan program. SBA Complete recognized $4.7 million in PPP fees during 2020 as compared to $3.2 million in 2021.
The increase in BOLI income in 2021 was related to the acquisition of Select which had $31.1 million in BOLI as of the date of acquisition.
During 2021, we sold approximately $106.5 million in securities at a loss of $1.2 million. This is compared to sales transactions in 2020 of $219.7 million for a gain of $8.0 million. The securities sold were in the normal course of business and our ALCO determination to adjust our portfolio in light of the market rates and the overall portfolio composition.
“Other gains (losses), net” amounted to a net gain of $1.6 million for 2021 related to the sale of the Company's property and casualty insurance subsidiary during the year.
Noninterest Expenses
Total noninterest expenses totaled $184.7 million, $161.3 million, and $157.2 million, for 2021, 2020, and 2019, respectively.

Noninterest Expenses
	Year Ended December 31,
($ in thousands)	2021	2020	2019
Salaries	$86,815	84,941	79,129
Employee benefits	16,434	16,027	16,844
Total personnel expense	103,249	100,968	95,973
Occupancy expense	11,528	11,278	11,122
Equipment related expenses	4,492	4,285	5,023
Merger and acquisition expenses	16,845	—	192
Amortization of intangible assets	3,531	3,956	4,858
Credit card rewards and other expenses	4,609	3,599	2,759
Telephone and data lines	3,027	2,893	3,058
Software costs	5,133	5,035	4,326
Data processing expense	3,619	2,904	2,787
Advertising and marketing expense	2,580	2,297	3,120
Non-credit losses	1,129	1,024	1,074
Other operating expenses	24,914	23,059	22,902
Total	$184,656	161,298	157,194
Total personnel expense increased from $101.0 million in 2020 to $103.2 million in 2021, an increase of $1.9 million, or 2.2%. Within personnel expense, salaries expense increased $1.9 million, or 2.6%, while employee benefits expense increased $0.4 million, or 2.5%. Within salaries expense, commissions declined $1.0 million, or 12.5%, related to the lower mortgage banking activity, while bonuses increased $2.1 million due to the improved corporate performance.
Merger and acquisition expenses amounted to $16.8 million in 2021 related to the acquisition of Select. The expenses were primarily comprised of severance costs and data processing conversion expenses.
Credit card expenses have increased $1.0 million, or 28.1%, relative to the higher levels of outstanding cards and activity generating revenue.
Telephone and data, software costs, data processing expenses, and advertising and marketing expenses did not vary significantly among the periods presented, increasing in 2021 related to higher levels of activity and the incremental costs from Select commencing in the fourth quarter of the year.

Non-credit losses remained relatively unchanged for the periods presented, with losses primarily related to debit card and credit card fraud losses.
Income Taxes
We recorded income tax expense of $24.7 million in 2021, $21.7 million in 2020, and $24.2 million in 2019. Our effective tax rates were fairly stable at 20.5% for 2021, 21.0% for 2020, and 20.8% for 2019. We expect our effective tax rate to be approximately 21.0% in 2022.
ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION
Loans
The loan portfolio is the largest category of our earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. The majority of our loan portfolio is within our North Carolina and South Carolina market areas. We also have a portfolio of SBA loans that have been made on a nationwide basis. The diversity of the economic bases of our market areas has historically provided a stable lending environment.
Total loans amounted to $6.1 billion at December 31, 2021, an increase of $1.4 billion, or 28.5%, from December 31, 2020. Net loan growth for the year was as follows:

($ in thousands)
Loans at December 31, 2020	$4,731,315
Organic net growth, exclusive of PPP loans	382,794
Growth from acquisitions, net	1,164,882
PPP loan activity	(197,276)
Loans at December 31, 2021	$6,081,715

Organic loan growth percentage	8.1%
Total loan growth percentage	28.5%
The following table provides a summary of the loan portfolio composition at each of the past five year ends.

Loan Portfolio Composition
	As of December 31,
	2021		2020		2019		2018		2017
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$648,997	11%	782,549	17%	504,271	11%	457,037	11%	381,130	10%
Real estate – construction, land development & other land loans	828,549	13%	570,672	12%	530,866	12%	518,976	12%	539,020	13%
Real estate – mortgage – residential (1-4 family) first mortgages	1,021,966	17%	972,378	21%	1,105,014	25%	1,054,176	25%	972,772	24%
Real estate – mortgage – home equity loans / lines of credit	331,932	5%	306,256	6%	337,922	8%	359,162	8%	379,978	9%
Real estate – mortgage – commercial and other	3,194,737	53%	2,049,203	43%	1,917,280	43%	1,787,022	42%	1,696,107	42%
Consumer loans	57,238	1%	53,955	1%	56,172	1%	71,392	2%	74,348	2%
Loans, gross	6,083,419	100%	4,735,013	100%	4,451,525	100%	4,247,765	100%	4,043,355	100%
Unamortized net deferred loan costs (fees)	(1,704)		(3,698)		1,941		1,299		(986)
Total loans	$6,081,715		4,731,315		4,453,466		4,249,064		4,042,369

The majority of our loan portfolio over the years has been real estate mortgage loans, with all loan categories secured by real estate historically comprising approximately 87% to 89% of our outstanding loan balances. In 2020, our total loans secured by real estate decreased to 82% of outstanding loan balances due to an increase in PPP loans, which are unsecured loans and are included in the line item "commercial, financial, and agricultural" as discussed further below.
Except for construction, land development, and other land loans, the majority of our real estate loans are personal and commercial loans where cash flow from the borrower’s occupation or business is the primary repayment source, with the real estate pledged providing a secondary repayment source.
Residential real estate loans declined from 25% of total loans at December 31, 2018 to 17% of total loans at December 31, 2021. This decline was due to a combination of factors including consumers refinancing their home loans held by the Bank with long-term fixed rate loans, which we typically sell in the secondary market. Additionally, the Select loan portfolio acquired during 2021 had only a 12.8% mix of residential real estate loans, thus driving down the overall portfolio percentage in this category.
Commercial real estate loans as a percentage of total loans increased to 53% at December 31, 2021 primarily due to the Select acquisition as 51% of its loan portfolio was in this category.
Commercial, financial, and agricultural loans returned to the historical level of approximately 11% of total loans at December 31, 2021, decreasing from 17% at the prior year end. As noted above, the fluctuations were due primarily to PPP loans, which declined $197.3 million during 2021 due to forgiveness of loans. We began originating PPP in April 2020 under the provisions of the CARES Act and subsequent federal acts. These loans are fully guaranteed by the SBA and may be eligible for loan forgiveness under the provisions of the CARES Act. During 2020, we funded approximately $247.5 million of PPP loans. At December 31, 2020, we had a remaining balance of $240.9 million in PPP loans outstanding, which represented 30.8% of our commercial, financial, and agricultural loans and 5.1% of our total loans. During 2021, we originated an additional $113.4 million of PPP loans, assumed $17.3 million from Select, and processed total PPP loan forgiveness of $339.2 million. As of December 31, 2021, we had $39.0 million in outstanding PPP loans.
A summary of scheduled loan maturities, based on contractual maturity dates, over certain time periods is presented below, with fixed rate loans and adjustable rate loans shown separately.

Loan Maturities
	As of December 31, 2021
	Due within one year		Due after one year but within five years		Due after five years but within fifteen years		Due after fifteen years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$101,174	3.48%	33,572	3.65%	50,198	5.68%	1,133	4.90%	186,077	4.14%
Real estate – construction, land development & other land loans	180,121	4.54%	90,530	3.81%	28,986	4.46%	12,097	4.91%	311,734	4.33%
Real estate – mortgage – residential (1-4 family) first mortgages	10,132	4.82%	13,941	4.79%	27,382	4.05%	141,146	3.53%	192,601	3.74%
Real estate – mortgage – home equity loans / lines of credit	19,574	4.22%	40,446	4.02%	261,432	3.37%	39	4.10%	321,491	3.50%
Real estate – mortgage – commercial and other	67,471	3.81%	151,081	3.23%	48,410	4.34%	108,445	4.93%	375,407	3.98%
Consumer loans	7,479	5.42%	3,424	4.15%	88	4.40%	1,173	5.65%	12,164	5.08%
Total at variable rates	385,951	4.14%	332,994	3.60%	416,496	3.88%	264,033	3.95%	1,399,474	3.95%
Fixed Rate Loans:
Commercial, financial, and agricultural	39,400	3.30%	205,477	3.49%	109,662	3.00%	98,488	2.71%	453,027	3.18%
Real estate – construction, land development & other land loans	131,834	3.69%	173,941	4.34%	209,936	3.55%	206	3.55%	515,917	3.85%
Real estate – mortgage – residential (1-4 family) first mortgages	36,406	4.79%	222,381	4.60%	157,098	3.88%	410,659	3.72%	826,544	4.02%
Real estate – mortgage – home equity loans / lines of credit	601	6.11%	4,125	5.33%	4,785	5.28%	237	6.37%	9,748	5.38%
Real estate – mortgage – commercial and other	223,503	4.46%	1,220,197	4.23%	1,350,751	3.57%	2,243	4.81%	2,796,694	3.93%
Consumer loans	15,487	6.74%	21,263	5.87%	6,378	5.99%	2,487	16.90%	45,615	6.78%
Total at fixed rates	447,231	4.24%	1,847,384	4.22%	1,838,610	3.57%	514,320	3.89%	4,647,545	3.89%

Subtotal	833,182	4.19%	2,180,378	4.13%	2,255,106	3.63%	778,353	3.99%	6,047,019	3.90%
Nonaccrual loans	34,696		—		—		—		34,696
Total loans	$867,878		2,180,378		2,255,106		778,353		6,081,715
The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.
Approximately 14% of our accruing loans outstanding at December 31, 2021 mature within one year and 50% of total loans mature within five years, with both of those measures being consistent with recent years. As of December 31, 2021, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 23% and 77%, respectively. In recent years, the mix of variable rate loans to fixed rate loans has been shifting to more fixed rate loans which continue to be popular with many borrowers in order to lock in a low interest rate during the historically low interest rate environment that has been in effect. While fixed rate loans present risk to our Company if interest rates rise, we measure our interest rate risk closely and, as discussed in the section “Interest Rate Risk” below, we do not believe that an increase in interest rates would materially negatively impact our net interest income.
The Company’s loan portfolio is not concentrated in loans to any single borrower or to a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.
In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, and geographic regions, the Company monitors exposure to credit risk that could arise from potential concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Bank makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. The Company has determined that there is no concentration of credit risk associated with its lending policies or practices. Most of our business activity is with customers located within the markets where we have banking operations. Therefore, our exposure to credit risk is significantly affected by changes in the economy within our markets. Approximately 88% of our loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.
Nonperforming Assets
NPAs include nonaccrual loans, TDRs, loans past due 90 or more days and still accruing interest, and foreclosed properties. Nonaccrual loans are loans on which interest income is no longer being recognized or accrued because management has determined that the collection of interest is doubtful. Placing loans on nonaccrual status negatively impacts earnings because (i) interest accrued but unpaid as of the date a loan is placed on nonaccrual status is reversed and deducted from interest income, (ii) future accruals of interest income are not recognized until it becomes probable that both principal and interest will be paid, and (iii) principal charged-off, if appropriate, may necessitate additional provisions for loan losses that are charged against earnings. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.
The following table summarizes our NPAs at the dates indicated.

Nonperforming Assets
	As of December 31,
($ in thousands)	2021	2020	2019	2018	2017
Nonperforming assets
Nonaccrual loans	$34,696	35,076	24,866	22,575	20,968
Restructured loans - accruing	13,866	9,497	9,053	13,418	19,834
Accruing loans >90 days past due	1,004	—	—	—	—
Total nonperforming loans	49,566	44,573	33,919	35,993	40,802
Foreclosed properties	3,071	2,424	3,873	7,440	12,571
Total nonperforming assets	$52,637	46,997	37,792	43,433	53,373

Allowance for credit losses	$78,789	52,388	21,398	21,039	23,298

Total Loans	$6,081,715	4,731,315	4,453,466	4,249,064	4,042,369

Asset Quality Ratios
Nonaccrual loans to total loans	0.57%	0.74%	0.56%	0.53%	0.52%
Nonperforming loans to total loans	0.82%	0.94%	0.76%	0.85%	1.01%
Nonperforming assets to total loans and foreclosed properties	0.87%	0.99%	0.85%	1.02%	1.32%
Nonperforming assets to total assets	0.50%	0.64%	0.62%	0.74%	0.96%
Allowance for credit losses to nonaccrual loans	227.08%	149.36%	86.05%	93.20%	111.11%
As a matter of policy, we generally place all loans that are past due 90 or more days on nonaccrual basis. The amount in this category at December 31, 2021 is related to two loans acquired from Select, one of which was renewed and the other of which was placed on nonaccrual in January 2022.
The increase in nonperforming loans in 2020 was driven by our SBA loan portfolio and the impact of the pandemic, as many of the delinquent SBA loans which did not qualify for the SBA's relief payment plan defaulted for both pandemic and other reasons and were transferred to nonaccrual status. The $5.6 million increase in NPAs in 2021 was a direct result of the Select acquisition. While the balance of NPAs increased, our asset quality ratios improved in 2021 overall relative to the increased loan portfolio, and we continue to see improving trends in asset quality. Our total nonperforming loans to total loans declined 12 basis points to 0.82% at December 31, 2021, while our total NPA ratio decreased 14 basis points to 0.50% at December 31, 2021. Additional discussion of the credit quality classification status of our loans is contained in Note 4 to our consolidated financial statements.

As of December 31, 2021, SBA loans accounted for approximately $16.8 million of our nonaccrual loans, or 9.8%, of the total non-PPP SBA portfolio, compared to $18.4 million, or 10.8%, of the non-PPP SBA portfolio at December 31, 2020. We continue to closely monitor the SBA loan portfolio and give it appropriate consideration when evaluating the adequacy of the ACL as those loans are generally considered inherently more risky than other loans in out portfolio. Refer to additional discussion of the ACL below.
As shown in Note 4 to the consolidated financial statements, our accruing past due loans (30 or more days) have declined $6.3 million to total $16.0 million at December 31, 2021, which is generally reflective of the improved economic conditions experienced during 2021. We had no loans in COVID-19 payment-deferral status as of year end.
We classify loans as “special mention” when there is a defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected. Performing special mention loans, which are still accruing interest, totaled $43.1million and $61.3 million as of December 31, 2021 and 2020, respectively. In addition, loans that are in the risk category of "classified" which are still accruing interest totaled $21.3 million at December 31, 2021 and $25.4 million at December 31, 2020. These loans have a great risk of further deterioration and potential loss to the Bank.
Foreclosed properties includes primarily foreclosed real estate. Total foreclosed real estate amounted to $3.1 million at December 31, 2021, up from $2.4 million in 2020. The increase is related to two properties added with the Select acquisition. We continue to see active real estate markets and steady activity for sales of foreclosed properties.
Allowance for Credit Losses and Loan Loss Experience
The total allowance for credit losses amounted to $78.8 million at December 31, 2021 compared to $52.4 million at December 31, 2020. The increase was driven by (1) the initial $14.6 million ACL recorded at adoption of the CECL and (2) the initial "Day 2" provision for loan losses on Select acquired non-PCD loans of $14.1 million. In addition, there was $4.9 million "Day 1" ACL which we reclassified from credit fair value mark to ACL on the Select's acquired PCD loans.
As previously discuss in "Critical Accounting Policies and Estimates", we adopted CECL effective January 1, 2021. The ACL reflects our estimate of life of loan expected credit losses that will result from the inability of our borrowers to make required loan payments. We established the incremental increase in the ACL at adoption date through equity and subsequently record amounts needed to adjust the ACL for our current estimate of expected credit losses through a provision for credit losses charged to earnings. We record loans charged off against the ACL in the period in which such loans, in management's opinion, become uncollectible. Subsequent recoveries, if any, increase the ACL when they are recognized.
We use systematic methodologies to determine the ACL for loans and the allowance for certain off-balance-sheet credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loan portfolio. The allowance for unfunded commitments represents expected losses on unfunded loan commitments that are expected to result in outstanding loan balances and is included in other liabilities in the the consolidated balance sheets.
We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. Our estimate of the ACL involves a high degree of judgment. Therefore, the process for determining expected credit losses may result in a range of expected credit losses. The ACL is calculated using collectively evaluated pools for loans with similar risk characteristics applying the DCF method. When a loan no longer shares similar risk characteristics with its segment, the loan is evaluated on an individual basis applying a DCF or asset approach for collateral-dependent loans. Refer to Note 1 of the consolidated financial statements for a discussion of our CECL methodology used to determine the ACL and allowance for unfunded commitments.
Our assessment of the ACL involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if the assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios or if there is a significant change in the reasonable and supportable forecast used to model our expected credit losses. The allocation of the ACL is based on reasonable and supportable forecasts, historical data, subjective judgment, and estimates and therefore, may not be predictive of the specific amounts or loan categories in which charge-offs may ultimately occur. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.
We strive to maintain our loan portfolio in accordance with what management believes are conservative loan underwriting policies that result in loans specifically tailored to the needs of our market areas. Every effort is made to identify and minimize the credit risks associated with such lending strategies. We have no foreign loans, few agricultural loans, and we do not engage in significant lease financing or highly leveraged transactions. Commercial loans are diversified among a variety of industries. The majority of loans captioned in the Loan Portfolio Composition table in the above "Loans" section as “real estate” loans are personal and commercial loans where cash flow from the borrower’s occupation or business is the primary repayment source, with the real estate pledged providing a secondary repayment source. Collateral for the majority of these loans is located within our principal market area.
The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. However, the allowance for loan losses is available to absorb losses in all categories.

Allocation of the Allowance for Credit Losses
	As of December 31,
($ in thousands)	2021	% of Loan Category	2020	% of Loan Category	2019	% of Loan Category	2018	% of Loan Category	2017	% of Loan Category
Commercial, financial, and agricultural	$16,249	2.50%	11,316	1.45%	4,553	0.90%	2,889	0.63%	3,111	0.82%
Real estate – construction, land development	16,519	1.99%	5,355	0.94%	1,976	0.37%	2,243	0.43%	2,816	0.52%
Real estate – residential (1-4 family) first mortgages	8,686	0.85%	8,048	0.83%	3,832	0.35%	5,197	0.49%	6,147	0.63%
Real estate – mortgage - home equity lines of credit	4,337	1.31%	2,375	0.78%	1,127	0.33%	1,665	0.46%	1,827	0.48%
Real estate – mortgage - commercial and other	30,342	0.95%	23,603	1.15%	8,938	0.47%	7,983	0.45%	6,475	0.38%
Consumer loans	2,656	4.64%	1,478	2.74%	972	1.73%	952	1.33%	950	1.28%
Total allocated	78,789		52,175		21,398		20,929		21,326
Unallocated	—	n/a	213	n/a	—	n/a	110	n/a	1,972	n/a
Total	$78,789	1.30%	52,388	1.11%	21,398	0.48%	21,039	0.50%	23,298	0.58%

Note: "% of Loan Category" represents the ACL as a percent of the respective total loan categories presented previously in the Loan Portfolio Composition table.
n/a - not applicable
For the years indicated, the following table summarized our net loss experience by loan category and key ratios demonstrating the asset quality trends over the most recent five years.

Loan Ratios, Loss and Recovery Experience
	As of December 31,
($ in thousands)	2021	2020	2019	2018	2017
Loans outstanding at end of year	$6,081,715	4,731,315	4,453,466	4,249,064	4,042,369
Average amount of loans outstanding	5,018,391	4,702,743	4,346,331	4,161,838	3,420,939
Allowance for credit losses, at end of year	78,789	52,388	21,398	21,039	23,298

Net loan (charge-offs) recoveries
Commercial, financial, and agricultural	$(1,978)	(4,863)	(1,493)	(933)	(311)
Real estate – construction, land development & other land loans	703	1,501	722	3,939	1,990
Real estate – mortgage – residential (1-4 family) first mortgages	488	276	48	(901)	(1,565)
Real estate – mortgage – home equity loans / lines of credit	178	(37)	322	(347)	(645)
Real estate – mortgage – commercial and other	(1,762)	(347)	(981)	44	(155)
Consumer loans	(309)	(579)	(522)	(472)	(520)
Total (charge-offs) recoveries	$(2,680)	(4,049)	(1,904)	1,330	(1,206)
Average loans:
Commercial, financial, and agricultural	$700,557	707,976	482,654	430,449	367,793
Real estate – construction, land development & other land loans	619,928	615,717	503,183	555,354	466,272
Real estate – mortgage – residential (1-4 family) first mortgages	951,573	1,028,334	1,074,938	1,015,360	779,307
Real estate – mortgage – home equity loans / lines of credit	300,291	316,593	346,331	366,416	333,397
Real estate – mortgage – commercial and other	2,391,845	1,981,763	1,872,666	1,723,117	1,412,511
Consumer loans	54,197	52,360	66,559	71,142	61,659
Total average loans	$5,018,391	4,702,743	4,346,331	4,161,838	3,420,939

Ratios:
Allowance for credit losses as a percent of loans at end of year	1.30%	1.11%	0.48%	0.50%	0.58%
Allowance for credit losses as a multiple of net charge-offs	29.40x	12.94x	11.24x	n/m	19.32x
Provision for loan losses as a percent of net charge-offs	358.62%	865.37%	118.86%	n/m	59.95%
Recoveries of loans previously charged-off as a percent of loans charged-off	64.75%	52.38%	69.79%	119.08%	84.56%
Total net charge-offs (recoveries) as a percent of average loans	0.05%	0.09%	0.04%	(0.03%)	0.04%
Net charge-offs (recoveries) by loan category as a percent of average loans:
Commercial, financial, and agricultural	0.28%	0.69%	0.31%	0.22%	0.08%
Real estate – construction, land development & other land loans	(0.11%)	(0.24%)	(0.14%)	(0.71%)	(0.43%)
Real estate – mortgage – residential (1-4 family) first mortgages	(0.05%)	(0.03%)	—%	0.09%	0.20%
Real estate – mortgage – home equity loans / lines of credit	(0.06%)	0.01%	(0.09%)	0.09%	0.19%
Real estate – mortgage – commercial and other	0.07%	0.02%	0.05%	—%	0.01%
Consumer loans	0.57%	1.11%	0.78%	0.66%	0.84%
n/m – not meaningful
Net loan charge-offs amounted to $2.7 million in 2021, a decline from $4.0 million in 2020 which is indicative of the improving economic environment. In 2021, we recorded $2.5 million of charge-offs within our SBA loan portfolio, which were in the "commercial, financial, and agricultural" and "real estate - mortgage - commercial" categories and which accounted for 93% of our total net charge-offs for the year. The SBA loan portfolio recorded net charge-offs in 2020 of $3.2 million, or nearly 80% of total net charge-offs for that year.
The ACL to total loans ratio increased to 1.30% in 2021 from 1.11% as of the prior year end related to the implementation of CECL and the initial provision for the Select acquisition as previously discussed.

Securities
Our securities portfolio totaled $3.1 billion at December 31, 2021, compared to $1.6 billion at December 31, 2020.
AFS securities were $2.6 billion at December 31, 2021, compared to $1.5 billion at December 31, 2020. HTM securities were $513.8 million at December 31, 2021, compared to $167.6 million at December 31, 2020.
The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. All of our mortgage-backed securities, which include both securities AFS and HTM securities, are issued by GSEs or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the AFS portfolio and at cost for the HTM portfolio.

Securities Portfolio Composition
	As of December 31,
($ in thousands)	2021	2020	2019
Securities available for sale:
Government-sponsored enterprise securities	$69,179	70,206	20,009
Mortgage-backed securities	2,514,805	1,337,706	767,285
Corporate bonds	46,430	45,220	34,651
Total securities available for sale	2,630,414	1,453,132	821,945

Securities held to maturity:
Mortgage-backed securities	20,260	29,959	41,423
State and local governments	493,565	137,592	26,509
Total securities held to maturity	513,825	167,551	67,932

Total securities	$3,144,239	1,620,683	889,877

Average total securities during year	$2,367,591	1,002,008	751,635
The increase in securities in each year presented was directly related to the significant increase in deposits generating liquidity in excess of levels needed to fund new loan originations. The excess cash balances were deployed into fixed rate securities so that we could realize higher yields.
The table below presents the composition, tax equivalent yields, and remaining maturities of our securities as of December 31, 2021. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 3 to the consolidated financial statements.

Securities Portfolio Maturity Schedule
($ in thousands)	Government-sponsored enterprise securities	Mortgage-backed securities (1)	Corporate debt securities	Total	Weighted Average Yield (2)
Securities available for sale
Remaining maturity:
One year or less	$—	3,339	1,020	4,359	2.66%
After one through five years	—	912,054	28,453	940,507	1.52%
After five through ten years	69,179	1,374,008	16,012	1,459,199	1.56%
After ten years		225,404	945	226,349	1.79%
Fair Value	$69,179	2,514,805	46,430	2,630,414
Amortized cost	71,951	2,545,151	45,380	2,662,482	1.57%
Weighted-average yield	1.17%	1.54%	3.69%	1.57%
Weighted average maturity	8.0 years	6.2 years	2.3 years	6.2 years

		Mortgage-backed securities (1)	State and local governments	Total	Weighted Average Yield (2)
Securities held to maturity
Remaining maturity:
One year or less		$—	1,246	1,246	3.65%
After one through five years		20,260	—	20,260	2.11%
After five through ten years		—	16,058	16,058	2.07%
After ten years		—	476,261	476,261	2.01%
Amortized cost		$20,260	493,565	513,825
Fair value		20,845	490,853	511,698	2.02%
Weighted-average yield		2.11%	2.02%	2.02%
Weighted average maturity		2.5 years	10.1 years	9.8 years
(1)Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.
(2)Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 23% tax rate.

The majority of our GSE securities carry one maturity date, often with an issuer call feature. At December 31, 2021, of the $69.2 million in AFS GSE securities, $38.8 million were issued by the FFCS, $28.5 million were issued by the FHLMC, and the remaining $1.9 million were issued by the FHLB.
Nearly all of our $2.5 billion in AFS mortgage-backed securities at December 31, 2021 were issued by the FHLMC, FNMA, GNMA, or the SBA, each of which is a government agency or government-sponsored corporation and guarantees the repayment of the securities. Included in this total are commercial mortgage-backed securities of $937.6 million. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.
At December 31, 2021, we held $513.8 million in securities classified as HTM, which are carried at amortized cost. These securities had fair values that were lower than their carrying values by $2.1 million at December 31, 2021. Approximately $20.2 million of the securities held to maturity are mortgage-backed securities that have been issued by either the FHLMC or FNMA. The remaining $493.6 million in securities HTM are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. We have no significant concentration of bond holdings from one state or local government entity, with the single largest exposure to any one entity being $9.5 million. We have evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

Deposits
Deposits represent the primary funding source for our loans and investments. Total deposits amounted to $9.1 billion at December 31, 2021, an increase of $2.9 billion, or 45.4%, from December 31, 2020. Deposit growth for the year was as follows:

($ in thousands)
Deposits at December 31, 2020	$6,273,596
Organic net growth	1,346,060
Growth from acquisitions, net	1,504,973
Deposits at December 31, 2021	$9,124,629

Organic deposit growth percentage	21.5%
Total deposit growth percentage	45.4%
Our high core deposit growth in 2021, which has continued from 2020, is believed to be due to a combination of stimulus funds and deposits arising from PPP loans, changes in customer behaviors during the pandemic, a flight to quality to FDIC-insured banks, as well as our ongoing deposit growth initiatives. We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.
The following table presents summary of the deposit balances and mix at each of the past five year ends.

Deposit Composition
	As of December 31,
	2021		2020		2019		2018		2017
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing checking accounts	$3,348,622	37%	2,210,012	35%	1,515,977	31%	1,320,697	28%	1,196,651	27%
Interest-bearing checking accounts	1,593,231	17%	1,172,022	19%	912,784	18%	916,374	20%	884,254	20%
Money market accounts	2,562,283	28%	1,581,364	25%	1,173,107	24%	1,035,523	22%	984,945	23%
Savings accounts	708,054	8%	519,266	8%	424,415	9%	432,390	9%	454,860	10%
Time deposits >$100,000	605,999	7%	544,143	9%	563,806	11%	451,047	10%	353,464	8%
Other time deposits	299,025	3%	226,567	4%	255,125	5%	264,000	6%	293,612	7%
Total customer deposits	9,117,214	100%	6,253,374	100%	4,845,214	98%	4,420,031	95%	4,167,786	95%
Brokered Deposits	7,415	—%	20,222	—%	86,141	2%	239,875	5%	239,659	5%
Total deposits	$9,124,629	100%	6,273,596	100%	4,931,355	100%	4,659,906	100%	4,407,445	100%
Our deposit mix continues a trend of being more heavily concentrated in transaction and non-time deposit accounts, with time deposits declining from 21% of total deposits at December 31, 2018, to 10% at December 31, 2021. This is beneficial for us, as non-time deposit accounts generally carry lower interest rates compared to time deposits and allows us to reprice these deposit categories at any time. We believe that the shift in mix from time deposits has been due in part to the relatively small gap between the interest rates that we pay on transaction accounts versus the rates we pay on time deposits. As demonstrated in the table below, the majority of our time deposits greater than $100,000 mature within one year, with 50% maturing within the next six months.
As a result of the strong retail deposit growth in 2020, we were able to reduce our level of brokered deposits during the year by $65.9 million, a decrease of 76.5%. Broker deposits were reduced a further $12.8 million in 2021.

As of December 31, 2021, we held approximately $3.4 billion in uninsured deposits, including $224.6 million of uninsured time deposits.
The table below presents maturities of time deposits of $100,000 or more, and maturities of uninsured time deposits of more than $250,000 as of December 31, 2021.

Maturities of Time Deposits
	As of December 31, 2021
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Time deposits of $100,000 or more	$166,902	137,720	193,292	115,500	613,414

Uninsured time deposits of more than $250,000 included above	$68,261	62,279	59,390	34,643	224,573
At each of the past three year ends, we had no deposits issued through foreign offices, nor do we believe that we held any deposits by foreign depositors.
Borrowings
We typically utilize borrowings to provide balance sheet liquidity and to fund imbalances in our loan growth compared to our deposit growth. Total borrowings at December 31, 2021 increased $5.6 million since the prior year end. Select had $12.4 million of borrowings as of the acquisition date. During 2021, FHLB advances decreased $5.7 million through scheduled payments and the early repayment of one advance. Our borrowings outstanding are as follows:

($ in thousands)	December 31, 2021	December 31, 2020
FHLB advances - long-term	$1,974	7,705
Trust preferred capital issuances	69,076	56,704
	71,050	64,409
Unamortized discounts on acquired borrowings	(3,664)	(2,580)
	$67,386	61,829
As noted in the table above, at December 31, 2021, we had $69.1 million of borrowings structured as trust preferred capital securities which qualify as capital for regulatory capital adequacy requirements. The Company issued $46.4 million of these securities, $10.3 million was assumed from our acquisition of Carolina Bank, and $12.4 million was assumed from our acquisition of Select.
At December 31, 2021, the Company had three sources of readily available borrowing capacity:
•A line of credit with the FHLB of approximately $866 million which can structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio.
•A $100 million federal funds line of credit with a correspondent bank which provides for overnight unsecured federal funds purchased.
•A line of credit with the Federal Reserve of approximately $138 million which is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans).
Refer to Note 9 to the consolidated financial statements for additional discussion of our borrowings.
Liquidity, Commitments, and Contingencies
Our liquidity is determined by our ability to convert assets to cash or to acquire alternative sources of funds to meet the needs of our customers who are withdrawing or borrowing funds, and our ability to maintain required reserve levels, pay expenses, and operate the Company on an ongoing basis. Our primary liquidity sources are net income from operations, cash and due from banks, federal funds sold, and other short-term investments. Our securities portfolio is comprised almost entirely of readily marketable securities which could also be sold to provide cash. In addition, we have available lines of credit from the FHLB and Federal Reserve.
Our overall liquidity started increasing in 2020 and continued into 2021 due to significant and continued deposit growth that outpaced our loan growth. Our liquid assets (cash and AFS securities) as a percentage of our total deposits and borrowings amounted to 33.6% at December 31, 2021.
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
Presented below is a summary of our contractual obligations and other commercial commitments outstanding as of December 31, 2021.

Contractual Obligations and Other Commercial Commitments
	Payments Due Per Period ($ in thousands)
Contractual Obligations As of December 31, 2021	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Borrowings	$134	1,037	98	69,781	71,050
Operating leases	2,383	4,624	3,392	22,499	32,898
Time deposits	735,619	125,695	41,113	10,012	912,439
Non-qualified postretirement plan liabilities	269	695	742	8,413	10,119
Committed investment obligations	13,700	13,700	—	—	27,400
Estimated interest expense on borrowings and time deposits (1)	3,802	4,698	3,479	12,012	23,991
Total contractual cash obligations	$755,907	150,449	48,824	122,717	1,077,897

(1) Represents forecasted interest expense on borrowings and time deposits based on interest rates and balances at December 31, 2021. Forecasts are based on the contractual maturity of each liability.

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments As of December 31, 2021	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total Amounts Committed
Credit cards	$30,852	61,704	61,704	—	154,260
Lines of credit and loan commitments	472,548	479,674	90,944	873,349	1,916,515
Standby letters of credit	20,062	1,057	171	—	21,290
Total commercial commitments	$523,462	542,435	152,819	873,349	2,092,065
In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements.
As presented in the table above, at December 31, 2021, we had $21.3 million in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit. The nature of standby letters of credit is that of a stand-alone obligation made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral. Over the past several years, we have had to honor only a few standby letters of credit, none of which resulted in any loss to the Company. We expect any draws under existing commitments to be funded through normal operations.
It has been our experience that deposit withdrawals are generally able to be replaced with new deposits when needed. Based on that assumption, management believes that it can meet its contractual cash obligations and existing commitments from normal operations.
Capital Resources and Shareholders’ Equity
Shareholders’ equity at December 31, 2021 amounted to $1.2 billion compared to $893.4 million at December 31, 2020. The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decrease shareholders’ equity. Additionally, any stock issuances can significantly increase shareholders’ equity, including those associated with acquisitions, and any stock repurchases reduce shareholders’ equity.
In 2021, the most significant factors that impacted our shareholders' equity were (1) the issuance of stock totaling $324.4 million in the Select acquisition which increased equity; (2) $95.6 million net income reported for 2021, which increased equity, (3) common stock dividends declared of $24.2 million, which reduced equity, and (4) other comprehensive loss of $39.3 million driven by unrealized losses on AFS securities which decreased equity. See the consolidated statements of shareholders’ equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.
As discussed in “Borrowings” above, we also currently have $69.1 million in trust preferred securities outstanding, all of which qualify as Tier I capital under regulatory standards.
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
The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized”). As of December 31, 2021, approximately $894.4 million of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.
Our regulatory capital ratios as of December 31, 2021, 2020, and 2019 are presented in the table below. All of our capital ratios significantly exceeded the minimum regulatory thresholds for all periods presented.

Risk-Based and Leverage Capital Ratios
	As of December 31,
($ in thousands)	2021	2020	2019
Risk-Based and Leverage Capital
Common Equity Tier I capital:
Shareholders’ equity	$1,230,575	893,421	852,401
Intangible assets, net of deferred tax liability	(366,609)	(239,702)	(236,636)
Accumulated other comprehensive income adjustments	24,970	(14,350)	(5,123)
Total Common Equity Tier I capital	888,936	639,369	610,642

Tier I capital:
Trust preferred securities eligible for Tier I capital treatment	63,336	52,496	52,345
Deductions from Tier I capital	—	—	—
Total Tier I leverage capital	952,272	691,865	662,987

Tier II capital:
Allowable allowance for credit losses and unfunded commitments	88,692	52,388	21,398
Other Tier II Capital	—	582	546
Tier II capital additions	88,692	52,970	21,944
Total capital	$1,040,964	744,835	684,931

Total risk weighted assets	$7,094,787	4,846,322	4,599,799

Adjusted fourth quarter average assets	$10,144,760	7,001,834	5,924,020

Risk-based capital ratios:
Common equity Tier I capital to Tier I risk adjusted assets	12.53%	13.19%	13.28%
Minimum under Basel III	7.00%	7.00%	7.00%

Tier I capital to Tier I risk adjusted assets	13.42%	14.28%	14.41%
Minimum under Basel III	8.50%	8.50%	8.50%

Total risk-based capital to Tier II risk-adjusted assets	14.67%	15.37%	14.89%
Minimum under Basel III	10.50%	10.50%	10.50%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	9.39%	9.88%	11.19%
Minimum under Basel III	4.00%	4.00%	4.00%
Our goal is to maintain our capital ratios at levels at least 200 basis points higher than the regulatory “well capitalized” thresholds set for banks. At December 31, 2021, our leverage ratio was 9.39% compared to the regulatory well capitalized bank-level threshold of 4.00% and our total risk-based capital ratio was 14.67% compared to the 10.50% regulatory well capitalized threshold. The reduction in our capital ratios in 2021 from the prior year end is directly related to the Select acquisition and the high balance sheet growth rate experienced in 2021.
In addition to regulatory capital ratios, we also closely monitor our ratio of TCE to tangible assets. This ratio was 8.38% at December 31, 2021 compared to 9.08% at December 31, 2020, with the decline of 70 basis points related to the significant asset growth that was a result of high deposit growth and the Select acquisition.
See “Supervision and Regulation” under “Business” in Item 1. and Note 15 to the consolidated financial statements for discussion of other matters that may affect our capital resources.

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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivatives activities through December 31, 2021 and have no current plans to do so.
Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)
Net interest income is our most significant component of earnings and we consider interest rate risk to be our most significant market risk. In addition to changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.
Our exposure to interest rate risk is analyzed on a regular basis by management using standard "gap" reports (which measure the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period), maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (NIM), even during periods of changing interest rates. Over the past five years, our NIM has ranged from a low of 3.16% (realized in 2021) to a high of 4.09% (realized in 2018). The 93 basis point reduction in NIM between the high and low point during this period was a direct result of the Federal Reserve monetary policy enacted at the beginning of the COVID-19 pandemic resulting in a reduction in short-term market interest rates totaling 150 basis points in March 2020.
The following table sets forth our interest rate sensitivity analysis based on a gap analysis as of December 31, 2021, using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call).

Interest Rate Sensitivity Analysis
	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2021
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total
Earning assets:
Loans (1)	$1,324,740	369,777	1,694,517	4,387,198	6,081,715
Securities available for sale (2)	115,894	319,122	435,016	2,195,398	2,630,414
Securities held to maturity (2)	3,571	8,720	12,291	501,534	513,825
Other earning assets, primarily short-term investments, loans held for sale, and investments in FRB and FHLB stock	413,194	—	413,194	22,346	435,540
Total earning assets	$1,857,399	697,619	2,555,018	7,106,476	9,661,494

Percent of total earning assets	19.2%	7.2%	26.4%	73.6%	100.0%
Cumulative percent of total earning assets	19.2%	26.4%	26.4%	100.0%	100.0%

Interest-bearing liabilities:
Interest-bearing checking accounts	$1,593,231	—	1,593,231	—	1,593,231
Money market accounts	2,562,283	—	2,562,283	—	2,562,283
Savings accounts	708,054	—	708,054	—	708,054
Time deposits of $100,000 or more	166,902	137,720	304,622	308,792	613,414
Other time deposits	66,413	64,797	131,210	167,815	299,025
Borrowings	65,412	—	65,412	1,974	67,386
Total interest-bearing liabilities	$5,162,295	202,517	5,364,812	478,581	5,843,393

Percent of total interest-bearing liabilities	88.3%	3.5%	91.8%	8.2%	100.0%
Cumulative percent of total interest-bearing liabilities	88.3%	91.8%	91.8%	100.0%	100.0%

Interest sensitivity gap	$(3,304,896)	495,102	(2,809,794)	6,627,895	3,818,101
Cumulative interest sensitivity gap	$(3,304,896)	(2,809,794)	(2,809,794)	3,818,101	3,818,101
Cumulative interest sensitivity gap as a percent of total earning assets	(34.2%)	(29.1%)	(29.1%)	39.5%	39.5%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	36.0%	47.6%	47.6%	165.3%	165.3%
As illustrated above, at December 31, 2021, we had $2.8 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest rate sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2021 were deposits totaling $4.9 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.
Generally, when rates change, our interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while our interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. In the short-term (less than 12 months), this generally results in the Bank being asset-sensitive, meaning that our net interest income benefits from an increase in interest rates and is negatively impacted by a decrease in interest rates, which is what we experienced following the March 2020 interest rate cuts. The acquisition of Select did not change our interest-rate sensitivity position or outlook as Select's and our balance sheets were similarly structured.
Because of the static nature and limitations as discussed above of the gap report, we also employ an earnings simulation model to analyze the sensitivity of net interest income to movements in interest rates. The model is based on actual cash flows and repricing characteristics for on- and off-balance sheet instruments and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. Earnings-simulation analysis captures not only the potential of these interest sensitive assets and liabilities to mature or reprice, but also the probability that they will do so. Moreover, earnings-simulation analysis considers the relative sensitivities of these balance sheet items and projects their behavior over an extended period of time. The following table presents the Company-estimated net interest income sensitivity as of December 31, 2021. These results assume a static balance sheet and an immediate, sustained 100 or 200 basis point upward and downward shock to the yield curve. While it is unlikely market rates would immediately move 100 or 200 basis points upward or downward on a sustained basis, this is another tool used by management and the Board of Directors to gauge interest rate risk.

Change in Interest Rates (basis points)	Percent change in Net Interest Income
+ 200	5.1%
+100	2.5%
- 100	(2.3)%
- 200	(5.4)%
The general discussion above applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. Due to actions taken by the Federal Reserve related to short-term interest rates and the impact of the global economy on longer-term interest rates, we are currently in a very low and flat interest rate curve environment. A flat interest rate curve is an unfavorable interest rate environment for many banks, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which pressures our net interest margin.
As indicated in the table above, assuming some increase in interest rates in the next 12 months, we may see some benefit to our NIM from raising rates if we are able to maintain stable funding costs. Our experience historically has been that our demand deposit accounts have lagged the timing and amount of general market increases. However, we expect continued pressure on NIM from market competition for quality loans and the investment of liquidity in lower earning assets until loan demand increases sufficiently to deploy excess liquidity from short-term investments and securities.
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

Inflation
Because the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation as discussed above under Interest Rate Risk. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. The effect of inflation on banks is normally not as significant as its influence on those businesses that have large investments in plant and inventories. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans, and deposits. Also, general increases in the price of goods and services will result in increased operating expenses.
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

Selected Consolidated Financial Data

The following tables present certain selected consolidated financial data and quarterly financial data for additional information and trend analysis.

Selected Consolidated Financial Data

	Year Ended December 31,
($ in thousands, except per share data)	2021	2020	2019	2018	2017
Income Statement Data
Interest income	$255,918	237,684	250,107	231,207	177,382
Interest expense	9,523	19,562	33,903	23,777	12,671
Net interest income	246,395	218,122	216,204	207,430	164,711
Provision (reversal) for loan losses	9,611	35,039	2,263	(3,589)	723
Provision for unfunded commitments	5,420	—	—	—	—
Net interest income after provision	231,364	183,083	213,941	211,019	163,988
Noninterest income	73,611	81,346	59,529	58,942	49,232
Noninterest expense	184,656	161,298	157,194	156,483	145,481
Income before income taxes	120,319	103,131	116,276	113,478	67,739
Income tax expense	24,675	21,654	24,230	24,189	21,767
Net income	95,644	81,477	92,046	89,289	45,972

Per Common Share Data
Earnings per common share – basic	$3.19	2.81	3.10	3.02	1.82
Earnings per common share – diluted	3.19	2.81	3.10	3.01	1.82
Cash dividends declared	0.80	0.72	0.54	0.40	0.32
Market Price
High	50.92	40.00	41.34	43.14	41.76
Low	32.47	17.32	31.22	30.50	26.47
Close	45.72	33.83	39.91	32.66	35.31
Stated book value – common	34.54	31.26	28.80	25.71	23.38

Selected Balance Sheet Data (at year end)
Total assets	$10,508,901	7,289,751	6,143,639	5,864,116	5,547,037
Loans	6,081,715	4,731,315	4,453,466	4,249,064	4,042,369
Allowance for credit losses	78,789	52,388	21,398	21,039	23,298
Intangible assets	382,090	254,638	251,585	255,480	257,507
Deposits	9,124,629	6,273,596	4,931,355	4,659,339	4,406,955
Borrowings	67,386	61,829	300,671	406,609	407,543
Total shareholders’ equity	1,230,575	893,421	852,401	764,230	692,979

Selected Average Balances
Total assets	$8,495,645	6,765,998	6,027,047	5,693,760	4,590,786
Loans	5,018,391	4,702,743	4,346,331	4,161,838	3,420,939
Earning assets	7,871,319	6,160,100	5,448,400	5,112,436	4,101,949
Deposits	7,401,910	5,644,290	4,824,216	4,516,811	3,696,730
Interest-bearing liabilities	4,736,343	3,897,912	3,720,536	3,663,077	3,025,401
Total shareholders’ equity	969,775	874,532	812,823	727,920	533,205

Ratios
Return on average assets	1.13%	1.20%	1.53%	1.57%	1.00%
Return on average common equity	9.86%	9.32%	11.32%	12.27%	8.62%
Net interest margin (taxable-equivalent basis)	3.16%	3.56%	4.00%	4.09%	4.08%
Loans to deposits at year end	66.65%	75.42%	90.31%	91.19%	91.73%
Allowance for loan losses to total loans	1.30%	1.11%	0.48%	0.50%	0.58%
Nonperforming assets to total assets at year end	0.50%	0.64%	0.62%	0.74%	0.96%
Net charge-offs (recoveries) to average total loans	0.05%	0.09%	0.04%	(0.03%)	0.04%

Note - During 2021, the Company completed a significant whole-bank acquisition. See additional discussion under "Mergers and Acquisitions" in Item 1.

Quarterly Financial Summary (Unaudited)
	2021				2020
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest income, taxable equivalent	$76,923	61,130	61,656	58,452	59,780	59,035	57,970	62,367
Interest expense	2,371	2,001	2,380	2,771	3,317	3,955	5,016	7,274
Net interest income, taxable equivalent	74,552	59,129	59,276	55,681	56,463	55,080	52,954	55,093
Taxable equivalent, adjustment	707	576	517	443	457	347	330	334
Net interest income	73,845	58,553	58,759	55,238	56,006	54,733	52,624	54,759
Provision (reversal) for loan losses	11,011	(1,400)	—	—	4,031	6,120	19,298	5,590
Provision for unfunded commitments	2,432	1,049	1,939	—	—	—	—	—
Net interest income after provision	60,402	58,904	56,820	55,238	51,975	48,613	33,326	49,169
Noninterest income (1)	15,057	16,511	21,374	20,669	19,996	21,452	26,193	13,705
Noninterest expense (2)	62,789	40,817	40,985	40,065	41,882	40,439	38,901	40,076
Income before income taxes	12,670	34,598	37,209	35,842	30,089	29,626	20,618	22,798
Income tax expense	2,148	6,955	7,924	7,648	6,441	6,329	4,266	4,618
Net income	10,522	27,643	29,285	28,194	23,648	23,297	16,352	18,180

Per Common Share Data
Earnings per common share – basic	$0.30	0.97	1.03	0.99	0.83	0.81	0.56	0.62
Earnings per common share – diluted	0.30	0.97	1.03	0.99	0.83	0.81	0.56	0.62
Cash dividends declared	0.20	0.20	0.20	0.20	0.18	0.18	0.18	0.18
Market Price
High	50.92	44.17	45.87	48.83	34.78	25.20	29.65	40.00
Low	41.84	37.60	39.32	32.47	20.44	19.60	19.26	17.32
Close	45.72	43.01	40.91	43.50	33.83	20.93	25.08	23.08
Stated book value - common	34.54	32.59	31.75	30.78	31.26	30.70	29.95	29.69

Selected Average Balances
Total assets	$10,191,402	8,319,327	7,965,781	7,477,826	7,240,685	6,904,112	6,727,762	6,183,098
Loans	5,879,373	4,820,007	4,679,119	4,684,143	4,771,446	4,785,848	4,738,702	4,512,893
Earning assets	9,438,263	7,735,613	7,386,607	6,898,406	6,640,732	6,294,556	6,102,012	5,595,734
Deposits	8,878,141	7,280,275	6,951,524	6,474,115	6,232,692	5,882,792	5,502,356	4,950,199
Interest-bearing liabilities	5,641,358	4,612,282	4,443,875	4,233,740	4,085,619	3,878,783	3,885,903	3,739,467
Total shareholders’ equity	1,177,374	918,986	893,978	885,190	889,481	878,325	871,495	858,592

Ratios (annualized where applicable)
Return on average assets	0.41%	1.32%	1.47%	1.53%	1.30%	1.34%	0.98%	1.18%
Return on average common equity	3.55%	11.93%	13.14%	12.92%	10.58%	10.55%	7.55%	8.52%
Equity to assets at end of period	11.71%	10.95%	11.03%	11.33%	12.26%	12.47%	12.60%	13.52%
Average loans to average deposits	66.22%	66.21%	67.31%	72.35%	76.56%	81.35%	86.12%	91.17%
Average earning assets to interest-bearing liabilities	167.30%	167.72%	166.22%	162.94%	162.54%	162.28%	157.03%	149.64%
Net interest margin	3.13%	3.03%	3.22%	3.27%	3.38%	3.48%	3.49%	3.96%
Allowance for loan losses to gross loans	1.30%	1.31%	1.41%	1.42%	1.11%	1.02%	0.89%	0.54%
Nonperforming loans as a percent of total loans	0.82%	0.80%	0.86%	1.04%	0.94%	0.86%	0.94%	0.76%
Nonperforming assets as a percent of total assets	0.50%	0.48%	0.51%	0.65%	0.64%	0.63%	0.69%	0.60%
Net charge-offs (recoveries) as a percent of average total loans	0.05%	0.00%	0.07%	0.10%	0.07%	(0.06)%	0.12%	0.22%

(1) - Noninterest income includes the following items:
•In the fourth quarter of 2021, the Company recorded ($1.2) million in losses on the sale of available for sale securities.
•In the second quarter of 2021, the Company recorded a $1.7million gain on the sales of assets of First Bank Insurance.
•In the second quarter of 2020, the Company recorded $8.0 million in gains on the sale of available for sale securities.

(2) - Noninterest expense for the fourth quarter of 2021 includes $16.8 million of merger expense.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk".

Item 8. Financial Statements and Supplementary Data
First Bancorp and Subsidiaries
Consolidated Balance Sheets
December 31, 2021 and 2020

($ in thousands)	2021	2020
Assets
Cash and due from banks, noninterest-bearing	$128,228	93,724
Due from banks, interest-bearing	332,934	273,566
Total cash and cash equivalents	461,162	367,290

Securities available for sale	2,630,414	1,453,132
Securities held to maturity (fair values of $511,699 in 2021 and $170,734 in 2020)	513,825	167,551

Presold mortgages in process of settlement	19,257	42,271
SBA and other loans held for sale	61,003	6,077

Loans	6,081,715	4,731,315
Allowance for credit losses on loans	(78,789)	(52,388)
Net loans	6,002,926	4,678,927

Premises and equipment	136,092	120,502
Operating right-of-use lease assets	20,719	17,514
Accrued interest receivable	25,896	20,272
Goodwill	364,263	239,272
Other intangible assets	17,827	15,366
Foreclosed properties	3,071	2,424
Bank-owned life insurance	165,786	106,974
Other assets	86,660	52,179
Total assets	$10,508,901	7,289,751

Liabilities
Deposits: Noninterest-bearing checking accounts	$3,348,622	2,210,012
Interest-bearing checking accounts	1,593,231	1,172,022
Money market accounts	2,562,283	1,581,364
Savings accounts	708,054	519,266
Time deposits of $100,000 or more	613,414	564,365
Other time deposits	299,025	226,567
Total deposits	9,124,629	6,273,596
Borrowings	67,386	61,829
Accrued interest payable	607	904
Operating lease liabilities	21,192	17,868
Other liabilities	64,512	42,133
Total liabilities	9,278,326	6,396,330

Commitments and contingencies (see Note 12)

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none in 2021 and 2020	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 35,629,177 shares in 2021 and 28,579,335 shares in 2020	722,671	400,582
Retained earnings	532,874	478,489
Stock in rabbi trust assumed in acquisition	(1,803)	(2,243)
Rabbi trust obligation	1,803	2,243
Accumulated other comprehensive (loss) income	(24,970)	14,350
Total shareholders’ equity	1,230,575	893,421
Total liabilities and shareholders’ equity	$10,508,901	7,289,751
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2021, 2020 and 2019

($ in thousands, except per share data)	2021	2020	2019
Interest Income
Interest and fees on loans	$219,013	213,099	220,784
Interest on investment securities:
Taxable interest income	32,076	20,429	19,881
Tax-exempt interest income	2,402	725	1,007
Other, principally overnight investments	2,427	3,431	8,435
Total interest income	255,918	237,684	250,107

Interest Expense
Savings, checking and money market accounts	4,520	6,551	9,551
Time deposits of $100,000 or more	2,549	8,215	13,598
Other time deposits	812	1,535	1,901
Borrowings	1,642	3,261	8,853
Total interest expense	9,523	19,562	33,903

Net interest income	246,395	218,122	216,204
Provision for loan losses	9,611	35,039	2,263
Provision for unfunded commitments	5,420	—	—
Total provision for credit losses	15,031	35,039	2,263
Net interest income after provision for credit losses	231,364	183,083	213,941

Noninterest Income
Service charges on deposit accounts	12,317	11,098	12,970
Other service charges, commissions and fees	25,516	20,097	19,481
Fees from presold mortgage loans	10,975	14,183	3,944
Commissions from sales of insurance and financial products	6,947	8,848	8,495
SBA consulting fees	7,231	8,644	3,872
SBA loan sale gains	7,329	7,973	8,275
Bank-owned life insurance income	2,885	2,533	2,564
Securities (losses) gains, net	(1,237)	8,024	97
Other gains (losses), net	1,648	(54)	(169)
Total noninterest income	73,611	81,346	59,529

Noninterest Expense
Salaries	86,815	84,941	79,129
Employee benefits	16,434	16,027	16,844
Total personnel expense	103,249	100,968	95,973
Occupancy expense	11,528	11,278	11,122
Equipment related expenses	4,492	4,285	5,023
Merger and acquisition expenses	16,845	—	192
Intangibles amortization	3,531	3,956	4,858
Foreclosed property losses, net	24	547	939
Other operating expenses	44,987	40,264	39,087
Total noninterest expense	184,656	161,298	157,194

Income before income taxes	120,319	103,131	116,276
Income tax expense	24,675	21,654	24,230

Net income	$95,644	81,477	92,046

Earnings per common share: Basic	$3.19	2.81	3.10
Earnings per common share: Diluted	3.19	2.81	3.10

Dividends declared per common share	$0.80	0.72	0.54

Weighted average common shares outstanding:
Basic	29,876,151	28,839,866	29,547,851
Diluted	30,027,785	28,981,567	29,720,499
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019

($ in thousands)	2021	2020	2019

Net income	$95,644	81,477	92,046
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period, pretax	(53,752)	18,729	22,230
Tax benefit (expense)	12,352	(4,304)	(5,157)
Reclassification to realized losses (gains)	1,237	(8,024)	(97)
Tax (benefit) expense	(284)	1,844	22
Postretirement plans:
Net gain (loss) arising during period	872	589	(686)
Tax (expense) benefit	(201)	(135)	158
Amortization of unrecognized net actuarial loss	592	686	814
Tax benefit	(136)	(158)	(200)
Other comprehensive (loss) income	(39,320)	9,227	17,084
Comprehensive income	$56,324	90,704	109,130
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2021, 2020 and 2019

($ in thousands, except per share data)	Common Stock		Retained Earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances, January 1, 2019	29,725	$434,453	341,738	(3,235)	3,235	(11,961)	764,230

Net income			92,046				92,046
Cash dividends declared ($0.54 per common share)			(16,020)				(16,020)
Change in Rabbi Trust Obligation				648	(648)		—
Equity issued related to acquisition earn-out	78	3,070					3,070
Stock repurchases	(282)	(10,000)					(10,000)
Stock option exercises	9	129					129
Stock withheld for payment of taxes	(20)	(702)					(702)
Stock-based compensation	91	2,564					2,564
Other comprehensive loss						17,084	17,084

Balances, December 31, 2019	29,601	429,514	417,764	(2,587)	2,587	5,123	852,401

Net income			81,477				81,477
Cash dividends declared ($0.72 per common share)			(20,752)				(20,752)
Change in Rabbi Trust Obligation				344	(344)		—
Equity issued related to acquisition earn-out	24	494					494
Stock repurchases	(1,117)	(31,868)					(31,868)
Stock withheld for payment of taxes	(11)	(307)					(307)
Stock-based compensation	82	2,749					2,749
Other comprehensive income						9,227	9,227

Balances, December 31, 2020	28,579	400,582	478,489	(2,243)	2,243	14,350	893,421

Adoption of new accounting standard			(17,051)				(17,051)
Net income			95,644				95,644
Cash dividends declared ($0.80 per common share)			(24,208)				(24,208)
Change in Rabbi Trust Obligation				440	(440)		—
Equity issued pursuant to acquisition	7,070	324,389					324,389
Stock repurchases	(107)	(4,036)					(4,036)
Stock withheld for payment of taxes	(18)	(786)					(786)
Stock-based compensation	105	2,522					2,522
Other comprehensive income						(39,320)	(39,320)

Balances, December 31, 2021	35,629	$722,671	532,874	(1,803)	1,803	(24,970)	1,230,575
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019

($ in thousands)	2021	2020	2019
Cash Flows From Operating Activities
Net income	$95,644	81,477	92,046
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	15,031	35,039	2,263
Deferred tax expense (benefit)	(4,800)	(10,007)	1,588
Net security premium amortization	14,058	5,019	2,653
Loan discount accretion	(8,814)	(6,328)	(5,974)
Other purchase accounting accretion and amortization, net	(47)	81	(9)
Foreclosed property losses and write-downs, net	24	547	939
Losses (gains) on securities available for sale	1,237	(8,024)	(97)
Other (gains) losses	(1,648)	54	169
Bank-owned life insurance income	(2,885)	(2,533)	(2,564)
(Decrease) increase in net deferred loan fees	(1,994)	5,639	(642)
Depreciation of premises and equipment	6,187	5,838	5,836
Amortization of operating lease right-of-use assets	1,937	2,012	1,857
Repayments of lease obligations	(1,814)	(1,844)	(1,669)
Stock-based compensation expense	2,268	2,540	2,270
Amortization of intangible assets	3,531	3,956	4,858
Amortization of SBA servicing assets	2,272	1,795	1,340
Fees/gains from sales of presold mortgages and SBA loans	(18,304)	(22,156)	(12,219)
Originations of presold mortgage loans in process of settlement	(326,019)	(418,394)	(173,705)
Proceeds from sales of presold mortgage loans in process of settlement	359,300	410,898	162,476
Origination of SBA loans for sale	(88,304)	(147,934)	(150,677)
Proceeds from sales of SBA loans	79,125	115,460	124,527
Increase in accrued interest receivable	(773)	(3,624)	(644)
Decrease (increase) in other assets	13,978	(991)	(3,171)
(Decrease) increase in accrued interest payable	(683)	(1,250)	178
(Decrease) increase in other liabilities	394	9,805	(391)
Net cash provided by operating activities	138,901	57,075	51,238
Cash Flows From Investing Activities
Purchases of securities available for sale	(1,572,355)	(1,060,054)	(498,891)
Purchases of securities held to maturity	(271,169)	(133,611)	—
Proceeds from maturities/issuer calls of securities available for sale	358,259	223,842	158,920
Proceeds from maturities/issuer calls of securities held to maturity	13,642	33,030	32,461
Proceeds from sales of securities available for sale	106,484	219,697	39,797
Redemptions of FRB and FHLB stock	2,043	9,851	4,088
Purchases of bank owned life insurance	(25,000)	—	—
Net increase in loans	(97,559)	(233,788)	(165,203)
Proceeds from sales of foreclosed properties	3,995	2,485	5,877
Purchases of premises and equipment	(9,402)	(12,363)	(3,534)
Proceeds from sales of premises and equipment	313	189	1,799
Net cash received (paid) in acquisition activities	208,992	(9,559)	—
Net cash received in disposition activities	11,314	—	—
Net cash used by investing activities	(1,270,443)	(960,281)	(424,686)
Cash Flows From Financing Activities
Net increase in deposits	1,258,193	1,342,340	272,206
Net decrease in short-term borrowings	—	(198,000)	(55,000)
Proceeds from long-term borrowings	—	150,000	—
Payments on long-term borrowings	(5,729)	(202,035)	(51,119)
Cash dividends paid – common stock	(22,228)	(20,936)	(13,662)
Repurchases of common stock	(4,036)	(31,868)	(10,000)
Proceeds from stock option exercises	—	—	129
Payment of taxes related to stock withheld	(786)	(307)	(702)
Net cash provided by financing activities	1,225,414	1,039,194	141,852

Increase (decrease) in Cash and Cash Equivalents	93,872	135,988	(231,596)
Cash and Cash Equivalents, Beginning of Year	367,290	231,302	462,898
Cash and Cash Equivalents, End of Year	$461,162	367,290	231,302
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	10,206	20,812	33,725
Cash paid during the period for income taxes	32,506	29,604	24,336
Non-cash: Foreclosed loans transferred to foreclosed real estate	2,285	1,583	3,249
Non-cash: Unrealized (loss) gain on securities available for sale, net of taxes	(41,400)	14,425	17,073
Non-cash: Accrued dividends at period end	7,125	5,144	5,328
Non-cash: Initial recognition of operating lease right-of-use assets and liabilities	2,191	253	19,406
Non-cash: Derecognition of intangible assets related to sale of insurance operations	(10,229)	—	—
Acquisition of Select Bancorp, Inc.	See Note 2	—	—
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021
Note 1. Summary of Significant Accounting Policies
Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the “Company”) and its wholly owned subsidiary First Bank (the “Bank”). The Bank has three wholly owned subsidiaries that are fully consolidated, SBA Complete, Inc. (“SBA Complete”), Magnolia Financial, Inc. ("Magnolia Financial"), and First Troy SPE, LLC. All significant intercompany accounts and transactions have been eliminated. Subsequent events have been evaluated through the date of filing this Annual Report Form 10-K.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its consolidated financial statements are the determination of the allowance for credit losses on loans, the allowance for credit losses on unfunded commitments, the accounting and impairment testing related to intangible assets, and the fair value and discount accretion of acquired loans.
Operating, Accounting and Reporting Considerations related to COVID-19 - The coronavirus ("COVID-19") pandemic that emerged in March 2020 negatively impacted the local, national, and global economy, disrupted global supply chains, caused business closures, increased unemployment levels, and created significant volatility and disruption in financial markets.
In response to the hardships arising from the pandemic, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed by the President of the United States. Certain provisions within the CARES Act encouraged financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, which the Company applied, loan modifications deemed to be COVID-19-related are not considered a troubled debt restructuring (“TDR”) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. This CARES Act provision was subsequently extended to January 1, 2022. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification would not meet the requirements under GAAP to be a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. During 2020, the Company generally offered impacted borrowers loan payment deferrals of 90 days in duration, with a deferral renewal if requested. As of December 31, 2020, the Company had payment deferrals of $16.6 million, and at December 31, 2021 the Company had no loans deferred under this CARES Act provision.

Additionally, the Company participated in the SBA's Paycheck Protection Program ("PPP") under the CARES Act.
The Company originated $247.5 million in PPP loans during the second quarter of 2020. In December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal, included, among other things, additional stimulus payments for individuals under certain income thresholds and small business relief, which included additional funds for PPP loans. As a result, in early 2021, the Company originated an additional $113.1 million in PPP loans. Beginning in the second quarter of 2020, the Company began accepting and transmitting PPP loan forgiveness documentation.

This forgiveness process continued during 2021, and as a result, the Company's remaining PPP loans amounted to only $39.0 million at December 31, 2021.

The economies of our market areas generally improved during 2021 as they recovered from the pandemic. However, the ongoing impact on the Company of the continuing pandemic, including infection rate spikes and new strains of COVID-19 is uncertain. The extent to which the COVID-19 pandemic and its variants have a further impact on our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.
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
Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” ("HTM") and carried at amortized cost. Debt securities not classified as held to maturity are classified as “available for sale” ("AFS") and carried at fair value, with unrealized holding gains and losses being reported as other comprehensive income or loss and reported as a separate component of shareholders’ equity.
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
Allowance for Credit Losses ("ACL") - Securities Held to Maturity - Since its adoption of Accounting Standards Codification 326 ("CECL"), the Company measures expected credit losses on HTM debt securities on an individual security basis. Accrued interest receivable on HTM debt securities totaled $3.7 million at December 31, 2021 and was excluded from the estimate of credit losses.
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
Virtually all of the mortgage-backed securities held by the Company are issued by government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Substantially all of the state and local government securities held by the Company are highly rated by major rating agencies. As a result, there was no ACL on HTM securities at December 31, 2021.
Allowance for Credit Losses - Securities Available for Sale - For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income with the establishment of an allowance under CECL compared to a direct write down of the security under previously applicable accounting standard ASC 310-30 ("Incurred Loss"). For debt securities AFS that do not meet the aforementioned criteria, the Company evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
Changes in the ACL under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2021, there was no ACL related to the AFS portfolio. Accrued interest receivable on available for sale debt securities totaled $5.0 million at December 31, 2021 and was excluded from the estimate of credit losses.
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
SBA and Other Loans Held for Sale - SBA loans included in this line item represent the guaranteed portion of SBA loans that the Company intends to sell in the near future. These loans are carried at the lower of cost or market as determined on an individual loan basis. There were $9.6 million and $6.1 million in SBA loans held for sale at December 31, 2021 and 2020, respectively.
At December 31, 2021, this line item also included two pools of loans assumed in the Company's acquisition of Select Bancorp, Inc. that the Company determined did not align with its strategy or were not in our markets and were thus designated for sale. These loans amounted to $51.4 million at December 31, 2021 and were carried at the lower of cost or market at the aggregate level for each pool. See Note 2 for additional discussion of the valuation of these loan pools and Note 22 for disclosure of their disposition.
Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to these loans totaled $17.2 million at December 31, 2021 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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
Purchased Credit Deteriorated ("PCD") Loans - Subsequent to the Company's adoption of CECL on January 1, 2021, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. In determining whether an acquired loan is a PCD loan, the Company considers internal loan grades, delinquency status, and other relevant factors.
At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial ACL is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial ACL is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. Subsequent to initial recognition, PCD loans are subject to the same interest income recognition and impairment model as non-PCD loans, with changes to the ACL recorded through provision expense. All loans and leases considered to be purchased credit impaired ("PCI") prior to January 1, 2021 under prior accounting guidance were converted to PCD on that date.
Allowance for Credit Losses - Loans - The ACL on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Estimated recoveries are considered for post-CECL adoption date charge-offs to the extent that they do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable totaling $17.2 million at December 31, 2021 was excluded from the estimate of credit losses.
The ACL is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments, or pools, for analysis. The Discounted Cash Flow (“DCF”) method is utilized for substantially all pools, with discounted cash flows computed for each loan in a pool based on its individual characteristics (e.g. maturity date, payment amount, interest rate, etc.), and the results are aggregated at the pool level. A probability of default and loss given default, as adjusted for recoveries (as noted above), are applied to the discounted cash flows for each pool, while considering prepayment and principal curtailment effects. The analysis produces a discounted expected cash flow total for each pool, which is then compared to the amortized cost of the pool to arrive at the expected credit loss.
In determining the proper level of default rates and loss given default, management has determined that the loss experience of the Company provides the best basis for its assessment of expected credit losses. It therefore utilizes its own historical credit loss experience by each loan segment over an economic cycle, while excluding loss experience from certain acquired institutions (i.e., failed banks).

Management considers forward-looking information in estimating expected credit losses. For substantially all segments of collectively evaluated loans, the Company incorporates two or more macroeconomic drivers using a statistical regression modeling methodology. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline forecast and alternative scenarios for the United States economy. The baseline forecast, along with the alternative scenarios, are evaluated by management to determine the best estimate within the range of expected credit losses. The baseline forecast incorporates an equal probability of the United States economy performing better or worse than this projection. With the ongoing pandemic, along with periodic starts and stops to reopening the economy and the impact of government stimulus, the baseline and alternative scenarios have reflected a high degree of volatility in economic forecasts from month-to-month. The Company based its adoption date allowance for credit loss adjustment primarily on the baseline forecast, which reflected ongoing threats to the economy, primarily arising from the pandemic. In reviewing forecasts during 2021, management noted high degrees of volatility in the monthly forecasts. Given the uncertainty that the volatility is indicative of and the inherent imprecision of a forecast accurately projecting economic statistics during these unprecedented times, management elected to base each of the 2021 quarter-end computations of the ACL primarily on an alternative, more negative forecast, that management judged to more appropriately reflect the inherent risks to its loan portfolio.

Management has also evaluated the appropriateness of the reasonable and supportable forecast scenarios utilized for each period and has made adjustments as needed. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long-term mean of historical factors over 12 quarters using a straight-line approach. The Company generally utilizes a four-quarter forecast and a 12-quarter reversion period to the long-term average, which is then held static for the remainder of the forecast period.

Included in its systematic methodology to determine its ACL on loans, management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e., formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: 1) changes in lending policies, procedures, and strategies, 2) changes in the nature and volume of the portfolio, 3) staff experience, 4) changes in volume and trends in classified loans, delinquencies, and nonaccrual loans, 5) concentration risk, 6) trends in underlying collateral value, 7) external factors, including competition and legal and regulatory factors, 8) changes in the quality of the Company's loan review system, and 9) economic conditions not already captured.

The Company has identified the following portfolio segments and calculates the ACL for each using a DCF methodology at the loan level, with loss rates, prepayment assumptions, and curtailment assumptions driven by each loan’s collateral type:
Commercial, financial, and agricultural - Risks to this loan category include industry concentration and the inability to monitor the condition of the collateral which often consists of inventory, accounts receivable, and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt. Also included in this category for periods subsequent to March 31, 2020 are PPP loans, which are fully guaranteed by the SBA and thus have minimal risk.
Real estate - construction, land development, & other land loans - Risks common to commercial construction loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements, and declines in real estate values. Residential construction loans are susceptible to those same risks as well as those associated with residential mortgage loans (see below). Changes in market demand for property could lead to longer marketing times resulting in higher carrying costs, declining values, and higher interest rates.
Real estate - mortgage - residential (1-4 family) first - Residential mortgage loans are susceptible to weakening general economic conditions and increases in unemployment rates and declining real estate values.
Real estate - mortgage - home equity loans / lines of credit - Risks common to home equity loans and lines of credit are general economic conditions, including an increase in unemployment rates and declining real estate values, which reduce or eliminate the borrower’s home equity.
Real estate - mortgage - commercial and other - Loans in this category are susceptible to declines in occupancy rates, business failure, and general economic conditions. Also, declines in real estate values and lack of suitable alternative use for the properties are risks for loans in this category.
Consumer loans - Risks common to these loans include regulatory risks, unemployment, and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.
When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
When the DCF method is used to determine the ACL, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments.
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension, or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
Troubled Debt Restructurings - A loan for which the terms have been modified resulting in a more than insignificant concession, and for which the borrower is experiencing financial difficulties, is generally considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.

SBA Loans – Through its SBA Lending Division, the Company offers loans guaranteed by the SBA for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. The portion of SBA loans originated that are guaranteed and intended for sale on the secondary market are classified as held for sale and are carried at the lower of cost or fair value. The Company generally sells the guaranteed portion of the SBA loan as soon as it is eligible to be sold and retains the servicing right. When the guaranteed portion of an SBA loan is sold, the Company allocates the carrying basis of the loan between the guaranteed portion of the loan sold, the unguaranteed portion of the loans retained, and the servicing asset based on their relative fair values.  A gain is recorded for the difference between the proceeds received from the sale and the basis allocated to the sold portion. The relative fair value allocation results in a discount that is recorded on the unguaranteed portion of the loan that is retained. The discount is amortized as a yield adjustment over the life of the loan, so long as the loan performs. In the event the loan is moved to nonaccrual status, the Company ceases the amortization of the discount and upon any subsequent transfer to foreclosed properties or liquidation of the loan, the remaining discount is amortized, along with any remaining servicing asset and deferred loan costs. Refer also to SBA Servicing Assets below.
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
Goodwill and Other Intangible Assets - Business combinations are accounted for using the acquisition method of accounting. Identifiable intangible assets are recognized separately and are amortized over their estimated useful lives, which for the Company has generally been five to ten years and at an accelerated rate. Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. Goodwill is not amortized, but rather is subject to fair value impairment tests on at least an annual basis.
SBA Servicing Assets - When the Company sells the guaranteed portion of an SBA loan, the Company continues to perform the servicing on the loan and collects a fee related to the sold portion of the loan. A SBA servicing asset is recorded for the fair value of that fee based on an analysis of discounted cash flows that incorporates estimates of (1) market servicing costs, (2) market-based prepayment rates, and (3) market profit margins. SBA servicing assets are included in “Other intangible assets” on the consolidated balance sheets. SBA servicing assets are amortized against income over the lives of the related loans as a reduction of servicing fee income, generally five years. SBA servicing assets are tested for impairment on a quarterly basis by comparing their estimated fair values, aggregated by year of origination, to the related carrying values. Changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could result in impairment or reversal of impairment of these servicing assets and, as such, impact the Company's financial condition and results of operations.
Foreclosed Properties - Foreclosed properties consists primarily of real estate acquired by the Company through legal foreclosure or deed in lieu of foreclosure. The property is initially carried at the lower of cost or the estimated fair value of the property less estimated selling costs (also see Note 13). If there are subsequent declines in fair value, which is reviewed routinely by management, the property is written down to its fair value through a charge to expense. Capital expenditures made to improve the property are capitalized. Costs of holding real estate, such as property taxes, insurance, and maintenance, less related revenues during the holding period, are recorded as expense as they are incurred.
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
Other Investments – The Company accounts for substantially all of its investments in limited partnerships and limited liability companies (“LLCs”) using the equity method of accounting. The accounting treatment depends upon the Company’s percentage ownership and degree of management influence.
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
All of the Company’s investments in limited partnerships and LLCs and their market values are not readily available. The Company’s management evaluates its investments in investees for impairment based on the investee’s ability to generate cash through its operations or obtain alternative financing, and other subjective factors. There are inherent risks associated with the Company’s investments in such companies, which may result in income statement volatility in future periods.
At December 31, 2021 and 2020, the Company’s investments in limited partnerships and LLCs totaled $11.3 million and $7.8 million, respectively, and are included in "Other assets".
Also see Note 3 for discussion of an investment without a readily determinable fair value.
Federal Home Loan Bank ("FHLB") Stock - The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost and is recorded in "Other assets". Cash dividends are reported as income.
Federal Reserve Bank ("Federal Reserve") Stock - The Company is a member of its regional Federal Reserve and is required to own stock based on its level of capital. Federal Reserve stock is carried at cost and is recorded in "Other assets." Cash dividends are reported as income.
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
Allowance for Credit Losses - Unfunded Loan Commitments - Effective with the adoption of CECL, the Company estimates expected credit losses on commitments to extend credit over the contractual period in which the Company is exposed to credit risk on the underlying commitments, unless the obligation is unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures, which is reflected within "Other Liabilities," is adjusted for as an increase or decrease to the provision for credit losses for unfunded commitments. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to fund.
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
Earnings Per Share Amounts - Basic Earnings Per Common Share is calculated by dividing net income, less income allocated to participating securities, by the weighted average number of common shares outstanding during the period, excluding unvested shares of restricted stock. For the Company, participating securities are comprised of unvested shares of restricted stock. Diluted Earnings Per Common Share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. For the periods presented, the Company’s potentially dilutive common stock issuances related to unvested shares of restricted stock and contingently issuable shares.
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
Impairment - Goodwill is evaluated for impairment on at least an annual basis, and more often if a triggering event is identified, by comparing the estimated fair value of the reporting units to their related carrying value. At December 31, 2021, the Company had two reporting units – 1) the Bank with $360.0 million in goodwill and 2) SBA activities, including SBA Complete and our SBA Lending Division, with $4.3 million in goodwill. If the carrying value of a reporting unit exceeds its fair value, the Company determines whether the implied fair value of the goodwill, using various valuation techniques, exceeds the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to that excess.
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

Recent Accounting Pronouncements -
Accounting Standards Adopted in 2021
In August 2018, the Financial Accounting Standards Board amended the Compensation - Retirement Benefits – Defined Benefit Plans Topic of the Accounting Standards Codification to improve disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans. The guidance removed disclosures that were no longer considered cost-beneficial, clarified the specific requirements of disclosures, and added disclosure requirements identified as relevant. The amendments were effective for the Company on January 1, 2021 and the adoption of this amendment did not have a material effect on its financial statements.
On January 1, 2021, the Company adopted CECL which replaced the prior Incurred Loss methodology for recognizing credit losses with a methodology that is based on estimating future expected lifetime credit losses. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures, such as unfunded commitments to extend credit. In addition, CECL made changes to the accounting for AFS debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell.
In adopting CECL, the Company utilized the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2021 are presented under CECL while prior period amounts continue to be reported under the Incurred Loss methodology. The transition adjustment of the adoption of CECL included an increase in the ACL on loans of $14.6 million, which is presented as a reduction to loans outstanding, and an increase in the allowance on unfunded loan commitments of $7.5 million, which is recorded within "Other liabilities". The adoption of CECL had an insignificant impact on the Company's HTM and AFS securities portfolios. The Company recorded a net decrease to retained earnings of $17.1 million as of January 1, 2021 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Federal banking regulatory agencies provided optional relief to delay the adverse regulatory capital impact of CECL at adoption. The Company did not elect the option.

The Company adopted CECL using the prospective transition approach for PCD assets that were previously classified as PCI under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The amortized cost basis of the PCD assets was adjusted to reflect the addition of $0.1 million to the ACL. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at a rate that approximates the effective interest rate as of January 1, 2021.

With regard to PCD assets, because the Company elected to disaggregate the former PCI pools and no longer considers these pools to be the unit of account, contractually delinquent PCD loans are now reported as nonaccrual loans using the same criteria as other loans. Similarly, although management did not reassess whether modifications to individual acquired financial assets accounted for in pools were TDRs as of the date of adoption, PCD loans that were restructured and met the definition of TDRs after the adoption of CECL are reported as such.

Accrued interest for all financial instruments is included in a separate line on the face of the Consolidated Balance Sheets. The Company elected not to measure an ACL for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

The ACL for the majority of loans was calculated using a DCF methodology applied at a loan level with a one-year reasonable and supportable forecast period and a three-year straight-line reversion period. The Company elected to use, as a practical expedient, the fair value of collateral when determining the ACL on loans for which repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty (collateral-dependent loans).

The Company's CECL allowances will fluctuate over time due to macroeconomic conditions and forecasts as well as the size and composition of the loan portfolios.

In March 2020, Accounting Standards Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” was issued. ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2020-04 did not significantly impact the Company’s consolidated financial statements.
Accounting Standards Pending Adoption
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Note 2. Acquisitions and Dispositions
Select Acquisition
On October 15, 2021, the Company completed the acquisition of Select Bancorp, Inc. (“Select”), headquartered in Dunn, North Carolina, pursuant to an Agreement and Plan of Merger and Reorganization dated June 1, 2021. Select's subsidiary, Select Bank & Trust, was merged into the Bank. The results of Select are included in the Company’s results beginning on the October 15, 2021 acquisition date. The Company exchanged 0.408 shares of its common stock for each share of Select common stock. Additionally, all holders of Select stock options were paid cash for the difference between the exercise price of each option and the cash out value of $18.00 per option. The acquisition resulted in the Company issuing 7,070,371 shares of common stock with a fair value $324.4 million and paying $1.4 million in cash related to the stock options, for total consideration of $325.8 million in exchange for 100% of the outstanding stock of Select.
Select operated 22 branches located in North Carolina, South Carolina, and Virginia. The acquisition complemented several of the Company’s high-growth markets and increased its market share in others with facilities, operations, and experienced staff already in place. Accordingly, there were significant synergies to be gained from the acquisition and the Company recognized the goodwill in the transaction related primarily to the reasons just noted, as well as the positive earnings of Select.
This transaction was accounted for using the acquisition method of accounting for business combinations, and accordingly, the assets acquired, intangible assets identified, and liabilities assumed of Select were recorded based on estimates of fair values as of October 15, 2021. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. Estimated fair values were based on management’s best estimates, using the information available at the date of acquisition, including the use of third-party valuation specialists. As of December 31, 2021, management has finalized the valuations of all acquired assets and liabilities assumed in the Select acquisition.
The following table summarizes the estimated fair value of acquired assets, identified intangible assets, and liabilities assumed as of October 15, 2021. Following the table is a discussion of valuation approaches utilized in estimated the fair values in accordance with ASC 850-10. The $132.4 million in goodwill that resulted from this transaction is non-deductible for tax purposes.

($ in thousands)	Fair Value Estimate
Assets acquired:
Cash and cash equivalents	$210,422
Securities available for sale	226,228
Loans held for sale	51,779
Loans	1,230,107
Premises and equipment	21,509
Core deposit intangible	9,170
Operating right-of-use lease assets	4,649
Other assets	61,020
Total	1,814,884

Liabilities assumed:
Deposits	1,593,135
Borrowings	11,038
Other liabilities	17,248
Total	1,621,421

Net identifiable assets acquired	193,463
Less: Total consideration	325,819
Goodwill recorded related to acquisition of Select	$132,356
The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed included in the table above.
Cash and due from banks, and interest-bearing deposits with banks: The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.
Securities available for sale: Fair value of securities was measured based on quoted market prices, where available. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued.
Loans held for sale: The valuation of loans held for sale reflected quotes or bids on these loans directly from the prospective buyers of the pools.
Loans: Fair value of loans acquired was based on a discounted cash flow methodology that considered factors including loan type and related collateral, classification status, remaining term of the loan, fixed or variable interest rate, amortization status, and current discount rates. Expected cash flows were derived using inputs consistent with management's assessment of credit risk for allowance measurement, including estimated future credit losses and estimated prepayments. A total fair value mark of $19.3 million was recorded. PCD loans were determined based primarily on internal grades and delinquency status. The Company reclassified from the fair value mark to ACL a "Day 1" allowance of $4.9 million resulting from PCD loans. The following table presents additional information related to the acquired loan portfolio at the acquisition date:

($ in thousands)	October 15, 2021
PCD Loans:
Par value	$111,835
Allowance for credit losses	(4,895)
Non-credit discount	(1,251)
Purchase price	$105,689

Non-PCD Loans:
Fair Value	$1,124,418
Gross contractual amounts receivable	1,134,879
Estimate of contractual cash flows not expected to be collected	13,257

Premises: Land and buildings held for use are valued at appraised values, which reflect considerations of recent disposition values for similar property types with adjustments for characteristics of individual properties. Locations held for sale are valued at appraised values which also reference recent disposition values for similar property types but also considers marketability discounts for vacant properties. The valuations of locations held for sale are reduced by estimated costs to sell.
Lease Assets and Lease Liabilities: Lease assets and lease liabilities were measured using a methodology that involved estimating the future lease payments over the remaining lease term with discounting using a discount rate. The lease term was determined for individual leases based on management's assessment of the probability of exercising existing renewal options.
Intangible assets: Core deposit intangible ("CDI") asset represents the value of the relationships with deposit customers. The fair value for the core deposit intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of deposit base, net maintenance cost attributable to customer deposits and an estimate of the cost associated with alternative funding sources. The discount rates used for CDI assets are based on market rates. The CDI is being amortized over 10 years utilizing an accelerated method, which results in a weighted-average amortization period of approximately 41 months.
Deposits: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. Fair values for time deposits were estimated using a discounted cash flow analysis applying interest rates currently offered to the contractual interest rates on such time deposits.
Borrowings: The fair values of long-term debt instruments are estimated based on quoted market prices for instrument if available, or for similar instruments if not available.
Supplemental Pro Forma Financial Information
The following table presents certain pro forma information as if Select had been acquired on January 1, 2020. These results combine the historical results of Select with the Company’s results and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2020.
Merger-related costs related to this acquisition of $16.8 million were recorded by the Company during 2021 and $0.8 million of merger-related costs incurred by Select in 2021 prior to the acquisition were excluded from the pro forma information below. In addition, no adjustments have been made to such pro forma information to eliminate the provision for loan losses recorded by Select in the amount of $6.2 million for 2020 and a negative provision for loan losses recorded by Select of $1.3 million recorded in 2021 prior the acquisition. Pro forma information for the year 2021 has been adjusted to eliminate the following: 1) the non-PCD provision for loan losses recorded on the acquisition date of $14.1 million and 2) the initial recording of a provision for credit losses associated with Select’s unfunded commitments of $3.9 million. If the Select acquisition had occurred at the beginning of 2020, the acquisition date credit loss reserve amounts would have been included in the fair value measurements of Select and been included in the goodwill calculation. Expenses related to systems conversions and other costs of integration are expected to be recorded during 2022. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition.
The following table also discloses the impact of the acquisition of Select from the acquisition date of October 15, 2021 through December 31, 2021. These amounts are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2021. Merger-related costs have been excluded from these amounts and the provisions for credit loss amounts associated with non-PCD loans and unfunded commitments that were discussed above have also been excluded.

($ in thousands, unaudited)	Revenue	Net Income
Year Ended December 31, 2021
Actual Select results included in statement of income since acquisition date	$15,175	$8,813
Supplemental consolidated pro forma as if Select had been acquired on January 1, 2020	380,241	143,882

Year Ended December 31, 2020
Supplemental consolidated pro forma as if Select had been acquired on January 1, 2020	$362,654	$93,980

First Bank Insurance Services, Inc. Disposition
On June 30, 2021, the Company completed the sale of the operations and substantially all of the operating assets of its property and casualty insurance agency subsidiary, First Bank Insurance Services Inc., to Bankers Insurance, LLC for an initial purchase price valued at $13.0 million and a future earn-out payment of up to $1.0 million. Cash received at the time of the sale was $11.3 million. Net assets sold and liabilities transferred amounted to $1.7 million. The Company recorded a gain of $1.7 million related to the sale. Approximately $10.2 million of intangible assets were derecognized from the Company's balance sheet as a result of this transaction, including $7.4 million in goodwill and $2.8 million in other intangibles.
Magnolia Acquisition
On September 1, 2020, the Company completed the acquisition of Magnolia Financial, a business financing company headquartered in Spartanburg, South Carolina, that makes loans throughout the southeastern United States. In the transaction, the Company acquired $14.6 million in loans and $0.5 million of other assets, and assumed $11.7 million in borrowings, substantially all of which was paid off subsequent to the closing. The transaction value was approximately $10.0 million with the Company paying $9.5 million in cash and issuing 24,096 shares of its common stock, which had a value of approximately $0.5 million.

This acquisition was accounted for using the acquisition method of accounting for business combinations, and accordingly, the assets and liabilities of Magnolia Financial were recorded based on fair values, which according to applicable accounting guidance, are subject to change for 12 months following the acquisition. In connection with this transaction, the Company recorded goodwill of $4.9 million and $1.6 million in other amortizable intangible assets, all of which are deductible for tax purposes over 15 years.

Note 3. Securities
The book values and approximate fair values of investment securities at December 31, 2021 and 2020 are summarized as follows:

	2021				2020
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
($ in thousands)			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
Government-sponsored enterprise securities	$71,951	69,179	—	(2,772)	70,016	70,206	371	(181)
Mortgage-backed securities	2,545,150	2,514,805	9,489	(39,834)	1,318,998	1,337,706	20,832	(2,124)
Corporate bonds	45,380	46,430	1,106	(56)	43,670	45,220	1,760	(210)
Total available for sale	2,662,481	2,630,414	10,595	(42,662)	1,432,684	1,453,132	22,963	(2,515)

Securities held to maturity:
Mortgage-backed securities	20,260	20,845	585	—	29,959	30,900	941	—
State and local governments	493,565	490,854	2,955	(5,666)	137,592	139,834	2,407	(165)
Total held to maturity	$513,825	511,699	3,540	(5,666)	167,551	170,734	3,348	(165)
All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises, except for private mortgage-backed securities with a fair value of $0.9 million and $1.0 million as of December 31, 2021 and 2020, respectively.
The following table presents information regarding securities with unrealized losses at December 31, 2021:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$21,436	522	47,743	2,250	69,179	2,772
Mortgage-backed securities	1,773,022	25,977	404,484	13,857	2,177,506	39,834
Corporate bonds	999	1	945	55	1,944	56
State and local governments	228,279	3,797	34,398	1,869	262,677	5,666
Total temporarily impaired securities	$2,023,736	30,297	487,570	18,031	2,511,306	48,328
The following table presents information regarding securities with unrealized losses at December 31, 2020:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$29,812	181	—	—	29,812	181
Mortgage-backed securities	497,992	1,957	6,168	167	504,160	2,124
Corporate bonds	3,956	45	835	165	4,791	210
State and local governments	23,310	165	—	—	23,310	165
Total temporarily impaired securities	$555,070	2,348	7,003	332	562,073	2,680

As of December 31, 2021 and December 31, 2020, the Company's security portfolio held 371 and 69 securities that were in an unrealized loss position, respectively. In the above tables, all of the securities that were in an unrealized loss position at December 31, 2021 and 2020 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the amount of the impairment. In the tables above, substantially all of the mortgage-backed securities in unrealized loss positions at each period end were issued by government-sponsored agencies, including Freddie Mac, Fannie Mae, and Ginnie Mae, which the Company considered in concluding that the unrealized loss position of each security was due to interest rate factors and not credit quality concerns. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
No impairment charges were recognized for any securities during the year ended December 31, 2020. At adoption of CECL on January 1, 2021 and at December 31, 2021, the Company determined that expected credit losses associated with HTM debt securities were insignificant. See Note 1 for additional details on the adoption of CECL as it relates to the securities portfolio.
The book values and approximate fair values of investment securities at December 31, 2021, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities
Due within one year	$1,001	1,020	1,246	1,258
Due after one year but within five years	27,629	28,454	—	—
Due after five years but within ten years	87,701	85,191	16,058	16,112
Due after ten years	1,000	944	476,261	473,484
Mortgage-backed securities	2,545,150	2,514,805	20,260	20,845
Total securities	$2,662,481	2,630,414	513,825	511,699
At December 31, 2021 and 2020, investment securities with carrying values of $951.4 million and $630.3 million, respectively, were pledged as collateral for public deposits.
At December 31, 2021 and 2020, there were no holdings of securities of any one issuer, other than the US Government and its agencies or government sponsored agencies, in an amount greater than 10% of shareholders' equity.
In 2021, the Company received proceeds from sales of securities of $106.5 million and recorded $1.2 million in gross losses from the sales. In 2020, the Company received proceeds from sales of securities of $219.7 million and recorded $8.0 million in gross gains from the sales. In 2019, the Company received proceeds from sales of securities of $39.8 million and recorded $0.1 million in gross gains from the sales.
Included in “Other Assets” in the Consolidated Balance Sheets are investments in FHLB and Federal Reserve stock totaling $22.3 million and $23.5 million at December 31, 2021 and 2020, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost and fair value of $4.6 million and $5.9 million at December 31, 2021 and 2020, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost and fair value of $17.8 million and $17.7 million at December 31, 2021 and 2020, respectively, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at December 31, 2021 was approximately 1.62, which means the Company would receive approximately 19,993 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.
Note 4. Loans and Asset Quality Information
The following is a summary of the major categories of total loans outstanding:

	December 31, 2021		December 31, 2020
($ in thousands)	Amount	Percentage	Amount	Percentage
Commercial, financial, and agricultural	$648,997	11%	782,549	17%
Real estate – construction, land development & other land loans	828,549	13%	570,672	12%
Real estate – mortgage – residential (1-4 family) first mortgages	1,021,966	17%	972,378	21%
Real estate – mortgage – home equity loans / lines of credit	331,932	5%	306,256	6%
Real estate – mortgage – commercial and other	3,194,737	53%	2,049,203	43%
Consumer loans	57,238	1%	53,955	1%
Subtotal	6,083,419	100%	4,735,013	100%
Unamortized net deferred loan fees	(1,704)		(3,698)
Total loans	$6,081,715		4,731,315
Included in the line item "Commercial, financial, and agricultural" in the table above are PPP loans totaling $39.0 million and $240.5 million at December 31, 2021 and December 31, 2020, respectively. PPP loans are fully guaranteed by the SBA. Included in unamortized net deferred loan fees are approximately $2.6 million and $6.0 million at December 31, 2021 and December 31, 2020, respectively, in unamortized net deferred loan fees associated with PPP loans. These fees are being amortized under the effective interest method over the terms of the loans. Accelerated amortization is recorded in the periods in which principal amounts are forgiven in accordance with the terms of the program. Because of their fully guaranteed nature, the Company has no allocation of allowance for loan losses established for these loans.
Included in the table above are credit card balances outstanding totaling $37.9 million and $33.2 million at December 31, 2021 and 2020, respectively. Approximately 49% of this total are business credit cards included in "commercial, financial and agricultural" above and the remaining 51% are personal credit cards included in consumer loans in the table above.
Also included in the table above are non-PPP SBA loans, generally originated under the SBA 7A loan program, with additional information on these loans presented in the table below.

($ in thousands)	December 31, 2021	December 31, 2020
Guaranteed portions of non-PPP SBA Loans included in table above	$48,377	33,959
Unguaranteed portions of non-PPP SBA Loans included in table above	122,772	135,703
Total non-PPP SBA loans included in the table above	$171,149	169,662

Sold portions of SBA loans with servicing retained - not included in table above	$414,240	395,398
At December 31, 2021 and December 31, 2020, there were remaining unaccreted discounts on the retained portion of sold non-PPP SBA loans amounting to $6.0 million and $7.3 million respectively.
Loans in the amount of $4.3 billion and $4.0 billion were pledged as collateral for certain borrowings at December 31, 2021 and December 31, 2020, respectively (see Note 9).
The loans above also include loans to executive officers and directors serving the Company at December 31, 2021 and to their associates, totaling approximately $0.6 million and $3.4 million at December 31, 2021 and 2020, respectively. There were no new loans and advances on those loans in 2021 and repayments amounted to $2.8 million. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.
The Company has several acquired loan portfolios as a result of merger and acquisition transactions. In these transactions, the Company recorded loans at their fair value as required by applicable accounting guidance. For acquisitions completed prior to the Company's adoption of CECL, these loan portfolios included loans designated as PCI loans, which were loans for which it was probable at acquisition that all contractually required payments would not be collected. Upon the adoption of CECL, all PCI loans were reclassified as PCD loans, as permitted by the CECL standard.
As of December 31, 2021, unamortized discounts on all acquired loans totaled $17.2 million. At December 31, 2020, there were remaining accretable discounts of $7.9 million, related to purchased non-impaired loans. Loan discounts are generally amortized as yield adjustments over the respective lives of the loans, so long as the loans perform. At December 31, 2020, the carrying value of PCI loans was $8.6 million.
The following table presents changes in the accretable yield for PCI loans under the Incurred Loss methodology used by the Company prior to adopting CECL.

($ in thousands)	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Balance at beginning of period	$4,149	4,750
Accretion	(1,119)	(1,486)
Reclassification from (to) nonaccretable difference	413	617
Other, net	(545)	268
Balance at end of period	$2,898	4,149
During 2020, the Company received $0.5 million in payments that exceeded the carrying amount of the related PCI loans, of which $0.4 million was recognized as loan discount accretion income, $0.1 million was recorded as additional loan interest income, and $14,000 was recorded as a recovery. During 2019, the Company received $0.4 million in payments that exceeded the carrying amount of the related PCI loans, of which $0.3 million was recognized as loan discount accretion income and $0.1 million was recorded as additional loan interest income.
Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest, and foreclosed real estate, are summarized as follows:

($ in thousands)	December 31, 2021	December 31, 2020
Nonperforming assets
Nonaccrual loans	$34,696	35,076
Restructured loans - accruing	13,866	9,497
Accruing loans > 90 days past due	1,004	—
Total nonperforming loans	49,566	44,573
Foreclosed properties	3,071	2,424
Total nonperforming assets	$52,637	46,997
At December 31, 2021 and 2020, the Company had $1.5 million and $1.9 million in residential mortgage loans in process of foreclosure, respectively.
At December 31, 2021 and 2020, there were no commitments to lend additional funds to debtors whose loans were nonperforming.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated.

	CECL			Incurred Loss
	December 31, 2021			December 31, 2020
($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Commercial, financial, and agricultural	$3,947	8,205	12,152	9,681
Real estate – construction, land development & other land loans	495	137	632	643
Real estate – mortgage – residential (1-4 family) first mortgages	858	4,040	4,898	6,048
Real estate – mortgage – home equity loans / lines of credit	—	694	694	1,333
Real estate – mortgage – commercial and other	7,648	8,583	16,231	17,191
Consumer loans	—	89	89	180
Total	$12,948	21,748	34,696	35,076
There is no interest income recognized during the period on nonaccrual loans. The Company follows its nonaccrual policy of reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.
The following table represents the accrued interest receivables written off by reversing interest income during the year ended December 31, 2021.

($ in thousands)	For the Year Ended December 31, 2021
Commercial, financial, and agricultural	$195
Real estate – construction, land development & other land loans	6
Real estate – mortgage – residential (1-4 family) first mortgages	31
Real estate – mortgage – home equity loans / lines of credit	14
Real estate – mortgage – commercial and other	453
Consumer loans	—
Total	$699

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2021.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$377	93	—	12,152	636,375	648,997
Real estate – construction, land development & other land loans	4,046	—	286	632	823,585	828,549
Real estate – mortgage – residential (1-4 family) first mortgages	6,571	1,488	—	4,898	1,009,009	1,021,966
Real estate – mortgage – home equity loans / lines of credit	489	124	718	694	329,907	331,932
Real estate – mortgage – commercial and other	164	1,496	—	16,231	3,176,846	3,194,737
Consumer loans	116	62	—	89	56,971	57,238
Total	$11,763	3,263	1,004	34,696	6,032,693	6,083,419
Unamortized net deferred loan fees						(1,704)
Total loans						$6,081,715

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2020.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$1,464	1,101	—	9,681	770,166	782,412
Real estate – construction, land development & other land loans	572	—	—	643	569,307	570,522
Real estate – mortgage – residential (1-4 family) first mortgages	10,146	869	—	6,048	951,088	968,151
Real estate – mortgage – home equity loans / lines of credit	1,088	42	—	1,333	303,693	306,156
Real estate – mortgage – commercial and other	2,540	3,111	—	17,191	2,022,422	2,045,264
Consumer loans	180	36	—	180	53,521	53,917
Purchased credit impaired	328	112	719	—	7,432	8,591
Total	$16,318	5,271	719	35,076	4,677,629	4,735,013
Unamortized net deferred loan (fees) costs						(3,698)
Total loans						$4,731,315
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans on nonaccrual with a net book balance of $350,000 or greater for designation as collateral dependent loans, as well as certain other loans that may still be accruing interest and/or are less than $350,000 in size that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses.
The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2021.

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial, financial, and agricultural	$—	7,886	—	—	7,886
Real estate – construction, land development & other land loans	—	—	533	—	533
Real estate – mortgage – residential (1-4 family) first mortgages	871	—	—	—	871
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—
Real estate – mortgage – commercial and other	—	—	—	10,743	10,743
Consumer loans	—	—	—	—	—
Total	$871	7,886	533	10,743	20,033
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
The Company's policy is to obtain third-party appraisals on any significant pieces of collateral. For loans secured by real estate, the Company's policy is to write nonaccrual loans down to 90% of the appraised value, which considers estimated selling costs. For real estate collateral that is in industries that are undergoing heightened stress, the Company often discounts the collateral values by an additional 10% - 25% due to additional discounts that are estimated to be incurred in a near-term sale. For non real-estate collateral secured loans, the Company generally writes nonaccrual loans down to 75% of the appraised value, which provides for selling costs and liquidity discounts that are usually incurred when disposing of non real-estate collateral. For reviewed loans that are not on nonaccrual basis, the Company assigns a specific allowance based on the parameters noted above.
The Company does not believe that there is significant over-coverage of collateral for any of the loan types noted above.
The following table presents the activity in the ACL on loans for the year ended December 31, 2021 under the CECL methodology.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the year ended December 31, 2021
Beginning balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388
Adjustment for implementation of CECL	3,067	6,140	2,584	2,580	(257)	674	(213)	14,575
Allowance for Select PCD loans	2,917	165	222	92	1,489	10	—	4,895
Charge-offs	(3,722)	(245)	(273)	(400)	(2,295)	(667)	—	(7,602)
Recoveries	1,744	948	761	578	533	358	—	4,922
Provisions/(Reversals)	927	4,156	(2,656)	(888)	7,269	803	—	9,611
Ending balance	$16,249	16,519	8,686	4,337	30,342	2,656	—	78,789

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2020 under the Incurred Loss methodology.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer loans	Unallocated	Total
As of and for the year ended December 31, 2020

Beginning balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398
Charge-offs	(5,608)	(51)	(478)	(524)	(968)	(873)	—	(8,502)
Recoveries	745	1,552	754	487	621	294	—	4,453
Provisions	11,626	1,878	3,940	1,285	15,012	1,085	213	35,039
Ending balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388

Ending balances as of December 31, 2020: Allowance for loan losses
Individually evaluated for impairment	$3,546	30	800	—	2,175	—	—	6,551
Collectively evaluated for impairment	$7,742	5,325	7,141	2,375	21,428	1,475	213	45,699
Purchased credit impaired	$28	—	107	—	—	3	—	138

Loans receivable as of December 31, 2020:
Ending balance – total	$782,549	570,672	972,378	306,256	2,049,203	53,955	—	4,735,013
Unamortized net deferred loan (fees) costs								(3,698)
Total loans								$4,731,315

Ending balances as of December 31, 2020: Loans
Individually evaluated for impairment	$7,700	677	9,303	15	18,582	4	—	36,281
Collectively evaluated for impairment	$774,712	569,845	958,848	306,141	2,026,682	53,913	—	4,690,141
Purchased credit impaired	$137	150	4,227	100	3,939	38	—	8,591

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2019 under the Incurred Loss methodology.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer loans	Unallo- cated	Total
As of and for the year ended December 31, 2019

Beginning balance	$2,889	2,243	5,197	1,665	7,983	952	110	21,039
Charge-offs	(2,473)	(553)	(657)	(307)	(1,556)	(757)	—	(6,303)
Recoveries	980	1,275	705	629	575	235	—	4,399
Provisions	3,157	(989)	(1,413)	(860)	1,936	542	(110)	2,263
Ending balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398

Ending balances as of December 31, 2019: Allowance for loan losses
Individually evaluated for impairment	$1,791	50	750	—	983	—	—	3,574
Collectively evaluated for impairment	$2,720	1,926	2,976	1,127	7,931	961	—	17,641
Purchased credit impaired	$42	—	106	—	24	11	—	183

Loans receivable as of December 31, 2019:
Ending balance – total	$504,271	530,866	1,105,014	337,922	1,917,280	56,172	—	4,451,525
Unamortized net deferred loan (fees) costs								1,941
Total loans								4,453,466

Ending balances as of December 31, 2019: Loans
Individually evaluated for impairment	$4,957	796	9,546	333	9,570	—	—	25,202
Collectively evaluated for impairment	$499,101	529,904	1,090,125	337,366	1,901,080	56,083	—	4,413,659
Purchased credit impaired	$213	166	5,343	223	6,630	89	—	12,664

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2020 under the Incurred Loss methodology.

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

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2019 under the Incurred Loss methodology.

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
Credit Quality Indicators
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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination or renewal as of December 31, 2021 under the CECL methodology. Acquired loans are presented in the year originated, not in the year of acquisition.

	Term Loans by Year of Origination
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial, financial, and agricultural
Pass	$204,945	138,540	71,369	66,645	16,009	17,492	112,933	627,933
Special Mention	225	1,255	1,313	2,729	225	9	2,348	8,104
Classified	1,609	793	1,703	7,096	511	96	1,152	12,960
Total commercial, financial, and agricultural	206,779	140,588	74,385	76,470	16,745	17,597	116,433	648,997
Real estate – construction, land development & other land loans
Pass	573,613	133,888	69,066	12,455	9,764	8,190	13,737	820,713
Special Mention	41	737	5,095	110	104	2	9	6,098
Classified	1,541	49	47	83	14	4	—	1,738
Total real estate – construction, land development & other land loans	575,195	134,674	74,208	12,648	9,882	8,196	13,746	828,549
Real estate – mortgage – residential (1-4 family) first mortgages
Pass	241,619	224,617	120,097	82,531	86,074	234,950	11,051	1,000,939
Special Mention	888	615	516	229	323	3,237	94	5,902
Classified	419	156	535	1,185	653	11,246	931	15,125
Total real estate – mortgage – residential (1-4 family) first mortgages	242,926	225,388	121,148	83,945	87,050	249,433	12,076	1,021,966
Real estate – mortgage – home equity loans / lines of credit
Pass	3,111	498	439	1,304	245	1,649	317,319	324,565
Special Mention	194	—	15	—	—	19	1,341	1,569
Classified	75	97	71	—	—	607	4,948	5,798
Total real estate – mortgage – home equity loans / lines of credit	3,380	595	525	1,304	245	2,275	323,608	331,932
Real estate – mortgage – commercial and other
Pass	1,328,156	796,992	355,885	211,118	197,165	197,659	66,104	3,153,079
Special Mention	1,759	4,849	5,801	3,741	2,072	1,801	1,440	21,463
Classified	7,147	413	2,110	6,025	3,897	603	—	20,195
Total real estate – mortgage – commercial and other	1,337,062	802,254	363,796	220,884	203,134	200,063	67,544	3,194,737
Consumer loans
Pass	14,960	25,431	2,965	1,722	673	525	10,810	57,086
Special Mention	—	4	—	—	—	—	—	4
Classified	—	73	—	8	—	25	42	148
Total consumer loans	14,960	25,508	2,965	1,730	673	550	10,852	57,238
Total	$2,380,302	1,329,007	637,027	396,981	317,729	478,114	544,259	6,083,419
Unamortized net deferred loan fees								(1,704)
Total loans								6,081,715

At December 31, 2021, as derived from the table above, the Company had $43.1 million in loans graded as Special Mention and $56.0 million in loans graded as Classified, which includes all nonaccrual loans.
In the table above, substantially all of the "Classified Loans" have grades of 7 or Fail, with those categories having similar levels of risk. The amount of revolving lines of credit that converted to term loans during the period was immaterial.
The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2020 under the Incurred Loss methodology.

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
The vast majority of the Company’s TDRs modified during the years ended December 31, 2021, 2020, and 2019 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.
The Company’s TDRs can be classified as either nonaccrual or accruing based on the loan’s payment status. The TDRs that are nonaccrual are reported within the nonaccrual loan totals presented previously.

The following table presents information related to loans modified in a TDR during the year ended December 31, 2021.

	For the year ended December 31, 2021
($ in thousands, except number of contracts)	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	—	$—	—
Real estate – construction, land development & other land loans	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	33	33
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	—	—	—
Consumer loans	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	5	1,438	1,435
Real estate – construction, land development & other land loans	1	75	75
Real estate – mortgage – residential (1-4 family) first mortgages	1	263	263
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	4	1,729	1,729
Consumer loans	—	—	—

Total TDRs arising during period	12	$3,538	3,535
The following table presents information related to loans modified in a TDR during the year ended December 31, 2020.

	For the year ended December 31, 2020
($ in thousands, except number of contracts)	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	2	$143	143
Real estate – construction, land development & other land loans	1	67	67
Real estate – mortgage – residential (1-4 family) first mortgages	2	75	78
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	—	—	—
Consumer loans	1	4	4

TDRs – Nonaccrual
Commercial, financial, and agricultural	1	72	72
Real estate – construction, land development & other land loans	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	5	5,977	5,977
Consumer loans	—	—	—

Total TDRs arising during period	12	$6,338	6,341

The following table presents information related to loans modified in a TDR during the year ended December 31, 2019.
.

For the year ended December 31, 2019
($ in thousands, except number of contracts)	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	2	$395	395
Real estate – construction, land development & other land loans	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	3	387	391
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	1	274	274
Consumer loans	—	—	—

TDRs – Nonaccrual
Commercial, financial, and agricultural	—	—	—
Real estate – construction, land development & other land loans	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—
Real estate – mortgage – home equity loans / lines of credit	—	—	—
Real estate – mortgage – commercial and other	—	—	—
Consumer loans	—	—	—

Total TDRs arising during period	6	$1,056	1,060

Accruing TDRs that were modified in the previous 12 months and that defaulted during the years ended December 31, 2021, 2020, and 2019 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
($ in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate – mortgage – residential (1-4 family first mortgages)	—	$—	—	—	1	93
Real estate – mortgage – commercial and other	—	—	1	274	—	—

Total accruing TDRs that subsequently defaulted	—	$—	1	274	1	93

Concentration of Credit Risk
Most of the Company's business activity is with customers located within the markets where it has banking operations. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy within its markets. Approximately 88% of the Company's loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.

Allowance for Credit Losses - Unfunded Loan Commitments

In addition to the ACL on loans, the Company maintains an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. Under CECL, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in Note 1. The allowance for credit losses for unfunded loan commitments of $13.5 million and $0.6 million at December 31, 2021 and December 31, 2020, respectively, is separately classified on the balance sheet within the line items "Other Liabilities." The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the year ended December 31, 2021.

($ in thousands)	Total Allowance for Credit Losses - Unfunded Loan Commitments
Beginning balance at December 31, 2020	$582
Adjustment for implementation of CECL on January 1, 2021	7,504
Charge-offs	—
Recoveries	—
Day 2 provision for credit losses on unfunded commitments acquired from Select	3,982
Provision for credit losses on changes in unfunded commitments	1,438
Ending balance at December 31, 2021	$13,506

Allowance for Credit Losses - Securities Held to Maturity
As previously discussed, there was no ACL for securities HTM at December 31, 2021.

Note 5. Premises and Equipment
Premises and equipment at December 31, 2021 and 2020 consisted of the following:

($ in thousands)	2021	2020
Land	$45,398	38,584
Buildings	112,622	103,232
Furniture and equipment	31,099	30,097
Leasehold improvements	2,028	3,054
Total cost	191,147	174,967
Less accumulated depreciation and amortization	(55,055)	(54,465)
Total premises and equipment	$136,092	120,502
Depreciation expense amounted to $6.2 million, $5.8 million, and $5.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is recorded in occupancy expense.

Note 6. Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of December 31, 2021 and December 31, 2020 and the carrying amount of unamortizable intangible assets as of those same dates.

	December 31, 2021		December 31, 2020
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$2,700	1,386	7,613	2,814
Core deposit intangibles	29,050	18,076	28,440	23,832
SBA servicing asset	11,932	6,460	9,976	4,188
Other	100	33	1,403	1,232
Total	$43,782	25,955	47,432	32,066

Unamortizable intangible assets:
Goodwill	$364,263		239,272
Customer lists are generally amortized over 5 years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
As discussed in Note 1, SBA servicing assets are recorded for the portions of SBA loans that the Company has sold but continues to service for a fee. Servicing assets are initially recorded at fair value, amortized over the expected lives of the related loans, and are periodically tested for impairment. SBA guarantee servicing fees and SBA servicing asset amortization expense are both recorded within noninterest income within the line item "Other service charges, commissions, and fees." As derived from the table above, the Company had a SBA servicing asset at December 31, 2021 with a remaining book value of $5.5 million. The Company recorded $2.0 million and $2.2 million in servicing assets associated with the guaranteed portion of SBA loans sold during 2021 and 2020, respectively. During 2021, 2020, and 2019, the Company recorded $3.9 million, $3.3 million, and $2.6 million, respectively, in SBA guarantee servicing fee income, and $2.3 million, $1.8 million, and $1.3 million, respectively, in related amortization expense. At December 31, 2021 and 2020, the Company serviced SBA for others totaling $414.2 million and $395.4 million, respectively. There were no other loans serviced for others in any year presented.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring on October 31st of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. During 2020, in addition to the annual impairment evaluation, due to the COVID-19 pandemic, the Company evaluated its goodwill for impairment at each of the first three quarter ends of 2020, with each evaluation indicating that there was no impairment. Due to improving economic conditions and increases in the Company's stock price and market capitalization at year end 2020 and throughout 2021, no triggering events were identified, and therefore, the Company did not perform interim impairment evaluations subsequent to the third quarter of 2020. Each of the Company's goodwill impairment evaluations for the periods presented, including the most recent October 2021 evaluation, indicated that there was no goodwill impairment.
The following table presents the changes in carrying amounts of goodwill:

($ in thousands)	Total Goodwill
Balance at December 31, 2019	$234,368
Additions from acquisition of Magnolia Financial	4,904
Balance at December 31, 2020	239,272
Additions from acquisition of Select	132,356
Reduction from disposal of First Bank Insurance Services, Inc.	(7,365)
Balance at December 31, 2021	$364,263

In addition to the changes in goodwill presented above, activity for other intangibles related to transactions since January 1, 2020 are presented as follows. Refer to Note 2 for additional discussion of the transactions.
•In connection with the Select acquisition on October 15, 2021, the Company recorded $9.2 million in core deposit intangibles.
•Related to the sale of First Bank Insurance Services, Inc., customer lists with a carrying value of $2.8 million were derecognized.
•In connection with the acquisition of Magnolia Financial on September 1, 2020, the Company recorded $1.6 million in other amortizable intangible assets.
Amortization expense of all other intangible assets, excluding the SBA servicing asset, totaled $3.5 million, $4.0 million, and $4.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table presents the estimated amortization expense schedule related to acquisition-related amortizable intangible assets for each of the five calendar years ending December 31, 2026 and the estimated amount amortizable thereafter. These amounts will be recorded as "Intangibles amortization expense" within the noninterest expense section of the Consolidated Statements of Income. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortizable intangible assets.

($ in thousands)	Estimated Amortization Expense
2022	$3,684
2023	2,545
2024	1,718
2025	1,358
2026	962
Thereafter	2,088
Total	$12,355
Note 7. Income Taxes
The components of income tax expense for the years ended December 31, 2021, 2020, and 2019 are as follows:

($ in thousands)		2021	2020	2019
Current	- Federal	$25,742	27,799	19,920
	- State	3,733	3,909	2,499
Deferred	- Federal	(4,247)	(8,893)	1,572
	- State	(553)	(1,161)	239
Total		$24,675	21,654	24,230

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2021 and 2020 are presented below:

($ in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses on loans	$18,102	12,031
Allowance for credit losses on unfunded commitments	3,103	—
Excess book over tax pension plan cost	467	367
Deferred compensation	571	257
Federal & state net operating loss and tax credit carryforwards	206	282
Accruals, book versus tax	4,235	3,232
Pension	81	418
Unrealized losses on securities available for sale	7,369	—
Foreclosed real estate	20	123
Basis differences in assets acquired in FDIC transactions	504	647
Purchase accounting adjustments	4,076	—
Equity compensation	694	661
Partnership investments	310	258
Leases	108	120
SBA servicing asset	108	358
All other	101	3
Gross deferred tax assets	40,055	18,757
Less: Valuation allowance	(10)	(14)
Net deferred tax assets	40,045	18,743
Deferred tax liabilities:
Loan fees	(2,840)	(1,011)
Depreciable basis of fixed assets	(5,790)	(4,809)
Amortizable basis of intangible assets	(10,328)	(7,965)
FHLB stock dividends	—	(236)
Trust preferred securities	(453)	(473)
Unrealized gain on securities available for sale	—	(4,699)
Gross deferred tax liabilities	(19,411)	(19,193)
Net deferred tax asset (liability) - included in other assets (liabilities)	$20,634	(450)
The valuation allowances for 2021 and 2020 related primarily to state net operating loss carryforwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not.
The Company had no significant uncertain tax positions, and thus no reserve for uncertain tax positions has been recorded. Additionally, the Company determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate. The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses.”
The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities.  The Company’s tax returns are subject to income tax audit by federal and state agencies beginning with the year 2018. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.
Retained earnings at December 31, 2021 and 2020 included approximately $6.9 million representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

The following is a reconcilement of federal income tax expense at the statutory rate of 21% at December 31, 2021 and December 31, 2020 and December 31, 2019, to the income tax provision reported in the financial statements.

($ in thousands)	2021	2020	2019
Tax provision at statutory rate	$25,266	21,657	24,418
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(1,589)	(1,050)	(1,186)
Low income housing tax credits	(1,229)	(772)	(756)
Bank-owned life insurance income	(589)	(532)	(538)
Non-deductible interest expense	14	23	43
State income taxes, net of federal benefit	2,472	2,117	2,178
Nondeductible merger expenses	242	—	—
Change in valuation allowance	(10)	(20)	4
Impact of tax reform	—	—	(73)
Other, net	98	231	140
Total	$24,675	21,654	24,230
Note 8. Deposits
At December 31, 2021, the scheduled maturities of time deposits were as follows:

($ in thousands)
2022	$735,619
2023	102,337
2024	23,358
2025	21,405
2026	19,708
Thereafter	10,012
$912,439
Deposits received from executive officers and directors and their associates totaled approximately $2.5 million and $4.4 million at December 31, 2021 and 2020, respectively.
Deposit overdrafts of approximately $0.9 million and $0.5 million at December 31, 2021 and 2020 are included within "Loans" on the Consolidated Balance Sheets.
As of December 31, 2021 and 2020, the Company held $363.8 million and $375.7 million, respectively, in time deposits of more than $250,000 (which is the current FDIC insurance limit for insured deposits as of December 31, 2021). Brokered deposits were $7.4 million and $20.2 million at December 31, 2021 and 2020, respectively. Total reciprocal deposits through CDARS and ICS were $12.6 million and $6.8 million at December 31, 2021 and 2020, respectively.

Note 9. Borrowings and Borrowings Availability
The following tables present information regarding the Company’s outstanding borrowings at December 31, 2021 and 2020 - dollars are in thousands:

Description – 2021	Due date	Call Feature	2021 Amount	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$79	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	952	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	225	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	44	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	166	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	166	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	342	0.50%fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	2.83% at 12/31/21 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.59% at 12/31/21 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.12% at 12/31/21 adjustable rate 3 month LIBOR +2.00%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	2.27% at 12/31/21 adjustable rate 3 month LIBOR + 2.15%
Total borrowings / weighted average rate as of December 31, 2021			71,050	2.24%
Unamortized discount on acquired borrowings			(3,664)
Total borrowings			$67,386

Description – 2020	Due date	Call Feature	2020 Amount	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$124	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	991	1.25% fixed
FHLB Principal Reducing Credit	1/15/2026	None	5,500	1.98% fixed
FHLB Principal Reducing Credit	6/26/2028	None	235	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	49	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	174	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	174	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	355	0.50% fixed
Other Borrowing	4/7/2022	None	103	1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	2.91% at 12/31/20 adjustable rate 3 month LIBOR +2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.61% at 12/31/20 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.24% at 12/31/20 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2020			64,409	2.22%
Unamortized discount on acquired borrowings			(2,580)
Total borrowings			$61,829

All outstanding FHLB borrowings may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company’s qualifying collateral amounts to less than that required under the terms of the FHLB borrowing agreement.
In the above table there were no short-term borrowings (original maturity terms of less than 3 months) at December 31, 2021 or December 31, 2020.
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
In the above tables, the $12.4 million in borrowings due on September 20, 2034 relate to borrowings structured as trust preferred capital securities that were issued by New Century Statutory Trust I, an unconsolidated subsidiary of the Company. The Company acquired Select Bancorp, Inc. and its subsidiary, New Century Statutory Trust I, on

October 15, 2021. These unsecured debt securities qualify as capital for regulatory capital adequacy requirements and became callable by the Company at par on any quarterly interest payment date beginning on September 20, 2009. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.15%.
At December 31, 2021, the Company had three sources of readily available borrowing capacity – 1) an approximately $866 million line of credit with the FHLB, of which $2 million was outstanding at December 31, 2021 and $8 million was outstanding at December 31, 2020, 2) a $100 million federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2021 or 2020, and 3) an approximately $138 million line of credit through the Federal Reserve discount window, of which none was outstanding at December 31, 2021 or 2020.
The Company’s line of credit with the FHLB totaling approximately $866 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio.
The Company’s correspondent bank relationship allows the Company to purchase up to $100 million in federal funds on an overnight, unsecured basis (federal funds purchased). The Company had no borrowings outstanding under this line at December 31, 2021 or 2020.
The Company has a line of credit with the Federal Reserve discount window. This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate). Based on the collateral owned by the Company as of December 31, 2021, the available line of credit was approximately $138 million. The Company had no borrowings outstanding under this line of credit at December 31, 2021 or 2020.
Note 10. Leases
The Company enters into leases in the normal course of business. As of December 31, 2021, the Company leased 17 branch offices for which the land and buildings are leased and 10 branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from March 2022 through May 2076, some of which include options for multiple five- and ten-year extensions. The Company includes lease extension options in the lease term if, after considering relevant economic, market, and strategic factors, it is reasonably certain the Company will exercise the option. The weighted average remaining life of the lease term for these leases was 19.4 years as of December 31, 2021. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets. The short-term lease cost for each period presented was insignificant.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 2.87% as of December 31, 2021.
The right-of-use assets and lease liabilities were $20.7 million and $21.2 million as of December 31, 2021, respectively, and were $17.5 million and $17.9 million as of December 31, 2020, respectively.
Total operating lease expense charged to operations under all operating lease agreements was $2.6 million in 2021, $2.9 million in 2020, and $2.6 million in 2019.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2021 are as follows:

($ in thousands)
Year ending December 31:
2022	$2,383
2023	2,460
2024	2,164
2025	1,707
2026	1,685
Thereafter	22,499
Total undiscounted lease payments	32,898
Less effect of discounting	(11,706)
Present value of estimated lease payments (lease liability)	$21,192

Note 11. Employee Benefit Plans
401(k) Plan. The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code ("IRC"). New employees who have met the age requirement are automatically enrolled in the plan at a 6% deferral rate. The automatic deferral can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan, not to exceed IRC limits. The Company’s matches 100% of the employee’s contribution up to 6%. The Company’s matching contribution expense was $4.3 million, $4.3 million, and $4.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Although discretionary contributions by the Company are permitted by the plan, the Company did not make any such contributions in the years presented. The Company’s matching and discretionary contributions are made according to the same investment elections each participant has established for their deferral contributions.
Pension Plan. Historically, the Company offered a noncontributory defined benefit retirement plan (the “Pension Plan”) that qualified under Section 401(a) of the IRC. The Pension Plan provided for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (five highest consecutive calendar years’ earnings out of the last ten years of employment) multiplied by the employee’s years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of the average social security wage base multiplied by years of service not in excess of 35 years. Benefits were fully vested after five years of service. Effective December 31, 2012, the Company froze the Pension Plan for all participants.
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. As discussed below, the contributions are invested to provide for benefits under the Pension Plan. The Company did not make any contributions to the Pension Plan for the years presented. The Company also does not expect to contribute to the Pension Plan in 2022.
The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

($ in thousands)	2021	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$44,750	41,592	36,354
Service cost	—	—	—
Interest cost	981	1,223	1,482
Actuarial (gain) loss	(2,041)	3,788	5,492
Benefits paid	(2,033)	(1,853)	(1,736)
Benefit obligation at end of year	41,657	44,750	41,592
Change in plan assets
Plan assets at beginning of year	48,167	43,824	39,170
Actual return on plan assets	(1,230)	6,196	6,390
Employer contributions	—	—	—
Benefits paid	(2,033)	(1,853)	(1,736)
Plan assets at end of year	44,904	48,167	43,824

Funded status at end of year	$3,247	3,417	2,232
The accumulated benefit obligation related to the Pension Plan was $41.7 million, $44.8 million, and $41.6 million at December 31, 2021, 2020, and 2019, respectively.
The following table presents information regarding the amounts recognized in the Consolidated Balance Sheets at December 31, 2021 and 2020 as it relates to the Pension Plan, excluding the related deferred tax assets.

($ in thousands)	2021	2020
Other assets	$3,247	3,417
The following table presents information regarding the amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) at December 31, 2021 and 2020, as it relates to the Pension Plan.

($ in thousands)	2021	2020
Net loss	$(1,441)	(1,771)
Prior service cost	—	—
Amount recognized in AOCI before tax effect	(1,441)	(1,771)
Tax benefit	331	407
Net amount recognized as decrease to AOCI	$(1,110)	(1,364)
The following table reconciles the beginning and ending balances of AOCI at December 31, 2021 and 2020, as it relates to the Pension Plan:

($ in thousands)	2021	2020
Accumulated other comprehensive loss at beginning of fiscal year	$(1,364)	(2,866)
Net (loss) gain arising during period	(247)	1,107
Amortization of unrecognized actuarial loss	577	843
Tax benefit of changes during the year, net	(76)	(448)
Accumulated other comprehensive loss at end of fiscal year	$(1,110)	(1,364)

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

($ in thousands)	2021	2020
Prepaid pension cost as of beginning of fiscal year	$5,188	5,954
Net periodic pension cost for fiscal year	(499)	(766)
Actual employer contributions	—	—
Prepaid pension asset as of end of fiscal year	$4,689	5,188
Net pension cost for the Pension Plan included the following components for the years ended December 31, 2021, 2020, and 2019:

($ in thousands)	2021	2020	2019
Service cost – benefits earned during the period	$—	—	—
Interest cost on projected benefit obligation	981	1,223	1,482
Expected return on plan assets	(1,059)	(1,300)	(1,562)
Net amortization and deferral	577	843	977
Net periodic pension cost	$499	766	897
The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods, assuming the Pension Plan is operated on an ongoing basis.

($ in thousands)	Estimated benefit payments
Year ending December 31, 2022	$1,919
Year ending December 31, 2023	1,976
Year ending December 31, 2024	2,029
Year ending December 31, 2025	2,112
Year ending December 31, 2026	2,149
Years ending December 31, 2027-2031	11,086
The investment objective of the Company’s Pension Plan is to ensure that there are sufficient assets to fund regular pension benefits payable to employees over the long-term life of the plan. The Plan seeks to allocate plan assets in a manner that is closely duration-matched with the actuarial projected cash flows of the Plan liabilities, consistent with prudent standards for preservation of capital, tolerance of investment risk, and maintenance of liquidity. Assets of the Plan are held by Fidelity Investments as Trustee.
In 2018, the Pension Plan adopted a liability-driven investment strategy to help meet these objectives. This strategy employs a structured fixed-income portfolio designed to reduce volatility in the Plan’s future funding requirements and funding status. This is accomplished by using a blend of high quality corporate and government fixed-income securities, with both intermediate and long-term durations. Generally, the value of these fixed income securities is inversely correlated to changes in market interest rates, which substantially offsets changes in the value of the pension benefit obligation caused by changes in the interest rate used to discount plan liabilities.
The fair values of the Company’s pension plan assets at December 31, 2021, by asset category, were as follows:

($ in thousands)	Total Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$267	—	267	—

Investment funds
Fixed income funds	44,637	—	44,637	—
Total	$44,904	—	44,904	—

The fair values of the Company’s pension plan assets at December 31, 2020, by asset category, were as follows:

($ in thousands)	Total Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$337	—	337	—

Investment funds
Fixed income funds	47,830	—	47,830	—
Total	$48,167	—	48,167	—
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2021 and 2020.
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
Supplemental Executive Retirement Plan. Historically, the Company sponsored a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain senior management executives of the Company. The purpose of the SERP was to provide additional monthly pension benefits to ensure that each such senior management executive would receive lifetime monthly pension benefits equal to 3% of his or her final average compensation multiplied by his or her years of service (maximum of 20 years) to the Company or its subsidiaries, subject to a maximum of 60% of his or her final average compensation. The amount of a participant’s monthly SERP benefit is reduced by (i) the amount payable under the Company’s Pension Plan (described above), and (ii) 50% of the participant’s primary social security benefit. Final average compensation means the average of the five highest consecutive calendar years of earnings during the last ten years of service prior to termination of employment. The SERP is an unfunded plan. Payments are made from the general assets of the Company. Effective December 31, 2012, the Company froze the SERP to all participants.
The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2021	2020	2019
Change in benefit obligation
Projected benefit obligation at beginning of year	$5,982	5,638	5,794
Service cost	—	—	—
Interest cost	119	158	219
Actuarial (gain) loss	(1,119)	517	23
Benefits paid	(322)	(331)	(398)
Projected benefit obligation at end of year	4,660	5,982	5,638
Plan assets	—	—	—
Funded status at end of year	$(4,660)	(5,982)	(5,638)
The accumulated benefit obligation related to the SERP was $4.7 million, $6.0 million, and $5.6 million at December 31, 2021, 2020, and 2019, respectively.
The following table presents information regarding the amounts recognized in the Consolidated Balance Sheets at December 31, 2021 and 2020 as it relates to the SERP, excluding the related deferred tax assets.

($ in thousands)	2021	2020
Other liabilities	$(4,660)	(5,982)
The following table presents information regarding the amounts recognized in AOCI at December 31, 2021 and 2020, as it relates to the SERP:

($ in thousands)	2021	2020
Net gain (loss)	$1,088	(46)
Prior service cost	—	—
Amount recognized in AOCI before tax effect	1,088	(46)
Tax (expense) benefit	(250)	11
Net amount recognized as (decrease) increase to AOCI	$838	(35)
The following table reconciles the beginning and ending balances of AOCI at December 31, 2021 and 2020, as it relates to the SERP:

($ in thousands)	2021	2020
Accumulated other comprehensive income (loss) at beginning of fiscal year	$(35)	484
Net gain (loss) arising during period	1,119	(517)
Prior service cost	—	—
Amortization of unrecognized actuarial (loss) gain	15	(157)
Amortization of prior service cost and transition obligation	—	—
Tax (expense) benefit related to changes during the year, net	(261)	155
Accumulated other comprehensive income (loss) at end of fiscal year	$838	(35)
The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2021	2020
Accrued liability as of beginning of fiscal year	$(5,936)	(6,266)
Net periodic pension cost for fiscal year	(134)	(1)
Benefits paid	322	331
Accrued liability as of end of fiscal year	$(5,748)	(5,936)
Net pension cost for the SERP included the following components for the years ended December 31, 2021, 2020, and 2019:

($ in thousands)	2021	2020	2019
Service cost – benefits earned during the period	$—	—	—
Interest cost on projected benefit obligation	119	158	219
Net amortization and deferral	15	(157)	(163)
Net periodic pension cost	$134	1	56
The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2022	$252
Year ending December 31, 2023	249
Year ending December 31, 2024	246
Year ending December 31, 2025	269
Year ending December 31, 2026	273
Years ending December 31, 2027-2031	1,395

Applicable to both Plans
The components of net periodic benefit cost other than the service cost component are included in the line item "Other operating expenses" in the Consolidated Statements of Income.

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2021, 2020, and 2019:

	2021		2020		2019
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	2.24%	2.04%	3.03%	2.89%	4.08%	3.92%
Discount rate used to calculate end of year liability disclosures	2.62%	2.48%	2.24%	2.04%	3.03%	2.89%
Expected long-term rate of return on assets	2.24%	n/a	3.03%	n/a	4.08%	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
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
In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the financial statements. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. Commitments may expire without being used. The following table presents the Company’s outstanding loan commitments at December 31, 2021 and December 31, 2020.

	December 31, 2021			December 31, 2020
($ in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Loan commitments	$389,758	230,521	620,279	238,745	94,218	332,963
Unused lines of credit	273,693	1,176,803	1,450,496	188,014	900,046	1,088,060
Total	$663,451	1,407,324	2,070,775	426,759	994,264	1,421,023
At December 31, 2021 and 2020, the Company had $21.3 million and $14.1 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a stand-alone obligation made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree.
The Company maintains an ACL for unfunded loan commitments which is included in the balance of other liabilities in the Consolidated Balance Sheets. The ACL for unfunded loan commitments is determined as part of the quarterly ACL analysis. See Note 1 for further detail.
The Company also periodically invests in limited partnerships and LLCs primarily for the purposes of fulfilling CRA requirements and obtaining tax credits. As of December 31, 2021, the Company had a remaining funding commitments of $27.4 million related to these investments.

The Company, in the normal course of business, may be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company.
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2021.

Description of Financial Instruments ($ in thousands)	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$69,179	—	69,179	—
Mortgage-backed securities	2,514,805	—	2,514,805	—
Corporate bonds	46,430	—	46,430	—
Total available for sale securities	$2,630,414	—	2,630,414	—

Presold mortgages in process of settlement	$19,257	19,257	—	—

Nonrecurring
Individually evaluated loans	$11,583	—	—	11,583
Foreclosed real estate	364	—	—	364

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2020.

Description of Financial Instruments ($ in thousands)	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$70,206	—	70,206	—
Mortgage-backed securities	1,337,706	—	1,337,706	—
Corporate bonds	45,220	—	45,220	—
Total available for sale securities	$1,453,132	—	1,453,132	—

Presold mortgages in process of settlement	$42,271	42,271	—	—

Nonrecurring
Impaired loans	$22,142	—	—	22,142
Foreclosed real estate	1,484	—	—	1,484
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
For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$7,326	Appraised value	Discounts applied for estimated costs to sell	10%
Individually evaluated loans - cash-flow dependent	4,257	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	4% - 11% (6.22%)
Foreclosed real estate	364	Appraised value	Discounts for estimated costs to sell	10%

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans - valued at collateral value	$16,000	Appraised value	Discounts applied for estimated costs to sell	10%
Impaired loans - valued at PV of expected cash flows	6,142	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	4% -11% (6.21%)
Foreclosed real estate	1,484	Appraised value	Discounts for estimated costs to sell	10%

The carrying amounts and estimated fair values of financial instruments not carried at fair value as of December 31, 2021 and 2020 are as follows:

		December 31, 2021		December 31, 2020
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$128,228	128,228	93,724	93,724
Due from banks, interest-bearing	Level 1	332,934	332,934	273,566	273,566
Securities held to maturity	Level 2	513,825	511,699	167,551	170,734
Loans held for sale	Level 2	61,003	62,044	6,077	7,465
Total loans, net of allowance	Level 3	6,002,926	5,990,235	4,678,927	4,661,197
Accrued interest receivable	Level 1	25,896	25,896	20,272	20,272
Bank-owned life insurance	Level 1	165,786	165,786	106,974	106,974
SBA servicing asset	Level 3	5,472	5,546	5,788	6,569

Deposits	Level 2	9,124,629	9,124,701	6,273,596	6,275,329
Borrowings	Level 2	67,386	61,295	61,829	53,321
Accrued interest payable	Level 2	607	607	904	904
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
Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include net premises and equipment, intangible and other assets such as deferred income taxes, prepaid expense accounts, income taxes currently payable, and other various accrued expenses. In addition, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
Note 14. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $2.3 million, $2.5 million, and $2.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company recognized $0.5 million, $0.6 million, and $0.5 million of income tax benefits related to stock-based compensation expense in its income statement for the years ended December 31, 2021, 2020, and 2019, respectively.
At December 31, 2021, the sole equity-based compensation plan for the Company is the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of December 31, 2021, the Equity Plan had 445,231 shares remaining available for grant.
The Equity Plan is intended to serve as a means to attract, retain, and motivate key employees and directors and to associate the interests of the Plan's participants with those of the Company and its shareholders. The Equity Plan allows for both grants of stock options and other types of equity-based compensation, including stock appreciation rights, restricted and unrestricted stock, restricted performance stock, and performance units. For the last several years, the only equity-based compensation granted by the Company has been shares of restricted stock, as it relates to employees, and unrestricted stock as it relates to non-employee directors.
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
In addition to employee equity awards, the Company's practice is to grant unrestricted common shares, valued at approximately $32,000, to each non-employee director (currently 13 in total) in June of each year. Compensation expense associated with these director awards is recognized on the date of the award since there are no vesting conditions. On June 1, 2021, the Company granted 7,050 shares of common stock to non-employee directors (705 shares per director), at a fair market value of $45.41 per share, which was the closing price of the Company’s common stock on that date, which resulted in $0.3 million in expense. On June 1, 2020, the Company granted 14,146 shares of common stock to non-employee directors (1,286 shares per director), at a fair market value of $24.87 per share, which was the closing price of the Company’s common stock on that date, which resulted in $0.4 million in expense. The expense associated with director grants is classified as "other operating expense" in the Consolidated Statements of Income.
The following table presents information regarding the activity during 2019, 2020, and 2021 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Shares	Grant Date Fair Value
Nonvested at January 1, 2019	129,251	$32.39

Granted during the period	82,826	36.36
Vested during the period	(51,757)	25.02
Forfeited or expired during the period	(954)	41.93

Nonvested at December 31, 2019	159,366	$36.79

Granted during the period	68,704	26.96
Vested during the period	(55,965)	33.91
Forfeited or expired during the period	—	—

Nonvested at December 31, 2020	172,105	$33.80

Granted during the period	104,414	40.56
Vested during the period	(63,369)	39.82
Forfeited or expired during the period	(6,819)	37.32

Nonvested at December 31, 2021	206,331	$35.25
Total unrecognized compensation expense as of December 31, 2021 amounted to $4.3 million with a weighted average remaining term of 2.4 years. The Company expects to record $2.0 million of compensation expense in the next twelve months related to these nonvested awards that are outstanding at December 31, 2021.
Prior to 2010, stock options were the primary form of stock-based compensation utilized by the Company. At December 31, 2019, 2020, and 2021, there were no stock options outstanding. In 2019, the Company received $0.1 million as a result of stock option exercises, as 9,000 shares of stock options were exercised with a weighted average exercise price of $14.35.

Note 15. Regulatory Restrictions
The Company is regulated by the Federal Reserve and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Reserve and the North Carolina Commissioner of Banks.
The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized”). As of December 31, 2021, approximately $894.4 million of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.
There was no average reserve balance requirement under the requirements of the Federal Reserve for the year ended December 31, 2021.
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
The Company’s and the Bank’s respective regulatory capital ratios as of December 31, 2021 and 2020, along with the minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action in effect at such times are presented below. There are no conditions or events since year-end that management believes have changed the Company’s or the Bank's classification.

	Actual		Fully Phased-In Regulatory Guidelines Minimum		To Be Well Capitalized Under Current Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2021
Common Equity Tier I Capital Ratio
Company	$888,936	12.53%	$496,635	7.00%	$ N/A	N/A
Bank	934,687	13.18%	496,285	7.00%	460,836	6.50%
Total Capital Ratio
Company	1,040,964	14.67%	744,953	10.50%	N/A	N/A
Bank	1,023,354	14.43%	744,427	10.50%	708,979	10.00%
Tier I Capital Ratio
Company	952,272	13.42%	603,057	8.50%	N/A	N/A
Bank	934,687	13.18%	602,632	8.50%	567,183	8.00%
Leverage Ratio
Company	952,272	9.39%	405,790	4.00%	N/A	N/A
Bank	934,687	9.22%	405,652	4.00%	507,065	5.00%

As of December 31, 2020
Common Equity Tier I Capital Ratio
Company	$639,369	13.19%	$339,251	7.00%	$ N/A	N/A
Bank	682,312	14.08%	339,125	7.00%	314,902	6.50%
Total Capital Ratio
Company	744,835	15.37%	508,876	10.50%	N/A	N/A
Bank	735,282	15.18%	508,688	10.50%	484,465	10.00%
Tier I Capital Ratio
Company	691,865	14.28%	411,947	8.50%	N/A	N/A
Bank	682,312	14.08%	411,795	8.50%	387,572	8.00%
Leverage Ratio
Company	691,865	9.88%	280,039	4.00%	N/A	N/A
Bank	682,312	9.75%	280,003	4.00%	350,004	5.00%
Note 16. Supplementary Income Statement Information
Components of other noninterest income/expense exceeding 1% of total revenue for any of the years ended December 31, 2021, 2020, and 2019 are as follows:

($ in thousands)	2021	2020	2019
Other service charges, commissions, and fees – interchange fees, net	$18,480	14,142	13,814

Other operating expenses – software costs	5,133	5,035	4,326
Other operating expenses – data processing expense	3,619	2,904	2,787
Other operating expenses – credit card rewards expense	3,431	2,391	1,903
Other operating expenses – telephone and data line expense	3,026	2,893	3,057

Note 17. Condensed Parent Company Information
Condensed financial data for the Company (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2021	2020
Assets
Cash on deposit with bank subsidiary	$18,625	15,284
Investment in wholly-owned subsidiaries, at equity	1,279,285	938,294
Premises and Equipment	7	7
Other assets	5,056	(164)
Total assets	1,302,973	953,421

Liabilities and shareholders’ equity
Trust preferred securities	65,412	54,200
Other liabilities	6,986	5,800
Total liabilities	72,398	60,000

Shareholders’ equity	1,230,575	893,421

Total liabilities and shareholders’ equity	$1,302,973	953,421

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2021	2020	2019
Dividends from wholly-owned subsidiaries	$25,300	63,100	29,800
Earnings of wholly-owned subsidiaries, net of dividends	75,697	20,899	65,555
Interest expense	(1,455)	(1,743)	(2,648)
All other income and (expenses), net	(3,898)	(779)	(661)
Net income	$95,644	81,477	92,046

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2021	2020	2019
Operating Activities:
Net income	$95,644	81,477	92,046
Equity in undistributed earnings of subsidiaries	(75,697)	(20,899)	(65,555)
Decrease (increase) in other assets	3,924	5,806	(5,850)
(Decrease) increase in other liabilities	(859)	(3)	64
Total – operating activities	23,012	66,381	20,705

Investing Activities:
Net cash received in acquisitions	7,379	—	—
Total - investing activities	7,379	—	—

Financing Activities:
Payment of common stock cash dividends	(22,228)	(20,936)	(13,662)
Repurchases of common stock	(4,036)	(31,868)	(10,000)
Proceeds from issuance of common stock	—	—	129
Stock withheld for payment of taxes	(786)	(307)	(702)
Total - financing activities	(27,050)	(53,111)	(24,235)
Net increase (decrease) in cash	3,341	13,270	(3,530)
Cash, beginning of year	15,284	2,014	5,544
Cash, end of year	$18,625	15,284	2,014
Note 18. Shareholders’ Equity
Rabbi Trust Obligations
With the acquisition of Carolina Bank in March 2017, the Company assumed a deferred compensation plan structured as a Rabbi Trust for certain members of Carolina Bank’s board of directors that is fully funded by Company common stock, which was valued at $7.7 million on the date of acquisition. Subsequent to this acquisition, approximately $5.9 million of the deferred compensation has been paid to the plan participants. The balances of the related asset and liability were each $1.8 million and $2.2 million at December 31, 2021 and December 31, 2020, respectively, both of which are presented as components of shareholders’ equity.
In the acquisition of Select on October 15, 2021, the Company assumed a deferred compensation plan structured as a Rabbi Trust for certain members of Select’s board of directors that is fully funded by Company common stock, which was valued at $5.1 million on the date of acquisition. This plan was fully liquidated during the fourth quarter of 2021 by distributing the shares to the participants.
Stock Repurchases

During 2021, the Company repurchased approximately 106,744 shares of the Company’s common stock at an average price of $37.81, which totaled $4.0 million, under a $20 million repurchase authorization publicly announced in November 2020, which expired on December 31, 2021. During 2020, the Company repurchased approximately 1,117,208 shares of the Company’s common stock at an average price of $28.53, which totaled $31.9 million, under a $40 million repurchase authorization publicly announced in November 2019. During 2019, the Company repurchased approximately 282,000 shares of the Company’s common stock at an average price of $35.51, which totaled $10 million, under a $25 million repurchase authorization publicly announced in February 2019. See Note 22 for disclosure of a share repurchase program authorized in 2022.

Note 19. Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For Years Ended December 31,
	2021			2020			2019
($ in thousands except per share amounts)	Income (Numer-ator)	Shares (Denom-inator)	Per Share Amount	Income (Numer-ator)	Shares (Denom-inator)	Per Share Amount	Income (Numer-ator)	Shares (Denom-inator)	Per Share Amount
Basic EPS:
Net income	$95,644			$81,477			$92,046
Less: income allocated to participating securities	(483)			(398)			(450)
Basic EPS per common share	$95,161	29,876,151	$3.19	$81,079	28,839,866	$2.81	$91,596	29,547,851	$3.10

Diluted EPS:
Net income	$95,644	29,876,151		$81,477	28,839,866		$92,046	29,547,851
Effect of Dilutive Securities	—	151,634		—	141,701		—	172,648
Diluted EPS per common share	$95,644	30,027,785	$3.19	$81,477	28,981,567	$2.81	$92,046	29,720,499	$3.10
For the years ended December 31, 2021, 2020, and 2019, there were no options that were anti-dilutive.

Note 20. Accumulated Other Comprehensive Income (Loss)
The components of AOCI for the Company are as follows:

($ in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Unrealized gain (loss) on securities available for sale	$(32,067)	20,448	9,743
Deferred tax (liability) asset	7,369	(4,699)	(2,239)
Net unrealized gain (loss) on securities available for sale	(24,698)	15,749	7,504

Postretirement plans asset (liability)	(353)	(1,817)	(3,092)
Deferred tax asset (liability)	81	418	711
Net postretirement plans asset (liability)	(272)	(1,399)	(2,381)

Total accumulated other comprehensive income (loss)	$(24,970)	14,350	5,123

The following table discloses the changes in AOCI for the years ended December 31, 2021, 2020, and 2019 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance at January 1, 2019	$(9,494)	(2,467)	(11,961)

Other comprehensive income (loss) before reclassifications	17,073	(528)	16,545
Amounts reclassified from accumulated other comprehensive income	(75)	614	539
Net current-period other comprehensive income (loss)	16,998	86	17,084

Ending balance at December 31, 2019	7,504	(2,381)	5,123

Other comprehensive income (loss) before reclassifications	14,425	454	14,879
Amounts reclassified from accumulated other comprehensive income	(6,180)	528	(5,652)
Net current-period other comprehensive income (loss)	8,245	982	9,227

Ending balance at at December 31, 2020	15,749	(1,399)	14,350

Other comprehensive income (loss) before reclassifications	(41,400)	671	(40,729)
Amounts reclassified from accumulated other comprehensive income	953	456	1,409
Net current-period other comprehensive income (loss)	(40,447)	1,127	(39,320)

Ending balance at December 31, 2021	$(24,698)	(272)	(24,970)

Amounts reclassified from AOCI for Unrealized Gain (Loss) on Securities AFS represent realized securities gains or losses, net of tax effects. Amounts reclassified from AOCI for Postretirement Plans Asset (Liability) represent amortization of amounts included in AOCI, net of taxes, and are recorded in the "Other operating expenses" line item of the Consolidated Statements of Income.
Note 21. Revenue from Contracts with Customers
All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for years ended December 31, 2021, 2020, and 2019. Items outside the scope of ASC 606 are noted as such.

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$12,317	11,098	12,970
Other service charges, commissions, and fees:
Interchange income	18,480	14,142	13,814
Other fees	7,036	5,955	5,667
Commissions from sales of insurance and financial products:
Insurance income	2,787	5,353	5,289
Wealth management income	4,160	3,495	3,206
SBA consulting fees	7,231	8,644	3,872
Noninterest income (in-scope of Topic 606)	52,011	48,687	44,818
Noninterest income (out-of-scope of Topic 606)	21,600	32,659	14,711
Total noninterest income	$73,611	81,346	59,529
A description of the Company’s revenue streams accounted for under ASC 606 is detailed below.
Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Overdraft fees are recognized at the point in time that the overdraft occurs. Maintenance and activity fees include account maintenance fees and transaction-based fees. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfies the performance obligation. Transaction-based fees, which include services such as automated teller machine usage fees, stop payment charges, statement rendering, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Service charges on deposits are withdrawn from the customer’s account balance.
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
Commissions from the sale of insurance and financial products: The Company earns commissions from the sale of wealth management products and also earned commissions from the sale of insurance policies until the sale of First Bank Insurance Services on June 30, 2021.
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
Insurance income, which was earned by the Company until June 30, 2021, generally consisted of commissions from the sale of insurance policies and performance-based commissions from insurance companies. The Company recognized commission income from the sale of insurance policies when it acted as an agent between the insurance company and the policyholder. The Company’s performance obligation was generally satisfied upon the issuance of the insurance policy. Shortly after the policy was issued, the carrier remitted the commission payment to the Company, and the Company recognized the revenue. Performance-based commissions from insurance companies were recognized at a point in time as policies were sold. See Note 2 regarding the Company's sale of First Bank Insurance Services, Inc.

SBA Consulting fees: The Company earns fees for its consulting services related to the origination of SBA loans. Fees are based on a percentage of the dollar amount of the originated loans and are recorded when the performance obligation has been satisfied. During 2020, the Company's SBA subsidiary assisted its third-party clients in the origination of PPP loans and charged and received fees for doing so. For several clients, the forgiveness piece of the PPP process, which will occur at a future time, was included in the up-front fees charged. Accordingly, the Company recorded deferred revenue for in these cases, which amounted to $1.6 million. During 2021 and 2020, the Company realized approximately $1.3 million and $0.2 million, respectively, of this deferred revenue related to fulfilling a portion of the forgiveness services. At December 31, 2021, the remaining amount of deferred revenue was $0.1 million. These fees will be recorded as income in the period in which the services associated with the forgiveness process are rendered.
The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.
Note 22. Subsequent Events
On February 7, 2022, the Company announced an increase in its quarterly dividend rate to $0.22 per share, from the prior rate of $0.20 per share, and the authorization of a share repurchase program, pursuant to which the Company may purchase shares of its common stock for an aggregate repurchase price not to exceed $40 million. This program has an initial expiration date of December 31, 2022 and does not obligate the Company to purchase any shares.
The Consolidated Balance Sheet at December 31, 2021 included $61.0 million in SBA and other loans held for sale. Approximately $9.6 million of these loans were SBA loans that were sold in the ordinary course of business subsequent to December 31, 2021. The remaining $51.4 million were comprised of Select loans that did not align with the Company's strategy or were out-of-market and were thus designated for sale. Subsequent to December 31, 2021, these loans were sold at a price that approximated the December 31, 2021 carrying value.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
First Bancorp
Southern Pines, North Carolina
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of First Bancorp (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses
As described in Notes 1 and 4 to the Company's consolidated financial statements, the Company had a gross loan portfolio of approximately $6.1 billion and related allowance for credit losses of approximately $78.8 million as of December 31, 2021. The allowance for credit losses consists of quantitative and qualitative components. The Company considers historical loss experience, current economic and business conditions, as well as reasonable and supportable forecasts to develop the quantitative component. This quantitative component is then adjusted for qualitative risk factors that involve significant estimates and subjective assumptions that require a high degree of management’s judgment.
We identified management’s significant judgments and assumptions used in the determination of the qualitative factors and the selection of the relevant macroeconomic forecasts to be used in the reasonable and supportable forecast period of the allowance for credit losses as a critical audit matter. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of internal controls over management’s review of qualitative factors, including controls related to the accuracy of data inputs used in the determination of adjustments made to the qualitative factors, and
•Assessing the reasonableness of management’s significant judgments and assumptions related to evaluation of the loan portfolio and other qualitative factors for collectively evaluated loans.
•Evaluating the relevance and reliability of data used in determining the qualitative factors by verifying the data to internally developed and third-party sources, and other audit evidence gathered.
•Utilizing personnel with specialized skill and knowledge to assist with evaluating the reasonableness of the macroeconomic forecasts used in the reasonable and supportable forecast period.
Acquisition of Select Bancorp, Inc.
As described in Note 2 to the Company’s consolidated financial statements, the Company completed its acquisition of Select Bancorp, Inc. for a total purchase consideration of $325.8 million, with total assets acquired of $1.8 billion, liabilities assumed of $1.6 billion and resulting goodwill of $132.4 million on October 15, 2021. Determination of the acquisition date fair values of the assets acquired and liabilities assumed requires the Company to make significant estimates and assumptions. The fair value determination of a loan portfolio requires greater levels of estimates and assumptions than the remainder of purchased assets or assumed liabilities. In determining the fair values of loans, the Company must determine projected credit losses and discount rates, among other assumptions.
We identified the determination of the projected credit loss and discount rate assumptions in the valuation of acquired loans as a critical audit matter. Auditing these significant assumptions involved especially challenging and subjective auditor judgement due to the nature and extent of audit effort required to address these matters, including specialized skill and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Testing the completeness and accuracy of the loan level data utilized in the valuation of the acquisition date fair value by (i) evaluating the reliability of data utilized in the valuation of loans and (ii) confirming certain data with the borrower on a sample basis.
•Utilizing personnel with specialized skill and knowledge in valuation to assist with (i) assessing the appropriateness of the valuation methodology and (ii) evaluating and testing the reasonableness of projected credit loss and discount rate assumptions used in the valuation of the acquired loans. This includes utilizing information obtained from market participants and recent market activity on other recent acquisitions to test the Company’s assumptions and identify potential sources of contrary information.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2019.
Raleigh, North Carolina
March 1, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
First Bancorp
Southern Pines, North Carolina

Opinion on Internal Control over Financial Reporting
We have audited First Bancorp’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
As indicated in the accompanying 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Select Bancorp, Inc. and its subsidiary Select Bank & Trust Company (together, “Select”), which was acquired on October 15, 2021, and which is included in the consolidated balance sheets of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. Select constituted 17.5% and 25.4% of total assets and total shareholders’ equity, respectively, as of December 31, 2021. Select contributed 4.4% of total revenues for the year ended December 31, 2021 and contributed a net loss which equated to 12.8% of the total net income for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Select because of the timing of the acquisition which was completed on October 15, 2021. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Select.
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
March 1, 2022

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
Management’s Report On Internal Control Over Financial Reporting
Management of First Bancorp and its subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with GAAP and include, as necessary, best estimates and judgments by management.
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Select Bancorp, Inc. and its subsidiary Select Bank & Trust Company (together, “Select”), which was acquired on October 15, 2021, and which is included in the consolidated balance sheets of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in total shareholders' equity, and cash flows for the year then ended. Select constituted 17.5% and 25.4% of total assets and total shareholders' equity, respectively, as of December 31, 2021. Select contributed 4.4% of total revenues for the year ended December 31, 2021, and contributed a net loss which equated to 12.8% of the total net income for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Select because of the timing of the acquisition which was completed on October 15, 2021.
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the "Framework"). Based on Management’s evaluation under the Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2021.
BDO USA, LLP, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2021, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2021, as stated in their report, which is included in Item 8 hereof.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2021 that were reasonably likely to materially affect our internal control over financial reporting.
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
Additional Information Regarding the Registrant’s Equity Compensation Plans
At December 31, 2021, the Company had one equity-based compensation plan, under which new grants of equity-based awards are possible.
The following table presents information as of December 31, 2021 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity-based compensation plan. At December 31, 2021, the Company had no options, warrants or rights outstanding under any compensation plans.

	As of December 31, 2021
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	$—	445,231
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	445,231
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
Amended and Restated Employment Agreement by and among the Company and the Bank and Michael G. Mayer effective February 1, 2022 was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 28, 2022 and is incorporated by reference. (*)

10.l
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
The Company’s Annual Incentive Plan for certain employees and executive officers was filed as Exhibit 10.q to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and is incorporated herein by reference. (*)

10.r
Employment Agreement by and among the Company and the Bank and G. Adams Currie Jr. dated December 23, 2021 was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on December 23, 2021 and is incorporated by reference. (*)

10.s
Employment Agreement by and among the Company and the Bank and Elizabeth B. Bostian dated December 23, 2021 as filed as Exhibit 99.2 to the Company's Current Report on Form 8-K on December 23, 2021 and is incorporated by reference. (*)

21	List of Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
___________________

(b)	Exhibits - see (a)(3) above.
(c)	No financial statement schedules are filed herewith.
Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Chief Financial Officer, 300 SW Broad Street, Southern Pines, North Carolina, 28387.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southern Pines, and State of North Carolina, on the 1st day of March, 2022.

First Bancorp
By: /s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers
/s/ Richard H. Moore	/s/ Elizabeth B. Bostian	/s/ Blaise B. Buczkowski
Richard H. Moore Chief Executive Officer & Chairman of the Board	Elizabeth B. Bostian Executive Vice President & Chief Financial Officer	Blaise B. Buczkowski Executive Vice President & Chief Accounting Officer
March 1, 2022	March 1, 2022	March 1, 2022

Board of Directors
/s/ James C. Crawford, III		/s/ Richard H. Moore
James C. Crawford, III Lead Independent Director Director		Richard H. Moore Chairman of the Board Director

March 1, 2022		March 1, 2022

/s/ Daniel T. Blue, Jr.		/s/ Carlie C. McLamb, Jr.
Daniel T. Blue, Jr. Director		Carlie C. McLamb, Jr. Director
March 1, 2022		March 1, 2022

/s/ Mary Clara Capel		/s/ Dexter V. Perry
Mary Clara Capel Director		Dexter V. Perry Director
March 1, 2022		March 1, 2022

/s/ Suzanne DeFerie		/s/ O. Temple Sloan, III
Suzanne DeFerie Director		O. Temple Sloan, III Director
March 1, 2022		March 1, 2022

/s/ Abby J. Donnelly		/s/ Frederick L. Taylor II
Abby J. Donnelly Director		Frederick L. Taylor II Director
March 1, 2022		March 1, 2022

/s/ John B. Gould		/s/ Virginia C. Thomasson
John B. Gould Director		Virginia C. Thomasson Director
March 1, 2022		March 1, 2022

/s/ Michael G. Mayer		/s/ Dennis A. Wicker
Michael G. Mayer Director		Dennis A. Wicker Director
March 1, 2022		March 1, 2022

/s/ John W. McCauley
John W. McCauley Director
March 1, 2022