Form 10-Q
period 2022-03-31
FIRST BANCORP /NC/
filed 2022-05-10
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on April 30, 2022 was 35,639,889.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index
FORWARD-LOOKING STATEMENTS
Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions, including the impact of the current pandemic. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2021 Annual Report on Form 10-K and Item 1A of Part II of this report.

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands)	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and due from banks, noninterest-bearing	$124,785	128,228
Due from banks, interest-bearing	440,974	332,934
Total cash and cash equivalents	565,759	461,162

Securities available for sale	2,685,048	2,630,414
Securities held to maturity (fair values of $492,307 and $511,699)	546,090	513,825

Presold mortgages in process of settlement at fair value	5,672	19,257
SBA and other loans held for sale	3,630	61,003

Loans	6,064,698	6,081,715
Allowance for credit losses on loans	(82,069)	(78,789)
Net loans	5,982,629	6,002,926

Premises and equipment	135,482	136,092
Operating right-of-use lease assets	20,380	20,719
Accrued interest receivable	24,728	25,896
Goodwill	364,263	364,263
Other intangible assets	16,928	17,827
Foreclosed properties	2,750	3,071
Bank-owned life insurance	164,273	165,786
Other assets	134,428	86,660
Total assets	$10,652,060	10,508,901

LIABILITIES
Deposits: Noninterest-bearing checking accounts	$3,593,642	3,348,622
Interest-bearing checking accounts	1,577,197	1,593,231
Money market accounts	2,636,913	2,562,283
Savings accounts	735,659	708,054
Time deposits of $100,000 or more	543,542	613,414
Other time deposits	298,194	299,025
Total deposits	9,385,147	9,124,629
Borrowings	67,415	67,386
Accrued interest payable	576	607
Operating lease liabilities	20,903	21,192
Other liabilities	60,529	64,512
Total liabilities	9,534,570	9,278,326

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none as of March 31, 2022 and December 31, 2021	—	—
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued & outstanding: 35,639,889 shares and 35,629,177 shares as of March 31, 2022 and December 31, 2021, respectively	723,441	722,671
Retained earnings	559,004	532,874
Stock in rabbi trust assumed in acquisition	(1,814)	(1,803)
Rabbi trust obligation	1,814	1,803
Accumulated other comprehensive loss	(164,955)	(24,970)
Total shareholders’ equity	1,117,490	1,230,575
Total liabilities and shareholders’ equity	$10,652,060	10,508,901
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended March 31,
	2022	2021
($ in thousands, except share data)	(unaudited)
INTEREST INCOME
Interest and fees on loans	$64,202	51,073
Interest on investment securities:
Taxable interest income	13,210	5,913
Tax-exempt interest income	1,048	323
Other, principally overnight investments	649	700
Total interest income	79,109	58,009
INTEREST EXPENSE
Savings, checking and money market accounts	1,185	1,314
Time deposits of $100,000 or more	430	858
Other time deposits	156	216
Borrowings	460	383
Total interest expense	2,231	2,771

Net interest income	76,878	55,238
Provision for credit losses	3,500	—
Reversal of provision for unfunded commitments	(1,500)	—
Total provision for credit losses	2,000	—
Net interest income after provision for credit losses	74,878	55,238
NONINTEREST INCOME
Service charges on deposit accounts	3,541	2,733
Other service charges, commissions and fees	7,005	5,522
Fees from presold mortgage loans	1,121	4,544
Commissions from sales of insurance and financial products	945	2,190
SBA consulting fees	780	2,764
SBA loan sale gains	3,261	2,330
Bank-owned life insurance income	976	620
Other gains (losses), net	1,622	(34)
Total noninterest income	19,251	20,669
NONINTEREST EXPENSES
Salaries expense	23,454	20,131
Employee benefits expense	5,578	4,574
Total personnel expense	29,032	24,705
Occupancy expense	3,384	2,904
Equipment related expenses	1,304	1,045
Merger and acquisition expenses	3,484	—
Intangibles amortization expense	1,017	897
Foreclosed property (gains) losses, net	(80)	157
Other operating expenses	13,324	10,357
Total noninterest expenses	51,465	40,065

Income before income taxes	42,664	35,842
Income tax expense	8,695	7,648

Net income	$33,969	28,194

Earnings per common share:
Basic	$0.95	0.99
Diluted	0.95	0.99

Dividends declared per common share	$0.22	0.20

Weighted average common shares outstanding:
Basic	35,433,739	28,357,809
Diluted	35,640,978	28,537,853
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2022	2021
($ in thousands)	(unaudited)
Net income	$33,969	28,194
Other comprehensive loss:
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period, pretax	(181,795)	(24,235)
Tax benefit	41,776	5,569
Postretirement Plans:
Amortization of unrecognized net actuarial loss	44	171
Tax benefit	(10)	(40)
Other comprehensive loss	(139,985)	(18,535)
Comprehensive (loss) income	$(106,016)	9,659
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended March 31, 2021
Balances, January 1, 2021	28,579	$400,582	478,489	(2,243)	2,243	14,350	893,421
Adoption of new accounting standard			(17,051)				(17,051)
Net income			28,194				28,194
Cash dividends declared ($0.20 per common share)			(5,688)				(5,688)
Change in Rabbi Trust obligation				(13)	13		—
Stock repurchases	(107)	(4,036)					(4,036)
Stock-based compensation	20	651					651
Other comprehensive loss						(18,535)	(18,535)
Balances, March 31, 2021	28,489	$397,094	483,944	(2,256)	2,256	(4,185)	876,853

Three Months Ended March 31, 2022
Balances, January 1, 2022	35,629	$722,671	532,874	(1,803)	1,803	(24,970)	1,230,575
Net income			33,969				33,969
Cash dividends declared ($0.22 per common share)			(7,839)				(7,839)
Change in Rabbi Trust obligation				(11)	11		—
Stock withheld for payment of taxes	(3)	(117)					(117)
Stock-based compensation	14	887					887
Other comprehensive loss						(139,985)	(139,985)
Balances, March 31, 2022	35,640	$723,441	559,004	(1,814)	1,814	(164,955)	1,117,490

See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2022	2021
Cash Flows From Operating Activities
Net income	$33,969	28,194
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	2,000	—
Net security premium amortization	3,437	2,876
Loan discount accretion	(1,671)	(1,341)
Other purchase accounting accretion and amortization, net	(172)	29
Foreclosed property (gains) losses and write-downs, net	(80)	157
Other (gains) losses, net	(1,622)	34
(Decrease) increase in net deferred loan fees	(776)	2,845
Bank-owned life insurance income	(976)	(620)
Depreciation of premises and equipment	1,726	1,448
Amortization of operating lease right-of-use assets	339	517
Repayments of lease obligations	(289)	(416)
Stock-based compensation expense	547	397
Amortization of intangible assets	1,017	897
Amortization of SBA servicing assets	626	470
Fees/gains from sale of presold mortgages and SBA loans	(4,382)	(6,874)
Origination of presold mortgage loans in process of settlement	(46,488)	(112,592)
Proceeds from sales of presold mortgage loans in process of settlement	60,860	127,346
Origination of SBA loans for sale	(39,807)	(37,359)
Proceeds from sales of SBA and other loans	88,895	32,467
Decrease in accrued interest receivable	1,168	1,620
Decrease (increase) in other assets	3,509	(5,242)
Decrease (increase) in net deferred income tax asset	1,160	(4,596)
Decrease in accrued interest payable	(31)	(163)
(Decrease) increase in other liabilities	(2,816)	639
Net cash provided by operating activities	100,143	30,733
Cash Flows From Investing Activities
Purchases of securities available for sale	(330,147)	(475,960)
Purchases of securities held to maturity	(36,089)	(37,438)
Proceeds from maturities/issuer calls of securities available for sale	91,421	80,650
Proceeds from maturities/issuer calls of securities held to maturity	2,684	5,780
(Purchases) redemptions of FRB and FHLB stock, net	(9,818)	1,836
Net decrease in loans	29,927	110,212
Proceeds from sales of foreclosed properties	520	1,183
Purchases of premises and equipment	(1,217)	(4,534)
Proceeds from sales of premises and equipment	99	218
Bank-owned life insurance death benefits	3,595	—
Net cash used by investing activities	(249,025)	(318,053)
Cash Flows From Financing Activities
Net increase in deposits	260,752	459,906
Payments on long-term borrowings	(33)	(531)
Cash dividends paid – common stock	(7,123)	(5,140)
Repurchases of common stock	—	(4,036)
Payment of taxes related to stock withheld	(117)	(103)
Net cash provided by financing activities	253,479	450,096
Increase in cash and cash equivalents	104,597	162,776
Cash and cash equivalents, beginning of period	461,162	367,290
Cash and cash equivalents, end of period	$565,759	530,066

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,422	2,934
Cash paid during the period for income taxes	—	9,585
Non-cash: Unrealized loss on securities available for sale, net of taxes	(140,019)	(18,666)
Non-cash: Foreclosed loans transferred to other real estate	119	727
Non-cash: Accrued dividends at end of period	7,839	5,688
Non-cash: Initial recognition of operating lease right-of-use assets and operating lease liabilities	—	444
See accompanying notes to consolidated financial statements.

Index
First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Organization and Basis of Presentation

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2022, the consolidated results of operations for the three months ended March 31, 2022 and 2021, and the consolidated cash flows for the three months ended March 31, 2022 and 2021. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for interim period are not necessarily indicative of the results that may be expected for the full year.
Reference is made to Note 1 of the 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements. To maintain consistency and comparability, certain amounts from prior periods have been reclassified to conform to current period presentation with no effect on net income or shareholders' equity as previously reported.
The Company has evaluated all subsequent events through the date the financial statements were issued.
Impact of COVID-19
Our market areas and local economies continue to show signs of recovery from the impact of the COVID-19 pandemic. However, the current pandemic is ongoing and dynamic in nature, and there are many related uncertainties, including, among other things, its severity and new variants that may arise; its ultimate duration and infection spikes that may occur; the impact on our customers, employees and vendors; the impact on the financial services and banking industry; and the ongoing impact on the economy as a whole. The extent to which the COVID-19 pandemic has a further impact on our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.
Note 2 – Accounting Pronouncements
Accounting Standards Adopted in 2022
The Company did not adopt any accounting standards during the first three months of 2022.
Accounting Standards Pending Adoption
ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This Accounting Standards Update ("ASU") eliminates the accounting guidance for troubled debt restructurings by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This ASU also requires entities to disclose current period gross write-offs by year of origination for financing receivables and net investment in leases. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years and early adoption is permitted. The entity must have adopted the amendments in ASU 2016-13 ("CECL") to adopt the amendments in this ASU. The Company is currently evaluating the impact of

Index
adopting the new guidance on the consolidated financial statements but does not expect it to have a material effect on its financial statements.

Note 3 – Securities

The book values and approximate fair values of investment securities at March 31, 2022 and December 31, 2021 are summarized as follows:

($ in thousands)	March 31, 2022				December 31, 2021
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
US Treasuries	$149,534	149,391	—	(143)	$—	—	—	—
Government-sponsored enterprise securities	71,953	64,168	—	(7,785)	71,951	69,179	—	(2,772)
Mortgage-backed securities	2,632,054	2,425,911	349	(206,492)	2,545,150	2,514,805	9,489	(39,834)
Corporate bonds	45,369	45,578	367	(158)	45,380	46,430	1,106	(56)
Total available for sale	$2,898,910	2,685,048	716	(214,578)	2,662,481	2,630,414	10,595	(42,662)

Securities held to maturity:
Mortgage-backed securities	$18,662	18,513	1	(150)	20,260	20,845	585	—
State and local governments	527,428	473,794	19	(53,653)	493,565	490,854	2,955	(5,666)
Total held to maturity	$546,090	492,307	20	(53,803)	513,825	511,699	3,540	(5,666)

All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises, except for private mortgage-backed securities with a fair value of $0.9 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively.

The following table presents information regarding securities with unrealized losses at March 31, 2022:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasuries	$149,391	143	—	—	149,391	143
Government-sponsored enterprise securities	19,855	2,104	44,313	5,681	64,168	7,785
Mortgage-backed securities	1,656,529	133,422	705,932	73,220	2,362,461	206,642
Corporate bonds	13,914	86	928	72	14,842	158
State and local governments	431,433	46,491	40,482	7,162	471,915	53,653
Total unrealized loss position	$2,271,122	182,246	791,655	86,135	3,062,777	268,381

Index
The following table presents information regarding securities with unrealized losses at December 31, 2021:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$21,436	522	47,743	2,250	69,179	2,772
Mortgage-backed securities	1,773,022	25,977	404,484	13,857	2,177,506	39,834
Corporate bonds	999	1	945	55	1,944	56
State and local governments	228,279	3,797	34,398	1,869	262,677	5,666
Total unrealized loss position	$2,023,736	30,297	487,570	18,031	2,511,306	48,328
As of March 31, 2022 and December 31, 2021, the Company's security portfolio held 600 securities of which 371 securities were in an unrealized loss position. In the above tables, all of the securities that were in an unrealized loss position at March 31, 2022 and December 31, 2021 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At March 31, 2022 and December 31, 2021, the Company determined that expected credit losses associated with held to maturity debt securities was insignificant.
The book values and approximate fair values of investment securities at March 31, 2022, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities
Due within one year	$26,102	26,381	436	440
Due after one year but within five years	152,051	151,996	—	—
Due after five years but within ten years	87,703	79,832	17,141	15,988
Due after ten years	1,000	928	509,851	457,366
Mortgage-backed securities	2,632,054	2,425,911	18,662	18,513
Total securities	$2,898,910	2,685,048	546,090	492,307
At March 31, 2022 and December 31, 2021 investment securities with carrying values of $852.8 million and $951.4 million, respectively, were pledged as collateral for public deposits.
At March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than US Government and its agencies or government sponsored enterprises, in an amount greater than 10% of shareholders equity.
Included in “Other assets” in the Consolidated Balance Sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $32.2 million and $22.3 million at March 31, 2022 and December 31, 2021, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost and fair value of $5.3 million and $4.6 million at March 31, 2022 and December 31, 2021, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $26.8 million and $17.8 million at March 31, 2022 and December 31, 2021, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

Index
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at March 31, 2022 was approximately 1.62, which means the Company would receive approximately 19,993 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.
Note 4 – Loans, Allowance for Credit Losses, and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage
All loans:
Commercial, financial, and agricultural	$603,454	10%	$648,997	11%
Real estate – construction, land development & other land loans	795,886	13%	828,549	13%
Real estate – mortgage – residential (1-4 family) first mortgages	1,045,167	17%	1,021,966	17%
Real estate – mortgage – home equity loans / lines of credit	329,348	6%	331,932	5%
Real estate – mortgage – commercial and other	3,234,949	53%	3,194,737	53%
Consumer loans	56,822	1%	57,238	1%
Subtotal	6,065,626	100%	6,083,419	100%
Unamortized net deferred loan fees	(928)		(1,704)
Total loans	$6,064,698		$6,081,715

Included in the line item "Commercial, financial, and agricultural" in the table above are Paycheck Protection Program ("PPP") loans totaling $15.6 million and $39.0 million at March 31, 2022 and December 31, 2021, respectively. PPP loans are fully guaranteed by the SBA. Included in unamortized net deferred loan fees are approximately $1.3 million and $2.6 million at March 31, 2022 and December 31, 2021, respectively, in unamortized net deferred loan fees associated with PPP loans. These fees are being amortized under the effective interest method over the terms of the loans. Accelerated amortization is recorded in the periods in which principal amounts are forgiven in accordance with the terms of the program.
Included in the table above are credit card balances outstanding totaling $38.8 million and $37.9 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, approximately 57% of total credit card balances are business credit cards included in "commercial, financial and agricultural" above and the remaining 43% are personal credit cards included in consumer loans in the table above.

Also included in the table above are various non-PPP SBA loans, with additional information on these loans presented in the table below.

($ in thousands)	March 31, 2022	December 31, 2021
Guaranteed portions of non-PPP SBA loans included in table above	$33,024	48,377
Unguaranteed portions of non-PPP SBA loans included in table above	126,936	122,772
Total non-PPP SBA loans included in the table above	$159,960	171,149

Sold portions of SBA loans with servicing retained - not included in tables above	$426,601	414,240

At March 31, 2022 and December 31, 2021, there was a remaining unaccreted discount on the retained portion of sold non-PPP SBA loans amounting to $5.9 million and $6.0 million, respectively.

Loans in the amount of $5.4 billion and $4.3 billion were pledged as collateral for certain borrowings at March 31, 2022 and December 31, 2021, respectively.

Index

The loans above also include loans to executive officers and directors serving the Company at March 31, 2022 and to their related persons, totaling approximately $6.5 million and $0.6 million at March 31, 2022 and December 31, 2021, respectively. There were $5.8 million in new loans due to the addition of new directors, there was $36,000 in advances on loans in the first three months of 2022, and repayments amounted to $21,000. The loans were made on terms and conditions applicable to similarly situated borrowers and management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.
As of March 31, 2022 and December 31, 2021, unamortized discounts on all acquired loans totaled $15.6 million and $17.2 million, respectively. Loan discounts are generally amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
Nonperforming assets are defined as nonaccrual loans, troubled debt restructured loans ("TDRs"), loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows.

($ in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans	$33,460	34,696
TDRs - accruing	12,727	13,866
Accruing loans > 90 days past due	—	1,004
Total nonperforming loans	46,187	49,566
Foreclosed real estate	2,750	3,071
Total nonperforming assets	$48,937	52,637
At March 31, 2022 and December 31, 2021, the Company had $1.0 million and $1.5 million, respectively, in residential mortgage loans in process of foreclosure, respectively.

The following table is a summary of the Company’s nonaccrual loans by major categories as of March 31, 2022.

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial, financial, and agricultural	$3,911	8,661	12,572
Real estate – construction, land development & other land loans	928	126	1,054
Real estate – mortgage – residential (1-4 family) first mortgages	161	3,559	3,720
Real estate – mortgage – home equity loans / lines of credit	—	807	807
Real estate – mortgage – commercial and other	8,351	6,865	15,216
Consumer loans	—	91	91
Total	$13,351	20,109	33,460

Index
The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2021.

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial, financial, and agricultural	$3,947	8,205	12,152
Real estate – construction, land development & other land loans	495	137	632
Real estate – mortgage – residential (1-4 family) first mortgages	858	4,040	4,898
Real estate – mortgage – home equity loans / lines of credit	—	694	694
Real estate – mortgage – commercial and other	7,648	8,583	16,231
Consumer loans	—	89	89
Total	$12,948	21,748	34,696

There was no interest income recognized during the three month period ended March 31, 2022 or the year ended December 31, 2021 on nonaccrual loans. The Company follows its nonaccrual policy of reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during each period indicated:

($ in thousands)	For the Three Months Ended March 31, 2022	For the Year Ended December 31, 2021	For the Three Months Ended March 31, 2021
Commercial, financial, and agricultural	$8	195	64
Real estate – construction, land development & other land loans	12	6	—
Real estate – mortgage – residential (1-4 family) first mortgages	10	31	5
Real estate – mortgage – home equity loans / lines of credit	2	14	4
Real estate – mortgage – commercial and other	100	453	220
Consumer loans	—	—	—
Total	$132	699	293

The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2022.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$389	105	—	12,572	590,388	603,454
Real estate – construction, land development & other land loans	1,492	—	—	1,054	793,340	795,886
Real estate – mortgage – residential (1-4 family) first mortgages	8,739	20	—	3,720	1,032,688	1,045,167
Real estate – mortgage – home equity loans / lines of credit	891	36	—	807	327,614	329,348
Real estate – mortgage – commercial and other	2,294	—	—	15,216	3,217,439	3,234,949
Consumer loans	103	134	—	91	56,494	56,822
Total	$13,908	295	—	33,460	6,017,963	6,065,626
Unamortized net deferred loan fees						(928)
Total loans						$6,064,698

Index
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2021.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$377	93	—	12,152	636,375	648,997
Real estate – construction, land development & other land loans	4,046	—	286	632	823,585	828,549
Real estate – mortgage – residential (1-4 family) first mortgages	6,571	1,488	—	4,898	1,009,009	1,021,966
Real estate – mortgage – home equity loans / lines of credit	489	124	718	694	329,907	331,932
Real estate – mortgage – commercial and other	164	1,496	—	16,231	3,176,846	3,194,737
Consumer loans	116	62	—	89	56,971	57,238
Total	$11,763	3,263	1,004	34,696	6,032,693	6,083,419
Unamortized net deferred loan fees						(1,704)
Total loans						$6,081,715

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

The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2022.

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial, financial, and agricultural	$—	9,508	—	—	9,508
Real estate – construction, land development & other land loans	—	—	928	—	928
Real estate – mortgage – residential (1-4 family) first mortgages	161	—	—	—	161
Real estate – mortgage – commercial and other	—	—	—	11,081	11,081
Total	$161	9,508	928	11,081	21,678

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2021.

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial, financial, and agricultural	$—	7,886	—	—	7,886
Real estate – construction, land development & other land loans	—	—	533	—	533
Real estate – mortgage – residential (1-4 family) first mortgages	871	—	—	—	871
Real estate – mortgage – commercial and other	—	—	—	10,743	10,743
Total	$871	7,886	533	10,743	20,033

Index
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

The Company's policy is to obtain third-party appraisals on any significant pieces of collateral. For loans secured by real estate, the Company's policy is to write nonaccrual loans down to 90% of the appraised value, which considers estimated selling costs. For real estate collateral that is in industries which may be undergoing heightened stress due to economic or other external factors, the Company may reduce the collateral values by an additional 10-25% to recognize additional discounts that are estimated to be incurred in a near-term sale. For non real-estate collateral secured loans, the Company generally writes nonaccrual loans down to 75% of the appraised value, which provides for selling costs and liquidity discounts that are usually incurred when disposing of non real-estate collateral. For reviewed loans that are not on nonaccrual basis, the Company assigns a specific allowance based on the parameters noted above.

The Company does not believe that there is significant excess collateral for any of the loan types noted above.

Index
The following table presents the activity in the Allowance for Credit Losses ("ACL") on loans for each of the periods indicated.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended March 31, 2022
Beginning balance	$16,249	16,519	8,686	4,337	30,342	2,656	—	78,789
Charge-offs	(790)	—	—	(41)	(45)	(167)	—	(1,043)
Recoveries	247	137	4	233	155	47	—	823
Provisions / (Reversals)	307	(599)	(531)	(2,455)	6,875	(97)	—	3,500
Ending balance	$16,013	16,057	8,159	2,074	37,327	2,439	—	82,069

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the year ended December 31, 2021
Beginning balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388
Adjustment for implementation of CECL	3,067	6,140	2,584	2,580	(257)	674	(213)	14,575
Allowance for acquired PCD loans	2,917	165	222	92	1,489	10	—	4,895
Charge-offs	(3,722)	(245)	(273)	(400)	(2,295)	(667)	—	(7,602)
Recoveries	1,744	948	761	578	533	358	—	4,922
Provisions/(Reversals)	927	4,156	(2,656)	(888)	7,269	803	—	9,611
Ending balance	$16,249	16,519	8,686	4,337	30,342	2,656	—	78,789

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended March 31, 2021
Beginning balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388
Adjustment for implementation of CECL	3,067	6,140	2,584	2,580	(257)	674	(213)	14,575
Charge-offs	(1,438)	(66)	(38)	(131)	(510)	(134)	—	(2,317)
Recoveries	514	294	87	11	262	35	—	1,203
Provisions/(Reversals)	147	(1,589)	(1,685)	(526)	3,409	244	—	—
Ending balance	$13,606	10,134	8,996	4,309	26,507	2,297	—	65,849

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

In the tables that follow, substantially all of the "Classified Loans" have grades of 7 or Fail, with those categories having similar levels of risk. The amount of revolving lines of credit that converted to term loans during the period was immaterial.

The tables below present the Company’s recorded investment in loans by credit quality indicators by year of origination or renewal as of the periods indicated. Acquired loans are presented in the year originated, not in the year of acquisition.

Index

	Term Loans by Year of Origination
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
As of March 31, 2022
Commercial, financial, and agricultural
Pass	$35,980	177,169	105,179	66,635	62,972	29,478	105,225	582,638
Special Mention	—	125	399	621	2,633	216	2,504	6,498
Classified	119	2,454	1,417	2,136	6,908	577	707	14,318
Total commercial, financial, and agricultural	36,099	179,748	106,995	69,392	72,513	30,271	108,436	603,454
Real estate – construction, land development & other land loans
Pass	113,568	488,287	94,674	59,914	9,256	12,619	9,836	788,154
Special Mention	—	38	726	4,117	107	98	5	5,091
Classified	1,416	148	45	944	71	17	—	2,641
Total real estate – construction, land development & other land loans	114,984	488,473	95,445	64,975	9,434	12,734	9,841	795,886
Real estate – mortgage – residential (1-4 family) first mortgages
Pass	53,280	277,391	206,074	114,970	76,281	290,677	8,318	1,026,991
Special Mention	—	512	448	328	201	3,331	96	4,916
Classified	136	391	480	895	940	9,410	1,008	13,260
Total real estate – mortgage – residential (1-4 family) first mortgages	53,416	278,294	207,002	116,193	77,422	303,418	9,422	1,045,167
Real estate – mortgage – home equity loans / lines of credit
Pass	306	2,258	410	299	1,254	2,244	315,092	321,863
Special Mention	48	187	—	—	—	18	1,112	1,365
Classified	18	163	96	75	—	327	5,441	6,120
Total real estate – mortgage – home equity loans / lines of credit	372	2,608	506	374	1,254	2,589	321,645	329,348
Real estate – mortgage – commercial and other
Pass	275,364	1,315,875	716,571	307,705	184,889	337,011	57,982	3,195,397
Special Mention	521	2,042	4,737	4,849	3,708	3,103	1,340	20,300
Classified	124	4,979	249	2,953	5,910	4,832	205	19,252
Total real estate – mortgage – commercial and other	276,009	1,322,896	721,557	315,507	194,507	344,946	59,527	3,234,949
Consumer loans
Pass	5,115	29,404	6,453	2,313	1,407	923	10,998	56,613
Special Mention	—	—	—	—	—	—	—	—
Classified	—	141	11	1	—	17	39	209
Total consumer loans	5,115	29,545	6,464	2,314	1,407	940	11,037	56,822
Total	$485,995	2,301,564	1,137,969	568,755	356,537	694,898	519,908	6,065,626
Unamortized net deferred loan fees								(928)
Total loans								6,064,698

Index

	Term Loans by Year of Origination
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
As of December 31, 2021
Commercial, financial, and agricultural
Pass	$204,945	138,540	71,369	66,645	16,009	17,492	112,933	627,933
Special Mention	225	1,255	1,313	2,729	225	9	2,348	8,104
Classified	1,609	793	1,703	7,096	511	96	1,152	12,960
Total commercial, financial, and agricultural	206,779	140,588	74,385	76,470	16,745	17,597	116,433	648,997
Real estate – construction, land development & other land loans
Pass	573,613	133,888	69,066	12,455	9,764	8,190	13,737	820,713
Special Mention	41	737	5,095	110	104	2	9	6,098
Classified	1,541	49	47	83	14	4	—	1,738
Total real estate – construction, land development & other land loans	575,195	134,674	74,208	12,648	9,882	8,196	13,746	828,549
Real estate – mortgage – residential (1-4 family) first mortgages
Pass	241,619	224,617	120,097	82,531	86,074	234,950	11,051	1,000,939
Special Mention	888	615	516	229	323	3,237	94	5,902
Classified	419	156	535	1,185	653	11,246	931	15,125
Total real estate – mortgage – residential (1-4 family) first mortgages	242,926	225,388	121,148	83,945	87,050	249,433	12,076	1,021,966
Real estate – mortgage – home equity loans / lines of credit
Pass	3,111	498	439	1,304	245	1,649	317,319	324,565
Special Mention	194	—	15	—	—	19	1,341	1,569
Classified	75	97	71	—	—	607	4,948	5,798
Total real estate – mortgage – home equity loans / lines of credit	3,380	595	525	1,304	245	2,275	323,608	331,932
Real estate – mortgage – commercial and other
Pass	1,328,156	796,992	355,885	211,118	197,165	197,659	66,104	3,153,079
Special Mention	1,759	4,849	5,801	3,741	2,072	1,801	1,440	21,463
Classified	7,147	413	2,110	6,025	3,897	603	—	20,195
Total real estate – mortgage – commercial and other	1,337,062	802,254	363,796	220,884	203,134	200,063	67,544	3,194,737
Consumer loans
Pass	14,960	25,431	2,965	1,722	673	525	10,810	57,086
Special Mention	—	4	—	—	—	—	—	4
Classified	—	73	—	8	—	25	42	148
Total consumer loans	14,960	25,508	2,965	1,730	673	550	10,852	57,238
Total	$2,380,302	1,329,007	637,027	396,981	317,729	478,114	544,259	6,083,419
Unamortized net deferred loan fees								(1,704)
Total loans								6,081,715

Index
Troubled Debt Restructurings

The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extension of terms and other actions intended to minimize potential losses.

The vast majority of the Company’s TDRs modified during the periods ended March 31, 2022 and March 31, 2021 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.

The Company’s TDRs can be classified as either nonaccrual or accruing based on the loan’s payment status. The TDRs that are nonaccrual are reported within the nonaccrual loan totals presented previously.

At March 31, 2022 there were two loans with immaterial commitments to lend additional funds to debtors whose loans were modified as a TDR. At December 31, 2021, there were no commitments to lend additional funds to debtors whose loans were modified as a TDR.

The following table presents information related to loans modified in a TDR during the three months ended March 31, 2022 and 2021.

($ in thousands)	For the three months ended March 31, 2022			For the three months ended March 31, 2021
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Real estate – mortgage – residential (1-4 family) first mortgages	1	36	36	—	—	—
Real estate – mortgage – commercial and other	—	—	—	1	160	160
TDRs – Nonaccrual
Commercial, financial, and agricultural	1	41	41	1	111	108
Real estate – mortgage – residential (1-4 family) first mortgages	1	36	36	—	—	—
Real estate – mortgage – commercial and other	1	540	540	—	—	—
Total TDRs arising during period	4	$653	$653	2	$271	$268

The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate. There were no accruing TDRs that were modified in the previous twelve months and that defaulted during the three months ended March 31, 2022 or 2021.
Concentration of Credit Risk
Most of the Company's business activity is with customers located within the markets where it has banking operations. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy within its markets. Approximately 89% of the Company's loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.
Allowance for Credit Losses - Unfunded Loan Commitments
In addition to the allowance for credit losses on loans, the Company maintains an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for unfunded commitments expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments

Index
expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $12.0 million and $13.5 million at March 31, 2022 and December 31, 2021, respectively, is separately classified on the Consolidated Balance Sheets within "Other liabilities".
The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2022.

($ in thousands)	Total Allowance for Credit Losses - Unfunded Loan Commitments
Beginning balance at December 31, 2021	$13,506
Charge-offs	—
Recoveries	—
Reversal of provision for unfunded commitments	(1,500)
Ending balance at March 31, 2022	$12,006

Allowance for Credit Losses - Securities Held to Maturity
The allowance for credit losses for securities held to maturity was immaterial at March 31, 2022 and December 31, 2021.
Note 5 – Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2022 and December 31, 2021, and the carrying amount of unamortized intangible assets as of those same dates.

	March 31, 2022		December 31, 2021
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$2,700	1,501	2,700	1,386
Core deposit intangibles	29,050	18,972	29,050	18,076
SBA servicing assets	12,677	7,086	11,932	6,460
Other	100	40	100	33
Total	$44,527	27,599	43,782	25,955
Unamortizable intangible assets:
Goodwill	$364,263		364,263
SBA servicing assets are recorded for the portions of SBA loans that the Company has sold but continues to service for a fee. Servicing assets are initially recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income as an offset to SBA servicing fees within the line item "Other service charges, commissions, and fees." As derived from the table above, the Company had a SBA servicing asset at March 31, 2022 with a remaining book value of $5.6 million. The Company recorded $0.7 million and $0.6 million in new servicing assets associated with the guaranteed portion of SBA loans sold during the first three months of 2022 and 2021, respectively. During the first three months of 2022 and 2021, the Company recorded $0.6 million and $0.5 million, respectively, in related servicing asset amortization expense. At March 31, 2022 and December 31, 2021, the Company serviced SBA loans totaling $426.6 million and $414.2 million, respectively, for others. There were no other loans serviced in any period presented.
Amortization expense of all other intangible assets, excluding the SBA servicing assets, totaled $1.0 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
There were no changes to the carrying amounts of goodwill for the three months ended March 31, 2022.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31 of each year. The Company performed the required annual impairment testing in the fourth quarter of 2021.

Index
Management evaluated the events and circumstances in the first quarter of 2022 that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary.
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

($ in thousands)	Estimated Amortization Expense
April 1, 2022 to December 31, 2022	$2,666
2023	2,545
2024	1,718
2025	1,358
2026	962
Thereafter	2,088
Total	$11,337
Note 6 - Borrowings
The following tables present information regarding the Company’s outstanding borrowings at March 31, 2022 and December 31, 2021 (dollars are in thousands):

Description	Due date	Call Feature	March 31, 2022	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$68	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	942	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	222	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	42	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	164	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	164	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	339	0.50% fixed

Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	3.00% at 03/31/22 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	2.22% at 03/31/22 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.24% at 03/31/22 adjustable rate 3 month LIBOR + 2.00%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	3.08% at 03/31/22 adjustable rate 3 month LIBOR + 2.15%
Total borrowings / weighted average rate as of March 31, 2022			$71,017	2.56%
Unamortized discount on acquired borrowings			(3,602)
Total borrowings			$67,415

Index

Description	Due date	Call Feature	December 31, 2021	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$79	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	952	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	225	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	44	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	166	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	166	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	342	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	2.83% at 12/31/21 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.59% at 12/31/21 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.12% at 12/31/21 adjustable rate 3 month LIBOR + 2.00%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	2.72% at 12/31/21 adjustable rate 3 month LIBOR + 2.15%
Total borrowings / weighted average rate as of December 31, 2021			$71,050	2.24%
Unamortized discount on acquired borrowings			(3,664)
Total borrowings			$67,386
Note 7 – Leases
The Company enters into leases in the normal course of business. As of March 31, 2022, the Company leased 17 branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from April 2022 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 19.4 years as of March 31, 2022. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets. The short-term lease cost for each period presented was insignificant.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 2.88% as of March 31, 2022.
Total operating lease expense was $0.9 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. The right-of-use assets and lease liabilities were $20.4 million and $20.9 million as of March 31, 2022, respectively, and were $20.7 million and $21.2 million as of December 31, 2021, respectively.

Index
Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2022 are as follows.

($ in thousands)
April 1, 2022 to December 31, 2022	$1,747
2023	2,360
2024	2,163
2025	1,706
2026	1,685
Thereafter	19,988
Total undiscounted lease payments	29,649
Less effect of discounting	(8,746)
Present value of estimated lease payments (lease liability)	$20,903
Note 8 – Pension Plans
The Company has historically sponsored two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”) which was generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP”), which was for the benefit of certain senior management executives of the Company. Effective December 31, 2012, the Company froze both plans for all participants. Although no previously accrued benefits were lost, employees no longer accrue benefits under these plans for service subsequent to 2012.
The Company recorded periodic pension cost totaling $51,000 and $191,000 for the three months ended March 31, 2022 and 2021, respectively. The following table contains the components of the pension cost.

	For the Three Months Ended March 31,
($ in thousands)	2022 Pension Plan	2021 Pension Plan	2022 SERP	2021 SERP	2022 Total Both Plans	2021 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	267	306	28	39	295	345
Expected return on plan assets	(288)	(325)	—	—	(288)	(325)
Amortization of net (gain)/loss	180	210	(136)	(39)	44	171
Net periodic pension cost	$159	191	(108)	—	51	191

The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first three months of 2022 and does not expect to contribute to the Pension Plan in the remainder of 2022.
The Company’s funding policy with respect to the SERP is to fund the related benefits from the operating cash flow of the Company.
Note 9 – Fair Value
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2022.

($ in thousands) Description of Financial Instruments	Fair Value at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
US Treasury	$149,391	—	149,391	—
Government-sponsored enterprise securities	64,168	—	64,168	—
Mortgage-backed securities	2,425,911	—	2,425,911	—
Corporate bonds	45,578	—	45,578	—
Total available for sale securities	$2,685,048	—	2,685,048	—

Presold mortgages in process of settlement	$5,672	5,672	—	—

Nonrecurring
Individually evaluated loans	$12,590	—	—	12,590

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2021.

($ in thousands) Description of Financial Instruments	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$69,179	—	69,179	—
Mortgage-backed securities	2,514,805	—	2,514,805	—
Corporate bonds	46,430	—	46,430	—
Total available for sale securities	$2,630,414	—	2,630,414	—

Presold mortgages in process of settlement	$19,257	19,257	—	—

Nonrecurring
Individually evaluated loans	$11,583	—	—	11,583
Foreclosed real estate	364	—	—	364
The following is a description of the valuation methodologies used for instruments measured at fair value.
Presold Mortgages in Process of Settlement - The fair value is based on the committed price that an investor has agreed to pay for the loan and is considered a Level 1 input.
Securities Available for Sale — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy. Most of the fair values for the Company’s Level 2 securities are determined by our third-party bond accounting provider using matrix pricing. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other

Index
benchmark quoted securities. For the Company, Level 2 securities include U.S. Treasury bonds, mortgage-backed securities, commercial mortgage-backed obligations, government-sponsored enterprise securities, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
Collateral-dependent loans — Fair values for collateral-dependent loans are measured on a non-recurring basis and are based on (1) the underlying collateral values securing the loans, adjusted for estimated selling costs, or (2) the net present value of the cash flows expected to be received for such loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is generally determined by third-party appraisers using an income or market valuation approach based on an appraisal conducted by an independent, licensed third party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3). Appraisals used in this analysis are generally obtained at least annually based on when the loans first became impaired, and thus the appraisals are not necessarily as of the period ends presented. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.
Foreclosed real estate – Foreclosed real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value. Fair value is measured on a non-recurring basis and is based upon independent market prices or current appraisals that are generally prepared using an income or market valuation approach and conducted by an independent, licensed third party appraiser, adjusted for estimated selling costs (Level 3). Appraisals used in this analysis are generally obtained at least annually based on when the assets were acquired, and thus the appraisals are not necessarily as of the period ends presented. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for credit losses. For any real estate valuations subsequent to foreclosure, any excess of the real estate recorded value over the fair value of the real estate is treated as a foreclosed real estate write-down on the Consolidated Statements of Income.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)	Fair Value at March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$6,909	Appraised value	Discounts applied for estimated costs to sell	10%
Individually evaluated loans - cash-flow dependent	5,681	PV of expected cash flows	Discount rates used in the calculation of the present value ("PV") of expected cash flows	4%-11% (6.50%)

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$7,326	Appraised value	Discounts applied for estimated costs to sell	10%
Individually evaluated loans - cash-flow dependent	4,257	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	4%-11% (6.22%)
Foreclosed real estate	364	Appraised value	Discounts applied for estimated costs to sell	10%

The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2022 and December 31, 2021 are as follows:

Index

		March 31, 2022		December 31, 2021
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$124,785	124,785	128,228	128,228
Due from banks, interest-bearing	Level 1	440,974	440,974	332,934	332,934
Securities held to maturity	Level 2	546,090	492,307	513,825	511,699
SBA and other loans held for sale	Level 2	3,630	4,010	61,003	62,044
Total loans, net of allowance	Level 3	5,982,629	5,957,829	6,002,926	5,990,235
Accrued interest receivable	Level 1	24,728	24,728	25,896	25,896
Bank-owned life insurance	Level 1	164,273	164,273	165,786	165,786
SBA Servicing Asset	Level 3	5,591	5,667	5,472	5,546

Deposits	Level 2	9,385,147	9,382,240	9,124,629	9,124,701
Borrowings	Level 2	67,415	59,593	67,386	61,295
Accrued interest payable	Level 2	576	576	607	607
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
Note 10 – Stock-Based Compensation
The Company recorded total stock-based compensation expense of $547,000 and $397,000 for the three months ended March 31, 2022 and 2021, respectively. In addition, the Company recognized $126,000 and $91,000 of income tax benefits related to stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively.
At March 31, 2022, the sole equity-based compensation plan for the Company is the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of March 31, 2022, the Equity Plan had 431,852 shares remaining available for grant.
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
Recent equity awards to employees have been made in the form of shares of restricted stock awards with service vesting conditions only. Compensation expense for these awards is recorded over the requisite service periods. Upon forfeiture, any previously recognized compensation cost is reversed. Upon a change in control (as defined in the Equity Plan), unless the awards remain outstanding or substitute equivalent awards are provided, the awards become immediately vested.

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
In addition to employee equity awards, the Company's practice is to grant common shares, valued at approximately $32,000, to each non-employee director (currently 13 in total) in June of each year. Compensation expense associated with these director awards is recognized on the date of award since there are no vesting conditions.
The following table presents information regarding the activity for the first three months of 2022 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	206,331	$35.25
Granted during the period	20,494	45.88
Vested during the period	(6,997)	36.05
Forfeited or expired during the period	(7,115)	31.50
Nonvested at March 31, 2022	212,713	$36.33
Total unrecognized compensation expense as of March 31, 2022 amounted to $4.2 million with a weighted-average remaining term of 2.3 years. For the nonvested awards that are outstanding at March 31, 2022, the Company expects to record $2.1 million in compensation expense in the next twelve months, $1.6 million of which is expected to be recorded in the remaining quarters of 2022.

Note 11 - Shareholders' Equity

Stock Repurchases

During the first three months of 2022, the Company did not repurchase any shares of the Company's common stock.

During the first three months of 2021, the Company repurchased approximately 106,744 shares of the Company's common stock at an average stock price of $37.81 per share, which totaled $4 million, under a $20 million repurchase authorization publicly in January 2021.

Index
Note 12 – Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended March 31,
	2022			2021
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$33,969			$28,194
Less: income allocated to participating securities	(198)			(178)
Basic EPS per common share	$33,771	35,433,739	$0.95	$28,016	28,357,809	$0.99

Diluted EPS:
Net income	$33,969	35,433,739		$28,194	28,357,809
Effect of Dilutive Securities	—	207,239		—	180,044
Diluted EPS per common share	$33,969	35,640,978	$0.95	$28,194	28,537,853	$0.99

Note 13 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss for the Company are as follows:

($ in thousands)	March 31, 2022	December 31, 2021
Unrealized loss on securities available for sale	$(213,862)	(32,067)
Deferred tax asset	49,145	7,369
Net unrealized loss on securities available for sale	(164,717)	(24,698)

Postretirement plans liability	(309)	(353)
Deferred tax asset	71	81
Net postretirement plans liability	(238)	(272)

Total accumulated other comprehensive loss	$(164,955)	(24,970)
The following table discloses the changes in accumulated other comprehensive loss for the three months ended March 31, 2022 (all amounts are net of tax).

($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance at January 1, 2022	$(24,698)	(272)	(24,970)
Other comprehensive loss before reclassifications	(140,019)	—	(140,019)
Amounts reclassified from accumulated other comprehensive income	—	34	34
Net current-period other comprehensive (loss) income	(140,019)	34	(139,985)

Ending balance at March 31, 2022	$(164,717)	(238)	(164,955)

Index
The following table discloses the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2021 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance at January 1, 2021	$15,749	(1,399)	14,350
Other comprehensive loss before reclassifications	(18,666)	—	(18,666)
Amounts reclassified from accumulated other comprehensive income	—	131	131
Net current-period other comprehensive (loss) income	(18,666)	131	(18,535)

Ending balance at March 31, 2021	$(2,917)	(1,268)	(4,185)

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

Note 14 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2022 and 2021. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Noninterest Income: In-scope of ASC 606:
Service charges on deposit accounts:	$3,541	2,733
Other service charges, commissions, and fees:
Interchange income	4,711	3,524
Other service charges and fees	2,263	1,998
Commissions from sales of insurance and financial products:
Insurance income	—	1,326
Wealth management income	945	864
SBA consulting fees	780	2,764
Noninterest income (in-scope of ASC 606)	12,240	13,209
Noninterest income (out-of-scope of ASC 606)	7,011	7,460
Total noninterest income	$19,251	20,669
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
Insurance income, which was earned by the Company until June 30, 2021, generally consisted of commissions from the sale of insurance policies and performance-based commissions from insurance companies. The Company recognized commission income from the sale of insurance policies when it acted as an agent between the insurance company and the policyholder. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognized the revenue. Performance-based commissions from insurance companies were recognized at a point in time as policies are sold.
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

Index
Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition
Overview and Highlights at and for Three Months Ended March 31, 2022

The Company earned net income of $34.0 million, or $0.95 diluted EPS, during the three months ended March 31, 2022 compared to net income of $28.2 million, or $0.99 diluted EPS, for the three months ended March 31, 2021. The main drivers to the increase in net income are presented below. Refer also to additional discussion in the Results of Operations section following.
•On October 15, 2021 we acquired Select Bancorp, Inc. ("Select") which was headquartered in Dunn, North Carolina and which contributed total assets of $1.8 billion, total loans of $1.3 billion, and total deposits of $1.6 billion as of the acquisition date. As such, comparisons for the financial periods presented are impacted by our acquisition of Select.
•Net interest income for the first quarter of 2022 was $76.9 million, a 39.2% increase from the $55.2 million recorded in the first quarter of 2021. The increase in net interest income from the prior year period was driven by higher earning assets related to both the Select acquisition and organic growth, offset somewhat by a reduction in net interest margin ("NIM").
•For the three months ended March 31, 2022, the Company recorded a provision for credit losses of $3.5 million based on changes in the loan portfolio and economic forecasts, and a reversal of the provision for unfunded commitments of $1.5 million related to fluctuations in the levels and mix of outstanding loans commitments. No provision for credit losses or unfunded commitments was required in the comparable period of 2021, which was the first quarter we adopted CECL.
•Noninterest income declined $1.4 million, or 6.9%, from the prior year period primarily due to a $3.4 million decrease in mortgage banking income related to lower levels of activity, a $2.0 million decrease in SBA consulting fees due to lower PPP-related revenues, and a $1.2 million decrease in commissions on sales of financial and insurance products due to the sale of substantially all of the assets of our property and casualty insurance agency subsidiary in June 2021. Reductions in noninterest income were substantially offset by higher levels of transactions and number of accounts generating service charge income and bankcard revenue.
•Noninterest expense increased $11.4 million, or 28.5% for the quarter ended March 31, 2022 as compared to the prior year. Included in the March 31, 2022 quarter was $3.5 million in merger and acquisition expenses primarily related to computer system conversion costs. The balance of the increase in noninterest expenses was driven by higher operating expenses resulting from the Select acquisition.
•Income tax expense increased $1.0 million relative to the higher pre-tax income. The effective tax rates were 20.4% and 21.3% for the first quarter of 2022 and 2021, respectively. The lower effective tax rate in the first quarter of 2022 was related to higher tax exempt income in that quarter relative to taxable income.

Total assets at March 31, 2022 amounted to $10.7 billion, a 1.4% increase from December 31, 2021. The primary balance sheet changes are presented below. Refer also to additional discussion in the Financial Condition section following.
•Total loans amounted to $6.1 billion at March 31, 2022, a decrease of $17.0 million, or 0.28% from year end due primarily to reductions in PPP loans through forgiveness which more than offset organic growth during the first quarter of 2022.
•Total investment securities increased $86.9 million from December 31, 2021 to a total of $3.2 billion at March 31, 2022, as the Company deployed excess liquidity during the period.
•Total deposits amounted to $9.4 billion at March 31, 2022, an increase of $260.5 million, or 2.9%, from December 31, 2021. The high core deposit growth is believed to be due to a combination of stimulus funds and changes in customer behaviors during the pandemic, as well as our ongoing growth and retention initiatives.
•We remain well-capitalized by all regulatory standards with a total common equity Tier 1 ratio of 12.85% and total risk-based capital ratio of 14.99%.

Index
•Accumulated other comprehensive loss increased $140.0 million related to higher unrealized losses on available for sale securities due to increased market rates experienced in the first quarter of 2022.
Impact of COVID-19
Our market areas and local economies continue to show signs of recovery from the impact of the COVID-19 pandemic, However, the current pandemic is ongoing and dynamic in nature, and there are many related uncertainties, including, among other things, its severity and new variants that may arise; its ultimate duration and infection spikes that may occur; the impact on our customers, employees and vendors; the impact on the financial services and banking industry; and the ongoing impact on the economy as a whole.
Our financial position and results of operations are particularly susceptible to the ability of our loan customers to meet loan obligations, the availability of our workforce, the availability of our vendors and supply chain issues, and the decline in the value of assets held by us. The impact of the COVID-19 pandemic lessened in 2021, and we experienced increased commercial activity throughout our market areas. We have not realized significant negative impact on our loan portfolio or asset quality. Further, all COVID-19 deferral status loans have returned to regular payment schedules. While the economic pressures and uncertainties arising from the COVID-19 pandemic have resulted in, and may continue to result in, specific changes in consumer and business spending and borrowing habits, we have seen improvements in many industries in which we have loan exposure including retail/strip centers, hotels/lodging, restaurants, entertainment, and commercial real estate.
The ongoing impact on the Company of the continuing pandemic is uncertain. The extent to which the COVID-19 pandemic has a further impact on our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.
Critical Accounting Policies and Estimates
The accounting principles we follow and our methods of applying these principles conform with GAAP and with general practices followed by the banking industry. Certain of these principles involve a significant amount of judgment and may involve the use of estimates based on our best assumptions at the time of the estimation. We have identified the accounting policies discussed below as being more sensitive in terms of judgments and estimates taking into account their overall potential impact to our consolidated financial statements.
Allowance for Credit Losses on Loans and Unfunded Commitments
The ACL represents management’s current estimate of credit losses for the remaining estimated life of financial instruments. We perform periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the portfolio. We believe the accounting estimate related to the ACL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for credit losses and net income; (2) it requires management to predict borrowers’ likelihood or capacity to repay, including evaluation of inherently uncertain future economic conditions; (3) the value of underlying collateral must be estimated on collateral-dependent loans; (4) prepayment activity must be projected to estimate the life of loans that often are shorter than contractual terms; and (5) it requires estimation of a reasonable and supportable forecast period for credit losses. Accordingly, this is a highly subjective process and requires significant judgment since it is difficult to evaluate current and future economic conditions in relation to an overall credit cycle and estimate the timing and extent of loss events that are expected to occur prior to end of a loan’s estimated life.
Our ACL is assessed at each balance sheet date and adjustments are recorded in the provision for credit losses. The ACL is estimated based on loan level characteristics using historical loss rates, a reasonable and supportable economic forecast, and assumptions of probability of default and loss given default. Loan balances considered uncollectible are charged-off against the ACL. There are many factors affecting the ACL, some of which are quantitative, while others require qualitative judgment. Although management believes its process for determining the ACL adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and is susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods.

Index
Purchased credit deteriorated ("PCD") loans represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination as of the acquisition date. At acquisition, the allowance for credit losses on PCD assets is booked directly to the ACL. Any subsequent changes in the ACL on PCD assets is recorded through the provision for credit losses.
We believe that the ACL is adequate to absorb the expected life of loan credit losses on the portfolio of loans as of the balance sheet date. Actual losses incurred may differ materially from our estimates.
We estimate expected credit losses on commitments to extend credit over the contractual period in which we are exposed to credit risk on the underlying commitments, unless the obligation is unconditionally cancellable. The allowance for off-balance sheet credit exposures, which is included in "Other liabilities" on the Consolidated Balance Sheets, is adjusted for as an increase or decrease to the provision for unfunded commitments. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The methodology is based on a loss rate approach that starts with the probability of funding based on historical experience. Similar to methodology discussed above related to the loans receivable portfolio, adjustments are made to the historical losses for current conditions and reasonable and supportable forecast.
Goodwill and Other Intangible Assets
We believe that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. Accounting Standards Codification 350-10 establishes standards for the amortization of acquired intangible assets, generally over the estimated useful life of the related assets, and impairment assessment of goodwill. At March 31, 2022, we had core deposit and other intangibles of $16.9 million subject to amortization and $364.3 million of goodwill, which is not subject to amortization.
Goodwill arising from business combinations represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At each reporting date between annual goodwill impairment tests, we consider potential indicators of impairment. During 2022 there were no triggers warranting interim impairment assessments and for the 2021 annual assessment, we concluded that it was more likely than not that the fair value exceeded its carrying value.
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
Current Accounting Matters
See Note 2 to the Consolidated Financial Statements for information about recently announced or adopted accounting standards.

Index
RESULTS OF OPERATIONS
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
Net interest income for the three months ended March 31, 2022 amounted to $76.9 million, an increase of $21.6 million, or 39.2%, from the $55.2 million recorded in the first quarter of 2021. Net interest income on a tax-equivalent basis for the three month period ended March 31, 2022 amounted to $77.6 million, an increase of $21.9 million, or 39.3%, from the $55.7 million recorded in the first quarter of 2021. For internal purposes, we evaluate our NIM on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income then dividing by total average earning assets. We believe that analysis of NIM on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.
The following table presents an analysis of net interest income.

Index

Average Balances and Net Interest Income Analysis
	For the Three Months Ended March 31,
	2022			2021
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$6,051,487	4.30%	$64,202	$4,684,143	4.42%	$51,073
Taxable securities	2,995,377	1.79%	13,210	1,652,834	1.45%	5,913
Non-taxable securities	288,468	1.47%	1,048	67,196	1.95%	323
Short-term investments, primarily interest-bearing cash	478,861	0.55%	649	494,233	0.57%	700
Total interest-earning assets	9,814,193	3.27%	79,109	6,898,406	3.41%	58,009

Cash and due from banks	115,748			80,898
Premises and equipment	135,990			121,798
Other assets	498,488			376,724
Total assets	$10,564,419			$7,477,826

Liabilities
Interest-bearing checking	$1,576,323	0.06%	$224	$1,203,942	0.09%	$266
Money market deposits	2,606,133	0.13%	853	1,650,387	0.23%	918
Savings deposits	721,911	0.06%	108	538,781	0.10%	130
Time deposits >$100,000	581,979	0.30%	430	555,180	0.63%	858
Other time deposits	298,570	0.21%	156	224,045	0.39%	216
Total interest-bearing deposits	5,784,916	0.12%	1,771	4,172,335	0.68%	2,388
Borrowings	67,381	2.77%	460	61,405	2.53%	383
Total interest-bearing liabilities	5,852,297	0.15%	2,231	4,233,740	0.27%	2,771

Noninterest-bearing checking	3,435,437			2,301,780
Other liabilities	66,563			57,116
Shareholders’ equity	1,210,122			885,190
Total liabilities and shareholders’ equity	$10,564,419			$7,477,826

Net yield on interest-earning assets and net interest income		3.18%	$76,878		3.25%	$55,238
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.21%	$77,575		3.27%	$55,681

Interest rate spread		3.17%			3.14%

Average prime rate		3.29%			3.25%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization (including deferred PPP fees), in the amounts of $1.4 million, and $3.4 million for three months ended March 31, 2022 and 2021, respectively.
(2) Includes accretion of discount on acquired and SBA loans of $2.3 million and $1.3 million for three months ended March 31, 2022 and 2021, respectively.
(3)   Includes tax-equivalent adjustments of $697,000 and $443,000 for three months ended March 31, 2022 and 2021, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, net interest income grew $21.6 million for the three months ended March 31, 2022 from the comparable period of the prior year. Higher earning asset volumes, from both organic growth and the Select acquisition, and lower rates on interest-bearing liabilities, which were partially offset by lower yields on interest-earning assets, drove the increase.
•Average loan volumes for the three months ended March 31, 2022 were $1.4 billion higher than the same period in 2021. Higher volumes were partially offset by lower interest rates on loans related to the general low market rate environment, resulting in an increase in loan interest income of $13.1 million.
•Higher average volume of $1.6 billion on total securities resulted in an increase of $8.0 million in interest income for the three months ended March 31, 2022 when compared to the same period in 2021. Also contributing to the increase in interest income was the higher yields on the portfolio as reinvestment rates increased between the periods.
•Lower interest rates paid on deposits drove a $0.6 million decrease in deposit interest expense for the three months ended March 31, 2022 compared to the same period in 2021. Reductions in rates on deposits more than offset the $1.6 billion increase in average volume for total interest-bearing deposits.
•The reduction in NIM was in large part a result of general low market rate environment through most of 2021 and the shift of earning asset mix to lower yielding investment securities from loans as excess liquidity was deployed to securities.
Our NIM for all periods benefited from the net accretion income, primarily associated with purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each year.

	Three Months Ended March 31,
($ in thousands)	2022	2021
Interest income – increased by accretion of loan discount on acquired loans	$1,671	752
Interest income - increased by accretion of loan discount on retained SBA loans	667	589
Total interest income impact	2,338	1,341
Interest expense – reduced by premium amortization of deposits	234	15
Interest expense – increased by discount accretion of borrowings	(73)	(44)
Total net interest expense impact	161	(29)
Total impact on net interest income	$2,499	1,312
The increase in loan discount accretion on purchased loans for the first quarter of 2022 as compared to the prior year was driven by the loans acquired from Select in the fourth quarter of 2021. Generally the level of loan discount accretion will decline each year due to the natural paydowns in acquired loan portfolios. At March 31, 2022 and 2021, unaccreted loan discount on purchased loans amounted to $15.6 million and $12.7 million, respectively.
In addition to the loan discount accretion recorded on acquired loans, we record accretion on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market. The level of SBA loan discount accretion will vary relative to fluctuations in the SBA loan portfolio. At March 31, 2022 and 2021, unaccreted loan discount on SBA loans amounted to $5.9 million and $7.1 million, respectively.
Amortization of net deferred loan fees also impacts interest income. During the first quarter of 2022, we amortized net deferred PPP fees of $1.3 million as interest income compared to $3.0 million for the first quarter of 2021. At March 31, 2022, we had $1.3 million in remaining deferred PPP origination fees that will be recognized over the lives of the loans, with accelerated amortization expected to result from the loan forgiveness process. We expect substantially all of these fees will be recognized in the second quarter of 2022 as a result of the loan forgiveness process.

Index
Provision for Credit Losses and Provision for Unfunded Commitments
The provisions for credit losses represents our current estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Our estimate of credit losses is determined using a complex model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses. The provision for unfunded commitments represents expected losses on unfunded loan commitments that are expected to result in outstanding loan balances. The allowance for unfunded commitments is included in "Other liabilities" in the Consolidated Balance Sheets.
The provision for credit losses of $3.5 million for the three months ended March 31, 2022 was based on changes in the loan portfolio and updated economic forecasts, and is compared to no provision for the three months ended March 31, 2021. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under CECL. We recorded a reversal of provision for unfunded commitments for the three months ended March 31, 2022 totaling $1.5 million related primarily to the fluctuations in the levels and mix of outstanding loan commitments. There was no provision for unfunded commitments for the three months ended March 31, 2021.
Additional discussion of our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses and Loan Loss Experience" sections following.
Noninterest Income
Our noninterest income amounted to $19.3 million and $20.7 million for the three months ended March 31, 2022 and 2021, respectively. Included in noninterest income was nonrecurring amounts totaling $1.6 million in other gains and $34,000 in other losses for the three months ended March 31, 2022 and 2021, respectively. The following table presents the primary components of noninterest income.

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Service charges on deposit accounts	$3,541	2,733
Other service charges, commissions and fees - net bankcard interchange	4,711	3,523
Other service charges, commissions, and fees - other	2,294	1,999
Fees from presold mortgage loans	1,121	4,544
Commissions from sales of insurance and financial products	945	2,190
SBA consulting fees	780	2,764
SBA loan sale gains	3,261	2,330
Bank-owned life insurance ("BOLI") income	976	620
Other gains (losses), net	1,622	(34)
Noninterest income	$19,251	20,669
Service charges on deposit accounts increased $0.8 million, or 30%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was driven by the higher number of new customers and transaction accounts generating fees from both organic growth and the Select acquisition.
Other service charges, commissions and fees - net bankcard interchange represents interchange income from debit and credit card transactions, net of associated interchange expense, and totaled $4.7 million for the three months ended March 31, 2022, a 34% increase from the $3.5 million for the three months ended March 31, 2021. The growth in card usage by our customers is related to the higher volume of outstanding cards giving rise to increased transaction volume as well as customer payment preferences. Because the Company exceeded $10 billion in total assets at December 31, 2021, it is expected that bankcard revenue will be adversely impacted by the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 limit on debit card interchange fees beginning July 1, 2022.
Other service charges, commissions and fees - other includes items such as SBA guarantee servicing fees, ATM charges, wire transfer fees, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The increase in this line item for the three months ended March 31, 2022 compared to the three months ended

Index
March 31, 2021 of $0.3 million, or 15%, was primarily due to growth in the number of accounts and related transaction activity, as well as the Bank's deposit base increases.
Fees from presold mortgages amounted to $1.1 million for the three months ended March 31, 2022, a decline of $3.4 million, or 75%, from the same time period in 2021. The decrease was due to the general decline in home mortgage refinancings and new originations during 2022 as compared to the prior year.
Commissions from sales of insurance and financial products amounted to $0.9 million for the three months ended March 31, 2022, down $1.2 million from the same period in 2021. The decrease is due to the sale of the majority of the assets of our property and casualty insurance subsidiary in June 2021.
The reduction in SBA consulting services for the three months ended March 31, 2022, compared to the same period in 2021 of $2.0 million, or 72%, is directly related to the wind-down of the PPP loan program and lower related revenues earned in the current period. SBA loan sale gains were up $0.9 million, or 40%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 relating to the timing of sales and the volume of originated loans available to be sold in each period.
The increase in BOLI income for the three months ended March 31, 2022, compared to the same period in 2021, of $0.4 million was related to the acquisition of Select which contributed $31.0 million in BOLI as of the date of acquisition.
Other gains (losses), net amounted to a net gain of $1.6 million for the three months ended March 31, 2022 due primarily to death benefits realized on BOLI policies.
Noninterest Expenses
Total noninterest expenses totaled $51.5 million and $40.1 million for the three months ended March 31, 2022 and 2021, respectively. Included in noninterest expense was nonrecurring merger and acquisition costs totaling $3.5 million for the three months ended March 31, 2022. There were no merger costs for the comparable period of 2021. The following table presents the primary components of noninterest expense.

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Salaries	$23,454	$20,131
Employee benefits	5,578	4,574
Total personnel expense	29,032	24,705
Occupancy expense	3,384	2,904
Equipment related expenses	1,304	1,045
Merger and acquisition expenses	3,484	—
Amortization of intangible assets	1,017	897
Credit card rewards and other expenses	1,243	1,076
Telephone and data lines	935	751
Software costs	1,574	1,207
Data processing expense	2,101	1,343
Advertising and marketing expense	911	610
Foreclosed property (gains) losses, net	(80)	157
Non-credit losses	602	185
Other operating expenses	5,958	5,185
Total	$51,465	$40,065

In general, the increase in noninterest expenses was driven by higher operating expenses from personnel, locations, number of accounts, and higher level of activity resulting from the Select acquisition completed in the fourth quarter of 2021. Merger and acquisition expenses amounted to $3.5 million for the three months ended March 31, 2022 primarily related to computer system conversion costs.

Index
Total personnel expense increased from $24.7 million for the three months ended March 31, 2021 to $29.0 million for the three months ended March 31, 2022, an increase of $4.3 million, or 18%. Within personnel expense, total compensation increased $3.3 million, or 16.5% primarily related to the incremental number of associates from the Select acquisition, combined with regular annual salary increases. Employee benefits expense increased $1.0 million, or 22% relative to the higher salaries and other compensation expense combined with higher insurance claims in the first quarter of 2022 compared to the prior year.
Income Taxes
We recorded income tax expense of $8.7 million for the three months ended March 31, 2022 and $7.6 million for the three months ended March 31, 2021. Our effective tax rates declined to 20.4% from 21.3% for the three months ended March 31, 2022 and 2021, respectively. The lower effective tax rate in the first quarter of 2022 was related to higher tax-exempt income in that quarter relative to taxable income.

FINANCIAL CONDITION
Total assets at March 31, 2022 amounted to $10.7 billion, a 1.4% increase from December 31, 2021. Total loans at March 31, 2022 amounted to $6.1 billion, a 0.3% decrease from December 31, 2021, and total deposits amounted to $9.4 billion, a 2.9% increase from December 31, 2021.
For the first three months of 2022, loans declined $17.0 million, or 0.3%, related primarily to forgiveness of PPP loans offsetting core growth, which is historically slower in the first quarter of the year. We did experience growth in our commercial real estate and 1-4 family first mortgage categories and expect to experience continued organic growth during the remainder of 2022. The mix of our loan portfolio remained substantially the same at March 31, 2022 compared to December 31, 2021. The majority of our real estate loans were personal and commercial loans where real estate provides additional security for the loan. Note 4 to the consolidated financial statements presents additional detailed information regarding our mix of loans.
For the three month period ended March 31, 2022, we continued to experience growth in our deposit base, with total deposits increasing by $260.5 million, or 2.9% from December 31, 2021. Deposit growth was primarily in transaction accounts (checking, money market and savings), which we believe to be related to our ongoing deposit growth initiatives, as well as stimulus funds and changes in customer behaviors remaining from the pandemic. We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.

Index
Nonperforming Assets
Nonperforming assets include nonaccrual loans, TDRs, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

$ in thousands	As of/for the quarter ended March 31, 2022	As of/for the quarter ended December 31, 2021
Nonperforming assets
Nonaccrual loans	$33,460	34,696
TDRs – accruing	12,727	13,866
Accruing loans >90 days past due	—	1,004
Total nonperforming loans	46,187	49,566
Foreclosed real estate	2,750	3,071
Total nonperforming assets	$48,937	52,637

Asset Quality Ratios
Nonaccrual loans to total loans	0.55%	0.57%
Nonperforming loans to total loans	0.76%	0.82%
Nonperforming assets to total loans and foreclosed properties	0.81%	0.87%
Nonperforming assets to total assets	0.46%	0.50%
Allowance for credit losses to nonaccrual loans	245.27%	227.08%

As shown in the table above, nonperforming assets decreased from December 31, 2021 to March 31, 2022, which was primarily driven by the decrease in TDRs, decrease in accruing loans past due 90 days or more which were directly related to the Select acquisition, and the reduction in foreclosed properties.
We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for credit losses discussed below.
At March 31, 2022, total nonaccrual loans amounted to $33.5 million, compared to $34.7 million at December 31, 2021. "Real estate-mortgage-commercial and other" is the largest category of nonaccruals loans, at $15.2 million, or 45% of total nonaccrual loans, followed by "Commercial, financial, and agricultural" at $12.6 million, or 38% of total nonaccrual loans. Included in those categories are nonaccrual SBA loans totaling $18.0 million at March 31, 2022, or 54% of total nonaccrual loans, that have $7.4 million in guarantees from the SBA.
TDRs are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At March 31, 2022, total accruing TDRs amounted to $12.7 million, compared to $13.9 million at December 31, 2021, with the decrease being attributed to one large commercial TDR paying off during the period.

As reflected in Note 4 to the financial statements, total classified loans were relatively flat at $55.8 million at March 31, 2022 compared to $56.0 million at December 31, 2021. Special mention loans decreased from $43.1 million at December 31, 2021 to $38.2 million at March 31, 2022.
Total foreclosed real estate amounted to $2.8 million at March 31, 2022 and $3.1 million at December 31, 2021. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and favorable overall asset quality. During the first quarter of 2022, we recorded sales of three foreclosed properties partially offset by the addition of one foreclosed property. We believe that the fair values of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

Index
The following table presents the detail of all of our foreclosed real estate at each period end:

($ in thousands)	At March 31, 2022	At December 31, 2021
Vacant land and farmland	$103	104
1-4 family residential properties	911	1,231
Commercial real estate	1,736	1,736
Total foreclosed real estate	$2,750	3,071

Allowance for Credit Losses and Loan Loss Experience
Our ACL is based on the total amount of loan losses that are expected over the remaining life of the loan portfolio. Our estimate of credit losses on loans is determined using a complex model, based primarily on the utilization of discounted cash flows, that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the allowance for credit losses and resulting provision for credit losses.
We recorded $3.5 million provision for credit losses on loans in the first quarter of 2022 compared to no provision in the first quarter of 2021, which was the first quarter of our adoption of CECL. The higher provision in 2022 was primarily related to changes in the loan portfolio and updated economic forecasts.
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
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, allowance for credit losses, charge-offs and recoveries, and key ratios.

Loan Ratios, Loss and Recovery Experience
($ in thousands)	Three Months Ended March 31, 2022	Twelve Months Ended December 31, 2021	Three Months Ended March 31, 2021
Loans outstanding at end of period	$6,064,698	6,081,715	4,624,054
Average amount of loans outstanding	6,051,487	5,018,391	4,684,143
Allowance for credit losses, at period end	82,069	78,789	65,849

Total charge-offs	(1,043)	(7,602)	(2,317)
Total recoveries	823	4,922	1,203
Net charge-offs	$(220)	$(2,680)	$(1,114)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.01%	0.05%	0.10%
Allowance for credit losses as a percent of loans at end of period	1.35%	1.30%	1.42%
Recoveries of loans previously charged-off as a percent of loans charged-off	78.91%	64.75%	51.92%

In addition to the allowance for credit losses on loans, we maintain an allowance for lending-related commitments such as unfunded loan commitments. We estimate expected credit losses associated with these commitments over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for unfunded commitments expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for unfunded commitments of $12.0 million and $13.5 million at March 31, 2022 and December 31, 2021, respectively, is classified on the balance sheet within "Other liabilities".

Index
We recorded a reversal provision for credit losses on unfunded commitments of $1.5 million during the first quarter of 2022 primarily relating to the fluctuations in the levels and mix of outstanding loan commitments.
We believe the ACL is adequate at each period end presented. It must be emphasized, however, that the determination of the allowances using our procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for credit losses or future charges to earnings. See “Critical Accounting Policies – Allowance for Credit Losses on Loans and Unfunded Commitments” in Note 1 to the 2021 Annual Report on Form 10-K filed with the SEC for more information.
In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses and value of other real estate. Such agencies may require us to recognize adjustments to the allowance or the carrying value of other real estate based on their judgments about information available at the time of their examinations.
Liquidity, Commitments, and Contingencies
Our liquidity is determined by our ability to convert assets to cash or acquire alternative sources of funds to meet the needs of our customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. Our primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments. Our securities portfolio is comprised almost entirely of readily marketable securities, which could also be sold to provide cash. Since the beginning of the COVID-19 pandemic in early 2020, we have seen our liquidity levels increase, with increases in deposits account balances leading to higher cash and investment securities levels.
In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources: 1) an approximately $876 million line of credit with the FHLB (of which $1.9 million and $2.0 million were outstanding at March 31, 2022 and December 31, 2021, respectively); 2) a $100 million federal funds line with a correspondent bank (of which none was outstanding at March 31, 2022 or December 31, 2021); and 3) an approximately $138 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at March 31, 2022 or December 31, 2021). Unused and available lines of credit amounted to $1.1 billion at March 31, 2022.
Our overall liquidity is essentially the same as at December 31, 2021 with our liquid assets (cash and securities) as a percentage of our total deposits and borrowings at 33.9% at March 31, 2022. We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future.
The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2021, detail of which is presented in the Contractual Obligations and Other Commercial Commitments table of our 2021 Annual Report on Form 10-K. In addition, we are not involved in any legal proceedings that, in our opinion, could have a material effect on our consolidated financial position.
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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2022, and have no current plans to do so.
Capital Resources
The Company is regulated by the FRB and is subject to the securities registration and public reporting regulations of the SEC. Our banking subsidiary, First Bank, is also regulated by the FRB and the North Carolina Office of the Commissioner of Banks. We must comply with regulatory capital requirements established by the FRB. Failure to

Index
meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
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
The capital standards require us to maintain minimum ratios of “Common Equity Tier 1” capital to total risk-weighted assets, “Tier 1” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common Equity Tier 1 capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital is comprised of Common Equity Tier 1 capital plus Additional Tier 1 Capital, which includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our allowance for credit losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FRB regulations.
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
At March 31, 2022, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated.

	March 31, 2022	December 31, 2021
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	12.85%	12.53%
Minimum required Common Equity Tier 1 capital	7.00%	7.00%

Tier I capital to Tier 1 risk weighted assets	13.74%	13.42%
Minimum required Tier 1 capital	8.50%	8.50%

Total risk-based capital to Tier II risk weighted assets	14.99%	14.67%
Minimum required total risk-based capital	10.50%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	9.60%	9.39%
Minimum required Tier 1 leverage capital	4.00%	4.00%
First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At March 31, 2022, First Bank exceeded the minimum ratios established by the regulatory authorities.
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

Index
Our exposure to interest rate risk is analyzed on a regular basis by management using standard "gap" reports (which measure the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period), maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (NIM), even during periods of changing interest rates. Over the past five calendar years, our NIM has ranged from a low of 3.16% (realized in 2021) to a high of 4.09% (realized in 2018). The 93 basis point fluctuation in NIM between the high and low point during this period was a direct result of the FRB monetary policy enacted at the beginning of the COVID-19 pandemic resulting in a reduction in short-term market interest rates totaling 150 basis points in March 2020. During the first quarter of 2022, the FRB implemented monetary policy to combat inflationary conditions and increased short-term rates 25 basis points, with the anticipation of additional rate increases to occur throughout 2022.
There has be no significant change in the Company-estimated net interest income sensitivity from December 31, 2021. Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at March 31, 2022, we had approximately $3.2 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year as of March 31, 2022 were deposits totaling $4.9 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.
Generally, when rates change, our interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while our interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. In the short-term (less than twelve months), this generally results in us being asset-sensitive, meaning that our net interest income benefits from an increase in interest rates and is negatively impacted by a decrease in interest rates, which is what we experienced following the March 2020 interest rate cuts. However, in the twelve-month and longer horizon, the impact of having a higher level of interest-sensitive liabilities generally lessens the short-term effects of changes in interest rates. Overall we believe that in the near-term (twelve months), net interest income will not likely experience significant pressure from fluctuations in interest rates, and specifically from the anticipated rise in interest rates.
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
The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. Actions taken by the FRB at the beginning of the pandemic resulted in a very low and flat interest rate curve environment. Recent actions to raise short-term interest rates have resulted in a some steepening of the yield curve on the short end (within 3 years). However, the longer end of the curve continues to be flat. A flat interest rate curve is an unfavorable interest rate environment for many banks, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which pressures our net interest margin.

Index
Assuming that short term rates continue to rise over the next 12 months, we may see some benefit to our net interest margin from raising rates if we are able to maintain stable funding costs. Our experience historically has been that our demand deposit accounts have lagged the timing and amount of general market increases. However, we expect continued pressure on net interest margin from market competition for quality loans and the investment of liquidity in lower earning assets until loan demand increases sufficiently to deploy excess liquidity from short-term investments and securities.
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
Item 1A – Risk Factors
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in the forepart of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC. There are no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Index
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 to January 31, 2021	—	$—	—	$—
February 1, 2021 to February 28, 2021	—	—	—	$40,000,000
March 1, 2021 to March 31, 2021	—	—	—	$40,000,000
Total	—	—	—	$40,000,000
(1)All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On February 7, 2022, the Company reported the authorization of a $40 million repurchase program with an expiration date of December 31, 2022. As of March 31, 2022, the Company had the remaining authorization to repurchase up to $40 million of the Company's stock.

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

21	List of Subsidiaries of Registrant

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Chief Financial Officer, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 10, 2022	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

May 10, 2022	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

May 10, 2022	BY:/s/ Blaise B. Buczkowski
Blaise B, Buczkowski Executive Vice President and Chief Accounting Officer