Form 10-Q
period 2022-06-30
FIRST BANCORP /NC/
filed 2022-08-05
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on July 31, 2022 was 35,683,595.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index
FORWARD-LOOKING STATEMENTS
Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, geopolitical influences and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2021 Annual Report on Form 10-K and Item 1A of Part II of this report.

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands)	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and due from banks, noninterest-bearing	$85,139	128,228
Due from banks, interest-bearing	348,964	332,934
Total cash and cash equivalents	434,103	461,162

Securities available for sale	2,532,624	2,630,414
Securities held to maturity (fair values of $452,658 and $511,699)	546,410	513,825

Presold mortgages in process of settlement at fair value	4,655	19,257
SBA and other loans held for sale	638	61,003

Loans	6,243,170	6,081,715
Allowance for credit losses on loans	(82,181)	(78,789)
Net loans	6,160,989	6,002,926

Premises and equipment	135,143	136,092
Operating right-of-use lease assets	19,707	20,719
Accrued interest receivable	26,500	25,896
Goodwill	364,263	364,263
Other intangible assets	15,352	17,827
Foreclosed properties	658	3,071
Bank-owned life insurance	163,831	165,786
Other assets	161,342	86,660
Total assets	$10,566,215	10,508,901

LIABILITIES
Deposits: Noninterest-bearing checking accounts	$3,699,725	3,348,622
Interest-bearing checking accounts	1,537,487	1,593,231
Money market accounts	2,572,118	2,562,283
Savings accounts	747,272	708,054
Time deposits of $100,000 or more	521,853	613,414
Other time deposits	281,293	299,025
Total deposits	9,359,748	9,124,629
Borrowings	67,445	67,386
Accrued interest payable	648	607
Operating lease liabilities	20,280	21,192
Other liabilities	55,751	64,512
Total liabilities	9,503,872	9,278,326

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none as of June 30, 2022 and December 31, 2021	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 35,683,595 shares and 35,629,177 shares as of June 30, 2022 and December 31, 2021, respectively	723,956	722,671
Retained earnings	587,739	532,874
Stock in rabbi trust assumed in acquisition	(1,573)	(1,803)
Rabbi trust obligation	1,573	1,803
Accumulated other comprehensive loss	(249,352)	(24,970)
Total shareholders’ equity	1,062,343	1,230,575
Total liabilities and shareholders’ equity	$10,566,215	10,508,901
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share data - unaudited)	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$65,077	52,295	129,279	103,368
Interest on investment securities:
Taxable interest income	13,385	7,789	26,595	13,702
Tax-exempt interest income	1,104	474	2,152	797
Other, principally overnight investments	881	581	1,530	1,281
Total interest income	80,447	61,139	159,556	119,148
INTEREST EXPENSE
Savings, checking and money market accounts	1,047	1,136	2,232	2,450
Time deposits of $100,000 or more	378	681	808	1,539
Other time deposits	160	182	316	398
Borrowings	592	381	1,052	764
Total interest expense	2,177	2,380	4,408	5,151

Net interest income	78,270	58,759	155,148	113,997
Provision for credit losses	—	—	3,500	—
Provision for (reversal of) unfunded commitments	—	1,939	(1,500)	1,939
Total provision for credit losses	—	1,939	2,000	1,939
Net interest income after provision for credit losses	78,270	56,820	153,148	112,058
NONINTEREST INCOME
Service charges on deposit accounts	3,700	2,824	7,241	5,557
Other service charges and fees	7,882	6,496	14,887	12,018
Fees from presold mortgage loans	454	2,274	1,575	6,818
Commissions from sales of insurance and financial products	1,151	2,466	2,096	4,656
SBA consulting fees	704	2,187	1,484	4,951
SBA loan sale gains	841	2,996	4,102	5,326
Bank-owned life insurance income	942	614	1,918	1,234
Other gains, net	1,590	1,517	3,212	1,483
Total noninterest income	17,264	21,374	36,515	42,043
NONINTEREST EXPENSES
Salaries expense	23,799	21,187	47,253	41,318
Employee benefits expense	6,310	4,084	11,888	8,658
Total personnel expense	30,109	25,271	59,141	49,976
Occupancy expense	3,122	2,668	6,506	5,572
Equipment related expenses	1,514	1,053	2,818	2,098
Merger and acquisition expenses	737	411	4,221	411
Intangibles amortization expense	953	845	1,970	1,742
Foreclosed property gains, net	(292)	(173)	(372)	(16)
Other operating expenses	13,255	10,910	26,579	21,267
Total noninterest expenses	49,398	40,985	100,863	81,050

Income before income taxes	46,136	37,209	88,800	73,051
Income tax expense	9,551	7,924	18,246	15,572

Net income	$36,585	29,285	70,554	57,479

Earnings per common share:
Basic	$1.03	1.03	1.98	2.02
Diluted	1.03	1.03	1.98	2.02

Dividends declared per common share	$0.22	0.20	0.44	0.40

Weighted average common shares outstanding:
Basic	35,474,664	28,331,456	35,476,902	28,344,633
Diluted	35,642,471	28,490,031	35,641,728	28,513,942
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands - unaudited)	2022	2021	2022	2021
Net income	$36,585	29,285	70,554	57,479
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period, pretax	(109,623)	4,326	(291,418)	(19,909)
Tax benefit (expense)	25,192	(994)	66,968	4,575
Postretirement Plans:
Amortization of unrecognized net actuarial loss	44	205	88	376
Tax benefit	(10)	(77)	(20)	(117)
Other comprehensive (loss) income	(84,397)	3,460	(224,382)	(15,075)
Comprehensive (loss) income	$(47,812)	32,745	(153,828)	42,404
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended June 30, 2021
Balances, April 1, 2021	28,489	$397,094	483,944	(2,256)	2,256	(4,185)	876,853
Net income			29,285				29,285
Cash dividends declared ($0.20 per common share)			(5,698)				(5,698)
Change in Rabbi Trust obligation				328	(328)		—
Stock withheld for payment of taxes	(4)	(221)					(221)
Stock-based compensation	7	831					831
Other comprehensive income						3,460	3,460
Balances, June 30, 2021	28,492	$397,704	507,531	(1,928)	1,928	(725)	904,510

Three Months Ended June 30, 2022
Balances, April 1, 2022	35,640	$723,441	559,004	(1,814)	1,814	(164,955)	1,117,490
Net income			36,585				36,585
Cash dividends declared ($0.22 per common share)			(7,850)				(7,850)
Change in Rabbi Trust obligation				241	(241)		—
Stock withheld for payment of taxes	(14)	(486)					(486)
Stock-based compensation	58	1,001					1,001
Other comprehensive loss						(84,397)	(84,397)
Balances, June 30, 2022	35,684	$723,956	587,739	(1,573)	1,573	(249,352)	1,062,343

See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Six Months Ended June 30, 2021
Balances, January 1, 2021	28,579	$400,582	478,489	(2,243)	2,243	14,350	893,421
Net income			57,479				57,479
Adoption of new accounting standard			(17,051)				(17,051)
Cash dividends declared ($0.40 per common share)			(11,386)				(11,386)
Change in Rabbi Trust Obligation				315	(315)		—
Stock repurchases	(107)	(4,036)					(4,036)
Stock withheld for payment of taxes	(7)	(324)					(324)
Stock-based compensation	27	1,482					1,482
Other comprehensive loss						(15,075)	(15,075)
Balances, June 30, 2021	28,492	$397,704	507,531	(1,928)	1,928	(725)	904,510

Six Months Ended June 30, 2022
Balances, January 1, 2022	35,629	722,671	532,874	(1,803)	1,803	(24,970)	1,230,575
Net income			70,554				70,554
Cash dividends declared ($0.44 per common share)			(15,689)				(15,689)
Change in Rabbi Trust Obligation				230	(230)		—
Stock withheld for payment of taxes	(17)	(603)					(603)
Stock-based compensation	72	1,888					1,888
Other comprehensive loss						(224,382)	(224,382)
Balances, June 30, 2022	35,684	$723,956	587,739	(1,573)	1,573	(249,352)	1,062,343

See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2022	2021
Cash Flows From Operating Activities
Net income	$70,554	57,479
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses and unfunded commitments, net	2,000	1,939
Net security premium amortization	6,579	6,342
Loan discount accretion	(3,216)	(4,972)
Other purchase accounting accretion and amortization, net	(276)	61
Foreclosed property gains and write-downs, net	(372)	(16)
Other gains, net	(3,212)	(1,483)
(Decrease) increase in net deferred loan fees	(901)	1,084
Bank-owned life insurance income	(1,918)	(1,234)
Depreciation of premises and equipment	3,436	2,928
Amortization of operating lease right-of-use assets	1,012	808
Repayments of lease obligations	(912)	(697)
Stock-based compensation expense	1,548	1,228
Amortization of intangible assets	1,970	1,742
Amortization and impairment of SBA servicing assets	1,531	1,014
Fees/gains from sale of presold mortgages and SBA loans	(5,677)	(12,144)
Origination of presold mortgage loans in process of settlement	(78,141)	(170,132)
Proceeds from sales of presold mortgage loans in process of settlement	94,052	204,588
Origination of SBA loans for sale	(52,701)	(60,135)
Proceeds from sales of SBA and other loans	101,801	55,380
Decrease in accrued interest receivable	(604)	(85)
(Increase) decrease in other assets	(24,857)	2,467
Decrease (increase) in net deferred income tax asset	26,341	(44)
Increase (decrease) in accrued interest payable	41	(194)
Decrease in other liabilities	(7,561)	(4,826)
Net cash provided by operating activities	130,517	81,098
Cash Flows From Investing Activities
Purchases of securities available for sale	(354,765)	(857,070)
Purchases of securities held to maturity	(39,004)	(133,916)
Proceeds from maturities/issuer calls of securities available for sale	156,874	169,819
Proceeds from maturities/issuer calls of securities held to maturity	4,102	8,718
(Purchases) redemptions of FRB and FHLB stock, net	(7,838)	1,836
Net increase in loans	(143,223)	(40,288)
Proceeds from sales of foreclosed properties	2,904	2,462
Purchases of premises and equipment	(2,702)	(6,317)
Proceeds from sales of premises and equipment	359	218
Net cash paid from sale of insurance operations	—	(555)
Bank-owned life insurance death benefits	5,827	—
Net cash used by investing activities	(377,466)	(855,093)
Cash Flows From Financing Activities
Net increase in deposits	235,521	897,789
Payments on long-term borrowings	(67)	(665)
Cash dividends paid – common stock	(14,961)	(10,833)
Repurchases of common stock	—	(4,036)
Payment of taxes related to stock withheld	(603)	(324)
Net cash provided by financing activities	219,890	881,931
(Decrease) increase in cash and cash equivalents	(27,059)	107,936
Cash and cash equivalents, beginning of period	461,162	367,290
Cash and cash equivalents, end of period	$434,103	475,226
(Continued)

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$4,644	5,345
Cash paid during the period for income taxes	15,719	16,326
Non-cash: Unrealized loss on securities available for sale, net of taxes	(224,450)	(15,334)
Non-cash: Foreclosed loans transferred to other real estate	119	848
Non-cash: Accrued dividends at end of period	7,853	5,698
Non-cash: Initial recognition of operating lease right-of-use assets and operating lease liabilities	—	444
Non-cash: Receivable recorded related to sale of insurance operations	—	12,955
Non-cash: Derecognition of intangible assets related to sale of insurance operations	—	(10,229)

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2022, the consolidated results of operations for the three and six months ended June 30, 2022 and 2021, and the consolidated cash flows for the six months ended June 30, 2022 and 2021. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for interim period are not necessarily indicative of the results that may be expected for the full year.
Reference is made to Note 1 of the 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements. To maintain consistency and comparability, certain amounts from prior periods may have been reclassified to conform to current period presentation with no effect on net income or shareholders' equity as previously reported.
The Company has evaluated all subsequent events through the date the financial statements were issued.
Impact of COVID-19
Our market areas and local economies continue to show signs of recovery from the impact of the COVID-19 pandemic. However, the current pandemic is ongoing and dynamic in nature, and there are many related uncertainties, including, among other things, its severity and new variants that have and may continue to arise; its ultimate duration and infection spikes that may occur; its impact on our customers, employees and vendors; its impact on the financial services and banking industry; and the ongoing impact on the economy as a whole. The extent to which the COVID-19 pandemic has a further impact on our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.
Note 2 – Accounting Pronouncements
Accounting Standards Adopted in 2022
The Company did not adopt any accounting standards during the first six months of 2022.
Accounting Standards Pending Adoption
ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments contained in this Accounting Standards Update ("ASU") eliminate the accounting guidance for troubled debt restructurings by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This ASU also requires entities to disclose current period gross write-offs by year of origination for financing receivables and net investment in leases. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years and early adoption is permitted. The entity must have adopted the amendments in ASU 2016-13 ("CECL") to adopt the amendments in this ASU. The Company is

Index
currently evaluating the impact of adopting the new guidance on the consolidated financial statements but does not expect it to have a material effect on its financial statements.
ASU 2022-03, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." This ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and, therefore, is not considered in measuring fair value. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating this ASU for impact on the consolidated financial statements but does not expect it to have a material effect on its financial statements.

Note 3 – Securities

The book values and approximate fair values of investment securities at June 30, 2022 and December 31, 2021 are summarized as follows:

($ in thousands)	June 30, 2022				December 31, 2021
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
U.S. Treasuries	$174,236	172,195	—	(2,041)	—	—	—	—
Government-sponsored enterprise securities	71,954	60,917	—	(11,037)	71,951	69,179	—	(2,772)
Mortgage-backed securities	2,564,559	2,254,549	19	(310,029)	2,545,150	2,514,805	9,489	(39,834)
Corporate bonds	45,360	44,963	103	(500)	45,380	46,430	1,106	(56)
Total available for sale	$2,856,109	2,532,624	122	(323,607)	2,662,481	2,630,414	10,595	(42,662)

Securities held to maturity:
Mortgage-backed securities	$17,190	16,754	—	(436)	20,260	20,845	585	—
State and local governments	529,220	435,904	10	(93,326)	493,565	490,854	2,955	(5,666)
Total held to maturity	$546,410	452,658	10	(93,762)	513,825	511,699	3,540	(5,666)

All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises, except for private mortgage-backed securities with a fair value of $0.8 million and $0.9 million as of June 30, 2022 and December 31, 2021, respectively.

The following table presents information regarding securities with unrealized losses at June 30, 2022:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$172,195	2,041	—	—	172,195	2,041
Government-sponsored enterprise securities	18,850	3,109	42,067	7,928	60,917	11,037
Mortgage-backed securities	1,505,339	189,853	761,606	120,612	2,266,945	310,465
Corporate bonds	13,593	407	907	93	14,500	500
State and local governments	392,160	80,374	41,878	12,952	434,038	93,326
Total unrealized loss position	$2,102,137	275,784	846,458	141,585	2,948,595	417,369

Index

The following table presents information regarding securities with unrealized losses at December 31, 2021:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$21,436	522	47,743	2,250	69,179	2,772
Mortgage-backed securities	1,773,022	25,977	404,484	13,857	2,177,506	39,834
Corporate bonds	999	1	945	55	1,944	56
State and local governments	228,279	3,797	34,398	1,869	262,677	5,666
Total unrealized loss position	$2,023,736	30,297	487,570	18,031	2,511,306	48,328
As of June 30, 2022, the Company's securities portfolio held 669 securities of which 616 securities were in an unrealized loss position. As of December 31, 2021, the Company's securities portfolio held 648 securities of which 371 securities were in an unrealized loss position. In the above tables, all of the securities that were in an unrealized loss position at June 30, 2022 and December 31, 2021 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At June 30, 2022 and December 31, 2021, the Company determined that expected credit losses associated with held to maturity debt securities were insignificant.
The book values and approximate fair values of investment securities at June 30, 2022, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$26,094	26,149	435	436
Due after one year but within five years	176,752	174,759	998	907
Due after five years but within ten years	87,704	76,260	28,037	24,715
Due after ten years	1,000	907	499,750	409,846
Mortgage-backed securities	2,564,559	2,254,549	17,190	16,754
Total securities	$2,856,109	2,532,624	546,410	452,658
At June 30, 2022 and December 31, 2021 investment securities with carrying values of $812.7 million and $951.4 million, respectively, were pledged as collateral for public deposits.
At June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies or government-sponsored enterprises, in an amount greater than 10% of shareholders equity.
Included in “Other assets” in the Consolidated Balance Sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) stock totaling $30.2 million and $22.3 million at June 30, 2022 and December 31, 2021, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost and fair value of $5.3 million and $4.6 million at June 30, 2022 and December 31, 2021, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The FRB stock had a cost and fair value of $24.9 million and $17.8 million at June 30, 2022 and December 31, 2021, respectively, and is a requirement for FRB member bank qualification. Periodically, both the FHLB and FRB recalculate the Company’s required level of holdings, and the

Index
Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at June 30, 2022 was approximately 1.61, which means the Company would have received approximately 19,843 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon their conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.
Note 4 – Loans, Allowance for Credit Losses, and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage
All loans:
Commercial, financial, and agricultural	$596,874	10%	$648,997	11%
Real estate – construction, land development & other land loans	824,723	13%	828,549	13%
Real estate – mortgage – residential (1-4 family) first mortgages	1,097,810	18%	1,021,966	17%
Real estate – mortgage – home equity loans / lines of credit	325,617	5%	331,932	5%
Real estate – mortgage – commercial and other	3,338,322	53%	3,194,737	53%
Consumer loans	60,627	1%	57,238	1%
Subtotal	6,243,973	100%	6,083,419	100%
Unamortized net deferred loan fees	(803)		(1,704)
Total loans	$6,243,170		$6,081,715

Included in the line item "Commercial, financial, and agricultural" in the table above are Paycheck Protection Program ("PPP") loans totaling $3.0 million and $39.0 million at June 30, 2022 and December 31, 2021, respectively. PPP loans are fully guaranteed by the small business administration ("SBA"). Included in unamortized net deferred loan fees are approximately $0.3 million and $2.6 million at June 30, 2022 and December 31, 2021, respectively, in unamortized net deferred loan fees associated with these PPP loans. These fees are being amortized under the effective interest method over the terms of the loans. Accelerated amortization is recorded in the periods in which principal amounts are forgiven in accordance with the terms of the Program.
Included in the table above are credit card balances outstanding totaling $40.8 million and $37.9 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, approximately 54% of total credit card balances were business credit cards included in "commercial, financial and agricultural" above and the remaining 46% were personal credit cards included in consumer loans in the table above.

Also included in the table above are various non-PPP SBA loans, with additional information on these loans presented in the table below.

($ in thousands)	June 30, 2022	December 31, 2021
Guaranteed portions of non-PPP SBA loans included in table above	$30,559	48,377
Unguaranteed portions of non-PPP SBA loans included in table above	120,168	122,772
Total non-PPP SBA loans included in the table above	$150,727	171,149

Sold portions of SBA loans with servicing retained - not included in tables above	$408,925	414,240

At June 30, 2022 and December 31, 2021, there was a remaining unaccreted discount on the retained portion of sold non-PPP SBA loans amounting to $5.4 million and $6.0 million, respectively.

Index
Loans in the amount of $5.0 billion and $4.3 billion were pledged as collateral for certain borrowings at June 30, 2022 and December 31, 2021, respectively.

The loans above also include loans to executive officers and directors serving the Company at June 30, 2022 and to their related persons, totaling approximately $6.3 million and $0.6 million at June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022 there were $5.8 million in new loans due to the addition of new directors, $66,000 in advances on loans, and repayments of $192,000. The loans were made on terms and conditions applicable to similarly situated borrowers and management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.
As of June 30, 2022 and December 31, 2021, unamortized discounts on all acquired loans totaled $14.0 million and $17.2 million, respectively. Loan discounts are generally amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
Nonperforming assets are defined as nonaccrual loans, troubled debt restructured loans ("TDRs"), loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows.

($ in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans	$28,715	34,696
TDRs - accruing	11,771	13,866
Accruing loans > 90 days past due	—	1,004
Total nonperforming loans	40,486	49,566
Foreclosed real estate	658	3,071
Total nonperforming assets	$41,144	52,637
At June 30, 2022 and December 31, 2021, the Company had $1.0 million and $1.5 million, respectively, in residential mortgage loans in process of foreclosure.

The following table is a summary of the Company’s nonaccrual loans by major categories as of June 30, 2022.

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial, financial, and agricultural	$3,909	7,533	11,442
Real estate – construction, land development & other land loans	890	243	1,133
Real estate – mortgage – residential (1-4 family) first mortgages	159	3,120	3,279
Real estate – mortgage – home equity loans / lines of credit	—	797	797
Real estate – mortgage – commercial and other	6,333	5,587	11,920
Consumer loans	—	144	144
Total	$11,291	17,424	28,715

The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2021.

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial, financial, and agricultural	$3,947	8,205	12,152
Real estate – construction, land development & other land loans	495	137	632
Real estate – mortgage – residential (1-4 family) first mortgages	858	4,040	4,898
Real estate – mortgage – home equity loans / lines of credit	—	694	694
Real estate – mortgage – commercial and other	7,648	8,583	16,231
Consumer loans	—	89	89
Total	$12,948	21,748	34,696

Index
There was no interest income recognized during the six month period ended June 30, 2022 or the year ended December 31, 2021 on nonaccrual loans. The Company follows its nonaccrual policy of reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during each period indicated.

($ in thousands)	Six Months Ended June 30, 2022	For the Year Ended December 31, 2021	Six Months Ended June 30, 2021
Commercial, financial, and agricultural	$33	195	156
Real estate – construction, land development & other land loans	16	6	—
Real estate – mortgage – residential (1-4 family) first mortgages	25	31	15
Real estate – mortgage – home equity loans / lines of credit	6	14	7
Real estate – mortgage – commercial and other	102	453	390
Consumer loans	2	—	—
Total	$184	699	568

The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2022.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$817	110	—	11,442	584,505	596,874
Real estate – construction, land development & other land loans	3,678	—	—	1,133	819,912	824,723
Real estate – mortgage – residential (1-4 family) first mortgages	2,202	974	—	3,279	1,091,355	1,097,810
Real estate – mortgage – home equity loans / lines of credit	879	172	—	797	323,769	325,617
Real estate – mortgage – commercial and other	688	—	—	11,920	3,325,714	3,338,322
Consumer loans	136	80	—	144	60,267	60,627
Total	$8,400	1,336	—	28,715	6,205,522	6,243,973
Unamortized net deferred loan fees						(803)
Total loans						6,243,170

Index
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2021.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$377	93	—	12,152	636,375	648,997
Real estate – construction, land development & other land loans	4,046	—	286	632	823,585	828,549
Real estate – mortgage – residential (1-4 family) first mortgages	6,571	1,488	—	4,898	1,009,009	1,021,966
Real estate – mortgage – home equity loans / lines of credit	489	124	718	694	329,907	331,932
Real estate – mortgage – commercial and other	164	1,496	—	16,231	3,176,846	3,194,737
Consumer loans	116	62	—	89	56,971	57,238
Total	$11,763	3,263	1,004	34,696	6,032,693	6,083,419
Unamortized net deferred loan fees						(1,704)
Total loans						$6,081,715

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans on nonaccrual with a net book balance of $350,000 or greater for designation as collateral dependent loans, as well as certain other loans that may still be accruing interest and/or are less than $350,000 in size that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses ("ACL").

The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2022.

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial, financial, and agricultural	$—	8,516	—	—	8,516
Real estate – construction, land development & other land loans	—	—	890	—	890
Real estate – mortgage – residential (1-4 family) first mortgages	159	—	—	—	159
Real estate – mortgage – commercial and other	—	—	—	8,182	8,182
Total	$159	8,516	890	8,182	17,747

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2021.

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial, financial, and agricultural	$—	7,886	—	—	7,886
Real estate – construction, land development & other land loans	—	—	533	—	533
Real estate – mortgage – residential (1-4 family) first mortgages	871	—	—	—	871
Real estate – mortgage – commercial and other	—	—	—	10,743	10,743
Total	$871	7,886	533	10,743	20,033

Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an

Index
individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The Company's policy is to obtain third-party appraisals on any significant pieces of collateral. For loans secured by real estate, the Company's policy is to write nonaccrual loans down to 90% of the appraised value, which considers estimated selling costs. For real estate collateral that is in industries which may be undergoing heightened stress due to economic or other external factors, the Company may reduce the collateral values by an additional 10-25% of appraised value to recognize additional discounts that are estimated to be incurred in a near-term sale. For non real-estate collateral secured loans, the Company generally writes nonaccrual loans down to 75% of the appraised value, which provides for selling costs and liquidity discounts that are usually incurred when disposing of non real-estate collateral. For reviewed loans that are not on nonaccrual basis, the Company assigns a specific allowance based on the parameters noted above.

The Company does not believe that there is significant excess collateral for any of the loan types noted above.

Index
The following table presents the activity in the ACL on loans for each of the periods indicated.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended June 30, 2022
Beginning balance	$16,013	16,057	8,159	2,074	37,327	2,439	—	82,069
Charge-offs	(728)	—	—	—	(818)	(214)	—	(1,760)
Recoveries	223	130	11	128	1,300	80	—	1,872
Provisions / (Reversals)	(58)	(16)	480	(116)	(615)	325	—	—
Ending balance	$15,450	16,171	8,650	2,086	37,194	2,630	—	82,181

As of and for the six months ended June 30, 2022
Beginning balance	$16,249	16,519	8,686	4,337	30,342	2,656	—	78,789
Charge-offs	(1,518)	—	—	(41)	(863)	(381)	—	(2,803)
Recoveries	470	267	15	361	1,455	127	—	2,695
Provisions / (Reversals)	249	(615)	(51)	(2,571)	6,260	228	—	3,500
Ending balance	$15,450	16,171	8,650	2,086	37,194	2,630	—	82,181

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the year ended December 31, 2021
Beginning balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388
Adjustment for implementation of CECL	3,067	6,140	2,584	2,580	(257)	674	(213)	14,575
Allowance for acquired PCD loans	2,917	165	222	92	1,489	10	—	4,895
Charge-offs	(3,722)	(245)	(273)	(400)	(2,295)	(667)	—	(7,602)
Recoveries	1,744	948	761	578	533	358	—	4,922
Provisions/(Reversals)	927	4,156	(2,656)	(888)	7,269	803	—	9,611
Ending balance	$16,249	16,519	8,686	4,337	30,342	2,656	—	78,789

Index

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended June 30, 2021
Beginning balance	$13,606	10,134	8,996	4,309	26,507	2,297	—	65,849
Charge-offs	(550)	—	(76)	(8)	(1,324)	(173)	—	(2,131)
Recoveries	153	392	236	218	78	227	—	1,304
Provisions/(Reversals)	1,600	(422)	(505)	(782)	97	12	—	—
Ending balance	$14,809	10,104	8,651	3,737	25,358	2,363	—	65,022

As of and for the six months ended June 30, 2021
Beginning balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388
Adjustment for implementation of CECL	3,067	6,140	2,584	2,580	(257)	674	(213)	14,575
Charge-offs	(1,988)	(66)	(114)	(139)	(1,834)	(307)	—	(4,448)
Recoveries	667	686	323	229	340	262	—	2,507
Provisions/(Reversals)	1,747	(2,011)	(2,190)	(1,308)	3,506	256	—	—
Ending balance	$14,809	10,104	8,651	3,737	25,358	2,363	—	65,022

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

Index

	Term Loans by Year of Origination
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
As of June 30, 2022
Commercial, financial, and agricultural
Pass	$82,022	145,908	96,143	60,488	59,675	25,201	108,819	578,256
Special Mention	—	188	608	1,441	2,872	296	94	5,499
Classified	429	2,067	906	1,413	6,941	620	743	13,119
Total commercial, financial, and agricultural	82,451	148,163	97,657	63,342	69,488	26,117	109,656	596,874
Real estate – construction, land development & other land loans
Pass	273,339	420,336	62,604	34,122	5,946	10,861	9,839	817,047
Special Mention	109	36	618	4,084	104	—	—	4,951
Classified	1,013	422	40	927	67	113	143	2,725
Total real estate – construction, land development & other land loans	274,461	420,794	63,262	39,133	6,117	10,974	9,982	824,723
Real estate – mortgage – residential (1-4 family) first mortgages
Pass	121,779	308,026	199,903	106,905	69,983	267,244	7,421	1,081,261
Special Mention	—	333	378	317	110	3,196	100	4,434
Classified	375	669	251	487	888	8,504	941	12,115
Total real estate – mortgage – residential (1-4 family) first mortgages	122,154	309,028	200,532	107,709	70,981	278,944	8,462	1,097,810
Real estate – mortgage – home equity loans / lines of credit
Pass	814	2,256	389	274	883	1,995	311,230	317,841
Special Mention	47	183	—	—	—	18	1,116	1,364
Classified	16	160	95	78	—	319	5,744	6,412
Total real estate – mortgage – home equity loans / lines of credit	877	2,599	484	352	883	2,332	318,090	325,617
Real estate – mortgage – commercial and other
Pass	603,662	1,249,549	644,611	312,994	162,805	266,653	62,875	3,303,149
Special Mention	2,069	1,195	4,418	4,753	4,042	2,468	1,046	19,991
Classified	235	4,191	119	2,701	4,837	2,894	205	15,182
Total real estate – mortgage – commercial and other	605,966	1,254,935	649,148	320,448	171,684	272,015	64,126	3,338,322
Consumer loans
Pass	10,109	29,684	5,087	1,814	1,207	701	11,822	60,424
Special Mention	—	—	—	—	—	—	—	—
Classified	6	129	2	1	—	15	50	203
Total consumer loans	10,115	29,813	5,089	1,815	1,207	716	11,872	60,627
Total	$1,096,024	2,165,332	1,016,172	532,799	320,360	591,098	522,188	6,243,973
Unamortized net deferred loan fees								(803)
Total loans								6,243,170

Index

	Term Loans by Year of Origination
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
As of December 31, 2021
Commercial, financial, and agricultural
Pass	$204,945	138,540	71,369	66,645	16,009	17,492	112,933	627,933
Special Mention	225	1,255	1,313	2,729	225	9	2,348	8,104
Classified	1,609	793	1,703	7,096	511	96	1,152	12,960
Total commercial, financial, and agricultural	206,779	140,588	74,385	76,470	16,745	17,597	116,433	648,997
Real estate – construction, land development & other land loans
Pass	573,613	133,888	69,066	12,455	9,764	8,190	13,737	820,713
Special Mention	41	737	5,095	110	104	2	9	6,098
Classified	1,541	49	47	83	14	4	—	1,738
Total real estate – construction, land development & other land loans	575,195	134,674	74,208	12,648	9,882	8,196	13,746	828,549
Real estate – mortgage – residential (1-4 family) first mortgages
Pass	241,619	224,617	120,097	82,531	86,074	234,950	11,051	1,000,939
Special Mention	888	615	516	229	323	3,237	94	5,902
Classified	419	156	535	1,185	653	11,246	931	15,125
Total real estate – mortgage – residential (1-4 family) first mortgages	242,926	225,388	121,148	83,945	87,050	249,433	12,076	1,021,966
Real estate – mortgage – home equity loans / lines of credit
Pass	3,111	498	439	1,304	245	1,649	317,319	324,565
Special Mention	194	—	15	—	—	19	1,341	1,569
Classified	75	97	71	—	—	607	4,948	5,798
Total real estate – mortgage – home equity loans / lines of credit	3,380	595	525	1,304	245	2,275	323,608	331,932
Real estate – mortgage – commercial and other
Pass	1,328,156	796,992	355,885	211,118	197,165	197,659	66,104	3,153,079
Special Mention	1,759	4,849	5,801	3,741	2,072	1,801	1,440	21,463
Classified	7,147	413	2,110	6,025	3,897	603	—	20,195
Total real estate – mortgage – commercial and other	1,337,062	802,254	363,796	220,884	203,134	200,063	67,544	3,194,737
Consumer loans
Pass	14,960	25,431	2,965	1,722	673	525	10,810	57,086
Special Mention	—	4	—	—	—	—	—	4
Classified	—	73	—	8	—	25	42	148
Total consumer loans	14,960	25,508	2,965	1,730	673	550	10,852	57,238
Total	$2,380,302	1,329,007	637,027	396,981	317,729	478,114	544,259	6,083,419
Unamortized net deferred loan fees								(1,704)
Total loans								6,081,715

Index
Troubled Debt Restructurings

The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extension of terms and other actions intended to minimize potential losses.

The vast majority of the Company’s TDRs modified during the periods ended June 30, 2022 and June 30, 2021 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.

The Company’s TDRs can be classified as either nonaccrual or accruing based on the loan’s payment status. The TDRs that are nonaccrual are reported within the nonaccrual loan totals presented previously.

At June 30, 2022, there were three loans with immaterial commitments to lend additional funds to debtors whose loans were modified as a TDR. At December 31, 2021, there were no commitments to lend additional funds to debtors whose loans were modified as a TDR.

The following table presents information related to loans modified in a TDR during the three months ended June 30, 2022 and 2021.

($ in thousands)	For the three months ended June 30, 2022			For the three months ended June 30, 2021
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	1	$161	$161	—	$—	$—
Real estate – construction, land development & other land loans	1	131	131	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	1	33	33
Real estate – mortgage – home equity loans / lines of credit	2	203	203	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	2	259	259	2	715	715
Real estate – construction, land development & other land loans	—	—	—	1	75	75
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	—	1	263	263
Real estate – mortgage – commercial and other	1	244	244	3	1,569	1,569
Total TDRs arising during period	7	$998	$998	8	$2,655	$2,655

The following table presents information related to loans modified in a TDR during the six months ended June 30, 2022 and 2021.

Index

($ in thousands)	For the six months ended June 30, 2022			For the six months ended June 30, 2021
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	1	$161	$161	—	$—	$—
Real estate – construction, land development & other land loans	1	131	131	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	36	36	1	33	33
Real estate – mortgage – home equity loans / lines of credit	2	203	203	—	—	—
Real estate – mortgage – commercial and other	—	—	—	1	160	160
TDRs – Nonaccrual
Commercial, financial, and agricultural	3	300	300	3	826	823
Real estate – construction, land development & other land loans	—	—	—	1	75	75
Real estate – mortgage – residential (1-4 family) first mortgages	1	36	36	1	263	263
Real estate – mortgage – commercial and other	2	784	784	3	1,569	1,569
Total TDRs arising during period	11	$1,651	$1,651	10	$2,926	$2,923

The Company considers a TDR loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate. There were no accruing TDRs that were modified in the previous twelve months and that defaulted during the three or six months ended June 30, 2022 or 2021.
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
Allowance for Credit Losses - Unfunded Loan Commitments
In addition to the ACL on loans, the Company maintains an ACL for lending-related commitments such as unfunded loan commitments and letters of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for unfunded commitments expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL on loans. The ACL for unfunded loan commitments of $12.0 million and $13.5 million at June 30, 2022 and December 31, 2021, respectively, is separately classified on the Consolidated Balance Sheets within "Other liabilities".
The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2022.

Index

($ in thousands)	Total Allowance for Credit Losses - Unfunded Loan Commitments
Beginning balance at December 31, 2021	$13,506
Charge-offs	—
Recoveries	—
Reversal of provision for unfunded commitments	(1,500)
Ending balance at June 30, 2022	$12,006

Allowance for Credit Losses - Securities Held to Maturity
The ACL for securities held to maturity was immaterial at June 30, 2022 and December 31, 2021.
Note 5 – Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2022 and December 31, 2021, and the carrying amount of unamortized intangible assets as of those same dates.

	June 30, 2022		December 31, 2021
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$2,700	1,616	2,700	1,386
Core deposit intangibles	29,050	19,803	29,050	18,076
SBA servicing assets	12,958	7,991	11,932	6,460
Other	100	46	100	33
Total	$44,808	29,456	43,782	25,955
Unamortizable intangible assets:
Goodwill	$364,263		364,263
Amortization expense of all other intangible assets, excluding the SBA servicing assets, totaled $1.0 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively.
SBA servicing assets are recorded for the portions of SBA loans that the Company has sold but continues to service for a fee. Servicing assets are initially recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income as an offset to SBA servicing fees within the line item "Other service charges, commissions, and fees." The following table presents the changes in the SBA servicing assets for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2022	2021	2022	2021
Beginning balance, net	$5,591	5,925	5,472	5,788
New servicing assets	281	708	1,026	1,315
Amortization and impairment expense	905	544	1,531	1,014
Ending balance, net	$4,967	6,089	4,967	6,089
At June 30, 2022 and December 31, 2021, the Company serviced SBA loans totaling $408.9 million and $414.2 million, respectively, for others. There were no other loans serviced in any period presented.
There were no changes to the carrying amounts of goodwill for the six months ended June 30, 2022.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31 of each year. The Company performed the required annual impairment testing in the fourth quarter of 2021.

Index
Management evaluated the events and circumstances in the second quarter of 2022 that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary.
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

($ in thousands)	Estimated Amortization Expense
July 1, 2022 to December 31, 2022	$1,713
2023	2,545
2024	1,718
2025	1,358
2026	962
Thereafter	2,088
Total	$10,384
Note 6 - Borrowings
The following tables present information regarding the Company’s outstanding borrowings at June 30, 2022 and December 31, 2021 ($ in thousands).

Description	Due date	Call Feature	June 30, 2022	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$56	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	932	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	219	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	40	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	163	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	163	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	335	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	3.94% at 6/30/22 adjustable rate 3 month LIBOR + 2.65%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	4.04% at 6/30/22 adjustable rate 3 month LIBOR + 2.75%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	4.25% at 6/30/22 adjustable rate 3 month LIBOR + 2.15%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	3.04% at 6/30/22 adjustable rate 3 month LIBOR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	3.22% at 6/30/22 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate as of June 30, 2022			70,984	3.53%
Unamortized discount on acquired borrowings			(3,539)
Total borrowings			$67,445

Index

Description	Due date	Call Feature	December 31, 2021	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$79	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	952	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	225	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	44	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	166	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	166	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	342	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	2.78% at 12/31/21 adjustable rate 3 month LIBOR + 2.65%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	2.88% at 12/31/21 adjustable rate 3 month LIBOR + 2.75%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	2.72% at 12/31/21 adjustable rate 3 month LIBOR + 2.15%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.12% at 12/31/21 adjustable rate 3 month LIBOR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.59% at 12/31/21 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate as of December 31, 2021			71,050	2.24%
Unamortized discount on acquired borrowings			(3,664)
Total borrowings			$67,386
Note 7 – Leases
The Company enters into leases in the normal course of business. As of June 30, 2022, the Company leased 16 branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from July 2023 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 19.5 years as of June 30, 2022. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets. The short-term lease cost for each period presented was insignificant.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 2.92% as of June 30, 2022.

Index
Total operating lease expense was $0.7 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. The right-of-use assets and lease liabilities were $19.7 million and $20.3 million as of June 30, 2022, respectively, and were $20.7 million and $21.2 million as of December 31, 2021, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2022 are as follows.

($ in thousands)
July 1, 2022 to December 31, 2022	$1,167
2023	2,360
2024	2,163
2025	1,706
2026	1,685
Thereafter	19,988
Total undiscounted lease payments	29,069
Less effect of discounting	(8,789)
Present value of estimated lease payments (lease liability)	$20,280
Note 8 – Pension Plans
The Company sponsored two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”) which was generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP”) which was for the benefit of certain senior management executives of the Company. Effective December 31, 2012, the Company froze both plans for all participants. Although no previously accrued benefits were lost, employees no longer accrue benefits under these plans for service subsequent to 2012.
The Company recorded periodic pension cost totaling $51,000 and $126,000 for the three months ended June 30, 2022 and 2021, respectively, and $102,000 and $317,000 for the six months ended June 30, 2022 and 2021, respectively. The following tables contain the components of the pension cost.

	For the Three Months Ended June 30,
($ in thousands)	2022 Pension Plan	2021 Pension Plan	2022 SERP	2021 SERP	2022 Total Both Plans	2021 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	267	104	28	20	295	124
Expected return on plan assets	(288)	(203)	—	—	(288)	(203)
Amortization of net (gain)/loss	180	158	(136)	47	44	205
Net periodic pension cost	$159	59	(108)	67	51	126

	For the Six Months Ended June 30,
($ in thousands)	2022 Pension Plan	2021 Pension Plan	2022 SERP	2021 SERP	2022 Total Both Plans	2021 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	534	410	56	59	590	469
Expected return on plan assets	(576)	(528)	—	—	(576)	(528)
Amortization of net (gain)/loss	360	368	(272)	8	88	376
Net periodic pension cost	$318	250	(216)	67	102	317

The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.

Index
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first six months of 2022 and does not expect to contribute to the Pension Plan in the remainder of 2022.
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2022.

($ in thousands) Description of Financial Instruments	Fair Value at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
U.S. Treasury	$172,195	—	172,195	—
Government-sponsored enterprise securities	60,917	—	60,917	—
Mortgage-backed securities	2,254,549	—	2,254,549	—
Corporate bonds	44,963	—	44,963	—
Total available for sale securities	$2,532,624	—	2,532,624	—

Presold mortgages in process of settlement	$4,655	4,655	—	—

Nonrecurring
Individually evaluated loans	$10,333	—	—	10,333

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
Presold Mortgages in Process of Settlement — The fair value is based on the committed price that an investor has agreed to pay for the loan and is considered a Level 1 input.
Securities Available for Sale — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 in the valuation hierarchy. Most of the fair values for the Company’s Level 2 securities are determined by our third-party bond accounting provider using matrix pricing. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. For the Company, Level 2 securities include U.S. Treasury bonds, mortgage-backed securities, commercial mortgage-backed obligations, government-sponsored enterprise securities, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
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
Foreclosed real estate — Foreclosed real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value. Fair value is measured on a non-recurring basis and is based upon independent market prices or current appraisals that are generally prepared using an income or market valuation approach and conducted by an independent, licensed third party appraiser, adjusted for estimated selling costs (Level 3). Appraisals used in this analysis are generally obtained at least annually based on when the assets were acquired, and thus the appraisals are not necessarily as of the period ends presented. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. For any real estate valuations

Index
subsequent to foreclosure, any excess of the real estate recorded value over the fair value of the real estate is treated as a foreclosed real estate write-down on the Consolidated Statements of Income.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)	Fair Value at June 30, 2022	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$5,557	Appraised value	Discounts applied for estimated costs to sell	10%
Individually evaluated loans - cash-flow dependent	4,776	PV of expected cash flows	Discount rates used in the calculation of the present value ("PV") of expected cash flows	4%-11% (6.59%)

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

The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2022 and December 31, 2021 were as follows:

		June 30, 2022		December 31, 2021
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$85,139	85,139	128,228	128,228
Due from banks, interest-bearing	Level 1	348,964	348,964	332,934	332,934
Securities held to maturity	Level 2	546,410	452,658	513,825	511,699
SBA and other loans held for sale	Level 2	638	688	61,003	62,044
Total loans, net of allowance	Level 3	6,160,989	6,086,338	6,002,926	5,990,235
Accrued interest receivable	Level 1	26,500	26,500	25,896	25,896
Bank-owned life insurance	Level 1	163,831	163,831	165,786	165,786
SBA Servicing Asset	Level 3	4,967	5,302	5,472	5,546

Deposits	Level 2	9,359,748	9,351,423	9,124,629	9,124,701
Borrowings	Level 2	67,445	58,219	67,386	61,295
Accrued interest payable	Level 2	648	648	607	607
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
Note 10 – Stock-Based Compensation
The Company recorded total stock-based compensation expense of $0.6 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $1.2 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. In addition, the Company recognized $149,000 and $191,000 of income tax benefits related to stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively, and $275,000 and $282,000 for the six months ended June 30, 2022 and 2021, respectively.
At June 30, 2022, the sole equity-based compensation plan for the Company was the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of June 30, 2022, the Equity Plan had 374,192 shares remaining available for grant.
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
In addition to employee equity awards, the Company's practice is to grant common shares, valued at approximately $32,000, to each non-employee director (currently 14 in total) in June of each year. Compensation expense associated with these director awards is recognized on the date of award since there are no vesting conditions.
The following table presents information regarding the activity for the first six months of 2022 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	206,331	$35.25
Granted during the period	68,672	38.18
Vested during the period	(52,423)	35.70
Forfeited or expired during the period	(7,115)	31.50
Nonvested at June 30, 2022	215,465	$36.18
Total unrecognized compensation expense as of June 30, 2022 amounted to $5.2 million with a weighted-average remaining term of 2.4 years. For the nonvested awards that are outstanding at June 30, 2022, the Company

Index
expects to record $2.5 million in compensation expense in the next twelve months, $1.3 million of which is expected to be recorded in the remaining quarters of 2022.

Note 11 - Shareholders' Equity

Stock Repurchases

During the first six months of 2022, the Company did not repurchase any shares of the Company's common stock. The Company currently has a $40.0 million repurchase authorization that was announced on February 7, 2022, and expires December 31, 2022.

During the first six months of 2021, the Company repurchased approximately 106,744 shares of the Company's common stock at an average stock price of $37.81 per share, which totaled $4.0 million, under a $20.0 million repurchase authorization announced publicly in January 2021.

Note 12 – Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended June 30,
	2022			2021
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$36,585			$29,285
Less: income allocated to participating securities	(172)			(163)
Basic EPS per common share	$36,413	35,474,664	$1.03	$29,122	28,331,456	$1.03

Diluted EPS:
Net income	$36,585	35,474,664		$29,285	28,331,456
Effect of dilutive securities	—	167,807		—	158,575
Diluted EPS per common share	$36,585	35,642,471	$1.03	$29,285	28,490,031	$1.03

	For the Six Months Ended June 30,
	2022			2021
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$70,554			$57,479
Less: income allocated to participating securities	(326)			(341)
Basic EPS per common share	$70,228	35,476,902	$1.98	$57,138	28,344,633	$2.02

Diluted EPS:
Net income	$70,554	35,476,902		$57,479	28,344,633
Effect of Dilutive Securities	—	164,826		—	169,309
Diluted EPS per common share	$70,554	35,641,728	$1.98	$57,479	28,513,942	$2.02

Index

Note 13 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss for the Company are as follows:

($ in thousands)	June 30, 2022	December 31, 2021
Unrealized loss on securities available for sale	$(323,485)	(32,067)
Deferred tax asset	74,337	7,369
Net unrealized loss on securities available for sale	(249,148)	(24,698)

Postretirement plans liability	(265)	(353)
Deferred tax asset	61	81
Net postretirement plans liability	(204)	(272)

Total accumulated other comprehensive loss	$(249,352)	(24,970)
The following tables disclose the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021 (all amounts are net of tax).

	For the Three Months Ended June 30, 2022
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(164,717)	(238)	(164,955)
Other comprehensive loss before reclassifications	(84,431)	—	(84,431)
Amounts reclassified from accumulated other comprehensive income	—	34	34
Net current-period other comprehensive (loss) income	(84,431)	34	(84,397)

Ending balance	$(249,148)	(204)	(249,352)

	For the Three Months Ended June 30, 2021
($ in thousands)	Unrealized (Loss) Gain on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(2,917)	(1,268)	(4,185)
Other comprehensive income before reclassifications	3,332	—	3,332
Amounts reclassified from accumulated other comprehensive income	—	128	128
Net current-period other comprehensive income	3,332	128	3,460

Ending balance	$415	(1,140)	(725)

Index

	For the Six Months Ended June 30, 2022
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(24,698)	(272)	(24,970)
Other comprehensive loss before reclassifications	(224,450)	—	(224,450)
Amounts reclassified from accumulated other comprehensive income	—	68	68
Net current-period other comprehensive (loss) income	(224,450)	68	(224,382)

Ending balance	$(249,148)	(204)	(249,352)

	For the Six Months Ended June 30, 2021
($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$15,749	(1,399)	14,350
Other comprehensive loss before reclassifications	(15,334)	—	(15,334)
Amounts reclassified from accumulated other comprehensive income	—	259	259
Net current-period other comprehensive (loss) income	(15,334)	259	(15,075)

Ending balance	$415	(1,140)	(725)

Amounts reclassified from accumulated other comprehensive income for rnrealized gain (loss) on securities available for sale represent realized securities gains or losses, net of tax effects. Amounts reclassified from accumulated other comprehensive income for postretirement plans asset (liability) represent amortization of amounts included in accumulated other comprehensive income, net of taxes, and are recorded in the "Other operating expenses" line item of the Consolidated Statements of Income.

Note 14 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2022 and 2021. Items outside the scope of ASC 606 are noted as such.

Index

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Noninterest Income: In-scope of ASC 606:
Service charges on deposit accounts	$3,700	2,824	7,241	5,557
Other service charges and fees:
Bankcard interchange income, net	4,812	4,409	9,523	7,933
Other service charges and fees	1,490	1,160	2,753	2,151
Commissions from sales of insurance and financial products:
Insurance income	—	1,393	—	2,719
Wealth management income	1,151	1,073	2,096	1,937
SBA consulting fees	704	2,187	1,484	4,951
Noninterest income (in-scope of ASC 606)	11,857	13,046	23,097	25,248
Noninterest income (out-of-scope of ASC 606)	5,407	8,328	13,418	16,795
Total noninterest income	$17,264	21,374	36,515	42,043
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
Other service charges and fees: The Company earns interchange income on its customers’ debit and credit card usage and earns fees from other services utilized by its customers. Interchange income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as MasterCard. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange fees are offset with interchange expenses and are presented on a net basis. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, ATM surcharge fees, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
Commissions from the sales of insurance and financial products: The Company earns commissions from the sale of wealth management products and also earned commissions from the sale of insurance policies until the sale of First Bank Insurance Services on June 30, 2021.
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

Index
Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition
Overview and Highlights at and for Three Months Ended June 30, 2022

We earned net income of $36.6 million, or $1.03 diluted EPS, during the three months ended June 30, 2022 compared to net income of $29.3 million, or $1.03 diluted EPS, for the three months ended June 30, 2021.
On October 15, 2021 we acquired Select Bancorp, Inc. ("Select") which was headquartered in Dunn, North Carolina and which contributed total assets of $1.8 billion, total loans of $1.3 billion, and total deposits of $1.6 billion as of the acquisition date. As such, comparisons for the financial periods presented are impacted by our acquisition of Select.
The main drivers to the increase in net income are presented below. Refer also to additional discussion in the Results of Operations section following.
•Net interest income for the second quarter of 2022 was $78.3 million, a 33.2% increase from the $58.8 million recorded in the second quarter of 2021. The increase in net interest income from the prior year period was driven by higher earning assets related to both the Select acquisition and organic growth, offset somewhat by a reduction in net interest margin ("NIM").
•For the three months ended June 30, 2022, we did not record any provision for credit losses based primarily on updated economic forecasts, improving trends, and CECL model assumptions.
•Noninterest income declined $4.1 million, or 19.2%, for the three months ended June 30, 2022 from the prior year period primarily due to a $2.2 million decrease in gains on SBA loan sales, a $1.8 million decrease in mortgage banking income related to lower levels of activity, a $1.5 million decrease in SBA consulting fees due to lower PPP-related revenues, and a $1.3 million decrease in commissions on sales of financial and insurance products due to the sale of substantially all of the assets of our property and casualty insurance agency subsidiary in June 2021. Reductions in noninterest income were substantially offset by higher levels of transactions and number of accounts generating service charge income and bankcard revenue.
•Noninterest expense increased $8.4 million, or 20.5%, for the quarter ended June 30, 2022, as compared to the prior year period driven by higher operating expenses resulting from the Select acquisition.
•Income tax expense increased $1.6 million relative to the higher pre-tax income. The effective tax rates were 20.7% and 21.3% for the second quarter of 2022 and 2021, respectively. The lower effective tax rate in the second quarter of 2022 was related to higher tax exempt income in that quarter relative to taxable income.

Total assets at June 30, 2022 amounted to $10.6 billion, a 0.5% increase from December 31, 2021. The primary balance sheet changes are presented below. Refer also to additional discussion in the Financial Condition section following.
•Total loans amounted to $6.2 billion at June 30, 2022, an increase of $161.5 million, or 2.7%, from year end, due primarily to organic growth partially offset by reductions in PPP loans during the second quarter of 2022.
•Total investment securities decreased $65.2 million from December 31, 2021 to a total of $3.1 billion at June 30, 2022, as cash flows were utilized to fund loan growth.
•Total deposits amounted to $9.4 billion at June 30, 2022, an increase of $235.1 million, or 2.6%, from December 31, 2021. The high core deposit growth experienced since the onset of the pandemic has started to slow in 2022 and the current growth is primarily attributable to our ongoing growth and retention initiatives.
•We remain well-capitalized by all regulatory standards with a total common equity Tier 1 ratio of 12.90% and total risk-based capital ratio of 15.01%.

Index
•Accumulated other comprehensive loss increased $224.4 million related to higher unrealized losses on available for sale securities due to increased market rates experienced in the second quarter of 2022.
Overview and Highlights for Six Months Ended June 30, 2022

Total net income of $70.6 million, or $1.98 diluted EPS, was reported during the six months ended June 30, 2022 compared to net income of $57.5 million, or $2.02 diluted EPS, for the six months ended June 30, 2021. As noted above, the acquisition of Select was completed in the fourth quarter of 2021 impacting the comparisons with the prior year period. The main drivers to the increase in net income are presented below. Refer also to additional discussion in the Results of Operations section following.
•Net interest income for the six months ended June 30, 2022 was $155.1 million, a 36.1% increase from the $114.0 million recorded in the six months ended June 30, 2021. The increase in net interest income from the prior year period was driven by higher earning assets related to both the Select acquisition and organic growth, offset somewhat by a reduction in NIM.
•For the six months ended June 30, 2022, we recorded a provision for credit losses of $3.5 million based on CECL model assumption updates including updated loss driver analyses normally performed in the first quarter of the year. A reversal of the provision for unfunded commitments of $1.5 million was recorded related to fluctuations in the levels and mix of outstanding loans commitments. No provision for credit losses and a $1.9 million provision for unfunded commitments was required in the comparable period of 2021.
•Noninterest income declined $5.5 million, or 13.1%, from the prior year period primarily due to a $5.2 million decrease in mortgage banking income related to lower levels of activity, a $3.5 million decrease in SBA consulting fees due to lower PPP-related revenues, and a $2.6 million decrease in commissions on sales of financial and insurance products due to the sale of substantially all of the assets of our property and casualty insurance agency subsidiary in June 2021. Reductions in noninterest income were substantially offset by higher levels of transactions and number of accounts generating service charge income and bankcard revenue.
•Noninterest expense increased $19.8 million, or 24.4%, for the six months ended June 30, 2022 as compared to the same period in the prior year. Included in the six months ended June 30, 2022 was $4.2 million in merger and acquisition expenses primarily related to computer system conversion costs. The balance of the increase in noninterest expenses was driven by higher operating expenses resulting from the Select acquisition.
•Income tax expense increased $2.7 million relative to the higher pre-tax income. The effective tax rates were 20.6% and 21.3% for the six months ended June 30, 2022 and 2021, respectively. The lower effective tax rate for the six months ended June 30, 2022 was related to higher tax exempt income in that quarter relative to taxable income.

Impact of COVID-19
Our market areas and local economies continue to show signs of recovery from the impact of the COVID-19 pandemic, However, the current pandemic is ongoing and dynamic in nature, and there are many related uncertainties, including, among other things, its severity and new variants that have and may continue to arise; its ultimate duration and infection spikes that may occur; its impact on our customers, employees and vendors; its impact on the financial services and banking industry; actions that may be taken by governmental authorities and other third parties in response to the COVID-19 pandemic; and its ongoing impact on the economy as a whole.
We have not realized significant negative impact on our loan portfolio or asset quality and all COVID-19 deferral status loans returned to regular payment schedules in 2021. While the economic pressures and uncertainties arising from the COVID-19 pandemic have resulted in, and may continue to result in, specific changes in consumer and business spending and borrowing habits, we have seen improvements in many industries in which we have loan exposure including retail/strip shopping centers, hotels/lodging, restaurants, entertainment, and commercial real estate.

Index
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
Allowance for Credit Losses on Loans and Unfunded Commitments
The allowance for credit losses ("ACL") represents management’s current estimate of credit losses for the remaining estimated life of financial instruments. We perform periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the portfolio. We believe the accounting estimate related to the ACL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for credit losses and net income; (2) it requires management to predict borrowers’ likelihood or capacity to repay, including evaluation of inherently uncertain future economic conditions; (3) the value of underlying collateral must be estimated on collateral-dependent loans; (4) prepayment activity must be projected to estimate the life of loans that often are shorter than contractual terms; and (5) it requires estimation of a reasonable and supportable forecast period for credit losses. Accordingly, this is a highly subjective process and requires significant judgment since it is difficult to evaluate current and future economic conditions in relation to an overall credit cycle and estimate the timing and extent of loss events that are expected to occur prior to end of a loan’s estimated life.
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
Purchased credit deteriorated ("PCD") loans represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination as of the acquisition date. At acquisition, an allowance on PCD assets is booked directly to the ACL. Any subsequent changes in the ACL on PCD assets is recorded through the provision for credit losses.
We believe that the ACL is adequate to absorb the expected life of loan credit losses on the portfolio of loans as of the balance sheet date. Actual losses incurred may differ materially from our estimates.
We estimate expected credit losses on unfunded commitments to extend credit over the contractual period in which we are exposed to credit risk on the underlying commitments, unless the obligation is unconditionally cancellable. The allowance for off-balance sheet credit exposures, which is included in "Other liabilities" on the Consolidated Balance Sheets, is adjusted for as an increase or decrease to the provision for unfunded commitments. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The methodology is based on a loss rate approach that starts with the probability of funding based on historical experience. Similar to methodology discussed above related to the loans receivable portfolio, adjustments are made to the historical losses for current conditions and reasonable and supportable forecast.
Goodwill and Other Intangible Assets
We believe that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. Accounting Standards Codification 350-10 establishes standards for the amortization of acquired intangible assets, generally over the estimated useful life of the related assets, and impairment assessment of goodwill. At June 30, 2022, we had core deposit and other intangibles of $15.4 million subject to amortization and $364.3 million of goodwill, which is not subject to amortization.
Goodwill arising from business combinations represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the

Index
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
Net interest income for the three months ended June 30, 2022 amounted to $78.3 million, an increase of $19.5 million, or 33.2%, from the $58.8 million recorded in the second quarter of 2021. Net interest income on a tax-equivalent basis for the three months ended June 30, 2022 amounted to $78.9 million, an increase of $19.7 million, or 33.2%, from the $59.3 million recorded in the second quarter of 2021. For internal purposes, we evaluate our NIM on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income then dividing by total average earning assets. We believe that analysis of NIM on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.
The following table presents an analysis of net interest income for the three months ended June 30, 2022 and 2021.

Index

Average Balances and Net Interest Income Analysis
	For the Three Months Ended June 30,
	2022			2021
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$6,149,174	4.24%	$65,077	$4,679,119	4.48%	$52,295
Taxable securities	3,137,383	1.71%	13,385	2,157,475	1.45%	7,789
Non-taxable securities	299,982	1.48%	1,104	131,692	1.45%	474
Short-term investments, primarily interest-bearing cash	363,119	0.97%	881	418,321	0.56%	581
Total interest-earning assets	9,949,658	3.24%	80,447	7,386,607	3.32%	61,139

Cash and due from banks	125,545			85,742
Premises and equipment	135,553			123,172
Other assets	305,992			370,260
Total assets	$10,516,748			$7,965,781

Liabilities
Interest-bearing checking	$1,541,768	0.05%	$210	$1,278,969	0.07%	$225
Money market deposits	2,567,138	0.11%	731	1,776,344	0.18%	799
Savings deposits	745,496	0.06%	106	582,081	0.08%	112
Time deposits >$100,000	525,028	0.29%	378	526,706	0.52%	681
Other time deposits	293,421	0.22%	160	218,463	0.33%	182
Total interest-bearing deposits	5,672,851	0.11%	1,585	4,382,563	0.18%	1,999
Borrowings	67,418	3.52%	592	61,312	2.49%	381
Total interest-bearing liabilities	5,740,269	0.15%	2,177	4,443,875	0.21%	2,380

Noninterest-bearing checking	3,664,764			2,568,960
Other liabilities	20,638			58,968
Shareholders’ equity	1,091,077			893,978
Total liabilities and shareholders’ equity	$10,516,748			$7,965,781

Net yield on interest-earning assets and net interest income		3.16%	$78,270		3.19%	$58,759
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.18%	$78,939		3.22%	$59,276

Interest rate spread		3.09%			3.11%

Average prime rate		3.94%			3.25%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization (including deferred PPP fees), in the amounts of $1.3 million, and $2.2 million for three months ended June 30, 2022 and 2021, respectively.
(2) Includes accretion of discount on acquired and SBA loans of $2.3 million and $3.6 million for three months ended June 30, 2022 and 2021, respectively.
(3)   Includes tax-equivalent adjustments of $669,000 and $517,000 for three months ended June 30, 2022 and 2021, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, net interest income grew $19.5 million for the three months ended June 30, 2022 from the comparable period of the prior year. Higher earning asset volumes, from both organic growth and the Select acquisition, drove the increase. Lower rates on interest-bearing liabilities contributed to higher net interest income while lower yields on interest-earning assets partially offset the increases.
•Average loan volumes for the three months ended June 30, 2022 were $1.5 billion higher than the same period in 2021. Higher volumes were partially offset by lower interest rates on loans related to loans originated during the low market rate environment during 2021, resulting in an increase in loan interest income of $12.8 million.
•Higher average volume of $1.1 billion on total securities resulted in an increase of $6.2 million in interest income for the three months ended June 30, 2022 when compared to the same period in 2021. Also contributing to the increase in interest income was the higher yields on the portfolio as reinvestment rates increased between the periods.
•Lower interest rates paid on deposits drove a $0.4 million decrease in deposit interest expense for the three months ended June 30, 2022 compared to the same period in 2021. Reductions in rates on deposits more than offset the $1.3 billion increase in average volume for total interest-bearing deposits.
•The reduction in NIM was in large part the result of general low market rate environment through most of 2021 and the shift of earning asset mix to lower yielding investment securities from loans as excess liquidity was deployed to securities.

Net interest income for the six months ended June 30, 2022 amounted to $155.1 million, an increase of $41.2 million, or 36.1%, from the $114.0 million recorded in the six months ended June 30, 2021. Net interest income on a tax-equivalent basis for the six months ended June 30, 2022 amounted to $156.5 million, an increase of $41.6 million, or 36.2%, from the $115.0 million recorded in the six months ended June 30, 2021. For internal purposes, we evaluate our NIM on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income then dividing by total average earning assets. We believe that analysis of NIM on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.
The following table presents an analysis of net interest income for the six months ended June 30, 2022 and 2021.

Index

Average Balances and Net Interest Income Analysis
	For the Six Months Ended June 30,
	2022			2021
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$6,100,246	4.27%	$129,279	$4,681,604	4.45%	$103,368
Taxable securities	3,066,772	1.75%	26,595	1,906,549	1.45%	13,702
Non-taxable securities	294,257	1.47%	2,152	99,622	1.62%	797
Short-term investments, primarily interest-bearing cash	420,671	0.73%	1,530	456,066	0.57%	1,281
Total interest-earning assets	9,881,946	3.26%	$159,556	7,143,841	3.36%	119,148

Cash and due from banks	120,691			83,486
Premises and equipment	135,768			122,485
Other assets	401,660			373,472
Total assets	$10,540,065			$7,723,284

Liabilities
Interest bearing checking	$1,558,950	0.06%	$434	$1,241,662	0.08%	$491
Money market deposits	2,586,527	0.12%	1,584	1,713,714	0.20%	1,717
Savings deposits	733,769	0.06%	214	560,550	0.09%	242
Time deposits >$100,000	553,346	0.29%	808	540,865	0.57%	1,539
Other time deposits	295,981	0.22%	316	221,239	0.36%	398
Total interest-bearing deposits	5,728,573	0.12%	3,356	4,278,030	0.21%	4,387
Borrowings	67,400	3.15%	1,052	61,356	2.51%	764
Total interest-bearing liabilities	5,795,973	0.15%	4,408	4,339,386	0.24%	5,151

Noninterest bearing checking	3,550,741			2,436,138
Other liabilities	43,098			57,895
Shareholders’ equity	1,150,253			889,865
Total liabilities and shareholders’ equity	$10,540,065			$7,723,284

Net yield on interest-earning assets and net interest income		3.17%	$155,148		3.22%	$113,997
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.19%	$156,514		3.24%	$114,956

Interest rate spread		3.11%			3.12%

Average prime rate		3.62%			3.25%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization (including deferred PPP fees), in the amounts of $2.6 million, and $5.6 million for six months ended June 30, 2022 and 2021, respectively.
(2) Includes accretion of discount on acquired and SBA loans of $4.6 million and $5.0 million for six months ended June 30, 2022 and 2021, respectively.
(3)   Includes tax-equivalent adjustments of $1.4 million and $1.0 million for six months ended June 30, 2022 and 2021, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense

Index
Overall, as demonstrated in the table above, net interest income grew $41.2 million for the six months ended June 30, 2022 from the comparable period of the prior year. Higher earning asset volumes, from both organic growth and the Select acquisition, and lower rates on interest-bearing liabilities, which were partially offset by lower yields on interest-earning assets, drove the increase.
•Average loan volumes for the six months ended June 30, 2022 were $1.4 billion higher than the same period in 2021. Higher volumes were partially offset by lower interest rates on loans related to the low market rate environment experienced during 2021, resulting in an increase in loan interest income of $25.9 million.
•Higher average volume of $1.4 billion on total securities resulted in an increase of $14.2 million in interest income for the six months ended June 30, 2022 when compared to the same period in 2021. Also contributing to the increase in interest income was the higher yields on the taxable portfolio as reinvestment rates increased between the periods.
•Lower interest rates paid on deposits drove a $1.0 million decrease in deposit interest expense for the six months ended June 30, 2022 compared to the same period in 2021. Reductions in rates on deposits more than offset the $1.5 billion increase in average volume for total interest-bearing deposits.
•The reduction in NIM was in large part a result of a general low market rate environment through most of 2021 and the shift of earning asset mix to lower yielding investment securities from loans as excess liquidity was deployed to securities.

Our NIM for all periods benefited from net accretion income, primarily associated with purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each time period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest income – increased by accretion of loan discount on acquired loans	$1,545	2,913	3,216	3,665
Interest income - increased by accretion of loan discount on retained SBA loans	730	718	1,397	1,307
Total interest income impact	2,275	3,631	4,613	4,972
Interest expense – reduced by premium amortization of deposits	168	11	402	27
Interest expense – increased by discount accretion of borrowings	(53)	(44)	(126)	(88)
Total net interest expense impact	115	(33)	276	(61)
Total impact on net interest income	$2,390	3,598	4,889	4,911
The decrease in loan discount accretion on purchased loans for both the three months and the six months ended June 30, 2022 as compared to the same periods in the prior year is related to accelerated accretion recorded in 2021 on the payoffs of five former failed-bank loans. Generally the level of loan discount accretion will decline each year due to the natural paydowns in acquired loan portfolios. At June 30, 2022 and 2021, unaccreted loan discount on purchased loans amounted to $14.0 million and $5.3 million, respectively.
In addition to the loan discount accretion recorded on acquired loans, we record accretion on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market. The level of SBA loan discount accretion will vary relative to fluctuations in the SBA loan portfolio. At June 30, 2022 and 2021, unaccreted loan discount on SBA loans amounted to $5.4 million and $7.0 million, respectively.
Amortization of net deferred loan fees also impacts interest income. During the six months ended June 30, 2022, we amortized net deferred PPP fees of $2.3 million as interest income compared to $5.7 million for the six months ended June 30, 2021. At June 30, 2022, we had $284,000 in remaining deferred PPP origination fees that will be recognized over the lives of the loans, with accelerated amortization expected to result from the loan forgiveness process.

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
The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under CECL. No provision for credit losses was recorded for the three months ended June 30, 2022 based on improving trends, and $3.5 million was recorded for the six months ended June 30, 2022 based on updated economic forecasts and updated loss driver analyses normally performed in the first quarter of the year. Also based on the CECL model results and improving asset quality trends, no provision was required for the three and six months ended June 30, 2021. No provision for unfunded commitments was recorded for the three months ended June 30, 2022, and a reversal provision of $1.5 million was recorded for the six months ended June 30, 2022, related primarily to the fluctuations in the levels and mix of outstanding loan commitments. There was $1.9 million provision for unfunded commitments for the three and six months ended June 30, 2021.
Additional discussion of our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses and Loan Loss Experience" sections following.
Noninterest Income
Our noninterest income amounted to $17.3 million and $21.4 million for the three months ended June 30, 2022 and 2021, respectively, and $36.5 million and $42.0 million for the six months ended June 30, 2022 and 2021, respectively. Included in noninterest income was nonrecurring amounts totaling $1.6 million and $1.5 million in other gains for the three months ended June 30, 2022 and 2021, respectively, and $3.2 million and $ 1.5 million in other gains for the six months ended June 30, 2022 and 2021, respectively. The following table presents the primary components of noninterest income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Service charges on deposit accounts	$3,700	2,824	7,241	5,557
Other service charges and fees - bankcard interchange income, net	4,812	4,409	9,523	7,933
Other service charges and fees - other	3,070	2,087	5,364	4,085
Fees from presold mortgage loans	454	2,274	1,575	6,818
Commissions from sales of insurance and financial products	1,151	2,466	2,096	4,656
SBA consulting fees	704	2,187	1,484	4,951
SBA loan sale gains	841	2,996	4,102	5,326
Bank-owned life insurance ("BOLI") income	942	614	1,918	1,234
Other gains, net	1,590	1,517	3,212	1,483
Noninterest income	$17,264	21,374	36,515	42,043
Service charges on deposit accounts increased $0.9 million, or 31%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, and increased $1.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was driven by the higher number of new customers and transaction accounts generating fees from both organic growth and the Select acquisition.
Other service charges and fees - bankcard interchange income, net represents interchange income from debit and credit card transactions, net of associated interchange expense, and increased $0.4 million, or 9%, for the three months ended June 30, 2022 as compared to the prior year period, and increased $1.6 million for the six months ended June 30, 2022 compared to the prior year period. The growth in card usage by our customers is related to the higher volume of outstanding cards giving rise to increased transaction volume as well as customer payment preferences. Because the Company exceeded $10 billion in total assets at December 31, 2021, it is expected that bankcard revenue will be adversely impacted by the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 limit on debit card interchange fees beginning July 1, 2022.

Index
Other service charges and fees - other includes items such as SBA guarantee servicing fees and related servicing rights amortization, ATM charges, wire transfer fees, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The increase in this line item for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 of $1.0 million, or 47%, and the increase of $1.3 million for the six months ended June 30, 2022 compared to the prior year period, was primarily due to growth in the number of accounts and related transaction activity, as well as the Bank's deposit base increases.
Fees from presold mortgage loans amounted to $0.5 million for the three months ended June 30, 2022, a decline of $1.8 million, or 80%, from the same time period in 2021, and a $5.2 million decrease for the six months ended June 30, 2022 compared to the prior year period. The decrease was due to the general increase in market interest rates and related decline in home mortgage refinancings and new originations during 2022 as compared to the prior year.
Commissions from sales of insurance and financial products for the three months ended June 30, 2022 decreased $1.3 million from the same period in 2021, and decreased $2.6 million for the six months ended June 30, 2022 compared to the prior year period. The decreases were due to the sale of the majority of the assets of our property and casualty insurance subsidiary in June 2021.
SBA consulting fees decreased for the three months ended June 30, 2022, compared to the same period in 2021 by $1.5 million, or 68%, which was directly related to the wind-down of the PPP loan program and lower related revenues earned in the current period. SBA consulting services decreased $3.5 million for the six months ended June 30, 2022 compared to the prior year period.
SBA loan sale gains decreased $2.2 million, or 72%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 relating to the timing of sales and the volume of originated loans available to be sold in each period. SBA loan sale gains decreased $1.2 million for the six months ended June 30, 2022 compared to the prior year period.
Other gains, net for the three months and six months ended June 30, 2022 are primarily related to death benefits realized on BOLI policies. Other gains, net for the comparable periods of 2021 are primarily related to the sale of the the majority of the assets of our property and casualty insurance subsidiary in June 2021.
Noninterest Expenses
Noninterest expenses totaled $49.4 million and $41.0 million for the three months ended June 30, 2022 and 2021, respectively, and $100.9 million and $81.1 million for the six months ended June 30, 2022 and 2021, respectively. Included in noninterest expense was nonrecurring merger and acquisition costs totaling $0.7 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively. Merger and acquisition costs totaled $4.2 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. The following table presents the primary components of noninterest expense.

Index

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Salaries	$23,799	21,187	47,253	41,318
Employee benefits	6,310	4,084	11,888	8,658
Total personnel expense	30,109	25,271	59,141	49,976
Occupancy expense	3,122	2,668	6,506	5,572
Equipment related expenses	1,514	1,053	2,818	2,098
Merger and acquisition expenses	737	411	4,221	411
Amortization of intangible assets	953	845	1,970	1,742
Credit card rewards and other expenses	970	1,116	2,213	2,192
Telephone and data lines	855	740	1,790	1,490
Software costs	1,288	1,502	2,862	2,709
Data processing expense	1,920	1,357	4,022	2,699
Advertising and marketing expense	884	620	1,795	1,230
Foreclosed property gains, net	(292)	(173)	(372)	(16)
Non-credit losses	488	276	1,090	461
Other operating expenses	6,850	5,299	12,807	10,486
Total	$49,398	40,985	100,863	81,050
In general, the increase in noninterest expenses was driven by higher operating expenses from personnel, locations, number of accounts, and higher level of activity resulting from the Select acquisition completed in the fourth quarter of 2021. Merger and acquisition expenses amounted to $4.2 million for the six months ended June 30, 2022 and primarily related to core system conversion costs incurred in the Select acquisition.
Total personnel expense increased $4.8 million, or 19%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Total personnel expense increased $9.2 million for the six months ended June 30, 2022 compared to the prior year period. The increase for each period was a direct result of the incremental increase in the number of associates from the Select acquisition, combined with regular annual salary increases. Also contributing to the increases were higher insurance claims and costs in the 2022 compared to the prior year.
Income Taxes
We recorded income tax expense of $9.6 million for the three months ended June 30, 2022 and $7.9 million for the three months ended June 30, 2021. Our effective tax rates declined to 20.7% from 21.3% for the three months ended June 30, 2022 and 2021, respectively. The lower effective tax rate in the second quarter of 2022 was related to higher tax-exempt income in that quarter relative to taxable income.
We recorded income tax expense of $18.2 million and $15.6 million for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rates declined to 20.6% from 21.3% for the six months ended June 30, 2022 and 2021, respectively. The lower effective tax rate for the six months ended June 30, 2022 was related to higher tax-exempt income in the time period relative to taxable income.

FINANCIAL CONDITION
Total assets at June 30, 2022 amounted to $10.6 billion, a 0.5% increase from December 31, 2021. Total loans at June 30, 2022 amounted to $6.2 billion, a 2.7% increase from December 31, 2021, and total deposits amounted to $9.4 billion, a 2.6% increase from December 31, 2021.
For the six months ended June 30, 2022, loans increased $161.5 million, or 2.7%, related primarily to core growth partially offset by forgiveness of PPP loans. We experienced organic growth in most of our loan categories, with commercial real estate and 1-4 family first mortgage categories experiencing the largest growth. The mix of our loan portfolio remained substantially the same at June 30, 2022 compared to December 31, 2021. The majority of our real estate loans were personal and commercial loans where real estate provides additional security for the

Index
loan. Note 4 to the consolidated financial statements presents additional detailed information regarding our mix of loans.
For the six months ended June 30, 2022, we continued to experience growth in our deposit base, with total deposits increasing by $235.1 million, or 2.6%, from December 31, 2021. Deposit growth was primarily in transaction accounts (checking and money market products), which we believe to be related to our ongoing deposit growth initiatives, as well as stimulus funds and changes in customer behaviors remaining from the pandemic. We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.
Nonperforming Assets
Nonperforming assets include nonaccrual loans, TDRs, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

$ in thousands	June 30, 2022	December 31, 2021
Nonperforming assets
Nonaccrual loans	$28,715	34,696
TDRs – accruing	11,771	13,866
Accruing loans >90 days past due	—	1,004
Total nonperforming loans	40,486	49,566
Foreclosed real estate	658	3,071
Total nonperforming assets	$41,144	52,637

Asset Quality Ratios
Nonaccrual loans to total loans	0.46%	0.57%
Nonperforming loans to total loans	0.65%	0.82%
Nonperforming assets to total loans and foreclosed properties	0.66%	0.87%
Nonperforming assets to total assets	0.39%	0.50%
Allowance for credit losses to nonaccrual loans	202.99%	158.96%

As shown in the table above, nonperforming assets decreased from December 31, 2021 to June 30, 2022, with improvements noted in all categories. At June 30, 2022, total nonaccrual loans amounted to $28.7 million, compared to $34.7 million at December 31, 2021. "Real estate-mortgage-commercial and other" is the largest category of nonaccrual loans, at $11.9 million, or 42%, of total nonaccrual loans, followed by "Commercial, financial, and agricultural" at $11.4 million, or 40%, of total nonaccrual loans. Included in those categories are nonaccrual SBA loans totaling $15.8 million at June 30, 2022, or 55%, of total nonaccrual loans, that have $6.2 million in guarantees from the SBA.
TDRs are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At June 30, 2022, total accruing TDRs amounted to $11.8 million, compared to $13.9 million at December 31, 2021, with the decrease being attributed to three large commercial TDRs paying off during the period.

As reflected in Note 4 to the financial statements, total classified loans declined 11.1% to $49.8 million at June 30, 2022 compared to $56.0 million at December 31, 2021. Special mention loans decreased from $43.1 million at December 31, 2021 to $36.2 million at June 30, 2022. The majority of the improvements were in the commercial real estate and 1-4 family mortgage categories.
Total foreclosed real estate amounted to $0.7 million at June 30, 2022 and $3.1 million at December 31, 2021. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and favorable overall asset quality. During the six months ended June 30, 2022, we recorded sales of six foreclosed

Index
properties partially offset by the addition of one foreclosed property. We believe that the fair values of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. The following table presents the detail of all of our foreclosed real estate at each period end.

($ in thousands)	At June 30, 2022	At December 31, 2021
Vacant land and farmland	$103	104
1-4 family residential properties	555	1,231
Commercial real estate	—	1,736
Total foreclosed real estate	$658	3,071

Allowance for Credit Losses and Loan Loss Experience
Our ACL is based on the total amount of loan losses that are expected over the remaining life of the loan portfolio. Our estimate of credit losses on loans is determined using a complex model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses. The ACL is measured on a collective pool basis when similar risk characteristics exist based primarily on discounted cash flows computed for each loan in a pool based on its individual characteristics. When we determine that foreclosure is probable or when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the ACL.
We have no foreign loans and few agricultural loans, and do not engage in significant lease financing or highly leveraged transactions. Commercial loans are diversified among a variety of industries. The majority of our real estate loans are primarily personal and commercial loans where real estate provides additional security for the loan. Collateral for virtually all of these loans is located within our principal market area.
For the six months ended June 30, 2022, we recorded a provision for credit losses of $3.5 million based on our CECL model assumption updates and the recalibration of the model to include the historical loss rates from the Select acquired portfolio. A reversal of the provision for unfunded commitments of $1.5 million was recorded for that period related to fluctuations in the levels and mix of outstanding loans commitments. For the comparable period of 2021, based on our loan portfolio mix and economic forecast updates, no provision for credit losses and a $1.9 million provision for unfunded commitments were required.
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, ACL, charge-offs and recoveries, and key ratios.

Index

Loan Ratios, Loss and Recovery Experience
($ in thousands)	Six Months Ended June 30, 2022	Twelve Months Ended December 31, 2021	Six Months Ended June 30, 2021
Loans outstanding at end of period	$6,243,170	6,081,715	4,782,064
Average amount of loans outstanding	6,100,246	5,018,391	4,681,604
Allowance for credit losses, at period end	82,181	78,789	65,022

Total charge-offs	(2,803)	(7,602)	(4,448)
Total recoveries	2,695	4,922	2,507
Net charge-offs	$(108)	(2,680)	(1,941)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.00%	0.05%	0.08%
Allowance for credit losses as a percent of loans at end of period	1.32%	1.30%	1.36%
Recoveries of loans previously charged-off as a percent of loans charged-off	96.15%	64.75%	56.36%

In addition to the ACL on loans, we maintain an allowance for lending-related commitments such as unfunded loan commitments. We estimate expected credit losses associated with these commitments over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for unfunded commitments expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for unfunded commitments of $12.0 million and $13.5 million at June 30, 2022 and December 31, 2021, respectively, is classified on the balance sheet within "Other liabilities". We recorded a reversal provision for credit losses on unfunded commitments of $1.5 million during the six months ended June 30, 2022 primarily relating to the fluctuations in the levels and mix of outstanding loan commitments.
We believe the ACL is adequate at each period end presented. It must be emphasized, however, that the determination of the allowances using our procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the ACL or future charges to earnings. See “Critical Accounting Policies – Allowance for Credit Losses on Loans and Unfunded Commitments” in Note 1 to the 2021 Annual Report on Form 10-K filed with the SEC for more information.
In addition, various regulatory agencies, as an integral part of their examination process, periodically review our ACL and value of other real estate. Such agencies may require us to recognize adjustments to the allowance or the carrying value of other real estate based on their judgments about information available at the time of their examinations.
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
In addition to internally generated liquidity sources, we have the ability to obtain borrowings under: 1) an approximately $858 million line of credit with the FHLB (of which $1.9 million and $2.0 million were outstanding at June 30, 2022 and December 31, 2021, respectively); 2) a $150 million federal funds line with a correspondent bank

Index
(of which none was outstanding at June 30, 2022 or December 31, 2021); and 3) an approximately $169 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which none was outstanding at June 30, 2022 or December 31, 2021). Unused and available lines of credit amounted to $1.2 billion at June 30, 2022.
Our overall liquidity is essentially the same as at December 31, 2021 with our liquid assets (cash and securities) as a percentage of our total deposits and borrowings at 30.5% at June 30, 2022. We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future.
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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2022, and have no current plans to do so.

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
The capital standards require us to maintain minimum ratios of “Common Equity Tier 1” capital to total risk-weighted assets, “Tier 1” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common Equity Tier 1 capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital is comprised of Common Equity Tier 1 capital plus Additional Tier 1 Capital, which includes non-cumulative perpetual preferred stock and trust preferred securities. Total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our ACL. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FRB regulations.
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
At June 30, 2022, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated.

Index

	June 30, 2022	December 31, 2021
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	12.90%	12.53%
Minimum required Common Equity Tier 1 capital	7.00%	7.00%

Tier I capital to Tier 1 risk weighted assets	13.76%	13.42%
Minimum required Tier 1 capital	8.50%	8.50%

Total risk-based capital to Tier II risk weighted assets	15.01%	14.67%
Minimum required total risk-based capital	10.50%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	9.95%	9.39%
Minimum required Tier 1 leverage capital	4.00%	4.00%
First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At June 30, 2022, First Bank exceeded the minimum ratios established by the regulatory authorities.

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
Our exposure to interest rate risk is analyzed on a regular basis by management using standard "gap" reports (which measure the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period), maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” or "ramped" interest rate scenarios. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (our NIM), even during periods of changing interest rates. Over the past five calendar years, our NIM has ranged from a low of 3.16% (realized in 2021) to a high of 4.09% (realized in 2018). The 93 basis point fluctuation in NIM between the high and low point during this period was a direct result of the FRB monetary policy enacted at the beginning of the COVID-19 pandemic resulting in a reduction in short-term market interest rates totaling 150 basis points in March 2020. During the first six months of 2022, the FRB implemented monetary policy to combat inflationary conditions and increased short-term rates 175 basis points, with the anticipation of additional rate increases to occur throughout 2022.
There has be no significant change in the Company-estimated net interest income sensitivity from December 31, 2021. Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at June 30, 2022, we had approximately $3.2 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In

Index
addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year as of June 30, 2022 were deposits totaling $4.9 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.
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
The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. Actions taken by the FRB at the beginning of the pandemic resulted in a very low and flat interest rate curve environment. Recent actions to raise short-term interest rates have resulted in a some steepening of the yield curve on the short end (within 1 year). However, the longer end of the curve continues to be flat to slightly inverted (between 1 and 10 years). A flat interest rate curve is an unfavorable interest rate environment for many financial institutions, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, the profit spread we realize between loan yields and deposit rates narrows, which pressures our net interest margin.

Assuming that short term rates continue to rise over the next 12 months, we may see some benefit to our net interest margin from raising rates if we are able to maintain stable funding costs. Our experience historically has been that our demand deposit accounts have lagged the timing and amount of general market increases. However, we expect continued pressure on net interest margin from market competition for quality loans and the current mix of out earning assets in lower yielding investment securities.
Inflation
Because the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation as discussed above under Interest Rate Risk. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. The effect of inflation on banks is normally not as significant as its influence on those businesses that have large investments in plant and inventories. During periods of high inflation as we have recently experienced, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans, and deposits. Also, general increases in the price of goods and services will result in increased operating expenses.
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

Index
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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 to April 30, 2022	—	$—	—	$40,000,000
May 1, 2022 to May 31, 2022	—	—	—	$40,000,000
June 1, 2022 to June 30, 2022	—	—	—	$40,000,000
Total	—	—	—	$40,000,000
(1)All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On February 7, 2022, the Company reported the authorization of a $40 million repurchase program with an expiration date of December 31, 2022. As of June 30, 2022, the Company had the remaining authorization to repurchase up to $40 million of the Company's stock.

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

2.f
Merger Agreement between First Bancorp and GrandSouth Bancorporation dated June 21, 2022 was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 21, 2022, and is incorporated herein by reference.

3.a
Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010 (Commission File No. 333-167856), and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 14, 2022, and are incorporated herein by reference.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Chief Financial Officer, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 5, 2022	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

August 5, 2022	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

August 5, 2022	BY:/s/ Blaise B. Buczkowski
Blaise B, Buczkowski Executive Vice President and Chief Accounting Officer