Form 10-Q
period 2022-09-30
FIRST BANCORP /NC/
filed 2022-11-07
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on October 31, 2022 was 35,711,754.

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

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands)	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and due from banks, noninterest-bearing	$83,050	128,228
Due from banks, interest-bearing	186,465	332,934
Total cash and cash equivalents	269,515	461,162

Securities available for sale	2,338,215	2,630,414
Securities held to maturity (fair values of $418,599 and $511,699)	544,193	513,825

Presold mortgages in process of settlement at fair value	3,233	19,257
SBA and other loans held for sale	477	61,003

Loans	6,525,286	6,081,715
Allowance for credit losses on loans	(86,587)	(78,789)
Net loans	6,438,699	6,002,926

Premises and equipment	134,288	136,092
Operating right-of-use lease assets	19,230	20,719
Accrued interest receivable	25,332	25,896
Goodwill	364,263	364,263
Other intangible assets	13,887	17,827
Foreclosed properties	658	3,071
Bank-owned life insurance	164,793	165,786
Other assets	199,079	86,660
Total assets	$10,515,862	10,508,901

LIABILITIES
Deposits: Noninterest-bearing checking accounts	$3,748,207	3,348,622
Interest-bearing checking accounts	5,481,064	5,776,007
Total deposits	9,229,271	9,124,629
Borrowings	226,476	67,386
Accrued interest payable	881	607
Operating lease liabilities	19,847	21,192
Other liabilities	54,890	64,512
Total liabilities	9,531,365	9,278,326

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none as of September 30, 2022 and December 31, 2021	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 35,711,754 shares and 35,629,177 shares as of September 30, 2022 and December 31, 2021, respectively	724,694	722,671
Retained earnings	617,839	532,874
Stock in rabbi trust assumed in acquisition	(1,585)	(1,803)
Rabbi trust obligation	1,585	1,803
Accumulated other comprehensive loss	(358,036)	(24,970)
Total shareholders’ equity	984,497	1,230,575
Total liabilities and shareholders’ equity	$10,515,862	10,508,901
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data - unaudited)	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$72,239	50,957	201,518	154,325
Interest on investment securities:
Taxable interest income	13,450	8,383	40,045	22,085
Tax-exempt interest income	1,115	686	3,267	1,483
Other, principally overnight investments	1,486	528	3,016	1,809
Total interest income	88,290	60,554	247,846	179,702
INTEREST EXPENSE
Interest on deposits	1,848	1,626	5,204	6,013
Interest on borrowings	1,108	375	2,160	1,139
Total interest expense	2,956	2,001	7,364	7,152

Net interest income	85,334	58,553	240,482	172,550
Provision for (reversal of) credit losses	5,100	(1,400)	8,600	(1,400)
Provision for (reversal of) unfunded commitments	300	1,049	(1,200)	2,988
Total provision for credit losses	5,400	(351)	7,400	1,588
Net interest income after provision for credit losses	79,934	58,904	233,082	170,962
NONINTEREST INCOME
Service charges on deposit accounts	4,166	3,209	11,407	8,766
Other service charges and fees	6,312	6,464	21,200	18,482
Fees from presold mortgage loans	376	2,096	1,951	8,914
Commissions from sales of insurance and financial products	1,391	1,198	3,487	5,854
SBA consulting fees	479	1,128	1,963	6,079
SBA loan sale gains	479	1,655	4,581	6,981
Bank-owned life insurance income	962	711	2,880	1,945
Other gains, net	2,747	50	5,958	1,533
Total noninterest income	16,912	16,511	53,427	58,554
NONINTEREST EXPENSES
Salaries expense	24,416	20,651	71,669	61,969
Employee benefits expense	4,156	4,447	16,044	13,105
Total personnel expense	28,572	25,098	87,713	75,074
Occupancy expense	3,175	2,618	9,681	8,190
Equipment related expenses	1,672	1,125	4,490	3,223
Merger and acquisition expenses	548	254	4,769	665
Intangibles amortization expense	889	695	2,859	2,437
Foreclosed property losses (gains), net	—	23	(372)	7
Other operating expenses	13,844	11,004	40,423	32,271
Total noninterest expenses	48,700	40,817	149,563	121,867

Income before income taxes	48,146	34,598	136,946	107,649
Income tax expense	10,197	6,955	28,443	22,527

Net income	$37,949	27,643	108,503	85,122

Earnings per common share:
Basic	$1.06	0.97	3.04	2.99
Diluted	1.06	0.97	3.04	2.99

Dividends declared per common share	$0.22	0.20	0.66	0.60

Weighted average common shares outstanding:
Basic	35,469,001	28,385,912	35,474,239	28,358,393
Diluted	35,703,446	28,515,328	35,662,527	28,514,405
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands - unaudited)	2022	2021	2022	2021
Net income	$37,949	27,643	108,503	85,122
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale:
Unrealized (losses) gains arising during the period	(141,155)	3,673	(432,573)	(16,236)
Tax benefit (expense)	32,437	(844)	99,405	3,731
Postretirement Plans:
Amortization of unrecognized net actuarial loss	44	109	132	485
Tax (expense) benefit	(10)	5	(30)	(112)
Other comprehensive (loss) income	(108,684)	2,943	(333,066)	(12,132)
Comprehensive (loss) income	$(70,735)	30,586	(224,563)	72,990
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended September 30, 2021
Balances, July 1, 2021	28,492	$397,704	507,531	(1,928)	1,928	(725)	904,510
Net income			27,643				27,643
Cash dividends declared ($0.20 per common share)			(5,700)				(5,700)
Change in Rabbi Trust obligation				137	(137)		—
Stock withheld for payment of taxes	(6)	(182)					(182)
Stock-based compensation	38	536					536
Other comprehensive income						2,943	2,943
Balances, September 30, 2021	28,524	$398,058	529,474	(1,791)	1,791	2,218	929,750

Three Months Ended September 30, 2022
Balances, July 1, 2022	35,684	$723,956	587,739	(1,573)	1,573	(249,352)	1,062,343
Net income			37,949				37,949
Cash dividends declared ($0.22 per common share)			(7,849)				(7,849)
Change in Rabbi Trust obligation				(12)	12		—
Stock withheld for payment of taxes	—	—					—
Stock-based compensation	28	738					738
Other comprehensive loss						(108,684)	(108,684)
Balances, September 30, 2022	35,712	$724,694	617,839	(1,585)	1,585	(358,036)	984,497

See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Nine Months Ended September 30, 2021
Balances, January 1, 2021	28,579	$400,582	478,489	(2,243)	2,243	14,350	893,421
Net income			85,122				85,122
Adoption of new accounting standard			(17,051)				(17,051)
Cash dividends declared ($0.60 per common share)			(17,086)				(17,086)
Change in Rabbi Trust Obligation				452	(452)		—
Stock repurchases	(107)	(4,036)					(4,036)
Stock withheld for payment of taxes	(13)	(506)					(506)
Stock-based compensation	65	2,018					2,018
Other comprehensive loss						(12,132)	(12,132)
Balances, September 30, 2021	28,524	$398,058	529,474	(1,791)	1,791	2,218	929,750

Nine Months Ended September 30, 2022
Balances, January 1, 2022	35,629	722,671	532,874	(1,803)	1,803	(24,970)	1,230,575
Net income			108,503				108,503
Cash dividends declared ($0.66 per common share)			(23,538)				(23,538)
Change in Rabbi Trust Obligation				218	(218)		—
Stock withheld for payment of taxes	(17)	(603)					(603)
Stock-based compensation	100	2,626					2,626
Other comprehensive loss						(333,066)	(333,066)
Balances, September 30, 2022	35,712	$724,694	617,839	(1,585)	1,585	(358,036)	984,497

See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2022	2021
Cash Flows From Operating Activities
Net income	$108,503	85,122
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses and unfunded commitments, net	7,400	1,588
Net security premium amortization	9,431	9,930
Loan discount accretion	(4,736)	(6,199)
Other purchase accounting accretion and amortization, net	(335)	98
Foreclosed property gains and write-downs, net	(372)	7
Other gains, net	(5,958)	(1,533)
Decrease in net deferred loan fees	(570)	(309)
Bank-owned life insurance income	(2,880)	(1,945)
Depreciation of premises and equipment	5,152	4,434
Amortization of operating lease right-of-use assets	1,489	1,107
Repayments of lease obligations	(1,345)	(1,034)
Stock-based compensation expense	2,286	1,764
Amortization of intangible assets	2,859	2,437
Amortization and impairment of SBA servicing assets	2,239	1,605
Fees/gains from sale of presold mortgages and SBA loans	(6,532)	(15,895)
Origination of presold mortgage loans in process of settlement	(96,589)	(243,737)
Proceeds from sales of presold mortgage loans in process of settlement	114,133	277,394
Origination of SBA loans for sale	(62,190)	(73,510)
Proceeds from sales of SBA and other loans	109,608	72,219
Decrease in accrued interest receivable	564	850
Decrease in other assets	5,925	596
Increase in net deferred income tax asset	(465)	(42)
Increase (decrease) in accrued interest payable	274	(295)
Decrease in other liabilities	(8,682)	(3,476)
Net cash provided by operating activities	179,209	111,176
Cash Flows From Investing Activities
Purchases of securities available for sale	(354,765)	(1,128,880)
Purchases of securities held to maturity	(39,004)	(213,485)
Proceeds from maturities/issuer calls of securities available for sale	208,438	252,668
Proceeds from maturities/issuer calls of securities held to maturity	5,158	11,246
(Purchases) redemptions of Federal Reserve and FHLB stock, net	(13,826)	1,792
Purchase of bank owned life insurance	—	(25,000)
Net increase in loans	(422,655)	(125,083)
Proceeds from sales of foreclosed properties	2,904	2,847
Purchases of premises and equipment	(3,749)	(8,847)
Proceeds from sales of premises and equipment	158	218
Net cash received from sale of insurance operations	—	11,314
Bank-owned life insurance death benefits	5,827	—
Net cash used by investing activities	(611,514)	(1,221,210)
Cash Flows From Financing Activities
Net increase in deposits	105,166	1,159,204
Net increase in short-term borrowings	159,000	—
Payments on long-term borrowings	(99)	(1,198)
Cash dividends paid – common stock	(22,806)	(16,527)
Repurchases of common stock	—	(4,036)
Payment of taxes related to stock withheld	(603)	(506)
Net cash provided by financing activities	240,658	1,136,937
(Decrease) increase in cash and cash equivalents	(191,647)	26,903
Cash and cash equivalents, beginning of period	461,162	367,290
Cash and cash equivalents, end of period	$269,515	394,193
(Continued)

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$7,425	7,447
Cash paid during the period for income taxes	29,091	25,602
Non-cash: Unrealized loss on securities available for sale, net of taxes	(333,168)	(12,505)
Non-cash: Foreclosed loans transferred to other real estate	119	2,249
Non-cash: Accrued dividends at end of period	7,857	7,125
Non-cash: Initial recognition of operating lease right-of-use assets and operating lease liabilities	—	2,191
Non-cash: Derecognition of intangible assets related to sale of insurance operations	—	(10,229)

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2022, the consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, and the consolidated cash flows for the nine months ended September 30, 2022 and 2021. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for interim period are not necessarily indicative of the results that may be expected for the full year.
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
Note 2 – Accounting Pronouncements
Accounting Standards Adopted in 2022
The Company did not adopt any accounting standards during the first nine months of 2022.
Accounting Standards Pending Adoption
ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments contained in this Accounting Standards Update ("ASU") eliminate the accounting guidance for troubled debt restructurings by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This ASU also requires entities to disclose current period gross write-offs by year of origination for financing receivables and net investment in leases. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years and early adoption is permitted. The entity must have adopted the amendments in ASU 2016-13 ("CECL") to adopt the amendments in this ASU. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements but does not expect it to have a material effect on its financial statements.
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

Index

Note 3 – Securities

The book values and approximate fair values of investment securities at September 30, 2022 and December 31, 2021 are summarized as follows:

($ in thousands)	September 30, 2022				December 31, 2021
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
U.S. Treasuries	$174,328	168,723	—	(5,605)	—	—	—	—
Government-sponsored enterprise securities	71,956	57,429	—	(14,527)	71,951	69,179	—	(2,772)
Mortgage-backed securities	2,512,221	2,068,769	7	(443,459)	2,545,150	2,514,805	9,489	(39,834)
Corporate bonds	44,350	43,294	—	(1,056)	45,380	46,430	1,106	(56)
Total available for sale	$2,802,855	2,338,215	7	(464,647)	2,662,481	2,630,414	10,595	(42,662)

Securities held to maturity:
Mortgage-backed securities	$16,092	14,891	—	(1,201)	20,260	20,845	585	—
State and local governments	528,101	403,708	—	(124,393)	493,565	490,854	2,955	(5,666)
Total held to maturity	$544,193	418,599	—	(125,594)	513,825	511,699	3,540	(5,666)

All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSE"), except for private mortgage-backed securities with a fair value of $0.8 million and $0.9 million as of September 30, 2022 and December 31, 2021, respectively.

The following table presents information regarding all securities with unrealized losses at September 30, 2022:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$168,723	5,605	—	—	168,723	5,605
Government-sponsored enterprise securities	1,519	424	55,910	14,103	57,429	14,527
Mortgage-backed securities	770,879	145,469	1,308,825	299,191	2,079,704	444,660
Corporate bonds	40,633	966	910	90	41,543	1,056
State and local governments	252,833	70,679	149,289	53,714	402,122	124,393
Total unrealized loss position	$1,234,587	223,143	1,514,934	367,098	2,749,521	590,241

Index
The following table presents information regarding all securities with unrealized losses at December 31, 2021:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$21,436	522	47,743	2,250	69,179	2,772
Mortgage-backed securities	1,773,022	25,977	404,484	13,857	2,177,506	39,834
Corporate bonds	999	1	945	55	1,944	56
State and local governments	228,279	3,797	34,398	1,869	262,677	5,666
Total unrealized loss position	$2,023,736	30,297	487,570	18,031	2,511,306	48,328
As of September 30, 2022, the Company's securities portfolio held 669 securities of which 641 securities were in an unrealized loss position. As of December 31, 2021, the Company's securities portfolio held 648 securities of which 371 securities were in an unrealized loss position. In the above tables, all of the securities that were in an unrealized loss position at September 30, 2022 and December 31, 2021 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from one state or local government entity. Nearly all of our mortgage-backed securities were issued by FHLMC, FNMA, GNMA, or the SBA, each of which is a government agency or GSE and guarantees the repayment of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At September 30, 2022 and December 31, 2021, the Company determined that expected credit losses associated with held to maturity debt securities were insignificant.
The book values and approximate fair values of investment securities at September 30, 2022, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$25,086	25,002	435	435
Due after one year but within five years	176,842	171,210	997	869
Due after five years but within ten years	87,706	72,324	58,625	47,494
Due after ten years	1,000	910	468,044	354,910
Mortgage-backed securities	2,512,221	2,068,769	16,092	14,891
Total securities	$2,802,855	2,338,215	544,193	418,599
At September 30, 2022 and December 31, 2021, investment securities with carrying values of $731.7 million and $951.4 million, respectively, were pledged as collateral for public deposits.
At September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
Included in “Other assets” in the Consolidated Balance Sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“Federal Reserve”) stock totaling $36.2 million and $22.3 million at September 30, 2022 and December 31, 2021, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost and fair value of $11.3 million and $4.6 million at September 30, 2022 and December 31, 2021, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost and fair value of $24.9 million and $17.8 million at September 30, 2022 and December 31, 2021, respectively, and is a

Index
requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at September 30, 2022 was approximately 1.61, which means the Company would have received approximately 19,843 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon their conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.
Note 4 – Loans, Allowance for Credit Losses, and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage
All loans:
Commercial, financial, and agricultural	$617,538	9%	$648,997	11%
Real estate – construction, land development & other land loans	919,236	14%	828,549	13%
Real estate – mortgage – residential (1-4 family) first mortgages	1,132,552	17%	1,021,966	17%
Real estate – mortgage – home equity loans / lines of credit	323,218	5%	331,932	5%
Real estate – mortgage – commercial and other	3,473,225	53%	3,194,737	53%
Consumer loans	60,651	1%	57,238	1%
Subtotal	6,526,420	100%	6,083,419	100%
Unamortized net deferred loan fees	(1,134)		(1,704)
Total loans	$6,525,286		$6,081,715

Included in the line item "Commercial, financial, and agricultural" in the table above are Paycheck Protection Program ("PPP") loans totaling $39.0 million at December 31, 2021. There were essentially no remaining PPP loans at September 30, 2022. PPP loans are fully guaranteed by the United State Small Business Administration ("SBA").
Included in the table above are credit card balances outstanding totaling $42.0 million and $37.9 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, approximately 57% of total credit card balances were business credit cards included in "commercial, financial and agricultural" above and the remaining 43% were personal credit cards included in consumer loans in the table above.

Also included in the table above are various non-PPP SBA loans, with additional information on these loans presented in the table below.

($ in thousands)	September 30, 2022	December 31, 2021
Guaranteed portions of non-PPP SBA loans included in table above	$36,625	48,377
Unguaranteed portions of non-PPP SBA loans included in table above	119,590	122,772
Total non-PPP SBA loans included in the table above	$156,215	171,149

Sold portions of SBA loans with servicing retained - not included in tables above	$396,108	414,240

At September 30, 2022 and December 31, 2021, there was a remaining unaccreted discount on the retained portion of sold non-PPP SBA loans amounting to $4.6 million and $6.0 milion, respectively.

Loans in the amount of $5.2 billion and $4.3 billion were pledged as collateral for certain borrowings at September 30, 2022 and December 31, 2021, respectively.

Index

The loans above also include loans to executive officers and directors serving the Company at September 30, 2022 and to their related persons, totaling approximately $6.1 million and $0.6 million at September 30, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2022 there were $5.8 million in new loans due to the addition of new directors, $38,000 in advances on loans, and repayments of $0.4 million. The loans were made on terms and conditions applicable to similarly situated borrowers and management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.
As of September 30, 2022 and December 31, 2021, unamortized discounts on all acquired loans totaled $12.5 million and $17.2 million, respectively. Loan discounts are generally amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
Nonperforming assets are defined as nonaccrual loans, troubled debt restructured loans ("TDRs"), loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows.

($ in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans	$28,669	34,696
TDRs - accruing	11,355	13,866
Accruing loans > 90 days past due	—	1,004
Total nonperforming loans	40,024	49,566
Foreclosed real estate	658	3,071
Total nonperforming assets	$40,682	52,637
At September 30, 2022 and December 31, 2021, the Company had $1.7 million and $1.5 million, respectively, in residential mortgage loans in the process of foreclosure.

The following table is a summary of the Company’s nonaccrual loans by major categories as of September 30, 2022.

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial, financial, and agricultural	$3,912	7,446	11,358
Real estate – construction, land development & other land loans	877	120	997
Real estate – mortgage – residential (1-4 family) first mortgages	157	3,203	3,360
Real estate – mortgage – home equity loans / lines of credit	—	1,340	1,340
Real estate – mortgage – commercial and other	5,517	5,992	11,509
Consumer loans	—	105	105
Total	$10,463	18,206	28,669

The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2021.

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial, financial, and agricultural	$3,947	8,205	12,152
Real estate – construction, land development & other land loans	495	137	632
Real estate – mortgage – residential (1-4 family) first mortgages	858	4,040	4,898
Real estate – mortgage – home equity loans / lines of credit	—	694	694
Real estate – mortgage – commercial and other	7,648	8,583	16,231
Consumer loans	—	89	89
Total	$12,948	21,748	34,696

Index
There was no interest income recognized during the nine month period ended September 30, 2022 or the year ended December 31, 2021 on nonaccrual loans. The Company follows its nonaccrual policy of reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during each period indicated.

($ in thousands)	Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021	Nine Months Ended September 30, 2021
Commercial, financial, and agricultural	$56	195	160
Real estate – construction, land development & other land loans	16	6	—
Real estate – mortgage – residential (1-4 family) first mortgages	32	31	20
Real estate – mortgage – home equity loans / lines of credit	17	14	11
Real estate – mortgage – commercial and other	108	453	446
Consumer loans	2	—	—
Total	$231	699	637

The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2022.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$825	158	—	11,358	605,197	617,538
Real estate – construction, land development & other land loans	3,434	—	—	997	914,805	919,236
Real estate – mortgage – residential (1-4 family) first mortgages	2,008	1,053	—	3,360	1,126,131	1,132,552
Real estate – mortgage – home equity loans / lines of credit	126	244	—	1,340	321,508	323,218
Real estate – mortgage – commercial and other	1,077	532	—	11,509	3,460,107	3,473,225
Consumer loans	229	74	—	105	60,243	60,651
Total	$7,699	2,061	—	28,669	6,487,991	6,526,420
Unamortized net deferred loan fees						(1,134)
Total loans						6,525,286

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2021.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$377	93	—	12,152	636,375	648,997
Real estate – construction, land development & other land loans	4,046	—	286	632	823,585	828,549
Real estate – mortgage – residential (1-4 family) first mortgages	6,571	1,488	—	4,898	1,009,009	1,021,966
Real estate – mortgage – home equity loans / lines of credit	489	124	718	694	329,907	331,932
Real estate – mortgage – commercial and other	164	1,496	—	16,231	3,176,846	3,194,737
Consumer loans	116	62	—	89	56,971	57,238
Total	$11,763	3,263	1,004	34,696	6,032,693	6,083,419
Unamortized net deferred loan fees						(1,704)
Total loans						$6,081,715

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

The following table presents an analysis of collateral dependent loans of the Company as of September 30, 2022.

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial, financial, and agricultural	$—	6,575	—	—	6,575
Real estate – construction, land development & other land loans	—	—	877	—	877
Real estate – mortgage – residential (1-4 family) first mortgages	157	—	—	—	157
Real estate – mortgage – commercial and other	—	—	—	7,257	7,257
Total	$157	6,575	877	7,257	14,866

The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2021.

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial, financial, and agricultural	$—	7,886	—	—	7,886
Real estate – construction, land development & other land loans	—	—	533	—	533
Real estate – mortgage – residential (1-4 family) first mortgages	871	—	—	—	871
Real estate – mortgage – commercial and other	—	—	—	10,743	10,743
Total	$871	7,886	533	10,743	20,033

Index
Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The Company's policy is to obtain third-party appraisals on any significant pieces of collateral. For loans secured by real estate, the Company's policy is to write nonaccrual loans down to 90% of the appraised value, which considers estimated selling costs that are usually incurred when disposing of real estate collateral. For real estate collateral that is in industries which may be undergoing heightened stress due to economic or other external factors, the Company may reduce the collateral values by an additional 10-25% of appraised value to recognize additional discounts that are estimated to be incurred in a near-term sale. For non real estate collateral secured loans, the Company generally writes nonaccrual loans down to 75% of the appraised value, which provides for selling costs and liquidity discounts that are usually incurred when disposing of non real estate collateral. For reviewed loans that are not on nonaccrual basis, the Company assigns a specific allowance based on the parameters noted above.

The Company does not believe that there is significant excess collateral for any of the loan types noted above.

The following tables presents the activity in the ACL on loans for each of the periods indicated. Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2021, adjustments for acquired loan portfolios. With regard to the increase in ACL for three and nine months ended September 30, 2022, approximately half of the increase was due to organic growth in the loan portfolio. The balance of the increase was a result of updated economic forecast inputs to our CECL model driving higher loss rate assumptions, primarily due to higher unemployment forecasts and deteriorating Commercial Real Estate Index forecasts given the developing uncertain economic environment.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended September 30, 2022
Beginning balance	$15,450	16,171	8,650	2,086	37,194	2,630	—	82,181
Charge-offs	(512)	—	—	(2)	(470)	(221)	—	(1,205)
Recoveries	166	109	1	85	112	38	—	511
Provisions / (Reversals)	2,482	(1,352)	2,064	597	938	371	—	5,100
Ending balance	$17,586	14,928	10,715	2,766	37,774	2,818	—	86,587

As of and for the nine months ended September 30, 2022
Beginning balance	$16,249	16,519	8,686	4,337	30,342	2,656	—	78,789
Charge-offs	(2,030)	—	—	(43)	(1,333)	(602)	—	(4,008)
Recoveries	636	376	16	446	1,567	165	—	3,206
Provisions / (Reversals)	2,731	(1,967)	2,013	(1,974)	7,198	599	—	8,600
Ending balance	$17,586	14,928	10,715	2,766	37,774	2,818	—	86,587

Index

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the year ended December 31, 2021
Beginning balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388
Adjustment for implementation of CECL	3,067	6,140	2,584	2,580	(257)	674	(213)	14,575
Allowance for acquired PCD loans	2,917	165	222	92	1,489	10	—	4,895
Charge-offs	(3,722)	(245)	(273)	(400)	(2,295)	(667)	—	(7,602)
Recoveries	1,744	948	761	578	533	358	—	4,922
Provisions/(Reversals)	927	4,156	(2,656)	(888)	7,269	803	—	9,611
Ending balance	$16,249	16,519	8,686	4,337	30,342	2,656	—	78,789

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development & Other Land Loans	Real Estate – Residential (1-4 Family) First Mortgages	Real Estate – Mortgage – Home Equity Lines of Credit	Real Estate – Mortgage – Commercial and Other	Consumer Loans	Unallocated	Total
As of and for the three months ended September 30, 2021
Beginning balance	$14,809	10,104	8,651	3,737	25,358	2,363	—	65,022
Charge-offs	(899)	—	(24)	—	(4)	(178)	—	(1,105)
Recoveries	398	98	176	311	79	49	—	1,111
Provisions/(Reversals)	(808)	2,187	(1,032)	(546)	(1,336)	135	—	(1,400)
Ending balance	$13,500	12,389	7,771	3,502	24,097	2,369	—	63,628

As of and for the nine months ended September 30, 2021
Beginning balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388
Adjustment for implementation of CECL	3,067	6,140	2,584	2,580	(257)	674	(213)	14,575
Charge-offs	(2,887)	(66)	(138)	(139)	(1,838)	(485)	—	(5,553)
Recoveries	1,065	784	499	540	419	311	—	3,618
Provisions/(Reversals)	939	176	(3,222)	(1,854)	2,170	391	—	(1,400)
Ending balance	$13,500	12,389	7,771	3,502	24,097	2,369	—	63,628

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
The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

	Risk Grade	Description
Pass:
	1	Loans with virtually no risk, including cash secured loans.
	2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
	3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
	4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
	5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally required and felt to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
	P (Pass)	Consumer loans that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
	6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
	7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
	8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
	9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
	F (Fail)	Consumer loans with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

In the tables that follow, substantially all of the "Classified Loans" have grades of 7 or Fail, with those categories having similar levels of risk.

The tables below present the Company’s recorded investment in loans by credit quality indicators by year of origination or renewal as of the periods indicated. Acquired loans are presented in the year originated, not in the year of acquisition. For three month and nine month periods ended September 30, 2022, the amount of revolving lines of credit that converted to term loans totaled $2.4 million and $4.6 million, respectively. Converted lines of credit were immaterial in the comparable prior year periods.

Index

	Term Loans by Year of Origination
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
As of September 30, 2022
Commercial, financial, and agricultural
Pass	$126,775	136,151	89,302	56,471	59,693	22,133	110,825	601,350
Special Mention	30	175	677	1,472	906	244	85	3,589
Classified	440	2,193	902	1,251	6,864	368	581	12,599
Total commercial, financial, and agricultural	127,245	138,519	90,881	59,194	67,463	22,745	111,491	617,538
Real estate – construction, land development & other land loans
Pass	438,062	357,411	54,529	32,455	5,461	8,146	13,579	909,643
Special Mention	3,444	9	4	4,061	103	—	—	7,621
Classified	592	112	35	908	66	16	243	1,972
Total real estate – construction, land development & other land loans	442,098	357,532	54,568	37,424	5,630	8,162	13,822	919,236
Real estate – mortgage – residential (1-4 family) first mortgages
Pass	197,181	300,207	192,410	101,787	66,548	250,772	7,298	1,116,203
Special Mention	852	350	274	304	106	2,382	100	4,368
Classified	403	811	225	585	971	8,084	902	11,981
Total real estate – mortgage – residential (1-4 family) first mortgages	198,436	301,368	192,909	102,676	67,625	261,238	8,300	1,132,552
Real estate – mortgage – home equity loans / lines of credit
Pass	1,042	2,046	365	256	869	1,902	308,219	314,699
Special Mention	—	179	—	—	—	18	977	1,174
Classified	39	158	95	82	—	290	6,681	7,345
Total real estate – mortgage – home equity loans / lines of credit	1,081	2,383	460	338	869	2,210	315,877	323,218
Real estate – mortgage – commercial and other
Pass	934,199	1,215,815	596,502	278,815	152,596	206,579	55,726	3,440,232
Special Mention	954	1,153	4,305	4,750	1,918	2,596	670	16,346
Classified	3,168	1,479	115	2,772	6,876	1,746	491	16,647
Total real estate – mortgage – commercial and other	938,321	1,218,447	600,922	286,337	161,390	210,921	56,887	3,473,225
Consumer loans
Pass	14,507	27,261	4,271	1,339	1,040	490	11,565	60,473
Special Mention	—	—	—	—	—	—	—	—
Classified	6	99	5	1	—	12	55	178
Total consumer loans	14,513	27,360	4,276	1,340	1,040	502	11,620	60,651
Total	$1,721,694	2,045,609	944,016	487,309	304,017	505,778	517,997	6,526,420
Unamortized net deferred loan fees								(1,134)
Total loans								6,525,286

Index

	Term Loans by Year of Origination
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
As of December 31, 2021
Commercial, financial, and agricultural
Pass	$204,945	138,540	71,369	66,645	16,009	17,492	112,933	627,933
Special Mention	225	1,255	1,313	2,729	225	9	2,348	8,104
Classified	1,609	793	1,703	7,096	511	96	1,152	12,960
Total commercial, financial, and agricultural	206,779	140,588	74,385	76,470	16,745	17,597	116,433	648,997
Real estate – construction, land development & other land loans
Pass	573,613	133,888	69,066	12,455	9,764	8,190	13,737	820,713
Special Mention	41	737	5,095	110	104	2	9	6,098
Classified	1,541	49	47	83	14	4	—	1,738
Total real estate – construction, land development & other land loans	575,195	134,674	74,208	12,648	9,882	8,196	13,746	828,549
Real estate – mortgage – residential (1-4 family) first mortgages
Pass	241,619	224,617	120,097	82,531	86,074	234,950	11,051	1,000,939
Special Mention	888	615	516	229	323	3,237	94	5,902
Classified	419	156	535	1,185	653	11,246	931	15,125
Total real estate – mortgage – residential (1-4 family) first mortgages	242,926	225,388	121,148	83,945	87,050	249,433	12,076	1,021,966
Real estate – mortgage – home equity loans / lines of credit
Pass	3,111	498	439	1,304	245	1,649	317,319	324,565
Special Mention	194	—	15	—	—	19	1,341	1,569
Classified	75	97	71	—	—	607	4,948	5,798
Total real estate – mortgage – home equity loans / lines of credit	3,380	595	525	1,304	245	2,275	323,608	331,932
Real estate – mortgage – commercial and other
Pass	1,328,156	796,992	355,885	211,118	197,165	197,659	66,104	3,153,079
Special Mention	1,759	4,849	5,801	3,741	2,072	1,801	1,440	21,463
Classified	7,147	413	2,110	6,025	3,897	603	—	20,195
Total real estate – mortgage – commercial and other	1,337,062	802,254	363,796	220,884	203,134	200,063	67,544	3,194,737
Consumer loans
Pass	14,960	25,431	2,965	1,722	673	525	10,810	57,086
Special Mention	—	4	—	—	—	—	—	4
Classified	—	73	—	8	—	25	42	148
Total consumer loans	14,960	25,508	2,965	1,730	673	550	10,852	57,238
Total	$2,380,302	1,329,007	637,027	396,981	317,729	478,114	544,259	6,083,419
Unamortized net deferred loan fees								(1,704)
Total loans								6,081,715

Index
Troubled Debt Restructurings

The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extension of terms and other actions intended to minimize potential losses.

The vast majority of the Company’s TDRs modified during the periods ended September 30, 2022 and September 30, 2021 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.

The Company’s TDRs can be classified as either nonaccrual or accruing based on the loan’s payment status. The TDRs that are nonaccrual are reported within the nonaccrual loan totals presented previously.

At September 30, 2022, there was one loan with immaterial commitments to lend additional funds to debtors whose loans were modified as a TDR. At December 31, 2021, there were no commitments to lend additional funds to debtors whose loans were modified as a TDR.

The following table presents information related to loans modified in a TDR during the three months ended September 30, 2022 and 2021.

($ in thousands)	For the three months ended September 30, 2022			For the three months ended September 30, 2021
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Real estate – mortgage – home equity loans / lines of credit	1	176	176	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	1	327	327	—	—	—
Total TDRs arising during period	2	$503	$503	—	$—	$—

Index
The following table presents information related to loans modified in a TDR during the nine months ended September 30, 2022 and 2021.

($ in thousands)	For the nine months ended September 30, 2022			For the nine months ended September 30, 2021
	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	1	$161	$161	—	$—	$—
Real estate – construction, land development & other land loans	1	131	131	—	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	1	36	36	1	33	33
Real estate – mortgage – home equity loans / lines of credit	3	379	379	—	—	—
Real estate – mortgage – commercial and other	—	—	—	1	160	160
Consumer loans	—	—	—	—	—	—
TDRs – Nonaccrual
Commercial, financial, and agricultural	4	627	627	3	826	823
Real estate – construction, land development & other land loans	—	—	—	1	75	75
Real estate – mortgage – residential (1-4 family) first mortgages	1	36	36	1	263	263
Real estate – mortgage – home equity loans / lines of credit	—	—	—	—	—	—
Real estate – mortgage – commercial and other	2	784	784	3	1,569	1,569
Consumer loans	—	—	—	—	—	—
Total TDRs arising during period	13	2,154	2,154	10	2,926	2,923

The Company considers a TDR loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate. There were no accruing TDRs that were modified in the previous twelve months and that defaulted during the three or nine months ended September 30, 2022 or 2021.
Concentration of Credit Risk
Most of the Company's business activity is with customers located within the markets where it has banking operations. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy within its markets. Approximately 90% of the Company's loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.
Allowance for Credit Losses - Unfunded Loan Commitments
In addition to the ACL on loans, the Company maintains an ACL for lending-related commitments such as unfunded loan commitments and letters of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for unfunded commitments expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL on loans. The ACL for unfunded loan commitments of $12.3 million and $13.5 million at September 30, 2022 and December 31, 2021, respectively, is separately classified on the Consolidated Balance Sheets within "Other liabilities".

Index
The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2022.

($ in thousands)	Total Allowance for Credit Losses - Unfunded Loan Commitments
Beginning balance at December 31, 2021	$13,506
Charge-offs	—
Recoveries	—
Reversal of provision for unfunded commitments	(1,200)
Ending balance at September 30, 2022	$12,306

Allowance for Credit Losses - Securities Held to Maturity
The ACL for securities held to maturity was immaterial at September 30, 2022 and December 31, 2021.
Note 5 – Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2022 and December 31, 2021, and the carrying amount of unamortized intangible assets as of those same dates.

	September 30, 2022		December 31, 2021
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$2,700	1,731	2,700	1,386
Core deposit intangibles	29,050	20,571	29,050	18,076
SBA servicing assets	13,090	8,699	11,932	6,460
Other	100	52	100	33
Total	$44,940	31,053	43,782	25,955
Unamortizable intangible assets:
Goodwill	$364,263		364,263
Amortization expense of all other intangible assets, excluding the SBA servicing assets, totaled $0.9 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $2.9 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively.
SBA servicing assets are recorded for the portions of SBA loans that the Company has sold but continues to service for a fee. Servicing assets are initially recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income as an offset to SBA servicing fees within the line item "Other service charges, commissions, and fees." The following table presents the changes in the SBA servicing assets for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2022	2021	2022	2021
Beginning balance, net	$4,967	6,089	5,472	5,788
Add: New servicing assets	131	396	1,158	1,711
Less: Amortization and impairment expense	707	591	2,239	1,605
Ending balance, net	$4,391	5,894	4,391	5,894
At September 30, 2022 and December 31, 2021, the Company serviced SBA loans totaling $396.1 million and $414.2 million, respectively, for others. There were no other loans serviced in any period presented.

Index
There were no changes to the carrying amounts of goodwill for the three or nine months ended September 30, 2022.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31 of each year. The Company performed the required annual impairment testing in the fourth quarter of 2021. Management evaluated the events and circumstances in the third quarter of 2022 that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary.
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

($ in thousands)	Estimated Amortization Expense
October 1, 2022 to December 31, 2022	$825
2023	2,545
2024	1,718
2025	1,358
2026	962
Thereafter	2,088
Total	$9,496

Index
Note 6 - Borrowings
The following tables present information regarding the Company’s outstanding borrowings at September 30, 2022 and December 31, 2021 (dollars in thousands).

Description	Due date	Call Feature	September 30, 2022	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$44	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	922	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	216	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	39	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	161	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	161	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	332	0.50% fixed
FHLB Daily Rate Credit	8/23/2023	None	34,000	3.32% fixed
FHLB Fixed Rate Credit	10/27/2022	None	50,000	3.11% fixed
FHLB Fixed Rate Credit	10/13/2022	None	75,000	3.03% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	5.43% at 9/30/22 adjustable rate 3 month LIBOR + 2.65%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	5.53% at 9/30/22 adjustable rate 3 month LIBOR + 2.75%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	5.68% at 9/30/22 adjustable rate 3 month LIBOR + 2.15%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	4.51% at 9/30/22 adjustable rate 3 month LIBOR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	4.68% at 9/30/22 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate as of September 30, 2022			229,951	3.69%
Unamortized discount on acquired borrowings			(3,475)
Total borrowings			$226,476

Index

Description	Due date	Call Feature	December 31, 2021	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$79	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	952	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	225	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	44	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	166	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	166	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	342	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	2.78% at 12/31/21 adjustable rate 3 month LIBOR + 2.65%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	2.88% at 12/31/21 adjustable rate 3 month LIBOR + 2.75%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	2.72% at 12/31/21 adjustable rate 3 month LIBOR + 2.15%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.12% at 12/31/21 adjustable rate 3 month LIBOR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.59% at 12/31/21 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate as of December 31, 2021			71,050	2.24%
Unamortized discount on acquired borrowings			(3,664)
Total borrowings			$67,386
Note 7 – Leases
The Company enters into leases in the normal course of business. As of September 30, 2022, the Company leased 16 branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the buildings are owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from July 2023 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 19.6 years as of September 30, 2022. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets. The short-term lease cost for each period presented was insignificant.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 2.94% as of September 30, 2022.

Index
Total operating lease expense was $0.7 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $2.3 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. The right-of-use assets and lease liabilities were $19.2 million and $19.8 million as of September 30, 2022, respectively, and were $20.7 million and $21.2 million as of December 31, 2021, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2022 are as follows.

($ in thousands)
October 1, 2022 to December 31, 2022	$584
2023	2,360
2024	2,163
2025	1,706
2026	1,685
Thereafter	19,988
Total undiscounted lease payments	28,486
Less effect of discounting	(8,639)
Present value of estimated lease payments (lease liability)	$19,847
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
The Company recorded periodic pension cost totaling $51,000 and $158,000 for the three months ended September 30, 2022 and 2021, respectively, and $153,000 and $475,000 for the nine months ended September 30, 2022 and 2021, respectively. The following tables contain the components of the pension cost.

	For the Three Months Ended September 30,
($ in thousands)	2022 Pension Plan	2022 SERP	2022 Total Both Plans	2021 Pension Plan	2021 SERP	2021 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	267	28	295	283	30	313
Expected return on plan assets	(288)	—	(288)	(264)	—	(264)
Amortization of net (gain)/loss	180	(136)	44	106	3	109
Net periodic pension cost	$159	(108)	51	125	33	158

	For the Nine Months Ended September 30,
($ in thousands)	2022 Pension Plan	2022 SERP	2022 Total Both Plans	2021 Pension Plan	2021 SERP	2021 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	801	84	885	693	89	782
Expected return on plan assets	(864)	—	(864)	(792)	—	(792)
Amortization of net (gain)/loss	540	(408)	132	474	11	485
Net periodic pension cost	$477	(324)	153	375	100	475

The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.

Index
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first nine months of 2022 and does not expect to contribute to the Pension Plan in the remainder of 2022.
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2022.

($ in thousands) Description of Financial Instruments	Fair Value at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
U.S. Treasury	$168,723	—	168,723	—
Government-sponsored enterprise securities	57,429	—	57,429	—
Mortgage-backed securities	2,068,769	—	2,068,769	—
Corporate bonds	43,294	—	43,294	—
Total available for sale securities	$2,338,215	—	2,338,215	—

Presold mortgages in process of settlement	$3,233	3,233	—	—

Nonrecurring
Individually evaluated loans	$9,725	—	—	9,725

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
Securities Available for Sale — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 in the valuation hierarchy. Most of the fair values for the Company’s Level 2 securities are determined by our third-party bond accounting provider using matrix pricing. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. For the Company, Level 2 securities include U.S. Treasury bonds, mortgage-backed securities, commercial mortgage-backed obligations, GSEs, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
Individually evaluated loans — Fair values for individually evaluated loans are measured on a non-recurring basis and are based on (1) the underlying collateral values securing the loans, adjusted for estimated selling costs, or (2) the net present value of the cash flows expected to be received for such loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is generally determined by third-party appraisers using an income or market valuation approach based on an appraisal conducted by an independent, licensed third party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3). Appraisals used in this analysis are generally obtained at least annually based on when the loans first became impaired, and thus the appraisals are not necessarily as of the period ends presented. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.
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
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)	Fair Value at September 30, 2022	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$5,212	Appraised value	Discounts applied for estimated costs to sell	10%
Individually evaluated loans - cash-flow dependent	4,513	PV of expected cash flows	Discount rates used in the calculation of the present value ("PV") of expected cash flows	4%-11% (6.60%)

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

The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2022 and December 31, 2021 were as follows:

		September 30, 2022		December 31, 2021
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$83,050	83,050	128,228	128,228
Due from banks, interest-bearing	Level 1	186,465	186,465	332,934	332,934
Securities held to maturity	Level 2	544,193	418,599	513,825	511,699
SBA and other loans held for sale	Level 2	477	477	61,003	62,044
Total loans, net of allowance	Level 3	6,438,699	6,300,474	6,002,926	5,990,235
Accrued interest receivable	Level 1	25,332	25,332	25,896	25,896
Bank-owned life insurance	Level 1	164,793	164,793	165,786	165,786
SBA Servicing Asset	Level 3	4,392	5,343	5,472	5,546

Deposits	Level 2	9,229,271	9,218,071	9,124,629	9,124,701
Borrowings	Level 2	226,476	216,516	67,386	61,295
Accrued interest payable	Level 2	881	881	607	607
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
Note 10 – Stock-Based Compensation
The Company recorded total stock-based compensation expense of $0.7 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $1.9 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company recognized $170,000 and $123,000 of income tax benefits related to stock-based compensation expense for the three months ended September 30, 2022 and 2021, respectively, and $445,000 and $405,000 for the nine months ended September 30, 2022 and 2021, respectively.
At September 30, 2022, the sole equity-based compensation plan of the Company was the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of September 30, 2022, the Equity Plan had 346,033 shares remaining available for grant.
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
In addition to employee equity awards, the Company's practice is to grant common shares, valued at approximately $32,000 for the current year, to each non-employee director (currently 12 in total) in June of each year. Compensation expense associated with these director awards is recognized on the date of award since there are no vesting conditions.
The following table presents information regarding the activity for the first nine months of 2022 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	206,331	$35.25
Granted during the period	95,960	38.09
Vested during the period	(52,423)	35.70
Forfeited or expired during the period	(7,115)	31.50
Nonvested at September 30, 2022	242,753	$36.37

Index
Total unrecognized compensation expense as of September 30, 2022 amounted to $5.5 million with a weighted-average remaining term of 2.3 years. For the nonvested awards that are outstanding at September 30, 2022, the Company expects to record $2.7 million in compensation expense in the next twelve months, $0.7 million of which is expected to be recorded in the remaining quarter of 2022.

Note 11 - Shareholders' Equity

Stock Repurchases

During the first nine months of 2022, the Company did not repurchase any shares of the Company's common stock. The Company currently has a $40.0 million repurchase authorization that was announced on February 7, 2022, and expires December 31, 2022.

During the first nine months of 2021, the Company repurchased 106,744 shares of the Company's common stock at an average stock price of $37.81 per share, which totaled approximately $4.0 million, under a $20.0 million repurchase authorization announced publicly in January 2021.

Note 12 – Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended September 30,
	2022			2021
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$37,949			$27,643
Less: income allocated to participating securities	(249)			(125)
Basic EPS per common share	$37,700	35,469,001	$1.06	$27,518	28,385,912	$0.97

Diluted EPS:
Net income	$37,949	35,469,001		$27,643	28,385,912
Effect of dilutive securities	—	234,445		—	129,416
Diluted EPS per common share	$37,949	35,703,446	$1.06	$27,643	28,515,328	$0.97

Index

	For the Nine Months Ended September 30,
	2022			2021
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$108,503			$85,122
Less: income allocated to participating securities	(573)			(466)
Basic EPS per common share	$107,930	35,474,239	$3.04	$84,656	28,358,393	$2.99

Diluted EPS:
Net income	$108,503	35,474,239		$85,122	28,358,393
Effect of Dilutive Securities	—	188,288		—	156,012
Diluted EPS per common share	$108,503	35,662,527	$3.04	$85,122	28,514,405	$2.99

Note 13 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	September 30, 2022	December 31, 2021
Unrealized loss on securities available for sale	$(464,640)	(32,067)
Deferred tax asset	106,774	7,369
Net unrealized loss on securities available for sale	(357,866)	(24,698)

Postretirement plans liability	(221)	(353)
Deferred tax asset	51	81
Net postretirement plans liability	(170)	(272)

Total accumulated other comprehensive loss	$(358,036)	(24,970)
The following tables disclose the changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 (all amounts are net of tax).

	For the Three Months Ended September 30, 2022
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(249,148)	(204)	(249,352)
Other comprehensive loss before reclassifications	(108,718)	—	(108,718)
Amounts reclassified from accumulated other comprehensive income	—	34	34
Net current-period other comprehensive (loss) income	(108,718)	34	(108,684)

Ending balance	$(357,866)	(170)	(358,036)

Index

	For the Three Months Ended September 30, 2021
($ in thousands)	Unrealized (Loss) Gain on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$415	(1,140)	(725)
Other comprehensive income before reclassifications	2,829	—	2,829
Amounts reclassified from accumulated other comprehensive income	—	114	114
Net current-period other comprehensive income	2,829	114	2,943

Ending balance	$3,244	(1,026)	2,218

	For the Nine Months Ended September 30, 2022
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(24,698)	(272)	(24,970)
Other comprehensive loss before reclassifications	(333,168)	—	(333,168)
Amounts reclassified from accumulated other comprehensive income	—	102	102
Net current-period other comprehensive (loss) income	(333,168)	102	(333,066)

Ending balance	$(357,866)	(170)	(358,036)

	For the Nine Months Ended September 30, 2021
($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$15,749	(1,399)	14,350
Other comprehensive loss before reclassifications	(12,505)	—	(12,505)
Amounts reclassified from accumulated other comprehensive income	—	373	373
Net current-period other comprehensive (loss) income	(12,505)	373	(12,132)

Ending balance	$3,244	(1,026)	2,218
Amounts reclassified from accumulated other comprehensive income for unrealized gain (loss) on securities available for sale represent realized securities gains or losses, net of tax effects. There were no security sales in any period presented. Amounts reclassified from accumulated other comprehensive income for postretirement plans asset (liability) represent amortization of amounts included in accumulated other comprehensive income (loss), net of taxes, and are recorded in the "Other operating expenses" line item of the Consolidated Statements of Income.

Note 14 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2022 and 2021. Items outside the scope of ASC 606 are noted as such.

Index

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Noninterest Income: In-scope of ASC 606:
Service charges on deposit accounts	$4,166	3,209	11,407	8,766
Other service charges and fees:
Bankcard interchange income, net	3,009	4,405	12,532	12,338
Other service charges and fees	1,594	1,086	4,347	3,237
Commissions from sales of insurance and financial products:
Insurance income	—	6	—	2,725
Wealth management income	1,391	1,128	3,487	3,065
SBA consulting fees	479	1,128	1,963	6,079
Noninterest income (in-scope of ASC 606)	10,639	10,962	33,736	36,210
Noninterest income (out-of-scope of ASC 606)	6,273	5,549	19,691	22,344
Total noninterest income	$16,912	16,511	53,427	58,554

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
Commissions from the sales of insurance and financial products: The Company earns commissions from the sale of wealth management products. In addition, this line included earned commissions from the sale of insurance policies until the sale of substantially all of the assets of First Bank Insurance Services on June 30, 2021, at which time this revenue source ceased.
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

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition
Acquisitions
On October 15, 2021 we completed the acquisition of Select Bancorp, Inc. ("Select") which was headquartered in Dunn, North Carolina and which contributed total assets of $1.8 billion, total loans of $1.3 billion, and total deposits of $1.6 billion as of the acquisition date. As such, comparisons for the financial periods presented are impacted by our acquisition of Select.
On June 21, 2022, we announced an agreement to acquire GrandSouth Bancorporation ("GrandSouth"), headquartered in Greenville, South Carolina, in an all-stock transaction. The terms of the agreement provide that each share of GrandSouth common and preferred stock issued and outstanding immediately prior to the effective time of the acquisition will be converted into 0.91 shares of the Company's common stock. We have received all regulatory approvals for the transaction. Approval by GrandSouth's shareholders remains pending and is expected in the fourth quarter of 2022. The acquisition is expected to close in early January 2023. GrandSouth operates eight branches throughout South Carolina and currently has $1.3 billion in total assets, $995.1 million in loans, and $1.1 billion in deposits.
Overview and Highlights at and for Three Months Ended September 30, 2022

We earned net income of $37.9 million, or $1.06 diluted EPS, during the three months ended September 30, 2022 compared to net income of $27.6 million, or $0.97 diluted EPS, for the three months ended September 30, 2021.
The main drivers to the increase in net income are presented below. Refer also to additional discussion in the Results of Operations section following.
•Net interest income for the third quarter of 2022 was $85.3 million, a 45.7% increase from the $58.6 million recorded in the third quarter of 2021. The increase in net interest income from the prior year period was driven by higher earning assets related to both organic growth and the Select acquisition.
•Also contributing to the increase in net interest income was the higher net interest margin ("NIM") which increased in the third quarter of 2022 to 3.40% from 3.03% for the third quarter of 2021 related to the increase in market interest rates driving higher yields on loans, while our cost of funds has remained low and was essentially unchanged from the same period of the prior year.
•For the three months ended September 30, 2022, the Company recorded $5.1 million in provision for credit losses. This is compared to a release of provisions of $1.4 million for the third quarter of 2021. Fluctuations each period are based on loan growth during the period, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, and other assumptions and inputs to the CECL model.
•Noninterest income for the three months ended September 30, 2022 increased slightly, up $0.4 million, or 2.4%, from the comparable period of 2021 with higher service charges and other gains offset by lower loan sale gains, consulting income and other fees.
•Noninterest expense increased $7.9 million, or 19.3%, for the quarter ended September 30, 2022, as compared to the prior year period driven by higher operating expenses resulting from the Select acquisition.

Total assets at September 30, 2022 amounted to $10.5 billion, a 0.1% increase from December 31, 2021. The primary balance sheet changes are presented below. Refer also to additional discussion in the Financial Condition section following.

Index
•Total loans amounted to $6.5 billion at September 30, 2022, an increase of $443.6 million, a 9.7% annualized growth rate, from December 31, 2021 due to organic growth in all markets. Organic growth for the third quarter of 2022 amounted to $282.1 million.
•Total investment securities decreased $261.8 million from December 31, 2021 to total $2.9 billion at September 30, 2022, as cash flows were utilized to fund loan growth. Also contributing to the decline was the increase in unrealized losses on available for sale securities which totaled $464.6 million at September 30, 2022.
•Total deposits amounted to $9.2 billion at September 30, 2022, an increase of $104.6 million, or 1.1%, from December 31, 2021. While deposits have continued to grow for the year to date period, the third quarter of 2022 realized a decline in total deposits of $130.5 million as market rates for deposits have become more competitive and customer behaviors may be shifting from activity experienced during the COVID-19 pandemic.
•We remain well-capitalized by all regulatory standards with a total common equity Tier 1 ratio of 12.76% and total risk-based capital ratio of 14.84%.
•Accumulated other comprehensive loss increased $333.1 million related to higher unrealized losses on available for sale securities due to increased market rates experienced starting in March 2022.
Overview and Highlights for Nine Months Ended September 30, 2022

Total net income of $108.5 million, or $3.04 diluted EPS, was reported during the nine months ended September 30, 2022 compared to net income of $85.1 million, or $2.99 diluted EPS, for the nine months ended September 30, 2021.

The main drivers to the increase in net income are presented below. Refer also to additional discussion in the Results of Operations section following.
•Net interest income for the nine months ended September 30, 2022 was $240.5 million, a 39.4% increase from the $172.6 million recorded in the nine months ended September 30, 2021. The increase in net interest income from the prior year period was due in large part to higher earning assets related to both organic growth and the Select acquisition completed in the fourth quarter of 2021. Also contributing to the increase in net interest income was the higher NIM which increased 10 basis points in 2022 as compared to the prior year.
•For the nine months ended September 30, 2022, we recorded a provision for credit losses of $8.6 million based on loan growth for the period and CECL model assumptions including deterioration economic forecasts. This is compared to a reversal of the provision for credit losses of $1.4 million for the comparable period of 2021.
•Noninterest income declined $5.1 million, or 8.8%, from the prior year period primarily due to a $7.0 million decrease in mortgage banking income related to lower levels of activity due to market rate increases. Other decreases in SBA consulting and loan sale gains where more than offset by higher service changes and other income income related to higher level of accounts and transactions arising from the Select acquisition.
•Noninterest expense increased $27.7 million, or 22.7%, for the nine months ended September 30, 2022 as compared to the same period in the prior year. Included in the current year period was $4.8 million in merger and acquisition expenses primarily related to computer system conversion costs resulting from the Select acquisition. The balance of the increase in noninterest expenses was driven by higher operating expenses resulting from the Select acquisition.

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

Index

Allowance for Credit Losses on Loans and Unfunded Commitments
The allowance for credit losses represents management’s current estimate of credit losses for the remaining estimated life of financial instruments. We perform periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the portfolio. We believe the accounting estimate related to the ACL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for credit losses and net income; (2) it requires management to predict borrowers’ likelihood or capacity to repay, including evaluation of inherently uncertain future economic conditions; (3) the value of underlying collateral must be estimated on collateral-dependent loans; (4) prepayment activity must be projected to estimate the life of loans that often are shorter than contractual terms; and (5) it requires estimation of a reasonable and supportable forecast period for credit losses. Accordingly, this is a highly subjective process and requires significant judgment since it is difficult to evaluate current and future economic conditions in relation to an overall credit cycle and estimate the timing and extent of loss events that are expected to occur prior to end of a loan’s estimated life.
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
Goodwill and Other Intangible Assets
We believe that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. Accounting Standards Codification 350-10 establishes standards for the amortization of acquired intangible assets, generally over the estimated useful life of the related assets, and impairment assessment of goodwill. At September 30, 2022, we had core deposit and other intangibles of $13.9 million subject to amortization and $364.3 million of goodwill, which is not subject to amortization.
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

Index
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
Net interest income for the three months ended September 30, 2022 amounted to $85.3 million, an increase of $26.8 million, or 45.7%, from the $58.6 million recorded in the third quarter of 2021. Net interest income on a tax-equivalent basis for the three months ended September 30, 2022 amounted to $86.0 million, an increase of $26.9 million, or 45.5%, from the $59.1 million recorded in the third quarter of 2021. For internal purposes, we evaluate our NIM on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income then dividing by total average earning assets. We believe that analysis of NIM on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.

Index
The following table presents an analysis of net interest income for the three months ended September 30, 2022 and 2021.

Average Balances and Net Interest Income Analysis
	For the Three Months Ended September 30,
	2022			2021
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$6,389,996	4.49%	$72,239	$4,820,007	4.09%	$50,957
Taxable securities	3,078,561	1.73%	13,450	2,274,336	1.46%	8,381
Non-taxable securities	299,822	1.48%	1,115	193,511	1.41%	688
Short-term investments, primarily interest-bearing cash	260,009	2.27%	1,486	447,759	0.47%	528
Total interest-earning assets	10,028,388	3.49%	88,290	7,735,613	3.11%	60,554

Cash and due from banks	89,042			82,204
Premises and equipment	134,903			123,190
Other assets	314,800			378,320
Total assets	$10,567,133			$8,319,327

Liabilities
Interest-bearing checking	$1,529,233	0.06%	$250	$1,349,796	0.06%	$194
Money market deposits	2,480,043	0.13%	841	1,865,477	0.13%	613
Savings deposits	752,042	0.06%	111	617,064	0.06%	96
Time deposits >$100,000	494,707	0.32%	394	504,437	0.44%	558
Other time deposits	295,134	0.34%	252	214,686	0.30%	165
Total interest-bearing deposits	5,551,159	0.13%	1,848	4,551,460	0.14%	1,626
Borrowings	110,180	3.99%	1,108	60,822	2.45%	375
Total interest-bearing liabilities	5,661,339	0.21%	2,956	4,612,282	0.17%	2,001

Noninterest-bearing checking	3,748,119			2,728,815
Other liabilities	69,912			59,244
Shareholders’ equity	1,087,763			918,986
Total liabilities and shareholders’ equity	$10,567,133			$8,319,327

Net yield on interest-earning assets and net interest income		3.38%	$85,334		3.00%	$58,553
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.40%	$86,026		3.03%	$59,129

Interest rate spread		3.28%			2.94%

Average prime rate		5.35%			3.25%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization (including deferred PPP fees), in the amounts of $0.8 million, and $1.9 million for three months ended September 30, 2022 and 2021, respectively.
(2) Includes accretion of discount on acquired and SBA loans of $2.6 million and $1.2 million for three months ended September 30, 2022 and 2021, respectively.
(3)   Includes tax-equivalent adjustments of $0.7 million and $0.6 million for three months ended September 30, 2022 and 2021, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, net interest income grew $26.8 million for the three months ended September 30, 2022 from the comparable period of the prior year. Higher earning asset volumes, from both organic growth and the Select acquisition, combined with an expansion in NIM, drove the increase. Rates on interest-bearing deposits remained stable year-over-year while rated on borrowings increased relative to higher market rates.
•Market interest rates increased 300 basis points between March and September 2022 to result in an average prime rate of 5.35% for three months ended September 30, 2022 compared to 3.25% for the prior year period.
•Average loan volumes for the three months ended September 30, 2022 were $1.6 billion higher than the same period in 2021. In addition to higher volumes, interest rates on loans increased 40 basis points to 4.49% for the third quarter of 2022, to result in an increase in loan interest income of $21.3 million.
•Interest income on total investment securities increased $5.5 million for the three months ended September 30, 2022 when compared to the same period in 2021 related primary to the higher yields on the portfolio as reinvestment rates increased between the periods. Average volumes increased $910.5 million between periods contributing to the increase in interest income.
•Higher average balances in interest-bearing deposits of $1.0 billion drove a $0.2 million increase in deposit interest expense for the three months ended September 30, 2022 compared to the same period in 2021. Rates for the same periods remained essentially unchanged.
•The combination of higher rates on borrowings, up 154 basis points from the third quarter of 2021 as compared to the third quarter of 2022, related to increasing market rates, and the increase in volume of borrowings between periods drove the $0.7 million increase in interest expense for this category. Starting in the third quarter of 2022, short-term borrowings were utilized as needed to fund loan growth and manage fluctuations in deposit balances.
•The increase in NIM was in large part the result of market rate increases and improved pricing on new loans.

Net interest income for the nine months ended September 30, 2022 amounted to $240.5 million, an increase of $67.9 million, or 39.4%, from the $172.6 million recorded in the nine months ended September 30, 2021. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2022 amounted to $242.5 million, an increase of $68.5 million, or 39.3%, from the $174.1 million recorded in the nine months ended September 30, 2021. For internal purposes, we evaluate our NIM on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income then dividing by total average earning assets. We believe that analysis of NIM on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.

Index
The following table presents an analysis of net interest income for the nine months ended September 30, 2022 and 2021.

Average Balances and Net Interest Income Analysis
	For the Nine Months Ended September 30,
	2022			2021
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$6,197,915	4.35%	$201,518	$4,728,258	4.36%	$154,325
Taxable securities	3,070,745	1.74%	40,045	2,030,491	1.45%	22,081
Non-taxable securities	296,132	1.48%	3,267	131,263	1.51%	1,487
Short-term investments, primarily interest-bearing cash	366,529	1.10%	3,016	453,267	0.53%	1,809
Total interest-earning assets	9,931,321	3.34%	$247,846	7,343,279	3.27%	179,702

Cash and due from banks	110,007			83,115
Premises and equipment	135,476			122,605
Other assets	372,405			373,918
Total assets	$10,549,209			$7,922,917

Liabilities
Interest bearing checking	$1,548,935	0.06%	$684	$1,278,103	0.07%	$685
Money market deposits	2,550,643	0.13%	2,426	1,764,857	0.18%	2,330
Savings deposits	739,927	0.06%	324	579,595	0.08%	338
Time deposits >$100,000	531,168	0.30%	1,180	528,589	0.53%	2,097
Other time deposits	298,112	0.26%	590	219,031	0.34%	563
Total interest-bearing deposits	5,668,785	0.12%	5,204	4,370,175	0.18%	6,013
Borrowings	81,817	3.53%	2,160	61,180	2.49%	1,139
Total interest-bearing liabilities	5,750,602	0.17%	7,364	4,431,355	0.22%	7,152

Noninterest bearing checking	3,617,293			2,534,262
Other liabilities	52,130			57,839
Shareholders’ equity	1,129,184			899,461
Total liabilities and shareholders’ equity	$10,549,209			$7,922,917

Net yield on interest-earning assets and net interest income		3.24%	$240,482		3.14%	$172,550
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.27%	$242,540		3.17%	$174,086

Interest rate spread		3.17%			3.05%

Average prime rate		4.20%			3.25%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization (including deferred PPP fees), in the amounts of $2.8 million, and $7.5 million for nine months ended September 30, 2022 and 2021, respectively.
(2) Includes accretion of discount on acquired and SBA loans of $7.2 million and $6.2 million for nine months ended September 30, 2022 and 2021, respectively.
(3)   Includes tax-equivalent adjustments of $2.1 million and $1.5 million for nine months ended September 30, 2022 and 2021, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense

Index
Overall, as demonstrated in the table above, net interest income grew $67.9 million for the nine months ended September 30, 2022 from the comparable period of the prior year. Higher earning asset volumes, from both organic growth and the Select acquisition, combined with an expansion in NIM, drove the increase.
•Average loan volumes for the nine months ended September 30, 2022 were $1.5 billion higher than the same period in 2021. Interest rates on loans remained fairly stable between periods as increases in market rates during 2022 were offset by a decline of $5.2 million in PPP loan fee accretion for 2022 as compared to 2021. The combination of factors resulted in an increase in loan interest income of $47.2 million.
•Higher average volume of $1.2 billion on total securities resulted in an increase of $19.7 million in interest income for the nine months ended September 30, 2022 when compared to the same period in 2021. Also contributing to the increase in interest income was the higher yields on the taxable portfolio as reinvestment rates increased between the periods.
•Lower interest rates paid on deposits drove a $0.8 million decrease in deposit interest expense for the nine months ended September 30, 2022 compared to the same period in 2021. Reductions in rates on deposits more than offset the $1.3 billion increase in average volume for total interest-bearing deposits.
•Starting in the third quarter of 2022, short-term borrowings were utilized as needed to fund loan growth and manage fluctuations in deposit balances. In addition, higher market interest rates drove the increase in rates on borrowings, up 104 basis points for nine months ended September 30, 2022 as compared to the prior year period. and resulted in an increase of $1.0 million increase in interest expense for this category.
•The increase in NIM was in large part the result of higher market rates and lower deposit pricing, partially offset by lower PPP loan fee accretion.

Our NIM for all periods benefited from net accretion income, primarily associated with purchase accounting premiums/discounts on loans, deposits and borrowings associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each time period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest income – increased by accretion of loan discount on acquired loans	$1,519	530	4,735	4,195
Interest income - increased by accretion of loan discount on retained SBA loans	1,032	697	2,428	2,004
Total interest income impact	2,551	1,227	7,163	6,199
Interest expense – reduced by premium amortization of deposits	121	8	524	34
Interest expense – increased by discount accretion of borrowings	(64)	(45)	(190)	(133)
Total net interest expense impact	57	(37)	334	(99)
Total impact on net interest income	$2,608	1,190	7,497	6,100
The increase in loan discount accretion on purchased loans for both the three months and the nine months ended September 30, 2022 as compared to the same periods in the prior year is related to the Select acquisition. Generally, the level of loan discount accretion will decline each year due to the natural paydowns in acquired loan portfolios. At September 30, 2022 and 2021, unaccreted loan discount on purchased loans amounted to $12.5 million and $4.8 million, respectively.
In addition to the loan discount accretion recorded on acquired loans, we record accretion on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market. The level of SBA loan discount accretion will vary relative to fluctuations in the SBA loan portfolio. At September 30, 2022 and 2021, unaccreted loan discount on SBA loans amounted to $4.6 million and $6.6 million, respectively.

Index
Amortization of net deferred loan fees also impacts interest income. During the nine months ended September 30, 2022, we amortized net deferred PPP fees of $2.6 million as interest income compared to $7.8 million for the nine months ended September 30, 2021. At September 30, 2022, there were no remaining deferred PPP origination fees.
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
The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under CECL. A provision for credit losses of $5.1 million was recorded for the three months ended September 30, 2022 and $8.6 million was recorded for the nine months ended September 30, 2022 based on loan growth during each period, updated economic forecasts impacting loss drivers, and other assumptions and inputs to the CECL model. Also based on the CECL model results and fluctuations in asset quality trends, a reversal provision of $1.4 million was required for the three and nine months ended September 30, 2021.
In addition, a $0.3 million provision for unfunded commitments was recorded for the three months ended September 30, 2022, and a reversal provision of $1.2 million was recorded for the nine months ended September 30, 2022, related primarily to the fluctuations in the levels and mix of outstanding loan commitments. There was a $1.0 million and $3.0 million provision for unfunded commitments for the three and nine months ended September 30, 2021, respectively.
Additional discussion of our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses and Loan Loss Experience" sections following.
Noninterest Income
Our noninterest income amounted to $16.9 million and $16.5 million for the three months ended September 30, 2022 and 2021, respectively, and $53.4 million and $58.6 million for the nine months ended September 30, 2022 and 2021, respectively. Included in noninterest income was nonrecurring amounts totaling $2.7 million and $50,000 in other gains for the three months ended September 30, 2022 and 2021, respectively, and $6.0 million and $1.5 million in other gains for the nine months ended September 30, 2022 and 2021, respectively.
The following table presents the primary components of noninterest income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Service charges on deposit accounts	$4,166	3,209	11,407	8,766
Other service charges and fees - bankcard interchange income, net	3,009	4,405	12,532	12,338
Other service charges and fees - other	3,303	2,059	8,668	6,144
Fees from presold mortgage loans	376	2,096	1,951	8,914
Commissions from sales of insurance and financial products	1,391	1,198	3,487	5,854
SBA consulting fees	479	1,128	1,963	6,079
SBA loan sale gains	479	1,655	4,581	6,981
Bank-owned life insurance ("BOLI") income	962	711	2,880	1,945
Other gains, net	2,747	50	5,958	1,533
Noninterest income	$16,912	16,511	53,427	58,554

Index
Service charges on deposit accounts increased $1.0 million, or 29.8%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and increased $2.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was driven by the higher number of new customers and transaction accounts generating fees from both organic growth and the Select acquisition.
Other service charges and fees - bankcard interchange income, net represents interchange income from debit and credit card transactions, net of associated interchange expense, and decreased $1.4 million, or 31.7%, for the three months ended September 30, 2022 as compared to the prior year period, and increased $0.2 million for the nine months ended September 30, 2022 compared to the prior year period. The decrease is a result of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 limitation on debit card interchange fees. Because the Company exceeded $10 billion in total assets at December 31, 2021, the interchange fee limitation became effective for us July 1, 2022. Higher volumes of accounts and transactions have partially offset the rate limitation.
Other service charges and fees - other includes items such as SBA guarantee servicing fees and related servicing rights amortization, ATM charges, wire transfer fees, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The increase in this line item for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 of $1.2 million, or 60.4%, and the increase of $2.5 million for the nine months ended September 30, 2022 compared to the prior year period, was primarily due to growth in the number of accounts and related transaction activity, as well as the Bank's deposit base increases.
Fees from presold mortgage loans amounted to $0.4 million for the three months ended September 30, 2022, a decline of $1.7 million, or 82.1%, from the same time period in 2021, and a $7.0 million decrease for the nine months ended September 30, 2022 compared to the prior year period. The decrease was due to the general increase in market interest rates and related decline in home mortgage refinancings and new originations during 2022 as compared to the prior year.
Commissions from sales of insurance and financial products for the three months ended September 30, 2022 increased $0.2 million from the same period in 2021. There was a decrease of $2.4 million for the nine months ended September 30, 2022 compared to the prior year period which was directly related to the sale of the majority of the assets of our property and casualty insurance subsidiary in June 2021.
SBA consulting fees decreased for the three months ended September 30, 2022, compared to the same period in 2021 by $0.6 million, or 57.5%, and decreased $4.1 million for the nine months ended September 30, 2022 compared to the prior year period. The declines in fees were directly related to the wind-down of the PPP loan program and lower related revenues earned in the current year periods.
SBA loan sale gains decreased $1.2 million, or 71.1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and declined $2.4 million for the nine months ended September 30, 2022 compared to the prior year period. The lower gains were related to the timing of sales and the volume of originated loans available to be sold in each period.
Other gains, net for the third quarter of 2022 consisted primarily of a settlement of a prior year cash letter processing differences. Also included in other gains for the nine months ended September 30, 2022 were death benefits realized on BOLI policies. Other gains for the nine months ended September 20, 2021 are primarily related to the sale of the the majority of the assets of our property and casualty insurance subsidiary in June 2021.
Noninterest Expenses
Noninterest expenses totaled $48.7 million and $40.8 million for the three months ended September 30, 2022 and 2021, respectively, and $149.6 million and $121.9 million for the nine months ended September 30, 2022 and 2021, respectively. Included in noninterest expense was nonrecurring merger and acquisition costs totaling $0.5 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. Merger and acquisition costs totaled $4.8 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Index
The following table presents the primary components of noninterest expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Salaries	$24,416	20,651	71,669	61,969
Employee benefits	4,156	4,447	16,044	13,105
Total personnel expense	28,572	25,098	87,713	75,074
Occupancy expense	3,175	2,618	9,681	8,190
Equipment related expenses	1,672	1,125	4,490	3,223
Merger and acquisition expenses	548	254	4,769	665
Amortization of intangible assets	889	695	2,859	2,437
Credit card rewards and other bankcard expenses	805	1,161	3,018	3,353
Telephone and data lines	929	736	2,719	2,226
Software costs	1,590	1,238	4,452	3,947
Data processing expense	1,790	1,440	5,811	4,139
Professional fees	1,117	952	3,295	2,052
Advertising and marketing expense	856	742	2,651	1,972
Non-credit losses	828	321	1,918	782
Deposit related expenses	604	383	1,271	1,145
Foreclosed property losses (gains), net	—	23	(372)	7
Other operating expenses	5,325	4,031	15,288	12,655
Total	$48,700	$40,817	$149,563	$121,867

In general, the increase in noninterest expenses was driven by higher operating expenses from personnel, locations, number of accounts, and higher level of activity resulting from the Select acquisition completed in the fourth quarter of 2021. Merger and acquisition expenses amounted to $4.8 million for the nine months ended September 30, 2022 and primarily related to March 2022 core system conversion costs incurred for the Select acquisition.
Total personnel expense increased $3.5 million, or 13.8%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Total personnel expense increased $12.6 million for the nine months ended September 30, 2022 compared to the prior year period. The increase for each period was a direct result of the incremental number of associates from the Select acquisition, combined with regular annual salary increases. Also contributing to the increases were higher insurance claims and costs in 2022 compared to the prior year.
Income Taxes
We recorded income tax expense of $10.2 million for the three months ended September 30, 2022 and $7.0 million for the three months ended September 30, 2021. Our effective tax rates increased to 21.2% from 20.1% for the three months ended September 30, 2022 and 2021, respectively. The increase in effective tax rate between quarterly periods was attributable to the utilization of additional federal disaster credits in the third quarter of 2021.
For the nine months ended September 30, 2022 and 2021, we recorded income tax expense of $28.4 million and $22.5 million, respectively. Our effective tax rates remained stable at 20.8% for the nine months ended September 30, 2022 compared to 20.9% for the comparable period of the prior year.

Index
FINANCIAL CONDITION
Total assets at September 30, 2022 amounted to $10.5 billion, a nominal increase from December 31, 2021 as growth in loans was funded by existing cash and investments shifting the balance sheet mix somewhat. Total loans at September 30, 2022 amounted to $6.5 billion, a 7.3% increase from December 31, 2021, and total deposits amounted to $9.2 billion, a 1.1% increase from December 31, 2021.
For the nine months ended September 30, 2022, the net increase in loans was $443.6 million, or 7.3%, related primarily to core growth and loans amounted to 62.1% of total assets as compared to 57.9% of total assets at December 31, 2021. We experienced organic growth in most of our loan categories, with commercial real estate, 1-4 family first mortgages, and construction categories experiencing the largest growth. The mix of our loan portfolio remained substantially the same at September 30, 2022 compared to December 31, 2021. The majority of our real estate loans were personal and commercial loans where real estate provides additional security for the loan. Note 4 to the consolidated financial statements presents additional detailed information regarding our mix of loans.
The composition of our investment portfolio remained substantially the same as at December 31, 2021, and continues to reflect our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Total investment securities decreased $261.8 million from December 31, 2021 to total $2.9 billion at September 30, 2022. as cash flows were utilized to fund loan growth. Also contributing to the decline was the increase in unrealized losses on available for sale securities which totaled $464.6 million at September 30, 2022. Note 3 to the consolidated financial statements presents additional detailed information regarding our mix of investments and the unrealized losses for each category.
We invest primarily in securities issued by GSEs including FHLMC, FNMA, GNMA, and SBA, each of which guarantees the repayment of the securities. Nearly all of our mortgage-backed securities are issued by GSEs and are traded in liquid secondary markets. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. We have no significant concentration of bond holdings from one state or local government entity. We have evaluated the unrealized losses on individual securities at September 30, 2022 and determined them to be of a temporary nature due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, we reviewed third-party credit ratings and considered the severity of the impairment.
For the nine months ended September 30, 2022, we continued to experience growth in our deposit base, with total deposits increasing by $104.6 million, or 1.1%, from December 31, 2021. Deposit growth was primarily in transaction accounts (checking and money market products), which we believe to be related to our ongoing deposit growth initiatives, as well as the build up in liquidity during the pandemic. While deposits have continued to grow for the year to date period, the third quarter of 2022 realized a decline in total deposits of $130.5 million as market rates for deposits have become more competitive and customer behaviors may be shifting from activity experienced during the COVID-19 pandemic.

Index
Nonperforming Assets
Nonperforming assets include nonaccrual loans, TDRs, loans past due 90 or more days and still accruing interest, and foreclosed real estate. Nonperforming assets are summarized as follows:

$ in thousands	September 30, 2022	December 31, 2021
Nonperforming assets
Nonaccrual loans	$28,669	34,696
TDRs – accruing	11,355	13,866
Accruing loans >90 days past due	—	1,004
Total nonperforming loans	40,024	49,566
Foreclosed real estate	658	3,071
Total nonperforming assets	$40,682	52,637

Asset Quality Ratios
Nonaccrual loans to total loans	0.44%	0.57%
Nonperforming loans to total loans	0.61%	0.82%
Nonperforming assets to total loans and foreclosed properties	0.62%	0.87%
Nonperforming assets to total assets	0.39%	0.50%
Allowance for credit losses to nonaccrual loans	302.02%	227.08%
Allowance for credit losses to nonperforming loans	216.34%	158.96%

As shown in the table above, nonperforming assets decreased from December 31, 2021 to September 30, 2022, with improvements noted in all categories. At September 30, 2022, total nonaccrual loans amounted to $28.7 million, compared to $34.7 million at December 31, 2021. "Real estate-mortgage-commercial and other" is the largest category of nonaccrual loans, at $11.5 million, or 40.1%, of total nonaccrual loans, followed by "Commercial, financial, and agricultural" at $11.4 million, or 39.6%, of total nonaccrual loans. Included in those categories are nonaccrual SBA loans totaling $15.6 million at September 30, 2022, or 54.4%, of total nonaccrual loans, that have $5.8 million in guarantees from the SBA.
TDRs are accruing loans for which we have granted concessions to the borrower as a result of the borrower’s financial difficulties. At September 30, 2022, total accruing TDRs amounted to $11.4 million, compared to $13.9 million at December 31, 2021, with the decrease being attributed to several large commercial TDR pay-offs or charge-offs during the period which more than offset the new TDRs added during the year to date period.

As reflected in Note 4 to the accompanying consolidated financial statements, total classified loans declined 9.4% to $50.7 million at September 30, 2022 compared to $56.0 million at December 31, 2021. Special mention loans decreased 23.3% from $43.1 million at December 31, 2021 to $33.1 million at September 30, 2022. The majority of the improvements were in the commercial real estate and 1-4 family mortgage categories.
Total foreclosed real estate amounted to $0.7 million at September 30, 2022 and $3.1 million at December 31, 2021. Our foreclosed property balances have generally been decreasing as a result of sales activity during the periods and favorable overall asset quality. During the nine months ended September 30, 2022, we recorded sales of six foreclosed properties partially offset by the addition of one foreclosed property. We believe that the fair values of foreclosed real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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
For the nine months ended September 30, 2022 and 2021, we recorded a provision for credit losses of $8.6 million and a reversal of provision for credit losses totaling $1.4 million, respectively. The increase in provision for 2022 as compared to the prior year period was primarily due to growth in the loan portfolio which accounted for approximately half of the higher provision in 2022. Also contributing to the increase was the economic forecast inputs to our CECL model driving higher loss rate assumptions, primarily due to higher unemployment forecasts and deteriorating Commercial Real Estate Index forecasts given the developing uncertain economic environment.
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, ACL, charge-offs and recoveries, and key ratios.

Loan Ratios, Loss and Recovery Experience
($ in thousands)	Nine Months Ended September 30, 2022	Twelve Months Ended December 31, 2021	Nine Months Ended September 30, 2021
Loans outstanding at end of period	$6,525,286	6,081,715	4,869,841
Average amount of loans outstanding	6,197,915	5,018,391	4,728,258
Allowance for credit losses, at period end	86,587	78,789	63,628

Total charge-offs	(4,008)	(7,602)	(5,553)
Total recoveries	3,206	4,922	3,618
Net charge-offs	$(802)	(2,680)	(1,935)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.02%	0.05%	0.05%
Allowance for credit losses as a percent of loans at end of period	1.33%	1.30%	1.31%
Recoveries of loans previously charged-off as a percent of loans charged-off	79.99%	64.75%	65.15%

Allowance for Unfunded Commitments
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

Index
For the nine months ended September 30, 2022, we recorded a reversal of the provision for unfunded commitments of $1.2 million related to fluctuations in the levels and mix of outstanding loans commitments. For the comparable period of 2021, a $3.0 million provision for unfunded commitments was required related to higher levels of unfunded commitments for the period. The allowance for unfunded commitments of $12.3 million and $13.5 million at September 30, 2022 and December 31, 2021, respectively, is classified on the balance sheet within "Other liabilities".
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
In addition to internally generated liquidity sources, we have the ability to obtain borrowings under: 1) an approximately $857 million line of credit with the FHLB (of which $160.9 million and $2.0 million were outstanding at September 30, 2022 and December 31, 2021, respectively); 2) federal funds lines with several correspondent banks totaling $265 million (of which none was outstanding at September 30, 2022 or December 31, 2021); and 3) an approximately $161 million line of credit through the Federal Reserve's discount window (of which none was outstanding at September 30, 2022 or December 31, 2021). Unused and available lines of credit amounted to $1.1 billion at September 30, 2022.
Our overall liquidity is essentially the same as at December 31, 2021 with our liquid assets (cash and unpledged securities) as a percentage of our unpledged deposits and borrowings at 26.7% at September 30, 2022. We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future.
The amount and timing of our contractual obligations and commercial commitments have not changed materially since December 31, 2021, the detail of which is presented in the Contractual Obligations and Other Commercial Commitments table of our 2021 Annual Report on Form 10-K. In addition, we are not involved in any legal proceedings that, in our opinion, could have a material effect on our consolidated financial position.
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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2022, and have no current plans to do so.

Index
Capital Resources
The Company is regulated by the Federal Reserve and is subject to the securities registration and public reporting regulations of the SEC. Our banking subsidiary, First Bank, is also regulated by the Federal Reserve and the North Carolina Office of the Commissioner of Banks. We must comply with regulatory capital requirements established by the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
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
At September 30, 2022, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated.

	September 30, 2022	December 31, 2021
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	12.76%	12.53%
Minimum required Common Equity Tier 1 capital	7.00%	7.00%

Tier I capital to Tier 1 risk weighted assets	13.59%	13.42%
Minimum required Tier 1 capital	8.50%	8.50%

Total risk-based capital to Tier II risk weighted assets	14.84%	14.67%
Minimum required total risk-based capital	10.50%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	10.21%	9.39%
Minimum required Tier 1 leverage capital	4.00%	4.00%
First Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At September 30, 2022, First Bank exceeded the minimum ratios established by the regulatory authorities.

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
Our exposure to interest rate risk is analyzed on a regular basis by management using standard "gap" reports (which measure the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period), maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” or "ramped" interest rate scenarios. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (our NIM), even during periods of changing interest rates. Over the past five calendar years, our NIM has ranged from a low of 3.16% (realized in 2021) to a high of 4.09% (realized in 2018). The 93 basis point fluctuation in NIM between the high and low point during this period was a direct result of the Federal Reserve monetary policy enacted at the beginning of the COVID-19 pandemic resulting in a reduction in short-term market interest rates totaling 150 basis points in March 2020. During the first nine months of 2022, the Federal Reserve implemented monetary policy to combat inflationary conditions and increased short-term rates 300 basis points, with the anticipation of additional rate increases to occur throughout 2022.
There has be no significant change in the Company-estimated net interest income sensitivity from December 31, 2021. Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at September 30, 2022, we had approximately $3.5 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year as of September 30, 2022 were deposits totaling $4.7 billion comprised of checking, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.
Generally, when rates change, our interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while our interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. In the short-term (less than twelve months), this generally results in us being asset-sensitive, meaning that our net interest income benefits from an increase in interest rates and is negatively impacted by a decrease in interest rates. The increase in our NIM during the third quarter of 2022 demonstrated this concept. In the twelve-month and longer horizon, the impact of having a higher level of interest-sensitive liabilities generally lessens the short-term effects of changes in interest rates. Overall we believe that in the near-term (twelve months), net interest income will not likely experience significant pressure from fluctuations in interest rates, and we may continue to benefit from the anticipated rise in interest rates.
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

Index
The general discussion in the foregoing paragraph applies most directly in a “normal” interest rate environment in which longer-term maturity instruments carry higher interest rates than short-term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve. A “flat yield curve” means that short-term interest rates are substantially the same as long-term interest rates. Actions taken by the Federal Reserve at the beginning of the pandemic resulted in a very low and flat interest rate curve environment. Recent actions to raise short-term interest rates have resulted in a some steepening of the yield curve on the short end (within 1 year). However, the longer end of the curve continues to be flat and has actually inverted recently (between 1 and 10 years) meaning that the yield on short-term instruments (1 year) are higher than longer-term instruments (10 years). A flat or inverted interest rate curve is an unfavorable interest rate environment for many financial institutions, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge or invert, the profit spread we realize between loan yields and deposit rates narrows, which pressures our net interest margin.

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
Inflation
Because the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation as discussed above under Interest Rate Risk. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. The effect of inflation on banks is normally not as significant as its influence on those businesses that have large investments in plant and inventories. During periods of high inflation as we have recently experienced, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans, and deposits. Also, general increases in the price of goods and services will generally result in increased operating expenses.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 to July 31, 2022	—	$—	—	$40,000,000
August 1, 2022 to August 31, 2022	—	—	—	$40,000,000
September 1, 2022 to September 30, 2022	—	—	—	$40,000,000
Total	—	—	—	$40,000,000
(1)All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On February 7, 2022, the Company reported the authorization of a $40 million repurchase program with an expiration date of December 31, 2022. As of September 30, 2022, the Company had the remaining authorization to repurchase up to $40 million of the Company's stock.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Chief Financial Officer, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 7, 2022	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

November 7, 2022	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

November 7, 2022	BY:/s/ Blaise B. Buczkowski
Blaise B, Buczkowski Executive Vice President and Chief Accounting Officer