Form 10-K
period 2022-12-31
FIRST BANCORP /NC/
filed 2023-02-28
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes       ☒ No
The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2022 as reported by The NASDAQ Global Select Market, was approximately $1,222,172,000.
The number of shares of the registrant’s Common Stock outstanding on February 27, 2023 was 40,878,224.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

CROSS REFERENCE INDEX
FORM 10-K
*    Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2023.

MD&A and Financial Statement References

In this report: "2022 MD&A" and "2022 MD&A (Item 7)" generally refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (inclusive of Glossary of Terms and Acronyms below), appearing in Item 7 within Part II of this report; and, "2022 Financial Statements" and "2022 Financial Statements (Item 8)" generally refer to our Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows, and the Notes to the Consolidated Financial Statements, all appearing in Item 8 within Part II of this report.

Glossary of Terms and Acronyms
The following terms and acronyms may be used throughout this Report, with the exception of Item 8.

ACL	Allowance for credit losses	Federal Reserve	Board of Governors of the Federal Reserve System
AFS	Available for sale	FFCB	Federal Farm Credit Bank
AML	The Anti-Money Laundering Act of 2020	FHLB	Federal Home Loan Bank
AOCI	Accumulated Other Comprehensive Income/Loss	FHLMC	Federal Home Loan Mortgage Corporation
Annual Report or Report	Annual Report on Form 10-K	FINCEN	Financial Crimes Enforcement Network
ASC	FASB Accounting Standards Codification	First Bank Insurance	First Bank Insurance Services, Inc.
ASC 326	FASB ASC Topic 326, Financial Instruments – Credit Losses	FNMA	Federal National Mortgage Association
ASC 350	FASB ASC Topic 350, Intangibles - Goodwill and Other	GAAP	Accounting principles generally accepted in the United States of America
Asheville Savings	ASB Bancorp, Inc. and its subsidiary Asheville Savings Bank SSB	GDP	Gross Domestic Product
ATM	Automated teller machine	GNMA	Government National Mortgage Association
Bank	First Bank	GrandSouth	GrandSouth Bancorp and its subsidiary GrandSouth Bank
Basel III	Third Installment of the Basel Committee and Banking System Accords	GSE	U.S. government-sponsored enterprise
BHC Act	Bank Holding Company Act of 1956, as amended	HTM	Held to maturity
Board	Board of Directors of the Company or the Bank	LIBOR	London Interbank Offered Rate
BOLI	Bank owned life insurance	Magnolia Financial	Magnolia Financial, Inc.
BSA	Bank Secrecy Act	MD&A	Management’s Discussion and Analysis of Results of Operations and Financial Condition
CARES Act	Coronavirus Aid, Relief, and Economic Safety Act	NASDAQ	National Association of Securities Dealers Automated Quotations Stock Market’s Global System
Carolina Bank	Carolina Bank Holdings, Inc. and it subsidiary Carolina Bank	NIM	Net interest margin
CDARS	Certificate of Deposit Account Registry Service	Non-PCD	Not Purchased Financial Assets with Credit Deterioration
CECL	Current expected credit loss model	NPA(s)	Nonperforming asset(s)
CEO	Chief Executive Officer	NSF	Nonsufficient funds
CET1	Common equity tier 1	OFAC	Treasury's Office of Foreign Asset Control
CFPB	Consumer Financial Protection Bureau	Patriot Act	Uniting and Strengthening American by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism
Commissioner	North Carolina Commissioner of Banks	PCD	Purchased Financial Assets with Credit Deterioration
Company	First Bancorp and its consolidated subsidiaries	PPP	Paycheck Protection Program
CRA	Community Reinvestment Act of 1977	SBA	United States Small Business Administration
DIF	Deposit Insurance Fund of the FDIC	SBA Complete	SBA Complete, Inc.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SEC	Securities and Exchange Commission
EPS	Earnings per share	Select	Select Bancorp, Inc. and its subsidiary Select Bank & Trust Company
Exchange Act	Securities Exchange Act of 1934, as amended	TCE	Tangible common equity
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
FCA	Financial Conduct Authority	Treasury	United States Department of Treasury
FDIC	Federal Deposit Insurance Corporation	We/us/our	First Bancorp and its consolidated subsidiaries

FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact and, further, are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” "anticipate," "intend,“ "estimate,” “plan,” “project,” or other qualifications concerning our opinions or judgments about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information about factors that could affect our actual results, see the “Risk Factors” section in Item 1A of this Report.
PART I
Item 1. Business
General Description
The Company is the fourth largest bank holding company headquartered in North Carolina. At December 31, 2022, the Company had total consolidated assets of $10.6 billion, total loans of $6.7 billion, total deposits of $9.2 billion, and shareholders’ equity of $1.0 billion. Our principal activity is the ownership and operation of the Bank, a state-chartered bank with its headquarters in Southern Pines, North Carolina, through which we engage in a full range of banking activities. Our principal executive offices are located at 300 SW Broad St., Southern Pines, North Carolina 28387, and our telephone number is (910) 246-2500.
The Company was incorporated in North Carolina on December 8, 1983 for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange. The Bank began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. In 1985, its name was changed to First Bank and in September 2013, the Company and the Bank moved their headquarters and main offices to Southern Pines, North Carolina.
As of December 31 2022, the Bank had three wholly-owned subsidiaries, SBA Complete, Magnolia Financial, and First Troy SPE, LLC. SBA Complete specializes in providing consulting services for financial institutions across the country related to SBA loan origination and servicing. Magnolia Financial is a business financing company that offers accounts receivable financing and factoring, inventory financing, and purchase order financing throughout the southeastern United States. First Troy SPE, LLC is a holding entity for certain foreclosed properties. During 2021, the Bank sold substantially all of the assets of its insurance agency subsidiary, First Bank Insurance.
The Company is the parent of a series of statutory business trusts organized for the purpose of issuing trust preferred debt securities that qualify as regulatory capital. For purposes of the discussion below, these statutory business trusts are not included in our consolidated financial statements as they are variable interest entities and the Company is not the primary beneficiary. See additional discussion below in Item 7 under the section entitled “Borrowings” and Note 1 to the consolidated financial statements.
Recent Developments and Acquisitions
On June 21, 2022, we announced an agreement to acquire GrandSouth Bancorporation ("GrandSouth"), headquartered in Greenville, South Carolina, in an all-stock transaction. The terms of the agreement provided that each share of GrandSouth common and preferred stock issued and outstanding immediately prior to the effective time of the acquisition would be converted into 0.91 shares of the Company's common stock. The transaction closed on January 1, 2023, adding eight branches throughout South Carolina and approximately $1.2 billion in total assets, $1.0 billion in loans, and $1.1 billion in deposits to the Company's balance sheet as of the acquisition date.
In October 2021, we acquired Select, a community bank headquartered in Dunn, North Carolina with $1.8 billion in assets, $1.3 billion in loans, and $1.6 billion in deposits. Select operated from 22 branches located throughout North Carolina, in the Upstate region of South Carolina and in Virginia Beach, Virginia. We closed or consolidated 12 of Select's branches during 2022.

On September 1, 2020, we completed the acquisition of Magnolia Financial, a business financing company headquartered in Spartanburg, South Carolina, that makes loans throughout the southeastern United States. The acquisition of Magnolia Financial provided us with the opportunity to enhance our product offerings, such as accounts receivable financing and factoring, inventory financing, and purchase order financing.
In October 2017, we acquired Asheville Savings which operated in the attractive and high-growth market of Asheville, North Carolina, with $798 million in assets and 13 branches located throughout the Asheville market area.
In March 2017, we acquired Carolina Bank, a community bank headquartered in Greensboro, North Carolina with $682 million in assets and eight branches located in Greensboro, Winston-Salem, Burlington, and Asheboro. This acquisition significantly accelerated our expansion initiative in the Greensboro/Winston-Salem market.
Principal Business and Services We Provide
Lending Activities
We maintain a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide commercial business loans, commercial and residential real estate construction and mortgage loans, revolving lines of credit, letters of credit, and loans for personal uses, home improvement, and automobiles. Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail, and warehouse space. They also include non-owner occupied commercial buildings such as leased retail and office space. We originate residential mortgages through our Mortgage Banking Division, some of which we sell in the secondary market. Through Magnolia Financial we provide accounts receivable financing and factoring, inventory financing, and purchase order financing. Through a network of specialized Bank loan officers, our SBA Lending Division, and as supported by SBA Complete, we offer SBA loans to small business owners across the nation. We typically sell the portion of each loan that is guaranteed by the SBA at a premium and record the non-guaranteed portion to our balance sheet.
We generally do not buy loan participations or portions of national credits, but we may acquire balances subject to participation agreements through acquisition. The total of loan participations purchased at December 31, 2022 was nominal.
Because the majority of our customers are individuals and small- to medium-sized businesses, we do not believe that the loss of a single customer or group of customers would have a material adverse impact on the Bank. There are no seasonal factors that tend to have any material effect on the Bank’s business. Because we operate primarily within North Carolina and South Carolina, the economic conditions of these areas could have a material impact on the Company. See additional discussion below in the section entitled “Market Area and Competition.”
Credit Administration and Lending Policies
Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. We have sought to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by the Bank, including low- and moderate-income customers, and to employ lending procedures and policies consistent with this approach. All loans are subject to our corporate loan policy and financing guide, which are reviewed annually and updated as needed. Our lending policy requires, among other things, an analysis of the borrower's projected cash flow and ability to service the debt.
Individual lending authority is assigned by the Bank’s Chief Credit Officer. Loans are approved under our written loan policy, which provides that lending officers have sole authority to approve loans of various amounts commensurate with their seniority, experience and needs within the market. All requests for extensions of credit in excess of any individual lending officer's authority are reviewed by one of our regional credit officers, who can approve loans up to their respective lending authorities which are generally between $5 million and $10 million. When the request for approval exceeds the authority level of the regional credit officer, the request is then reviewed for approval by the Bank’s Senior Credit Officer who has a lending authority of $20 million. For loans in excess of this amount, each of the Bank’s President and Chief Credit Officer have individual authority to approve loans up to $25 million, while the President and the Chief Credit Officer have joint authority to approve loans up to the in-house limit of $75 million. The Board, generally through its Executive Loan Committee, approves loans in excess of the in-house limit. In addition, the Executive Loan Committee reviews and approves loans to executive officers, directors, and their affiliates.

Our legal lending limit to any one borrower is approximately $176.2 million. All lending authorities are based on the borrower’s total credit exposure, which is an aggregate of the Bank’s lending relationship with the borrower either directly or indirectly through loan guarantees or other borrowing entities related to the borrower through ownership or other control relationship.
We continually monitor our loan portfolio to identify areas of concern and to enable us to take corrective action. Lending and credit administration officers and the Board meet periodically to review past due loans and portfolio quality, the status of large loans and certain other credit or economic related matters which may impact the risk in the portfolio. Individual lending officers are responsible for monitoring any changes in the financial status of borrowers and pursuing collection of early-stage past due amounts. For certain types of loans that exceed our established parameters of past due status, the Bank’s Asset Resolution Group assumes the management of the loans, and in some cases we engage a third-party firm to assist in collection efforts. Loans that are serviced by others, such as certain residential mortgage loans, are monitored by the Bank’s credit officers, although ultimate collection of past due amounts is the responsibility of the servicing agents.
The Bank has an internal loan review department that conducts on-going and targeted reviews of the Bank’s loan portfolio and assesses the Bank’s adherence to loan policies, risk grading, and accrual policies. Reports are generated for management based on these activities and findings are used to adjust risk grades as deemed appropriate. In addition, these reports are shared with the Board. The loan review department also provides training assistance to the Bank’s training and credit administration departments.
To further assess the Bank’s loan portfolio, in addition to the Bank’s internal loan review department, we also contract with an independent consulting firm to perform independent assessments, including reviewing new loan originations meeting certain criteria and reviewing risk grades of existing credits meeting certain thresholds. The consulting firm’s observations, comments, and risk grade recommendations, including variances with the Bank’s risk grades, are shared with the Audit Committee of the Board and are considered by management in setting Bank policy, and in evaluating the adequacy of our ACL.
Loan Concentrations
Our commercial loan portfolio consists predominately of owner-occupied real estate and non-owner occupied income-producing real estate and land development loans, which are primarily secured by real estate located in North Carolina and South Carolina. We categorize these commercial loans by industry according to the North American Industry Classification System (“NAICS”) to monitor the portfolio for possible concentrations in one or more industries. As of December 31, 2022, we had loans outstanding in one such industry group classification that exceeded 10% of total loans, with total loans of approximately $1.6 billion, or 23.4% of the portfolio, in the classification "lessors of nonresidential buildings". These loans are generally secured by real estate and are therefore susceptible to changes in real estate valuations and other market disruptions in this sector. The loans were originated using underwriting standards as set forth by management. Our loan policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.
Most of our business activity is with customers located within the markets where we have banking operations. The following table presents the total lending exposure for the counties with the largest percentage of our loan portfolio as of December 31, 2022.

Percentage of Total Loan Portfolio
Wake County, North Carolina	11.6%
New Hanover County, North Carolina	9.1%
Mecklenburg County, North Carolina	7.9%
Buncombe County, North Carolina	6.1%
Guilford County, North Carolina	5.0%
No other markets had total loans outstanding in excess of 5% of the total portfolio at year end. There have been no significant change in the the largest lending markets from the prior year. We have no concentrations of individual borrowers. Therefore, while our exposure to credit risk is affected by changes in the economy within our markets, the risk is not significantly concentrated.

Investment Activities
Our investment policy is designed to maximize our income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, we may invest in U.S. government bonds, GSEs, mortgage-backed securities, collateralized mortgage obligations, commercial mortgage-backed securities, state and municipal obligations, public housing authority bonds, and, to a limited extent, corporate bonds. We may also invest in time deposits with other financial institutions up to a defined limit.
Investments in our portfolio must satisfy certain quality criteria. In making investment decisions, we do not solely rely on credit ratings to determine the creditworthiness of an issuer of securities, but we use credit ratings in conjunction with other information when performing due diligence prior to the purchase of a security. Investments must be “investment-grade” as determined by a nationally recognized investment rating service. Securities rated below Moody’s BAA or Standard and Poor’s BBB generally will not be purchased. Securities rated below a single-A rating are periodically reviewed for creditworthiness. We may purchase non-rated municipal bonds only if the issues of bonds are located in our general market area and we determine these bonds have a credit risk no greater than the minimum ratings referred to above. We also are authorized by our Board to invest a portion of our securities portfolio in high quality corporate bonds, with the amount of such bonds not to exceed 15% of the entire securities portfolio. Prior to purchasing a corporate bond, the Bank’s management performs due diligence on the issuer of the bond, and the purchase is not made unless we believe that the purchase of the bond bears no more risk to the Bank than would an unsecured loan to the same company. On a periodic basis, we review the financial statements of the issuers of the corporate bonds that we own for any signs of deterioration so that we can take timely action if deemed necessary.
Our Chief Investment Officer implements the investment policy, monitors the investment portfolio, recommends portfolio strategies, and reports to the Bank’s Investment Committee. The Investment Committee generally meets on a quarterly basis to review investment activity and to assess the overall position of the securities portfolio. In addition, reports of all purchases, sales, issuer calls, net profits or losses and market appreciation or depreciation of the securities portfolio are reviewed by the Board. Once a quarter, our interest rate risk exposure is evaluated by the Board. Each year, our written investment policy is reviewed by the Board and appropriate changes are made.
Deposits
We offer a full range of deposit accounts and services to both retail and commercial customers. These deposit accounts have a variety of interest rates and terms and consist of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, savings accounts, money market accounts, and time deposits, including various types of certificates of deposits and individual retirement accounts. The Bank is a member of the CDARS, which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank deposit team.
Brokered deposits are deposits obtained by utilizing an outside broker that is paid a fee. The Bank utilizes brokered deposits to accomplish several purposes, such as acquiring a certain maturity and dollar amount without repricing the deposits of the Bank’s current customers (which could increase or decrease the overall cost of deposit), and acquiring certain maturities and dollar amounts to help manage interest rate risk.

Other Funding Sources
The FHLB allows us to obtain advances through its credit program. These advances are secured by securities owned by the Bank and held in safekeeping by the FHLB, FHLB stock owned by the Bank and certain qualifying loans secured by real estate, including residential mortgage loans, home equity lines of credit and commercial real estate loans.
As additional sources of funding, we maintain credit arrangements with various other financial institutions to purchase federal funds and participate in the Federal Reserve discount window borrowings program.
Other Services
We also offer credit cards, debit cards, letters of credit, safe deposit box rentals, and electronic funds transfer services, including wire transfers. In addition, to enhance the convenience of our customers, we provide internet banking, mobile banking and mobile check deposit, cash management, remote deposit capture, bank-by-phone capabilities, and ATMs across our branch network.

We offer various ancillary services as part of our commitment to customer service. Through a contractual relationship, we offer the placement of property and casualty insurance. We also provide non-FDIC insured investment and insurance products, including mutual funds, annuities, long-term care insurance, life insurance, and company retirement plans, as well as financial planning services through FB Wealth Management Services, our Investments Division.
Market Area and Competition
We are a community-oriented commercial bank offering a wide variety of financial services to meet the needs of the communities we serve. As of December 31, 2022, we conducted business from 108 branches, with 101 branch offices located across North Carolina and seven branches in South Carolina, primarily in the Pee Dee area.
Historically, our branches and facilities have been located in small- to medium-sized communities with economies based primarily on a variety of industries, including services and manufacturing. In more recent years, through both new branches and acquisitions, we have expanded in larger North Carolina cities, including Charlotte, Raleigh (Triangle region), and Greensboro/Winston-Salem (Triad region). Our expansion into higher growth markets was significantly enhanced by several strategic transactions discussed previously. Our most recent acquisition of GrandSouth, headquartered in Greenville, South Carolina, has moved us into the desirable Upstate market of that state as well as all its primary growth markets including Charleston and Columbia, South Carolina.
Our primary loan markets were previously presented in the Loan Concentrations section above. The following table presents the the counties with the largest share of our deposit base as of December 31, 2022.

Percentage of Total Deposits
Moore County, North Carolina	10.9%
Buncombe County, North Carolina	8.3%
Guilford County, North Carolina	6.0%
No other market area comprise more than 5% of our deposit base at year end and there has been no significant change in markets that hold the most significant share of our deposits from the prior year.
We experience strong competition in all aspects of the businesses in which we engage, including both making loans and attracting deposits, from both bank and non-bank competitors. Broadly speaking, we compete with national banks, super-regional banks, smaller community banks, credit unions, non-traditional internet-based banks and insurance companies and agencies, and other financial intermediaries and investment alternatives, including mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporate bond issuers, and other securities firms. Many of these non-bank competitors are not subject to the same regulatory oversight, which can provide them a competitive advantage in some instances, such as operational flexibility and lower cost structures. In many cases, our competitors have substantially greater resources, including broader geographic markets, higher lending limits, and the ability to make greater use of large-scale advertising and promotions, and offer certain services that we are unable to provide to our customers. We attempt to compete successfully with our competitors, regardless of their size, by emphasizing customer service, responsiveness, local decision making, and establishing relationships with our customers, while continuing to provide a wide variety of services.
We encounter strong pricing competition in providing our services, particularly in making loans and attracting deposits. Competition for deposits in our markets and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Given the current rate environment, we have experienced pressure to increase deposit rates in order to retain existing deposits and attract new deposits. Continued strong competition also exists in all of the lending activities we emphasize. With banks of all sizes attempting to maximize yields on earning assets and growth of their balance sheets, the competition for high-quality loans remains strong. Accordingly, loan rates in our markets continue to be under competitive pressure.
We expect competition in the industry to continue to increase mainly as a result of the improvement in financial technology used by both existing and new banking and financial services firms. Competition may further intensify as additional companies (both banks and non-banks) enter the markets where we conduct business, competitors combine to present more formidable challengers, and we enter mature markets consistent with our expansion strategy.

Human Capital Resources
Our associates are one of our competitive advantages and continued investment in human capital is a top priority for us. We have historically focused on building a rewarding work environment as we believe that valued and engaged associates lead to satisfied and active customers, which contributes to enriched shareholder value. We emphasize open and honest communication, collaboration, goal attainment, and personal and professional growth as the foundation to delivering high-quality service to one another and our customers. As of December 31, 2022, we had 1,244 full-time and 50 part-time associates, the majority of whom are employed by the Bank and are located in North Carolina and South Carolina. We have associates with our subsidiaries in other states, primarily California. None of these associates are represented by any collective bargaining agreements, and we consider our employee relations to be good.
Our human capital management strategy focuses on attracting, developing and retaining top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion, and physical ability. We strive to identify and select the best candidates for all open positions based on the qualifying factors for each job. We are dedicated to providing a workplace for our associates that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our team members based on their individual results and team performance; and recognizing and respecting all of the characteristics and differences that make each of our associates unique. Our workforce consists of approximately 73% females and 15% minorities. Of our officer population, 61% are female and 8% are minorities, while our executive management team consists of 35% female or minority executives.
In 2020, we formed a Diversity Council, which is chaired by our CEO and meets regularly. The Diversity Council is focused on providing feedback and recommending actions for improvement, as well as removing barriers that impede progress related to the following areas:
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
Our Board and its Compensation Committee provide oversight on human capital matters, including overall compensation philosophy, equity award programs, and succession planning. Our human resources and legal departments develop policies to support and manage our human capital management strategy, identify risks, and implement practices to mitigate those risks, under the oversight of the Board and its committees.
Maintaining and further enhancing our corporate culture is an important element of our Board’s oversight of risk because our people are critical to the implementation of our corporate strategy. Our Board sets the “tone at the top” and holds senior management accountable for embodying, maintaining, and communicating our culture to associates. Our culture is guided by a philosophy we call "Our Promise to Service Excellence" ("Our Promise"). The principles of Our Promise are: Safety and Soundness, Knowledge and Accuracy, Courteous Service, and Convenience and Ease. All associates joining the Company, including those joining as a result of an acquisition, start their employment by participating in an orientation that focuses on learning about and embracing our culture.
We also seek to design careers with our Company that are fulfilling while fostering professional and personal growth with continuing education, on-the-job training, and development programs. In 2020, we launched our Leadership Development Program, which consists of three development tracks designed to instruct and enhance leadership skills at various levels of an associate's management experience. We believe that effective and meaningful leadership development will further elevate the Company and support us in continuing to attract and retain top talent as well as create a succession plan for future growth. At the end of 2022, we had a total of 46 associates who have completed one of the three leadership development tracks, of which 56% were female or minorities.
We host recruiting and internship programs that attract candidates from a variety of colleges and universities within our footprint. These programs build a continuous talent pipeline and prioritize these individuals for internal openings.
Providing associates with meaningful, competitive and supportive benefits to care for their lives and families is a top priority for the Company. We are proud to offer a comprehensive benefits package that includes medical, dental, vision and life insurance, paid time-off, 401(k) profit-sharing plan participation and an employee stock purchase plan. The Company’s 401(k) plan matches 100% of each employee’s elective deferral amount, up to the first 6% of the contribution. To augment our health insurance plans, we offer EZaccessMD which provides free access to medical professionals 24/7 for all associates and immediate family members living at their residence, regardless of their participation in our health insurance program. EZaccessMD provides phone consultation with board certified physicians and medical specialists, as well as a mobile health service that comes to an associate’s home to provide diagnostic and treatment services as needed.
The Company’s benefits programs also include an Employee Assistance Program which provides all associates a comprehensive and personalized process with a tailored approach to meet associates where they are and supports them through issues they may be facing. The program provides unlimited phone access for information, resources, and referrals and provides sessions with a counselor for the associate and their family members.
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

Following the Company's acquisition of Select, our total assets exceeded $10.0 billion. Under current banking regulations and as discussed further below, banks exceeding this asset threshold are subject to heightened supervision and regulation.

The following is a general summary of the material aspects of certain statutes, regulations and policies applicable to us. This summary does not purport to be complete and is qualified by reference to the applicable statutes, regulations, and policies.

Supervision and Regulation of the Company

General. The BHC Act limits the business of a bank holding company to owning or controlling banks and engaging in other activities closely related to the business of banking. In addition, the Company also must file reports with, and provide additional information, to the Federal Reserve.

Holding Company Bank Ownership. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging with another bank holding company.

Holding Company Control of Non-Banks. With some exceptions, the BHC Act prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that are deemed activities closely related to the business of banking or of managing or controlling banks under applicable law.

Transactions with Affiliates. Bank subsidiaries of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in securities, and on the use of securities as collateral for loans to any borrower. The Dodd-Frank Act further extends the definition of an “affiliate” and treats credit exposure arising from derivative transactions, securities lending and borrowing transactions as covered transactions under applicable regulations. It also (1) expands the scope of covered transactions required to be collateralized; (2) requires collateral to be maintained at all times for covered transactions required to be collateralized; and (3) places limits on acceptable collateral. These restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payments of dividends, interest, and operational expenses.

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

Support of Bank Subsidiaries. Under Federal Reserve policy and the Dodd-Frank Act, the Company is required to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, capital and resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources or when it may not be in the Company’s or its shareholders’ best interests to do so. Any capital loans a bank holding company makes to its bank subsidiaries are subordinate to deposits and to certain other indebtedness of those subsidiaries.

State Law Restrictions. As a North Carolina corporation, the Company is subject to certain limitations and restrictions under applicable North Carolina corporate laws. For example, those laws include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers, or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.
North Carolina Holding Company Laws. The Commissioner is empowered to regulate certain acquisitions of North Carolina banks and bank holding companies, issue cease and desist orders for violations of North Carolina banking laws, and promulgate rules necessary to effectuate the purposes of those laws.
Supervision and Regulation of the Bank
General. The Bank is a North Carolina state-chartered bank and is a member of the Federal Reserve. Federal banking regulations applicable to all depository financial institutions, among other things: (1) provide federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (2) restrict preferential loans by banks to “insiders” of banks; (3) require banks to keep information on loans to major shareholders and executive officers; and (4) bar certain director and officer interlocks between financial institutions.
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
The Federal Reserve is authorized to approve conversions, mergers, and assumptions of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions if the resulting, continuing, or assumed bank is an insured member bank. The Bank is a member of the Federal Reserve, and accordingly the Federal Reserve also conducts periodic examinations of the Bank to assess its safety and soundness and its compliance with banking laws and regulations, and it has the power to implement changes to, or restrictions on, the Bank’s operations if it finds that a violation is occurring or is threatened.
Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationships and interactions with consumers, including those that impose certain disclosure requirements and that govern the manner in which the Bank takes deposits, makes and collect loans, and provides other services. In recent years, examination and enforcement by federal and state banking agencies for non-compliance with consumer protection laws and regulations have increased and become more intense. Failure to comply with these laws and regulations may subject the Bank to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required regulatory approval for merger or acquisition transactions we may wish to pursue.
Community Reinvestment. The CRA requires that, in connection with examinations of an applicable financial institution, federal bank regulators evaluate the record of those institutions in meeting the credit needs of local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank's community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility. In some cases, a bank's failure to comply with the CRA or the filing of CRA protests by interested parties during applicable comment periods can result in the denial or delay of such transactions.
Insider Credit Transactions. Banks are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. Extensions of credit (1) must be made on substantially the same terms (including interest rates and collateral) and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Dodd-Frank Act and federal regulations place additional restrictions on loans to insiders and generally prohibit loans to senior officers other than for certain specified purposes.
Regulation of Management. Federal law sets forth circumstances under which officers or directors of a bank may be removed by the bank's federal supervisory agency, and generally prohibits management personnel of a bank from serving as directors or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.
Safety and Soundness Standards. Certain non-capital safety and soundness standards also are imposed upon banks. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings, regulatory capital and liquidity. In addition, each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution's size and complexity and the nature and scope of its activities. The program must be designed to ensure the security and confidentiality of customer information, protect against unauthorized access to or use of such information, and ensure the proper disposal of customer and consumer information. An institution that fails to meet these standards may be required to submit a compliance plan, or be subject to regulatory sanctions, including restrictions on growth.
Inspections. The Federal Reserve conducts periodic inspections of bank holding companies, such as the Company. In general, the objectives of this inspection program are to ascertain whether the financial strength of a bank holding company is maintained on an ongoing basis and to determine the effects or consequences of transactions between a bank holding company or its non-banking subsidiaries and its bank subsidiaries. The inspection type and frequency typically varies depending on asset size, complexity of the organization, and the bank holding company's rating at its last inspection.
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
Dividends
A principal source of the Company's cash is from dividends received from the Bank, which are subject to regulation and limitation. As a general rule, regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. For example, paying dividends that deplete an institution's capital base to an inadequate level is typically deemed an unsafe and unsound banking practice. In addition, a bank may not pay cash dividends that would reduce the amount of its capital to less than minimum applicable regulatory capital requirements. Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company's common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. North Carolina banking law also places limitations upon the payment of dividends by North Carolina banks.
Rules adopted in accordance with Basel III also impose limitations on the Bank's ability to pay dividends. In general, these rules limit the Bank's ability to pay dividends unless the Bank's common equity conservation buffer exceeds the minimum required capital ratio by at least 2.5% of risk-weighted assets.
The Federal Reserve has also issued a policy statement expressing the view that although no specific regulations restrict dividend payments by bank holding companies other than state corporate laws, a bank holding company should not pay cash dividends unless its earnings for the past year are sufficient to cover both the cash dividends and a prospective rate of earnings retention that is consistent with the bank holding company's capital needs, asset quality, and overall financial condition. A bank holding company's ability to pay dividends may also be restricted if a subsidiary bank becomes under-capitalized. These various regulatory policies may affect the Company's and the Bank's ability to pay dividends or otherwise engage in capital distributions.
Dodd-Frank Act
General. The Dodd-Frank Act and its related regulations significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading, and operating activities of banks and bank holding companies, including the Bank and the Company. Some of the provisions of the Dodd-Frank Act that impact the Company's and the Bank's business and operations are summarized below.
Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with (1) a non-binding shareholder vote on executive compensation; (2) a non-binding shareholder vote on the frequency of such vote; (3) disclosure of "golden parachute" arrangements in connection with specified change in control transactions; and (4) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. The SEC has adopted rules mandated by the Dodd-Frank Act that require a public company to disclose the ratio of the compensation of its CEO to the median compensation of its employees and a comparison of executive compensation to the market performance of the Company's stock. These rules are intended to provide shareholders with information that they can use to evaluate executive compensation.
Consumer Financial Protection Bureau. The Dodd-Frank Act established the CFPB and empowered it to exercise broad rule making, supervision, and enforcement authority for a wide range of consumer protection laws. The Bank is subject to the direct supervision of the CFPB as its total assets exceed $10 billion. The CFPB focuses on (1) risks to consumers and compliance with federal consumer financial laws; (2) the markets in which firms operate and risks to consumers posed by activities in those markets; (3) depository institutions that offer a wide variety of consumer financial products and services; and (4) non-depository companies that offer one or more consumer financial products or services.
The CFPB's consumer financial laws apply to all banks and include, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (1) lack of financial savvy; (2) inability to protect himself in the selection or use of consumer financial products or services; or (3) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease and desist orders against banks and other entities that violate consumer financial laws. The CFPB also may institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.
Interchange Fees. Prior to December 31, 2021, the Bank qualified for the small issuer exemption from the Federal Reserve’s interchange fees rules issued under the Durbin Amendment. As of December 31, 2021, the Bank exceeded $10 billion in total consolidated assets, and as such, became subject to limitations of a maximum permissible interchange fee for an electronic debt transaction equal to the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction. The rules also allow for an upward adjustment of no more than $0.01 to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards.

FDIC Insurance
As an FDIC insured depository institution, the Bank's deposits are insured up to applicable limits by the DIF which is generally $250,000. For this protection, each insured bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.
The FDIC insurance premium is based on an institution’s total assets minus its Tier 1 capital, and premiums are determined based on its capital, supervisory ratings and other factors. Premium rates generally may increase if the DIF is strained due to the cost of bank failures and the number of troubled banks. In addition, if a bank experiences financial distress or operates in an unsafe or unsound manner, its deposit premiums may increase. The Dodd-Frank Act made banks with $10 billion or more in total assets responsible for increasing the DIF reserve ratio from 1.15% to 1.35% if necessary. Accordingly, the Bank's premiums may increase from time to time if the FDIC needs to increase assessments in order to replenish the fund and restore the DIF reserve ratio to 1.35%.
Legislative and Regulatory Guidance and Developments
Regulatory Capital Requirement under Basel III. The Company and the Bank are subject to the Basel III regulatory capital rules that became fully phased-in as of January 1, 2019.
Under Basel III, CET1 is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier I capital is comprised of CET1 capital plus additional elements eligible for inclusion in Tier I capital, which for the Company includes its trust preferred securities. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which for the Company and the Bank is the ACL. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in Federal Reserve regulations.
The Basel III capital rules include a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Company and the Bank are required to maintain the following minimum capital ratios:
•4.5% CET1 to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%;
•6.0% Tier I capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum Tier I capital ratio of at least 8.5%;
•8.0% total capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of at least 10.5%; and
•4.0%% Tier I leverage ratio.
In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank’s classification as “well capitalized.” The current specific guidelines are as follows:
•CET1 Capital Ratio of at least 6.5%;
•Tier I Capital Ratio of at least 8.0%;
•Total Capital Ratio of at least 10.0%; and a
•Leverage Ratio of at least 5.0%.
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
In October 2016, the federal banking regulators jointly issued an advance notice of proposed rule making on enhanced cyber risk management standards that is intended to increase the operational resilience of large and interconnected entities under their supervision.The advance notice addressed five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience, and situational awareness. In May 2019, the Federal Reserve announced that it would revisit the advance notice of proposed rule making in the future. In December 2020, the federal banking agencies issued a notice of proposed rule making that would require banking organizations to notify their primary regulators within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The notice also would require specific and immediate notifications by bank service providers that become aware of similar incidents.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, the risks of significant data loss or any material financial losses related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking, and other technology-based products and services used by us and our customers.
Anti-Money Laundering and the USA Patriot Act. The BSA requires all financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism; sets forth various recordkeeping and reporting requirements (such as reporting suspicious activities that might signal criminal activity); and mandates certain due diligence procedures and "know your customer" documentation. The Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions; creating new crimes and penalties; and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
The AML, which amends the BSA, is intended to be a comprehensive reform and modernization to United States bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
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
In May 2022, the Federal Reserve released an advanced notice of proposed rule making, seeking public comment on ways to modernize the Federal Reserve’s CRA regulations. The advanced notice requests feedback on ways to demonstrate how CRA activities qualify for consideration, to evaluate how banks meet the needs of low- and moderate-income communities, and how to address inequities in credit access. We have and will continue to monitor the Federal Reserve’s proposed changes and evaluate any impact on the Company, which will depend on the final form of any Federal Reserve rule making and cannot be predicted at this time.
Incentive Compensation. In June 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions are not detrimental to the safety and soundness of such institutions by encouraging excessive risk-taking. This guidance covers all employees who have the ability to materially affect the risk profile of a financial institution, either individually or as part of a group, and is based upon the key principles that a financial institution’s incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.
The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or that could lead to material financial loss to the entity. The federal bank regulatory agencies issued such proposed rules in 2011 and issued a revised proposed rule in 2016 implementing requirements and prohibitions. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, and would (1) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers; (2) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk; (3) require appropriate board or committee oversight; (4) establish minimum recordkeeping; and (5) mandate disclosures to the appropriate federal bank regulatory agency. These proposed rules have not yet been finalized.
Federal Securities Laws. The common stock of the Company is registered with the SEC under the Exchange Act and the Company is subject to the reporting, information disclosure, proxy solicitation, insider trading limits and other requirements imposed on public companies by the SEC under the Exchange Act. This includes limits on sales of stock by certain insiders and the filing of insider ownership reports with the SEC. The SEC and NASDAQ have adopted regulations under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act that apply to the Company as a NASDAQ-traded, public company, which seek to improve corporate governance, provide enhanced penalties for financial reporting improprieties and improve the reliability of disclosures in SEC filings.

Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies governing the Company and the Bank also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our operations and financial condition.
Available Information
We maintain a corporate internet site at www.LocalFirstBank.com, which contains a link within the “Investor Relations” section of the site to each of our filings with the SEC, including our annual reports on Form 10-K, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These filings are available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings can also be accessed at the SEC’s website located at www.sec.gov. Information included on our internet site is not incorporated by reference into this Report.
Item 1A. Risk Factors
In addition to other information contained in this Report that may affect us, the risk factors described below, as well as any cautionary language in this Report, provide examples of risks, uncertainties, and events that could have a material adverse effect on our business, including our operating results and financial condition. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially or adversely affect our business, financial condition, and results of operations. The value or market price of our common stock could decline due to any of these identified or other unidentified risks.
Risks Related to Our Business
We may fail to realize all of the anticipated benefits, including estimated cost savings, of our acquisition of GrandSouth or other potential future acquisitions.
The success of our acquisition of GrandSouth, which was consummated on January 1, 2023, will depend on, among other things, the ability to continue to successfully complete the integration of the two companies. Developing successful synergy has demanded and will continue to demand, significant commitments of time, energy and resources from our management and directors, which can be detrimental to the performance of their other responsibilities. If we are unable to achieve the desired levels of integration and synergy, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer than expected to be realized. There is no guarantee that we will be able to successfully integrate the businesses of the Company and GrandSouth.
Combining the two companies may be more difficult, costly or time-consuming than expected and the anticipated benefits and cost savings of the GrandSouth acquisition may not be realized.
The success of the GrandSouth acquisition, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the Company and GrandSouth in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. Integration of an acquired business can be complex and costly, including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect our financial condition and results of operations.
It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the acquisition. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of our common stock. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to remove their accounts and move their business to competing financial institutions.
The lingering economic impact of the COVID-19 pandemic combined with the current inflationary pressures could adversely affect our financial condition and results of operations.
The COVID-19 pandemic caused significant economic disruption throughout the United States. Although the economic activity has improved and there is growth in demand for goods and services, the lingering impact the COVID-19 pandemic has created certain adverse and persistent macroeconomic consequences, including labor shortages and disruptions of global supply chain, which may continue for some time and which have contributed to rising inflationary pressures and the risk of recession.
As a result of the lingering impact of the COVID-19 pandemic and the related adverse economic consequences, we could be subject to the following risks, among others, any of which individually or in combination with others could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:
•Demand for our products and services may decline, making it difficult to grow assets and income;
•If we have high levels of unemployment for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•Limitations may be placed on our ability to foreclose on properties we hold as collateral;
•Our ACL may have to be increased if borrowers experience financial difficulties which will adversely affect our net income;
•The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•Our cybersecurity risks are increased if employees work remotely;
•We rely on third-party vendors for certain services and the unavailability of a critical service could have an adverse effect on us; and
•DIC premiums may increase if the FDIC experiences additional resolution costs.
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
Inflation can have an adverse impact on our customers and their ability to repay.
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there has been a pronounced rise in inflation and the Federal Reserve has raised certain benchmark interest rates in an effort to combat this trend. Our customers may also be affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and/or its third party service providers. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Although we employ comprehensive measures to prevent, detect, address, and mitigate these threats (including access controls, employee training, data encryption, vulnerability assessments, continuous monitoring of our networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations.
Our ACL may not be adequate to cover actual losses.
CECL requires that credit deterioration is reflected in the income statement in the period of origination or acquisition of a loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. CECL also requires significant management judgment that is supported by models, assumptions, and data elements which may be subjective in nature or, as in the case of macroeconomic forecasts, be volatile from period to period. This is expected to increase the complexity and associated risk, particularly in times of economic uncertainty or other unforeseen circumstances, which could impact the Company's results of operations and capital levels.
CECL provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. It also may result in small changes to future forecasts having a significant impact on the ACL, which could make the ACL more volatile.
Because of the extensive use of estimates and assumptions, our actual loan losses could differ, possibly significantly, from our estimate and it is possible that the ACL will need to be increased for changes in economic forecasts, credit deterioration, or that regulators will require us to increase this allowance. An increase in the ACL could materially and adversely affect our earnings and profitability.
Recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.
Recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.
We are subject to extensive regulation, which could have an adverse effect on our operations.
The Bank is subject to extensive regulation and supervision from the Commissioner and the Federal Reserve. This regulation and supervision is intended primarily to enhance the safe and sound operation of the Bank and for the protection of the DIF and our depositors and borrowers, rather than for holders of our equity securities and creditors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future.
Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of our assets, and the determination of the level of ACL. Changes in the regulations that apply to us, or changes in our compliance with regulations, could have a material impact on our operations.

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
Net interest income is the most significant component of our earnings. Our net interest income results from the difference between the yields we earn on our interest-earning assets, primarily loans and investments, and the rates that we pay on our interest-bearing liabilities, primarily deposits and borrowings. When interest rates change, and in particular during periods of rapid rate movements as experienced in 2022, the yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities do not necessarily move in tandem with each other because of the difference between their maturities and repricing characteristics. This mismatch can negatively impact net interest income if the margin between yields earned and rates paid narrows. Interest rate environment changes can occur at any time and are affected by many factors that are outside our control, including inflation, recession, unemployment trends, the Federal Reserve’s monetary policy, domestic and international disorder, and instability in domestic and foreign financial markets.
Our financial instruments expose us to certain market risks, including changing interest rates, and may increase the volatility of AOCI and total equity.
We hold certain financial instruments measured at fair value, primarily our AFS investments securities. For those financial instruments measured at fair value, we are required to recognize the changes in the fair value of such instruments in AOCI each quarter which impacts our total equity. Fair value can be affected by a variety of factors, many of which are beyond our control, including our credit position, interest rate volatility, capital markets volatility, and other economic factors. Accordingly, the application of fair value accounting for our AFS securities may cause AOCI and total equity to be more volatile than would be suggested by our underlying performance.
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
Uncertainty relating to the LIBOR determination process and LIBOR discontinuance may adversely affect our results of operations.
LIBOR is the reference rate used for certain transactions we are involved with, primarily our trust preferred securities and approximately 3% of our loan portfolio which is tied to LIBOR-based rates. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions has led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom FCA, which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR could not be guaranteed. The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and would cease to publish the overnight, one-month, three-month, six-month and 12-month LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that is does not intend to persuade or compel banks to submit to LIBOR after July 1, 2023. Until such time, however, FCA panel banks have agreed to continue to support LIBOR.
The market transition away from LIBOR to an alternative reference rate is complex and could have a range of negative effects on the Company’s business, financial condition, and results of operations. In particular, any such transition could:
•Adversely affect the interest rates paid on our trust preferred securities or received on our floating rate loans tied to LIBOR rates;
•Prompt inquiries or other actions from regulators in respect of the Company’s readiness and risk management processes for the replacement of LIBOR with an alternative reference rate; and
•Result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities.
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
We offer a variety of loan products, including residential mortgage, consumer, construction, and commercial loans, with a majority of our portfolio consisting of commercial and industrial loans and commercial loans secured by commercial real estate. Future growth or acquisitions of banks with a portfolio composition different from ours could cause our portfolio mix to change. Commercial lending generally involves more risk than mortgage and consumer lending because loan balances are greater, and the borrower's ability to repay is contingent on the successful operation of a business. Risk of loan defaults is unavoidable in the banking industry. We attempt to limit exposure to this risk by monitoring carefully the amount of loans in specific industries and by exercising prudent lending practices. However, the risk that substantial credit losses could result in reduced earnings or losses cannot be eliminated.
The Company's focus on lending to small- to mid-sized community-based businesses may increase its credit risk.
Most of our commercial business and commercial real estate loans are made to small business or middle-market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. Additionally, these loans may increase concentration risk as to industry or collateral securing our loans. If general economic conditions in the market areas in which we operate negatively impact this customer sector, our results of operations and financial condition may be adversely affected. Further, the deterioration of a borrowers' businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on our financial condition and results of operations.

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

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could have a significant negative impact on our profitability.
Goodwill represents the amount of consideration exchanged over the fair value of net assets we acquired in the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. At December 31, 2022, our goodwill totaled $364.3 million. While we have recorded no impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
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
Although our common stock is listed for trading on NASDAQ under the symbol “FBNC,” the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the comparatively lower trading volume of our common stock relative to larger institutions, significant sales of our common stock or other volatility in our shares in the public market, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The main offices of the Company and the Bank are located in a building in Southern Pines, North Carolina that is owned by the Bank. The building houses corporate, accounting, and administrative facilities. The Bank’s operational departments, including accounting functions, information technology operations, loan operations, and deposit operations, are primarily housed in buildings in Greensboro, North Carolina, Dunn, North Carolina, and Troy, North Carolina, which are owned by the Bank. At December 31, 2022, the Company operated 108 bank branches. The Company owned all of its bank branch premises except 16 branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the building is owned. The Bank also leases several other office locations for administrative functions and for our SBA-related activities. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

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
Item 4. Mine Safety Disclosure
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Our common stock trades on NASDAQ under the trading symbol “FBNC.” Tables have been included in Item 7 under the heading, "Selected Consolidated Financial Data," which provide historic information on the market price for the Company’s common stock. As of February 27, 2023, there were approximately 3,563 shareholders of record and another approximately 17,497 shareholders whose stock is held in “street name.”
The tables in Item 7 also include information regarding cash dividends declared per share of common stock for the periods presented. For each quarter in 2022, we declared a cash dividend of $0.22 per common share. For the foreseeable future, it is our current intention to continue to pay regular cash dividends on a quarterly basis. However, our ability to pay future cash dividends can be restricted or eliminated by regulatory authorities.
Performance Graph
The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2017 and ending December 31, 2022, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and the S&P U.S. BMI Banks Industry Group Index, as constructed by S & P Global (reflecting performance in broad market banking industry stocks). The graph and table assume that $100 was invested on December 31, 2017 in each of the Company’s common stock, the Russell 2000 Index, and the S&P U.S. BMI Banks Industry Group Index, and that all dividends were reinvested.

First Bancorp Comparison of Five-Year Total Return Performances (1)
Five Years Ended December 31, 2022

150
100
50
0
-50
-100
-150
Total Return
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
First Bancorp
Russell 2000 Index
S&P US BMI Banks Industry Group Index

	Total Return Index Values (1) December 31,
	2017	2018	2019	2020	2021	2022
First Bancorp	$100.00	(106.50)	115.93	101.19	139.29	133.49
Russell 2000 Index	100.00	(111.01)	111.70	134.00	153.85	122.41
S&P US BMI Banks Industry Group Index	100.00	(116.46)	114.74	100.10	136.10	112.89
_____________
(1)Total return indices were provided from an independent source, S&P Global Market Intelligence, New York, New York, and assume initial investment of $100 on December 31, 2017, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.

Issuer Purchases of Equity Securities
Pursuant to authorizations by the Board, the Company from time to time has repurchased shares of common stock in private transactions and in open-market purchases.
During 2022, the Company did not repurchase any shares of the Company's common stock. The $40.0 million repurchase authorization in effect during 2022 expired December 31, 2022 and the Board has not adopted additional repurchase authorizations.
Also see “Additional Information Regarding the Registrant’s Equity Compensation Plans” in Item 12.
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
This MD&A is intended to assist readers in understanding our results of operations and changes in financial position for the past three years. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.
Overview and 2022 Highlights
The Company is a bank holding company headquartered in Southern Pines, North Carolina. We provide diversified financial services primarily though the Bank, our principal subsidiary, including commercial and consumer banking services, mortgage lending, SBA lending, accounts receivable financing, and investment advisory services. As of December 31, 2022, the Bank had a 108 branch network in North Carolina and South Carolina and 1,244 full-time equivalent employees. We have grown organically as well as through strategic acquisitions as discussed above in "Recent Developments and Acquisitions".
2022 Financial Highlights:
•Return on average assets was 1.39% for the year ended December 31, 2022, up from 1.13% for the prior year. Return on average common equity of 13.40% was reported for the year ended December 31, 2022 as compared to 9.86% for the prior year.
•Our total assets at December 31, 2022 were $10.6 billion, a 1.1% increase from a year earlier, with growth in loans offset by reductions in other assets throughout the year.
•Total loans outstanding increased $583.4 million, or 9.6%, during the year and total loans were in excess of $6.6 billion at December 31, 2022.
•Credit quality continues to be strong with the NPA to total assets ratio at 0.36% as of December 31, 2022 and as compared to 0.50% at December 31, 2021. Net charge offs as a percentage of average loans were 0.01% for 2022, down from 0.05% for the prior year.
•Capital remains strong with a total CET1 ratio of 13.02%, up from 12.53% for the prior year, and total risk-based capital ratio of 15.09% as of December 31, 2022 as compared to 14.67% for the prior year. Our TCE ratio was 6.39% at December 31, 2022.
•We earned net income of $146.9 million, or $4.12 diluted EPS, during 2022 compared to net income of $95.6 million, or $3.19 diluted EPS, in 2021. The main drivers to the increase in net income were as follows:
•Net interest income increased $78.5 million, or 32%, driven by higher interest income, partially offset by increased interest expense. Both of these increases were influences by higher market interest rates during the year. The NIM on a tax-equivalent basis was 3.28% for 2022, an increase of 12 basis points from 2021. The growth in average earning assets also contributed to the higher interest income.
•Interest income on loans increased $59.0 million related to a combination of higher volumes of average balances and increased yields. Interest income on investment securities increased $23.4 million, also driven by higher average balances and higher yields.
•The increase in interest expense of $6.6 million was driven by higher market rates resulting in some repricing of our deposits. Also contributing was the utilization of higher cost brokered deposits and short-term borrowings to fund loan demand and deposit fluctuations.
•Provision for loans losses for 2022 of $12.6 million was up from the $9.6 million provision in 2021 due to in part to loan growth experienced during the year. Also contributing was the updated loss rates and economic forecasts used in our CECL model which have indicated increasing risk of economic deterioration, including higher unemployment rates and lower GDP projections, resulting in a higher ACL. Refer to Provision for Loan Losses section below for further discussion.

•Noninterest income declined $5.6 million, which resulted primarily from an $8.9 million decrease in mortgage banking income related to lower levels of originations and sales activity. Also a factor was the lower SBA-related revenues, including consulting fees and gains on sale, which was down $6.9 million year-over-year as a result of lower PPP-related revenue in 2022, as well as the timing and volume of loan originations available to be sold. Somewhat offsetting these declines in revenue was higher service charges and other gains related to death benefits on BOLI policies. Refer to Noninterest Income section below for further discussion.
•Noninterest expense increased $10.6 million, primarily related to the Select acquisition completed in the fourth quarter of 2021 driving higher operating expenses, including additional locations and personnel, as well as the increased number of customer accounts and transaction volume creating additional expense. Somewhat offsetting the higher expenses was a reduction of $11.8 million in merger expenses year-over-year. Refer to Noninterest Expense section below for further discussion.
•Income tax expense was up $13.6 million relative to the higher pre-tax income. The effective tax rate of 20.5% was fairly consistent with the prior year.
Current Economic Conditions and COVID-19 Impact
The lingering impact the COVID-19 pandemic continues to contribute to certain adverse and persistent macroeconomic consequences, including labor shortages and disruptions of global supply chains. These issues, coupled with the growth in economic activity and in the demand for goods and services, have resulted in rising inflationary pressures and the risk of recession. As a result of the current uncertain economic conditions, we could be subject to ongoing risks, which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.
Our financial position and results of operations are susceptible to the ability of our loan customers to meet loan obligations, the availability of our workforce, the availability of our vendors, and the decline in the value of assets held by us or securing our loans. We have not realized significant negative impact on our loan portfolio or asset quality to date as a result of the pandemic impact. However, the economic pressures and uncertainties arising from the recent expansion in economic activity, increased consumer demand and rising interest rates to combat inflation have resulted in, and may continue to result in, specific changes in consumer and business spending and borrowing habits, given the higher interest rate environment, which could making it difficult to grow assets and income.
The extent to which the current economic conditions and lingering impacts of COVID-19 have a further impact on our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including actions taken by governmental authorities response to inflationary trends and recessionary risks.
Critical Accounting Policies and Estimates
The accounting principles we follow and our methods of applying these principles conform with GAAP and with general practices followed by the banking industry. Certain policies inherently have a greater reliance on the use of estimates, assumptions, or judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of our ACL as well as business combinations, related fair value measurements, and goodwill to be the accounting areas that require the most subjective or complex judgments, estimates, and assumptions, and where changes in those judgments, estimates, and assumptions (based on new or additional information, changes in the economic climate and/or market interest rates, etc.) could have a significant effect on our financial statements.
Our most significant accounting policies are presented in Note 1 to the accompanying consolidated financial statements. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in this MD&A, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.
Allowance for Credit Losses on Loans
The ACL represents management’s current estimate of credit losses for the remaining estimated life of financial instruments. We perform periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the portfolio. We believe the accounting estimate related to the ACL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for loan losses and net income; (2) it requires management to predict borrowers’ likelihood or capacity to repay, including evaluation of inherently uncertain future economic conditions; (3) the value of underlying collateral must be estimated on collateral-dependent loans; (4) prepayment activity must be projected to estimate the life of loans that often are shorter than contractual terms; and (5) it requires estimation of a reasonable and supportable forecast period for credit losses. Accordingly, this is a highly subjective process and requires significant judgment since it is difficult to evaluate current and future economic conditions in relation to an overall credit cycle and estimate the timing and extent of loss events that are expected to occur prior to end of a loan’s estimated life.
Our ACL is assessed at each balance sheet date and adjustments are recorded in the provision for loan losses. The ACL is estimated based on loan level characteristics using historical loss rates, a reasonable and supportable economic forecast, and assumptions of probability of default and loss given default. Loan balances considered uncollectible are charged-off against the ACL. There are many factors affecting the ACL, some of which are quantitative, while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the factors that could potentially result in credit losses, the process includes subjective elements and is susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect our earnings or financial position in future periods.
PCD loans represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination at the acquisition date. At acquisition, the allowance on PCD assets is booked directly to the ACL. Any subsequent changes in the ACL on PCD assets is recorded through the provision for loan losses.
We believe that the ACL is adequate to absorb the expected life of loan credit losses on the portfolio of loans as of the balance sheet date. Actual losses incurred may differ materially from our estimates. For example, inflationary pressures and recessionary concerns leading to macroeconomic economic deterioration, higher unemployment and declines in real estate and other asset valuations could affect our loss experience and assumptions utilized in our model.
Additional information on the loan portfolio and ACL can be found in the sections of this Item 7 titled “Nonperforming Assets” and “Allowance for Credit Losses and Loan Loss Experience” below.
Business Combinations and Goodwill
Pursuant to applicable accounting guidance, we recognize assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values as of the acquisition date, with the related transaction costs expensed in the period incurred. Specified items such as acquired operating lease assets and liabilities as lessee, employee benefit plans, and income-tax related balances are recognized in accordance with accounting guidance that results in measurements that may differ from fair value. Determining the fair value of assets acquired and liabilities assumed often involves estimates based on internal or third-party valuations which include appraisals, discounted cash flow analysis, or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, discount rates, credit risk, multiples of earnings, or other relevant factors. The determination of fair value may require us to make point-in-time estimates about discount rates, future expected cash flows, market conditions, and other future events that can be volatile in nature and challenging to assess. While we use the best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.
The primary identifiable intangible asset we typically record in connection with a whole bank or bank branch acquisition is the value of the core deposit intangibles which represents the estimated value of the long-term deposit relationships acquired in the transaction. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. The core deposit intangibles are amortized over the estimated useful lives of the deposit accounts based on a method that we believe reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness and have generally been estimated to have a life ranging from seven to ten years, with an accelerated rate of amortization. We review identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our policy is that an impairment loss is recognized, equal to the difference between the asset’s carrying amount and its fair value, if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Estimating future cash flows involves the use of multiple estimates and assumptions, such as those listed above.
The ACL for PCD assets is recognized within business combination accounting with no initial impact to net income. Changes in estimates of expected credit losses on PCD loans after acquisition are recognized as provision expense (or reversal of provision expense) in subsequent periods as they arise. The ACL for non-PCD assets is recognized as provision expense in the same reporting period as the business combination. Estimated loan losses for acquired loans are determined using methodologies and applying estimates and assumptions that were described previously in the Allowance for Credit Losses on Loans section.
Non-PCD loans acquired are generally estimated at fair value using a discounted cash flow approach with assumptions of discount rate, remaining life, prepayments, probability of default, and loss given default. The actual cash flows on these loans could differ materially from the fair value estimates. The amount we record as the fair values for the loans is generally less than the contractual unpaid principal balance due from the borrowers, with the difference being referred to as the “discount” on the acquired loans. Discounts on acquired non-PCD loans are accreted to interest income over their estimated remaining lives, which may include prepayment estimates in certain circumstances.
Similarly, premiums or discounts on acquired debt are accreted or amortized to interest expense over their remaining lives. Actual accretion or amortization of premiums and discounts from a business acquisition may differ materially from our estimates impacting our operating results.
Goodwill arising from business combinations represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We believe that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. ASC 350-10 establishes standards for an impairment assessment of goodwill. At December 31, 2022, we had $364.3 million of goodwill.
At each reporting date between annual goodwill impairment tests, we consider potential indicators of impairment. Generally, absent potential impairment indicators, we perform an annual assessment of whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock, and other relevant events. During 2022 there were no triggers warranting interim impairment assessments and for the 2022 annual assessment, we concluded that it was more likely than not that the fair value exceeded its carrying value.
Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to our consolidated financial statements entitled “Summary of Significant Accounting Policies.”

RESULTS OF OPERATIONS
The following discussion reviews the results of operations and key drivers to change in the results of 2022 as compared to 2021. For a description of our results of operations for 2021 as compared to 2020, refer to the "Overview and 2021 Highlights," Results of Operations," and "Analysis of Financial Condition and Changes in Financial Condition" sections of Item 7 in our 2021 Form 10-K.
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
Net interest income amounted to $324.9 million in 2022, an increase of $78.5 million, or 31.8%, from the $246.4 million in 2021. The increase was due primarily to the increase in average earnings assets from both organic growth and the Select acquisition completed in October 2021. For 2022, average interest-earning assets increased $2.1 billion, or 26.9%, including growth of $1.3 billion in average loans and $1.0 billion in average securities.
Also contributing to the higher net interest income was the expansion of our NIM which, on a tax-equivalent basis, increased from 3.16% in 2021 to 3.28% in 2022. For internal purposes, we evaluate our NIM on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income then dividing by total average earning assets. We believe that analysis of NIM on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM as reported and on a tax-equivalent basis.

($ in thousands)	Year ended December 31,
	2022	2021	2020
Net interest income, as reported	$324,854	246,395	218,122
Tax-equivalent adjustment	2,780	2,243	1,468
Net interest income, tax-equivalent	$327,634	248,638	219,590
Net interest margin, as reported	3.25%	3.13%	3.54%
Net interest margin, tax-equivalent	3.28%	3.16%	3.56%
The increase in our NIM was driven by the rising market interest rates as the Federal Reserve's monetary policies resulted in a 425 basis point rise in short-term rates between March and December 2022. As demonstrated in the Average Balances and Net Interest Income Analysis table below, our total yield on average earning assets increased 16 basis points while we were able to maintain a low total cost of funds. Our mix of earning assets remained fairly stable between 2021 and 2022.

Our NIM for all periods benefited from the net accretion income, primarily associated with purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each year.

	Year ended December 31,
($ in thousands)	2022	2021	2020
Interest income – increased by accretion of loan discount on acquired loans	$5,621	6,107	3,817
Interest income - increased by accretion of loan discount on retained SBA loans	2,856	2,707	2,511
Interest expense – reduced by premium amortization of deposits	593	295	100
Interest expense – increased by discount accretion of borrowings	(254)	(249)	(181)
Impact on net interest income	$8,816	8,860	6,247
The most significant component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans. Generally, the level of loan discount accretion will decline each year due to the natural paydowns in acquired loan portfolios. Alternately, levels of accretion will increase as a result of acquisitions and related additions to loan discounts on acquired portfolios which are accreted to income as experienced in 2021 with the Select acquisition.
At December 31, 2022, 2021, and 2020, unaccreted loan discount on purchased loans amounted to $11.6 million, $17.2 million, and $8.9 million, respectively. The Select acquired portfolio comprises the majority of the remaining unaccreted loan discount at December 31, 2022.
In addition to the loan discount accretion recorded on acquired loans, we record accretion on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market. The level of SBA loan discount accretion will fluctuate relative to the SBA loan portfolio balances. At December 31, 2022, 2021, and 2020, unaccreted loan discount on SBA loans amounted to $4.3 million, $6.0 million, and $7.3 million, respectively.

The following table presented the major components of the net interest income and NIM.

Average Balances and Net Interest Income Analysis
	Year Ended December 31,
	2022			2021			2020
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$6,293,280	4.42%	$278,027	5,018,391	4.36%	219,013	4,702,743	4.53%	213,099
Taxable securities	3,059,683	1.75%	53,536	2,204,713	1.45%	32,076	967,900	2.11%	20,429
Non-taxable securities	296,803	1.48%	4,387	162,878	1.49%	2,402	34,108	2.13%	725
Other interest-earning assets, primarily overnight funds	339,419	1.48%	5,007	485,337	0.50%	2,427	455,349	0.75%	3,431
Total interest-earning assets	9,989,185	3.41%	340,957	7,871,319	3.25%	255,918	6,160,100	3.86%	237,684
Cash and due from banks	104,374			90,275			81,154
Premises and equipment	135,160			125,738			116,425
Other assets	327,511			408,313			408,319
Total assets	$10,556,230			8,495,645			6,765,998

Liabilities and Equity
Interest-bearing checking accounts	$1,545,573	0.08%	$1,219	1,353,172	0.07%	919	1,019,773	0.12%	1,208
Money market accounts	2,515,897	0.22%	5,610	1,923,614	0.16%	3,158	1,367,851	0.34%	4,632
Savings accounts	739,681	0.06%	459	607,452	0.07%	443	467,682	0.15%	711
Other time deposits	551,852	0.46%	2,541	432,506	0.39%	1,722	500,424	1.49%	7,473
Time deposits >$250,000	287,194	0.53%	1,520	356,398	0.46%	1,639	355,737	0.64%	2,277
Total interest-bearing deposits	5,640,197	0.20%	11,349	4,673,142	0.17%	7,881	3,711,467	0.44%	16,301
Short-term borrowings	52,446	3.45%	1,808	—	—%	—	71,955	1.42%	1,022
Long-term borrowings	65,358	4.51%	2,946	63,201	2.60%	1,642	114,490	1.96%	2,239
Total interest-bearing liabilities	5,758,001	0.28%	16,103	4,736,343	0.13%	9,523	3,897,912	0.50%	19,562
Noninterest-bearing checking accounts	3,643,308			2,728,768			1,932,823
Total sources of funds	9,401,309	0.17%		7,465,111	0.13%		5,830,735	0.34%
Other liabilities	58,008			60,759			60,731
Shareholders’ equity	1,096,913			969,775			874,532
Total liabilities and shareholders’ equity	$10,556,230			8,495,645			6,765,998
Net yield on interest-earning assets and net interest income		3.25%	$324,854		3.13%	246,395		3.54%	218,122
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.28%	$327,634		3.16%	248,638		3.56%	219,590
Interest rate spread		3.29%			3.14%			3.36%
Average Prime Rate		4.86%			3.25%			3.54%
(1)Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization, in the amounts of $3.1 million, $9.7 million, and $4.8 million for 2022, 2021, and 2020, respectively.
(2)Includes accretion of discount on acquired and SBA loans of $8.5 million, $8.8 million, and $6.3 million in 2022, 2021, and 2020, respectively.
(3)Includes tax-equivalent adjustments of $2.8 million, $2.2 million and $1.5 million in 2022, 2021, and 2020, respectively, to reflect the federal and state tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

The following table presents additional detail regarding the estimated impact that changes in loan and deposit volumes and changes in the interest rates we earned/paid had on our net interest income in 2022 and 2021.

Volume and Rate Variance Analysis
	Year Ended December 31, 2022			Year Ended December 31, 2021
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income:
Loans	$55,980	3,034	59,014	14,040	(8,126)	5,914
Taxable securities	13,681	7,779	21,460	22,055	(10,408)	11,647
Non-taxable securities	2,002	(17)	1,985	2,316	(639)	1,677
Other interest-earning assets, primarily overnight funds	(1,442)	4,022	2,580	188	(1,192)	(1,004)
Total interest income	70,221	14,818	85,039	38,599	(20,365)	18,234

Interest expense:
Interest bearing checking accounts	142	158	300	311	(600)	(289)
Money market accounts	1,147	1,305	2,452	1,399	(2,873)	(1,474)
Savings accounts	89	(73)	16	158	(426)	(268)
Other time	360	459	819	(857)	(4,894)	(5,751)
Time deposits >$250,000	(340)	221	(119)	(2)	(636)	(638)
Total interest-bearing deposits	1,398	2,070	3,468	1,009	(9,429)	(8,420)
Short-term borrowings	904	904	1,808	(1,022)	—	(1,022)
Long-term borrowings	76	1,228	1,304	(1,167)	570	(597)
Total interest expense	2,378	4,202	6,580	(1,180)	(8,859)	(10,039)

Net interest income	$67,843	10,616	78,459	39,779	(11,506)	28,273
Note - Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Overall, as demonstrated in the above table, net interest income grew $78.5 million in 2022. Higher earning asset volumes were the primary driver of the increase in income. In addition, market rate increases were a contributing factor as the Federal Reserve raised short-term rates 425 basis points during the year. The Federal Reserve has continued to increase short-term interest rates into 2023 as they implement monetary policy in an effort to combat inflation.
•For 2022, higher loan volume was the primary contributor to increased interest income, driving $56.0 million of the increase. Higher market rates contributed to an additional $3.0 million of loan interest income. Variable rate loans comprise approximately 20% of the loan portfolio, accordingly, we are limited as to the magnitude of the impact we experience from each rate increase.
•Increases in both volume of average investment securities and yields on the portfolio resulted in additional interest income of $23.4 million in 2022.
•Average balances of other interest-earning assets (primarily overnight funds and presold mortgages held for sale) declined in 2022 and resulted in a $1.4 million decrease in interest income. The impact of lower volumes was more than offset by the increase in market rates contributing $4.0 million in additional interest income for the year.
•The increase of $3.5 million in interest expense on deposits was a combination of higher volumes, primarily in money market deposit accounts and other time deposits, and higher rates on accounts as as we have begun to experience some pressure to reprice deposits given the increase in market rates.

•Higher levels of borrowings, primarily in short-term FHLB advances to fund loan demand and deposit fluctuations, resulted in an increase in borrowings interest expense of $1.0 million in 2022. The more significant contributor to the increase in interest expense was the repricing of our variable rate trust preferred securities and the higher cost of short-term advances, which added $2.1 million to interest expense for the year.
Provision for Loan Losses and Provision for Unfunded Commitments
We implemented CECL effective January 1, 2021. Prior to that, the provision for loan losses was based on the incurred loss impairment framework for loan losses under ASC 310-30 which represented an estimate of probable incurred losses in the loan portfolio at the end of each reporting period. Under CECL, the provision for credit losses represents our current estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Our estimate of credit losses under CECL is determined using a complex model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for loan losses and provision for unfunded commitments which represents expected losses on unfunded loan commitments that are expected to result in outstanding loan balances. The allowance for unfunded commitments is included in other liabilities in the consolidated balance sheets.
The provision for loan losses was $12.6 million in 2022 and $9.6 million in 2021. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under the CECL model. The increase in the provision for the year ended December 31, 2022 as compared to the prior year was a combination of loan growth during the year, which increased $583.4 million, and updated economic forecasts and loss driver inputs to the CECL model. We subscribe to a third-party service which provides a quarterly macroeconomic scenarios for the United States economy. For 2022, we utilized the baseline forecast, which incorporates an equal probability of the United States economy performing better or worse than the projection. The economic forecasts throughout the year have projected general weakening of the economy demonstrated in higher projected unemployment rates, lower GDP, and declining price indices for both commercial real estate and residential mortgages. These worsening economic projections translated to higher forecasted losses in our loan portfolio and a higher estimated ACL.
Also under the CECL method, in 2022 we recorded a reduction in the provision for unfunded commitments of $0.2 million compared to $5.4 million in provision for unfunded commitments for 2021. Changes in the level of provision each year are generally related to fluctuations in the level of available credit lines and updated loss drivers.
Additional discussion on the CECL method and our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses and Loan Loss Experience" sections following.
Noninterest Income
Our noninterest income amounted to $68.0 million in 2022, $73.6 million in 2021, and $81.3 million in 2020.
Management evaluates noninterest income on a non-GAAP basis that excludes items such as securities gains and losses and other miscellaneous gains and losses because we believe excluding those items results in a more meaningful reflection of noninterest income from recurring sources. We refer to this as "adjusted noninterest income." A reconciliation of reported noninterest income to adjusted noninterest income is presented in the table below. Adjusted noninterest income amounted to $60.6 million in 2022, $73.2 million in 2021, and $73.4 million in 2020.

Noninterest Income
	Year Ended December 31,
($ in thousands)	2022	2021	2020
Service charges on deposit accounts	$15,523	12,317	11,098
Other service charges, commissions and fees - interchange income, net	14,996	18,480	14,142
Other service charges, commissions, and fees - other	11,298	7,036	5,955
Fees from presold mortgage loans	2,102	10,975	14,183
Commissions from sales of insurance and financial products	5,195	6,947	8,848
SBA consulting fees	2,608	7,231	8,644
SBA loan sale gains	5,076	7,329	7,973
Bank-owned life insurance income	3,847	2,885	2,533
Securities (losses) gains, net	—	(1,237)	8,024
Other gains (losses), net	7,340	1,648	(54)
Noninterest income	67,985	73,611	81,346
Non-GAAP adjustments - Exclude:
Securities losses (gains), net	—	1,237	(8,024)
Other (gains) losses, net	(7,340)	(1,648)	54
Adjusted noninterest income	$60,645	73,200	73,376
Service charges on deposit accounts increased $3.2 million, or 26.0%, in 2022 as compared to 2021. The increase in 2022 was primarily due to growth in the number of checking accounts generating fees, as well as higher NSF activity during the year. In addition to the organic growth we experienced during the year, the acquisition of Select deposit accounts in the fourth quarter of 2021 contributed to the higher service charge income during 2022.
Total "Other service charges, commissions and fees - interchange income,net" from bankcard activity amounted to $15.0 million in 2022, a 18.9% decrease from the $18.5 million in 2021. While the number of cards outstanding and volume of transactions continues to grow, we became subject to the Durbin Amendment limitations on interchange fees effective July 1, 2022. The decrease in revenue is a direct result of the lower interchange fee per transaction for the last six months of the year. We anticipate lower levels of interchange revenue going forward as we will continue to be subject to the Durbin Amendment limitations.
"Other service charges, commissions and fees - other" includes items such as SBA guarantee servicing fees, ATM charges, wire transfer fees, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The increase in this item in 2022 of $4.3 million, or 60.6%, was primarily due to growth in the number of accounts and related transaction activity, as well as the Bank's deposit base increases.
Fees from presold mortgages amounted to $2.1 million in 2022, a decline of $8.9 million or 80.8% from 2021. Mortgage loan refinancing and origination volumes declined significantly during the year due primarily to the rapid increases in mortgage interest rates. Lower originations, combined with a higher percentage of mortgages retained in the portfolio during 2022 as compared to the prior year, resulted in the lower revenue from mortgage loan sales. We anticipate lower revenue from sales of mortgage loans as long as the higher interest rate environment continues and originations are slower.
Commissions from sales of insurance and financial products amounted to $5.2 million in 2022, down $1.8 million from 2021. The decrease is due to the sale of the majority of the assets of First Bank Insurance in June 2021.
The reduction in SBA consulting services in 2022 of $4.6 million, or 63.9%, is primarily related to the wind-down of the PPP loan program. SBA Complete recognized $3.2 million in PPP fees during 2021 as compared to $355,000 in 2022.
SBA loan sale gains declined $2.3 million in 2022 related in part to lower loan originations in the current year as compared to 2021. Also contributing to the lower fees was the expiration of the 90% SBA guarantee level effective during 2021 as a part of the CARES Act, which resulted in a lower portion of each loan being available to be sold in 2022.

The 33.3% increase in BOLI income in 2022 was related to the acquisition of Select in the fourth quarter of 2021 which had $31.1 million in BOLI assets as of the date of acquisition.
“Other gains (losses), net” amounted to a net gain of $7.3 million for 2022 related primarily to death benefits realized on BOLI. The 2021 gain was related to the sale of First Bank Insurance during that year.
Noninterest Expenses
Total noninterest expenses totaled $195.2 million, $184.7 million, and $161.3 million, for 2022, 2021, and 2020, respectively.

Noninterest Expenses
	Year Ended December 31,
($ in thousands)	2022	2021	2020
Salaries	$96,321	86,815	84,941
Employee benefits	21,397	16,434	16,027
Total personnel expense	117,718	103,249	100,968
Occupancy expense	12,796	11,528	11,278
Equipment related expenses	5,808	4,492	4,285
Merger and acquisition expenses	5,072	16,845	—
Amortization of intangible assets	3,684	3,531	3,956
Bankcard expenses	1,653	4,609	3,599
Telephone and data lines	3,631	3,087	2,893
Software licenses and other software costs	6,064	5,316	5,150
Data processing expense	7,535	5,959	4,743
Professional fees	4,350	2,992	2,794
Advertising and marketing	3,032	2,580	2,297
Corporate and FDIC insurance costs	4,858	3,986	3,136
Non-credit losses	2,721	1,136	1,024
Other operating expenses	16,298	15,346	15,175
Total	$195,220	184,656	161,298
In general, between 2021 and 2022, the 5.7% increase in total noninterest expenses, as well as the increases in most of the individual expense line items in the above table, was driven by higher operating expense from additional personnel and locations, as well as increases in the number of customer accounts and transactions resulting from the Select acquisition which occurred in the fourth quarter of 2021. We anticipate increases in operating expenses as we continue to grow organically and through acquisitions. The more notable variances in expense categories for 2022 follows.
Total personnel expense increased $14.5 million, or 14.0% in 2022, as compared to the prior year. Within personnel expense, salaries expense increased $9.5 million, or 10.9%, and benefits increased $5.0 million or 30.2%, driven by the addition of full time associates, combined with the increase in employee insurance costs related to higher claims paid under our self-insured health insurance plan.
Merger and acquisition expenses were down $11.8 million in 2022 as compared to the prior year. 2022 merger expenses were related to the GrandSouth acquisition and were comprised primarily of investment banking fees and other professional fees, and conversion services. The 2021 expenses were related to the Select acquisition and were comprised primarily of investment banking fees and other professional fees, severance costs, contract termination fees, and data processing conversion expenses.
Income Taxes
We recorded income tax expense of $38.3 million in 2022, $24.7 million in 2021, and $21.7 million in 2020. Our effective tax rates were fairly stable at 20.7% for 2022, 20.5% for 2021, and 21.0% for 2020. We expect our effective tax rate to be approximately 21.0% in 2023.

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
Total loans amounted to $6.7 billion at December 31, 2022, an increase of $583.4 million, or 9.6%, from December 31, 2021. Net loan growth for the year was all organic growth as there were no acquisitions in 2022.
The following table provides a summary of the loan portfolio composition at each of the past five year ends.

Loan Portfolio Composition
	As of December 31,
	2022		2021		2020		2019		2018
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$641,941	9%	648,997	11%	782,549	17%	504,271	11%	457,037	11%
Real estate – construction, land development & other land loans	934,176	14%	828,549	13%	570,672	12%	530,866	12%	518,976	12%
Real estate mortgage – residential (1-4 family) first mortgages	1,195,785	18%	1,021,966	17%	972,378	21%	1,105,014	25%	1,054,176	25%
Real estate mortgage – home equity loans/lines of credit	323,726	5%	331,932	5%	306,256	6%	337,922	8%	359,162	8%
Real estate mortgage – commercial and other	3,510,261	53%	3,194,737	53%	2,049,203	43%	1,917,280	43%	1,787,022	42%
Consumer loans	60,659	1%	57,238	1%	53,955	1%	56,172	1%	71,392	2%
Loans, gross	6,666,548	100%	6,083,419	100%	4,735,013	100%	4,451,525	100%	4,247,765	100%
Unamortized net deferred loan (fees) costs	(1,403)		(1,704)		(3,698)		1,941		1,299
Total loans	$6,665,145		6,081,715		4,731,315		4,453,466		4,249,064
The majority of our loan portfolio over the years has been real estate mortgage loans, including commercial and residential mortgages. All loan categories secured by real estate, including construction and land loans, have historically ranged from approximately 85% to 90% of the loan portfolio. Except for construction, land development, and other land loans, the majority of our real estate loans are personal and commercial loans where cash flow from the borrower’s occupation or business is the primary repayment source, with the real estate pledged providing a secondary repayment source.
The largest component of our portfolio, commercial real estate loans, remained unchanged at 53% of the total portfolio at December 31, 2022 as compared to the prior year. Residential real estate loans remained the second largest component at 18% of total loans at December 31, 2022. This percentage is fairly stable with the prior year, but has declined somewhat over the last several years related to the increase in consumers refinancing their home loans and the Bank selling more residential loans in the secondary market prior to 2022.
Commercial, financial, and agricultural loans comprised 9% of total loans at December 31, 2022, down somewhat from the prior year end, but was in line with the historical level for this category. The higher percentage for this category in 2020 was related to PPP loans made under the provisions of the CARES Act, which were forgiven in accordance with the PPP loan provisions from late 2020 through early 2022.

A summary of scheduled loan maturities, based on contractual maturity dates, over certain time periods is presented below, with fixed rate loans and adjustable rate loans shown separately.

Loan Maturities
	As of December 31, 2022
	Due within one year		Due after one year but within five years		Due after five years but within fifteen years		Due after fifteen years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$89,720	7.38%	42,777	7.32%	40,309	8.44%	306	9.15%	173,112	7.64%
Real estate – construction, land development & other land loans	190,224	8.14%	89,360	7.63%	59,875	6.91%	9,131	7.98%	348,590	7.79%
Real estate mortgage – residential (1-4 family) first mortgages	5,231	8.05%	11,467	7.73%	20,057	5.26%	175,052	3.90%	211,807	4.23%
Real estate mortgage – home equity loans/lines of credit	21,627	7.56%	24,604	7.83%	266,472	7.60%	—	—%	312,703	7.62%
Real estate mortgage – commercial and other	72,561	7.58%	76,090	7.28%	48,862	6.47%	88,538	7.25%	286,051	7.21%
Consumer loans	8,040	8.26%	3,739	8.79%	22	7.00%	905	9.91%	12,706	8.65%
Total at variable rates	387,403	7.83%	248,037	7.51%	435,597	7.35%	273,932	5.17%	1,344,969	7.06%
Fixed Rate Loans:
Commercial, financial, and agricultural	18,471	4.17%	181,272	4.17%	166,945	3.26%	92,701	2.64%	459,389	3.50%
Real estate – construction, land development & other land loans	196,924	3.78%	157,603	4.36%	229,851	3.74%	198	4.50%	584,576	3.92%
Real estate mortgage – residential (1-4 family) first mortgages	31,458	4.94%	217,009	4.49%	171,560	4.00%	559,123	3.63%	979,150	3.91%
Real estate mortgage – home equity loans/lines of credit	981	6.20%	3,688	5.12%	4,753	4.99%	205	6.45%	9,627	5.19%
Real estate mortgage – commercial and other	136,176	4.64%	1,364,263	4.13%	1,707,373	3.64%	3,250	3.92%	3,211,062	3.89%
Consumer loans	15,807	5.94%	23,079	6.25%	6,582	6.13%	2,390	16.82%	47,858	6.97%
Total at fixed rates	399,817	4.27%	1,946,914	4.22%	2,287,064	3.66%	657,867	3.54%	5,291,662	3.89%

Subtotal	787,220	6.02%	2,194,951	4.59%	2,722,661	4.25%	931,799	4.02%	6,636,631	4.53%
Nonaccrual loans	28,514		—		—		—		28,514
Total loans	$815,734		2,194,951		2,722,661		931,799		6,665,145
Note: The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.
Approximately 12% of our accruing loans outstanding at December 31, 2022 mature within one year and 45% of total loans mature within five years. As of December 31, 2022, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 20% and 80%, respectively. In recent years, the mix of variable rate loans to fixed rate loans has been shifting to more fixed rate loans given the low interest rate environment prior to 2022 and borrowers' preference to lock in low rates. While fixed rate loans present risk to our Company, in particular in rising interest rate environment as we have experienced in 2022, we measure our interest rate risk closely. Refer to additional discussion in the section “Interest Rate Risk” below.
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
Most of our business activity is with customers located within the markets where we have banking operations. Therefore, our exposure to credit risk is significantly affected by changes in the economy within our markets. Approximately 90% of our loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.
Nonperforming Assets
NPAs include nonaccrual loans, TDRs, loans past due 90 or more days and still accruing interest, and foreclosed properties. Nonaccrual loans are loans on which interest income is no longer being recognized or accrued because management has determined that the collection of interest is doubtful. Placing loans on nonaccrual status negatively impacts earnings because (1) interest accrued but unpaid as of the date a loan is placed on nonaccrual status is reversed and deducted from interest income; (2) future accruals of interest income are not recognized until it becomes probable that both principal and interest will be paid; and (3) principal charged-off, if appropriate, may necessitate additional provisions for loan losses that are charged against earnings. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.
The following table summarizes our NPAs at the dates indicated.

Nonperforming Assets
	As of December 31,
($ in thousands)	2022	2021	2020	2019	2018
Nonperforming assets
Nonaccrual loans	$28,514	34,696	35,076	24,866	22,575
Restructured loans - accruing	9,121	13,866	9,497	9,053	13,418
Accruing loans >90 days past due	—	1,004	—	—	—
Total nonperforming loans	37,635	49,566	44,573	33,919	35,993
Foreclosed properties	658	3,071	2,424	3,873	7,440
Total nonperforming assets	$38,293	52,637	46,997	37,792	43,433

Allowance for credit losses	$90,967	78,789	52,388	21,398	21,039
Total Loans	6,665,145	6,081,715	4,731,315	4,453,466	4,249,064

Asset Quality Ratios
Nonaccrual loans to total loans	0.43%	0.57%	0.74%	0.56%	0.53%
Nonperforming loans to total loans	0.56%	0.82%	0.94%	0.76%	0.85%
Nonperforming assets to total loans and foreclosed properties	0.57%	0.87%	0.99%	0.85%	1.02%
Nonperforming assets to total assets	0.36%	0.50%	0.64%	0.62%	0.74%
Allowance for credit losses to nonaccrual loans	319.03%	227.08%	149.36%	86.05%	93.20%
As a matter of policy, we generally place all loans that are past due 90 or more days on nonaccrual basis. There were no accruing loans that are past due 90 or more days at December 31, 2022. At December 31, 2021, there were $1.0 million in this category related to two loans acquired from Select, one of which was renewed and the other of which was placed on nonaccrual in January 2022.
We continue to see improving trends in asset quality. Our total nonperforming loans to total loans declined 26 basis points to 0.56% at December 31, 2022, while our total NPA ratio decreased 14 basis points to 0.36% at December 31, 2022. The increase in NPAs in 2021 was a direct result of the Select acquisition, combined with the lingering impact of the Covid-19 pandemic. Additional discussion of the credit quality classification status of our loans is contained in Note 4 to our consolidated financial statements.

As of December 31, 2022, SBA loans accounted for approximately $14.6 million of our nonaccrual loans, or 9.5%, of the total SBA portfolio, and carried guarantees from the SBA totaling $5.8 million. This is compared to $16.8 million, or 9.8%, of the non-PPP SBA portfolio at December 31, 2021. We continue to closely monitor the SBA loan portfolio and give it appropriate consideration when evaluating the adequacy of the ACL as those loans are generally considered inherently more risky than other loans in our portfolio. Refer to additional discussion of the ACL below.
As shown in Note 4 to the consolidated financial statements, our accruing past due loans (30 or more days) have declined $7.8 million million to total $8.2 million at December 31, 2022.
We classify loans as “special mention” when there is a defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected. Performing special mention loans, which are still accruing interest, totaled $39.0 million and $43.1 million as of December 31, 2022 and 2021, respectively. In addition, loans that are in the risk category of "classified" which are still accruing interest totaled $20.0 million at December 31, 2022 and $21.3 million at December 31, 2021. These loans have a great risk of further deterioration and potential loss to the Bank.
Foreclosed properties includes primarily foreclosed real estate. Total foreclosed real estate amounted to $0.7 million at December 31, 2022, down from $3.1 million in 2021. The decrease is related to the sale of properties in 2022 as we continue to see active real estate markets and steady sales activity. Only one property was added to foreclosed real estate during 2022 while we completed the sale of six properties during the year.
Allowance for Credit Losses and Loan Loss Experience
The total allowance for credit losses amounted to $91.0 million at December 31, 2022 compared to $78.8 million at December 31, 2021. As discussed previously in the Provision for Loan Losses section, the increase in the ACL at December 31, 2022 as compared to the prior year was driven by the loan growth experienced during the year requiring an allowance be provided, combined with the deteriorating economic forecasts and loss driver inputs to the CECL model. The economic forecasts provided by a third-party service for our CECL model calculations have projected general weakening of the economy demonstrated in higher projected unemployment rates, lower GDP, and declining price indices for both commercial real estate and residential mortgages. These worsening economic projections translated to higher forecasted life of loan losses in our portfolio and a higher estimated ACL.
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
We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. Our estimate of the ACL involves a high degree of judgment. Therefore, the process for determining expected credit losses may result in a range of expected credit losses. The ACL is calculated using collectively evaluated pools for loans with similar risk characteristics applying the DCF method. When a loan no longer shares similar risk characteristics with its segment, the loan is evaluated on an individual basis applying a DCF or asset approach for collateral-dependent loans. Refer to Note 1 of the consolidated financial statements for a discussion of our CECL methodology used to determine the ACL.
Our assessment of the ACL involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if the assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios or if there is a significant change in the reasonable and supportable forecast used to model our expected credit losses. The allocation of the ACL as presented in the following table is based on reasonable and supportable forecasts, historical data, subjective judgment, and estimates and therefore, may not be predictive of the specific amounts or loan categories in which charge-offs may ultimately occur. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

The following table sets forth the allocation of the ACL by loan category at the dates indicated. However, the ACL is available to absorb losses in all categories.

Allocation of the Allowance for Credit Losses
	As of December 31,
($ in thousands)	2022	% of Loan Category	2021	% of Loan Category	2020	% of Loan Category	2019	% of Loan Category	2018	% of Loan Category
Commercial, financial, and agricultural	$17,718	2.76%	16,249	2.50%	11,316	1.45%	4,553	0.90%	2,889	0.63%
Real estate – construction, land development	15,128	1.62%	16,519	1.99%	5,355	0.94%	1,976	0.37%	2,243	0.43%
Real estate mortgage – residential (1-4 family) first mortgages	11,354	0.95%	8,686	0.85%	8,048	0.83%	3,832	0.35%	5,197	0.49%
Real estate mortgage - home equity loans/lines of credit	3,158	0.98%	4,337	1.31%	2,375	0.78%	1,127	0.33%	1,665	0.46%
Real estate mortgage - commercial and other	40,709	1.16%	30,342	0.95%	23,603	1.15%	8,938	0.47%	7,983	0.45%
Consumer loans	2,900	4.78%	2,656	4.64%	1,478	2.74%	972	1.73%	952	1.33%
Total allocated	90,967		78,789		52,175		21,398		20,929
Unallocated	—	n/a	—	n/a	213	n/a	—	n/a	110	n/a
Total	$90,967	1.36%	78,789	1.30%	52,388	1.11%	21,398	0.48%	21,039	0.50%

Note: "% of Loan Category" represents the ACL as a percent of the respective total loan categories presented previously in the Loan Portfolio Composition table.
n/a - not applicable

For the years indicated, the following table summarized our net loss experience by loan category and key ratios demonstrating the asset quality trends over the most recent five years.

Loan Ratios, Loss and Recovery Experience
	As of December 31,
($ in thousands)	2022	2021	2020	2019	2018
Loans outstanding at end of year	$6,665,145	6,081,715	4,731,315	4,453,466	4,249,064
Average amount of loans outstanding	6,293,280	5,018,391	4,702,743	4,346,331	4,161,838
Allowance for credit losses, at end of year	90,967	78,789	52,388	21,398	21,039

Net loan (charge-offs) recoveries
Commercial, financial, and agricultural	$(1,763)	(1,978)	(4,863)	(1,493)	(933)
Real estate – construction, land development & other land loans	480	703	1,501	722	3,939
Real estate mortgage – residential (1-4 family) first mortgages	17	488	276	48	(901)
Real estate mortgage – home equity loans/lines of credit	557	178	(37)	322	(347)
Real estate mortgage – commercial and other	920	(1,762)	(347)	(981)	44
Consumer loans	(633)	(309)	(579)	(522)	(472)
Total net (charge-offs) recoveries	$(422)	(2,680)	(4,049)	(1,904)	1,330
Average loans:
Commercial, financial, and agricultural	$619,480	700,557	707,976	482,654	430,449
Real estate – construction, land development & other land loans	857,880	619,928	615,717	503,183	555,354
Real estate mortgage – residential (1-4 family) first mortgages	1,091,788	951,573	1,028,334	1,074,938	1,015,360
Real estate mortgage – home equity loans/lines of credit	326,592	300,291	316,593	346,331	366,416
Real estate mortgage – commercial and other	3,338,710	2,391,845	1,981,763	1,872,666	1,723,117
Consumer loans	58,830	54,197	52,360	66,559	71,142
Total average loans	$6,293,280	5,018,391	4,702,743	4,346,331	4,161,838

Ratios:
Allowance for credit losses as a percent of loans at end of year	1.36%	1.30%	1.11%	0.48%	0.50%
Allowance for credit losses as a multiple of net charge-offs	215.56	29.40	12.94	11.24	n/m
Provision for loan losses as a percent of net charge-offs	2985.78%	358.62%	865.37%	118.86%	n/m
Recoveries of loans previously charged-off as a percent of loans charged-off	90.55%	64.75%	52.38%	69.79%	119.08%
Total net (charge-offs) recoveries as a percent of average loans	(0.01%)	(0.05%)	(0.09%)	(0.04%)	0.03%
Net (charge-offs) recoveries by loan category as a percent of average loans:
Commercial, financial, and agricultural	(0.28%)	(0.28%)	(0.69%)	(0.31%)	(0.22%)
Real estate – construction, land development & other land loans	0.06%	0.11%	0.24%	0.14%	0.71%
Real estate mortgage – residential (1-4 family) first mortgages	—%	0.05%	0.03%	—%	(0.09%)
Real estate mortgage – home equity loans/lines of credit	0.17%	0.06%	(0.01%)	0.09%	(0.09%)
Real estate mortgage – commercial and other	0.03%	(0.07%)	(0.02%)	(0.05%)	—%
Consumer loans	(1.08%)	(0.57%)	(1.11%)	(0.78%)	(0.66%)
n/m – not meaningful

Securities
Our securities portfolio totaled $2.9 billion at December 31, 2022, compared to $3.1 billion at December 31, 2021.
AFS securities were $2.3 billion at December 31, 2022, compared to $2.6 billion at December 31, 2021. HTM securities were $541.7 million at December 31, 2022, compared to $513.8 million at December 31, 2021.
The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Over 99% of our mortgage-backed securities, which include both AFS and HTM securities, are issued by GSEs or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the AFS portfolio and at cost for the HTM portfolio.

Securities Portfolio Composition
	As of December 31,
($ in thousands)	2022	2021	2020
Securities available for sale:
US Treasury securities	$168,758	—	—
Government-sponsored enterprise securities	57,456	69,179	70,206
Mortgage-backed securities	2,045,000	2,514,805	1,337,706
Corporate bonds	43,279	46,430	45,220

Total securities available for sale	2,314,493	2,630,414	1,453,132

Securities held to maturity:
Mortgage-backed securities	15,150	20,260	29,959
State and local governments	526,550	493,565	137,592
Total securities held to maturity	541,700	513,825	167,551

Total securities	$2,856,193	3,144,239	1,620,683

Average total securities during year	$3,356,486	2,367,591	1,002,008

The decrease in securities for the year ended December 31, 2022 was primarily due the decrease in market valuations on AFS securities associated with the sharp increase in bond yields. Also contributing to the decline was regular principal repayments received on mortgage-backed securities more than offsetting purchases early in the year.
The table below presents the composition, tax equivalent yields, and remaining maturities of our securities as of December 31, 2022. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 3 to the consolidated financial statements.

Securities Portfolio Maturity Schedule
($ in thousands)	US Treasury securities	Government & govt.-sponsored enterprise securities	Mortgage-backed securities (1)	Corporate debt securities	Total	Weighted Average Yield (2)
Securities available for sale
Remaining maturity:
One year or less	$—	—	1,715	25,036	26,751	2.66%
After one through five years	168,758	—	469,151	2,466	640,375	1.52%
After five through ten years	—	57,456	1,480,763	14,891	1,553,110	1.56%
After ten years	—	—	93,371	886	94,257	1.79%
Fair Value	$168,758	57,456	2,045,000	43,279	2,314,493
Amortized cost	$174,420	71,957	2,467,839	44,340	2,758,556	1.57%
Weighted-average yield (2)	2.33%	1.17%	1.71%	3.78%	1.57%
Weighted average maturity years	1.48	7.07	7.09	2.86	6.15

			Mortgage-backed securities (1)	State and local governments	Total	Weighted Average Yield (2)
Securities held to maturity
Remaining maturity:
One year or less			$—	—	—	—%
After one through five years			13,316	997	14,313	2.29%
After five through ten years			1,834	61,509	63,343	2.11%
After ten years			—	464,044	464,044	2.05%
Amortized cost			$15,150	526,550	541,700
Fair value			$14,221	418,307	432,528	2.07%
Weighted-average yield (2)			2.41%	2.06%	2.07%
Weighted average maturity years			3.06	11.71	11.47
(1)Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.
(2)Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 23% tax rate.

The majority of our GSE securities carry one maturity date, often with an issuer call feature. At December 31, 2022, of the $57.4 million in AFS GSE securities, $32.3 million were issued by the FFCB, $23.6 million were issued by the FHLMC, and the remaining $1.5 million were issued by the FHLB.
Nearly all of our $2.0 billion in AFS mortgage-backed securities at December 31, 2022 were issued by the FHLMC, FNMA, GNMA, or the SBA, each of which is a government agency or government-sponsored corporation and guarantees the repayment of the securities. Included in this total are commerical mortgage-backed securities of $810.9 million. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.
At December 31, 2022, we held $541.7 million in securities classified as HTM, which are carried at amortized cost. These securities had fair values that were lower than their carrying values by $109.2 million at December 31, 2022. Approximately $15.2 million of the HTM securities were mortgage-backed securities that have been issued by either the FHLMC or FNMA. The remaining $526.6 million in HTM securities were comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. We have no significant concentration of bond holdings from one state or local government entity, with the single largest exposure to any one entity being $9.5 million. We have evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

Deposits
Deposits represent the primary funding source for our loans and investments. Total deposits amounted to $9.2 billion at December 31, 2022, an increase of $0.1 billion, or 1.1%, from December 31, 2021. Deposit growth for the year was entirely organic as there were no acquisitions during 2022.
While total deposits increased in 2022, we experienced a decline in retail customer deposits of 1.7% from the prior year end. Brokered deposits were utilized as needed during the year to fund loan growth and fluctuations in deposit accounts.
We believe the decline in retail deposits was a result of customer behaviors shifting from the activity experienced during the pandemic, combined with the increase in market rates and resulting competition for deposits. In addition, although the number of net new deposit accounts increased, the average balance per account declined year-over-year. We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.
The following table presents summary of the deposit balances and mix at each of the past five year ends.

Deposit Composition
	As of December 31,
	2022		2021		2020		2019		2018
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing checking accounts	$3,566,003	39%	3,348,622	37%	2,210,012	35%	1,515,977	31%	1,320,697	28%
Interest-bearing checking accounts	1,514,166	16%	1,593,231	17%	1,172,022	19%	912,784	18%	916,374	20%
Money market accounts	2,416,146	26%	2,562,283	28%	1,581,364	25%	1,173,107	24%	1,035,523	22%
Savings accounts	728,641	8%	708,054	8%	519,266	8%	424,415	9%	432,390	9%
Other time deposits	464,343	5%	547,669	6%	415,269	7%	462,898	9%	445,594	10%
Time deposits >$250,000	276,319	3%	357,355	4%	355,441	6%	356,033	7%	269,453	6%
Total customer deposits	8,965,618	97%	9,117,214	100%	6,253,374	100%	4,845,214	98%	4,420,031	95%
Brokered Deposits	261,911	3%	7,415	—%	20,222	—%	86,141	2%	239,875	5%
Total deposits	$9,227,529	100%	9,124,629	100%	6,273,596	100%	4,931,355	100%	4,659,906	100%
Our deposit mix continues to be predominately transaction and non-time deposit accounts, with total time deposits declining from 21% of total deposits at December 31, 2018 to 11% at December 31, 2022. Such a shift in mix is beneficial for us, as non-time deposit accounts generally carry lower interest rates compared to time deposits and allows us to reprice these deposit categories at any time. Approximately 88% of our time deposits mature within one year.
As of December 31, 2022, we held approximately $3.5 billion in uninsured deposits, including $276.3 million of uninsured time deposits.

The table below presents maturities of time deposits of more than $250,000 as of December 31, 2022.

	As of December 31, 2022
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Uninsured time deposits of more than $250,000	$72,133	85,194	84,171	34,821	276,319
At each of the past three year ends, we had no deposits issued through foreign offices, nor do we believe that we held any deposits of foreign depositors.
Borrowings
We typically utilize borrowings to provide balance sheet liquidity and to fund imbalances in our loan growth compared to our deposit growth. Total borrowings at December 31, 2022 increased $220.1 million over the prior year end. During 2022, FHLB advances increased $219.9 million related to short-term advances required to fund loan growth and fluctuations in deposit balances. Our borrowings outstanding as of the dates presented were as follows:

($ in thousands)	December 31, 2022	December 31, 2021
FHLB advances - long-term	$221,842	1,974
Trust preferred capital issuances	69,076	69,076
	290,918	71,050
Unamortized discounts on acquired borrowings	(3,411)	(3,664)
	$287,507	67,386
As noted in the table above, at December 31, 2022, we had $69.1 million of borrowings structured as trust preferred capital securities which qualify as capital for regulatory capital adequacy requirements. The Company issued $46.4 million of these securities, $10.3 million was assumed in our acquisition of Carolina Bank, and $12.4 million was assumed in our acquisition of Select.
At December 31, 2022, the Company had three sources of readily available borrowing capacity:
•A line of credit with the FHLB of approximately $847.1 million which can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio.
•Federal funds lines of credit from several correspondent banks totaling $265.0 million which provide for overnight unsecured federal funds purchased.
•A line of credit with the Federal Reserve of approximately $165.4 million which is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans).
Refer to Note 9 to the consolidated financial statements for additional discussion of our borrowings.
Liquidity, Commitments, and Contingencies
Our liquidity is determined by our ability to convert assets to cash or to acquire alternative sources of funds to meet the needs of our customers who are withdrawing or borrowing funds, and our ability to maintain required reserve levels, pay expenses, and operate the Company on an ongoing basis. Our primary liquidity sources are net income from operations, cash and due from banks, federal funds sold, and other short-term investments. Our securities portfolio is comprised almost entirely of readily marketable securities which could also be sold to provide cash. In addition, we have available lines of credit from the FHLB and Federal Reserve, as well as federal funds lines from several correspondent banks.
Our overall liquidity started increasing in 2020 and continued into 2021 due to significant and continued deposit growth that outpaced our loan growth. During 2022, we have managed our primary liquid assets (cash and AFS securities) to lower levels in order to meet loan demand and maximize our margins. In addition during 2022, we have had decreases in retail deposit levels as market rates for deposits became more competitive and customer behaviors shifted from the activity experienced during the pandemic.

Our liquid assets as a percentage of our total deposits and borrowings amounted to 27.2% at December 31, 2022. We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.
In the normal course of business we have various outstanding contractual obligations that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows.
Presented below is a summary of our contractual obligations and other commercial commitments outstanding as of December 31, 2022.

Contractual Obligations and Other Commercial Commitments
	Payments Due Per Period ($ in thousands)
Contractual Obligations As of December 31, 2022	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Borrowings	$220,991	98	104	66,314	287,507
Operating leases	2,360	3,869	3,232	18,441	27,902
Time deposits, including brokered deposits	882,740	89,299	29,649	884	1,002,572
Non-qualified postretirement plan liabilities	340	712	772	5,783	7,607
Committed investment obligations	14,288	14,287	—	—	28,575
Estimated interest expense on borrowings and time deposits (1)	12,887	11,646	10,169	35,928	70,630
Total contractual cash obligations	$1,133,606	119,911	43,926	127,350	1,424,793
(1) Represents forecasted interest expense on borrowings and time deposits based on interest rates and balances at December 31, 2022. Forecasts are based on the contractual maturity of each liability.

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments As of December 31, 2022	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total Amounts Committed
Credit cards	$—	—	—	202,995	202,995
Lines of credit and loan commitments	393,609	608,245	149,589	1,005,938	2,157,381
Standby letters of credit	18,912	1,315	—	—	20,227
Total commercial commitments	$412,521	609,560	149,589	1,208,933	2,380,603
In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements.
As presented in the table above, at December 31, 2022, we had $20.2 million in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit. The nature of standby letters of credit is that of a stand-alone obligation made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral. Over the past several years, we have had to honor only a few standby letters of credit, none of which resulted in any loss to the Company. We expect any draws under existing commitments to be funded through normal operations.
It has been our experience that deposit withdrawals are generally able to be replaced with new deposits when needed. Based on that assumption, management believes that he Bank can meet its contractual cash obligations and existing commitments from normal operations.

Capital Resources and Shareholders’ Equity
Shareholders’ equity at December 31, 2022 amounted to $1.0 billion compared to $1.2 billion at December 31, 2021. The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decrease shareholders’ equity. Additionally, any stock issuances can significantly increase shareholders’ equity, including those associated with acquisitions, and any stock repurchases reduce shareholders’ equity. Finally, fluctuations in the amount of AOCI, generally driven by market rate changes resulting in increases or decreases in unrealized gains/losses on AFS securities, can have a significant impact on total equity. In 2022, the most significant factors that impacted our shareholders' equity were (1) $317.0 million reduction in equity related to changes in AOCI driven by higher unrealized losses on AFS securities; (2) $146.9 million net income reported for 2022, which increased equity, and (3) common stock dividends declared of $31.4 million, which reduced equity.
As discussed in “Borrowings” above, we also currently have $69.1 million in trust preferred securities outstanding, all of which qualify as Tier I capital under regulatory standards. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
The Company and the Bank must comply with regulatory capital requirements established by the Federal Reserve and the Commissioner. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized”). As of December 31, 2022, approximately $830.8 million of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.
Our regulatory capital ratios as of December 31, 2022, 2021, and 2020 are presented in the table below. All of our capital ratios significantly exceeded the minimum regulatory thresholds for all periods presented.

Risk-Based and Leverage Capital Ratios
	As of December 31,
($ in thousands)	2022	2021	2020
Risk-Based and Leverage Capital
Common Equity Tier I capital:
Shareholders’ equity	$1,031,596	1,230,575	893,421
Intangible assets, net of deferred tax liability	(363,202)	(366,609)	(239,702)
Accumulated other comprehensive income adjustments	341,975	24,970	(14,350)
Total Common Equity Tier I capital	1,010,369	888,936	639,369
Add: Trust preferred securities eligible for Tier I capital treatment	63,589	63,336	52,496
Total Tier I leverage capital	1,073,958	952,272	691,865
Tier II capital:
Add: Allowable allowance for credit losses and unfunded commitments	97,126	88,692	52,388
Add: Other Tier II Capital	—	—	582
Tier II capital additions	97,126	88,692	52,970
Total capital	$1,171,084	1,040,964	744,835
Total risk weighted assets	$7,762,894	7,094,787	4,846,322
Adjusted fourth quarter average assets	$10,215,571	10,144,760	7,001,834

Risk-based and Leverage capital ratios:
Common equity Tier I capital to Tier I risk adjusted assets	13.02%	12.53%	13.19%
Tier I capital to Tier I risk adjusted assets	13.83%	13.42%	14.28%
Total risk-based capital to Tier II risk-adjusted assets	15.09%	14.67%	15.37%
Tier I leverage capital to adjusted fourth quarter average assets	10.51%	9.39%	9.88%

Our goal is to maintain our capital ratios at levels at least 200 basis points higher than the regulatory “well capitalized” thresholds set for banks. At December 31, 2022, our leverage ratio was 10.51% compared to the regulatory well capitalized bank-level threshold of 4.00% and our total risk-based capital ratio was 15.09% compared to the 10.50% regulatory well capitalized threshold. The increase in capital levels in 2022 was related to the growth in net income.
In addition to regulatory capital ratios, we also closely monitor our ratio of TCE to tangible assets. This ratio was 6.39% at December 31, 2022 compared to 8.38% at December 31, 2021, with the decline of 199 basis points related primarily to the higher unrealized loss on available for sale securities included in equity
See “Supervision and Regulation” under “Business” in Item 1. and Note 15 to the consolidated financial statements for discussion of other matters that may affect our capital resources.
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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We did not engage in significant derivatives activities in 2022 and have no current plans to do so.
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

Selected Consolidated Financial Data

	Year Ended December 31,
($ in thousands, except per share data)	2022	2021	2020	2019	2018
Income Statement Data
Interest income	$340,957	255,918	237,684	250,107	231,207
Interest expense	16,103	9,523	19,562	33,903	23,777
Net interest income	324,854	246,395	218,122	216,204	207,430
Provision for (reversal of) loan losses	12,600	9,611	35,039	2,263	(3,589)
(Reversal of) provision for unfunded commitments	(200)	5,420	—	—	—
Net interest income after provision	312,454	231,364	183,083	213,941	211,019
Noninterest income	67,985	73,611	81,346	59,529	58,942
Noninterest expense	195,220	184,656	161,298	157,194	156,483
Income before income taxes	185,219	120,319	103,131	116,276	113,478
Income tax expense	38,283	24,675	21,654	24,230	24,189
Net income	146,936	95,644	81,477	92,046	89,289

Per Common Share Data
Earnings per common share – basic	$4.12	3.19	2.81	3.10	3.02
Earnings per common share – diluted	4.12	3.19	2.81	3.10	3.01
Cash dividends declared	0.88	0.80	0.72	0.54	0.40
Market Price
High	49.00	50.92	40.00	41.34	43.14
Low	32.90	32.47	17.32	31.22	30.50
Close	42.84	45.72	33.83	39.91	32.66
Stated book value – common	28.89	34.54	31.26	28.80	25.71

Selected Balance Sheet Data (at year end)
Total assets	$10,625,049	10,508,901	7,289,751	6,143,639	5,864,116
Loans	6,665,145	6,081,715	4,731,315	4,453,466	4,249,064
Allowance for credit losses	90,967	78,789	52,388	21,398	21,039
Intangible assets	376,938	382,090	254,638	251,585	255,480
Deposits	9,227,529	9,124,629	6,273,596	4,931,355	4,659,339
Borrowings	287,507	67,386	61,829	300,671	406,609
Total shareholders’ equity	1,031,596	1,230,575	893,421	852,401	764,230

Selected Average Balances
Total assets	$10,556,230	8,495,645	6,765,998	6,027,047	5,693,760
Loans	6,293,280	5,018,391	4,702,743	4,346,331	4,161,838
Earning assets	9,989,185	7,871,319	6,160,100	5,448,400	5,112,436
Deposits	9,283,505	7,401,910	5,644,290	4,824,216	4,516,811
Interest-bearing liabilities	5,758,001	4,736,343	3,897,912	3,720,536	3,663,077
Total shareholders’ equity	1,096,913	969,775	874,532	812,823	727,920

Ratios
Return on average assets	1.39%	1.13%	1.20%	1.53%	1.57%
Return on average common equity	13.40%	9.86%	9.32%	11.32%	12.27%
Total risk-based capital ratio	15.09%	14.67%	15.37%	14.89%	13.97%
Net interest margin (taxable-equivalent basis)	3.28%	3.16%	3.56%	4.00%	4.09%
Loans to deposits at year end	72.23%	66.65%	75.42%	90.31%	91.19%
Allowance for loan losses to total loans	1.36%	1.30%	1.11%	0.48%	0.50%
Nonperforming assets to total assets at year end	0.36%	0.50%	0.64%	0.62%	0.74%
Net (charge-offs) recoveries to average total loans	(0.01%)	(0.05%)	(0.09%)	(0.04%)	0.03%

Note - During 2021, the Company completed a significant whole-bank acquisition impacting the comparisons for that year. See additional discussion under "Mergers and Acquisitions" in Item 1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company’s market risk is composed primarily of interest rate risk inherent in the normal course of lending and deposit-taking activities. We are also exposed to market risk in our investing activities. We do not have any trading assets or activities.
Interest Rate Risk
Net interest income is our most significant component of earnings and we consider interest rate risk to be our most significant market risk. Our goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates of the underlying assets and liabilities do not change at the same speed, to the same extent or on the same basis.
Interest rate risk is monitored through the use of three complementary modeling tools: static gap analysis, earnings simulation modeling, and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk models has limitations, taken together they represent a reasonably comprehensive view of the magnitude of our interest rate risk, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized because it only measures the magnitude of the timing differences and does not address repricing lags, market influences, or management actions. Earnings simulation and economic value models, which more effectively measure the cash flow and optionality impacts, are utilized by management on a regular basis and are discussed further below. From the various model results and our expectations regarding future interest rate movements, the national, regional and local economies, and other financial and business risk factors, we quantify the overall magnitude of interest sensitivity risk and then determine appropriate strategies and practices governing asset growth and pricing, funding sources and pricing, and off-balance sheet commitments.
Earnings Simulation Analysis
We use net interest income simulations which measure the short-term earnings exposure from changes in market rates of interest. The model calculates an earnings estimate based on current and projected balances and rates, incorporating our current financial position with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analyses, such as the static gap analysis.
Assumptions used in the model are derived from historical trends and management’s outlook. The model assumes a static balance sheet with cash flows reinvested in similar instruments to maintain the balance sheet levels and current composition. Actual cash flows and repricing characteristics for our balance sheet instruments are input to the model. The model incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. Because these assumptions are inherently uncertain, actual results may differ from simulated results.
Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates in both a "shocked" instantaneous move and a "ramped" move of rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and such assumptions are reflected in the different rate scenarios. The model does not take into account any future actions that management may take to mitigate the impact of interest rate changes, and it is our strategy is to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk.

The following table presents the estimated net interest income sensitivity over a 12-month horizon for the specified rate change levels presented. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	Percentage change in Net Interest Income (1)
Change in Interest Rates (in basis points)	December 31, 2022	December 31, 2021
+ 400	(1.4)%	8.9%
+ 300	(1.2)%	6.6%
+ 200	(1.0)%	4.3%
+ 100	(0.3)%	2.0%
- 100	(1.5)%	(2.5)%
- 200	(5.1)%	(5.6)%
- 300	(10.1)%	(8.2)%
- 400	(15.1)%	(9.6)%
(1) - The percentage change represents the projected net interest income for 12 months on a flat balance sheet in a stable rate environment as compared to the projected net interest income in the various rate scenarios.

From a net interest income perspective, the Company has been fairly neutral historically with no significant change in the short-term (within a 12-month period) and within the lower ranges (+ - 100-200 basis points) of interest rate changes. The Company was more asset sensitive at December 31, 2021 as compared to its position at December 31, 2022. Asset sensitivity generally indicates that in a rising interest rate environment the Company’s net interest income would increase and in a decreasing interest rate environment the Company’s net interest income would decrease. However, the Company's sensitivity position has shifted such that, in the short-term it is projected that net interest income will likely be essentially flat or fall in both a rising and falling rate environment. This shift is due in part to the changing market characteristics of certain loan and deposit products as well as to the shift in the yield curve. Prior to the recent Federal Reserve actions to raise short-term interest rates, the yield curve was very low and rather flat. The rate increases in 2022 resulted in a steepening of the yield curve on the short end (within 1 year), while the longer end of the curve continues to be flat and has actually inverted between 1 and 10 years, meaning that the yield on short-term instruments (1 year) are higher than longer-term instruments (10 years). A flat or inverted interest rate curve is an unfavorable interest rate environment for many financial institutions, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge or invert, the profit spread we realize between loan yields and deposit rates narrows, which pressures our NIM.

As demonstrated in the above table, we would expect net interest income to decline in a decreasing interest rate environment, as interest-earning assets reprice to lower rates and interest-bearing deposits remain at or near their floors. With regard to rising rates with an immediate increase or shock in market rates over the short-term (12-month horizon), we would also expect to realize a decline in net interest income, although not to the extent projected in a declining rate environment. This is due in part to the composition of our loan portfolio which is comprised of 20% variable rate loans which could immediately reprice, thus limiting the magnitude of the impact of rate increases. In addition, the model includes an assumption of a quick repricing up of the funding base in a rising rate environment, and our recent shift to higher-cost brokered deposits and short-term borrowings in our funding mix has lead to a narrowing of the interest rate spread in the projection. As previously noted, these assumptions are inherently uncertain, and actual results may differ from simulated results. Further, the interest rate simulation models do not take into consideration growth, changes in balance sheet mix or composition, or other strategies that management would employee in either a rising or a falling rate scenario.
Economic Value Simulation
Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet.

The following table presents the estimated change in net economic value for the specified change levels presented. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	Percentage change in Economic Value of Equity (1)
Change in Interest Rates (in basis points)	December 31, 2022	December 31, 2021
+ 400	(11.9)%	3.3%
+ 300	(8.9)%	3.5%
+ 200	(6.0)%	3.7%
+ 100	(2.3)%	3.0%
- 100	0.7%	(15.4)%
- 200	(2.4)%	(32.7)%
- 300	(8.4)%	(34.4)%
- 400	(18.2)%	(35.5)%
(1) - The percentage change represents our economic value of equity in a stable rate environment as compared to the economic value of equity in the various rate scenarios.
As of December 31, 2022, the Company’s economic value of equity is generally liability sensitive in a rising interest rate environment compared to its position as of December 31, 2021, while the extent of exposure to falling rates has improved from the prior year end. The increase in exposure to rising rates in the current year in primarily due to the composition of the consolidated balance sheets combined with the pricing characteristics and assumptions of certain deposits. Specifically, during 2022, non-maturity deposits, generally with lower betas, have runoff and have been replaced with short-term FHLB advances and short-term brokered deposits. Refer also to the discussion above under Earnings Simulation Analysis.

Impact of Inflation and Changing Prices
Our financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Report have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation.
Nearly all of the Company’s assets and liabilities are monetary in nature, and as such, changes in interest rates (as discussed above) generally affect the financial condition of the Company to a greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Inflation affects the Company’s results of operations mainly through increased operating costs, and the impact of inflation on banks in general is normally not as significant as its influence on those businesses that have large investments in plant and inventories. We review pricing of our products and services, as well as our controllable operating and labor costs in light of current and expected costs due to inflation, to mitigate the inflationary impact on financial performance to the extent possible.

Item 8. Financial Statements and Supplementary Data
First Bancorp and Subsidiaries
Consolidated Balance Sheets
December 31, 2022 and 2021

($ in thousands)	2022	2021
Assets
Cash and due from banks, noninterest-bearing	$101,133	128,228
Due from banks, interest-bearing	169,185	332,934
Total cash and cash equivalents	270,318	461,162

Securities available for sale	2,314,493	2,630,414
Securities held to maturity (fair values of $432,528 in 2022 and $511,699 in 2021)	541,700	513,825

Presold mortgages in process of settlement	1,282	19,257
SBA and other loans held for sale	—	61,003

Loans	6,665,145	6,081,715
Allowance for credit losses on loans	(90,967)	(78,789)
Net loans	6,574,178	6,002,926

Premises and equipment	134,187	136,092
Operating right-of-use lease assets	18,733	20,719
Accrued interest receivable	29,710	25,896
Goodwill	364,263	364,263
Other intangible assets	12,675	17,827
Foreclosed properties	658	3,071
Bank-owned life insurance	164,592	165,786
Other assets	198,260	86,660
Total assets	$10,625,049	10,508,901

Liabilities
Deposits: Noninterest-bearing deposits	$3,566,003	3,348,622
Interest-bearing deposits	5,661,526	5,776,007
Total deposits	9,227,529	9,124,629
Borrowings	287,507	67,386
Accrued interest payable	2,738	607
Operating lease liabilities	19,391	21,192
Other liabilities	56,288	64,512
Total liabilities	9,593,453	9,278,326
Commitments and contingencies (see Note 12)
Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none in 2022 and 2021	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 35,704,154 shares in 2022 and 35,629,177 shares in 2021	725,153	722,671
Retained earnings	648,418	532,874
Stock in rabbi trust assumed in acquisition	(1,585)	(1,803)
Rabbi trust obligation	1,585	1,803
Accumulated other comprehensive loss	(341,975)	(24,970)
Total shareholders’ equity	1,031,596	1,230,575
Total liabilities and shareholders’ equity	$10,625,049	10,508,901
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2022, 2021 and 2020

($ in thousands, except per share data)	2022	2021	2020
Interest Income
Interest and fees on loans	$278,027	219,013	213,099
Interest on investment securities:
Taxable interest income	53,536	32,076	20,429
Tax-exempt interest income	4,387	2,402	725
Other, principally overnight investments	5,007	2,427	3,431
Total interest income	340,957	255,918	237,684

Interest Expense
Interest on deposits	11,349	7,881	16,301
Interest on borrowings	4,754	1,642	3,261
Total interest expense	16,103	9,523	19,562

Net interest income	324,854	246,395	218,122
Provision for loan losses	12,600	9,611	35,039
(Reversal of) provision for unfunded commitments	(200)	5,420	—
Total provision for credit losses	12,400	15,031	35,039
Net interest income after provision for credit losses	312,454	231,364	183,083

Noninterest Income
Service charges on deposit accounts	15,523	12,317	11,098
Other service charges, commissions and fees	26,294	25,516	20,097
Fees from presold mortgage loans	2,102	10,975	14,183
Commissions from sales of insurance and financial products	5,195	6,947	8,848
SBA consulting fees	2,608	7,231	8,644
SBA loan sale gains	5,076	7,329	7,973
Bank-owned life insurance income	3,847	2,885	2,533
Securities (losses) gains, net	—	(1,237)	8,024
Other gains (losses), net	7,340	1,648	(54)
Total noninterest income	67,985	73,611	81,346

Noninterest Expense
Salaries	96,321	86,815	84,941
Employee benefits	21,397	16,434	16,027
Total personnel expense	117,718	103,249	100,968
Occupancy expense	12,796	11,528	11,278
Equipment related expenses	5,808	4,492	4,285
Merger and acquisition expenses	5,072	16,845	—
Intangibles amortization	3,684	3,531	3,956
Foreclosed property (gains) losses, net	(372)	24	547
Other operating expenses	50,514	44,987	40,264
Total noninterest expense	195,220	184,656	161,298

Income before income taxes	185,219	120,319	103,131
Income tax expense	38,283	24,675	21,654

Net income	$146,936	95,644	81,477

Earnings per common share: Basic	$4.12	3.19	2.81
Earnings per common share: Diluted	4.12	3.19	2.81

Dividends declared per common share	$0.88	0.80	0.72

Weighted average common shares outstanding:
Basic	35,485,620	29,876,151	28,839,866
Diluted	35,674,730	30,027,785	28,981,567
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
Years Ended December 31, 2022, 2021 and 2020

($ in thousands)	2022	2021	2020

Net income	$146,936	95,644	81,477
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period, pretax	(411,996)	(53,752)	18,729
Tax benefit (expense)	94,677	12,352	(4,304)
Reclassification to realized losses (gains)	—	1,237	(8,024)
Tax (benefit) expense	—	(284)	1,844
Postretirement plans:
Net gain arising during period	695	872	589
Tax expense	(159)	(201)	(135)
Amortization of unrecognized net actuarial (gain) loss	(288)	592	686
Tax expense (benefit)	66	(136)	(158)
Other comprehensive (loss) income	(317,005)	(39,320)	9,227
Comprehensive (loss) income	$(170,069)	56,324	90,704
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2022, 2021 and 2020

($ in thousands, except per share data)	Common Stock		Retained Earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances, January 1, 2020	29,601	$429,514	417,764	(2,587)	2,587	5,123	852,401

Net income			81,477				81,477
Cash dividends declared ($0.72 per common share)			(20,752)				(20,752)
Change in Rabbi Trust Obligation				344	(344)		—
Equity issued related to acquisition earn-out	24	494					494
Stock repurchases	(1,117)	(31,868)					(31,868)
Stock withheld for payment of taxes	(11)	(307)					(307)
Stock-based compensation	82	2,749					2,749
Other comprehensive income						9,227	9,227

Balances, December 31, 2020	28,579	400,582	478,489	(2,243)	2,243	14,350	893,421

Adoption of new accounting standard			(17,051)				(17,051)
Net income			95,644				95,644
Cash dividends declared ($0.80 per common share)			(24,208)				(24,208)
Change in Rabbi Trust Obligation				440	(440)		—
Equity issued pursuant to acquisition	7,070	324,389					324,389
Stock repurchases	(107)	(4,036)					(4,036)
Stock withheld for payment of taxes	(18)	(786)					(786)
Stock-based compensation	105	2,522					2,522
Other comprehensive loss						(39,320)	(39,320)

Balances, December 31, 2021	35,629	722,671	532,874	(1,803)	1,803	(24,970)	1,230,575

Net income			146,936				146,936
Cash dividends declared ($0.88 per common share)			(31,392)				(31,392)
Change in Rabbi Trust Obligation				218	(218)		—
Stock withheld for payment of taxes	(25)	(840)					(840)
Stock-based compensation	100	3,322					3,322
Other comprehensive loss						(317,005)	(317,005)

Balances, December 31, 2022	35,704	$725,153	648,418	(1,585)	1,585	(341,975)	1,031,596
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020

($ in thousands)	2022	2021	2020
Cash Flows From Operating Activities
Net income	$146,936	95,644	81,477
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	12,400	15,031	35,039
Net security premium amortization	12,005	14,058	5,019
Deferred tax benefit	(1,810)	(4,800)	(10,007)
Loan discount accretion	(5,622)	(8,814)	(6,328)
Other purchase accounting accretion and amortization, net	(340)	(47)	81
Foreclosed property (gains) losses/write-downs, net	(372)	24	547
Losses (gains) on securities available for sale	—	1,237	(8,024)
Other (gains) losses	(4,069)	(1,648)	54
Bank-owned life insurance income	(3,847)	(2,885)	(2,533)
(Decrease) increase in net deferred loan fees	(301)	(1,994)	5,639
Depreciation of premises and equipment	6,859	6,187	5,838
Amortization of operating lease right-of-use assets	1,986	1,937	2,012
Repayments of lease obligations	(1,801)	(1,814)	(1,844)
Stock-based compensation expense	2,982	2,268	2,540
Amortization of intangible assets	3,684	3,531	3,956
Amortization of SBA servicing assets	2,800	2,272	1,795
Fees/gains from sales of presold mortgages and SBA loans	(7,178)	(18,304)	(22,156)
Originations of presold mortgage loans in process of settlement	(104,596)	(326,019)	(418,394)
Proceeds from sales of presold mortgage loans in process of settlement	124,181	359,300	410,898
Origination of SBA loans for sale	(74,452)	(88,304)	(147,934)
Proceeds from sales of SBA loans	119,549	79,125	115,460
Increase in accrued interest receivable	(3,814)	(773)	(3,624)
Decrease in other assets	11,352	17,412	267
Increase (decrease) in accrued interest payable	2,131	(683)	(1,250)
(Decrease) increase in other liabilities	(8,009)	394	9,805
Net cash provided by operating activities	230,654	142,335	58,333
Cash Flows From Investing Activities
Purchases of securities available for sale	(354,765)	(1,572,355)	(1,060,054)
Purchases of securities held to maturity	(39,004)	(271,169)	(133,611)
Proceeds from maturities/issuer calls of securities available for sale	251,314	358,259	223,842
Proceeds from maturities/issuer calls of securities held to maturity	6,500	13,642	33,030
Proceeds from sales of securities available for sale	—	106,484	219,697
(Purchases) redemptions of FRB and FHLB stock, net	(17,244)	2,043	9,851
Purchases of bank owned life insurance	—	(25,000)	—
Proceeds from bank owned life insurance death benefits	8,312	—	—
Purchases of other investments	(7,990)	(3,434)	(1,258)
Net increase in loans	(558,398)	(97,559)	(233,788)
Proceeds from sales of foreclosed properties	2,904	3,995	2,485
Purchases of premises and equipment	(5,287)	(9,402)	(12,363)
Proceeds from sales of premises and equipment	299	313	189
Net cash received (paid) in acquisition activities	—	208,992	(9,559)
Net cash received in disposition activities	—	11,314	—
Net cash used by investing activities	(713,359)	(1,273,877)	(961,539)
Cash Flows From Financing Activities
Net increase in deposits	103,494	1,258,193	1,342,340
Net increase (decrease) in short-term borrowings	220,000	—	(198,000)
Proceeds from long-term borrowings	—	—	150,000
Payments on long-term borrowings	(133)	(5,729)	(202,035)
Cash dividends paid – common stock	(30,660)	(22,228)	(20,936)
Repurchases of common stock	—	(4,036)	(31,868)
Payment of taxes related to stock withheld	(840)	(786)	(307)
Net cash provided by financing activities	291,861	1,225,414	1,039,194
(Decrease) increase in Cash and Cash Equivalents	(190,844)	93,872	135,988
Cash and Cash Equivalents, Beginning of Year	461,162	367,290	231,302
Cash and Cash Equivalents, End of Year	$270,318	461,162	367,290

(Continued)
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020

($ in thousands)	2022	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	14,312	10,206	20,812
Cash paid during the period for income taxes	39,722	32,506	29,604
Non-cash: Foreclosed loans transferred to foreclosed real estate	119	2,285	1,583
Non-cash: Unrealized (loss) gain on securities available for sale, net of taxes	(317,319)	(41,400)	14,425
Non-cash: Accrued dividends at period end	7,857	7,125	5,144
Non-cash: Initial recognition of operating lease right-of-use assets and liabilities	—	2,191	253
Non-cash: Derecognition of intangible assets related to sale of insurance operations	—	(10,229)	—
Acquisition of Select Bancorp, Inc.	—	See Note 2	—

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022
Summary Note 1. Summary of Significant Accounting Policies
Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the “Company”) and its wholly owned subsidiary First Bank (the “Bank”). The Bank has three wholly owned subsidiaries that are fully consolidated, SBA Complete, Inc. (“SBA Complete”), Magnolia Financial, Inc. ("Magnolia Financial"), and First Troy SPE, LLC. The Company is a bank holding company. The principal activity of the Company is the ownership and operation of the Bank, a state chartered bank with its main office in Southern Pines, North Carolina. SBA Complete specializes in providing consulting services for financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. Magnolia Financial is a business financing company that makes loans throughout the southeastern United States. First Troy SPE, LLC was formed in order to hold and dispose of certain real estate foreclosed upon by the Bank. The Company is also the parent company for a series of statutory trusts that were formed for the purpose of issuing trust preferred debt securities. The trusts are not consolidated for financial reporting purposes as they are variable interest entities and the Company is not the primary beneficiary.
All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 2021 and 2020 consolidated financial statements to be comparable to 2022. These reclassifications had no effect on net income. Subsequent events have been evaluated through the date of filing this Annual Report Form 10-K.
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
Interest income includes amortization of purchase premiums or discounts. Premiums and discounts are generally amortized and accreted into income on a level yield basis, with premiums being amortized to the earliest call date and discounts being accreted to the stated maturity date. Gains and losses on sales of securities are recognized at the time of sale based upon the specific identification method.
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

Allowance for Credit Losses ("ACL") - Securities Held to Maturity - Since its adoption of ASC 326 ("CECL"), the Company measures expected credit losses on HTM debt securities on a pooled basis. The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. The CECL assumptions, including reasonable and supportable forecast periods, reversion method, and prepayments as applicable, are consistent with those utilized for the ACL on loans as discussed further below. Virtually all of the mortgage-backed securities held by the Company are issued by government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Substantially all of the state and local government securities held by the Company are highly rated by major rating agencies. Accrued interest receivable of $4.3 million and $3.7 million at December 31, 2022 and December 31, 2021, respectively, on HTM debt securities was excluded from the estimate of credit losses.
Allowance for Credit Losses - Securities Available for Sale - For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income with the establishment of an allowance under CECL. For debt securities AFS that do not meet the aforementioned criteria, the Company evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the ACL under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable of $5.7 million and $5.0 million at December 31, 2022 and December 31, 2021, respectively, on AFS debt securities was excluded from the estimate of credit losses.
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
SBA and Other Loans Held for Sale - SBA loans included in this line item represent the guaranteed portion of SBA loans that the Company intends to sell in the near future. These loans are carried at the lower of cost or market as determined on an individual loan basis. There were no SBA loans held for sale at December 31, 2022 and there were $9.6 million in SBA loans held for sale at December 31, 2021. Also included in the balance at December 31, 2021 was $51.4 million of loans assumed in the Company's acquisition of Select Bancorp, Inc. ("Select") that were designated for sale as not aligning with the Company's strategy or markets. The loans were carried at the the lower of cost or market and the disposition of these loans was completed in the first quarter of 2022 at a price that approximated the carrying value.
Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to these loans totaled $19.7 million at December 31, 2022 and $17.2 million at December 31, 2021, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.
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
Purchased Financial Assets with Credit Deterioration ("PCD") - Subsequent to the Company's adoption of CECL on January 1, 2021, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. In determining whether an acquired loan is a PCD loan, the Company considers internal loan grades, delinquency status, and other relevant factors.
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
Allowance for Credit Losses - Loans - The ACL is an estimate that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial assets. The level of the allowance is determined under the CECL methodology and includes management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, and other pertinent factors.
Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums, and deferred loan fees and costs. Accrued interest receivable is presented separately on the consolidated balance sheets and excluded from the estimate of credit losses. Loans are charged off when the Company determines that such financial assets are deemed uncollectible. The ACL is increased through provision for loan losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.
The ACL is measured on a collective basis for pools of loans with similar risk characteristics. The Discounted Cash Flow (“DCF”) method is utilized for substantially all pools, with discounted cash flows computed for each loan in a pool based on its individual characteristics (e.g. maturity date, payment amount, interest rate, etc.), and the results are aggregated at the pool level. A probability of default and loss given default, as adjusted for recoveries, are applied to the discounted cash flows for each pool, while considering prepayment and principal curtailment assumptions driven by each loan's collateral type. When the DCF method is used to determine the ACL, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
The Company has identified the following primary pools for measuring expected credit losses. There are additional sub-segmentations within each pool, including risk categories.

•Owner occupied commercial real estate loans - Owner occupied commercial real estate mortgage loans are secured by commercial office buildings, industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. For such loans, repayment is largely dependent upon the operation of the borrower's business.
•Non-owner occupied commercial real estate loans - These loans represent investment real estate loans secured by office buildings, industrial buildings, warehouses, retail buildings, and multifamily residential housing. Repayment is primarily dependent on lease income generated from the underlying collateral.
•Consumer real estate mortgage loans - Consumer real estate mortgage consists primarily of loans secured by 1-4 family residential properties, including home equity lines of credit. Repayment is primarily dependent on the personal cash flow of the borrower and may be affected by changes in general economic conditions.
•Construction and land development loans - Construction and land development loans include loans where the repayment is dependent on the successful completion and eventual sale, refinance or operation of the related real estate project and are thus impacted by market demand and real estate valuations. Construction and land development loans include 1-4 family construction projects and commercial construction projects.
•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification, including automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured and repayment is primarily dependent on the personal cash flow of the borrower which may be impacted by changes in economic conditions and unemployment.
In determining the proper level of default rates and loss given default, management has determined that the loss experience of the Company provides the best basis for its assessment of expected credit losses. It therefore utilizes its own historical credit loss experience by each loan segment over an economic cycle, while excluding loss experience from certain acquired institutions (i.e., failed banks). Management considers forward-looking information in estimating expected credit losses. For substantially all segments of collectively evaluated loans, the Company incorporates two or more macroeconomic drivers using a statistical regression modeling methodology. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline forecast and alternative scenarios for the United States economy. The baseline forecast, which incorporates an equal probability of the United States economy performing better or worse than the projection, along with the alternative scenarios, are evaluated by management to determine the best estimate within the range of expected credit losses.
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
Allowance for Credit Losses - Off-Balance Sheet Credit Exposure - The Company estimates expected credit losses on commitments to extend credit over the contractual period in which the Company is exposed to credit risk on the underlying commitments, unless the obligation is unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures, which is reflected within "Other Liabilities," is adjusted for as an increase or decrease to the provision for credit losses for unfunded commitments. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to fund.
Troubled Debt Restructurings ("TDR") - A loan for which the terms have been modified resulting in a more than insignificant concession, and for which the borrower is experiencing financial difficulties, is generally considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.
SBA Loans – Through its SBA Lending Division, the Company offers loans guaranteed by the SBA for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. The portion of SBA loans originated that are guaranteed and intended for sale on the secondary market are classified as held for sale and are carried at the lower of cost or fair value. The Company generally sells the guaranteed portion of the SBA loan as soon as it is eligible to be sold and retains the servicing right. When the guaranteed portion of an SBA loan is sold, the Company allocates the carrying basis of the loan between the guaranteed portion of the loan sold, the unguaranteed portion of the loans retained, and the servicing asset based on their relative fair values.  A gain is recorded for the difference between the proceeds received from the sale and the basis allocated to the sold portion. The relative fair value allocation results in a discount that is recorded on the unguaranteed portion of the loan that is retained. The discount is amortized as a yield adjustment over the life of the loan, so long as the loan performs. In the event the loan is moved to nonaccrual status or transfer to foreclosed properties or liquidation of the loan, the remaining discount is amortized, along with any remaining servicing asset and deferred loan costs.
SBA Servicing Assets - When the Company sells the guaranteed portion of an SBA loan, the Company continues to perform the servicing on the loan and collects a fee related to the sold portion of the loan. A SBA servicing asset is recorded for the fair value of that fee based on an analysis of discounted cash flows that incorporates estimates of (1) market servicing costs, (2) market-based prepayment rates, and (3) market profit margins. SBA servicing assets are included in “Other intangible assets” on the consolidated balance sheets. SBA servicing assets are initially recorded at fair value and amortized against income over the lives of the related loans as a reduction of servicing fee income, generally five years. SBA servicing assets are tested for impairment on a quarterly basis by comparing their estimated fair values, aggregated by year of origination, to the related carrying values. Changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could result in impairment or reversal of impairment of these servicing assets and, as such, impact the Company's financial condition and results of operations.
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
Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation, computed by the straight-line method, is charged to operations over the estimated useful lives of the properties or, in the case of leasehold improvements, over the term of the lease, if shorter. Land is carried at cost. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current operations.
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
Foreclosed Properties - Foreclosed properties consists primarily of real estate acquired by the Company through legal foreclosure or deed in lieu of foreclosure. The property is initially carried at the lower of cost or the estimated fair value of the property less estimated selling costs. If there are subsequent declines in fair value, which is reviewed routinely by management, the property is written down to its fair value through a charge to expense. Capital expenditures made to improve the property are capitalized. Costs of holding real estate, such as property taxes, insurance, and maintenance, less related revenues during the holding period, are recorded as expense as they are incurred.
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
Other Investments – The Company accounts for its investments in limited partnerships and limited liability companies (“LLCs”) using the equity method of accounting if the percentage ownership and degree of management influence in the investments warrants such accounting treatment. Under the equity method of accounting, the Company records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect the Company’s share of income or loss of the investee. The Company’s recognition of earnings or losses from an equity method investment is based on the Company’s ownership percentage in the investee and the investee’s earnings on a quarterly basis. The investees generally provide their financial information during the quarter following the end of a given period. The Company’s policy is to record its share of earnings or losses on equity method investments in the quarter the financial information is received.
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
At December 31, 2022 and 2021, the Company’s investments in limited partnerships and LLCs totaled $18.5 million and $11.3 million, respectively, and are included in "Other assets".
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
Impairment - Goodwill is evaluated for impairment on at least an annual basis, and more often if a triggering event is identified, by comparing the estimated fair value of the reporting units to their related carrying value. At December 31, 2022, the Company had two reporting units which are evaluated for impairment. If the carrying value of a reporting unit exceeds its fair value, the Company utilizes various valuation techniques to determine whether the implied fair value of the goodwill exceeds its carrying value. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to that excess.
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
Variable Interest Entities - The Company's statutory trust subsidiaries (First Bancorp Capital Trust II, Trust III and Trust IV, Carolina Capital Trust, and New Century Statutory Trust I), ("the Trusts") qualify as variable interest entities under ASC 810, “Consolidation.” Notes issued by the Company to the Trusts in return for the proceeds from the issuance of the trust preferred securities have terms that are substantially the same as the corresponding trust preferred securities. As qualified variable interest entities, the Trusts' balance sheet and statement of operations have never been consolidated with those of the Company because the Company is not the primary beneficiary. Further, the Company has no exposure to loss of the operations of the Trusts as the Company is limited to the repayment of the underlying obligations and would not absorb the losses of the Trusts if losses were to occur. The trust preferred securities qualify as capital for regulatory capital adequacy requirements.
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

Recent Accounting Pronouncements -
Accounting Standards Adopted in 2022
The Company did not adopt any accounting standards during 2022.
Accounting Standards Pending Adoption
ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments contained in this Accounting Standards Update ("ASU") eliminate the accounting guidance for troubled debt restructurings by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This ASU also requires entities to disclose current period gross write-offs by year of origination for financing receivables and net investment in leases. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years and early adoption is permitted. The entity must have adopted the amendments in ASU 2016-13 ("CECL") to adopt the amendments in this ASU. The Company has evaluated the adoption of the new guidance on the consolidated financial statements and does not expect it to have a material effect on its financial statements.
ASU 2022-03, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." This ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and, therefore, is not considered in measuring fair value. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company does not expect the ASU to have a material effect on its financial statements.
ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." In 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The objective of the guidance in Topic 848 was to provide relief during the temporary transition period and the FASB included a sunset provision based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. The United Kingdom Financial Conduct Authority has announced that the intended LIBOR cessation date has been extended from December 31, 2021 to June 30, 2023. As such, ASU 2022-06 defers the sunset date previously set to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848; moreover, it applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company does not expect this ASU to have a material effect on its financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Note 2. Acquisitions and Dispositions
GrandSouth Acquisition
On January 1, 2023, the Company completed its acquisition of GrandSouth Bancorporation ("GrandSouth"), in an all-stock transaction pursuant to the previously announced Agreement and Plan of Merger and Reorganization ("the Merger Agreement"), dated June 21, 2022, between the Company and GrandSouth. At the closing of the transaction, GrandSouth merged into the Company. Following the merger of the Company and GrandSouth, GrandSouth Bank, a wholly-owned subsidiary of GrandSouth, merged into the Bank with the Bank being the surviving entity.
Pursuant to the Merger Agreement, each share of common and preferred stock of GrandSouth issued and outstanding immediately prior to the effective time of the acquisition was converted into 0.91 shares of the Company's common stock. As a result, the Company issued 5,032,834 shares of the Company common stock effective January 1, 2023. In addition, approximately 596,000 GrandSouth common stock options were converted to options to acquire 0.91 shares of the Company's common stock with an average exercise price of approximately $18.22. The consideration transferred at the close of the transaction was approximately $226.9 million.

Effective with the transaction close, eight branches in South Carolina were added to the Company's branch network. Immediately prior to the completion of the acquisition, at December 31, 2021, GrandSouth Bank reported total assets of $1.2 billion, total loans of $1.0 billion, and total deposits of $1.1 billion on a Call Report filed with federal banking regulators. The acquisition accomplished the Company's strategic initiative to expand its presence in South Carolina, specifically in the the high-growth markets of the state including Greenville, Charleston and Columbia. Significant synergies are anticipated to be gained from the acquisition, with asset growth and revenue enhancement opportunities from the new markets and expanded customer base. Accordingly, the Company anticipates recognizing goodwill in the transaction related primarily to the reasons noted, as well as the positive earnings of GrandSouth. It is anticipated that the goodwill which will result from this transaction will be non-deductible for tax purposes.
Given that the initial purchase accounting for the acquisition in accordance with GAAP for this business combination is not yet completed, the Company is not yet able to disclose the preliminary fair value of the GrandSouth assets acquired and liabilities assumed.
Select Acquisition
On October 15, 2021, the Company completed the acquisition of Select, headquartered in Dunn, North Carolina, pursuant to an Agreement and Plan of Merger and Reorganization dated June 1, 2021. Select's subsidiary, Select Bank & Trust, was merged into the Bank. The results of the Select acquisition are included in the Company’s results beginning on the October 15, 2021 acquisition date. The Company exchanged 0.408 shares of its common stock for each share of Select common stock. Additionally, all holders of Select stock options were paid cash for the difference between the exercise price of each option and the cash out value of $18.00 per option. The acquisition resulted in the Company issuing 7,070,371 shares of common stock with a fair value $324.4 million and paying $1.4 million in cash related to the stock options, for total consideration of $325.8 million in exchange for 100% of the outstanding stock of Select.
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
Cash and due from banks, and interest-bearing deposits with banks: The carrying amount of these assets was a reasonable estimate of fair value based on the short-term nature of these assets.
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

Premises: Land and buildings held for use were valued at appraised values, which reflect considerations of recent disposition values for similar property types with adjustments for characteristics of individual properties. Locations held for sale are valued at appraised values which also reference recent disposition values for similar property types but also considers marketability discounts for vacant properties. The valuations of locations held for sale are reduced by estimated costs to sell.
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
Borrowings: The fair values of long-term debt instruments were estimated based on quoted market prices for instrument if available, or for similar instruments if not available.
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
Merger-related costs related to this acquisition of $16.8 million were recorded by the Company during 2021 and $0.8 million of merger-related costs incurred by Select in 2021 prior to the acquisition were excluded from the pro forma information below. In addition, no adjustments have been made to such pro forma information to eliminate the provision for loan losses recorded by Select in the amount of $6.2 million for 2020 and a negative provision for loan losses recorded by Select of $1.3 million recorded in 2021 prior the acquisition. Pro forma information for the year 2021 was adjusted to eliminate the following: 1) the non-PCD provision for loan losses recorded on the acquisition date of $14.1 million and 2) the initial recording of a provision for credit losses associated with Select’s unfunded commitments of $3.9 million. If the Select acquisition had occurred at the beginning of 2020, the acquisition date credit loss reserve amounts would have been included in the fair value measurements of Select and been included in the goodwill calculation. Expenses related to systems conversions and other costs of integration were recorded during 2022. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition.
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
First Bank Insurance Services, Inc. Disposition
On June 30, 2021, the Company completed the sale of the operations and substantially all of the operating assets of its property and casualty insurance agency subsidiary, First Bank Insurance Services Inc. ("First Bank Insurance"), to Bankers Insurance, LLC for an initial purchase price valued at $13.0 million and a future earn-out payment of up to $1.0 million. Cash received at the time of the sale was $11.3 million. Net assets sold and liabilities transferred amounted to $1.7 million. The Company recorded a gain of $1.7 million related to the sale. Approximately $10.2 million of intangible assets were derecognized from the Company's balance sheet as a result of this transaction, including $7.4 million in goodwill and $2.8 million in other intangibles.

Note 3. Securities
The book values and approximate fair values of investment securities at December 31, 2022 and 2021 are summarized as follows:

	2022				2021
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
($ in thousands)			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
US Treasury securities	$174,420	168,758	—	(5,662)	—	—	—	—
Government-sponsored enterprise securities	71,957	57,456	—	(14,501)	71,951	69,179	—	(2,772)
Mortgage-backed securities	2,467,839	2,045,000	4	(422,843)	2,545,150	2,514,805	9,489	(39,834)
Corporate bonds	44,340	43,279	—	(1,061)	45,380	46,430	1,106	(56)
Total available for sale	$2,758,556	2,314,493	4	(444,067)	2,662,481	2,630,414	10,595	(42,662)

Securities held to maturity:
Mortgage-backed securities	$15,150	14,221	—	(929)	20,260	20,845	585	—
State and local governments	526,550	418,307	7	(108,250)	493,565	490,854	2,955	(5,666)
Total held to maturity	$541,700	432,528	7	(109,179)	513,825	511,699	3,540	(5,666)
All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSEs"), except for private mortgage-backed securities with a fair value of $0.8 million and $0.9 million as of December 31, 2022 and 2021, respectively.

The following table presents information regarding securities with unrealized losses at December 31, 2022:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$168,758	5,662	—	—	168,758	5,662
Government-sponsored enterprise securities	—	—	57,456	14,501	57,456	14,501
Mortgage-backed securities	221,006	18,215	1,835,958	405,557	2,056,964	423,772
Corporate bonds	40,644	947	886	114	41,530	1,061
State and local governments	48,385	8,323	368,897	99,927	417,282	108,250
Total temporarily impaired securities	$478,793	33,147	2,263,197	520,099	2,741,990	553,246
The following table presents information regarding securities with unrealized losses at December 31, 2021:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$21,436	522	47,743	2,250	69,179	2,772
Mortgage-backed securities	1,773,022	25,977	404,484	13,857	2,177,506	39,834
Corporate bonds	999	1	945	55	1,944	56
State and local governments	228,279	3,797	34,398	1,869	262,677	5,666
Total temporarily impaired securities	$2,023,736	30,297	487,570	18,031	2,511,306	48,328
As of December 31, 2022, the Company's securities portfolio held 666 securities of which 644 securities were in an unrealized loss position. As of December 31, 2021, the Company's securities portfolio held 648 securities of which 371 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at December 31, 2022 and 2021 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from one state or local government entity. Nearly all of our mortgage-backed securities were issued by FHLMC, FNMA, GNMA, or the SBA, each of which is a government agency or GSE and guarantees the repayment of its securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At December 31, 2022 and 2021, the Company determined that expected credit losses associated with HTM securities and AFS debt securities were insignificant.
The book values and approximate fair values of investment securities at December 31, 2022, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities
Due within one year	$25,078	25,036	—	—
Due after one year but within five years	176,932	171,224	997	873
Due after five years but within ten years	87,707	72,348	61,509	50,726
Due after ten years	1,000	885	464,044	366,708
Mortgage-backed securities	2,467,839	2,045,000	15,150	14,221
Total securities	$2,758,556	2,314,493	541,700	432,528
At December 31, 2022 and 2021, investment securities with carrying values of $758.0 million and $951.4 million, respectively, were pledged as collateral for public deposits.
At December 31, 2022 and 2021, there were no holdings of securities of any one issuer, other than the US Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
In 2022, there were no sales of investment securities. In 2021, the Company received proceeds from sales of securities of $106.5 million and recorded in $1.2 million net losses from the sales. In 2020, the Company received proceeds from sales of securities of $219.7 million and recorded $8.0 million in net gains from the sales.
Included in “Other Assets” in the consolidated balance sheets are investments in FHLB and Federal Reserve stock totaling $39.6 million and $22.3 million at December 31, 2022 and 2021, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost and fair value of $14.7 million and $4.6 million at December 31, 2022 and 2021, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost and fair value of $24.9 million and $17.8 million at December 31, 2022 and 2021, respectively, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at December 31, 2022 was approximately 1.60, which means the Company would receive approximately 19,758 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.

Note 4. Loans, Allowance for Credit Losses, and Asset Quality Information
The following is a summary of the major categories of total loans outstanding:

	December 31, 2022		December 31, 2021
($ in thousands)	Amount	Percentage	Amount	Percentage
Commercial, financial, and agricultural	$641,941	9%	648,997	11%
Real estate – construction, land development & other land loans	934,176	14%	828,549	13%
Real estate mortgage – residential (1-4 family) first mortgages	1,195,785	18%	1,021,966	17%
Real estate mortgage – home equity loans/lines of credit	323,726	5%	331,932	5%
Real estate mortgage – commercial and other	3,510,261	53%	3,194,737	53%
Consumer loans	60,659	1%	57,238	1%
Subtotal	6,666,548	100%	6,083,419	100%
Unamortized net deferred loan fees	(1,403)		(1,704)
Total loans	$6,665,145		6,081,715
Also included in the table above are SBA loans, generally originated under the SBA 7A loan program, with additional information on these loans presented in the table below.

($ in thousands)	December 31, 2022	December 31, 2021
Guaranteed portions of SBA Loans included in table above	$31,893	48,377
Unguaranteed portions of SBA Loans included in table above	116,910	122,772
Total SBA loans included in the table above	$148,803	171,149

Sold portions of SBA loans with servicing retained - not included in table above	$392,370	414,240
As of December 31, 2022, there were essentially no remaining loans originated under the SBA's Paycheck Protection Program ("PPP") as provided for under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") of 2020. As of December 31, 2021, the Company had $39.0 million in remaining PPP loans which have been excluded from the above SBA 7A Loan program table.
At December 31, 2022 and December 31, 2021, there were remaining unaccreted discounts on the retained portion of sold SBA loans amounting to $4.3 million and $6.0 million respectively.
At December 31, 2022 and December 31, 2021, loans in the amount of $5.3 billion and $4.3 billion, respectively, were pledged as collateral for certain borrowings. Refer to Note 9 for further discussion.
Total loans at December 31, 2022 and 2021 included loans to executive officers and directors of the Company, and their associates, totaling approximately $6.0 million and $0.6 million, respectively. There were six new loans and advances totaling approximately $5.5 million on those loans in 2022 and repayments amounted to $0.1 million. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.
For acquisitions completed prior to the Company's adoption of CECL, loans designated as PCI loans were reclassified as PCD loans, upon the adoption of CECL. Activity in the accretable yield for PCI loans under the Incurred Loss methodology used by the Company prior to adopting CECL was not material for the year ended December 31, 2020.
As of December 31, 2022 and 2021, unamortized discounts on all acquired loans totaled $11.6 million and $17.2 million, respectively. Loan discounts are generally amortized as yield adjustments over the respective lives of the loans, while the loans perform.

Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest, and foreclosed real estate, are summarized as follows:

($ in thousands)	December 31, 2022	December 31, 2021
Nonperforming assets
Nonaccrual loans	$28,514	34,696
Restructured loans - accruing	9,121	13,866
Accruing loans > 90 days past due	—	1,004
Total nonperforming loans	37,635	49,566
Foreclosed properties	658	3,071
Total nonperforming assets	$38,293	52,637
At December 31, 2022 and 2021, the Company had $0.8 million and $1.5 million in residential mortgage loans in process of foreclosure, respectively.
At December 31, 2022, there was one loan with an immaterial commitment to lend additional funds to borrowers whose loans were nonperforming. At December 31, 2021, there were no commitments to lend additional funds to debtors whose loans were nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories for the year ended December 31, 2022.

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial, financial, and agricultural	$3,855	6,374	10,229
Real estate – construction, land development & other land loans	—	1,009	1,009
Real estate mortgage – residential (1-4 family) first mortgages	157	3,132	3,289
Real estate mortgage – home equity loans/lines of credit	—	1,397	1,397
Real estate mortgage – commercial and other	5,010	7,495	12,505
Consumer loans	—	85	85
Total	$9,022	19,492	28,514
The following table is a summary of the Company’s nonaccrual loans by major categories for the year ended December 31, 2021.

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial, financial, and agricultural	$3,947	8,205	12,152
Real estate – construction, land development & other land loans	495	137	632
Real estate mortgage – residential (1-4 family) first mortgages	858	4,040	4,898
Real estate mortgage – home equity loans/lines of credit	—	694	694
Real estate mortgage – commercial and other	7,648	8,583	16,231
Consumer loans	—	89	89
Total	$12,948	21,748	34,696
There is no interest income recognized during the periods presented on nonaccrual loans. The Company follows its nonaccrual policy of reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income for the periods indicate.

($ in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Commercial, financial, and agricultural	$102	195
Real estate – construction, land development & other land loans	16	6
Real estate mortgage – residential (1-4 family) first mortgages	45	31
Real estate mortgage – home equity loans/lines of credit	20	14
Real estate mortgage – commercial and other	139	453
Consumer loans	2	—
Total	$324	699

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2022.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$438	565	—	10,229	630,709	641,941
Real estate – construction, land development & other land loans	238	1,687	—	1,009	931,242	934,176
Real estate mortgage – residential (1-4 family) first mortgages	3,415	25	—	3,289	1,189,056	1,195,785
Real estate mortgage – home equity loans/lines of credit	457	371	—	1,397	321,501	323,726
Real estate mortgage – commercial and other	620	97	—	12,505	3,497,039	3,510,261
Consumer loans	249	66	—	85	60,259	60,659
Total	$5,417	2,811	—	28,514	6,629,806	6,666,548
Unamortized net deferred loan fees						(1,403)
Total loans						$6,665,145

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2021.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$377	93	—	12,152	636,375	648,997
Real estate – construction, land development & other land loans	4,046	—	286	632	823,585	828,549
Real estate mortgage – residential (1-4 family) first mortgages	6,571	1,488	—	4,898	1,009,009	1,021,966
Real estate mortgage – home equity loans/lines of credit	489	124	718	694	329,907	331,932
Real estate mortgage – commercial and other	164	1,496	—	16,231	3,176,846	3,194,737
Consumer loans	116	62	—	89	56,971	57,238
Total	$11,763	3,263	1,004	34,696	6,032,693	6,083,419
Unamortized net deferred loan (fees) costs						(1,704)
Total loans						$6,081,715

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
The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2022.

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial, financial, and agricultural	$—	6,394	—	—	6,394
Real estate mortgage – residential (1-4 family) first mortgages	157	—	—	—	157
Real estate mortgage – commercial and other	—	—	—	6,723	6,723
Total	$157	6,394	—	6,723	13,274

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2021.

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial, financial, and agricultural	$—	7,886	—	—	7,886
Real estate – construction, land development & other land loans	—	—	533	—	533
Real estate mortgage – residential (1-4 family) first mortgages	871	—	—	—	871
Real estate mortgage – commercial and other	—	—	—	10,743	10,743
Total	$871	7,886	533	10,743	20,033

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
The Company's policy is to obtain third-party appraisals on any significant pieces of collateral. For loans secured by real estate, the Company's policy is to write nonaccrual loans down to 90% of the appraised value, which considers estimated selling costs. For real estate collateral that is in industries that are undergoing heightened stress, the Company often discounts the collateral values by an additional 10% to 25% due to additional discounts that are estimated to be incurred in a near-term sale. For non real-estate collateral secured loans, the Company generally writes nonaccrual loans down to 75% of the appraised value, which provides for selling costs and liquidity discounts that are usually incurred when disposing of non real-estate collateral. For reviewed loans that are not on nonaccrual basis, the Company assigns a specific allowance based on the parameters noted above.
The Company does not believe that there is significant over-coverage of collateral for any of the loan types noted above.
The following tables presents the activity in the ACL on loans for the periods indicated. The increase in ACL at December 31, 2022 as compared to the prior year was related to a combination of the allowance required for loan growth during the year, and updated economic forecasts and loss driver inputs to the CECL model. Throughout 2022, the economic forecasts have projected general weakening of the economy demonstrated by higher projected unemployment rates, lower GDP, and declining price indices for both commercial real estate and residential mortgages. These worsening economic projections translated to higher forecasted life of loan losses in our portfolio and a higher estimated ACL.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate - Construction, Land Development & Other Land Loans	Real Estate Mortgage - Residential (1-4 Family) First Mortgages	Real Estate Mortgage - Home Equity Loans/Lines of Credit	Real Estate Mortgage - Commercial and Other	Consumer Loans	Total
As of and for the year ended December 31, 2022
Beginning balance	$16,249	16,519	8,686	4,337	30,342	2,656	78,789
Charge-offs	(2,519)	—	—	(43)	(1,063)	(840)	(4,465)
Recoveries	756	480	17	600	1,983	207	4,043
Provisions/(Reversals)	3,232	(1,871)	2,651	(1,736)	9,447	877	12,600
Ending balance	$17,718	15,128	11,354	3,158	40,709	2,900	90,967

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate - Construction, Land Development & Other Land Loans	Real Estate Mortgage - Residential (1-4 Family) First Mortgages	Real Estate Mortgage - Home Equity Loans/Lines of Credit	Real Estate Mortgage - Commercial and Other	Consumer loans	Unallocated	Total
As of and for the year ended December 31, 2021
Beginning balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388
Adjustment for implementation of CECL	3,067	6,140	2,584	2,580	(257)	674	(213)	14,575
Allowance for Select PCD loans	2,917	165	222	92	1,489	10	—	4,895
Charge-offs	(3,722)	(245)	(273)	(400)	(2,295)	(667)	—	(7,602)
Recoveries	1,744	948	761	578	533	358	—	4,922
Provisions/ (Reversals)	927	4,156	(2,656)	(888)	7,269	803	—	9,611
Ending balance	$16,249	16,519	8,686	4,337	30,342	2,656	—	78,789

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2020 under the Incurred Loss methodology.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate - Construction, Land Development & Other Land Loans	Real Estate Mortgage - Residential (1-4 Family) First Mortgages	Real Estate Mortgage - Home Equity Loans/Lines of Credit	Real Estate Mortgage - Commercial and Other	Consumer loans	Unallo- cated	Total
As of and for the year ended December 31, 2020

Beginning balance	$4,553	1,976	3,832	1,127	8,938	972	—	21,398
Charge-offs	(5,608)	(51)	(478)	(524)	(968)	(873)	—	(8,502)
Recoveries	745	1,552	754	487	621	294	—	4,453
Provisions	11,626	1,878	3,940	1,285	15,012	1,085	213	35,039
Ending balance	$11,316	5,355	8,048	2,375	23,603	1,478	213	52,388

Ending balances as of December 31, 2020: Allowance for loan losses
Individually evaluated for impairment	$3,546	30	800	—	2,175	—	—	6,551
Collectively evaluated for impairment	7,742	5,325	7,141	2,375	21,428	1,475	213	45,699
Purchased credit impaired	28	—	107	—	—	3	—	138

Loans receivable as of December 31, 2020:
Ending balance – total	$782,549	570,672	972,378	306,256	2,049,203	53,955	—	4,735,013
Unamortized net deferred loan fees								(3,698)
Total loans								4,731,315

Ending balances as of December 31, 2020: Loans
Individually evaluated for impairment	$7,700	677	9,303	15	18,582	4	—	36,281
Collectively evaluated for impairment	774,712	569,845	958,848	306,141	2,026,682	53,913	—	4,690,141
Purchased credit impaired	137	150	4,227	100	3,939	38	—	8,591

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination or renewal as of December 31, 2022. Acquired loans are presented in the year originated, not in the year of acquisition.

	Term Loans by Year of Origination
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial, financial, and agricultural
Pass	$185,167	107,747	85,110	51,274	590	76,588	120,590	627,066
Special Mention	342	166	648	1,312	—	990	332	3,790
Classified	734	1,909	808	1,384	—	5,762	488	11,085
Total commercial, financial, and agricultural	186,243	109,822	86,566	53,970	590	83,340	121,410	641,941
Real estate – construction, land development & other land loans
Pass	550,752	267,096	42,421	30,973	—	12,722	19,519	923,483
Special Mention	5,128	5	3,679	—	—	100	13	8,925
Classified	656	107	38	899	—	44	24	1,768
Total real estate – construction, development & other land loans	556,536	267,208	46,138	31,872	—	12,866	19,556	934,176
Real estate mortgage – residential (1-4 family) first mortgages
Pass	317,282	274,756	186,102	98,559	185	301,885	1,379	1,180,148
Special Mention	1,189	127	110	470	—	2,416	—	4,312
Classified	763	251	221	359	—	9,072	659	11,325
Total real estate mortgage – residential (1-4 family) first mortgages	319,234	275,134	186,433	99,388	185	313,373	2,038	1,195,785
Real estate mortgage – home equity loans/lines of credit
Pass	869	1,091	349	237	—	2,020	309,786	314,352
Special Mention	175	—	—	—	—	18	1,072	1,265
Classified	106	156	94	87	—	213	7,453	8,109
Total real estate mortgage – home equity loans/lines of credit	1,150	1,247	443	324	—	2,251	318,311	323,726
Real estate mortgage – commercial and other
Pass	1,096,643	1,186,678	569,624	247,448	179	324,361	48,882	3,473,815
Special Mention	1,715	1,114	4,436	8,289	—	4,457	665	20,676
Classified	3,480	1,265	84	2,456	—	8,118	367	15,770
Total real estate mortgage – commercial and other	1,101,838	1,189,057	574,144	258,193	179	336,936	49,914	3,510,261
Consumer loans
Pass	35,406	7,946	3,610	1,056	3	1,250	10,953	60,224
Special Mention	—	—	—	—	—	—	—	—
Classified	320	31	3	1	—	25	55	435
Total consumer loans	35,726	7,977	3,613	1,057	3	1,275	11,008	60,659
Total	$2,200,727	1,850,445	897,337	444,804	957	750,041	522,237	6,666,548
Unamortized net deferred loan fees								(1,403)
Total loans								$6,665,145
At December 31, 2022, as derived from the table above, the Company had $39.0 million in loans graded as Special Mention and $48.5 million in loans graded as Classified, which includes all nonaccrual loans.
In the table above, substantially all of the "Classified Loans" have grades of 7 or Fail, with those categories having similar levels of risk. Revolving lines of credit that converted to term loans during the year ended December 31, 2022 amounted to $3.3 million.

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination or renewal as of December 31, 2021. Acquired loans are presented in the year originated, not in the year of acquisition.

	Term Loans by Year of Origination
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial, financial, and agricultural
Pass	$204,945	138,540	71,369	66,645	16,009	17,492	112,933	627,933
Special Mention	225	1,255	1,313	2,729	225	9	2,348	8,104
Classified	1,609	793	1,703	7,096	511	96	1,152	12,960
Total commercial, financial, and agricultural	206,779	140,588	74,385	76,470	16,745	17,597	116,433	648,997
Real estate – construction, land development & other land loans
Pass	573,613	133,888	69,066	12,455	9,764	8,190	13,737	820,713
Special Mention	41	737	5,095	110	104	2	9	6,098
Classified	1,541	49	47	83	14	4	—	1,738
Total real estate – construction, development & other land loans	575,195	134,674	74,208	12,648	9,882	8,196	13,746	828,549
Real estate mortgage – residential (1-4 family) first mortgages
Pass	241,619	224,617	120,097	82,531	86,074	234,950	11,051	1,000,939
Special Mention	888	615	516	229	323	3,237	94	5,902
Classified	419	156	535	1,185	653	11,246	931	15,125
Total real estate mortgage – residential (1-4 family) first mortgages	242,926	225,388	121,148	83,945	87,050	249,433	12,076	1,021,966
Real estate mortgage – home equity loans/lines of credit
Pass	3,111	498	439	1,304	245	1,649	317,319	324,565
Special Mention	194	—	15	—	—	19	1,341	1,569
Classified	75	97	71	—	—	607	4,948	5,798
Total real estate mortgage – home equity loans/lines of credit	3,380	595	525	1,304	245	2,275	323,608	331,932
Real estate mortgage – commercial and other
Pass	1,328,156	796,992	355,885	211,118	197,165	197,659	66,104	3,153,079
Special Mention	1,759	4,849	5,801	3,741	2,072	1,801	1,440	21,463
Classified	7,147	413	2,110	6,025	3,897	603	—	20,195
Total real estate mortgage – commercial and other	1,337,062	802,254	363,796	220,884	203,134	200,063	67,544	3,194,737
Consumer loans
Pass	14,960	25,431	2,965	1,722	673	525	10,810	57,086
Special Mention	—	4	—	—	—	—	—	4
Classified	—	73	—	8	—	25	42	148
Total consumer loans	14,960	25,508	2,965	1,730	673	550	10,852	57,238
Total	$2,380,302	1,329,007	637,027	396,981	317,729	478,114	544,259	6,083,419
Unamortized net deferred loan fees								(1,704)
Total loans								$6,081,715
At December 31, 2021, as derived from the table above, the Company had $43.1 million in loans graded as Special Mention and $56.0 million in loans graded as Classified, which includes all nonaccrual loans.
In the table above, substantially all of the "Classified Loans" have grades of 7 or Fail, with those categories having similar levels of risk. Revolving lines of credit that converted to term loans during the year ended December 31, 2021 amounted to $1.0 million.

Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extension of terms and other actions intended to minimize potential losses.
The vast majority of the Company’s TDRs modified during the years ended December 31, 2022, 2021, and 2020 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.
The Company’s TDRs can be classified as either nonaccrual or accruing based on the loan’s payment status. The TDRs that are nonaccrual are reported within the nonaccrual loan totals presented previously.
The following table presents information related to loans modified in a TDR during the year ended December 31, 2022.

	For the year ended December 31, 2022
($ in thousands, except number of contracts)	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	2	$143	143
Real estate – construction, land development & other land loans	1	67	67
Real estate mortgage – residential (1-4 family) first mortgages	2	75	78

TDRs – Nonaccrual
Commercial, financial, and agricultural	5	744	744
Real estate mortgage – residential (1-4 family) first mortgages	1	36	36
Real estate mortgage – commercial and other	1	72	72
Total TDRs arising during period	12	$1,137	1,140
The following table presents information related to loans modified in a TDR during the year ended December 31, 2021.

	For the year ended December 31, 2021
($ in thousands, except number of contracts)	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Real estate mortgage – residential (1-4 family) first mortgages	1	$33	33

TDRs – Nonaccrual
Commercial, financial, and agricultural	5	1,438	1,435
Real estate – construction, land development & other land loans	1	75	75
Real estate mortgage – residential (1-4 family) first mortgages	1	263	263
Real estate mortgage – commercial and other	4	1,729	1,729
Total TDRs arising during period	12	$3,538	3,535

The following table presents information related to loans modified in a TDR during the year ended December 31, 2020.

	For the year ended December 31, 2020
($ in thousands, except number of contracts)	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial, financial, and agricultural	2	$143	143
Real estate – construction, land development & other land loans	1	67	67
Real estate mortgage – residential (1-4 family) first mortgages	2	75	78
Consumer loans	1	4	4

TDRs – Nonaccrual
Commercial, financial, and agricultural	1	72	72
Real estate mortgage – commercial and other	5	5,977	5,977
Total TDRs arising during period	12	$6,338	6,341
Accruing TDRs that were modified in the previous 12 months and that defaulted during the years ended December 31, 2022, 2021, and 2020 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to foreclosed real estate.

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
($ in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing TDRs that subsequently defaulted
Real estate mortgage – commercial and other	—	$—	—	$—	1	$274
Total accruing TDRs that subsequently defaulted	—	$—	—	$—	1	$274
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

Allowance for Credit Losses - Unfunded Loan Commitments

In addition to the ACL on loans, the Company maintains an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. Under CECL, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in Note 1. The allowance for credit losses for unfunded loan commitments of $13.3 million and $13.5 million at December 31, 2022 and December 31, 2021, respectively, is separately classified on the consolidated balance sheets within the line items "Other Liabilities."

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for each period indicated.

($ in thousands)	December 31, 2022	December 31, 2021
Beginning balance	$13,506	$582
Adjustments for implementation of CECL on January 1, 2021	—	7,504
Day 2 provision for credit losses on unfunded commitments acquired from Select	—	3,982
(Reversal of) provision for credit losses on changes in unfunded commitments	(200)	1,438
Ending balance	$13,306	$13,506

Allowance for Credit Losses - Securities HTM and AFS
The ACL for securities HTM and AFS was immaterial at December 31, 2022 and December 31, 2021.

Note 5. Premises and Equipment
Premises and equipment at December 31, 2022 and 2021 consisted of the following:

($ in thousands)	Estimated Useful Lives	2022	2021
Land		$45,363	45,398
Buildings	15 to 40 years	114,884	112,622
Furniture and equipment	5 to 10 years	33,147	31,099
Leasehold improvements	5 to 39 years	1,644	2,028
Total cost		195,038	191,147
Less accumulated depreciation and amortization		(60,851)	(55,055)
Total premises and equipment		$134,187	136,092
Depreciation expense amounted to $6.9 million, $6.2 million, and $5.8 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is recorded in occupancy expense.

Note 6. Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of December 31, 2022 and December 31, 2021 and the carrying amount of unamortizable intangible assets as of those same dates.

	December 31, 2022		December 31, 2021
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$2,700	1,847	2,700	1,386
Core deposit intangibles	29,050	21,274	29,050	18,076
SBA servicing asset	13,264	9,260	11,932	6,460
Other	100	58	100	33
Total	$45,114	32,439	43,782	25,955

Unamortizable intangible assets:
Goodwill	$364,263		364,263
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.

Amortization expense of all other intangible assets, excluding the SBA servicing asset, totaled $3.7 million, $3.5 million, and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
SBA guarantee servicing fees and SBA servicing asset amortization expense are both recorded within noninterest income within the line item "Other service charges, commissions, and fees." The following table presents the changes in the SBA servicing assets for each period indicated. Impairment charges included with amortization expense in the table below were immaterial for each period presented.

($ in thousands)	December 31, 2022	December 31, 2021
Beginning balance, net	$5,472	5,788
New servicing assets	1,332	1,956
Amortization expense and impairment charges	(2,800)	(2,272)
Ending balance, net	$4,004	5,472
During 2022, 2021, and 2020, the Company recorded $3.4 million, $3.9 million, and $3.3 million, respectively, in SBA guarantee servicing fee income. At December 31, 2022 and 2021, the Company serviced SBA for others totaling $392.4 million and $414.2 million, respectively. There were no other loans serviced for others in any year presented.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31st of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. No triggering events were identified during 2022 or 2021, and therefore, the Company did not perform interim impairment evaluations in either of those years. Each of the Company's goodwill impairment evaluations for the periods presented, including the most recent October 2022 evaluation, indicated that there was no goodwill impairment.
The following table presents the changes in carrying amounts of goodwill:

($ in thousands)	Total Goodwill
Balance at December 31, 2020	$239,272
Additions from acquisition of Select	132,356
Reduction from disposal of First Bank Insurance	(7,365)
Balance at December 31, 2021	364,263
Net activity during 2022	—
Balance at December 31, 2022	$364,263

In addition to the changes in goodwill presented above, activity for other intangibles related to transactions since January 1, 2021 are presented as follows. Refer to Note 2 for additional discussion of the transactions.
•In connection with the Select acquisition on October 15, 2021, the Company recorded $9.2 million in core deposit intangibles.
•Related to the sale of First Bank Insurance, customer lists with a carrying value of $2.8 million were derecognized.

The following table presents the estimated amortization expense schedule related to acquisition-related amortizable intangible assets for each of the five calendar years ending December 31, 2027 and the estimated amount amortizable thereafter. These amounts will be recorded as "Intangibles amortization expense" within the noninterest expense section of the consolidated statements of income. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortizable intangible assets.

($ in thousands)	Estimated Amortization Expense
2023	$2,545
2024	1,718
2025	1,358
2026	962
2027	781
Thereafter	1,307
Total	$8,671
Note 7. Income Taxes
The components of income tax expense for the years ended December 31, 2022, 2021, and 2020 are as follows:

($ in thousands)		2022	2021	2020
Current	- Federal	$35,616	25,742	27,799
	- State	4,477	3,733	3,909
Deferred	- Federal	(1,658)	(4,247)	(8,893)
	- State	(152)	(553)	(1,161)
Total		$38,283	24,675	21,654
The following is a reconciliation of federal income tax expense at the statutory rate of 21% at December 31, 2022, December 31, 2021, and December 31, 2020, to the income tax provision reported in the financial statements.

($ in thousands)	2022	2021	2020
Tax provision at statutory rate	$38,896	25,266	21,657
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(1,976)	(1,589)	(1,050)
Low income housing and other tax credits	(669)	(1,229)	(772)
Bank-owned life insurance income	(1,511)	(589)	(532)
Non-deductible interest expense	26	14	23
State income taxes, net of federal benefit	3,369	2,472	2,117
Nondeductible merger expenses	107	242	—
Change in valuation allowance	(20)	(10)	(20)
Other, net	61	98	231
Total	$38,283	24,675	21,654

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets, which are included in Other Assets on the consolidated balance sheets, are as follows at December 31, 2022 and 2021:

($ in thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses on loans	$20,900	18,102
Allowance for credit losses on unfunded commitments	3,057	3,103
Excess book over tax pension plan cost	365	467
Deferred compensation	638	571
Federal & state net operating loss and tax credit carryforwards	197	206
Accruals, book versus tax	4,404	4,235
Pension	—	81
Unrealized losses on securities available for sale	102,046	7,369
Foreclosed real estate	3	20
Basis differences in assets acquired in FDIC transactions	—	504
Purchase accounting adjustments	2,982	4,076
Equity compensation	768	694
Partnership investments	652	310
Leases	151	108
SBA servicing asset	77	108
All other	—	101
Gross deferred tax assets	136,240	40,055
Less: Valuation allowance	(30)	(10)
Net deferred tax assets	136,210	40,045
Deferred tax liabilities:
Loan fees	(3,102)	(2,840)
Depreciable basis of fixed assets	(5,493)	(5,790)
Amortizable basis of intangible assets	(10,047)	(10,328)
Basis differences in assets acquired in FDIC transactions	(108)	—
Trust preferred securities	(416)	(453)
Pension	(12)	—
Gross deferred tax liabilities	(19,178)	(19,411)
Net deferred tax asset	$117,032	20,634
The valuation allowances for 2022, 2021 and 2020 related primarily to state net operating loss carryforwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not.
The Company had no significant uncertain tax positions, and thus no reserve for uncertain tax positions has been recorded. Additionally, the Company determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate. The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses.”
The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The Company’s tax returns are subject to income tax audit by federal and state agencies beginning with the year 2019. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.
Retained earnings at December 31, 2022, 2021 and 2020 included approximately $6.9 million representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

Note 8. Deposits
The following table lists the composition of the deposit portfolio as of the end of the respective years.

($ in thousands)	December 31, 2022	December 31, 2021
Noninterest-bearing checking accounts	$3,566,003	3,348,622
Interest-bearing checking accounts	1,514,166	1,593,231
Money market accounts	2,416,146	2,562,283
Savings accounts	728,641	708,054
Other time deposits	726,254	555,084
Time deposits of $250,000 or more	276,319	357,355
Total deposits	$9,227,529	$9,124,629
At December 31, 2022, the scheduled maturities of time deposits were as follows:

($ in thousands)
2023	$882,741
2024	61,393
2025	27,906
2026	17,565
2027	12,084
Thereafter	884
$1,002,573
Deposits received from executive officers and directors and their associates totaled approximately $2.0 million and $2.5 million at December 31, 2022 and 2021, respectively.
Deposit overdrafts of approximately $0.8 million and $0.9 million at December 31, 2022 and 2021 are included within "Loans" on the consolidated balance sheets.
As of December 31, 2022 and 2021, the Company held $276.3 million and $357.4 million, respectively, in time deposits of more than $250,000 (which was the FDIC insurance limit for insured deposits as of December 31, 2022). Brokered deposits were $261.9 million and $7.4 million at December 31, 2022 and 2021, respectively. Total reciprocal deposits through the Certificate of Deposit Account Registry Services ("CDARS") and Insured Cash Sweep ("ICS") were $10.3 million and $12.6 million at December 31, 2022 and 2021, respectively.

Note 9. Borrowings and Borrowings Availability
The following tables present information regarding the Company’s outstanding borrowings at December 31, 2022 and 2021 (dollars are in thousands):

Description – 2022	Due date	Call Feature	2022 Amount	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$32	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	912	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	214	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	38	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	158	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	159	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	329	0.50% fixed
FHLB Daily Rate Credit	8/23/2023	None	40,000	4.57% fixed
FHLB Fixed Rate Credit	1/9/2023	None	50,000	4.15% fixed
FHLB Fixed Rate Credit	2/9/2023	None	50,000	4.35% fixed
FHLB Fixed Rate Credit	2/1/2023	None	80,000	4.25% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	7.12% at 12/31/22 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	6.16% at 12/31/22 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	6.08% at 12/31/22 adjustable rate 3 month LIBOR +2.00%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	6.90% at 12/31/22 adjustable rate 3 month LIBOR + 2.15%
Total borrowings / weighted average rate as of December 31, 2022			290,918	4.82%
Unamortized discount on acquired borrowings			(3,411)
Total borrowings			$287,507

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2021 (dollars are in thousands):

Description – 2021	Due date	Call Feature	2021 Amount	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$79	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	952	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	225	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	44	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	166	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	166	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	342	0.50% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	20,620	2.91% at 12/31/20 adjustable rate 3 month LIBOR +2.70%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	1.61% at 12/31/20 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	2.24% at 12/31/20 adjustable rate 3 month LIBOR + 2.00%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	2.27% at 12/31/21 adjustable rate 3 month LIBOR + 2.15%
Total borrowings / weighted average rate as of December 31, 2021			71,050	2.24%
Unamortized discount on acquired borrowings			(3,664)
Total borrowings			$67,386

All outstanding FHLB borrowings may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company’s qualifying collateral amounts to less than that required under the terms of the FHLB borrowing agreement.
In the above tables, at December 31, 2022 short-term borrowings (original maturity terms of less than 3 months) totaled $220.0 million. There were no short-term borrowings at December 31, 2021.
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
At December 31, 2022, the Company had three sources of readily available borrowing capacity:
• An $847.1 million line of credit with the FHLB that can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio. $221.8 million was outstanding at December 31, 2022 and $2.0 million was outstanding at December 31, 2021;
•A total of $265.0 million federal funds lines of credit with correspondent banks which allow the Company to purchase federal funds on an overnight, unsecured basis. None was outstanding at December 31, 2022 or 2021; and
•An approximately $165.4 million line of credit through the Federal Reserve discount window, and is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate collateral). None was outstanding at December 31, 2022 or 2021.

Note 10. Leases
The Company enters into leases in the normal course of business. As of December 31, 2022, the Company leased 16 branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from July 2023 through May 2076, some of which include options for multiple five- and ten-year extensions. The Company includes lease extension options in the lease term if, after considering relevant economic, market, and strategic factors, it is reasonably certain the Company will exercise the option. The weighted average remaining life of the lease term for these leases was 19.6 years as of December 31, 2022. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's consolidated balance sheets. The short-term lease cost for each period presented was insignificant.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 2.97% as of December 31, 2022.
The right-of-use assets and lease liabilities were $18.7 million and $19.4 million as of December 31, 2022, respectively, and were $20.7 million and $21.2 million as of December 31, 2021, respectively.
Total operating lease expense charged to operations under all operating lease agreements was $2.9 million in 2022, $2.6 million in 2021, and $2.9 million in 2020.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2022 for each of the five calendar years ending December 31, 2027 are as follows:

($ in thousands)
2023	$2,360
2024	2,163
2025	1,706
2026	1,685
2027	1,547
Thereafter	18,441
Total undiscounted lease payments	27,902
Less effect of discounting	(8,511)
Present value of estimated lease payments (lease liability)	$19,391

Note 11. Employee Benefit Plans
401(k) Plan. The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code ("IRC"). New employees who have met the age requirement are automatically enrolled in the plan at a 6% deferral rate. The automatic deferral can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan, not to exceed IRC limits. The Company’s matches 100% of the employee’s contribution up to 6%. The Company’s matching contribution expense was $4.9 million, $4.3 million, and $4.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. Although discretionary contributions by the Company are permitted by the plan, the Company did not make any such contributions in the years presented. The Company’s matching and discretionary contributions are made according to the same investment elections each participant has established for their deferral contributions.
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
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. As discussed below, the contributions are invested to provide for benefits under the Pension Plan. The Company did not make any contributions to the Pension Plan for any of the years presented. The Company also does not expect to contribute to the Pension Plan in 2023.
The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

($ in thousands)	2022	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$41,657	44,750	41,592
Service cost	—	—	—
Interest cost	1,043	981	1,223
Actuarial (gain) loss	(10,286)	(2,041)	3,788
Benefits paid	(1,803)	(2,033)	(1,853)
Accumulated benefit obligation at end of year	30,611	41,657	44,750
Change in plan assets
Plan assets at beginning of year	44,904	48,167	43,824
Actual return on plan assets	(9,446)	(1,230)	6,196
Employer contributions	—	—	—
Benefits paid	(1,803)	(2,033)	(1,853)
Plan assets at end of year	33,655	44,904	48,167

Funded status at end of year	$3,044	3,247	3,417
The amount recognized in the Other Assets in the consolidated balance sheets at December 31, 2022 and 2021 as it relates to the Pension Plan, excluding the related deferred tax assets, was $3.0 million and $3.2 million.
The following table presents information regarding the amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) at December 31, 2022 and 2021, as it relates to the Pension Plan.

($ in thousands)	2022	2021
Net loss	$(1,497)	(1,441)
Prior service cost	—	—
Amount recognized in AOCI before tax effect	(1,497)	(1,441)
Tax benefit	344	331
Net amount recognized as decrease to AOCI	$(1,153)	(1,110)
The following table reconciles the beginning and ending balances of AOCI at December 31, 2022 and 2021, as it relates to the Pension Plan:

($ in thousands)	2022	2021
Accumulated other comprehensive loss at beginning of fiscal year	$(1,110)	(1,364)
Net loss arising during period	(312)	(247)
Amortization of unrecognized actuarial loss	256	577
Tax expense (benefit) of changes during the year, net	13	(76)
Accumulated other comprehensive loss at end of fiscal year	$(1,153)	(1,110)
The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

($ in thousands)	2022	2021
Prepaid pension cost as of beginning of fiscal year	$4,689	5,188
Net periodic pension cost for fiscal year	(147)	(499)
Actual employer contributions	—	—
Prepaid pension asset as of end of fiscal year	$4,542	4,689

Net pension cost for the Pension Plan included the following components for the years ended December 31, 2022, 2021, and 2020:

($ in thousands)	2022	2021	2020
Service cost – benefits earned during the period	$—	—	—
Interest cost on projected benefit obligation	1,043	981	1,223
Expected return on plan assets	(1,152)	(1,059)	(1,300)
Net amortization and deferral	256	577	843
Net periodic pension cost	$147	499	766
The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan for each of the five calendar years ending December 31, 2027 and thereafter, assuming the Pension Plan is operated on an ongoing basis.

($ in thousands)	Estimated benefit payments
2023	$1,932
2024	1,973
2025	2,035
2026	2,069
2027	2,109
2028-2032	10,728
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
In 2018, the Pension Plan adopted a liability-driven investment strategy to help meet these objectives. This strategy employs a structured fixed-income portfolio designed to reduce volatility in the Pension Plan’s future funding requirements and funding status. This is accomplished by using a blend of high quality corporate and government fixed-income securities, with both intermediate and long-term durations. Generally, the value of these fixed income securities is inversely correlated to changes in market interest rates, which substantially offsets changes in the value of the pension benefit obligation caused by changes in the interest rate used to discount plan liabilities.
The fair values of the Company’s pension plan assets at December 31, 2022, by asset category, were as follows:

($ in thousands)	Total Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$194	—	194	—
Fixed income investment funds	33,461	—	33,461	—
Total	$33,655	—	33,655	—

The fair values of the Company’s Pension Plan assets at December 31, 2021, by asset category, were as follows:

($ in thousands)	Total Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$267	—	267	—
Fixed income investment funds	44,637	—	44,637	—
Total	$44,904	—	44,904	—
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2022 and 2021.
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
The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2022	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$4,660	5,982	5,638
Service cost	—	—	—
Interest cost	112	119	158
Actuarial (gain) loss	(1,006)	(1,119)	517
Benefits paid	(245)	(322)	(331)
Accumulated benefit obligation at end of year	3,521	4,660	5,982
Plan assets	—	—	—
Funded status at end of year	$(3,521)	(4,660)	(5,982)
The amount recognized in the Other Liabilities in the consolidated balance sheets at December 31, 2022 and 2021 as it relates to the SERP, excluding the related deferred tax assets, was $3.5 million and $4.7 million.

The following table presents information regarding the amounts recognized in AOCI at December 31, 2022 and 2021, as it relates to the SERP:

($ in thousands)	2022	2021
Net gain	$1,551	1,088
Prior service cost	—	—
Amount recognized in AOCI before tax effect	1,551	1,088
Tax expense	(356)	(250)
Net amount recognized as increase to AOCI	$1,195	838
The following table reconciles the beginning and ending balances of AOCI at December 31, 2022 and 2021, as it relates to the SERP:

($ in thousands)	2022	2021
Accumulated other comprehensive income (loss) at beginning of fiscal year	$838	(35)
Net gain arising during period	1,007	1,119
Prior service cost	—	—
Amortization of unrecognized actuarial (loss) gain	(544)	15
Amortization of prior service cost and transition obligation	—	—
Tax expense related to changes during the year, net	(106)	(261)
Accumulated other comprehensive income at end of fiscal year	$1,195	838
The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2022	2021
Accrued liability as of beginning of fiscal year	$(5,748)	(5,936)
Net periodic pension cost for fiscal year	432	(134)
Benefits paid	245	322
Accrued liability as of end of fiscal year	$(5,071)	(5,748)
Net pension cost for the SERP included the following components for the years ended December 31, 2022, 2021, and 2020:

($ in thousands)	2022	2021	2020
Service cost – benefits earned during the period	$—	—	—
Interest cost on projected benefit obligation	112	119	158
Net amortization and deferral	(544)	15	(157)
Net periodic pension cost	$(432)	134	1
The following table is an estimate of the benefits that will be paid in accordance with the SERP for each of the five calendar years ending December 31, 2027 and thereafter:

($ in thousands)	Estimated benefit payments
2023	$240
2024	237
2025	275
2026	277
2027	295
2028-2032	1,345

Applicable to both Plans
The components of net periodic benefit cost other than the service cost component are included in the line item "Other operating expenses" in the consolidated statements of income.

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	2.62%	2.48%	2.24%	2.04%	3.03%	2.89%
Discount rate used to calculate end of year liability disclosures	4.94%	4.90%	2.62%	2.48%	2.24%	2.04%
Expected long-term rate of return on assets	2.62%	n/a	2.24%	n/a	3.03%	n/a
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

Note 12. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the financial statements. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. Commitments may expire without being used. The following table presents the Company’s outstanding loan commitments at December 31, 2022 and December 31, 2021.

	December 31, 2022			December 31, 2021
($ in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Loan commitments	$681,486	211,071	892,557	389,758	230,521	620,279
Unused lines of credit	273,244	1,194,575	1,467,819	273,693	1,176,803	1,450,496
Total	$954,730	1,405,646	2,360,376	663,451	1,407,324	2,070,775
At December 31, 2022 and 2021, the Company had $20.2 million and $21.3 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a stand-alone obligation made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree.
The Company maintains an ACL for unfunded loan commitments which is included in the balance of other liabilities in the consolidated balance sheets. The ACL for unfunded loan commitments is determined as part of the quarterly ACL analysis.
The Company also periodically invests in limited partnerships and LLCs primarily for the purposes of fulfilling CRA requirements and obtaining tax credits. As of December 31, 2022, the Company had a remaining funding commitments of $28.6 million related to these investments.
See Note 10 with respect to future obligations under operating leases and Note 11 with respect to future benefits that will be paid under the Company's Pension Plan and SERP.
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2022.

Description of Financial Instruments ($ in thousands)	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
US Treasury securities	$168,758	—	168,758	—
Government-sponsored enterprise securities	57,456	—	57,456	—
Mortgage-backed securities	2,045,000	—	2,045,000	—
Corporate bonds	43,279	—	43,279	—
Total available for sale securities	$2,314,493	—	2,314,493	—

Presold mortgages in process of settlement	$1,282	1,282	—	—

Nonrecurring
Individually evaluated loans	$9,590	—	—	9,590
Foreclosed real estate	38	—	—	38
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2021.

Description of Financial Instruments ($ in thousands)	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$69,179	—	69,179	—
Mortgage-backed securities	2,514,805	—	2,514,805	—
Corporate bonds	46,430	—	46,430	—
Total available for sale securities	$2,630,414	—	2,630,414	—

Presold Mortgages in process of settlement	$19,257	19,257	—	—

Nonrecurring
Impaired loans	$11,583	—	—	11,583
Foreclosed real estate	364	—	—	364

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

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$5,680	Appraised value	Discounts applied for estimated costs to sell	10%
Individually evaluated loans - cash-flow dependent	3,909	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	5.5% - 11.1% (6.76%)
Foreclosed real estate	38	Appraised value	Discounts applied for estimated costs to sell	10%
For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans - valued at collateral value	$7,326	Appraised value	Discounts applied for estimated costs to sell	10%
Impaired loans - valued at PV of expected cash flows	4,257	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	4% -11% (6.22%)
Foreclosed real estate	364	Appraised value	Discounts applied for estimated costs to sell	10%
The carrying amounts and estimated fair values of financial instruments not carried at fair value as of December 31, 2022 and 2021 are as follows:

		December 31, 2022		December 31, 2021
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$101,133	101,133	128,228	128,228
Due from banks, interest-bearing	Level 1	169,185	169,185	332,934	332,934
Securities held to maturity	Level 2	541,700	432,528	513,825	511,699
SBA and other loans held for sale	Level 2	—	—	61,003	62,004
Total loans, net of allowance	Level 3	6,574,178	6,240,870	6,002,926	5,990,235
Accrued interest receivable	Level 1	29,710	29,710	25,896	25,896
Bank-owned life insurance	Level 1	164,592	164,592	165,786	165,786
SBA servicing asset	Level 3	4,004	4,721	5,472	5,546

Deposits	Level 2	9,227,529	9,218,945	9,124,629	9,124,701
Borrowings	Level 2	287,507	277,146	67,386	61,295
Accrued interest payable	Level 1	2,738	2,738	607	607
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

Note 14. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $3.0 million, $2.3 million, and $2.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company recognized $0.7 million, $0.5 million, and $0.6 million of income tax benefits related to stock-based compensation expense in its income statement for the years ended December 31, 2022, 2021, and 2020, respectively.
At December 31, 2022, the sole equity-based compensation plan for the Company is the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of December 31, 2022, the Equity Plan had 348,087 shares remaining available for grant.
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
In addition to employee equity awards, the Company's practice is to grant unrestricted common shares to each non-employee director (currently 12 in total) in June of each year. These grants were each valued at approximately $32,000 in 2022. Compensation expense associated with these director awards is recognized on the date of the award since there are no vesting conditions. On June 1, 2022, the Company granted 10,344 shares of common stock to non-employee directors (862 shares per director), at a fair market value of $37.12 per share, which was the closing price of the Company’s common stock on that date, which resulted in $384,000 in expense. On June 1, 2021, the Company granted 7,050 shares of common stock to non-employee directors (705 shares per director), at a fair market value of $45.41 per share, which was the closing price of the Company’s common stock on that date, which resulted in $320,000 in expense. The expense associated with director grants is classified as "other operating expense" in the consolidated statements of income.

The following table presents information regarding the activity during 2020, 2021, and 2022 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Shares	Grant Date Fair Value
Nonvested at January 1, 2020	159,366	$36.79
Granted during the period	68,704	26.96
Vested during the period	(55,965)	33.91

Nonvested at December 31, 2020	172,105	33.80
Granted during the period	104,414	40.56
Vested during the period	(63,369)	39.82
Forfeited or expired during the period	(6,819)	37.32

Nonvested at December 31, 2021	206,331	35.25
Granted during the period	95,960	38.09
Vested during the period	(70,110)	36.69
Forfeited or expired during the period	(9,169)	32.62

Nonvested at December 31, 2022	223,012	36.14
Total unrecognized compensation expense as of December 31, 2022 amounted to $4.7 million with a weighted average remaining term of 2.1 years. The Company expects to record $2.5 million of compensation expense in the next twelve months related to these nonvested awards that are outstanding at December 31, 2022.

Note 15. Shareholders’ Equity
Rabbi Trust Obligations
With the acquisition of Carolina Bank in March 2017, the Company assumed a deferred compensation plan structured as a Rabbi Trust for certain members of Carolina Bank’s board of directors that is fully funded by Company common stock, which was valued at $7.7 million on the date of acquisition. Subsequent to this acquisition, approximately $6.1 million of the deferred compensation has been paid to the plan participants. The balances of the related asset and liability were $1.6 million and $1.8 million at December 31, 2022 and December 31, 2021, respectively, both of which are presented as components of shareholders’ equity.
In the acquisition of Select on October 15, 2021, the Company assumed a deferred compensation plan structured as a Rabbi Trust for certain members of Select’s board of directors that is fully funded by Company common stock, which was valued at $5.1 million on the date of acquisition. This plan was fully liquidated during the fourth quarter of 2021 by distributing the shares to the participants.
Stock Repurchases

During 2022, the Company did not repurchase any shares of the Company's common stock. The $40.0 million repurchase authorization in effect during 2022 expired December 31, 2022 and the Company's Board has not approved any additional repurchase authorizations.

During 2021, the Company repurchased approximately 106,744 shares of the Company’s common stock at an average price of $37.81, which totaled $4.0 million, under a $20 million repurchase authorization publicly announced in November 2020, which expired on December 31, 2021.

Note 16. Earnings Per Share
The following is a reconciliation of the income (numerator) and shares (denominator) used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For Years Ended December 31,
	2022			2021			2020
($ in thousands except per share amounts)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$146,936			$95,644			$81,477
Less: income allocated to participating securities	(779)			(483)			(398)
Basic EPS per common share	$146,157	35,485,620	$4.12	$95,161	29,876,151	$3.19	$81,079	28,839,866	$2.81

Diluted EPS:
Net income	$146,936	35,485,620		$95,644	29,876,151		$81,477	28,839,866
Effect of Dilutive Securities	—	189,110		—	151,634		—	141,701
Diluted EPS per common share	$146,936	35,674,730	$4.12	$95,644	30,027,785	$3.19	$81,477	28,981,567	$2.81
For the years ended December 31, 2022, 2021, and 2019, there were no options that were anti-dilutive.

Note 17. Accumulated Other Comprehensive (Loss) Income
The components of AOCI for the Company are as follows:

($ in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Unrealized (loss) gain on securities available for sale	$(444,063)	(32,067)	20,448
Deferred tax asset (liability)	102,046	7,369	(4,699)
Net unrealized (loss) gain on securities available for sale	(342,017)	(24,698)	15,749

Postretirement plans asset (liability)	54	(353)	(1,817)
Deferred tax (liability) asset	(12)	81	418
Net postretirement plans asset (liability)	42	(272)	(1,399)

Total accumulated other comprehensive (loss) income	$(341,975)	(24,970)	14,350

The following table discloses the changes in AOCI for the years ended December 31, 2022, 2021, and 2020 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans (Liability) Asset	Total
Beginning balance at January 1, 2020	$7,504	(2,381)	5,123

Other comprehensive income before reclassifications	14,425	454	14,879
Amounts reclassified from accumulated other comprehensive income	(6,180)	528	(5,652)
Net current-period other comprehensive income	8,245	982	9,227

Ending balance at December 31, 2020	15,749	(1,399)	14,350

Other comprehensive (loss) income before reclassifications	(41,400)	671	(40,729)
Amounts reclassified from accumulated other comprehensive income	953	456	1,409
Net current-period other comprehensive (loss) income	(40,447)	1,127	(39,320)

Ending balance at at December 31, 2021	(24,698)	(272)	(24,970)

Other comprehensive (loss) income before reclassifications	(317,319)	536	(316,783)
Amounts reclassified from accumulated other comprehensive income	—	(222)	(222)
Net current-period other comprehensive (loss) income	(317,319)	314	(317,005)

Ending balance at December 31, 2022	$(342,017)	42	(341,975)

Amounts reclassified from AOCI for Unrealized Gain (Loss) on Securities AFS represent realized securities gains or losses, net of tax effects. Amounts reclassified from AOCI for Postretirement Plans Asset (Liability) represent amortization of amounts included in , net of taxes, and are recorded in the "Other operating expenses" line item of the consolidated statements of income.
Note 18. Regulatory Restrictions
The Company is regulated by the Federal Reserve and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Reserve and the North Carolina Commissioner of Banks.
The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized”). As of December 31, 2022, approximately $830.8 million of the Company’s investment in the Bank was restricted as to transfer to the Company without obtaining prior regulatory approval.
There was no average reserve balance requirement under the requirements of the Federal Reserve at December 31, 2022.
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
The Company’s and the Bank’s respective regulatory capital ratios as of December 31, 2022 and 2021, along with the minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action in effect at such times are presented below. There are no conditions or events since year-end that management believes have changed the Company’s or the Bank's classification.

	Actual		Fully Phased-In Regulatory Guidelines Minimum		To Be Well Capitalized Under Current Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2022
Common Equity Tier I Capital Ratio
Company	$1,010,369	13.02%	543,403	7.00%	N/A	N/A
Bank	1,077,526	13.88%	543,301	7.00%	504,494	6.50%
Total Capital Ratio
Company	1,171,084	15.09%	815,104	10.50%	N/A	N/A
Bank	1,174,634	15.13%	814,951	10.50%	776,144	10.00%
Tier I Capital Ratio
Company	1,073,958	13.83%	659,846	8.50%	N/A	N/A
Bank	1,077,526	13.88%	659,723	8.50%	620,915	8.00%
Leverage Ratio
Company	1,073,958	10.51%	408,623	4.00%	N/A	N/A
Bank	1,077,526	10.55%	408,569	4.00%	510,712	5.00%

As of December 31, 2021
Common Equity Tier I Capital Ratio
Company	$888,936	12.53%	496,635	7.00%	N/A	N/A
Bank	934,687	13.18%	496,285	7.00%	460,836	6.50%
Total Capital Ratio
Company	1,040,964	14.67%	744,953	10.50%	N/A	N/A
Bank	1,023,354	14.43%	744,427	10.50%	708,979	10.00%
Tier I Capital Ratio
Company	952,272	13.42%	603,057	8.50%	N/A	N/A
Bank	934,687	13.18%	602,632	8.50%	567,183	8.00%
Leverage Ratio
Company	952,272	9.39%	405,790	4.00%	N/A	N/A
Bank	934,687	9.22%	405,652	4.00%	507,065	5.00%

Note 19. Revenue from Contracts with Customers
All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for years ended December 31, 2022, 2021, and 2020. Items outside the scope of ASC 606 are noted as such.

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Noninterest income in-scope of ASC 606:
Service charges on deposit accounts	$15,523	12,317	11,098
Other service charges, commissions, and fees:
Bankcard Interchange income, net	14,996	17,323	13,101
Other service charges and fees	5,683	4,352	3,905
Commissions from sales of insurance and financial products:
Insurance income	—	2,725	5,353
Wealth management income	5,195	4,160	3,495
SBA consulting fees	2,608	7,231	8,644
Noninterest income (in-scope of ASC 606)	44,005	48,108	45,596
Noninterest income (out-of-scope of ASC 606)	23,980	25,503	35,750
Total noninterest income	$67,985	73,611	81,346
A description of the Company’s revenue streams accounted for under ASC 606 is detailed below.
Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Overdraft fees are recognized at the point in time that the overdraft occurs. Maintenance and activity fees include account maintenance fees and transaction-based fees. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfies the performance obligation. Transaction-based fees, which include services such as ATM usage fees, stop payment charges, statement rendering, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Service charges on deposits are withdrawn from the customer’s account balance.
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
Note 20. Supplementary Income Statement Information
Components of other noninterest income or noninterest expense exceeding 1% of total revenue ($4.1 million) for any of the years ended December 31, 2022, 2021, and 2020 are as follows:

($ in thousands)	2022	2021	2020
Noninterest income:
Other service charges, commissions, and fees – interchange fees, net	$14,996	17,323	13,101
Noninterest expense:
Other operating expenses – software costs	6,064	5,315	5,149
Other operating expenses – data processing expense	7,535	5,959	4,743
Other operating expenses – credit card rewards expense	547	3,431	2,391
Note 21. Condensed Parent Company Information
Condensed financial data for the Company (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2022	2021
Assets
Cash on deposit with bank subsidiary	$5,611	18,625
Investment in wholly-owned subsidiaries, at equity	1,100,829	1,279,285
Premises and Equipment	7	7
Other assets	22	5,056
Total assets	$1,106,469	1,302,973

Liabilities and shareholders’ equity
Trust preferred securities	$65,665	65,412
Other liabilities	9,208	6,986
Total liabilities	74,873	72,398
Shareholders’ equity	1,031,596	1,230,575
Total liabilities and shareholders’ equity	$1,106,469	1,302,973

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2022	2021	2020
Dividends from wholly-owned subsidiaries	$17,400	25,300	63,100
Earnings of wholly-owned subsidiaries, net of dividends	133,147	75,697	20,899
Interest expense	(2,672)	(1,455)	(1,743)
All other expense, net	(939)	(3,898)	(779)
Net income	$146,936	95,644	81,477

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2022	2021	2020
Operating Activities:
Net income	$146,936	95,644	81,477
Equity in undistributed earnings of subsidiaries	(133,147)	(75,697)	(20,899)
Decrease in other assets	4,055	3,924	5,806
Increase (decrease) in other liabilities	642	(859)	(3)
Total – operating activities	18,486	23,012	66,381
Investing Activities:
Net cash received in acquisitions	—	7,379	—
Total - investing activities	—	7,379	—
Financing Activities:
Payment of common stock cash dividends	(30,660)	(22,228)	(20,936)
Repurchases of common stock	—	(4,036)	(31,868)
Stock withheld for payment of taxes	(840)	(786)	(307)
Total - financing activities	(31,500)	(27,050)	(53,111)
Net (decrease) increase in cash	(13,014)	3,341	13,270
Cash, beginning of year	18,625	15,284	2,014
Cash, end of year	$5,611	18,625	15,284

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
First Bancorp
Southern Pines, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Bancorp (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2021 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Allowance for Credit Losses
As described in Notes 1 and 4 to the Company's consolidated financial statements, the Company had a gross loan portfolio of approximately $6.7 billion and related allowance for credit losses of approximately $91.0 million as of December 31, 2022. The allowance for credit losses consists of quantitative and qualitative components. The Company considers historical loss experience, current economic and business conditions, as well as reasonable and supportable forecasts to develop the quantitative component. This quantitative component is then adjusted for qualitative risk factors that involve significant estimates and subjective assumptions that require a high degree of management’s judgment.
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
February 28, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
First Bancorp
Southern Pines, North Carolina

Opinion on Internal Control over Financial Reporting
We have audited First Bancorp’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
February 28, 2023

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
Management’s Report On Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the "Framework"). Based on management’s evaluation under the Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2022.
BDO USA, LLP, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2022, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2022, as stated in their reports, which are included in Item 8 hereof.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2022 that were reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference is the information under the captions “Directors, Nominees and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Policies and Practices,” and “Board Committees, Attendance and Compensation” from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A.
Item 11. Executive Compensation
Incorporated herein by reference is the information under the captions “Executive Compensation,” “Board Committees, Attendance and Compensation,” and "Pay Versus Performance" from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A.
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
Additional Information Regarding the Registrant’s Equity Compensation Plans
At December 31, 2022, the Company had one equity-based compensation plan, under which new grants of equity-based awards are possible.
The following table presents information as of December 31, 2022 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity-based compensation plan. At December 31, 2022, the Company had no options, warrants or rights outstanding under any compensation plans.

	As of December 31, 2022
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	$—	348,087
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	348,087
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

2.b
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

10.b
First Bancorp Senior Management Supplemental Executive Retirement Plan effective January 1, 2009 was filed as Exhibit 10.b to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, and is incorporated herein by reference. (*)

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

10.m	The Executive Nonqualified Excess Plan Document was filed as Exhibit 10.q to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and is incorporated herein by reference. (*)

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
The Company’s Annual Incentive Plan for certain employees and executive officers was filed as Exhibit 10.q to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and is incorporated herein by reference. (*)

10.q
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

21	List of Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

__________________

(b)	Exhibits - see (a)(3) above.
(c)	No financial statement schedules are filed herewith.
Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Chief Financial Officer, 300 SW Broad Street, Southern Pines, North Carolina, 28387.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southern Pines, and State of North Carolina, on February 28, 2023.

First Bancorp
By: /s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers
/s/ Richard H. Moore	/s/ Elizabeth B. Bostian	/s/ Blaise B. Buczkowski
Richard H. Moore Chief Executive Officer & Chairman of the Board	Elizabeth B. Bostian Executive Vice President & Chief Financial Officer	Blaise B. Buczkowski Executive Vice President & Chief Accounting Officer
February 28, 2023	February 28, 2023	February 28, 2023

Board of Directors
/s/ James C. Crawford, III		/s/ Richard H. Moore
James C. Crawford, III Lead Independent Director Director		Richard H. Moore Chairman of the Board Director

February 28, 2023		February 28, 2023

/s/ Mary Clara Capel		/s/ Carlie C. McLamb, Jr.
Mary Clara Capel Director		Carlie C. McLamb, Jr. Director
February 28, 2023		February 28, 2023

/s/ Suzanne DeFerie		/s/ Dexter V. Perry
Suzanne DeFerie Director		Dexter V. Perry Director
February 28, 2023		February 28, 2023

/s/ Abby J. Donnelly		/s/ J. Randolph Potter
Abby J. Donnelly Director		J. Randolph Potter Director
February 28, 2023		February 28, 2023

/s/ Mason Y. Garrett		/s/ O. Temple Sloan, III
Mason Y. Garrett Director		O. Temple Sloan, III Director
February 28, 2023		February 28, 2023

/s/ John B. Gould		/s/ Frederick L. Taylor II
John B. Gould Director		Frederick L. Taylor II Director
February 28, 2023		February 28, 2023

/s/ Michael G. Mayer		/s/ Virginia C. Thomasson
Michael G. Mayer Director		Virginia C. Thomasson Director
February 28, 2023		February 28, 2023

/s/ John W. McCauley		/s/ Dennis A. Wicker
John W. McCauley Director		Dennis A. Wicker Director
February 28, 2023		February 28, 2023