Form 10-Q
period 2023-03-31
FIRST BANCORP /NC/
filed 2023-05-09
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on April 28, 2023 was 40,991,540.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index
FORWARD-LOOKING STATEMENTS
Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, geopolitical influences and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2022 Annual Report on Form 10-K and Item 1A of Part II of this report.

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands)	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and due from banks, noninterest-bearing	$102,691	101,133
Due from banks, interest-bearing	610,691	169,185
Total cash and cash equivalents	713,382	270,318

Securities available for sale	2,290,265	2,314,493
Securities held to maturity (fair values of $448,904 and $432,528)	539,795	541,700

Presold mortgages in process of settlement at fair value	2,951	1,282
SBA loans held for sale	2,933	—

Loans	7,798,963	6,665,145
Allowance for credit losses on loans	(106,396)	(90,967)
Net loans	7,692,567	6,574,178

Premises and equipment	152,790	134,187
Operating right-of-use lease assets	18,898	18,733
Accrued interest receivable	31,740	29,710
Goodwill	478,750	364,263
Other intangible assets	39,262	12,675
Foreclosed properties	789	658
Bank-owned life insurance	180,730	164,592
Other assets	218,297	198,260
Total assets	$12,363,149	10,625,049

LIABILITIES
Deposits: Noninterest-bearing deposits	$3,763,637	3,566,003
Interest-bearing deposits	6,608,961	5,661,526
Total deposits	10,372,598	9,227,529
Borrowings	606,481	287,507
Accrued interest payable	6,992	2,738
Operating lease liabilities	19,638	19,391
Other liabilities	57,479	56,288
Total liabilities	11,063,188	9,593,453

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none as of March 31, 2023 and December 31, 2022	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 40,986,990 shares and 35,704,154 shares as of March 31, 2023 and December 31, 2022, respectively	959,422	725,153
Retained earnings	654,573	648,418
Stock in rabbi trust assumed in acquisition	(1,608)	(1,585)
Rabbi trust obligation	1,608	1,585
Accumulated other comprehensive loss	(314,034)	(341,975)
Total shareholders’ equity	1,299,961	1,031,596
Total liabilities and shareholders’ equity	$12,363,149	10,625,049
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended March 31,
($ in thousands, except share data - unaudited)	2023	2022
INTEREST INCOME
Interest and fees on loans	$99,380	64,202
Interest on investment securities:
Taxable interest income	13,416	13,210
Tax-exempt interest income	1,130	1,048
Other, principally overnight investments	3,248	649
Total interest income	117,174	79,109
INTEREST EXPENSE
Interest on deposits	18,918	1,771
Interest on borrowings	5,770	460
Total interest expense	24,688	2,231

Net interest income	92,486	76,878
Provision for credit losses	11,451	3,500
Provision for (reversal of) unfunded commitments	1,051	(1,500)
Total provision for credit losses	12,502	2,000
Net interest income after provision for credit losses	79,984	74,878
NONINTEREST INCOME
Service charges on deposit accounts	3,894	3,541
Other service charges and fees	5,920	7,005
Fees from presold mortgage loans	406	1,121
Commissions from sales of financial products	1,306	945
SBA consulting fees	521	780
SBA loan sale gains	255	3,261
Bank-owned life insurance income	1,046	976
Other gains, net	188	1,622
Total noninterest income	13,536	19,251
NONINTEREST EXPENSES
Salaries expense	29,321	23,454
Employee benefits expense	6,393	5,578
Total personnel expense	35,714	29,032
Occupancy expense	3,688	3,384
Equipment related expenses	1,379	1,304
Merger and acquisition expenses	12,182	3,484
Intangibles amortization expense	2,145	1,017
Foreclosed property net gains	(35)	(80)
Other operating expenses	19,102	13,324
Total noninterest expenses	74,175	51,465

Income before income taxes	19,345	42,664
Income tax expense	4,184	8,695

Net income	$15,161	33,969

Earnings per common share:
Basic	$0.37	0.95
Diluted	0.37	0.95

Dividends declared per common share	$0.22	0.22

Weighted average common shares outstanding:
Basic	40,583,417	35,433,739
Diluted	41,112,692	35,640,978
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
($ in thousands - unaudited)	2023	2022
Net income	$15,161	33,969
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period	35,333	(181,795)
Tax (expense) benefit	(7,425)	41,776
Postretirement Plans:
Amortization of unrecognized net actuarial loss	44	44
Tax benefit	(11)	(10)
Other comprehensive income (loss)	27,941	(139,985)
Comprehensive income (loss)	$43,102	(106,016)
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended March 31, 2022
Balances, January 1, 2022	35,629	$722,671	532,874	(1,803)	1,803	(24,970)	1,230,575
Net income			33,969				33,969
Cash dividends declared ($0.22 per common share)			(7,839)				(7,839)
Change in Rabbi Trust Obligation				(11)	11		—
Stock withheld for payment of taxes	(3)	(117)					(117)
Stock-based compensation	14	887					887
Other comprehensive loss						(139,985)	(139,985)
Balances, March 31, 2022	35,640	$723,441	559,004	(1,814)	1,814	(164,955)	1,117,490

Three Months Ended March 31, 2023
Balances, January 1, 2023	35,704	$725,153	648,418	(1,585)	1,585	(341,975)	1,031,596
Net income			15,161				15,161
Cash dividends declared ($0.22 per common share)			(9,006)				(9,006)
Change in Rabbi Trust Obligation				(23)	23		—
Equity issued pursuant to acquisition	5,033	229,489					229,489
Stock options exercised	170	3,215					3,215
Stock-based compensation	80	1,565					1,565
Other comprehensive income						27,941	27,941
Balances, March 31, 2023	40,987	$959,422	654,573	(1,608)	1,608	(314,034)	1,299,961

See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2023	2022
Cash Flows From Operating Activities
Net income	$15,161	33,969
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses and unfunded commitments, net	12,502	2,000
Net security premium amortization	2,351	3,437
(Decrease) increase in net deferred tax asset	(1,713)	1,160
Loan discount accretion	(3,566)	(1,671)
Other purchase accounting amortization and accretion, net	1,227	(172)
Foreclosed property net gains	(35)	(80)
Other gains, net	(244)	(1,622)
Bank-owned life insurance income	(1,046)	(976)
Decrease in net deferred loan fees	(127)	(776)
Depreciation of premises and equipment	1,923	1,726
Amortization of operating lease right-of-use assets	567	339
Repayments of lease obligations	(485)	(289)
Stock-based compensation expense	1,118	547
Amortization of intangible assets	2,145	1,017
Amortization and impairment of SBA servicing assets	184	626
Fees/gains from sale of presold mortgages and SBA loans	(661)	(4,382)
Origination of presold mortgage loans in process of settlement	(12,528)	(46,488)
Proceeds from sales of presold mortgage loans in process of settlement	11,296	60,860
Origination of SBA loans for sale	(8,933)	(39,807)
Proceeds from sales of SBA and other loans	4,679	88,895
Decrease in accrued interest receivable	3,707	1,168
Decrease in other assets	8,719	3,509
Increase (decrease) in accrued interest payable	3,872	(31)
Decrease in other liabilities	(3,498)	(2,816)
Net cash provided by operating activities	36,615	100,143
Cash Flows From Investing Activities
Purchases of securities available for sale	—	(330,147)
Purchases of securities held to maturity	—	(36,089)
Proceeds from maturities/issuer calls of securities available for sale	58,856	91,421
Proceeds from maturities/issuer calls of securities held to maturity	759	2,684
Proceeds from sales of securities available for sale	111,863	—
Purchases of Federal Reserve and FHLB stock, net	(27,859)	(9,818)
Proceeds from bank owned life insurance death benefits	—	3,595
Net (increase) decrease in loans	(133,712)	29,927
Proceeds from sales of foreclosed properties	192	520
Purchases of premises and equipment	(346)	(1,217)
Proceeds from sales of premises and equipment	15	99
Net cash received in acquisition activities	22,610	—
Net cash provided (used) by investing activities	32,378	(249,025)
Cash Flows From Financing Activities
Net increase in deposits	98,742	260,752
Net increase in short-term borrowings	280,000	—
Payments on long-term borrowings	(34)	(33)
Cash dividends paid – common stock	(7,852)	(7,123)
Proceeds from stock option exercises	3,215	—
Payment of taxes related to stock withheld	—	(117)
Net cash provided by financing activities	374,071	253,479
Increase in cash and cash equivalents	443,064	104,597
Cash and cash equivalents, beginning of period	270,318	461,162
Cash and cash equivalents, end of period	$713,382	565,759
(Continued)

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$19,333	2,422
Cash paid during the period for income taxes	46	—
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	27,908	(140,019)
Non-cash: Foreclosed loans transferred to other real estate	288	119
Non-cash: Accrued dividends at end of period	9,010	7,839
Acquisition of GrandSouth Bancorporation	See Note 2	—

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2023, the consolidated results of operations for the three months ended March 31, 2023 and 2022, and the consolidated cash flows for the three months ended March 31, 2023 and 2022. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for interim period are not necessarily indicative of the results that may be expected for the full year.
Reference is made to Note 1 of the 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements.
The Company has evaluated all subsequent events through the date the financial statements were issued.
Accounting Standards Adopted in 2023
ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments contained in this Accounting Standards Update ("ASU") eliminate the accounting guidance for troubled debt restructurings ("TDR") by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This ASU also requires entities to disclose current period gross write-offs by year of origination for financing receivables. The Company adopted ASU 2022-02 effective January 1, 2023 using a modified retrospective transition approach for the amendments related to the recognition and measurement of TDRs. The impact of the adoption resulted in an immaterial change to the allowance for credit losses ("ACL"), thus no adjustment to retained earnings was recorded. Disclosures have been updated to reflect information on loan modifications given to borrowers experiencing financial difficulty as presented in Note 4. TDR disclosures are presented for comparative periods only and are not required to be updated in current periods. Additionally, the current year vintage disclosure included in Note 4 has been updated to reflect gross charge-offs by year of origination for the three months ended March 31, 2023.
ASU 2022-03, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." This ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and, therefore, is not considered in measuring fair value. The Company adopted ASU 2022-03 January 1, 2023 with no material impact on its financial statements.
ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." In 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The objective of the guidance in Topic 848 was to provide relief during the temporary transition period and the FASB included a sunset provision based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. The United Kingdom Financial Conduct Authority has announced that the intended LIBOR cessation date has been extended from December 31, 2021 to June 30, 2023. As such, ASU 2022-06 defers the sunset date previously set to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848; moreover, it applies to all entities, subject to

Index
meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2022-06 was adopted upon issuance. The Company will continue to elect various optional expedients for contract modifications affected by rate reference reform through the effective date of this guidance with no material effect on its financial statements.
Accounting Standards Pending Adoption
ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2023-02 is not expected to have a significant impact on the Company's consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Note 2 – Acquisitions
On January 1, 2023, the Company completed its acquisition of GrandSouth Bancorporation ("GrandSouth"), in an all-stock transaction pursuant to the Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated June 21, 2022, between the Company and GrandSouth. At the closing of the transaction, GrandSouth merged into the Company. Following the merger of the Company and GrandSouth, GrandSouth Bank, a wholly-owned subsidiary of GrandSouth, merged into the Bank with the Bank being the surviving entity. The results of GrandSouth are included beginning on the January 1, 2023 acquisition date.

Pursuant to the Merger Agreement, each share of common and preferred stock of GrandSouth issued and outstanding immediately prior to the effective time of the acquisition was converted into 0.91 shares of the Company's common stock. As a result, the Company issued 5,032,834 shares of the Company common stock effective January 1, 2023. In addition, GrandSouth common stock options outstanding at the merger effective time were converted to options to acquire 0.91 shares of the Company's common stock resulting in 542,345 options with an average exercise price of approximately $20.14. The total consideration transferred at the close of the transaction was $229.5 million which was determined based on the number of shares issued and the closing market price of the Company's stock immediately prior to the merger effective time of $42.84. In addition to the stock issued, the fair value of the converted stock options calculated in accordance with FASB Accounting Standards Codification ("ASC") 805-30-55 was included in the total consideration of the transaction.

As a result of the merger, eight branches in South Carolina were added to the Company's branch network. The acquisition accomplished the Company's strategic initiative to expand its presence in South Carolina, specifically in the the high-growth markets of the state including Greenville, Charleston and Columbia. Significant synergies are anticipated to be gained from the acquisition, with asset growth and revenue enhancement opportunities from the new markets and expanded customer base. Accordingly, the Company recognized goodwill in the transaction related primarily to the reasons noted, as well as the positive earnings of GrandSouth.
This transaction was accounted for using the acquisition method of accounting for business combinations, and accordingly, the assets acquired, intangible assets identified, and liabilities assumed of GrandSouth were recorded based on estimates of fair values as of January 1, 2023. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. Estimated fair values were based on management’s best estimates, using the information available at the date of acquisition, including the use of third-party valuation specialists. As of March 31, 2023, management has finalized the valuations of all acquired assets and liabilities assumed in the GrandSouth acquisition.
The following table summarizes the estimated fair value of acquired assets, identified intangible assets, and liabilities assumed as of January 1, 2023. Following the table is a discussion of valuation approaches utilized in estimating the fair values in accordance with ASC 805-10, "Business Combinations." The $114.5 million in goodwill that resulted from this transaction is non-deductible for tax purposes.

Index

($ in thousands)	Fair Value Estimate
Assets acquired:
Cash and cash equivalents	$22,610
Securities available for sale	112,363
Loans, gross	996,833
Allowance for loan losses	(5,610)
Premises and equipment	20,268
Core deposit intangible	28,840
Operating right-of-use lease assets	732
Other assets	27,163
Total	1,203,199
Liabilities assumed:
Deposits	1,045,308
Borrowings	38,800
Other liabilities	4,089
Total	1,088,197
Net identifiable assets acquired	115,002
Less: Total consideration	229,489
Goodwill recorded related to acquisition of GrandSouth	$114,487

The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed included in the table above.

Cash and cash equivalents: This consists primarily of cash and due from banks, and interest-bearing deposits with banks. The carrying amount of these assets was a reasonable estimate of fair value based on the short-term nature of these assets.

Securities available for sale: Fair value of securities was measured based on quoted market prices, where available. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued. Substantially all of the securities acquired from GrandSouth were liquidated at their recorded fair value upon close of the transaction or shortly thereafter. There was no gain or loss recorded on the sale of acquired securities.

Loans: Fair value of loans acquired was based on a discounted cash flow methodology that considered factors including loan type and related collateral, classification status, remaining term of the loan, fixed or variable interest rate, amortization status, and current discount rates. Expected cash flows were derived using inputs consistent with management's assessment of credit risk for allowance measurement, including estimated future credit losses and estimated prepayments. A total fair value mark of $29.5 million was recorded. Purchased loans with financial deterioration ("PCD loans") were determined based primarily on internal grades, delinquency status, and other evidence of credit deterioration. The Company calculated the "Day 1" allowance of $5.6 million on PCD loans in accordance with the current expected credit loss model ("CECL") and reclassified that amount from the fair value mark to establish the initial ACL on PCD loans. The following table presents additional information related to the acquired loan portfolio at the acquisition date:

Index

($ in thousands)	January 1, 2023
PCD Loans:
Par value	$152,487
Allowance for credit losses	(5,610)
Non-credit discount	(1,370)
Purchase price	145,507
Non-PCD Loans:
Fair Value	845,716
Gross contractual amounts receivable	865,132
Estimate of contractual cash flows not expected to be collected	22,542

Premises: Land and buildings held for use were valued at appraised values, which reflected considerations of recent disposition values for similar property types with adjustments for characteristics of individual properties.

Intangible assets: Core deposit intangible ("CDI") asset represents the value of the relationships with deposit customers. The fair value for the core deposit intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of deposit base, net maintenance cost attributable to customer deposits and an estimate of the cost associated with alternative funding sources. The discount rates used for CDI assets are based on market rates. The CDI is being amortized over 10 years utilizing the sum of the months digits accelerated method, which results in a weighted-average amortization period of approximately 41 months.

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

Supplemental Pro Forma Financial Information

The following table presents certain pro forma information as if GrandSouth had been acquired on January 1, 2022. These results combine the historical results of GrandSouth with the Company’s results and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2022.

Merger-related costs related to this acquisition of $12.2 million were recorded by the Company during 2023 and were excluded from the pro forma information below. In addition, no adjustments have been made to such pro forma information to eliminate the provision for loan losses recorded by GrandSouth in the amount of $0.3 million for the three months ended March 31, 2022.

Pro forma information for the three months ended March 31, 2023 was adjusted to eliminate the following: 1) the non-PCD provision for loan losses recorded on the acquisition date of $12.2 million and 2) the initial recording of a provision for credit losses associated with GrandSouth’s unfunded commitments of $1.9 million. If the GrandSouth acquisition had occurred at the beginning of 2022, the acquisition date credit loss reserve amounts would have been included in the fair value measurements of GrandSouth and also included in the goodwill calculation.

The following table also discloses the impact of the acquisition of GrandSouth from the acquisition date of January 1, 2023 through March 31, 2023. These amounts are included in the Company’s consolidated financial statements as of and for the three months ended March 31, 2023. Merger-related costs have been excluded from these

Index
amounts and the provisions for credit loss amounts associated with non-PCD loans and unfunded commitments that were discussed above have also been excluded.

($ in thousands)	Revenue	Net Income
Three Months Ended March 31, 2023
Actual GrandSouth results included in statement of income since acquisition date	$15,540	$5,819
Three Months Ended March 31, 2022
Supplemental consolidated pro forma for the Company as if GrandSouth had been acquired on January 1, 2022	110,424	37,467

Note 3 – Securities

The book values and approximate fair values of investment securities at March 31, 2023 and December 31, 2022 are summarized as follows:

($ in thousands)	March 31, 2023				December 31, 2022
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
U.S. Treasuries	$174,510	170,109	—	(4,401)	174,420	168,758	—	(5,662)
Government-sponsored enterprise securities	71,959	59,304	—	(12,655)	71,957	57,456	—	(14,501)
Mortgage-backed securities	2,432,854	2,042,379	3	(390,478)	2,467,839	2,045,000	4	(422,843)
Corporate bonds	19,673	18,473	—	(1,200)	44,340	43,279	—	(1,061)
Total available for sale	$2,698,996	2,290,265	3	(408,734)	2,758,556	2,314,493	4	(444,067)

Securities held to maturity:
Mortgage-backed securities	$14,360	13,539	—	(821)	15,150	14,221	—	(929)
State and local governments	525,435	435,365	53	(90,123)	526,550	418,307	7	(108,250)
Total held to maturity	$539,795	448,904	53	(90,944)	541,700	432,528	7	(109,179)

All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSE"), except for private mortgage-backed securities with a fair value of $0.8 million and $0.8 million as of March 31, 2023 and December 31, 2022, respectively.

The following table presents information regarding all securities with unrealized losses at March 31, 2023:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$—	—	170,109	4,401	170,109	4,401
Government-sponsored enterprise securities	—	—	59,304	12,655	59,304	12,655
Mortgage-backed securities	41,339	1,429	2,013,372	389,870	2,054,711	391,299
Corporate bonds	2,816	107	13,908	1,093	16,724	1,200
State and local governments	1,122	3	429,001	90,120	430,123	90,123
Total unrealized loss position	$45,277	1,539	2,685,694	498,139	2,730,971	499,678

Index
The following table presents information regarding all securities with unrealized losses at December 31, 2022:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$168,758	5,662	—	—	168,758	5,662
Government-sponsored enterprise securities	—	—	57,456	14,501	57,456	14,501
Mortgage-backed securities	221,006	18,215	1,835,958	405,557	2,056,964	423,772
Corporate bonds	40,644	947	886	114	41,530	1,061
State and local governments	48,385	8,323	368,897	99,927	417,282	108,250
Total unrealized loss position	$478,793	33,147	2,263,197	520,099	2,741,990	553,246
As of March 31, 2023, the Company's securities portfolio held 657 securities of which 635 securities were in an unrealized loss position. As of December 31, 2022, the Company's securities portfolio held 666 securities of which 644 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at March 31, 2023 and December 31, 2022 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from one state or local government entity. Nearly all of our mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or the Small Business Administration ("SBA"), each of which is a government agency or GSE and guarantees the repayment of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At March 31, 2023 and December 31, 2022, the Company determined that expected credit losses associated with held to maturity debt securities were insignificant.
The book values and approximate fair values of investment securities at March 31, 2023, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	—	—	—
Due after one year but within five years	177,020	172,525	997	894
Due after five years but within ten years	88,122	74,362	73,454	62,882
Due after ten years	1,000	999	450,984	371,589
Mortgage-backed securities	2,432,854	2,042,379	14,360	13,539
Total securities	$2,698,996	2,290,265	539,795	448,904
At March 31, 2023 and December 31, 2022, investment securities with carrying values of $826.9 million and $758.0 million, respectively, were pledged as collateral for public deposits.
At March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
During the three months ended March 31, 2023, the Company sold substantially all of the securities acquired from GrandSouth at their initially recorded fair value. Accordingly, there was no gain or loss recorded on the sale of acquired securities. There were no sales of investment securities during the three months ended March 31, 2022.

Index
Included in “Other assets” in the Consolidated Balance Sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“Federal Reserve”) stock totaling $67.4 million and $39.6 million at March 31, 2023 and December 31, 2022, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost and fair value of $27.4 million and $14.7 million at March 31, 2023 and December 31, 2022, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost and fair value of $40.0 million and $24.9 million at March 31, 2023 and December 31, 2022, respectively, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at March 31, 2023 was approximately 1.60, which means the Company would have received approximately 19,758 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon their conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.
Note 4 – Loans, Allowance for Credit Losses, and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2023		December 31, 2022
	Amount	Percentage	Amount	Percentage
All loans:
Commercial, financial, and agricultural	$885,032	11%	$641,941	9%
Real estate – construction, land development & other land loans	1,092,026	14%	934,176	14%
Real estate mortgage – residential (1-4 family) first mortgages	1,386,580	18%	1,195,785	18%
Real estate mortgage – home equity loans / lines of credit	342,287	4%	323,726	5%
Real estate mortgage – commercial and other	4,026,258	52%	3,510,261	53%
Consumer loans	68,056	1%	60,659	1%
Subtotal	7,800,239	100%	6,666,548	100%
Unamortized net deferred loan fees	(1,276)		(1,403)
Total loans	$7,798,963		$6,665,145

Also included in the table above are various SBA loans, generally originated under the SBA 7A program, with additional information on these loans presented in the table below.

($ in thousands)	March 31, 2023	December 31, 2022
Guaranteed portions of SBA loans included in table above	$36,035	31,893
Unguaranteed portions of SBA loans included in table above	115,413	116,910
Total SBA loans included in the table above	$151,448	148,803

Sold portions of SBA loans with servicing retained - not included in tables above	$380,634	392,370

At March 31, 2023 and December 31, 2022, there was a remaining unaccreted discount on the retained portion of sold SBA loans amounting to $4.0 million and $4.3 milion, respectively.

At March 31, 2023 and December 31, 2022, loans in the amount of $6.0 billion and $5.3 billion, respectively, were pledged as collateral for certain borrowings.

Index
At both March 31, 2023 and December 31, 2022, total loans included loans to executive officers and directors of the Company, and their associates, totaling approximately $6.0 million. There were four new loans and advances on existing loans totaling approximately $0.1 million for the three months ended March 31, 2023 and repayments amounted to $0.2 million for that period. Available credit on related party loans totaled $1.1 million and $1.2 million, respectively, at March 31, 2023 and December 31, 2022. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.
As of March 31, 2023 and December 31, 2022, unamortized discounts on all acquired loans totaled $32.4 million and $11.6 million, respectively. Loan discounts are generally amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
Nonperforming assets are defined as nonaccrual loans, modifications to borrowers in financial distress, loans past due 90 or more days and still accruing interest, foreclosed real estate, and prior to the adoption of ASU 2022-02 on January 1, 2023, TDRs.
Nonperforming assets are summarized as follows.

($ in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans	$28,059	28,514
Modifications to borrowers in financial distress	2,224	—
TDRs - accruing	—	9,121
Total nonperforming loans	30,283	37,635
Foreclosed real estate	789	658
Total nonperforming assets	$31,072	38,293
At March 31, 2023 and December 31, 2022, the Company had $1.5 million and $0.8 million, respectively, in residential mortgage loans in the process of foreclosure.
At both March 31, 2023 and December 31, 2022, there was one loan with an immaterial commitment to lend additional funds to borrowers whose loans were nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories as of March 31, 2023:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial, financial, and agricultural	$36	10,752	10,788
Real estate – construction, land development & other land loans	—	123	123
Real estate mortgage – residential (1-4 family) first mortgages	—	3,026	3,026
Real estate mortgage – home equity loans / lines of credit	—	1,781	1,781
Real estate mortgage – commercial and other	4,059	8,096	12,155
Consumer loans	—	186	186
Total	$4,095	23,964	28,059

The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2022:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial, financial, and agricultural	$3,855	6,374	10,229
Real estate – construction, land development & other land loans	—	1,009	1,009
Real estate mortgage – residential (1-4 family) first mortgages	157	3,132	3,289
Real estate mortgage – home equity loans / lines of credit	—	1,397	1,397
Real estate mortgage – commercial and other	5,010	7,495	12,505
Consumer loans	—	85	85
Total	$9,022	19,492	28,514

Index
There was no interest income recognized during the periods presented on nonaccrual loans. The Company follows its nonaccrual policy of reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during each period indicated:

($ in thousands)	Three Months Ended March 31, 2023	For the Year Ended December 31, 2022	Three Months Ended March 31, 2022
Commercial, financial, and agricultural	$123	102	8
Real estate – construction, land development & other land loans	—	16	12
Real estate mortgage – residential (1-4 family) first mortgages	8	45	10
Real estate mortgage – home equity loans / lines of credit	9	20	2
Real estate mortgage – commercial and other	16	139	100
Consumer loans	—	2	—
Total	$156	324	132

The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2023:

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$1,329	392	—	10,788	872,523	885,032
Real estate – construction, land development & other land loans	233	52	—	123	1,091,618	1,092,026
Real estate mortgage – residential (1-4 family) first mortgages	8,806	95	—	3,026	1,374,653	1,386,580
Real estate mortgage – home equity loans / lines of credit	807	139	—	1,781	339,560	342,287
Real estate mortgage – commercial and other	1,896	725	—	12,155	4,011,482	4,026,258
Consumer loans	252	65	—	186	67,553	68,056
Total	$13,323	1,468	—	28,059	7,757,389	7,800,239
Unamortized net deferred loan fees						(1,276)
Total loans						7,798,963

Index
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2022:

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial, financial, and agricultural	$438	565	—	10,229	630,709	641,941
Real estate – construction, land development & other land loans	238	1,687	—	1,009	931,242	934,176
Real estate mortgage – residential (1-4 family) first mortgages	3,415	25	—	3,289	1,189,056	1,195,785
Real estate mortgage – home equity loans / lines of credit	457	371	—	1,397	321,501	323,726
Real estate mortgage – commercial and other	620	97	—	12,505	3,497,039	3,510,261
Consumer loans	249	66	—	85	60,259	60,659
Total	$5,417	2,811	—	28,514	6,629,806	6,666,548
Unamortized net deferred loan fees						(1,403)
Total loans						$6,665,145
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans on nonaccrual with a net book balance of $500,000 or greater for designation as collateral dependent loans, as well as certain other loans that may still be accruing interest and/or are less than $500,000 in size that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the ACL.
The following table presents an analysis of collateral dependent loans of the Company as of March 31, 2023:

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial, financial, and agricultural	$—	3,085	—	—	3,085
Real estate mortgage – commercial and other	—	—	—	4,718	4,718
Total	$—	3,085	—	4,718	7,803

The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2022:

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial, financial, and agricultural	$—	6,394	—	—	6,394
Real estate mortgage – residential (1-4 family) first mortgages	157	—	—	—	157
Real estate mortgage – commercial and other	—	—	—	6,723	6,723
Total	$157	6,394	—	6,723	13,274

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

Index
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

The following tables presents the activity in the ACL on loans for each of the periods indicated. Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2023, adjustments for acquired loan portfolios. Much of the change to the level of ACL during the three months ended March 31, 2023 is attributed to the acquisition of GrandSouth. In addition to the "Day 1" allowance recorded for PCD loans of $5.6 million, the Company recorded a "Day 2" initial provision of $12.2 million related to the non-PCD loans in the GrandSouth portfolio. The balance of the change was a result of updated economic forecast inputs to our CECL model driving lower loss rate assumptions, primarily due to slightly improved unemployment and GDP forecasts.

($ in thousands)	Commercial, financial, and agricultural	Real estate – construction, land development & other land loans	Real estate mortgage – residential (1-4 family) first mortgages	Real estate mortgage – home equity loans / lines of credit	Real estate mortgage – commercial and other	Consumer loans	Total
As of and for the three months ended March 31, 2023
Beginning balance	$17,718	15,128	11,354	3,158	40,709	2,900	90,967
"Day 1" ACL for acquired PCD loans	5,197	49	113	8	242	1	5,610
Charge-offs	(2,177)	—	—	(2)	(235)	(207)	(2,621)
Recoveries	274	65	146	34	434	36	989
Provisions / (Reversals)	2,061	3,744	672	283	4,126	565	11,451
Ending balance	$23,073	18,986	12,285	3,481	45,276	3,295	106,396

($ in thousands)	Commercial, financial, and agricultural	Real estate – construction, land development & other land loans	Real estate mortgage – residential (1-4 family) first mortgages	Real estate mortgage – home equity loans / lines of credit	Real estate mortgage – commercial and other	Consumer loans	Total
As of and for the year ended December 31, 2022
Beginning balance	$16,249	16,519	8,686	4,337	30,342	2,656	78,789
Charge-offs	(2,519)	—	—	(43)	(1,063)	(840)	(4,465)
Recoveries	756	480	17	600	1,983	207	4,043
Provisions/(Reversals)	3,232	(1,871)	2,651	(1,736)	9,447	877	12,600
Ending balance	$17,718	15,128	11,354	3,158	40,709	2,900	90,967

($ in thousands)	Commercial, financial, and agricultural	Real estate – construction, land development & other land loans	Real estate mortgage – residential (1-4 family) first mortgages	Real estate mortgage – home equity loans / lines of credit	Real estate mortgage – commercial and other	Consumer loans	Total
As of and for the three months ended March 31, 2022
Beginning balance	$16,249	16,519	8,686	4,337	30,342	2,656	78,789
Charge-offs	(790)	—	—	(41)	(45)	(167)	(1,043)
Recoveries	247	137	4	233	155	47	823
Provisions/(Reversals)	307	(599)	(531)	(2,455)	6,875	(97)	3,500
Ending balance	$16,013	16,057	8,159	2,074	37,327	2,439	82,069

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

Index

	Term Loans by Year of Origination
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
As of March 31, 2023
Commercial, financial, and agricultural
Pass	$30,973	191,669	133,914	90,094	54,372	72,590	295,435	869,047
Special Mention	362	233	367	529	1,164	914	109	3,678
Classified	—	1,020	1,990	1,651	1,618	5,346	682	12,307
Total commercial, financial, and agricultural	31,335	192,922	136,271	92,274	57,154	78,850	296,226	885,032
Gross charge-offs, YTD	—	129	691	21	299	651	386	2,177
Real estate – construction, land development & other land loans
Pass	170,337	570,389	221,325	46,235	15,108	10,720	51,065	1,085,179
Special Mention	389	5,220	—	1	—	102	12	5,724
Classified	530	272	86	32	19	160	24	1,123
Total real estate – construction, land development & other land loans	171,256	575,881	221,411	46,268	15,127	10,982	51,101	1,092,026
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Real estate mortgage – residential (1-4 family) first mortgages
Pass	70,953	376,734	317,648	205,073	102,510	297,101	1,770	1,371,789
Special Mention	—	748	203	106	647	2,110	19	3,833
Classified	—	538	130	397	403	8,801	689	10,958
Total real estate mortgage – residential (1-4 family) first mortgages	70,953	378,020	317,981	205,576	103,560	308,012	2,478	1,386,580
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Real estate mortgage – home equity loans / lines of credit
Pass	624	5,439	1,732	1,338	219	1,883	322,004	333,239
Special Mention	—	173	119	—	—	17	123	432
Classified	13	91	153	93	92	276	7,898	8,616
Total real estate mortgage – home equity loans / lines of credit	637	5,703	2,004	1,431	311	2,176	330,025	342,287
Gross charge-offs, YTD	—	—	—	—	—	—	2	2
Real estate mortgage – commercial and other
Pass	156,862	1,245,323	1,311,892	617,132	280,085	306,906	59,260	3,977,460
Special Mention	243	1,617	1,016	8,473	7,327	11,948	652	31,276
Classified	189	3,983	541	255	3,896	8,297	361	17,522
Total real estate mortgage – commercial and other	157,294	1,250,923	1,313,449	625,860	291,308	327,151	60,273	4,026,258
Gross charge-offs, YTD	—	—	235	—	—	—	—	235
Consumer loans
Pass	4,750	18,431	8,093	3,646	1,036	1,026	30,541	67,523
Special Mention	—	—	—	—	—	—	—	—
Classified	235	173	35	—	6	15	69	533
Total consumer loans	4,985	18,604	8,128	3,646	1,042	1,041	30,610	68,056
Gross charge-offs, YTD	—	—	11	3	—	—	193	207
Total loans	$436,460	2,422,053	1,999,244	975,055	468,502	728,212	770,713	7,800,239
Unamortized net deferred loan fees								(1,276)
Total loans, net of deferred loan fees								7,798,963
Total gross charge-offs, year to date	$—	129	937	24	299	651	581	2,621

Index

	Term Loans by Year of Origination
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
As of December 31, 2022
Commercial, financial, and agricultural
Pass	$185,167	107,747	85,110	51,274	590	76,588	120,590	627,066
Special Mention	342	166	648	1,312	—	990	332	3,790
Classified	734	1,909	808	1,384	—	5,762	488	11,085
Total commercial, financial, and agricultural	186,243	109,822	86,566	53,970	590	83,340	121,410	641,941
Real estate – construction, land development & other land loans
Pass	550,752	267,096	42,421	30,973	—	12,722	19,519	923,483
Special Mention	5,128	5	3,679	—	—	100	13	8,925
Classified	656	107	38	899	—	44	24	1,768
Total real estate – construction, land development & other land loans	556,536	267,208	46,138	31,872	—	12,866	19,556	934,176
Real estate mortgage – residential (1-4 family) first mortgages
Pass	317,282	274,756	186,102	98,559	185	301,885	1,379	1,180,148
Special Mention	1,189	127	110	470	—	2,416	—	4,312
Classified	763	251	221	359	—	9,072	659	11,325
Total real estate – mortgage – residential (1-4 family) first mortgages	319,234	275,134	186,433	99,388	185	313,373	2,038	1,195,785
Real estate mortgage – home equity loans / lines of credit
Pass	869	1,091	349	237	—	2,020	309,786	314,352
Special Mention	175	—	—	—	—	18	1,072	1,265
Classified	106	156	94	87	—	213	7,453	8,109
Total real estate – mortgage – home equity loans / lines of credit	1,150	1,247	443	324	—	2,251	318,311	323,726
Real estate mortgage – commercial and other
Pass	1,096,643	1,186,678	569,624	247,448	179	324,361	48,882	3,473,815
Special Mention	1,715	1,114	4,436	8,289	—	4,457	665	20,676
Classified	3,480	1,265	84	2,456	—	8,118	367	15,770
Total real estate mortgage – commercial and other	1,101,838	1,189,057	574,144	258,193	179	336,936	49,914	3,510,261
Consumer loans
Pass	35,406	7,946	3,610	1,056	3	1,250	10,953	60,224
Special Mention	—	—	—	—	—	—	—	—
Classified	320	31	3	1	—	25	55	435
Total consumer loans	35,726	7,977	3,613	1,057	3	1,275	11,008	60,659
Total loans	$2,200,727	1,850,445	897,337	444,804	957	750,041	522,237	6,666,548
Unamortized net deferred loan fees								(1,403)
Total loans, net of deferred loan fees								6,665,145

Index
Loan Modifications to Borrowers Experiencing Financial Difficulty
Effective January 1, 2023, we adopted ASU 2022-02 which eliminated the accounting guidance for TDRs and requires disclosures for certain loan modifications when a borrower is experiencing financial difficulty.
Occasionally, the Company modifies loans to borrowers in financial distress as a part of our loss mitigation activities. Various types of modification may be offered including principal forgiveness, term extension, payment delays, or interest rate reductions. In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession may be granted. For loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period.

The followings tables present the amortized cost basis at March 31, 2023 of the loans modified for borrowers experiencing financial difficulty, by loan category and type of concession granted. Percentages labeled as "NM" are not measurable to the class of financing receivable, as they are less than 0.1% of the total class.

	Payment Delay
($ in thousands)	Amortized Cost Basis at 3/31/2023	Percent of Total Class of Financing Receivable
Commercial, financial, and agricultural	$156	NM
	$156

	Term Extension
($ in thousands)	Amortized Cost Basis at 3/31/2023	Percent of Total Class of Financing Receivable
Commercial, financial, and agricultural	$1,442	0.2%
Real estate – construction, land development & other land loans	130	NM
Real estate mortgage – residential (1-4 family) first mortgages	48	NM
Real estate mortgage – home equity loans / lines of credit	103	NM
Real estate mortgage – commercial and other	104	NM
Consumer loans	228	0.3%
	$2,055

	Combination - Interest Rate Reduction and Term Extension
($ in thousands)	Amortized Cost Basis at 3/31/2023	Percent of Total Class of Financing Receivable
Real estate – construction, land development & other land loans	$14	NM
	$14
For the three months ended March 31, 2023, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.

Index
The following tables describes the financial effect for the three months ended March 31, 2023 of the modifications made for borrowers experiencing financial difficulty:

Payment Delay
Loan Type	Financial Effect
Commercial, financial, and agricultural	Delayed payment for 4 months.

Term Extension
Loan Type	Financial Effect
Commercial, financial, and agricultural	Added a weighted average 6 months to the life of loans, which reduced monthly payment amounts to borrowers.
Real estate – construction, land development & other land loans	Added a weighted average 11 months to the life of loans, which reduced monthly payment amounts to borrowers.
Real estate mortgage – residential (1-4 family) first mortgages	Added a weighted average 14 months to the life of loans, which reduced monthly payment amounts to borrowers.
Real estate mortgage – home equity loans / lines of credit	Added a weighted average 46 months to the life of loans, which reduced monthly payment amounts to borrowers.
Real estate mortgage – commercial and other	Added a weighted average 12 months to the life of loans, which reduced monthly payment amounts to borrowers.
Consumer loans	Added a weighted average 3 months to the life of loans, which reduced monthly payment amounts to borrowers.

Interest Rate Reduction
Loan Type	Financial Effect
Real estate – construction, land development & other land loans	Reduced weighted average contractual interest rate from 7.0% to 5.5%
The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial, financial, and agricultural	$1,363	156	79	—
Real estate – construction, land development & other land loans	144	—	—	—
Real estate mortgage – residential (1-4 family) first mortgages	48	—	—	—
Real estate mortgage – home equity loans / lines of credit	103	—	—	—
Real estate mortgage – commercial and other	104	—	—	—
Consumer loans	228	—	—	—
	$1,990	156	79	—
None of the modifications made for borrowers experiencing financial difficulty during the three months ended March 31, 2023 are considered to have had a payment default.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.
TDR Disclosures Prior to the Adoption of ASU 2022-02
The restructuring of a loan was considered a TDR if both (i) the borrower was experiencing financial difficulties and (ii) the creditor had granted a concession. Concessions may have included interest rate reductions or below market interest rates, principal forgiveness, extension of terms and other actions intended to minimize potential losses.
The vast majority of the Company’s TDRs modified during the period ended March 31, 2022 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.

Index
The Company’s TDRs could be classified as either nonaccrual or accruing based on the loan’s payment status. The TDRs that were nonaccrual were reported within the nonaccrual loan totals presented previously.
The following table presents information related to loans modified in a TDR during the three months ended March 31, 2022.

	For the three months ended March 31, 2022
($ in thousands)	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
TDRs - Accruing
Real estate mortgage – residential (1-4 family) first mortgages	1	$36	36
TDRs - Nonaccrual
Commercial, financial, and agricultural	1	41	41
Real estate mortgage – residential (1-4 family) first mortgages	1	36	36
Real estate mortgage – commercial and other	1	540	540
Total TDRs arising during period	4	$653	653
The Company considered a TDR loan to have defaulted when it became 90 or more days delinquent under the modified terms, had been transferred to nonaccrual status, or had been transferred to foreclosed real estate. There were no accruing TDRs that were modified in the previous twelve months and that defaulted during the three months ended March 31, 2022.
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
Allowance for Credit Losses - Unfunded Loan Commitments
In addition to the ACL on loans, the Company maintains an ACL for lending-related commitments such as unfunded loan commitments and letters of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for unfunded commitments expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL on loans. The ACL for unfunded loan commitments of $14.4 million and $13.3 million at March 31, 2023 and December 31, 2022, respectively, is separately classified on the Consolidated Balance Sheets within "Other liabilities."
The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2023 and 2022 and for the twelve months ended December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Beginning balance	$13,306	13,506	13,506
"Day 2" provision for credit losses on unfunded commitments acquired from GrandSouth	1,921	—	—
Charge-offs	—	—	—
Recoveries	—	—	—
Reversal of provision for unfunded commitments	(870)	(200)	(1,500)
Ending balance	$14,357	13,306	12,006

Index
Allowance for Credit Losses - Securities Held to Maturity
The ACL for securities held to maturity was insignificant at March 31, 2023 and December 31, 2022.
Note 5 – Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2023 and December 31, 2022, and the carrying amount of unamortized intangible assets as of those same dates.

	March 31, 2023		December 31, 2022
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$2,700	1,927	2,700	1,847
Core deposit intangibles	57,890	23,334	29,050	21,274
SBA servicing assets	13,342	9,445	13,264	9,260
Other	100	64	100	58
Total	$74,032	34,770	45,114	32,439
Unamortizable intangible assets:
Goodwill	$478,750		364,263
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
Amortization expense of all other intangible assets, excluding the SBA servicing assets, totaled $2.1 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.
SBA servicing assets are recorded for the portions of SBA loans that the Company has sold but continues to service for a fee. Servicing assets are initially recorded at fair value and amortized over the expected lives of the related loans and are tested for impairment on a quarterly basis. SBA servicing asset amortization expense is recorded within noninterest income as an offset to SBA servicing fees within the line item "Other service charges, commissions, and fees." The following table presents the changes in the SBA servicing assets for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
($ in thousands)	2023	2022
Beginning balance, net	$4,004	5,472
Add: New servicing assets	77	745
Less: Amortization and impairment expense	184	626
Ending balance, net	$3,897	5,591
During the three months ended March 31, 2023 and 2022, the Company recorded $1.0 million and $0.8 million, respectively, in SBA guarantee servicing income. At March 31, 2023 and December 31, 2022, the Company serviced SBA loans totaling $380.6 million and $392.4 million, respectively, for others. There were no other loans serviced in any period presented.
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

Index
The following table presents the changes in carrying amounts of goodwill:

($ in thousands)	Total Goodwill
Balance at December 31, 2021	$364,263
Net activity during 2022	—
Balance at December 31, 2022	364,263
Additions from acquisition of GrandSouth	114,487
Balance at March 31, 2023	$478,750
In connection with the GrandSouth acquisition on January 1, 2023, the Company recorded $28.8 million in core deposit intangibles.
The following table presents the estimated amortization expense schedule related to acquisition-related amortizable intangible assets, excluding the SBA servicing assets. These amounts will be recorded as "Intangibles amortization expense" within the noninterest expense section of the Consolidated Statements of Income. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
April 1, 2023 to December 31, 2023	$5,857
2024	6,604
2025	5,672
2026	4,705
2027	3,951
Thereafter	8,576
Total	$35,365

Index
Note 6 - Borrowings
The following tables present information regarding the Company’s outstanding borrowings at March 31, 2023 and December 31, 2022 (dollars in thousands):

Description	Due date	Call Feature	March 31, 2023	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$20	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	901	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	211	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	36	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	157	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	157	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	325	0.50% fixed
FHLB Daily Rate Credit	4/3/2023	None	80,000	4.74% fixed
FHLB Fixed Rate Credit	4/10/2023	None	70,000	4.78% fixed
FHLB Fixed Rate Credit	4/13/2023	None	50,000	4.88% fixed
FHLB Fixed Rate Credit	9/13/2023	None	300,000	5.17% fixed
FHLB Fixed Rate Hybrid	9/29/2023	None	5,000	0.40% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	7.45% at 3/31/23 adjustable rate 3 month LIBOR + 2.65%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	7.55% at 3/31/23 adjustable rate 3 month LIBOR + 2.75%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	7.11% at 3/31/23 adjustable rate 3 month LIBOR + 2.15%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	6.83% at 3/31/23 adjustable rate 3 month LIBOR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	6.16% at 3/31/23 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	6/23/2036	Quarterly by the Company beginning 6/23/11	8,248	6.87% at 3/31/23 adjustable rate 3 month LIBOR + 1.85%
Subordinated Debentures	11/30/2028	Semi-annually by Company beginning 11/30/2023	10,000	6.50% fixed
Subordinated Debentures	11/15/2030	Semi-annually by Company beginning 11/15/2025	18,000	4.38% fixed
Total borrowings / weighted average rate as of March 31, 2023			612,131	5.20%
Unamortized discount on acquired borrowings			(5,650)
Total borrowings			$606,481

Index

Description	Due date	Call Feature	December 31, 2022	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$32	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	912	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	214	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	38	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	158	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	159	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	329	0.50% fixed
FHLB Daily Rate Credit	8/23/2023	None	40,000	4.57% fixed
FHLB Fixed Rate Credit	1/9/2023	None	50,000	4.15% fixed
FHLB Fixed Rate Credit	2/1/2023	None	80,000	4.25% fixed
FHLB Fixed Rate Credit	2/9/2023	None	50,000	4.35% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	7.06% at 12/31/22 adjustable rate 3 month LIBOR + 2.65%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	7.16% at 12/31/22 adjustable rate 3 month LIBOR + 2.75%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	6.16% at 12/31/22 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	6.90% at 12/31/22 adjustable rate 3 month LIBOR + 2.15%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	6.08% at 12/31/22 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2022			290,918	4.82%
Unamortized discount on acquired borrowings			(3,411)
Total borrowings			$287,507
Note 7 – Leases
The Company enters into leases in the normal course of business. As of March 31, 2023, the Company leased 17 branch offices for which the land and buildings are leased and 10 branch offices for which the land is leased but the buildings are owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from July 2023 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 19.2 years as of March 31, 2023. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets. The short-term lease cost for each period presented was insignificant.
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

Index
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.04% as of March 31, 2023.
Total operating lease expense was $0.8 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. The right-of-use assets and lease liabilities were $18.9 million and $19.6 million as of March 31, 2023, respectively, and were $18.7 million and $19.4 million as of December 31, 2022, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2023 are as follows.

($ in thousands)
April 1, 2023 to December 31, 2023	$1,771
2024	2,163
2025	1,706
2026	1,685
2027	1,547
Thereafter	18,441
Total undiscounted lease payments	27,313
Less effect of discounting	(7,675)
Present value of estimated lease payments (lease liability)	$19,638
Note 8 – Pension Plans
The Company sponsored two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”) which was generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP”) which was for the benefit of certain senior management executives of the Company. Effective December 31, 2012, the Company froze both plans for all participants. Although no previously accrued benefits were lost, no additional accruals of benefits under these plans for service subsequent to 2012 have been made.
The Company recorded periodic pension cost totaling $51,000 for both the three months ended March 31, 2023 and 2022. The following table contains the components of the pension cost:

	For the Three Months Ended March 31,
($ in thousands)	2023 Pension Plan	2023 SERP	2023 Total Both Plans	2022 Pension Plan	2022 SERP	2022 Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	267	28	295	267	28	295
Expected return on plan assets	(288)	—	(288)	(288)	—	(288)
Amortization of net loss (gain)	180	(136)	44	180	(136)	44
Net periodic pension cost	$159	(108)	51	159	(108)	51

The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first three months of 2023 and does not expect to contribute to the Pension Plan in the remainder of 2023. Effective March 31, 2023, the Company determined that the Pension Plan will be terminated during 2023 and a termination cost estimate of $2.4 million is included in the accompanying consolidated income statement.
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2023:

($ in thousands) Description of Financial Instruments	Fair Value at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
U.S. Treasury	$170,109	—	170,109	—
Government-sponsored enterprise securities	59,304	—	59,304	—
Mortgage-backed securities	2,042,379	—	2,042,379	—
Corporate bonds	18,473	—	18,473	—
Total available for sale securities	$2,290,265	—	2,290,265	—

Presold mortgages in process of settlement	$2,951	2,951	—	—

Nonrecurring
Individually evaluated loans	$1,799	—	—	1,799

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2022:

Index

($ in thousands) Description of Financial Instruments	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
US Treasury securities	$168,758	—	168,758	—
Government-sponsored enterprise securities	57,456	—	57,456	—
Mortgage-backed securities	2,045,000	—	2,045,000	—
Corporate bonds	43,279	—	43,279	—
Total available for sale securities	$2,314,493	—	2,314,493	—

Presold mortgages in process of settlement	$1,282	1,282	—	—

Nonrecurring
Individually evaluated loans	$9,590	—	—	9,590
Foreclosed real estate	38	—	—	38
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

Index
the real estate held as collateral is treated as a charge against the ACL. For any real estate valuations subsequent to foreclosure, any excess of the real estate recorded value over the fair value of the real estate is treated as a foreclosed real estate write-down on the Consolidated Statements of Income.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)	Fair Value at March 31, 2023	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$1,799	Appraised value	Discounts applied for estimated costs to sell	10%
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$5,680	Appraised value	Discounts applied for estimated costs to sell	10%
Individually evaluated loans - cash-flow dependent	3,910	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	5.5%-11.1% (6.76%)
Foreclosed real estate	38	Appraised value	Discounts applied for estimated costs to sell	10%

The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2023 and December 31, 2022 were as follows:

		March 31, 2023		December 31, 2022
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$102,691	102,691	101,133	101,133
Due from banks, interest-bearing	Level 1	610,691	610,691	169,185	169,185
Securities held to maturity	Level 2	539,795	448,904	541,700	432,528
SBA loans held for sale	Level 2	2,933	2,924	—	—
Total loans, net of allowance	Level 3	7,692,567	7,269,005	6,574,178	6,240,870
Accrued interest receivable	Level 1	31,740	31,740	29,710	29,710
Bank-owned life insurance	Level 1	180,730	180,730	164,592	164,592
SBA Servicing Asset	Level 3	3,897	4,796	4,004	4,721

Deposits	Level 2	10,372,598	10,362,448	9,227,529	9,218,945
Borrowings	Level 2	606,481	591,478	287,507	277,146
Accrued interest payable	Level 1	6,992	6,992	2,738	2,738
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

Index
net premises and equipment, intangible and other assets such as deferred income taxes, prepaid expense accounts, income taxes currently payable and other various accrued expenses. In addition, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
Note 10 – Stock-Based Compensation
The Company recorded total stock-based compensation expense of $1.1 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. In addition, the Company recognized $259 thousand and $126 thousand of income tax benefits related to stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.
At March 31, 2023, the sole equity-based compensation plan of the Company was the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of March 31, 2023, the Equity Plan had 267,803 shares remaining available for grant.
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
In addition to employee equity awards, the Company's practice is to grant common shares, valued at approximately $37,500 for the current year, to each non-employee director (currently 14 in total) in June of each year. Compensation expense associated with these director awards is recognized on the date of award since there are no vesting conditions.
The following table presents information regarding the activity for the first three months of 2023 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	223,012	$36.14
Granted during the period	81,075	41.68
Vested during the period	(1,354)	36.69
Forfeited or expired during the period	(791)	37.88
Nonvested at March 31, 2023	301,942	$37.33
Total unrecognized compensation expense as of March 31, 2023 amounted to $6.5 million with a weighted-average remaining term of 2.2 years. For the nonvested awards that are outstanding at March 31, 2023, the Company expects to record $3.8 million in compensation expense in the next twelve months, $3.1 million of which is expected to be recorded in the remaining quarters of 2023.

Index
As discussed in Note 2, in conjunction with the GrandSouth acquisition, GrandSouth common stock options outstanding at January 1, 2023 became fully vested under the change in control provisions in the GrandSouth option plans and were converted into replacement options to acquire 0.91 shares of the Company's common stock.
Stock option activity and related information is presented below as of and for the periods indicated:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value ($ in thousands)
Balance at January 1, 2023	—	$—
Replacement options issued in conjunction with acquisition of GrandSouth	542,345	20.14
Exercised during the period	(169,718)	18.94
Forfeited or expired during the period	—	—

Outstanding at March 31, 2023	372,627	20.68	6.55	$5,530

Exercisable at March 31, 2023	372,627	$20.68	6.55	$5,530

Stock options outstanding are summarized as follows as of March 31, 2023:

Shares	Range	Weighted Average Price	Weighted Average Remaining Life in Years
113,732	$13.79 - 18.18	15.63	4.89
133,770	$18.19	18.19	6.23
125,125	$18.20 - 31.32	27.94	8.40
372,627		20.68	6.55
In accordance with ASC 805-30, the fair value of the replacement options issued in conjunction with the GrandSouth acquisition as of January 1, 2023 was measured using the Black-Scholes option pricing model and the weighted average fair value of replacement options was $24.85.
The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted:

For the Three Months Ended
March 31, 2023
Fair value per option, weighted average	$24.85
Expected life (years)	1.4 - 4.7
Expected stock price volatility, weighted average	46.39%
Expected dividend yield	2.05%
Risk-free interest rate, weighted average	4.18%
Expected forfeiture rate	—%
The expected life is based on historical exercises and forfeitures experience of the grantees. The volatility is based on historical price volatility. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant.
At March 31, 2023, the Company had no unrecognized compensation expense related to stock options. All unexercised options expire ten years after the applicable original grant dates under the GrandSouth stock option plan.

Index
Note 11 – Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended March 31,
	2023			2022
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$15,161			$33,969
Less: income allocated to participating securities	(109)			(198)
Basic EPS per common share	$15,052	40,583,417	$0.37	$33,771	35,433,739	$0.95

Diluted EPS:
Net income	$15,161	40,583,417		$33,969	35,433,739
Effect of dilutive securities	—	529,275		—	207,239
Diluted EPS per common share	$15,161	41,112,692	$0.37	$33,969	35,640,978	$0.95

Note 12 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	March 31, 2023	December 31, 2022
Unrealized loss on securities available for sale	$(408,731)	(444,063)
Deferred tax asset	94,622	102,046
Net unrealized loss on securities available for sale	(314,109)	(342,017)

Postretirement plans liability	98	54
Deferred tax asset	(23)	(12)
Net postretirement plans liability	75	42

Total accumulated other comprehensive loss	$(314,034)	(341,975)
The following tables disclose the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (all amounts are net of tax):

	For the Three Months Ended March 31, 2023
($ in thousands)	Unrealized (Loss) Gain on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(342,017)	42	(341,975)
Other comprehensive gain before reclassifications	27,908	—	27,908
Amounts reclassified from accumulated other comprehensive income	—	33	33
Net current period other comprehensive gain income	27,908	33	27,941

Ending balance	$(314,109)	75	(314,034)

Index

	For the Three Months Ended March 31, 2022
($ in thousands)	Unrealized (Loss) on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(24,698)	(272)	(24,970)
Other comprehensive loss before reclassifications	(140,019)	—	(140,019)
Amounts reclassified from accumulated other comprehensive income	—	34	34
Net current period other comprehensive (loss) income	(140,019)	34	(139,985)

Ending balance	$(164,717)	(238)	(164,955)
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

Note 13 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2023 and 2022. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Noninterest Income: In-scope of ASC 606:
Service charges on deposit accounts	$3,894	3,541
Other service charges and fees:
Bankcard interchange income, net	2,582	4,711
Other service charges and fees	3,318	2,263
Commissions from sales of financial products	1,306	945
SBA consulting fees	521	780
Noninterest income (in-scope of ASC 606)	11,621	12,240
Noninterest income (out-of-scope of ASC 606)	1,915	7,011
Total noninterest income	$13,536	19,251

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

Index
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
Commissions from the sales of insurance and financial products: The Company earns commissions from the sale of wealth management products which primarily consist of commissions received on financial product sales, such as annuities. The Company’s performance obligation is generally satisfied upon the issuance of the financial product. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company also earns some fees from asset management, which is billed quarterly for services rendered in the most recent period, for which the performance obligation has been satisfied.
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

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition
Recent Developments and Acquisitions

On January 1, 2023, we acquired GrandSouth, a community bank headquartered in Greenville, South Carolina, in an all-stock transaction. The terms of the merger agreement provided that each share of common and preferred stock of GrandSouth issued and outstanding immediately prior to the effective time of the acquisition was converted into 0.91 shares of the Company's common stock. As a result, the Company issued 5,032,834 shares of the Company common stock effective January 1, 2023. In addition, GrandSouth common stock options outstanding at the merger effective time were converted to options to acquire 0.91 shares of the Company's common stock resulting in 542,345 options with an average exercise price of approximately $20.14.

The GrandSouth acquisition contributed $1.02 billion in loans and $1.05 billion in deposits, with eight branches in South Carolina being added to the Company's branch network. The acquisition accomplished the Company's strategic initiative to expand its presence in South Carolina, specifically in the the high-growth markets of the state including Greenville, Charleston and Columbia.
Overview and Highlights at and for Three Months Ended March 31, 2023

We earned net income of $15.2 million, or $0.37 diluted EPS, during the three months ended March 31, 2023 compared to net income of $34.0 million, or $0.95 diluted EPS, for the three months ended March 31, 2022.

As noted above, we acquired GrandSouth on January 1, 2023 which has significantly impacted comparison for the financial periods presented. The primary driver of the reduced earnings for the first quarter of 2023 as compared to the same period last year was the charges associated with the Company's acquisition of GrandSouth, including merger expenses totaling $12.2 million and a one-time loan loss provision of $12.2 million to establish an initial allowance for credit losses for acquired loans in accordance with our CECL model.

Highlights of the results for the quarter are presented below (refer also to additional discussion in the "Results of Operations" and "Financial Condition" sections following).
•Net interest income for the first quarter of 2023 was $92.5 million, a 20.3% increase from the $76.9 million recorded in the first quarter of 2022. The increase in net interest income from the prior year period was driven by higher earning assets related to both the GrandSouth acquisition and organic growth.

Index
•Net interest margin ("NIM") on a tax-equivalent basis increased in the first quarter of 2023 to 3.31% from 3.21% for the first quarter of 2022 related to the increase in market interest rates driving higher yields on loans and increased loan accretion, which offset higher cost of funds.
•For the three months ended March 31, 2023, the Company recorded $11.5 million in provision for credit losses. This is compared to a provision of $3.5 million for the first quarter of 2022. The amount recorded for the current quarter was directly related to a one-time provision of $12.2 million for non-credit deteriorated loans acquired from GrandSouth, partially offset by fluctuations in our CECL model calculation for loan balance changes and updated economic forecasts during the first quarter of 2023.
•Noninterest income for the three months ended March 31, 2023 decreased $5.7 million, or 29.7%, from the comparable period of 2022 primarily related to lower SBA and mortgage loan sale gains, and lower other gains for 2022 BOLI death benefits.
•Noninterest expense increased $22.7 million, or 44.1%, for the quarter ended March 31, 2023, as compared to the prior year period driven by merger and acquisition costs of $12.2 million, higher intangible amortization, and higher operating expenses in general resulting from the GrandSouth acquisition.

•Total assets at March 31, 2023 amounted to $12.4 billion, a 16.4% increase from December 31, 2022, driven primarily by the acquisition of GrandSouth.
•Total loans amounted to $7.8 billion at March 31, 2023, with acquired balances contributing $1.02 billion and organic growth of $113.7 million, for an annualized growth rate (exclusive of acquired loans) of 5.9% from December 31, 2022.
•Total deposits amounted to $10.4 billion at March 31, 2023, an increase of $1.1 billion from December 31, 2022. Acquired deposits contributed $1.05 billion while organic growth totaled $95.2 million for the quarter, an annualized organic growth rate (exclusive of acquired deposits) of 3.7%.
•Credit quality continued to be strong at March 31, 2023, with decreases in NPAs for the fifth straight quarter. The NPA to total assets ratio declined to 0.25% as of March 31, 2023 from 0.46% for the comparable period of 2022.
•Our liquidity ratio increased to 26.2% at March 31, 2023 and was in excess of 30% when including available off-balance sheet sources.
•We remain well-capitalized by all regulatory standards with a total common equity Tier 1 ratio of 12.53% and total risk-based capital ratio of 14.88%.
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
The following should be read in conjunction with our significant accounting policies are presented in Note 1 of the 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Allowance for Credit Losses on Loans and Unfunded Commitments
The ACL represents management’s current estimate of credit losses for the remaining estimated life of financial instruments. We perform periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the portfolio. We believe the accounting estimate related to the ACL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for credit losses and net income; (2) it requires management to predict borrowers’ likelihood or capacity to repay, including evaluation of inherently uncertain future economic conditions; (3) the value of underlying collateral must be estimated on collateral-dependent loans; (4) prepayment activity must be projected to estimate the life of loans that often are shorter than contractual terms; and (5) it requires estimation of a reasonable and supportable forecast period for credit losses. Accordingly, this is a highly subjective process and requires significant judgment since it is difficult to evaluate

Index
current and future economic conditions in relation to an overall credit cycle and estimate the timing and extent of loss events that are expected to occur prior to the end of a loan’s estimated life.
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
We believe that the ACL is adequate to absorb the expected life of loan credit losses on the portfolio of loans as of the balance sheet date. Actual losses incurred may differ materially from our estimates. For example, inflationary pressures and recessionary concerns leading to macroeconomic deterioration of the economy, higher unemployment and declines in real estate and other asset valuations could affect our loss experience and assumptions utilized in our model.
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
Additional information on the loan portfolio and ACL can be found in the “Nonperforming Assets” and “Allowance for Credit Losses and Loan Loss Experience” sections below.
Business Combinations and Goodwill
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

Index
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
The ACL for PCD assets is recognized within business combination accounting with no initial impact to net income. Changes in estimates of expected credit losses on PCD loans after acquisition are recognized as provision expense (or reversal of provision expense) in subsequent periods as they arise. The ACL for non-PCD assets is recognized as provision expense in the same reporting period as the business combination. Estimated loan losses for acquired loans are determined using methodologies and applying estimates and assumptions that were described previously in the "Allowance for Credit Losses on Loans" foregoing section.
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
Goodwill arising from business combinations represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At each reporting date between annual goodwill impairment tests, we consider potential indicators of impairment. During three months ended March 31, 2023, there were no triggers warranting interim impairment assessments and for the 2022 annual assessment, we concluded that it was more likely than not that the fair value exceeded its carrying value.
Current Accounting Matters
See Note 1 to the Consolidated Financial Statements for information about recently announced or adopted accounting standards.
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
Net interest income for the three months ended March 31, 2023 amounted to $92.5 million, an increase of $15.6 million, or 20.3%, from the $76.9 million recorded in the first quarter of 2022. The increase was primarily driven by higher average earning assets from both the GrandSouth acquisition and organic growth.
Also contributing to the higher net interest income was the increase in our NIM which, on tax-equivalent basis, increased from 3.21% for the first quarter of 2022 to 3.31% for the three months ended March 31, 2023. For

Index
internal purposes, we evaluate our NIM on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income then dividing by total average earning assets. We believe that analysis of NIM on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM as reported and on a tax-equivalent basis.

($ in thousands)	Three Months Ended March 31,
	2023	2022
Net interest income, as reported	$92,486	76,878
Tax-equivalent adjustment	700	697
Net interest income, tax-equivalent	$93,186	77,575
Net interest margin, as reported	3.28%	3.18%
Net interest margin, tax-equivalent	3.31%	3.21%
Overall, as demonstrated in the table below, higher earning asset volumes, arising from both organic growth and the GrandSouth acquisition, combined with an expansion in NIM, drove the increase in net interest income.
•Market interest rates increased 450 basis points between March 2022 and March 2023 to result in an average prime rate of 7.69% for three months ended March 31, 2023 compared to 3.29% for the prior year period.
•Average loan volumes for the three months ended March 31, 2023 were $1.7 billion higher than the same period in 2022. In addition to higher volumes arising from both the GrandSouth acquisition and organic growth, interest rates on loans increased 92 basis points to 5.22% for the first quarter of 2023, resulting in an increase in loan interest income of $35.2 million.
•Primarily due to higher market rates and increased average balances related in large part to the GrandSouth acquisition, deposit interest expense for the three months ended March 31, 2023 increased $17.1 million compared to the same period in 2022. Average interest-bearing deposit balances increased $643.2 million while rates on those deposits increased 107 basis points as compared to the same period in the prior year.
•The combination of higher rates on borrowings, up 257 basis points in the first quarter of 2023 from the first quarter of 2022 due to increasing market rates, and the increase in volume of borrowings between periods drove the $5.3 million increase in interest expense for this category. Average borrowings increased $371.2 million in the first quarter of 2023 due in large part to the higher levels of short-term borrowings utilized as needed to fund loan growth and manage fluctuations in deposit balances.
•The increase in NIM was directly related to higher loan yields from market rate increases and improved pricing on new loans, combined with increased loan discount accretion which offset the higher cost of funds between the comparative periods.

Index
The following table presents an analysis of net interest income for the three months ended March 31, 2023 and 2022:

Average Balances and Net Interest Income Analysis
	For the Three Months Ended March 31,
	2023			2022
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$7,728,425	5.22%	$99,380	$6,051,487	4.30%	$64,202
Taxable securities	3,022,398	1.80%	13,416	2,995,377	1.79%	13,210
Non-taxable securities	298,842	1.53%	1,130	288,468	1.47%	1,048
Short-term investments, primarily interest-bearing cash	379,124	3.47%	3,248	478,861	0.55%	649
Total interest-earning assets	11,428,789	4.16%	117,174	9,814,193	3.27%	79,109

Cash and due from banks	95,041			115,748
Premises and equipment	151,211			135,990
Other assets	367,257			498,488
Total assets	$12,042,298			$10,564,419

Liabilities
Interest-bearing checking	$1,526,650	0.23%	$866	$1,576,323	0.06%	$224
Money market deposits	2,974,478	1.47%	10,814	2,606,133	0.13%	853
Savings deposits	728,918	0.07%	129	721,911	0.06%	108
Other time deposits	884,668	2.55%	5,553	545,309	0.18%	245
Time deposits >$250,000	313,377	2.01%	1,556	335,240	0.41%	341
Total interest-bearing deposits	6,428,091	1.19%	18,918	5,784,916	0.12%	1,771
Borrowings	438,556	5.34%	5,770	67,381	2.77%	460
Total interest-bearing liabilities	6,866,647	1.46%	24,688	5,852,297	0.15%	2,231

Noninterest-bearing checking	3,788,817			3,435,437
Other liabilities	113,399			66,563
Shareholders’ equity	1,273,435			1,210,122
Total liabilities and shareholders’ equity	$12,042,298			$10,564,419

Net yield on interest-earning assets and net interest income		3.28%	$92,486		3.18%	$76,878
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.31%	$93,186		3.21%	$77,575

Interest rate spread		2.70%			3.17%

Average prime rate		7.69%			3.29%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization in the amounts of $0.4 million, and $1.4 million for three months ended March 31, 2023 and 2022, respectively.
(2)   Includes accretion of discount on acquired and SBA loans of $3.6 million and $2.3 million for three months ended March 31, 2023 and 2022, respectively.
(3)   Includes tax-equivalent adjustments of $0.7 million and $0.7 million for three months ended March 31, 2023 and 2022, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax-exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index
Our NIM for all periods benefited from net accretion income, primarily associated with purchase accounting discounts on loans, and premiums/discounts on deposits and borrowings associated with acquisitions. Presented in the table below is the amount of purchase accounting adjustments which impacted net interest income in each time period presented.

	Three Months Ended March 31,
($ in thousands)	2023	2022
Interest income – increased by accretion of loan discount on acquired loans	$3,118	1,671
Interest income - increased by accretion of loan discount on retained SBA loans	448	667
Total interest income impact	3,566	2,338
Interest expense – (increased) reduced by (discount accretion) premium amortization of acquired deposits	(1,019)	234
Interest expense – increased by discount accretion of acquired borrowings	(82)	(73)
Total net interest expense impact	(1,101)	161
Total impact on net interest income	$2,465	2,499
The increase in loan discount accretion on acquired loans for the three months ended March 31, 2023 as compared to the same period in the prior year was related to the GrandSouth acquisition which added $23.9 million in accretable discount. Generally, the level of loan discount accretion will decline each year due to the natural paydowns in acquired loan portfolios. At March 31, 2023 and 2022, unaccreted loan discount on purchased loans amounted to $32.4 million and $15.6 million, respectively.
In addition to the loan discount accretion recorded on acquired loans, we recorded accretion on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market. The level of SBA loan discount accretion will vary relative to fluctuations in the SBA loan portfolio. At March 31, 2023 and 2022, the unaccreted loan discount on SBA loans amounted to $4.0 million and $6.0 million, respectively.
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
The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under CECL. Effective January 1, 2023, a one-time loan loss provision of $12.2 million was recorded to establish an initial ACL for non-PCD loans acquired from GrandSouth in accordance with our CECL model. This was the primary contributor to the provision for the three months ended March 31, 2023 which totaled $11.5 million, with the difference related to reversals during the quarter resulting from updated economic forecast inputs driving lower loss rate assumptions, primarily due to slightly improved unemployment and GDP forecasts for the first quarter of 2023. This is compared to a total provision of $3.5 million for the three months ended March 31, 2022 based on the CECL model related to loan growth for that period and changes in economic forecasts in the model.
In addition, a $1.1 million provision for unfunded commitments was recorded for the three months ended March 31, 2023, related primarily to the initial reserve for unfunded commitments of $1.9 million required for the GrandSouth acquisition. There was a $1.5 million reversal of provision for unfunded commitments for the three months ended March 31, 2022 related primarily to fluctuations in commitment levels.
Additional discussion of our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses and Loan Loss Experience" sections following.

Index
Noninterest Income
Our noninterest income amounted to $13.5 million and $19.3 million for the three months ended March 31, 2023 and 2022, respectively. Included in noninterest income were nonrecurring amounts totaling $0.2 million and $1.6 million in other gains for the three months ended March 31, 2023 and 2022, respectively.
The following table presents the primary components of noninterest income. The drivers of larger fluctuations between periods are discussed below the table.

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Service charges on deposit accounts	$3,894	3,541
Other service charges and fees - bankcard interchange income, net	2,582	4,711
Other service charges and fees - other	3,338	2,294
Fees from presold mortgage loans	406	1,121
Commissions from sales of financial products	1,306	945
SBA consulting fees	521	780
SBA loan sale gains	255	3,261
Bank-owned life insurance ("BOLI") income	1,046	976
Other gains, net	188	1,622
Noninterest income	$13,536	19,251
Service charges on deposit accounts increased $0.4 million, or 10.0%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was driven by the higher number of new customers and transaction accounts generating fees from both organic growth and the GrandSouth acquisition. Partially offsetting the growth as compared to the prior year period was lower NSF charges as the Company discontinued charging consumers for this service effective February 1, 2023.
Other service charges and fees - bankcard interchange income, net represents interchange income from debit and credit card transactions, net of associated interchange expense, and decreased $2.1 million, or 45.2%, for the three months ended March 31, 2023 as compared to the prior year period. The decrease is a result of the Durbin Amendment limitation on debit card interchange fees becoming applicable to the Company in mid-2022.
Other service charges and fees - other includes items such as SBA guarantee servicing fees and related servicing rights amortization, ATM charges, wire transfer fees, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The increase in this line item for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 of $1.0 million, or 45.5%, was primarily due to the GrandSouth acquisition and the resulting growth in the number of accounts and related transaction activity, as well as increases in the Bank's organic deposit base.
Fees from presold mortgage loans amounted to $0.4 million for the three months ended March 31, 2023, a decline of $0.7 million, or 63.8%, from the same time period in 2022. The decrease was due to the general increase in market interest rates starting in 2022 which have resulted in continued lower volumes of home mortgage refinancings and new originations into 2023.
SBA loan sale gains decreased $3.0 million, or 92.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was related to slower loan originations and the lower premiums available on SBA loan sales given the current market interest rates, resulting in the Company retaining a higher percentage of originations in the first quarter of 2023.
Other gains, net for the first quarter of 2022 consisted primarily of death benefits realized on BOLI policies and the execution of loans held for sale during the quarter. There were no large or unusual transactions in the first quarter of 2023 giving rise to gains or losses.

Index
Noninterest Expenses
Noninterest expenses totaled $74.2 million and $51.5 million for the three months ended March 31, 2023 and 2022, respectively. Included in noninterest expenses were nonrecurring merger and acquisition costs totaling $12.2 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively. The following table presents the primary components of noninterest expenses:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Salaries	$29,321	23,454
Employee benefits	6,393	5,578
Total personnel expense	35,714	29,032
Occupancy expense	3,688	3,384
Equipment related expenses	1,379	1,304
Merger and acquisition expenses	12,182	3,484
Amortization of intangible assets	2,145	1,017
Credit card rewards and other bankcard expenses	1,119	1,243
Telephone and data lines	995	935
Software costs	2,170	1,574
Data processing expense	2,412	2,101
Professional fees	1,450	871
Advertising and marketing expense	1,120	911
Non-credit losses	865	602
Deposit related expenses	413	409
Foreclosed property losses (gains), net	(35)	(80)
Other operating expenses	8,558	4,678
Total	$74,175	$51,465

In general, the 44.1% increase in noninterest expenses was driven by merger and acquisition expenses of $12.2 million and higher intangible amortization, which increased $1.1 million as a result of the GrandSouth acquisition, and additional core deposit intangibles added. The primary factors driving the remaining increases between the periods included:
•Higher salary and benefit expenses, up $6.7 million related primarily to the eight acquired GrandSouth branch locations and related branch and support personnel. Also contributing to the increase is the filling of numerous existing vacant positions starting in the fourth quarter of 2022.
•A one-time charge of $2.4 million, included in "other operating expenses", for the estimated termination costs associated with the Company's pension plan which we anticipate exiting during the fourth quarter of 2023.
•Increases in the first quarter of 2023 for data processing, professional fees, software expense, and advertising, as well as FDIC insurance, travel and training (all included in "other operating expenses") related to the GrandSouth acquisition, including the transition of new customers and overlapping pre-conversion costs associated with the core processing system prior to the full system integration late in the quarter.
Income Taxes
We recorded income tax expense of $4.2 million for the three months ended March 31, 2023 and $8.7 million for the three months ended March 31, 2022. Our effective tax rate increased to 21.6% from 20.4% for the three months ended March 31, 2023 and 2022, respectively. The increase in effective tax rate between quarterly periods was attributable primarily to the merger and acquisition expenses which were non-deductible for tax purposes, thus increasing our federal taxable income in the current period.

Index
FINANCIAL CONDITION
Total assets at March 31, 2023 amounted to $12.4 billion, a $1.7 billion, or 16.4%, increase from December 31, 2022 due in large part to the GrandSouth acquisition, combined with organic loan and deposit growth during the quarter.
Total loans at March 31, 2023 amounted to $7.8 billion, a $1.1 billion, or 17.0%, increase from December 31, 2022 related primarily to the GrandSouth acquisition which contributed $1.02 billion to the increase. Organic growth (exclusive of acquired loans) amounted to $113.7 million for the first quarter of 2023 or an annualized growth rate of 5.9%. The mix of our loan portfolio remained substantially the same at March 31, 2023 compared to December 31, 2022. The majority of our real estate loans were personal and commercial loans where real estate provides additional security for the loan. Note 4 to the consolidated financial statements presents additional detailed information regarding our mix of loans. We have no notable concentrations in geographies or industries, including in office or hospitality categories.
The composition of our investment portfolio remained substantially the same as at December 31, 2022, and continues to reflect our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total investment securities decreased $26.1 million from December 31, 2022 to total $2.8 billion at March 31, 2023 due in large part to the utilization of cash flows from amortizing securities to fund loan growth. Unrealized losses on available for sale securities improved $35.3 million during the quarter ended March 31, 2023. Note 3 to the consolidated financial statements presents additional detailed information regarding our mix of investments and the unrealized losses for each category.
We invest primarily in securities issued by GSEs including FHLMC, FNMA, GNMA, and SBA, each of which guarantees the repayment of the securities. Nearly all of our mortgage-backed securities are issued by GSEs and are traded in liquid secondary markets. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. We have no significant concentration of bond holdings from one state or local government entity. We have evaluated the unrealized losses on individual securities at March 31, 2023 and determined them to be of a temporary nature due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, we reviewed third-party credit ratings and considered the severity of the impairment.
Total deposits amounted to $10.4 billion at March 31, 2023, an increase of $1.1 billion, or 12.4%, from December 31, 2022. The primary driver of this increase was the GrandSouth acquisition, which contributed $1.05 billion to the growth. Organic growth (exclusive of acquired loans) amounted to $95.2 million for the first quarter of 2023 or an annualized growth rate of 3.7%. We continue to have a diversified and granular deposit base which has remained stable with continued growth in core deposits, primarily noninterest-bearing checking accounts and money market accounts. As of March 31, 2023, the estimated total insured or collateralized deposits were approximately 69% of our total deposits.
Our deposit mix has remained fairly consistent historically and has not significantly changed with the addition of GrandSouth as presented in the table below. There has been no notable shift in deposits from noninterest-bearing to interest-bearing during the quarter other than from the acquired deposits driving a moderate change in mix.

	March 31, 2023		December 31, 2022
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing checking accounts	$3,763,637	36%	3,566,003	39%
Interest-bearing checking accounts	1,526,333	15%	1,514,166	16%
Money market accounts	3,126,571	30%	2,416,146	26%
Savings accounts	705,669	7%	728,641	8%
Other time deposits	624,444	6%	464,343	5%
Time deposits >$250,000	342,447	3%	276,319	3%
Total customer deposits	10,089,101	97%	8,965,618	97%
Brokered deposits	283,497	3%	261,911	3%
Total deposits	$10,372,598	100%	9,227,529	100%

Index

Nonperforming Assets
NPAs are defined as nonaccrual loans, modifications to borrowers in financial distress, loans past due 90 or more days and still accruing interest, foreclosed real estate, and prior to the adoption of ASU 2022-02, accruing TDRs. NPAs are summarized as follows:

($ in thousands)	March 31, 2023	December 31, 2022
Nonperforming assets
Nonaccrual loans	$28,059	28,514
Modifications to borrowers in financial distress	2,224	—
TDRs – accruing	—	9,121
Total nonperforming loans	30,283	37,635
Foreclosed real estate	789	658
Total nonperforming assets	$31,072	38,293

Asset Quality Ratios
Nonaccrual loans to total loans	0.36%	0.43%
Nonperforming loans to total loans	0.39%	0.56%
Nonperforming assets to total loans and foreclosed properties	0.40%	0.57%
Nonperforming assets to total assets	0.25%	0.36%
Allowance for credit losses to nonaccrual loans	379.19%	319.03%
Allowance for credit losses to nonperforming loans	351.34%	241.71%

As shown in the table above, NPAs decreased from December 31, 2022 to March 31, 2023. The decline was due in part to the Company's adoption of ASU 2022-02 which eliminated the accounting for TDRs and replaced it with disclosures of loan modifications for borrowers experiencing financial difficulty. At March 31, 2023, total nonaccrual loans amounted to $28.1 million, compared to $28.5 million at December 31, 2022. "Real estate mortgage - commercial and other" is the largest category of nonaccrual loans, at $12.2 million, or 43.3%, of total nonaccrual loans, followed by "Commercial, financial, and agricultural" at $10.8 million, or 38.4%, of total nonaccrual loans. Included in those categories are nonaccrual SBA loans totaling $15.0 million at March 31, 2023, or 53.4%, of total nonaccrual loans, that have $5.8 million in guarantees from the SBA.
As reflected in Note 4 to the accompanying consolidated financial statements, total classified loans increased 5.3% to $51.1 million at March 31, 2023 compared to $48.5 million at December 31, 2022. Special mention loans increased 15.3% from $39.0 million at December 31, 2022 to $44.9 million at March 31, 2023. The majority of the increase was attributable to commercial real estate loans acquired from GrandSouth.
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
We have no foreign loans and do not engage in significant lease financing or highly leveraged transactions. Commercial loans are diversified among a variety of industries. The majority of our real estate loans are primarily

Index
personal and commercial loans where real estate provides additional security for the loan. Collateral for virtually all of these loans is located within our principal market area.
Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2023, adjustments for acquired loan portfolios. Our ACL increased $15.4 million at March 31, 2023, as compared to year end, to a total of $106.4 million. The increase was driven by the acquisition of GrandSouth as discussed previously in the "Provision for Credit Losses" section above and in Note 4 to the accompanying consolidated financial statements. Purchase accounting adjustments included a "Day 1" ACL of $5.6 million recorded for PCD loans and an initial "Day 2" provision for loan losses of $12.2 million related to non-PCD loans in the GrandSouth portfolio. The balance of the change in the ACL was primarily a result of updated economic forecast inputs to our CECL model driving lower loss rate assumptions, primarily due to slightly improved unemployment and GDP forecasts.
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, ACL, charge-offs and recoveries, and key ratios:

Loan Ratios, Loss and Recovery Experience
($ in thousands)	Three Months Ended March 31, 2023	Twelve Months Ended December 31, 2022	Three Months Ended March 31, 2022
Loans outstanding at end of period	$7,798,963	6,665,145	6,064,698
Average amount of loans outstanding	7,728,425	6,293,280	6,051,487
Allowance for credit losses, at period end	106,396	90,967	82,069

Total charge-offs	(2,621)	(4,465)	(1,043)
Total recoveries	989	4,043	823
Net charge-offs	$(1,632)	(422)	(220)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.09%	0.01%	0.01%
Allowance for credit losses as a percent of loans at end of period	1.36%	1.36%	1.35%
Recoveries of loans previously charged-off as a percent of loans charged-off	37.73%	90.55%	78.91%
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
For the three months ended March 31, 2023, we recorded a provision for unfunded commitments of $1.1 million, which includes an initial provision of $1.9 million for the acquisition of GrandSouth and a provision reversal of $0.9 million related to fluctuations in the levels and mix of outstanding loan commitments. For the comparable period of 2022, a reversal of $1.5 million provision for unfunded commitments was required related to lower levels of unfunded commitments for the period. The allowance for unfunded commitments of $14.4 million and $13.3 million at March 31, 2023 and December 31, 2022, respectively, is classified on the balance sheet within "Other liabilities."
We believe the ACL is adequate at each period end presented. It must be emphasized, however, that the determination of the allowances using our procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes

Index
in the ACL or future charges to earnings. See “Critical Accounting Policies – Allowance for Credit Losses on Loans and Unfunded Commitments” in Note 1 to the 2022 Annual Report on Form 10-K filed with the SEC for more information.
In addition, various regulatory agencies, as an integral part of their examination process, periodically review our ACL and value of other real estate. Such agencies may require us to recognize adjustments to the allowance or the carrying value of other real estate based on their judgments about information available at the time of their examinations.
Liquidity, Commitments, and Contingencies
Our liquidity is determined by our ability to convert assets to cash or acquire alternative sources of funds to meet the needs of our customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. Our primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments. Our securities portfolio is comprised almost entirely of readily marketable securities, which could also be sold to provide cash. In addition, we have available lines of credit from the FHLB and Federal Reserve, as well as federal funds lines from several correspondent banks which are summarized below.
At March 31, 2023, the Company had three sources of readily available borrowing capacity:
•An approximately $862.1 million line of credit with the FHLB (of which $506.8 million and $221.8 million were outstanding at March 31, 2023 and December 31, 2022, respectively);
•Federal funds lines with several correspondent banks totaling $265.0 million (of which none were outstanding at March 31, 2023 or December 31, 2022); and
•An approximately $166.2 million line of credit through the Federal Reserve's discount window (of which none was outstanding at March 31, 2023 or December 31, 2022).
Our overall liquidity increased slightly from December 31, 2022 with our liquidity ratio of 26.2% at March 31, 2023. We define our liquidity ratio as net liquid assets (cash, unpledged securities and other marketable assets) as a percentage of our net liabilities (unpledged deposits and borrowings). Our total liquidity ratio, including the $786.4 million in available lines of credit at quarter end was 30.5% as of March 31, 2023. We have identified approximately $980 million in commercial real estate loans which are eligible to be pledged to the FHLB and will provide us additional availability under that line of credit. Also, we have investment securities which we can pledge at either the Federal Reserve or the FHLB to increase our borrowing capacity. We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future.
The amount and timing of our contractual obligations and commercial commitments have not changed materially since December 31, 2022, the detail of which is presented in the Contractual Obligations and Other Commercial Commitments table of our 2022 Annual Report on Form 10-K. In addition, we are not involved in any legal proceedings that, in our opinion, could have a material effect on our consolidated financial position.
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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2023, and have no current plans to do so.
Capital Resources
The Company is regulated by the Federal Reserve and is subject to the securities registration and public reporting regulations of the SEC. Our banking subsidiary is also regulated by the Federal Reserve and the North Carolina Office of the Commissioner of Banks. We must comply with regulatory capital requirements established by the

Index
Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
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
The capital standards require us to maintain minimum ratios of “common equity tier 1” capital to total risk-weighted assets, “tier 1” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common equity tier 1 capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital is comprised of common equity tier 1 capital plus "additional tier 1 capital", which includes non-cumulative perpetual preferred stock and trust preferred securities. Total risk-based capital is comprised of tier 1 capital plus qualifying subordinated debentures, and certain adjustments, the largest of which is our ACL and reserve for unfunded commitments. The Company has elected to exclude accumulated other comprehensive income ("AOCI") related primarily to available for sale securities from common equity tier 1 capital. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in Federal Reserve regulations.
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
At March 31, 2023, our capital ratios exceeded the regulatory minimum ratios discussed above. The decrease in total risk-based capital at March 31, 2023 as compared to year end is related primarily to asset growth and the GrandSouth acquisition. The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated:

	March 31, 2023	December 31, 2022
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	12.53%	13.02%
Minimum required Common Equity Tier 1 capital	7.00%	7.00%

Tier I capital to Tier 1 risk weighted assets	13.32%	13.83%
Minimum required Tier 1 capital	8.50%	8.50%

Total risk-based capital to Tier II risk weighted assets	14.88%	15.09%
Minimum required total risk-based capital	10.50%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	10.28%	10.51%
Minimum required Tier 1 leverage capital	4.00%	4.00%
The Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At March 31, 2023, the Bank exceeded the minimum ratios established by the regulatory authorities.
In additional the the regulatory capital requirements, we monitor the Company's tangible common equity ratio which is a non-GAAP measurement calculated as total capital less intangible assets, as a percent of total assets net of intangible assets. AOCI is included in the Company’s tangible common equity to tangible assets ratio which was 6.60% at March 31, 2023, an increase of 21 basis points from December 31, 2022. AOCI at March 31, 2023 improved $27.9 million compared to year end reflecting the reduction in unrealized loss on available for sale securities resulting from the favorable impact of interest rate changes during the first quarter.

Index
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
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
Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates in both a "shocked" instantaneous move and a "ramped" move of rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and such assumptions are reflected in the different rate scenarios. The model does not take into account any future actions that management may take to mitigate the impact of interest rate changes, and it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk.
There has been no significant change in the Company's estimated net interest income sensitivity position from December 31, 2022. From a net interest income perspective, the Company has been fairly neutral historically with no significant change in the short-term (within a 12-month period) and within the lower ranges (+ - 100-200 basis points) of interest rate changes. Starting in 2022, the Company's sensitivity position shifted somewhat such that, in the short-term it is projected that net interest income will likely be essentially flat or fall in both a rising and falling

Index
rate environment. This position is due in part to the changing market characteristics of certain loan and deposit products as well as to the shift in the yield curve. The rapid rate increases in 2022 resulted in a steepening of the yield curve on the short end (within 1 year), while the longer end of the curve has inverted between 1 and 10 years, meaning that the yield on short-term instruments (less than 1 year) are higher than longer-term instruments (10 years). A flat or inverted interest rate curve is an unfavorable interest rate environment for many financial institutions, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge or invert, the profit spread we realize between loan yields and deposit rates narrows, which pressures our NIM.
With regard to rising rates, with an immediate increase or shock in market rates over the short-term (12-month horizon), we would expect to realize a decline in net interest income, although not to the extent projected in a declining rate environment. This is due in part to the composition of our loan portfolio which is comprised of 20% variable rate loans which could immediately reprice, thus limiting the magnitude of the impact of rate increases given that the majority of our portfolio is at fixed rates. In addition, the model includes an assumption of a quick repricing up of the funding base in a rising rate environment, and our recent shift to higher-cost brokered deposits and short-term borrowings in our funding mix has lead to a narrowing of the interest rate spread in the projection. As previously noted, these assumptions are inherently uncertain, and actual results may differ from simulated results. While we believe rates may continue to increase in 2023 at a slower pace than in the prior year, there is a possibility that the Federal Reserve may start to reduce rates later in the year or in 2024. We would expect net interest income to decline in a decreasing interest rate environment, as interest-earning assets reprice to lower rates and interest-bearing deposits repricing may lag given continued market competition for deposits.
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
As of December 31, 2022, the Company’s economic value of equity ("EVE") was generally liability sensitive in a rising interest rate environment and there has been no significant change in our EVE position from year end. The increase in EVE exposure to rising rates which occurred starting in 2022 is primarily due to the composition of the consolidated balance sheets combined with the pricing characteristics and assumptions of certain deposits. Specifically, starting in 2022, non-maturity deposits, generally with lower betas, have decreased and were replaced with short-term FHLB advances and short-term brokered deposits.
Inflation
Our financial statements have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation.
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
Part II. Other Information
Item 1 – Legal Proceedings
Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and its subsidiaries. Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings that management believes are material to the Company or its consolidated financial position.  If an exposure were to be identified, it is the Company’s policy to establish and accrue appropriate reserves during the accounting period in which a loss is deemed to be probable and the amount is determinable.
Item 1A – Risk Factors
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in the forepart of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC. There are no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Chief Financial Officer, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 9, 2023	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

May 9, 2023	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

May 9, 2023	BY:/s/ Blaise B. Buczkowski
Blaise B, Buczkowski Executive Vice President and Chief Accounting Officer