Form 10-Q
period 2023-06-30
FIRST BANCORP /NC/
filed 2023-08-08
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on July 31, 2023 was 41,083,178.

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

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands)	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and due from banks, noninterest-bearing	$101,215	101,133
Due from banks, interest-bearing	259,460	169,185
Total cash and cash equivalents	360,675	270,318

Securities available for sale	2,219,786	2,314,493
Securities held to maturity (fair values of $441,881 and $432,528)	537,821	541,700
Presold mortgages in process of settlement at fair value	4,953	1,282

Loans	7,897,629	6,665,145
Allowance for credit losses on loans	(109,230)	(90,967)
Net loans	7,788,399	6,574,178

Premises and equipment	152,443	134,187
Operating right-of-use lease assets	18,375	18,733
Accrued interest receivable	33,446	29,710
Goodwill	478,750	364,263
Other intangible assets	37,097	12,675
Bank-owned life insurance	181,659	164,592
Other assets	219,594	198,918
Total assets	$12,032,998	10,625,049

LIABILITIES
Deposits: Noninterest-bearing deposits	$3,639,930	3,566,003
Interest-bearing deposits	6,528,639	5,661,526
Total deposits	10,168,569	9,227,529
Borrowings	481,658	287,507
Accrued interest payable	4,845	2,738
Operating lease liabilities	19,109	19,391
Other liabilities	61,175	56,288
Total liabilities	10,735,356	9,593,453

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none as of June 30, 2023 and December 31, 2022	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 41,082,678 shares and 35,704,154 shares as of June 30, 2023 and December 31, 2022, respectively	960,851	725,153
Retained earnings	674,933	648,418
Stock in rabbi trust assumed in acquisition	(1,365)	(1,585)
Rabbi trust obligation	1,365	1,585
Accumulated other comprehensive loss	(338,142)	(341,975)
Total shareholders’ equity	1,297,642	1,031,596
Total liabilities and shareholders’ equity	$12,032,998	10,625,049
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share data - unaudited)	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$102,963	65,077	202,343	129,279
Interest on investment securities:
Taxable interest income	13,063	13,385	26,479	26,595
Tax-exempt interest income	1,120	1,104	2,250	2,152
Other, principally overnight investments	4,015	881	7,263	1,530
Total interest income	121,161	80,447	238,335	159,556
INTEREST EXPENSE
Interest on deposits	27,328	1,585	46,246	3,356
Interest on borrowings	6,848	592	12,618	1,052
Total interest expense	34,176	2,177	58,864	4,408

Net interest income	86,985	78,270	179,471	155,148
Provision for credit losses	3,700	—	15,151	3,500
Reversal of provision for unfunded commitments	(1,339)	—	(288)	(1,500)
Total provision for credit losses	2,361	—	14,863	2,000
Net interest income after provision for credit losses	84,624	78,270	164,608	153,148
NONINTEREST INCOME
Service charges on deposit accounts	4,114	3,700	8,008	7,241
Other service charges and fees	5,650	7,882	11,570	14,887
Fees from presold mortgage loans	557	454	963	1,575
Commissions from sales of financial products	1,413	1,151	2,719	2,096
SBA consulting fees	409	704	930	1,484
SBA loan sale gains	696	841	951	4,102
Bank-owned life insurance income	1,066	942	2,112	1,918
Other gains, net	330	1,590	518	3,212
Total noninterest income	14,235	17,264	27,771	36,515
NONINTEREST EXPENSE
Salaries expense	28,676	23,799	57,997	47,253
Employee benefits expense	6,165	6,310	12,558	11,888
Total personnel expense	34,841	30,109	70,555	59,141
Occupancy expense	3,547	3,122	7,235	6,506
Equipment related expenses	1,425	1,514	2,804	2,818
Merger and acquisition expenses	1,334	737	13,516	4,221
Intangibles amortization expense	2,049	953	4,194	1,970
Other operating expenses	18,397	12,963	37,464	26,207
Total noninterest expenses	61,593	49,398	135,768	100,863

Income before income taxes	37,266	46,136	56,611	88,800
Income tax expense	7,863	9,551	12,047	18,246

Net income	$29,403	36,585	44,564	70,554

Earnings per common share:
Basic	$0.72	1.03	1.09	1.98
Diluted	0.71	1.03	1.08	1.98

Dividends declared per common share	$0.22	0.22	0.44	0.44

Weighted average common shares outstanding:
Basic	40,721,840	35,474,664	40,665,172	35,476,902
Diluted	41,129,100	35,642,471	41,123,869	35,641,728
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands - unaudited)	2023	2022	2023	2022
Net income	$29,403	36,585	44,564	70,554
Other comprehensive income (loss):
Unrealized (losses) gains on securities available for sale:
Unrealized (losses) gains arising during the period	(31,415)	(109,623)	3,918	(291,418)
Tax benefit (expense)	7,273	25,192	(152)	66,968
Postretirement Plans:
Amortization of unrecognized net actuarial loss	44	44	88	88
Tax benefit	(10)	(10)	(21)	(20)
Other comprehensive (loss) income	(24,108)	(84,397)	3,833	(224,382)
Comprehensive income (loss)	$5,295	(47,812)	48,397	(153,828)
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended June 30, 2022
Balances, April 1, 2022	35,640	$723,441	559,004	(1,814)	1,814	(164,955)	1,117,490
Net income			36,585				36,585
Cash dividends declared ($0.22 per common share)			(7,850)				(7,850)
Change in Rabbi Trust Obligation				241	(241)		—
Stock withheld for payment of taxes	(14)	(486)					(486)
Stock-based compensation	58	1,001					1,001
Other comprehensive loss						(84,397)	(84,397)
Balances, June 30, 2022	35,684	$723,956	587,739	(1,573)	1,573	(249,352)	1,062,343

Three Months Ended June 30, 2023
Balances, April 1, 2023	40,987	$959,422	654,573	(1,608)	1,608	(314,034)	1,299,961
Net income			29,403				29,403
Cash dividends declared ($0.22 per common share)			(9,043)				(9,043)
Change in Rabbi Trust Obligation				243	(243)		—
Stock options exercised	23	488					488
Stock withheld for payment of taxes	(6)	(186)					(186)
Stock-based compensation	79	1,127					1,127
Other comprehensive income						(24,108)	(24,108)
Balances, June 30, 2023	41,083	$960,851	674,933	(1,365)	1,365	(338,142)	1,297,642

See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Six Months Ended June 30, 2022
Balances, January 1, 2022	35,629	$722,671	532,874	(1,803)	1,803	(24,970)	1,230,575
Net income			70,554				70,554
Cash dividends declared ($0.44 per common share)			(15,689)				(15,689)
Change in Rabbi Trust Obligation				230	(230)		—
Stock withheld for payment of taxes	(17)	(603)					(603)
Stock-based compensation	72	1,888					1,888
Other comprehensive loss						(224,382)	(224,382)
Balances, June 30, 2022	35,684	$723,956	587,739	(1,573)	1,573	(249,352)	1,062,343

Six Months Ended June 30, 2023
Balances, January 1, 2023	35,704	725,153	648,418	(1,585)	1,585	(341,975)	1,031,596
Net income			44,564				44,564
Cash dividends declared ($0.44 per common share)			(18,049)				(18,049)
Change in Rabbi Trust Obligation				220	(220)		—
Equity issued pursuant to acquisition	5,033	229,489					229,489
Stock options exercised	193	3,703					3,703
Stock withheld for payment of taxes	(6)	(186)					(186)
Stock-based compensation	159	2,692					2,692
Other comprehensive income (loss)						3,833	3,833
Balances, June 30, 2023	41,083	$960,851	674,933	(1,365)	1,365	(338,142)	1,297,642

See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2023	2022
Cash Flows From Operating Activities
Net income	$44,564	70,554
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses and unfunded commitments, net	14,863	2,000
Net security premium amortization	4,731	6,579
(Decrease) increase in net deferred tax asset	(2,324)	26,341
Loan discount accretion	(7,151)	(3,216)
Other purchase accounting amortization and accretion, net	2,317	(276)
Foreclosed property net gains	(35)	(372)
Other gains, net	(561)	(3,212)
Bank-owned life insurance income	(2,112)	(1,918)
Decrease in net deferred loan fees	(590)	(901)
Depreciation of premises and equipment	3,778	3,436
Amortization of operating lease right-of-use assets	1,090	1,012
Repayments of lease obligations	(1,014)	(912)
Stock-based compensation expense	2,245	1,548
Amortization of intangible assets	4,194	1,970
Amortization and impairment of SBA servicing assets	494	1,531
Fees/gains from sale of presold mortgages and SBA loans	(1,914)	(5,677)
Origination of presold mortgage loans in process of settlement	(44,954)	(78,141)
Proceeds from sales of presold mortgage loans in process of settlement	42,316	94,052
Origination of SBA loans for sale	(19,163)	(52,701)
Proceeds from sales of SBA and other loans	15,053	101,801
Increase (decrease) in accrued interest receivable	2,001	(604)
Decrease (increase) in other assets	4,048	(24,857)
Increase in accrued interest payable	1,725	41
Increase (decrease) in other liabilities	1,553	(7,561)
Net cash provided by operating activities	65,154	130,517
Cash Flows From Investing Activities
Purchases of securities available for sale	—	(354,765)
Purchases of securities held to maturity	—	(39,004)
Proceeds from maturities/issuer calls of securities available for sale	96,686	156,874
Proceeds from maturities/issuer calls of securities held to maturity	1,587	4,102
Proceeds from sales of securities available for sale	111,862	—
Purchases of Federal Reserve and FHLB stock, net	(15,285)	(7,838)
Proceeds from bank owned life insurance death benefits	137	5,827
Net increase in loans	(226,193)	(143,223)
Proceeds from sales of foreclosed properties	192	2,904
Purchases of premises and equipment	(1,854)	(2,702)
Proceeds from sales of premises and equipment	45	359
Net cash received in acquisition activities	22,610	—
Net cash used by investing activities	(10,213)	(377,466)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(106,165)	235,521
Net increase in short-term borrowings	154,973	—
Payments on long-term borrowings	(42)	(67)
Cash dividends paid – common stock	(16,867)	(14,961)
Proceeds from stock option exercises	3,703	—
Payment of taxes related to stock withheld	(186)	(603)
Net cash provided by financing activities	35,416	219,890
Increase in cash and cash equivalents	90,357	(27,059)
Cash and cash equivalents, beginning of period	270,318	461,162
Cash and cash equivalents, end of period	$360,675	434,103
(Continued)

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$54,694	4,644
Cash paid during the period for income taxes	12,917	15,719
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	3,765	(224,450)
Non-cash: Foreclosed loans transferred to other real estate	576	119
Non-cash: Accrued dividends at end of period	9,038	7,853
Acquisition of GrandSouth Bancorporation	See Note 2	—

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2023, the consolidated results of operations for the three and six months ended June 30, 2023 and 2022, and the consolidated cash flows for the six months ended June 30, 2023 and 2022. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for interim period are not necessarily indicative of the results that may be expected for the full year.
Reference is made to Note 1 of the 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements.
Certain reclassifications have been made to the June 30, 2022 and December 31, 2022 consolidated financial statements to be comparable to June 30, 2023. These reclassifications had no effect on net income.
The Company has evaluated all subsequent events through the date the financial statements were issued.
Accounting Standards Adopted in 2023
ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments contained in this Accounting Standards Update ("ASU") eliminate the accounting guidance for troubled debt restructurings ("TDR") by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This ASU also requires entities to disclose current period gross write-offs by year of origination for financing receivables. The Company adopted ASU 2022-02 effective January 1, 2023 using a modified retrospective transition approach for the amendments related to the recognition and measurement of TDRs. The impact of the adoption resulted in an immaterial change to the allowance for credit losses ("ACL"), thus no adjustment to retained earnings was recorded. Disclosures have been updated to reflect information on loan modifications given to borrowers experiencing financial difficulty as presented in Note 4. TDR disclosures are presented for comparative periods only and are not required to be updated in current periods. Additionally, the current year vintage disclosure included in Note 4 has been updated to reflect gross charge-offs by year of origination for the six months ended June 30, 2023.
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
ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." In 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The objective of the guidance in Topic 848 was to provide relief during the temporary transition period and the FASB included a sunset provision based on expectations of when the London Interbank Offered Rate ("LIBOR") would cease being published. The United Kingdom Financial Conduct

Index
Authority has announced that the intended LIBOR cessation date has been extended from December 31, 2021 to June 30, 2023. As such, ASU 2022-06 defers the sunset date previously set to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848; moreover, it applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2022-06 was adopted upon issuance. The Company will continue to elect various optional expedients for contract modifications affected by rate reference reform through the effective date of this guidance with no material effect on its financial statements.
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

Index
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

Loans: Fair value of loans acquired was based on a discounted cash flow methodology that considered factors including loan type and related collateral, classification status, remaining term of the loan, fixed or variable interest rate, amortization status, and current discount rates. Expected cash flows were derived using inputs consistent with management's assessment of credit risk for allowance measurement, including estimated future credit losses and estimated prepayments. A total fair value mark of $29.5 million was recorded. Purchased loans with financial deterioration ("PCD loans") were determined based primarily on internal grades, delinquency status, and other evidence of credit deterioration. The Company calculated the "Day 1" allowance of $5.6 million on PCD loans in accordance with its current expected credit loss model ("CECL") and reclassified that amount from the fair value mark to establish the initial ACL on PCD loans. The following table presents additional information related to the acquired loan portfolio at the acquisition date:

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

Intangible assets: Core deposit intangible ("CDI") asset represents the value of the relationships with deposit customers. The fair value for the core deposit intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of deposit base, net maintenance cost attributable to customer deposits and an estimate of the cost associated with alternative funding sources. The discount rates used for CDI assets were based on market rates. The CDI is being amortized over 10 years utilizing the sum of the months digits accelerated method, which results in a weighted-average amortization period of approximately 41 months.

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

Merger-related costs related to this acquisition of $1.3 million and $13.5 million for the three and six months ended June 30, 2023 were recorded by the Company and were excluded from the pro forma information below. In addition, no adjustments have been made to such pro forma information to eliminate the provision for loan losses recorded by GrandSouth in the amount of $0.1 million and $0.4 million for the three and six months ended June 30, 2022.

Pro forma information for the three and six months ended June 30, 2023 was adjusted to eliminate the following: 1) the non-PCD provision for loan losses recorded on the acquisition date of $12.2 million and 2) the initial recording of a provision for credit losses associated with GrandSouth’s unfunded commitments of $1.9 million. If the GrandSouth acquisition had occurred at the beginning of 2022, the acquisition date credit loss reserve amounts would have been included in the fair value measurements of GrandSouth and also included in the goodwill calculation.

The following table also discloses the impact of the acquisition of GrandSouth from the acquisition date of January 1, 2023 through June 30, 2023. These amounts are included in the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2023. Merger-related costs have been excluded from these

Index
amounts and the provisions for credit loss amounts associated with non-PCD loans and unfunded commitments that were discussed above have also been excluded.

($ in thousands)	For the three months ended		For the six months ended
	June 30, 2023		June 30, 2023
	Revenue	Net Income	Revenue	Net Income
Actual GrandSouth results included in statement of income since acquisition date	$13,767	$5,132	$29,307	$10,951

($ in thousands)	For the three months ended		For the six months ended
	June 30, 2022		June 30, 2022
	Revenue	Net Income	Revenue	Net Income
Supplemental consolidated pro forma for the Company as if GrandSouth had been acquired on January 1, 2022	110,248	39,746	220,672	77,213

Note 3 – Securities

The book values and approximate fair values of investment securities at June 30, 2023 and December 31, 2022 are summarized as follows:

($ in thousands)	June 30, 2023				December 31, 2022
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
U.S. Treasuries	$174,601	169,613	—	(4,988)	174,420	168,758	—	(5,662)
Government-sponsored enterprise securities	71,960	58,511	—	(13,449)	71,957	57,456	—	(14,501)
Mortgage-backed securities	2,393,696	1,973,539	1	(420,158)	2,467,839	2,045,000	4	(422,843)
Corporate bonds	19,674	18,123	—	(1,551)	44,340	43,279	—	(1,061)
Total available for sale	$2,659,931	2,219,786	1	(440,146)	2,758,556	2,314,493	4	(444,067)

Securities held to maturity:
Mortgage-backed securities	$13,502	12,610	—	(892)	15,150	14,221	—	(929)
State and local governments	524,319	429,271	6	(95,054)	526,550	418,307	7	(108,250)
Total held to maturity	$537,821	441,881	6	(95,946)	541,700	432,528	7	(109,179)

All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSE"), except for private mortgage-backed securities with a fair value of $0.8 million and $0.8 million as of June 30, 2023 and December 31, 2022, respectively.

The following table presents information regarding all securities with unrealized losses at June 30, 2023:

Index

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$—	—	169,613	4,988	169,613	4,988
Government-sponsored enterprise securities	—	—	58,511	13,449	58,511	13,449
Mortgage-backed securities	39,491	1,836	1,945,483	419,214	1,984,974	421,050
Corporate bonds	2,618	306	13,754	1,245	16,372	1,551
State and local governments	5,240	38	423,008	95,016	428,248	95,054
Total unrealized loss position	$47,349	2,180	2,610,369	533,912	2,657,718	536,092

The following table presents information regarding all securities with unrealized losses at December 31, 2022:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$168,758	5,662	—	—	168,758	5,662
Government-sponsored enterprise securities	—	—	57,456	14,501	57,456	14,501
Mortgage-backed securities	221,006	18,215	1,835,958	405,557	2,056,964	423,772
Corporate bonds	40,644	947	886	114	41,530	1,061
State and local governments	48,385	8,323	368,897	99,927	417,282	108,250
Total unrealized loss position	$478,793	33,147	2,263,197	520,099	2,741,990	553,246
As of June 30, 2023, the Company's securities portfolio held 657 securities of which 645 securities were in an unrealized loss position. As of December 31, 2022, the Company's securities portfolio held 666 securities of which 644 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at June 30, 2023 and December 31, 2022 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from one state or local government entity. Nearly all of our mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or the Small Business Administration ("SBA"), each of which is a government agency or GSE and guarantees the repayment of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At June 30, 2023 and December 31, 2022, the Company determined that expected credit losses associated with held to maturity debt securities were insignificant.
The book values and approximate fair values of investment securities at June 30, 2023, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Index

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$99,944	97,508	—	—
Due after one year but within five years	77,166	74,338	996	887
Due after five years but within ten years	88,125	73,458	92,917	77,987
Due after ten years	1,000	943	430,406	350,397
Mortgage-backed securities	2,393,696	1,973,539	13,502	12,610
Total securities	$2,659,931	2,219,786	537,821	441,881
At June 30, 2023 and December 31, 2022, investment securities with carrying values of $1.6 billion and $758.0 million, respectively, were pledged as collateral for public deposits or at the Federal Reserve Bank of Richmond ("Federal Reserve") as security on lines of credit.
At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
There were no sales of investment securities during the three or six months ended June 30, 2023.
Included in “Other assets” in the Consolidated Balance Sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve stock totaling $54.9 million and $39.6 million at June 30, 2023 and December 31, 2022, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost and fair value of $22.1 million and $14.7 million at June 30, 2023 and December 31, 2022, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost and fair value of $32.7 million and $24.9 million at June 30, 2023 and December 31, 2022, respectively, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at June 30, 2023 was approximately 1.59, which means the Company would have received approximately 19,649 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon their conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.

Index
Note 4 – Loans, Allowance for Credit Losses, and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2023		December 31, 2022
	Amount	Percentage	Amount	Percentage
Commercial and industrial	$888,391	11%	$641,941	9%
Construction, development & other land loans	1,109,769	14%	934,176	14%
Commercial real estate - owner occupied	1,222,189	16%	1,036,270	16%
Commercial real estate - non owner occupied	2,423,262	31%	2,123,811	32%
Multi-family real estate	392,120	5%	350,180	5%
Residential 1-4 family real estate	1,461,068	18%	1,195,785	18%
Home equity loans/lines of credit	334,566	4%	323,726	5%
Consumer loans	67,077	1%	60,659	1%
Subtotal	7,898,442	100%	6,666,548	100%
Unamortized net deferred loan fees	(813)		(1,403)
Total loans	$7,897,629		$6,665,145

Also included in the table above are various SBA loans, generally originated under the SBA 7A program, with additional information on these loans presented in the table below.

($ in thousands)	June 30, 2023	December 31, 2022
Guaranteed portions of SBA loans included in table above	$39,339	31,893
Unguaranteed portions of SBA loans included in table above	114,643	116,910
Total SBA loans included in the table above	$153,982	148,803

Sold portions of SBA loans with servicing retained - not included in tables above	$371,943	392,370

At June 30, 2023 and December 31, 2022, there were remaining unaccreted discounts on the retained portion of sold SBA loans amounting to $3.8 million and $4.3 milion, respectively.

At June 30, 2023 and December 31, 2022, loans in the amount of $6.1 billion and $5.3 billion, respectively, were pledged as collateral for certain borrowings.

At June 30, 2023 and December 31, 2022, total loans included loans to executive officers and directors of the Company, and their associates, totaling approximately $5.8 million and $6.0 million, respectively. There were two new loans and advances on existing loans totaling approximately $0.1 million for the six months ended June 30, 2023 and repayments amounted to $0.3 million for that period. Available credit on related party loans totaled $1.2 million at June 30, 2023 and December 31, 2022. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.
As of June 30, 2023 and December 31, 2022, unamortized discounts on all acquired loans totaled $29.2 million and $11.6 million, respectively. Loan discounts are generally amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
Nonperforming assets ("NPA") are defined as nonaccrual loans, modifications to borrowers in financial distress, loans past due 90 or more days and still accruing interest, foreclosed real estate, and prior to the adoption of ASU 2022-02 on January 1, 2023, TDRs.

Index
The following table summarizes the NPAs for each period presented.

($ in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans	$29,876	28,514
Modifications to borrowers in financial distress	4,862	—
TDRs - accruing	—	9,121
Total nonperforming loans	34,738	37,635
Foreclosed real estate	1,077	658
Total nonperforming assets	$35,815	38,293
At June 30, 2023 and December 31, 2022, the Company had $2.7 million and $0.8 million, respectively, in residential mortgage loans in the process of foreclosure.
At both June 30, 2023 and December 31, 2022, there was one loan, respectively, with an immaterial commitment to lend additional funds to borrowers whose loans were nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories as of June 30, 2023:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	11,299	11,299
Construction, development & other land loans	—	265	265
Commercial real estate - owner occupied	3,277	7,988	11,265
Commercial real estate - non owner occupied	673	1,153	1,826
Multi-family real estate	—	—	—
Residential 1-4 family real estate	—	3,198	3,198
Home equity loans/lines of credit	—	1,867	1,867
Consumer loans	—	156	156
Total	$3,950	25,926	29,876

The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2022:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$3,855	6,374	10,229
Construction, development & other land loans	—	1,009	1,009
Commercial real estate - owner occupied	3,903	5,770	9,673
Commercial real estate - non owner occupied	1,107	1,725	2,832
Multi-family real estate	—	—	—
Residential 1-4 family real estate	157	3,132	3,289
Home equity loans/lines of credit	—	1,397	1,397
Consumer loans	—	85	85
Total	$9,022	19,492	28,514

There was no interest income recognized during the periods presented on nonaccrual loans. The Company follows its nonaccrual policy of reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.

Index
The following table represents the accrued interest receivables written off by reversing interest income during each period indicated:

($ in thousands)	Six Months Ended June 30, 2023	For the Year Ended December 31, 2022	Six Months Ended June 30, 2022
Commercial and industrial	$162	102	33
Construction, development & other land loans	2	16	16
Commercial real estate - owner occupied	64	123	100
Commercial real estate - non owner occupied	7	15	2
Multi-family real estate	—	1	—
Residential 1-4 family real estate	20	45	25
Home equity loans/lines of credit	16	20	6
Consumer loans	1	2	2
Total	$272	324	184

The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2023:

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial and industrial	$702	1,127	—	11,299	875,263	888,391
Construction, development & other land loans	585	22	—	265	1,108,897	1,109,769
Commercial real estate - owner occupied	525	400	—	11,265	1,209,999	1,222,189
Commercial real estate - non owner occupied	61	634	—	1,826	2,420,741	2,423,262
Multi-family real estate	—	—	—	—	392,120	392,120
Residential 1-4 family real estate	1,027	1,814	—	3,198	1,455,029	1,461,068
Home equity loans/lines of credit	550	673	—	1,867	331,476	334,566
Consumer loans	229	56	—	156	66,636	67,077
Total	$3,679	4,726	—	29,876	7,860,161	7,898,442
Unamortized net deferred loan fees						(813)
Total loans						7,897,629

Index
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2022:

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial and industrial	$438	565	—	10,229	630,709	641,941
Construction, development & other land loans	238	1,687	—	1,009	931,242	934,176
Commercial real estate - owner occupied	124	48	—	9,673	1,026,425	1,036,270
Commercial real estate - non owner occupied	496	49	—	2,832	2,120,434	2,123,811
Multi-family real estate	—	—	—	—	350,180	350,180
Residential 1-4 family real estate	3,415	25	—	3,289	1,189,056	1,195,785
Home equity loans/lines of credit	457	371	—	1,397	321,501	323,726
Consumer loans	249	66	—	85	60,259	60,659
Total	$5,417	2,811	—	28,514	6,629,806	6,666,548
Unamortized net deferred loan fees						(1,403)
Total loans						$6,665,145
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
The following table presents an analysis of collateral dependent loans of the Company as of June 30, 2023:

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial and industrial	$—	1,626	—	—	1,626
Commercial real estate - owner occupied	—	—	—	5,830	5,830
Commercial real estate - non owner occupied	—	—	—	673	673
Total	$—	1,626	—	6,503	8,129

The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2022:

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial and industrial	$—	6,394	—	—	6,394
Commercial real estate - owner occupied	—	—	—	4,578	4,578
Commercial real estate - non owner occupied	—	—	—	2,145	2,145
Residential 1-4 family real estate	157	—	—	—	157
Total	$157	6,394	—	6,723	13,274

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

The following tables presents the activity in the ACL on loans for each of the periods indicated. Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2023, adjustments for acquired loan portfolios. Much of the change to the level of ACL during the six months ended June 30, 2023 is attributed to the acquisition of GrandSouth. In addition to the "Day 1" allowance recorded for PCD loans of $5.6 million, the Company recorded a "Day 2" initial provision of $12.2 million related to the non-PCD loans in the GrandSouth portfolio. The balance of the change was a result of updated economic forecast inputs to our CECL model driving higher loss rate assumptions, primarily due to some deterioration in the commercial real estate index.

($ in thousands)	Beginning balance	"Day 1" ACL for acquired PCD loans	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended June 30, 2023
Commercial and industrial	$23,073	—	(1,534)	492	1,411	23,442
Construction, development & other land loans	18,986	—	—	158	(667)	18,477
Commercial real estate - owner occupied	16,082	—	—	34	265	16,381
Commercial real estate - non owner occupied	25,990	—	—	38	246	26,274
Multi-family real estate	3,204	—	—	3	739	3,946
Residential 1-4 family real estate	12,285	—	—	79	1,941	14,305
Home equity loans/lines of credit	3,481	—	—	40	196	3,717
Consumer loans	3,295	—	(217)	41	(431)	2,688
Total	$106,396	—	(1,751)	885	3,700	109,230

As of and for the six months ended June 30, 2023
Commercial and industrial	$17,718	5,197	(3,711)	766	3,472	23,442
Construction, development & other land loans	15,128	49	—	223	3,077	18,477
Commercial real estate - owner occupied	14,972	191	—	70	1,148	16,381
Commercial real estate - non owner occupied	22,780	51	(235)	432	3,246	26,274
Multi-family real estate	2,957	—	—	7	982	3,946
Residential 1-4 family real estate	11,354	113	—	225	2,613	14,305
Home equity loans/lines of credit	3,158	8	(2)	74	479	3,717
Consumer loans	2,900	1	(424)	77	134	2,688
Total	$90,967	5,610	(4,372)	1,874	15,151	109,230

Index

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the year ended December 31, 2022
Commercial and industrial	$16,249	(2,519)	756	3,232	17,718
Construction, development & other land loans	16,519	—	480	(1,871)	15,128
Commercial real estate - owner occupied	12,317	(214)	691	2,178	14,972
Commercial real estate - non owner occupied	16,789	(849)	1,281	5,559	22,780
Multi-family real estate	1,236	—	11	1,710	2,957
Residential 1-4 family real estate	8,686	—	17	2,651	11,354
Home equity loans/lines of credit	4,337	(43)	600	(1,736)	3,158
Consumer loans	2,656	(840)	207	877	2,900
Total	$78,789	(4,465)	4,043	12,600	90,967

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended June 30, 2022
Commercial and industrial	$16,013	(728)	223	(58)	15,450
Construction, development & other land loans	16,057	—	130	(16)	16,171
Commercial real estate - owner occupied	15,274	(18)	529	(864)	14,921
Commercial real estate - non owner occupied	19,440	(800)	768	716	20,124
Multi-family real estate	2,613	—	3	(467)	2,149
Residential 1-4 family real estate	8,159	—	11	480	8,650
Home equity loans/lines of credit	2,074	—	128	(116)	2,086
Consumer loans	2,439	(214)	80	325	2,630
Total	$82,069	(1,760)	1,872	—	82,181

As of and for the six months ended June 30, 2022
Commercial and industrial	$16,249	(1,518)	470	249	15,450
Construction, development & other land loans	16,519	—	267	(615)	16,171
Commercial real estate - owner occupied	12,317	(18)	560	2,062	14,921
Commercial real estate - non owner occupied	16,789	(845)	889	3,291	20,124
Multi-family real estate	1,236	—	6	907	2,149
Residential 1-4 family real estate	8,686	—	15	(51)	8,650
Home equity loans/lines of credit	4,337	(41)	361	(2,571)	2,086
Consumer loans	2,656	(381)	127	228	2,630
Total	$78,789	(2,803)	2,695	3,500	82,181

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

In the tables that follow, substantially all of the "Classified" loans have grades of 7 or Fail, with those categories having similar levels of risk.

The tables below present the Company’s recorded investment in loans by credit quality indicators by year of origination or renewal as of the periods indicated. Acquired loans are presented in the year originated, not in the year of acquisition.

Index

	Term Loans by Year of Origination
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
As of June 30, 2023
Commercial and industrial
Pass	$74,660	181,469	115,551	84,957	48,034	67,670	298,082	870,423
Special Mention	347	486	335	502	1,094	889	1,068	4,721
Classified	297	1,244	1,991	1,601	1,252	5,274	1,588	13,247
Total commercial and industrial	75,304	183,199	117,877	87,060	50,380	73,833	300,738	888,391
Gross charge-offs, YTD	—	146	696	32	556	764	1,517	3,711
Construction, development & other land loans
Pass	310,613	466,562	214,178	22,440	15,743	9,253	67,372	1,106,161
Special Mention	387	2,212	—	22	—	99	23	2,743
Classified	404	104	81	8	16	228	24	865
Total construction, development & other land loans	311,404	468,878	214,259	22,470	15,759	9,580	67,419	1,109,769
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied
Pass	93,809	316,395	325,281	210,414	101,728	123,372	17,491	1,188,490
Special Mention	730	279	720	3,798	5,949	5,850	635	17,961
Classified	425	3,128	1,749	267	2,443	7,636	90	15,738
Total commercial real estate - owner occupied	94,964	319,802	327,750	214,479	110,120	136,858	18,216	1,222,189
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Commercial real estate - non owner occupied
Pass	263,968	750,657	781,011	326,322	144,933	115,805	23,895	2,406,591
Special Mention	373	218	40	4,604	1,348	6,087	—	12,670
Classified	96	1,090	16	—	1,425	1,374	—	4,001
Total commercial real estate - non owner occupied	264,437	751,965	781,067	330,926	147,706	123,266	23,895	2,423,262
Gross charge-offs, YTD	—	—	235	—	—	—	—	235
Multi-family real estate
Pass	35,169	146,618	135,882	45,914	12,650	11,561	4,326	392,120
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total multi-family real estate	35,169	146,618	135,882	45,914	12,650	11,561	4,326	392,120
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	153,127	393,590	318,229	198,500	98,969	281,467	1,715	1,445,597
Special Mention	697	44	196	151	607	2,036	19	3,750
Classified	312	245	374	811	436	8,928	615	11,721
Total residential 1-4 family real estate	154,136	393,879	318,799	199,462	100,012	292,431	2,349	1,461,068
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Home equity loans/lines of credit
Pass	1,770	3,404	1,275	298	606	1,752	315,797	324,902
Special Mention	223	—	120	—	—	17	77	437
Classified	107	66	151	93	98	125	8,587	9,227
Total home equity loans/lines of credit	2,100	3,470	1,546	391	704	1,894	324,461	334,566
Gross charge-offs, YTD	—	—	—	—	—	—	2	2
Consumer loans
Pass	9,298	16,548	6,956	3,097	808	826	28,963	66,496
Special Mention	—	—	—	—	—	—	—	—
Classified	233	146	77	13	5	12	95	581
Total consumer loans	9,531	16,694	7,033	3,110	813	838	29,058	67,077
Gross charge-offs, YTD	5	8	22	3	—	—	386	424
Total loans	$947,045	2,284,505	1,904,213	903,812	438,144	650,261	770,462	7,898,442
Unamortized net deferred loan fees								(813)
Total loans, net of deferred loan fees								7,897,629
Total gross charge-offs, year to date	$5	154	953	35	556	764	1,905	4,372

Index

	Term Loans by Year of Origination
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
As of December 31, 2022
Commercial and industrial
Pass	$185,167	107,747	85,110	51,274	590	76,588	120,590	627,066
Special Mention	342	166	648	1,312	—	990	332	3,790
Classified	734	1,909	808	1,384	—	5,762	488	11,085
Total commercial and industrial	186,243	109,822	86,566	53,970	590	83,340	121,410	641,941
Construction, development & other land loans
Pass	550,752	267,096	42,421	30,973	—	12,722	19,519	923,483
Special Mention	5,128	5	3,679	—	—	100	13	8,925
Classified	656	107	38	899	—	44	24	1,768
Total construction, development & other land loans	556,536	267,208	46,138	31,872	—	12,866	19,556	934,176
Commercial real estate - owner occupied
Pass	258,025	305,324	190,464	96,495	179	141,053	15,499	1,007,039
Special Mention	1,170	1,070	4,042	6,926	—	3,277	665	17,150
Classified	3,060	208	84	1,572	—	6,790	367	12,081
Total commercial real estate - owner occupied	262,255	306,602	194,590	104,993	179	151,120	16,531	1,036,270
Commercial real estate - non owner occupied
Pass	718,696	747,653	319,708	141,284	—	168,096	21,159	2,116,596
Special Mention	545	44	394	1,363	—	1,180	—	3,526
Classified	420	1,057	—	884	—	1,328	—	3,689
Total commercial real estate - non owner occupied	719,661	748,754	320,102	143,531	—	170,604	21,159	2,123,811
Multi-family real estate
Pass	119,922	133,701	59,452	9,669	—	15,212	12,224	350,180
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total multi-family real estate	119,922	133,701	59,452	9,669	—	15,212	12,224	350,180
Residential 1-4 family real estate
Pass	317,282	274,756	186,102	98,559	185	301,885	1,379	1,180,148
Special Mention	1,189	127	110	470	—	2,416	—	4,312
Classified	763	251	221	359	—	9,072	659	11,325
Total residential 1-4 family real estate	319,234	275,134	186,433	99,388	185	313,373	2,038	1,195,785
Home equity loans/lines of credit
Pass	869	1,091	349	237	—	2,020	309,786	314,352
Special Mention	175	—	—	—	—	18	1,072	1,265
Classified	106	156	94	87	—	213	7,453	8,109
Total home equity loans/lines of credit	1,150	1,247	443	324	—	2,251	318,311	323,726
Consumer loans
Pass	35,406	7,946	3,610	1,056	3	1,250	10,953	60,224
Special Mention	—	—	—	—	—	—	—	—
Classified	320	31	3	1	—	25	55	435
Total consumer loans	35,726	7,977	3,613	1,057	3	1,275	11,008	60,659
Total loans	$2,200,727	1,850,445	897,337	444,804	957	750,041	522,237	6,666,548
Unamortized net deferred loan fees								(1,403)
Total loans, net of deferred loan fees								6,665,145

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

The followings tables present the amortized cost basis at June 30, 2023 of the loans modified during the three and six months then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted. Percentages labeled as "NM" are not measurable to the class of financing receivable, as they are less than 0.1% of the total class.

($ in thousands)	Payment Delay	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended June 30, 2023
Commercial and industrial	$1,363	30	—	1,393	0.16%
Commercial real estate - owner occupied	188	287	—	475	0.04%
Residential 1-4 family real estate	—	469	—	469	0.03%
Home equity loans/lines of credit	—	1,317	—	1,317	0.39%
Total	$1,551	2,103	—	3,654	0.05%

As of and for the six months ended June 30, 2023
Commercial and industrial	$1,513	105	—	1,618	0.18%
Construction, development & other land loans	—	502	12	514	0.05%
Commercial real estate - owner occupied	188	287	—	475	0.04%
Commercial real estate - non owner occupied	—	96	—	96	NM
Residential 1-4 family real estate	—	515	—	515	0.04%
Home equity loans/lines of credit	—	1,416	—	1,416	0.42%
Consumer loans	—	228	—	228	0.34%
Total	$1,701	3,149	12	4,862	0.06%
For the three and six months ended June 30, 2023, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.
The following tables describes the financial effect for the three and six months ended June 30, 2023 of the modifications made for borrowers experiencing financial difficulty:

Index

	Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
For the three months ended June 30, 2023
Commercial and industrial	—%	2	25
Commercial real estate - owner occupied	—%	12	49
Residential 1-4 family real estate	—%	0	25
Home equity loans/lines of credit	—%	0	42

For the six months ended June 30, 2023
Commercial and industrial	—%	2	13
Construction, development & other land loans	1.50%	0	7
Commercial real estate - owner occupied	—%	12	49
Commercial real estate - non owner occupied	—%	0	15
Residential 1-4 family real estate	—%	0	24
Home equity loans/lines of credit	—%	0	40
Consumer loans	—%	0	6
The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of June 30, 2023:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$1,618	—	—	—
Construction, development & other land loans	514	—	—	—
Commercial real estate - owner occupied	475	—	—	—
Commercial real estate - non owner occupied	96	—	—	—
Multi-family real estate	—	—	—	—
Residential 1-4 family real estate	345	—	170	—
Home equity loans/lines of credit	1,416	—	—	—
Consumer loans	228	—	—	—
	$4,692	—	170	—
None of the modifications made for borrowers experiencing financial difficulty during the three and six months ended June 30, 2023 are considered to have had a payment default.
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
The vast majority of the Company’s TDRs modified during the periods ended June 30, 2022 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.
The Company’s TDRs are classified as either nonaccrual or accruing based on the loan’s payment status. The TDRs that were nonaccrual were reported within the nonaccrual loan totals presented previously.

Index
The following table presents information related to loans modified in a TDR during the three and six months ended June 30, 2022.

	For the three months ended June 30, 2022			For the six months ended June 30, 2022
($ in thousands)	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
TDRs - Accruing
Commercial and industrial	1	$161	161	1	$161	161
Construction, development & other land loans	1	131	131	1	131	131
Residential 1-4 family real estate	—	—	—	1	36	36
Home equity loans/lines of credit	2	203	203	2	203	203

TDRs - Nonaccrual
Commercial and industrial	2	259	259	3	300	300
Commercial real estate - owner occupied	1	244	244	2	784	784
Residential 1-4 family real estate	—	—	—	1	36	36

Total TDRs arising during period	7	$998	998	11	$1,651	1,651
The Company considered a TDR loan to have defaulted when it became 90 or more days delinquent under the modified terms, had been transferred to nonaccrual status, or had been transferred to foreclosed real estate. There were no accruing TDRs that were modified in the previous twelve months and that defaulted during the three and six months ended June 30, 2022.
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
Allowance for Credit Losses - Unfunded Loan Commitments
In addition to the ACL on loans, the Company maintains an ACL for lending-related commitments such as unfunded loan commitments and letters of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for unfunded commitments expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL on loans. The ACL for unfunded loan commitments of $13.0 million and $13.3 million at June 30, 2023 and December 31, 2022, respectively, were separately classified on the Consolidated Balance Sheets within "Other liabilities."
The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2023 and 2022 and for the twelve months ended December 31, 2022:

Index

($ in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Beginning balance	$13,306	13,506	13,506
"Day 2" provision for credit losses on unfunded commitments acquired from GrandSouth	1,921	—	—
Charge-offs	—	—	—
Recoveries	—	—	—
Reversal of provision for unfunded commitments	(2,209)	(200)	(1,500)
Ending balance	$13,018	13,306	12,006

Allowance for Credit Losses - Securities Held to Maturity
The ACL for securities held to maturity was insignificant at June 30, 2023 and December 31, 2022.
Note 5 – Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2023 and December 31, 2022, and the carrying amount of unamortized intangible assets as of those same dates.

	June 30, 2023		December 31, 2022
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$2,700	2,007	2,700	1,847
Core deposit intangibles	57,890	25,296	29,050	21,274
Other intangibles	100	71	100	58
Intangibles before servicing assets	60,690	27,374	31,850	23,179
SBA servicing assets	13,536	9,755	13,264	9,260
Total amortizable intangible assets	$74,226	37,129	45,114	32,439
Unamortizable intangible assets:
Goodwill	$478,750		364,263
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
Amortization expense of all other intangible assets, excluding the SBA servicing assets, totaled $2.0 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $4.2 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively.
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

Index
The following table presents the changes in the SBA servicing assets and SBA servicing income for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Beginning balance, net	$3,897	5,591	4,004	5,472
Add: New servicing assets	195	281	271	1,026
Less: Amortization and impairment expense	311	905	494	1,531
Ending balance, net	$3,781	4,967	3,781	4,967

SBA guaranteed servicing income	$863	992	1,847	1,781
At June 30, 2023 and December 31, 2022, the Company serviced SBA loans totaling $371.9 million and $392.4 million, respectively, for others. There were no other loans serviced in any period presented.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31 of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. No triggering events were identified during 2023 to date or in 2022, and therefore, the Company did not perform interim impairment evaluations in either of those periods. Each of the Company's goodwill impairment evaluations for the periods presented, including the most recent October 2022 evaluation, indicated that there was no goodwill impairment.

The following table presents the changes in carrying amounts of goodwill:

($ in thousands)	Total Goodwill
Balance at December 31, 2021	$364,263
Net activity during 2022	—
Balance at December 31, 2022	364,263
Additions from acquisition of GrandSouth	114,487
Balance at June 30, 2023	$478,750
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

($ in thousands)	Estimated Amortization Expense
July 1, 2023 to December 31, 2023	$3,808
2024	6,604
2025	5,672
2026	4,705
2027	3,951
Thereafter	8,576
Total	$33,316

Index
Note 6 - Borrowings
The following tables present information regarding the Company’s outstanding borrowings at June 30, 2023 and December 31, 2022 (dollars in thousands):

Description	Due date	Call Feature	June 30, 2023	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$8	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	891	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	208	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	34	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	155	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	155	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	322	0.50% fixed
FHLB Daily Rate Credit	7/13/2023	None	75,000	5.24% fixed
FHLB Fixed Rate Credit	9/13/2023	None	300,000	5.17% fixed
FHLB Fixed Rate Hybrid	9/29/2023	None	5,000	0.40% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	7.95% at 6/30/23 adjustable rate 3 month LIBOR + 2.65%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.05% at 6/30/23 adjustable rate 3 month LIBOR + 2.75%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	7.66% at 6/30/23 adjustable rate 3 month LIBOR + 2.15%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	7.26% at 6/30/23 adjustable rate 3 month LIBOR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	6.26% at 6/30/23 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	6/23/2036	Quarterly by the Company beginning 6/23/2011	8,248	7.39% at 6/30/23 adjustable rate 3 month LIBOR + 1.85%
Subordinated Debentures	11/30/2028	Semi-annually by Company beginning 11/30/2023	10,000	6.50% fixed
Subordinated Debentures	11/15/2030	Semi-annually by Company beginning 11/15/2025	18,000	4.38% fixed
Total borrowings / weighted average rate as of June 30, 2023			487,097	5.44%
Unamortized discount on acquired borrowings			(5,439)
Total borrowings			$481,658

As discussed in Note 1, with the June 30, 2023 cessation of LIBOR, the index for the interest rates on the Company's trust preferred securities will automatically convert to the 3-month CME Term SOFR plus a spread intended to approximate the current interest rate. No material impact on the Company's financial statements is anticipated upon the next interest rate reset based on the SOFR index.

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
Note 7 – Leases
The Company enters into leases in the normal course of business. As of June 30, 2023, the Company leased 17 branch offices for which the land and buildings are leased and 10 branch offices for which the land is leased but the buildings are owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from July 2023 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 19.3 years as of June 30, 2023. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets. The short-term lease cost for each period presented was insignificant.
Leases are classified as either operating or finance leases at the lease commencement date, and as previously noted, all of the Company's leases have been determined to be operating leases. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the applicable lease term. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

Index
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.07% as of June 30, 2023.
Total operating lease expenses were $0.8 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $1.5 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. The right-of-use assets and lease liabilities were $18.4 million and $19.1 million as of June 30, 2023, respectively, and were $18.7 million and $19.4 million as of December 31, 2022, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2023 are as follows.

($ in thousands)
July 1, 2023 to December 31, 2023	$1,180
2024	2,163
2025	1,706
2026	1,685
2027	1,547
Thereafter	18,441
Total undiscounted lease payments	26,722
Less effect of discounting	(7,613)
Present value of estimated lease payments (lease liability)	$19,109
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
The Company recorded periodic pension cost totaling $50,000 and $51,000 for the three months ended June 30, 2023 and 2022, respectively, and $101,000 and $102,000 for the six months ended June 30, 2023 and 2022, respectively. The following table contains the components of the pension cost:

	For the Three Months Ended June 30,
	2023			2022
($ in thousands)	Pension Plan	SERP	Total Both Plans	Pension Plan	SERP	Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	266	28	294	267	28	295
Expected return on plan assets	(288)	—	(288)	(288)	—	(288)
Amortization of net loss (gain)	180	(136)	44	180	(136)	44
Net periodic pension cost	$158	(108)	50	159	(108)	51

	For the Six Months Ended June 30,
	2023			2022
($ in thousands)	Pension Plan	SERP	Total Both Plans	Pension Plan	SERP	Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	533	56	589	534	56	590
Expected return on plan assets	(576)	—	(576)	(576)	—	(576)
Amortization of net (gain)/loss	360	(272)	88	360	(272)	88
Net periodic pension cost	$317	(216)	101	318	(216)	102

Index
The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first six months of 2023 and does not expect to contribute to the Pension Plan in the remainder of 2023. Effective March 31, 2023, the Company determined that the Pension Plan will be terminated during 2023 and a termination cost estimate of $2.4 million is included in the accompanying consolidated income statement.
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2023:

($ in thousands) Description of Financial Instruments	Fair Value at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
U.S. Treasury	$169,613	—	169,613	—
Government-sponsored enterprise securities	58,511	—	58,511	—
Mortgage-backed securities	1,973,539	—	1,973,539	—
Corporate bonds	18,123	—	18,123	—
Total available for sale securities	$2,219,786	—	2,219,786	—

Presold mortgages in process of settlement	$4,953	4,953	—	—

Nonrecurring
Individually evaluated loans	$2,399	—	—	2,399

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
The following is a description of the valuation methodologies used for financial instruments measured at fair value.
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
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)	Fair Value at June 30, 2023	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$2,399	Appraised value	Discounts applied for estimated costs to sell	10%
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

The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2023 and December 31, 2022 were as follows:

		June 30, 2023		December 31, 2022
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$101,215	101,215	101,133	101,133
Due from banks, interest-bearing	Level 1	259,460	259,460	169,185	169,185
Securities held to maturity	Level 2	537,821	441,881	541,700	432,528
Total loans, net of allowance	Level 3	7,788,399	7,339,310	6,574,178	6,240,870
Accrued interest receivable	Level 1	33,446	33,446	29,710	29,710
Bank-owned life insurance	Level 1	181,659	181,659	164,592	164,592
SBA Servicing Asset	Level 3	3,781	4,664	4,004	4,721

Deposits	Level 2	10,168,569	10,156,818	9,227,529	9,218,945
Borrowings	Level 2	481,658	467,096	287,507	277,146
Accrued interest payable	Level 1	4,845	4,845	2,738	2,738
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

Index
ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
Note 10 – Stock-Based Compensation
The Company recorded total stock-based compensation expense of $1.1 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, and $2.2 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively. In addition, the Company recognized $261,000 and $149,000 of income tax benefits related to stock-based compensation expense for the three months ended June 30, 2023 and 2022, respectively, and $520,000 and $275,000 for the six months ended June 30, 2023 and 2022, respectively.
At June 30, 2023, the sole equity-based compensation plan of the Company was the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of June 30, 2023, the Equity Plan had 205,498 shares remaining available for grant.
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
Certain of the Company’s equity grants contain terms that provide for an annual or cliff vesting schedule whereby portions of the award vest in increments over the requisite service period. The Company recognizes compensation expense for awards with vesting schedules on a straight-line basis over the requisite service period for each incremental award. Compensation expense is based on the estimated number of stock awards that will ultimately vest. Over the past five years, there have been insignificant amounts of forfeitures, and therefore the Company assumes that all awards granted with service conditions only will vest.
In addition to employee equity awards, the Company's practice is to grant common shares, valued at approximately $37,500 for the current year, to each non-employee director (currently 14 in total) in June of each year. Compensation expense associated with these director awards is recognized on the date of award since there are no vesting conditions.
The following table presents information regarding the activity for the first six months of 2023 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	223,012	$36.14
Granted during the period	143,380	37.08
Vested during the period	(25,811)	24.52
Forfeited or expired during the period	(791)	37.88
Nonvested at June 30, 2023	339,790	$37.15
Total unrecognized compensation expense as of June 30, 2023 amounted to $7.3 million with a weighted-average remaining term of 2.2 years. For the nonvested awards that are outstanding at June 30, 2023, the Company expects to record $4.0 million in compensation expense in the next 12 months, $2.4 million of which is expected to be recorded in the remaining quarters of 2023.

Index
As discussed in Note 2, in conjunction with the GrandSouth acquisition, GrandSouth common stock options outstanding at January 1, 2023 became fully vested under the change in control provisions in the GrandSouth option plans and were converted into replacement options to acquire 0.91 shares of the Company's common stock.
Stock option activity and related information is presented below as of and for the periods indicated:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value ($ in thousands)
Balance at January 1, 2023	—	$—
Replacement options issued in conjunction with acquisition of GrandSouth	542,345	20.14
Exercised during the period	(192,178)	19.27
Forfeited or expired during the period	—	—

Outstanding at June 30, 2023	350,167	20.62	6.27	$3,270

Exercisable at June 30, 2023	350,167	$20.62	6.27	$3,270

Stock options outstanding are summarized as follows as of June 30, 2023:

Shares	Range	Weighted Average Price	Weighted Average Remaining Life in Years
112,822	$13.79 - 18.18	15.63	4.65
121,320	$18.19	18.19	5.98
116,025	$18.20 - 31.32	28.00	8.16
350,167		20.62	6.27
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

For the Six Months Ended
June 30, 2023
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
At June 30, 2023, the Company had no unrecognized compensation expense related to stock options. All unexercised options expire 10 years after the applicable original grant dates under the GrandSouth stock option plan.

Index
Note 11 – Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended June 30,
	2023			2022
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$29,403			$36,585
Less: income allocated to restricted stock	(201)			(172)
Basic EPS per common share	$29,202	40,721,840	$0.72	$36,413	35,474,664	$1.03

Diluted EPS:
Net income	$29,403	40,721,840		$36,585	35,474,664
Effect of dilutive securities	—	407,260		—	167,807
Diluted EPS per common share	$29,403	41,129,100	$0.71	$36,585	35,642,471	$1.03

	Six Months Ended June 30,
	2023			2022
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$44,564			$70,554
Less: income allocated to restricted stock	(299)			(326)
Basic EPS per common share	$44,265	40,665,172	$1.09	$70,228	35,476,902	$1.98

Diluted EPS:
Net income	$44,564	40,665,172		$70,554	35,476,902
Effect of dilutive securities	—	458,697		—	164,826
Diluted EPS per common share	$44,564	41,123,869	$1.08	$70,554	35,641,728	$1.98

Index
Note 12 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI") for the Company are as follows:

($ in thousands)	June 30, 2023	December 31, 2022
Unrealized loss on securities available for sale	$(440,145)	(444,063)
Deferred tax asset	101,894	102,046
Net unrealized loss on securities available for sale	(338,251)	(342,017)

Postretirement plans liability	143	54
Deferred tax asset	(34)	(12)
Net postretirement plans liability	109	42

Total accumulated other comprehensive loss	$(338,142)	(341,975)
The following tables disclose the changes in AOCI for the three and six months ended June 30, 2023 and 2022 (all amounts are net of tax):

	For the Three Months Ended June 30, 2023
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(314,109)	75	(314,034)
Other comprehensive loss before reclassifications	(24,142)	—	(24,142)
Amounts reclassified from accumulated other comprehensive income	—	34	34
Net current period other comprehensive (loss) income	(24,142)	34	(24,108)

Ending balance	$(338,251)	109	(338,142)

	For the Three Months Ended June 30, 2022
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(164,717)	(238)	(164,955)
Other comprehensive loss before reclassifications	(84,431)	—	(84,431)
Amounts reclassified from accumulated other comprehensive income	—	34	34
Net current period other comprehensive (loss) income	(84,431)	34	(84,397)

Ending balance	$(249,148)	(204)	(249,352)

Index

	For the Six Months Ended June 30, 2023
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(342,017)	42	(341,975)
Other comprehensive gain before reclassifications	3,766	—	3,766
Amounts reclassified from accumulated other comprehensive income	—	67	67
Net current-period other comprehensive income	3,766	67	3,833

Ending balance	$(338,251)	109	(338,142)

	For the Six Months Ended June 30, 2022
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(24,698)	(272)	(24,970)
Other comprehensive loss before reclassifications	(224,450)	—	(224,450)
Amounts reclassified from accumulated other comprehensive income	—	68	68
Net current-period other comprehensive (loss) income	(224,450)	68	(224,382)

Ending balance	$(249,148)	(204)	(249,352)
Amounts reclassified from AOCI for unrealized gain (loss) on securities available for sale represent realized securities gains or losses, net of tax effects. There were no security sales in any period presented. Amounts reclassified from AOCI for postretirement plans asset (liability) represent amortization of amounts included in AOCI, net of taxes, and are recorded in the "Other operating expenses" line item of the Consolidated Statements of Income.

Note 13 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2023 and 2022. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Noninterest Income: In-scope of ASC 606:
Service charges on deposit accounts	$4,114	3,700	8,008	7,241
Other service charges and fees:
Bankcard interchange income, net	2,368	4,812	4,950	9,523
Other service charges and fees	3,255	1,490	6,572	2,753
Commissions from sales of financial products	1,413	1,151	2,719	2,096
SBA consulting fees	409	704	930	1,484
Noninterest income (in-scope of ASC 606)	11,559	11,857	23,179	23,097
Noninterest income (out-of-scope of ASC 606)	2,676	5,407	4,592	13,418
Total noninterest income	$14,235	17,264	27,771	36,515
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

Index
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
Commissions from the sales of financial products: The Company earns commissions from the sale of wealth management products which primarily consist of commissions received on financial product sales, such as annuities. The Company’s performance obligation is generally satisfied upon the issuance of the financial product. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company also earns some fees from asset management, which is billed quarterly for services rendered in the most recent period, for which the performance obligation has been satisfied.
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

Highlights of the results for the quarter and year-to-date period are presented below (refer also to additional discussion in the "Results of Operations" and "Financial Condition" sections following). Comparisons for the financial periods presented are impacted by the GrandSouth acquisition.

Overview and Highlights at and for Three Months Ended June 30, 2023

We earned net income of $29.4 million, or $0.71 diluted EPS, during the three months ended June 30, 2023 compared to net income of $36.6 million, or $1.03 diluted EPS, for the three months ended June 30, 2022. Higher cost of funds was the primary driver to the lower income for the current year as compared to the prior year.

Index
•Net interest income for the second quarter of 2023 was $87.0 million, an 11.1% increase from the $78.3 million recorded in the second quarter of 2022. The increase in net interest income from the prior year period was driven by higher earning assets related to both the GrandSouth acquisition and organic growth.
•Net interest margin ("NIM") on a tax-equivalent basis decreased in the second quarter of 2023 to 3.08% from 3.18% for the second quarter of 2022 related to the higher cost of funds, partially offset by increases in market interest rates driving higher yields on loans and increased loan accretion.
•For the three months ended June 30, 2023, the Company recorded $3.7 million in provision for credit losses while no provision was recognized for the second quarter of 2022. The amount recorded for the current quarter was driven in part by the loan growth experienced during the quarter, combined with updated economic forecasts projecting some deterioration in the key factors utilized in our CECL model calculation, primarily the commercial real estate index.
•Noninterest income for the three months ended June 30, 2023 decreased $3.0 million, or 17.5%, from the comparable period of 2022 primarily related to lower bankcard revenues and lower other gains.
•Noninterest expense increased $12.2 million, or 24.7%, for the quarter ended June 30, 2023, as compared to the prior year period driven by higher personnel expense, intangible amortization, merger expenses, and increased general operating expenses resulting from the GrandSouth acquisition.

Overview and Highlights at and for Six Months Ended June 30, 2023

We earned net income of $44.6 million, or $1.08 diluted EPS, during the six months ended June 30, 2023 compared to net income of $70.6 million, or $1.98 diluted EPS, for the six months ended June 30, 2022.
•Net interest income for six months ended June 30, 2023 was $179.5 million, a 15.7% increase from the $155.1 million recorded for the comparable period of 2022. The increase in net interest income was driven by higher earning assets related to both the GrandSouth acquisition and organic growth.
•NIM on a tax-equivalent basis was unchanged at 3.19% for both the six months ended June 30, 2023 and 2022 as higher loan yields from market rate increases and improved pricing on new loans, combined with increased loan discount accretion was offset by the higher cost of funds, also driven by increases in market rates and competition for deposits.
•For the six months ended June 30, 2023, the Company recorded $14.9 million in provision for credit losses which was directly related to: (1) a one-time provision of $12.2 million for non-credit deteriorated loans; and (2) a one-time initial provision for unfunded commitments of $1.9 million for loans acquired from GrandSouth. The acquired loan provisions were partially offset by fluctuations in our CECL model calculation for loan balance changes and updated economic forecasts during the period.
•Noninterest income for the six months ended June 30, 2023 decreased $8.7 million, or 23.9%, from the comparable period of 2022 primarily related to lower bankcard revenues and declines in SBA loan sale gains.
•Noninterest expense increased $34.9 million, or 34.6%, for the six months ended June 30, 2023 as compared to the prior year period driven by higher personnel expense, intangible amortization, merger expenses, and increased general operating expenses resulting from the GrandSouth acquisition.

Total assets at June 30, 2023 amounted to $12.0 billion, a 13.3% increase from December 31, 2022, driven primarily by the acquisition of GrandSouth. The primary balance sheet changes are presented below.
•Total loans amounted to $7.9 billion at June 30, 2023, with acquired balances contributing $1.02 billion and organic growth of $212.4 million, for an annualized organic growth rate (exclusive of acquired loans) of 5.5% from December 31, 2022.
•Total deposits were $10.2 billion at June 30, 2023, an increase of $941.0 million from December 31, 2022. Acquired deposits contributed $1.05 billion while organic market growth (excluding wholesale funding) totaled $154.0 million since year end for an annualized growth rate of 3.1%. Wholesale brokered deposits decreased $249.5 million from year end.

Index
•Credit quality continued to be strong at June 30, 2023, with a NPA to total assets ratio of 0.30% as of June 30, 2023 down from 0.39% for the comparable period of 2022.
•Our liquidity ratio was 17.3% at June 30, 2023 and was in excess of 29.0% when including available off-balance sheet sources.
•We remain well-capitalized by all regulatory standards with a total common equity Tier 1 ratio of 12.75% and total risk-based capital ratio of 15.09%.
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
The following should be read in conjunction with our significant accounting policies are presented in Note 1 of the 2022 Annual Report on Form 10-K filed with the SEC.
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
PCD loans represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination as of the acquisition date. At acquisition, an allowance on PCD loans is booked directly to the ACL. Any subsequent changes in the ACL on PCD loans is recorded through the provision for credit losses.
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

Index
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
The ACL for PCD loans is recognized within business combination accounting with no initial impact to net income. Changes in estimates of expected credit losses on PCD loans after acquisition are recognized as provision expense (or reversal of provision expense) in subsequent periods as they arise. The ACL for non-PCD loans is recognized as provision expense in the same reporting period as the business combination. Estimated loan losses for acquired loans are determined using methodologies and applying estimates and assumptions that were described previously in the "Allowance for Credit Losses on Loans" foregoing section.
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
Goodwill arising from business combinations represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the

Index
extent that the carrying amount exceeds the asset’s fair value. At each reporting date between annual goodwill impairment tests, we consider potential indicators of impairment. During 2023, there were no triggers warranting interim impairment assessments and for the 2022 annual assessment, we concluded that it was more likely than not that the fair value exceeded its carrying value.
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
Net interest income for the three months ended June 30, 2023 amounted to $87.0 million, an increase of $8.7 million, or 11.1%, from the $78.3 million recorded in the second quarter of 2022. The increase was primarily driven by higher average earning assets from both the GrandSouth acquisition and organic growth. Average interest-earning assets for the second quarter of 2023 increased 14.8% from the comparable period of the prior year, with growth primarily in loans. Somewhat offsetting the impact of the higher earning assets was the reduction in our NIM which, on a tax-equivalent basis, decreased from 3.18% for the second quarter of 2022 to 3.08% for the three months ended June 30, 2023.
The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM as reported and on a tax-equivalent basis.

	For the Three Months Ended June 30, 2023
($ in thousands)	2023	2022
Net interest income, as reported	$86,985	78,270
Tax-equivalent adjustment	699	669
Net interest income, tax-equivalent	$87,684	78,939
Net interest margin, as reported	3.05%	3.16%
Net interest margin, tax-equivalent	3.08%	3.18%

Index
The following table presents an analysis of net interest income for the three months ended June 30, 2023 and 2022:

Average Balances and Net Interest Income Analysis
	Three Months Ended June 30,
	2023			2022
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$7,850,522	5.26%	$102,963	$6,149,174	4.24%	$65,077
Taxable securities	2,925,060	1.79%	13,063	3,137,383	1.71%	13,385
Non-taxable securities	296,747	1.51%	1,120	299,982	1.48%	1,104
Short-term investments, primarily interest-bearing cash	350,338	4.60%	4,015	363,119	0.97%	881
Total interest-earning assets	11,422,667	4.25%	121,161	9,949,658	3.24%	80,447

Cash and due from banks	93,421			125,545
Premises and equipment	152,534			135,553
Other assets	389,714			305,992
Total assets	$12,058,336			$10,516,748

Liabilities
Interest-bearing checking	$1,456,540	0.37%	$1,333	$1,541,768	0.05%	$210
Money market deposits	3,250,399	2.23%	18,053	2,567,138	0.11%	731
Savings deposits	676,427	0.16%	269	745,496	0.06%	106
Other time deposits	791,980	2.64%	5,216	522,239	0.19%	242
Time deposits >$250,000	343,054	2.87%	2,457	296,210	0.40%	296
Total interest-bearing deposits	6,518,400	1.68%	27,328	5,672,851	0.11%	1,585
Borrowings	483,439	5.68%	6,848	67,418	3.52%	592
Total interest-bearing liabilities	7,001,839	1.96%	34,176	5,740,269	0.15%	2,177

Noninterest-bearing checking	3,662,641			3,664,764
Other liabilities	79,236			20,638
Shareholders’ equity	1,314,620			1,091,077
Total liabilities and shareholders’ equity	$12,058,336			$10,516,748

Net yield on interest-earning assets and net interest income		3.05%	$86,985		3.16%	$78,270
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.08%	$87,684		3.18%	$78,939

Interest rate spread		2.29%			3.09%

Average prime rate		8.16%			3.94%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization in the amounts of $49,000, and $651,000 for three months ended June 30, 2023 and 2022, respectively.
(2)   Includes accretion of discount on acquired and SBA loans of $3.6 million and $2.3 million for three months ended June 30, 2023 and 2022, respectively.
(3)   Includes tax-equivalent adjustments of $699,000 and $669,000 for three months ended June 30, 2023 and 2022, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax-exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, higher earning asset volumes, arising from both the GrandSouth acquisition and organic growth, combined with an expansion in NIM, drove the increase in net interest income.
•Market interest rates increased 375 basis points between June 2022 and June 2023 to result in an average prime rate of 8.16% for three months ended June 30, 2023 compared to 3.94% for the prior year period.
•Average loan volumes for the three months ended June 30, 2023 were $1.7 billion higher than the same period in 2022. In addition to higher volumes arising from both the GrandSouth acquisition and organic growth, interest rates on loans increased 102 basis points to 5.26% for the second quarter of 2023, resulting in an increase in loan interest income of $37.9 million.
•Primarily due to higher market rates and increased average balances related in large part to the GrandSouth acquisition, deposit interest expense for the three months ended June 30, 2023 increased $25.7 million compared to the same period in 2022. Average interest-bearing deposit balances increased $845.5 million while rates on those deposits increased 157 basis points as compared to the same period in the prior year.
•The combination of higher rates on borrowings, up 216 basis points in the second quarter of 2023 from the second quarter of 2022 due to increasing market rates, and the increase in volume of borrowings between periods drove the $6.3 million increase in interest expense. Average borrowings increased $416.0 million in the second quarter of 2023 due in large part to the higher levels of short-term borrowings utilized as needed to fund loan growth and manage fluctuations in deposit balances.
•The decrease in NIM was directly related to higher cost of funds, partially offset by higher loan yields from market rate increases and improved pricing on new loans, combined with increased loan discount accretion.

Net interest income for the six months ended June 30, 2023 amounted to $179.5 million, an increase of $24.3 million, or 15.7%, from the $155.1 million recorded in the six months ended June 30, 2022. The increase was driven by higher average earning assets from both the GrandSouth acquisition and organic growth. Our tax-equivalent NIM remained unchanged at 3.19% for the six months ended June 30, 2023 as compared to the same period in 2022 as discussed further below.
The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM as reported and on a tax-equivalent basis.

	For the Six Months Ended June 30, 2023
($ in thousands)	2023	2022
Net interest income, as reported	$179,471	155,148
Tax-equivalent adjustment	1,399	1,366
Net interest income, tax-equivalent	$180,870	156,514
Net interest margin, as reported	3.17%	3.17%
Net interest margin, tax-equivalent	3.19%	3.19%

Index
The following table presents an analysis of net interest income for the six months ended June 30, 2023 and 2022.

Average Balances and Net Interest Income Analysis
	Six Months Ended June 30,
	2023			2022
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$7,789,800	5.24%	$202,343	$6,100,246	4.27%	$129,279
Taxable securities	2,973,460	1.80%	26,479	3,066,772	1.75%	26,595
Non-taxable securities	297,789	1.52%	2,250	294,257	1.47%	2,152
Short-term investments, primarily interest-bearing cash	364,651	4.02%	7,263	420,671	0.73%	1,530
Total interest-earning assets	11,425,700	4.21%	$238,335	9,881,946	3.26%	159,556

Cash and due from banks	94,239			120,691
Premises and equipment	151,877			135,768
Other assets	378,546			401,660
Total assets	$12,050,362			$10,540,065

Liabilities
Interest bearing checking	$1,491,401	0.30%	$2,199	$1,558,950	0.06%	$434
Money market deposits	3,113,201	1.87%	28,867	2,586,527	0.12%	1,584
Savings deposits	702,527	0.11%	397	733,769	0.06%	214
Time deposits >$100,000	838,287	2.59%	10,770	534,300	0.18%	487
Other time deposits	328,079	2.47%	4,013	315,027	0.41%	637
Total interest-bearing deposits	6,473,495	1.44%	46,246	5,728,573	0.12%	3,356
Borrowings	461,260	5.52%	12,618	67,400	3.15%	1,052
Total interest-bearing liabilities	6,934,755	1.71%	58,864	5,795,973	0.15%	4,408

Noninterest bearing checking	3,725,222			3,550,741
Other liabilities	96,228			43,098
Shareholders’ equity	1,294,157			1,150,253
Total liabilities and shareholders’ equity	$12,050,362			$10,540,065

Net yield on interest-earning assets and net interest income		3.17%	$179,471		3.17%	$155,148
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.19%	$180,870		3.19%	$156,514

Interest rate spread		2.50%			3.11%

Average prime rate		7.92%			3.62%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization (including deferred PPP fees), in the amounts of $406,000, and $2.0 million for six months ended June 30, 2023 and 2022, respectively.
(2) Includes accretion of discount on acquired and SBA loans of $7.2 million and $4.6 million for six months ended June 30, 2023 and 2022, respectively.
(3)   Includes tax-equivalent adjustments of $1.4 million and $1.4 million for six months ended June 30, 2023 and 2022, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense

Index
Overall, as demonstrated in the table above, higher earning asset volumes, arising from both the GrandSouth acquisition and organic growth drove the increase in net interest income.
•Market interest rates increased 375 basis points between June 2022 and June 2023 to result in an average prime rate of 7.92% for six months ended June 30, 2023 compared to 3.62% for the prior year period.
•Average loan volumes for the six months ended June 30, 2023 were $1.7 billion higher than the same period in 2022 due to both the GrandSouth acquisition and organic growth. In addition, interest rates on loans increased 97 basis points to 5.24% for the six months ended June 30, 2023, resulting in an increase in loan interest income of $73.1 million.
•Primarily due to higher market rates and increased average balances related in large part to the GrandSouth acquisition, deposit interest expense for the six months ended June 30, 2023 increased $42.9 million compared to the same period in 2022. Average interest-bearing deposit balances increased $744.9 million while rates on those deposits increased 132 basis points as compared to the same period in the prior year.
•The combination of higher rates on borrowings, up 237 basis points for the six months ended June 30, 2023 as compared to the same period in 2022 due to increasing market rates, and the increase in volume of borrowings between periods drove the $11.6 million increase in interest expense. Average borrowings increased $393.9 million for the six months ended June 30, 2023 as compared to the same period in 2022 due in large part to the higher levels of short-term borrowings utilized as needed to fund loan growth and manage fluctuations in deposit balances.
•NIM remained unchanged between the comparable periods as higher loan yields from market rate increases and improved pricing on new loans, combined with increased loan discount accretion was offset by the higher cost of funds, also driven by increases in market rates and competition for deposits.

Our NIM for all periods benefited from net accretion income, primarily associated with purchase accounting discounts on loans, and premiums/discounts on deposits and borrowings associated with acquisitions. Presented in the table below is the amount of purchase accounting adjustments which impacted net interest income in each time period presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Accretion of loan discount on acquired loans	$3,159	1,545	6,277	3,216
Accretion of loan discount on retained SBA loans	426	730	874	1,397
Total interest income impact	3,585	2,275	7,151	4,613
(Discount accretion) premium amortization of acquired deposits	(878)	168	(1,897)	402
Discount accretion of acquired borrowings	(212)	(53)	(420)	(126)
Total net interest expense impact	(1,090)	115	(2,317)	276
Total impact on net interest income	$2,495	2,390	4,834	4,889
The increase in loan discount accretion on acquired loans for the three and six months ended June 30, 2023 as compared to the same period in the prior year was related to the GrandSouth acquisition which added $23.9 million in accretable discount as of the acquisition date. Generally, the level of loan discount accretion will decline each year due to the natural paydowns in acquired loan portfolios. At June 30, 2023 and 2022, unaccreted loan discounts on purchased loans amounted to $29.2 million and $14.0 million, respectively.
In addition to the loan discount accretion recorded on acquired loans, we recorded accretion on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market. The level of SBA loan discount accretion will vary relative to fluctuations in the SBA loan portfolio. At June 30, 2023 and 2022, the unaccreted loan discounts on SBA loans amounted to $3.8 million and $5.4 million, respectively.

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
The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under CECL. For the three months ended June 30, 2023, we recorded a $3.7 million provision for loan losses while no provision was recognized for the comparable period of 2022. The provision for the current quarter was driven in part by the loan growth experienced during the period, combined with updated economic forecasts projecting some deterioration in the key factors utilized in our CECL model calculation, primarily the commercial real estate index. The six months ended June 30, 2023 included a one-time loan loss provision of $12.2 million recorded to establish an initial ACL for non-PCD loans acquired from GrandSouth in accordance with our CECL model. This was the primary contributor to the provision for the year to date period which totaled $15.2 million.
In addition, a reversal of provision for unfunded commitments of $1.3 million was recorded for the three months ended June 30, 2023 related primarily to a reduction in the amount of available lines of credit outstanding. The six months ended June 30, 2023 included a one-time initial provision for unfunded commitments of $1.9 million required for the GrandSouth acquisition which substantially offset the reversal recognized in the second quarter of 2023. For the same period in 2022, there was a reversal of provision for unfunded commitments of $1.5 million, related primarily to fluctuations in commitment levels combined with updated loss rate factors.
Additional discussion of our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses and Loan Loss Experience" sections following.
Noninterest Income
Our noninterest income amounted to $14.2 million and $17.3 million for the three months ended June 30, 2023 and 2022, respectively, and $27.8 million and $36.5 million for the six months ended June 30, 2023 and 2022, respectively. Included in noninterest income were nonrecurring amounts totaling $0.3 million and $1.6 million in other gains for the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively.
The following table presents the primary components of noninterest income. The drivers of larger fluctuations between periods are discussed below the table.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Service charges on deposit accounts	$4,114	3,700	8,008	7,241
Other service charges and fees - bankcard interchange income, net	2,368	4,812	4,950	9,523
Other service charges and fees - other	3,282	3,070	6,620	5,364
Fees from presold mortgage loans	557	454	963	1,575
Commissions from sales of financial products	1,413	1,151	2,719	2,096
SBA consulting fees	409	704	930	1,484
SBA loan sale gains	696	841	951	4,102
Bank-owned life insurance ("BOLI") income	1,066	942	2,112	1,918
Core noninterest income	13,905	15,674	27,253	33,303
Other gains, net	330	1,590	518	3,212
Total noninterest income	$14,235	$17,264	$27,771	$36,515

Index
Service charges on deposit accounts increased $0.4 million, or 11.2%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, and increased $0.8 million, or 10.6% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, respectively. The increase was driven by the higher number of new customers and transaction accounts generating fees from both the GrandSouth acquisition and organic growth.
Other service charges and fees - bankcard interchange income, net represents interchange income from debit and credit card transactions, net of associated interchange expense, and decreased $2.4 million, or 50.8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and decreased $4.6 million, or 48.0%, for the six months ended June 30, 2023 compared to the same period in 2022. The decrease is a result of the Durbin Amendment limitation on debit card interchange fees becoming applicable to the Company beginning in July 2022.
Other service charges and fees - other includes items such as SBA guarantee servicing fees and related servicing rights amortization, ATM charges, wire transfer fees, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The increases in this line item for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 of $0.2 million, or 6.9%, and for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 of $1.3 million, or 23.4%, were due primarily to the GrandSouth acquisition and the resulting growth in the number of accounts and related transaction activity, as well as increases in the Bank's organic deposit base.
Fees from presold mortgage loans amounted to $0.6 million for the three months ended June 30, 2023, an increase of $0.1 million, or 22.7%, from the same time period in 2022. Mortgage fees decreased $0.6 million, or 38.9% for the six months ended June 30, 2023 compared to the prior year period due to the general increase in market interest rates starting in 2022 which have resulted in continued lower volumes of home mortgage refinancing and new originations into 2023.
SBA loan sale gains decreased $0.1 million, or 17.2%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and $3.2 million, or 76.8%, for the six months ended June 30, 2023 compared to the same period in 2022. The decreases were related to slower loan originations combined with lower premiums available on SBA loan sales given the current market interest rates, resulting in lower volumes of loan sales in 2023.
Other gains, net for the three and six months ended June 30, 2022 consisted primarily of death benefits realized on BOLI policies. There were no large or unusual transactions in the three and six months ended June 30, 2023 giving rise to gains or losses.
Noninterest Expenses
Noninterest expenses totaled $61.6 million and $49.4 million for the three months ended June 30, 2023 and 2022, respectively, and $135.8 million and $100.9 million for the six months ended June 30, 2023 and 2022, respectively. Included in noninterest expenses were nonrecurring merger and acquisition costs totaling $1.3 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $13.5 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively. The following table presents the primary components of noninterest expenses:

Index

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Salaries	$28,676	23,799	57,997	47,253
Employee benefits	6,165	6,310	12,558	11,888
Total personnel expense	34,841	30,109	70,555	59,141
Occupancy expense	3,547	3,122	7,235	6,506
Equipment related expenses	1,425	1,514	2,804	2,818
Credit card rewards and other bankcard expenses	1,324	970	2,443	2,213
Telephone and data lines	982	855	1,978	1,790
Software costs	2,133	1,288	4,303	2,862
Data processing expense	1,860	1,920	4,272	4,022
Professional fees	1,416	1,307	2,865	2,178
Advertising and marketing expense	1,090	884	2,209	1,795
Non-credit losses	1,550	488	2,415	1,090
Deposit related expenses	720	257	1,434	667
Other operating expenses	7,322	5,286	15,580	9,962
Core noninterest expense	58,210	48,000	118,093	95,044
Merger and acquisition expenses	1,334	737	13,516	4,221
Amortization of intangible assets	2,049	953	4,194	1,970
Foreclosed property losses (gains), net	—	(292)	(35)	(372)
Total noninterest expense	$61,593	$49,398	$135,768	$100,863
In general, the 24.7% and 34.6% increases for the quarter and year to date period, respectively, in noninterest expenses were driven by by increased salary and benefit expense (up $4.7 million and $11.4 million for the three and six months ended June 30, 2023 as compared to the same periods in the prior year) and other facilities-related costs associated with the acquisition of eight GrandSouth branch locations and related branch and support personnel.
In addition, merger and acquisition expenses of $1.3 million and $13.5 million for the three and six months ended June 30, 2023, respectively, and higher intangible amortization, which increased $1.1 million and $2.2 million for the three and six months ended June 30, 2023 as compared to the same periods in the prior year, respectively, contributed the in the higher noninterest expense in the current year periods.
Also contributing to higher noninterest expense were increases in the three and six months ended June 30, 2023 for data processing, professional fees, software expense, and advertising, as well as FDIC insurance, travel and training (all included in "other operating expenses") related to the GrandSouth acquisition, including the transition of new customers and overlapping pre-conversion costs associated with the core processing system prior to the full system integration late in the quarter. Non-credit losses increased $1.1 million and $1.3 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in the prior year driven by an increase in check fraud experienced in the current year.
Also included in "other operating expenses" is a one-time charge of $2.4 million for the estimated termination costs associated with the Company's pension plan which we anticipate exiting during the fourth quarter of 2023.
Income Taxes
We recorded income tax expense of $7.9 million and $9.6 million for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate increased to 21.1% from 20.7% for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and June 30, 2022, we recorded income tax expense of $12.0 million and $18.2 million, respectively. Our effective tax rate increased to 21.3% from 20.5% for the six months ended June 30, 2023 and 2022, respectively. The increase in effective tax rate between both periods was attributable primarily to the merger and acquisition expenses which were non-deductible for tax purposes, thus increasing our federal taxable income in the current period.

Index
FINANCIAL CONDITION
Total assets at June 30, 2023 amounted to $12.0 billion, a $1.4 billion, or 13.3%, increase from December 31, 2022 due in large part to the GrandSouth acquisition, combined with organic growth during the year.
Total loans at June 30, 2023 amounted to $7.9 billion, a $1.2 billion, or 18.5%, increase from December 31, 2022 related primarily to the GrandSouth acquisition which contributed $1.02 billion to the increase. Organic growth (exclusive of acquired loans) amounted to $212.4 million for the first six months of 2023 or an annualized growth rate of 5.5%. The mix of our loan portfolio remained substantially the same at June 30, 2023 compared to December 31, 2022. The majority of our real estate loans were personal and commercial loans where real estate provides additional security for the loan. Note 4 to the consolidated financial statements presents additional detailed information regarding our mix of loans. We have no notable concentrations in geographies or industries, including in office or hospitality categories. The Company's exposure to non-owner occupied commercial office loans represents approximately 5.7% of the total portfolio and the average size of these loans is $1.3 million. Non-owner occupied office loans are generally in non-metro markets and the top 10 loans in this category represent less than 2% of the total loan portfolio.
The composition of our investment portfolio remained substantially the same as at December 31, 2022, and continues to reflect our investment strategy of maintaining an appropriate level of liquidity while providing a stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total investment securities decreased $98.6 million from December 31, 2022 to $2.8 billion at June 30, 2023 due in large part to the utilization of cash flows from amortizing securities to fund loan growth. The unrealized loss on available for sale securities totaled $440.1 million, representing an improvement of $3.9 million during the six months ended June 30, 2023. The Company has the intent and ability to hold investments with unrealized losses until maturity or recovery of the amortized cost as market conditions change. Note 3 to the consolidated financial statements presents additional detailed information regarding our mix of investments and the unrealized losses for each category.
We invest primarily in securities issued by GSEs including FHLMC, FNMA, GNMA, and SBA, each of which guarantees the repayment of the securities. Nearly all of our mortgage-backed securities are issued by GSEs and are traded in liquid secondary markets. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. We have no significant concentration of bond holdings from one state or local government entity. We have evaluated the unrealized losses on individual securities at June 30, 2023 and determined them to be of a temporary nature due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, we reviewed third-party credit ratings and considered the severity of the impairment.
Total deposits amounted to $10.2 billion at June 30, 2023, an increase of $941.0 million, or 10.2%, from December 31, 2022. Deposits acquired from GrandSouth contributed $1.05 billion while organic market growth (excluding wholesale funding) totaled $154.0 million since year end for an annualized growth rate of 3.1%. Wholesale brokered deposits decreased $249.5 million from year end. We continue to have a diversified and granular deposit base which has remained stable with continued growth in core deposits, primarily noninterest-bearing checking accounts and money market accounts. As of June 30, 2023, the estimated insured deposits totaled $6.5 billion or 63.6% of total deposits. In addition, we had collateralized deposits at that date of $774.8 million such that approximately 71.2% of our total deposits were insured or collateralized at June 30, 2023.
Our deposit mix has remained consistent historically and has not significantly changed with the addition of GrandSouth as presented in the table below. There has been no notable shift in deposits from noninterest-bearing to interest-bearing during 2023 to date other than from the acquired deposits driving a moderate change in mix.

Index

	June 30, 2023		December 31, 2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Noninterest-bearing checking accounts	$3,639,930	36%	3,566,003	39%
Interest-bearing checking accounts	1,454,489	14%	1,514,166	16%
Money market accounts	3,411,072	34%	2,416,146	26%
Savings accounts	658,473	6%	728,641	8%
Other time deposits	638,751	6%	464,343	5%
Time deposits >$250,000	353,473	4%	276,319	3%
Total market deposits	10,156,188	100%	8,965,618	97%
Brokered deposits	12,381	—%	261,911	3%
Total deposits	$10,168,569	100%	9,227,529	100%

Nonperforming Assets
NPAs are defined as nonaccrual loans, modifications to borrowers in financial distress, loans past due 90 or more days and still accruing interest, foreclosed real estate, and prior to the adoption of ASU 2022-02, accruing TDRs. NPAs are summarized as follows:

($ in thousands)	June 30, 2023	December 31, 2022
Nonperforming assets
Nonaccrual loans	$29,876	28,514
Modifications to borrowers in financial distress	4,862	—
TDRs – accruing	—	9,121
Total nonperforming loans	34,738	37,635
Foreclosed real estate	1,077	658
Total nonperforming assets	$35,815	38,293

Asset Quality Ratios
Nonaccrual loans to total loans	0.38%	0.43%
Nonperforming loans to total loans	0.44%	0.56%
Nonperforming assets to total loans and foreclosed properties	0.45%	0.57%
Nonperforming assets to total assets	0.30%	0.36%
Allowance for credit losses to nonaccrual loans	365.61%	319.03%
Allowance for credit losses to nonperforming loans	314.44%	241.71%
As shown in the table above, NPAs decreased from December 31, 2022 to June 30, 2023. The decline was due in part to the Company's adoption of ASU 2022-02 which eliminated the accounting for TDRs and replaced it with disclosures of loan modifications for borrowers experiencing financial difficulty. At June 30, 2023, total nonaccrual loans amounted to $29.9 million, compared to $28.5 million at December 31, 2022.
"Commercial and industrial" is the largest category of nonaccrual loans, at $11.3 million, or 37.8% of total nonaccrual loans, followed by "Commercial real estate - owner occupied" at $11.3 million, or 37.7% of total nonaccrual loans. Included in those categories are nonaccrual SBA loans totaling $15.4 million at June 30, 2023, or 51.5%, of total nonaccrual loans which have $5.7 million in guarantees from the SBA.
As reflected in Note 4 to the accompanying consolidated financial statements, total classified loans increased 14.6% to $55.4 million at June 30, 2023 compared to $48.3 million at December 31, 2022. Special mention loans increased 8.5% from $39.0 million at December 31, 2022 to $42.3 million at June 30, 2023. The majority of the increase was attributable to commercial real estate loans acquired from GrandSouth.

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
Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2023, adjustments for acquired loan portfolios. Our ACL increased $18.3 million at June 30, 2023, as compared to year end, to a total of $109.2 million. The increase was driven by the acquisition of GrandSouth as discussed previously in the "Provision for Credit Losses" section above and in Note 4 to the accompanying consolidated financial statements. Purchase accounting adjustments included a "Day 1" ACL of $5.6 million recorded for PCD loans and an initial "Day 2" provision for loan losses of $12.2 million related to non-PCD loans in the GrandSouth portfolio. The balance of the change in the ACL was primarily a result of loan growth experienced during the period, combined with updated economic forecasts projecting some deterioration in the key factors utilized in our CECL model calculation, primarily the commercial real estate index.
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, ACL, charge-offs and recoveries, and key ratios:

($ in thousands)	Six Months Ended June 30, 2023	Twelve Months Ended December 31, 2022	Six Months Ended June 30, 2022
Loans outstanding at end of period	$7,897,629	6,665,145	6,243,170
Average amount of loans outstanding	7,789,800	6,293,280	6,100,246
Allowance for credit losses, at period end	109,230	90,967	82,181

Total charge-offs	(4,372)	(4,465)	(2,803)
Total recoveries	1,874	4,043	2,695
Net charge-offs	$(2,498)	(422)	(108)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.06%	0.01%	—%
Allowance for credit losses as a percent of loans at end of period	1.38%	1.36%	1.32%
Recoveries of loans previously charged-off as a percent of loans charged-off	42.86%	90.55%	96.15%
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

Index
likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.
For the six months ended June 30, 2023, we recorded a reversal of provision for unfunded commitments of $0.3 million, which includes an initial provision of $1.9 million for the acquisition of GrandSouth and a provision reversal of $2.2 million related to fluctuations in the levels and mix of outstanding loan commitments. For the comparable period of 2022, we recognized a reversal of provision for unfunded commitments of $1.5 million related to lower levels of unfunded commitments for the period. The allowance for unfunded commitments of $13.0 million and $13.3 million at June 30, 2023 and December 31, 2022, respectively, are classified on the balance sheet within "Other liabilities."
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
In addition, various regulatory agencies, as an integral part of their examination process, periodically review our ACL and the value of our collateral-dependent loans. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available at the time of their examinations.
Liquidity, Commitments, and Contingencies
Our liquidity is determined by our ability to convert assets to cash or acquire alternative sources of funds to meet the needs of our customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. Our primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments. Our securities portfolio has a high percentage of amortizing mortgage-backed securities generating monthly cash flows. In addition, the portfolio is comprised almost entirely of readily marketable securities, which could also be sold to provide cash. We also maintain available lines of credit from the FHLB and the Federal Reserve, as well as federal funds lines from several correspondent banks which are summarized below.
At June 30, 2023, the Company had three sources of readily available borrowing capacity:
•An approximately $928.4 million line of credit with the FHLB (of which $381.8 million and $221.8 million were outstanding at June 30, 2023 and December 31, 2022, respectively);
•An approximately $835.5 million line of credit through the Federal Reserve's discount window and its Bank Term Funding Program (of which none was outstanding at June 30, 2023 or December 31, 2022); and,
•Federal funds lines with several correspondent banks totaling $265.0 million (of which none were outstanding at June 30, 2023 or December 31, 2022).
Our overall on-balance sheet liquidity ratio was 17.3% at June 30, 2023. compared to 26.0% at December 31, 2022. We define our liquidity ratio as net liquid assets (cash, unpledged securities and other marketable assets) as a percentage of our net liabilities (unpledged deposits and borrowings). The decrease in on-balance sheet liquidity is primarily related to the higher level of investment securities pledged during the year to date to increase our borrowing availability. Our total liquidity ratio, including the $1.6 billion in available lines of credit at quarter end was 29.0% as of June 30, 2023. The increase in available lines during 2023 was a result of additional loan and security collateral being transferred to the FHLB and the Federal Reserve to enhance the levels of off-balance sheet liquidity availability to meet demands, as necessary. We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future.
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

Index
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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2023.
Capital Resources
The Company is regulated by the Federal Reserve and is subject to the securities registration and public reporting regulations of the SEC. Our banking subsidiary is also regulated by the Federal Reserve and the North Carolina Office of the Commissioner of Banks ("NCCOB"). We must comply with regulatory capital requirements established by the Federal Reserve and the NCCOB. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
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
The Federal Reserve's capital standards require us to maintain minimum ratios of “common equity tier 1” capital to total risk-weighted assets, “tier 1” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common equity tier 1 capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital is comprised of common equity tier 1 capital plus "additional tier 1 capital", which includes non-cumulative perpetual preferred stock and trust preferred securities. Total risk-based capital is comprised of tier 1 capital plus qualifying subordinated debentures, and certain adjustments, the largest of which is our ACL and reserve for unfunded commitments. The Company has elected to exclude AOCI related primarily to available for sale securities from common equity tier 1 capital. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in Federal Reserve regulations.
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
At June 30, 2023, our capital ratios exceeded the regulatory minimum ratios discussed above. The decrease in tier 1 capital ratios at June 30, 2023 as compared to year end is related primarily to the GrandSouth acquisition and organic asset growth. The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated:

Index

	June 30, 2023	December 31, 2022
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	12.75%	13.02%
Minimum required Common Equity Tier 1 capital	7.00%	7.00%

Tier I capital to Tier 1 risk weighted assets	13.54%	13.83%
Minimum required Tier 1 capital	8.50%	8.50%

Total risk-based capital to Tier II risk weighted assets	15.09%	15.09%
Minimum required total risk-based capital	10.50%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	10.47%	10.51%
Minimum required Tier 1 leverage capital	4.00%	4.00%
The Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At June 30, 2023, the Bank exceeded the minimum ratios established by the regulatory authorities.
In addition to the regulatory capital requirements, we monitor the Company's tangible common equity ratio which is a non-GAAP measurement calculated as total capital less intangible assets, as a percent of total assets net of intangible assets. AOCI is included in the Company’s tangible common equity to tangible assets ratio which was 6.79% at June 30, 2023, an increase of 40 basis points from December 31, 2022 due to higher earnings and improvement the level of AOCI.
Stock Repurchase Plans
During the quarter ended June 30, 2023, the Company did not maintain, adopt, modify or terminate a stock repurchase plan operated under the provisions of Rules 10b-18 or Rule 10b5-1(c) of the SEC or otherwise.

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

Index
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
There has been no significant change in the Company's estimated net interest income sensitivity position from December 31, 2022. From a net interest income perspective, the Company has been fairly neutral historically with no significant change in the short-term (within a 12-month period) and within the lower ranges (+ - 100-200 basis points) of interest rate changes. Starting in 2022, the Company's sensitivity position shifted somewhat such that, in the short-term it is projected that net interest income will likely be essentially flat or fall in both a rising and falling rate environment. This position is due in part to the changing market characteristics of certain loan and deposit products as well as to the shift in the yield curve. The rapid rate increases in 2022 resulted in a steepening of the yield curve on the short end (within one year), while the longer end of the curve has inverted between one and 10 years, meaning that the yield on short-term instruments (less than one year) are higher than longer-term instruments (10 years). A flat or inverted interest rate curve is an unfavorable interest rate environment for many financial institutions, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge or invert, the profit spread we realize between loan yields and deposit rates narrows, which pressures our NIM.
With regard to rising rates, with an immediate increase or shock in market rates over the short-term (12-month horizon), we would expect to realize a decline in net interest income, although not to the extent projected in a declining rate environment. This is due in part to the composition of our loan portfolio which is comprised of 20% variable rate loans which could immediately reprice, thus limiting the magnitude of the impact of rate increases given that the majority of our portfolio is at fixed rates. In addition, the model includes an assumption of a quick repricing up of the funding base in a rising rate environment, and our recent shift to higher-cost brokered deposits and short-term borrowings in our funding mix has lead to a narrowing of the interest rate spread in the projection. As previously noted, these assumptions are inherently uncertain, and actual results may differ from simulated results. While we believe rates may increase again moderately in 2023, the consensus is that the market rates may begin to stabilize and there is a possibility that the Federal Reserve may start to reduce rates in 2024. We would expect net interest income to decline somewhat in a decreasing interest rate environment, as interest-earning assets reprice to lower rates and interest-bearing deposits repricing may lag given continued market competition for deposits.
Economic Value Simulation
Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic

Index
value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The same assumptions are generally used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet.
As of December 31, 2022, the Company’s economic value of equity ("EVE") was generally liability sensitive in a rising interest rate environment and there has been no significant change in our EVE position from year end. The increase in EVE exposure to rising rates which occurred starting in 2022 was primarily due to the composition of the consolidated balance sheets combined with the pricing characteristics and assumptions of certain deposits. Specifically, starting in 2022, non-maturity deposits, generally with lower betas, have decreased and were replaced with short-term FHLB advances and short-term brokered deposits.
Additional discussion concerning our exposure to interest rate risk is presented in Item 7A of the 2022 Annual Report on Form 10-K filed with the SEC.
Inflation
Our financial statements have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation.
Nearly all of the Company’s assets and liabilities are monetary in nature, and as such, changes in interest rates (as discussed above) generally affect the financial condition of the Company to a greater degree than changes in the rate of inflation. Although interest rates are influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Inflation affects the Company’s results of operations mainly through increased operating costs, and the impact of inflation on banks in general is normally not as significant as its influence on those businesses that have large investments in plant and inventories. We review pricing of our products and services, as well as our controllable operating and labor costs in light of current and expected costs due to inflation, to mitigate the inflationary impact on financial performance to the extent possible.
Awards Made To Named Executive Officers
During the fiscal year ended December 31, 2022, the Company did not award an option or other right to purchase or acquire its common shares during any period beginning four business days before the filing of a periodic report on Form 10-Q or the filing or furnishing of a report on Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such a report to any the Company’s “named executive officers” (as such persons are specified in the Company’s Proxy Statements for its 2022 or 2023 Annual Meeting of Shareholders).
Trading Arrangements of Section 16 Reporting Persons.
During the quarter ended June 30, 2023, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.
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

Index
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Chief Financial Officer, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 8, 2023	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

August 8, 2023	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

August 8, 2023	BY:/s/ Blaise B. Buczkowski
Blaise B, Buczkowski Executive Vice President and Chief Accounting Officer