Form 10-Q
period 2023-09-30
FIRST BANCORP /NC/
filed 2023-11-07
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on October 31, 2023 was 41,090,818.

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

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands - unaudited)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks, noninterest-bearing	$95,257	101,133
Due from banks, interest-bearing	178,332	169,185
Total cash and cash equivalents	273,589	270,318

Securities available for sale	2,100,406	2,314,493
Securities held to maturity (fair values of $410,321 and $432,528)	535,460	541,700
Presold mortgages and SBA loans in process of settlement	8,060	1,282

Loans	8,027,037	6,665,145
Allowance for credit losses on loans	(108,198)	(90,967)
Net loans	7,918,839	6,574,178

Premises and equipment	151,981	134,187
Operating right-of-use lease assets	17,604	18,733
Accrued interest receivable	34,414	29,710
Goodwill	478,750	364,263
Other intangible assets	34,879	12,675
Bank-owned life insurance	182,764	164,592
Other assets	241,214	198,918
Total assets	$11,977,960	10,625,049

LIABILITIES
Deposits: Noninterest-bearing deposits	$3,503,050	3,566,003
Interest-bearing deposits	6,732,353	5,661,526
Total deposits	10,235,403	9,227,529
Borrowings	401,843	287,507
Accrued interest payable	5,511	2,738
Operating lease liabilities	18,348	19,391
Other liabilities	59,172	56,288
Total liabilities	10,720,277	9,593,453

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none as of September 30, 2023 and December 31, 2022	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 41,085,498 shares and 35,704,154 shares as of September 30, 2023 and December 31, 2022, respectively	962,644	725,153
Retained earnings	695,791	648,418
Stock in rabbi trust assumed in acquisition	(1,375)	(1,585)
Rabbi trust obligation	1,375	1,585
Accumulated other comprehensive loss	(400,752)	(341,975)
Total shareholders’ equity	1,257,683	1,031,596
Total liabilities and shareholders’ equity	$11,977,960	10,625,049
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data - unaudited)	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$106,514	72,239	308,857	201,518
Interest on investment securities:
Taxable interest income	12,936	13,450	39,415	40,045
Tax-exempt interest income	1,118	1,115	3,368	3,267
Other, principally overnight investments	3,283	1,486	10,546	3,016
Total interest income	123,851	88,290	362,186	247,846
INTEREST EXPENSE
Interest on deposits	32,641	1,848	78,887	5,204
Interest on borrowings	6,508	1,108	19,125	2,160
Total interest expense	39,149	2,956	98,012	7,364

Net interest income	84,702	85,334	264,174	240,482

Provision for loan losses	1,200	5,100	16,351	8,600
(Reversal of) provision for unfunded commitments	(1,200)	300	(1,487)	(1,200)
Total provision for credit losses	—	5,400	14,864	7,400
Net interest income after provision for credit losses	84,702	79,934	249,310	233,082
NONINTEREST INCOME
Service charges on deposit accounts	4,661	4,166	13,012	11,407
Other service charges and fees	5,450	6,312	16,677	21,200
Fees from presold mortgage loans	325	376	1,288	1,951
Commissions from sales of financial products	1,207	1,391	3,926	3,487
SBA consulting fees	478	479	1,408	1,963
SBA loan sale gains	1,101	479	2,052	4,581
Bank-owned life insurance income	1,104	962	3,216	2,880
Other gains, net	851	2,747	1,369	5,958
Total noninterest income	15,177	16,912	42,948	53,427
NONINTEREST EXPENSE
Salaries expense	29,394	24,416	87,391	71,669
Employee benefits expense	6,539	4,156	19,097	16,044
Total personnel expense	35,933	28,572	106,488	87,713
Occupancy expense	3,409	3,175	10,644	9,681
Equipment related expenses	1,594	1,672	4,398	4,490
Merger and acquisition expenses	—	548	13,506	4,769
Intangibles amortization expense	1,953	889	6,147	2,859
Other operating expenses	19,335	13,844	56,809	40,051
Total noninterest expenses	62,224	48,700	197,992	149,563

Income before income taxes	37,655	48,146	94,266	136,946
Income tax expense	7,762	10,197	19,809	28,443

Net income	$29,893	37,949	74,457	108,503

Earnings per common share:
Basic	$0.73	1.06	1.82	3.04
Diluted	0.73	1.06	1.81	3.04

Dividends declared per common share	$0.22	0.22	0.66	0.66

Weighted average common shares outstanding:
Basic	40,744,042	35,469,001	40,691,751	35,474,239
Diluted	41,199,058	35,703,446	41,149,990	35,662,527
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands - unaudited)	2023	2022	2023	2022
Net income	$29,893	37,949	74,457	108,503
Other comprehensive income (loss):
Unrealized losses on securities available for sale:
Unrealized losses arising during the period	(81,515)	(141,155)	(77,597)	(432,573)
Tax benefit	18,871	32,437	18,719	99,405
Postretirement Plans:
Amortization of unrecognized net actuarial loss	44	44	132	132
Tax expense	(10)	(10)	(31)	(30)
Other comprehensive loss	(62,610)	(108,684)	(58,777)	(333,066)
Comprehensive (loss) income	$(32,717)	(70,735)	15,680	(224,563)
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended September 30, 2022
Balances, July 1, 2022	35,684	$723,956	587,739	(1,573)	1,573	(249,352)	1,062,343
Net income			37,949				37,949
Cash dividends declared ($0.22 per common share)			(7,849)				(7,849)
Change in Rabbi Trust Obligation				(12)	12		—
Stock-based compensation	28	738					738
Other comprehensive loss						(108,684)	(108,684)
Balances, September 30, 2022	35,712	$724,694	617,839	(1,585)	1,585	(358,036)	984,497

Three Months Ended September 30, 2023
Balances, July 1, 2023	41,083	$960,851	674,933	(1,365)	1,365	(338,142)	1,297,642
Net income			29,893				29,893
Cash dividends declared ($0.22 per common share)			(9,035)				(9,035)
Change in Rabbi Trust Obligation				(10)	10		—
Stock options exercised	2	66					66
Stock-based compensation	—	1,727					1,727
Other comprehensive loss						(62,610)	(62,610)
Balances, September 30, 2023	41,085	$962,644	695,791	(1,375)	1,375	(400,752)	1,257,683

See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Nine Months Ended September 30, 2022
Balances, January 1, 2022	35,629	$722,671	532,874	(1,803)	1,803	(24,970)	1,230,575
Net income			108,503				108,503
Cash dividends declared ($0.66 per common share)			(23,538)				(23,538)
Change in Rabbi Trust Obligation				218	(218)		—
Stock withheld for payment of taxes	(17)	(603)					(603)
Stock-based compensation	100	2,626					2,626
Other comprehensive loss						(333,066)	(333,066)
Balances, September 30, 2022	35,712	$724,694	617,839	(1,585)	1,585	(358,036)	984,497

Nine Months Ended September 30, 2023
Balances, January 1, 2023	35,704	725,153	648,418	(1,585)	1,585	(341,975)	1,031,596
Net income			74,457				74,457
Cash dividends declared ($0.66 per common share)			(27,084)				(27,084)
Change in Rabbi Trust Obligation				210	(210)		—
Equity issued pursuant to acquisition	5,033	229,489					229,489
Stock options exercised	195	3,769					3,769
Stock withheld for payment of taxes	(6)	(186)					(186)
Stock-based compensation	159	4,419					4,419
Other comprehensive loss						(58,777)	(58,777)
Balances, September 30, 2023	41,085	$962,644	695,791	(1,375)	1,375	(400,752)	1,257,683

See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2023	2022
Cash Flows From Operating Activities
Net income	$74,457	108,503
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses and unfunded commitments, net	14,864	7,400
Net security premium amortization	7,082	9,431
Decrease in net deferred tax asset	(2,839)	(465)
Loan discount accretion	(10,354)	(4,736)
Other purchase accounting amortization and accretion, net	3,241	(335)
Foreclosed property net gains	(131)	(372)
Other gains, net	(1,402)	(5,958)
Bank-owned life insurance income	(3,216)	(2,880)
Decrease in net deferred loan fees	(1,087)	(570)
Depreciation of premises and equipment	5,583	5,152
Amortization of operating lease right-of-use assets	1,559	1,489
Repayments of lease obligations	(1,473)	(1,345)
Stock-based compensation expense	3,972	2,286
Amortization of intangible assets	6,147	2,859
Amortization and impairment of SBA servicing assets	952	2,239
Fees/gains from sale of presold mortgages and SBA loans	(3,340)	(6,532)
Origination of presold mortgage loans in process of settlement	(64,379)	(96,589)
Proceeds from sales of presold mortgage loans in process of settlement	61,636	114,133
Origination of SBA loans for sale	(43,499)	(62,190)
Proceeds from sales of SBA and other loans	30,526	109,608
Decrease in accrued interest receivable	1,033	564
Decrease in other assets	3,253	5,925
Increase in accrued interest payable	2,391	274
Increase (decrease) in other liabilities	793	(8,682)
Net cash provided by operating activities	85,769	179,209
Cash Flows From Investing Activities
Purchases of securities available for sale	—	(354,765)
Purchases of securities held to maturity	—	(39,004)
Proceeds from maturities, calls and principal repayments of securities available for sale	133,341	208,438
Proceeds from maturities, calls and principal repayments of securities held to maturity	2,807	5,158
Proceeds from sales of securities available for sale	111,863	—
Purchases of Federal Reserve and FHLB stock, net	(15,790)	(13,826)
Proceeds from bank owned life insurance death benefits	136	5,827
Net increase in loans	(347,419)	(422,655)
Proceeds from sales of foreclosed properties	554	2,904
Purchases of premises and equipment	(3,201)	(3,749)
Proceeds from sales of premises and equipment	59	158
Net cash received in acquisition activities	22,610	—
Net cash used by investing activities	(95,040)	(611,514)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(40,040)	105,166
Advances from other borrowings	1,665,000	328,000
Repayment of other borrowings	(1,590,099)	(169,099)
Cash dividends paid – common stock	(25,902)	(22,806)
Proceeds from stock option exercises	3,769	—
Payment of taxes related to stock withheld	(186)	(603)
Net cash provided by financing activities	12,542	240,658
Increase (decrease) in cash and cash equivalents	3,271	(191,647)
Cash and cash equivalents, beginning of period	270,318	461,162
Cash and cash equivalents, end of period	$273,589	269,515
(Continued)

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$92,383	7,425
Cash paid during the period for income taxes	21,856	29,091
Non-cash: Unrealized loss on securities available for sale, net of taxes	(58,878)	(333,168)
Non-cash: Foreclosed loans transferred to other real estate	1,000	119
Non-cash: Accrued dividends at end of period	9,039	7,857
Non-cash: Initial recognition of operating lease right-of-use assets and operating lease liabilities	260	—
Non-cash: Revision of operating lease right-of-use assets and operating lease liabilities	(562)	—
Acquisition of GrandSouth Bancorporation	See Note 2	—

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2023, the consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, and the consolidated cash flows for the nine months ended September 30, 2023 and 2022. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for interim period are not necessarily indicative of the results that may be expected for the full year.
Reference is made to Note 1 of the 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements.
Certain reclassifications have been made to the September 30, 2022 and December 31, 2022 consolidated financial statements to be comparable to September 30, 2023. These reclassifications had no effect on net income.
The Company has evaluated all subsequent events through the date the financial statements were issued.
Accounting Standards Adopted in 2023
ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments contained in this Accounting Standards Update ("ASU") eliminate the accounting guidance for troubled debt restructurings ("TDR") by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This ASU also requires entities to disclose current period gross write-offs by year of origination for financing receivables. The Company adopted ASU 2022-02 effective January 1, 2023 using a modified retrospective transition approach for the amendments related to the recognition and measurement of TDRs. The impact of the adoption resulted in an immaterial change to the allowance for credit losses ("ACL"), thus no adjustment to retained earnings was recorded. Disclosures have been updated to reflect information on loan modifications given to borrowers experiencing financial difficulty as presented in Note 4. TDR disclosures are presented for comparative periods only and are not required to be updated in current periods. Additionally, the current year vintage disclosure included in Note 4 has been updated to reflect gross charge-offs by year of origination for the nine months ended September 30, 2023.
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
ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." In 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The objective of the guidance in Topic 848 was to provide relief during the temporary transition period and the FASB included a sunset provision based on expectations of when the London Interbank Offered Rate ("LIBOR") would cease being

Index
published. The United Kingdom Financial Conduct Authority has extended the intended LIBOR cessation date from December 31, 2021 to June 30, 2023. As such, ASU 2022-06 deferred the sunset date previously set to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848; moreover, it applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2022-06 was adopted upon issuance. The Company will continue to elect various optional expedients for contract modifications affected by rate reference reform through the effective date of this guidance with no material effect on its financial statements.
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

As a result of the merger, eight branches in South Carolina were added to the Company's branch network. The acquisition accomplished the Company's strategic initiative to expand its presence in South Carolina, specifically in the high-growth markets of the state including Greenville, Charleston and Columbia. Significant synergies were anticipated to be gained from the acquisition, with asset growth and revenue enhancement opportunities from the new markets and expanded customer base. Accordingly, the Company recognized goodwill in the transaction related primarily to the reasons noted, as well as the positive earnings of GrandSouth.
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

Merger-related costs related to this acquisition of $13.5 million for the nine months ended September 30, 2023 were recorded by the Company and were excluded from the pro forma information below. There were no merger costs for the three months ended September 30, 2023. In addition, no adjustments have been made to such pro forma information to eliminate the provision for loan losses recorded by GrandSouth in the amount of $1.1 million and $1.5 million for the three and nine months ended September 30, 2022.

Pro forma information for the three and nine months ended September 30, 2023 was adjusted to eliminate the following: 1) the non-PCD provision for loan losses recorded on the acquisition date of $12.2 million and 2) the initial recording of a provision for credit losses associated with GrandSouth’s unfunded commitments of $1.9 million. If the GrandSouth acquisition had occurred at the beginning of 2022, the acquisition date credit loss reserve amounts would have been included in the fair value measurements of GrandSouth and also included in the goodwill calculation.

The following table also discloses the impact of the acquisition of GrandSouth from the acquisition date of January 1, 2023 through September 30, 2023. These amounts are included in the Company’s consolidated financial

Index
statements as of and for the three and nine months ended September 30, 2023. Merger-related costs have been excluded from these amounts and the provisions for credit loss amounts associated with non-PCD loans and unfunded commitments that were discussed above have also been excluded.

($ in thousands)	For the three months ended		For the nine months ended
	September 30, 2023		September 30, 2023
	Revenue	Net Income	Revenue	Net Income
Actual GrandSouth results included in statement of income since acquisition date	$14,209	$4,940	$43,516	$15,891

($ in thousands)	For the three months ended		For the nine months ended
	September 30, 2022		September 30, 2022
	Revenue	Net Income	Revenue	Net Income
Supplemental consolidated pro forma for the Company as if GrandSouth had been acquired on January 1, 2022	118,385	41,921	339,057	119,134

Note 3 – Securities

The book values and approximate fair values of investment securities at September 30, 2023 and December 31, 2022 are summarized as follows:

($ in thousands)	September 30, 2023				December 31, 2022
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
U.S. Treasuries	$174,693	170,859	—	(3,834)	174,420	168,758	—	(5,662)
Government-sponsored enterprise securities	71,962	56,904	—	(15,058)	71,957	57,456	—	(14,501)
Mortgage-backed securities	2,355,736	1,854,448	—	(501,288)	2,467,839	2,045,000	4	(422,843)
Corporate bonds	19,675	18,195	—	(1,480)	44,340	43,279	—	(1,061)
Total available for sale	$2,622,066	2,100,406	—	(521,660)	2,758,556	2,314,493	4	(444,067)

Securities held to maturity:
Mortgage-backed securities	$12,755	11,674	—	(1,081)	15,150	14,221	—	(929)
State and local governments	522,705	398,647	—	(124,058)	526,550	418,307	7	(108,250)
Total held to maturity	$535,460	410,321	—	(125,139)	541,700	432,528	7	(109,179)

All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSE"), except for private mortgage-backed securities with a fair value of $0.8 million as of September 30, 2023 and December 31, 2022.

The following table presents information regarding all securities with unrealized losses at September 30, 2023:

Index

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$—	—	170,859	3,834	170,859	3,834
Government-sponsored enterprise securities	—	—	56,904	15,058	56,904	15,058
Mortgage-backed securities	1,974	12	1,863,253	502,357	1,865,227	502,369
Corporate bonds	400	18	16,045	1,462	16,445	1,480
State and local governments	5,398	278	393,249	123,780	398,647	124,058
Total unrealized loss position	$7,772	308	2,500,310	646,491	2,508,082	646,799

The following table presents information regarding all securities with unrealized losses at December 31, 2022:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$168,758	5,662	—	—	168,758	5,662
Government-sponsored enterprise securities	—	—	57,456	14,501	57,456	14,501
Mortgage-backed securities	221,006	18,215	1,835,958	405,557	2,056,964	423,772
Corporate bonds	40,644	947	886	114	41,530	1,061
State and local governments	48,385	8,323	368,897	99,927	417,282	108,250
Total unrealized loss position	$478,793	33,147	2,263,197	520,099	2,741,990	553,246
As of September 30, 2023, the Company's securities portfolio held 656 securities of which 652 securities were in an unrealized loss position. As of December 31, 2022, the Company's securities portfolio held 666 securities of which 644 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at September 30, 2023 and December 31, 2022 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from one state or local government entity. Nearly all of our mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or the Small Business Administration ("SBA"), each of which is a government agency or GSE and guarantees the repayment of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At September 30, 2023 and December 31, 2022, the Company determined that expected credit losses associated with held to maturity debt securities were insignificant.
The book values and approximate fair values of investment securities at September 30, 2023, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Index

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$127,331	124,793	—	—
Due after one year but within five years	59,869	56,553	1,998	1,727
Due after five years but within ten years	78,130	63,691	122,111	96,588
Due after ten years	1,000	921	398,596	300,332
Mortgage-backed securities	2,355,736	1,854,448	12,755	11,674
Total securities	$2,622,066	2,100,406	535,460	410,321
At September 30, 2023 and December 31, 2022, investment securities with carrying values of $1.6 billion and $758.0 million, respectively, were pledged as collateral for public deposits or at the Federal Reserve Bank of Richmond ("Federal Reserve") as security on lines of credit.
At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
There were no sales of investment securities during the three or nine months ended September 30, 2023 with the exception of securities acquired from GrandSouth as discussed in Note 2. There was no gain or loss associated with the sale of acquired securities.
Included in “Other assets” in the Consolidated Balance Sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve stock totaling $55.4 million and $39.6 million at September 30, 2023 and December 31, 2022, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost and fair value of $22.6 million and $14.7 million at September 30, 2023 and December 31, 2022, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost and fair value of $32.8 million and $24.9 million at September 30, 2023 and December 31, 2022, respectively, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at September 30, 2023 was 1.5875, which means the Company would have received approximately 19,615 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon their conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.

Index
Note 4 – Loans, Allowance for Credit Losses, and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2023		December 31, 2022
	Amount	Percentage	Amount	Percentage
Commercial and industrial	$893,910	11%	$641,941	9%
Construction, development & other land loans	1,008,289	13%	934,176	14%
Commercial real estate - owner occupied	1,252,259	16%	1,036,270	16%
Commercial real estate - non owner occupied	2,509,317	31%	2,123,811	32%
Multi-family real estate	405,161	5%	350,180	5%
Residential 1-4 family real estate	1,560,140	19%	1,195,785	18%
Home equity loans/lines of credit	331,108	4%	323,726	5%
Consumer loans	67,169	1%	60,659	1%
Subtotal	8,027,353	100%	6,666,548	100%
Unamortized net deferred loan fees	(316)		(1,403)
Total loans	$8,027,037		$6,665,145

Also included in the table above are various SBA loans, generally originated under the SBA 7A program, with additional information on these loans presented in the table below.

($ in thousands)	September 30, 2023	December 31, 2022
Guaranteed portions of SBA loans included in table above	$40,849	31,893
Unguaranteed portions of SBA loans included in table above	113,081	116,910
Total SBA loans included in the table above	$153,930	148,803

Sold portions of SBA loans with servicing retained - not included in tables above	$364,859	392,370

At September 30, 2023 and December 31, 2022, there were remaining unaccreted discounts on the retained portion of sold SBA loans amounting to $3.6 million and $4.3 milion, respectively.

At September 30, 2023 and December 31, 2022, loans in the amount of $6.4 billion and $5.3 billion, respectively, were pledged as collateral for certain borrowings.

At September 30, 2023 and December 31, 2022, total loans included loans to executive officers and directors of the Company, and their associates, totaling approximately $5.5 million and $6.0 million, respectively. There were two new loans and advances on existing loans totaling approximately $45,000 for the nine months ended September 30, 2023 and repayments amounted to $0.5 million for that period. Available credit on related party loans totaled $1.3 million and $1.2 million at September 30, 2023 and December 31, 2022, respectively. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.
As of September 30, 2023 and December 31, 2022, unamortized discounts on all acquired loans totaled $26.5 million and $11.6 million, respectively. Loan discounts are generally amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
Nonperforming assets ("NPA") are defined as nonaccrual loans, modifications to borrowers in financial distress, loans past due 90 or more days and still accruing interest, foreclosed real estate, and prior to the adoption of ASU 2022-02 on January 1, 2023, TDRs.

Index
The following table summarizes the NPAs for each period presented.

($ in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans	$26,884	28,514
Modifications to borrowers in financial distress	10,723	—
TDRs - accruing	—	9,121
Total nonperforming loans	37,607	37,635
Foreclosed real estate	1,235	658
Total nonperforming assets	$38,842	38,293
At September 30, 2023 and December 31, 2022, the Company had $3.2 million and $0.8 million, respectively, in residential mortgage loans in the process of foreclosure.
At September 30, 2023, there were two loans with a commitment to lend additional funds of $0.1 million to borrowers whose loans were nonperforming. As of December 31, 2022, there was one such loan for an immaterial commitment to lend additional funds to the borrower whose loan was nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories as of September 30, 2023:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$1,485	8,303	9,788
Construction, development & other land loans	—	115	115
Commercial real estate - owner occupied	879	7,110	7,989
Commercial real estate - non owner occupied	1,941	1,127	3,068
Multi-family real estate	—	—	—
Residential 1-4 family real estate	—	2,979	2,979
Home equity loans/lines of credit	538	2,242	2,780
Consumer loans	—	165	165
Total	$4,843	22,041	26,884

The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2022:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$3,855	6,374	10,229
Construction, development & other land loans	—	1,009	1,009
Commercial real estate - owner occupied	3,903	5,770	9,673
Commercial real estate - non owner occupied	1,107	1,725	2,832
Multi-family real estate	—	—	—
Residential 1-4 family real estate	157	3,132	3,289
Home equity loans/lines of credit	—	1,397	1,397
Consumer loans	—	85	85
Total	$9,022	19,492	28,514

There was no interest income recognized during the periods presented on nonaccrual loans. The Company follows its nonaccrual policy of reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.

Index
The following table represents the accrued interest receivables written off by reversing interest income during each period indicated:

($ in thousands)	Nine Months Ended September 30, 2023	For the Year Ended December 31, 2022	Nine Months Ended September 30, 2022
Commercial and industrial	$182	102	56
Construction, development & other land loans	2	16	16
Commercial real estate - owner occupied	105	123	106
Commercial real estate - non owner occupied	8	15	2
Multi-family real estate	—	1	—
Residential 1-4 family real estate	29	45	32
Home equity loans/lines of credit	39	20	17
Consumer loans	2	2	2
Total	$367	324	231

The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2023:

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial and industrial	$1,326	155	—	9,788	882,641	893,910
Construction, development & other land loans	693	339	—	115	1,007,142	1,008,289
Commercial real estate - owner occupied	1,864	—	—	7,989	1,242,406	1,252,259
Commercial real estate - non owner occupied	76	—	—	3,068	2,506,173	2,509,317
Multi-family real estate	—	—	—	—	405,161	405,161
Residential 1-4 family real estate	2,200	1,349	—	2,979	1,553,612	1,560,140
Home equity loans/lines of credit	720	111	—	2,780	327,497	331,108
Consumer loans	270	136	—	165	66,598	67,169
Total	$7,149	2,090	—	26,884	7,991,230	8,027,353
Unamortized net deferred loan fees						(316)
Total loans						8,027,037

Index
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2022:

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial and industrial	$438	565	—	10,229	630,709	641,941
Construction, development & other land loans	238	1,687	—	1,009	931,242	934,176
Commercial real estate - owner occupied	124	48	—	9,673	1,026,425	1,036,270
Commercial real estate - non owner occupied	496	49	—	2,832	2,120,434	2,123,811
Multi-family real estate	—	—	—	—	350,180	350,180
Residential 1-4 family real estate	3,415	25	—	3,289	1,189,056	1,195,785
Home equity loans/lines of credit	457	371	—	1,397	321,501	323,726
Consumer loans	249	66	—	85	60,259	60,659
Total	$5,417	2,811	—	28,514	6,629,806	6,666,548
Unamortized net deferred loan fees						(1,403)
Total loans						6,665,145
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
The following table presents an analysis of collateral dependent loans of the Company as of September 30, 2023:

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial and industrial	$—	2,542	—	—	2,542
Commercial real estate - owner occupied	—	—	—	1,228	1,228
Commercial real estate - non owner occupied	—	—	—	1,941	1,941
Home equity loans/lines of credit	538	—	—	—	538
Total	$538	2,542	—	3,169	6,249

The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2022:

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial and industrial	$—	6,394	—	—	6,394
Commercial real estate - owner occupied	—	—	—	4,578	4,578
Commercial real estate - non owner occupied	—	—	—	2,145	2,145
Residential 1-4 family real estate	157	—	—	—	157
Total	$157	6,394	—	6,723	13,274

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

Index
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

The following tables presents the activity in the ACL on loans for each of the periods indicated. Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2023, adjustments for acquired loan portfolios. Much of the change to the level of ACL during the nine months ended September 30, 2023 is attributed to the acquisition of GrandSouth. In addition to the "Day 1" allowance recorded for PCD loans of $5.6 million, the Company recorded a "Day 2" initial provision of $12.2 million related to the non-PCD loans in the GrandSouth portfolio. The balance of the change was a result of loan growth during the period and updated prepayment speed estimates in the CECL model. The higher rate environment has resulted in slower prepayments, thus increasing the projected ACL required.

($ in thousands)	Beginning balance	"Day 1" ACL for acquired PCD loans	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended September 30, 2023
Commercial and industrial	$23,442	—	(2,650)	450	1,202	22,444
Construction, development & other land loans	18,477	—	(120)	54	(4,761)	13,650
Commercial real estate - owner occupied	16,381	—	(24)	34	1,873	18,264
Commercial real estate - non owner occupied	26,274	—	—	302	(1,240)	25,336
Multi-family real estate	3,946	—	—	3	(481)	3,468
Residential 1-4 family real estate	14,305	—	—	50	4,374	18,729
Home equity loans/lines of credit	3,717	—	—	11	(431)	3,297
Consumer loans	2,688	—	(409)	67	664	3,010
Total	$109,230	—	(3,203)	971	1,200	108,198

As of and for the nine months ended September 30, 2023
Commercial and industrial	$17,718	5,197	(6,361)	1,216	4,674	22,444
Construction, development & other land loans	15,128	49	(120)	277	(1,684)	13,650
Commercial real estate - owner occupied	14,972	191	(24)	104	3,021	18,264
Commercial real estate - non owner occupied	22,780	51	(235)	734	2,006	25,336
Multi-family real estate	2,957	—	—	10	501	3,468
Residential 1-4 family real estate	11,354	113	—	275	6,987	18,729
Home equity loans/lines of credit	3,158	8	(2)	85	48	3,297
Consumer loans	2,900	1	(833)	144	798	3,010
Total	$90,967	5,610	(7,575)	2,845	16,351	108,198

Index

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the year ended December 31, 2022
Commercial and industrial	$16,249	(2,519)	756	3,232	17,718
Construction, development & other land loans	16,519	—	480	(1,871)	15,128
Commercial real estate - owner occupied	12,317	(214)	691	2,178	14,972
Commercial real estate - non owner occupied	16,789	(849)	1,281	5,559	22,780
Multi-family real estate	1,236	—	11	1,710	2,957
Residential 1-4 family real estate	8,686	—	17	2,651	11,354
Home equity loans/lines of credit	4,337	(43)	600	(1,736)	3,158
Consumer loans	2,656	(840)	207	877	2,900
Total	$78,789	(4,465)	4,043	12,600	90,967

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended September 30, 2022
Commercial and industrial	$15,450	(512)	166	2,482	17,586
Construction, development & other land loans	16,171	—	109	(1,352)	14,928
Commercial real estate - owner occupied	14,921	(52)	25	(436)	14,458
Commercial real estate - non owner occupied	20,124	(418)	85	991	20,782
Multi-family real estate	2,149	—	2	383	2,534
Residential 1-4 family real estate	8,650	—	1	2,064	10,715
Home equity loans/lines of credit	2,086	(2)	85	597	2,766
Consumer loans	2,630	(221)	38	371	2,818
Total	$82,181	(1,205)	511	5,100	86,587

As of and for the nine months ended September 30, 2022
Commercial and industrial	$16,249	(2,030)	636	2,731	17,586
Construction, development & other land loans	16,519	—	376	(1,967)	14,928
Commercial real estate - owner occupied	12,317	(70)	585	1,626	14,458
Commercial real estate - non owner occupied	16,789	(1,263)	974	4,282	20,782
Multi-family real estate	1,236	—	8	1,290	2,534
Residential 1-4 family real estate	8,686	—	16	2,013	10,715
Home equity loans/lines of credit	4,337	(43)	446	(1,974)	2,766
Consumer loans	2,656	(602)	165	599	2,818
Total	$78,789	(4,008)	3,206	8,600	86,587

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

Index

	Term Loans by Year of Origination
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
As of September 30, 2023
Commercial and industrial
Pass	$112,558	176,542	117,495	79,161	42,202	64,829	284,368	877,155
Special Mention	550	171	115	206	968	864	2,867	5,741
Classified	1,507	482	620	1,606	1,354	4,695	750	11,014
Total commercial and industrial	114,615	177,195	118,230	80,973	44,524	70,388	287,985	893,910
Gross charge-offs, YTD	—	1,036	691	249	672	1,196	2,517	6,361
Construction, development & other land loans
Pass	414,163	335,922	146,919	18,035	12,146	7,942	70,770	1,005,897
Special Mention	693	368	60	—	—	97	22	1,240
Classified	204	717	77	8	13	133	—	1,152
Total construction, development & other land loans	415,060	337,007	147,056	18,043	12,159	8,172	70,792	1,008,289
Gross charge-offs, YTD	—	—	—	—	—	120	—	120
Commercial real estate - owner occupied
Pass	161,535	322,115	310,113	204,501	97,149	110,290	17,842	1,223,545
Special Mention	710	2,550	471	1,057	5,778	2,525	344	13,435
Classified	4,545	1,514	1,624	261	2,299	4,952	84	15,279
Total commercial real estate - owner occupied	166,790	326,179	312,208	205,819	105,226	117,767	18,270	1,252,259
Gross charge-offs, YTD	—	—	22	—	—	2	—	24
Commercial real estate - non owner occupied
Pass	372,435	765,188	776,052	316,590	141,693	96,404	25,430	2,493,792
Special Mention	295	199	38	4,617	1,190	6,069	—	12,408
Classified	883	390	15	—	634	1,195	—	3,117
Total commercial real estate - non owner occupied	373,613	765,777	776,105	321,207	143,517	103,668	25,430	2,509,317
Gross charge-offs, YTD	—	—	235	—	—	—	—	235
Multi-family real estate
Pass	36,999	150,089	137,123	44,428	12,425	10,847	13,138	405,049
Special Mention	—	—	—	—	—	—	—	—
Classified	—	112	—	—	—	—	—	112
Total multi-family real estate	36,999	150,201	137,123	44,428	12,425	10,847	13,138	405,161
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	224,015	438,604	321,353	193,916	96,780	269,201	2,273	1,546,142
Special Mention	689	42	190	71	597	2,007	18	3,614
Classified	535	258	352	505	520	8,214	—	10,384
Total residential 1-4 family real estate	225,239	438,904	321,895	194,492	97,897	279,422	2,291	1,560,140
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Home equity loans/lines of credit
Pass	1,891	1,507	1,341	228	584	1,427	313,746	320,724
Special Mention	167	—	121	—	—	—	73	361
Classified	252	7	148	92	104	123	9,297	10,023
Total home equity loans/lines of credit	2,310	1,514	1,610	320	688	1,550	323,116	331,108
Gross charge-offs, YTD	—	—	—	—	—	—	2	2
Consumer loans
Pass	13,809	14,457	5,781	2,595	575	669	28,963	66,849
Special Mention	—	—	—	—	—	—	—	—
Classified	87	112	49	20	3	1	48	320
Total consumer loans	13,896	14,569	5,830	2,615	578	670	29,011	67,169
Gross charge-offs, YTD	184	38	59	4	—	—	548	833
Total loans	$1,348,522	2,211,346	1,820,057	867,897	417,014	592,484	770,033	8,027,353
Unamortized net deferred loan fees								(316)
Total loans, net of deferred loan fees								8,027,037
Total gross charge-offs, year to date	$184	1,074	1,007	253	672	1,318	3,067	7,575

Index

	Term Loans by Year of Origination
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
As of December 31, 2022
Commercial and industrial
Pass	$185,167	107,747	85,110	51,274	590	76,588	120,590	627,066
Special Mention	342	166	648	1,312	—	990	332	3,790
Classified	734	1,909	808	1,384	—	5,762	488	11,085
Total commercial and industrial	186,243	109,822	86,566	53,970	590	83,340	121,410	641,941
Construction, development & other land loans
Pass	550,752	267,096	42,421	30,973	—	12,722	19,519	923,483
Special Mention	5,128	5	3,679	—	—	100	13	8,925
Classified	656	107	38	899	—	44	24	1,768
Total construction, development & other land loans	556,536	267,208	46,138	31,872	—	12,866	19,556	934,176
Commercial real estate - owner occupied
Pass	258,025	305,324	190,464	96,495	179	141,053	15,499	1,007,039
Special Mention	1,170	1,070	4,042	6,926	—	3,277	665	17,150
Classified	3,060	208	84	1,572	—	6,790	367	12,081
Total commercial real estate - owner occupied	262,255	306,602	194,590	104,993	179	151,120	16,531	1,036,270
Commercial real estate - non owner occupied
Pass	718,696	747,653	319,708	141,284	—	168,096	21,159	2,116,596
Special Mention	545	44	394	1,363	—	1,180	—	3,526
Classified	420	1,057	—	884	—	1,328	—	3,689
Total commercial real estate - non owner occupied	719,661	748,754	320,102	143,531	—	170,604	21,159	2,123,811
Multi-family real estate
Pass	119,922	133,701	59,452	9,669	—	15,212	12,224	350,180
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total multi-family real estate	119,922	133,701	59,452	9,669	—	15,212	12,224	350,180
Residential 1-4 family real estate
Pass	317,282	274,756	186,102	98,559	185	301,885	1,379	1,180,148
Special Mention	1,189	127	110	470	—	2,416	—	4,312
Classified	763	251	221	359	—	9,072	659	11,325
Total residential 1-4 family real estate	319,234	275,134	186,433	99,388	185	313,373	2,038	1,195,785
Home equity loans/lines of credit
Pass	869	1,091	349	237	—	2,020	309,786	314,352
Special Mention	175	—	—	—	—	18	1,072	1,265
Classified	106	156	94	87	—	213	7,453	8,109
Total home equity loans/lines of credit	1,150	1,247	443	324	—	2,251	318,311	323,726
Consumer loans
Pass	35,406	7,946	3,610	1,056	3	1,250	10,953	60,224
Special Mention	—	—	—	—	—	—	—	—
Classified	320	31	3	1	—	25	55	435
Total consumer loans	35,726	7,977	3,613	1,057	3	1,275	11,008	60,659
Total loans	$2,200,727	1,850,445	897,337	444,804	957	750,041	522,237	6,666,548
Unamortized net deferred loan fees								(1,403)
Total loans, net of deferred loan fees								6,665,145

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

The followings tables present the amortized cost basis at September 30, 2023 of the loans modified during the three and nine months then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended September 30, 2023
Commercial and industrial	$1,142	117	—	1,259	0.14%
Construction, development & other land loans	—	594	—	594	0.06%
Commercial real estate - owner occupied	—	4,023	—	4,023	0.32%
Commercial real estate - non owner occupied	—	131	—	131	0.01%
Residential 1-4 family real estate	—	245	—	245	0.02%
Home equity loans/lines of credit	24	401	99	524	0.16%
Consumer loans	—	9	—	9	0.01%
Total	$1,166	5,520	99	6,785	0.08%

As of and for the nine months ended September 30, 2023
Commercial and industrial	$2,589	216	—	2,805	0.31%
Construction, development & other land loans	—	594	10	604	0.06%
Commercial real estate - owner occupied	185	4,302	—	4,487	0.36%
Commercial real estate - non owner occupied	—	219	—	219	0.01%
Residential 1-4 family real estate	—	750	—	750	0.05%
Home equity loans/lines of credit	24	1,669	99	1,792	0.54%
Consumer loans	—	66	—	66	0.10%
Total	$2,798	7,816	109	10,723	0.13%
For the three and nine months ended September 30, 2023, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.
The following tables describes the financial effect for the three and nine months ended September 30, 2023 of the modifications made for borrowers experiencing financial difficulty:

Index

	Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
For the three months ended September 30, 2023
Commercial and industrial	—%	6	26
Construction, development & other land loans	—%	0	8
Commercial real estate - owner occupied	—%	0	32
Commercial real estate - non owner occupied	—%	0	11
Residential 1-4 family real estate	—%	0	23
Home equity loans/lines of credit	2.61%	24	84
Consumer loans	—%	0	24

For the nine months ended September 30, 2023
Commercial and industrial	—%	4	20
Construction, development & other land loans	1.53%	0	9
Commercial real estate - owner occupied	—%	12	34
Commercial real estate - non owner occupied	—%	0	13
Residential 1-4 family real estate	—%	0	24
Home equity loans/lines of credit	2.61%	24	55
Consumer loans	—%	0	9
The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of September 30, 2023:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$2,805	—	—	—
Construction, development & other land loans	604	—	—	—
Commercial real estate - owner occupied	4,487	—	—	—
Commercial real estate - non owner occupied	219	—	—	—
Residential 1-4 family real estate	670	80	—	—
Home equity loans/lines of credit	1,792	—	—	—
Consumer loans	66	—	—	—
	$10,643	80	—	—
None of the modifications made for borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023 are considered to have had a payment default.
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
The vast majority of the Company’s TDRs modified during the three and nine months ended September 30, 2022 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.

Index
The Company’s TDRs are classified as either nonaccrual or accruing based on the loan’s payment status. The TDRs that were nonaccrual were reported within the nonaccrual loan totals presented previously.
The following table presents information related to loans modified in a TDR during the three and nine months ended September 30, 2022.

	For the three months ended September 30, 2022			For the nine months ended September 30, 2022
($ in thousands)	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances	Number of Contracts	Pre-Modification Restructured Balances	Post-Modification Restructured Balances
TDRs - Accruing
Commercial and industrial	—	$—	—	1	$161	161
Construction, development & other land loans	—	—	—	1	131	131
Residential 1-4 family real estate	—	—	—	1	36	36
Home equity loans/lines of credit	1	176	176	3	379	379

TDRs - Nonaccrual
Commercial and industrial	1	327	327	4	627	627
Commercial real estate - owner occupied	—	—	—	2	784	784
Residential 1-4 family real estate	—	—	—	1	36	36

Total TDRs arising during period	2	$503	503	13	$2,154	2,154
The Company considered a TDR loan to have defaulted when it became 90 or more days delinquent under the modified terms, had been transferred to nonaccrual status, or had been transferred to foreclosed real estate. There were no accruing TDRs that were modified in the twelve months preceding September 30, 2022 and that defaulted during the three and nine months ended September 30, 2022.
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
Allowance for Unfunded Loan Commitments
In addition to the ACL on loans, the Company maintains an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for unfunded commitments expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL on loans. The allowance for unfunded loan commitments of $11.8 million and $13.3 million at September 30, 2023 and December 31, 2022, respectively, were separately classified on the Consolidated Balance Sheets within "Other liabilities."
The following table presents the balance and activity in the allowance for unfunded loan commitments for the nine months ended September 30, 2023 and 2022 and for the twelve months ended December 31, 2022:

Index

($ in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Beginning balance	$13,306	13,506	13,506
"Day 2" provision for credit losses on unfunded commitments acquired from GrandSouth	1,921	—	—
Charge-offs	—	—	—
Recoveries	—	—	—
Reversal of provision for unfunded commitments	(3,408)	(200)	(1,200)
Ending balance	$11,819	13,306	12,306

Allowance for Credit Losses - Securities Held to Maturity
The ACL for securities held to maturity was insignificant at September 30, 2023 and December 31, 2022.

Note 5 – Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount, accumulated amortization and net amount of amortizable intangible assets as of September 30, 2023 and December 31, 2022, and the carrying amount of unamortized intangible assets as of those same dates.

	September 30, 2023			December 31, 2022
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Customer lists	$2,700	2,087	613	2,700	1,847	853
Core deposit intangibles	57,890	27,162	30,728	29,050	21,274	7,776
Other intangibles	100	77	23	100	58	42
Intangibles before servicing assets	60,690	29,326	31,364	31,850	23,179	8,671
SBA servicing assets	13,728	10,213	3,515	13,264	9,260	4,004
Total amortizable intangible assets	$74,418	39,539	34,879	45,114	32,439	12,675
Unamortizable intangible assets:
Goodwill	$478,750			364,263
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
Amortization expense of all other intangible assets, excluding the SBA servicing assets, totaled $2.0 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $6.1 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively.
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

Index
The following table presents the changes in the SBA servicing assets and SBA servicing income for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Beginning balance, net	$3,781	4,967	4,004	5,472
Add: New servicing assets	191	131	464	1,158
Less: Amortization and impairment expense	457	707	953	2,239
Ending balance, net	$3,515	4,391	3,515	4,391

SBA guaranteed servicing income	$846	1,120	2,693	2,901
At September 30, 2023 and December 31, 2022, the Company serviced SBA loans totaling $364.9 million and $392.4 million, respectively, for others. There were no other loans serviced in any period presented.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31 of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. No triggering events were identified during 2023 to date or in 2022, and therefore, the Company did not perform interim impairment evaluations in either of those periods. The Company's most recent evaluation of goodwill, which occurred in the fourth quarter of 2022, indicated that there was no goodwill impairment.

The following table presents the changes in carrying amounts of goodwill:

($ in thousands)	Total Goodwill
Balance at December 31, 2021	$364,263
Net activity during 2022	—
Balance at December 31, 2022	364,263
Additions from acquisition of GrandSouth	114,487
Balance at September 30, 2023	$478,750
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

($ in thousands)	Estimated Amortization Expense
October 1, 2023 to December 31, 2023	$1,856
2024	6,604
2025	5,672
2026	4,705
2027	3,951
Thereafter	8,576
Total	$31,364

Index
Note 6 - Borrowings
The following tables present information regarding the Company’s outstanding borrowings at September 30, 2023 and December 31, 2022 (dollars in thousands):

Description	Due date	Call Feature	Balance at September 30, 2023	Interest Rate
FHLB Principal Reducing Credit	12/22/2023	None	$880	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	206	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	33	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	153	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	153	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	319	0.50% fixed
FHLB Fixed Rate Credit	10/13/2023	None	100,000	5.46% fixed
FHLB Fixed Rate Credit	10/20/2023	None	25,000	5.46% fixed
FHLB Fixed Rate Credit	10/30/2023	None	50,000	5.48% fixed
FHLB Fixed Rate Credit	11/13/2023	None	100,000	5.50% fixed
FHLB Daily Rate Credit	9/16/2024	None	25,000	5.57% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.28% at 9/30/23 adjustable rate 3 month CME Term SOFR+ 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.38% at 9/30/23 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	7.81% at 9/30/23 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	7.57% at 9/30/23 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	7.06% at 9/30/23 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by the Company beginning 6/23/2011	8,248	7.51% at 9/30/23 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/30/2028	Continuous by Company beginning 11/30/2023	10,000	6.50% fixed
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed
Total borrowings / weighted average rate as of September 30, 2023			407,068	5.85%
Unamortized discount on acquired borrowings			(5,225)
Total borrowings			$401,843

Index

Description	Due date	Call Feature	Balance at December 31, 2022	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$32	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	912	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	214	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	38	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	158	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	159	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	329	0.50% fixed
FHLB Daily Rate Credit	8/23/2023	None	40,000	4.57% fixed
FHLB Fixed Rate Credit	1/9/2023	None	50,000	4.15% fixed
FHLB Fixed Rate Credit	2/1/2023	None	80,000	4.25% fixed
FHLB Fixed Rate Credit	2/9/2023	None	50,000	4.35% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	7.06% at 12/31/22 adjustable rate 3 month LIBOR + 2.65%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	7.16% at 12/31/22 adjustable rate 3 month LIBOR + 2.75%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	6.16% at 12/31/22 adjustable rate 3 month LIBOR + 1.39%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	6.90% at 12/31/22 adjustable rate 3 month LIBOR + 2.15%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	6.08% at 12/31/22 adjustable rate 3 month LIBOR + 2.00%
Total borrowings / weighted average rate as of December 31, 2022			290,918	4.82%
Unamortized discount on acquired borrowings			(3,411)
Total borrowings			$287,507
Note 7 – Leases
The Company enters into leases in the normal course of business. As of September 30, 2023, the Company leased 17 bank branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the buildings are owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from January 2024 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 19.6 years as of September 30, 2023. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of twelve months or less (short-term leases) on the Company's Consolidated Balance Sheets. The short-term lease cost for each period presented was insignificant.
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

Index
are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.16% as of September 30, 2023.
Total operating lease expenses were $0.8 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $2.3 million for the nine months ended September 30, 2023 and 2022. The right-of-use assets and lease liabilities were $17.6 million and $18.3 million as of September 30, 2023, respectively, and were $18.7 million and $19.4 million as of December 31, 2022, respectively.
Future undiscounted lease payments for operating leases with initial terms of great than one year as of September 30, 2023 are as follows.

($ in thousands)
October 1, 2023 to December 31, 2023	$661
2024	2,446
2025	1,914
2026	1,633
2027	1,359
Thereafter	18,476
Total undiscounted lease payments	26,489
Less effect of discounting	(8,141)
Present value of estimated lease payments (lease liability)	$18,348
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
The Company recorded periodic pension cost totaling $51,000 for the three months ended September 30, 2023 and 2022, and $152,000 and $153,000 for the nine months ended September 30, 2023 and 2022, respectively. The following table contains the components of the pension cost:

	For the Three Months Ended September 30,
	2023			2022
($ in thousands)	Pension Plan	SERP	Total Both Plans	Pension Plan	SERP	Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	267	28	295	267	28	295
Expected return on plan assets	(288)	—	(288)	(288)	—	(288)
Amortization of net loss (gain)	180	(136)	44	180	(136)	44
Net periodic pension cost	$159	(108)	51	159	(108)	51

	For the Nine Months Ended September 30,
	2023			2022
($ in thousands)	Pension Plan	SERP	Total Both Plans	Pension Plan	SERP	Total Both Plans
Service cost	$—	—	—	—	—	—
Interest cost	800	84	884	801	84	885
Expected return on plan assets	(864)	—	(864)	(864)	—	(864)
Amortization of net (gain)/loss	540	(408)	132	540	(408)	132
Net periodic pension cost	$476	(324)	152	477	(324)	153

Index

The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.
The Company’s funding policy with respect to the SERP is to fund the related benefits from the operating cash flow of the Company.
The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to be deductible for income tax purposes. The Company did not contribute to the Pension Plan in the first nine months of 2023 and does not expect to contribute to the Pension Plan in the remainder of 2023. On March 27, 2023, the Company’s Board of Directors approved termination of the Pension Plan to be effective during the calendar year 2023 and a termination cost estimate of $2.4 million was recorded in the first quarter of 2023 in the accompanying Consolidated Statements of Income. On July 31, 2023, the Pension Plan was amended to terminate the Plan as of that date. The Company is in the process of taking appropriate actions necessary to liquidate the Pension Plan which is anticipated to be completed during the fourth quarter of 2023.

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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2023:

($ in thousands) Description of Financial Instruments	Fair Value at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
U.S. Treasury	$170,859	—	170,859	—
Government-sponsored enterprise securities	56,904	—	56,904	—
Mortgage-backed securities	1,854,448	—	1,854,448	—
Corporate bonds	18,195	—	18,195	—
Total available for sale securities	$2,100,406	—	2,100,406	—

Presold mortgages in process of settlement	$5,427	5,427	—	—

Nonrecurring
Individually evaluated loans	$1,436	—	—	1,436

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
Individually evaluated loans — Fair values for individually evaluated loans are measured on a non-recurring basis and are based on (1) the underlying collateral values securing the loans, adjusted for estimated selling costs, or (2) the net present value ("PV") of the cash flows expected to be received for such loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is generally determined by third-party appraisers using an income or market valuation approach based on an appraisal conducted by an independent, licensed third party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3). Appraisals used in this analysis are generally obtained at least annually based on when the loans first became impaired, and thus the appraisals are not necessarily as of the period ends presented. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.
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
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)	Fair Value at September 30, 2023	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$1,436	Appraised value	Discounts applied for estimated costs to sell	10%
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

The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2023 and December 31, 2022 were as follows:

		September 30, 2023		December 31, 2022
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$95,257	95,257	101,133	101,133
Due from banks, interest-bearing	Level 1	178,332	178,332	169,185	169,185
Securities held to maturity	Level 2	535,460	410,321	541,700	432,528
SBA loans held for sale	Level 2	2,633	2,633	—	—
Total loans, net of allowance	Level 3	7,918,839	7,377,021	6,574,178	6,240,870
Accrued interest receivable	Level 1	34,414	34,414	29,710	29,710
Bank-owned life insurance	Level 1	182,764	182,764	164,592	164,592
SBA Servicing Asset	Level 3	3,515	4,127	4,004	4,721

Deposits	Level 2	10,235,403	10,225,228	9,227,529	9,218,945
Borrowings	Level 2	401,843	388,391	287,507	277,146
Accrued interest payable	Level 1	5,511	5,511	2,738	2,738
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

Index
accounts, income taxes currently payable and other various accrued expenses. In addition, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
Note 10 – Stock-Based Compensation
The Company recorded total stock-based compensation expense of $1.2 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $3.4 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company recognized $278,000 and $170,000 of income tax benefits related to stock-based compensation expense for the three months ended September 30, 2023 and 2022, respectively, and $798,000 and $445,000 for the nine months ended September 30, 2023 and 2022, respectively.
At September 30, 2023, the sole equity-based compensation plan of the Company was the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of September 30, 2023, the Equity Plan had 205,498 shares remaining available for grant.
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
The following table presents information regarding the activity for the first nine months of 2023 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	223,012	$36.14
Granted during the period	143,380	37.08
Vested during the period	(25,811)	24.52
Forfeited or expired during the period	(791)	37.88
Nonvested at September 30, 2023	339,790	$37.15
Total unrecognized compensation expense as of September 30, 2023 amounted to $6.1 million with a weighted-average remaining term of 2.0 years. For the nonvested awards that were outstanding at September 30, 2023, the Company expects to record $3.6 million in compensation expense in the next twelve months, $1.2 million of which is expected to be recorded in the remaining quarter of 2023.

Index
As discussed in Note 2, in conjunction with the GrandSouth acquisition, GrandSouth common stock options outstanding at January 1, 2023 became fully vested under the change in control provisions in the GrandSouth option plans and were converted into replacement options to acquire 0.91 shares of the Company's common stock.
Stock option activity and related information is presented below as of and for the periods indicated:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value ($ in thousands)
Balance at January 1, 2023	—	$—
Replacement options issued in conjunction with acquisition of GrandSouth	542,345	20.14
Exercised during the period	(194,998)	19.33
Forfeited or expired during the period	—	—

Outstanding at September 30, 2023	347,347	20.59	6.01	$2,768

Exercisable at September 30, 2023	347,347	$20.59	6.01	$2,768

Stock options outstanding are summarized as follows as of September 30, 2023:

Shares	Range	Weighted Average Price	Weighted Average Remaining Life in Years
111,822	$13.79 - 18.18	15.63	4.38
121,320	$18.19	18.19	5.73
114,205	$18.20 - 31.32	28.00	7.91
347,347		20.59	6.01
In accordance with ASC 805-30, the fair value of the replacement options issued in conjunction with the GrandSouth acquisition as of January 1, 2023 was measured using the Black-Scholes option pricing model. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted:

For the Nine Months Ended
September 30, 2023
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
At September 30, 2023, the Company had no unrecognized compensation expense related to stock options. All unexercised options expire ten years after the applicable original grant dates under the GrandSouth stock option plan.

Index
Note 11 – Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended September 30,
	2023			2022
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$29,893			$37,949
Less: income allocated to restricted stock	(247)			(249)
Basic EPS per common share	$29,646	40,744,042	$0.73	$37,700	35,469,001	$1.06

Diluted EPS:
Net income	$29,893	40,744,042		$37,949	35,469,001
Effect of dilutive securities	—	455,016		—	234,445
Diluted EPS per common share	$29,893	41,199,058	$0.73	$37,949	35,703,446	$1.06

	Nine Months Ended September 30,
	2023			2022
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$74,457			$108,503
Less: income allocated to restricted stock	(539)			(573)
Basic EPS per common share	$73,918	40,691,751	$1.82	$107,930	35,474,239	$3.04

Diluted EPS:
Net income	$74,457	40,691,751		$108,503	35,474,239
Effect of dilutive securities	—	458,239		—	188,288
Diluted EPS per common share	$74,457	41,149,990	$1.81	$108,503	35,662,527	$3.04

Index
Note 12 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI") for the Company are as follows:

($ in thousands)	September 30, 2023	December 31, 2022
Unrealized loss on securities available for sale	$(521,660)	(444,063)
Deferred tax asset	120,765	102,046
Net unrealized loss on securities available for sale	(400,895)	(342,017)

Postretirement plans liability	187	54
Deferred tax asset	(44)	(12)
Net postretirement plans liability	143	42

Total accumulated other comprehensive loss	$(400,752)	(341,975)
The following tables disclose the changes in AOCI for the three and nine months ended September 30, 2023 and 2022 (all amounts are net of tax):

	For the Three Months Ended September 30, 2023
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(338,251)	109	(338,142)
Other comprehensive loss before reclassifications	(62,644)	—	(62,644)
Amounts reclassified from accumulated other comprehensive income	—	34	34
Net current period other comprehensive (loss) income	(62,644)	34	(62,610)

Ending balance	$(400,895)	143	(400,752)

	For the Three Months Ended September 30, 2022
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(249,148)	(204)	(249,352)
Other comprehensive loss before reclassifications	(108,718)	—	(108,718)
Amounts reclassified from accumulated other comprehensive income	—	34	34
Net current period other comprehensive (loss) income	(108,718)	34	(108,684)

Ending balance	$(357,866)	(170)	(358,036)

Index

	For the Nine Months Ended September 30, 2023
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(342,017)	42	(341,975)
Other comprehensive loss before reclassifications	(58,878)	—	(58,878)
Amounts reclassified from accumulated other comprehensive income	—	101	101
Net current-period other comprehensive (loss) income	(58,878)	101	(58,777)

Ending balance	$(400,895)	143	(400,752)

	For the Nine Months Ended September 30, 2022
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(24,698)	(272)	(24,970)
Other comprehensive loss before reclassifications	(333,168)	—	(333,168)
Amounts reclassified from accumulated other comprehensive income	—	102	102
Net current-period other comprehensive (loss) income	(333,168)	102	(333,066)

Ending balance	$(357,866)	(170)	(358,036)
Amounts reclassified from AOCI for unrealized gain (loss) on securities available for sale represent realized securities gains or losses, net of tax effects. There were no security sales resulting in gains or losses in any period presented. Amounts reclassified from AOCI for postretirement plans asset (liability) represent amortization of amounts included in AOCI, net of taxes, and are recorded in the "Other operating expenses" line item of the Consolidated Statements of Income.

Note 13 – Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2023 and 2022. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Noninterest Income: In-scope of ASC 606:
Service charges on deposit accounts	$4,661	4,166	13,012	11,407
Other service charges and fees:
Bankcard interchange income, net	2,239	3,009	7,190	12,532
Other service charges and fees	1,354	1,594	4,184	4,347
Commissions from sales of financial products	1,207	1,391	3,926	3,487
SBA consulting fees	478	479	1,408	1,963
Noninterest income (in-scope of ASC 606)	9,939	10,639	29,720	33,736
Noninterest income (out-of-scope of ASC 606)	5,238	6,273	13,228	19,691
Total noninterest income	$15,177	16,912	42,948	53,427
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

Index
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
On January 1, 2023, we acquired GrandSouth, a community bank headquartered in Greenville, South Carolina, in an all-stock transaction. The terms of the Merger Agreement provided that each share of common and preferred stock of GrandSouth issued and outstanding immediately prior to the effective time of the acquisition was converted into 0.91 shares of the Company's common stock. As a result, the Company issued 5,032,834 shares of the Company's common stock effective January 1, 2023. In addition, GrandSouth common stock options outstanding at the merger effective time were converted to options to acquire 0.91 shares of the Company's common stock resulting in 542,345 options with an average exercise price of approximately $20.14.

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

Overview and Highlights at and for Three Months Ended September 30, 2023

We earned net income of $29.9 million, or $0.73 diluted EPS, during the three months ended September 30, 2023 compared to net income of $37.9 million, or $1.06 diluted EPS, for the three months ended September 30, 2022. Higher cost of funds was the primary driver to the lower income for the current year as compared to the prior year.

Index
•Net interest income for the third quarter of 2023 was $84.7 million, a 0.7% decrease from the $85.3 million recorded in the third quarter of 2022. The decrease in net interest income from the prior year period was driven by higher cost of funds, partially offset by higher earning assets related to both the GrandSouth acquisition and organic growth.
•Net interest margin ("NIM") on a tax-equivalent basis decreased in the third quarter of 2023 to 2.97% from 3.40% for the third quarter of 2022 related to the higher cost of funds, partially offset by increases in market interest rates driving higher yields on loans and increased loan accretion.
•Noninterest income for the three months ended September 30, 2023 decreased $1.7 million, or 10.3%, from the comparable period of 2022 primarily related to lower bankcard revenues and lower other gains.
•Noninterest expense increased $13.5 million, or 27.8%, for the quarter ended September 30, 2023, as compared to the prior year period driven by higher personnel expense, intangible amortization, and increased general operating expenses resulting from the GrandSouth acquisition.

Overview and Highlights at and for Nine Months Ended September 30, 2023

We earned net income of $74.5 million, or $1.81 diluted EPS, during the nine months ended September 30, 2023 compared to net income of $108.5 million, or $3.04 diluted EPS, for the nine months ended September 30, 2022.
•Net interest income for nine months ended September 30, 2023 was $264.2 million, a 9.9% increase from the $240.5 million recorded for the comparable period of 2022. The increase in net interest income was driven by higher earning assets related to both the GrandSouth acquisition and organic growth, partially offset by lower NIM between periods.
•NIM on a tax-equivalent basis decreased to 3.12% for the nine months ended September 30, 2023 from 3.27% for the nine months ended September 30, 2022 related to higher cost of funds driven by increases in market rates and competition for deposits. Higher rates on interest-bearing liabilities were partially offset by increased loan yields from market rate increases and pricing on new loans, combined with increased loan discount accretion.
•For the nine months ended September 30, 2023, the Company recorded $14.9 million in provision for credit losses which was directly related to: (1) a one-time provision of $12.2 million for non-credit deteriorated loans; and (2) a one-time initial provision for unfunded commitments of $1.9 million for loans acquired from GrandSouth.
•Noninterest income for the nine months ended September 30, 2023 totaled $42.9 million, a decrease of $10.5 million, or 19.6%, from the comparable period of 2022 primarily related to lower bankcard revenues, declines in SBA loan sale gains and lower other gains.
•Noninterest expense increased $48.4 million, or 32.4%, to $198.0 million for the nine months ended September 30, 2023 as compared to the prior year period driven by higher personnel expense, merger expenses, and increased general operating expenses resulting from the GrandSouth acquisition.

Total assets at September 30, 2023 amounted to $12.0 billion, a 12.7% increase from December 31, 2022, driven primarily by the acquisition of GrandSouth. The primary balance sheet changes are presented below.
•Total loans amounted to $8.0 billion at September 30, 2023, with acquired balances contributing $1.02 billion and organic growth of $341.8 million, for an annualized organic growth rate (exclusive of acquired loans) of 5.9% from December 31, 2022.
•Total deposits were $10.2 billion at September 30, 2023, an increase of $1.0 billion from December 31, 2022. Acquired deposits contributed $1.05 billion while organic market growth (excluding wholesale funding) totaled $220.7 million since year end for an annualized growth rate of 3.0%. Wholesale brokered deposits decreased $249.4 million from year end.
•Credit quality continued to be strong at September 30, 2023, with a NPA to total assets ratio of 0.32% as of September 30, 2023 down from 0.39% for the comparable period of 2022.
•Our on-balance sheet liquidity ratio was 14.4% at September 30, 2023. Available off-balance sheet sources totaled $2.2 billion at quarter end, resulting in a total liquidity ratio of 30.2%.

Index
•We remain well-capitalized by all regulatory standards with a total common equity Tier 1 ratio of 12.93% and total risk-based capital ratio of 15.26%.
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
The following should be read in conjunction with our significant accounting policies as presented in Note 1 of the 2022 Annual Report on Form 10-K filed with the SEC.
Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments
The ACL represents management’s current estimate of credit losses for the remaining estimated life of financial instruments. We perform periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the portfolio. We believe the accounting estimate related to the ACL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for credit losses and net income; (2) it requires management to predict borrowers’ likelihood or capacity to repay, including evaluation of inherently uncertain future economic conditions; (3) the value of underlying collateral must be estimated on collateral-dependent loans; (4) prepayment activity must be projected to estimate the life of loans that often are shorter than contractual terms; and (5) it requires estimation of a reasonable and supportable forecast period for credit losses. Accordingly, this is a highly subjective process and requires significant judgment since it is difficult to evaluate current and future economic conditions in relation to an overall credit cycle and estimate the timing and extent of loss events that are expected to occur prior to the end of a loan’s estimated life.
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

Index
Business Combinations and Goodwill
We believe that the accounting for business combinations, goodwill, and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. Pursuant to applicable accounting guidance, we recognize assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values as of the acquisition date, with the related transaction costs expensed in the period incurred. Specified items such as acquired operating lease assets and liabilities as lessee, employee benefit plans, and income-tax related balances are recognized in accordance with accounting guidance that results in measurements that may differ from fair value. Determining the fair value of assets acquired and liabilities assumed often involves estimates based on internal or third-party valuations which include appraisals, discounted cash flow analysis, or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, discount rates, credit risk, multiples of earnings, or other relevant factors. The determination of fair value may require us to make point-in-time estimates about discount rates, future expected cash flows, market conditions, and other future events that can be volatile in nature and challenging to assess. While we use the best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.
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
The ACL for PCD loans is recognized within business combination accounting with no initial impact to net income. Changes in estimates of expected credit losses on PCD loans after acquisition are recognized as provision expense (or reversal of provision expense) in subsequent periods as they arise. The ACL for non-PCD loans is recognized as provision expense in the same reporting period as the business combination. Estimated loan losses for acquired loans are determined using methodologies and applying estimates and assumptions that were described previously in the "Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments" foregoing section.
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
Goodwill arising from business combinations represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At each reporting date between annual goodwill impairment tests, we consider potential indicators of impairment. During 2023, there were no triggers warranting interim impairment assessments and, for the most recent annual assessment which occurred in the fourth quarter of 2022, we concluded that it was more likely than not that the fair value exceeded its carrying value.

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
Net interest income for the three months ended September 30, 2023 amounted to $84.7 million, a decrease of $0.6 million, or 0.7%, from the $85.3 million recorded in the third quarter of 2022. The decrease was primarily driven by higher cost of funds, partially offset by higher average earning assets from both the GrandSouth acquisition and organic growth. Average interest-earning assets for the second quarter of 2023 increased 13.7% from the comparable period of the prior year, with growth primarily in loans. Somewhat offsetting the impact of the higher earning assets was the reduction in our NIM which, on a tax-equivalent basis, decreased from 3.40% for the third quarter of 2022 to 2.97% for the three months ended September 30, 2023.
The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM as reported and on a tax-equivalent basis.

	For the For the Three Months Ended September 30,
($ in thousands)	2023	2022
Net interest income, as reported	$84,702	85,334
Tax-equivalent adjustment	740	692
Net interest income, tax-equivalent	$85,442	86,026
Net interest margin, as reported	2.95%	3.38%
Net interest margin, tax-equivalent	2.97%	3.40%

Index
The following table presents an analysis of net interest income for the three months ended September 30, 2023 and 2022:

Average Balances and Net Interest Income Analysis
	Three Months Ended September 30,
	2023			2022
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$7,939,783	5.32%	$106,514	$6,389,996	4.49%	$72,239
Taxable securities	2,885,443	1.78%	12,936	3,078,561	1.73%	13,450
Non-taxable securities	295,403	1.50%	1,118	299,822	1.48%	1,115
Short-term investments, primarily interest-bearing cash	284,678	4.58%	3,283	260,009	2.27%	1,486
Total interest-earning assets	11,405,307	4.31%	123,851	10,028,388	3.49%	88,290

Cash and due from banks	94,963			89,042
Premises and equipment	152,415			134,903
Other assets	353,093			314,800
Total assets	$12,005,778			$10,567,133

Liabilities
Interest-bearing checking	$1,448,603	0.55%	$2,007	$1,529,233	0.06%	$250
Money market deposits	3,530,532	2.63%	23,397	2,480,043	0.13%	841
Savings deposits	646,782	0.19%	307	752,042	0.06%	111
Other time deposits	646,798	2.48%	4,037	515,625	0.27%	352
Time deposits >$250,000	359,884	3.19%	2,893	274,216	0.42%	294
Total interest-bearing deposits	6,632,599	1.95%	32,641	5,551,159	0.13%	1,848
Borrowings	438,808	5.88%	6,508	110,180	3.99%	1,108
Total interest-bearing liabilities	7,071,407	2.20%	39,149	5,661,339	0.21%	2,956

Noninterest-bearing checking	3,547,447			3,748,119
Other liabilities	83,675			69,912
Shareholders’ equity	1,303,249			1,087,763
Total liabilities and shareholders’ equity	$12,005,778			$10,567,133

Net yield on interest-earning assets and net interest income		2.95%	$84,702		3.38%	$85,334
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		2.97%	$85,442		3.40%	$86,026

Interest rate spread		2.11%			3.28%

Average prime rate		8.43%			5.35%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization in the amounts of $52,000, and $753,000 for three months ended September 30, 2023 and 2022, respectively.
(2)   Includes accretion of discount on acquired and SBA loans of $3.2 million and $2.6 million for three months ended September 30, 2023 and 2022, respectively.
(3)   Includes tax-equivalent adjustments of $740,000 and $692,000 for three months ended September 30, 2023 and 2022, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax-exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, despite the higher earning asset volumes arising from both the GrandSouth acquisition and organic growth, the compression in NIM drove the decrease in net interest income.
•Market interest rates increased 225 basis points between September 2022 and September 2023 to result in an average prime rate of 8.43% for three months ended September 30, 2023 compared to 5.35% for the prior year period.
•Average loan volumes for the three months ended September 30, 2023 were $1.5 billion higher than the same period in 2022. In addition to higher volumes arising from both the GrandSouth acquisition and organic loan growth, interest rates on loans increased 83 basis points to 5.32% for the third quarter of 2023, resulting in an increase in loan interest income of $34.3 million.
•Primarily due to higher market rates and increased average balances related in large part to the GrandSouth acquisition, deposit interest expense for the three months ended September 30, 2023 increased $30.8 million compared to the same period in 2022. Average interest-bearing deposit balances increased $1.1 billion while rates on those deposits increased 182 basis points as compared to the same period in the prior year.
•The combination of higher rates on borrowings, up 189 basis points in the third quarter of 2023 from the third quarter of 2022 due to increasing market rates and the increase in volume of borrowings between periods drove the $5.4 million increase in interest expense. Average borrowings increased $328.6 million in the third quarter of 2023 due in large part to the higher levels of short-term borrowings utilized as needed to fund loan growth and manage fluctuations in deposit balances.
•The decrease in NIM was directly related to higher cost of funds, partially offset by higher loan yields from market rate increases and improved pricing on new loans, combined with increased loan discount accretion.
Net interest income for the nine months ended September 30, 2023 amounted to $264.2 million, an increase of $23.7 million, or 9.9%, from the $240.5 million recorded in the nine months ended September 30, 2022. The increase was driven by higher average earning assets from both the GrandSouth acquisition and organic growth. Our tax-equivalent NIM fell to 3.12% for the nine months ended September 30, 2023 from 3.27% for the nine months ended September 30, 2022 as discussed further below.
The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM as reported and on a tax-equivalent basis.

	For the For the Nine Months Ended September 30,
($ in thousands)	2023	2022
Net interest income, as reported	$264,174	240,482
Tax-equivalent adjustment	2,139	2,058
Net interest income, tax-equivalent	$266,313	242,540
Net interest margin, as reported	3.09%	3.24%
Net interest margin, tax-equivalent	3.12%	3.27%

Index
The following table presents an analysis of net interest income for the nine months ended September 30, 2023 and 2022.

Average Balances and Net Interest Income Analysis
	Nine Months Ended September 30,
	2023			2022
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$7,840,344	5.27%	$308,857	$6,197,915	4.35%	$201,518
Taxable securities	2,943,798	1.79%	39,415	3,070,745	1.74%	40,045
Non-taxable securities	296,985	1.52%	3,368	296,132	1.48%	3,267
Short-term investments, primarily interest-bearing cash	337,701	4.18%	10,546	366,529	1.10%	3,016
Total interest-earning assets	11,418,828	4.24%	$362,186	9,931,321	3.34%	247,846

Cash and due from banks	94,483			110,007
Premises and equipment	152,058			135,476
Other assets	369,968			372,405
Total assets	$12,035,337			$10,549,209

Liabilities
Interest bearing checking	$1,476,979	0.38%	$4,205	$1,548,935	0.06%	$684
Money market deposits	3,253,840	2.15%	52,263	2,550,643	0.13%	2,426
Savings deposits	683,741	0.14%	705	739,927	0.06%	324
Other time deposits	773,755	2.56%	14,807	528,006	0.21%	839
Time deposits >$250,000	338,797	2.73%	6,907	301,274	0.41%	931
Total interest-bearing deposits	6,527,112	1.62%	78,887	5,668,785	0.12%	5,204
Borrowings	453,694	5.64%	19,125	81,817	3.53%	2,160
Total interest-bearing liabilities	6,980,806	1.88%	98,012	5,750,602	0.17%	7,364

Noninterest bearing checking	3,665,313			3,617,293
Other liabilities	91,997			52,130
Shareholders’ equity	1,297,221			1,129,184
Total liabilities and shareholders’ equity	$12,035,337			$10,549,209

Net yield on interest-earning assets and net interest income		3.09%	$264,174		3.24%	$240,482
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.12%	$266,313		3.27%	$242,540

Interest rate spread		2.36%			3.17%

Average prime rate		8.09%			4.20%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization (including deferred PPP fees), in the amounts of $458,000, and $2.8 million for nine months ended September 30, 2023 and 2022, respectively.
(2) Includes accretion of discount on acquired and SBA loans of $10.4 million and $7.2 million for nine months ended September 30, 2023 and 2022, respectively.
(3)   Includes tax-equivalent adjustments of $2.1 million and $2.1 million for nine months ended September 30, 2023 and 2022, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense

Index
Overall, as demonstrated in the table above, higher earning asset volumes, arising from both the GrandSouth acquisition and organic growth, partially offset by the reduction in NIM, drove the increase in net interest income.
•Market interest rates increased 225 basis points between September 2022 and September 2023 to result in an average prime rate of 8.09% for nine months ended September 30, 2023 compared to 4.20% for the prior year period.
•Average loan volumes for the nine months ended September 30, 2023 were $1.6 billion higher than the same period in 2022 due to both the GrandSouth acquisition and organic loan growth. In addition, interest rates on loans increased 92 basis points to 5.27% for the nine months ended September 30, 2023, resulting in an increase in loan interest income of $107.3 million.
•Primarily due to higher market rates and increased average balances related in large part to the GrandSouth acquisition, deposit interest expense for the nine months ended September 30, 2023 increased $73.7 million compared to the same period in 2022. Average interest-bearing deposit balances increased $858.3 million while rates on those deposits increased 150 basis points as compared to the same period in the prior year.
•The combination of higher rates on borrowings, up 211 basis points for the nine months ended September 30, 2023 as compared to the same period in 2022 due to increasing market rates, and the increase in volume of borrowings between periods drove the $17.0 million increase in interest expense on borrowings. Average borrowings increased $371.9 million for the nine months ended September 30, 2023 as compared to the same period in 2022 due in large part to the higher levels of short-term borrowings utilized as needed to fund loan growth and manage fluctuations in deposit balances.
•NIM decreased 15 basis points between the comparable periods as higher loan yields from market rate increases and improved pricing on new loans, combined with increased loan discount accretion was more than offset by the higher cost of funds, also driven by increases in market rates and competition for deposits.

Our NIM for all periods benefited from net accretion income, primarily associated with purchase accounting discounts on loans, and premiums/discounts on deposits and borrowings associated with acquisitions. Presented in the table below is the amount of purchase accounting adjustments which impacted net interest income in each time period presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Accretion of loan discount on acquired loans	$2,766	1,519	9,043	4,735
Accretion of loan discount on retained SBA loans	437	1,032	1,311	2,428
Total interest income impact	3,203	2,551	10,354	7,163
(Discount accretion) premium amortization of acquired deposits	(709)	121	(2,606)	524
Discount accretion of acquired borrowings	(215)	(64)	(635)	(190)
Total net interest expense impact	(924)	57	(3,241)	334
Total impact on net interest income	$2,279	2,608	7,113	7,497
The increase in loan discount accretion on acquired loans for the three and nine months ended September 30, 2023 as compared to the same period in the prior year was related to the GrandSouth acquisition which added $23.9 million in accretable discount as of the acquisition date. Generally, the level of loan discount accretion will decline each year due to the natural paydowns in acquired loan portfolios. At September 30, 2023 and 2022, unaccreted loan discounts on purchased loans amounted to $26.5 million and $12.5 million, respectively.
In addition to the loan discount accretion recorded on acquired loans, we recorded accretion on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market. The level of SBA loan discount accretion will vary relative to fluctuations in the SBA loan portfolio. At September 30, 2023 and 2022, the unaccreted loan discounts on SBA loans amounted to $4.0 million and $4.6 million, respectively.

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
The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under CECL. For the three months ended September 30, 2023, we recorded a $1.2 million provision for loan losses while $5.1 million was recognized for the comparable period of 2022. The provision for the current quarter was driven in part by the loan growth experienced during the period, combined with updated prepayment speed estimates which are a key assumption in the CECL model. The higher interest rate environment has resulted in slower prepayment speed estimates, thus increasing the projected ACL required. Loss driver assumptions were also updated with the lower loss rate estimates resulting in offsetting reductions to the ACL reserve estimate. The nine months ended September 30, 2023 included a one-time loan loss provision of $12.2 million recorded to establish an initial ACL for non-PCD loans acquired from GrandSouth in accordance with our CECL model. This was the primary contributor to the provision for the year to date period which totaled $16.4 million. The balance of the change was related to the updated prepayment speeds previously discussed.
In addition, a reversal of provision for unfunded commitments of $1.2 million was recorded for the three months ended September 30, 2023 related primarily to a reduction in the amount of available lines of credit outstanding. The nine months ended September 30, 2023 included a one-time initial provision for unfunded commitments of $1.9 million required for the GrandSouth acquisition which substantially offset the reversal recognized in the third quarter of 2023. For the same period in 2022, there was a reversal of provision for unfunded commitments of $1.2 million, related primarily to fluctuations in commitment levels combined with updated loss rate factors.
Additional discussion of our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses and Loan Loss Experience" sections following.
Noninterest Income
Our noninterest income amounted to $15.2 million and $16.9 million for the three months ended September 30, 2023 and 2022, respectively, and $42.9 million and $53.4 million for the nine months ended September 30, 2023 and 2022, respectively. Included in noninterest income were amounts totaling $0.9 million and $2.7 million in other gains for the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and $6.0 million for the nine months ended September 30, 2023 and 2022, respectively. Other gains are considered "non-core" as they are generally outside the normal course of business.
The following table presents the primary components of noninterest income. The drivers of larger fluctuations between periods are discussed below the table.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Service charges on deposit accounts	$4,661	4,166	13,012	11,407
Other service charges and fees - bankcard interchange income, net	2,239	3,009	7,190	12,532
Other service charges and fees - other	3,211	3,303	9,487	8,668
Fees from presold mortgage loans	325	376	1,288	1,951
Commissions from sales of financial products	1,207	1,391	3,926	3,487
SBA consulting fees	478	479	1,408	1,963
SBA loan sale gains	1,101	479	2,052	4,581
Bank-owned life insurance ("BOLI") income	1,104	962	3,216	2,880
Core noninterest income	14,326	14,165	41,579	47,469
Other gains, net	851	2,747	1,369	5,958
Total noninterest income	$15,177	$16,912	$42,948	$53,427

Index
Service charges on deposit accounts increased $0.5 million, or 11.9%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, and increased $1.6 million, or 14.1% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, respectively. The increase was driven by the higher number of new customers and transaction accounts generating fees from both the GrandSouth acquisition and organic growth.
Other service charges and fees - bankcard interchange income, net represents interchange income from debit and credit card transactions, net of associated interchange expense, and decreased $0.8 million, or 25.6%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and decreased $5.3 million, or 42.6%, for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was a result of the Durbin Amendment limitation on debit card interchange fees becoming applicable to the Company beginning in July 2022.
Other service charges and fees - other includes items such as ATM charges, wire transfer fees, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. Revenue fluctuates based primarily on customer activity, number of accounts and volume of transactions in each period. Also included in this category is SBA guarantee servicing fees and related servicing rights amortization which fluctuate based on the volume of and prepayment speeds on SBA loans serviced which have slowed down in the current year. The increase in this item for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 of $0.8 million, or 9.4%, was due in large part to lower MSR amortization expense given the current high interest rate environment.
Fees from presold mortgage loans amounted to $0.3 million for the three months ended September 30, 2023, a decrease of $0.1 million, or 13.6%, from the same time period in 2022. Mortgage fees decreased $0.7 million, or 34.0%, for the nine months ended September 30, 2023 compared to the prior year period due to the general increase in market interest rates starting in 2022 which have resulted in continued lower volumes of home mortgage refinancing and new originations into 2023.
SBA loan sale gains increased $0.6 million, or 129.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 while year to date results continue to lag with a decrease of $2.5 million, or 55.2%, for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to slower loan originations earlier in the current year combined with lower premiums available on SBA loan sales given the current market conditions.
Other gains, net for the three and nine months ended September 30, 2022 consisted primarily of death benefits realized on BOLI policies. There were no large or unusual transactions in the three and nine months ended September 30, 2023 giving rise to gains or losses.

Noninterest Expenses
Noninterest expenses totaled $62.2 million and $48.7 million for the three months ended September 30, 2023 and 2022, respectively, and $198.0 million and $149.6 million for the nine months ended September 30, 2023 and 2022, respectively. Included in noninterest expenses were merger and acquisition costs totaling zero and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $13.5 million and $4.8 million for the nine months ended September 30, 2023 and 2022, respectively. The merger and acquisition costs were primarily related to the GrandSouth acquisition and are considered "non-core" as they are outside the normal course of business. It is not expected that there will be material additional merger and acquisition charges. The following table presents the primary components of noninterest expenses:

Index

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Salaries	$29,394	24,416	87,391	71,669
Employee benefits	6,539	4,156	19,097	16,044
Total personnel expense	35,933	28,572	106,488	87,713
Occupancy expense	3,409	3,175	10,644	9,681
Equipment related expenses	1,594	1,672	4,398	4,490
Credit card rewards and other bankcard expenses	1,397	805	3,840	3,018
Telephone and data lines	996	929	2,973	2,719
Software costs	1,860	1,590	6,163	4,452
Data processing expense	2,098	1,790	6,370	5,811
Professional fees	1,765	1,117	4,631	3,295
Advertising and marketing expense	997	856	3,207	2,651
Non-credit losses	1,564	828	4,000	1,918
Deposit related expenses	617	604	2,051	1,271
Other operating expenses	8,137	5,325	23,705	15,288
Core noninterest expense	60,367	47,263	178,470	142,307
Merger and acquisition expenses	—	548	13,506	4,769
Amortization of intangible assets	1,953	889	6,147	2,859
Foreclosed property losses (gains), net	(96)	—	(131)	(372)
Total noninterest expense	$62,224	$48,700	$197,992	$149,563
In general, the 27.8% and 32.4% increases for the quarter and year to date period, respectively, in noninterest expenses were driven by by increased salary and benefit expense (up $7.4 million and $18.8 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in the prior year) and other facilities and support-related costs associated with the acquisition of eight GrandSouth branch locations and related branch and support personnel.
In addition, contributing to the higher noninterest expense in the current year periods were merger and acquisition expenses of zero and $13.5 million for the three and nine months ended September 30, 2023, respectively, and higher intangible amortization related to the GrandSouth acquisition, which increased $1.1 million and $3.3 million for the three and nine months ended September 30, 2023 as compared to the same periods in the prior year, respectively.
Also contributing to higher noninterest expense were increases in the three and nine months ended September 30, 2023 for data processing, professional fees, software expense, and advertising, as well as travel and training (included in "other operating expenses") related to the GrandSouth acquisition, including the transition of new customers and overlapping pre-conversion costs associated with the core processing system prior to the full system integration late in the quarter. Included in the increase for "other operating expenses" is FDIC insurance premiums which increased $1.4 million and $3.4 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in the prior year. The higher FDIC insurance premiums were a function of acquired deposits from GrandSouth combined with the general FDIC rate increase effective January 1, 2023. Non-credit losses increased $0.7 million and $2.1 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in the prior year driven by an increase in check fraud experienced in the current year.
Also included in "other operating expenses" is a one-time charge of $2.4 million for the estimated termination costs associated with the Company's pension plan which we anticipate exiting during the fourth quarter of 2023.
Income Taxes
We recorded income tax expense of $7.8 million and $10.2 million for the three months ended September 30, 2023 and 2022, respectively. Our effective tax rate was 20.6% and 21.2% for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and September 30, 2022, we recorded income tax expense of $19.8 million and $28.4 million, respectively. Our effective tax rate was 21.0% and 20.8% for the nine months ended September 30, 2023 and 2022, respectively. The fluctuations in effective tax rate between periods was attributable primarily to the amount of merger and acquisition expenses recorded each period resulting in non-deductible adjustments for tax purposes.

Index

FINANCIAL CONDITION
Total assets at September 30, 2023 amounted to $12.0 billion, a $1.4 billion, or 12.7%, increase from December 31, 2022 due in large part to the GrandSouth acquisition, combined with organic growth during the year.
Total loans at September 30, 2023 amounted to $8.0 billion, a $1.4 billion, or 20.4%, increase from December 31, 2022 related primarily to the GrandSouth acquisition which contributed $1.02 billion to the increase. Organic growth (exclusive of acquired loans) amounted to $341.8 million for the first nine months of 2023 or an annualized growth rate of 5.9%. The mix of our loan portfolio remained substantially the same at September 30, 2023 compared to December 31, 2022. The majority of our real estate loans were personal and commercial loans where real estate provides additional security for the loan. Note 4 to the consolidated financial statements presents additional detailed information regarding our mix of loans. We have no notable concentrations in geographies or industries, including in office or hospitality categories. The Company's exposure to non-owner occupied commercial office loans represents approximately 5.8% of the total portfolio and the average size of these loans is $1.4 million. Non-owner occupied office loans are generally in non-metro markets and the top 10 loans in this category represent less than 2% of the total loan portfolio.
The composition of our investment portfolio remained substantially the same as at December 31, 2022, and continued to reflect our investment strategy of maintaining an appropriate level of liquidity while providing a stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total investment securities decreased $220.3 million from December 31, 2022 to total $2.6 billion at September 30, 2023 due to the utilization of cash flows from amortizing securities to fund loan growth. There were no purchases of investment securities during the the nine months ended September 30, 2023 and sales were limited to those investment securities acquired from GrandSouth which were liquidated at their recorded fair value upon close of the transaction or shortly thereafter. There was no gain or loss recorded on the sale of acquired securities.
The unrealized loss on available for sale securities totaled $521.7 million, representing a deterioration (higher unrealized loss) of $77.6 million during the nine months ended September 30, 2023. The Company has the intent to hold, and will not be required to sell, investments with unrealized losses until maturity or recovery of the amortized cost as market conditions change. Note 3 to the consolidated financial statements presents additional detailed information regarding our mix of investments and the unrealized losses for each category.
We invest primarily in securities issued by GSEs including FHLMC, FNMA, GNMA, and SBA, each of which guarantees the repayment of the securities. Nearly all of our mortgage-backed securities are issued by GSEs and are traded in liquid secondary markets. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. We have no significant concentration of bond holdings from one state or local government entity. We have evaluated the unrealized losses on individual securities at September 30, 2023 and determined them to be of a temporary nature due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, we reviewed third-party credit ratings and considered the severity of the impairment.
Total deposits amounted to $10.2 billion at September 30, 2023, an increase of $1.0 billion, or 10.9%, from December 31, 2022. Deposits acquired from GrandSouth contributed $1.05 billion while organic market growth (excluding wholesale funding) totaled $220.7 million since year end for an annualized growth rate of 3.0%. Brokered deposits decreased $249.4 from year end. We continue to have a diversified and granular deposit base which has remained stable with continued growth in core deposits, primarily money market accounts. As of September 30, 2023, the estimated insured deposits totaled $6.4 billion or 63.0% of total deposits. In addition, we had collateralized deposits at that date of $804.6 million such that approximately 70.9% of our total deposits were insured or collateralized at September 30, 2023.
Our deposit mix has remained consistent historically and has not significantly changed with the addition of GrandSouth as presented in the table below. There has been no notable shift in deposits from noninterest-bearing to interest-bearing during 2023 to date other than from the acquired deposits driving a moderate change in mix.

Index

	September 30, 2023		December 31, 2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Noninterest-bearing checking accounts	$3,503,050	34%	3,566,003	39%
Interest-bearing checking accounts	1,458,855	14%	1,514,166	16%
Money market accounts	3,635,523	36%	2,416,146	26%
Savings accounts	638,912	6%	728,641	8%
Other time deposits	626,870	6%	464,343	5%
Time deposits >$250,000	359,704	4%	276,319	3%
Total market deposits	10,222,914	100%	8,965,618	97%
Brokered deposits	12,489	—%	261,911	3%
Total deposits	$10,235,403	100%	9,227,529	100%

Nonperforming Assets
NPAs are defined as nonaccrual loans, modifications to borrowers in financial distress, loans past due 90 or more days and still accruing interest, foreclosed real estate, and prior to the adoption of ASU 2022-02, accruing TDRs. NPAs are summarized as follows:

($ in thousands)	September 30, 2023	December 31, 2022
Nonperforming assets
Nonaccrual loans	$26,884	28,514
Modifications to borrowers in financial distress	10,723	—
TDRs – accruing	—	9,121
Total nonperforming loans	37,607	37,635
Foreclosed real estate	1,235	658
Total nonperforming assets	$38,842	38,293

Asset Quality Ratios
Nonaccrual loans to total loans	0.33%	0.43%
Nonperforming loans to total loans	0.47%	0.56%
Nonperforming assets to total loans and foreclosed properties	0.48%	0.57%
Nonperforming assets to total assets	0.32%	0.36%
Allowance for credit losses to total loans	1.35%	1.36%
Allowance for credit losses to nonaccrual loans	402.46%	319.03%
Allowance for credit losses to nonperforming loans	287.71%	241.71%
As shown in the table above, total NPAs increased slightly from year end related primarily to the $0.5 million increase in foreclosed real estate as of September 30, 2023. At September 30, 2023, total nonaccrual loans amounted to $26.9 million, a decrease of $1.6 million from $28.5 million at December 31, 2022. Modifications to borrowers experiencing financial distress, which replaced the accounting for TDRs, increased as additional loans have been modified throughout the year.
"Commercial and industrial" is the largest category of nonaccrual loans, at $9.8 million, or 36.4% of total nonaccrual loans, followed by "Commercial real estate - owner occupied" at $8.0 million, or 29.7% of total nonaccrual loans. Included in those categories are nonaccrual SBA loans totaling $14.3 million at September 30, 2023, or 53.3%, of total nonaccrual loans which have $5.7 million in guarantees from the SBA.
As reflected in Note 4 to the accompanying consolidated financial statements, total classified loans increased 6.0% to $51.4 million at September 30, 2023 compared to $48.5 million at December 31, 2022. The majority of the increase was attributable to commercial real estate and home equity loans. Special mention loans declined 5.6%

Index
from $39.0 million at December 31, 2022 to $36.8 million at September 30, 2023. The majority of the decrease was attributable to commercial real estate loans.
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
Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, charge-off and recovery activity, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2023, adjustments for acquired loan portfolios. Our ACL increased $17.2 million at September 30, 2023, as compared to year end, to a total of $108.2 million. The increase was driven by the acquisition of GrandSouth as discussed previously in the "Provision for Credit Losses" section above and in Note 4 to the accompanying consolidated financial statements. Purchase accounting adjustments included a "Day 1" ACL of $5.6 million recorded for PCD loans and an initial "Day 2" provision for loan losses of $12.2 million related to non-PCD loans in the GrandSouth portfolio. Increases in the ACL related to loan growth and updated prepayment speed estimates in the CECL model were offset by net charge-off activity during the period.
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, ACL, charge-offs and recoveries, and key ratios:

($ in thousands)	Nine Months Ended September 30, 2023	Twelve Months Ended December 31, 2022	Nine Months Ended September 30, 2022
Loans outstanding at end of period	$8,027,037	6,665,145	6,525,286
Average amount of loans outstanding	7,840,344	6,293,280	6,197,915
Allowance for credit losses, at period end	108,198	90,967	86,587

Total charge-offs	(7,575)	(4,465)	(4,008)
Total recoveries	2,845	4,043	3,206
Net charge-offs	$(4,730)	(422)	(802)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.08%	0.01%	0.02%
Allowance for credit losses as a percent of loans at end of period	1.35%	1.36%	1.33%
Recoveries of loans previously charged-off as a percent of loans charged-off	37.56%	90.55%	79.99%
We believe the ACL is adequate at each period end presented. It must be emphasized, however, that the determination of the allowances using our procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the ACL or future charges to earnings. See “Critical Accounting Policies – Allowance for Credit Losses on Loans

Index
and Allowance for Unfunded Commitments” in Note 1 to the 2022 Annual Report on Form 10-K filed with the SEC for more information.
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
For the nine months ended September 30, 2023, we recorded a reversal of provision for unfunded commitments of $1.5 million, which includes an initial provision of $1.9 million for the acquisition of GrandSouth and a provision reversal of $3.4 million related to decreases in the levels and fluctuations in the mix of outstanding loan commitments. For the comparable period of 2022, we recognized a reversal of provision for unfunded commitments of $1.2 million related to lower levels of unfunded commitments for the period. The allowance for unfunded commitments of $11.8 million and $13.3 million at September 30, 2023 and December 31, 2022, respectively, are classified on the Consolidated Balance Sheets within "Other liabilities."

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
At September 30, 2023, the Company had three sources of readily available borrowing capacity:
•An approximately $1.4 billion line of credit with the FHLB (of which $301.7 million and $221.8 million were outstanding at September 30, 2023 and December 31, 2022, respectively);
•An approximately $825.9 million line of credit through the Federal Reserve's discount window and its Bank Term Funding Program (of which none was outstanding at September 30, 2023 or December 31, 2022); and,
•Federal funds lines with several correspondent banks totaling $265.0 million (of which none were outstanding at September 30, 2023 or December 31, 2022).
Our overall on-balance sheet liquidity ratio was 14.4% at September 30, 2023. compared to 26.0% at December 31, 2022. We define our liquidity ratio as net liquid assets (cash, unpledged securities and other marketable assets) as a percentage of our net liabilities (unpledged deposits and borrowings). The decrease in on-balance sheet liquidity is primarily related to the higher level of investment securities pledged during the year to date to increase our borrowing availability. Our total liquidity ratio, including the $2.2 billion in available lines of credit at quarter end, was 30.2% as of September 30, 2023. The increase in available lines of credit during 2023 was a result of additional loan and security collateral being transferred to the FHLB and the Federal Reserve to enhance the levels of off-balance sheet liquidity availability to meet demands, as necessary. We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future.

Index
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
Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2023.
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
The Federal Reserve's capital standards require us to maintain minimum ratios of “common equity tier 1” capital to total risk-weighted assets, “tier 1” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common equity tier 1 capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital is comprised of common equity tier 1 capital plus "additional tier 1 capital", which includes non-cumulative perpetual preferred stock and trust preferred securities. Total risk-based capital is comprised of tier 1 capital plus qualifying subordinated debentures, and certain adjustments, the largest of which is our ACL and allowance for unfunded commitments. The Company has elected to exclude AOCI related primarily to available for sale securities from common equity tier 1 capital. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in Federal Reserve regulations.
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
At September 30, 2023, our capital ratios exceeded the regulatory minimum ratios discussed above. The common equity Tier 1 and Tier 1 to risk-weighted assets capital ratios at September 30, 2023 declined as compared to year end related primarily to the GrandSouth acquisition and organic asset growth. The increase in the Tier 1 leverage ratio as of September 30, 2023 as compared to that of year end is related to Tier 1 capital growing at a faster rate than quarterly average tangible assets. The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated:

Index

	September 30, 2023	December 31, 2022
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	12.93%	13.02%
Minimum required Common Equity Tier 1 capital	7.00%	7.00%

Tier I capital to Tier 1 risk weighted assets	13.71%	13.83%
Minimum required Tier 1 capital	8.50%	8.50%

Total risk-based capital to Tier II risk weighted assets	15.26%	15.09%
Minimum required total risk-based capital	10.50%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	10.72%	10.51%
Minimum required Tier 1 leverage capital	4.00%	4.00%
The Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At September 30, 2023, the Bank exceeded the minimum ratios established by the regulatory authorities.
In addition to the regulatory capital requirements, we monitor the Company's tangible common equity ratio which is a non-GAAP measurement calculated as total capital less intangible assets, as a percent of total assets net of intangible assets. AOCI is included in the Company’s tangible common equity to tangible assets ratio which was 6.49% at September 30, 2023, an increase of ten basis points from December 31, 2022 due to higher earnings and improvement the level of AOCI.
Stock Repurchase Plans
During the quarter ended September 30, 2023, the Company did not maintain, adopt, modify or terminate a stock repurchase plan operated under the provisions of Rules 10b-18 or Rule 10b5-1(c) of the SEC or otherwise.

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
There has been no significant change in the Company's estimated net interest income sensitivity position from December 31, 2022. From a net interest income perspective, the Company has been fairly neutral historically with no significant change in the short-term (within a twelve-month period) and within the lower ranges (+ - 100-200 basis points) of interest rate changes. Starting in 2022, the Company's sensitivity position shifted somewhat such that, in the short-term it is projected that net interest income will likely fall in both a rising and falling rate environment. This position is due in part to the changing market characteristics of certain loan and deposit products as well as to the current shape of the yield curve. The rapid rate increases in 2022 resulted in a steepening of the yield curve on the short end (within one year), while the longer end of the curve has inverted between one and ten years, meaning that the yield on short-term instruments (less than one year) are higher than longer-term instruments (ten years). A flat or inverted interest rate curve is an unfavorable interest rate environment for many financial institutions, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge or invert, the profit spread we realize between loan yields and deposit rates narrows, which pressures our NIM.
With regard to rising rates, with an immediate increase or shock in market rates over the short-term (twelve month horizon), we would expect to realize a decline in net interest income, although not to the extent projected in a declining rate environment. This is due in part to the composition of our loan portfolio which is comprised of approximately 20% variable rate loans which could immediately reprice, thus limiting the magnitude of the impact of rate increases given that the majority of our portfolio is at fixed rates. In addition, the model includes an assumption of a quick repricing up of the funding base in a rising rate environment, and our recent shift to higher-cost wholesale funding and short-term borrowings in our funding mix has lead to a narrowing of the interest rate spread in the projection. As previously noted, these assumptions are inherently uncertain, and actual results may differ from simulated results. While we believe rates may increase again moderately in the remainder of 2023, the consensus is that the market rates may begin to stabilize and there is a possibility that the Federal Reserve may start to reduce rates in 2024. We would expect net interest income to decline somewhat in a decreasing interest rate environment, as interest-earning assets reprice to lower rates and interest-bearing deposits repricing may lag given continued market competition for deposits.
Economic Value Simulation
Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic

Index
value of equity is the economic value of all assets minus the economic value of all liabilities assuming a liquidation of the current balance sheet. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The same assumptions are generally used in the economic value simulation as in the earnings simulation, including immediate and parallel rate shocks and static assumptions for deposit average decay rate and average lives.
As of December 31, 2022, the Company’s economic value of equity ("EVE") was generally liability sensitive in a rising interest rate environment, such that the value of EVE would decline in rising rates. The effect is similar in a falling rate scenario, although to a lower degree. The increase in EVE exposure to rising rates which occurred starting in 2022 was primarily due to the composition of the consolidated balance sheets combined with the pricing characteristics and assumptions of certain deposits. Specifically, starting in 2022, non-maturity deposits, generally with lower betas, have decreased and were replaced with short-term FHLB advances. There has been no material change to the composition of the balance sheet or our deposits and funding mix since year end as such, no significant change to Company's estimated EVE position.
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
Item 5 – Other Information
5(a) Matters requiring Disclosure on Current Report Form 8-K
The below event occurred within four business days of the filing date of this report and as such, the Company is disclosing the occurrence of the event under this Item 5. Other Information, instead of a separate Current Report on Form 8-K:
Item 1.01 – Entry into a Material Definitive Agreement
Item 5.02 – Departure of Directors or Certain Officers, Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
The Audit Committee of the Board of Directors of the Company has adopted, and the Board has ratified, the Excess Incentive-Based Compensation Recovery Policy (the “Clawback Policy”) in compliance with the final clawback rules adopted by the Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards, as set forth in The Nasdaq Stock Market, LLC Listing Rule 5608 (the “Final Clawback Rules”). The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement to correct a material error, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Company may recoup from the Covered Officers erroneously awarded compensation received within a look-back period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement to correct a material error. On November 6, 2023, the Company entered into a First Amendment to Employment and Change of Control Agreement with each of its named executive officers: Richard H. Moore, Chairman and Chief Executive Officer of the Company; Michael G. Mayer, Chief Executive Officer and President of First Bank, and President of the Company; Elizabeth B. Bostian, Executive Vice President and Chief Financial Officer; and Gregory A. Currie, Executive Vice President and Chief Banking Officer for the purposes of implementing compliance by each of the executives with the Clawback Policy. A copy of the form of First Amendment to Employment and Change of Control Agreement is attached hereto as Exhibit 10.a and incorporated herein by reference.

Index
5(c) Trading Arrangements of Section 16 Reporting Persons.
During the quarter ended September 30, 2023, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.
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
10.a
Form of First Amendment to Employment and Change of Control Agreement entered into effective November 6, 2023 with each of its named executive officers: Richard H. Moore, Chairman and Chief Executive Officer of the Company; Michael G. Mayer, Chief Executive Officer and President of First Bank, and President of the Company; Elizabeth B. Bostian, Executive Vice President and Chief Financial Officer; and Gregory A. Currie, Executive Vice President and Chief Banking Officer

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Chief Financial Officer, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 7, 2023	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

November 7, 2023	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

November 7, 2023	BY:/s/ Blaise B. Buczkowski
Blaise B, Buczkowski Executive Vice President and Chief Accounting Officer