Form 10-K
period 2023-12-31
FIRST BANCORP /NC/
filed 2024-02-28
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes       ☒ No
The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2023 as reported by The NASDAQ Global Select Market, was approximately $1,177,802,000.
The number of shares of the registrant’s Common Stock outstanding on February 27, 2024 was 41,134,360.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

CROSS REFERENCE INDEX
FORM 10-K
*    Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 29, 2024.

MD&A and Financial Statement References

In this Report: "2023 MD&A" and "2023 MD&A (Item 7)" generally refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (inclusive of Glossary of Terms and Acronyms below), appearing in Item 7 within Part II of this Report; and, "2023 Financial Statements" and "2023 Financial Statements (Item 8)" generally refer to our Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows, and the Notes to the Consolidated Financial Statements, all appearing in Item 8 within Part II of this Report.

Glossary of Terms and Acronyms
The following terms and acronyms may be used throughout this Report, with the exception of Item 8.

ACL	Allowance for credit losses	FDM	Financial Difficulty Modifications
AFS	Available for sale	Federal Reserve	Board of Governors of the Federal Reserve System
AML	The Anti-Money Laundering Act of 2020	FFCB	Federal Farm Credit Bank
AOCI	Accumulated Other Comprehensive Income/Loss	FHLB	Federal Home Loan Bank
Annual Report or Report	Annual Report on Form 10-K	FHLMC	Federal Home Loan Mortgage Corporation
ASC	FASB Accounting Standards Codification	FINCEN	Financial Crimes Enforcement Network
ASC 326	FASB ASC Topic 326, Financial Instruments – Credit Losses	FNMA	Federal National Mortgage Association
ASC 350	FASB ASC Topic 350, Intangibles - Goodwill and Other	FOMC	Federal Open Market Committee
Asheville Savings	ASB Bancorp, Inc. and its subsidiary Asheville Savings Bank SSB	GAAP	Accounting principles generally accepted in the United States of America
ATM	Automated teller machine	GDP	Gross Domestic Product
AUC	Allowance for unfunded commitments	GNMA	Government National Mortgage Association
Bank	First Bank	GrandSouth	GrandSouth Bancorp and its subsidiary GrandSouth Bank
Basel III	Third Installment of the Basel Committee and Banking System Accords	GSE	U.S. government-sponsored enterprise
BHC Act	Bank Holding Company Act of 1956, as amended	HTM	Held to maturity
Board	Board of Directors of the Company or the Bank	LIBOR	London Interbank Offered Rate
BOLI	Bank owned life insurance	Magnolia Financial	Magnolia Financial, Inc.
BSA	Bank Secrecy Act	MD&A	Management’s Discussion and Analysis of Results of Operations and Financial Condition
CARES Act	Coronavirus Aid, Relief, and Economic Safety Act	NASDAQ	National Association of Securities Dealers Automated Quotations Stock Market’s Global System
Carolina Bank	Carolina Bank Holdings, Inc. and it subsidiary Carolina Bank	NIM	Net interest margin
CDARS	Certificate of Deposit Account Registry Service	Non-PCD	Not Purchased Financial Assets with Credit Deterioration
CECL	Current expected credit loss model	NPA(s)	Nonperforming asset(s)
CEO	Chief Executive Officer	NSF	Nonsufficient funds
CET1	Common equity tier 1	OFAC	Treasury's Office of Foreign Asset Control
CFPB	Consumer Financial Protection Bureau	Patriot Act	Uniting and Strengthening American by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism
Commissioner	North Carolina Commissioner of Banks	PCD	Purchased Financial Assets with Credit Deterioration
Company	First Bancorp and its consolidated subsidiaries	PPP	Paycheck Protection Program
CRA	Community Reinvestment Act of 1977	SBA	United States Small Business Administration
CRE	Commercial real estate	SBA Complete	SBA Complete, Inc.
DIF	Deposit Insurance Fund of the FDIC	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Select	Select Bancorp, Inc. and its subsidiary Select Bank & Trust Company
EPS	Earnings per share	TCE	Tangible common equity
Exchange Act	Securities Exchange Act of 1934, as amended	TDR	Troubled debt restructuring
FASB	Financial Accounting Standards Board	Treasury	United States Department of the Treasury
FCA	Financial Conduct Authority	We/us/our	First Bancorp and its consolidated subsidiaries
FDIC	Federal Deposit Insurance Corporation

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
PART I
Item 1. Business
General Description
The Company is the fourth largest bank holding company headquartered in North Carolina. At December 31, 2023, the Company had total consolidated assets of $12.1 billion, total loans of $8.2 billion, total deposits of $10.0 billion, and shareholders’ equity of $1.4 billion. Our principal activity is the ownership and operation of the Bank, a state-chartered bank with its headquarters in Southern Pines, North Carolina, through which we engage in a full range of banking activities. Our principal executive offices are located at 300 SW Broad St., Southern Pines, North Carolina 28387, and our telephone number is (910) 246-2500.
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
As of December 31, 2023, the Bank had three wholly-owned subsidiaries, SBA Complete, Magnolia Financial, and First Troy SPE, LLC. SBA Complete specializes in providing consulting services for financial institutions across the country related to SBA loan origination and servicing. Magnolia Financial is a business financing company that offers accounts receivable financing and factoring, inventory financing, and purchase order financing throughout the southeastern United States. First Troy SPE, LLC is a holding entity for certain foreclosed properties.
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
Recent Developments and Acquisitions
In January, 2023, we acquired GrandSouth, a community bank headquartered in Greenville, South Carolina with $1.2 billion in total assets, $1.0 billion in loans, and $1.1 billion in deposits. GrandSouth operated from eight branches located throughout South Carolina, all of which we have continued to operate. The acquisition accomplished the Company's strategic initiative to expand its presence in South Carolina, specifically in the high-growth markets of the state including Greenville, Charleston and Columbia.
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
Principal Business and Services We Provide
Lending Activities
We maintain a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide commercial business loans, commercial and residential real estate construction and mortgage loans, revolving lines of credit, letters of credit, and loans for personal uses, home improvement, and automobiles. Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail, and warehouse space. They also include non-owner occupied commercial buildings such as leased retail and office space. We originate residential mortgages through our Mortgage Banking Division, some of which we sell in the secondary market. Through Magnolia Financial we provide accounts receivable financing and factoring, inventory financing, and purchase order financing. Through a network of specialized Bank loan officers in our SBA Lending Division, we offer SBA loans to small business owners across the nation. We typically sell the portion of each loan that is guaranteed by the SBA at a premium and retain the non-guaranteed portion on our balance sheet. We also provide used car floor-plan financing through our CarBucks division. These lines of credit are typically offered to small used car dealers and are subject to traditional floor-plan administration procedures.
We generally do not buy loan participations or portions of national credits, but we may acquire balances subject to participation agreements through acquisition. The total of loan participations purchased at December 31, 2023 was nominal.
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
Credit Administration and Lending Policies
Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. We seek to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by the Bank, including low- and moderate-income customers, and to employ lending procedures and policies consistent with this approach. All loans are subject to our loan policy and financing guide, which are reviewed annually and updated as needed. Our lending policy requires, among other things, an analysis of the borrower's projected cash flow and ability to service the debt.
Individual lending authority is assigned by the Bank’s Chief Credit Officer. Loans are approved under our loan policy, which provides that lending officers have sole authority to approve loans of various amounts commensurate with their seniority, experience and needs within the market. All requests for extensions of credit in excess of any individual lending officer's authority are reviewed by one of our regional credit officers, who can approve loans up to their respective lending authorities which are generally between $10 million and $15 million. When the request for approval exceeds the authority level of the regional credit officer, the request is then reviewed for approval by the Bank’s Chief Credit Officer who has $25 million in lending authority. For loans in excess of this amount, the Chief Executive Officer and the Chief Credit Officer have joint authority to approve loans up to the in-house limit of $75 million. The Board, generally through its Executive Loan Committee, approves loans in excess of the in-house limit. In addition, the Executive Loan Committee reviews and approves loans to executive officers, directors, and their affiliates.

Our legal lending limit to any one borrower is approximately $210.5 million. All lending authorities are based on the borrower’s total credit exposure, which is an aggregate of the Bank’s lending relationship with the borrower either directly or indirectly through loan guarantees or other borrowing entities related to the borrower through ownership or other control relationship.
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
Loan Concentrations
Our commercial loan portfolio consists predominately of owner-occupied real estate and non-owner occupied income-producing real estate and land development loans, which are primarily secured by real estate located in North Carolina and South Carolina. In order to monitor the portfolio for possible concentrations, we categorize our CRE loans by regulatory categories, including multi-family, retail, warehouse, office, healthcare, hotel/motel, and other commercial real estate. As of December 31, 2023, the largest category of CRE loans, which totaled approximately of 10% of total loans, was retail followed by warehouse and multifamily, both at approximately 7% of total loans. These CRE categories are within management's guidelines as a percent of total capital. The loans within these categories are generally secured by real estate and are therefore susceptible to changes in real estate valuations and other market disruptions in this sector. The loans were originated using underwriting standards as set forth by management. Our loan policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the ACL.
Most of our business activity is with customers located within the markets where we have banking operations. The following table presents the total lending exposure for the counties with the largest percentage of our loan portfolio as of December 31, 2023 and 2022.

	2023	2022
Wake County, North Carolina	10.1%	11.6%
New Hanover County, North Carolina	8.1%	9.1%
Mecklenburg County, North Carolina	7.6%	7.9%
Buncombe County, North Carolina	5.3%	6.1%
Guilford County, North Carolina	5.0%	5.0%
No other market (as defined by county) had total loans outstanding in excess of 5% of the total portfolio at either period presented. We have no concentrations of individual borrowers. Therefore, while our exposure to credit risk is affected by changes in the economy within our markets, the risk is not significantly concentrated.

Investment Activities
Our investment policy is designed to maximize our income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, we may invest in U.S. government bonds, GSEs, mortgage-backed securities, collateralized mortgage obligations, commercial mortgage-backed securities, state and municipal obligations, public housing authority bonds, and, to a limited extent, corporate bonds. Investments are subject to concentration and maturity limits to avoid unnecessary risks. We may also invest in time deposits with other financial institutions up to a defined limit.
Investments in our portfolio must satisfy certain quality criteria. In making investment decisions, we do not solely rely on credit ratings to determine the creditworthiness of an issuer of securities, but we use credit ratings in conjunction with other information when performing due diligence prior to the purchase of a security. Investments must be “investment-grade” as determined by a nationally recognized investment rating service. Securities rated below Moody’s BAA or Standard and Poor’s BBB generally will not be purchased. Securities rated below a single-A rating are periodically reviewed for creditworthiness. We may purchase non-rated municipal bonds only if the issues of bonds are located in our general market area and we determine these bonds have a credit risk no greater than the minimum ratings referred to above. We also are authorized by our Board to invest a portion of our securities portfolio in high quality corporate bonds, with the amount of such bonds not to exceed 15% of the entire securities portfolio. Prior to purchasing a corporate bond, the Bank’s management performs due diligence on the issuer of the bond, and the purchase is not made unless we believe that the purchase of the bond bears no more risk to the Bank than would an unsecured loan to the same company. On a periodic basis, as determined based on materiality and other relevant factors, we review the financial statements of the issuers of the corporate bonds that we own for any signs of deterioration so that we can take timely action if deemed necessary.
Our Chief Investment Officer implements the investment policy, monitors the investment portfolio, recommends portfolio strategies, and reports to the Bank’s Asset Liability Committee ("ALCO"), which also has oversight of the Bank's investment activities. ALCO generally meets on a quarterly basis and reviews investment activity, portfolio composition, portfolio tenure, and other elements as necessary to assess the overall position of the securities portfolio and risk of the portfolio relative to the overall balance sheet. In addition, reports of all purchases, sales, issuer calls, net profits or losses and market appreciation or depreciation of the securities portfolio are reviewed by the Board. Once a quarter, our interest rate risk exposure is evaluated by ALCO and a summary report is presented to the Board. Each year, our written investment policy is reviewed by the Board and appropriate changes are made.
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

Other Funding Sources
The FHLB allows us to obtain advances through its credit program. These advances are secured by select securities owned by the Bank and held in safekeeping by the FHLB, FHLB stock owned by the Bank, and certain qualifying loans secured by real estate, including residential mortgage loans, home equity lines of credit and commercial real estate loans.
As additional sources of funding, we maintain credit arrangements with various other financial institutions to purchase federal funds and participate in the Federal Reserve's Bank Term Funding Program and discount window borrowings program. On January 24, 2024, the Federal Reserve announced that no new loans will be made under the Bank Term Funding Program on or after March 11, 2024.

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
Market Area and Competition
We are a community-oriented commercial bank offering a wide variety of financial services to meet the needs of the communities we serve. As of December 31, 2023, we conducted business from 118 branches, with 101 branch offices located across North Carolina and 17 branches in South Carolina.
Historically, our branches and facilities have been located in small- to medium-sized communities with economies based primarily on a variety of industries, including services and manufacturing. In more recent years, through both new branches and acquisitions, we have expanded in larger North Carolina cities, including Charlotte, Raleigh (Triangle region), Greensboro/Winston-Salem (Triad region), Asheville and Wilmington. Our expansion into higher growth markets was significantly enhanced by several strategic transactions discussed previously. Our most recent acquisition of GrandSouth, headquartered in Greenville, South Carolina, has moved us into the desirable Upstate South Carolina market as well as all its primary growth markets including Charleston and Columbia, South Carolina.
Our primary loan markets were previously presented in the Loan Concentrations section above. The following table presents the counties with the largest share of our deposit base as of December 31, 2023 and 2022. No other market area (as defined by county) comprises more than 5% of our deposit base at either period presented.

	2023	2022
Moore County, North Carolina	10.8%	10.9%
Buncombe County, North Carolina	7.2%	8.3%
Guilford County, North Carolina	5.0%	6.0%
We experience strong competition in all aspects of the businesses in which we engage, including both making loans and attracting deposits, from both bank and non-bank competitors. Broadly speaking, we compete with national banks, super-regional banks, smaller community banks, non-traditional internet-based banks, insurance companies and agencies, and other financial intermediaries and investment alternatives, including mortgage companies, credit card issuers, leasing companies, finance companies, credit unions, money market mutual funds, brokerage firms, governmental and corporate bond issuers, and other securities firms. Many of these non-bank competitors are not subject to the same regulatory oversight, which can provide them a competitive advantage in some instances, such as operational flexibility and lower cost structures. In many cases, our competitors have substantially greater resources, including broader geographic markets, higher lending limits, and the ability to make greater use of large-scale advertising and promotions, and offer certain services that we are unable to provide to our customers. We attempt to compete successfully with our competitors, regardless of their size, by emphasizing customer service, responsiveness, local decision making, and establishing relationships with our customers, while continuing to provide a wide variety of services.
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
Human Capital Resources
Our associates are one of our competitive advantages and continued investment in human capital is a top priority for us. We have historically focused on building a rewarding work environment as we believe that valued and engaged associates lead to satisfied and active customers, which contributes to enriched shareholder value. We emphasize open and honest communication, collaboration, goal attainment, and personal and professional growth as the foundation to delivering high-quality service to one another and our customers. As of December 31, 2023, we had 1,396 full-time and 49 part-time associates, the majority of whom are employed by the Bank and are located in North Carolina and South Carolina. We have associates with our subsidiaries in other states, primarily California. None of these associates are represented by any collective bargaining agreements, and we consider our employee relations to be good.
Our human capital management strategy focuses on attracting, developing and retaining top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion, or physical ability. We strive to identify and select the best candidates for all open positions based on the qualifying factors for each job. We are dedicated to providing a workplace for our associates that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our team members based on their individual results and team performance; and recognizing and respecting all of the characteristics and differences that make each of our associates unique. Our workforce consists of approximately 73% females and 18% minorities. Of our officer population, 64% are female or minorities, while our executive management team consists of 39% female or minority executives.
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
We also seek to design careers with our Company that are fulfilling while fostering professional and personal growth with continuing education, on-the-job training, and development programs. In 2020, we launched our Leadership Development Program, which consists of three development tracks designed to instruct and enhance leadership skills at various levels of an associate's management experience. We believe that effective and meaningful leadership development will further elevate the Company and support us in continuing to attract and retain top talent as well as create a succession plan for future growth. At the end of 2023, we had a total of 82 associates who have completed one of the three leadership development tracks, of which 56% were female or minorities.
We host recruiting and internship programs that attract candidates from a variety of colleges and universities within our footprint. These programs build a continuous talent pipeline and prioritize these individuals for internal openings.

Providing associates with meaningful, competitive and supportive benefits to care for their lives and families is a top priority for the Company. We are proud to offer a comprehensive benefits package that includes medical, dental, vision and life insurance, paid time-off, 401(k) profit-sharing plan participation and an employee stock purchase plan. The Company’s 401(k) plan has historically matched 100% of each employee’s elective deferral amount, up to the first 6% of the contribution. To augment our health insurance plans, we offer EZaccessMD which provides free access to medical professionals 24/7 for all associates and immediate family members living at their residence, regardless of their participation in our health insurance program. EZaccessMD provides phone consultation with board certified physicians and medical specialists, as well as a mobile health service that comes to an associate’s home to provide diagnostic and treatment services as needed.
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
The Federal Reserve is authorized to approve mergers and assumptions of deposit liability transactions by member banks, and to prevent capital or surplus diminution in such transactions if the resulting, continuing, or assumed bank is an insured member bank. The Bank is a member of the Federal Reserve, and accordingly the Federal Reserve also conducts periodic examinations of the Bank to assess its safety and soundness and its compliance with banking laws and regulations, and it has the power to implement changes to, or restrictions on, the Bank’s operations if it finds that a violation is occurring or is threatened.
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
Consumer Financial Protection Bureau. The Dodd-Frank Act established the CFPB and empowered it to exercise broad rule making, supervision, and enforcement authority for a wide range of consumer protection laws. The Bank is subject to the direct supervision of the CFPB. The CFPB focuses on (1) risks to consumers and compliance with federal consumer financial laws; (2) the markets in which firms operate and risks to consumers posed by activities in those markets; (3) depository institutions that offer a wide variety of consumer financial products and services; and (4) non-depository companies that offer one or more consumer financial products or services.
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
Interchange Fees. The Bank is subject to limitations on interchange fees under the Durbin Amendment. The Durbin Amendment rules establish a maximum permissible interchange fee for an electronic debt transaction equal to the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction. The rules also allow for an upward adjustment of no more than $0.01 to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards.
FDIC Insurance
As an FDIC insured depository institution, the Bank's deposits are insured up to applicable limits by the DIF which is generally $250,000. For this protection, each insured bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.
The FDIC insurance premium is based on an institution’s total assets minus its Tier 1 capital, and premiums are determined based on its capital, supervisory ratings, and other factors. Premium rates generally may increase if the DIF is strained due to the cost of bank failures and the number of troubled banks. In addition, if a bank experiences financial distress or operates in an unsafe or unsound manner, its deposit premiums may increase. The Dodd-Frank Act made banks with $10 billion or more in total assets responsible for increasing the DIF reserve ratio from 1.15% to 1.35% if necessary. Accordingly, the Bank's premiums may increase from time to time if the FDIC needs to increase assessments in order to replenish the fund and restore the DIF reserve ratio to 1.35%.
In December 2023, the FDIC approved a final rule implementing a special assessment to replenish the DIF reserve ratio. The special assessment will be collected at a quarterly rate of 3.36 basis points for a projected total of eight quarters. The assessment will be applied to an institution's estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The Bank's estimated uninsured deposits as of the measurement date were $3.5 billion.
Legislative and Regulatory Guidance and Developments
Regulatory Capital Requirement under Basel III. The Company and the Bank are subject to the Basel III regulatory capital rules that became fully phased-in as of January 1, 2019.
Under Basel III, CET1 is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier I capital is comprised of CET1 capital plus additional elements, such as trust preferred securities, which the Company includes in Tier 1 capital. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which for the Company and the Bank is the ACL. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in Federal Reserve regulations.
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
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, the risks of significant data loss or any material financial losses related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking, and other technology-based products and services used by us and our customers. Additional discussion of our cybersecurity risk management process and strategy are contained in Item 1C of this Report.
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
The AML, which amended the BSA, is intended to be a comprehensive reform and modernization to United States bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
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
Climate-Related Risk Management and Regulation
In recent years the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations. On October 24, 2023, the OCC, the FDIC and the Federal Reserve jointly finalized principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Although these risk management principles do not apply to the Bank directly based upon our current size, regulators indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.
Additionally, in March of 2022, the SEC proposed new climate-related disclosure rules, the Proposed Rules for The Enhancement and Standardization of the Climate-Related Disclosure for Investors File No. S7-10-22. If adopted as expected, the rules would require new climate-related disclosures in SEC filings and audited financial statements, including certain climate-related metrics and GHG emissions data, information about climate-related targets and goals, transition plans, if any, and attestation requirements.
Digital Asset Regulation
The federal banking agencies have issued interpretive guidance and statements regarding the engagement by banking organizations in certain digital asset activities. In August 2022, the Federal Reserve released supervisory guidance encouraging each banking organization supervised by the agency to notify its lead supervisory point of contact at the Federal Reserve prior to engaging in any digital asset-related activity. Prior to engaging in any such activities, banking organizations are expected to ensure their proposed activities are legally permissible under relevant state and federal laws, and ensure they have implemented adequate systems, risk management, and internal controls to ensure that the activities are conducted in a safe and sound manner consistent with applicable laws, including consumer protection laws.
On January 3, 2023, the federal banking agencies issued additional guidance in the form of a joint statement addressing digital asset-related risks to banking organizations. That statement noted the recent volatility and exposure of vulnerabilities in the digital asset sector and indicated that the agencies are continuing to assess whether or how the digital asset-related activities of banking organizations can be conducted in a safe and sound manner and in compliance with all applicable laws and regulations. The statement stressed that each agency has developed, and expects banking organizations to follow, supervisory processes for evaluating proposed and existing digital asset activities.
On February 23, 2023, the federal banking agencies issued a joint statement addressing liquidity risks to banking organizations resulting from crypto-asset market vulnerabilities. The joint statement noted that deposits placed by a crypto-asset-related entity and deposits that constitute stablecoin-related reserves may pose heightened liquidity risks to banking organizations due to the unpredictability of the scale and timing of deposit inflows and outflows. The statement stressed that banking organizations should establish and maintain effective risk management and controls commensurate with the level of liquidity risks from such funding sources.
Although the federal banking agencies have not developed formal regulations governing the digital asset activities of banking organizations, the supervisory framework summarized above dictates that, in order to effectively identify and manage digital asset-related risks and obtain supervisory non-objection to the proposed engagement in digital asset activities, banking organizations must implement appropriate risk management practices, including with respect to board and management oversight, policies and procedures, risk assessments, internal controls and monitoring.

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
Risks Related to Our Business
Changes and instability in economic conditions, geopolitical matters and financial markets, including a contraction of economic activity, could adversely impact our business, results of operations and financial condition.
Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the Federal Reserve. Throughout 2022 and 2023, the FOMC raised the target range for the federal funds rate on eleven separate occasions, citing factors including the hardships caused by the ongoing Russia-Ukraine conflict, continued global supply chain disruptions and imbalances, and increased inflationary pressure.
The tightening of the Federal Reserve’s monetary policies, including repeated and aggressive increases in the target range for the federal funds rate as well as the conclusion of the Federal Reserve’s tapering of asset purchases, together with ongoing economic and geopolitical instability, have increased the risk of an economic recession. Although forecasts have varied, many economists are projecting that, while indicators of U.S. economic performance, such as income growth, may be strong and levels of inflation may continue to decrease, the U.S. economy may be flat or experience a modest decrease in gross domestic output in 2024 while inflation is expected to remain elevated relative to historic levels in the coming quarters. Any such downturn in economic output, especially domestically and in the markets in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

Recessionary conditions and economic factors could result in heightened credit risk and increases in our level of nonperforming loans which could adversely impact our results of operations and financial condition.
As a result of the economic and geopolitical factors discussed above, we also face heightened credit risk, among other forms of risk. As we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. While CRE values continue to fluctuate, some markets are showing signs of stabilizing prices. However, the outlook for CRE remains dependent on the broader economic environment and, specifically, how major subsectors respond to a rising interest rate environment and higher prices for commodities, goods and services. Credit performance over the medium- and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.
Inflation can have an adverse impact on our customers and their ability to repay.
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. In 2023 and 2022, there was a pronounced rise in inflation and the Federal Reserve raised certain benchmark interest rates in an effort to combat this trend. While the inflation rate has responded favorably to actions taken by the Federal Reserve, our customers may continue be affected by inflation pressures and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us or to finance future home purchases.
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
Most of our commercial business and commercial real estate loans are made to small business or middle-market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. Additionally, these loans may increase concentration risk as to industry or collateral securing our loans. If general economic conditions in the market areas in which we operate negatively impact this customer sector, our results of operations and financial condition may be adversely affected. Further, the deterioration of borrowers' businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on our financial condition and results of operations.
Our ACL may not be adequate to cover actual losses.
CECL requires that credit deterioration is reflected in the income statement in the period of origination or acquisition of a loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. CECL also requires significant management judgment that is supported by models, assumptions, and data elements which may be subjective in nature or, as in the case of macroeconomic forecasts, be volatile from period to period. This is expected to increase the complexity and associated model assumption risk, particularly in times of economic uncertainty or other unforeseen circumstances, which could impact the Company's results of operations and capital levels.
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
Net interest income is the most significant component of our earnings. Our net interest income results from the difference between the yields we earn on our interest-earning assets, primarily loans and investments, and the rates that we pay on our interest-bearing liabilities, primarily deposits and borrowings. When interest rates change, the yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities do not necessarily move in tandem with each other because of the difference between their maturities and repricing characteristics and which can negatively impact net interest income.
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced after several periods of historically low federal funds rates and yields on Treasury notes that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. Therefore, the FOMC increased the target range eleven times throughout 2022 and 2023. As of December 31, 2023, the target range for the federal funds rate had been increased to 5.25% - 5.50%. It remains uncertain whether the FOMC will further increase the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels, begin to reduce the federal funds rate or leave the rate at its current elevated level for a lengthy period of time.
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, as experienced in 2023, our net interest income, and therefore earnings, will generally be adversely affected. Earnings could also be adversely affected if the interest rates received on our loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations, and any related economic downturn, especially domestically and in the markets in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.
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
The proportion of our deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk in times of financial distress.
In its assessment of the bank failures occurring in the first and second quarters of 2023, the FDIC concluded that a significant contributing factor to the failures of the institutions was the proportion of the deposits held by each institution that exceeded FDIC insurance limits. Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. In July 2023, the federal banking agencies issued an interagency policy statement to underscore the importance of robust liquidity risk management and contingency funding planning. In the policy statement, the regulators noted that banks should maintain actionable contingency funding plans that take into account a range of possible stress scenarios, assess the stability of their funding and maintain a broad range of funding sources, ensure that collateral is available for borrowing, and review and revise contingency funding plans periodically and more frequently as market conditions and strategic initiatives change.
If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Company may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our AFS investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. For additional information regarding uninsured deposits and liquidity, see Deposits and Liquidity sections of 2023 MD&A Item 7 following.
Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats, directed at us and/or our third party service providers. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Although we employ comprehensive measures to prevent, detect, address, and mitigate these threats (including access controls, employee training, data encryption, vulnerability assessments, continuous monitoring of our networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of our business operations. Any successful cyberattack may subject us to regulatory investigations, litigation (including class action litigation) or enforcement, or require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cybersecurity incident, all or any of which could adversely affect our business, financial condition or results of operations and damage our reputation. In addition, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
Information security risks for financial institutions continue to increase in part because of new technologies, the increased use of the internet and telecommunications technologies (including mobile devices and cloud computing) to conduct financial and other business transactions, political activism, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business. Operational risk related to cyberattacks is increasing as cyberattacks evolve and have a greater and more pervasive economic impact. In addition to cyberattacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions designed to disrupt key business services, such as customer-facing web sites. Critical infrastructure sectors, including financial services, increasingly have been the targets of cyberattacks, including attacks emanating from foreign countries. Cyberattacks involving financial institutions, including distributed denial of service attacks designed to disrupt external customer-facing services, nation state cyberattacks and ransomware attacks designed to deny organizations access to key internal resources or systems or other critical data, as well as targeted social engineering and phishing email and text message attacks designed to allow unauthorized persons to obtain access to an institution’s information systems and data or that of its customers, are becoming more common and increasingly sophisticated. Further, threat actors are increasingly seeking to target vulnerabilities in software systems (including bugs, vulnerabilities in third-party systems or software and technical misconfigurations in hardware and software) and weak authentication controls used by large numbers of banking organizations in order to conduct malicious cyber activities. These types of attacks have resulted in increased supply chain and third-party risk. Because the methods of cyberattacks change frequently or, in some cases, are not recognized until launch, we are not able to anticipate or implement effective preventive measures against all possible security breaches and the probability of a successful attack cannot be predicted. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection. Our inability to prevent, detect, and respond to cyberattacks may lead to reputational damage, litigation with third parties, and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations.
From time to time, we engage in acquisitions, including acquisitions of depository institutions. The integration of core systems and processes for such transactions often occurs after the closing, which may create elevated risk of cyber incidents.
We may be subject to the data risks and cyber security vulnerabilities of the acquired company until we have sufficient time to fully integrate the acquiree’s customers and operations. Although comprehensive due diligence of cybersecurity policies, procedures and controls of our acquisition counterparties is performed, and we maintain adequate policies, procedures, controls and information security protocols to facilitate a successful integration, there can be no assurance that such measures, controls and protocols are sufficient to withstand a cyberattack or other security breach with respect to the companies we acquire, particularly during the period of time between the transaction closing and final integration.
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
Lack of system integrity or credit quality related to funds settlement could result in a financial loss.
We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions we facilitate include wire transfers, debit card, credit card and electronic bill payment transactions, supporting consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties and the facilitation of the payment. If the continuity of our operations or integrity of our processing were compromised, this could result in a financial loss to us due to a failure in payment facilitation. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.
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
Recent volatility in the banking sector, triggered by the bank failures occurring in 2023 may result in legislative initiatives, agency rulemaking activities, or changes in agency policies and priorities that could subject the Company and the Bank to enhanced government regulation and supervision.
Investor and customer confidence in the banking sector, particularly with regard to mid-size and larger regional banking organizations, waned in response to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in early 2023. Congress and the federal banking agencies have and continue to evaluate the events leading to these bank failures. Legislators and the leadership of the federal banking agencies noted that inadequate prudential regulation of regional banking organizations (generally, institutions with less than $250 billion in total assets), insufficient supervision of such organizations, poor management and inadequate risk management practices, specifically including interest rate and liquidity risks in consideration of each institution’s business model, and substantial uninsured deposit liabilities were causes of the failures.

Further evaluation of recent developments in the banking sector may lead to governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) legislation aimed at preventing similar future bank runs and failures and stabilizing confidence in the banking sector over the long term, (ii) agency rulemaking to modify and enhance relevant regulatory requirements, specifically with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices, and (iii) enhancement of the agencies’ supervision and examination policies and priorities. Although we cannot predict which initiatives may be pursued by lawmakers and regulators, any of the potential initiatives if implemented could subject us to additional costs, limit the types of financial services and products we may offer, and limit our future growth, any of which could materially and adversely affect our business, results of operations or financial condition.
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
Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective, or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting estimates include: the allowance for credit losses; business combinations, and goodwill and other intangible assets.
Our internal controls may be ineffective.
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.
As of December 31, 2023, management identified a material weakness regarding management’s failure to maintain effective information technology general controls in the areas of user access management and segregation of duties, within an application supporting the Company’s accounting and reporting processes. As a result, many of the Company’s manual controls dependent upon the information derived from this information technology application were also ineffective, as segregation of duties was not appropriately designed. Management's report on internal controls over financial reporting and out plan for remediation of the identified material weakness is contained in Item 9A of this Report.
We may not be able to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain skilled people. Competition for the best people in most activities engaged in by us can be intense, and we may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience, and/or the difficulty of promptly finding qualified replacement personnel.
Loss of key employees may disrupt relationships with certain customers.
Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor or otherwise choose to transition to another financial services provider. While we believe our relationship with our key personnel is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel could result in the loss of some of our customers.
Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, our business and a negative impact on our results of operations.
We rely heavily on communications and information systems to conduct our business. Our daily operations depend on the operational effectiveness of our technology to accurately track and record our assets and liabilities. Any failure, interruption, or breach in security of our computer systems or outside vendor technology could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems leading to inaccurate financial records. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of any failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.
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
Additionally, we outsource the processing of our core data system, as well as other systems such as online banking, to third party vendors. Prior to establishing an outsourcing relationship, and on an ongoing basis thereafter, management monitors key vendor controls and procedures related to information technology, which includes reviewing reports of service auditor’s examinations. If our third party vendor encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.
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
We may be adversely affected by risks associated with potential and completed acquisitions.
As part of our growth strategy, we regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek merger and acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.
Acquiring other financial institutions, financial services companies, or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things:
•Incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, and with integrating acquired businesses, resulting in the diversion of resources from the operation of our existing businesses.
•Difficulty in estimating the value of target companies or assets and in evaluating credit, operations, management, and market risks associated with those companies or assets.
•Payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term.
•Potential exposure to unknown or contingent liabilities of the target company, including, without limitation, liabilities for regulatory and compliance issues.
•Exposure to potential asset quality issues of the target company.
•Difficulties, inefficiencies or cost overruns associated with the integration of the operations, personnel, technologies, services, and products of acquired companies with ours.
•Inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits.
•Potential disruption to our business.

•The possible loss of key employees and customers of the target company.
•Potential changes in banking, financial services or tax laws or regulations that may affect the target company.
Failure to successfully integrate the entities we acquire into our existing operations could increase our operating costs significantly and have a material adverse effect on our business, financial condition, and results of operations.
Attractive acquisition or expansion opportunities may not be available to us in the future.
We may consider acquiring other businesses or expanding into new product lines or markets that we believe will help us fulfill our strategic objectives. We expect that other banking and financial companies, some of which have significantly greater resources, will compete with us to acquire such services businesses. Our target base of attractive candidates may be limited, and competition could increase prices for potential acquisitions that we believe are attractive. Acquisitions may also be subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate acquisitions that we believe are in our best interests.
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
Goodwill represents the amount of consideration exchanged over the fair value of net assets we acquired in the purchase of another business. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. At December 31, 2023, our goodwill totaled $478.8 million. While we have recorded no impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
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
Risks Related Our Common Stock
An investment in our common stock is not an insured deposit.
Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in this "Risk

Factors" section and elsewhere in this Report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.
Common stock is equity and is subordinate to our existing and future indebtedness and preferred stock and effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.
Shares of the common stock are equity interests in us and do not constitute indebtedness. As such, shares of the common stock rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including our liquidation. Upon liquidation, lenders and holders of our debt securities and any preferred stock that may be outstanding, would receive distributions of our available assets prior to holders of our common stock.
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
Although our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “FBNC,” the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the comparatively lower trading volume of our common stock relative to larger institutions, significant sales of our common stock or other volatility in our shares in the public market, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.
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
In accordance with our strategic plan, we evaluate opportunities to acquire other financial institutions, financial services companies and branch locations. Such transactions could have a material effect on our operating results and financial condition, including short- and long-term liquidity, and could require us to issue a significant number of shares of common stock or other securities and/or to use a substantial amount of cash, other liquid assets, and/or incur debt.
Our acquisition activities could involve a number of additional risks, some of which are described in more detail elsewhere in this Report and include: the possibility that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve; using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or assets; incurring the time and expense required to integrate the operations and personnel of the combined businesses; the possibility that we will be unable to successfully implement integration strategies due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired company in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies; the possibility of regulatory approval for the acquisition being delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues surrounding the Company, the target company, the assets acquired or the proposed combined entity; and losing key employees and customers as a result of an acquisition that is poorly received.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
The Company recognizes the security of our banking operations is critical to protecting our customers, maintaining our reputation and preserving the value of the Company. The Board, primarily through its Risk Committee, provides direction and oversight of the enterprise-wide risk management framework of the Company, and cybersecurity represents a component of the Company’s overall approach to enterprise-wide risk management. The Company's Information Security Program establishes policies and procedures for the measurement of the effectiveness and efficiency of information security controls related to both design and operations. The Company leverages the following guidelines and frameworks to develop and maintain its Information Security Program: FFIEC Information Security IT Examination Handbook, FFIEC Business Continuity Management IT Examination Handbook, FFIEC Cybersecurity Assessment Tool, and GLBA 501(b). In general, the Company addresses cybersecurity risks through a comprehensive, cross-functional approach that is focused on confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cyber threats when they occur.
As one of the elements of the Company’s overall enterprise-wide risk management approach, the Information Security Program is focused on the following key areas:
•Security Operation and Governance: The Board has delegated to senior management responsibility for the Information Security Program which is managed through the IT Steering Committee, which maintains alignment and appropriate insight regarding information security activities.
•Collaborative Approach: The Company has implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•Security Competencies: The Information Security department oversees a program of security competencies and tools designed to protect the confidentiality, integrity, and availability of our data. These assets represent a blend of various management (e.g., policies), operational (e.g., standards and processes), and technical controls (e.g., tools and configurations).
•Incident Response Plan: The Company has a contracted with a third-party to provides continual security monitoring 24 hours per day, seven days per week, where resources actively deliver threat analysis, vulnerability management, intrusion detection, and intrusion hunting. The Company’s Incident Response Plan helps reduce the risks related to security incidents by providing guidelines on responding to incidents.
•Third-Party Risk Management: Management of the Company’s third parties, including vendors and service providers, is conducted through a risk-based approach and the level of due diligence is driven from risk factors established by our Risk Management department. The process provides awareness and collaboration across internal teams including Information Security and Business Continuity. A Technical Requirements review process is conducted on new or significantly changed third parties, applications, or technology to ensure that systems or third parties meet certain security baseline requirements. This process is aimed at advocating the necessary security, infrastructure, and application standards or controls so that information systems and the third party have recovery plans in place.
•Security Awareness and Education: The Company provides annual, mandatory training for personnel regarding security awareness as a means to equip the Company’s personnel with the understanding of how to properly use and protect the computing resources entrusted to them, and to communicate the Company’s information security policies, standards, processes and practices.
The Company leverages regular assessments to identify current and potential threats and vulnerabilities within the Company’s environment. Technical vulnerabilities are identified using automated vulnerability scanning tools, penetration testing, and system management tools, whereas non-technical vulnerabilities are identified via process or procedural reviews. The Company conducts a variety of assessments throughout the year, both internally and through third parties. Vulnerability assessment and penetration tests are performed on a regular basis to provide the Company with an unbiased view of its environment and controls. Vulnerabilities identified during these assessments are inventoried in a centralized tracking system and reported to management on a regular basis. A multi-step approach is applied to identify, report and remediate these vulnerabilities, and the Company adjusts its information security policies, standards, processes and practices as necessary based on the information provided by these assessments. The results of key assessments are reported in summary to the Board annually.
Governance
The Risk Committee of the Board provides direction and oversight of the enterprise-wide risk management framework of the Company, including the management of risks arising from cybersecurity threats. The Board Risk Committee reviews and approves the Information Security Program and receives regular presentations which include updates on cybersecurity risks, including the threat environment, evolving standards, projects and initiatives, vulnerability assessments, third-party and independent reviews, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board Risk Committee also receives information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. The full Board receives reports from the Board Risk Committee related to information cybersecurity.
Our Chief Information Officer ("CIO"), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s Incident Response Plans including an assessment of the potential materiality of any cybersecurity incident. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CIO, Information Security, and Risk Management teams monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Corporate Crisis Management Team and ultimately the Board when appropriate.
To our knowledge, neither cybersecurity threats, nor the results including as a result of any previous cybersecurity incidents have materially affected the Company, including its business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A, Risk Factors - Risks Related to Out Business.
Item 2. Properties
The main offices of the Company and the Bank are located in a building in Southern Pines, North Carolina that is owned by the Bank. The building houses corporate, accounting, and administrative facilities. The Bank’s operational departments, including accounting functions, information technology operations, loan operations, and deposit operations, are primarily housed in buildings in Greensboro North Carolina, Dunn North Carolina, Fletcher North Carolina, and Troy North Carolina, which are owned by the Bank. At December 31, 2023, the Company operated 118 bank branches. The Company owned all of its bank branch premises except 17 branch offices for which the land and buildings are leased and 10 branch offices for which the land is leased but the building is owned. The Bank also leases several other office locations for administrative functions and for our SBA-related activities. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

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
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Our common stock trades on NASDAQ under the trading symbol “FBNC.” Tables have been included in Item 7 under the heading, "Selected Financial Information," which provide historic information on the market price for the Company’s common stock. As of February 27, 2024, there were approximately 3,635 shareholders of record and another approximately 17,059 shareholders whose stock is held in “street name.”
The tables in Item 7 under "Selected Financial Information" section also include information regarding cash dividends declared per share of common stock for the periods presented. For each quarter in 2023, we declared a cash dividend of $0.22 per common share. For the foreseeable future, it is our current intention to continue to pay regular cash dividends on a quarterly basis. However, our ability to pay future cash dividends can be restricted or eliminated by regulatory authorities.
Securities authorized for issuance under equity compensation plans
Refer to “Additional Information Regarding the Registrant’s Equity Compensation Plans” in Item 12.
Issuer Purchases of Equity Securities
Pursuant to authorizations by the Board, the Company from time to time has repurchased shares of common stock in private transactions and in open-market purchases. The Company did not repurchase any shares of the Company's common stock during either 2023 or 2022. As of December 31, 2023, there was no share repurchase program in place.

Performance Graph
The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2018 and ending December 31, 2023, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and the S&P U.S. BMI Banks Industry Group Index, as constructed by S & P Global (reflecting performance in broad market banking industry stocks). The graph and table assume that $100 was invested on December 31, 2018 in each of the Company’s common stock, the Russell 2000 Index, and the S&P U.S. BMI Banks Industry Group Index, and that all dividends were reinvested.
First Bancorp Comparison of Five-Year Total Return Performances (1)
Five Years Ended December 31, 2023

200
150
100
50
0
Total Return
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
First Bancorp
Russell 2000 Index
S&P US BMI Banks Industry Group Index

	Total Return Index Values (1) December 31,
	2018	2019	2020	2021	2022	2023
First Bancorp	$100.00	123.99	108.22	148.98	142.78	126.72
Russell 2000 Index	100.00	125.52	150.58	172.90	137.56	160.85
S&P US BMI Banks Industry Group Index	100.00	137.36	119.83	162.92	135.13	147.41
_____________
(1)Total return indices were provided from an independent source, S&P Global Market Intelligence, New York, New York, and assume initial investment of $100 on December 31, 2018, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
This MD&A is intended to assist readers in understanding our results of operations and changes in financial position for the past three years. It should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors.
Overview and 2023 Highlights
The Company is a bank holding company headquartered in Southern Pines, North Carolina. We provide diversified financial services primarily though the Bank, our principal subsidiary, including commercial and consumer banking services, mortgage lending, SBA lending, accounts receivable financing, and investment advisory services. As of December 31, 2023, the Bank had a 118 branch network in North Carolina and South Carolina and 1,421 full-time equivalent employees. We have grown organically as well as through strategic acquisitions as discussed previously in "Recent Developments and Acquisitions".
2023 Financial Highlights:
•Return on average assets was 0.87% for the year ended December 31, 2023, as compared to 1.39% for the prior year. Return on average common equity of 8.05% was reported for the year ended December 31, 2023 as compared to 13.40% for the prior year.
•Our total assets at December 31, 2023 were $12.1 billion, a 14.0% increase from a year earlier, with growth driven by the GrandSouth acquisition, combined with organic loan growth during the year.
•Total loans outstanding increased $1.5 billion, or 22.3%, during the year, which included $1.02 billion of loans acquired from GrandSouth. Loans totaled $8.2 billion at December 31, 2023.
•Credit quality continues to be strong with the NPA to total assets ratio at 0.37% as of December 31, 2023, as compared to 0.36% at December 31, 2022. Net charge offs as a percentage of average loans were 0.08% for 2023, as compared to 0.01% for the prior year.
•Capital remains strong with a total CET1 ratio of 13.20%, up from 13.02% for the prior year, and total risk-based capital ratio of 15.54% as of December 31, 2023, as compared to 15.09% for the prior year.
•We earned net income of $104.1 million, or $2.53 diluted EPS, during 2023 compared to net income of $146.9 million, or $4.12 diluted EPS, in 2022. The main drivers to the decrease in net income were as follows:
•Net interest income increased $21.8 million, or 6.7%, driven by higher interest income offset by increased interest expense. The NIM on a tax-equivalent basis was 3.06% for 2023, a decrease of 22 basis points from the prior year. Despite the growth in average earning assets, the market-driven increase in rates on liabilities occurred at a more rapid pace that the increase in yields on assets which resulted in the reduction in NIM for 2023.
•Total interest income increased $147.8 million in 2023 as compared to 2022, driven by higher interest income on loans of $140.6 million related to a combination of higher volumes of average balances and increased yields.
•The increase in interest expense of $126.0 million was driven by higher market rates which resulted in repricing of our deposits. Also contributing to higher interest expense was the utilization of short-term borrowings to fund loan demand and deposit fluctuations and rate increases on our variable rate trust preferred debt.
•Provision for credit losses for 2023 of $17.8 million was up from $12.4 million in 2022 due primarily to the initial provision established for acquired non-PCD loans of $12.2 million, combined with organic loan growth experienced during the year. Offsetting these increases were updated loss rates and improved economic forecasts used in our CECL model as discussed further in the "Provision for Loan Losses" section below.

•Noninterest income declined $10.5 million, which resulted primarily from lower other gains as 2022 contained several death benefit gains on our BOLI policies, lower SBA-related revenues, including consulting fees and gains on sale, which was down $3.4 million year-over-year, and lower bankcard revenues related to the Durbin limitations effective for us in July 2022. Refer to "Noninterest Income" section below for further discussion.
•Noninterest expense increased $59.2 million, primarily related to the GrandSouth acquisition completed January 1, 2023, driving higher operating expenses, including merger expenses of $13.7 million, additional branch locations and personnel, and an increased number of customer accounts and transaction volume creating additional expense. Refer to "Noninterest Expense" section below for further discussion.
•Income tax expense was down $10.5 million from the prior year relative to the lower pre-tax income. The effective tax rate of 21.1% was up slightly from the prior year related to nondeductible merger expenses.
Current Economic Conditions
Since 2022, economic activity has shown continued growth with improving gross domestic product results, low unemployment and increased demand for goods and services. Inflationary pressures continue to a certain degree, however, monetary policy actions taken by the Federal Reserve over the last eighteen months have resulted in a significantly lower inflation rate in 2023 as compared to the prior year. While positive indicators are present, there continues to be some uncertainty in economic conditions, and as such, we could be subject to ongoing risks which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.
Our financial position and results of operations are susceptible, among other factors, to the ability of our loan customers to meet loan obligations, the availability of our workforce, the availability of our vendors, and the decline in the value of assets held by us or securing our loans. We have not realized significant negative impact on our loan portfolio or asset quality to date as a result of the current economic conditions. However, the economic pressures and uncertainties arising from the recent expansion in economic activity, increased consumer demand and rising interest rates to combat inflation have resulted in, and may continue to result in, specific changes in consumer and business spending and borrowing habits, given the higher interest rate environment, which could make it difficult to grow assets and income.
The extent to which the current economic conditions have a further impact on our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including actions taken by governmental authorities response to inflationary trends and recessionary risks.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with GAAP and with general practices followed by the banking industry. Certain policies inherently have a greater reliance on the use of estimates, assumptions, or judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of our ACL and related Allowance for Unfunded Commitments, as well as business combinations, related fair value measurements and goodwill determination to be the accounting areas that require the most subjective or complex judgments, estimates, and assumptions, and where changes in those judgments, estimates, and assumptions (based on new or additional information, changes in the economic climate and/or market interest rates, etc.) could have a significant effect on our financial statements.
Our most significant accounting policies are presented in Note 1 to the accompanying consolidated financial statements. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in this MD&A, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.
Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments
While management uses the best information available to establish the ACL, future adjustments to the ACL and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates. We perform periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the portfolio. We believe the accounting estimate related to the ACL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for loan losses and net income; (2) it requires management to predict borrowers’ likelihood or capacity to repay, including evaluation of inherently uncertain future economic conditions; (3) the value of underlying collateral must be estimated on collateral-dependent loans; (4) prepayment activity must be projected to estimate the life of loans that often are shorter than contractual terms; and (5) it requires estimation of a reasonable and supportable forecast period for credit losses. Accordingly, this is a highly subjective process and requires significant judgment since it is difficult to evaluate current and future economic conditions in relation to an overall credit cycle and estimate the timing and extent of loss events that are expected to occur prior to end of a loan’s estimated life.
Our ACL is assessed at each balance sheet date and adjustments are recorded in the provision for loan losses on the consolidated statements of income. There are many factors affecting the ACL, some of which are quantitative, while others require qualitative judgment. There are both internal factors (i.e., loan balances, historical loss rates, credit quality, the contractual lives of loans), external factors (i.e., economic conditions such as trends in housing prices, interest rates, GDP, inflation, and unemployment), and assumptions of probability of default and loss given default by loan category, that can impact the ACL estimate. One of the most significant assumptions is the macroeconomic scenario forecasts that determine the economic variables utilized in the ACL model. Due to the inherent uncertainty in the macroeconomic forecasts, we evaluate a baseline scenario quarterly, as well as upside or downside macroeconomic scenarios to assess the most reasonable scenario based on review of the variable forecasts for each scenario, comparison to expectations, and sensitivity of variations in each scenario.
The most significant variable in the economic forecasts is the national unemployment rate and changes in unemployment forecasts can have significant impact to the estimated ACL. Other economic variables include national GDP, the national commercial real estate pricing index and the national home price index. We use the national unemployment rate in all of our models regardless of the loan portfolio type, and we use a second economic variable in each cohort model depending on the loan portfolio type. The ACL quantitative estimate is sensitive to changes in the economic variable forecasts during the twelve-month reasonable and supportable forecast period with a straight-line reversion over the next three years to long-term average loss factors. There have been no changes to the reasonable and supportable period or reversion period in any year presented.
Although management believes its process for determining the ACL adequately considers all the factors that could potentially result in credit losses, the process includes subjective elements and is susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect our earnings or financial position in future periods.
PCD loans represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination at the acquisition date. At acquisition, the allowance on PCD assets is booked directly to the ACL. Any subsequent changes in the ACL on PCD assets is recorded through the provision for loan losses on the consolidated statements of income.
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
We estimate expected credit losses on unfunded commitments to extend credit over the contractual period in which we are exposed to credit risk on the underlying commitments, unless the obligation is unconditionally cancellable. The allowance for off-balance sheet credit exposures, which is included in "Other liabilities" on the consolidated balance sheets, is adjusted for as an increase or decrease to the provision for unfunded commitments. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The methodology is based on a loss rate approach that starts with the probability of funding based on historical experience. Similar to the methodology discussed above related to the loans receivable portfolio, adjustments are made to the historical losses for current conditions and reasonable and supportable forecasts.
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
The ACL for PCD assets is recognized within business combination accounting with no initial impact to net income. Changes in estimates of expected credit losses on PCD loans after acquisition are recognized as provision expense (or reversal of provision expense) in subsequent periods as they arise. The ACL for non-PCD assets is recognized as provision expense in the same reporting period as the business combination. Estimated loan losses for acquired loans are determined using methodologies and applying estimates and assumptions that were described previously in the Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments section above.
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
ASC 350-10 establishes standards for an impairment assessment of goodwill. At each reporting date between annual goodwill impairment tests, we consider potential indicators of impairment. Generally, absent potential impairment indicators, we perform an annual assessment of whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock, and other relevant events. During 2023 there were no triggers warranting interim impairment assessments and for the 2023 annual assessment, we concluded that it was more likely than not that the fair value exceeded its carrying value. At December 31, 2023, we had $478.8 million of goodwill.
Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to our consolidated financial statements entitled “Summary of Significant Accounting Policies.”

RESULTS OF OPERATIONS
The following discussion reviews the results of operations and key drivers to change in the results of 2023 as compared to 2022. For a description of our results of operations for 2022 as compared to 2021, refer to the "Overview and 2022 Highlights," Results of Operations," and "Analysis of Financial Condition and Changes in Financial Condition" sections of Item 7 in our 2022 Form 10-K.
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
Net interest income amounted to $346.7 million in 2023, an increase of $21.8 million, or 6.7%, from the $324.9 million in 2022. The increase was due primarily to the increase in average earnings assets from both organic growth and the GrandSouth acquisition completed in January 2023 which contributed $1.02 billion in total loans. For 2023, average interest-earning assets increased $1.4 billion, or 14.5%, including growth of $1.6 billion in average loans, partially offset by lower average securities.
Offsetting the higher net interest income related to the increase in average earning assets was the compression of our NIM which, on a tax-equivalent basis, declined to 3.06% in 2023 from 3.28% in 2022. For internal purposes, we evaluate our NIM on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income, then dividing by total average earning assets. We believe that analysis of NIM on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM as reported and on a tax-equivalent basis.

($ in thousands)	Year ended December 31,
	2023	2022	2021
Net interest income, as reported	$346,658	324,854	246,395
Tax-equivalent adjustment	2,879	2,780	2,243
Net interest income, tax-equivalent	$349,537	327,634	248,638
Net interest margin, as reported	3.03%	3.25%	3.13%
Net interest margin, tax-equivalent	3.06%	3.28%	3.16%
The decrease in our NIM was driven by the rising market interest rates as the Federal Reserve's monetary policies resulted in a 100 basis point rise in short-term rates between January and July 2023, after rates had risen 425 basis points in 2022. The market-driven increase in rates on our liabilities occurred at a more rapid pace that the increase in yields on our assets, thus our total yield on average earning assets increased 86 basis points while our cost of funds increased 116 basis points, driving the compression in the NIM in 2023 as compared to the prior year. Our mix of earning assets remained fairly stable between 2022 and 2023. Refer to the Average Balances and Net Interest Income Analysis table below for additional discussion.
Our NIM for all periods benefited from the net accretion income, primarily associated with purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each year.

	Year ended December 31,
($ in thousands)	2023	2022	2021
Interest income – increased by accretion of loan discount on acquired loans	$11,507	5,621	6,107
Interest income - increased by accretion of loan discount on retained SBA loans	1,770	2,856	2,707
Total interest income impact	13,277	8,477	8,814
Interest expense – (increased) reduced by (discount accretion) premium amortization of deposits	(3,101)	593	295
Interest expense – increased by discount accretion of borrowings	(842)	(254)	(249)
Total net interest expense impact	(3,943)	339	46
Impact on net interest income	$9,334	8,816	8,860
The most significant component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans. Generally, the level of loan discount accretion will decline each year due to the natural paydowns in acquired loan portfolios. Alternately, levels of accretion will increase as a result of acquisitions and related additions to loan discounts on acquired portfolios which are accreted to income as experienced in 2023 with the GrandSouth acquisition.
At December 31, 2023 and 2022, unaccreted loan discount on purchased loans amounted to $24.0 million and $11.6 million, respectively. The GrandSouth acquired portfolio comprises the majority of the remaining unaccreted loan discount at December 31, 2023.
In addition to the loan discount accretion recorded on acquired loans, we record accretion on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market. The level of SBA loan discount accretion will fluctuate relative to the SBA loan portfolio balances. At December 31, 2023 and 2022, unaccreted loan discount on SBA loans amounted to $3.5 million and $4.3 million, respectively.

The following table presents the major components of the net interest income and NIM.

Average Balances and Net Interest Income Analysis
	Year Ended December 31,
	2023			2022			2021
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$7,902,628	5.30%	$418,668	6,293,280	4.42%	278,027	5,018,391	4.36%	219,013
Taxable securities	2,920,040	1.79%	52,276	3,059,683	1.75%	53,536	2,204,713	1.45%	32,076
Non-taxable securities	296,287	1.51%	4,485	296,803	1.48%	4,387	162,878	1.49%	2,402
Short-term investments, primarily interest-bearing cash	314,537	4.24%	13,330	339,419	1.48%	5,007	485,337	0.50%	2,427
Total interest-earning assets	11,433,492	4.27%	488,759	9,989,185	3.41%	340,957	7,871,319	3.25%	255,918
Cash and due from banks	93,182			104,374			90,275
Premises and equipment	151,980			135,160			125,738
Other assets	354,379			327,511			408,313
Total assets	$12,033,033			10,556,230			8,495,645

Liabilities and Equity
Interest-bearing checking	$1,457,272	0.42%	$6,192	1,545,573	0.08%	1,219	1,353,172	0.07%	919
Money market deposits	3,355,992	2.34%	78,643	2,515,897	0.22%	5,610	1,923,614	0.16%	3,158
Savings deposits	668,730	0.15%	1,024	739,681	0.06%	459	607,452	0.07%	443
Other time deposits	737,330	2.58%	19,023	551,852	0.46%	2,541	432,506	0.39%	1,722
Time deposits >$250,000	343,669	2.90%	9,984	287,194	0.53%	1,520	356,398	0.46%	1,639
Total interest-bearing deposits	6,562,993	1.75%	114,866	5,640,197	0.20%	11,349	4,673,142	0.17%	7,881
Short-term borrowings	374,254	5.15%	19,289	52,446	3.45%	1,808	—	—%	—
Long-term borrowings	99,858	7.96%	7,946	65,358	4.51%	2,946	63,201	2.60%	1,642
Total interest-bearing liabilities	7,037,105	2.02%	142,101	5,758,001	0.28%	16,103	4,736,343	0.13%	9,523
Noninterest-bearing checking	3,613,973			3,643,308			2,728,768
Total sources of funds	10,651,078	1.33%		9,401,309	0.17%		7,465,111	0.13%
Other liabilities	88,870			58,008			60,759
Shareholders’ equity	1,293,085			1,096,913			969,775
Total liabilities and shareholders’ equity	$12,033,033			10,556,230			8,495,645
Net yield on interest-earning assets and net interest income		3.03%	$346,658		3.25%	324,854		3.13%	246,395
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		3.06%	$349,537		3.28%	327,634		3.16%	248,638
Interest rate spread		3.15%			3.29%			3.14%
Average prime rate		8.20%			4.86%			3.25%
(1)Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan fee amortization, in the amounts of $0.5 million, $3.1 million, and $9.7 million for 2023, 2022, and 2021, respectively.
(2)Includes accretion of discount on acquired and SBA loans of $13.3 million, $8.5 million, and $8.8 million in 2023, 2022, and 2021, respectively.
(3)Includes tax-equivalent adjustments of $2.9 million, $2.8 million and $2.2 million in 2023, 2022, and 2021, respectively, to reflect the federal and state tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

The following table presents additional detail regarding the estimated impact that changes in loan and deposit volumes and changes in the interest rates we earned/paid had on our net interest income in 2023 and 2022.

Volume and Rate Variance Analysis
	Year Ended December 31, 2023			Year Ended December 31, 2022
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income:
Loans	$78,177	62,464	140,641	55,980	3,034	59,014
Taxable securities	(2,472)	1,212	(1,260)	13,681	7,779	21,460
Non-taxable securities	(8)	106	98	2,002	(17)	1,985
Other interest-earning assets, primarily overnight funds	(711)	9,034	8,323	(1,442)	4,022	2,580
Total interest income	74,986	72,816	147,802	70,221	14,818	85,039

Interest expense:
Interest bearing checking accounts	(223)	5,196	4,973	142	158	300
Money market accounts	10,780	62,253	73,033	1,147	1,305	2,452
Savings accounts	(77)	642	565	89	(73)	16
Other time	4,244	12,238	16,482	360	459	819
Time deposits >$250,000	970	7,494	8,464	(340)	221	(119)
Total interest-bearing deposits	15,694	87,823	103,517	1,398	2,070	3,468
Short-term borrowings	13,950	3,531	17,481	904	904	1,808
Long-term borrowings	2,112	2,888	5,000	76	1,228	1,304
Total interest expense	31,756	94,242	125,998	2,378	4,202	6,580

Net interest income	$43,230	(21,426)	21,804	67,843	10,616	78,459
Note - Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Overall, as demonstrated in the above table, net interest income grew $21.8 million in 2023. Higher earning asset volumes were the primary driver of the increase in net interest income which was offset by increases in rates on interest-bearing liabilities.
•For 2023, higher loan volume was the primary contributor to increased interest income, driving $78.2 million of the increase. Higher market rates contributed to an additional $62.5 million of loan interest income. Variable rate loans comprise approximately 19% of the loan portfolio and, accordingly, the magnitude of the impact we experience from each rate increase is limited.
•Decreases in the overall volume of average investment securities, somewhat offset by higher yields on the portfolio, resulted in decreased interest income of $1.2 million in 2023.
•Although partially offset by lower average balances, higher yields on other interest-earning assets (primarily interest-bearing cash balance) in 2023 resulted in a $8.3 million higher interest income for the year.
•The increase of $103.5 million in interest expense on deposits was driven by higher rates on accounts as we repriced deposits during the year in response to the market increases and to retain deposits to meet our funding needs, combined with higher volumes, primarily in money market deposit accounts and other time deposits.
•Higher levels of borrowings, primarily in short-term FHLB advances to fund loan demand and deposit fluctuations, resulted in an increase in borrowings interest expense of $16.1 million in 2023. This was coupled with the higher cost of short-term advances and increases on our variable rate trust preferred securities, which added $6.4 million to interest expense for the year.

Provision for Loan Losses and Provision for Unfunded Commitments
The provision for loan losses has been determined under ASC 326 since our implementation of CECL. The provision for loan losses represents our current estimate of life of loan credit losses in the loan portfolio and the provision for unfunded commitments represents expected losses on unfunded loan commitments that are expected to result in outstanding loan balances. Our estimate of credit losses under CECL is determined using a complex model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and allowance for unfunded commitments, as well as the resulting provision for loan losses and provision for unfunded commitments. The allowance for unfunded commitments is included in "Other liabilities" in the consolidated balance sheets.
The provision for loan losses was $19.8 million in 2023 and $12.6 million in 2022. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under the CECL model. The primary contributor to the higher provision for 2023 was the one-time loan loss provision of $12.2 million recorded to establish an initial ACL for non-PCD loans acquired from GrandSouth in accordance with our CECL model. The increase related to acquired and organic growth during the year was partially offset by updated economic forecasts and loss driver inputs to the CECL model. We subscribe to a third-party service which provides quarterly macroeconomic scenarios for the United States economy. For 2023, we utilized the baseline forecast, which incorporates an equal probability of the United States economy performing better or worse than the projection. The economic forecasts throughout the year have projected general improvement of the economy demonstrated in lower projected unemployment rates, improved GDP, and increasing price indices for both commercial real estate and residential mortgages. These improving economic projections translated to lower forecasted losses in our loan portfolio and, thus a lower estimated ACL, exclusive of portfolio growth.
Also under the CECL method, in 2023 we recorded a reduction in the provision for unfunded commitments of $1.9 million compared to $0.2 million for 2022. Changes in the level of provision each year are generally related to fluctuations in the level of available credit lines and updated loss drivers.
Additional discussion of the CECL method and our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses and Loan Loss Experience" sections following.
Noninterest Income
Our noninterest income amounted to $57.5 million in 2023, $68.0 million in 2022, and $73.6 million in 2021. Management evaluates noninterest income on a non-GAAP basis that excludes items such as securities gains and losses and other gains and losses because we believe excluding those items results in a more meaningful reflection of noninterest income from regular operations. We refer to this as "adjusted noninterest income." Adjusted noninterest income amounted to $54.8 million in 2023, $60.6 million in 2022, and $73.2 million in 2021. A reconciliation of reported noninterest income to adjusted noninterest income is presented in the table below. Drivers of the more significant fluctuations follow the table.

Noninterest Income
	Year Ended December 31,
($ in thousands)	2023	2022	2021
Service charges on deposit accounts	$16,800	15,523	12,317
Other service charges and fees -bankcard and interchange income, net	9,319	14,996	18,480
Other service charges - other	12,951	11,298	7,036
Fees from presold mortgage loans	1,613	2,102	10,975
Commissions from sales of financial products	5,503	5,195	6,947
SBA consulting fees	1,803	2,608	7,231
SBA loan sale gains	2,489	5,076	7,329
Bank-owned life insurance ("BOLI") income	4,350	3,847	2,885
Securities losses, net	—	—	(1,237)
Other gains, net	2,662	7,340	1,648
Total noninterest income	57,490	67,985	73,611
Non-GAAP adjustments - exclude:
Securities losses, net	—	—	1,237
Other gains, net	(2,662)	(7,340)	(1,648)
Adjusted noninterest income	$54,828	60,645	73,200
Service charges on deposit accounts increased $1.3 million, or 8.2%, in 2023 as compared to 2022. The increase in 2023 was driven by the higher number of new customers and transaction accounts generating fees from both the GrandSouth acquisition and organic growth.
Other service charges and fees - bankcard interchange income,net represents interchange income from debit and credit card transactions, net of associated interchange expense and amounted to $9.3 million in 2023, a 37.9% decrease from the $15.0 million in 2022. The decrease of $5.7 million was a direct result of the Durbin Amendment limitation on debit card interchange fees becoming applicable to the Company beginning in July 2022. The reduction in interchange rates was partially offset by higher volumes of accounts and transactions.
Other service charges and fees - other includes items such as ATM charges, wire transfer fees, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. Also included in this category are SBA guarantee servicing fees and related servicing rights amortization which fluctuate based on the volume of and prepayment speeds on SBA loans serviced which have slowed down in the current year. The increase in this item in 2023 of $1.7 million, or 14.6%, was due in part to the higher number of accounts and volume of transactions, combined with lower servicing right amortization expense given the current high interest rate environment.
SBA consulting fees and SBA loan sale gains both declined in 2023 primarily due to fewer third-party bank SBA clients, slower loan originations and lower premiums available on SBA loan sales given the market conditions during the year.
BOLI income increased 13.1% in 2023, primarily related to the acquisition of GrandSouth in the first quarter of 2023 which had $15.1 million in BOLI assets as of the date of acquisition.
Other gains, net amounted to a net gain of $2.7 million for 2023. For 2022, the balance consisted primarily of death benefits realized on BOLI policies which were nominal in 2023.
Noninterest Expenses
Total noninterest expenses totaled $254.4 million, $195.2 million, and $184.7 million, for 2023, 2022, and 2021, respectively. Management evaluates noninterest expense on a non-GAAP basis that excludes items such as merger and acquisition expense, amortization of intangible assets, and foreclosed property (gain) losses, because we believe excluding those items results in a more meaningful reflection of noninterest expense from regular operations. We refer to this as "adjusted noninterest expense." The following table presents the primary components of noninterest expense and a reconciliation of reported noninterest expense to adjusted noninterest expense.

Noninterest Expenses
	Year Ended December 31,
($ in thousands)	2023	2022	2021
Salaries	$114,377	96,321	86,815
Employee benefits	25,474	21,397	16,434
Total personnel expense	139,851	117,718	103,249
Occupancy expense	14,963	12,796	11,528
Equipment related expenses	6,027	5,808	4,492
Credit card rewards and other bankcard expenses	5,288	1,653	4,609
Telephone and data lines	3,960	3,631	3,087
Software licenses and other software costs	8,717	6,064	5,316
Data processing expense	8,733	7,535	5,959
Professional fees	5,409	4,350	2,992
Advertising and marketing	4,055	3,032	2,580
Non-credit losses	4,766	2,730	1,136
FDIC and corporate insurance costs	9,257	4,858	3,986
Other operating expenses	21,805	16,661	15,322
Merger and acquisition expenses	13,695	5,072	16,845
Amortization of intangible assets	8,003	3,684	3,531
Foreclosed property (gains) losses, net	(150)	(372)	24
Total noninterest expense	254,379	195,220	184,656
Non-GAAP adjustments - exclude:
Merger and acquisition expenses	(13,695)	(5,072)	(16,845)
Amortization of intangible assets	(8,003)	(3,684)	(3,531)
Foreclosed property (gains) losses, net	150	372	(24)
Adjusted noninterest expense	$232,831	186,836	164,256
In general, the 30.3% increase in total noninterest expenses in 2023 as compared to 2022, was driven by the acquisition of eight GrandSouth branch locations and related branch and support personnel which resulted in higher salary and benefit expense (up $22.1 million, as compared to 2022) as well as other facilities (up $2.2 million from the prior year) and support-related costs.
The current year included merger and acquisition expenses of $13.7 million, an increase of $8.6 million from 2022, and higher intangible amortization which increased $4.3 million from the prior year, both of which were related to the GrandSouth acquisition. While intangible amortization will continue, it is anticipated to be at a declining rate and we do not anticipate any additional merger and acquisition costs related to GrandSouth.
FDIC and corporate insurance costs increased $4.4 million in 2023 driven by the general FDIC rate increase effective January 1, 2023, combined with the acquired deposits from GrandSouth. Non-credit losses increased $2.0 million as compared to the prior year driven by an increase in check fraud experienced in 2023. The increase in bankcard expenses was related to higher volumes of customer accounts and transactions, combined with a 2022 rewards accrual reduction for expired benefits which resulted in lower expense in 2022 and a return to a more normal level of expense for 2023.
Also contributing to higher noninterest expense in 2023 were increases for software costs, data processing, professional fees, and advertising, as well as travel and training and franchise tax (both included in "other operating expenses") related to the GrandSouth acquisition, including the transition of new customers and higher account and transactions volumes.
Income Taxes
We recorded income tax expense of $27.8 million in 2023, $38.3 million in 2022, and $24.7 million in 2021. Our effective tax rates were at 21.1% for 2023, 20.7% for 2022, and 20.5% for 2021. The slight increase in effective tax rate for 2023 was attributable primarily to merger and acquisition expenses recorded resulting in non-deductible adjustments for tax purposes.

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
Total loans amounted to $8.2 billion at December 31, 2023, an increase of $1.5 billion, or 22.3%, from December 31, 2022. The GrandSouth acquisition was completed on January 1, 2023 and contributed $1.02 billion in loans. The acquired loan portfolio mix was similar in nature to our portfolio mix. Loan growth for the year was as follows:

($ in thousands)
Loans at December 31, 2022	$6,665,145
Organic loan growth	464,883
Growth from acquisition	1,020,074
Loans at December 31, 2023	$8,150,102

Organic loan growth percentage	7.0%
Total loan growth percentage	22.3%
The following table provides a summary of the loan portfolio composition at each of the past five year ends.

Loan Portfolio Composition
	As of December 31,
	2023		2022		2021		2020		2019
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial and industrial	$905,862	11%	641,941	9%	648,997	11%	782,549	17%	504,271	11%
Construction, development & other land loans	992,980	12%	934,176	14%	828,549	13%	570,672	12%	530,866	12%
Commercial real estate - owner occupied	1,259,022	16%	1,036,270	16%	991,775	16%	754,570	16%	816,325	18%
Commercial real estate - non owner occupied	2,528,060	31%	2,123,811	32%	1,813,849	31%	1,096,781	23%	893,776	20%
Multi-family real estate	421,376	5%	350,180	5%	389,113	6%	197,852	4%	207,179	5%
Residential 1-4 family real estate	1,639,469	20%	1,195,785	18%	1,021,966	17%	972,378	21%	1,105,014	25%
Home equity loans/lines of credit	335,068	4%	323,726	5%	331,932	5%	306,256	6%	337,922	8%
Consumer loans	68,443	1%	60,659	1%	57,238	1%	53,955	1%	56,172	1%
Loans, gross	8,150,280	100%	6,666,548	100%	6,083,419	100%	4,735,013	100%	4,451,525	100%
Unamortized net deferred loan (fees) costs	(178)		(1,403)		(1,704)		(3,698)		1,941
Total loans	$8,150,102		6,665,145		6,081,715		4,731,315		4,453,466
The majority of our loan portfolio over the years has been real estate mortgage loans, including commercial and residential mortgages. All loan categories secured by real estate, including construction and land loans, have historically ranged from approximately 82% to 90% of the loan portfolio. Except for construction, land development, and other land loans, the majority of our real estate loans are personal and commercial loans where cash flow from the borrower’s occupation or business is the primary repayment source, with the real estate pledged providing a secondary repayment source.
The largest component of our portfolio is non-owner occupied commercial real estate loans, followed by residential 1-4 family real estate and owner occupied commercial real estate loans. As demonstrated in the table above, while there has been some variations in the relative percentage of each loan category to the total portfolio over the years, the nature of our portfolio has not changed drastically from the prior year or the historical averages. The higher percentage for commercial and industrial loan category in 2020 was an anomaly related to Paycheck Protection Program ("PPP") loans made under the provisions of the CARES Act, which were forgiven in accordance with the PPP loan provisions starting in late 2020 and through early 2022. The percentage of residential real estate loans has declined somewhat over the last several years as consumers refinanced their home loans during the lower interest rate environment from 2020 through early 2022 and the Bank was able to sell more of these loans in the secondary market. With the increase in interest rates starting in 2022, the refinance activity slowed and the Bank retained more loans in this category on the balance sheet.
A summary of scheduled loan maturities, based on contractual maturity dates, over certain time periods is presented below, with fixed rate loans and adjustable rate loans shown separately.

Loan Maturities
	As of December 31, 2023
	Due within one year		Due after one year but within five years		Due after five years but within fifteen years		Due after fifteen years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial and industrial	$118,797	8.41%	42,027	8.64%	41,858	10.47%	311	10.52%	202,993	8.90%
Construction, development & other land loans	177,259	9.06%	167,350	8.33%	2,672	7.85%	2,649	9.10%	349,930	8.70%
Commercial real estate - owner occupied	18,922	8.96%	34,543	8.08%	26,069	7.50%	65,715	9.34%	145,249	8.67%
Commercial real estate - non owner occupied	27,759	8.50%	113,385	7.90%	26,042	6.90%	20,480	8.63%	187,666	7.93%
Multi-family real estate	1,658	7.82%	3,399	8.32%	15,217	7.60%	—	—%	20,274	7.73%
Residential 1-4 family real estate	4,306	9.39%	27,749	8.08%	27,255	6.50%	272,189	4.38%	331,499	4.80%
Home equity loans/lines of credit	10,365	8.87%	24,434	8.78%	279,818	8.64%	16	8.50%	314,633	8.65%
Consumer loans	5,672	9.34%	2,491	10.79%	19	8.13%	814	10.84%	8,996	10.13%
Total at variable rates	364,738	8.80%	415,378	8.25%	418,950	8.46%	362,174	5.59%	1,561,240	7.80%
Fixed Rate Loans:
Commercial and industrial	146,477	17.22%	264,361	4.89%	181,722	3.62%	101,485	2.95%	694,045	6.97%
Construction, development & other land loans	156,464	5.26%	250,483	4.90%	235,703	4.75%	—	—%	642,650	4.93%
Commercial real estate - owner occupied	53,858	4.94%	540,464	4.64%	512,324	4.11%	86	8.50%	1,106,732	4.41%
Commercial real estate - non owner occupied	124,230	4.76%	1,318,860	4.26%	889,854	3.94%	177	6.50%	2,333,121	4.16%
Multi-family real estate	10,062	4.56%	232,889	4.02%	158,150	3.76%	—	—%	401,101	3.93%
Residential 1-4 family real estate	38,134	5.21%	328,154	4.71%	161,044	4.35%	775,094	3.74%	1,302,426	4.08%
Home equity loans/lines of credit	6,269	3.50%	7,252	5.99%	3,912	5.39%	300	6.14%	17,733	4.98%
Consumer loans	19,720	6.07%	29,546	7.47%	7,188	7.29%	2,392	16.78%	58,846	7.95%
Total at fixed rates	555,214	8.26%	2,972,009	4.51%	2,149,897	4.07%	879,534	3.68%	6,556,654	4.58%

Subtotal	919,952	8.48%	3,387,387	4.97%	2,568,847	4.79%	1,241,708	4.24%	8,117,894	5.20%
Nonaccrual loans	32,208		—		—		—		32,208
Total loans	$952,160		3,387,387		2,568,847		1,241,708		8,150,102
Note: The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.
Approximately 11% of our accruing loans outstanding at December 31, 2023 mature within one year and 53% of total loans mature within five years. As of December 31, 2023, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 19% and 81%, respectively. In recent years, the mix of variable rate loans to fixed rate loans has been shifting to more fixed rate loans given the low interest rate environment prior to mid-2022 and borrowers' preference to lock in low rates. While fixed rate loans present risk to our Company, in particular in rising interest rate environment as we have experienced starting in 2022 and into 2023, we measure our interest rate risk closely. Refer to additional discussion in the section “Interest Rate Risk” below.

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
Nonperforming Assets
NPAs include nonaccrual loans, modifications to borrowers in financial distress, loans past due 90 or more days and still accruing interest, foreclosed real estate and, prior to the adoption of ASU 2022-02, accruing TDRs.
Nonaccrual loans are loans on which interest income is no longer being recognized or accrued because management has determined that the collection of interest is doubtful. Placing loans on nonaccrual status negatively impacts earnings because (1) interest accrued but unpaid as of the date a loan is placed on nonaccrual status is reversed and deducted from interest income; (2) future accruals of interest income are not recognized until it becomes probable that both principal and interest will be paid; and (3) principal charged-off, if appropriate, may necessitate additional provisions for loan losses that are charged against earnings. As a matter of policy, we generally place all loans that are past due 90 or more days on nonaccrual basis. There were no accruing loans that are past due 90 or more days at December 31, 2023 and December 31, 2022.
In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.

The following table summarizes our NPAs at the dates indicated.

Nonperforming Assets
	As of December 31,
($ in thousands)	2023	2022	2021	2020	2019
Nonperforming assets
Nonaccrual loans	$32,208	28,514	34,696	35,076	24,866
Modifications to borrowers in financial distress	11,719	—	—	—	—
TDRs - accruing	—	9,121	13,866	9,497	9,053
Accruing loans >90 days past due	—	—	1,004	—	—
Total nonperforming loans	43,927	37,635	49,566	44,573	33,919
Foreclosed real estate	862	658	3,071	2,424	3,873
Total nonperforming assets	$44,789	38,293	52,637	46,997	37,792

Allowance for credit losses	$109,853	90,967	78,789	52,388	21,398
Total Loans	8,150,102	6,665,145	6,081,715	4,731,315	4,453,466

Asset Quality Ratios
Nonaccrual loans to total loans	0.40%	0.43%	0.57%	0.74%	0.56%
Nonperforming loans to total loans	0.54%	0.56%	0.82%	0.94%	0.76%
Nonperforming assets to total loans and foreclosed real estate	0.55%	0.57%	0.87%	0.99%	0.85%
Nonperforming assets to total assets	0.37%	0.36%	0.50%	0.64%	0.62%
Allowance for credit losses to total loans	1.35%	1.36%	1.30%	1.11%	0.48%
Allowance for credit losses to nonaccrual loans	341.07%	319.03%	227.08%	149.36%	86.05%
Allowance for credit losses to nonperforming loans	250.08%	241.71%	158.96%	117.53%	63.09%
Our asset quality continues to be strong as demonstrated by stable or improving trends in all ratios as presented in the table above. Our total nonperforming loans to total loans was 0.54% at December 31, 2023, while our total NPA ratio was 0.37% at that date. Additional discussion of the credit quality classification status of our loans is contained in Note 4 to our consolidated financial statements.
"Commercial and industrial" is the largest category of nonaccrual loans, at $9.9 million, or 30.7% of total nonaccrual loans, followed by "Commercial real estate - non owner occupied" at $7.2 million, or 22.4% of total nonaccrual loans and "Commercial real estate - owner occupied" at $7.0 million, or 21.9% of total nonaccrual loans.
As of December 31, 2023, SBA loans accounted for approximately $18.2 million of our nonaccrual loans, or 56.6%, of the total SBA portfolio, and carried guarantees from the SBA totaling $9.3 million. This is compared to $14.6 million, or 9.5%, of the SBA portfolio at December 31, 2022. We continue to closely monitor the SBA loan portfolio and give it appropriate consideration when evaluating the adequacy of the ACL as those loans are generally considered inherently more risky than other loans in our portfolio. Refer to additional discussion of the ACL below.
As shown in Note 4 to the consolidated financial statements, our accruing past due loans (30 or more days) totaled $29.8 million at December 31, 2023, with the majority (74.8%) being in the residential 1-4 family real estate category with the increase related primarily to the timing of year end over a weekend.
We classify loans as “special mention” when there is a defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected. Performing special mention loans, which are still accruing interest, totaled $44.1 million and $39.0 million as of December 31, 2023 and 2022, respectively. In addition, loans that are in the risk category of "classified" which are still accruing interest totaled $22.0 million at December 31, 2023 and $20.0 million at December 31, 2022. These loans have a great risk of further deterioration and potential loss to the Bank.

Total foreclosed real estate amounted to $0.9 million at December 31, 2023, compared to $0.7 million in 2022. Six property were added to foreclosed real estate during 2023 and we completed the sale of six properties during the year. Four of the 2023 additions were within the population that sold in 2023.
Allowance for Credit Losses and Loan Loss Experience
The total allowance for credit losses amounted to $109.9 million at December 31, 2023 compared to $91.0 million at December 31, 2022. Fluctuations in the ACL are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2023, adjustments for acquired loan portfolios. As discussed previously in the Provision for Loan Losses section, much of the change to the level of ACL during the year ended December 31, 2023 is attributed to the acquisition of GrandSouth. In addition to the initial allowance recorded for PCD loans of $5.6 million, the Company recorded an initial provision of $12.2 million related to the non-PCD loans in the GrandSouth portfolio. The balance of the change was a result of loan growth during the year and updated prepayment speed estimates in the CECL model, which have slowed with market rate increases, thus requiring additional allowance for the estimated longer life of loans. Somewhat offsetting the prepayment speed assumptions in the CECL model were updated economic forecasts which have generally projected improvement of the economy demonstrated in lower projected unemployment rates, improved GDP, and increasing price indices for both commercial real estate and residential mortgages.
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
We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. Our estimate of the ACL involves a high degree of judgment. Therefore, the process for determining expected credit losses may result in a range of expected credit losses. The ACL is calculated using collectively evaluated pools for loans with similar risk characteristics applying the DCF method. When a loan no longer shares similar risk characteristics with its segment, the loan is evaluated on an individual basis applying a DCF or asset approach for collateral-dependent loans. Refer also to the discussion of the critical estimates utilized in the ACL in the prior section, Critical Accounting Estimates, and refer to Note 1 of the consolidated financial statements for a discussion of our CECL methodology used to determine the ACL.
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

The following table sets forth the allocation of the ACL by loan category at the dates indicated. However, the ACL is available to absorb losses in any and all categories.

Allocation of the Allowance for Credit Losses
	As of December 31,
($ in thousands)	2023	% of Loan Category	2022	% of Loan Category	2021	% of Loan Category	2020	% of Loan Category	2019	% of Loan Category
Commercial and industrial	$21,227	2.34%	17,718	2.76%	16,249	2.50%	11,316	1.45%	4,553	0.90%
Construction, development & other land loans	13,940	1.40%	15,128	1.62%	16,519	1.99%	5,355	0.94%	1,976	0.37%
Commercial real estate - owner occupied	18,218	1.45%	14,972	1.44%	12,317	1.24%	10,608	1.41%	5,186	0.64%
Commercial real estate - non owner occupied	24,916	0.99%	22,780	1.07%	16,789	0.93%	11,465	1.05%	2,990	0.33%
Multi-family real estate	3,825	0.91%	2,957	0.84%	1,236	0.32%	1,530	0.77%	762	0.37%
Residential 1-4 family real estate	21,396	1.31%	11,354	0.95%	8,686	0.85%	8,048	0.83%	3,832	0.35%
Home equity loans/lines of credit	3,339	1.00%	3,158	0.98%	4,337	1.31%	2,375	0.78%	1,127	0.33%
Consumer loans	2,992	4.37%	2,900	4.78%	2,656	4.64%	1,478	2.74%	972	1.73%
Total allocated	109,853		90,967		78,789		52,175		21,398
Unallocated	—	n/a	—	n/a	—	n/a	213	n/a	—	n/a
Total	$109,853	1.35%	90,967	1.36%	78,789	1.30%	52,388	1.11%	21,398	0.48%

Note: "% of Loan Category" represents the ACL as a percent of the respective total loan categories presented previously in the Loan Portfolio Composition table.
n/a - not applicable

For the years indicated, the following table summarized our net loss experience by loan category and key ratios demonstrating the asset quality trends over the most recent five years.

Loan Ratios, Loss and Recovery Experience
	As of December 31,
($ in thousands)	2023	2022	2021	2020	2019
Loans outstanding at end of year	$8,150,102	6,665,145	6,081,715	4,731,315	4,453,466
Average amount of loans outstanding	7,902,628	6,293,280	5,018,391	4,702,743	4,346,331
Allowance for credit losses, at end of year	109,853	90,967	78,789	52,388	21,398

Net loan (charge-offs) recoveries
Commercial and industrial	$(6,965)	(1,763)	(1,978)	(4,863)	(1,493)
Construction, development & other land loans	250	480	703	1,501	722
Commercial real estate - owner occupied	321	477	(212)	(335)	(220)
Commercial real estate - non owner occupied	502	432	(1,562)	(24)	(947)
Multi-family real estate	13	11	12	12	186
Residential 1-4 family real estate	373	17	488	276	48
Home equity loans/lines of credit	(211)	557	178	(37)	322
Consumer loans	(757)	(633)	(309)	(579)	(522)
Total net charge-offs	$(6,474)	(422)	(2,680)	(4,049)	(1,904)
Average loans:
Commercial and industrial	$865,043	619,480	700,557	707,976	482,654
Construction, development & other land loans	1,053,422	857,880	619,928	615,717	503,183
Commercial real estate - owner occupied	1,224,284	1,012,275	812,764	776,166	814,783
Commercial real estate - non owner occupied	2,464,389	1,968,944	1,322,685	1,012,182	860,783
Multi-family real estate	402,814	357,491	256,396	193,415	197,100
Residential 1-4 family real estate	1,482,941	1,091,788	951,573	1,028,334	1,074,938
Home equity loans/lines of credit	341,778	326,592	300,291	316,593	346,331
Consumer loans	67,957	58,830	54,197	52,360	66,559
Total average loans	$7,902,628	6,293,280	5,018,391	4,702,743	4,346,331

Ratios:
Allowance for credit losses as a percent of loans at end of year	1.35%	1.36%	1.30%	1.11%	0.48%
Allowance for credit losses as a multiple of net charge-offs	16.97	215.56	29.40	12.94	11.24
Provision for loan losses as a percent of net charge-offs	305.07%	2,985.78%	358.62%	865.37%	118.86%
Recoveries of loans previously charged-off as a percent of loans charged-off	36.37%	90.55%	64.75%	52.38%	69.79%
Total net charge-offs as a percent of average loans	(0.08%)	(0.01%)	(0.05%)	(0.09%)	(0.04%)
Net (charge-offs) recoveries by loan category as a percent of average loans:
Commercial and industrial	(0.81%)	(0.28%)	(0.28%)	(0.69%)	(0.31%)
Construction, development & other land loans	0.02%	0.06%	0.11%	0.24%	0.14%
Commercial real estate - owner occupied	0.03%	0.05%	(0.03%)	(0.04%)	(0.03%)
Commercial real estate - non owner occupied	0.02%	0.02%	(0.12%)	—%	(0.11%)
Multi-family real estate	—%	—%	—%	0.01%	0.09%
Residential 1-4 family real estate	0.03%	—%	0.05%	0.03%	—%
Home equity loans/lines of credit	(0.06%)	0.17%	0.06%	(0.01%)	0.09%
Consumer loans	(1.11%)	(1.08%)	(0.57%)	(1.11%)	(0.78%)

Securities
Our securities portfolio and the breakout of AFS and HTM securities is presented in the following table.

Securities Portfolio Composition
	As of December 31,
($ in thousands)	2023	2022	2021
Securities available for sale:
US Treasury securities	$172,570	168,758	—
Government-sponsored enterprise securities	60,266	57,456	69,179
Mortgage-backed securities	1,937,784	2,045,000	2,514,805
Corporate bonds	18,759	43,279	46,430

Total securities available for sale	2,189,379	2,314,493	2,630,414

Securities held to maturity:
Mortgage-backed securities	12,085	15,150	20,260
State and local governments	521,593	526,550	493,565
Total securities held to maturity	533,678	541,700	513,825

Total securities	$2,723,057	2,856,193	3,144,239

Average total securities during year, at amortized cost	$3,216,327	3,356,486	2,367,591

The decrease in securities for the year ended December 31, 2023 was primarily due to regular principal repayments received on mortgage-backed securities. We made no notable purchases of investment securities during 2023 and we continue to utilize cash flows from amortizing investments to fund loan growth and fluctuations in deposits. Also impacting the change in balances of AFS securities was the improvement in unrealized loss on AFS securities which was $400.7 million at December 31, 2023 as compared to $444.1 million at December 31, 2022.
The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Essentially all of our mortgage-backed securities, which include both AFS and HTM securities, are issued by GSEs or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the AFS portfolio and at cost for the HTM portfolio.
The table below presents the composition, tax equivalent yields, and remaining maturities of our securities as of December 31, 2023. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 3 to the consolidated financial statements.

Securities Portfolio Maturity Schedule
($ in thousands)	US Treasury securities	Government & govt.-sponsored enterprise securities	Mortgage-backed securities (1)	Corporate debt securities	Total	Weighted Average Yield (2)
Securities available for sale
Remaining maturity:
One year or less	$172,570	—	1,525	2,406	176,501	2.38%
After one through five years	—	8,602	408,067	—	416,669	2.52%
After five through ten years	—	51,664	1,419,410	15,354	1,486,428	1.76%
After ten years	—	—	108,782	999	109,781	1.68%
Fair Value	$172,570	60,266	1,937,784	18,759	2,189,379
Amortized cost	$174,785	71,964	2,323,673	19,676	2,590,098	1.78%
Weighted-average yield (2)	2.33%	1.17%	1.73%	4.58%	1.78%
Weighted average maturity years	0.48	6.07	6.86	5.54	6.37

			Mortgage-backed securities (1)	State and local governments	Total	Weighted Average Yield (2)
Securities held to maturity
Remaining maturity:
One year or less			$—	—	—	—%
After one through five years			12,085	1,998	14,083	2.29%
After five through ten years			—	129,097	129,097	2.11%
After ten years			—	390,498	390,498	2.05%
Amortized cost			$12,085	521,593	533,678
Fair value			$11,447	438,176	449,623	2.09%
Weighted-average yield (2)			2.53%	2.07%	2.09%
Weighted average maturity years			2.99	10.51	10.37
(1)Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.
(2)Yields have been computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. Weighted average yield for each maturity range has been computed on a fully taxable-equivalent basis using the amortized cost of each security in that range. Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 23.15% tax rate.

The majority of our GSE securities carry one maturity date, often with an issuer call feature. At December 31, 2023, of the $60.3 million in AFS GSE securities, $33.8 million were issued by the FFCB, $24.9 million were issued by the FHLMC, and the remaining $1.6 million were issued by the FHLB.
Nearly all of our $1.9 billion in AFS mortgage-backed securities at December 31, 2023 were issued by the FHLMC, FNMA, GNMA, or the SBA, each of which is a government agency or a GSE and guarantees the repayment of the securities. Included in this total are private-label commerical mortgage-backed securities of $0.7 million. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.
At December 31, 2023, we held $533.7 million in securities classified as HTM, which are carried at amortized cost. These securities had fair values that were lower than their carrying values by $84.1 million at December 31, 2023. Approximately $12.1 million of the HTM securities were mortgage-backed securities that have been issued by either the FHLMC or FNMA. The remaining $521.6 million in HTM securities were comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. We have no significant concentration of bond holdings from one state or local government entity, with the single largest exposure to any one entity being $7.1 million. We have evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

Deposits
Deposits represent the primary funding source for our loans and investments. Total deposits amounted to $10.0 billion at December 31, 2023, an increase of $804.1 million, or 8.7%, from December 31, 2022. The GrandSouth acquisition was completed on January 1, 2023 and contributed $1.05 billion in deposits. The acquired deposit portfolio mix was similar in nature to our deposits, with the exception of a slightly higher percentage of money market accounts. Deposit growth for the year is as follows:

($ in thousands)
Deposits at December 31, 2022	$9,227,529
Organic deposit contraction	(245,808)
Growth from acquisition	1,049,878
Deposits at December 31, 2023	$10,031,599

Organic deposit contraction percentage	(2.7)%
Total deposit growth percentage	8.7%
The contraction in deposits, exclusive of acquired deposits during 2023 is directly related to a strategic decision to reduce brokered deposits during the year, which accounted for $249.3 million of the reduction in organic deposits as presented in the table above. The balance of the difference, an increase of $3.5 million, indicates the stability of our retail and commercial core deposits during a year with uncertainty and volatility experienced in the banking industry. We continue to have a diversified and granular deposit base which has remained a stable source of funding. At December 31, 2023, noninterest-bearing deposits accounted for 34% of total deposits. This is down slightly from the prior year, in part due to the GrandSouth acquired deposits mix combined with changes in consumer behavior, but continues to be in line with our historical trends and contributes to our low cost of funds.
The table below presents our historical deposit mix which has remained fairly consistent and continues to be predominately transaction and non-time deposit accounts. As demonstrated in the below table, total time deposits have declined to 10% of total deposits at December 31, 2023 from 18% at December 31, 2019. Such a shift in mix is beneficial for us, as non-time deposit accounts generally carry lower interest rates compared to time deposits and allows us to reprice these deposit categories at any time. Approximately 92% of our time deposits mature within one year.

Deposit Composition
	As of December 31,
	2023		2022		2021		2020		2019
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing checking accounts	$3,379,876	34%	3,566,003	39%	3,348,622	37%	2,210,012	35%	1,515,977	31%
Interest-bearing checking accounts	1,411,142	14%	1,514,166	16%	1,593,231	17%	1,172,022	19%	912,784	18%
Money market accounts	3,653,506	36%	2,416,146	26%	2,562,283	28%	1,581,364	25%	1,173,107	24%
Savings accounts	608,380	6%	728,641	8%	708,054	8%	519,266	8%	424,415	9%
Other time deposits	610,887	6%	464,343	5%	547,669	6%	415,269	7%	462,898	9%
Time deposits >$250,000	355,209	4%	276,319	3%	357,355	4%	355,441	6%	356,033	7%
Total customer deposits	10,019,000	100%	8,965,618	97%	9,117,214	100%	6,253,374	100%	4,845,214	98%
Brokered Deposits	12,599	—%	261,911	3%	7,415	—%	20,222	—%	86,141	2%
Total deposits	$10,031,599	100%	9,227,529	100%	9,124,629	100%	6,273,596	100%	4,931,355	100%
While our customer deposits have remained fairly stable, there continues to be competition for deposits and the market rate increases experienced starting in 2022 have resulted in changes in customer behavior driving the shift to money market accounts during 2023. The number of net new deposit accounts continues to increase, however, we have seen the average balance per account decline as compared to the prior year. We routinely engage in activities designed to grow and retain deposits, including emphasizing relationship banking to new and existing customers where borrowers are encouraged and normally expected to maintain deposit accounts with us; pricing deposits at rate levels that will attract and/or retain deposits; and continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.
As of December 31, 2023, the estimated uninsured deposits we held totaled approximately $3.7 billion. In addition, we held $355.2 million in time deposits which, by account, were in excess of the the FDIC insurance limit of $250,000. Of these accounts, there was a total of $187.6 million which was in excess of $250,000. This assessment of time deposit accounts does not evaluate total deposit relationships, account ownership types or other factors for determining the actual uninsured balances by customer.
The table below presents maturities of time deposits which by account are great than the FDIC insurance limit of $250,000 as of December 31, 2023.

	As of December 31, 2023
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Time deposits greater than the FDIC insurance limit of $250,000	$151,321	98,241	91,210	14,437	355,209
In addition to insured deposits of $6.3 billion or 63.3% of total deposits, we had deposits collateralized by investment securities with balances totaling $820.9 million at December 31, 2023 such that approximately 71.5% of our total deposits were insured or collateralized at that date.
At each of the past three year ends, we had no deposits issued through foreign offices. Deposits at December 31, 2023 from foreign depositors were nominal.
Borrowings
We typically utilize short-term borrowings to provide balance sheet liquidity and to fund imbalances in our loan growth compared to our deposit growth. In addition, we have long-term debt in the form of trust preferred securities and subordinated debentures.
Total borrowings at December 31, 2023 increased $342.7 million from the prior year end. FHLB advances comprised $59.0 million of the increase and FRB borrowings under the Bank Term Funding Program comprised $249.0 million of the increase. The short-term advances were required to fund loan growth and fluctuations in deposit balances during 2023. As a part of the GrandSouth acquisition, we acquired $8.2 million in trust preferred securities and subordinated debentures totaling $28.0 million.
Our borrowings outstanding as of the dates presented were as follows:

($ in thousands)	December 31, 2023	December 31, 2022
FHLB advances	$280,851	221,842
FRB borrowings	249,000	—
Trust preferred capital issuances	77,324	69,076
Subordinated debentures	28,000	—
	635,175	290,918
Unamortized discounts on acquired borrowings	(5,017)	(3,411)
	$630,158	287,507
As noted in the table above, at December 31, 2023, we had $77.3 million of borrowings structured as trust preferred capital securities which qualify as Tier I capital for regulatory capital adequacy requirements. The Company issued $46.4 million of these securities with the balance assumed from several recent acquisitions, including GrandSouth as noted above. The $28.0 million of unsecured subordinated debentures are borrowings issued by GrandSouth which we acquired and which qualify as Tier II capital for regulatory capital adequacy requirements.
At December 31, 2023, the Company had several sources of readily available borrowing capacity:
•A line of credit with the FHLB of approximately $1.3 billion which can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by a blanket lien on most of our real estate loan portfolio, select securities from our investment portfolio, and our FHLB stock. There was approximately $1.1 billion available under the FHLB line at year end based on pledged collateral.
•Federal funds lines of credit from several correspondent banks totaling $265.0 million which provide for overnight unsecured federal funds purchased, all of which was available at year end.
•A $294.1 million line of credit through the Federal Reserve's Bank Term Funding Program ("BTFP"), secured by specific investment securities, of which $45.1 million was available at year end. Effective March 11, 2024, the Federal Reserve will terminate the BTFP and no additional advances will be available.
•A line of credit with the Federal Reserve through their discount window borrowing program of approximately $561.6 million which is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans) and specific investment securities. All of this line was available at year end.
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
At December 31, 2023, the Company had several sources of readily available borrowing capacity as described above in the Borrowings section.
Liquidity is evaluated as both on-balance sheet (primarily cash and cash-equivalents, unpledged securities, and other marketable assets) and off-balance sheet (readily available lines of credit or other funding sources). Our overall on-balance sheet liquidity ratio was 14.6% at December 31, 2023. Our total liquidity ratio, including the $1.9 billion in available lines of credit, was 28.8% as of that date. The increase in available lines of credit during 2023 was a result of additional loan and security collateral being transferred to the FHLB and the Federal Reserve to enhance the levels of off-balance sheet liquidity availability to meet demands, as necessary.
We continue to manage liquidity sources and believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.
In the normal course of business we have various outstanding contractual obligations that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. Certain of the outstanding commitments and contingent liabilities, such as commitments to extend credit, are not reflected in the financial statements.

Presented below is a summary of our contractual obligations and other commercial commitments outstanding as of December 31, 2023.

Contractual Obligations and Other Commercial Commitments
	Payments Due Per Period ($ in thousands)
Contractual Obligation as of December 31, 2023	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Borrowings	$529,048	101	10,702	95,324	635,175
Operating leases	2,446	3,547	2,626	17,222	25,841
Time deposits, including brokered deposits	901,211	62,739	13,902	843	978,695
Non-qualified postretirement plan liabilities	524	1,125	1,153	4,442	7,244
Committed investment obligations	9,953	9,953	—	—	19,906
Estimated interest expense on borrowings and time deposits (1)	48,491	15,966	14,998	38,587	118,042
Total contractual cash obligations	$1,491,673	93,431	43,381	156,418	1,784,903
(1) Represents forecasted interest expense on borrowings and time deposits based on interest rates and balances at December 31, 2023. Forecasts are based on the contractual maturity of each liability.

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments as of December 31, 2023	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total Amounts Committed
Credit cards	$—	—	—	264,107	264,107
Lines of credit and loan commitments	380,237	645,461	180,036	977,779	2,183,513
Standby letters of credit	19,508	1,012	40	—	20,560
Total commercial commitments	$399,745	646,473	180,076	1,241,886	2,468,180
As presented in the table above, at December 31, 2023, we had $20.6 million in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit. The nature of standby letters of credit is that of a stand-alone obligation made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral.
It has been our experience that deposit withdrawals are generally able to be replaced with new deposits when needed, or through short-term advances from the FHLB. We believe that he Bank can meet its contractual cash obligations and existing commitments from normal operations.
Capital Resources and Shareholders’ Equity
Shareholders’ equity at December 31, 2023 amounted to $1.4 billion compared to $1.0 billion at December 31, 2022. The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decrease shareholders’ equity. Additionally, any stock issuances can significantly increase shareholders’ equity, including those associated with acquisitions such as in 2023, and any stock repurchases reduce shareholders’ equity. Finally, fluctuations in the amount of AOCI, generally driven by market interest rate changes resulting in increases or decreases in unrealized gains/losses on AFS securities, can have a significant impact on total equity. In 2023, the most significant factors that impacted our shareholders' equity were (1) $229.5 million of common stock issued for the acquisition of GrandSouth which increased equity; (2) $104.1 million net income reported for 2023, which increased equity, (3) common stock dividends declared of $36.1 million, which reduced equity; and (4) $33.9 million reduction in equity related to changes in AOCI driven by higher unrealized losses on AFS securities.
As discussed in “Borrowings” above, we also currently have $77.3 million in trust preferred securities outstanding, all of which qualify as Tier I capital under regulatory standards and $28.0 million of unsecured subordinated debentures which qualify as Tier II capital for regulatory capital adequacy requirements. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

The Company and the Bank must comply with regulatory capital requirements established by the Federal Reserve and the Commissioner. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized”). As of December 31, 2023, approximately $1.1 billion of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.
Our regulatory capital ratios as of December 31, 2023, 2022 and 2021 are presented in the table below. All of our capital ratios significantly exceeded the minimum regulatory thresholds for all periods presented.

Risk-Based and Leverage Capital Ratios
	As of December 31,
($ in thousands)	2023	2022	2021
Risk-Based and Leverage Capital
Common Equity Tier I capital:
Shareholders’ equity	$1,372,380	1,031,596	1,230,575
Intangible assets, net of deferred tax liability	(493,383)	(363,202)	(366,609)
Accumulated other comprehensive income adjustments	308,030	341,975	24,970
Total Common Equity Tier I capital	1,187,027	1,010,369	888,936
Add: Trust preferred securities eligible for Tier I capital treatment	70,807	63,589	63,336
Total Tier I leverage capital	1,257,834	1,073,958	952,272
Tier II capital:
Add: Allowable allowance for credit losses and unfunded commitments	112,491	97,126	88,692
Add: Subordinated debentures eligible for Tier II capital treatment	27,177	—	—
Tier II capital additions	139,668	97,126	88,692
Total capital	$1,397,502	1,171,084	1,040,964
Total risk weighted assets	$8,991,087	7,762,894	7,094,787
Adjusted fourth quarter average tangible assets	$11,532,812	10,215,571	10,144,760

Risk-based and Leverage capital ratios:
Common equity Tier I capital to Tier I risk adjusted assets	13.20%	13.02%	12.53%
Tier I capital to Tier I risk adjusted assets	13.99%	13.83%	13.42%
Total risk-based capital to Tier II risk-adjusted assets	15.54%	15.09%	14.67%
Tier I leverage capital to adjusted fourth quarter average assets	10.91%	10.51%	9.39%
Our goal is to maintain our capital ratios at levels at least 200 basis points higher than the regulatory “well capitalized” thresholds set for banks. At December 31, 2023, our leverage ratio was 10.91% compared to the regulatory well capitalized bank-level threshold of 4.00% and our total risk-based capital ratio was 15.54% compared to the 10.50% regulatory well capitalized threshold. The increase in capital levels in 2023 was related to the growth in net income.
In addition to regulatory capital ratios, we also closely monitor our ratio of TCE to tangible assets, which is a non-GAAP financial measure. The TCE ratio was 7.42% at December 31, 2023 compared to 6.39% at December 31, 2022, with the increase of 103 basis points related primarily to the improvement in our AOCI unrealized loss on AFS securities included in equity.

The following table reconciles common equity to tangible common equity and provides the calculation of the TCE ratio:

($ in thousands)	December 31, 2023	December 31, 2022

Reconciliation of Common Equity to TCE
Total shareholders' common equity	$1,372,380	1,031,596
Less: Goodwill and other intangibles	(511,608)	(376,938)
Tangible common equity	$860,772	654,658
Reconciliation of Total Assets to Tangible Assets
Total assets	$12,114,942	10,625,049
Less: Goodwill and other intangibles	(511,608)	(376,938)
Tangible assets	$11,603,334	10,248,111
TCE divided by Tangible Assets	7.42%	6.39%
See “Supervision and Regulation” under “Business” in Item 1. and Note 19 to the consolidated financial statements for discussion of other matters that may affect our capital resources.
Off-Balance Sheet Arrangements and Derivative Financial Instruments
Off-balance sheet arrangements include transactions, agreements, or other contractual arrangements pursuant to which we have obligations or provide guarantees on behalf of an unconsolidated entity. We have no off-balance sheet arrangements of this kind other than letters of credit and repayment guarantees associated with our trust preferred securities and subordinated debentures.
In the normal course of business, we are exposed to certain risk arising from both its business operations and economic conditions. As an element of our risk management strategies, we may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.
We do not engage in significant derivatives activities, however, in 2023 to accommodate customers, we implemented a program whereby we enter into interest rate swaps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program. At December 31, 2023, the Company's derivative financial instruments consist entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. Refer to Note 13 of the consolidated financial statements for additional discussion of our derivative positions.
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

Selected Financial Information

	Year Ended December 31,
($ in thousands, except per share data)	2023	2022	2021	2020	2019
Income Statement Data
Interest income	$488,759	340,957	255,918	237,684	250,107
Interest expense	142,101	16,103	9,523	19,562	33,903
Net interest income	346,658	324,854	246,395	218,122	216,204
Provision for (reversal of) loan losses	19,750	12,600	9,611	35,039	2,263
(Reversal of) provision for unfunded commitments	(1,937)	(200)	5,420	—	—
Net interest income after provision	328,845	312,454	231,364	183,083	213,941
Noninterest income	57,490	67,985	73,611	81,346	59,529
Noninterest expense	254,379	195,220	184,656	161,298	157,194
Income before income taxes	131,956	185,219	120,319	103,131	116,276
Income tax expense	27,825	38,283	24,675	21,654	24,230
Net income	104,131	146,936	95,644	81,477	92,046

Per Common Share Data
Earnings per common share – basic	$2.54	4.12	3.19	2.81	3.10
Earnings per common share – diluted	2.53	4.12	3.19	2.81	3.10
Cash dividends declared	0.88	0.88	0.80	0.72	0.54
Market Price
High	43.24	49.00	50.92	40.00	41.34
Low	26.48	32.90	32.47	17.32	31.22
Close	37.01	42.84	45.72	33.83	39.91
Stated book value – common	33.38	28.89	34.54	31.26	28.80
Common shares outstanding at year end	41,109,987	35,704,154	35,629,177	28,579,335	29,601,264

Selected Balance Sheet Data (at year end)
Total assets	$12,114,942	10,625,049	10,508,901	7,289,751	6,143,639
Loans	8,150,102	6,665,145	6,081,715	4,731,315	4,453,466
Allowance for credit losses	109,853	90,967	78,789	52,388	21,398
Intangible assets	511,608	376,938	382,090	254,638	251,585
Deposits	10,031,599	9,227,529	9,124,629	6,273,596	4,931,355
Borrowings	630,158	287,507	67,386	61,829	300,671
Total shareholders’ equity	1,372,380	1,031,596	1,230,575	893,421	852,401

Selected Average Balances
Total assets	12,033,033	10,556,230	8,495,645	6,765,998	6,027,047
Loans	7,902,628	6,293,280	5,018,391	4,702,743	4,346,331
Earning assets	11,433,492	9,989,185	7,871,319	6,160,100	5,448,400
Deposits	10,176,966	9,283,505	7,401,910	5,644,290	4,824,216
Interest-bearing liabilities	7,037,105	5,758,001	4,736,343	3,897,912	3,720,536
Total shareholders’ equity	1,293,085	1,096,913	969,775	874,532	812,823

Ratios
Return on average assets	0.87%	1.39%	1.13%	1.20%	1.53%
Return on average common equity	8.05%	13.40%	9.86%	9.32%	11.32%
Total risk-based capital ratio	15.54%	15.09%	14.67%	15.37%	14.89%
Net interest margin (taxable-equivalent basis)	3.06%	3.28%	3.16%	3.56%	4.00%
Loans to deposits at year end	81.24%	72.23%	66.65%	75.42%	90.31%
Allowance for loan losses to total loans	1.35%	1.36%	1.30%	1.11%	0.48%
Nonperforming assets to total assets at year end	0.36%	0.36%	0.50%	0.64%	0.62%
Net (charge-offs) recoveries to average total loans	(0.08%)	(0.01%)	(0.05%)	(0.09%)	(0.04%)

Note - During both 2023 and 2021, the Company completed significant whole-bank acquisitions impacting the comparisons for each of those years. See additional discussion under "Recent Developments and Acquisitions" in Item 1.

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
Interest Rate Risk
Net interest income is our most significant component of earnings and we consider interest rate risk to be our most significant market risk. Our net interest income results from the difference between the yields we earn on our interest-earning assets, primarily loans and investments, and the rates that we pay on our interest-bearing liabilities, primarily deposits and borrowings. When interest rates change, the yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities do not necessarily move in tandem with each other because of the difference between their maturities and repricing characteristics and which can negatively impact net interest income.
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect the average duration of our mortgage portfolio, investment securities and other interest-earning assets.
Our goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates will generally impact our earnings adversely because the interest rates of the underlying assets and liabilities do not change at the same speed, to the same extent or on the same basis.
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

	Percentage change in Net Interest Income (1)
Change in Interest Rates (in basis points)	December 31, 2023	December 31, 2022
+ 400	(6.1)%	(1.4)%
+ 300	(4.8)%	(1.2)%
+ 200	(3.5)%	(1.0)%
+ 100	(1.6)%	(0.3)%
- 100	(3.6)%	(1.5)%
- 200	(4.0)%	(5.1)%
- 300	(3.8)%	(10.1)%
- 400	(4.3)%	(15.1)%
(1) - The percentage change represents the projected net interest income for 12 months on a flat balance sheet in a stable rate environment as compared to the projected net interest income in the various rate scenarios with immediate and parallel shocks applied to the yield curve.

From a net interest income perspective, the Company has been fairly neutral historically with no significant change in the short-term (within a 12-month period) and within the lower ranges (+ - 100-200 basis points) of interest rate changes. Starting in 2022 and continuing in 2023, the Company's sensitivity position shifted such that in the short-term it is projected that net interest income will likely fall in both a rising and falling rate environment. This position is due in part to the changing market characteristics of certain loan and deposit products as well as to the current shape of the yield curve. The Company's current position is now more liability-sensitive which generally implies that net interest income would be expected to rise in a falling rate environment and fall in a rising rate environment. However, the rapid rate increases experienced beginning in 2022 through mid-2023 resulted in a steepening of the yield curve on the short end (within one year), while the longer end of the curve inverted between one and ten years, meaning that the yield on short-term instruments (less than one year) are higher than longer-term instruments (ten years). A flat or inverted interest rate curve is an unfavorable interest rate environment for many financial institutions, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge or invert, the profit spread we realize between loan yields and deposit rates narrows, which pressures our NIM.
In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced, after several periods of historically low federal funds rates and yields on Treasury notes, that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. Therefore, the FOMC increased the target range eleven times throughout 2022 and 2023. As of December 31, 2023, the target range for the federal funds rate had been increased 525 basis points to 5.25% - 5.50%. It remains uncertain whether the FOMC will further increase the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to its target level, begin to reduce the federal funds rate or leave the rate at its current elevated level for a lengthy period of time.
As demonstrated in the above table, we expect net interest income to decline in a rising interest rate environment, as has been experienced over the last year. This is due in large part to the composition of our loan portfolio which consists of approximately 19% variable rate loans that could immediately reprice, thus limiting the magnitude of the impact of rate increases. In addition, the model includes an assumption of an immediate repricing up of the funding base in a rising rate environment due to the current competitive deposit market, combined with a continued utilization of wholesale funding in the form of short-term borrowings at our current level in order to maintain a similar balance sheet composition which has led to a narrowing of the interest rate spread in the projection. With regard to declining rates, assuming an immediate decrease or shock in market rates over the short-term (12-month horizon), we also expect to realize a decline in net interest income, although not to the extent projected in the prior year. The declining net interest income in a falling rate scenario is related to the repricing of interest-earning assets to lower rates while non-maturity interest-bearing deposits are projected to be at or near their floor within a -200 basis point shock, thus limiting our ability to keep pace with asset rate declines. The improvement in our position in the falling rate scenario as compared to the prior year is related to the actual rate increases experienced in 2023 providing additional repricing opportunity on the liability side of the balance sheet in a declining rate scenario. The model results demonstrated in the above table are based on the immediate shock of each of the various rate scenarios and assume a continued inversion of the yield curve (i.e. a parallel shift of the yield curve) in both a rising and falling rate scenario.
As previously noted, these assumptions are inherently uncertain, and actual results may differ from simulated results. Further, the interest rate simulation models do not take into consideration growth, changes in balance sheet mix or composition, or other strategies that management would employee in either a rising or a falling rate scenario.
Economic Value Simulation
Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet and assumes a static average life of deposits in all interest rate scenarios.
The following table presents the estimated change in net economic value for the specified change levels presented. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	Percentage change in Economic Value of Equity (1)
Change in Interest Rates (in basis points)	December 31, 2023	December 31, 2022
+ 400	(7.8)%	(11.9)%
+ 300	(6.0)%	(8.9)%
+ 200	(4.3)%	(6.0)%
+ 100	(1.4)%	(2.3)%
- 100	0.2%	0.7%
- 200	(2.7)%	(2.4)%
- 300	(8.5)%	(8.4)%
- 400	(18.6)%	(18.2)%
(1) - The percentage change represents our economic value of equity in a stable rate environment as compared to the economic value of equity in the various rate scenarios with immediate and parallel shocks applied to the yield curve.
As of December 31, 2023, the Company’s economic value of equity continued to be generally liability sensitive in both a rising and falling interest rate environment, similar to its position as of December 31, 2022, while the extent of exposure to rising rates has improved somewhat from the prior year end. The decline in EVE under a rising rate environment is driven by the composition of the loans and investment portfolios, primarily related to CRE fixed rate loans and fixed rate mortgage-back securities. In a rising rate environment, these portfolios tend to extend due to slower prepayments, thus lowering their relative valuation in the EVE calculation. With regard to the falling rate scenario, the non-maturity deposits, generally with lower betas, continue to be at or near floor rates assumed in the model, thus within the -200 shocked interest rate scenario, essentially all on the non-maturity deposits are at or near their floor thus negatively impacting their value in the EVE calculation while variable rate assets continue to price downward in all falling rate scenarios. Refer also to the discussion above under Earnings Simulation Analysis.

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

Item 8. Financial Statements and Supplementary Data
First Bancorp and Subsidiaries
Consolidated Balance Sheets
December 31, 2023 and 2022

($ in thousands)	2023	2022
Assets
Cash and due from banks, noninterest-bearing	$100,891	101,133
Due from banks, interest-bearing	136,964	169,185
Total cash and cash equivalents	237,855	270,318

Securities available for sale	2,189,379	2,314,493
Securities held to maturity (fair values of $449,623 in 2023 and $432,528 in 2022)	533,678	541,700

Presold mortgages and SBA loans in process of settlement	2,667	1,282

Loans	8,150,102	6,665,145
Allowance for credit losses on loans	(109,853)	(90,967)
Net loans	8,040,249	6,574,178

Premises and equipment, net	150,957	134,187
Operating right-of-use lease assets	17,063	18,733
Accrued interest receivable	37,351	29,710
Goodwill	478,750	364,263
Other intangible assets, net	32,858	12,675
Bank-owned life insurance	183,897	164,592
Other assets	210,238	198,918
Total assets	$12,114,942	10,625,049

Liabilities
Deposits: Noninterest-bearing deposits	$3,379,876	3,566,003
Interest-bearing deposits	6,651,723	5,661,526
Total deposits	10,031,599	9,227,529
Borrowings	630,158	287,507
Accrued interest payable	5,699	2,738
Operating lease liabilities	17,833	19,391
Other liabilities	57,273	56,288
Total liabilities	10,742,562	9,593,453
Commitments and contingencies (see Note 12)
Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none in 2023 and 2022	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 41,109,987 shares in 2023 and 35,704,154 shares in 2022	963,990	725,153
Retained earnings	716,420	648,418
Stock in rabbi trust assumed in acquisition	(1,385)	(1,585)
Rabbi trust obligation	1,385	1,585
Accumulated other comprehensive loss	(308,030)	(341,975)
Total shareholders’ equity	1,372,380	1,031,596
Total liabilities and shareholders’ equity	$12,114,942	10,625,049
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2023, 2022 and 2021

($ in thousands, except per share data)	2023	2022	2021
Interest Income
Interest and fees on loans	$418,668	278,027	219,013
Interest on investment securities:
Taxable interest income	52,276	53,536	32,076
Tax-exempt interest income	4,485	4,387	2,402
Other, principally overnight investments	13,330	5,007	2,427
Total interest income	488,759	340,957	255,918

Interest Expense
Interest on deposits	114,866	11,349	7,881
Interest on borrowings	27,235	4,754	1,642
Total interest expense	142,101	16,103	9,523

Net interest income	346,658	324,854	246,395
Provision for loan losses	19,750	12,600	9,611
(Reversal of) provision for unfunded commitments	(1,937)	(200)	5,420
Total provision for credit losses	17,813	12,400	15,031
Net interest income after provision for credit losses	328,845	312,454	231,364

Noninterest Income
Service charges on deposit accounts	16,800	15,523	12,317
Other service charges, commissions and fees	22,270	26,294	25,516
Presold mortgage loan gains	1,613	2,102	10,975
Commissions from sales of insurance and financial products	5,503	5,195	6,947
SBA consulting fees	1,803	2,608	7,231
SBA loan sale gains	2,489	5,076	7,329
Bank-owned life insurance income	4,350	3,847	2,885
Securities losses, net	—	—	(1,237)
Other gains, net	2,662	7,340	1,648
Total noninterest income	57,490	67,985	73,611

Noninterest Expense
Salaries	114,377	96,321	86,815
Employee benefits	25,474	21,397	16,434
Total personnel expense	139,851	117,718	103,249
Occupancy expense	14,963	12,796	11,528
Equipment related expenses	6,027	5,808	4,492
Merger and acquisition expenses	13,695	5,072	16,845
Intangibles amortization	8,003	3,684	3,531
Other operating expenses	71,840	50,142	45,011
Total noninterest expense	254,379	195,220	184,656

Income before income taxes	131,956	185,219	120,319
Income tax expense	27,825	38,283	24,675

Net income	$104,131	146,936	95,644

Earnings per common share: Basic	$2.54	4.12	3.19
Earnings per common share: Diluted	2.53	4.12	3.19

Weighted average common shares outstanding:
Basic	40,746,772	35,485,620	29,876,151
Diluted	41,164,834	35,674,730	30,027,785
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2023, 2022 and 2021

($ in thousands)	2023	2022	2021

Net income	$104,131	146,936	95,644
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	43,343	(411,996)	(53,752)
Tax (expense) benefit	(9,279)	94,677	12,352
Reclassification to realized losses	—	—	1,237
Tax benefit	—	—	(284)
Postretirement plans:
Net (gains) losses arising during period	(607)	695	872
Tax expense (benefit)	141	(159)	(201)
Amortization of unrecognized net actuarial (gains) losses	(545)	(288)	592
Tax expense (benefit)	126	66	(136)
Reclassification of net actuarial losses due to settlement to realized losses	998	—	—
Tax benefit	(232)	—	—
Other comprehensive income (loss)	33,945	(317,005)	(39,320)
Comprehensive income (loss)	$138,076	(170,069)	56,324
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2023, 2022 and 2021

($ in thousands, except per share data)	Common Stock		Retained Earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances, January 1, 2021	28,579	$400,582	478,489	(2,243)	2,243	14,350	893,421

Adoption of new accounting standard			(17,051)				(17,051)
Net income			95,644				95,644
Cash dividends declared ($0.80 per common share)			(24,208)				(24,208)
Change in Rabbi Trust Obligation				440	(440)		—
Equity issued pursuant to acquisition	7,070	324,389					324,389
Stock repurchases	(107)	(4,036)					(4,036)
Stock withheld for payment of taxes	(18)	(786)					(786)
Stock-based compensation	105	2,522					2,522
Other comprehensive income						(39,320)	(39,320)

Balances, December 31, 2021	35,629	722,671	532,874	(1,803)	1,803	(24,970)	1,230,575

Net income			146,936				146,936
Cash dividends declared ($0.88 per common share)			(31,392)				(31,392)
Change in Rabbi Trust Obligation				218	(218)		—
Stock withheld for payment of taxes	(25)	(840)					(840)
Stock-based compensation	100	3,322					3,322
Other comprehensive loss						(317,005)	(317,005)

Balances, December 31, 2022	35,704	725,153	648,418	(1,585)	1,585	(341,975)	1,031,596

Net income			104,131				104,131
Cash dividends declared ($0.88 per common share)			(36,129)				(36,129)
Change in Rabbi Trust Obligation				200	(200)		—
Equity issued pursuant to acquisition	5,033	229,489					229,489
Stock option exercises	237	4,519					4,519
Stock withheld for payment of taxes	(23)	(743)					(743)
Stock-based compensation	159	5,572					5,572
Other comprehensive loss						33,945	33,945

Balances, December 31, 2023	41,110	$963,990	716,420	(1,385)	1,385	(308,030)	1,372,380
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021

($ in thousands)	2023	2022	2021
Cash Flows From Operating Activities
Net income	$104,131	146,936	95,644
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses and unfunded commitments, net	17,813	12,400	15,031
Net security premium amortization	9,337	12,005	14,058
Deferred tax benefit	(782)	(1,810)	(4,800)
Loan discount accretion	(13,277)	(5,622)	(8,814)
Deposit and debt discount (premium) accretion (amortization), net	3,943	(340)	(47)
Foreclosed property (gains) losses/write-downs, net	(150)	(372)	24
Losses on sales of securities available for sale, net	—	—	1,237
Other gains, net	(1,857)	(4,069)	(1,648)
Bank-owned life insurance income	(4,350)	(3,847)	(2,885)
Net amortization of deferred loan fees	(1,225)	(301)	(1,994)
Depreciation of premises and equipment	7,754	6,859	6,187
Amortization of operating lease right-of-use assets	2,100	1,986	1,937
Repayments of lease obligations	(1,988)	(1,801)	(1,814)
Stock-based compensation expense	5,125	2,982	2,268
Amortization of intangible assets	8,003	3,684	3,531
Amortization and impairment of SBA servicing assets	1,356	2,800	2,272
Fees/gains from sales of presold mortgages and SBA loans	(4,102)	(7,178)	(18,304)
Originations of presold mortgage loans in process of settlement	(84,696)	(104,596)	(326,019)
Proceeds from sales of presold mortgage loans in process of settlement	84,957	124,181	359,300
Origination of SBA loans for sale	(52,787)	(74,452)	(88,304)
Proceeds from sales of SBA loans	39,930	119,549	79,125
Increase in accrued interest receivable	(1,904)	(3,814)	(773)
Decrease in other assets	12,435	11,352	17,412
Increase (decrease) in accrued interest payable	2,579	2,131	(683)
(Decrease) increase in other liabilities	(949)	(8,009)	394
Net cash provided by operating activities	131,396	230,654	142,335
Cash Flows From Investing Activities
Purchases of securities available for sale	(1,169)	(354,765)	(1,572,355)
Purchases of securities held to maturity	—	(39,004)	(271,169)
Proceeds from maturities, calls and principal repayments of securities available for sale	165,358	251,314	358,259
Proceeds from maturities, calls and principal repayments of securities held to maturity	3,453	6,500	13,642
Proceeds from sales of securities available for sale	111,863	—	106,484
Purchases of Federal Reserve and FHLB stock	(58,688)	(48,159)	(93)
Redemptions of Federal Reserve and FHLB stock	43,797	30,915	2,136
Purchases of bank owned life insurance	—	—	(25,000)
Proceeds from bank owned life insurance death benefits	137	8,312	—
Purchases of other investments	(9,754)	(7,990)	(3,434)
Net increase in loans	(466,488)	(558,398)	(97,559)
Proceeds from sales of foreclosed properties	967	2,904	3,995
Purchases of premises and equipment	(4,421)	(5,287)	(9,402)
Proceeds from sales of premises and equipment	970	299	313
Net cash received in acquisition activities	22,610	—	208,992
Net cash received in disposition activities	—	—	11,314
Net cash used by investing activities	(191,365)	(713,359)	(1,273,877)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(244,339)	103,494	1,258,193
Advances from other borrowings	3,348,000	1,252,000	—
Repayment of other borrowings	(3,044,991)	(1,032,133)	(5,729)
Cash dividends paid – common stock	(34,940)	(30,660)	(22,228)
Repurchases of common stock	—	—	(4,036)
Proceeds from stock option exercises	4,519	—	—
Payment of taxes related to stock withheld	(743)	(840)	(786)
Net cash provided by financing activities	27,506	291,861	1,225,414
(Decrease) increase in Cash and Cash Equivalents	(32,463)	(190,844)	93,872
Cash and Cash Equivalents, Beginning of Year	270,318	461,162	367,290
Cash and Cash Equivalents, End of Year	$237,855	270,318	461,162
(Continued)

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021

(Continued)

($ in thousands)	2023	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$135,704	14,312	10,206
Cash paid during the period for income taxes	29,734	39,722	32,506
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	34,064	(317,319)	(41,400)
Non-cash: Foreclosed loans transferred to foreclosed real estate	1,036	119	2,285
Non-cash: Accrued dividends at period end	9,046	7,857	7,125
Non-cash: Initial recognition of operating lease right-of-use assets and liabilities	260	—	2,191
Non-cash: Revision of operating lease right-of-use assets and operating lease liabilities	(562)	—	—
Non-cash: Derecognition of intangible assets related to sale of insurance operations	—	—	(10,229)
Acquisition of GrandSouth Bancorporation	See Note 2	—	—
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Summary Note 1. Summary of Significant Accounting Policies
Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the “Company”) and its wholly owned subsidiary First Bank (the “Bank”). The Bank has three wholly owned subsidiaries that are fully consolidated, SBA Complete, Inc. (“SBA Complete”) Magnolia Financial, Inc. ("Magnolia Financial"), and First Troy SPE, LLC. The Company is a bank holding company. The principal activity of the Company is the ownership and operation of the Bank, a state chartered bank with its main office in Southern Pines, North Carolina. SBA Complete specializes in providing consulting services for financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. Magnolia Financial is a business financing company that makes loans throughout the southeastern United States. First Troy SPE, LLC was formed in order to hold and dispose of certain real estate foreclosed upon by the Bank. The Company is also the parent company for a series of statutory trusts that were formed for the purpose of issuing trust preferred debt securities. The trusts are not consolidated for financial reporting purposes as they are variable interest entities and the Company is not the primary beneficiary.
All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 2022 and 2021 consolidated financial statements to be comparable to 2023. These reclassifications had no effect on net income. Subsequent events have been evaluated through the date of filing this Annual Report Form 10-K.
Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The most significant estimates made by the Company in the preparation of its consolidated financial statements are the determination of the allowance for credit losses on loans, the allowance for unfunded commitments, the accounting and impairment testing related to intangible assets, the fair value determination for acquired assets and liabilities, and the resulting accretion or amortization of purchase accounting premiums or discounts.
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

Allowance for Credit Losses ("ACL") - Securities Held to Maturity - The Company measures expected credit losses on HTM debt securities on a pooled basis in accordance with Accounting Standards Codification ("ASC") 326 ("CECL"). The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. The CECL assumptions, including reasonable and supportable forecast periods, reversion method, and prepayments as applicable, are consistent with those utilized for the ACL on loans as discussed further below. Virtually all of the mortgage-backed securities held by the Company are issued by government-sponsored enterprises ("GSEs"). These securities are either explicitly guaranteed by the U.S. government or guaranteed by GSEs that have credit ratings and perceived credit risk comparable to the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Substantially all of the state and local government securities held by the Company are highly rated by major rating agencies. Accrued interest receivable of $4.2 million and $4.3 million at December 31, 2023 and December 31, 2022, respectively, on HTM debt securities was excluded from the estimate of credit losses.
Allowance for Credit Losses - Securities Available for Sale - For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income with the establishment of an allowance under CECL. For debt securities AFS that do not meet the aforementioned criteria, the Company evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses on AFS securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Changes in the ACL under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable of $5.2 million and $5.7 million at December 31, 2023 and December 31, 2022, respectively, on AFS debt securities was excluded from the estimate of credit losses.
Presold Mortgages in Process of Settlement - As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors to be sold on a best efforts basis. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the funding of the loan by the Company. Loans are transferred to the investor in a short period following funding in accordance with the agreed-upon terms. The Company records gains from the sale of these loans on the settlement date of the sale equal to the difference between the proceeds received and the carrying amount of the loan. Additionally, the Company records gains for loans in the process of closing, based on the changes in fair value of the loans and related commitments. Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at fair value.
Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to these loans totaled $28.0 million at December 31, 2023 and $19.7 million at December 31, 2022, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.
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
Purchased Financial Assets with Credit Deterioration ("PCD") - Loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. In determining whether an acquired loan is a PCD loan, the Company considers internal loan grades, delinquency status, and other relevant factors.
At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. The initial amortized cost of PCD loans is determined by reducing the loans par value by the initial ACL, with any difference between the resulting amount and the loans purchase price or acquisition date fair value recorded as a non-credit-related discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. Subsequent to initial recognition, PCD loans are subject to the same interest income recognition and impairment model as non-PCD loans, with changes to the ACL recorded through provision expense.
Allowance for Credit Losses - Loans - The ACL is an estimate that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial assets. The level of the allowance is determined under the CECL methodology and includes management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, reasonable and supportable forecasts, and other pertinent factors.
Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums, and deferred loan fees and costs. Accrued interest receivable is presented separately on the consolidated balance sheets and excluded from the estimate of credit losses. Loans are charged off when the Company determines that such financial assets are deemed uncollectible. The ACL is increased through provision for loan losses and decreased by charge-offs, net of recoveries.
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
•Owner occupied commercial real estate loans - Owner occupied commercial real estate mortgage loans are secured by commercial office buildings, industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. For such loans, repayment is largely dependent upon the operation of the borrower's business. The Company generally requires loan to value of 80% or lower and debt service coverage of 1.30x or better. Terms outside of these guidelines will have strengths to mitigate additional risk.
•Non-owner occupied commercial real estate loans - These loans represent investment real estate loans secured by office buildings, industrial buildings, warehouses, retail buildings, and multifamily residential housing. Repayment is primarily dependent on lease income generated from the underlying collateral. The Company generally requires loan to value of 80% or lower, debt service coverage of 1.30x or better and overall lease terms to match or extend beyond the term of the loan.
•Consumer real estate mortgage loans - Consumer real estate mortgage consists primarily of loans secured by 1-4 family residential properties, including home equity lines of credit. Repayment is primarily dependent on the personal cash flow of the borrower and may be affected by changes in general economic conditions. The Company generally requires a debt-to-income below 40% on all home equity lines of credit with loan to value generally 80% or less and a minimum credit score of 660. Portfolio mortgage loans will vary depending on the product, but generally require credit scores of 640 or greater, debt to income below 50% and loan to value maximum of 90%.
•Construction and land development loans - This pool includes loans where the repayment is dependent on the successful completion and eventual sale, refinance or operation of the related real estate project and are thus impacted by market demand and real estate valuations. Construction and land development loans include 1-4 family construction projects and commercial construction projects. Residential construction loans for resale generally have a loan to value of 85% or lower. Loan to value would generally be under 80% for commercial speculative construction projects. Owner occupied and non-owner occupied commercial construction projects are underwritten to standard guidelines discussed above.
•Commercial and industrial loans - These loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows. Commercial and Industrial loans generally require debt service coverage of 1.25x or better. The Company typically limits equipment and accounts receivable to loan to value of 80% and eligible inventory limited to 40% loan to value.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification, including automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured and repayment is primarily dependent on the personal cash flow of the borrower which may be impacted by changes in economic conditions and unemployment. The Company generally limits consumer loans to those clients with a minimum 660 credit score and debt-to-income below 40%. Loan to value will vary based on the collateral type and useful life.
In determining the proper level of default rates and loss given default, management has determined that the loss experience of the Company provides the best basis for its assessment of expected credit losses. It therefore utilizes its own historical credit loss experience by each loan segment over an economic cycle, while excluding loss experience from certain acquired institutions (i.e., failed banks). Management considers forward-looking information in estimating expected credit losses. For substantially all segments of loans, the Company incorporates two or more macroeconomic drivers using a statistical regression modeling methodology. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline forecast and alternative scenarios for the United States economy. The baseline forecast, which incorporates an equal probability of the United States economy performing better or worse than the projection, along with the alternative scenarios, are evaluated by management to determine the best forecast to use for macroeconomic factors in the model.
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
Allowance for Credit Losses - Off-Balance Sheet Credit Exposure - The Company estimates expected credit losses on commitments to extend credit over the contractual period (unfunded commitments) in which the Company is exposed to credit risk on the underlying commitments, unless the obligation is unconditionally cancellable by the Company. The allowance for unfunded commitments, which is reflected within "Other liabilities" on the consolidated balance sheets is adjusted for as an increase or decrease to the provision for credit losses for unfunded commitments. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to fund.
Financial Difficulty Modifications ("FDM") - A loan that is refinanced or restructured by the Company when a borrower is experiencing financial difficulty is generally considered a FDM. Such modification is evaluated to determine if the changes to the loan result in a new loan or a continuation of the existing loan, and to determine the appropriate treatment of deferred loan fees/costs, (i.e. to recognize in income if considered a new loan or to continue amortization if determined to be a continuation of the loan). The ACL on a FDM is measured using the same method as all other loans held for investment. FDMs that share similar risk characteristics and consistently discounted based on the post-modification effective rate.
Troubled Debt Restructurings ("TDR") - Prior to the adoption of Accounting Standards Update ("ASU") 2022-02 on January 1, 2023, a TDR was generally considered a loan for which the terms were modified resulting in a more than insignificant concession, and for which the borrower was experiencing financial difficulties. The ACL on a TDR was measured using the same method as all other loans held for investment, except that the original interest rate was used to discount the expected cash flows, not the rate specified within the restructuring.
Small Business Administration ("SBA") Loans Held for Sale and SBA Retained Loan Discount – All SBA loans originated are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. The portion of SBA loans originated that are guaranteed and intended for sale on the secondary market may be classified as held for sale if the Company intends to sell them in the near future and generally has acceptable bids for such loans. SBA loans classified as held for sale are carried at the lower of cost or fair value. The Company generally sells the guaranteed portion of the SBA loan as soon as it is eligible to be sold and retains the servicing right. When the guaranteed portion of an SBA loan is sold, the Company allocates the carrying basis of the loan between the guaranteed portion of the loan sold, the unguaranteed portion of the loans retained, and the servicing asset based on their relative fair values.  A gain is recorded for the difference between the proceeds received from the sale and the basis allocated to the sold portion. The relative fair value allocation results in a discount that is recorded on the unguaranteed portion of the loan that is retained. The discount is amortized as a yield adjustment over the life of the loan, so long as the loan performs.
SBA Servicing Assets - When the Company sells the guaranteed portion of an SBA loan, the Company continues to perform the servicing on the loan and collects a fee related to the sold portion of the loan. A SBA servicing asset is recorded for the fair value of that fee based on an analysis of discounted cash flows that incorporates estimates of (1) market servicing costs, (2) market-based prepayment rates, and (3) market profit margins. SBA servicing assets are included in “Other intangible assets” on the consolidated balance sheets. SBA servicing assets are initially recorded at fair value and amortized against income over the lives of the related loans as a reduction of servicing fee income, generally five years. SBA servicing asset amortization expense is recorded in noninterest income as an offset to SBA servicing fees within the line item "Other service charges, commissions and fees" on the consolidated statement of income. SBA servicing assets are tested for impairment on a quarterly basis by comparing their estimated fair values, aggregated by year of origination, to the related carrying values. Changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could result in impairment or reversal of impairment of these servicing assets and, as such, impact the Company's financial condition and results of operations.
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
Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Recorded within noninterest expense as "Occupancy expense" on the consolidated statements of income, depreciation, computed by the straight-line method, is charged to operations over the estimated useful lives of the properties or, in the case of leasehold improvements, over the term of the lease, if shorter. Land is carried at cost. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current operations and are recorded within noninterest expense on the "Other operating expenses" line on the consolidated statements of income.

Goodwill and Other Intangible Assets - Business combinations are accounted for using the acquisition method of accounting. Identifiable intangible assets, primarily core deposit intangibles ("CDI"), are recognized separately and are amortized over their estimated useful lives, which for the Company has generally been five to ten years and at an accelerated rate. Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. Goodwill is not amortized, but rather is subject to fair value impairment tests on at least an annual basis.
Foreclosed Properties - Foreclosed properties consists primarily of real estate acquired by the Company through legal foreclosure or deed in lieu of foreclosure. The property is initially carried at the lower of cost or the estimated fair value of the property less estimated selling costs. If there are subsequent declines in fair value, which is reviewed routinely by management, the property is written down to its fair value through a charge to expense recorded within noninterest expense on the "Other operating expenses" line in the consolidated statements of income. Capital expenditures made to improve the property are capitalized. Costs of holding real estate, such as property taxes, insurance, and maintenance, less related revenues during the holding period, are recorded as expense as they are incurred. Foreclosed properties are included in the "Other assets" line on the consolidated balance sheets and totaled $0.9 million and $0.7 million at December 31, 2023 and 2022, respectively.
Bank-Owned Life Insurance – The Company has purchased life insurance policies on certain current and past key employees and directors where the insurance policy benefits and ownership are retained by the employer. These policies are recorded at their cash surrender value. Income from these policies and changes in the net cash surrender value are recorded within noninterest income as “Bank-owned life insurance income” on the consolidated statements of income.
Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are more likely than not expected to be realized based upon available evidence.
Other Investments – The Company accounts for its investments in limited partnerships and limited liability companies (“LLCs”) using the equity method of accounting if the percentage ownership and degree of management influence in the investments warrants such accounting treatment. Under the equity method of accounting, the Company records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect the Company’s share of income or loss of the investee, recorded within noninterest income as "Other gains, net" on the consolidated statements of income. The Company’s recognition of earnings or losses from an equity method investment is based on the Company’s ownership percentage in the investee and the investee’s earnings on a quarterly basis. The investees generally provide their financial information during the quarter following the end of a given period. The Company’s policy is to record its share of earnings or losses on equity method investments in the quarter the financial information is received.
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
At December 31, 2023 and 2022, the Company’s investments in limited partnerships and LLCs totaled $27.6 million and $18.5 million, respectively, and are included in "Other assets" on the consolidated balance sheets.
Federal Home Loan Bank ("FHLB") Stock - The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost and is recorded in "Other assets" on the consolidated balance sheets. Cash dividends are reported as income, recorded within interest income in the "Other, principally overnight investments" line on the consolidated statements of income.
Federal Reserve Bank ("Federal Reserve", "FRB") Stock - The Company is a member of its regional Federal Reserve and is required to own stock based on its level of capital. Federal Reserve stock is carried at cost and is recorded in "Other assets" on the consolidated balance sheets. Cash dividends are reported as income, recorded within interest income in the "Other, principally overnight investments" line on the consolidated statements of income.
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
Leases - The Company leases certain branch locations and administrative offices which are generally classified as operating leases with right-of-use assets being included in other assets and the associated lease obligations being included in other liabilities. For leases where the Company is the lessee that have initial terms greater than one year, right-of-use assets and corresponding lease liabilities are reported on the balance sheet. Leases with an initial term of less than one year are not recorded on the balance sheet, rather, the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense is recognized on a straight-line basis over the lease term and included in "Occupancy expense" on the consolidated statements of income.
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
Earnings Per Share ("EPS") Amounts - Basic EPS is calculated by dividing net income, less income allocated to participating securities, by the weighted average number of common shares outstanding during the period, excluding unvested shares of restricted stock. For the Company, participating securities are comprised of unvested shares of restricted stock. Diluted EPS is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. For the periods presented, the Company’s potentially dilutive common stock issuances related to unvested shares of restricted stock, dilutive stock options and contingently issuable shares which are determined using the treasury stock method. If any of the potentially dilutive common stock issuances have an anti-dilutive effect, the potentially dilutive common stock issuance is disregarded.
Fair Value of Financial Instruments - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument, as more fully described in Note 14. Because no highly liquid market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.
Impairment - Goodwill is evaluated for impairment on at least an annual basis, and more often if a triggering event is identified, by comparing the estimated fair value of the reporting unit to its related carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company utilizes various valuation techniques to determine whether the implied fair value of the goodwill exceeds its carrying value. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to that excess.
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

Comprehensive Income (Loss) - Comprehensive income (loss) includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards, primarily unrealized gain (loss) on available for sale securities and unrealized and realized gains and losses on postretirement benefit plans.
Variable Interest Entities - The Company's statutory trust subsidiaries (First Bancorp Capital Trust II, Trust III and Trust IV, Carolina Capital Trust, New Century Statutory Trust I, and GrandSouth Capital Trust I), (collectively "the Trusts") qualify as variable interest entities. Notes issued by the Company to the Trusts in return for the proceeds from the issuance of the trust preferred securities have terms that are substantially the same as the corresponding trust preferred securities. As qualified variable interest entities, the Trusts' balance sheet and statement of operations have never been consolidated with those of the Company because the Company is not the primary beneficiary. Further, the Company has no exposure to loss of the operations of the Trusts as the Company is limited to the repayment of the underlying obligations and would not absorb the losses of the Trusts if losses were to occur. The trust preferred securities qualify as capital for regulatory capital adequacy requirements.
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
Derivative Instruments and Hedging Activities - The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps to accommodate certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program. All derivative instruments are recorded on the consolidated balance sheets as either an asset (included in "Other assets") or liability (included in "Other liabilities") at their fair value. The Company has master netting agreements with the counterparties with which it does business, but reflects gross assets and liabilities at fair value on the consolidated balance sheets.
The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. The Company classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), or (3) derivatives not designated as accounting hedges ("undesignated hedges"). As of December 31, 2023, the Company has only entered into derivatives classified as undesignated hedges for which changes in fair value are recognized in current period earnings in either noninterest income or noninterest expense.
The Company also originates certain residential mortgage loans with the intention of selling these loans. The Company enters into forward sale agreements to mitigate risk and to protect the expected gain on the eventual loan sale. The commitments to originate residential mortgage loans and forward loan sales commitments are freestanding derivative instruments which are entered into as part of an economic hedging strategy to manage exposure related to mortgage loans held for sale.
Recent Accounting Pronouncements
Accounting Standards Adopted in 2023
ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments contained in this ASU eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This ASU also requires entities to disclose current period gross write-offs by year of origination for financing receivables. The Company adopted ASU 2022-02 effective January 1, 2023 using a modified retrospective transition approach for the amendments related to the recognition and measurement of TDRs. The impact of the adoption resulted in an immaterial change to the ACL, thus no adjustment to retained earnings was recorded. Disclosures have been updated in Note 4 to comply with the ASU as required. In addition, TDR disclosures are presented in Note 4 for comparative periods only and are not required to be updated in current periods.

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
ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." ASU 2022-06 deferred the sunset date of the London Interbank Offered Rate ("LIBOR") to December 31, 2024, after which entities will no longer be permitted to apply the relief prescribed in ASU 2020-04, Reference Rate Reform (Topic 848); moreover, it applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2022-06 was adopted in the third quarter of 2023 with no material effect on its financial statements.
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
ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" amended existing guidance to improve disclosures about a public entity’s reportable segments and provide more detailed information about a reportable segment’s expenses. ASU 2023-07 clarifies that an entity which has a single reportable segment is to provide all the disclosures required by Topic 280 and ASU 2023-07. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 is not expected to have a significant impact on the Company's consolidated financial statements.
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” amended existing guidance to improve the transparency of income tax disclosures, including disclosure of specific categories in the rate reconciliation, providing additional information for certain reconciling items, and providing details on income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 is not expected to have a significant impact on the Company's consolidated financial statements.
Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board, ("FASB") or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Note 2. Acquisitions
On January 1, 2023, the Company completed its acquisition of 100% of GrandSouth Bancorporation ("GrandSouth"), in an all-stock transaction pursuant to the Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated June 21, 2022, between the Company and GrandSouth. At the closing of the transaction, GrandSouth merged into the Company. Following the merger of the Company and GrandSouth, GrandSouth Bank, a wholly-owned subsidiary of GrandSouth, merged into the Bank with the Bank being the surviving entity. The results of GrandSouth are included beginning on the January 1, 2023 acquisition date.
Pursuant to the Merger Agreement, each share of common and preferred stock of GrandSouth issued and outstanding immediately prior to the effective time of the acquisition was converted into 0.91 shares of the Company's common stock. As a result, the Company issued 5,032,834 shares of the Company common stock effective January 1, 2023. In addition, GrandSouth common stock options outstanding at the merger effective time were converted to options to acquire 0.91 shares of the Company's common stock resulting in 542,345 options with an average exercise price of approximately $20.14. The total consideration transferred at the close of the transaction was $229.5 million which was determined based on the number of shares issued and the closing market price of the Company's stock immediately prior to the merger effective time of $42.84. In addition to the stock issued, the fair value of the converted stock options calculated in accordance with ASC 805-30-55 was included in the total consideration of the transaction.

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
The following table summarizes the estimated fair value of acquired assets, identified intangible assets, and liabilities assumed as of January 1, 2023. Following the table is a discussion of valuation approaches utilized in estimating the fair values. The $114.5 million in goodwill that resulted from this transaction is non-deductible for tax purposes.

($ in thousands)	Fair Value Estimate
Assets acquired:
Cash and cash equivalents	$22,610
Securities available for sale	112,363
Loans, gross	996,833
Allowance for credit losses	(5,610)
Premises and equipment	20,268
Core deposit intangible	28,840
Operating right-of-use assets	732
Other assets	27,163
Total	1,203,199
Liabilities assumed:
Deposits	1,045,308
Borrowings	38,800
Other liabilities	4,089
Total	1,088,197
Net identifiable assets acquired	115,002
Less: Total consideration	229,489
Goodwill recorded related to acquisition of GrandSouth	$114,487
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

Loans: Fair value of loans acquired was based on a discounted cash flow methodology that considered factors including loan type and related collateral, classification status, remaining term of the loan, fixed or variable interest rate, amortization status, and current discount rates. Expected cash flows were derived using inputs consistent with management's assessment of credit risk for allowance measurement, including estimated future credit losses and estimated prepayments. A total fair value mark of $29.5 million was recorded. PCD loans were determined based primarily on internal grades, delinquency status, and other evidence of credit deterioration. The Company calculated the initial allowance of $5.6 million on PCD loans in accordance with its CECL model and reclassified that amount from the fair value mark to establish the initial ACL on PCD loans. The following table presents additional information related to the acquired loan portfolio at the acquisition date:

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

Intangible assets: The CDI asset represents the value of the relationships with deposit customers. The fair value for the CDI asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of deposit base, net maintenance cost attributable to customer deposits and an estimate of the cost associated with alternative funding sources. The discount rates used for CDI assets were based on market rates. The CDI is being amortized over ten years utilizing the sum of the months digits accelerated method, which results in a weighted-average amortization period of approximately 41 months.

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

Merger-related costs related to this acquisition of $13.7 million for 2023 were recorded by the Company and were excluded from the pro forma information below. In addition, no adjustments have been made to such pro forma information to eliminate the provision for loan losses recorded by GrandSouth in the amount of $2.2 million for 2022.

Pro forma information for the year 2023 was adjusted to eliminate the following: 1) the non-PCD provision for loan losses recorded on the acquisition date of $12.2 million and 2) the initial recording of a provision for credit losses associated with GrandSouth’s unfunded commitments of $1.9 million. If the GrandSouth acquisition had occurred at the beginning of 2022, the acquisition date credit loss reserve amounts would have been included in the fair value measurements of GrandSouth and also included in the goodwill calculation.

The following table also discloses the impact of the acquisition of GrandSouth from the acquisition date of January 1, 2023 through December 31, 2023. These amounts are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2023. Merger-related costs have been excluded from these amounts and the provisions for credit loss amounts associated with non-PCD loans and unfunded commitments that were discussed above have also been excluded.

($ in thousands, unaudited)	Revenue	Net Income
Year Ended December 31, 2023
Actual GrandSouth results included in statement of income since acquisition date	$58,301	$22,058

Year Ended December 31, 2022
Supplemental consolidated pro forma as if GrandSouth had been acquired on January 1, 2022	454,579	161,826
Note 3. Securities
The book values and approximate fair values of investment securities at December 31, 2023 and 2022 are summarized as follows:

	2023				2022
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
($ in thousands)			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
US Treasury securities	$174,785	172,570	—	(2,215)	174,420	168,758	—	(5,662)
Government-sponsored enterprise securities	71,964	60,266	—	(11,698)	71,957	57,456	—	(14,501)
Mortgage-backed securities	2,323,674	1,937,784	30	(385,920)	2,467,839	2,045,000	4	(422,843)
Corporate bonds	19,676	18,759	—	(917)	44,340	43,279	—	(1,061)
Total available for sale	$2,590,099	2,189,379	30	(400,750)	2,758,556	2,314,493	4	(444,067)

Securities held to maturity:
Mortgage-backed securities	$12,085	11,447	—	(638)	15,150	14,221	—	(929)
State and local governments	521,593	438,176	39	(83,456)	526,550	418,307	7	(108,250)
Total held to maturity	$533,678	449,623	39	(84,094)	541,700	432,528	7	(109,179)
All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSEs"), except for private mortgage-backed securities with a fair value of $0.7 million and $0.8 million as of December 31, 2023 and 2022, respectively.

The following table presents information regarding securities with unrealized losses at December 31, 2023:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$—	—	172,570	2,215	172,570	2,215
Government-sponsored enterprise securities	—	—	60,266	11,698	60,266	11,698
Mortgage-backed securities	1,117	5	1,945,830	386,553	1,946,947	386,558
Corporate bonds	—	—	17,008	917	17,008	917
State and local governments	—	—	432,476	83,456	432,476	83,456
Total temporarily impaired securities	$1,117	5	2,628,150	484,839	2,629,267	484,844
The following table presents information regarding securities with unrealized losses at December 31, 2022:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$168,758	5,662	—	—	168,758	5,662
Government-sponsored enterprise securities	—	—	57,456	14,501	57,456	14,501
Mortgage-backed securities	221,006	18,215	1,835,958	405,557	2,056,964	423,772
Corporate bonds	40,644	947	886	114	41,530	1,061
State and local governments	48,385	8,323	368,897	99,927	417,282	108,250
Total temporarily impaired securities	$478,793	33,147	2,263,197	520,099	2,741,990	553,246
As of December 31, 2023, the Company's securities portfolio held 657 securities of which 632 securities were in an unrealized loss position. As of December 31, 2022, the Company's securities portfolio held 666 securities of which 644 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at December 31, 2023 and 2022 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from any one state or local government entity. Nearly all of the Company's mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or SBA, each of which is a government agency or GSE and guarantees the repayment of its securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At December 31, 2023 and 2022, the Company determined that expected credit losses associated with HTM securities and AFS debt securities were insignificant.

The book values and approximate fair values of investment securities at December 31, 2023, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities
Due within one year	$177,290	174,976	—	—
Due after one year but within five years	10,000	8,602	1,998	1,797
Due after five years but within ten years	78,135	67,018	129,097	110,785
Due after ten years	1,000	999	390,498	325,594
Mortgage-backed securities	2,323,674	1,937,784	12,085	11,447
Total securities	$2,590,099	2,189,379	533,678	449,623
At December 31, 2023 and 2022, investment securities with carrying values of $971.3 million and $758.0 million, respectively, were pledged as collateral for public deposits. In addition, at December 31, 2023 and 2022, investment securities with carrying values of $679.0 million and zero, respectively, were pledged as collateral for FRB borrowings.
At December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the US Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
In 2023 and 2022, there were no sales of investment securities with the exception of securities acquired from GrandSouth in 2023 which were subsequently liquidated as discussed in Note 2. There was no gain or loss associated with the sale of acquired securities. In 2021, the Company received proceeds from sales of securities of $106.5 million and recorded $1.2 million in net gains from the sales.
Included in “Other Assets” in the consolidated balance sheets are investments in FHLB and Federal Reserve stock totaling $54.5 million and $39.6 million at December 31, 2023 and 2022, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost and fair value of $21.7 million and $14.7 million at December 31, 2023 and 2022, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost and fair value of $32.8 million and $24.9 million at December 31, 2023 and 2022, respectively, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
The Company owns 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares are expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares is periodically adjusted as Visa settles litigation. The conversion rate at December 31, 2023 was approximately 1.59, which means the Company would receive approximately 19,615 Class A shares if the stock had converted on that date. This Class B stock does not have a readily determinable fair value and is carried at zero. If a readily determinable fair value becomes available for the Class B shares, or upon the conversion to Class A shares, the Company will adjust the carrying value of the stock to its market value with a credit to earnings.

Note 4. Loans, Allowance for Credit Losses, and Asset Quality Information
The following is a summary of the major categories of total loans outstanding:

	December 31, 2023		December 31, 2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Commercial and industrial	$905,862	11%	641,941	9%
Construction, development & other land loans	992,980	12%	934,176	14%
Commercial real estate - owner occupied	1,259,022	16%	1,036,270	16%
Commercial real estate - non owner occupied	2,528,060	31%	2,123,811	32%
Multi-family real estate	421,376	5%	350,180	5%
Residential 1-4 family real estate	1,639,469	20%	1,195,785	18%
Home equity loans/lines of credit	335,068	4%	323,726	5%
Consumer loans	68,443	1%	60,659	1%
Subtotal	8,150,280	100%	6,666,548	100%
Unamortized net deferred loan fees	(178)		(1,403)
Total loans	$8,150,102		6,665,145
Also included in the table above are SBA loans, generally originated under the SBA 7A loan program, with additional information on these loans presented in the table below.

($ in thousands)	December 31, 2023	December 31, 2022
Guaranteed portions of SBA Loans included in table above	$35,462	31,893
Unguaranteed portions of SBA Loans included in table above	107,784	116,910
Total SBA loans included in the table above	$143,246	148,803

Sold portions of SBA loans with servicing retained - not included in table above	$349,275	392,370
At December 31, 2023 and December 31, 2022, there were remaining unaccreted discounts on the retained portion of sold SBA loans amounting to $3.5 million and $4.3 million respectively.
At December 31, 2023 and December 31, 2022, loans in the amount of $6.5 billion and $5.3 billion, respectively, were pledged as collateral for certain borrowings. Refer to Note 9 for further discussion.
At December 31, 2023 and 2022, total loans included loans to executive officers and directors of the Company, and their associates, totaling approximately $63.7 million and $6.0 million, respectively. There were nine new loans and advances on existing loans totaling approximately $58.5 million for the year ended December 31, 2023 and repayments amounted to $0.8 million for that period. Available credit on related party loans totaled $2.7 million and $1.2 million at December 31, 2023 and December 31, 2022, respectively.
As of December 31, 2023 and 2022, unamortized discounts on all acquired loans totaled $24.0 million and $11.6 million, respectively. Loan discounts are generally amortized as yield adjustments over the respective lives of the loans, while the loans perform.

Nonperforming assets ("NPAs") are defined as nonaccrual loans, FDMs, loans past due 90 or more days and still accruing interest, foreclosed real estate, and prior to the adoption of ASU 2022-02 on January 1, 2023, TDRs.
The following table summarizes the NPAs for each period presented:

($ in thousands)	December 31, 2023	December 31, 2022
Nonperforming assets
Nonaccrual loans	$32,208	28,514
Modifications to borrowers in financial distress	11,719	—
TDRs - accruing	—	9,121
Total nonperforming loans	43,927	37,635
Foreclosed properties	862	658
Total nonperforming assets	$44,789	38,293
At December 31, 2023 and 2022, the Company had $1.0 million and $0.8 million in residential mortgage loans in process of foreclosure, respectively.
At December 31, 2023 and December 31, 2022, there was one loan with an immaterial commitment to lend additional funds to borrowers whose loans were nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories for the year ended December 31, 2023.

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$944	8,932	9,876
Construction, development & other land loans	—	399	399
Commercial real estate - owner occupied	960	6,082	7,042
Commercial real estate - non owner occupied	6,121	1,082	7,203
Residential 1-4 family real estate	—	4,843	4,843
Home equity loans/lines of credit	534	2,169	2,703
Consumer loans	—	142	142
Total	$8,559	23,649	32,208
The following table is a summary of the Company’s nonaccrual loans by major categories for the year ended December 31, 2022.

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$3,855	6,374	10,229
Construction, development & other land loans	—	1,009	1,009
Commercial real estate - owner occupied	3,903	5,770	9,673
Commercial real estate - non owner occupied	1,107	1,725	2,832
Residential 1-4 family real estate	157	3,132	3,289
Home equity loans/lines of credit	—	1,397	1,397
Consumer loans	—	85	85
Total	$9,022	19,492	28,514
There is no interest income recognized during the periods presented on nonaccrual loans. The Company follows its nonaccrual policy of reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income for the periods indicate.

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Commercial and industrial	$225	102
Construction, development & other land loans	10	16
Commercial real estate - owner occupied	124	124
Commercial real estate - non owner occupied	186	15
Residential 1-4 family real estate	38	45
Home equity loans/lines of credit	57	20
Consumer loans	2	2
Total	$642	324

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2023.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial and industrial	$3,726	257	—	9,876	892,003	905,862
Construction, development & other land loans	241	256	—	399	992,084	992,980
Commercial real estate - owner occupied	906	404	—	7,042	1,250,670	1,259,022
Commercial real estate - non owner occupied	361	—	—	7,203	2,520,496	2,528,060
Multi-family real estate	—	—	—	—	421,376	421,376
Residential 1-4 family real estate	18,868	3,401	—	4,843	1,612,357	1,639,469
Home equity loans/lines of credit	603	349	—	2,703	331,413	335,068
Consumer loans	270	131	—	142	67,900	68,443
Total	$24,975	4,798	—	32,208	8,088,299	8,150,280
Unamortized net deferred loan fees						(178)
Total loans						$8,150,102

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2022.

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Accruing 90 Days or More Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial and industrial	$438	565	—	10,229	630,709	641,941
Construction, development & other land loans	238	1,687	—	1,009	931,242	934,176
Commercial real estate - owner occupied	124	48	—	9,673	1,026,425	1,036,270
Commercial real estate - non owner occupied	496	49	—	2,832	2,120,434	2,123,811
Multi-family real estate	—	—	—	—	350,180	350,180
Residential 1-4 family real estate	3,415	25	—	3,289	1,189,056	1,195,785
Home equity loans/lines of credit	457	371	—	1,397	321,501	323,726
Consumer loans	249	66	—	85	60,259	60,659
Total	$5,417	2,811	—	28,514	6,629,806	6,666,548
Unamortized net deferred loan (fees) costs						(1,403)
Total loans						$6,665,145

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
The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2023.

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial and industrial	$—	2,385	—	—	2,385
Commercial real estate - owner occupied	—	—	—	1,142	1,142
Commercial real estate - non owner occupied	—	—	—	6,121	6,121
Home equity loans/lines of credit	534	—	—	—	534
Total	$534	2,385	—	7,263	10,182

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2022.

($ in thousands)	Residential Property	Business Assets	Land	Commercial Property	Total Collateral-Dependent Loans
Commercial and industrial	$—	6,394	—	—	6,394
Commercial real estate - owner occupied	—	—	—	4,578	4,578
Commercial real estate - non owner occupied	—	—	—	2,145	2,145
Residential 1-4 family real estate	157	—	—	—	157
Total	$157	6,394	—	6,723	13,274

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

The Company's policy is to obtain third-party appraisals on any significant pieces of collateral. For loans secured by real estate, the Company's policy is to write nonaccrual loans down to 90% of the appraised value, which considers estimated selling costs. For real estate collateral that is in industries that are undergoing heightened stress, the Company often discounts the collateral values by an additional 10% to 25% due to additional discounts that are estimated to be incurred in a near-term sale. For non-real estate collateral secured loans, the Company generally writes nonaccrual loans down to 75% of the appraised value, which provides for selling costs and liquidity discounts that are usually incurred when disposing of non-real estate collateral. For reviewed loans that are not on nonaccrual basis, the Company assigns a specific allowance based on the parameters noted above. There is no significant over-coverage of collateral for any of the loan types noted above.
Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2023, adjustments for acquired loan portfolios. Much of the change to the level of ACL during the year ended December 31, 2023 is attributed to the acquisition of GrandSouth. In addition to the initial allowance recorded for PCD loans of $5.6 million, the Company recorded an initial provision of $12.2 million related to the non-PCD loans in the GrandSouth portfolio. The balance of the change was a result of loan growth during the year and updated prepayment speed estimates in the CECL model, which have slowed with market rate increases, thus requiring additional allowance for the estimated longer life of loans.
The following tables presents the activity in the ACL on loans for each of the periods indicated.

($ in thousands)	Beginning balance	Initial ACL for acquired PCD loans	Charge-offs	Recoveries	Provisions/(Reversals)	Ending balance
As of and for the year ended December 31, 2023
Commercial and industrial	$17,718	5,197	(8,358)	1,393	5,277	21,227
Construction, development & other land loans	15,128	49	(120)	370	(1,487)	13,940
Commercial real estate - owner occupied	14,972	191	(144)	465	2,734	18,218
Commercial real estate - non owner occupied	22,780	51	(235)	737	1,583	24,916
Multi-family real estate	2,957	—	—	13	855	3,825
Residential 1-4 family real estate	11,354	113	(4)	377	9,556	21,396
Home equity loans/lines of credit	3,158	8	(309)	98	384	3,339
Consumer loans	2,900	1	(1,005)	248	848	2,992
	$90,967	5,610	(10,175)	3,701	19,750	109,853

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions/(Reversals)	Ending balance
As of and for the year ended December 31, 2022
Commercial and industrial	$16,249	(2,519)	756	3,232	17,718
Construction, development & other land loans	16,519	—	480	(1,871)	15,128
Commercial real estate - owner occupied	12,317	(214)	691	2,178	14,972
Commercial real estate - non owner occupied	16,789	(849)	1,281	5,559	22,780
Multi-family real estate	1,236	—	11	1,710	2,957
Residential 1-4 family real estate	8,686	—	17	2,651	11,354
Home equity loans/lines of credit	4,337	(43)	600	(1,736)	3,158
Consumer loans	2,656	(840)	207	877	2,900
	$78,789	(4,465)	4,043	12,600	90,967

($ in thousands)	Beginning balance	Initial ACL for acquired PCD loans	Adjustment for implementation of CECL	Charge-offs	Recoveries	Provisions/(Reversals)	Ending balance
As of and for the year ended December 31, 2021
Commercial and industrial	$11,316	2,917	3,067	(3,722)	1,744	927	16,249
Construction, development & other land loans	5,355	165	6,140	(245)	948	4,156	16,519
Commercial real estate - owner occupied	10,608	307	(189)	(362)	150	1,803	12,317
Commercial real estate - non owner occupied	11,465	1,181	380	(1,933)	371	5,325	16,789
Multi-family real estate	1,530	1	(448)	—	12	141	1,236
Residential 1-4 family real estate	8,048	222	2,584	(273)	761	(2,656)	8,686
Home equity loans/lines of credit	2,375	92	2,580	(400)	578	(888)	4,337
Consumer loans	1,478	10	674	(667)	358	803	2,656
Unallocated	213	—	(213)	—	—	—	—
	$52,388	4,895	14,575	(7,602)	4,922	9,611	78,789

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
Revolving lines of credit that converted to term loans during the years ended December 31, 2023 and December 31, 2022 totaled $25.9 million and $7.9 million, respectively.
As presented in the tables that follow, as of December 31, 2023, the Company had $44.1 million in loans graded as Special Mention and $54.2 million in loans graded as Classified, which includes all nonaccrual loans at that date. As of December 31, 2022, the Company had $39.0 million in loans graded as Special Mention and $48.5 million in loans graded as Classified, which includes all nonaccrual loans at that date.

	Term Loans by Year of Origination
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
As of December 31, 2023
Commercial and industrial
Pass	$136,735	161,131	111,069	75,312	38,495	60,626	302,684	886,052
Special Mention	2,832	2,547	167	185	448	672	1,135	7,986
Classified	1,626	1,152	720	1,389	1,647	4,487	803	11,824
Total commercial and industrial	141,193	164,830	111,956	76,886	40,590	65,785	304,622	905,862
Gross charge-offs, YTD	171	1,036	713	537	821	1,547	3,533	8,358
Construction, development & other land loans
Pass	563,998	231,450	90,374	16,662	11,598	5,816	70,852	990,750
Special Mention	489	273	59	—	2	4	19	846
Classified	657	708	—	—	8	11	—	1,384
Total construction, development & other land loans	565,144	232,431	90,433	16,662	11,608	5,831	70,871	992,980
Gross charge-offs, YTD	—	—	—	—	—	120	—	120
Commercial real estate - owner occupied
Pass	210,449	323,852	299,135	196,343	92,452	86,784	23,198	1,232,213
Special Mention	338	2,533	271	817	5,755	2,253	—	11,967
Classified	4,456	1,505	1,721	895	2,288	3,904	73	14,842
Total commercial real estate - owner occupied	215,243	327,890	301,127	198,055	100,495	92,941	23,271	1,259,022
Gross charge-offs, YTD	—	—	49	—	—	92	3	144
Commercial real estate - non owner occupied
Pass	509,596	748,854	722,472	287,235	119,515	84,690	29,001	2,501,363
Special Mention	11,353	199	36	393	1,183	5,942	342	19,448
Classified	871	32	14	4,214	634	1,484	—	7,249
Total commercial real estate - non owner occupied	521,820	749,085	722,522	291,842	121,332	92,116	29,343	2,528,060
Gross charge-offs, YTD	—	—	235	—	—	—	—	235
Multi-family real estate
Pass	57,378	137,533	139,879	43,881	12,231	10,323	20,151	421,376
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total multi-family real estate	57,378	137,533	139,879	43,881	12,231	10,323	20,151	421,376
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	363,410	400,483	317,515	186,459	94,567	260,102	3,247	1,625,783
Special Mention	681	41	202	64	587	1,987	—	3,562
Classified	1,848	50	474	741	472	6,539	—	10,124
Total residential 1-4 family real estate	365,939	400,574	318,191	187,264	95,626	268,628	3,247	1,639,469
Gross charge-offs, YTD	—	—	—	—	—	4	—	4
Home equity loans/lines of credit
Pass	2,830	1,136	1,141	223	499	1,233	319,199	326,261
Special Mention	163	—	122	—	—	—	18	303
Classified	255	—	146	91	112	10	7,890	8,504
Total home equity loans/lines of credit	3,248	1,136	1,409	314	611	1,243	327,107	335,068
Gross charge-offs, YTD	—	—	—	—	—	—	309	309
Consumer loans
Pass	16,497	12,906	4,999	2,173	432	429	30,757	68,193
Special Mention	—	—	—	—	—	—	—	—
Classified	130	7	45	—	3	34	31	250
Total consumer loans	16,627	12,913	5,044	2,173	435	463	30,788	68,443
Gross charge-offs, YTD	34	79	73	23	—	1	795	1,005

Total loans	$1,886,592	2,026,392	1,690,561	817,077	382,928	537,330	809,400	8,150,280
Unamortized net deferred loan fees								(178)
Total loans, net of deferred loan fees								$8,150,102

Total gross charge-offs, year to date	$205	1,115	1,070	560	821	1,764	4,640	10,175

	Term Loans by Year of Origination
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
As of December 31, 2022
Commercial and industrial
Pass	$185,167	107,747	85,110	51,274	590	76,588	120,590	627,066
Special Mention	342	166	648	1,312	—	990	332	3,790
Classified	734	1,909	808	1,384	—	5,762	488	11,085
Total commercial and industrial	186,243	109,822	86,566	53,970	590	83,340	121,410	641,941
Construction, development & other land loans
Pass	550,752	267,096	42,421	30,973	—	12,722	19,519	923,483
Special Mention	5,128	5	3,679	—	—	100	13	8,925
Classified	656	107	38	899	—	44	24	1,768
Total construction, development & other land loans	556,536	267,208	46,138	31,872	—	12,866	19,556	934,176
Commercial real estate - owner occupied
Pass	258,025	305,324	190,464	96,495	179	141,053	15,499	1,007,039
Special Mention	1,170	1,070	4,042	6,926	—	3,277	665	17,150
Classified	3,060	208	84	1,572	—	6,790	367	12,081
Total commercial real estate - owner occupied	262,255	306,602	194,590	104,993	179	151,120	16,531	1,036,270
Commercial real estate - non owner occupied
Pass	718,696	747,653	319,708	141,284	—	168,096	21,159	2,116,596
Special Mention	545	44	394	1,363	—	1,180	—	3,526
Classified	420	1,057	—	884	—	1,328	—	3,689
Total commercial real estate - non owner occupied	719,661	748,754	320,102	143,531	—	170,604	21,159	2,123,811
Multi-family real estate
Pass	119,922	133,701	59,452	9,669	—	15,212	12,224	350,180
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total multi-family real estate	119,922	133,701	59,452	9,669	—	15,212	12,224	350,180
Residential 1-4 family real estate
Pass	317,282	274,756	186,102	98,559	185	301,885	1,379	1,180,148
Special Mention	1,189	127	110	470	—	2,416	—	4,312
Classified	763	251	221	359	—	9,072	659	11,325
Total residential 1-4 family real estate	319,234	275,134	186,433	99,388	185	313,373	2,038	1,195,785
Home equity loans/lines of credit
Pass	869	1,091	349	237	—	2,020	309,786	314,352
Special Mention	175	—	—	—	—	18	1,072	1,265
Classified	106	156	94	87	—	213	7,453	8,109
Total home equity loans/lines of credit	1,150	1,247	443	324	—	2,251	318,311	323,726
Consumer loans
Pass	35,406	7,946	3,610	1,056	3	1,250	10,953	60,224
Special Mention	—	—	—	—	—	—	—	—
Classified	320	31	3	1	—	25	55	435
Total consumer loans	35,726	7,977	3,613	1,057	3	1,275	11,008	60,659

Total loans	$2,200,727	1,850,445	897,337	444,804	957	750,041	522,237	6,666,548
Unamortized net deferred loan fees								(1,403)
Total loans, net of deferred loan fees								$6,665,145
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

The followings tables present the amortized cost basis at December 31, 2023 of the loans modified during the twelve months then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

	Payment Delay	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
Commercial and industrial	$2,590	251	—	2,841	0.31%
Construction, development & other land loans	—	354	8	362	0.04%
Commercial real estate - owner occupied	210	4,245	—	4,455	0.35%
Commercial real estate - non owner occupied	—	206	—	206	0.01%
Residential 1-4 family real estate	—	735	—	735	0.04%
Home equity loans/lines of credit	557	2,436	121	3,114	0.93%
Consumer loans	—	6	—	6	0.01%
Total	$3,357	8,233	129	11,719	0.14%
For the twelve months ended December 31, 2023, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.
The following tables describes the financial effect for the twelve months ended December 31, 2023 of the modifications made for borrowers experiencing financial difficulty:

	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
Commercial and industrial	—%	4	31
Construction, development & other land loans	1.55%	0	19
Commercial real estate - owner occupied	—%	11	34
Commercial real estate - non owner occupied	—%	0	13
Residential 1-4 family real estate	—%	0	23
Home equity loans/lines of credit	2.40%	13	49
Consumer loans	—%	0	24
The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that have been modified in the last twelve months as of December 31, 2023:

	Payment Status (Amortized Cost Basis)
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$2,841	—	—	—
Construction, development & other land loans	362	—	—	—
Commercial real estate - owner occupied	4,455	—	—	—
Commercial real estate - non owner occupied	206	—	—	—
Residential 1-4 family real estate	656	79	—	—
Home equity loans/lines of credit	3,114	—	—	—
Consumer loans	6	—	—	—
Total	$11,640	79	—	—
None of the modifications made for borrowers experiencing financial difficulty during the twelve months ended December 31, 2023 are considered to have had a payment default.
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
The vast majority of the Company’s TDRs modified during the years ended December 31, 2022 and 2021 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.
The Company’s TDRs can be classified as either nonaccrual or accruing based on the loan’s payment status. The TDRs that are nonaccrual are reported within the nonaccrual loan totals presented previously.
The following tables present information related to loans modified in a TDR during periods as indicated.

	For the year ended December 31, 2022
($ in thousands, except number of contracts)	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial and industrial	2	$143	143
Construction, development & other land loans	1	67	67
Residential 1-4 family real estate	2	75	78

TDRs – Nonaccrual
Commercial and industrial	5	744	744
Commercial real estate - non owner occupied	1	72	72
Residential 1-4 family real estate	1	36	36
Total TDRs arising during period	12	$1,137	1,140

	For the year ended December 31, 2021
($ in thousands, except number of contracts)	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Residential 1-4 family real estate	1	$33	33

TDRs – Nonaccrual
Commercial and industrial	5	1,438	1,435
Construction, development & other land loans	1	75	75
Commercial real estate - owner occupied	3	553	553
Commercial real estate - non owner occupied	1	1,176	1,176
Residential 1-4 family real estate	1	263	263
Total TDRs arising during period	12	$3,538	3,535
The Company considered a TDR loan to have defaulted when it became 90 or more days delinquent under the modified terms, had been transferred to nonaccrual status, or had been transferred to foreclosed real estate. There were no accruing TDRs that were modified in the twelve months preceding December 31, 2022 and 2021 and that defaulted during the twelve months ended December 31, 2022 and 2021.

Concentration of Credit Risk
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
Most of our business activity is with customers located within the markets where we have banking operations. While our exposure to credit risk is affected by changes in the economy within our markets, the risk is not significantly concentrated. The following table presents the total lending exposure for the counties with the largest percentage of our loan portfolio as of December 31, 2023 and 2022. No other market (as defined by county) had total loans outstanding in excess of 5% of the total portfolio at year end.

	Percentage of Loans Outstanding
	2023	2022
Wake County, North Carolina	10.1%	11.6%
New Hanover County, North Carolina	8.1%	9.1%
Mecklenburg County, North Carolina	7.6%	7.9%
Buncombe County, North Carolina	5.3%	6.1%
Guilford County, North Carolina	5.0%	5.0%
In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, and geographic regions, the Company monitors exposure to credit risk that could arise from potential concentrations of lending products and practices The Company has determined that there is no concentration of credit risk associated with its lending policies or practices.
Allowance for Unfunded Loan Commitments

In addition to the ACL on loans, the Company maintains an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL on loans, and are discussed in Note 1. The allowance for unfunded loan commitments of $11.4 million and $13.3 million at December 31, 2023 and December 31, 2022, respectively, were included in "Other liabilities" on the consolidated balance sheets.

The following table presents the balance and activity in the allowance for unfunded loan commitments for twelve months ended December 31, 2023 and December 31, 2022:

($ in thousands)	December 31, 2023	December 31, 2022
Beginning balance	$13,306	$13,506
Initial provision for credit losses on unfunded commitments acquired from GrandSouth	1,921	—
Charge-offs	—	—
Recoveries	—	—
Reversal of provision for unfunded commitments	(3,858)	(200)
Ending balance	$11,369	$13,306

Allowance for Credit Losses - Securities Held Maturity
The ACL for securities held to maturity was insignificant at December 31, 2023 and December 31, 2022.

Note 5. Premises and Equipment
Premises and equipment at December 31, 2023 and 2022 consisted of the following:

($ in thousands)	Estimated Useful Lives	2023	2022
Land		$52,443	45,363
Buildings	15 to 40 years	127,985	114,884
Furniture and equipment	5 to 10 years	35,214	31,920
Vehicles	3 years	2,384	1,227
Leasehold improvements	5 to 39 years	1,644	1,644
Total cost		219,670	195,038
Less accumulated depreciation and amortization		(68,713)	(60,851)
Total premises and equipment		$150,957	134,187
Depreciation expense amounted to $7.8 million, $6.9 million, and $6.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is recorded in occupancy expense.
Note 6. Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets and the carrying amount of unamortizable intangible assets as of the periods presented.

	December 31, 2023			December 31, 2022
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Customer lists	$2,700	2,167	533	2,700	1,847	853
Core deposit intangibles	57,890	28,932	28,958	29,050	21,274	7,776
Other	100	83	17	100	58	42
Intangibles before servicing assets	60,690	31,182	29,508	31,850	23,179	8,671
SBA servicing assets	13,966	10,616	3,350	13,264	9,260	4,004
Total amortizable intangible assets	$74,656	41,798	32,858	45,114	32,439	12,675
Unamortizable intangible assets:
Goodwill	$478,750			364,263
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
In connection with the GrandSouth acquisition on January 1, 2023, the Company recorded $28.8 million in core deposit intangibles.
Amortization expense of all other intangible assets, excluding the SBA servicing asset, totaled $8.0 million, $3.7 million, and $3.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The portfolio of SBA loans serviced for others, which were not included in the accompanying consolidated balances sheets, was $349.3 million and $392.4 million, respectively, at December 31, 2023 and 2022. There were no other loans serviced for others in any year presented. During 2023, 2022 and 2021, the Company recorded $3.5 million, $3.4 million, and $3.9 million , respectively in SBA guaranteed servicing fee income. There was no impairment of SBA servicing assets at December 31, 2023 and $352 thousand as of December 31, 2022. Impairment charges or reversals are nominal in each year and are included with amortization expense in noninterest income as an offset to SBA servicing income.

A summary of the key assumptions used in the discounted cash flow method utilized to estimate the fair value of the SBA servicing asset were as follows:

	December 31, 2023	December 31, 2022
Prepayment rate assumption:
Weighted average	19.05%	15.58%
Range	9.27% - 33.14%	7.29% - 32.38%
Discount rate:
Weighted average	16.36%	22.14%
Range	11.19% - 22.51%	14.44% - 31.29%
Servicing cost	0.40%	0.40%
The following table presents the changes in the SBA servicing assets for each period indicated.

($ in thousands)	December 31, 2023	December 31, 2022
Beginning balance, net	$4,004	5,472
Add: New servicing assets	702	1,332
Less: Amortization expense and impairment charges	(1,356)	(2,800)
Ending balance, net	$3,350	4,004
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31st of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. No triggering events were identified during 2023 or 2022, and therefore, the Company did not perform interim impairment evaluations in either of those years. Each of the Company's goodwill impairment evaluations for the periods presented, including the most recent, which occurred in the fourth quarter of 2023, indicated that there was no goodwill impairment.
The following table presents the changes in carrying amounts of goodwill:

($ in thousands)	Total Goodwill
Balance at December 31, 2021	$364,263
Net activity during 2022	—
Balance at December 31, 2022	364,263
Additions from acquisition of GrandSouth	114,487
Balance at December 31, 2023	$478,750

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

($ in thousands)	Estimated Amortization Expense
2024	$6,604
2025	5,672
2026	4,704
2027	3,951
2028	3,197
Thereafter	5,380
Total	$29,508

Note 7. Income Taxes
The components of income tax expense (benefit) for the years ended December 31, 2023, 2022, and 2021 are as follows:

($ in thousands)		2023	2022	2021
Current	- Federal	$24,750	35,616	25,742
	- State	3,857	4,477	3,733
Deferred	- Federal	(481)	(1,658)	(4,247)
	- State	(301)	(152)	(553)
Total		$27,825	38,283	24,675
The following is a reconciliation of federal income tax expense at the statutory rate of 21% at December 31, 2023, December 31, 2022, and December 31, 2021, to the income tax provision reported in the financial statements.

($ in thousands)	2023	2022	2021
Tax provision at statutory rate	$27,711	38,896	25,266
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(2,175)	(1,976)	(1,589)
Low income housing and other tax credits	(630)	(669)	(1,229)
Bank-owned life insurance income	(920)	(1,511)	(589)
Non-deductible interest expense	241	26	14
State income taxes, net of federal benefit	2,809	3,369	2,472
Nondeductible merger expenses	489	107	242
Change in valuation allowance	(13)	(20)	(10)
Nondeductible compensation	274	97	27
Other, net	39	(36)	71
Total	$27,825	38,283	24,675

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets, which are included in Other Assets on the consolidated balance sheets are as follows at December 31, 2023 and 2022:

($ in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses on loans	$25,431	20,900
Allowance for credit losses on unfunded commitments	2,632	3,057
Excess book over tax pension plan cost	403	365
Deferred compensation	1,453	638
Federal & state net operating loss and tax credit carryforwards	188	197
Accruals, book versus tax	3,462	4,404
Pension	23	—
Unrealized losses on securities available for sale	92,767	102,046
Foreclosed real estate	—	3
Basis differences in assets acquired in FDIC transactions	46	—
Purchase accounting adjustments	4,691	2,982
Equity compensation	1,524	768
Partnership investments	773	652
Leases	178	151
SBA servicing asset	31	77
Gross deferred tax assets	133,602	136,240
Less: Valuation allowance	(17)	(30)
Net deferred tax assets	133,585	136,210
Deferred tax liabilities:
Loan fees	(2,952)	(3,102)
Depreciable basis of fixed assets	(7,070)	(5,493)
Amortizable basis of intangible assets	(15,523)	(10,047)
Basis differences in assets acquired in FDIC transactions	—	(108)
Trust preferred securities	(388)	(416)
Pension	—	(12)
Gross deferred tax liabilities	(25,933)	(19,178)
Net deferred tax asset	$107,652	117,032
The valuation allowances for 2023 and 2022 related to state net operating loss carryforwards. The realization of the remaining net deferred tax assets is determined to be more likely than not. The Company had no significant uncertain tax positions, and thus no reserve for uncertain tax positions has been recorded. Additionally, the Company determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate. The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses.”
The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The Company’s tax returns are subject to income tax audit by federal and state agencies beginning with the year 2020. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.
Retained earnings at December 31, 2023 and 2022 included approximately $6.9 million representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

Note 8. Deposits
The following table lists the composition of the deposit portfolio as of the end of the respective years.

($ in thousands)	December 31, 2023	December 31, 2022
Noninterest-bearing checking accounts	$3,379,876	3,566,003
Interest-bearing checking accounts	1,411,142	1,514,166
Money market accounts	3,653,506	2,416,146
Savings accounts	608,380	728,641
Other time deposits	610,887	464,343
Time deposits >$250,000	355,209	276,319
Total customer deposits	10,019,000	8,965,618
Brokered Deposits - time deposits	12,599	261,911
Total deposits	$10,031,599	9,227,529
At December 31, 2023, the scheduled maturities of time deposits were as follows:

($ in thousands)
2024	$901,211
2025	41,579
2026	21,160
2027	9,175
2028	4,727
Thereafter	843
$978,695
Deposits received from executive officers and directors and their associates totaled approximately $4.6 million and $2.0 million at December 31, 2023 and 2022, respectively.
Deposit overdrafts of approximately $1.1 million and $0.8 million at December 31, 2023 and 2022 are included within "Loans" on the consolidated balance sheets.
As of December 31, 2023 and 2022, the Company held $355.2 million and $276.3 million, respectively, in time deposits of more than $250,000 (which was the FDIC insurance limit for insured deposits as of December 31, 2023). Brokered deposits were $12.6 million and $261.9 million at December 31, 2023 and 2022, respectively. Total reciprocal deposits through the Certificate of Deposit Account Registry Services ("CDARS") and Insured Cash Sweep ("ICS") were $26.6 million and $10.3 million at December 31, 2023 and 2022, respectively.
As of December 31, 2023, the estimated insured deposits totaled $6.3 billion or 63.3% of total deposits, while approximately $3.7 billion of the Company's total deposits were uninsured deposits. In addition to insured deposits, there were deposits with a balance totaling $820.9 million at December 31, 2023 which were collateralized by investment securities such that approximately 71.5% of our total deposits were insured or collateralized at that date.
The Company’s deposit portfolio is not concentrated in deposits to any single customer or to a relatively small number of customers. Additionally, management is not aware of any concentrations of deposits to classes of customers or industries that would be similarly affected by economic conditions. The following table presents the counties with the largest share of our deposit base as of December 31, 2023 and 2022. No other market area (as defined by county) comprises more than 5% of our deposit base at the dates presented.

	Percentage of Total Deposits
	2023	2022
Moore County, North Carolina	10.8%	10.9%
Buncombe County, North Carolina	7.2%	8.3%
Guilford County, North Carolina	5.0%	6.0%

Note 9. Borrowings and Borrowings Availability
The following tables presents information regarding the Company’s outstanding borrowings at December 31, 2023 (dollars are in thousands):

Description	Due Date	Call Feature	Balance at December 31, 2023	Interest Rate
FHLB Principal Reducing Credit	6/26/2028	None	$203	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	31	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	151	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	151	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	315	0.50% fixed
FHLB Fixed Rate Credit	1/16/2024	None	80,000	5.59% fixed
FHLB Fixed Rate Credit	2/27/2024	None	100,000	5.61% fixed
FHLB Fixed Rate Credit	3/20/2024	None	100,000	5.61% fixed
FRB Bank Term Funding Program	12/20/2024	None	224,000	4.85% fixed
FRB Bank Term Funding Program	12/27/2024	None	25,000	4.83% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.30% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.40% at 12/31/23 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	7.78% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	7.66% at 12/31/23 adjustable rate 3 month CME Term SOFR +2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	7.04% at 12/31/23 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company beginning 6/23/2011	8,248	7.47% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/30/2028	Continuous by Company beginning 11/30/2023	10,000	9.09% at 12/31/23 adjustable rate 3 month CME Term SOFR + 3.69%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed
Total borrowings / weighted average rate as of December 31, 2023			635,175	5.57%
Unamortized discount on acquired borrowings			(5,017)
Total borrowings			$630,158

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2022 (dollars are in thousands):

Description	Due date	Call Feature	Balance at December 31, 2022	Interest Rate
FHLB Principal Reducing Credit	7/24/2023	None	$32	1.00% fixed
FHLB Principal Reducing Credit	12/22/2023	None	912	1.25% fixed
FHLB Principal Reducing Credit	6/26/2028	None	214	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	38	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	158	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	159	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	329	0.50% fixed
FHLB Fixed Rate Credit	1/9/2023	None	50,000	4.15% fixed
FHLB Fixed Rate Credit	2/1/2023	None	80,000	4.25% fixed
FHLB Fixed Rate Credit	2/9/2023	None	50,000	4.35% fixed
FHLB Daily Rate Credit	8/23/2023	None	40,000	4.57% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	7.06% at 12/31/22 adjustable rate 3 month LIBOR +2.65%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	7.16% at 12/31/22 adjustable rate 3 month LIBOR +2.75%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	6.90% at 12/31/22 adjustable rate 3 month LIBOR + 2.15%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	6.08% at 12/31/22 adjustable rate 3 month LIBOR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	6.16% at 12/31/22 adjustable rate 3 month LIBOR + 1.39%
Total borrowings / weighted average rate as of December 31, 2022			290,918	4.82%
Unamortized discount on acquired borrowings			(3,411)
Total borrowings			$287,507

All outstanding FHLB and FRB borrowings may be accelerated immediately by the FHLB and FRB, respectively, in certain circumstances, including material adverse changes in the condition of the Company or if the Company’s qualifying collateral amounts to less than that required under the terms of the borrowing agreement.
In the above tables, at December 31, 2023, short-term borrowings (original maturity terms of less than twelve months) totaled $529.0 million and had a weighted average interest rate of 5.25%. At December 31, 2022, short-term borrowings totaled $220.9 million and had a weighted average interest rate of 4.30% .
Trust Preferred Securities in the above tables are borrowings structured as trust preferred capital securities which were issued by various unconsolidated subsidiaries of the Company as discussed in Note 1. These unsecured debt securities qualify as Tier I capital for capital adequacy requirements.
The Subordinated Debentures in the tables above are borrowings issued by GrandSouth and acquired by the Company on January 1, 2023. These unsecured debt securities qualify as Tier II capital for capital adequacy requirements.
At December 31, 2023, the Company had several sources of readily available borrowing capacity:
•A $1.3 billion line of credit with the FHLB that can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs. As of December 31, 2023, the line of credit is secured by a blanket lien on portions of the Company's real estate loan portfolio totaling approximately $2.3 billion and the Company's FHLB stock totaling $21.7 million. $280.9 million was outstanding on the line of credit at December 31, 2023 and $221.8 million was outstanding at December 31, 2022;

•A total of $265.0 million federal funds lines of credit with correspondent banks which allow the Company to purchase federal funds on an overnight, unsecured basis. None was outstanding at December 31, 2023 or 2022;
•A $294.1 million line of credit through the Federal Reserve's Bank Term Funding Program, secured by specific investment securities, with $249.0 million outstanding at December 31, 2023; and
•An approximately $561.6 million line of credit through the Federal Reserve's discount window borrowing program, which was secured at December 31, 2023 by a blanket lien on a portion of the Company’s commercial and consumer loan portfolios (excluding real estate collateral) totaling approximately$330.9 million and specific investment securities with a carrying value of $710.2 million. None was outstanding at December 31, 2023 or 2022, respectively.
At December 31, 2023, the contractual maturities of borrowings were as follows for the years ending:

($ in thousands)	FHLB Principal Reducing Credit	FHLB Fixed Rate Credit	FRB Bank Term Funding Program	Trust Preferred Securities	Subordinated Debentures	Total
2024	$—	280,000	249,000	—	—	529,000
2025	—	—	—	—	—	—
2026	—	—	—	—	—	—
2027	—	—	—	—	—	—
2028	851	—	—	—	10,000	10,851
Thereafter	—	—	—	77,324	18,000	95,324
Total	$851	280,000	249,000	77,324	28,000	635,175
Unamortized discount on acquired borrowings						(5,017)
Total borrowings						630,158
Note 10. Leases
The Company enters into leases in the normal course of business. As of December 31, 2023, the Company leased 17 branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases and the lease agreements have maturity dates ranging from January 2024 through May 2076, some of which include options for multiple five- and ten-year extensions. The Company includes lease extension options in the lease term if, after considering relevant economic, market, and strategic factors, it is reasonably certain the Company will exercise the option. The weighted average remaining life of the lease term for these leases was 19.8 years as of December 31, 2023 and 19.6 years as of December 31, 2022. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's consolidated balance sheets. The short-term lease cost for each period presented was insignificant.
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
The Company uses its incremental borrowing rate, based on for a fully collateralized loan with a maturity similar to the lease term, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.19% and 2.97% as of December 31, 2023 and 2022, respectively.

The right-of-use assets and lease liabilities were $17.1 million and $17.8 million as of December 31, 2023, respectively, and were $18.7 million and $19.4 million as of December 31, 2022, respectively.
Total operating lease expense charged to operations under all operating lease agreements was $3.1 million in 2023, $2.9 million in 2022, and $2.6 million in 2021. These expenses are recorded within noninterest expense in the "Equipment related expenses" line on the consolidated statements of income.
Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2023 for each of the five calendar years ending December 31, 2028 are as follows:

($ in thousands)
2024	$2,446
2025	1,914
2026	1,633
2027	1,359
2028	1,267
Thereafter	17,222
Total undiscounted lease payments	25,841
Less effect of discounting	(8,008)
Present value of estimated lease payments (lease liability)	$17,833

Note 11. Employee Benefit Plans
401(k) Plan
The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code ("IRC"). New employees who have met the age requirement are automatically enrolled in the plan at a 6% deferral rate. The automatic deferral can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan, not to exceed IRC limits. For each of the years ended December 31, 2023, 2022, and 2021, the Company matched 100% of the employee’s contribution up to 6%. The Company’s matching contribution expense was $6.1 million, $4.9 million, and $4.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. Although discretionary contributions by the Company are permitted by the plan, the Company did not make any such contributions in the years presented. The Company’s matching and discretionary contributions are made according to the same investment elections each participant has established for their deferral contributions.
Pension Plan
Historically, the Company offered a noncontributory defined benefit retirement plan (the “Pension Plan”) that qualified under Section 401(a) of the IRC. The Pension Plan provided for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (five highest consecutive calendar years’ earnings out of the last ten years of employment) multiplied by the employee’s years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of the average social security wage base multiplied by years of service not in excess of 35 years. Benefits were fully vested after five years of service. Effective December 31, 2012, the Company froze the Pension Plan for all participants and has not made any contributions to the Pension Plan in any year presented.
In March 2023, the Company’s Board of Directors (the "Board") approved a resolution to terminate the Pension Plan. During the second quarter of 2023, the Company commenced the Pension Plan termination process and on July 31, 2023, the Pension Plan was amended to terminate it as of that date. During the fourth quarter of 2023, the Pension Plan settled benefits through lump-sum payments of approximately $9.2 million to eligible participants electing that option and purchased annuity contracts from One America (the "Insurer") which irrevocably transferred to the Insurer approximately $19.5 million of the Pension Plan's obligations and related assets, thereby reducing the Pension Plan's obligations at December 31, 2023 to zero. The Insurer will administer all future payments to remaining participants of the Pension Plan. The Pension Plan's net funded position was sufficient to cover the lump sum payments and the purchase of the annuity contract, settling all benefit obligations with no additional funding required. As a result of this transaction, the Company recognized a one-time, non-cash pension settlement charge of $1.0 million. After the settlement of the benefit obligations and payment of expenses, the Company had excess assets in the Pension Plan of approximately $2.5 million. The Company has elected to utilize the remaining surplus after payment of final administrative expenses for future contributions under the Company’s 401(k) plan. The assets will be held in the Pension Plan trust account until the contributions are made and are included in "Other assets" on the consolidated balance sheets.
Prior to the termination of the Pension Plan, the investment objective was to ensure that there were sufficient assets to fund regular pension benefits payable to employees over the long-term life of the plan. Plan assets were allocated in a manner to closely duration-match the actuarial projected cash flows of the plan liabilities. In 2018, the Pension Plan adopted a liability-driven investment strategy to help meet the objectives. This strategy employed a structured fixed-income portfolio designed to reduce volatility in the Pension Plan’s future funding requirements and funding status. This was accomplished by using a blend of high quality corporate and government fixed-income securities, with both intermediate and long-term durations.
The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company with assistance from its independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

($ in thousands)	2023	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$30,611	41,657	44,750
Service cost	—	—	—
Interest cost	1,451	1,043	981
Actuarial gain	(1,470)	(10,286)	(2,041)
Benefits paid, including lump sums	(11,135)	(1,803)	(2,033)
Transfer to insurer	(19,457)	—	—
Accumulated benefit obligation at end of year	—	30,611	41,657
Change in plan assets
Plan assets at beginning of year	33,655	44,904	48,167
Actual return on plan assets	(547)	(9,446)	(1,230)
Employer contributions	—	—	—
Benefits paid, including lump sums	(11,135)	(1,803)	(2,033)
Transfer to insurer	(19,457)	—	—
Plan assets at end of year	2,517	33,655	44,904

Funded status at end of year (1)	$2,517	3,044	3,247
(1) - As of December 31, 2023, the Pension Plan was terminated and surplus assets were held in the Pension Plan's trust account until deployed as contributions to the Company's 401(k) Plan in 2024 and 2025.
The following table presents information regarding the amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) at December 31, 2023 and 2022, as it relates to the Pension Plan.

($ in thousands)	2023	2022
Net actuarial loss	$—	(1,497)
Prior service cost	—	—
Amount recognized in AOCI before tax effect	—	(1,497)
Tax benefit	—	344
Net amount recognized as decrease to AOCI	$—	(1,153)

The following table reconciles the beginning and ending balances of AOCI at December 31, 2023 and 2022, as it relates to the Pension Plan:

($ in thousands)	2023	2022
Accumulated other comprehensive loss at beginning of fiscal year	$(1,153)	(1,110)
Net loss arising during period	(693)	(312)
Recognition of net actuarial loss due to plan settlement	998	—
Amortization of net unrecognized actuarial loss	1,192	256
Tax (benefit) expense of changes during the year, net	(344)	13
Accumulated other comprehensive loss at end of fiscal year	$—	(1,153)
The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan for the periods presented. As noted above, there are no remaining obligations of the Pension Plan and assets at December 31, 2023 represent the surplus cash held in the Pension Plan's trust account for contributions to be made to the Company's 401(k) plan during 2024 and 2025.

($ in thousands)	2023	2022
Prepaid pension cost as of beginning of fiscal year	$4,542	4,689
Net periodic pension cost for fiscal year	(2,025)	(147)
Actual employer contributions	—	—
Prepaid pension asset as of end of fiscal year	$2,517	4,542

Net pension cost for the Pension Plan included the following components for the years ended December 31, 2023, 2022, and 2021:

($ in thousands)	2023	2022	2021
Service cost – benefits earned during the period	$—	—	—
Interest cost on projected benefit obligation	1,451	1,043	981
Expected return on plan assets	(1,616)	(1,152)	(1,059)
Net amortization and deferral	1,192	256	577
Recognized settlement loss	998	—	—
Net periodic pension cost	$2,025	147	499
The components of net periodic benefit cost other than the service cost component are included in the line item "Other operating expenses" in the consolidated statements of income.
The following assumptions were used in determining the actuarial information for the Pension Plan for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Discount rate used to determine net periodic pension cost	4.94%	2.62%	2.24%
Expected long-term rate of return on assets	4.94%	2.62%	2.24%
Discount rate used to calculate end of year liability disclosures (1)	n/a	4.94%	2.62%
(1) - As of December 31, 2023, there were no Pension Plan obligations or liabilities.
The Company’s discount rate policy for the Pension Plan is based on a calculation of the Company’s expected pension payments, with those payments discounted using the FTSE yield curve (formerly called the Citigroup Pension Index yield curve) that matches the specific expected cash flows of the Pension Plan.
As noted above, the remaining assets in the Pension Plan's trust account at December 31, 2023 represent the surplus cash held for contributions to be made to the Company's 401(k) plan during 2024 and 2025. The cash balance is held in an interest-bearing money market accounts and is considered a Level 1 fair value asset.
The Pension Plan assets at December 31, 2022 included $194.0 thousand of cash and cash equivalents which consisted of interest-bearing money market accounts and is considered a Level 1 fair value asset. The Pension Plans' Level 2 assets totaled $33.5 million and consisted of fixed income commingled funds that primarily include investments in U.S. government securities and corporate bonds. The commingled funds are valued at the net asset value ("NAV") for the units in the fund. The NAV, as provided by the Trustee, is used as practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund.

Supplemental Executive Retirement Plan
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
The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2023	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$3,521	4,660	5,982
Service cost	—	—	—
Interest cost	158	112	119
Actuarial gain	(86)	(1,006)	(1,119)
Benefits paid	(241)	(245)	(322)
Accumulated benefit obligation at end of year	3,352	3,521	4,660
Plan assets	—	—	—
Funded status at end of year	$(3,352)	(3,521)	(4,660)
The accumulated benefit obligation presented above is included in "Other liabilities" in the consolidated balance sheets at December 31, 2023 and 2022.
The following table presents information regarding the amounts recognized in AOCI at December 31, 2023 and 2022, as it relates to the SERP:

($ in thousands)	2023	2022
Net (loss) gain	$(100)	1,551
Prior service cost	—	—
Amount recognized in AOCI before tax effect	(100)	1,551
Tax benefit (expense)	23	(356)
Net amount recognized as (decrease) increase to AOCI	$(77)	1,195
The following table reconciles the beginning and ending balances of AOCI at December 31, 2023 and 2022, as it relates to the SERP:

($ in thousands)	2023	2022
Accumulated other comprehensive income at beginning of fiscal year	$1,195	838
Net gain arising during period	86	1,007
Prior service cost	—	—
Amortization of unrecognized actuarial loss	(1,737)	(544)
Tax benefit (expense) related to changes during the year, net	379	(106)
Accumulated other comprehensive (loss) income at end of fiscal year	$(77)	1,195

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2023	2022
Accrued liability as of beginning of fiscal year	$(5,071)	(5,748)
Net periodic pension cost for fiscal year	1,579	432
Benefits paid	241	245
Accrued liability as of end of fiscal year	$(3,251)	(5,071)
Net pension cost for the SERP included the following components for the years ended December 31, 2023, 2022, and 2021:

($ in thousands)	2023	2022	2021
Service cost – benefits earned during the period	$—	—	—
Interest cost on projected benefit obligation	158	112	119
Amortization of net actuarial (loss) gain	(1,737)	(544)	15
Net periodic pension cost	$(1,579)	(432)	134
The components of net periodic benefit cost other than the service cost component are included in the line item "Other operating expenses" in the consolidated statements of income.
The following table is an estimate of the benefits that will be paid in accordance with the SERP for each of the five calendar years ending December 31, 2027 and thereafter:

($ in thousands)	Estimated benefit payments
2024	$240
2025	278
2026	280
2027	298
2028	288
2029-2033	1,322
The following assumptions were used in determining the actuarial information for the SERP for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Discount rate used to determine net periodic pension cost	4.90%	2.48%	2.04%
Discount rate used to calculate end of year liability disclosures	4.68%	4.90%	2.48%
The Company’s discount rate policy for the SERP is to use the FTSE yield curve that matches the expected cash flows of the SERP.

Note 12. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the financial statements. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. Commitments may expire without being used. The following table presents the Company’s outstanding loan commitments, including credit cards, at December 31, 2023 and December 31, 2022.

	December 31, 2023			December 31, 2022
($ in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Loan commitments	$442,916	179,934	622,850	681,486	211,071	892,557
Unused lines of credit	407,521	1,417,250	1,824,771	273,244	1,194,575	1,467,819
Total	$850,437	1,597,184	2,447,621	954,730	1,405,646	2,360,376
In addition to loan commitments, at December 31, 2023 and 2022, the Company had $20.6 million and $20.2 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a stand-alone obligation made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree.
The Company maintains an allowance for unfunded loan commitments which is included in "Other liabilities" in the consolidated balance sheets. The allowance for unfunded loan commitments is determined as part of the quarterly ACL analysis.
The Company also periodically invests in limited partnerships and LLCs primarily for the purposes of fulfilling CRA requirements and obtaining tax credits. As of December 31, 2023, the Company had a remaining funding commitments of $26.3 million related to these investments.
The Company, in the normal course of business, may be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company.
Note 13. Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to certain risk arising from both its business operations and economic conditions. As an element of its risk management strategies, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. To accommodate customers, the Company may enter into interest rate swaps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program.
At December 31, 2023, the Company's derivative financial instruments consist entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
The Company's derivative instruments are carried at fair value and included in "Other assets" for derivatives with positive fair values and "Other liabilities" for derivatives with negative fair values on the consolidated balance sheets.
The table below presents the fair value of Company’s derivative financial instruments as of the date indicated.

	As of December 31, 2023
		Fair Value
($ in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments:
Customer interest rate contracts	$13,000	$295	—
Offsetting counterparty interest rate contracts	13,000	—	349
Total derivatives not designated as hedging instruments		$295	349
The table below presents the gains and losses recognized in income related to derivative financial instruments that are not designated as hedging instruments. Gains and losses on interest rate swap undesignated hedges are included in "Other gains, net" on the consolidated statements of income for the date indicated.

Gains (Losses)
($ in thousands)	Year Ended December 31, 2023
Customer interest rate swaps and counterparty offsets	$(54)
Total	$(54)
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2023. The Company’s interest rate swaps are subject to master netting arrangements between the Company and its counterparties, however, the Company has not made a policy election to offset its derivative positions. The interest rate swaps with borrowers are cross collateralized with the underlying loan and, therefore, there is no posted collateral. Interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position.

As of December 31, 2023	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swaps	$295	—	295	—	—	295

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swaps	$349	—	349	—	330	19
The commitments to originate residential mortgage loans and forward loan sales commitments are freestanding derivative instruments which were immaterial at December 31, 2023 and 2022.
Credit-risk-related Contingent Features
The Company's agreements with its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default on its derivative obligations, including if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. The Company has provisions in its derivative counterparty agreement providing that if the Company fails to maintain its status as a well-capitalized institution or is subject to a prompt corrective action directive, the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.
The Company manages its credit exposure on derivative transactions by entering into a bilateral credit support agreement with each non-customer counterparty. The credit support agreement requires collateralization of exposure beyond specified minimum threshold amounts. As of December 31, 2023, the fair value of derivatives in a net liability position, including accrued interest, was $349 thousand. As of December 31, 2023, the Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $330 thousand.

Note 14. Fair Value of Financial Instruments
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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2023.

Description of Financial Instruments ($ in thousands)	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
US Treasury securities	$172,570	—	172,570	—
Government-sponsored enterprise securities	60,266	—	60,266	—
Mortgage-backed securities	1,937,784	—	1,937,784	—
Corporate bonds	18,759	—	18,759	—
Total available for sale securities	2,189,379	—	2,189,379	—

Derivative financial assets	295	—	295	—

Presold mortgages in process of settlement	2,667	—	2,667	—

Derivative financial liabilities	349	—	349	—

Nonrecurring
Individually evaluated loans	1,953	—	—	1,953
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2022.

Description of Financial Instruments ($ in thousands)	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
US Treasury securities	$168,758	—	168,758	—
Government-sponsored enterprise securities	57,456	—	57,456	—
Mortgage-backed securities	2,045,000	—	2,045,000	—
Corporate bonds	43,279	—	43,279	—
Total available for sale securities	2,314,493	—	2,314,493	—

Presold Mortgages in process of settlement	1,282	—	1,282	—

Nonrecurring
Impaired loans	9,590	—	—	9,590
Foreclosed real estate	38	—	—	38
The following is a description of the valuation methodologies used for instruments measured at fair value.
Securities Available for Sale — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy. Most of the fair values for the Company’s Level 2 securities are determined by the Company's third-party bond accounting provider using matrix pricing. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. For the Company, Level 2 securities include mortgage-backed securities, commercial mortgage-backed obligations, government-sponsored enterprise securities, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities may be classified within Level 3 of the hierarchy.

The Company reviews the pricing methodologies utilized by the bond accounting provider to ensure the fair value determination is consistent with the applicable accounting guidance and that the investments are properly classified in the fair value hierarchy.
Presold Mortgages in Process of Settlement - The fair value is based on the committed price that an investor has agreed to pay for the loan which is considered a Level 2 input.
Derivative financial assets and liabilities - The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These are considered a Level 2 input.
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
For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2023, the significant unobservable inputs used in the fair value measurements were as presented in the tables below.

($ in thousands)	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$1,953	Appraised value	Discounts applied for estimated costs to sell	10%
For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

($ in thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$5,680	Appraised value	Discounts applied for estimated costs to sell	10%
Individually evaluated loans - valued at PV of expected cash flows	3,910	PV of expected cash flows	Discount rates used in the calculation of PV of expected cash flows	5.5% - 11.1% (6.76%)
Foreclosed real estate	38	Appraised value	Discounts applied for estimated costs to sell	10%

In the above tables, weighted average discounts were calculated on relative fair value for underlying loans based on the range of discount rates applied. The discount applied for estimated costs to sell collateral on individually evaluated loans was 10%.

The carrying amounts and estimated fair values of financial instruments not carried at fair value as of December 31, 2023 and 2022 are as follows:

		December 31, 2023		December 31, 2022
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$100,891	100,891	101,133	101,133
Due from banks, interest-bearing	Level 1	136,964	136,964	169,185	169,185
Securities held to maturity	Level 2	533,678	449,623	541,700	432,528
Total loans, net of allowance	Level 3	8,040,249	7,379,079	6,574,178	6,240,870
Accrued interest receivable	Level 1	37,351	37,351	29,710	29,710
Bank-owned life insurance	Level 1	183,897	183,897	164,592	164,592
SBA servicing asset	Level 3	3,351	4,049	4,004	4,721

Demand deposits, money market and savings	Level 1	9,052,905	9,052,905	8,224,956	8,224,956
Time deposits	Level 2	978,694	972,513	1,002,573	993,989
Borrowings	Level 2	630,158	615,614	287,507	277,146
Accrued interest payable	Level 1	5,699	5,699	2,738	2,738
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
Note 15. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $4.6 million, $3.0 million, and $2.3 million for the years ended December 31, 2023, 2022, and 2021, respectively, include in "Total personnel expense" on the accompanying consolidated statements of income. The Company recognized $1.1 million, $0.7 million, and $0.5 million of income tax benefits related to stock-based compensation expense in its income statement for the years ended December 31, 2023, 2022, and 2021, respectively.
At December 31, 2023, the sole equity-based compensation plan for the Company is the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of December 31, 2023, the Equity Plan had 205,498 shares remaining available for grant.
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
Certain of the Company’s equity grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for each incremental award. Compensation expense is based on the estimated number of stock awards that will ultimately vest. Over the past five years, there have been insignificant amounts of forfeitures, and therefore the Company assumes that all awards granted with service conditions will vest. The Company recognizes forfeitures as they occur.
In addition to employee equity awards, the Company's practice is to grant unrestricted common shares to each non-employee director (currently 14 in total) in June of each year. These grants were each valued at approximately $37,500 in 2023 and $32,000 in 2022. Compensation expense associated with these director awards is recognized on the date of the award since there are no vesting conditions. On June 1, 2023, the Company granted 17,094 shares of common stock to non-employee directors (1,221 shares per director), at a fair market value of $30.69 per share, which was the closing price of the Company’s common stock on that date, which resulted in $525,000 in expense. On June 1, 2022, the Company granted 10,344 shares of common stock to non-employee directors (862 shares per director), at a fair market value of $37.12 per share, which was the closing price of the Company’s common stock on that date, which resulted in $384,000 in expense. The expense associated with director grants is classified as "Other operating expense" in the consolidated statements of income.
The following table presents information regarding the activity during 2021, 2022, and 2023 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	172,105	$33.80
Granted during the period	104,414	40.56
Vested during the period	(63,369)	39.82
Forfeited or expired during the period	(6,819)	37.32

Nonvested at December 31, 2021	206,331	35.25
Granted during the period	95,960	38.09
Vested during the period	(70,110)	36.69
Forfeited or expired during the period	(9,169)	32.62

Nonvested at December 31, 2022	223,012	36.14
Granted during the period	143,380	37.08
Vested during the period	(74,310)	29.43
Forfeited or expired during the period	(791)	37.88

Nonvested at December 31, 2023	291,291	38.01
The total fair value of shares vested during 2023, 2022 and 2021 was $2.2 million, $2.6 million and $2.5 million, respectively. Total unrecognized compensation expense as of December 31, 2023 amounted to $5.0 million with a weighted average remaining term of 1.8 years. The Company expects to record $3.3 million of compensation expense in the next twelve months related to these nonvested awards that are outstanding at December 31, 2023.
As discussed in Note 2, in conjunction with the GrandSouth acquisition, GrandSouth common stock options outstanding at January 1, 2023 became fully vested under the change in control provisions in the GrandSouth option plans and were converted into replacement options to acquire 0.91 shares of the Company's common stock. The Company issues new shares of common stock when options are exercised.

Stock option activity and related information is presented below as of and for the periods indicated:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2023	—	—
Replacement options issued in conjunction with acquisition of GrandSouth	542,345	20.14
Exercised during the period	(236,760)	19.09
Forfeited or expired during the period	—	—

Outstanding at December 31, 2023	305,585	20.95	5.74	$4,907

Exercisable at December 31, 2023	305,585	20.95	5.74	$4,907
Stock options outstanding are summarized as follows as of December 31, 2023:

Shares	Range	Weighted Average Price	Weighted Average Remaining Life in Years
77,857	$13.79 - 18.18	15.69	3.51
120,500	$18.19	18.19	5.48
107,228	$18.20 - 31.32	27.88	7.64
305,585		20.95	5.74
The fair value of the replacement options issued in conjunction with the GrandSouth acquisition as of January 1, 2023 was measured using the Black-Scholes option pricing model. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted:

For the twelve months ended
December 31, 2023
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
At December 31, 2023, the Company had no unrecognized compensation expense related to stock options. All unexercised options expire ten years after the applicable original grant dates under the GrandSouth stock option plan.
Note 16. Shareholders’ Equity
Rabbi Trust Obligations
With the acquisition of Carolina Bank in March 2017, the Company assumed a deferred compensation plan structured as a Rabbi Trust for certain members of Carolina Bank’s board of directors that is fully funded by Company common stock, which was valued at $7.7 million on the date of acquisition. Subsequent to this acquisition, approximately $6.8 million of the deferred compensation has been paid to the plan participants. The balances of the related asset and liability were $1.4 million and $1.6 million at December 31, 2023 and December 31, 2022, respectively, both of which are presented as components of shareholders’ equity.

Stock Repurchases
Pursuant to authorizations by the Company's Board, the Company from time to time has repurchased shares of common stock in private transactions and in open-market purchases. The Company did not repurchase any shares of the Company's common stock during either 2023 or 2022. As of December 31, 2023, there was no share repurchase program in place.
Note 17. Earnings Per Share
The following is a reconciliation of the income (numerator) and shares (denominator) used in computing Basic and Diluted EPS:

	For Years Ended December 31,
	2023			2022			2021
($ in thousands except per share amounts)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$104,131			$146,936			$95,644
Less: income allocated to participating securities	(685)			(779)			(483)
Basic EPS per common share	$103,446	40,746,772	$2.54	$146,157	35,485,620	$4.12	$95,161	29,876,151	$3.19

Diluted EPS:
Net income	$104,131	40,746,772		$146,936	35,485,620		$95,644	29,876,151
Effect of Dilutive Securities	—	418,062		—	189,110		—	151,634
Diluted EPS per common share	$104,131	41,164,834	$2.53	$146,936	35,674,730	$4.12	$95,644	30,027,785	$3.19

For the year ended December 31, 2023, there were no options that were anti-dilutive. There were no outstanding options in other year presented.

Note 18. Accumulated Other Comprehensive Income (Loss)
The components of AOCI for the Company are as follows:

($ in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Unrealized loss on securities available for sale	$(400,720)	(444,063)	(32,067)
Deferred tax asset	92,767	102,046	7,369
Net unrealized loss on securities available for sale	(307,953)	(342,017)	(24,698)

Postretirement plans (liability) asset	(100)	54	(353)
Deferred tax asset (liability)	23	(12)	81
Net postretirement plans (liability) asset	(77)	42	(272)

Total accumulated other comprehensive loss	$(308,030)	(341,975)	(24,970)

The following table discloses the changes in AOCI for the years ended December 31, 2023, 2022, and 2021 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans (Liability) Asset	Total
Beginning balance at January 1, 2021	$15,749	(1,399)	14,350

Other comprehensive (loss) income before reclassifications	(41,400)	671	(40,729)
Amounts reclassified from accumulated other comprehensive income	953	456	1,409
Net current-period other comprehensive (loss) income	(40,447)	1,127	(39,320)

Ending balance at December 31, 2021	(24,698)	(272)	(24,970)

Other comprehensive (loss) income before reclassifications	(317,319)	536	(316,783)
Amounts reclassified from accumulated other comprehensive income	—	(222)	(222)
Net current-period other comprehensive (loss) income	(317,319)	314	(317,005)

Ending balance at December 31, 2022	(342,017)	42	(341,975)

Other comprehensive income (loss) before reclassifications	34,064	(466)	33,598
Amounts reclassified from accumulated other comprehensive income	—	347	347
Net current-period other comprehensive income (loss)	34,064	(119)	33,945

Ending balance at December 31, 2023	$(307,953)	(77)	(308,030)

Amounts reclassified from AOCI for Unrealized Gain (Loss) on Securities AFS represent realized securities gains or losses, net of tax effects. Amounts reclassified from AOCI for Postretirement Plans Asset (Liability) represent amortization of amounts included in AOCI, net of taxes, and are recorded in the "Other operating expenses" line item of the consolidated statements of income.
Note 19. Regulatory Restrictions
The Company is regulated by the Federal Reserve and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Reserve and the North Carolina Commissioner of Banks.
The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized”). As of December 31, 2023, approximately $1.1 billion of the Company’s investment in the Bank was restricted as to transfer to the Company without obtaining prior regulatory approval.
There was no average reserve balance requirement under the requirements of the Federal Reserve at December 31, 2023.
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

The Company’s and the Bank’s respective regulatory capital ratios as of December 31, 2023 and 2022, along with the minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action in effect at such times are presented below. There are no conditions or events since year-end that management believes have changed the Company’s or the Bank's classification.

	Actual		Fully Phased-In Regulatory Guidelines Minimum		To Be Well Capitalized Under Current Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2023
Common Equity Tier I Capital Ratio
Company	$1,187,027	13.20%	629,376	7.00%	N/A	N/A
Bank	1,291,074	14.36%	629,256	7.00%	584,309	6.50%
Total Capital Ratio
Company	1,397,502	15.54%	944,064	10.50%	N/A	N/A
Bank	1,403,551	15.61%	943,884	10.50%	898,938	10.00%
Tier I Capital Ratio
Company	1,257,834	13.99%	764,242	8.50%	N/A	N/A
Bank	1,291,074	14.36%	764,097	8.50%	719,150	8.00%
Leverage Ratio
Company	1,257,834	10.91%	461,312	4.00%	N/A	N/A
Bank	1,291,074	11.20%	461,248	4.00%	576,560	5.00%

As of December 31, 2022
Common Equity Tier I Capital Ratio
Company	$1,010,369	13.02%	543,403	7.00%	N/A	N/A
Bank	1,077,526	13.88%	543,301	7.00%	504,494	6.50%
Total Capital Ratio
Company	1,171,084	15.09%	815,104	10.50%	N/A	N/A
Bank	1,174,634	15.13%	814,951	10.50%	776,144	10.00%
Tier I Capital Ratio
Company	1,073,958	13.83%	659,846	8.50%	N/A	N/A
Bank	1,077,526	13.88%	659,723	8.50%	620,915	8.00%
Leverage Ratio
Company	1,073,958	10.51%	408,623	4.00%	N/A	N/A
Bank	1,077,526	10.55%	408,569	4.00%	510,712	5.00%

Note 20. Revenue from Contracts with Customers
All of the Company’s revenues that are in the scope of ASC Topic 606: Revenue from Contracts with Customers (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for years ended December 31, 2023, 2022, and 2021. Items outside the scope of ASC 606 are noted as such.

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Noninterest income in-scope of ASC 606:
Service charges on deposit accounts	$16,800	15,523	12,317
Other service charges, commissions, and fees:
Bankcard Interchange income, net	9,319	14,996	17,323
Other service charges and fees	6,405	5,683	4,352
Commissions from sales of insurance and financial products:
Insurance income	—	—	2,725
Wealth management income	5,503	5,195	4,160
SBA consulting fees	1,803	2,608	7,231
Noninterest income (in-scope of ASC 606)	39,830	44,005	48,108
Noninterest income (out-of-scope of ASC 606)	17,660	23,980	25,503
Total noninterest income	$57,490	67,985	73,611
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
Other service charges, commissions, and fees: The Company earns interchange income on its customers’ debit and credit card usage and earns fees from other services utilized by its customers. "Bankcard interchange income" is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as MasterCard. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange fees are offset with interchange expenses and are presented on a net basis. "Other service charges and fees" includes revenue from processing wire transfers, bill pay service, cashier’s checks, ATM surcharge fees, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
Commissions from the sale of insurance and financial products: The Company earns commissions from the sale of wealth management products and also earned commissions from the sale of insurance policies until the sale of First Bank Insurance Services on June 30, 2021.
Wealth management income primarily consists of commissions received on financial product sales, such as annuities. The Company’s performance obligation is generally satisfied upon the issuance of the financial product. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company also earns some fees from asset management, which is billed quarterly and due upon billing for services rendered in the most recent period, for which the performance obligation has been satisfied.
Insurance income, which was earned by the Company until June 30, 2021, generally consisted of commissions from the sale of insurance policies and performance-based commissions from insurance companies. The Company recognized commission income from the sale of insurance policies when it acted as an agent between the insurance company and the policyholder. The Company’s performance obligation was generally satisfied upon the issuance of the insurance policy and is due upon billing.
SBA Consulting fees: The Company earns fees for its consulting services related to the origination of SBA loans. Fees are based on a percentage of the dollar amount of the originated loans and are recorded when the performance obligation has been satisfied and are due upon billing.
The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.
Note 21. Supplementary Income Statement Information
Components of other noninterest income or noninterest expense exceeding 1% of total revenue for any of the years ended December 31, 2023, 2022, and 2021 are as follows:

($ in thousands)	2023	2022	2021
Total revenue threshold (1%)	$5,462	4,089	3,295
Noninterest income:
Other service charges, commissions, and fees – interchange fees, net	$9,319	14,996	17,323
Noninterest expense:
Other operating expenses – software costs	8,717	6,064	5,315
Other operating expenses – data processing expense	8,733	7,535	5,959
Other operating expenses – credit card rewards expense	3,841	547	3,431
Other operating expenses – FDIC insurance expense	6,982	2,913	2,332
Note 22. Condensed Parent Company Information
Condensed financial data for the Company (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2023	2022
Assets
Cash on deposit with bank subsidiary	$4,597	5,611
Investment in subsidiaries	1,478,750	1,100,829
Premises and equipment	7	7
Other assets	379	22
Total assets	$1,483,733	1,106,469

Liabilities and shareholders’ equity
Subordinated debt	$27,177	—
Trust preferred securities	73,130	65,665
Other liabilities	11,046	9,208
Total liabilities	111,353	74,873
Shareholders’ equity	1,372,380	1,031,596
Total liabilities and shareholders’ equity	$1,483,733	1,106,469

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2023	2022	2021
Interest income	$116	48	24
Dividends from subsidiaries	32,700	17,400	25,300
Total income	32,816	17,448	25,324

Interest expense	7,945	2,926	1,455
Other expenses	2,057	1,693	5,345
Total expense	10,002	4,619	6,800

Income before income taxes and equity in undistributed income of subsidiaries	22,814	12,829	18,524
Income tax benefit	(2,076)	(960)	(1,423)
Income before equity in undistributed income of subsidiaries	24,890	13,789	19,947
Equity in undistributed income of subsidiaries	79,241	133,147	75,697
Net income	$104,131	146,936	95,644

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2023	2022	2021
Operating Activities:
Net income	$104,131	146,936	95,644
Equity in undistributed earnings of subsidiaries	(79,241)	(133,147)	(75,697)
(Increase) decrease in other assets	(604)	4,055	3,924
Increase (decrease) in other liabilities	1,741	642	(859)
Net cash provided by operating activities	26,027	18,486	23,012
Investing Activities:
Net cash received in acquisitions	4,123	—	7,379
Net cash provided by investing activities	4,123	—	7,379
Financing Activities:
Payment of common stock cash dividends	(34,940)	(30,660)	(22,228)
Repurchases of common stock	—	—	(4,036)
Proceeds from stock option exercises	4,519	—	—
Stock withheld for payment of taxes	(743)	(840)	(786)
Net cash used in financing activities	(31,164)	(31,500)	(27,050)
Net (decrease) increase in cash	(1,014)	(13,014)	3,341
Cash, beginning of year	5,611	18,625	15,284
Cash, end of year	$4,597	5,611	18,625

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
First Bancorp
Southern Pines, North Carolina
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of First Bancorp (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2024 expressed an adverse opinion thereon.
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
Allowance for Credit Losses
As described in Notes 1 and 4 to the Company's consolidated financial statements, the Company had a gross loan portfolio of approximately $8.2 billion and related allowance for credit losses of approximately $109.9 million as of December 31, 2023. The allowance for credit losses consists of quantitative and qualitative components. The Company considers historical default and loss experience, current and projected economic conditions, asset quality trends, and known and inherent risks in the portfolio to develop the quantitative component. This quantitative component is then adjusted for qualitative risk factors that involve management assessments and subjective assumptions that require a high degree of management’s judgment.

We identified management’s judgments and assumptions used in the determination of the qualitative factors as described in Note 1 and the selection of the appropriate macroeconomic forecasts to be used in the reasonable and supportable forecast period of the allowance for credit losses as a critical audit matter. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the subjective nature of management’s qualitative assessment, inherent uncertainty involved in forecasting, and the nature and extent of audit effort required to address these matters, including the extent of specialized skills and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness of management’s significant judgments and assumptions related to the determination of the qualitative factors for collectively evaluated loans by assessing consistent application of evaluation and conclusions reached, including consideration of contradictory evidence.
•Evaluating the relevance and reliability of data used in determining the qualitative factors by comparing the data to internally developed and third-party sources, and other audit evidence gathered.
•Utilizing personnel with specialized skill and knowledge with evaluating the reasonableness of the macroeconomic forecasts used in the reasonable and supportable forecast period by comparing to third-party sources.
Acquisition of GrandSouth Bancorporation
As described in Note 2 to the Company’s consolidated financial statements, the Company completed its acquisition of GrandSouth Bancorporation on January 1, 2023, for a total purchase consideration of $229.5 million, with total assets acquired of $1.2 billion, liabilities assumed of $1.1 billion and resulting goodwill of $114.5 million. Determination of the acquisition date fair values of the assets acquired and liabilities assumed requires the Company to make significant estimates and assumptions. In determining the fair values of loans acquired, the Company must determine projected prepayment and discount rates, among other assumptions.
We identified the determination of the projected prepayment and discount rate assumptions in the valuation of loans acquired as a critical audit matter. Auditing these significant assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including evaluating the appropriateness of the market data selected and use of specialized skill and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Testing the completeness and accuracy of the loan level data utilized in the valuation of the acquisition date fair value of loans acquired by (i) evaluating the reliability of data utilized in the valuation of loans acquired and (ii) confirming loan level data with borrowers on a sample basis, and agreeing loan level data to supporting documentation.
•Utilizing personnel with specialized skill and knowledge in valuation of loans to assist with evaluation of projected prepayment and discount rate assumptions used in the valuation of the loans acquired. This includes utilizing information obtained from market sources to test the assumptions and identify potential sources of disconfirming information.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2019.
Philadelphia, Pennsylvania
February 28, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
First Bancorp
Southern Pines, North Carolina

Opinion on Internal Control over Financial Reporting
We have audited First Bancorp’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to maintain effective information technology general controls in the areas of user access management and segregation of duties, within an application supporting the Company’s accounting and reporting processes, has been identified. As a result, many of the Company’s manual controls dependent upon the information derived from this information technology application were also ineffective, as segregation of duties was not appropriately designed. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated February 28, 2024 on those financial statements.

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

/s/ BDO USA, P.C.
Philadelphia, Pennsylvania
February 28, 2024

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the SEC is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure. Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, due to the material weakness in the Company's internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of December 31, 2023.
However, after giving full consideration to the material weakness described below, and based on a number of other factors, including the measures implemented prior to December 31, 2023 to remediate the material weakness in internal control over financial reporting and the performance of procedures by management designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure, management has concluded that the consolidated financial statements included in this Report present fairly, in all material respects, the Company’s financial position, the results of its operations and its cash flows for each of the periods presented in conformity with GAAP and that disclosures to be made about material information required to be included in our periodic reports with the SEC were made timely and properly included in the Report.
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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the "Framework"). Based on management’s evaluation under the Framework, management of the Company has concluded the Company's internal controls over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, was not effective as of December 31, 2023 because of the material weakness in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness related to information technology general controls in the area of user access management within an application supporting the Company’s accounting and reporting processes which resulted in certain segregation of duties conflicts. As such, certain of the Company’s manual business process controls dependent upon the information derived from this application were also ineffective.
Plan for Remediation of Material Weakness
The Company and its Board of Directors are committed to maintaining a strong internal control environment. During the fourth quarter of 2023, management identified a control deficiency that constituted a material weakness as of December 31, 2023. Management evaluated the material weakness described above and the following measures were implemented during the fourth quarter and in place prior to December 31, 2023:
•Privileged administrative access to the application was removed for finance department personnel.
•Additional control design enhancements were implemented for user access provisioning, modification, and removals from the application to ensure all access changes to the application are subject to formal documentation and approval.
In addition to the actions taken during the fourth quarter of 2023, management is continuing to implement a remediation plan to enhance the design of information technology general controls. Specifically, management will take the following additional measures to further ensure its controls and procedures are operating effectively:
•Ongoing monitoring of enhanced user provisioning controls.
•Evaluation of resources of finance department, and enhancement of resources and procedures as necessary to ensure proper segregation of duties within applications that support financial reporting processes.
While management has taken steps towards implementing remediation plans, several of which occurred prior to December 31, 2023, the material weakness will not be considered fully remediated until the controls have operated effectively, as evidenced through testing, for a sufficient amount of time.
BDO USA, P.C., an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2023, and audited the Company’s effectiveness of internal controls over financial reporting as of December 31, 2023, as stated in its reports, which are included in Item 8 hereof.
Changes in Internal Controls
Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting

Item 9B. Other Information
Trading Arrangements of Section 16 Reporting Persons.
During the quarter ended December 31, 2023, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.
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
Awards Made To Named Executive Officers
During the fiscal year ended December 31, 2023, the Company did not award an option or other right to purchase or acquire its common shares during any period beginning four business days before the filing of a periodic report on Form 10-Q or the filing or furnishing of a report on Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such a report to any the Company’s “named executive officers” (as such persons are specified in the Company’s Proxy Statements for its 2022 or 2023 Annual Meeting of Shareholders).
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
Additional Information Regarding the Registrant’s Equity Compensation Plans
At December 31, 2023, the Company had one equity-based compensation plan, under which new grants of equity-based awards are possible.
The following table presents information as of December 31, 2023 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity-based compensation plan. At December 31, 2023, the Company had no options, warrants or rights outstanding under any compensation plans.

	As of December 31, 2023
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	305,585	$20.95	205,498
Equity compensation plans not approved by security holders	—	—	—
Total	305,585	$20.95	205,498
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
Form of First Amendment to Employment and Change of Control Agreement entered into effective November 6, 2023 with each of its named executive officers was filed as Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and is incorporated herein by reference. (*)

21	List of Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm, BDO USA, P.C.
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Excess Incentive Compensation Recovery Policy dated October 23, 2023
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

__________________

(b)	Exhibits - see (a)(3) above.
(c)	No financial statement schedules are filed herewith.
Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Chief Financial Officer, 300 SW Broad Street, Southern Pines, North Carolina, 28387.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southern Pines, and State of North Carolina, on February 28, 2024.

First Bancorp
By: /s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers
/s/ Richard H. Moore	/s/ Elizabeth B. Bostian	/s/ Blaise B. Buczkowski
Richard H. Moore Chief Executive Officer & Chairman of the Board	Elizabeth B. Bostian Executive Vice President & Chief Financial Officer	Blaise B. Buczkowski Executive Vice President & Chief Accounting Officer
February 28, 2024	February 28, 2024	February 28, 2024

Board of Directors
/s/ James C. Crawford, III		/s/ Richard H. Moore
James C. Crawford, III Lead Independent Director Director		Richard H. Moore Chairman of the Board Director

February 28, 2024		February 28, 2024

/s/ Mary Clara Capel		/s/ Carlie C. McLamb, Jr.
Mary Clara Capel Director		Carlie C. McLamb, Jr. Director
February 28, 2024		February 28, 2024

/s/ Suzanne DeFerie		/s/ Dexter V. Perry
Suzanne DeFerie Director		Dexter V. Perry Director
February 28, 2024		February 28, 2024

/s/ Abby J. Donnelly		/s/ J. Randolph Potter
Abby J. Donnelly Director		J. Randolph Potter Director
February 28, 2024		February 28, 2023

/s/ Mason Y. Garrett		/s/ O. Temple Sloan, III
Mason Y. Garrett Director		O. Temple Sloan, III Director
February 28, 2023		February 28, 2024

/s/ John B. Gould		/s/ Frederick L. Taylor II
John B. Gould Director		Frederick L. Taylor II Director
February 28, 2024		February 28, 2024

/s/ Michael G. Mayer		/s/ Virginia C. Thomasson
Michael G. Mayer Director		Virginia C. Thomasson Director
February 28, 2024		February 28, 2024

/s/ John W. McCauley		/s/ Dennis A. Wicker
John W. McCauley Director		Dennis A. Wicker Director
February 28, 2024		February 28, 2024