Form 10-Q
period 2024-03-31
FIRST BANCORP /NC/
filed 2024-05-08
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on April 30, 2024 was 41,170,211.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index
FORWARD-LOOKING STATEMENTS
Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, geopolitical influences and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2023 Annual Report on Form 10-K ("2023 Annual Report") and Item 1A of Part II of this report.

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands - unaudited)	March 31, 2024	December 31, 2023
Assets
Cash and due from banks, noninterest-bearing	$87,181	100,891
Due from banks, interest-bearing	266,661	136,964
Total cash and cash equivalents	353,842	237,855

Securities available for sale	2,088,483	2,189,379
Securities held to maturity (fair values of $436,655 at March 31, 2024 and $449,623 at December 31, 2023)	525,627	533,678
Presold mortgages in process of settlement	6,703	2,667

Loans	8,076,506	8,150,102
Allowance for credit losses on loans	(110,067)	(109,853)
Net loans	7,966,439	8,040,249

Premises and equipment, net	150,546	150,957
Operating right-of-use lease assets	16,551	17,063
Accrued interest receivable	35,147	37,351
Goodwill	478,750	478,750
Other intangible assets, net	30,886	32,858
Bank-owned life insurance	185,061	183,897
Other assets	253,562	210,238
Total assets	$12,091,597	12,114,942

Liabilities
Deposits: Noninterest-bearing deposits	$3,362,265	3,379,876
Interest-bearing deposits	6,941,046	6,651,723
Total deposits	10,303,311	10,031,599
Borrowings	332,335	630,158
Accrued interest payable	9,847	5,699
Operating lease liabilities	17,343	17,833
Other liabilities	52,662	57,273
Total liabilities	10,715,498	10,742,562

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none as of March 31, 2024 and December 31, 2023	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 41,156,286 shares and 41,109,987 shares as of March 31, 2024 and December 31, 2023, respectively	965,429	963,990
Retained earnings	732,643	716,420
Stock in rabbi trust assumed in acquisition	(1,396)	(1,385)
Rabbi trust obligation	1,396	1,385
Accumulated other comprehensive loss	(321,973)	(308,030)
Total shareholders’ equity	1,376,099	1,372,380
Total liabilities and shareholders’ equity	$12,091,597	12,114,942
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended March 31,
($ in thousands, except share data - unaudited)	2024	2023
Interest Income
Interest and fees on loans	$109,756	99,380
Interest on investment securities:
Taxable interest income	12,728	13,416
Tax-exempt interest income	1,117	1,130
Other, principally overnight investments	2,971	3,248
Total interest income	126,572	117,174

Interest Expense
Interest on deposits	39,135	18,918
Interest on borrowings	8,205	5,770
Total interest expense	47,340	24,688
Net interest income	79,232	92,486
Provision for credit losses	1,200	12,502
Net interest income after provision for credit losses	78,032	79,984

Noninterest Income
Service charges on deposit accounts	3,868	3,894
Other service charges, commissions and fees	5,612	5,920
Presold mortgage loan fees and gains on sale	338	406
Commissions from sales of financial products	1,320	1,306
SBA consulting fees	257	521
SBA loan sale gains	895	255
Bank-owned life insurance income	1,164	1,046
Securities losses, net	(975)	—
Other gains, net	459	188
Total noninterest income	12,938	13,536

Noninterest Expense
Salaries	27,642	29,321
Employee benefits	6,269	6,393
Total personnel expense	33,911	35,714
Occupancy expense	3,663	3,688
Equipment related expenses	1,925	1,379
Merger and acquisition expenses	—	12,182
Intangibles amortization	1,759	2,145
Other operating expenses	17,929	19,067
Total noninterest expenses	59,187	74,175

Income before income taxes	31,783	19,345
Income tax expense	6,511	4,184
Net income	$25,272	15,161

Earnings per common share:
Basic	$0.61	0.37
Diluted	0.61	0.37

Weighted average common shares outstanding:
Basic	40,843,865	40,583,417
Diluted	41,249,636	41,112,692
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
($ in thousands - unaudited)	2024	2023

Net income	$25,272	15,161
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period, pretax	(19,143)	35,333
Tax benefit (expense)	4,432	(7,425)
Reclassification to realized losses	975	—
Tax expense	(226)	—
Postretirement Plans:
Amortization of unrecognized net actuarial losses	25	44
Tax benefit	(6)	(11)
Other comprehensive (loss) income	(13,943)	27,941
Comprehensive income	$11,329	43,102
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended March 31, 2023
Balances, January 1, 2023	35,704	$725,153	648,418	(1,585)	1,585	(341,975)	1,031,596
Net income			15,161				15,161
Cash dividends declared ($0.22 per common share)			(9,006)				(9,006)
Change in Rabbi Trust Obligation				(23)	23		—
Equity issued related to acquisition	5,033	229,489					229,489
Stock option exercises	170	3,215					3,215
Stock-based compensation	80	1,565					1,565
Other comprehensive income (loss)						27,941	27,941
Balances, March 31, 2023	40,987	$959,422	654,573	(1,608)	1,608	(314,034)	1,299,961

Three Months Ended March 31, 2024
Balances, January 1, 2024	41,110	$963,990	716,420	(1,385)	1,385	(308,030)	1,372,380
Net income			25,272				25,272
Cash dividends declared ($0.22 per common share)			(9,049)				(9,049)
Change in Rabbi Trust Obligation				(11)	11		—
Stock options exercised	36	726					726
Stock withheld for payment of taxes	(4)	(126)					(126)
Stock-based compensation	14	839					839
Other comprehensive loss						(13,943)	(13,943)
Balances, March 31, 2024	41,156	$965,429	732,643	(1,396)	1,396	(321,973)	1,376,099
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2024	2023
Cash Flows From Operating Activities
Net income	$25,272	15,161
Reconciliation of net income to net cash (used) provided by operating activities:
Provision for credit losses	1,200	12,502
Net security premium amortization	2,164	2,351
Deferred tax benefit	(379)	(1,713)
Loan discount accretion	(2,881)	(3,566)
Deposit and debt discount accretion, net	472	1,227
Foreclosed property gains, net	—	(35)
Losses on calls of securities, net	975	—
Other gains, net	(459)	(244)
Bank-owned life insurance income	(1,164)	(1,046)
Net amortization of deferred loan fees	(418)	(127)
Depreciation of premises and equipment	2,019	1,923
Amortization of operating lease right-of-use assets	512	567
Repayments of lease obligations	(490)	(485)
Stock-based compensation expense	662	1,118
Amortization of intangible assets	1,759	2,145
Amortization and impairment of SBA servicing assets	437	184
Fees/gains from sale of presold mortgages and SBA loans	(1,233)	(661)
Origination of presold mortgage loans in process of settlement	(16,241)	(12,528)
Proceeds from sales of presold mortgage loans in process of settlement	19,411	11,296
Origination of SBA loans for sale	(15,011)	(8,933)
Proceeds from sales of SBA loans	11,940	4,679
Increase in accrued interest receivable	2,204	3,707
(Increase) decrease in other assets	(51,175)	8,719
Increase in accrued interest payable	4,148	3,872
Decrease in other liabilities	(3,816)	(3,498)
Net cash (used) provided by operating activities	(20,092)	36,615
Cash Flows From Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	81,700	58,856
Proceeds from maturities, calls and principal repayments of securities held to maturity	5,940	759
Proceeds from sales of securities available for sale	—	111,863
Purchases of Federal Reserve and FHLB stock	(15,778)	(42,869)
Redemptions of Federal Reserve and FHLB stock	28,880	15,010
Purchases of other investments	(251)	—
Net decrease (increase) in loans	72,244	(133,712)
Proceeds from sales of foreclosed properties	—	192
Purchases of premises and equipment	(1,641)	(346)
Proceeds from sales of premises and equipment	10	15
Net cash received in acquisition activities	—	22,610
Net cash provided by investing activities	171,104	32,378
Cash Flows From Financing Activities
Net increase in deposits	271,429	98,742
Advances from other borrowings	481,000	929,000
Repayment of other borrowings	(779,012)	(649,034)
Cash dividends paid – common stock	(9,042)	(7,852)
Proceeds from stock option exercises	726	3,215
Payment of taxes related to stock withheld	(126)	—
Net cash (used) provided by financing activities	(35,025)	374,071
Increase in cash and cash equivalents	115,987	443,064
Cash and cash equivalents, beginning of period	237,855	270,318
Cash and cash equivalents, end of period	$353,842	713,382
(Continued)

Index
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$42,825	19,333
Cash paid during the period for income taxes	22	46
Non-cash: Unrealized (loss) gain on securities available for sale, net of taxes	(13,962)	27,908
Non-cash: Foreclosed loans transferred to other real estate	—	288
Non-cash: Accrued dividends at end of period	9,052	9,010
Acquisition of GrandSouth Bancorporation	—	See Note 2

See accompanying notes to consolidated financial statements.

Index
First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Organization and Basis of Presentation

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2024, the consolidated results of operations for the three months ended March 31, 2024 and 2023, and the consolidated cash flows for the three months ended March 31, 2024 and 2023. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the 2023 Annual Report for the year ended December 31, 2023. Operating results for interim period are not necessarily indicative of the results that may be expected for the full year.
Reference is made to Note 1 of the 2023 Annual Report filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements.
The Company has evaluated all subsequent events through the date the financial statements were issued.
Accounting Standards Adopted in 2024
Accounting Standards Update ("ASU") 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2023-02 did not have a significant impact on the Company's consolidated financial statements.
Accounting Standards Pending Adoption
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
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” amends existing guidance to improve the transparency of income tax disclosures, including disclosure of specific categories in the rate reconciliation, providing additional information for certain reconciling items, and providing details on income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 is not expected to have a significant impact on the Company's consolidated financial statements.
Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB") or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Loans: Fair value of loans acquired was based on a discounted cash flow methodology that considered factors including loan type and related collateral, classification status, remaining term of the loan, fixed or variable interest rate, amortization status, and current discount rates. Expected cash flows were derived using inputs consistent with management's assessment of credit risk for allowance measurement, including estimated future credit losses and estimated prepayments. A total fair value adjustment of $29.5 million was recorded. Purchased loans with financial deterioration ("PCD loans") were determined based primarily on internal grades, delinquency status, and other evidence of credit deterioration. The Company calculated the initial allowance of $5.6 million on PCD loans in accordance with its current expected credit loss model ("CECL") and reclassified that amount from the fair value adjustment to establish the initial allowance for credit losses ("ACL") on PCD loans. The following table presents additional information related to the acquired loan portfolio at the acquisition date:

($ in thousands)	January 1, 2023
PCD Loans:
Par value	$152,487
Allowance for credit losses	(5,610)
Non-credit discount	(1,370)
Purchase price	145,507
Non-PCD Loans:
Fair Value	845,716
Gross contractual amounts receivable	865,132
Estimate of contractual cash flows not expected to be collected	22,542

Index
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

Note 3. Securities

The book values and approximate fair values of investment securities at March 31, 2024 and December 31, 2023 are summarized as follows:

($ in thousands)	March 31, 2024				December 31, 2023
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
U.S. Treasuries	$124,876	123,770	—	(1,106)	174,785	172,570	—	(2,215)
Government-sponsored enterprise securities	71,965	59,959	—	(12,006)	71,964	60,266	—	(11,698)
Mortgage-backed securities	2,291,854	1,886,949	22	(404,927)	2,323,674	1,937,784	30	(385,920)
Corporate bonds	18,676	17,805	—	(871)	19,676	18,759	—	(917)
Total available for sale	$2,507,371	2,088,483	22	(418,910)	2,590,099	2,189,379	30	(400,750)

Securities held to maturity:
Mortgage-backed securities	$11,369	10,682	—	(687)	12,085	11,447	—	(638)
State and local governments	514,258	425,973	5	(88,290)	521,593	438,176	39	(83,456)
Total held to maturity	$525,627	436,655	5	(88,977)	533,678	449,623	39	(84,094)

All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSEs"), except for private mortgage-backed securities with a fair value of $0.7 million as of March 31, 2024 and December 31, 2023.

Index
The following table presents information regarding all securities with unrealized losses at March 31, 2024:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$—	—	123,770	1,106	123,770	1,106
Government-sponsored enterprise securities	—	—	59,959	12,006	59,959	12,006
Mortgage-backed securities	448	1	1,895,026	405,613	1,895,474	405,614
Corporate bonds	—	—	16,055	871	16,055	871
State and local governments	5,356	26	420,149	88,264	425,505	88,290
Total unrealized loss position	$5,804	27	2,514,959	507,860	2,520,763	507,887

The following table presents information regarding all securities with unrealized losses at December 31, 2023:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$—	—	172,570	2,215	172,570	2,215
Government-sponsored enterprise securities	—	—	60,266	11,698	60,266	11,698
Mortgage-backed securities	1,117	5	1,945,830	386,553	1,946,947	386,558
Corporate bonds	—	—	17,008	917	17,008	917
State and local governments	—	—	432,476	83,456	432,476	83,456
Total unrealized loss position	$1,117	5	2,628,150	484,839	2,629,267	484,844
As of March 31, 2024, the Company's securities portfolio held 651 securities of which 631 securities were in an unrealized loss position. As of December 31, 2023, the Company's securities portfolio held 657 securities of which 632 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at March 31, 2024 and December 31, 2023 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from one state or local government entity. Nearly all of our mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or the Small Business Administration ("SBA"), each of which is a government agency or GSE and guarantees the repayment of the securities.
At March 31, 2024 and December 31, 2023, the Company determined that expected credit losses associated with held to maturity securities and available for sale debt securities were insignificant.

Index
The book values and approximate fair values of investment securities at March 31, 2024, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$127,379	126,214	—	—
Due after one year but within five years	10,000	8,595	1,997	1,805
Due after five years but within ten years	78,138	66,725	148,754	126,626
Due after ten years	—	—	363,507	297,542
Mortgage-backed securities	2,291,854	1,886,949	11,369	10,682
Total securities	$2,507,371	2,088,483	525,627	436,655
At March 31, 2024 and December 31, 2023, investment securities with carrying values of $910.8 million and $971.3 million, respectively, were pledged as collateral for public deposits. In addition, at March 31, 2024 and December 31, 2023, investment securities with carrying values of $668.9 million and $679.0 million, respectively, were pledged as collateral for Federal Reserve Bank ("Federal Reserve") borrowings.
At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
There were no sales of investment securities during the three months ended March 31, 2024. During that same period, the Company received proceeds from the call of a security of $5.2 million and recorded a $975.2 thousand loss related to the unamortized premium balance at the time of the call. During the three months ended March 31, 2023, the Company sold substantially all of the securities acquired from GrandSouth at their initially recorded fair value. Accordingly, there was no gain or loss recorded on the sale of acquired securities.
Included in “Other assets” in the consolidated balance sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve stock totaling $41.4 million and $54.5 million at March 31, 2024 and December 31, 2023, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost of $8.5 million and $21.7 million at March 31, 2024 and December 31, 2023, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost and fair value of $32.9 million and $32.8 million at March 31, 2024 and December 31, 2023, respectively, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
On March 31, 2024, the Company owned 12,356 Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering. These shares were expected to convert into Class A Visa shares subsequent to the settlement of certain litigation against Visa, to which the Company is not a party. The Class B shares have transfer restrictions, and the conversion rate into Class A shares was periodically adjusted as Visa settles litigation. The conversion rate at March 31, 2024 was 1.5875, which means the Company would have received approximately 19,615 Class A shares if the stock had converted on that date. As the Class B stock did not have a readily determinable fair value, it was carried at zero. In April 2024, the Class B shares were sold at a conversion rate of 1.5875 and a gain of $4.5 million was recognized.

Index
Note 4. Loans, Allowance for Credit Losses, and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2024		December 31, 2023
	Amount	Percentage	Amount	Percentage
Commercial and industrial	$872,623	11%	$905,862	11%
Construction, development & other land loans	904,216	11%	992,980	12%
Commercial real estate - owner occupied	1,238,759	15%	1,259,022	16%
Commercial real estate - non owner occupied	2,524,221	31%	2,528,060	31%
Multi-family real estate	457,142	6%	421,376	5%
Residential 1-4 family real estate	1,684,173	21%	1,639,469	20%
Home equity loans/lines of credit	328,466	4%	335,068	4%
Consumer loans	66,666	1%	68,443	1%
Subtotal	8,076,266	100%	8,150,280	100%
Unamortized net deferred loan fees	240		(178)
Total loans	$8,076,506		$8,150,102

Also included in the table above are various SBA loans, generally originated under the SBA 7A program, with additional information on these loans presented in the table below.

($ in thousands)	March 31, 2024	December 31, 2023
Guaranteed portions of SBA loans included in table above	$35,984	35,462
Unguaranteed portions of SBA loans included in table above	106,375	107,784
Total SBA loans included in the table above	$142,359	143,246

Sold portions of SBA loans with servicing retained - not included in tables above	$344,115	349,275

At March 31, 2024 and December 31, 2023, there were remaining unaccreted discounts on the retained portion of sold SBA loans amounting to $3.4 million and $3.5 milion, respectively.

At March 31, 2024 and December 31, 2023, loans in the amount of $6.5 billion were pledged as collateral for certain borrowings.

At March 31, 2024 and December 31, 2023, total loans included loans to executive officers and directors of the Company, and their associates, totaling approximately $64.6 million and $63.7 million, respectively. There were no new loans, advances on existing loans totaled approximately $1.4 million for the three months ended March 31, 2024, and repayments amounted to $0.5 million for that period. Available credit on related party loans totaled $1.2 million and $2.7 million at March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, unamortized discounts on all acquired loans totaled $21.6 million and $24.0 million, respectively. Loan discounts are generally amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
Nonperforming assets ("NPAs") are defined as nonaccrual loans, modifications to borrowers in financial distress, loans past due 90 or more days and still accruing interest, and foreclosed real estate.
The following table summarizes the NPAs for each period presented.

($ in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans	$35,622	32,208
Modifications to borrowers in financial distress	10,999	11,719
Total nonperforming loans	46,621	43,927
Foreclosed real estate	926	862
Total nonperforming assets	$47,547	44,789

Index
At March 31, 2024 and December 31, 2023, the Company had $1.6 million and $1.0 million, respectively, in residential mortgage loans in the process of foreclosure.
At March 31, 2024 and December 31, 2023, there was one loan with a commitment to lend an immaterial amount of additional funds to a borrower whose loan was nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories as of March 31, 2024:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$544	12,157	12,701
Construction, development & other land loans	—	61	61
Commercial real estate - owner occupied	879	8,089	8,968
Commercial real estate - non owner occupied	1,890	5,042	6,932
Residential 1-4 family real estate	1,035	3,462	4,497
Home equity loans/lines of credit	525	1,787	2,312
Consumer loans	—	151	151
Total	$4,873	30,749	35,622

The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2023:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$944	8,932	9,876
Construction, development & other land loans	—	399	399
Commercial real estate - owner occupied	960	6,082	7,042
Commercial real estate - non owner occupied	6,121	1,082	7,203
Residential 1-4 family real estate	—	4,843	4,843
Home equity loans/lines of credit	534	2,169	2,703
Consumer loans	—	142	142
Total	$8,559	23,649	32,208

There was no interest income recognized during the periods presented on nonaccrual loans. The Company follows its nonaccrual policy of reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during each period indicated:

($ in thousands)	Three Months Ended March 31, 2024	For the Year Ended December 31, 2023	Three Months Ended March 31, 2023
Commercial and industrial	$216	225	123
Construction, development & other land loans	—	10	—
Commercial real estate - owner occupied	148	124	11
Commercial real estate - non owner occupied	—	186	5
Residential 1-4 family real estate	29	38	8
Home equity loans/lines of credit	7	57	9
Consumer loans	—	2	—
Total	$400	642	156

Index
The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2024:

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial and industrial	$1,850	257	12,701	857,815	872,623
Construction, development & other land loans	388	—	61	903,767	904,216
Commercial real estate - owner occupied	1,055	—	8,968	1,228,736	1,238,759
Commercial real estate - non owner occupied	6,944	95	6,932	2,510,250	2,524,221
Multi-family real estate	—	—	—	457,142	457,142
Residential 1-4 family real estate	15,682	—	4,497	1,663,994	1,684,173
Home equity loans/lines of credit	696	222	2,312	325,236	328,466
Consumer loans	182	66	151	66,267	66,666
Total	$26,797	640	35,622	8,013,207	8,076,266
Unamortized net deferred loan fees					240
Total loans					8,076,506

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2023:

($ in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Accruing Current	Total Loans Receivable
Commercial and industrial	$3,726	257	9,876	892,003	905,862
Construction, development & other land loans	241	256	399	992,084	992,980
Commercial real estate - owner occupied	906	404	7,042	1,250,670	1,259,022
Commercial real estate - non owner occupied	361	—	7,203	2,520,496	2,528,060
Multi-family real estate	—	—	—	421,376	421,376
Residential 1-4 family real estate	18,868	3,401	4,843	1,612,357	1,639,469
Home equity loans/lines of credit	603	349	2,703	331,413	335,068
Consumer loans	270	131	142	67,900	68,443
Total	$24,975	4,798	32,208	8,088,299	8,150,280
Unamortized net deferred loan fees					(178)
Total loans					8,150,102
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
The following table presents an analysis of collateral dependent loans of the Company as of March 31, 2024:

($ in thousands)	Residential Property	Business Assets	Commercial Property	Total Collateral-Dependent Loans
Commercial and industrial	$—	878	—	878
Construction, development & other land loans	—	263	3,452	3,715
Commercial real estate - owner occupied	—	—	8,645	8,645
Commercial real estate - non owner occupied	—	—	15,444	15,444
Residential 1-4 family real estate	1,035	—	—	1,035
Home equity loans/lines of credit	525	—	—	525
Total	$1,560	1,141	27,541	30,242

Index
The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2023:

($ in thousands)	Residential Property	Business Assets	Commercial Property	Total Collateral-Dependent Loans
Commercial and industrial	$—	2,385	—	2,385
Commercial real estate - owner occupied	—	—	1,142	1,142
Commercial real estate - non owner occupied	—	—	6,121	6,121
Home equity loans/lines of credit	534	—	—	534
Total	$534	2,385	7,263	10,182

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

The following tables presents the activity in the ACL on loans for each of the periods indicated. Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2023, adjustments for acquired loan portfolios. The change to the level of ACL during the three months ended March 31, 2024 was determined based primarily on updated economic forecasts, which are a key assumption in the CECL model and which indicated a continued deterioration of the commercial real estate index, thus projecting a higher allowance for credit losses balance, partially offset by reductions in loan balances during the period.

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended March 31, 2024
Commercial and industrial	$21,227	(1,585)	243	409	20,294
Construction, development & other land loans	13,940	(79)	97	(2,175)	11,783
Commercial real estate - owner occupied	18,218	(58)	4	(1)	18,163
Commercial real estate - non owner occupied	24,916	(158)	2	1,492	26,252
Multi-family real estate	3,825	—	—	597	4,422
Residential 1-4 family real estate	21,396	—	121	1,187	22,704
Home equity loans/lines of credit	3,339	—	5	(8)	3,336
Consumer loans	2,992	(235)	57	299	3,113
Total	$109,853	(2,115)	529	1,800	110,067

Index

($ in thousands)	Beginning balance	Initial ACL for acquired PCD loans	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the year ended December 31, 2023
Commercial and industrial	$17,718	5,197	(8,358)	1,393	5,277	21,227
Construction, development & other land loans	15,128	49	(120)	370	(1,487)	13,940
Commercial real estate - owner occupied	14,972	191	(144)	465	2,734	18,218
Commercial real estate - non owner occupied	22,780	51	(235)	737	1,583	24,916
Multi-family real estate	2,957	—	—	13	855	3,825
Residential 1-4 family real estate	11,354	113	(4)	377	9,556	21,396
Home equity loans/lines of credit	3,158	8	(309)	98	384	3,339
Consumer loans	2,900	1	(1,005)	248	848	2,992
Total	$90,967	5,610	(10,175)	3,701	19,750	109,853

($ in thousands)	Beginning balance	Initial ACL for acquired PCD loans	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended March 31, 2023
Commercial and industrial	$17,718	5,197	(2,177)	274	2,061	23,073
Construction, development & other land loans	15,128	49	—	65	3,744	18,986
Commercial real estate - owner occupied	14,972	191	—	36	883	16,082
Commercial real estate - non owner occupied	22,780	51	(235)	394	3,000	25,990
Multi-family real estate	2,957	—	—	4	243	3,204
Residential 1-4 family real estate	11,354	113	—	146	672	12,285
Home equity loans/lines of credit	3,158	8	(2)	34	283	3,481
Consumer loans	2,900	1	(207)	36	565	3,295
Total	$90,967	5,610	(2,621)	989	11,451	106,396

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
The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

	Risk Grade	Description
Pass:
	1	Loans with virtually no risk, including cash secured loans.
	2	Loans with documented significant overall financial strength. These loans have minimum chance of loss due to the presence of multiple sources of repayment – each clearly sufficient to satisfy the obligation.
	3	Loans with documented satisfactory overall financial strength. These loans have a low loss potential due to presence of at least two clearly identified sources of repayment – each of which is sufficient to satisfy the obligation under the present circumstances.
	4	Loans to borrowers with acceptable financial condition. These loans could have signs of minor operational weaknesses, lack of adequate financial information, or loans supported by collateral with questionable value or marketability.
	5	Loans that represent above average risk due to minor weaknesses and warrant closer scrutiny by management. Collateral is generally required and believed to provide reasonable coverage with realizable liquidation values in normal circumstances. Repayment performance is satisfactory.
	P (Pass)	Consumer loans that are of satisfactory credit quality with borrowers who exhibit good personal credit history, average personal financial strength and moderate debt levels. These loans generally conform to Bank policy, but may include approved mitigated exceptions to the guidelines.
Special Mention:
	6	Existing loans with defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Bank.
Classified:
	7	An existing loan inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.
	8	Loans that have a well-defined weakness that make the collection or liquidation in full highly questionable and improbable. Loss appears imminent, but the exact amount and timing is uncertain.
	9	Loans that are considered uncollectible and are in the process of being charged-off. This grade is a temporary grade assigned for administrative purposes until the charge-off is completed.
	F (Fail)	Consumer loans with a well-defined weakness, such as exceptions of any kind with no mitigating factors, history of paying outside the terms of the note, insufficient income to support the current level of debt, etc.

In the tables that follow, substantially all of the "Classified" loans have grades of 7 or Fail, with those categories having similar levels of risk.

The tables below present the Company’s recorded investment in loans by credit quality indicators by year of origination or renewal as of the periods indicated. Acquired loans are presented in the year originated, not in the year of acquisition.

Index

	Term Loans by Year of Origination
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
As of March 31, 2024
Commercial and industrial
Pass	$25,321	106,744	143,282	99,028	79,075	110,534	287,258	851,242
Special Mention	—	86	50	1,877	156	1,932	3,114	7,215
Classified	50	84	2,655	617	767	8,967	1,026	14,166
Total commercial and industrial	25,371	106,914	145,987	101,522	79,998	121,433	291,398	872,623
Gross charge-offs, YTD	—	—	255	—	121	215	994	1,585
Construction, development & other land loans
Pass	32,667	317,237	292,169	91,160	29,049	58,583	77,377	898,242
Special Mention	—	377	891	—	158	3,931	16	5,373
Classified	1	—	390	—	67	143	—	601
Total construction, development & other land loans	32,668	317,614	293,450	91,160	29,274	62,657	77,393	904,216
Gross charge-offs, YTD	—	79	—	—	—	—	—	79
Commercial real estate - owner occupied
Pass	14,382	136,686	234,302	247,327	186,254	367,230	15,762	1,201,943
Special Mention	—	740	3,939	4,454	296	12,373	—	21,802
Classified	—	73	1,477	1,549	1,206	10,652	57	15,014
Total commercial real estate - owner occupied	14,382	137,499	239,718	253,330	187,756	390,255	15,819	1,238,759
Gross charge-offs, YTD	—	—	—	—	—	58	—	58
Commercial real estate - non owner occupied
Pass	18,100	223,154	615,013	703,015	304,502	605,654	28,277	2,497,715
Special Mention	—	—	161	—	—	17,805	1,450	19,416
Classified	—	—	—	658	4,233	2,199	—	7,090
Total commercial real estate - non owner occupied	18,100	223,154	615,174	703,673	308,735	625,658	29,727	2,524,221
Gross charge-offs, YTD	—	—	—	—	—	158	—	158
Multi-family real estate
Pass	8,262	25,784	118,826	168,105	65,299	46,319	23,876	456,471
Special Mention	—	—	—	—	—	671	—	671
Classified	—	—	—	—	—	—	—	—
Total multi-family real estate	8,262	25,784	118,826	168,105	65,299	46,990	23,876	457,142
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	91,863	275,322	417,272	302,005	179,607	404,016	3,171	1,673,256
Special Mention	—	—	—	31	63	1,471	—	1,565
Classified	262	—	—	462	1,194	7,434	—	9,352
Total residential 1-4 family real estate	92,125	275,322	417,272	302,498	180,864	412,921	3,171	1,684,173
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Home equity loans/lines of credit
Pass	233	2,481	833	533	290	2,614	313,602	320,586
Special Mention	—	—	—	122	—	165	17	304
Classified	—	—	—	93	91	285	7,107	7,576
Total home equity loans/lines of credit	233	2,481	833	748	381	3,064	320,726	328,466
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Consumer loans
Pass	4,366	14,673	11,269	4,156	1,833	753	29,307	66,357
Special Mention	—	—	—	—	—	—	—	—
Classified	134	23	38	43	—	35	36	309
Total consumer loans	4,500	14,696	11,307	4,199	1,833	788	29,343	66,666
Gross charge-offs, YTD	—	4	16	2	—	—	213	235

Total loans	$195,641	1,103,464	1,842,567	1,625,235	854,140	1,663,766	791,453	8,076,266
Unamortized net deferred loan fees								240
Total loans, net of deferred loan fees								8,076,506

Total gross charge-offs, year to date	$—	83	271	2	121	431	1,207	2,115

Index

	Term Loans by Year of Origination
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
As of December 31, 2023
Commercial and industrial
Pass	$136,735	161,131	111,069	75,312	38,495	60,626	302,684	886,052
Special Mention	2,832	2,547	167	185	448	672	1,135	7,986
Classified	1,626	1,152	720	1,389	1,647	4,487	803	11,824
Total commercial and industrial	141,193	164,830	111,956	76,886	40,590	65,785	304,622	905,862
Gross charge-offs, YTD	171	1,036	713	537	821	1,547	3,533	8,358
Construction, development & other land loans
Pass	563,998	231,450	90,374	16,662	11,598	5,816	70,852	990,750
Special Mention	489	273	59	—	2	4	19	846
Classified	657	708	—	—	8	11	—	1,384
Total construction, development & other land loans	565,144	232,431	90,433	16,662	11,608	5,831	70,871	992,980
Gross charge-offs, YTD	—	—	—	—	—	120	—	120
Commercial real estate - owner occupied
Pass	210,449	323,852	299,135	196,343	92,452	86,784	23,198	1,232,213
Special Mention	338	2,533	271	817	5,755	2,253	—	11,967
Classified	4,456	1,505	1,721	895	2,288	3,904	73	14,842
Total commercial real estate - owner occupied	215,243	327,890	301,127	198,055	100,495	92,941	23,271	1,259,022
Gross charge-offs, YTD	—	—	49	—	—	92	3	144
Commercial real estate - non owner occupied
Pass	509,596	748,854	722,472	287,235	119,515	84,690	29,001	2,501,363
Special Mention	11,353	199	36	393	1,183	5,942	342	19,448
Classified	871	32	14	4,214	634	1,484	—	7,249
Total commercial real estate - non owner occupied	521,820	749,085	722,522	291,842	121,332	92,116	29,343	2,528,060
Gross charge-offs, YTD	—	—	235	—	—	—	—	235
Multi-family real estate
Pass	57,378	137,533	139,879	43,881	12,231	10,323	20,151	421,376
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total multi-family real estate	57,378	137,533	139,879	43,881	12,231	10,323	20,151	421,376
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	363,410	400,483	317,515	186,459	94,567	260,102	3,247	1,625,783
Special Mention	681	41	202	64	587	1,987	—	3,562
Classified	1,848	50	474	741	472	6,539	—	10,124
Total residential 1-4 family real estate	365,939	400,574	318,191	187,264	95,626	268,628	3,247	1,639,469
Gross charge-offs, YTD	—	—	—	—	—	4	—	4
Home equity loans/lines of credit
Pass	2,830	1,136	1,141	223	499	1,233	319,199	326,261
Special Mention	163	—	122	—	—	—	18	303
Classified	255	—	146	91	112	10	7,890	8,504
Total home equity loans/lines of credit	3,248	1,136	1,409	314	611	1,243	327,107	335,068
Gross charge-offs, YTD	—	—	—	—	—	—	309	309
Consumer loans
Pass	16,497	12,906	4,999	2,173	432	429	30,757	68,193
Special Mention	—	—	—	—	—	—	—	—
Classified	130	7	45	—	3	34	31	250
Total consumer loans	16,627	12,913	5,044	2,173	435	463	30,788	68,443
Gross charge-offs, YTD	34	79	73	23	—	1	795	1,005

Total loans	$1,886,592	2,026,392	1,690,561	817,077	382,928	537,330	809,400	8,150,280
Unamortized net deferred loan fees								(178)
Total loans, net of deferred loan fees								8,150,102

Total gross charge-offs, year to date	$205	1,115	1,070	560	821	1,764	4,640	10,175

Index
Loan Modifications to Borrowers Experiencing Financial Difficulty
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

The followings tables present the amortized cost basis at March 31, 2024 and March 31, 2023 of the loans modified during the three months then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended March 31, 2024
Commercial and industrial	$114	—	878	—	992	0.11%
Commercial real estate - non owner occupied	—	115	—	—	115	—%
Home equity loans/lines of credit	—	47	—	179	226	0.07%
Total	$114	162	878	179	1,333	0.02%

($ in thousands)	Payment Delay	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended March 31, 2023
Commercial and industrial	$156	1,442	—	1,598	0.18%
Construction, development & other land loans	—	130	14	144	0.01%
Commercial real estate - non owner occupied	—	104	—	104	—%
Residential 1-4 family real estate	—	48	—	48	—%
Home equity loans/lines of credit	—	103	—	103	0.03%
Consumer loans	—	228	—	228	0.34%
Total	$156	2,055	14	2,225	0.03%
For the three months ended March 31, 2024 and March 31, 2023, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.
The following table describes the financial effect for the three months ended March 31, 2024 of the modifications made for borrowers experiencing financial difficulty:

	Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
For the three months ended March 31, 2024
Commercial and industrial	—%	36	12
Commercial real estate - non owner occupied	—%	0	13
Home equity loans/lines of credit	2.09%	0	32

Index
The following table describes the financial effect for the three months ended March 31, 2023 of the modifications made for borrowers experiencing financial difficulty:

	Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
For the three months ended March 31, 2023
Commercial and industrial	—%	4	6
Construction, development & other land loans	1.50%	0	11
Commercial real estate - non owner occupied	—%	0	12
Residential 1-4 family real estate	—%	0	14
Home equity loans/lines of credit	—%	0	46
Consumer loans	—%	0	3
The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of March 31, 2024:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$2,186	69	—	—
Construction, development & other land loans	131	—	—	—
Commercial real estate - owner occupied	4,378	—	—	—
Commercial real estate - non owner occupied	115	—	—	—
Residential 1-4 family real estate	595	76	—	—
Home equity loans/lines of credit	3,111	—	—	—
Consumer loans	3	—	—	—
	$10,519	145	—	—
The following table depicts the performance of loans that have been modified in the last 12 months as of December 31, 2023:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$2,841	—	—	—
Construction, development & other land loans	362	—	—	—
Commercial real estate - owner occupied	4,455	—	—	—
Commercial real estate - non owner occupied	206	—	—	—
Residential 1-4 family real estate	656	79	—	—
Home equity loans/lines of credit	3,114	—	—	—
Consumer loans	6	—	—	—
	$11,640	79	—	—
None of the modifications made for borrowers experiencing financial difficulty during the three months ended March 31, 2024 and March 31, 2023 are considered to have had a payment default.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Index
Concentration of Credit Risk
Most of the Company's business activity is with customers located within the markets where it has banking operations. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy within its markets. Approximately 88% of the Company's loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations. There have been no material changes to the primary loan markets (as identified by counties) from year end.
Allowance for Unfunded Loan Commitments
In addition to the ACL on loans, the Company maintains an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for unfunded commitments expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL on loans. The allowance for unfunded loan commitments of $10.8 million and $11.4 million at March 31, 2024 and December 31, 2023, respectively, were separately classified on the consolidated balance sheets within "Other liabilities."
The following table presents the balance and activity in the allowance for unfunded loan commitments for the three months ended March 31, 2024 and 2023 and for the twelve months ended December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Beginning balance	$11,369	13,306	13,306
Initial provision for credit losses on unfunded commitments acquired from GrandSouth	—	1,921	1,921
Charge-offs	—	—	—
Recoveries	—	—	—
Reversal of provision for unfunded commitments	(601)	(3,858)	(870)
Ending balance	$10,768	11,369	14,357

Allowance for Credit Losses - Securities Held to Maturity
The ACL for securities held to maturity was insignificant at March 31, 2024 and December 31, 2023.

Note 5. Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets and the carrying amount of unamortized intangible assets as of the periods presented.

	March 31, 2024			December 31, 2023
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Customer lists	$2,700	2,247	453	2,700	2,167	533
Core deposit intangibles	57,890	30,605	27,285	57,890	28,932	28,958
Other intangibles	100	89	11	100	83	17
Intangibles before servicing assets	60,690	32,941	27,749	60,690	31,182	29,508
SBA servicing assets	14,190	11,053	3,137	13,966	10,616	3,350
Total amortizable intangible assets	$74,880	43,994	30,886	74,656	41,798	32,858
Unamortizable intangible assets:
Goodwill	$478,750			478,750

Index
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
Amortization expense of all other intangible assets, excluding the SBA servicing assets, totaled $1.8 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024 and 2023, the Company recorded $0.7 million and $1.0 million, respectively in SBA guaranteed servicing fee income. There was no impairment of SBA servicing assets at March 31, 2024 and December 31, 2023 and no significant changes in fair value assumptions from year end.
The following table presents the changes in the SBA servicing assets and SBA servicing income for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024	2023
Beginning balance, net	$3,350	4,004
Add: New servicing assets	224	77
Less: Amortization expense and impairment charges	437	184
Ending balance, net	$3,137	3,897
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31 of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. No triggering events were identified during 2024 to date and, therefore, the Company did not perform interim impairment evaluations. The Company's most recent evaluation of goodwill, which occurred in the fourth quarter of 2023, indicated that there was no goodwill impairment. There was no change to carrying amounts of goodwill during the first quarter of 2024.
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

($ in thousands)	Estimated Amortization Expense
April 1, 2024 to December 31, 2024	$4,844
2025	5,672
2026	4,705
2027	3,951
2028	3,197
Thereafter	5,380
Total	$27,749

Index
Note 6. Borrowings
The following tables present information regarding the Company’s outstanding borrowings at March 31, 2024 and December 31, 2023 (dollars in thousands):

Description	Due date	Call Feature	Balance at March 31, 2024	Interest Rate
FHLB Principal Reducing Credit	6/26/2028	None	$200	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	29	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	148	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	149	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	312	0.50% fixed
FRB Bank Term Funding Program	12/20/2024	None	174,000	4.85% fixed
FRB Bank Term Funding Program	12/27/2024	None	25,000	4.83% fixed
FRB Bank Term Funding Program	1/10/2025	None	32,000	4.81% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.23% at 3/31/24 adjustable rate 3 month CME Term SOFR+ 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.33% at 3/31/24 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	7.74% at 3/31/24 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	7.58% at 3/31/24 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	6.98% at 3/31/24 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by the Company beginning 6/23/2011	8,248	7.43% at 3/31/24 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/30/2028	Continuous by Company beginning 11/30/2023	10,000	8.99% at 3/31/24 adjustable rate 3 month CME Term SOFR + 3.69%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed
Total borrowings / weighted average rate as of March 31, 2024			337,162	5.56%
Unamortized discount on acquired borrowings			(4,827)
Total borrowings			$332,335

Index

Description	Due date	Call Feature	Balance at December 31, 2023	Interest Rate
FHLB Principal Reducing Credit	6/26/2028	None	$203	0.25% fixed
FHLB Principal Reducing Credit	7/17/2028	None	31	0.00% fixed
FHLB Principal Reducing Credit	8/18/2028	None	151	1.00% fixed
FHLB Principal Reducing Credit	8/22/2028	None	151	1.00% fixed
FHLB Principal Reducing Credit	12/20/2028	None	315	0.50% fixed
FHLB Fixed Rate Credit	1/16/2024	None	80,000	5.59% fixed
FHLB Fixed Rate Credit	2/27/2024	None	100,000	5.61% fixed
FHLB Fixed Rate Credit	3/20/2024	None	100,000	5.61% fixed
FRB Bank Term Funding Program	12/20/2024	None	224,000	4.85% fixed
FRB Bank Term Funding Program	12/27/2024	None	25,000	4.83% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.30% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.40% at 12/31/23 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	7.78% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	7.66% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	7.04% at 12/31/23 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company beginning 6/23/2011	8,248	7.47% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/30/2028	Continuous by Company beginning 11/30/2023	10,000	9.09% at 12/31/23 adjustable rate 3 month CME Term SOFR + 3.69%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed
Total borrowings / weighted average rate as of December 31, 2023			635,175	5.57%
Unamortized discount on acquired borrowings			(5,017)
Total borrowings			$630,158

Note 7. Leases
The Company enters into leases in the normal course of business. As of March 31, 2024, the Company leased 16 bank branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the buildings are owned. The Company also leases office space for several operational departments. The lease agreements have maturity dates ranging from July 2024 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 19.9 years as of March 31, 2024. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of twelve months or less (short-term leases) on the Company's consolidated balance sheets. The short-term lease cost for each period presented was insignificant.
Leases are classified as either operating or finance leases at the lease commencement date and all of the Company's leases have been determined to be operating leases. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the applicable lease term. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

Index
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.22% and 3.19% as of March 31, 2024 and December 31, 2023, respectively.
The right-of-use assets and lease liabilities were $16.6 million and $17.3 million as of March 31, 2024, respectively, and were $17.1 million and $17.8 million as of December 31, 2023, respectively.
Total operating lease expenses were $0.7 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.
Future undiscounted lease payments for operating leases with initial terms of greater than one year as of March 31, 2024 are as follows:

($ in thousands)
April 1, 2024 to December 31, 2024	$1,813
2025	1,914
2026	1,633
2027	1,359
2028	1,267
Thereafter	17,222
Total undiscounted lease payments	25,208
Less effect of discounting	(7,865)
Present value of estimated lease payments (lease liability)	$17,343

Note 8. Pension Plans
The Company sponsors a Supplemental Executive Retirement Plan (the “SERP”) which was historically for the benefit of certain senior management executives of the Company. Effective December 31, 2012, the Company froze the SERP for all participants. Although no previously accrued benefits were lost, no additional accruals of benefits under this plan for service subsequent to 2012 have been made.
During 2023, the Company terminated its qualified retirement plan (the "Pension Plan") which had previously been available to all employees, although the Pension Plan had been frozen with accrual of benefits discontinued in 2012. In the fourth quarter of 2023, the Pension Plan settled benefits through lump-sum payments of approximately $9.2 million to eligible participants electing that option and purchased annuity contracts from One America (the "Insurer") which irrevocably transferred to the Insurer approximately $19.5 million of the Pension Plan's obligations and related assets, thereby reducing the Pension Plan's obligations at December 31, 2023 to zero. The Insurer will administer all future payments to remaining participants of the Pension Plan.
The Company recorded periodic pension cost totaling $63,000 and $51,000 for the three months ended March 31, 2024 and 2023, respectively. The following table contains the components of the pension cost:

Three Months Ended March 31, 2024
($ in thousands)	SERP
Service cost	$—
Interest cost	38
Expected return on plan assets	—
Amortization of net loss	25
Net periodic pension cost	$63

Index

	Three Months Ended March 31, 2023
($ in thousands)	Pension Plan	SERP	Total Both Plans
Service cost	$—	—	—
Interest cost	267	28	295
Expected return on plan assets	(288)	—	(288)
Amortization of net loss (gain)	180	(136)	44
Net periodic pension cost	$159	(108)	51

The service cost component of net periodic pension cost is included in salaries and benefits expense and all other components of net periodic pension cost are included in other noninterest expense.
The Company’s funding policy with respect to the SERP is to fund the related benefits from the operating cash flow of the Company.
Note 9. Fair Value of Financial Instruments
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2024:

($ in thousands) Description of Financial Instruments	Fair Value at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
U.S. Treasury	$123,770	—	123,770	—
Government-sponsored enterprise securities	59,959	—	59,959	—
Mortgage-backed securities	1,886,949	—	1,886,949	—
Corporate bonds	17,805	—	17,805	—
Total available for sale securities	$2,088,483	—	2,088,483	—

Derivative financial assets	$—	—	—	—

Presold mortgages in process of settlement	$6,703	—	6,703	—

Derivative financial liabilities	$30	—	30	—

Nonrecurring
Individually evaluated loans	$4,638	—	—	4,638

Index
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2023:

($ in thousands) Description of Financial Instruments	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
US Treasury securities	$172,570	—	172,570	—
Government-sponsored enterprise securities	60,266	—	60,266	—
Mortgage-backed securities	1,937,784	—	1,937,784	—
Corporate bonds	18,759	—	18,759	—
Total available for sale securities	$2,189,379	—	2,189,379	—

Derivative financial assets	$295	—	295	—

Presold mortgages in process of settlement	$2,667	—	2,667	—

Derivative financial liabilities	$349	—	349	—

Nonrecurring
Individually evaluated loans	$1,953	—	—	1,953
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

Index
first became impaired, and thus the appraisals are not necessarily as of the period ends presented. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of income.
For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2024, the significant unobservable inputs used in the fair value measurements were as presented in the tables below:

($ in thousands)	Fair Value at March 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$4,638	Appraised value	Discounts applied for estimated costs to sell	10%
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
The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2024 and December 31, 2023 were as follows:

		March 31, 2024		December 31, 2023
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$87,181	87,181	100,891	100,891
Due from banks, interest-bearing	Level 1	266,661	266,661	136,964	136,964
Securities held to maturity	Level 2	525,627	436,655	533,678	449,623
Total loans, net of allowance	Level 3	7,966,439	7,198,019	8,040,249	7,379,079
Accrued interest receivable	Level 1	35,147	35,147	37,351	37,351
Bank-owned life insurance	Level 1	185,061	185,061	183,897	183,897
SBA Servicing Asset	Level 3	3,137	3,984	3,351	4,049

Demand deposits, money market and savings	Level 2	9,136,213	9,136,213	9,052,905	9,052,905
Time deposits	Level 2	1,167,098	1,160,751	978,694	972,513
Borrowings	Level 2	332,335	318,292	630,158	615,614
Accrued interest payable	Level 1	9,847	9,847	5,699	5,699
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

Note 10. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $0.7 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively, which is included in "Total personnel expense" on the accompanying consolidated statements of income. The Company recognized $153,000 and $259,000 of income tax benefits related to stock-based compensation expense in its income statement for the three months ended March 31, 2024 and 2023, respectively.
At March 31, 2024, the sole equity-based compensation plan of the Company was the First Bancorp 2014 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 8, 2014. As of March 31, 2024, the Equity Plan had 191,593 shares remaining available for grant.
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
In addition to employee equity awards, the Company's practice is to grant unrestricted common shares to each non-employee director (currently 14 in total) in June of each year. The grants was valued at approximately $37,500 in 2023 and is expected to be the same in 2024. Compensation expense associated with these director awards is recognized on the date of the award since there are no vesting conditions.
The following table presents information regarding the activity for the first three months of 2024 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	291,291	$38.01
Granted during the period	13,905	35.26
Vested during the period	(10,614)	41.62
Forfeited or expired during the period	—	—
Nonvested at March 31, 2024	294,582	$37.31
Total unrecognized compensation expense as of March 31, 2024 amounted to $4.6 million with a weighted average remaining term of 1.7 years. For the nonvested awards that were outstanding at March 31, 2024, the Company

Index
expects to record $3.0 million in compensation expense in the next twelve months, $2.6 million of which is expected to be recorded in the remaining quarters of 2024.

Note 11. Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended March 31,
	2024			2023
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$25,272			$15,161
Less: income allocated to restricted stock	(178)			(109)
Basic EPS per common share	$25,094	40,843,865	$0.61	$15,052	40,583,417	$0.37

Diluted EPS:
Net income	$25,272	40,843,865		$15,161	40,583,417
Effect of dilutive securities	—	405,771		—	529,275
Diluted EPS per common share	$25,272	41,249,636	$0.61	$15,161	41,112,692	$0.37

Note 12. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI") for the Company are as follows:

($ in thousands)	March 31, 2024	December 31, 2023
Unrealized loss on securities available for sale	$(418,888)	(400,720)
Deferred tax asset	96,973	92,767
Net unrealized loss on securities available for sale	(321,915)	(307,953)

Postretirement plans liability	(75)	(100)
Deferred tax asset	17	23
Net postretirement plans liability	(58)	(77)

Total accumulated other comprehensive loss	$(321,973)	(308,030)
The following tables disclose the changes in AOCI for the three months ended March 31, 2024 and 2023 (all amounts are net of tax):

	For the Three Months Ended March 31, 2024
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(307,953)	(77)	(308,030)
Other comprehensive loss before reclassifications	(14,711)	—	(14,711)
Amounts reclassified from accumulated other comprehensive income	749	19	768
Net current period other comprehensive (loss) income	(13,962)	19	(13,943)

Ending balance	$(321,915)	(58)	(321,973)

Index

	For the Three Months Ended March 31, 2023
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(342,017)	42	(341,975)
Other comprehensive income before reclassifications	27,908	—	27,908
Amounts reclassified from accumulated other comprehensive income	—	33	33
Net current period other comprehensive income	27,908	33	27,941

Ending balance	$(314,109)	75	(314,034)
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

Note 13. Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2024 and 2023. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Noninterest Income in-scope of ASC 606:
Service charges on deposit accounts	$3,868	3,894
Other service charges, commissions and fees:
Bankcard interchange income, net	2,314	2,582
Other service charges and fees	1,848	3,318
Commissions from the sales of financial products	1,320	1,306
SBA consulting fees	257	521
Noninterest income (in-scope of ASC 606)	9,607	11,621
Noninterest income (out-of-scope of ASC 606)	3,331	1,915
Total noninterest income	$12,938	13,536
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

Index
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

Index
Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

Highlights of the results for the quarter and year-to-date period are presented below (refer also to additional discussion in the "Results of Operations" and "Financial Condition" sections following). Comparisons for the financial periods presented are impacted by the GrandSouth acquisition which was completed on January 1, 2023 with the related core system conversion occurring in March 2023.

Overview and Highlights at and for Three Months Ended March 31, 2024

We earned net income of $25.3 million, or $0.61 diluted EPS, during the three months ended March 31, 2024 compared to net income of $15.2 million, or $0.37 diluted EPS, for the three months ended March 31, 2023. The increase in net income in the the current year period as compared to the prior year period was related to higher merger and acquisition expense and the initial provision for credit losses related to the GrandSouth acquisition in the prior year, the elimination of such which more that offset the increase in interest expense during the three months ended March 31, 2024.
•Net interest income for the first quarter of 2024 was $79.2 million, a 14.3% decrease from the $92.5 million recorded in the first quarter of 2023. The decrease in net interest income from the prior year period was driven by higher cost of funds, partially offset by higher yield on earning assets.
•Net interest margin ("NIM") on a tax-equivalent basis decreased in the first quarter of 2024 to 2.80% from 3.31% for the first quarter of 2023 as a result of the higher cost of funds and decreased loan accretion, partially offset by increases in market interest rates driving higher yields on loans and other earning assets.
•The decline in the provision for credit losses from the first quarter of 2023 was directly related to the GrandSouth acquisition for which an initial provision was recorded totaling $12.2 million.
•Noninterest income for the three months ended March 31, 2024 totaled $12.9 million which was a decrease of $0.6 million, or 4.4%, from the comparable period of 2023 and was primarily related to securities losses.
•Noninterest expense of $59.2 million for the quarter ended March 31, 2024 decreased $15.0 million, or 20.2%, from the three months ended March 31, 2023 which included $12.2 million of merger and acquisition expense resulting from the GrandSouth acquisition.

Total assets at March 31, 2024 amounted to $12.1 billion, a 0.2% decrease from December 31, 2023, and was driven primarily by intentional reductions in investment securities and loan balances, partially offset by higher interest-bearing cash balances. The primary balance sheet changes are presented below.
•Total loans amounted to $8.1 billion at March 31, 2024, reflecting a $73.6 million contraction from December 31, 2023.
•Total deposits were $10.3 billion at March 31, 2024, an increase of $271.7 million, or 2.71%, from December 31, 2023.
•Credit quality continued to be strong at March 31, 2024, with a NPA to total assets ratio of 0.39% as of March 31, 2024.
•Our on-balance sheet liquidity ratio was 15.5% at March 31, 2024. Available off-balance sheet sources totaled $2.3 billion at quarter end, resulting in a total liquidity ratio of 31.4%.
•We remained well-capitalized by all regulatory standards with a total common equity Tier 1 ratio of 13.50% and total risk-based capital ratio of 15.85% at March 31, 2024.
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

Index
determination to be the accounting areas that require the most subjective or complex judgments, estimates, and assumptions, and where changes in those judgments, estimates, and assumptions (based on new or additional information, changes in the economic climate and/or market interest rates, etc.) could have a significant effect on our financial statements.
The following should be read in conjunction with our significant accounting policies as presented in Note 1 of the 2023 Annual Report on Form 10-K filed with the SEC.
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
Our ACL is assessed at each balance sheet date and adjustments are recorded in the provision for credit losses on the consolidated statements of income. There are many factors affecting the ACL, some of which are quantitative, while others require qualitative judgment. There are both internal factors (i.e., loan balances, historical loss rates, credit quality, the contractual lives of loans), external factors (i.e., economic conditions such as trends in housing prices, interest rates, national gross domestic product ("GDP"), inflation, and unemployment), and assumptions of probability of default and loss given default by loan category, that can impact the ACL estimate. One of the most significant assumptions is the macroeconomic scenario forecasts that determine the economic variables utilized in the ACL model. Due to the inherent uncertainty in the macroeconomic forecasts, we evaluate a baseline scenario quarterly, as well as upside or downside macroeconomic scenarios to assess the most reasonable scenario based on review of the variable forecasts for each scenario, comparison to expectations, and sensitivity of variations in each scenario.
The most significant variable in the economic forecasts is the national unemployment rate and changes in unemployment forecasts can have significant impact to the estimated ACL. Other economic variables include GDP, the national commercial real estate pricing index and the national home price index. We use the national unemployment rate in all of our models regardless of the loan portfolio type, and we use a second economic variable in each cohort model depending on the loan portfolio type. The ACL quantitative estimate is sensitive to changes in the economic variable forecasts during the twelve-month reasonable and supportable forecast period with a straight-line reversion over the next three years to long-term average loss factors. There have been no changes to the reasonable and supportable period or reversion period since year end.
Although management believes its process for determining the ACL adequately considers all the factors that could potentially result in credit losses, the process includes subjective elements and is susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for credit losses could be required that could adversely affect our earnings or financial position in future periods.
PCD loans represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination at the acquisition date. At acquisition, the allowance on PCD assets is booked directly to the ACL. Any subsequent changes in the ACL on PCD assets is recorded through the provision for credit losses on the consolidated statements of income.
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

Index
We estimate expected credit losses on unfunded commitments to extend credit over the contractual period in which we are exposed to credit risk on the underlying commitments, unless the obligation is unconditionally cancellable. The allowance for off-balance sheet credit exposures, which is included in "Other liabilities" on the consolidated balance sheets, is adjusted for as an increase or decrease to the provision for credit losses on the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The methodology is based on a loss rate approach that starts with the probability of funding based on historical experience. Similar to the methodology discussed above related to the loans receivable portfolio, adjustments are made to the historical losses for current conditions and reasonable and supportable forecasts.
Additional information on the loan portfolio and ACL can be found in the “Nonperforming Assets” and “Allowance for Credit Losses and Loan Loss Experience” sections following.
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

Index
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
ASC 350-10 establishes standards for an impairment assessment of goodwill. At each reporting date between annual goodwill impairment tests, we consider potential indicators of impairment. Generally, absent potential impairment indicators, we perform an annual assessment of whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock, and other relevant events. During 2024, there were no triggers warranting interim impairment assessments and, for the most recent annual assessment which occurred in the fourth quarter of 2023, we concluded that it was more likely than not that the fair value exceeded its carrying value.
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
Net interest income for the three months ended March 31, 2024 amounted to $79.2 million, a decrease of $13.3 million, or 14.3%, from the $92.5 million recorded in the first quarter of 2023. The decrease was primarily driven by higher cost of funds, partially offset by higher yields on earning assets. While average interest-earning assets for the first quarter of 2024 increased 0.5% from the comparable period of the prior year, the mix of assets shifted to higher earning assets, with average loans growing $375.0 million, or 4.85%, while taxable securities decreased $207.1 million, or 6.85%, and short term investments decreased $101.2 million, or 26.69%.The increase in the cost of interest bearing deposits of 114 basis points between the first quarter of 2023 and the first quarter of 2024 more than offset improvements from earning asset mix changes and higher yields. This resulted in the reduction in our NIM which, on a tax-equivalent basis (see discussion below), decreased from 3.31% for the first quarter of 2023 to 2.80% for the three months ended March 31, 2024.
For internal purposes, we evaluate our NIM on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income then dividing by total average earning assets. We believe that analysis of NIM on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM as reported and on a tax-equivalent basis.

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net interest income, as reported	$79,232	92,486
Tax-equivalent adjustment	731	700
Net interest income, tax-equivalent	$79,963	93,186
Net interest margin, as reported	2.77%	3.28%
Net interest margin, tax-equivalent	2.80%	3.31%

Index
The following table presents an analysis of net interest income for the three months ended March 31, 2024 and 2023:

Average Balances and Net Interest Income Analysis
	Three Months Ended March 31,
	2024			2023
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$8,103,387	5.45%	$109,756	$7,728,425	5.22%	$99,380
Taxable securities	2,815,266	1.82%	12,728	3,022,398	1.80%	13,416
Non-taxable securities	293,198	1.53%	1,117	298,842	1.53%	1,130
Short-term investments, primarily interest-bearing cash	277,945	4.30%	2,971	379,124	3.47%	3,248
Total interest-earning assets	11,489,796	4.43%	126,572	11,428,789	4.16%	117,174

Cash and due from banks	90,833			95,041
Premises and equipment	151,159			151,211
Other assets	379,413			367,257
Total assets	$12,111,201			$12,042,298

Liabilities
Interest-bearing checking	$1,403,484	0.68%	$2,359	$1,526,650	0.23%	$866
Money market deposits	3,704,731	3.02%	27,813	2,974,478	1.47%	10,814
Savings deposits	592,395	0.21%	308	728,918	0.07%	129
Other time deposits	709,517	3.09%	5,456	884,668	2.55%	5,553
Time deposits >$250,000	355,809	3.62%	3,199	313,377	2.01%	1,556
Total interest-bearing deposits	6,765,936	2.33%	39,135	6,428,091	1.19%	18,918
Borrowings	577,998	5.71%	8,205	438,556	5.34%	5,770
Total interest-bearing liabilities	7,343,934	2.59%	47,340	6,866,647	1.46%	24,688

Noninterest-bearing checking	3,312,899			3,788,817
Other liabilities	78,877			113,399
Shareholders’ equity	1,375,491			1,273,435
Total liabilities and shareholders’ equity	$12,111,201			$12,042,298

Net yield on interest-earning assets and net interest income		2.77%	$79,232		3.28%	$92,486
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		2.80%	$79,963		3.31%	$93,186

Interest rate spread		1.84%			2.70%

Average prime rate		8.50%			7.69%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and net deferred loan fee amortization in the amounts of $(103,000), and $357,000 for three months ended March 31, 2024 and 2023, respectively.
(2)   Includes accretion of discount on acquired and SBA loans of $2.9 million and $3.6 million for three months ended March 31, 2024 and 2023, respectively.
(3)   Includes tax-equivalent adjustments of $731,000 and $700,000 for three months ended March 31, 2024 and 2023, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax-exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, despite the change in the mix of earning assets to higher yielding assets, the compression in NIM drove the decrease in net interest income.
•Market interest rates increased 50 basis points between March 2023 and March 2024 to result in an average prime rate of 8.50% for three months ended March 31, 2024 compared to 7.69% for the prior year period.
•Average loan volumes for the three months ended March 31, 2024 were $375.0 million higher than the same period in 2023. In addition, interest rates on loans increased 23 basis points to 5.45% for the first quarter of 2024, resulting in an increase in interest income on loans of $10.4 million.
•Due to higher market rates and increased average balances, deposit interest expense for the three months ended March 31, 2024 increased $20.2 million compared to the same period in 2023. Average interest-bearing deposit balances increased $337.8 million while rates on those deposits increased 114 basis points as compared to the same period in the prior year.
•The combination of higher rates on borrowings, up 37 basis points in the first quarter of 2024 from the first quarter of 2023 due to increasing market rates, and the increase in volume of borrowings between periods drove the $2.4 million increase in interest expense on borrowings. Average borrowings were $139.4 million higher in the first quarter of 2024 as compared to the first quarter of 2023 due in large part to the higher levels of short-term borrowings utilized to fund loan growth and manage fluctuations in deposit balances.
•The decrease in NIM was directly related to higher rates on liabilities driven by current market rates with repricing on our deposits occurring at a more rapid pace that the increase in yields on assets.

Our NIM for all periods presented benefited from the net accretion income, primarily associated with purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each time period presented.

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest income – increased by accretion of loan discount on acquired loans	$2,437	3,118
Interest income - increased by accretion of loan discount on retained SBA loans	444	448
Total interest income impact	2,881	3,566
Interest expense – increased by discount accretion of deposits	(283)	(1,019)
Interest expense – increased by discount accretion of borrowings	(189)	(82)
Total net interest expense impact	(472)	(1,101)
Total impact on net interest income	$2,409	2,465
The most significant component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans. Generally, the level of loan discount accretion will decline each year due to the natural paydowns in acquired loan portfolios.
At March 31, 2024 and 2023, unaccreted loan discounts on purchased loans amounted to $21.6 million and $32.4 million, respectively. The GrandSouth acquired portfolio comprised the majority of the remaining unaccreted loan discount at March 31, 2024.
In addition to the loan discount accretion recorded on acquired loans, we recorded accretion on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market. The level of SBA loan discount accretion will fluctuate relative to the SBA loan portfolio balances. At March 31, 2024 and 2023, the unaccreted loan discounts on SBA loans amounted to $3.4 million and $4.0 million, respectively.
Provision for Credit Losses and Provision for Unfunded Commitments
The provision for credit losses is comprised of the provision for loan losses and the provision for unfunded commitments. The provision recorded in each period represents the amount required such that the total ACL reflects the current estimate of life of loan credit losses in the loan portfolio and the allowance for unfunded

Index
commitments reflects the current expected losses on unfunded loan commitments that are expected to result in outstanding loan balances. Our estimate of credit losses is determined using a complex model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and allowance for unfunded commitments. Refer to the additional discussion previously under the "Critical Accounting Estimates" section.
The provision for credit losses was $1.2 million for the three months ended March 31, 2024 and $12.5 million in the comparable period in 2023. The primary contributor to the higher provision for 2023 was the initial provision required for the loan portfolio acquired from GrandSouth.
The provision for credit losses recorded and related increase in the ACL for the first quarter of 2024 related in part to updated prepayment speed estimates which are a key assumption in the CECL model. The higher interest rate environment has resulted in slower prepayment speed estimates, thus increasing the projected ACL required. In addition, updated economic forecasts and loss driver inputs to the CECL mode have projected continued uncertainty in the economy demonstrated in higher projected unemployment rates, lower GDP, and increasing price indices for both commercial real estate and residential mortgages. These economic projections translated to higher forecasted losses in our loan portfolio and, thus a higher estimated ACL. The calculated increases in the allowances were partially offset by the lower balances in the loan portfolio and the levels of unfunded commitments.
Additional discussion of the CECL method and our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience" sections following.
Noninterest Income
Our noninterest income amounted to $12.9 million and $13.5 million for the three months ended March 31, 2024 and 2023, respectively. The lower noninterest income in the current quarter was primarily a result of the $1.0 million loss on the call of a bond which had an unamortized premium balance. Details of the more significant components of noninterest income is presented in the table below.

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Service charges on deposit accounts	$3,868	3,894
Other service charges and fees - bankcard interchange income, net	2,314	2,582
Other service charges and fees - other	3,298	3,338
Presold mortgage loan fees and gains on sale	338	406
Commissions from sales of financial products	1,320	1,306
SBA consulting fees	257	521
SBA loan sale gains	895	255
Bank-owned life insurance ("BOLI") income	1,164	1,046
Securities losses, net	(975)	—
Other gains, net	459	188
Total noninterest income	$12,938	13,536
Noninterest Expenses
Total noninterest expenses totaled $59.2 million and $74.2 million for the three months ended March 31, 2024 and 2023, respectively. The primary contributor to the 20.2% decrease in noninterest expense for the first quarter of 2024 as compared to the same period of 2023 was the merger and acquisition costs of $12.2 million related to the GrandSouth acquisition. Also contributing to lower noninterest expense in the three months ended March 31, 2024 were decreases in personnel expense of $1.8 million related in large part to overlapping personnel costs incurred until the conversion of GrandSouth's core system in mid-March 2023. Other operating expenses declined $1.6 million primarily related to a $2.4 million charge for the estimated termination costs associated with the Company's pension plan.

Index
The following table presents the primary components of noninterest expense

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Salaries	$27,642	29,321
Employee benefits	6,269	6,393
Total personnel expense	33,911	35,714
Occupancy expense	3,663	3,688
Equipment related expenses	1,925	1,379
Credit card rewards and other bankcard expenses	1,421	1,119
Telephone and data lines	1,091	995
Software licenses and other software costs	2,102	2,170
Data processing expense	2,164	2,412
Professional fees	1,685	1,450
Advertising and marketing	890	1,120
Non-credit losses	576	865
FDIC and corporate insurance costs	2,529	1,877
Other operating expenses	5,473	7,094
Merger and acquisition expenses	—	12,182
Amortization of intangible assets	1,759	2,145
Foreclosed property gains, net	(2)	(35)
Total noninterest expense	$59,187	74,175
Income Taxes
We recorded income tax expense of $6.5 million and $4.2 million for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate was 20.5% and 21.6% for the three months ended March 31, 2024 and 2023, respectively. The higher effective tax rate for 2023 was attributable primarily to merger and acquisition expenses recorded in that period related to the GrandSouth acquisition resulting in non-deductible adjustments for income tax purposes.

FINANCIAL CONDITION
Total assets at March 31, 2024 amounted to $12.1 billion, a $23.3 million, or 0.2%, decrease from December 31, 2023 and was primarily related to intentional reductions in investment securities and loan balances, partially offset by higher interest-bearing cash balances.
Total loans at March 31, 2024 amounted to $8.1 billion, a $73.6 million, or 0.9%, decrease from December 31, 2023. The mix of our loan portfolio remained substantially the same at March 31, 2024 as compared to December 31, 2023. The majority of our real estate loans were personal mortgages and commercial loans where real estate provides additional security for the loan. Note 4 to the consolidated financial statements presents additional detailed information regarding our mix of loans. At March 31, 2024, we had no notable concentrations in geographies or industries, including in office or hospitality categories. The Company's exposure to non-owner occupied commercial office loans represented approximately 5.7% of the total portfolio at March 31, 2024, with the largest loan being $27.0 million and the average loan outstanding balance of $1.3 million. Non-owner occupied office loans are generally in non-metro markets and the 10 largest loans in this category represented less than 2% of the total loan portfolio at March 31, 2024.
The composition of our investment portfolio remained substantially the same at March 31, 2024 as at December 31, 2023, and continued to reflect our investment strategy of maintaining an appropriate level of liquidity while providing a stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total investment securities decreased $108.9 million from December 31, 2023 to total $2.6 billion at March 31, 2024 as there have been no purchases to date in 2024 and cash flows from maturities, calls and amortizing securities continue to be utilized to fund loan growth and deposit fluctuations, or were invested in other short-term interest bearing assets. There were

Index
no sales of investment securities during the the three months ended March 31, 2024, while the call of a security during the period resulted in a loss of $1.0 million related to the unamortized premium balance.
The unrealized loss on available for sale securities totaled $418.9 million at March 31, 2024. Refer to Note 3 to the consolidated financial statements for additional detailed information regarding our mix of investments and the unrealized losses for each category. We invest primarily in securities issued by GSEs including FHLMC, FNMA, GNMA, and SBA, each of which guarantees the repayment of the securities. Nearly all of our mortgage-backed securities are issued by GSEs and are traded in liquid secondary markets. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. We have no significant concentration of bond holdings from one state or local government entity. We evaluated the unrealized losses on individual securities at March 31, 2024 and determined them to be of a temporary nature due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, we reviewed third-party credit ratings and considered the severity of the impairment.
Total deposits amounted to $10.3 billion at March 31, 2024, an increase of $271.7 million, or 2.7%, from December 31, 2023. Brokered deposits increased $183.5 million from year end, while organic growth from market deposits totaled $88.3 million.
We continue to have a diversified and granular deposit base which has remained stable with continued growth in core deposits, primarily money market accounts. Our deposit mix has remained consistent historically and has not changed significantly and there has been no notable shift in deposits from noninterest-bearing to interest-bearing.

	March 31, 2024		December 31, 2023
($ in thousands)	Amount	Percentage	Amount	Percentage
Noninterest-bearing checking accounts	$3,362,265	33%	3,379,876	34%
Interest-bearing checking accounts	1,401,724	13%	1,411,142	14%
Money market accounts	3,787,323	37%	3,653,506	36%
Savings accounts	584,901	6%	608,380	6%
Other time deposits	607,359	6%	610,887	6%
Time deposits >$250,000	363,687	3%	355,209	4%
Total market deposits	10,107,259	98%	10,019,000	100%
Brokered deposits	196,052	2%	12,599	—%
Total deposits	$10,303,311	100%	10,031,599	100%
As of March 31, 2024, the estimated insured deposits totaled $6.4 billion or 61.8% of total deposits. In addition, we had collateralized deposits at that date of $757.0 million such that approximately 69.2% of our total deposits were insured or collateralized at March 31, 2024.

Index
Nonperforming Assets
NPAs are defined as nonaccrual loans, modifications to borrowers in financial distress, loans past due 90 or more days and still accruing interest, and foreclosed real estate. NPAs are summarized as follows:

($ in thousands)	March 31, 2024	December 31, 2023
Nonperforming assets
Nonaccrual loans	$35,622	32,208
Modifications to borrowers in financial distress	10,999	11,719
Total nonperforming loans	46,621	43,927
Foreclosed real estate	926	862
Total nonperforming assets	$47,547	44,789

Asset Quality Ratios
Nonaccrual loans to total loans	0.44%	0.40%
Nonperforming loans to total loans	0.58%	0.54%
Nonperforming assets to total loans and foreclosed properties	0.59%	0.55%
Nonperforming assets to total assets	0.39%	0.37%
Allowance for credit losses to total loans	1.36%	1.35%
Allowance for credit losses to nonaccrual loans	308.99%	341.07%
Allowance for credit losses to nonperforming loans	236.09%	250.08%
As shown in the table above, total NPAs at March 31, 2024 increased slightly to $47.5 million from year end level and related primarily to the $3.4 million increase in nonaccrual loans driven by a SBA loan relationship that was placed on nonaccrual and which is substantially covered by a guarantee from the SBA.
"Commercial and industrial" is the largest category of nonaccrual loans, at $12.7 million, or 35.7% of total nonaccrual loans, followed by "Commercial real estate - owner occupied" at $9.0 million, or 25.2% of total nonaccrual loans. Included in those categories are nonaccrual SBA loans totaling $22.7 million at March 31, 2024, or 63.8%, of total nonaccrual loans which have $12.5 million in guarantees from the SBA.
As reflected in Note 4 to the accompanying consolidated financial statements, total classified loans decreased 0.1% to $54.1 million at March 31, 2024 compared to $54.2 million at December 31, 2023. The majority of the decrease was attributable to "Home equity loans/lines of credit", "Construction, development & other land loans", and "Residential 1-4 family real estate" loan categories, partially offset by an increase in commercial and industrial loans. Special mention loans increased 27.7% from $44.1 million at December 31, 2023 to $56.3 million at March 31, 2024. The majority of the increase was attributable to commercial real estate - owner occupied and construction, development & other land loans.
Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience
The total allowance for credit losses amounted to $110.1 million at March 31, 2024 compared to $109.9 million at December 31, 2023. Fluctuations in the ACL are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2023, adjustments for acquired loan portfolios. As discussed previously in the "Provision for Credit Losses and Provision for Unfunded Commitments" section, much of the change to the level of ACL during the period ended March 31, 2024 is attributed primarily to slower prepayment assumptions, updated economic forecasts which are a key assumption in the CECL model and which indicated a continued deterioration of the commercial real estate index, thus projecting a higher allowance for credit losses balance, partially offset by reductions in loan balances during the period.
The ACL reflects our estimate of life of loan expected credit losses that will result from the inability of our borrowers to make required loan payments. We use systematic methodologies to determine the ACL for loans and the allowance for certain off-balance-sheet credit exposures. We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The ACL is calculated using collectively evaluated pools for loans with similar risk characteristics applying the discounted cash flow ("DCF") method. When a loan no longer shares similar risk characteristics with its segment, the loan is evaluated on an individual basis applying a DCF or asset approach for collateral-dependent loans.

Index
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, ACL, charge-offs and recoveries, and key ratios:

($ in thousands)	Three Months Ended March 31, 2024	Twelve Months Ended December 31, 2023	Three Months Ended March 31, 2023
Loans outstanding at end of period	$8,076,506	8,150,102	7,798,963
Average amount of loans outstanding	8,103,387	7,902,628	7,728,425
Allowance for credit losses, at period end	110,067	109,853	106,396

Total charge-offs	(2,115)	(10,175)	(2,621)
Total recoveries	529	3,701	989
Net charge-offs	$(1,586)	(6,474)	(1,632)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.08%	0.08%	0.09%
Allowance for credit losses as a percent of loans at end of period	1.36%	1.35%	1.36%
Recoveries of loans previously charged-off as a percent of loans charged-off	25.01%	36.37%	37.73%
While our estimate of the ACL involves a high degree of judgment, we believe the ACL is adequate at each period end presented. Our assessment of the ACL involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if the assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios or if there is a significant change in the reasonable and supportable forecast or assumptions used to model our expected credit losses. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the ACL or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our ACL and the value of our collateral-dependent loans. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available at the time of their examinations. Refer also to “Critical Accounting Policies – Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments” in Note 1 to the 2023 Annual Report on Form 10-K filed with the SEC for more information.
In addition to the ACL on loans, we maintain an allowance for lending-related commitments such as unfunded loan commitments. We estimate expected credit losses associated with these commitments over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a component of the provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for unfunded commitments of $10.8 million and $14.4 million at March 31, 2024 and December 31, 2023, respectively, are classified on the consolidated balance sheets within "Other liabilities." The decline in the level of the allowance between periods was driven by the reduction in available lines of credit during three months ended March 31, 2024.
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

Index
At March 31, 2024, the Company had three sources of readily available borrowing capacity:
•A line of credit with the FHLB of approximately $1.4 billion which can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by a blanket lien on most of our real estate loan portfolio, select securities from our investment portfolio, and our FHLB stock (of which $0.8 million and $280.9 million were outstanding at March 31, 2024 and December 31, 2023, respectively);
•Federal funds lines with several correspondent banks totaling $265.0 million, which provide for overnight unsecured federal funds purchased (of which none were outstanding at March 31, 2024 or December 31, 2023).
•A $292.6 million line of credit through the Federal Reserve's Bank Term Funding Program ("BTFP") secured by select investment securities (of which $231.0 million and $249.0 million was outstanding at March 31, 2024 and December 31, 2023, respectively). Effective March 11, 2024, the Federal Reserve terminated the BTFP and no additional advances were available; and,
•A line of credit with the Federal Reserve through its discount window borrowing program of approximately $548.1 million which is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans) and specific investment securities. All of this line was available at March 31, 2024 and December 31, 2023.
Our overall on-balance sheet liquidity ratio was 15.5% at March 31, 2024. compared to 14.6% at December 31, 2023. We define our liquidity ratio as net liquid assets (cash, unpledged securities and other marketable assets) as a percentage of our net liabilities (unpledged deposits and borrowings). Our total liquidity ratio, including the $2.3 billion in available lines of credit at quarter end, was 31.4% as of March 31, 2024.
The amount and timing of our contractual obligations and commercial commitments have not changed materially since December 31, 2023, the detail of which is presented in the "Contractual Obligations and Other Commercial Commitments" table of our 2023 Annual Report on Form 10-K. In addition, we are not involved in any legal proceedings that, in our opinion, could have a material effect on our consolidated financial position.
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
We do not engage in significant derivatives activities, however, in 2023 to accommodate customers, we implemented a program whereby we enter into interest rate swaps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program. At March 31, 2024, the Company's derivative financial instruments consisted entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. There have been no material changes from the derivative positions discussed in Note 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Index
Capital Resources
The Company is regulated by the Federal Reserve and is subject to the securities registration and public reporting regulations of the SEC. Our Bank is also regulated by the Federal Reserve and the North Carolina Office of the Commissioner of Banks ("NCCOB"). We must comply with regulatory capital requirements established by the Federal Reserve and the NCCOB. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
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
At March 31, 2024, our capital ratios exceeded the regulatory minimum ratios discussed above. The capital ratios at March 31, 2024 increased as compared to year end related primarily to retention of earnings increasing capital, combined with loan reductions and shifts in asset mix to lower risk-weighted assets. The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated:

	March 31, 2024	December 31, 2023
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	13.50%	13.20%
Minimum required Common Equity Tier 1 capital	7.00%	7.00%

Tier I capital to Tier 1 risk weighted assets	14.29%	13.99%
Minimum required Tier 1 capital	8.50%	8.50%

Total risk-based capital to Tier II risk weighted assets	15.85%	15.54%
Minimum required total risk-based capital	10.50%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	10.99%	10.91%
Minimum required Tier 1 leverage capital	4.00%	4.00%
The Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At March 31, 2024, the Bank exceeded the minimum ratios established by the regulatory authorities.
In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity ("TCE") to tangible assets, which is a non-GAAP financial measure. The TCE ratio was 7.48% at March 31, 2024 compared to 7.42% at December 31, 2023.

Index
The following table reconciles common equity to TCE and provides the calculation of the TCE ratio:

($ in thousands)	March 31, 2024	December 31, 2023
Reconciliation of Common Equity to TCE
Total shareholders' common equity	$1,376,099	1,372,380
Less: Goodwill and other intangibles	(509,636)	(511,608)
Tangible common equity	$866,463	860,772
Reconciliation of Total Assets to Tangible Assets
Total assets	$12,091,597	12,114,942
Less: Goodwill and other intangibles	(509,636)	(511,608)
Tangible assets	$11,581,961	11,603,334
TCE divided by Tangible Assets	7.48%	7.42%
Stock Repurchase Plans
During the quarter ended March 31, 2024, the Company did not maintain, adopt, modify or terminate a stock repurchase plan operated under the provisions of Rules 10b-18 or Rule 10b5-1(c) of the SEC or otherwise.
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
Interest rate risk is monitored through the use of several complementary modeling tools, primarily earnings simulation modeling, and economic value simulation (net present value estimation). These models measure changes in a variety of interest rate scenarios. While interest rate risk models have limitations, taken together they represent a reasonably comprehensive view of the magnitude of our interest rate risk, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Earnings simulation and economic value models are utilized by management on a regular basis as they more effectively measure the cash flow and optionality impacts than does a static gap analysis. From the various model results and our expectations regarding future interest rate movements, the national, regional and local economies, and other financial and business risk factors, we quantify the overall magnitude of interest sensitivity risk and then determine appropriate strategies and practices governing asset growth and pricing, funding sources and pricing, and off-balance sheet commitments.

Index
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
There has been no significant change in the Company's estimated net interest income sensitivity position from December 31, 2023. From a net interest income perspective, the Company has been fairly neutral historically with no significant change in the short-term (within a twelve-month period) and within the lower ranges (+ - 100-200 basis points) of interest rate changes. Starting in 2022 and continuing through 2023, the Company's sensitivity position shifted somewhat such that, in the short-term it is projected that net interest income will likely fall in both a rising and falling rate environment. This position is due in part to the changing market characteristics of certain loan and deposit products as well as to the current shape of the yield curve. The Company's current position is now more liability-sensitive which generally implies that net interest income would be expected to rise in a falling rate environment and fall in a rising rate environment. However, the rapid rate increases in 2022 and into 2023 resulted in a steepening of the yield curve on the short end (within one year), while the longer end of the curve has inverted between one and ten years, meaning that the yield on short-term instruments (less than one year) are higher than longer-term instruments (ten years). A flat or inverted interest rate curve is an unfavorable interest rate environment for many financial institutions, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge or invert, the profit spread we realize between loan yields and deposit rates narrows, which pressures our NIM.
With regard to rising rates, with an immediate increase or shock in market rates over the short-term (twelve month horizon), we would expect to realize a decline in net interest income. This is due in part to the composition of our loan portfolio which is comprised of approximately 20% variable rate loans which could immediately reprice, thus limiting the magnitude of the impact of rate increases given that the majority of our portfolio is at fixed rates. In addition, the model includes an assumption of a quick repricing up of the funding base in a rising rate environment, and our recent shift to higher-cost wholesale funding and short-term borrowings in our funding mix has lead to a narrowing of the interest rate spread in the projection. As previously noted, these assumptions are inherently uncertain, and actual results may differ from simulated results. The current indication is that the market rates may begin to stabilize. However, the consensus is that the Federal Reserve will not start to reduce rates until late 2024 or into 2025. We would expect net interest income to decline somewhat in a decreasing interest rate environment, as interest-earning assets reprice to lower rates and interest-bearing deposits repricing may lag given continued market competition for deposits.
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

Index
economic value simulation as in the earnings simulation, including immediate and parallel rate shocks and static assumptions for deposit average decay rate and average lives.
As of December 31, 2023, the Company’s economic value of equity ("EVE") was generally liability sensitive in both a rising and falling interest rate environment, which continues to be the case. The decline in EVE under a rising rate environment is driven by the composition of the loans and investment portfolios, primarily related to CRE fixed rate loans and fixed rate mortgage-back securities. In a rising rate environment, these portfolios tend to extend due to slower prepayments, thus lowering their relative valuation in the EVE calculation. With regard to the falling rate scenario, the non-maturity deposits, generally with lower betas, continue to be at or near floor rates assumed in the model, thus within the -200 shocked interest rate scenario, essentially all of the non-maturity deposits are at or near their floor thus negatively impacting their value in the EVE calculation while variable rate assets continue to price downward in all falling rate scenarios.
Additional discussion concerning our exposure to interest rate risk is presented in Item 7A of the 2023 Annual Report on Form 10-K filed with the SEC.
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

Item 4 – Controls and Procedures
As of March 31, 2024, our chief executive officer and chief financial officer have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 ("the Exchange Act"), which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the SEC is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure.
Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective in allowing timely decisions regarding disclosure to be made about material information required to be included in our periodic reports with the SEC. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, as previously disclosed in Part II, Item 9A of our 2023 Annual Report ("Item 9A"). In light of the material weakness identified by management, we have performed additional analyses and procedures in order to conclude that our condensed financial statements as of and for the three months ended March 31, 2024 are fairly presented, in all material respects, in accordance with GAAP, as further described below.
Description of Material Weaknesses and Management's Remediation Initiatives
As previously reported in Item 9A, management identified a material weakness in internal control over financial reporting with respect to information technology general controls in the area of user access management within an application supporting the Company’s accounting and reporting processes, which resulted in certain segregation of duties conflicts. As such, certain of the Company’s manual business process controls dependent upon the information derived from this application were also ineffective.

Index
The Company and its Board of Directors are committed to maintaining a strong internal control environment. As such, the following measures were implemented and in place prior to December 31, 2023:
•Privileged administrative access to the application was removed for finance department personnel.
•Additional control design enhancements were implemented for user access provisioning, modification, and removals from the application to ensure all access changes to the application are subject to formal documentation and approval.
In addition to the actions taken during the fourth quarter of 2023, management continued implementation of the remediation plan to enhance the design of information technology general controls during the quarter ended March 31, 2024. Specifically, management implemented the following additional measures to further ensure its controls and procedures are operating effectively:
•Ongoing monitoring of enhanced user provisioning controls.
•Evaluation of resources of finance department, including the hiring of additional personnel to enhance resources to ensure proper segregation of duties within applications that support financial reporting processes.
While management continues to take steps towards implementing the remediation plan, the material weakness will not be considered fully remediated until the controls have operated effectively, as evidenced through testing, for a sufficient amount of time.
However, after giving full consideration to the material weakness described above, and based on a number of other factors, including the measures implemented prior to March 31, 2024 to remediate the material weakness in internal control over financial reporting, and the performance of procedures by management designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure, management has concluded that the consolidated financial statements included in this report on Form 10-Q present fairly, in all material respects, the Company’s financial position, the results of its operations and its cash flows for each of the periods presented in conformity with GAAP and that disclosures to be made about material information required to be included in our periodic reports with the SEC were made timely and properly included in this report on Form 10-Q.
Other than the implementation of additional measures outlined in the remediation plan for the material weakness noted above, there has been no change in our internal control over financial reporting which has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A – Risk Factors
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in the forepart of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC. There are no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 5 – Other Information
5(c) Trading Arrangements of Section 16 Reporting Persons.
During the quarter ended March 31, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Elizabeth B. Bostian, Chief Financial Officer, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 8, 2024	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

May 8, 2024	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

May 8, 2024	BY:/s/ Blaise B. Buczkowski
Blaise B, Buczkowski Executive Vice President and Chief Accounting Officer