Form 10-Q
period 2024-06-30
FIRST BANCORP /NC/
filed 2024-08-07
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on July 31, 2024 was 41,278,816.

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

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands - unaudited)	June 30, 2024	December 31, 2023
Assets
Cash and due from banks, noninterest-bearing	$90,468	$100,891
Due from banks, interest-bearing	517,944	136,964
Total cash and cash equivalents	608,412	237,855

Securities available for sale (amortized cost of $2,277,299 and $2,590,099, respectively)	1,867,211	2,189,379
Securities held to maturity (fair values of $431,442 and $449,623, respectively)	523,600	533,678
Presold mortgages in process of settlement	7,247	2,667

Loans	8,069,848	8,150,102
Allowance for credit losses on loans	(110,058)	(109,853)
Net loans	7,959,790	8,040,249

Premises and equipment, net	147,110	150,957
Accrued interest receivable	35,605	37,351
Goodwill	478,750	478,750
Other intangible assets, net	26,080	29,507
Bank-owned life insurance	186,031	183,897
Other assets	220,969	230,652
Total assets	$12,060,805	$12,114,942

Liabilities
Noninterest-bearing deposits	$3,339,678	$3,379,876
Interest-bearing deposits	7,148,151	6,651,723
Total deposits	10,487,829	10,031,599
Borrowings	91,513	630,158
Accrued interest payable	5,728	5,699
Other liabilities	71,393	75,106
Total liabilities	10,656,463	10,742,562

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none as of June 30, 2024 and December 31, 2023	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 41,187,943 shares and 41,109,987 shares as of June 30, 2024 and December 31, 2023, respectively	967,239	963,990
Retained earnings	752,294	716,420
Stock in rabbi trust assumed in acquisition	(1,139)	(1,385)
Rabbi trust obligation	1,139	1,385
Accumulated other comprehensive loss	(315,191)	(308,030)
Total shareholders’ equity	1,404,342	1,372,380
Total liabilities and shareholders’ equity	$12,060,805	$12,114,942
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share data - unaudited)	2024	2023	2024	2023
Interest Income
Interest and fees on loans	$110,425	$102,963	$220,181	$202,343
Interest on investment securities:
Taxable interest income	11,291	13,063	24,019	26,479
Tax-exempt interest income	1,117	1,120	2,234	2,250
Other, principally overnight investments	5,942	4,015	8,913	7,263
Total interest income	128,775	121,161	255,347	238,335

Interest Expense
Interest on deposits	44,744	27,328	83,879	46,246
Interest on borrowings	2,963	6,848	11,168	12,618
Total interest expense	47,707	34,176	95,047	58,864
Net interest income	81,068	86,985	160,300	179,471
Provision for credit losses	541	2,361	1,741	14,863
Net interest income after provision for credit losses	80,527	84,624	158,559	164,608

Noninterest Income
Service charges on deposit accounts	4,139	4,114	8,007	8,008
Other service charges and fees	5,361	5,650	10,973	11,570
Presold mortgage loan fees and gains on sale	588	557	926	963
Commissions from sales of financial products	1,377	1,413	2,697	2,719
SBA loan sale gains	1,336	696	2,231	951
Bank-owned life insurance income	1,179	1,066	2,343	2,112
Securities losses, net	(186)	—	(1,161)	—
Other income	854	739	1,570	1,448
Total noninterest income	14,648	14,235	27,586	27,771

Noninterest Expense
Salaries	27,809	28,676	55,451	57,997
Employee benefits	6,703	6,165	12,972	12,558
Total personnel expense	34,512	34,841	68,423	70,555
Occupancy and equipment expense	4,850	4,972	10,438	10,039
Merger and acquisition expenses	—	1,334	—	13,516
Intangibles amortization	1,669	2,049	3,428	4,194
Other operating expenses	17,260	18,397	35,189	37,464
Total noninterest expenses	58,291	61,593	117,478	135,768

Income before income taxes	36,884	37,266	68,667	56,611
Income tax expense	8,172	7,863	14,683	12,047
Net income	$28,712	$29,403	$53,984	$44,564

Earnings per common share:
Basic	$0.70	$0.72	$1.31	$1.09
Diluted	0.70	0.71	1.31	1.08

Weighted average common shares outstanding:
Basic	40,879,684	40,721,840	40,861,775	40,665,172
Diluted	41,262,091	41,129,100	41,256,081	41,123,869
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands - unaudited)	2024	2023	2024	2023

Net income	$28,712	$29,403	$53,984	$44,564
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	8,614	(31,415)	(10,529)	3,918
Tax (expense) benefit	(1,995)	7,273	2,437	(152)
Reclassification to realized losses	186	—	1,161	—
Tax expense	(43)	—	(269)	—
Postretirement Plans:
Amortization of unrecognized net actuarial losses	25	44	50	88
Tax benefit	(5)	(10)	(11)	(21)
Other comprehensive income (loss)	6,782	(24,108)	(7,161)	3,833
Comprehensive income	$35,494	$5,295	$46,823	$48,397
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended June 30, 2023
Balances, April 1, 2023	40,987	$959,422	$654,573	$(1,608)	$1,608	$(314,034)	$1,299,961
Net income			29,403				29,403
Cash dividends declared ($0.22 per common share)			(9,043)				(9,043)
Change in Rabbi Trust Obligation				243	(243)		—
Stock option exercised	23	488					488
Stock withheld for payment of taxes	(6)	(186)					(186)
Stock-based compensation	79	1,127					1,127
Other comprehensive loss						(24,108)	(24,108)
Balances, June 30, 2023	41,083	$960,851	$674,933	$(1,365)	$1,365	$(338,142)	$1,297,642

Three Months Ended June 30, 2024
Balances, April 1, 2024	41,156	$965,429	$732,643	$(1,396)	$1,396	$(321,973)	$1,376,099
Net income			28,712				28,712
Cash dividends declared ($0.22 per common share)			(9,061)				(9,061)
Change in Rabbi Trust Obligation				257	(257)		—
Stock options exercised	16	379					379
Stock-based compensation	16	1,431					1,431
Other comprehensive income						6,782	6,782
Balances, June 30, 2024	41,188	$967,239	$752,294	$(1,139)	$1,139	$(315,191)	$1,404,342
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Six Months Ended June 30, 2023
Balances, January 1, 2023	35,704	$725,153	$648,418	$(1,585)	$1,585	$(341,975)	$1,031,596
Net income			44,564				44,564
Cash dividends declared ($0.44 per common share)			(18,049)				(18,049)
Change in Rabbi Trust Obligation				220	(220)		—
Equity issued related to acquisition	5,033	229,489					229,489
Stock option exercised	193	3,703					3,703
Stock withheld for payment of taxes	(6)	(186)					(186)
Stock-based compensation	159	2,692					2,692
Other comprehensive income						3,833	3,833
Balances, June 31, 2023	41,083	$960,851	$674,933	$(1,365)	$1,365	$(338,142)	$1,297,642

Six Months Ended June 30, 2024
Balances, January 1, 2024	41,110	$963,990	716,420	(1,385)	1,385	(308,030)	1,372,380
Net income			53,984				53,984
Cash dividends declared ($0.44 per common share)			(18,110)				(18,110)
Change in Rabbi Trust Obligation				246	(246)		—
Stock option exercised	52	1,105					1,105
Stock withheld for payment of taxes	(4)	(126)					(126)
Stock-based compensation	30	2,270					2,270
Other comprehensive loss						(7,161)	(7,161)
Balances, June 30, 2024	41,188	$967,239	$752,294	$(1,139)	$1,139	$(315,191)	$1,404,342
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2024	2023
Cash Flows From Operating Activities
Net income	$53,984	$44,564
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	1,741	14,863
Net security premium amortization	4,448	4,731
Deferred income taxes	(1,358)	(2,324)
Loan discount accretion	(5,645)	(7,151)
Deposit and debt discount accretion, net	886	2,317
Foreclosed property gains, net	(153)	(35)
Securities losses, net	1,161	—
Other gains, net	(555)	(561)
Bank-owned life insurance income	(2,343)	(2,112)
Net amortization of deferred loan costs/(fees)	(886)	(590)
Depreciation of premises and equipment	4,029	3,778
Amortization of operating lease right-of-use assets	990	1,090
Repayments of lease obligations	(949)	(1,014)
Stock-based compensation expense	2,093	2,245
Amortization of intangible assets	3,428	4,194
Amortization and impairment of SBA servicing assets	890	494
Gains on sale of loans	(3,157)	(1,914)
Origination of presold mortgage loans in process of settlement and SBA loans held for sale	(76,938)	(64,117)
Proceeds from sales of presold mortgage loans in process of settlement and SBA loans	82,784	57,369
Increase in accrued interest receivable	1,746	2,001
Decrease in other assets	952	4,048
Increase in accrued interest payable	29	1,725
Decrease in other liabilities	453	1,553
Net cash provided by operating activities	67,630	65,154
Cash Flows From Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	167,698	96,686
Proceeds from maturities, calls and principal repayments of securities held to maturity	6,867	1,587
Proceeds from sales of securities available for sale	138,182	111,862
Proceeds from sale of VISA B shares	4,522	—
Purchases of Federal Reserve and FHLB stock	(15,804)	(51,177)
Redemptions of Federal Reserve and FHLB stock	28,880	35,892
Proceeds from bank owned life insurance death benefits	209	137
Purchases of other investments	(1,465)	—
Net decrease (increase) in loans	75,748	(226,193)
Proceeds from sales of foreclosed properties	217	192
Purchases of premises and equipment	(1,721)	(1,854)
Proceeds from sales of premises and equipment	10	45
Net cash received in acquisition activities	—	22,610
Net cash provided by (used in) investing activities	403,343	(10,213)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	455,723	(106,165)
Proceeds from the issuance of other borrowings	481,000	1,224,500
Repayment of other borrowings	(1,010,024)	(1,069,569)
Repayment of subordinated debentures	(10,000)	—
Cash dividends paid – common stock	(18,094)	(16,867)
Proceeds from stock option exercises	1,105	3,703
Payment of taxes related to stock withheld	(126)	(186)
Net cash (used) provided by financing activities	(100,416)	35,416
Increase in cash and cash equivalents	370,557	90,357
Cash and cash equivalents, beginning of period	237,855	270,318
Cash and cash equivalents, end of period	$608,412	$360,675
(Continued)

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$94,342	$54,694
Cash paid during the period for income taxes	14,382	12,917
Non-cash: Unrealized (loss) gain on securities available for sale, net of taxes	(7,200)	3,765
Non-cash: Foreclosed loans transferred to other real estate	—	576
Non-cash: Accrued dividends at end of period	9,061	9,038
Non-cash: Cancellation of operating lease right-of-use assets and operating lease liabilities	(1,497)	—
Acquisition of GrandSouth Bancorporation	—	See Note 2

See accompanying notes to consolidated financial statements.

Index
First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Organization and Basis of Presentation

The consolidated financial statements include the accounts of First Bancorp (the “Company”) and its wholly owned subsidiary First Bank (the “Bank”). The Bank has three wholly owned subsidiaries that are fully consolidated, SBA Complete, Inc. (“SBA Complete”), Magnolia Financial, Inc. ("Magnolia Financial"), and First Troy SPE, LLC. All significant intercompany accounts and transactions have been eliminated. During the second quarter of 2024, SBA Complete became inactive with certain activities transitioning to the Bank.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2024, the consolidated results of income, comprehensive income and shareholders' equity for the three and six months ended June 30, 2024 and 2023, and the consolidated cash flows for the six months ended June 30, 2024 and 2023. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the 2023 Annual Report for the year ended December 31, 2023. Operating results for interim period are not necessarily indicative of the results that may be expected for the full year.
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.
Refer to Note 1 of the 2023 Annual Report filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the financial statements.
The Company has evaluated all subsequent events through the date the consolidated financial statements were issued.
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

Index
paid. The amendments are effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 is not expected to have a significant impact on the Company's consolidated financial statements.
Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB") or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

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

Index
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

Index
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

Index
Note 3. Securities

The book values and approximate fair values of investment securities at June 30, 2024 and December 31, 2023 are summarized as follows:

($ in thousands)	June 30, 2024				December 31, 2023
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
U.S. Treasuries	$—	$—	$—	$—	$174,785	$172,570	$—	$(2,215)
Government-sponsored enterprise securities	71,967	60,127	—	(11,840)	71,964	60,266	—	(11,698)
Mortgage-backed securities	2,186,655	1,789,243	12	(397,424)	2,323,674	1,937,784	30	(385,920)
Corporate bonds	18,677	17,841	—	(836)	19,676	18,759	—	(917)
Total available for sale	$2,277,299	$1,867,211	$12	$(410,100)	$2,590,099	$2,189,379	$30	$(400,750)

Securities held to maturity:
Mortgage-backed securities	$10,645	$10,008	$—	$(637)	$12,085	$11,447	$—	$(638)
State and local governments	512,955	421,434	—	(91,521)	521,593	438,176	39	(83,456)
Total held to maturity	$523,600	$431,442	$—	$(92,158)	$533,678	$449,623	$39	$(84,094)

All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSEs"), except for private mortgage-backed securities with a fair value of $0.7 million as of June 30, 2024 and December 31, 2023.

The following table presents information regarding all securities with unrealized losses at June 30, 2024:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$—	$—	$—	$—	$—	$—
Government-sponsored enterprise securities	—	—	60,127	11,840	60,127	11,840
Mortgage-backed securities	190	1	1,796,740	398,060	1,796,930	398,061
Corporate bonds	375	51	15,716	785	16,091	836
State and local governments	5,157	85	415,914	91,436	421,071	91,521
Total unrealized loss position	$5,722	$137	$2,288,497	$502,121	$2,294,219	$502,258

The following table presents information regarding all securities with unrealized losses at December 31, 2023:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$—	$—	$172,570	$2,215	$172,570	$2,215
Government-sponsored enterprise securities	—	—	60,266	11,698	60,266	11,698
Mortgage-backed securities	1,117	5	1,945,830	386,553	1,946,947	386,558
Corporate bonds	—	—	17,008	917	17,008	917
State and local governments	—	—	432,476	83,456	432,476	83,456
Total unrealized loss position	$1,117	$5	$2,628,150	$484,839	$2,629,267	$484,844

Index
As of June 30, 2024, the Company's securities portfolio included 621 securities of which 600 securities were in an unrealized loss position. As of December 31, 2023, the Company's securities portfolio included 657 securities of which 632 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at June 30, 2024 and December 31, 2023 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from one state or local government entity. Nearly all of our mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or the Small Business Administration ("SBA"), each of which is a government agency or GSE and guarantees the repayment of the securities.
At June 30, 2024 and December 31, 2023, the Company determined that expected credit losses associated with held to maturity securities and available for sale debt securities were insignificant.
The book values and approximate fair values of investment securities at June 30, 2024, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,501	$2,485	$—	$—
Due after one year but within five years	10,000	8,604	5,409	5,155
Due after five years but within ten years	78,143	66,879	154,619	128,571
Due after ten years	—	—	352,927	287,708
Mortgage-backed securities	2,186,655	1,789,243	10,645	10,008
Total securities	$2,277,299	$1,867,211	$523,600	$431,442
At June 30, 2024 and December 31, 2023, investment securities with carrying values of $874.1 million and $971.3 million, respectively, were pledged as collateral for public deposits. In addition, at June 30, 2024 and December 31, 2023, investment securities with carrying values of $627.0 million and $679.0 million, respectively, were pledged as collateral for Federal Reserve Bank ("Federal Reserve") borrowings.
At June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
During the second quarter of 2024, the Company sold all of its holdings of Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering and recognized a gain of $4.5 million. As the Class B stock did not initially have a readily determinable fair value, it was carried at $0 prior to the sale.
During the three and six months ended June 30, 2024, the Company received proceeds from sales of securities of $138.2 million and recorded $4.7 million in gross losses from the sales. This loss was partially offset by the $4.5 million gain on the sale of the Visa stock discussed above. During the first quarter of 2024, the Company received proceeds from the call of a security of $5.2 million and recorded a $975 thousand loss related to the unamortized premium balance at the time of the call. During the first quarter of 2023, the Company sold substantially all of the securities acquired from GrandSouth at their initially recorded fair values. Accordingly, there was no gain or loss recorded on the sale of acquired securities.
Included in “Other assets” in the consolidated balance sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve stock totaling $41.4 million and $54.5 million at June 30, 2024 and December 31, 2023, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost of $8.5 million and $21.7 million at June 30, 2024 and December 31, 2023, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost and fair value of $32.9 million and $32.8 million at June 30, 2024 and December 31, 2023, respectively, and is a requirement for Federal Reserve member bank qualification.

Index
Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

Note 4. Loans, Allowance for Credit Losses, and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2024		December 31, 2023
	Amount	Percentage	Amount	Percentage
Commercial and industrial	$863,366	11%	$905,862	11%
Construction, development & other land loans	764,418	9%	992,980	12%
Commercial real estate - owner occupied	1,250,267	16%	1,259,022	16%
Commercial real estate - non owner occupied	2,561,803	32%	2,528,060	31%
Multi-family real estate	497,187	6%	421,376	5%
Residential 1-4 family real estate	1,729,050	21%	1,639,469	20%
Home equity loans/lines of credit	326,411	4%	335,068	4%
Consumer loans	76,638	1%	68,443	1%
Subtotal	8,069,140	100%	8,150,280	100%
Unamortized net deferred loan costs/(fees)	708		(178)
Total loans	$8,069,848		$8,150,102

Also included in the table above are various SBA loans, generally originated under the SBA 7A program, with additional information on these loans presented in the table below.

($ in thousands)	June 30, 2024	December 31, 2023
Guaranteed portions of SBA loans included in table above	$41,033	$35,462
Unguaranteed portions of SBA loans included in table above	105,032	107,784
Total SBA loans included in the table above	$146,065	$143,246

Sold portions of SBA loans with servicing retained - not included in tables above	$338,648	$349,275

At June 30, 2024 and December 31, 2023, there were remaining unaccreted discounts on the retained portion of sold SBA loans amounting to $3.2 million and $3.5 milion, respectively.

At June 30, 2024 and December 31, 2023, loans in the amount of $6.6 billion and $6.5 billion, respectively, were pledged as collateral for certain borrowings.

At June 30, 2024 and December 31, 2023, total loans included loans to executive officers and directors of the Company, and their associates, totaling approximately $63.9 million and $63.7 million, respectively. While there was one new loan, advances on existing loans totaled approximately $1.3 million for the six months ended June 30, 2024, and repayments amounted to $1.0 million for that period. Available credit on related party loans totaled $1.3 million and $2.7 million at June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, unamortized discounts on all acquired loans totaled $19.3 million and $24.0 million, respectively. Loan discounts are generally amortized as yield adjustments over the respective lives of the loans, so long as the loans perform.
Nonperforming assets ("NPAs") are defined as nonaccrual loans, modifications to borrowers in financial distress, loans past due 90 or more days and still accruing interest, and foreclosed real estate.

Index
The following table summarizes the NPAs for each date presented.

($ in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans	$33,102	$32,208
Modifications to borrowers in financial distress	10,495	11,719
Accruing loans > 90 days past due	—	—
Total nonperforming loans	43,597	43,927
Foreclosed real estate	1,150	862
Total nonperforming assets	$44,747	$44,789
At June 30, 2024 and December 31, 2023, the Company had $1.8 million and $1.0 million, respectively, in residential mortgage loans in the process of foreclosure.
At June 30, 2024 and December 31, 2023, there was one loan with a commitment to lend an immaterial amount of additional funds to a borrower whose loan was nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories as of June 30, 2024:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$544	$11,411	$11,955
Construction, development & other land loans	—	30	30
Commercial real estate - owner occupied	879	8,240	9,119
Commercial real estate - non owner occupied	540	5,299	5,839
Residential 1-4 family real estate	—	4,192	4,192
Home equity loans/lines of credit	—	1,707	1,707
Consumer loans	—	260	260
Total	$1,963	$31,139	$33,102

The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2023:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$944	$8,932	$9,876
Construction, development & other land loans	—	399	399
Commercial real estate - owner occupied	960	6,082	7,042
Commercial real estate - non owner occupied	6,121	1,082	7,203
Residential 1-4 family real estate	—	4,843	4,843
Home equity loans/lines of credit	534	2,169	2,703
Consumer loans	—	142	142
Total	$8,559	$23,649	$32,208

There was no interest income recognized during the periods presented on nonaccrual loans. In the period that the Company places a loan on nonaccrual status, contractual interest income is reversed in the consolidated income statement.

Index
The following table represents the accrued interest receivables written off by reversing interest income during each period indicated:

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Commercial and industrial	$226	$162
Construction, development & other land loans	—	2
Commercial real estate - owner occupied	168	64
Commercial real estate - non owner occupied	55	7
Residential 1-4 family real estate	34	20
Home equity loans/lines of credit	16	16
Consumer loans	—	1
Total	$499	$272

The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2024:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$848,838	$1,615	$958	$11,955	$863,366
Construction, development & other land loans	763,878	493	17	30	764,418
Commercial real estate - owner occupied	1,239,688	955	505	9,119	1,250,267
Commercial real estate - non owner occupied	2,555,460	504	—	5,839	2,561,803
Multi-family real estate	497,187	—	—	—	497,187
Residential 1-4 family real estate	1,721,038	683	3,137	4,192	1,729,050
Home equity loans/lines of credit	323,222	1,362	120	1,707	326,411
Consumer loans	75,822	278	278	260	76,638
Total	$8,025,133	$5,890	$5,015	$33,102	8,069,140
Unamortized net deferred loan costs/(fees)					708
Total loans					$8,069,848

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2023:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$892,003	$3,726	$257	$9,876	$905,862
Construction, development & other land loans	992,084	241	256	399	992,980
Commercial real estate - owner occupied	1,250,670	906	404	7,042	1,259,022
Commercial real estate - non owner occupied	2,520,496	361	—	7,203	2,528,060
Multi-family real estate	421,376	—	—	—	421,376
Residential 1-4 family real estate	1,612,357	18,868	3,401	4,843	1,639,469
Home equity loans/lines of credit	331,413	603	349	2,703	335,068
Consumer loans	67,900	270	131	142	68,443
Total	$8,088,299	$24,975	$4,798	$32,208	8,150,280
Unamortized net deferred loan costs/(fees)					(178)
Total loans					$8,150,102
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

Index
The following table presents an analysis of collateral dependent loans of the Company as of June 30, 2024:

($ in thousands)	Residential Property	Business Assets	Commercial Property	Total Collateral-Dependent Loans
Commercial and industrial	$—	$597	$—	$597
Construction, development & other land loans	—	263	2,541	2,804
Commercial real estate - owner occupied	—	—	5,478	5,478
Commercial real estate - non owner occupied	—	—	14,090	14,090
Total	$—	$860	$22,109	$22,969

The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2023:

($ in thousands)	Residential Property	Business Assets	Commercial Property	Total Collateral-Dependent Loans
Commercial and industrial	$—	$2,385	$—	$2,385
Commercial real estate - owner occupied	—	—	1,142	1,142
Commercial real estate - non owner occupied	—	—	6,121	6,121
Home equity loans/lines of credit	534	—	—	534
Total	$534	$2,385	$7,263	$10,182

There have been no material changes from the treatment of collateral dependent loans under CECL as discussed in Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The following tables presents the activity in the ACL on loans for each of the periods indicated. Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the current expected credit loss ("CECL") model, and as occurred in 2023, adjustments for acquired loan portfolios. The change to the level of ACL during the six months ended June 30, 2024 was determined based primarily on updated economic forecasts, which are a key assumption in the CECL model and which indicated improvement in certain economic forecasts along with reductions in loan balances during the period, partially offset by a continued reduction of the commercial real estate pricing index, thus resulting in little change to the ACL for the quarter or year to date.

Index

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended June 30, 2024
Commercial and industrial	$20,294	$(2,478)	$857	$1,164	$19,837
Construction, development & other land loans	11,783	—	50	(1,837)	9,996
Commercial real estate - owner occupied	18,163	(30)	4	(278)	17,859
Commercial real estate - non owner occupied	26,252	—	41	(417)	25,876
Multi-family real estate	4,422	—	—	707	5,129
Residential 1-4 family real estate	22,704	(6)	106	2,051	24,855
Home equity loans/lines of credit	3,336	(2)	17	(174)	3,177
Consumer loans	3,113	(141)	123	234	3,329
Total	$110,067	$(2,657)	$1,198	$1,450	$110,058

As of and for the six months ended June 30, 2024
Commercial and industrial	$21,227	$(4,063)	$1,100	$1,573	$19,837
Construction, development & other land loans	13,940	(79)	147	(4,012)	9,996
Commercial real estate - owner occupied	18,218	(88)	8	(279)	17,859
Commercial real estate - non owner occupied	24,916	(158)	43	1,075	25,876
Multi-family real estate	3,825	—	—	1,304	5,129
Residential 1-4 family real estate	21,396	(6)	227	3,238	24,855
Home equity loans/lines of credit	3,339	(2)	22	(182)	3,177
Consumer loans	2,992	(376)	180	533	3,329
Total	$109,853	$(4,772)	$1,727	$3,250	$110,058

($ in thousands)	Beginning balance	Initial ACL for acquired PCD loans	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended June 30, 2023
Commercial and industrial	$23,073	$—	$(1,534)	$492	$1,411	$23,442
Construction, development & other land loans	18,986	—	—	158	(667)	18,477
Commercial real estate - owner occupied	16,082	—	—	34	265	16,381
Commercial real estate - non owner occupied	25,990	—	—	38	246	26,274
Multi-family real estate	3,204	—	—	3	739	3,946
Residential 1-4 family real estate	12,285	—	—	79	1,941	14,305
Home equity loans/lines of credit	3,481	—	—	40	196	3,717
Consumer loans	3,295	—	(217)	41	(431)	2,688
Total	$106,396	$—	$(1,751)	$885	$3,700	$109,230

As of and for the six months ended June 30, 2023
Commercial and industrial	$17,718	$5,197	$(3,711)	$766	$3,472	$23,442
Construction, development & other land loans	15,128	49	—	223	3,077	18,477
Commercial real estate - owner occupied	14,972	191	—	70	1,148	16,381
Commercial real estate - non owner occupied	22,780	51	(235)	432	3,246	26,274
Multi-family real estate	2,957	—	—	7	982	3,946
Residential 1-4 family real estate	11,354	113	—	225	2,613	14,305
Home equity loans/lines of credit	3,158	8	(2)	74	479	3,717
Consumer loans	2,900	1	(424)	77	134	2,688
Total	$90,967	$5,610	$(4,372)	$1,874	$15,151	$109,230
Credit Quality Indicators
There have been no material changes from the treatment of credit quality tracking and risk grade descriptions as discussed in Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Index

	Term Loans by Year of Origination
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
As of June 30, 2024
Commercial and industrial
Pass	$57,552	$104,107	$141,628	$96,224	$67,280	$83,501	$296,600	$846,892
Special Mention	761	540	157	120	161	872	567	3,178
Classified	148	2,537	3,006	161	618	5,754	1,072	13,296
Total commercial and industrial	58,461	107,184	144,791	96,505	68,059	90,127	298,239	863,366
Gross charge-offs, YTD	71	100	574	196	121	752	2,249	4,063
Construction, development & other land loans
Pass	189,201	296,299	144,485	34,260	15,371	12,479	66,649	758,744
Special Mention	53	635	853	2,552	—	266	14	4,373
Classified	830	391	—	—	67	13	—	1,301
Total construction, development & other land loans	190,084	297,325	145,338	36,812	15,438	12,758	66,663	764,418
Gross charge-offs, YTD	—	79	—	—	—	—	—	79
Commercial real estate - owner occupied
Pass	80,629	230,673	301,138	274,787	165,067	143,931	17,912	1,214,137
Special Mention	8,087	2,654	4,421	237	763	7,509	—	23,671
Classified	2,808	343	1,491	458	1,256	6,053	50	12,459
Total commercial real estate - owner occupied	91,524	233,670	307,050	275,482	167,086	157,493	17,962	1,250,267
Gross charge-offs, YTD	—	25	—	—	—	63	—	88
Commercial real estate - non owner occupied
Pass	225,801	431,974	729,144	673,742	274,613	168,641	30,416	2,534,331
Special Mention	13,216	274	199	16	380	6,956	452	21,493
Classified	254	400	30	12	4,233	1,050	—	5,979
Total commercial real estate - non owner occupied	239,271	432,648	729,373	673,770	279,226	176,647	30,868	2,561,803
Gross charge-offs, YTD	—	—	—	—	—	158	—	158
Multi-family real estate
Pass	50,567	42,386	153,659	162,652	42,740	17,184	27,336	496,524
Special Mention	663	—	—	—	—	—	—	663
Classified	—	—	—	—	—	—	—	—
Total multi-family real estate	51,230	42,386	153,659	162,652	42,740	17,184	27,336	497,187
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	151,928	324,467	423,658	308,329	178,922	328,995	3,053	1,719,352
Special Mention	209	—	12	147	63	937	—	1,368
Classified	1,240	250	44	219	1,212	5,365	—	8,330
Total residential 1-4 family real estate	153,377	324,717	423,714	308,695	180,197	335,297	3,053	1,729,050
Gross charge-offs, YTD	—	—	—	—	—	6	—	6
Home equity loans/lines of credit
Pass	1,422	2,739	702	393	211	982	313,065	319,514
Special Mention	122	157	—	—	—	—	16	295
Classified	106	44	—	141	90	9	6,212	6,602
Total home equity loans/lines of credit	1,650	2,940	702	534	301	991	319,293	326,411
Gross charge-offs, YTD	—	—	—	—	—	—	2	2
Consumer loans
Pass	9,250	12,989	9,724	3,378	1,551	510	38,798	76,200
Special Mention	—	—	—	—	—	—	31	31
Classified	—	4	35	55	—	29	284	407
Total consumer loans	9,250	12,993	9,759	3,433	1,551	539	39,113	76,638
Gross charge-offs, YTD	—	17	20	4	—	—	335	376

Total loans	$794,847	$1,453,863	$1,914,386	$1,557,883	$754,598	$791,036	$802,527	8,069,140
Unamortized net deferred loan costs/(fees)								708
Total loans, net of deferred loan costs/(fees)								$8,069,848

Total gross charge-offs, year to date	$71	$221	$594	$200	$121	$979	$2,586	$4,772

Index

	Term Loans by Year of Origination
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
As of December 31, 2023
Commercial and industrial
Pass	$136,735	$161,131	$111,069	$75,312	$38,495	$60,626	$302,684	$886,052
Special Mention	2,832	2,547	167	185	448	672	1,135	7,986
Classified	1,626	1,152	720	1,389	1,647	4,487	803	11,824
Total commercial and industrial	141,193	164,830	111,956	76,886	40,590	65,785	304,622	905,862
Gross charge-offs, YTD	171	1,036	713	537	821	1,547	3,533	8,358
Construction, development & other land loans
Pass	563,998	231,450	90,374	16,662	11,598	5,816	70,852	990,750
Special Mention	489	273	59	—	2	4	19	846
Classified	657	708	—	—	8	11	—	1,384
Total construction, development & other land loans	565,144	232,431	90,433	16,662	11,608	5,831	70,871	992,980
Gross charge-offs, YTD	—	—	—	—	—	120	—	120
Commercial real estate - owner occupied
Pass	210,449	323,852	299,135	196,343	92,452	86,784	23,198	1,232,213
Special Mention	338	2,533	271	817	5,755	2,253	—	11,967
Classified	4,456	1,505	1,721	895	2,288	3,904	73	14,842
Total commercial real estate - owner occupied	215,243	327,890	301,127	198,055	100,495	92,941	23,271	1,259,022
Gross charge-offs, YTD	—	—	49	—	—	92	3	144
Commercial real estate - non owner occupied
Pass	509,596	748,854	722,472	287,235	119,515	84,690	29,001	2,501,363
Special Mention	11,353	199	36	393	1,183	5,942	342	19,448
Classified	871	32	14	4,214	634	1,484	—	7,249
Total commercial real estate - non owner occupied	521,820	749,085	722,522	291,842	121,332	92,116	29,343	2,528,060
Gross charge-offs, YTD	—	—	235	—	—	—	—	235
Multi-family real estate
Pass	57,378	137,533	139,879	43,881	12,231	10,323	20,151	421,376
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total multi-family real estate	57,378	137,533	139,879	43,881	12,231	10,323	20,151	421,376
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	363,410	400,483	317,515	186,459	94,567	260,102	3,247	1,625,783
Special Mention	681	41	202	64	587	1,987	—	3,562
Classified	1,848	50	474	741	472	6,539	—	10,124
Total residential 1-4 family real estate	365,939	400,574	318,191	187,264	95,626	268,628	3,247	1,639,469
Gross charge-offs, YTD	—	—	—	—	—	4	—	4
Home equity loans/lines of credit
Pass	2,830	1,136	1,141	223	499	1,233	319,199	326,261
Special Mention	163	—	122	—	—	—	18	303
Classified	255	—	146	91	112	10	7,890	8,504
Total home equity loans/lines of credit	3,248	1,136	1,409	314	611	1,243	327,107	335,068
Gross charge-offs, YTD	—	—	—	—	—	—	309	309
Consumer loans
Pass	16,497	12,906	4,999	2,173	432	429	30,757	68,193
Special Mention	—	—	—	—	—	—	—	—
Classified	130	7	45	—	3	34	31	250
Total consumer loans	16,627	12,913	5,044	2,173	435	463	30,788	68,443
Gross charge-offs, YTD	34	79	73	23	—	1	795	1,005

Total loans	$1,886,592	$2,026,392	$1,690,561	$817,077	$382,928	$537,330	$809,400	8,150,280
Unamortized net deferred loan costs/(fees)								(178)
Total loans, net of deferred loan costs/(fees)								$8,150,102

Total gross charge-offs, year to date	$205	$1,115	$1,070	$560	$821	$1,764	$4,640	$10,175

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

The followings tables present the amortized cost basis at June 30, 2024 and June 30, 2023 of the loans modified during the three and six months then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended June 30, 2024
Commercial and industrial	$—	$1	$—	$96	$97	0.01%
Residential 1-4 family real estate	—	203	—	—	203	0.01%
Home equity loans/lines of credit	—	290	—	—	290	0.09%
Total	$—	$494	$—	$96	$590	0.01%

As of and for the six months ended June 30, 2024
Commercial and industrial	$114	$1	$878	$96	$1,089	0.13%
Commercial real estate - non owner occupied	—	111	—	—	111	—%
Residential 1-4 family real estate	—	203	—	—	203	0.01%
Home equity loans/lines of credit	—	323	—	176	499	0.15%
Total	$114	$638	$878	$272	$1,902	0.02%

($ in thousands)	Payment Delay	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended June 30, 2023
Commercial and industrial	$1,363	$30	$—	$1,393	0.16%
Commercial real estate - owner occupied	188	287	—	475	0.04%
Residential 1-4 family real estate	—	469	—	469	0.03%
Home equity loans/lines of credit	—	1,317	—	1,317	0.39%
Total	$1,551	$2,103	$—	$3,654	0.05%

As of and for the six months ended June 30, 2023
Commercial and industrial	$1,513	$105	$—	$1,618	0.18%
Construction, development & other land loans	—	502	12	514	0.05%
Commercial real estate - owner occupied	188	287	—	475	0.04%
Commercial real estate - non owner occupied	—	96	—	96	—%
Residential 1-4 family real estate	—	515	—	515	0.04%
Home equity loans/lines of credit	—	1,416	—	1,416	0.42%
Consumer loans	—	228	—	228	0.34%
Total	$1,701	$3,149	$12	$4,862	0.06%
For the three and six months ended June 30, 2024 and June 30, 2023, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.

Index
The following table describes the financial effect for the three and six months ended June 30, 2024 of the modifications made for borrowers experiencing financial difficulty:

	Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
For the three months ended June 30, 2024
Commercial and industrial	0.75%	0	27
Residential 1-4 family real estate	—%	0	103
Home equity loans/lines of credit	—%	0	95

For the six months ended June 30, 2024
Commercial and industrial	0.75%	36	13
Commercial real estate - non owner occupied	—%	0	13
Residential 1-4 family real estate	—%	0	103
Home equity loans/lines of credit	2.10%	0	69
The following table describes the financial effect for the three and six months ended June 30, 2023 of the modifications made for borrowers experiencing financial difficulty:

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

Index
The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that were modified in the last twelve months as of June 30, 2024:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$1,258	$—	$—	$—
Construction, development & other land loans	111	—	17	—
Commercial real estate - owner occupied	3,888	—	—	—
Commercial real estate - non owner occupied	111	—	—	—
Residential 1-4 family real estate	203	—	75	—
Home equity loans/lines of credit	1,691	—	—	—
	$7,262	$—	$92	$—
The following table depicts the performance of loans that were modified in the last twelve months as of December 31, 2023:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$2,841	$—	$—	$—
Construction, development & other land loans	362	—	—	—
Commercial real estate - owner occupied	4,455	—	—	—
Commercial real estate - non owner occupied	206	—	—	—
Residential 1-4 family real estate	656	79	—	—
Home equity loans/lines of credit	3,114	—	—	—
Consumer loans	6	—	—	—
	$11,640	$79	$—	$—
None of the modifications made for borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and June 30, 2023 are considered to have had a payment default.
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
Allowance for Unfunded Loan Commitments
In addition to the ACL on loans, the Company maintains an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for unfunded commitments expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL on loans. The

Index
allowance for unfunded loan commitments of $9.9 million and $11.4 million at June 30, 2024 and December 31, 2023, respectively, were separately classified on the consolidated balance sheets within "Other liabilities."
The following table presents the balance and activity in the allowance for unfunded loan commitments for the six months ended June 30, 2024 and 2023:

($ in thousands)	June 30, 2024	June 30, 2023
Beginning balance	$11,369	$13,306
Initial provision for credit losses on unfunded commitments acquired from GrandSouth	—	1,921
Charge-offs	—	—
Recoveries	—	—
Reversal of provision for unfunded commitments	(1,509)	(2,209)
Ending balance	$9,860	$13,018

Allowance for Credit Losses - Securities Held to Maturity
The ACL for securities held to maturity was insignificant at June 30, 2024 and December 31, 2023.

Note 5. Goodwill, Other Intangible Assets and Servicing Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets and the carrying amount of unamortized intangible assets as of the periods presented.

	June 30, 2024			December 31, 2023
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Customer lists	$1,600	$1,227	$373	$2,700	$2,167	$533
Core deposit intangibles	57,890	32,187	25,703	57,890	28,933	28,957
Other intangibles	100	96	4	100	83	17
Total amortizable intangible assets	$59,590	$33,510	$26,080	$60,690	$31,183	$29,507
Unamortizable intangible assets:
Goodwill	$478,750			$478,750
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
Amortization expense of all amortizable intangible assets totaled $1.7 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively, and $3.4 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31 of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. No triggering events were identified during 2024 to date and, therefore, the Company did not perform interim impairment evaluations. The Company's most recent evaluation of goodwill, which occurred in the fourth quarter of 2023, indicated that there was no goodwill impairment. There was no change to carrying amounts of goodwill during 2024.
The following table presents the estimated amortization expense schedule related to acquisition-related amortizable intangible assets. These amounts will be recorded as "Intangibles amortization expense" within the noninterest expense section of the consolidated statements of income. These estimates are subject to change in future periods

Index
to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortizable intangible assets.

($ in thousands)	Estimated Amortization Expense
July 1, 2024 to December 31, 2024	$3,176
2025	5,672
2026	4,704
2027	3,951
2028	3,197
Thereafter	5,380
Total	$26,080
The Company recorded SBA guaranteed servicing fee income of $0.8 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. There was no impairment of SBA servicing assets at June 30, 2024 and December 31, 2023 and no significant changes in fair value assumptions from year end.
The following table presents the changes in the SBA servicing assets (included in "Other assets" in the Company's consolidated balance sheet) for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance, net	$3,137	$3,897	$3,350	$4,004
Add: New servicing assets	319	195	543	271
Less: Amortization expense and impairment charges	453	311	890	494
Ending balance, net	$3,003	$3,781	$3,003	$3,781

Index
Note 6. Borrowings
The following tables present information regarding the Company’s outstanding borrowings at June 30, 2024 and December 31, 2023 (dollars in thousands):

Description	Due date	Call Feature	Balance at June 30, 2024	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$826	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.24% at 6/30/24 adjustable rate 3 month CME Term SOFR+ 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.34% at 6/30/24 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	7.76% at 6/30/24 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	7.59% at 6/30/24 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	6.99% at 6/30/24 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by the Company beginning 6/23/2011	8,248	7.46% at 6/30/24 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed
Total borrowings / weighted average rate as of June 30, 2024			96,150	6.93%
Unamortized discount on acquired borrowings			(4,637)
Total borrowings			$91,513

During the first and second quarters of 2024, the Company redeemed borrowings under the FRB Bank Term Funding Program totaling $18.0 million and $231.0 million, respectively. Also during the second quarter, the Company redeemed $10.0 million of subordinated debentures.

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

Note 7. Leases
The Company enters into leases in the normal course of business. As of June 30, 2024, the Company leased 14 bank branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the buildings are owned. The Company also leases office space for several operational departments. The lease agreements have maturity dates ranging from November 2024 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 20.9 years as of June 30, 2024. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's consolidated balance sheets. The short-term lease cost for each period presented was insignificant.
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

Index
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rates for leases were 3.30% and 3.19% as of June 30, 2024 and December 31, 2023, respectively.
The right-of-use assets, included in "Other assets" on the Company's consolidated balance sheet, and lease liabilities, included in "Other liabilities" on the Company's consolidated balance sheet, were $14.6 million and $15.3 million as of June 30, 2024, respectively, and were $17.1 million and $17.8 million as of December 31, 2023, respectively.
Total operating lease expenses, included in "Other operating expenses" in the Company's consolidated statement of income, were $0.5 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $1.2 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.
Future undiscounted lease payments for operating leases with initial terms of greater than one year as of June 30, 2024 are as follows:

($ in thousands)
July 1, 2024 to December 31, 2024	$1,139
2025	1,800
2026	1,517
2027	1,236
2028	1,145
Thereafter	16,120
Total undiscounted lease payments	22,957
Less effect of discounting	(7,614)
Present value of estimated lease payments (lease liability)	$15,343

Note 8. Pension Plans
The Company recorded periodic pension cost totaling $63,000 and $50,000 for the three months ended June 30, 2024 and 2023, respectively, and $126,000 and $101,000 for the six months ended June 30, 2024 and 2023, respectively.
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

Index
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2024:

($ in thousands) Description of Financial Instruments	Fair Value at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$60,127	$—	$60,127	$—
Mortgage-backed securities	1,789,243	—	1,789,243	—
Corporate bonds	17,841	—	17,841	—
Total available for sale securities	$1,867,211	$—	$1,867,211	$—

Derivative financial assets	$69	$—	$69	$—

Presold mortgages in process of settlement	$7,247	$—	$7,247	$—

Derivative financial liabilities	$70	$—	$70	$—

Nonrecurring
Individually evaluated loans	$4,561	$—	$—	$4,561

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2023:

($ in thousands) Description of Financial Instruments	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
US Treasury securities	$172,570	$—	$172,570	$—
Government-sponsored enterprise securities	60,266	—	60,266	—
Mortgage-backed securities	1,937,784	—	1,937,784	—
Corporate bonds	18,759	—	18,759	—
Total available for sale securities	$2,189,379	$—	$2,189,379	$—

Derivative financial assets	$295	$—	$295	$—

Presold mortgages in process of settlement	$2,667	$—	$2,667	$—

Derivative financial liabilities	$349	$—	$349	$—

Nonrecurring
Individually evaluated loans	$1,953	$—	$—	$1,953
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
For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2024, the significant unobservable inputs used in the fair value measurements were as presented in the tables below:

($ in thousands)	Fair Value at June 30, 2024	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Individually evaluated loans - collateral-dependent	$4,561	Appraised value	Discounts applied for estimated costs to sell	10%
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

Index
The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2024 and December 31, 2023 were as follows:

		June 30, 2024		December 31, 2023
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$90,468	$90,468	$100,891	$100,891
Due from banks, interest-bearing	Level 1	517,944	517,944	136,964	136,964
Securities held to maturity	Level 2	523,600	431,442	533,678	449,623
Total loans, net of allowance	Level 3	7,959,790	7,250,188	8,040,249	7,379,079
Accrued interest receivable	Level 1	35,605	35,605	37,351	37,351
Bank-owned life insurance	Level 1	186,031	186,031	183,897	183,897
SBA Servicing Asset	Level 3	3,002	3,923	3,351	4,049

Demand deposits, money market and savings	Level 1	9,453,321	9,453,321	9,052,905	9,052,905
Time deposits	Level 2	1,034,508	1,028,372	978,694	972,513
Borrowings	Level 2	91,513	79,815	630,158	615,614
Accrued interest payable	Level 1	5,728	5,728	5,699	5,699
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

Note 10. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $0.9 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and $1.6 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively. These amounts are included in "Total personnel expense" on the accompanying consolidated statements of income.
The Company recognized income tax benefits related to stock-based compensation expense in its income statement of $218,000 and $261,000 for the three months ended June 30, 2024 and 2023, respectively and $371,000 and $520,000 for the six months ended June 30, 2024 and 2023, respectively.
At June 30, 2024, the sole equity-based compensation plan of the Company was the First Bancorp 2024 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 31, 2024. As of June 30, 2024, the Equity Plan had 1,976,567 shares remaining available for grant. During the quarter, the First Bancorp 2014 Equity Plan expired and was replaced by the Equity Plan.
The Equity Plan is intended to serve as a means to attract, retain, and motivate key employees and directors and to associate the interests of the Equity Plan's participants with those of the Company and its shareholders. The Equity Plan allows for both grants of stock options and other types of equity-based compensation, including stock appreciation rights, restricted and unrestricted stock, restricted performance stock, and performance units. For the

Index
last several years, the only equity-based compensation granted by the Company has been shares of restricted stock, as it relates to employees, and unrestricted stock as it relates to non-employee directors.
There have been no material changes to the treatment of stock awards and equity grants as discussed in Note 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
In addition to employee equity awards, the Company's practice is to grant unrestricted common shares to each non-employee director (currently twelve in total) in June of each year. The grants were valued at approximately $37,500 in 2024. Compensation expense associated with these director awards is fully recognized by the date of the award since there are no vesting conditions.
The following table presents information regarding the activity for the first six months of 2024 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	291,291	$38.01
Granted during the period	20,244	34.10
Vested during the period	(10,614)	41.62
Forfeited or expired during the period	—	—
Nonvested at June 30, 2024	300,921	$37.31
Total unrecognized compensation expense as of June 30, 2024 amounted to $3.9 million with a weighted average remaining term of 1.5 years. For the nonvested awards that were outstanding at June 30, 2024, the Company expects to record $2.6 million in compensation expense in the next 12 months, $1.7 million of which is expected to be recorded in the remaining quarters of 2024.

Index
Note 11. Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended June 30,
	2024			2023
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$28,712			$29,403
Less: income allocated to restricted stock	(205)			(201)
Basic EPS per common share	$28,507	40,879,684	$0.70	$29,202	40,721,840	$0.72

Diluted EPS:
Net income	$28,712	40,879,684		$29,403	40,721,840
Effect of dilutive securities	—	382,407		—	407,260
Diluted EPS per common share	$28,712	41,262,091	$0.70	$29,403	41,129,100	$0.71

	For the Six Months Ended June 30,
	2024			2023
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$53,984			$44,564
Less: income allocated to restricted stock	(384)			(299)
Basic EPS per common share	$53,600	40,861,775	$1.31	$44,265	40,665,172	$1.09

Diluted EPS:
Net income	$53,984	40,861,775		$44,564	40,665,172
Effect of dilutive securities	—	394,306		—	458,697
Diluted EPS per common share	$53,984	41,256,081	$1.31	$44,564	41,123,869	$1.08

Index
Note 12. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI") for the Company for the periods shows were as follows:

($ in thousands)	June 30, 2024	December 31, 2023
Unrealized loss on securities available for sale	$(410,088)	$(400,720)
Deferred tax asset	94,935	92,767
Net unrealized loss on securities available for sale	(315,153)	(307,953)

Postretirement plans liability	(50)	(100)
Deferred tax asset	12	23
Net postretirement plans liability	(38)	(77)

Total accumulated other comprehensive loss	$(315,191)	$(308,030)
The following tables disclose the changes in AOCI for the three and six months ended June 30, 2024 and 2023 (all amounts are net of tax):

	For the Three Months Ended June 30, 2024
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(321,915)	$(58)	$(321,973)
Other comprehensive income before reclassifications	6,619	—	6,619
Amounts reclassified from accumulated other comprehensive income	143	20	163
Net current period other comprehensive income	6,762	20	6,782

Ending balance	$(315,153)	$(38)	$(315,191)

	For the Three Months Ended June 30, 2023
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(314,109)	$75	$(314,034)
Other comprehensive loss before reclassifications	(24,142)	—	(24,142)
Amounts reclassified from accumulated other comprehensive income	—	34	34
Net current period other comprehensive (loss) income	(24,142)	34	(24,108)

Ending balance	$(338,251)	$109	$(338,142)

Index

	For the Six Months Ended June 30, 2024
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(307,953)	$(77)	$(308,030)
Other comprehensive loss before reclassifications	(8,092)	—	(8,092)
Amounts reclassified from accumulated other comprehensive income	892	39	931
Net current-period other comprehensive (loss) income	(7,200)	39	(7,161)

Ending balance	$(315,153)	$(38)	$(315,191)

	For the Six Months Ended June 30, 2023
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(342,017)	$42	$(341,975)
Other comprehensive income before reclassifications	3,766	—	3,766
Amounts reclassified from accumulated other comprehensive income	—	67	67
Net current-period other comprehensive income	3,766	67	3,833

Ending balance	$(338,251)	$109	$(338,142)
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

Note 13. Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2024 and 2023. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Noninterest Income in-scope of ASC 606:
Service charges on deposit accounts	$4,139	$4,114	$8,007	$8,008
Other service charges and fees:
Bankcard interchange income, net	2,359	2,368	4,673	4,950
Other service charges and fees	1,650	3,255	3,498	6,572
Commissions from sales of financial products	1,377	1,413	2,697	2,719
Portion of other income in-scope of ASC 606	55	409	312	930
Noninterest income (in-scope of ASC 606)	9,580	11,559	19,187	23,179
Noninterest income (out-of-scope of ASC 606)	5,068	2,676	8,399	4,592
Total noninterest income	$14,648	$14,235	$27,586	$27,771
There have been no material changes from the Company's revenue streams accounted for under ASC 606 as discussed in Note 20 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Overview and Highlights at and for Three Months Ended June 30, 2024

We earned net income of $28.7 million, or $0.70 diluted EPS, during the three months ended June 30, 2024 compared to net income of $29.4 million, or $0.71 diluted EPS, for the three months ended June 30, 2023. The decrease in net income in the the current year period as compared to the prior year period was driven primarily by higher cost of funds, partially offset by a higher yield on interest earning assets and lower noninterest expenses.
•Net interest income for the second quarter of 2024 was $81.1 million, a 6.8% decrease from the $87.0 million recorded in the second quarter of 2023. The decrease in net interest income from the prior year period was driven by higher cost of funds, partially offset by higher yield on earning assets.
•Net interest margin ("NIM") on a tax-equivalent basis decreased in the second quarter of 2024 to 2.87% from 3.08% for the second quarter of 2023 as a result of the higher cost of funds and decreased loan accretion, partially offset by increases in market interest rates driving higher yields on loans and other earning assets.
•We remained well-capitalized by all regulatory standards with a total common equity Tier 1 ratio of 13.99% and total risk-based capital ratio of 16.24% at June 30, 2024.
•The decline in the provision for credit losses in the second quarter of 2024 as compared to the second quarter of 2023 was related to a $593 thousand reduction in net charge off activity as well as generally improving economic forecasts that lead to a reduction in the reserves required for unfunded commitments.
•Noninterest income for the three months ended June 30, 2024 totaled $14.6 million which was an increase of $0.4 million, or 2.9%, from the comparable period of 2023 and was primarily related to an increase in SBA loan sale gains.
•Noninterest expense of $58.3 million for the quarter ended June 30, 2024 decreased $3.3 million, or 5.4%, from the three months ended June 30, 2023. This decrease is attributable to the $1.3 million of merger and acquisition expense resulting from the GrandSouth acquisition during the three months ended June 30, 2023 and a $1.1 million decrease in other operating expenses.

Overview and Highlights at and for Six Months Ended June 30, 2024

We earned net income of $54.0 million, or $1.31 diluted EPS, during the six months ended June 30, 2024 compared to net income of $44.6 million, or $1.08 diluted EPS, for the six months ended June 30, 2023.
•Net interest income for six months ended June 30, 2024 was $160.3 million, a 10.7% decrease from the $179.5 million recorded for the comparable period of 2023. The decrease in net interest income was driven by higher cost of funds, partially offset by higher yields on interest earning assets.
•NIM on a tax-equivalent basis decreased to 2.83% for the six months ended June 30, 2024 from 3.19% for the six months ended June 30, 2023 related to higher cost of funds driven by increases in market rates and competition for deposits. Higher rates on interest-bearing liabilities were partially offset by increased loan yields from market rate increases and pricing on new loans, partially offset by lower loan discount accretion.
•For the six months ended June 30, 2024, the Company recorded $1.7 million in provision for credit losses as compared to $14.9 million for the six months ended June 30, 2023. The higher provision in the 2023 period was directly related to the GrandSouth acquisition as follows: (1) a one-time provision of $12.2 million for non-credit deteriorated loans; and (2) a one-time initial provision for unfunded commitments of $1.9 million.

Index
•Noninterest income for the six months ended June 30, 2024 totaled $27.6 million, a decrease of $0.2 million, or 0.7%, from the comparable period of 2023 primarily related to increased securities losses of $1.2 million and a $597 thousand decrease in other service charges and fees, partially offset by an increase in SBA loan sale gains of $1.3 million.
•Noninterest expense decreased $18.3 million, or 13.5%, to $117.5 million for the six months ended June 30, 2024 as compared to the prior year period, primarily driven by a $13.5 million decrease in merger expenses resulting from the GrandSouth acquisition along with a $2.3 million decrease in other noninterest expense and a $2.1 million decrease in personnel expense.

Total assets at June 30, 2024 amounted to $12.1 billion, a 0.4% decrease from December 31, 2023, and was driven primarily by intentional reductions in investment securities and loan balances, partially offset by higher interest-bearing cash balances. The primary balance sheet changes are presented below.
•Total loans amounted to $8.1 billion at June 30, 2024, reflecting a contraction of $80.3 million from December 31, 2023.
•Total deposits were $10.5 billion at June 30, 2024, an increase of $456.2 million, or 4.55%, from December 31, 2023.
•Credit quality continued to be strong at June 30, 2024, with a NPA to total assets ratio of 0.37% as of June 30, 2024, consistent with that of December 31, 2023.
•Our on-balance sheet liquidity ratio was 16.3% at June 30, 2024. Available off-balance sheet sources totaled $2.4 billion at quarter end, resulting in a total liquidity ratio of 34.2%.
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
There have been no material changes to the Company's significant accounting policies as discussed in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Net interest income for the three months ended June 30, 2024 amounted to $81.1 million, a decrease of $5.9 million, or 6.8%, from the $87.0 million recorded in the second quarter of 2023. The decrease was primarily driven by higher cost of funds, partially offset by higher yields on earning assets. While average interest-earning assets for the second quarter of 2024 increased 0.3% from the comparable period of the prior year, the mix of assets shifted to higher earning assets, with average loans growing $220.3 million, or 2.81%, and short term investments growing $157.3 million, or 44.90%, while taxable securities decreased $333.4 million, or 11.40%. The increase in the cost of interest bearing deposits of 86 basis points between the second quarter of 2023 and the second quarter of 2024 more than offset improvements from earning asset mix changes and higher yields. This resulted in the reduction in our tax-equivalent NIM (see discussion below) from 3.08% for the second quarter of 2023 to 2.87% for the second quarter of 2024.
For internal purposes, we evaluate our NIM on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income then dividing by total average earning assets. We believe that analysis of tax-equivalent NIM is useful and appropriate because it allows a comparison of net interest income in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM as reported and on a tax-equivalent basis.

	For the Three Months Ended June 30,
($ in thousands)	2024	2023
Net interest income, as reported	$81,068	$86,985
Tax-equivalent adjustment	733	699
Net interest income, tax-equivalent	$81,801	$87,684
Net interest margin, as reported	2.84%	3.05%
Net interest margin, tax-equivalent	2.87%	3.08%

Index
The following table presents an analysis of net interest income for the three months ended June 30, 2024 and 2023:

Average Balances and Net Interest Income Analysis
	Three Months Ended June 30,
	2024			2023
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$8,070,815	5.50%	$110,425	$7,850,522	5.26%	$102,963
Taxable securities	2,591,617	1.75%	11,291	2,925,060	1.79%	13,063
Non-taxable securities	292,045	1.54%	1,117	296,747	1.51%	1,120
Short-term investments, primarily interest-bearing cash	507,635	4.71%	5,942	350,338	4.60%	4,015
Total interest-earning assets	11,462,112	4.52%	128,775	11,422,667	4.25%	121,161

Cash and due from banks	84,674			93,421
Premises and equipment	149,643			152,534
Other assets	358,852			389,714
Total assets	$12,055,281			$12,058,336

Liabilities
Interest-bearing checking	$1,397,367	0.70%	$2,424	$1,456,540	0.37%	$1,333
Money market deposits	4,004,175	3.26%	32,411	3,250,399	2.23%	18,053
Savings deposits	570,283	0.22%	317	676,427	0.16%	269
Other time deposits	738,290	3.30%	6,053	791,980	2.64%	5,216
Time deposits >$250,000	371,471	3.83%	3,539	343,054	2.87%	2,457
Total interest-bearing deposits	7,081,586	2.54%	44,744	6,518,400	1.68%	27,328
Borrowings	167,976	7.09%	2,963	483,439	5.68%	6,848
Total interest-bearing liabilities	7,249,562	2.65%	47,707	7,001,839	1.96%	34,176

Noninterest-bearing checking	3,350,723			3,662,641
Other liabilities	76,713			79,236
Shareholders’ equity	1,378,283			1,314,620
Total liabilities and shareholders’ equity	$12,055,281			$12,058,336

Net yield on interest-earning assets and net interest income		2.84%	$81,068		3.05%	$86,985
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		2.87%	$81,801		3.08%	$87,684

Interest rate spread		1.87%			2.29%

Average prime rate		8.50%			8.16%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and net deferred loan (cost)/fee amortization in the amounts of $(271,000), and $49,000 for three months ended June 30, 2024 and 2023, respectively.
(2)   Includes accretion of discount on acquired loans of $2.3 million and $3.2 million for three months ended June 30, 2024 and 2023, respectively.
(3)   Includes tax-equivalent adjustments of $733,000 and $699,000 for three months ended June 30, 2024 and 2023, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax-exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, despite the change in the mix of earning assets to higher yielding assets, the compression in NIM drove the decrease in net interest income.
•Market interest rates increased 25 basis points between June 2023 and June 2024 to result in an average prime rate of 8.50% for three months ended June 30, 2024 compared to 8.16% for the prior year period.
•Average loan volumes for the three months ended June 30, 2024 were $220.3 million higher than the same period in 2023. In addition, interest rates on loans increased 24 basis points to 5.50% for the second quarter of 2024, resulting in an increase in interest income on loans of $7.5 million.
•Due to higher market rates and increased average balances, deposit interest expense for the three months ended June 30, 2024 increased $17.4 million compared to the same period in 2023. Average interest-bearing deposit balances increased $563.2 million while rates on those deposits increased 86 basis points as compared to the same period in the prior year.
•The decrease in volume of borrowings between periods, partially offset by higher rates on those borrowings, up 141 basis points in the second quarter of 2024 from the second quarter of 2023, as a result of increasing market rates, drove the $3.9 million decrease in interest expense on borrowings. Average borrowings were $315.5 million lower in the second quarter of 2024 as compared to the second quarter of 2023 due in large part to the decreased utilization of short-term borrowings to fund loan growth and manage fluctuations in deposit balances.
•The decrease in NIM was directly related to higher rates on liabilities driven by current market rates with repricing on our deposits occurring at a more rapid pace that the increase in yields on assets.
Net interest income for the six months ended June 30, 2024 amounted to $160.3 million, a decrease of $19.2 million, or 10.7%, from the $179.5 million recorded in the six months ended June 30, 2023. The decrease was driven by higher cost of funds, partially offset by increased yields on interest earning assets. Our tax-equivalent NIM fell to 2.83% for the six months ended June 30, 2024 from 3.19% for the six months ended June 30, 2023 as discussed further below.
The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM as reported and on a tax-equivalent basis.

	For the Six Months Ended June 30,
($ in thousands)	2024	2023
Net interest income, as reported	$160,300	$179,471
Tax-equivalent adjustment	1,464	1,399
Net interest income, tax-equivalent	$161,764	$180,870
Net interest margin, as reported	2.81%	3.17%
Net interest margin, tax-equivalent	2.83%	3.19%

Index
The following table presents an analysis of net interest income for the six months ended June 30, 2024 and 2023.

Average Balances and Net Interest Income Analysis
	Six Months Ended June 30,
	2024			2023
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$8,087,101	5.48%	$220,181	$7,789,800	5.24%	$202,343
Taxable securities	2,703,441	1.79%	24,019	2,973,460	1.80%	26,479
Non-taxable securities	292,622	1.54%	2,234	297,789	1.52%	2,250
Short-term investments, primarily interest-bearing cash	392,790	4.56%	8,913	364,651	4.02%	7,263
Total interest-earning assets	11,475,954	4.47%	$255,347	11,425,700	4.21%	238,335

Cash and due from banks	87,754			94,239
Premises and equipment	150,401			151,877
Other assets	369,132			378,546
Total assets	$12,083,241			$12,050,362

Liabilities
Interest bearing checking	$1,400,425	0.69%	$4,784	$1,491,401	0.30%	$2,199
Money market deposits	3,854,453	3.14%	60,223	3,113,201	1.87%	28,867
Savings deposits	581,339	0.22%	625	702,527	0.11%	397
Other time deposits	723,904	3.20%	11,509	838,287	2.59%	10,770
Time deposits >$250,000	363,640	3.73%	6,738	328,079	2.47%	4,013
Total interest-bearing deposits	6,923,761	2.44%	83,879	6,473,495	1.44%	46,246
Borrowings	372,987	6.02%	11,168	461,260	5.52%	12,618
Total interest-bearing liabilities	7,296,748	2.62%	95,047	6,934,755	1.71%	58,864

Noninterest bearing checking	3,331,811			3,725,222
Other liabilities	77,795			96,228
Shareholders’ equity	1,376,887			1,294,157
Total liabilities and shareholders’ equity	$12,083,241			$12,050,362

Net yield on interest-earning assets and net interest income		2.81%	$160,300		3.17%	$179,471
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		2.83%	$161,764		3.19%	$180,870

Interest rate spread		1.85%			2.50%

Average prime rate		8.50%			7.92%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan (cost)/fee amortization (including deferred PPP fees), in the amounts of $(374,000), and $406,000 for six months ended June 30, 2024 and 2023, respectively.
(2) Includes accretion of discount on acquired loans of $4.7 million and $6.3 million for six months ended June 30, 2024 and 2023, respectively.
(3)   Includes tax-equivalent adjustments of $1.5 million and $1.4 million for six months ended June 30, 2024 and 2023, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense

Index
Overall, as demonstrated in the table above, the reduction in NIM, partially offset by higher earning asset volumes, drove the decrease in net interest income.
•Market interest rates increased 25 basis points between June 2023 and June 2024 to result in an average prime rate of 8.50% for six months ended June 30, 2024 compared to 7.92% for the prior year period.
•Average loan volumes for the six months ended June 30, 2024 were $297.3 million higher than the same period in 2023 due to organic loan growth. In addition, interest rates on loans increased 24 basis points to 5.48% for the six months ended June 30, 2024, resulting in an increase in loan interest income of $17.8 million.
•Primarily due to higher market rates, deposit interest expense for the six months ended June 30, 2024 increased $37.6 million compared to the same period in 2023. Average interest-bearing deposit balances increased $450.3 million while rates on those deposits increased 100 basis points as compared to the same period in the prior year.
•Interest expense on borrowings decreased $1.5 million for the six months ended June 30, 2024 as compared to the same period in 2023 due to the $88.3 million decrease in the average volume of borrowings between periods, partially offset by a 50 basis point increase in the rates on those borrowings. The lower balances were due in large part to the lower levels of short-term borrowings being utilized to fund loan growth and manage fluctuations in deposit balances.
•NIM decreased 36 basis points between the comparable periods as higher loan yields from market rate increases and improved pricing on new loans, combined with increased loan discount accretion were more than offset by the higher cost of funds, also driven by increases in market rates and competition for deposits.

Our NIM for all periods presented benefited from the net accretion income, primarily associated with purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each time period presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest income – increased by accretion of loan discount on acquired loans	$2,303	$3,159	$4,740	$6,277
Total interest income impact	2,303	3,159	4,740	6,277
Interest expense – increased by discount accretion of deposits	(224)	(878)	(507)	(1,897)
Interest expense – increased by discount accretion of borrowings	(190)	(212)	(379)	(420)
Total net interest expense impact	(414)	(1,090)	(886)	(2,317)
Total impact on net interest income	$1,889	$2,069	$3,854	$3,960
The most significant component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans. Generally, the level of loan discount accretion will decline each year due to the natural paydowns in acquired loan portfolios.
At June 30, 2024 and 2023, unaccreted loan discounts on purchased loans amounted to $19.3 million and $29.2 million, respectively. The GrandSouth acquired portfolio comprised the majority of the remaining unaccreted loan discount at June 30, 2024.
In addition to the loan discount accretion recorded on acquired loans, we recorded accretion on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market. The level of SBA loan discount accretion will fluctuate relative to the SBA loan portfolio balances. At June 30, 2024 and 2023, the unaccreted loan discounts on SBA loans amounted to $3.2 million and $3.8 million, respectively.

Index
Provision for Credit Losses and Provision for Unfunded Commitments
The provision for credit losses is comprised of the provision for loan losses and the provision for unfunded commitments. The provision recorded in each period represents the amount required such that the total ACL reflects the current estimate of life of loan credit losses in the loan portfolio and the allowance for unfunded commitments reflects the current expected losses on unfunded loan commitments that are expected to result in outstanding loan balances. Our estimate of credit losses is determined using a complex model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and allowance for unfunded commitments. Refer also to “Critical Accounting Estimates” in Item 7 of the 2023 Annual Report on Form 10-K filed with the SEC for more information.
The provision for credit losses was $0.5 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively, and $1.7 million and $14.9 million for the six months ended June 30, 2024 and 2023, respectively. The lower provision in the second quarter was primarily due to a $593 thousand reduction in net charge off activity as well as generally improving economic forecasts that lead to a reduction in the reserves required for unfunded commitments.The primary contributor to the higher provision for the six months ended June 30, 2023 was the initial provision required for the loan portfolio acquired from GrandSouth.
Additional discussion of the CECL method and our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience" sections following.
Noninterest Income
Our noninterest income amounted to $14.6 million and $14.2 million for the three months ended June 30, 2024 and 2023, respectively and $27.6 million and $27.8 million for the six months ended June 30, 2024 and 2023, respectively. The higher noninterest income in the current quarter as compared to the prior year is primarily the result of higher "SBA loan sale gains," partially offset by decreases in "Other service charges and fees" and "Securities losses, net." The decreased noninterest income for the six months ended June 30, 2024 as compared to the same period in 2023 is a result of "Securities losses, net" in 2024 and lower "Other service charges and fees," partially offset by increased "SBA loan sale gains" and "Bank-owned life insurance income." Details of the more significant components of noninterest income is presented in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Service charges on deposit accounts	$4,139	$4,114	$8,007	$8,008
Other service charges and fees - bankcard interchange income, net	2,359	2,368	4,673	4,950
Other service charges and fees - other	3,002	3,282	6,300	6,620
Presold mortgage loan fees and gains on sale	588	557	926	963
Commissions from sales of financial products	1,377	1,413	2,697	2,719
SBA loan sale gains	1,336	696	2,231	951
Bank-owned life insurance income	1,179	1,066	2,343	2,112
Securities losses, net	(186)	—	(1,161)	—
Other income	854	739	1,570	1,448
Total noninterest income	$14,648	$14,235	$27,586	$27,771

Index
Noninterest Expenses
Total noninterest expenses totaled $58.3 million and $61.6 million for the three months ended June 30, 2024 and 2023, respectively, and $117.5 million and $135.8 million for the six months ended June 30, 2024 and 2023, respectively. The primary contributors to the 5.4% decrease in noninterest expense for the second quarter of 2024 as compared to the same period of 2023 were the Merger and acquisition costs of $1.3 million related to the GrandSouth acquisition, the $0.8 million decrease in Non-credit losses and the $0.5 million decrease in FDIC insurance costs. The decrease for the six months ended June 30, 2024 as compared to the same period in 2023 was primarily the result of a decrease in Merger and acquisition costs of $13.5 million related to the GrandSouth acquisition, a reduction in Total personnel expenses of $2.1 million, a decrease in Other operating expenses of $1.3 million and a decrease in Non-credit losses of $1.1 million. The decline in Other operating expenses was primarily related to a $2.4 million charge in 2023 for the estimated termination costs associated with the Company's pension plan.
The following table presents the primary components of noninterest expenses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Salaries	$27,809	$28,676	$55,451	$57,997
Employee benefits	6,703	6,165	12,972	12,558
Total personnel expense	34,512	34,841	68,423	70,555
Occupancy expense	3,509	3,547	7,172	7,235
Equipment related expenses	1,341	1,425	3,266	2,804
Credit card rewards and other bankcard expenses	1,436	1,324	2,857	2,443
Telephone and data lines	739	982	1,830	1,978
Software licenses and other software costs	1,884	2,133	3,986	4,303
Data processing expense	2,141	1,860	4,305	4,272
Professional fees	1,530	1,416	3,215	2,865
Advertising and marketing	1,040	1,090	1,930	2,209
Non-credit losses	735	1,550	1,311	2,415
FDIC insurance costs	1,711	2,237	3,657	3,557
Corporate insurance costs	587	550	1,170	1,108
Other operating expenses	5,608	5,255	11,081	12,349
Merger and acquisition expenses	—	1,334	—	13,516
Amortization of intangible assets	1,669	2,049	3,428	4,194
Foreclosed property gains, net	(151)	—	(153)	(35)
Total noninterest expense	$58,291	$61,593	$117,478	$135,768
Income Taxes
We recorded income tax expense of $8.2 million and $7.9 million for the three months ended June 30, 2024 and 2023, respectively. Our effective tax rate was 22.2% and 21.1% for the three months ended June 30, 2024 and 2023, respectively. The higher effective tax rate for 2024 was attributable primarily to variances in state income taxes. For the six months ended June 30, 2024 and 2023, we recorded tax expense of $14.7 million and $12.0 million, respectively. Our effective tax rate was 21.4% and 21.3% for the six months ended June 30, 2024 and 2023, respectively.

FINANCIAL CONDITION
Total assets at June 30, 2024 amounted to $12.1 billion, a $54.1 million, or 0.4%, decrease from December 31, 2023 and was primarily related to intentional reductions in investment securities and loan balances, partially offset by higher interest-bearing cash balances.
Total loans at June 30, 2024 amounted to $8.1 billion, a decrease of $80.3 million, or 1.0%, from December 31, 2023. The mix of our loan portfolio remained substantially the same at June 30, 2024 as compared to December 31, 2023, with the exception of Construction, development & other land loans, which, as a percentage of the loan

Index
portfolio, fell from 12% at December 31, 2023 to 9% at June 30, 2024. The majority of our real estate loans were personal mortgages and commercial loans where real estate provides additional security for the loan. Note 4 to the consolidated financial statements presents additional detail regarding our mix of loans. At June 30, 2024, we had no notable concentrations in geographies or industries, including in office or hospitality categories. The Company's exposure to non-owner occupied commercial office loans represented approximately 5.7% of the total portfolio at June 30, 2024, with the largest loan being $26.8 million and the average loan outstanding balance of $1.3 million. Non-owner occupied office loans are generally in non-metro markets and the 10 largest loans in this category represented less than 2% of the total loan portfolio at June 30, 2024.
The composition of our investment portfolio remained substantially the same at June 30, 2024 as at December 31, 2023, with the exception of U.S. Treasuries, $124.9 million and $175.9 million of which were sold or matured during the three and six months ended June 30, 2024, respectively, and Mortgage-backed securities, of which $104.0 million and $134.7 million were sold, matured or were paid down during the three and six months ended June 30, 2024, respectively. The composition of the investment portfolio continued to reflect our investment strategy of maintaining an appropriate level of liquidity while providing a stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.
Total investment securities were $2.4 billion at June 30, 2024, a decrease of $332.2 million from December 31, 2023. During the three and six months ended June 30, 2024, the Company made no purchases of investment securities. During the second quarter of 2024, the Company sold $142.9 million of available for sale investment securities at a $4.7 million loss that was substantially offset by the $4.5 million gain on sale of the VISA B shares during that quarter. The call of a security during the first quarter of June 30, 2024 resulted in a loss of $975 thousand related to the unamortized premium balance. In addition, the Company continues to utilize cash flows from investment securities to fund earning assets and repay borrowings and brokered deposits.
The unrealized loss on available for sale securities totaled $410.1 million at June 30, 2024. Refer to Note 3 to the consolidated financial statements for additional detailed information regarding our mix of investments and the unrealized losses for each category. We invest primarily in securities issued by governments or by GSEs including FHLMC, FNMA, GNMA, and SBA, each of which guarantees the repayment of the securities. Nearly all of our mortgage-backed securities are issued by GSEs and are traded in liquid secondary markets. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. We have no significant concentration of bond holdings from one state or local government entity. We evaluated the unrealized losses on individual securities at June 30, 2024 and determined them to be of a temporary nature due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, we reviewed third-party credit ratings and considered the severity of the impairment.
Total deposits amounted to $10.5 billion at June 30, 2024, an increase of $456.2 million, or 4.5%, from December 31, 2023. Brokered deposits increased $36.4 million from year end, while organic growth from customer deposits totaled $419.8 million.
We continue to have a diversified and granular deposit base which has remained stable with continued growth in customer deposits, primarily money market accounts. Our deposit mix has remained consistent historically and has not changed significantly and there has been no notable shift in deposits from noninterest-bearing to interest-bearing.

	June 30, 2024		December 31, 2023
($ in thousands)	Amount	Percentage	Amount	Percentage
Noninterest-bearing checking accounts	$3,339,678	32%	$3,379,876	34%
Interest-bearing checking accounts	1,400,071	13%	1,411,142	14%
Money market accounts	4,150,429	40%	3,653,506	36%
Savings accounts	558,126	5%	608,380	6%
Other time deposits	601,212	6%	610,887	6%
Time deposits >$250,000	389,281	4%	355,209	4%
Total customer deposits	10,438,797	100%	10,019,000	100%
Brokered deposits	49,032	—%	12,599	—%
Total deposits	$10,487,829	100%	$10,031,599	100%

Index
As of June 30, 2024, the estimated insured deposits totaled $6.4 billion or 61.3% of total deposits. In addition, we had collateralized deposits at that date of $762.2 million such that approximately 68.6% of our total deposits were insured or collateralized at June 30, 2024.
Nonperforming Assets
NPAs are defined as nonaccrual loans, modifications to borrowers in financial distress, loans past due 90 or more days and still accruing interest, and foreclosed real estate. NPAs are summarized as follows:

($ in thousands)	June 30, 2024	December 31, 2023
Nonperforming assets
Nonaccrual loans	$33,102	$32,208
Modifications to borrowers in financial distress	10,495	11,719
Total nonperforming loans	43,597	43,927
Foreclosed real estate	1,150	862
Total nonperforming assets	$44,747	$44,789

Asset Quality Ratios
Nonaccrual loans to total loans	0.41%	0.40%
Nonperforming loans to total loans	0.54%	0.54%
Nonperforming assets to total loans and foreclosed properties	0.55%	0.55%
Nonperforming assets to total assets	0.37%	0.37%
Allowance for credit losses to total loans	1.36%	1.35%
Allowance for credit losses to nonaccrual loans	332.48%	341.07%
Allowance for credit losses to nonperforming loans	252.44%	250.08%
As shown in the table above, total NPAs at June 30, 2024 decreased slightly to $44.7 million from year end level and related primarily to the $1.2 million decrease in modifications to borrowers in financial distress, partially offset by the $0.9 million increase in nonaccrual loans.
"Commercial and industrial" is the largest category of nonaccrual loans, at $12.0 million, or 36.1%, of total nonaccrual loans, followed by "Commercial real estate - owner occupied" at $9.1 million, or 27.5%, of total nonaccrual loans. Included in various loan categories are nonaccrual SBA loans totaling $21.4 million at June 30, 2024, or 64.8% of total nonaccrual loans, and which have $12.4 million in guarantees from the SBA.
As reflected in Note 4 to the accompanying consolidated financial statements, total classified loans decreased 10.7% to $48.4 million at June 30, 2024 compared to $54.2 million at December 31, 2023. The decrease resulted from improvements in various loan categories, partially offset by an increase in Commercial and industrial loans. Special mention loans increased 24.8% from $44.1 million at December 31, 2023 to $55.1 million at June 30, 2024. The majority of the increase was attributable to Commercial real estate - owner occupied.
Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience
The total allowance for credit losses amounted to $110.1 million at June 30, 2024 compared to $109.9 million at December 31, 2023. Fluctuations in the ACL are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2023, adjustments for acquired loan portfolios. As discussed previously in the "Provision for Credit Losses and Provision for Unfunded Commitments" section, much of the change to the level of ACL during the period ended June 30, 2024 was primarily related to slower prepayment assumptions and updated economic forecasts which are a key assumption in the CECL model and which indicated improvement in some factors, but also to a continued reduction of the commercial real estate pricing index, thus projecting a higher allowance for credit losses balance, partially offset by reductions in loan balances during the period.
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

Index
method. When a loan no longer shares similar risk characteristics with its segment, the loan is evaluated on an individual basis applying a DCF or asset approach for collateral-dependent loans.
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, ACL, charge-offs and recoveries, and key ratios:

($ in thousands)	Six Months Ended June 30, 2024	Twelve Months Ended December 31, 2023	Six Months Ended June 30, 2023
Loans outstanding at end of period	$8,069,848	$8,150,102	$7,897,629
Average amount of loans outstanding	8,087,101	7,902,628	7,789,800
Allowance for credit losses, at period end	110,058	109,853	109,230

Total charge-offs	(4,772)	(10,175)	(4,372)
Total recoveries	1,727	3,701	1,874
Net charge-offs	$(3,045)	$(6,474)	$(2,498)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.08%	0.08%	0.06%
Allowance for credit losses as a percent of loans at end of period	1.36%	1.35%	1.38%
While our estimate of the ACL involves a high degree of judgment, we believe the ACL was adequate at each period end presented. Our assessment of the ACL involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if the assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios or if there is a significant change in the reasonable and supportable forecast or assumptions used to model our expected credit losses. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the ACL or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our ACL and the value of our collateral-dependent loans. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available at the time of their examinations. Refer also to “Critical Accounting Policies – Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments” in Note 1 to the 2023 Annual Report on Form 10-K filed with the SEC for more information.
In addition to the ACL on loans, we maintain an allowance for lending-related commitments such as unfunded loan commitments. We estimate expected credit losses associated with these commitments over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a component of the provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for unfunded commitments of $9.9 million and $11.4 million at June 30, 2024 and December 31, 2023, respectively, is classified on the consolidated balance sheets within "Other liabilities." The decline in the level of the allowance between periods was driven by the reduction in reserve rates and balances of available lines of credit during the six months ended June 30, 2024.
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

Index
At June 30, 2024, the Company had the following sources of readily available borrowing capacity:
•A line of credit with the FHLB of approximately $1.4 billion which can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by a blanket lien on most of our real estate loan portfolio, select securities from our investment portfolio, and our FHLB stock (of which $826 thousand and $280.9 million were outstanding at June 30, 2024 and December 31, 2023, respectively);
•Federal funds lines with several correspondent banks totaling $265.0 million, which provide for overnight unsecured federal funds purchased (of which none were outstanding at June 30, 2024 or December 31, 2023); and,
•A line of credit with the Federal Reserve through its discount window borrowing program of approximately $770.7 million which is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans) and specific investment securities. All of this line was available at both June 30, 2024 and December 31, 2023.
Our overall on-balance sheet liquidity ratio was 16.3% at June 30, 2024 compared to 14.6% at December 31, 2023. We define our liquidity ratio as net liquid assets (cash, unpledged securities and other marketable assets) as a percentage of our net liabilities (unpledged deposits and borrowings). Our total liquidity ratio, including the $2.4 billion in available lines of credit at quarter end, was 34.2% as of June 30, 2024. Not included in these ratios are the readily available sources of funds through brokered deposits. As of June 30, 2024, our brokered deposits availability was $1.8 billion per our internal policy.
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
In the normal course of business, we are exposed to certain risks arising from both our business operations and economic conditions. As an element of our risk management strategies, we may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.
We do not engage in significant derivatives activities, however, in 2023 to accommodate customers, we implemented a program whereby we enter into interest rate swaps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program. At June 30, 2024, the Company's derivative financial instruments consisted entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. There have been no material changes from the derivative positions discussed in Note 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Capital Resources
The Company is regulated by the Federal Reserve and is subject to the securities registration and public reporting regulations of the SEC. Our Bank is also regulated by the Federal Reserve and the North Carolina Office of the Commissioner of Banks ("NCCOB"). We must comply with regulatory capital requirements established by the

Index
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
At June 30, 2024, our capital ratios exceeded the regulatory minimum ratios discussed above. The capital ratios at June 30, 2024 increased as compared to year end related primarily to retention of earnings increasing capital, combined with loan reductions and shifts in asset mix to lower risk-weighted assets. The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated:

	June 30, 2024	December 31, 2023	Minimum required
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	13.99%	13.20%	7.00%

Tier I capital to Tier 1 risk weighted assets	14.79%	13.99%	8.50%

Total risk-based capital to Tier II risk weighted assets	16.24%	15.54%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	11.24%	10.91%	4.00%
The Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At June 30, 2024, the Bank exceeded the minimum ratios established by the regulatory authorities.
In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity ("TCE") to tangible assets, which is a non-GAAP financial measure. The TCE ratio was 7.90% at June 30, 2024 compared to 7.56% at December 31, 2023.

Index
The following table reconciles common equity to TCE and provides the calculation of the TCE ratio:

($ in thousands)	June 30, 2024	December 31, 2023
Reconciliation of Common Equity to TCE
Total shareholders' common equity	$1,404,342	$1,372,380
Less: Goodwill and other intangibles, net of related taxes	(490,439)	(493,211)
Tangible common equity	$913,903	$879,169
Reconciliation of Total Assets to Tangible Assets
Total assets	$12,060,805	$12,114,942
Less: Goodwill and other intangibles, net of related taxes	(490,439)	(493,211)
Tangible assets	$11,570,366	$11,621,731
TCE divided by Tangible Assets	7.90%	7.56%
Stock Repurchase Plans
On January 30, 2024, the Board of Directors of the Company authorized the repurchase of up to $40 million in shares of the Company’s common stock. If any such repurchases were to occur in the future, they would be made pursuant to a plan approved by and containing provisions about the timing, purchase prices and quantities purchased determined by management in its discretion. During the quarter ended June 30, 2024, the Company did not maintain, adopt, modify or terminate a stock repurchase plan operated under the provisions of Rules 10b-18 or Rule 10b5-1(c) of the SEC or otherwise.

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
Our goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may impact our earnings adversely because the interest rates of the underlying assets and liabilities do not change at the same speed, to the same extent or on the same basis.
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

Index
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
There has been no significant change in the Company's estimated net interest income sensitivity position from December 31, 2023. From a net interest income perspective, the Company generally has a fairly neutral interest sensitivity position in the short-term (within a twelve-month period) and within the lower ranges (+ - 100-200 basis points) of interest rate changes. With the current inverted interest rate yield curve, modeling of net interest income in changing rate environments presents particular challenges. As of June 30, 2024, the net interest income sensitivity indicates neutral impact in rising rates over a one year period, but a slight asset sensitive position in falling rates over a one year period; however, a steepening of the yield curve reduces the impact of a 200 basis point reduction in rates to less than 3% of net interest income. The interest rate yield curve remains flat/inverted as of June 30, 2024. A flat or inverted interest rate yield curve is an unfavorable interest rate environment for many financial institutions, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge or invert, the profit spread we realize between loan yields and deposit rates narrows, which pressures our NIM, as was the case in 2022 and 2023.
With regard to rising rates, with an immediate increase or shock in market rates over the short-term (twelve month horizon), we would expect to realize substantially no change in net interest income. As previously noted, these assumptions are inherently uncertain, and actual results may differ from simulated results. The current indication is that the market rates may begin to stabilize. However, the consensus is that the Federal Reserve will not start to reduce rates until late 2024 or into 2025. We would expect net interest income to decline somewhat in a decreasing interest rate environment, as interest-earning assets reprice to lower rates and interest-bearing deposits repricing may lag given continued market competition for deposits.
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

Index
As of December 31, 2023, the Company’s economic value of equity ("EVE") was generally liability sensitive in both a rising and falling interest rate environment, which continues to be the case as of June 30, 2024. In the rising rate scenarios, EVE declines and in the falling rate scenarios, EVE improves. The decline in EVE under a rising rate environment is driven by the composition of the loans and investment portfolios, primarily related to fixed rate loans and fixed rate mortgage-back securities. In a rising rate environment, these portfolios tend to extend due to slower prepayments, thus lowering their relative valuation in the EVE calculation. With regard to the falling rate scenario, since non-maturity deposits, generally with lower interest rate betas, continue to be near floor rates assumed in the model, thus within the -200 shocked interest rate scenario, their valuations are negatively impacted in the EVE calculation while variable rate assets continue to price downward in all falling rate scenarios, the falling rate scenarios reflect increasing values of EVE.
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

Item 4 – Controls and Procedures
Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the SEC is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure. Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2024 are effective in allowing timely decisions regarding disclosure to be made about material information required to be included in our periodic reports with the SEC.
Other than the implementation of additional measures in connection with the remediation plan for the material weakness discussed below, there has been no change in our internal control over financial reporting which has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Previously Disclosed Material Weakness
As previously reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, management identified a material weakness in our internal control over financial reporting related to information technology general controls in the area of user access management within an application supporting the Company’s accounting and reporting processes, which resulted in certain segregation of duties conflicts. As such, certain of the Company’s manual business process controls dependent upon the information derived from this application were also ineffective. Management has concluded that, as of June 30, 2024, the material weakness has been effectively remediated. This conclusion is based on the completion of remaining remediation activities, including testing of enhanced user provisioning control over a sufficient period of time and hiring of resources to ensure proper segregation of duties, demonstrating their effectiveness in addressing the previously identified deficiencies.

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
Item 5 – Other Information
5(c) Trading Arrangements of Section 16 Reporting Persons.
During the quarter ended June 30, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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
10.1
* First Bancorp 2024 Equity Plan was filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 31, 2024 (Commission File No. 333-279858) and is incorporated herein by reference

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Investor Relations, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 7, 2024	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

August 7, 2024	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

August 7, 2024	BY:/s/ T. Brent Hicks
T. Brent Hicks Executive Vice President and Chief Accounting Officer