Form 10-Q
period 2024-09-30
FIRST BANCORP /NC/
filed 2024-11-06
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on October 31, 2024 was 41,341,919.

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

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands - unaudited)	September 30, 2024	December 31, 2023
Assets
Cash and due from banks, noninterest-bearing	$74,034	$100,891
Due from banks, interest-bearing	670,407	136,964
Total cash and cash equivalents	744,441	237,855

Securities available for sale (amortized cost of $2,238,996 and $2,590,099, respectively)	1,907,458	2,189,379
Securities held to maturity (fair values of $448,300 and $449,623, respectively)	521,801	533,678
Presold mortgages in process of settlement	9,888	2,667

Loans	8,013,538	8,150,102
Allowance for credit losses on loans	(122,718)	(109,853)
Net loans	7,890,820	8,040,249

Premises and equipment, net	144,868	150,957
Accrued interest receivable	32,890	37,351
Goodwill	478,750	478,750
Other intangible assets, net	24,466	29,507
Bank-owned life insurance	187,236	183,897
Other assets	210,812	230,652
Total assets	$12,153,430	$12,114,942

Liabilities
Deposits
Noninterest-bearing deposits	$3,350,237	$3,379,876
Interest-bearing deposits	7,154,692	6,651,723
Total deposits	10,504,929	10,031,599
Borrowings	91,694	630,158
Accrued interest payable	5,566	5,699
Other liabilities	73,716	75,106
Total liabilities	10,675,905	10,742,562

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none, respectively	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 41,340,099 shares and 41,109,987 shares, respectively	970,450	963,990
Retained earnings	761,881	716,420
Stock in rabbi trust assumed in acquisition	(1,148)	(1,385)
Rabbi trust obligation	1,148	1,385
Accumulated other comprehensive loss	(254,806)	(308,030)
Total shareholders’ equity	1,477,525	1,372,380
Total liabilities and shareholders’ equity	$12,153,430	$12,114,942
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data - unaudited)	2024	2023	2024	2023
Interest Income
Interest and fees on loans	$111,076	$106,514	$331,346	$308,857
Interest on investment securities:
Taxable interest income	10,779	12,936	34,798	39,415
Tax-exempt interest income	1,116	1,118	3,350	3,368
Other, principally overnight investments	8,438	3,283	17,351	10,546
Total interest income	131,409	123,851	386,845	362,186

Interest Expense
Interest on deposits	46,420	32,641	130,299	78,887
Interest on borrowings	1,946	6,508	13,114	19,125
Total interest expense	48,366	39,149	143,413	98,012
Net interest income	83,043	84,702	243,432	264,174
Provision for credit losses	14,200	—	15,941	14,864
Net interest income after provision for credit losses	68,843	84,702	227,491	249,310

Noninterest Income
Service charges on deposit accounts	4,320	4,661	12,327	13,012
Other service charges and fees	5,555	5,450	16,439	16,677
Presold mortgage loan fees and gains on sale	690	325	1,616	1,288
Commissions from sales of financial products	1,371	1,207	4,068	3,926
SBA loan sale gains	1,108	1,101	3,339	2,052
Bank-owned life insurance income	1,205	1,104	3,548	3,216
Securities losses, net	—	—	(1,161)	—
Other income, net	(670)	1,329	900	2,777
Total noninterest income	13,579	15,177	41,076	42,948

Noninterest Expense
Salaries incentives and commissions expense	29,955	29,394	85,406	87,391
Employee benefit expense	6,495	6,539	19,467	19,097
Total personnel expense	36,450	35,933	104,873	106,488
Occupancy and equipment expense	4,856	5,003	15,294	15,042
Merger and acquisition expenses	—	—	—	13,506
Intangibles amortization expense	1,613	1,953	5,041	6,147
Other operating expenses	16,931	19,335	52,120	56,809
Total noninterest expenses	59,850	62,224	177,328	197,992

Income before income taxes	22,572	37,655	91,239	94,266
Income tax expense	3,892	7,762	18,575	19,809
Net income	$18,680	$29,893	$72,664	$74,457

Earnings per common share:
Basic	$0.45	$0.73	$1.76	$1.82
Diluted	0.45	0.73	1.76	1.81

Weighted average common shares outstanding:
Basic	40,971,520	40,744,042	40,924,822	40,691,751
Diluted	41,366,743	41,199,058	41,294,137	41,149,990
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands - unaudited)	2024	2023	2024	2023

Net income	$18,680	$29,893	$72,664	$74,457
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	78,550	(81,515)	68,021	(77,597)
Tax (expense) benefit	(18,184)	18,871	(15,747)	18,719
Reclassification to realized losses	—	—	1,161	—
Tax expense	—	—	(269)	—
Postretirement Plans:
Amortization of unrecognized net actuarial losses	25	44	75	132
Tax benefit	(6)	(10)	(17)	(31)
Other comprehensive income (loss)	60,385	(62,610)	53,224	(58,777)
Comprehensive income (loss)	$79,065	$(32,717)	$125,888	$15,680
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ and share data in thousands - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended September 30, 2023
Balances, July 1, 2023	41,083	$960,851	$674,933	$(1,365)	$1,365	$(338,142)	$1,297,642
Net income			29,893				29,893
Cash dividends declared ($0.22 per common share)			(9,035)				(9,035)
Change in Rabbi Trust Obligation				(10)	10		—
Stock options exercised	2	66					66
Stock-based compensation	—	1,727					1,727
Other comprehensive loss						(62,610)	(62,610)
Balances, September 30, 2023	41,085	$962,644	$695,791	$(1,375)	$1,375	$(400,752)	$1,257,683

Three Months Ended September 30, 2024
Balances, July 1, 2024	41,188	$967,239	$752,294	$(1,139)	$1,139	$(315,191)	$1,404,342
Net income			18,680				18,680
Cash dividends declared ($0.22 per common share)			(9,093)				(9,093)
Change in Rabbi Trust Obligation				(9)	9		—
Stock options exercised	111	2,324					2,324
Stock withheld for payment of taxes	(11)	(478)					(478)
Stock-based compensation	52	1,365					1,365
Other comprehensive income						60,385	60,385
Balances, September 30, 2024	41,340	$970,450	$761,881	$(1,148)	$1,148	$(254,806)	$1,477,525
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

($ and share data in thousands - unaudited)	Common Stock		Retained Earnings	Stock in Rabbi Trust Assumed in Acquisition	Rabbi Trust Obligation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Nine Months Ended September 30, 2023
Balances, January 1, 2023	35,704	$725,153	$648,418	$(1,585)	$1,585	$(341,975)	$1,031,596
Net income			74,457				74,457
Cash dividends declared ($0.66 per common share)			(27,084)				(27,084)
Change in Rabbi Trust Obligation				210	(210)		—
Equity issued related to acquisition	5,033	229,489					229,489
Stock options exercised	195	3,769					3,769
Stock withheld for payment of taxes	(6)	(186)					(186)
Stock-based compensation	159	4,419					4,419
Other comprehensive loss						(58,777)	(58,777)
Balances, September 30, 2023	41,085	$962,644	$695,791	$(1,375)	$1,375	$(400,752)	$1,257,683

Nine Months Ended September 30, 2024
Balances, January 1, 2024	41,110	$963,990	$716,420	$(1,385)	$1,385	$(308,030)	$1,372,380
Net income			72,664				72,664
Cash dividends declared ($0.66 per common share)			(27,203)				(27,203)
Change in Rabbi Trust Obligation				237	(237)		—
Stock options exercised	163	3,429					3,429
Stock withheld for payment of taxes	(15)	(604)					(604)
Stock-based compensation	82	3,635					3,635
Other comprehensive income						53,224	53,224
Balances, September 30, 2024	41,340	$970,450	$761,881	$(1,148)	$1,148	$(254,806)	$1,477,525
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2024	2023
Cash Flows From Operating Activities
Net income	$72,664	$74,457
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	15,941	14,864
Net security premium amortization	6,700	7,082
Deferred income taxes, net	(5,814)	(2,839)
Loan discount accretion	(8,060)	(10,354)
Deposit and debt discount accretion, net	1,253	3,241
Foreclosed property gains, net	(214)	(131)
Securities losses, net	1,161	—
Other (gains) losses, net	(504)	(1,402)
Bank-owned life insurance income	(3,548)	(3,216)
Net amortization of deferred loan costs/(fees)	(975)	(1,087)
Depreciation of premises and equipment	5,884	5,583
Amortization of operating lease right-of-use assets	1,420	1,559
Repayments of lease obligations	(1,360)	(1,473)
Stock-based compensation expense	3,458	3,972
Amortization of intangible assets	5,041	6,147
Amortization and impairment of SBA servicing assets	1,248	952
Gains on sale of loans	(4,955)	(3,340)
Origination of presold mortgage loans and SBA loans held for sale	(120,281)	(107,878)
Proceeds from sales of presold mortgage loans and SBA loans	131,430	92,162
Decrease (increase) in accrued interest receivable	4,461	1,033
(Increase) decrease in other assets	(2,527)	10,713
(Decrease) increase in accrued interest payable	(133)	2,391
Increase (decrease) in other liabilities	3,762	793
Net cash provided by (used in) operating activities	106,052	93,229
Cash Flows From Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	204,848	133,341
Proceeds from maturities, calls and principal repayments of securities held to maturity	7,567	2,807
Proceeds from sales of securities available for sale	138,182	111,863
Proceeds from sale of VISA B shares	4,522	—
Purchases of Federal Reserve and FHLB stock	(39,553)	(61,162)
Redemptions of Federal Reserve and FHLB stock	52,810	45,372
Proceeds from bank owned life insurance death benefits	209	136
Purchases of other investments	(1,858)	(7,460)
Net decrease (increase) in loans	125,241	(347,419)
Proceeds from sales of foreclosed properties	687	554
Purchases of premises and equipment	(2,159)	(3,201)
Proceeds from sales of premises and equipment	754	59
Net cash received in acquisition activities	—	22,610
Net cash provided by (used in) investing activities	491,250	(102,500)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	472,649	(40,040)
Proceeds from the issuance of other borrowings	986,000	1,665,000
Repayment of other borrowings	(1,515,036)	(1,590,099)
Repayment of subordinated debentures	(10,000)	—
Cash dividends paid – common stock	(27,154)	(25,902)
Proceeds from stock option exercises	3,429	3,769
Payment of taxes related to stock withheld	(604)	(186)
Net cash (used) provided by financing activities	(90,716)	12,542
Increase (decrease) in cash and cash equivalents	506,586	3,271
Cash and cash equivalents, beginning of period	237,855	270,318
Cash and cash equivalents, end of period	$744,441	$273,589
(Continued)

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$142,610	$92,383
Cash paid during the period for income taxes	26,084	21,856
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	53,166	(58,878)
Non-cash: Foreclosed loans transferred to other real estate	1,066	1,000
Non-cash: Accrued dividends at end of period	9,093	9,039
Non-cash: Cancellation of operating lease right-of-use assets and operating lease liabilities	(1,497)	—
Non-cash: Initial recognition of operating lease right-of-use assets and operating lease liabilities	—	260
Non-cash: Revision of operating lease right-of-use assets and operating lease liabilities	—	(562)
Acquisition of GrandSouth Bancorporation	—	See Note 2

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2024, the consolidated results of income, comprehensive income and shareholders' equity for the three and nine months ended September 30, 2024 and 2023, and the consolidated cash flows for the nine months ended September 30, 2024 and 2023. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the 2023 Annual Report for the year ended December 31, 2023. Operating results for interim period are not necessarily indicative of the results that may be expected for the full year.
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

Note 2. Acquisitions
On January 1, 2023, the Company completed its acquisition of GrandSouth Bancorporation ("GrandSouth"), in an all-stock transaction. The results of GrandSouth are included beginning on the January 1, 2023 acquisition date. This transaction was accounted for using the acquisition method of accounting for business combinations, and accordingly, the assets acquired, intangible assets identified, and liabilities assumed of GrandSouth were recorded based on estimates of fair values as of January 1, 2023. The operations of GrandSouth have been integrated into existing First Bank operations and therefore separate results of operations or balance sheet information is not presented.

Note 3. Securities

The book values and approximate fair values of investment securities at September 30, 2024 and December 31, 2023 are summarized as follows:

($ in thousands)	September 30, 2024				December 31, 2023
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
U.S. Treasuries	$—	$—	$—	$—	$174,785	$172,570	$—	$(2,215)
Government-sponsored enterprise securities	71,968	62,872	—	(9,096)	71,964	60,266	—	(11,698)
Mortgage-backed securities	2,150,849	1,828,802	39	(322,086)	2,323,674	1,937,784	30	(385,920)
Corporate bonds	16,179	15,784	—	(395)	19,676	18,759	—	(917)
Total available for sale	$2,238,996	$1,907,458	$39	$(331,577)	$2,590,099	$2,189,379	$30	$(400,750)

Securities held to maturity:
Mortgage-backed securities	$9,923	$9,564	$—	$(359)	$12,085	$11,447	$—	$(638)
State and local governments	511,878	438,736	29	(73,171)	521,593	438,176	39	(83,456)
Total held to maturity	$521,801	$448,300	$29	$(73,530)	$533,678	$449,623	$39	$(84,094)

All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSEs"), except for private mortgage-backed securities with a fair value of $0.7 million as of September 30, 2024 and December 31, 2023.

The following table presents information regarding all securities with unrealized losses at September 30, 2024:

	Securities in an Unrealized Loss Position for Less than Twelve Months		Securities in an Unrealized Loss Position for More than Twelve Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	$—	$62,872	$9,096	$62,872	$9,096
Mortgage-backed securities	318	—	1,835,466	322,445	1,835,784	322,445
Corporate bonds	380	49	13,654	346	14,034	395
State and local governments	520	—	433,118	73,171	433,638	73,171
Total unrealized loss position	$1,218	$49	$2,345,110	$405,058	$2,346,328	$405,107

Index
The following table presents information regarding all securities with unrealized losses at December 31, 2023:

	Securities in an Unrealized Loss Position for Less than Twelve Months		Securities in an Unrealized Loss Position for More than Twelve Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$—	$—	$172,570	$2,215	$172,570	$2,215
Government-sponsored enterprise securities	—	—	60,266	11,698	60,266	11,698
Mortgage-backed securities	1,117	5	1,945,830	386,553	1,946,947	386,558
Corporate bonds	—	—	17,008	917	17,008	917
State and local governments	—	—	432,476	83,456	432,476	83,456
Total unrealized loss position	$1,117	$5	$2,628,150	$484,839	$2,629,267	$484,844
As of September 30, 2024, the Company's securities portfolio included 620 securities of which 586 securities were in an unrealized loss position. As of December 31, 2023, the Company's securities portfolio included 657 securities of which 632 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at September 30, 2024 and December 31, 2023 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from one state or local government entity. Nearly all of our mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or the Small Business Administration ("SBA"), each of which is a government agency or GSE and guarantees the repayment of the securities.
At September 30, 2024 and December 31, 2023, the Company determined that expected credit losses associated with held to maturity securities and available for sale debt securities were insignificant.
The book values and fair values of investment securities at September 30, 2024, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year but within five years	$39,996	$35,320	$5,394	$5,289
Due after five years but within ten years	48,151	43,336	183,914	159,345
Due after ten years	—	—	322,570	274,102
Mortgage-backed securities	2,150,849	1,828,802	9,923	9,564
Total securities	$2,238,996	$1,907,458	$521,801	$448,300
At September 30, 2024 and December 31, 2023, investment securities with carrying values of $924.8 million and $971.3 million, respectively, were pledged as collateral for public deposits. In addition, at September 30, 2024 and December 31, 2023, investment securities with carrying values of $582.6 million and $679.0 million, respectively, were pledged as collateral for Federal Reserve Bank ("Federal Reserve") borrowings.
At September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
There were no sales of investment securities during the three months ended September 30, 2024.

Index
During the second quarter of 2024, the Company sold all of its holdings of Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering and recognized a gain of $4.5 million. As the Class B stock did not initially have a readily determinable fair value, it was carried at $0 prior to the sale.
During the second quarter of 2024, the Company received proceeds from sales of securities of $138.2 million and recorded $4.7 million in gross losses from the sales. This loss was partially offset by the $4.5 million gain on the sale of the Visa stock discussed above. Included in "Securities losses, net" in the consolidated statements of income, during the first quarter of 2024, the Company received proceeds from the call of a security of $5.2 million and recorded a $975 thousand loss related to the unamortized premium balance at the time of the call. During the first quarter of 2023, the Company sold substantially all of the securities acquired from GrandSouth at their initially recorded fair values. Accordingly, there was no gain or loss recorded on the sale of acquired securities.
Included in “Other assets” in the consolidated balance sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve stock totaling $41.2 million and $54.5 million at September 30, 2024 and December 31, 2023, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost of $8.5 million and $21.7 million at September 30, 2024 and December 31, 2023, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost and fair value of $32.7 million and $32.8 million at September 30, 2024 and December 31, 2023, respectively, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

Note 4. Loans, Allowance for Credit Losses, and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2024		December 31, 2023
	Amount	Percentage	Amount	Percentage
Commercial and industrial	$847,284	11%	$905,862	11%
Construction, development & other land loans	760,949	9%	992,980	12%
Commercial real estate - owner occupied	1,226,050	15%	1,259,022	16%
Commercial real estate - non owner occupied	2,572,901	32%	2,528,060	31%
Multi-family real estate	460,565	6%	421,376	5%
Residential 1-4 family real estate	1,737,133	22%	1,639,469	20%
Home equity loans/lines of credit	331,072	4%	335,068	4%
Consumer loans	76,787	1%	68,443	1%
Subtotal	8,012,741	100%	8,150,280	100%
Unamortized net deferred loan costs/(fees)	797		(178)
Total loans	$8,013,538		$8,150,102

Also included in the table above are various SBA loans, generally originated under the SBA 7A program, with additional information on these loans presented in the table below.

($ in thousands)	September 30, 2024	December 31, 2023
Guaranteed portions of SBA loans included in table above	$36,131	$35,462
Unguaranteed portions of SBA loans included in table above	104,472	107,784
Total SBA loans included in the table above	$140,603	$143,246

Sold portions of SBA loans with servicing retained - not included in tables above	$341,517	$349,275

At September 30, 2024 and December 31, 2023, there were remaining unaccreted discounts on the retained portion of sold SBA loans amounting to $3.3 million and $3.5 million, respectively.

Index
At September 30, 2024 and December 31, 2023, loans in the amount of $6.6 billion and $6.5 billion, respectively, were pledged as collateral for certain borrowings.

At September 30, 2024 and December 31, 2023, total loans included loans to executive officers and directors of the Company, and their associates, totaling approximately $63.3 million and $63.7 million, respectively. While there was one new loan, advances on existing loans totaled approximately $1.3 million for the nine months ended September 30, 2024, and repayments amounted to $1.6 million for that period. Available credit on related party loans totaled $1.0 million and $2.7 million at September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, unamortized discounts on all acquired loans totaled $17.3 million and $24.0 million, respectively. Loan discounts are generally amortized as yield adjustments over the respective lives of the loans, so long as the loans perform. There was no impairment of acquired loans during the three and nine months ended September 30, 2024 that would require acceleration of amortization or charge off of unamortized discount.
Nonperforming assets ("NPAs") are defined as nonaccrual loans, modifications to borrowers in financial distress, loans past due 90 or more days and still accruing interest, and foreclosed real estate.
The following table summarizes the NPAs for each date presented.

($ in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans	$34,125	$32,208
Modifications to borrowers in financial distress	10,262	11,719
Total nonperforming loans	44,387	43,927
Foreclosed real estate	1,519	862
Total nonperforming assets	$45,906	$44,789
At September 30, 2024 and December 31, 2023, the Company had $0.8 million and $1.0 million, respectively, in residential mortgage loans in the process of foreclosure.
At September 30, 2024 and December 31, 2023, there were two and one loans, respectively, with commitments to lend an immaterial amount of additional funds to a borrower whose loan was nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories as of September 30, 2024:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$10,310	$10,310
Construction, development & other land loans	—	17	17
Commercial real estate - owner occupied	879	9,211	10,090
Commercial real estate - non owner occupied	—	6,067	6,067
Residential 1-4 family real estate	—	5,578	5,578
Home equity loans/lines of credit	—	1,925	1,925
Consumer loans	—	138	138
Total	$879	$33,246	$34,125

Index
The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2023:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$944	$8,932	$9,876
Construction, development & other land loans	—	399	399
Commercial real estate - owner occupied	960	6,082	7,042
Commercial real estate - non owner occupied	6,121	1,082	7,203
Residential 1-4 family real estate	—	4,843	4,843
Home equity loans/lines of credit	534	2,169	2,703
Consumer loans	—	142	142
Total	$8,559	$23,649	$32,208

There was no interest income recognized during the periods presented on nonaccrual loans. In the period that the Company places a loan on nonaccrual status, contractual interest income is reversed in the consolidated income statement.

The following table represents the accrued interest receivables written off by reversing interest income during each period indicated:

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Commercial and industrial	$360	$182
Construction, development & other land loans	—	2
Commercial real estate - owner occupied	238	105
Commercial real estate - non owner occupied	55	8
Residential 1-4 family real estate	45	29
Home equity loans/lines of credit	26	39
Consumer loans	1	2
Total	$725	$367

The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2024:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$834,306	$2,468	$200	$10,310	$847,284
Construction, development & other land loans	759,957	910	65	17	760,949
Commercial real estate - owner occupied	1,215,472	279	209	10,090	1,226,050
Commercial real estate - non owner occupied	2,566,325	287	222	6,067	2,572,901
Multi-family real estate	460,419	146	—	—	460,565
Residential 1-4 family real estate	1,725,659	1,794	4,102	5,578	1,737,133
Home equity loans/lines of credit	327,772	1,278	97	1,925	331,072
Consumer loans	76,095	322	232	138	76,787
Total	$7,966,005	$7,484	$5,127	$34,125	8,012,741
Unamortized net deferred loan costs/(fees)					797
Total loans					$8,013,538

Index
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2023:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$892,003	$3,726	$257	$9,876	$905,862
Construction, development & other land loans	992,084	241	256	399	992,980
Commercial real estate - owner occupied	1,250,670	906	404	7,042	1,259,022
Commercial real estate - non owner occupied	2,520,496	361	—	7,203	2,528,060
Multi-family real estate	421,376	—	—	—	421,376
Residential 1-4 family real estate	1,612,357	18,868	3,401	4,843	1,639,469
Home equity loans/lines of credit	331,413	603	349	2,703	335,068
Consumer loans	67,900	270	131	142	68,443
Total	$8,088,299	$24,975	$4,798	$32,208	8,150,280
Unamortized net deferred loan costs/(fees)					(178)
Total loans					$8,150,102
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
The following table presents an analysis of collateral dependent loans of the Company as of September 30, 2024:

($ in thousands)	Residential Property	Business Assets	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$—	$—	$879	$879
Commercial real estate - non owner occupied	—	—	5,050	5,050
Total	$—	$—	$5,929	$5,929

The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2023:

($ in thousands)	Residential Property	Business Assets	Commercial Property	Total Collateral-Dependent Loans
Commercial and industrial	$—	$2,385	$—	$2,385
Commercial real estate - owner occupied	—	—	1,142	1,142
Commercial real estate - non owner occupied	—	—	6,121	6,121
Home equity loans/lines of credit	534	—	—	534
Total	$534	$2,385	$7,263	$10,182

There have been no material changes from the treatment of collateral dependent loans under CECL as discussed in Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The following tables presents the activity in the ACL on loans for each of the periods indicated to include Purchase Credit Deterioration (“PCD”) activity in applicable periods. Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the current expected credit loss ("CECL") model, and as occurred in 2023, adjustments for acquired loan portfolios. The change to the level of ACL during the nine months ended September 30, 2024 was determined based primarily on updated economic forecasts, which are a key assumption in the CECL model and which indicated improvement in certain economic forecasts along with reductions in loan balances during the period, partially offset by a continued reduction of the commercial real estate pricing index. Other than the impact from Hurricane Helene, there was little change to the ACL for the quarter or year to date.

Index

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended September 30, 2024
Commercial and industrial	$19,837	$(1,913)	$246	$(27)	$18,143
Construction, development & other land loans	9,996	—	35	1,394	11,425
Commercial real estate - owner occupied	17,859	(21)	4	657	18,499
Commercial real estate - non owner occupied	25,876	—	3	2,754	28,633
Multi-family real estate	5,129	—	—	161	5,290
Residential 1-4 family real estate	24,855	—	28	9,183	34,066
Home equity loans/lines of credit	3,177	—	232	165	3,574
Consumer loans	3,329	(754)	17	496	3,088
Total	$110,058	$(2,688)	$565	$14,783	$122,718

As of and for the nine months ended September 30, 2024
Commercial and industrial	$21,227	$(5,976)	$1,346	$1,546	$18,143
Construction, development & other land loans	13,940	(79)	182	(2,618)	11,425
Commercial real estate - owner occupied	18,218	(109)	12	378	18,499
Commercial real estate - non owner occupied	24,916	(158)	46	3,829	28,633
Multi-family real estate	3,825	—	—	1,465	5,290
Residential 1-4 family real estate	21,396	(6)	255	12,421	34,066
Home equity loans/lines of credit	3,339	(2)	254	(17)	3,574
Consumer loans	2,992	(1,130)	197	1,029	3,088
Total	$109,853	$(7,460)	$2,292	$18,033	$122,718

($ in thousands)	Beginning balance	Initial ACL for acquired PCD loans	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended September 30, 2023
Commercial and industrial	$23,442	$—	$(2,650)	$450	$1,202	$22,444
Construction, development & other land loans	18,477	—	(120)	54	(4,761)	13,650
Commercial real estate - owner occupied	16,381	—	(24)	34	1,873	18,264
Commercial real estate - non owner occupied	26,274	—	—	302	(1,240)	25,336
Multi-family real estate	3,946	—	—	3	(481)	3,468
Residential 1-4 family real estate	14,305	—	—	50	4,374	18,729
Home equity loans/lines of credit	3,717	—	—	11	(431)	3,297
Consumer loans	2,688	—	(409)	67	664	3,010
Total	$109,230	$—	$(3,203)	$971	$1,200	$108,198

As of and for the nine months ended September 30, 2023
Commercial and industrial	$17,718	$5,197	$(6,361)	$1,216	$4,674	$22,444
Construction, development & other land loans	15,128	49	(120)	277	(1,684)	13,650
Commercial real estate - owner occupied	14,972	191	(24)	104	3,021	18,264
Commercial real estate - non owner occupied	22,780	51	(235)	734	2,006	25,336
Multi-family real estate	2,957	—	—	10	501	3,468
Residential 1-4 family real estate	11,354	113	—	275	6,987	18,729
Home equity loans/lines of credit	3,158	8	(2)	85	48	3,297
Consumer loans	2,900	1	(833)	144	798	3,010
Total	$90,967	$5,610	$(7,575)	$2,845	$16,351	$108,198
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

Index

	Term Loans by Year of Origination
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
As of September 30, 2024
Commercial and industrial
Pass	$91,552	$88,620	$128,666	$88,256	$61,355	$73,296	$299,188	$830,933
Special Mention	944	361	174	207	347	794	1,890	4,717
Classified	160	1,817	3,440	486	1,009	4,181	541	11,634
Total commercial and industrial	92,656	90,798	132,280	88,949	62,711	78,271	301,619	847,284
Gross charge-offs, YTD	126	460	800	195	134	752	3,509	5,976
Construction, development & other land loans
Pass	321,727	192,331	114,704	32,788	14,857	9,801	70,195	756,403
Special Mention	2,497	612	164	9	—	265	13	3,560
Classified	910	—	—	—	67	9	—	986
Total construction, development & other land loans	325,134	192,943	114,868	32,797	14,924	10,075	70,208	760,949
Gross charge-offs, YTD	—	79	—	—	—	—	—	79
Commercial real estate - owner occupied
Pass	120,529	229,996	272,334	261,248	158,253	127,257	16,711	1,186,328
Special Mention	13,218	1,940	3,515	187	147	7,654	—	26,661
Classified	957	179	1,977	1,268	1,572	7,108	—	13,061
Total commercial real estate - owner occupied	134,704	232,115	277,826	262,703	159,972	142,019	16,711	1,226,050
Gross charge-offs, YTD	—	25	—	19	—	65	—	109
Commercial real estate - non owner occupied
Pass	345,170	435,235	683,731	638,235	263,275	149,114	29,739	2,544,499
Special Mention	14,968	268	189	13	337	5,890	—	21,665
Classified	234	401	570	11	4,233	1,288	—	6,737
Total commercial real estate - non owner occupied	360,372	435,904	684,490	638,259	267,845	156,292	29,739	2,572,901
Gross charge-offs, YTD	—	—	—	—	—	158	—	158
Multi-family real estate
Pass	55,518	41,990	115,324	161,142	41,642	14,628	29,379	459,623
Special Mention	—	146	—	—	—	796	—	942
Classified	—	—	—	—	—	—	—	—
Total multi-family real estate	55,518	42,136	115,324	161,142	41,642	15,424	29,379	460,565
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	181,377	333,878	416,275	301,453	176,169	311,209	3,298	1,723,659
Special Mention	215	—	11	139	62	910	—	1,337
Classified	1,892	245	2,257	549	1,198	5,996	—	12,137
Total residential 1-4 family real estate	183,484	334,123	418,543	302,141	177,429	318,115	3,298	1,737,133
Gross charge-offs, YTD	—	—	—	—	—	6	—	6
Home equity loans/lines of credit
Pass	2,128	2,679	661	377	175	943	317,182	324,145
Special Mention	121	152	—	—	—	—	16	289
Classified	175	54	—	137	89	8	6,175	6,638
Total home equity loans/lines of credit	2,424	2,885	661	514	264	951	323,373	331,072
Gross charge-offs, YTD	—	—	—	—	—	—	2	2
Consumer loans
Pass	13,328	11,137	8,076	2,757	1,252	373	39,517	76,440
Special Mention	—	—	—	—	—	—	23	23
Classified	6	72	46	21	—	28	151	324
Total consumer loans	13,334	11,209	8,122	2,778	1,252	401	39,691	76,787
Gross charge-offs, YTD	6	53	24	33	—	—	1,014	1,130

Total loans	$1,167,626	$1,342,113	$1,752,114	$1,489,283	$726,039	$721,548	$814,018	8,012,741
Unamortized net deferred loan costs/(fees)								797
Total loans, net of deferred loan costs/(fees)								$8,013,538

Total gross charge-offs, year to date	$132	$617	$824	$247	$134	$981	$4,525	$7,460

Index

	Term Loans by Year of Origination
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
As of December 31, 2023
Commercial and industrial
Pass	$136,735	$161,131	$111,069	$75,312	$38,495	$60,626	$302,684	$886,052
Special Mention	2,832	2,547	167	185	448	672	1,135	7,986
Classified	1,626	1,152	720	1,389	1,647	4,487	803	11,824
Total commercial and industrial	141,193	164,830	111,956	76,886	40,590	65,785	304,622	905,862
Gross charge-offs, YTD	171	1,036	713	537	821	1,547	3,533	8,358
Construction, development & other land loans
Pass	563,998	231,450	90,374	16,662	11,598	5,816	70,852	990,750
Special Mention	489	273	59	—	2	4	19	846
Classified	657	708	—	—	8	11	—	1,384
Total construction, development & other land loans	565,144	232,431	90,433	16,662	11,608	5,831	70,871	992,980
Gross charge-offs, YTD	—	—	—	—	—	120	—	120
Commercial real estate - owner occupied
Pass	210,449	323,852	299,135	196,343	92,452	86,784	23,198	1,232,213
Special Mention	338	2,533	271	817	5,755	2,253	—	11,967
Classified	4,456	1,505	1,721	895	2,288	3,904	73	14,842
Total commercial real estate - owner occupied	215,243	327,890	301,127	198,055	100,495	92,941	23,271	1,259,022
Gross charge-offs, YTD	—	—	49	—	—	92	3	144
Commercial real estate - non owner occupied
Pass	509,596	748,854	722,472	287,235	119,515	84,690	29,001	2,501,363
Special Mention	11,353	199	36	393	1,183	5,942	342	19,448
Classified	871	32	14	4,214	634	1,484	—	7,249
Total commercial real estate - non owner occupied	521,820	749,085	722,522	291,842	121,332	92,116	29,343	2,528,060
Gross charge-offs, YTD	—	—	235	—	—	—	—	235
Multi-family real estate
Pass	57,378	137,533	139,879	43,881	12,231	10,323	20,151	421,376
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total multi-family real estate	57,378	137,533	139,879	43,881	12,231	10,323	20,151	421,376
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	363,410	400,483	317,515	186,459	94,567	260,102	3,247	1,625,783
Special Mention	681	41	202	64	587	1,987	—	3,562
Classified	1,848	50	474	741	472	6,539	—	10,124
Total residential 1-4 family real estate	365,939	400,574	318,191	187,264	95,626	268,628	3,247	1,639,469
Gross charge-offs, YTD	—	—	—	—	—	4	—	4
Home equity loans/lines of credit
Pass	2,830	1,136	1,141	223	499	1,233	319,199	326,261
Special Mention	163	—	122	—	—	—	18	303
Classified	255	—	146	91	112	10	7,890	8,504
Total home equity loans/lines of credit	3,248	1,136	1,409	314	611	1,243	327,107	335,068
Gross charge-offs, YTD	—	—	—	—	—	—	309	309
Consumer loans
Pass	16,497	12,906	4,999	2,173	432	429	30,757	68,193
Special Mention	—	—	—	—	—	—	—	—
Classified	130	7	45	—	3	34	31	250
Total consumer loans	16,627	12,913	5,044	2,173	435	463	30,788	68,443
Gross charge-offs, YTD	34	79	73	23	—	1	795	1,005

Total loans	$1,886,592	$2,026,392	$1,690,561	$817,077	$382,928	$537,330	$809,400	8,150,280
Unamortized net deferred loan costs/(fees)								(178)
Total loans, net of deferred loan costs/(fees)								$8,150,102

Total gross charge-offs, year to date	$205	$1,115	$1,070	$560	$821	$1,764	$4,640	$10,175

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

The followings tables present the amortized cost basis at September 30, 2024 and September 30, 2023 of the loans modified during the three and nine months then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended September 30, 2024
Construction, development & other land loans	$—	$143	$—	$—	$143	0.02%
Home equity loans/lines of credit	—	96	—	—	96	0.03%
Total	$—	$239	$—	$—	$239	—%

As of and for the nine months ended September 30, 2024
Commercial and industrial	$114	$1	$878	$92	$1,085	0.13%
Construction, development & other land loans	—	208	—	—	208	0.03%
Commercial real estate - non owner occupied	—	107	—	—	107	—%
Residential 1-4 family real estate	—	199	—	—	199	0.01%
Home equity loans/lines of credit	—	417	—	173	590	0.18%
Total	$114	$932	$878	$265	$2,189	0.03%

Index

($ in thousands)	Payment Delay	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended September 30, 2023
Commercial and industrial	$1,142	$117	$—	$1,259	0.14%
Construction, development & other land loans	—	594	—	594	0.06%
Commercial real estate - owner occupied	—	4,023	—	4,023	0.32%
Commercial real estate - non owner occupied	—	131	—	131	0.01%
Residential 1-4 family real estate	—	245	—	245	0.02%
Home equity loans/lines of credit	24	401	99	524	0.16%
Consumer loans	—	9	—	9	0.01%
Total	$1,166	$5,520	$99	$6,785	0.08%

As of and for the nine months ended September 30, 2023
Commercial and industrial	$2,589	$216	$—	$2,805	0.31%
Construction, development & other land loans	—	594	10	604	0.06%
Commercial real estate - owner occupied	185	4,302	—	4,487	0.36%
Commercial real estate - non owner occupied	—	219	—	219	0.01%
Residential 1-4 family real estate	—	750	—	750	0.05%
Home equity loans/lines of credit	24	1,669	99	1,792	0.54%
Consumer loans	—	66	—	66	0.10%
Total	$2,798	$7,816	$109	$10,723	0.13%
For the three and nine months ended September 30, 2024 and September 30, 2023, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.
The following table describes the financial effect for the three and nine months ended September 30, 2024 of the modifications made for borrowers experiencing financial difficulty:

	Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
For the three months ended September 30, 2024
Construction, development & other land loans	—%	0	8
Home equity loans/lines of credit	—%	0	40

For the nine months ended September 30, 2024
Commercial and industrial	0.75%	36	13
Construction, development & other land loans	—%	0	6
Commercial real estate - non owner occupied	—%	0	13
Residential 1-4 family real estate	—%	0	103
Home equity loans/lines of credit	2.13%	0	65

Index
The following table describes the financial effect for the three and nine months ended September 30, 2023 of the modifications made for borrowers experiencing financial difficulty:

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
The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that were modified in the last twelve months as of September 30, 2024:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$1,086	$—	$—	$—
Construction, development & other land loans	250	—	—	—
Commercial real estate - non owner occupied	107	—	—	—
Residential 1-4 family real estate	134	—	65	—
Home equity loans/lines of credit	1,278	—	—	—
	$2,855	$—	$65	$—
The following table depicts the performance of loans that were modified in the last twelve months as of December 31, 2023:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$2,841	$—	$—	$—
Construction, development & other land loans	362	—	—	—
Commercial real estate - owner occupied	4,455	—	—	—
Commercial real estate - non owner occupied	206	—	—	—
Residential 1-4 family real estate	656	79	—	—
Home equity loans/lines of credit	3,114	—	—	—
Consumer loans	6	—	—	—
	$11,640	$79	$—	$—

Index
None of the modifications made for borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and September 30, 2023 are considered to have had a payment default.
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
Impact of Hurricane Helene
Within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene, the Company identified borrowers with approximately $755 million of loans outstanding. The following is a summary of the categories of those loans outstanding as of September 30, 2024:

($ in thousands)	Balance
Commercial and industrial	$10,481
Construction, development & other land loans	29,429
Commercial real estate - owner occupied	98,958
Commercial real estate - non owner occupied	284,825
Multi-family real estate	25,677
Residential 1-4 family real estate	266,554
Home equity loans/lines of credit	39,470
Consumer loans	—
Total	$755,394
Given that the storm impacted the area just prior to September 30, 2024 and recovery continues in many communities, the Company performed analyses to identify possible impacts from the storm and has reserved accordingly based upon the information available at this time. The Company applied increased reserve rates based upon severe economic factors to the approximately $755 million of loans in the most impacted path of Hurricane Helene. Additionally, the Company performed an initial evaluation of the largest commercial loans in that area and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm. Due to the potential exposure from Hurricane Helene, the ACL on these impacted loans increased by $13.0 million, expanding the ACL as a percent of loans in the impacted geography from 1.29% to 3.01% as of September 30, 2024 and adding 16 basis points to the overall ACL as a percent of total loans, which was 1.53% as of September 30, 2024.
Allowance for Unfunded Loan Commitments
In addition to the ACL on loans, the Company maintains an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for unfunded commitments expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL on loans. The allowance for unfunded loan commitments of $9.3 million and $11.4 million at September 30, 2024 and

Index
December 31, 2023, respectively, were separately classified on the consolidated balance sheets within "Other liabilities."
The following table presents the balance and activity in the allowance for unfunded loan commitments for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance	$9,860	$13,019	$11,369	$13,306
Initial provision for credit losses on unfunded commitments acquired from GrandSouth	—	—	—	1,921
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Reversal of provision for unfunded commitments	(583)	(1,200)	(2,092)	(3,408)
Ending balance	$9,277	$11,819	$9,277	$11,819

Allowance for Credit Losses - Securities Held to Maturity
The ACL for securities held to maturity was insignificant at September 30, 2024 and December 31, 2023.

Note 5. Goodwill, Other Intangible Assets and Servicing Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets and the carrying amount of unamortized intangible assets as of the periods presented.

	September 30, 2024			December 31, 2023
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Customer lists	$1,600	$1,307	$293	$2,700	$2,167	$533
Core deposit intangibles	57,890	33,717	24,173	57,890	28,933	28,957
Other intangibles	100	100	—	100	83	17
Total amortizable intangible assets	$59,590	$35,124	$24,466	$60,690	$31,183	$29,507
Unamortizable intangible assets:
Goodwill	$478,750			$478,750
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
Amortization expense of all amortizable intangible assets totaled $1.6 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $5.0 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively.
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

($ in thousands)	Estimated Amortization Expense
October 1, 2024 to December 31, 2024	$1,562
2025	5,672
2026	4,704
2027	3,951
2028	3,197
Thereafter	5,380
Total	$24,466
The Company recorded SBA guaranteed servicing fee income of $0.8 million for the three months ended September 30, 2024 and 2023, and $2.3 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively. There was no impairment of SBA servicing assets at September 30, 2024 and December 31, 2023 and no significant methodology changes have been made since year end.
The following table presents the changes in the SBA servicing assets (included in "Other assets" in the Company's consolidated balance sheet) for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance, net	$3,003	$3,781	$3,350	$4,004
Add: New servicing assets	315	191	858	464
Less: Amortization expense and impairment charges	358	457	1,248	953
Ending balance, net	$2,960	$3,515	$2,960	$3,515

Index
Note 6. Borrowings
The following tables present information regarding the Company’s outstanding borrowings at September 30, 2024 ($ in thousands):

Description	Due date	Call Feature	Balance at September 30, 2024	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$814	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.17% at 9/30/24 adjustable rate 3 month CME Term SOFR+ 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.27% at 9/30/24 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	7.23% at 9/30/24 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	7.56% at 9/30/24 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	6.60% at 9/30/24 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by the Company beginning 6/23/2011	8,248	6.86% at 9/30/24 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed
Total borrowings / weighted average rate as of September 30, 2024			96,138	6.69%
Unamortized discount on acquired borrowings			(4,444)
Total borrowings			$91,694

Index
The following tables present information regarding the Company’s outstanding borrowings at December 31, 2023 ($ in thousands):

Description	Due date	Call Feature	Balance at December 31, 2023	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$851	0.00% to 1.00% fixed
FHLB Fixed Rate Credit	1/16/2024	None	80,000	5.59% fixed
FHLB Fixed Rate Credit	2/27/2024	None	100,000	5.61% fixed
FHLB Fixed Rate Credit	3/20/2024	None	100,000	5.61% fixed
FRB Bank Term Funding Program	12/20/2024	None	224,000	4.85% fixed
FRB Bank Term Funding Program	12/27/2024	None	25,000	4.83% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.30% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.40% at 12/31/23 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	7.78% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	7.66% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	7.04% at 12/31/23 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company beginning 6/23/2011	8,248	7.47% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/30/2028	Continuous by Company beginning 11/30/2023	10,000	9.09% at 12/31/23 adjustable rate 3 month CME Term SOFR + 3.69%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed
Total borrowings / weighted average rate as of December 31, 2023			635,175	5.57%
Unamortized discount on acquired borrowings			(5,017)
Total borrowings			$630,158

Note 7. Leases
The Company enters into leases in the normal course of business. As of September 30, 2024, the Company leased 14 bank branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the buildings are owned. The Company also leases office space for several operational departments. The lease agreements have maturity dates ranging from November 2024 through May 2076, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 21.1 years as of September 30, 2024. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of twelve months or less (short-term leases) on the Company's consolidated balance sheets. The short-term lease cost for each period presented was insignificant.
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

Index
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rates for leases were 3.32% and 3.19% as of September 30, 2024 and December 31, 2023, respectively.
The right-of-use assets, included in "Other assets" on the Company's consolidated balance sheet, and lease liabilities, included in "Other liabilities" on the Company's consolidated balance sheet, were $14.1 million and $14.9 million as of September 30, 2024, respectively, and were $17.1 million and $17.8 million as of December 31, 2023, respectively.
Total operating lease expenses, included in "Other operating expenses" in the Company's consolidated statement of income, were $0.6 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $1.8 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively.
Future undiscounted lease payments for operating leases with initial terms of greater than one year as of September 30, 2024 are as follows:

($ in thousands)
October 1, 2024 to December 31, 2024	$550
2025	1,800
2026	1,517
2027	1,236
2028	1,145
Thereafter	16,120
Total undiscounted lease payments	22,368
Less effect of discounting	(7,436)
Present value of estimated lease payments (lease liability)	$14,932

Note 8. Pension Plans
The Company recorded periodic pension cost totaling $63,000 and $51,000 for the three months ended September 30, 2024 and 2023, respectively, and $189,000 and $152,000 for the nine months ended September 30, 2024 and 2023, respectively.
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

Index
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2024:

($ in thousands) Description of Financial Instruments	Fair Value at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$62,872	$—	$62,872	$—
Mortgage-backed securities	1,828,802	—	1,828,802	—
Corporate bonds	15,784	—	15,784	—
Total available for sale securities	$1,907,458	$—	$1,907,458	$—

Derivative financial assets	$551	$—	$551	$—

Presold mortgages in process of settlement	$9,888	$—	$9,888	$—

Derivative financial liabilities	$553	$—	$553	$—

Nonrecurring
Individually evaluated loans	$4,746	$—	$—	$4,746

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
Securities Available for Sale — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy. Most of the fair values for the Company’s Level 2 securities are determined by the Company's third-party bond accounting provider using matrix pricing. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. For the Company, Level 2 securities include U.S Treasury bonds, mortgage-backed securities, commercial mortgage-backed obligations, government-sponsored enterprise securities, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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
There were no significant changes in the reported amount of Level 3 assets and liabilities measured at fair value on either a recurring or a non-recurring basis as of September 30, 2024.
The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2024 and December 31, 2023 were as follows:

		September 30, 2024		December 31, 2023
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$74,034	$74,034	$100,891	$100,891
Due from banks, interest-bearing	Level 1	670,407	670,407	136,964	136,964
Securities held to maturity	Level 2	521,801	448,300	533,678	449,623
Total loans, net of allowance	Level 3	7,890,820	7,232,306	8,040,249	7,379,079
SBA Servicing Asset	Level 3	2,960	3,946	3,351	4,049

Demand deposits, money market and savings	Level 1	9,507,268	9,507,268	9,052,905	9,052,905
Time deposits	Level 2	997,661	994,002	978,694	972,513
Borrowings	Level 2	91,694	80,268	630,158	615,614
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

Note 10. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $1.4 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and $3.0 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts are included in "Total personnel expense" on the accompanying consolidated statements of income.
The Company recognized income tax benefits related to stock-based compensation expense in its income statement of $304,000 and $278,000 for the three months ended September 30, 2024 and 2023, respectively, and $675,000 and $798,000 for the nine months ended September 30, 2024 and 2023, respectively.
At September 30, 2024, the sole equity-based compensation plan of the Company was the First Bancorp 2024 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 31, 2024. As of September 30, 2024, the Equity Plan had 1,929,731 shares remaining available for grant. During the second quarter, the First Bancorp 2014 Equity Plan expired and was replaced by the Equity Plan.
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
The following table presents information regarding the activity for the first nine months of 2024 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	291,291	$38.01
Granted during the period	67,080	38.09
Vested during the period	(50,501)	39.29
Forfeited or expired during the period	—	—
Nonvested at September 30, 2024	307,870	$37.42
Total unrecognized compensation expense as of September 30, 2024 amounted to $4.4 million with a weighted average remaining term of 1.9 years. For the nonvested awards that were outstanding at September 30, 2024, the Company expects to record $2.9 million in compensation expense in the next twelve months, $1.3 million of which is expected to be recorded in the remaining quarter of 2024.

Index
Note 11. Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended September 30,
	2024			2023
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$18,680			$29,893
Less: income allocated to restricted stock	(134)			(247)
Basic EPS per common share	$18,546	40,971,520	$0.45	$29,646	40,744,042	$0.73

Diluted EPS:
Net income	$18,680	40,971,520		$29,893	40,744,042
Effect of dilutive securities	—	395,223		—	455,016
Diluted EPS per common share	$18,680	41,366,743	$0.45	$29,893	41,199,058	$0.73

	For the Nine Months Ended September 30,
	2024			2023
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$72,664			$74,457
Less: income allocated to restricted stock	(471)			(539)
Basic EPS per common share	$72,193	40,924,822	$1.76	$73,918	40,691,751	$1.82

Diluted EPS:
Net income	$72,664	40,924,822		$74,457	40,691,751
Effect of dilutive securities	—	369,315		—	458,239
Diluted EPS per common share	$72,664	41,294,137	$1.76	$74,457	41,149,990	$1.81

Index
Note 12. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI") for the Company for the periods shown were as follows:

($ in thousands)	September 30, 2024	December 31, 2023
Unrealized loss on securities available for sale	$(331,538)	$(400,720)
Deferred tax asset	76,751	92,767
Net unrealized loss on securities available for sale	(254,787)	(307,953)

Postretirement plans liability	(25)	(100)
Deferred tax asset	6	23
Net postretirement plans liability	(19)	(77)

Total accumulated other comprehensive loss	$(254,806)	$(308,030)
The following tables disclose the changes in AOCI for the three and nine months ended September 30, 2024 and 2023 (all amounts are net of tax):

	For the Three Months Ended September 30, 2024
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(315,153)	$(38)	$(315,191)
Other comprehensive income before reclassifications	60,366	—	60,366
Amounts reclassified from accumulated other comprehensive income	—	19	19
Net current period other comprehensive income	60,366	19	60,385

Ending balance	$(254,787)	$(19)	$(254,806)

	For the Three Months Ended September 30, 2023
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(338,251)	$109	$(338,142)
Other comprehensive loss before reclassifications	(62,644)	—	(62,644)
Amounts reclassified from accumulated other comprehensive income	—	34	34
Net current period other comprehensive (loss) income	(62,644)	34	(62,610)

Ending balance	$(400,895)	$143	$(400,752)

Index

	For the Nine Months Ended September 30, 2024
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(307,953)	$(77)	$(308,030)
Other comprehensive income before reclassifications	52,274	—	52,274
Amounts reclassified from accumulated other comprehensive income	892	58	950
Net current-period other comprehensive income	53,166	58	53,224

Ending balance	$(254,787)	$(19)	$(254,806)

	For the Nine Months Ended September 30, 2023
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(342,017)	$42	$(341,975)
Other comprehensive loss before reclassifications	(58,878)	—	(58,878)
Amounts reclassified from accumulated other comprehensive income	—	101	101
Net current-period other comprehensive (loss) income	(58,878)	101	(58,777)

Ending balance	$(400,895)	$143	$(400,752)
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

Note 13. Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2024 and 2023. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Noninterest Income in-scope of ASC 606:
Service charges on deposit accounts	$4,320	$4,661	$12,327	$13,012
Other service charges and fees:
Bankcard interchange income, net	2,372	2,239	7,045	7,190
Other service charges and fees	1,710	1,354	5,208	4,184
Commissions from sales of financial products	1,371	1,207	4,068	3,926
Portion of other income in-scope of ASC 606	—	478	312	1,408
Noninterest income (in-scope of ASC 606)	9,773	9,939	28,960	29,720
Noninterest income (out-of-scope of ASC 606)	3,806	5,238	12,116	13,228
Total noninterest income	$13,579	$15,177	$41,076	$42,948
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

Overview and Highlights at and for Three Months Ended September 30, 2024

We earned net income of $18.7 million, or $0.45 diluted EPS, during the three months ended September 30, 2024 compared to net income of $29.9 million, or $0.73 diluted EPS, for the three months ended September 30, 2023. The decrease in net income in the current year period as compared to the prior year period was driven primarily by a $14.2 million increase in provision for credit losses, $13.0 million of which was related to anticipated impact from Hurricane Helene and a higher cost of funds, partially offset by a higher yield on interest earning assets, both of which were driven by the overall interest rate environment for the past year. Adjusting for the impact from Hurricane Helene, our adjusted net income was $29.0 million, or $0.70 per diluted share, for the third quarter.
•Net interest income for the third quarter of 2024 was $83.0 million, a 2.0% decrease from the $84.7 million recorded in the third quarter of 2023. The decrease in net interest income from the prior year period was driven by higher cost of funds, partially offset by higher yield on earning assets.
•Net interest margin ("NIM") on a tax-equivalent basis decreased in the third quarter of 2024 to 2.90% from 2.97% for the third quarter of 2023 as a result of the higher cost of funds and decreased loan accretion, partially offset by increases in market interest rates driving higher yields on loans and other earning assets.
•We remained well-capitalized by all regulatory standards. Capital grew during the quarter with a total common equity Tier 1 ratio of 14.37%, Tier 1 risk-based capital ratio of 15.19% and total risk-based capital ratio of 16.65% at September 30, 2024, all growing for the quarter and from September 30, 2023.
•The provision for credit losses for the third quarter of 2024 was $14.2 million, driven by an incremental provision of $13.0 million related to the potential exposure from Hurricane Helene and $2.1 million of net charge-off activity, partially offset by generally improving economic forecasts that lead to a reduction in the reserves required for unfunded commitments. See the "Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience" discussion in the Financial Condition section of Management's Discussion and Analysis.
•Noninterest income for the three months ended September 30, 2024 totaled $13.6 million which was a decrease of $1.6 million, or 10.5%, from the comparable period of 2023 and was primarily related to an decrease in Other income, net, related to the timing of the recognition of gain and loss from other investment activity, which does not include available for sale or held to maturity securities.
•Noninterest expense of $59.9 million for the quarter ended September 30, 2024 decreased $2.4 million, or 3.8%, from the three months ended September 30, 2023. This decrease is attributable to a $2.4 million decrease in other operating expenses.
•These third quarter results include the potential impact of Hurricane Helene of $13.4 million, comprised of $13.0 million of provision for potential credit loss exposure in our footprint hardest hit by Helene, $0.3 million of estimated property damages and an additional $0.1 million of other impacts. After considering the tax effect of these items, our net income was reduced by $10.3 million.

Overview and Highlights at and for Nine Months Ended September 30, 2024

We earned net income of $72.7 million, or $1.76 diluted EPS, during the nine months ended September 30, 2024 compared to net income of $74.5 million, or $1.81 diluted EPS, for the nine months ended September 30, 2023. Adjusting for the potential impact from Hurricane Helene, our adjusted net income was $83.0 million, or $2.01 per diluted share, for the nine months ended September 30, 2024.

Index
•Net interest income for the nine months ended September 30, 2024 was $243.4 million, a 7.9% decrease from the $264.2 million recorded for the comparable period of 2023. The decrease in net interest income was driven by higher cost of funds, partially offset by higher yields on interest earning assets.
•NIM on a tax-equivalent basis decreased to 2.86% for the nine months ended September 30, 2024 from 3.12% for the nine months ended September 30, 2023 related to higher cost of funds driven by increases in market rates and competition for deposits. Higher rates on interest-bearing liabilities and lower purchase accounting loan discount accretion were partially offset by increased loan yields from market rate increases and pricing on new loans.
•For the nine months ended September 30, 2024, the Company recorded $15.9 million in provision for credit losses as compared to $14.9 million for the nine months ended September 30, 2023. The higher provision in 2024 was significantly impacted by the $13.0 million provision related to Hurricane Helene. The 2023 provision was primarily driven by the GrandSouth acquisition as follows: (1) a one-time provision of $12.2 million for non-credit deteriorated loans; and (2) a one-time initial provision for unfunded commitments of $1.9 million.
•Noninterest income for the nine months ended September 30, 2024 totaled $41.1 million, a decrease of $1.9 million, or 4.4%, from the comparable period of 2023 primarily related to decreased Other income, net of $1.9 million and increased securities losses of $1.2 million, partially offset by an increase in SBA loan sale gains of $1.3 million.
•Noninterest expense decreased $20.7 million, or 10.4%, to $177.3 million for the nine months ended September 30, 2024 as compared to the prior year period, primarily driven by a $13.5 million decrease in merger expenses resulting from the GrandSouth acquisition along with a $4.7 million decrease in other operating expenses and a $1.6 million decrease in personnel expense.
•These 2024 year to date results include the potential impact of Hurricane Helene of $13.4 million. This comprised of $13.0 million of provision for potential credit loss exposure in our footprint hardest hit by Helene, $0.3 million of estimated property damages and an additional $0.1 million of other impacts. After considering the tax effect of these items, our net income was reduced by $10.3 million.

Total assets at September 30, 2024 amounted to $12.2 billion, a 0.3% increase from December 31, 2023, and was driven primarily by higher interest-bearing cash balances, partially offset by a short term strategy to intentional reduce investment securities and loan balances. The primary balance sheet changes are presented below.
•Total loans amounted to $8.0 billion at September 30, 2024, reflecting a contraction of $136.6 million from December 31, 2023.
•Total deposits were $10.5 billion at September 30, 2024, an increase of $473.3 million, or 4.72%, from December 31, 2023.
•Credit quality continued to be strong at September 30, 2024, with NPAs of 0.38% of total assets as of September 30, 2024, up slightly from 0.37% at December 31, 2023.
•On-balance sheet liquidity ratio was 17.7% at September 30, 2024. Available off-balance sheet sources totaled $2.4 billion at quarter end, resulting in a total liquidity ratio of 35.2%.
•Capital grew during the quarter, keeping us well-capitalized by all regulatory standards. At September 30, 2024, our total common equity Tier 1 ratio was 14.37%, our Tier 1 risk-based capital ratio was 15.19% and our total risk-based capital ratio was 16.65%. All capital ratios grew during the quarter and from September 30, 2023.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with GAAP and with general practices followed by the banking industry. Certain policies inherently have a greater reliance on the use of estimates, assumptions, or judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of our ACL and related Allowance for Unfunded Commitments, as well as business combinations, related fair value measurements and goodwill determination to be the accounting areas that require the most subjective or complex judgments, estimates, and assumptions, and where changes in those judgments, estimates, and assumptions (based on new or additional

Index
information, changes in the economic climate and/or market interest rates, etc.) could have a significant effect on our financial statements. See the "Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience" discussion in the Financial Condition section of Management's Discussion and Analysis.
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
Net interest income for the three months ended September 30, 2024 amounted to $83.0 million, a decrease of $1.7 million, or 2.0%, from the $84.7 million recorded in the third quarter of 2023. The decrease was primarily driven by higher cost of funds, partially offset by higher yields on earning assets. While average interest-earning assets for the third quarter of 2024 increased $83.9 million, or 0.7%, from the comparable period of the prior year, the mix of assets shifted to higher earning assets, with average loans growing $79.9 million and short term investments growing $400.0 million, while taxable securities decreased $391.5 million. The increase in the cost of interest bearing deposits of 64 basis points between the third quarter of 2023 and the third quarter of 2024 more than offset improvements from earning asset mix changes and higher yields. This resulted in the reduction in our tax-equivalent NIM (see discussion below) from 2.97% for the third quarter of 2023 to 2.90% for the third quarter of 2024.
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

	For the Three Months Ended September 30,
($ in thousands)	2024	2023
Net interest income, as reported	$83,043	$84,702
Tax-equivalent adjustment	722	740
Net interest income, tax-equivalent	$83,765	$85,442
Net interest margin, as reported	2.88%	2.95%
Net interest margin, tax-equivalent	2.90%	2.97%

Index
The following table presents an analysis of net interest income for the three months ended September 30, 2024 and 2023:

Average Balances and Net Interest Income Analysis
	Three Months Ended September 30,
	2024			2023
($ in thousands)	Average Volume	Interest Earned or Paid	Average Rate	Average Volume	Interest Earned or Paid	Average Rate
Assets
Loans (1) (2)	$8,019,730	$111,076	5.51%	$7,939,783	$106,514	5.32%
Taxable securities	2,493,924	10,779	1.72%	2,885,443	12,936	1.78%
Non-taxable securities	290,939	1,116	1.53%	295,403	1,118	1.50%
Short-term investments, primarily interest-bearing cash	684,634	8,438	4.90%	284,678	3,283	4.58%
Total interest-earning assets	11,489,227	131,409	4.55%	11,405,307	123,851	4.31%

Cash and due from banks	84,060			94,963
Premises and equipment	146,448			152,415
Other assets	406,878			353,093
Total assets	$12,126,613			$12,005,778

Liabilities
Interest-bearing checking	$1,393,611	$2,688	0.77%	$1,448,603	$2,007	0.55%
Money market deposits	4,173,884	34,878	3.32%	3,530,532	23,397	2.63%
Savings deposits	549,132	317	0.23%	646,782	307	0.19%
Other time deposits	626,341	4,726	3.00%	646,798	4,037	2.48%
Time deposits >$250,000	390,208	3,811	3.89%	359,884	2,893	3.19%
Total interest-bearing deposits	7,133,176	46,420	2.59%	6,632,599	32,641	1.95%
Borrowings	97,150	1,946	7.97%	438,808	6,508	5.88%
Total interest-bearing liabilities	7,230,326	48,366	2.66%	7,071,407	39,149	2.20%

Noninterest-bearing checking	3,376,061			3,547,447
Other liabilities	75,197			83,675
Shareholders’ equity	1,445,029			1,303,249
Total liabilities and shareholders’ equity	$12,126,613			$12,005,778

Net yield on interest-earning assets and net interest income		$83,043	2.88%		$84,702	2.95%
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		$83,765	2.90%		$85,442	2.97%

Interest rate spread			1.89%			2.11%

Average prime rate			8.43%			8.43%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and net deferred loan (cost)/fee amortization in the amounts of $(342,000), and $52,000 for three months ended September 30, 2024 and 2023, respectively.
(2)   Includes accretion of discount on acquired loans of $2.0 million and $2.8 million for three months ended September 30, 2024 and 2023, respectively.
(3)   Includes tax-equivalent adjustments of $722,000 and $740,000 for three months ended September 30, 2024 and 2023, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax-exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, despite the change in the mix of earning assets to higher yielding assets, the compression in NIM drove the decrease in net interest income.
•During 2023, the Federal Reserve increased the fed funds rate four times for a total of 100 basis points, in addition to the substantial increases made during 2022. During 2024, the Federal Reserve did not change rates until mid September at which point the fed funds rate was reduced 50 basis points. These changes resulted in a decrease of 50 basis points in fed funds rates between September 2023 and September 2024, with an average prime rate of 8.43% for three months ended September 30, 2024, a slight decrease from the prior year period. During much of 2024, the market yield curve was inverted.
•Average loan volumes for the three months ended September 30, 2024 were $79.9 million higher than the same period in 2023. In addition, interest rates on loans increased 19 basis points to 5.51% for the third quarter of 2024, resulting in an increase in interest income on loans of $4.6 million.
•Due to the impact of the aforementioned fed funds increases in 2022 and 2023 and the resulting increased market rates along with higher average balances, deposit interest expense for the three months ended September 30, 2024 increased $13.8 million compared to the same period in 2023. Average interest-bearing deposit balances increased $500.6 million while rates on those deposits increased 64 basis points as compared to the same period in the prior year.
•Average borrowings were $341.7 million lower in the third quarter of 2024 as compared to the third quarter of 2023 due in large part to the decreased utilization of short-term borrowings to fund loan growth and manage fluctuations in deposit balances. This decrease in volume of borrowings between periods was partially offset by higher rates on the remaining borrowings, with overall rates increasing 209 basis points in the third quarter of 2024 from the third quarter of 2023. These changes resulted in the $4.6 million decrease in interest expense on borrowings.
•The decrease in NIM was directly related to higher rates on interest-bearing liabilities driven by the aforementioned short-term Federal Reserve rate increases in 2022 and 2023, the inverted yield curve in 2024 and the repricing of our deposits during the last year occurring at a more rapid pace than the increase in yields on interest-earning assets.
Net interest income for the nine months ended September 30, 2024 amounted to $243.4 million, a decrease of $20.7 million, or 7.9%, from the $264.2 million recorded in the nine months ended September 30, 2023. As described above, the Federal Reserve actions from 2022 through 2024 affected market rates which had resulting impacts on the rates we paid or received in 2023 and 2024. Similar to the impact during the three months ended September 30, 2024, the decrease for the nine months ended September 30, 2024 was also driven by higher cost of funds, partially offset by increased yields on interest-earning assets. Our tax-equivalent NIM fell to 2.86% for the nine months ended September 30, 2024 from 3.12% for the nine months ended September 30, 2023 as discussed further below.
The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM as reported and on a tax-equivalent basis.

	For the Nine Months Ended September 30,
($ in thousands)	2024	2023
Net interest income, as reported	$243,432	$264,174
Tax-equivalent adjustment	2,186	2,139
Net interest income, tax-equivalent	$245,618	$266,313
Net interest margin, as reported	2.83%	3.09%
Net interest margin, tax-equivalent	2.86%	3.12%

Index
The following table presents an analysis of net interest income for the nine months ended September 30, 2024 and 2023.

Average Balances and Net Interest Income Analysis
	Nine Months Ended September 30,
	2024			2023
($ in thousands)	Average Volume	Interest Earned or Paid	Average Rate	Average Volume	Interest Earned or Paid	Average Rate
Assets
Loans (1) (2)	$8,064,480	$331,346	5.49%	$7,840,344	$308,857	5.27%
Taxable securities	2,633,093	34,798	1.77%	2,943,798	39,415	1.79%
Non-taxable securities	292,056	3,350	1.53%	296,985	3,368	1.52%
Short-term investments, primarily interest-bearing cash	490,782	17,351	4.72%	337,701	10,546	4.18%
Total interest-earning assets	11,480,411	$386,845	4.50%	11,418,828	362,186	4.24%

Cash and due from banks	86,514			94,483
Premises and equipment	149,073			152,058
Other assets	381,806			369,968
Total assets	$12,097,804			$12,035,337

Liabilities
Interest bearing checking	$1,398,137	$7,472	0.71%	$1,476,979	$4,205	0.38%
Money market deposits	3,961,707	95,102	3.21%	3,253,840	52,263	2.15%
Savings deposits	567,202	942	0.22%	683,741	705	0.14%
Other time deposits	694,469	16,235	3.12%	773,755	14,807	2.56%
Time deposits >$250,000	372,561	10,548	3.78%	338,797	6,907	2.73%
Total interest-bearing deposits	6,994,076	130,299	2.49%	6,527,112	78,887	1.62%
Borrowings	280,370	13,114	6.25%	453,694	19,125	5.64%
Total interest-bearing liabilities	7,274,446	143,413	2.63%	6,980,806	98,012	1.88%

Noninterest bearing checking	3,346,669			3,665,313
Other liabilities	76,922			91,997
Shareholders’ equity	1,399,767			1,297,221
Total liabilities and shareholders’ equity	$12,097,804			$12,035,337

Net yield on interest-earning assets and net interest income		$243,432	2.83%		$264,174	3.09%
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		$245,618	2.86%		$266,313	3.12%

Interest rate spread			1.87%			2.36%

Average prime rate			8.48%			8.09%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan (cost)/fee amortization (including deferred PPP fees), in the amounts of $(716,000), and $458,000 for nine months ended September 30, 2024 and 2023, respectively.
(2) Includes accretion of discount on acquired loans of $6.7 million and $9.0 million for nine months ended September 30, 2024 and 2023, respectively.
(3)   Includes tax-equivalent adjustments of $2.2 million and $2.1 million for nine months ended September 30, 2024 and 2023, respectively, to reflect the tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense

Index
Overall, as demonstrated in the table above, the reduction in NIM, partially offset by higher earning asset volumes, drove the decrease in net interest income.
•During 2023, the Federal Reserve increased the fed funds rate four times for a total of 100 basis points, in addition to the substantial increases made during 2022. During 2024, the Federal Reserve did not change rates until mid September at which point the fed funds rate was reduced 50 basis points. These changes resulted in a decrease of 50 basis points in fed funds rates between September 2023 and September 2024, with an average prime rate of 8.48% for nine months ended September 30, 2024, compared to 8.09% for the prior year period. During much of 2024, the market yield curve was inverted.
•Average loan volumes for the nine months ended September 30, 2024 were $224.1 million higher than the same period in 2023 due to organic loan growth. In addition, interest rates on loans increased 22 basis points to 5.49% for the nine months ended September 30, 2024, resulting in an increase in loan interest income of $22.5 million.
•Primarily due to higher market rates as well as the increase in average balances, deposit interest expense for the nine months ended September 30, 2024 increased $51.4 million compared to the same period in 2023. Average interest-bearing deposit balances increased $467.0 million while rates on those deposits increased 87 basis points as compared to the same period in the prior year.
•Interest expense on borrowings decreased $6.0 million for the nine months ended September 30, 2024 as compared to the same period in 2023 due to the $173.3 million decrease in the average volume of borrowings between periods, partially offset by a 61 basis point increase in the rates on those borrowings. The lower balances were due in large part to a decreased reliance on short-term borrowings during 2024 as deposit growth provided additional liquidity. The remaining borrowings are longer term in nature and carry higher interest rates than those that were paid off.
•NIM decreased 26 basis points between the comparable periods as higher loan yields and reduced cost of borrowings were more than offset by the higher cost of deposits, also driven by the increases in Fed funds rates during 2022 and 2023 and competition for deposits.

Our NIM for all periods presented benefited from the net accretion income arising from purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each time period presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest income – increased by accretion of loan discount on acquired loans	$2,003	$2,766	$6,743	$9,043
Total interest income impact	2,003	2,766	6,743	9,043
Interest expense – increased by discount accretion of deposits	(174)	(709)	(681)	(2,606)
Interest expense – increased by discount accretion of borrowings	(193)	(215)	(572)	(635)
Total net interest expense impact	(367)	(924)	(1,253)	(3,241)
Total impact on net interest income	$1,636	$1,842	$5,490	$5,802
The most significant component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans. Generally, the level of loan discount accretion will decline each year due to the natural reduction in outstanding balance of acquired loans.
At September 30, 2024 and 2023, unaccreted loan discounts on purchased loans amounted to $17.3 million and $26.5 million, respectively. The GrandSouth acquired portfolio comprised the majority of the remaining unaccreted loan discount at September 30, 2024.
In addition to the loan discount accretion recorded on acquired loans, we recorded accretion on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market. The level of SBA

Index
loan discount accretion will fluctuate relative to the SBA loan portfolio balances. At September 30, 2024 and 2023, the unaccreted loan discounts on SBA loans amounted to $3.3 million and $4.0 million, respectively.
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
The provision for credit losses was $14.2 million and zero for the three months ended September 30, 2024 and 2023, respectively, and $15.9 million and $14.9 million for the nine months ended September 30, 2024 and 2023, respectively.
For the three months ended September 30, 2024 as compared to the same period in 2023, the higher provision was primarily due to the $13.0 million provision specifically attributed to Hurricane Helene. Generally improving economic forecasts that lead to a reduction in the reserves required for unfunded commitments during the three months ended September 30, 2024, but the effect was not as impactful as was the case in the three months ended September 30, 2023 by $0.6 million.
For the nine months ended September 30, 2024 as compared to the same period in 2023, the higher provision was primarily due to the $13.0 million provision specifically attributed to Hurricane Helene and a $0.4 million increase in net charge off activity for the period, partially offset by generally improving economic forecasts that lead to a reduction in the reserves required for unfunded commitments. The provision for the nine months ended September 30, 2023 was directly related to the GrandSouth acquisition, which consisted of: (1) a one-time provision of $12.2 million for non-credit deteriorated loans; and (2) a one-time initial provision for unfunded commitments of $1.9 million.
Within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene, the Company identified borrowers with approximately $755 million of loans outstanding. Given that the storm impacted the area just prior to September 30, 2024 and recovery continues in many communities, the Company performed analyses to identify possible impacts from the storm and has reserved accordingly based upon the information available at this time. The Company applied increased reserve rates based upon severe economic factors to the approximately $755 million of loans in the path of Helene. Additionally, the Company performed an initial evaluation of the largest commercial loans in its impacted markets and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm The incremental provision related to the potential exposure from Hurricane Helene added 0.16% to the ACL as of September 30, 2024.
Additional discussion of the CECL method and our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience" sections following.

Index
Noninterest Income
Our noninterest income amounted to $13.6 million and $15.2 million for the three months ended September 30, 2024 and 2023, respectively, and $41.1 million and $42.9 million for the nine months ended September 30, 2024 and 2023, respectively. The lower noninterest income in the current quarter as compared to the same prior year period is primarily the result of lower "Other income, net," partially offset by an increase in "Presold mortgage loan fees and gains on sale." The decreased noninterest income for the nine months ended September 30, 2024 as compared to the same period in 2023 is a result of "Securities losses, net" in 2024 and lower "Other income, net," partially offset by increased "SBA loan sale gains." Details of the more significant components of noninterest income are presented in the table below. For the three and nine months ended September 30, 2024, the change in "Other income, net" was related to the timing of the recognition of gain and loss from other investment activity, which does not include available for sale or held to maturity securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Service charges on deposit accounts	$4,320	$4,661	$12,327	$13,012
Other service charges and fees - bankcard interchange income, net	2,372	2,239	7,045	7,190
Other service charges and fees - other	3,183	3,211	9,394	9,487
Presold mortgage loan fees and gains on sale	690	325	1,616	1,288
Commissions from sales of financial products	1,371	1,207	4,068	3,926
SBA loan sale gains	1,108	1,101	3,339	2,052
Bank-owned life insurance income	1,205	1,104	3,548	3,216
Securities losses, net	—	—	(1,161)	—
Other income, net	(670)	1,329	900	2,777
Total noninterest income	$13,579	$15,177	$41,076	$42,948
Noninterest Expenses
Total noninterest expenses totaled $59.9 million and $62.2 million for the three months ended September 30, 2024 and 2023, respectively, and $177.3 million and $198.0 million for the nine months ended September 30, 2024 and 2023, respectively. The primary contributors to the $2.4 million, or 3.8%, decrease in noninterest expense for the third quarter of 2024 as compared to the same period of 2023 were the $1.4 million decrease in "Other operating expenses", the $0.6 million decrease in "Non-credit losses," and the $0.5 million decrease in "Equipment related expenses," partially offset by an increase in "Total personnel expense" of $0.5 million. The primary contributors to the $20.7 million decrease for the nine months ended September 30, 2024 as compared to the same period in 2023 were the $13.5 million decrease in "Merger and acquisition expenses," the $2.7 million decrease in "Other operating expenses," the $1.7 million decrease in "Non-credit losses," and the $1.6 million decrease in "Total personnel expenses." The decline in "Other operating expenses" was primarily related to a $2.4 million charge in 2023 for the estimated termination costs associated with the Company's pension plan. For the three and nine months ended September 30, 2024, there was an overall effort my management to cut costs and control expenses.

Index
The following table presents the primary components of noninterest expenses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Salaries	$29,955	$29,394	$85,406	$87,391
Employee benefits	6,495	6,539	19,467	19,097
Total personnel expense	36,450	35,933	104,873	106,488
Occupancy expense	3,738	3,409	10,910	10,644
Equipment related expenses	1,118	1,594	4,384	4,398
Credit card rewards and other bankcard expenses	1,813	1,397	4,670	3,840
Telephone and data lines	727	996	2,557	2,973
Software licenses and other software costs	1,942	1,860	5,928	6,163
Data processing expense	2,275	2,098	6,580	6,370
Professional fees	1,479	1,765	4,694	4,631
Advertising and marketing	755	997	2,685	3,207
Non-credit losses	953	1,564	2,264	4,000
FDIC insurance costs	1,442	1,729	5,099	5,286
Corporate insurance costs	558	579	1,728	1,687
Other operating expenses	5,048	6,446	16,129	18,783
Merger and acquisition expenses	—	—	—	13,506
Amortization of intangible assets	1,613	1,953	5,041	6,147
Foreclosed property gains, net	(61)	(96)	(214)	(131)
Total noninterest expense	$59,850	$62,224	$177,328	$197,992
Income Taxes
We recorded income tax expense of $3.9 million and $7.8 million for the three months ended September 30, 2024 and 2023, respectively. Our effective tax rate was 17.2% and 20.6% for the three months ended September 30, 2024 and 2023, respectively. The lower effective tax rate for 2024 was attributable primarily to decreased pretax income driven by the potential impact of Hurricane Helene. For the nine months ended September 30, 2024 and 2023, we recorded tax expense of $18.6 million and $19.8 million, respectively. Our effective tax rate was 20.4% and 21.0% for the nine months ended September 30, 2024 and 2023, respectively.

FINANCIAL CONDITION
Total assets at September 30, 2024 amounted to $12.2 billion, a $38.5 million, or 0.3%, increase from December 31, 2023 and was primarily related to higher interest-bearing cash balances, partially offset by reductions in investment securities and loan balances.
Total loans at September 30, 2024 amounted to $8.0 billion, a decrease of $136.6 million, or 1.7%, from December 31, 2023. The mix of our loan portfolio remained substantially the same at September 30, 2024 as compared to December 31, 2023, with the exception of "Construction, development & other land loans," which, as a percentage of the loan portfolio, fell from 12% at December 31, 2023 to 9% at September 30, 2024. The majority of our real estate loans were personal mortgages and commercial loans where real estate provides additional security for the loan. Note 4 to the consolidated financial statements presents additional detail regarding our mix of loans. At September 30, 2024, we had no notable concentrations in geographies or industries, including in office or hospitality categories. The Company's exposure to non-owner occupied commercial office loans represented approximately 5.7% of the total portfolio at September 30, 2024, with the largest loan being $26.6 million and the average loan outstanding balance being $1.3 million. Non-owner occupied office loans were generally in non-metro markets and the 10 largest loans in this category represented less than 2% of the total loan portfolio at September 30, 2024.
Total investment securities were $2.4 billion at September 30, 2024, a decrease of $293.8 million from December 31, 2023. During the three and nine months ended September 30, 2024, the Company made no purchases of investment securities. There were no sales of investment securities during the third quarter of 2024.

Index
During the second quarter of 2024, the Company sold $142.9 million of available for sale investment securities at a $4.7 million loss that was substantially offset by the $4.5 million gain on sale of the VISA B shares during that quarter. The call of a security during the first quarter of 2024 resulted in a loss of $975 thousand related to the unamortized premium balance. In addition, the Company continues to utilize cash flows from investment securities to fund earning assets and repay borrowings and brokered deposits.
The composition of our investment portfolio remained substantially the same at September 30, 2024 as at December 31, 2023, with the exception of U.S. Treasuries, of which $175.9 million was sold or matured during the first nine months of 2024 and Mortgage-backed securities, of which $34.6 million and $169.3 million were sold, matured or were paid down during the three and nine months ended September 30, 2024, respectively. The composition of the investment portfolio continued to reflect our investment strategy of maintaining an appropriate level of liquidity while providing a stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.
The unrealized loss on available for sale securities totaled $331.5 million at September 30, 2024. Refer to Note 3 to the consolidated financial statements for additional detailed information regarding our mix of investments and the unrealized losses for each category. We evaluated the unrealized losses on individual securities at September 30, 2024 and determined them to be of a temporary nature due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, we reviewed third-party credit ratings and considered the severity of the impairment.
Total deposits amounted to $10.5 billion at September 30, 2024, an increase of $473.3 million, or 4.7%, from December 31, 2023. Brokered deposits decreased $3.1 million from year end, while organic growth from customer deposits totaled $476.4 million.
We continue to have a diversified and granular deposit base which has remained stable with continued growth in customer deposits, primarily money market accounts. Our deposit mix has remained relatively consistent and has not changed significantly and there has been no notable shift in deposits from noninterest-bearing to interest-bearing.

	September 30, 2024		December 31, 2023
($ in thousands)	Amount	Percentage	Amount	Percentage
Noninterest-bearing checking accounts	$3,350,237	32%	$3,379,876	34%
Interest-bearing checking accounts	1,426,356	13%	1,411,142	14%
Money market accounts	4,189,174	40%	3,653,506	36%
Savings accounts	541,501	5%	608,380	6%
Other time deposits	602,148	6%	610,887	6%
Time deposits >$250,000	385,995	4%	355,209	4%
Total customer deposits	10,495,411	100%	10,019,000	100%
Brokered deposits	9,518	—%	12,599	—%
Total deposits	$10,504,929	100%	$10,031,599	100%
As of September 30, 2024, the estimated insured deposits totaled $6.5 billion or 61.8% of total deposits. In addition, we had collateralized deposits at that date of $730.8 million such that approximately 68.7% of our total deposits were insured or collateralized at September 30, 2024.

Index
Nonperforming Assets
NPAs are defined as nonaccrual loans, modifications to borrowers in financial distress, loans past due 90 or more days and still accruing interest, and foreclosed real estate. NPAs are summarized as follows:

($ in thousands)	September 30, 2024	December 31, 2023
Nonperforming assets
Nonaccrual loans	$34,125	$32,208
Modifications to borrowers in financial distress	10,262	11,719
Total nonperforming loans	44,387	43,927
Foreclosed real estate	1,519	862
Total nonperforming assets	$45,906	$44,789

Asset Quality Ratios
Nonaccrual loans to total loans	0.43%	0.40%
Nonperforming loans to total loans	0.55%	0.54%
Nonperforming assets to total loans and foreclosed properties	0.57%	0.55%
Nonperforming assets to total assets	0.38%	0.37%
Allowance for credit losses to total loans	1.53%	1.35%
Allowance for credit losses to nonaccrual loans	359.61%	341.07%
Allowance for credit losses to nonperforming loans	276.47%	250.08%
As shown in the table above, total NPAs at September 30, 2024 increased slightly to $45.9 million from year end and related primarily to the $1.9 million increase in nonaccrual loans, partially offset by the $1.5 million decrease in modifications to borrowers in financial distress.
"Commercial and industrial" is the largest category of nonaccrual loans, at $10.3 million, or 30.2%, of total nonaccrual loans, followed by "Commercial real estate - owner occupied" at $10.1 million, or 29.6%, of total nonaccrual loans. Included in various loan categories are nonaccrual SBA loans totaling $21.7 million at September 30, 2024, or 63.5% of total nonaccrual loans, and which have $11.8 million in guarantees from the SBA.
As reflected in Note 4 to the accompanying consolidated financial statements, total classified loans decreased 4.9% to $51.5 million at September 30, 2024 compared to $54.2 million at December 31, 2023. The decrease resulted primarily from improvements in "Home equity loans/lines of credit" loans of $1.9 million and "Commercial real estate - owner occupied" loans of $1.8 million, partially offset by an increase in "Residential 1-4 family real estate" of $2.0 million. Special mention loans increased 34.2% from $44.1 million at December 31, 2023 to $59.2 million at September 30, 2024. The majority of the increase was attributable to "Commercial real estate - owner occupied" loans, which increased $14.7 million.
Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience
The total allowance for credit losses amounted to $122.7 million at September 30, 2024 compared to $109.9 million at December 31, 2023. Fluctuations in the ACL are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2023, adjustments for acquired loan portfolios. As discussed previously in the "Provision for Credit Losses and Provision for Unfunded Commitments" section, much of the change to the level of ACL during the period ended September 30, 2024 was primarily related to the provision of $13.0 million related to potential impact from Hurricane Helene, slower prepayment assumptions and updated economic forecasts which are a key assumption in the CECL model and which indicated improvement in some factors, but also to a continued reduction of the commercial real estate pricing index, thus projecting a higher allowance for credit losses balance, partially offset by reductions in loan balances during the period. The ACL as a percent of loans at September 30, 2024 was 1.53%, 16 basis points of which was attributable to the potential impact from Hurricane Helene.
Within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene, the Company identified borrowers with approximately $755 million of loans outstanding. The following is a summary of the categories of those loans outstanding as of September 30, 2024:

Index

($ in thousands)	Balance
Commercial and industrial	10,481
Construction, development & other land loans	29,429
Commercial real estate - owner occupied	98,958
Commercial real estate - non owner occupied	284,825
Multi-family real estate	25,677
Residential 1-4 family real estate	266,554
Home equity loans/lines of credit	39,470
Consumer loans	—
Total	755,394
Given that the storm impacted the area just prior to September 30, 2024 and recovery continues in many communities, the Company performed analyses to identify possible impacts from the storm and has reserved accordingly based upon the information available at this time. The Company applied increased reserve rates based upon severe economic factors to the approximately $755 million of loans in the most impacted path of Helene. Additionally, the Company performed an initial evaluation of the largest commercial loans in that area and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm. Due to the impact from from Hurricane Helene, the ACL on these impacted loans increased by $13.0 million, expanding the ACL as a percent of loans in the impacted markets from 1.29% to 3.01% as of September 30, 2024 and adding 0.16% to the overall ACL as a percent of total loans as of September 30, 2024.
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
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, ACL, charge-offs and recoveries, and key ratios:

($ in thousands)	Nine Months Ended September 30, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended September 30, 2023
Loans outstanding at end of period	$8,013,538	$8,150,102	$8,027,037
Average amount of loans outstanding	8,064,480	7,902,628	7,840,344
Allowance for credit losses, at period end	122,718	109,853	108,198

Total charge-offs	(7,460)	(10,175)	(7,575)
Total recoveries	2,292	3,701	2,845
Net charge-offs	$(5,168)	$(6,474)	$(4,730)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.09%	0.08%	0.08%
Allowance for credit losses as a percent of loans at end of period	1.53%	1.35%	1.35%
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

Index
loans. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available at the time of their examinations. Refer also to “Critical Accounting Policies – Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments” in Note 1 to the 2023 Annual Report on Form 10-K filed with the SEC for more information.
In addition to the ACL on loans, we maintain an allowance for lending-related commitments such as unfunded loan commitments. We estimate expected credit losses associated with these commitments over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a component of the provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for unfunded commitments of $9.3 million and $11.4 million at September 30, 2024 and December 31, 2023, respectively, is classified on the consolidated balance sheets within "Other liabilities." The decline in the level of the allowance between periods was driven by the reduction in reserve rates and balances of available lines of credit during the nine months ended September 30, 2024.
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
At September 30, 2024, the Company had the following sources of readily available borrowing capacity:
•An existing borrowing capacity with the FHLB of approximately $1.3 billion which can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by a blanket lien on most of our real estate loan portfolio, select securities from our investment portfolio, and our FHLB stock (of which $0.8 million and $280.9 million were outstanding at September 30, 2024 and December 31, 2023, respectively);
•Federal funds lines with several correspondent banks totaling $265.0 million, which provide for overnight unsecured federal funds purchased (of which none were outstanding at September 30, 2024 or December 31, 2023); and,
•A line of credit with the Federal Reserve through its discount window borrowing program of approximately $799.6 million which is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans) and specific investment securities. All of this line was available at both September 30, 2024 and December 31, 2023.
Our overall on-balance sheet liquidity ratio was 17.7% at September 30, 2024 compared to 14.6% at December 31, 2023. We define our liquidity ratio as net liquid assets (cash, unpledged securities and other marketable assets) as a percentage of our net liabilities (unpledged deposits and borrowings). Our total liquidity ratio, including the $2.4 billion in available lines of credit at quarter end, was 35.2% as of September 30, 2024. Not included in these ratios are the readily available sources of funds through brokered deposits. As of September 30, 2024, our brokered deposits availability was $1.8 billion per our internal policy.
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
We do not engage in significant derivatives activities. However, in 2023 to accommodate customers, we implemented a program whereby we enter into interest rate swaps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program. At September 30, 2024, the Company's derivative financial instruments consisted entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. There have been no material changes from the derivative positions discussed in Note 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
At September 30, 2024, our capital ratios exceeded the regulatory minimum ratios discussed above. The capital ratios at September 30, 2024 increased as compared to 2023 year end ratios related primarily to retention of earnings increasing capital, combined with loan reductions and shifts in asset mix to lower risk-weighted assets.

Index
The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated:

	September 30, 2024	December 31, 2023	Minimum required
Risk-based capital ratios:
Common equity Tier 1 to Tier 1 risk weighted assets	14.37%	13.20%	7.00%

Tier I capital to Tier 1 risk weighted assets	15.19%	13.99%	8.50%

Total risk-based capital to Tier II risk weighted assets	16.65%	15.54%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	11.29%	10.91%	4.00%
The Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At September 30, 2024, the Bank exceeded the minimum ratios established by the regulatory authorities.
In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity ("TCE") to tangible assets, which is a non-GAAP financial measure. The TCE ratio was 8.47% at September 30, 2024 compared to 7.56% at December 31, 2023.
The following table reconciles common equity to TCE and provides the calculation of the TCE ratio:

($ in thousands)	September 30, 2024	December 31, 2023
Reconciliation of Common Equity to TCE
Total shareholders' common equity	$1,477,525	$1,372,380
Less: Goodwill and other intangibles, net of related taxes	(489,139)	(493,211)
Tangible common equity	$988,386	$879,169
Reconciliation of Total Assets to Tangible Assets
Total assets	$12,153,430	$12,114,942
Less: Goodwill and other intangibles, net of related taxes	(489,139)	(493,211)
Tangible assets	$11,664,291	$11,621,731
TCE divided by Tangible Assets	8.47%	7.56%
Stock Repurchase Plans
On January 30, 2024, the Board of Directors of the Company authorized the repurchase of up to $40 million in shares of the Company’s common stock. Any such repurchases would be made pursuant to a plan approved by and containing provisions about the timing, purchase prices and quantities purchased determined by management in its discretion. During the quarter ended September 30, 2024, the Company did not make any such purchases.

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

Index
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
Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates in both a "shocked" instantaneous move and a "ramped" move of rates. Interest rates on different asset and liability accounts move differently when the Federal Reserve changes rates and such assumptions are reflected in the different rate scenarios. The model does not take into account any future actions that management may take to mitigate the impact of interest rate changes, and it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk.
There has been no significant change in the Company's estimated net interest income sensitivity position from December 31, 2023. From a net interest income perspective, the Company generally has a fairly neutral interest sensitivity position in the short-term (within a twelve-month period) and within the lower ranges (+ - 100 to 200 basis points) of interest rate changes. With the current inverted interest rate yield curve, modeling of net interest income in changing rate environments presents particular challenges. As of September 30, 2024, the net interest income sensitivity indicates a slight asset sensitive position in both rising and falling rates over a one year period; however, a steepening of the yield curve reduces the impact of a 200 basis point reduction in rates to less than 2% of net interest income over a one year period and less than a 1% reduction over a two year period. The interest rate yield curve remains flat/inverted as of September 30, 2024. A flat or inverted interest rate yield curve is an unfavorable interest rate environment for many financial institutions, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge or

Index
invert, the profit spread we realize between loan yields and deposit rates narrows, which pressures our NIM, as was the case in 2022 and 2023.
With regard to rising rates, with an immediate increase or shock of 200 basis points in market rates we would expect to realize an increase in net interest income of approximately 3% over both a one-year and two-year horizon. As previously noted, these assumptions are inherently uncertain, and actual results may differ from simulated results. Subsequent to September 30, 2024 market indications indicate that the yield curve may begin to normalize and steepen. In addition to the 50 basis points reduction in September 2024, the market consensus is that the Federal Reserve will continue to reduce short-term rates through late 2024 and into 2025. With reductions by the Federal Reserve, we are actively managing the cost of funds. Further, variable rate interest-earning assets will likely reprice to lower rates. Our ability to reduce cost of funds may be impacted by market competition for deposits.
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
As of December 31, 2023, the Company’s economic value of equity ("EVE") was generally liability sensitive in both a rising and falling interest rate environment, which continues to be the case as of September 30, 2024. In the rising rate scenarios, EVE declines and in the falling rate scenarios, EVE improves. The decline in EVE under a rising rate environment is driven by the composition of the loans and investment portfolios, primarily related to fixed rate loans and fixed rate mortgage-backed securities as compared to a higher proportion of deposits having variable rates. In a rising rate environment, the fixed rate loan and securities portfolios tend to extend due to slower prepayments, thus lowering their relative valuation in the EVE calculation. In declining rate environments, these same loan and securities portfolios tend to prepay. As of September 30, 2024, the impact of increasing rates on EVE are less severe than at December 31, 2023. Further, at the same date, the benefit from declining rates on EVE remains positive in most declining rate scenarios, but at a lower level than at December 31, 2023.
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

Item 4 – Controls and Procedures
Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the SEC is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to

Index
ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure. Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2024 are effective in allowing timely decisions regarding disclosure to be made about material information required to be included in our periodic reports with the SEC. In addition, there has been no change in our internal control over financial reporting which has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5 – Other Information
5(c) Trading Arrangements of Section 16 Reporting Persons.
During the quarter ended September 30, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Investor Relations, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 6, 2024	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

November 6, 2024	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

November 6, 2024	BY:/s/ T. Brent Hicks
T. Brent Hicks Executive Vice President and Chief Accounting Officer